Form 10-K
period 2001-12-31
MANTECH INTERNATIONAL CORP
filed 2002-04-01
CIK 892537

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

                     ANNUAL REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2001

                          Commission File No. 000-49604

                        MANTECH INTERNATIONAL CORPORATION
             (Exact name of registrant as specified in its charter)

             Delaware                                             22-1852179
   (State or other jurisdiction                               (I.R.S. Employer
 of incorporation or organization)                           Identification No.)

                 12015 Lee-Jackson Highway, Fairfax, VA 22033
                 --------------------------------------------
                   (Address of principal executive offices)

                                (703) 218-6000
             (Registrant's telephone number, including area code)

          Securities registered pursuant to Section 12(b) of the Act:

     Title of each class              Name of each exchange on which registered
                None                                     None

          Securities registered pursuant to Section 12(g) of the Act:

                Class A Common Stock, Par Value $0.01 Per Share

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [ ] Yes [X] No

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of February 28, 2002, was approximately $149,000,000.

Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of February 28, 2002: ManTech International Corp. Class A Common Stock, $.01 par value, 9,098,813 shares; ManTech International Corp. Class B Common Stock, $.01 par value, 17,131,004 shares.

                       DOCUMENTS INCORPORATED BY REFERENCE

None.

                                     PART I

ITEM 1.     BUSINESS

     This annual report contains forward-looking statements that involve substantial risks and uncertainties. You can identify these statements by forward-looking words such as "may," "will," "expect," "intend," "anticipate," "believe," "estimate," "continue" and other similar words. You should read statements that contain these words carefully because they discuss our future expectations, make projections of our future results of operations or financial condition or state other "forward-looking" information. We believe that it is important to communicate our future expectations to our investors. However, there may be events in the future that we are not able to accurately predict or control. The factors listed in the sections captioned "Risks Related to Our Business" and "Management's Discussion and Analysis of Financial Condition and Results of Operations," as well as any cautionary language in this annual report, provide examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements.

Business Overview

     ManTech International Corporation delivers a broad array of information technology and technical services solutions to U.S. federal government customers, focusing primarily on critical national defense programs for the intelligence community and Department of Defense. With 2001 revenue of $431 million, ManTech designs, develops, procures, implements, operates, tests and maintains mission-critical, enterprise information technology and communication systems and intelligence processing infrastructures for our federal government customers. More than 1,800 of our 3,500 employees hold government security clearances, including over 1,000 at the Top Secret level, of whom nearly 600 with access to Top Secret Sensitive Compartmented Information, allowing us to work with our customers in highly classified environments and at front-line deployments in the United States and 28 countries globally.

     We were founded in 1968 and have exhibited strong growth and profitability since 1980 largely as a result of successful long-standing relationships with our customers, having supported many of them for 15 to 30 years. For the years ended December 31, 2001 and 2000, approximately 85.0% and 84.0%, respectively, of our revenues were derived from our customers in the intelligence community and Department of Defense. These customers include the Office of the Secretary of Defense; the Department of State; various intelligence agencies; the U.S. Army, Navy, Air Force and Marine Corps; and joint military commands. We also provide solutions to federal government civilian agencies, including NASA, EPA and the Departments of Justice, Commerce and Energy, as well as to state and local governments and commercial customers.

Mantech's Services

     We deliver comprehensive information technology and technical services solutions for mission-critical, enterprise information technology and communication systems through three principal areas of expertise, which are offered separately or in combination across our customer base:

     Secure Systems and Infrastructure Solutions

     We provide a broad range of solutions to enhance systems and network availability and mission-critical performance of our customers' hardware, software, computer, network and telecommunication assets, including:

     Intelligence operations. We provide services for strategic and tactical intelligence systems, networks and facilities in support of the intelligence community and Department of Defense. To support classified systems and facilities designed to collect, analyze, process and report on signals intelligence, we develop and integrate advanced, signal processing systems and new signal processing techniques. Our intelligence-related services also include the design, rapid development and prototyping, integration and management of real-time signal processing systems. For example, when an adversary implements a new communication technique or protocol, we provide rapid prototyping and re-engineering services, which enable our customers in the intelligence community to decipher and exploit the communications.

     Communication systems and infrastructure support. We design, develop, modify and maintain secure communication systems and network infrastructures. This process involves evaluating industry standards, systems architectures and applications in order to recommend and develop technology solutions and integrate them into a customer's secure communication systems. We also procure, install and test new voice, data and video communication systems. For example, we provided a comprehensive communication network infrastructure and systems solution in relocating, re-establishing and upgrading a major military command headquarters from Panama to Miami, Florida. We integrated the customer's classified and unclassified information processing and telecommunication network without disruption to the command mission.

     Safeguarding critical infrastructures. We identify potential foreign and domestic threats, including terrorism, to quantify exposure to the threats and recommend prudent countermeasures. Our capabilities include threat definition and modeling, vulnerability identification, adversary characterization, lethal force defense analysis, security life-cycle planning and management, physical and cyber countermeasure optimization techniques and operations security assessments. For example, to assist the Department of State in addressing the requirements of Presidential Decision Directive 63, which requires all government agencies to identify and safeguard critical infrastructures from all forms of threats, we provide on-going support in the department-wide vulnerability assessments of their critical infrastructure and resources and perform worldwide network management and other integrated security services.

     Information assurance. We provide comprehensive information assurance programs that assess and implement integrated physical, technical, operations, personnel, computer and communication security requirements, including disaster recovery assessment. Our services include systems security architecture development, test and evaluation, certification and accreditation support and compliance audits and inspections. We offer information assurance support for both classified and unclassified systems. For example, for the Department of State, we design and implement networks and host-based intrusion detection programs that are compatible with their evolving virtual private network architecture.

     Information Technology Solutions

     We provide a broad range of information technology solutions to our customers, including:

     Systems integration services. We perform comprehensive systems integration of hardware and software components using commercial products and our customers' proprietary software and legacy applications for our government and commercial customers. We analyze customer information systems, applications and platforms and develop solutions to sustain or extend systems performance and availability. For example, as a subcontractor on the Navy-Marine Corps Intranet program, we are transitioning legacy software applications to a standardized, end-to-end systems infrastructure for voice, video and data. This includes potential review of over 10,000 legacy business applications serving 350,000 Navy personnel, which must be migrated to the new program architecture. We also develop and provide specialized training programs for information systems, including interactive electronic training and technical manuals and enterprise-wide distance learning programs. We are working with the Internal Revenue Service's General Business Institute to design, develop and implement a web-based training management and delivery solution that provides access to more than 100 training courses via their intranet or the Internet.

     In addition, we perform database conversion and application migration services for our customers. For example, we developed a software tool that enhances our database conversion and application migration services. This solution automates the database conversion process to enable better, faster and less expensive conversions and migrations.

     Enterprise application solutions. We design, develop, implement, test, maintain and web-enable software applications for our customers' information systems and network infrastructures. We provide comprehensive e-commerce services, including web development efforts that focus on designing and maintaining scalable, interoperable, reliable and portable end-to-end information management solutions. Our e-commerce services also include global web-based collaboration, electronic cataloging, automated document imaging and business process re-engineering. For example, as part of our business process re-engineering services, we are working with the Office of the Secretary of Defense to develop industry-wide electronic data interchange standards.

     We design, develop and implement electronic data interchange solutions, which enable different entities to communicate and execute orders and transactions electronically. For example, we developed an electronic data interchange solution for the Defense Commissary Agency, which operates over 370 commissaries worldwide. We also currently provide a web-based integrated solution for managing millions of vital records that document birth, death, marriage and divorce for several state and local governments.

     Our information technology solutions allow end-users insight into and control over supply chain management. We have developed and implemented logistics management information systems for the Navy for more than 20 years, including the sophisticated Naval Aviation Logistics Command Management Information System application, which is used on every ship in the Navy and at over 450 shore facilities. We have also expanded our services for the Navy in this area so that we now develop, maintain and provide continuous systems process improvements for 19 other information systems as part of the Navy Tactical Command Support System, which automates numerous logistics functions. Applications we designed for the Navy have been adopted for use by other agencies, including the Marine Corps, the White House Communications Agency and three NASA centers.

     Systems/network maintenance services. We have extensive experience in maintaining a wide range of information management resources for our customers. We perform comprehensive systems administration, including 24x7 support for continuous mission operations. For example, for the Army, we provide systems administration and help desk functions at a domestic location for a command and management system, as well as help desk functions in an overseas remote location that supports 1,500 users. For this customer, we also provide on-site support for the command and management system workstations and networks located throughout countries in Central and South America.

     Systems Engineering Solutions

     We offer our customers a broad range of systems engineering solutions, including:

     Systems engineering services. We perform comprehensive systems engineering services to analyze and develop solutions for customer hardware and software requirements. We also evaluate existing systems designs to determine if performance enhancements or cost savings can be derived through the integration of current technologies. For more than 15 years, we have provided a broad range of systems engineering services to analyze acoustic data requirements and develop instrumentation to assist the Navy in maintaining or increasing the acoustical advantages of U.S. submarines. As part of these services, we have developed a wide range of hull-mounted and towed array sonar systems and acoustic measurement systems. We also provide systems engineering and technical services that support the design and installation of communication, intelligence, electronic warfare and information systems aboard Navy and Coast Guard ships and at shore-based facilities.

     Testing and evaluation. For the past three decades, we have tested complex and mission-critical hardware and software systems used by the Army, Navy and NASA. We have played key roles in improving the performance, reliability, maintainability, supportability and weapons effectiveness of in-service rotary and fixed wing platforms, including the F/A-18E/F Super Hornet, and their associated ordnance. We are participating in development of plans for testing and evaluating the Joint Strike Fighter. We also perform submarine and surface ship acoustical trials to evaluate stealth abilities and to maintain the acoustical credibility of U.S. submarines. We have performed acoustic testing for every operational class of Navy combat vessel, both surface and submarine, in use today.

     Through our work at NASA's Goddard Space Flight Center, our space payload test and integration services have supported every in-house earth orbit program since 1971. We conduct a broad range of tests, including structural, acoustics, vibration, space simulation and electromagnetic tests, to certify that all flight hardware can withstand the extreme conditions of space flight. We have won recognition within both Goddard and the NASA community for our test, integration, transportation and launch site support of the Hubble Space Telescope repair and servicing missions. For example, we received the Goddard Contractor Excellence Award for 2000.

     We also design, manufacture and produce automated test technology for military and commercial customers. For example, we are the prime contractor for the U.S. Marine Corps Third Echelon Test System, a mobile testing platform that is designed to provide electronic repair support on the front lines of the battlefield.

     Our services also include our environmental science, toxicology and ecology research and development services for the EPA, including assessing the human health impacts of a wide variety of air and waterborne contaminants, monitoring and predicting exposures, understanding exposure routes in the event of a release of chemicals or biological agents and modeling migration strategies to predict the movement of airborne and waterborne contaminants. In response to the September 11, 2001 terrorist attacks, we were asked by the EPA's National Exposure Research Laboratory to assemble and calibrate equipment for monitoring pollutants released around the collapsed World Trade Center complex. In less than 48 hours, we defined monitoring needs and configured equipment in a mobile laboratory that was delivered to the World Trade Center site to collect and evaluate samples of contaminants.

     Independent validation and verification. We perform tests to certify that new systems or upgraded systems operate in accordance with their design requirements. For example, we have performed certification services for aircraft weapon systems in support of U.S. Naval Air Systems Command programs.

Mantech's Customers

     Our customers include U.S. federal government intelligence, military and civilian agencies and other state and local governments and commercial customers. We have successful long-standing relationships with our customers, having supported many of them for 15 to 30 years. Representative customers include:

     Intelligence and Department of Defense Customers
     .   Office of the Secretary of Defense
     .   U.S. Army, Navy, Air Force and Marine Corps
     .   Multiple Intelligence and Classified Agencies
     .   Department of State
     .   Defense Information Systems Agency
     .   Defense Logistics Agency
     .   Defense Commissary Agency
     .   Joint Interoperability Test Command

     Civilian Agencies or Departments
     .   Department of Energy
     .   Department of Justice
     .   National Aeronautics and Space Administration
     .   Environmental Protection Agency
     .   Internal Revenue Service
     .   National Institutes of Health, including the National Cancer Institute

     Our revenues derived from our federal government customers, consisting primarily of customers in the intelligence community and Department of Defense, accounted for approximately 96.2%, 96.1% and 96.0% of our revenues for 2001, 2000 and 1999, respectively. Our federal government customers typically exercise independent contracting authority, and even offices or divisions within an agency or department may directly, or through a prime contractor, use our services as a separate customer so long as that customer has independent decision-making and contracting authority within its organization. For example, under a blanket purchasing agreement with one of the Army's contracting agencies, program managers throughout the Army and from other services and defense agencies are able to purchase a wide range of our solutions. Even though task orders under this agreement together accounted for 12.6% of our revenues for the year ended December 31, 2001, no one task order represented more than 4.8% of our revenues during that period.

Foreign Operations

     In 2001, 98.6% of our revenue was derived from services provided under contracts with U.S.-based customers and 1.4% of 2001 revenue came from contracts with foreign customers. In 2000, 98.6% and 1.3% of revenue was derived from services provided for U.S. and foreign-based customers, respectively.

Backlog and GSA Schedule Contract Value

     At December 31, 2001, our backlog was $907.5 million, of which $206.8 million was funded backlog. In addition, we estimate our GSA schedule contract value at December 31, 2001 was $864.8 million. For the same period last year, our backlog was $859.0 of which $270.3 million was funded. Our GSA schedule contract value at December 31, 2000, was $260.5 million. Backlog, funded backlog and GSA schedule contract value represent estimates that we calculate on the bases described below. We expect that more than 83.1% of our funded backlog at December 31, 2001 will be recognized as revenues prior to December 31, 2002.

     We define backlog as our estimate of the remaining future revenues from existing signed contracts, assuming the exercise of all options relating to such contracts and including executed task orders issued under GSA schedule contracts. This includes an estimate of revenues for solutions that we believe we will be asked to provide in the future under the terms of executed multiple-award contracts in which we are not the sole provider, meaning that the customer could turn to companies other than us to fulfill the contract. It also includes an estimate of revenues from indefinite delivery, indefinite quantity contracts, which specify a maximum, but only a token minimum, amount of goods or services that may be provided under the contract. Backlog does not include the value for contracts where we have been given permission by the customer to begin or continue working, but where a formal contract or contract extension has not yet been signed.

     We define funded backlog to be the portion of backlog for which funding currently is appropriated and allocated to the contract by the purchasing agency or otherwise authorized for payment by the customer upon completion of a specified portion of work. Our funded backlog does not include the full value of our contracts, because Congress often appropriates funds for a particular program or contract on a yearly or quarterly basis, even though the contract may call for performance that is expected to take a number of years.

     At December 31, 2001, our backlog included $551.4 million of revenues for solutions pursuant to task orders that have been executed under GSA schedule contracts, of which $92.1 million was included in funded backlog. The amount of our revenues generated under GSA schedule contracts has increased in recent years. Specifically, for the years ended December 31, 1999, 2000, and 2001, funded awards under GSA schedule contracts were $102.5 million, $135.2 million and $154.2 million, respectively. We believe that potential GSA schedule contract revenues are not fully reflected in traditional backlog calculations because, as described below, while GSA schedule contracts provide our customers with the flexibility to obtain our solutions through a streamlined procurement process, they do not provide for fixed, minimum or maximum purchase commitments. Therefore, we have developed a method of calculating GSA schedule contract value that we use to evaluate estimates for the amount of revenues that we may receive under our GSA schedule contracts. For these purposes, we determine GSA schedule contract value by multiplying the average monthly amount of funded work that we have been awarded under each of our GSA schedule contracts over the past twelve months, by the number of months remaining in the term of those contracts, including under existing options, except that we do not take into account remaining contract terms of more than 72 months. Under this method, our GSA schedule contract value as of December 31, 2001 was approximately $864.8 million.

     GSA schedule contracts are competitively awarded government-wide acquisition contracts negotiated and awarded by the General Services Administration and effectively act as fixed-price or time-and-materials contracts which government agencies may, but are not required to, use to purchase professional services and information technology products at predetermined ceiling prices, terms and conditions. Many of our customers are authorized to use GSA schedule contracts through blanket purchase agreements, which operate similarly to GSA schedule contracts by permitting one or more federal agencies to purchase professional services or products from technology service providers at predetermined prices, terms and conditions. GSA schedule contracts are master agreements that do not, by themselves, authorize the delivery of services or products. Therefore, even though we have been awarded a GSA schedule contract or blanket purchase agreement, we often must actively solicit post-award sales, and it remains difficult for us to estimate the amount of work, if any, we will obtain under the contract.

     GSA schedule contracts benefit our federal government customers in a number of ways. First, they provide customers a streamlined means to competitively obtain professional services and technology products, allowing for a more efficient and timely procurement process. Second, because we must actively promote our services and technology to obtain work under these types of agreements, the customer benefits from continued competition. Third, as with fixed-price or time-and-materials contracts, GSA schedule contracts shift the risks of cost overruns to the technology service provider and promote effective contract management and cost-efficiencies by allowing the technology service provider to receive the benefit of cost savings that it generates. Although we must compete for or solicit individual task orders under GSA schedule contracts, we have found that they can benefit companies such as ours which can respond quickly to emerging customer requirements and can manage contract performance efficiently. Finally, as with traditional fixed-price contracts, GSA schedule contracts involve greater financial risk but we believe offer opportunities for higher profitability because we bear the impact of cost overruns and receive the benefit of cost savings.

     Changes in the amount of our backlog, funded backlog and GSA schedule contracts value result from potential future revenues from the execution of new contracts or the extension of existing contracts, reductions from contracts that end or are not renewed, reductions from the early termination of contracts, and adjustments to estimates of previously included contracts. Changes in the amount of our funded backlog and GSA schedule contract value also are affected by the funding cycles of the government. These estimates of future revenues are necessarily inexact and the receipt and timing of any of these revenues is subject to various contingencies, many of which are beyond our control. The actual accrual of revenues on programs included in backlog, funded backlog and GSA schedule contract value may never occur or may change because a program schedule could change or the program could be canceled, a contract could be modified or canceled, an option that we have assumed would be exercised is not exercised or initial estimates regarding the level of solutions that we may provide could prove to be wrong. For the same reason, we believe that period-to-period comparisons of backlog, funded backlog and GSA schedule contract value are not necessarily indicative of future revenues that we may receive.

Employees

     As of December 31, 2001, we had 3,513 employees, including 1,873 employees with government security clearances. Of these employees, 1,092 employees hold Top Secret security clearances, including 598 employees who have access to Sensitive Compartmented Information. Our employees with security clearances have already completed the lengthy process necessary to obtain the clearance. This process typically requires a candidate to be sponsored by the government with respect to a particular requirement, entails extensive background investigations that typically take from six months to a year and, for the most restricted access, may require successful completion of polygraph testing.

     Over 3,250 of our employees are technical and service professionals and managers, and over 390 are in administrative or executive functions. Approximately 185 of our employees, all of whom are located at NASA's Goddard Space Flight Center, are represented by the International Brotherhood of Electrical Workers union under a collective bargaining agreement which is due to expire in June 1, 2005. We have not experienced any work stoppage or strike by these employees.

Seasonality and Cyclicality

     We believe that our business may be subject to seasonal fluctuations. The federal government's fiscal year end can trigger increased purchase requests from customers for equipment and materials. Any increased purchase requests we receive as a result of the federal government's fiscal year end would serve to increase our fourth quarter revenues but will generally decrease profit margins for that quarter, as these activities typically are not as profitable as our normal service offerings. In addition, expenditures by our customers tend to vary in cycles that reflect overall economic conditions as well as budgeting and buying patterns. Our revenue has in the past been, and may in the future be, materially affected by a decline in the defense budget or in the economy in general, which could alter our current or prospective customers' spending priorities or budget cycles or extend our sales cycle.

Corporate History

     We are a corporation incorporated in Delaware and are the successor by merger to ManTech International Corporation, a New Jersey corporation. As a result of the merger, we reincorporated from New Jersey to Delaware and recapitalized our common stock. Our predecessor corporation had three classes of stock outstanding prior to the effective date of the merger: Class A common stock, Class B common stock and Class C common stock, of which the Class B common stock was redeemable and, therefore, not counted as equity for accounting purposes. On the effective date of the merger, each outstanding share of the New Jersey corporation's common stock was exchanged for one share of our Class
A common stock or for one share of our Class B common stock. Immediately after the merger, we effected a 16.3062-for-one stock split of our Class A common stock and Class B common stock. The holders of each share of Class A common stock are entitled to one vote per share, and the holders of each share of Class B common stock are entitled to ten votes per share. For purposes of this report, unless stated otherwise, all references to common stock refer to shares of the Delaware corporation after giving effect to the reincorporation, recapitalization and stock split, other than with respect to the historical consolidated financial statements.

     We completed our initial public offering of common stock on February 12, 2002, raising approximately $110.0 million for the company. ManTech's stock is traded on the NASDAQ Stock Market's National Market under the symbol "MANT".

Competition

     We believe that the major competitive factors in our market are distinctive technical competencies, security clearances, price of services, successful past contract performance, reputation for quality and key management with domain expertise. Our key competitors currently include divisions of large defense contractors, such as BAE SYSTEMS, plc, Lockheed Martin Corporation, Northrop Grumman Corporation, Raytheon Company and TRW Inc., as well as information technology service companies, such as Affiliated Computer Systems, Inc., Booz Allen & Hamilton, CACI

International, Inc., Computer Sciences Corporation, DynCorp, Electronic Data Systems Corporation, Science Applications International Corporation, Titan Corporation and Veridian Corporation.

Recent Developments

     We were awarded a contract from the U.S. Army Communications-Electronics Command (CECOM) at Fort Huachuca, Arizona to provide information systems support throughout the 5th Signal Command theater of operations, which includes Germany, Italy, Belgium, the United Kingdom and the Balkans. The contract has an estimated value of $163 million over a base year and four one-year options for a total of five years continuing through September 30, 2006.

     We were also awarded a contract by the National Aeronautics and Space Administration Goddard Space Flight Center in Greenbelt, Maryland, to provide environmental test and integration support services. ManTech has been the incumbent contractor providing similar services at Goddard for the past 20 years. This contract has an estimated value of $82.3 million over a two-year base period with one three-year option period for a total of five years continuing through March 31, 2007.

     We entered into a strategic alliance agreement with Parsons Corporation, an electrical services company, to pursue opportunities in the area of critical infrastructure protection for engineering and transportation projects for state and local governments which is an element of Homeland Security.

Risks Related to Our Business

We are dependent on contracts with the U.S. Federal Government for substantially all of our revenues.

     We expect that federal government contracts will continue to be the primary source of our revenues for the foreseeable future. If we were suspended or debarred from contracting with the federal government generally, or any significant agency in the intelligence community or Department of Defense, if our reputation or relationship with government agencies were impaired, or if the government otherwise ceased doing business with us or significantly decreased the amount of business it does with us, our business, prospects, financial condition or operating results could be materially harmed.

Federal government spending priorities may change in a manner adverse to our business.

     Our business depends upon continued federal government expenditures on intelligence, defense and other programs that we support. The overall U.S. defense budget declined from time to time in the late 1980s and the early 1990s. While spending authorizations for intelligence and defense-related programs by the government have increased in recent years, and in particular after the September 11, 2001 terrorist attacks, future levels of expenditures and authorizations for those programs may decrease, remain constant or shift to programs in areas where we do not currently provide services. A significant decline in government expenditures, or a shift of expenditures away from programs that we support, could adversely affect our business, prospects, financial condition or operating results.

Federal government contracts contain provisions that are unfavorable to us.

     Federal government contracts contain provisions and are subject to laws and regulations that give the government rights and remedies not typically found in commercial contracts, including allowing the government to:

     .   Terminate existing contracts for convenience, as well as for default;

     .   Reduce or modify contracts or subcontracts;

     . Cancel multi-year contracts and related orders if funds for contract performance for any subsequent year become unavailable;

     .   Decline to exercise an option to renew a multi-year contract;

     .   Claim rights in products and systems produced by us;

     . Suspend or debar us from doing business with the federal government or with a governmental agency; and

     .   Control or prohibit the export of our products.

     If the government terminates a contract for convenience, we may recover only our incurred or committed costs, settlement expenses and profit on work completed prior to the termination. If the government terminates a contract for default, we may not recover even those amounts, and instead may be liable for excess costs incurred by the government in procuring undelivered items and services from another source. As is common with government contractors, some of our contracts have had or are currently experiencing performance issues. We have received and may in the future receive show cause or cure notices under contracts that, if not addressed to the government's satisfaction, could give the government the right to terminate those contracts for default or to cease procuring our services under those contracts in the future.

We must comply with complex procurement laws and regulations.

     We must comply with and are affected by laws and regulations relating to the formation, administration and performance of federal government contracts, which affect how we do business with our customers and may impose added costs on our business. For example, we are subject to the Federal Acquisition Regulations and all supplements, which comprehensively regulate the formation, administration and performance of federal government contracts, and to the Truth in Negotiations Act, which requires certification and disclosure of cost and pricing data in connection with contract negotiations. If a government review or investigation uncovers improper or illegal activities, we may be subject to civil and criminal penalties and administrative sanctions, including termination of contracts, forfeiture of profits, suspension of payments, fines and suspension or debarment from doing business with federal government agencies, which could materially adversely affect our business, prospects, financial condition or operating results. From time to time in the past, we have been subject to government investigations. Currently, we are subject to two on-going investigations. For additional information regarding the government investigations to which we are currently subject, see "Item 3:
Business--Legal Proceedings." In addition, we are subject to industrial security regulations of Department of Defense and other federal agencies that are designed to safeguard against foreigners' access to classified information. If we were to come under foreign ownership, control or influence, our federal government customers could terminate or decide not to renew our contracts, and it could impair our ability to obtain new contracts. The government may reform its procurement practices or adopt new contracting rules and regulations, including cost accounting standards, that could be costly to satisfy or that could impair our ability to obtain new contracts.

We face competition from other firms, many of which have substantially greater resources.

     We operate in highly competitive markets and generally encounter intense competition to win contracts. We compete with many other firms, ranging from small specialized firms to large diversified firms, many of which have substantially greater financial, management and marketing resources than we do. Our competitors may be able to provide customers with different or greater capabilities or benefits than we can provide in areas such as technical qualifications, past contract performance, geographic presence, price and the availability of key professional personnel. Our failure to compete effectively with respect to any of these or other factors could have a material adverse effect on our business, prospects, financial condition or operating results. In addition, our competitors also have established or may establish relationships among themselves or with third parties to increase their ability to address customer needs. Accordingly, it is possible that new competitors or alliances among competitors may emerge.

We derive significant revenues from contracts awarded through a competitive bidding process.

     We derive significant revenues from federal government contracts that were awarded through a competitive bidding process. For example, in each of the past three fiscal years, each of our ten largest contracts, in terms of revenues, was awarded through a competitive bidding process. Much of the business that we expect to seek in the foreseeable future likely will be awarded through competitive bidding. Competitive bidding presents a number of risks, including the:

     . Need to bid on programs in advance of the completion of their design, which may result in unforeseen technological difficulties and cost overruns;

     . Substantial cost and managerial time and effort that we spend to prepare bids and proposals for contracts that may not be awarded to us;

     . Need to accurately estimate the resources and cost structure that will be required to service any contract we are awarded; and

     . Expense and delay that may arise if our competitors protest or challenge contract awards made to us pursuant to competitive bidding, and the risk that any such protest or challenge could result in the resubmission of bids on modified specifications, or in termination, reduction or modification of the awarded contract.

     We may not be provided the opportunity in the near term to bid on contracts that are held by other companies and are scheduled to expire if the government determines to extend the existing contract. If we are unable to win particular contracts that are awarded through the competitive bidding process, we may not be able to operate in the market for services that are provided under those contracts for a number of years. If we are unable to consistently win new contract awards over any extended period, our business and prospects will be adversely affected.

We may not receive the full amount authorized under contracts that we have entered into and may not accurately estimate our backlog and GSA schedule contract value.

     The maximum contract value specified under a government contract that we enter into is not necessarily indicative of revenues that we will realize under that contract. For example, we derive some of our revenues from government contracts in which we are not the sole provider, meaning that the government could turn to other companies to fulfill the contract, and from indefinite delivery, indefinite quantity contracts, which specify a maximum but only a token minimum amount of goods or services that may be provided under the contract. In addition, Congress often appropriates funds for a particular program on a yearly basis, even though the contract may call for performance that is expected to take a number of years. As a result, contracts typically are only partially funded at any point during their term, and all or some of the work to be performed under the contracts may remain unfunded unless and until Congress makes subsequent appropriations and the procuring agency allocates funding to the contract. Nevertheless, we look at these contract values, including values based on the assumed exercise of options relating to these contracts, in estimating the amount of our backlog. Because we may not receive the full amount we expect under a contract, we may not accurately estimate our backlog. Similarly, in recent years we have been deriving an increasing percentage of our revenues under GSA schedule contracts. GSA schedule contracts are procurement vehicles under which government agencies may, but are not required to, purchase professional services or products. As a result, we believe that potential GSA schedule contract values are not fully reflected in traditional backlog calculations. We have developed a method of calculating GSA schedule contract value that we use to evaluate estimates for the revenues we may receive under our GSA schedule contracts. Although we believe our method of determining GSA schedule contract value is based on reasonable estimates and assumptions, our experience with GSA schedule contracts has been limited to date. We are not currently aware of other companies within our market that employ comparable methods of determining GSA schedule contract value. Estimates of future revenues included in backlog and GSA schedule contract value are not necessarily precise and the receipt and timing of any of these revenues are subject to various contingencies, many of which are beyond our control. For a discussion of these contingencies see "Business--Backlog and GSA Schedule Contract Value." The actual accrual of revenues on programs included in backlog and GSA schedule contract value may never occur or may change.

We may not accurately estimate the expenses, time and resources necessary to satisfy our contractual obligations.

     We enter into three types of federal government contracts for our services: cost-plus, time-and-materials and fixed-price. For the year ended December 31, 2001, we derived 35.2%, 36.2% and 28.6% of our revenues from cost-plus, time-and-materials and fixed-price contracts, respectively. For 2000, the revenues were 39.7%, 34.6% and 25.7%, respectively. Under cost-plus contracts, we are reimbursed for allowable costs and paid a fee, which may be fixed or performance-based. To the extent that the actual costs incurred in performing a cost-plus contract are within the contract ceiling and allowable under the terms of the contract and applicable regulations, we are entitled to reimbursement of our costs, plus a profit. However, if our costs exceed the ceiling or are not allowable under the terms of the contract or applicable regulations, we may not be able to recover those costs. Under time-and-materials contracts, we are reimbursed for labor at negotiated hourly billing rates and for certain expenses. We assume financial risk on time-and-material contracts because we assume the risk of performing those contracts at negotiated hourly rates. Under fixed-price contracts, we perform specific tasks for a fixed price. Compared to cost-plus contracts, fixed-price contracts generally offer higher margin opportunities, but involve greater financial risk because we bear the impact of cost overruns and receive the benefit of cost savings. Our profits could be adversely affected if our costs under any of these contracts exceed the assumptions we used in bidding for the contract. Although we believe that we have recorded adequate provisions in our consolidated financial statements for losses on our contracts, as required under U.S. generally accepted accounting principles, our contract loss provisions may not be adequate to cover all actual losses that we may incur in the future.

Our contracts are subject to audits and cost adjustments by the federal government.

     The federal government audits and reviews our performance on contracts, pricing practices, cost structure and compliance with applicable laws, regulations and standards. Like most large government contractors, our contract costs are audited and reviewed on a continual basis. Although audits have been completed on our incurred contract costs through 1999, audits for costs incurred or work performed after 1999 remain ongoing and, for much of our work in recent years, have not yet commenced. In addition, non-audit reviews by the government may still be conducted on all our government contracts. An audit of our work, including an audit of work performed by companies we have acquired or may acquire, could result in a substantial adjustment to our revenues because any costs found to be improperly allocated to a specific contract will not be reimbursed, and revenues we have already recognized may need to be refunded. If a government audit uncovers improper or illegal activities, we may be subject to civil and criminal penalties and administrative sanctions, including termination of contracts, forfeiture of profits, suspension of payments, fines and suspension or debarment from doing business with federal government agencies. In addition, we could suffer serious harm to our reputation if allegations of impropriety were made against us.

We may be liable for systems and service failures.

     We create, implement and maintain information technology and technical services solutions that are often critical to our customers' operations, including those of federal, state and local governments. We have experienced and may in the future experience some systems and service failures, schedule or delivery delays and other problems in connection with our work. If our solutions, services, products or other applications have significant defects or errors, are subject to delivery delays or fail to meet our customers' expectations, we may:

     .   Lose revenues due to adverse customer reaction;

     .   Be required to provide additional services to a customer at no charge;

     . Receive negative publicity, which could damage our reputation and adversely affect our ability to attract or retain customers; or

     .   Suffer claims for substantial damages against us.

     In addition to any costs resulting from product warranties, contract performance or required corrective action, these failures may result in increased costs or loss of revenues if they result in customers postponing subsequently scheduled work or canceling or failing to renew contracts.

     While many of our contracts with the federal government limit our liability for damages that may arise from negligence in rendering services to our customers, we cannot be sure that these contractual provisions will protect us from liability for damages if we are sued. Furthermore, our errors and omissions and product liability insurance coverage may not continue to be available on reasonable terms or in sufficient amounts to cover one or more large claims, or the insurer may disclaim coverage as to some types of future claims. The successful assertion of any large claim against us could seriously harm our business. Even if not successful, these claims could result in significant legal and other costs and may be a distraction to our management.

Security breaches in classified government systems could adversely affect our business.

     Many of the programs we support and systems we develop, install and maintain involve managing and protecting information involved in intelligence, national security and other classified government functions. A security breach in one of these systems could cause serious harm to our business, damage our reputation and prevent us from being eligible for further work on critical classified systems for federal government customers. Losses that we could incur from such a security breach could exceed the policy limits that we have for errors and omissions or product liability insurance.

Our senior management and advisory board are important to our customer relationships.

     We believe that our success depends in part on the continued contributions of our co-founder, Chairman of the Board of Directors, Chief Executive Officer and President, George J. Pedersen, our Executive Vice President, Chief

Financial Officer, Treasurer and Director, John A. Moore, Jr., other members of our senior management and advisory board. We rely on our executive officers and senior management to generate business and execute programs successfully. In addition, the relationships and reputation that members of our management team and advisory board have established and maintain with government and military personnel contribute to our ability to maintain good customer relations and to identify new business opportunities. While we have employment agreements with some of our executive officers, these agreements do not prevent them from terminating their employment. The loss of Mr. Pedersen, Mr. Moore or any other senior management or advisory board members could impair our ability to identify and secure new contracts and otherwise to manage our business.

We must recruit and retain skilled employees to succeed in our labor-intensive business.

     We believe that an integral part of our success is our ability to provide employees who have advanced information technology and technical services skills and who work well with our customers in a government or defense-related environment. These employees are in great demand and are likely to remain a limited resource in the foreseeable future. If we are unable to recruit and retain a sufficient number of these employees, our ability to maintain and grow our business could be negatively impacted. In addition, some of our contracts contain provisions requiring us to commit to staff a program with certain personnel the customer considers key to our successful performance under the contract. In the event we are unable to provide these key personnel or acceptable substitutions, the customer may terminate the contract, and we may not be able to recover our costs in the event the contract is terminated.

Our business is dependent upon obtaining and maintaining required security clearances.

     Many of our federal government contracts require our employees to maintain various levels of security clearances, and we are required to maintain certain facility security clearances complying with Department of Defense requirements. Obtaining and maintaining security clearances for employees involves a lengthy process, and it is difficult to identify, recruit and retain employees who already hold security clearances. If our employees are unable to obtain or retain security clearances or if our employees who hold security clearances terminate employment with us, the customer whose work requires cleared employees could terminate the contract or decide not to renew it upon its expiration. In addition, we expect that many of the contracts on which we will bid will require us to demonstrate our ability to obtain facility security clearances and perform work with employees who hold specified types of security clearances. To the extent we are not able to obtain facility security clearances or engage employees with the required security clearances for a particular contract, we may not be able to bid on or win new contracts, or effectively rebid on expiring contracts.

If we are unable to manage our growth, our business could be adversely affected.

     Sustaining our growth has placed significant demands on our management, as well as on our administrative, operational and financial resources. For us to continue to manage our growth, we must continue to improve our operational, financial and management information systems and expand, motivate and manage our workforce. If we are unable to successfully manage our growth without compromising our quality of service and our profit margins, or if new systems that we implement to assist in managing our growth do not produce the expected benefits, our business, prospects, financial condition or operating results could be adversely affected.

We may undertake acquisitions that could increase our costs or liabilities or be disruptive.

     One of our key operating strategies is to selectively pursue acquisitions. While we do not currently have any commitments, agreements or understandings to acquire any specific businesses or other material operations, we have made a number of acquisitions in the past and will consider other acquisitions in the future. We may not be able to locate suitable acquisition candidates at prices that we consider appropriate or to finance acquisitions on terms that are satisfactory to us. If we do identify an appropriate acquisition candidate, we may not be able to successfully negotiate the terms of an acquisition, finance the acquisition or, if the acquisition occurs, integrate the acquired business into our existing business. Negotiations of potential acquisitions and the integration of acquired business operations could disrupt our business by diverting management away from day-to-day operations. Acquisitions of businesses or other material operations may require additional debt or equity financing, resulting in additional leverage or dilution of ownership. The difficulties of integration may be increased by the necessity of coordinating geographically dispersed organizations, integrating personnel with disparate business backgrounds and combining different corporate cultures. We also may not realize cost efficiencies or synergies that we anticipated when selecting our acquisition candidates. In addition, we may need to record write downs from future impairments of intangible assets, which could reduce our future reported earnings. At times, acquisition candidates may have liabilities or adverse operating issues that we fail to discover through due diligence prior to the acquisition.

We may be exposed to liabilities or losses from operations that we have discontinued.

     We have determined to dispose of certain of our businesses, either by selling them or by winding down their operations. For more information on these discontinued operations, please see "Management's Discussion and Analysis of Financial Condition and Results of Operations--Discontinued Operations" and
note 15 to our consolidated financial statements. Our consolidated financial statements reflect, under the heading "Discontinued Operations," our estimate of the net losses expected from these operations through the date we estimate we will dispose of them, and all losses expected to be realized upon disposal of these operations. If we incur greater losses than we expect on dispositions, or if the operation of these businesses generates greater losses than we expect prior to disposition, there will be a negative impact on future operating results. Even if we are successful in disposing of these businesses, we may continue to be exposed to some liabilities for their operations.

     For example, we are a defendant in a lawsuit where the plaintiff alleges that one of the businesses we intend to dispose of or its subcontractors caused soil and groundwater contamination by improperly disposing of dry cleaning solvents and we are involved in a second lawsuit where defendants are seeking to add us as a third-party defendant with respect to allegations that they caused or contributed to soil and ground water contamination. For more information on these lawsuits, see "Item 3: Business--Legal Proceedings." The operations from this business, particularly the performance of environmental consulting and remediation services, may not have been or in the future may not be conducted in compliance with environmental laws, exposing us to further liability and damages for the costs of investigating and cleaning up sites of spills, disposals or other releases of hazardous materials. We cannot assure you that our liability in these matters, or any other environmental liabilities that arise in the future, will not exceed our resources or will be covered by insurance. Even after we dispose of this and the other discontinued operations, we likely will remain liable for any costs, damages or other liabilities imposed upon them that result from or relate to their operations prior to the disposition.

We may be affected by intellectual property infringement claims.

     Our business operations rely extensively on procuring and deploying intellectual property. Our employees develop some of the software solutions and other forms of intellectual property that we use to provide information technology solutions to our customers, but we also license technology from primary vendors. Typically, under federal government contracts, our government customers may claim rights in the intellectual property we develop, making it impossible for us to prevent their future use of our intellectual property. We are and may in the future be subject to claims from our employees or third parties who assert that software solutions and other forms of intellectual property that we used in delivering services and solutions to our customers infringe upon intellectual property rights of such employees or third parties. If our vendors, our employees or third parties assert claims that we or our customers are infringing on their intellectual property, we could incur substantial costs to defend these claims. In addition, if any of our vendors' infringement claims are ultimately successful, our vendors could require us to:

     . Cease selling or using products or services that incorporate the challenged software or technology;

     .   Obtain a license or additional licenses from our vendors; or

     . Redesign our products and services that rely on the challenged software or technology.

Covenants in our credit facility may restrict our financial and operating flexibility.

     Our credit facility contains covenants that limit or restrict, among other things, our ability to borrow money outside of the amounts committed under the credit facility, make investments in our subsidiaries that are borrowers under the credit facility and designated as discontinued operations or in other entities not listed as borrowers under the credit facility, make other restricted payments, pay dividends on our common stock, sell or otherwise dispose of assets other than in the ordinary course of business, merge or consolidate, or make acquisitions, in each case without the prior written consent of our lenders. Our credit facility also requires us to maintain specified financial covenants relating to fixed charge coverage, interest coverage, debt coverage, and minimum consolidated net worth. Our ability to satisfy these financial ratios can be affected by events beyond our control, and we cannot assure you that we will meet those ratios. For example, on two occasions in the past five years, in March 2001 and in November 2000, we obtained waivers for failure to maintain the required fixed charge coverage ratio as of the end of the preceding quarters under the credit facility that was in effect at that time. Default under our credit facility could allow the lenders to declare all amounts outstanding to be immediately due and payable. We have pledged substantially all of our assets, including the stock of our subsidiaries to secure the debt under our credit facility. If the lenders declare amounts outstanding under the credit facility to be due, the lenders could proceed against those assets. Any event of default, therefore, could have a material adverse effect on our business if the creditors determine to exercise their rights. We also may incur future debt obligations that might subject us to restrictive covenants that could affect our financial and operational flexibility, restrict our ability to pay dividends on our common stock or subject us to other events of default. Any such restrictive covenants in any future debt obligations we incur could limit our ability to fund our businesses with equity investments or intercompany advances, which would impede our ability to operate or expand our business.

     From time to time we may require consents or waivers from our lenders to permit actions that are prohibited by our credit facility. For example, we will require the consent of our lenders to complete the merger through which we reincorporate in Delaware. If in the future our lenders refuse to provide waivers of our credit facility's restrictive covenants and/or financial ratios, then we may be in default under our credit facility, and we may be prohibited from undertaking actions that are necessary to maintain and expand our business.

Our employees may engage in misconduct or other improper activities.

     We are exposed to the risk that employee fraud or other misconduct could occur. Misconduct by employees could include intentional failures to comply with federal government procurement regulations and failing to disclose unauthorized or unsuccessful activities to us. Employee misconduct could also involve the improper use of our customers' sensitive or classified information, which could result in regulatory sanctions and serious harm to our reputation. It is not always possible to deter employee misconduct, and the precautions we take to prevent and detect this activity may not be effective in controlling unknown or unmanaged risks or losses.

ITEM 2.     PROPERTIES

     All of our facilities are leased in close proximity to our customers. Since 1992, we have leased our corporate headquarters office building in Fairfax, Virginia. We are in the fourth year of a ten-year lease on this facility. As of December 31, 2001, we leased 21 additional operating facilities throughout the metropolitan Washington, D.C. area and 63 facilities in other parts of the United States. We also have employees working at customer sites throughout the United States and in other countries.

ITEM 3.     LEGAL PROCEEDINGS

     On July 29, 1999, Thomas Harris Corporation filed suit in state court in Rockwall County, Texas, against our environmental remediation subsidiary (which is among our businesses included in discontinued operations) and subcontractors to that subsidiary, alleging that our subsidiary or its subcontractors caused soil and groundwater contamination by improperly disposing of dry cleaning solvents, and seeking an unspecified amount of actual, consequential and punitive damages. We vigorously dispute and deny these allegations. Trial in this case has been set for April 22, 2002. While the ultimate outcome of litigation cannot be assured, if and to the extent that the damages alleged by the plaintiffs are ultimately determined to be our responsibility, we believe that we will be able to recover a portion of the amount from our professional liability insurance, including fees for our attorneys, and that any amounts that we bear will not have a material adverse effect on our business, prospects, financial condition, cash flow or operating results.

     On June 1, 2001, CHBP, Ltd., a customer of our environmental remediation subsidiary, filed suit against a number of parties alleging that they caused soil and groundwater contamination while occupying a commercial business center owned by CHBP, Ltd. On November 15, 2001, some of the defendants in this suit filed a third-party complaint against our environmental remediation subsidiary, alleging that services provided by our subsidiary to CHBP, Ltd. caused or contributed to the alleged contamination of the property. We have denied the third-party plaintiffs' allegations in our answer to the third-party complaint, and believe that we have other defenses and claims, including indemnification claims and professional liability insurance coverage, and do not believe this litigation will have a material adverse effect on our business, prospects, financial condition or operating results.

     Like most large government defense contractors, our contract costs are audited and reviewed on a continual basis by an in-house staff of auditors from the Defense Contract Auditing Agency. In addition to these routine audits, we are subject from time to time to audits and investigations by other agencies of the federal government. These audits and investigations are conducted to determine if our performance and administration of our government contracts is compliant with contractual requirements and applicable federal statutes and regulations. An audit or investigation may result in a finding that our performance and administration is compliant or, alternatively, may result in the government initiating proceedings against us or our employees, including administrative proceedings seeking repayment of monies, suspension and/or debarment from doing business with the federal government or a particular agency, or civil or criminal proceedings seeking penalties and/or fines. Audits and investigations conducted by the federal government frequently span several years. Other than routine audits of our contract costs, we are not aware of any other government audits or investigations except as set forth below.

     On August 17, 2001, we were served with a grand jury subpoena issued by the United States District Court for the Eastern District of Virginia. The U.S. Attorney's Office for the Eastern District of Virginia has advised us that the investigation relates to whether we improperly charged a portion of our corporate merger and acquisition-related expenses and certain expenses of our Australian-based software consulting subsidiary (which is one of our businesses included in discontinued operations) in a manner that would have resulted in those expenses being reimbursed by the U.S. government. Based on conversations with the U.S. Attorney's Office, we believe that we may receive a second subpoena or other request for information from the U.S. Attorney's Office relating to this investigation. This investigation is in its preliminary stages and accordingly it is too early to tell whether the consequences of the investigation will have a material adverse effect on our business, prospects, financial condition or operating results. We are fully cooperating with the federal government's investigation of this matter.

     We also are currently subject to an investigation by the Inspector General of the EPA regarding the number of hours we charged in the performance of a contract with the EPA. We do not believe that the outcome of this investigation will have a material adverse effect on business, prospects, financial condition or operating results. We are fully cooperating with the federal government's investigation. The investigation of the Inspector General of the Department of State regarding our allocation of costs to a contract with the Department of State was closed without any adverse action against the company.

     In addition to the foregoing, we are subject to certain other legal proceedings, claims and disputes which arise in the ordinary course of our business. Although we cannot predict the outcomes of these other legal proceedings, based on the information now available to us, we do not believe that the ultimate resolution of these matters, either individually or in the aggregate, will have a material adverse effect on our business, prospects, financial condition or operating results.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

                                     PART II

ITEM 5.     MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
            MATTERS

Market Information

     Our common stock has been quoted on the Nasdaq National Market under the symbol "MANT" since our initial public offering on February 7, 2002. Prior to the initial public offering, there had been no public market for our common stock. The following table lists the high and low per share closing sales prices for our common stock as reported by the Nasdaq National Market for the periods indicated

     The initial public offering price of our Class A common stock on February 7, 2002 was $16.00 per share and the closing sales price of our Class A common stock on February 28, 2001 was $18.01. As of February 28, 2002, there were 9,098,813 shares of Class A common stock outstanding that were held by 5 stockholders of record.

Dividend Policy

     Our credit facility prohibits us from paying cash dividends to holders of our common stock. In addition, we currently intend to retain any earnings for the future operation and growth of our business. Therefore, we do not anticipate paying any cash dividends on our common stock in the foreseeable future. No dividends have been declared on any class of our common stock during the past two fiscal years. Any future dividends declared would be at the discretion of our board of directors and would depend, among other factors, upon our results of operations, financial condition and cash requirements and the terms of our credit facility and other financing agreements at the time such payment is considered.

Use of Proceeds

     On February 6, 2002, our first registration statement, filed on Form S-1 (File No. 333-73946) under the Securities Act of 1933, relating to our initial public offering of Class A Common Stock, was declared effective, and on February 7, 2002, our registration statement filed under Rule 462(b) (File No. 333-82310) was declared effective. Under these registration statements, we registered a total of 7,200,000 shares of our Class A common stock, of which 6,866,667 shares were sold by us, and 333,333 shares were sold by the selling stockholder, who is our Chairman of the Board of Directors, Chief Executive Officer and President, and a 10% or greater stockholder. All such shares were sold at $16.00 per share on February 7, 2002. The managing underwriters for the offering were Jefferies & Company, Inc., Legg Mason Wood Walker, Incorporated and BB&T Capital Markets. Pursuant to the terms of the underwriting agreement described in the registration statements, the underwriters were entitled to elect, not later than March 9, 2002, to sell up to 1,080,000 additional shares of our Class A common stock, of which 696,487 shares were to be sold by us, and 383,513 shares were to be sold by the selling stockholder if the underwriters elected to sell all the additional shares. On February 12, 2002, the underwriters elected to sell an additional 1,080,000 shares, resulting in an aggregate offering price of $132,480,000, of which $121,010,464 pertained to shares sold by us and the remaining $11,469,536 pertained to shares sold by the selling stockholder. The total underwriting discount was approximately $9.3 million, of which the company paid $8.5 million, and we incurred other expenses (including filing, legal and accounting fees) of approximately $2.5 million, none of which were paid to our directors or officers or their affiliates or to persons owning 10% or more of any class of our common stock or that of our affiliates. Our net proceeds from the offering were $110.0 million. Proceeds from the offering were used to repay the principal and accrued interest outstanding under our term loan and under our subordinated debt and to pay off all but $25.0 million of principal owing under our revolving credit facility. The principal and accrued interest under our term loan was $6.0 million, principal and accrued interest under our subordinated debt was $8.1 million, and the principal repayment under our revolving credit facility was $17.7 million.

     We intend to use the remainder of the net proceeds of the offering (together with cash on hand, additional borrowings and capital stock) to fund all or a portion of the costs of any acquisitions of complementary businesses we determine to pursue in the future, although there are no assurances that we will be able to successfully identify or consummate any such acquisitions. To the extent that we do not pursue or consummate any acquisitions, any remaining net proceeds to us will be used for working capital and general corporate purposes. We have no present commitments, agreements or understandings to acquire any business. We may invest the net proceeds of this offering in short-term, investment grade, interest-bearing securities or guaranteed obligations of the United States or its agencies.

ITEM 6.     SELECTED FINANCIAL DATA

     The selected financial data presented below for each of the years in the five-year period ended December 31, 2001 is derived from our audited consolidated financial statements. You should read the selected financial data presented below in conjunction with our consolidated financial statements, the notes to our consolidated financial statements and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

                                                       Year Ended December 31,
                                                       -----------------------
                                         2001        2000        1999        1998       1997
                                         ----        ----        ----        ----       ----
Statement of Income Data:
Revenues                                $431,436    $378,827    $353,924    $314,309   $286,051
       Cost of services                  353,337     315,414     296,306     265,189    245,857
                                         -------     -------     -------     -------    -------
Gross profit                              78,099      63,413      57,618      49,120     40,194
                                          ------      ------      ------      ------     ------
Costs and expenses:
       General and administrative         44,787      41,545      39,175      33,389     27,509
       Depreciation and amortization       3,262       3,279       3,275       2,284      2,304
                                           -----       -----       -----       -----      -----
            Total costs and expenses      48,049      44,824      42,450      35,673     29,813
                                          ------      ------      ------      ------     ------
Income from operations                    30,050      18,589      15,168      13,447     10,381
Interest expense                           2,922       4,438       4,122       4,020      2,434
Loss from investment default                --          --          --         5,230       --
Other (income) expense, net              (1,202)       1,039     (1,253)       (940)    (1,925)
                                         -------       -----     -------       -----    -------
Income before provision for income
taxes and minority interest               28,330      13,112      12,299       5,137      9,872
Provision for income taxes              (12,083)     (5,974)     (5,466)     (2,183)    (4,410)
Minority interest                            (7)        (13)        (37)        (33)       (24)
                                             ---        ----        ----        ----       ----
Income from continuing operations         16,240       7,125       6,796       2,921      5,438
(Loss) income from discontinued
operations                               (6,533)     (4,667)     (2,727)     (1,268)        255
Loss on disposal of discontinued
operations                               (8,912)       (719)         --          --          --
                                         -------       -----    --------   ---------    -------
Net income (loss)                           $795      $1,739      $4,069      $1,653     $5,693
                                           =====     =======     =======     =======    =======

Income from continuing operations
available to common stockholders         $16,240      $7,125      $6,796      $2,838     $4,189
                                        ========     =======     =======     =======    =======

As Reported:
Basic earnings per share from
continuing operations/(1)/                $14.24       $6.29       $5.98       $2.46      $3.60
                                         =======      ======      ======      ======     ======
Diluted earnings per share from
continuing operations/(1)/                $14.12       $6.24       $5.93       $2.43      $3.54
                                         =======      ======      ======      ======     ======
Post-Split:
Basic earnings per share from
continuing operations/(2)/                 $0.87       $0.39       $0.37       $0.15      $0.22
                                          ======      ======      ======      ======     =====
Diluted earnings per share from
continuing operations/(2)/                 $0.87       $0.38       $0.36       $0.15      $0.22
                                          ======      ======      ======      ======     =====
Balance Sheet Data:
Cash and cash equivalents                $26,902     $29,578     $19,571     $14,572    $17,318
Working capital                           67,622      71,882      66,784      59,354     46,593
Total assets                             186,242     186,843     186,070     165,718    154,886
Long-term debt                            70,343      73,000      72,005      66,377     49,135
Total stockholders' equity                22,557      21,794      19,548      15,515     16,831

/(1)/ Represents the calculation of earnings per share of our corporate predecessor, ManTech International Corporation (New Jersey), as reported in the historical consolidated financial statements, prior to our reincorporation, recapitalization and subsequent stock split, as discussed in Note 16 to the audited Consolidated Financial Statements.

/(2)/ Prior to our initial offering, we reincorporated from New Jersey to Delaware, recapitalized and effected a 16.3062-for-one stock split, and the Post-Split per share data gives effect to these transactions. The holders of each share of Class A common stock are entitled to one vote per share, and the holders of each share of Class B common stock are entitled to ten votes per share.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion of our financial condition and results of operations should be read together with the consolidated financial statements and the notes to those statements included elsewhere in this document. This discussion contains forward-looking statements that involve risks and uncertainties. This discussion addresses only our continuing operations, except in the discussion under the heading, "Discontinued Operations." For more information on our discontinued operations, please see note 15 to our consolidated financial statements.

Overview

     We deliver a broad array of information technology and technical services solutions to U.S. federal government customers, focusing primarily on critical national defense programs for the intelligence community and Department of Defense. We design, develop, procure, implement, operate, test and maintain mission-critical, enterprise information technology and communication systems and intelligence processing infrastructures for our federal government customers. We also provide solutions to federal government civilian agencies, as well as to state and local governments and commercial customers.

     A substantial portion of our revenues are derived from contracts with the federal government. For the years ended December 31, 2001 and 2000, 96.2% and 96.1%, respectively, of our revenues were derived, either as a prime or a subcontractor, from contracts with the federal government. For the years ended December 31, 2001 and 2000, we derived 85.1% and 83.6%, respectively, of our revenues from contracts with our customers in the intelligence community and Department of Defense.

     Our revenues consist primarily of payments for the work of our employees and, to a lesser extent, the pass-through of costs for material and subcontract efforts under contracts with our customers. We enter into three types of federal government contracts: cost-plus, time-and-materials and fixed-price. Under cost-plus contracts, we are reimbursed for allowable costs and paid a fee, which may be fixed or performance-based. Under time-and-materials contracts, we are reimbursed for labor at negotiated hourly billing rates and for certain expenses. We assume financial risk on time-and-material contracts because we assume the risk of performing those contracts at negotiated hourly rates. Under fixed-price contracts, we perform specific tasks for a fixed price. Compared to cost-plus contracts, fixed-price contracts generally offer higher margin opportunities but involve greater financial risk because we bear the impact of cost overruns and receive the benefit of cost savings. For the year ended December 31, 2001, we derived approximately 35.2%, 36.2% and 28.6% of our revenues from cost-plus, time-and-materials and fixed-price contracts, respectively. For the year ended December 31, 2000, we derived approximately 39.7%, 34.6% and 25.7% of our revenues from cost-plus, time-and-materials and fixed-price contracts, respectively.

     We recognize revenues under cost-plus contracts as our costs are incurred and we include an estimate of applicable fees earned. We recognize revenues under time-and-materials contracts by multiplying the number of direct labor-hours expended in the performance of the contract by the contract billing rates and adding other billable direct costs. For contracts that include performance-based incentives, we recognize the incentives when they have been earned and we can reasonably demonstrate satisfaction of the performance goal or when the incentive has been awarded. We recognize revenues under fixed-price contracts using the percentage of completion method, which involves a periodic assessment of costs incurred to date in relation to the estimated total costs at completion, or upon the delivery of specific products or services. We record the cumulative effects of any revisions to our estimated total costs and revenues in the period in which the facts requiring revisions become known. If we anticipate a loss on a contract, we provide for the full amount of the anticipated loss at the time of that determination.

     Our most significant expense is our cost of services, which consists primarily of direct labor costs for program personnel and direct expenses incurred to complete contracts, including cost of materials and subcontract efforts. Our ability to accurately predict personnel requirements, salaries and other costs, as well as to manage personnel levels and successfully redeploy personnel, can have a significant impact on our cost of services. General and administrative expenses consist primarily of costs associated with our management, finance and administrative groups; personnel training; sales and marketing expenses which include bid and proposal efforts; and certain occupancy, travel and other corporate costs.

Results of Operations

     The following table sets forth, for each period indicated, the percentage of items in the consolidated statement of operations in relation to revenues.

                                                                             Year Ended December 31,
                                                                             -----------------------
                                                                           2001       2000        1999
                                                                           ----       ----        ----
Revenues............................................................       100.0%     100.0%      100.0%
    Cost of services................................................        81.9       83.3        83.7
                                                                          ------     ------      ------
Gross profit........................................................        18.1       16.7        16.3
                                                                          ------     ------      ------
Costs and expenses:
    General and administrative......................................        10.4       11.0        11.1
    Depreciation and amortization...................................         0.7        0.9         0.9
                                                                          ------     ------      ------
         Total costs and expenses...................................        11.1       11.9        12.0
                                                                          ------     ------      ------
Income from operations..............................................         7.0        4.8         4.3
Interest expense....................................................         0.7        1.2         1.2
Loss from investment default........................................          --         --          --
Other (income) expense, net.........................................        (0.3)       0.3        (0.4)
                                                                          ------     ------      ------
Income before provision for income taxes and minority interest......         6.6        3.3         3.5
Provision for income taxes..........................................        (2.8)      (1.6)       (1.5)
Minority interest...................................................        (0.0)      (0.0)       (0.0)
                                                                          ------     ------      ------
Income from continuing operations...................................         3.8        1.7         2.0
Loss from discontinued operations...................................        (1.5)      (1.2)       (0.8)
Loss on disposal of discontinued operations.........................        (2.1)      (0.2)         --
                                                                          ------     ------      ------
Net income (loss)...................................................         0.2%       0.3%        1.2%
                                                                          ======     ======      ======

     The following table sets forth, for each period indicated, the percentage of our revenues derived from each of our major types of customers.


                                                                             Year Ended December 31,
                                                                             -----------------------
                                                                           2001       2000       1999
                                                                           ----       ----       ----
Intelligence / Department of Defense................................        85.1%      83.6%       81.7%
Federal Civilian Agencies...........................................        11.1       12.5        14.3
Commercial / State / Local..........................................         3.8        3.9         4.0
                                                                          ------     ------      ------
         Total......................................................       100.0%     100.0%      100.0%
                                                                          ======     ======      ======

Year Ended December 31, 2001 Compared to the Year Ended December 31, 2000

     Revenues. Revenues increased 13.9% to $431.4 million for the year ended December 31, 2001, compared to $378.8 million for 2000. This increase is attributable primarily to additional work under contracts that were in existence during the prior year. Additional work from the Department of State and the Army for secure systems and infrastructure solutions, the Defense Security Service for information technology solutions and from the Marine Corps for systems engineering solutions contributed significantly to the increased revenues. We derived approximately 32.6% of our revenues for the year ended December 31, 2001 from work under GSA schedule contracts, compared with approximately 29.8% for 2000.

     Cost of services. Cost of services increased 12.0% to $353.3 million for the year ended December 31, 2001, compared to $315.4 million for 2000. As a percentage of revenues, cost of services decreased from 83.3% to 81.9%. Direct labor costs increased by 8.5%, while other direct costs increased by 19.3% over 2000. Material and subcontract costs increased 19.3% to $151.7 million for the year ended December 31, 2001, compared to $127.2 million for 2000. The increase arose primarily from our secure systems and infrastructure solutions work and, to a lesser degree, our Defense Security Service information technology work.

     Gross profit. Gross profit increased 23.2% to $78.1 million for the year ended December 31, 2001, compared to $63.4 million for 2000. Gross profit margin increased to 18.1% for the year ended December 31, 2001, compared to 16.7% for 2000. The increase resulted from higher margins on new secure systems and infrastructure and information technology tasks, in conjunction with our improved realization of cost efficiencies, as a greater percentage of our work is performed under GSA schedule contracts.

     General and administrative. General and administrative expenses increased 7.8% to $44.8 million for the year ended December 31, 2001, compared to $41.5 million for 2000 for additional management personnel and infrastructure to support the growth of our business. As a percentage of revenues, general and administrative expenses declined 0.6% over the comparable period during the prior year as a result of operating efficiencies, such as our improved monitoring of costs.

     Depreciation and amortization. Depreciation and amortization expense has remained relatively constant for the year ended December 31, 2001 and 2000, because we have not acquired any companies or made any significant purchases of fixed assets during the periods.

     Income from operations. Income from operations increased 61.7% to $30.1 million for the year ended December 31, 2001, compared with $18.6 million for 2000. The increase was primarily a result of the increase in revenues relative to the cost of services discussed above.

     Income from continuing operations. Income increased 127.9% to $16.2 million for the year ended December 31, 2001, compared to $7.1 million for 2000. The increase resulted from higher operating income, an increase in other income, reduced interest expense and a lower effective tax rate. Other income increases are primarily attributable to our equity investment in an affiliate which has been more profitable in 2001. Interest expense for 2001 decreased by 34.2% from the year ended December 31, 2000 as a result of a $6.2 million reduction in our average balance under our line of credit and from lower interest rates. Our effective tax rate for the year ended December 31, 2001 was 42.7%, compared to 45.6% for 2000, due to a relative decrease in non-deductible expenses.

Year Ended December 31, 2000 Compared to the Year Ended December 31, 1999

     Revenues. Revenues increased 7.0% to $378.8 million for the year ended December 31, 2000, compared to $353.9 million for 1999. This increase was attributable primarily to additional work under contracts that were in existence during the prior year. Additional work from the Department of State and the Army for secure systems and infrastructure solutions and from the Marine Corps for systems engineering solutions contributed significantly to the increased revenues, offset in part by declines in work under an Army information technology solutions contract. We derived approximately 29.8% of our revenues for 2000 from work under GSA schedule contracts, compared with approximately 20.3% for 1999. We derived approximately 7.8% of our revenues for 2000 from contracts in which we acted as a subcontractor, compared with approximately 6.8% for 1999.

     Cost of services. Cost of services increased 6.4% to $315.4 million for 2000, compared to $296.3 million for 1999. As a percentage of revenues, cost of services decreased from 83.7% to 83.3%. Direct labor costs increased by 5.9%, while other direct costs increased by 8.2% over 1999. Material and subcontract costs increased 8.2% to $127.2 million in 2000, compared to $117.6 million in 1999, as a result of costs primarily associated with increased secure systems and infrastructure solutions.

     Gross profit. Gross profit increased 10.1% to $63.4 million for 2000, compared to $57.6 million for 1999. Gross profit margin increased to 16.7% for 2000, compared to 16.3% for 1999. This increase resulted from our improved realization of cost efficiencies as a greater percentage of our work was performed under GSA schedule contracts.

     General and administrative. General and administrative expenses increased 6.0% to $41.5 million for 2000, compared to $39.2 million for 1999, as our expenses grew in line with the growth of our business. As a percentage of revenues, general and administrative expenses declined 0.1%.

     Depreciation and amortization. Depreciation and amortization expense remained relatively constant for 2000 and 1999, because we did not acquire any companies in 2000 or make any significant purchases of fixed assets during the year. There were no significant purchases of fixed assets during the year, primarily due to the fact that we began leasing the majority of our computer equipment under three-year leases in the first quarter of 1999.

     Income from operations. Income from operations increased 22.6% to $18.6 million for 2000, compared to $15.2 million for 1999. The increase was primarily a result of the increase in revenues relative to the cost of services discussed above, offset by increased general and administrative expenses.

     Income from continuing operations. Income increased 4.8% to $7.1 million for 2000, compared to $6.8 million for 1999. The increase resulted from higher operating income, offset by higher interest expense, a reduction in other income and a higher effective tax rate. While the average debt balance remained fairly constant year over year, interest expense for the year increased by $0.3 million from the prior year as a result of increasing interest rates. Other income declined by $2.3 million in 2000 compared to 1999 as a result of reduced earnings from an equity investment and a non-recurring $0.4 million gain recorded in 1999 upon our sale of a building. Our effective tax rate for 2000 was 45.6%, compared to 44.4% for 1999, due to a relative increase in non-deductible expenses.

Liquidity and Capital Resources

     Our primary source of liquidity has been cash provided by operations and our revolving credit and term-loan facility. Proceeds from our initial public offering provide a source of future liquidity. We fund our operations primarily through cash provided by operating activities. Cash provided by continuing operations was $19.0 million for the year ended December 31, 2001, a decrease of $0.9 million from the prior year. The primary reason for this decrease was increased contract receivables and decreased advanced billings offset by a $9.1 million increase in income from continuing operations and increases in accounts payable and accruals.

     Cash provided by operating activities of continuing operations for 2000 and 1999 was $19.9 million and $9.4 million, respectively. In 2000, cash provided by operating activities was generated primarily from income from continuing operations of $7.1 million, a decrease in contract receivables as a result of greater efforts to monitor and collect these amounts, an increase in advanced billings and an increase in salary-related accruals, offset by increases in prepaid expenses and other assets and decreases in accounts payable and accrued expenses. In 1999, cash flow was principally due to income from continuing operations of $6.8 million, increases in accounts payable and accrued expenses and decreases in prepaid expenses and other assets, offset by a significant increase in contract receivables resulting from growth in our contract base.

     Cash used in investing activities of continuing operations was $5.8 million for the year ended December 31, 2001, compared to $4.2 million for the prior year. Investment activities in 2001 included investments in and loans extended to an affiliate, purchase of property and equipment and investments in intellectual property. Cash used in investing activities for 2000 and 1999 was $4.2 million and $2.6 million, respectively. Investing activities in those years primarily consisted of investments in intellectual property, acquisitions of businesses, investments and loans to affiliates and purchase of property and equipment.

     Cash used in financing activities of continuing operations was $4.8 million for the year ended December 31, 2001, compared to $0.0 million for the year ended December 31, 2000. The net cash used during 2001 is primarily the result of reduction in debt.

     Cash provided by financing activities of continuing operations was $2.0 million for 1999. Debt repayments and borrowings produced no significant cash impact in 2000. Borrowings under our line of credit exceeded repayments of other debt items by $2.0 million in 1999.

     On December 17, 2001, we executed a new Business Loan and Security Agreement with Citizens Bank of Pennsylvania, PNC Bank N.A., Branch Banking and Trust Company of Virginia, and Chevy Chase Bank, F.S.B. to refinance and replace our prior agreement. The new agreement provides for a $65.0 million revolving credit facility and a $6.4 million term loan. Under the term-loan portion of the new agreement, the principal balance is payable in consecutive quarterly installments of $0.5 million on the last business day of each quarter commencing with the last business day of December 2001. The maturity date of the new agreement is December 31, 2004. Borrowings under the new agreement are collateralized by our eligible contract receivables, inventory, all of our stock in our subsidiaries and certain property and equipment and bear interest at the London Interbank Offering Rate (LIBOR), or the lender's prime rate, plus market-rate spreads that are determined based on a company leverage ratio calculation. The LIBOR spreads may range from 1.75% to 2.75% and the prime rate spreads may range from 0.50% to 1.50%. The aggregate weighted average interest rate for the year ended December 31, 2001 was 8.41%. At December 31, 2001, we had $63.2 million in borrowings outstanding under the agreement. The term loan balance and accrued interest and all but $25 million of the revolving credit facility were repaid subsequent to year end.

     Our new loan agreement replaced a November 1998 Business Loan and Security Agreement with Mellon Bank N.A., First Union Commercial Corporation and PNC Bank N.A. that, as modified in October 2000, consisted of a $60.0 million revolving credit facility and a $16.0 million term loan. Under the revolving portion of the former agreement, we could borrow the lesser of defined percentages of receivables or $60.0 million. Under the term-loan portion of the former agreement, the principal balance was payable in consecutive quarterly installments of $0.8 million on the last business day of each quarter with a final payment of $6.4 million due upon the expiration of the agreement on December 31, 2001. Borrowings under the former agreement were collateralized by our eligible contract receivables, inventory and certain property and equipment and as of September 30, 2001 bore interest at the agreed-upon LIBOR plus 2.25% for the first $25.0 million outstanding, at LIBOR plus 2.75% for the term loan, at LIBOR plus 2.03125% for European currency loans of $1.0 million and at the bank's prime rate plus 1.00% for outstanding amounts greater than $33.2 million.

     In January 1998, we executed a seven-year Subordinated Credit Agreement with First Source Financial LLP for $8.0 million to finance the redemption of preferred stock. The principal balance is payable in eight consecutive quarterly installments of $0.9 million on the first business day of each quarter commencing with the first business day of January 2003. A ninth and final payment is due on the last day of December 2004. The balance and accrued interest of this credit facility was repaid subsequent to year end.

     In February 2002, we applied $31.8 million in proceeds from our initial public offering to repay the principal and accrued interest outstanding under our term loan and under our subordinated debt and to pay off all but $25.0 million of principal owing under our revolving credit facility.

     We believe the capital resources available to us under our credit agreements and cash from our operations are adequate to fund our ongoing operations and to support the internal growth we expect to achieve for at least the next 12 months. We anticipate financing our external growth from acquisitions as well as our longer-term internal growth through one or a combination of the following: cash from operations; additional borrowing; proceeds from our initial public offering and additional issuances of equity; use of the existing revolver facility; or a refinancing of our credit facilities.

Discontinued Operations

     Prompted by the prospect in the early 1990s of stable or declining federal government spending on defense programs as a result of the end of the Cold War, we made a number of investments in businesses operating primarily in non-governmental markets in the United States and internationally. Our investment in commercial and international business ventures contributed to our expertise with leading-edge information technology and technical services solutions. As a result of the favorable outlook for government technology service providers and the slowdown in the commercial information technology market, we determined in January 2001 to refocus our business strategy on our core competencies and business operations in the U.S. federal government market. In September 2001, we decided to exit certain lines of business involving foreign operations or operations that primarily serve commercial customers. The company's discontinued operations included three foreign and two domestic commercial businesses. The company completed the sale of its U.S.-based commercial environmental consulting business. The company expects to dispose of its China-based consulting business no later than April 30, 2002. The company is currently in negotiations for the sale of its Australia-based consulting business. Several potential buyers have expressed interest in the UK-based banking related IT business and in its U.S.-based application hosting business. We are not discontinuing or disposing of our operations that currently provide comprehensive information technology and systems engineering solutions to federal government agencies, including the EPA, or that currently provide database conversion solutions to commercial customers. The lines of business to be disposed of or discontinued have been classified as discontinued operations in our consolidated financial statements. Based on independent valuations, market comparable information and interest expressed in these businesses, we have estimated the likely net gains and losses to income expected from these businesses through the estimated date of disposal. In accordance with Accounting Principles Board Opinion No. 30, Reporting the Results of Operations--Reporting the Effects of Disposal of a Segment of a Business and Extraordinary Unusual and Infrequently Occurring Events and Transactions, we have recorded all current and expected future losses and deferred all gains expected to be realized upon disposal of the respective entities. Because current market conditions for the sale of the company's commercial technology businesses have deteriorated since September 30, 2001 when the company first estimated its expected losses to dispose of these operations, and based on the company's continued desire to exit these businesses, the company has booked additional losses (net of tax) of $3.0 million in Q4 2001 associated with the disposal of these operations. The company still expects to exit all of its discontinued operations by June 30, 2002.

Quantitative and Qualitative Disclosures About Market Risk

     Our exposure to market risk has related to changes in interest rates for borrowings under our senior term loan and our revolving credit facility. These borrowings bear interest at variable rates. We also have an unsecured note that bears interest at a fixed rate. We estimate the fair value of this note to approximate the $8.0 million principal balance. Based on our senior term loan and our revolving credit facility borrowings during 2001, a hypothetical 10% increase in interest rates would have increased our annual interest expense by approximately $0.4 million and would have decreased our annual cash flow from operations by approximately $0.4 million.

     In November 2000, we entered into an interest swap agreement in order to reduce our exposure associated with the market volatility of interest rates. This agreement has a notional amount of $25.0 million and, as of December 31, 2001, had a rate of 6.83%. This agreement is a hedge against revolving debt of $25.0 million, which bears interest at monthly floating LIBOR plus 2.00%. At stated monthly intervals the difference between the interest on the floating LIBOR-based debt and the interest calculated in the swap agreement are settled in cash. The value of the swap at December 31, 2001 was a negative $2,066,000.

Accounting Pronouncements

     In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 141, Business Combinations (SFAS No. 141). SFAS No. 141 requires that all business combinations be accounted for by a single method--the purchase method. The provisions of SFAS No. 141 apply to all business combinations initiated after June 30, 2001. SFAS No. 141 also applies to all business combinations accounted for using the purchase method for which the date of acquisition is July 1, 2001, or later. We do not expect the adoption of the provisions of SFAS No. 141 to have an impact on our consolidated financial position or results of operations.

     In June 2001, the FASB issued Statement No. 142, Goodwill and Other Intangible Assets (SFAS No. 142). SFAS No. 142 requires that, upon its adoption, amortization of goodwill will cease and instead, the carrying value of goodwill will be evaluated for impairment on an annual basis. Identifiable intangible assets will continue to be amortized over their useful lives and reviewed for impairment in accordance with SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of (SFAS No. 121). SFAS No. 142 will be effective for fiscal years beginning after December 15, 2001. We have not yet completed our analysis of this new pronouncement and the impact it will have on the consolidated financial statements.

     In July 2001, the FASB issued Statement No. 143, Accounting for Asset Retirement Obligations (SFAS No. 143). SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred, if a reasonable estimate of fair value can be made. The associated asset retirement cost would be capitalized as part of the carrying amount of the long-lived asset. SFAS No. 143 will be effective for fiscal years beginning after June 15, 2002. We have not determined the effect that this statement will have on our consolidated financial position or results of operations.

     In October 2001, the FASB issued Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS No. 144), that replaces SFAS No. 121. SFAS No. 144 requires that long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. SFAS No. 144 also broadens the reporting of discontinued operations to include all components of an entity with operations that can be distinguished from the rest of the entity and that will be eliminated from the ongoing operations of the entity in a disposal transaction. The provisions of SFAS No. 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001. We have not yet completed our analysis of this new pronouncement and the impact it will have on the consolidated financial statements.

     In November 2001, the Emerging Issues Task Force (EITF) issued Topic No. D-103, Income Statement Characterization of Reimbursements Received for "Out-of-Pocket" Expenses Incurred. EITF No. D-103 requires that companies report reimbursements received for out-of-pocket expenses incurred as revenue, rather than as a reduction of expenses. The provisions of EITF No. D-103 are effective for financial statements issued for fiscal years beginning after December 15, 2001. As we have historically accounted for reimbursements of out-of-pocket expenses in the manner provided for under EITF No. D-103, we do not expect the adoption of the provisions of EITF No. D-103 to have an impact on our consolidated financial position or results of operations.

ITEM 8.     FINANCIAL STATEMENTS

                  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                                                   Page
                                                                                                                   ----
Independent Auditors' Report..................................................................................      26

Consolidated Balance Sheets as of December 31, 2001 and 2000..................................................      27

Consolidated Statements of Income for the years ended December 31, 2001, 2000 and 1999........................      29

Consolidated Statements of Changes in Stockholders' Equity for the years ended December 31, 2001, 2000
   and 1999...................................................................................................      30

Consolidated Statements of Cash Flows for the years ended December 31, 2001, 2000 and 1999....................      31

Notes to Consolidated Financial Statements....................................................................      33

                         INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of ManTech International Corporation
  Fairfax, Virginia:

     We have audited the accompanying consolidated balance sheets of ManTech International Corporation and subsidiaries (the Company) as of December 31, 2001 and 2000, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of ManTech International Corporation and subsidiaries at December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America.

     As discussed in Note 8, effective January 1, 2001, the Company adopted Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended.

DELOITTE & TOUCHE LLP

McLean, Virginia

February 22, 2002

                       MANTECH INTERNATIONAL CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                            (Dollars in Thousands)

                                  ASSETS       2001          2000
                                               ----          ----
CURRENT ASSETS:
  Cash and cash equivalents                  $ 26,902      $ 29,578
  Receivables - net                            92,056        83,481
  Prepaid expenses and other                   11,937        11,893
  Assets held for sale                         16,988        26,521
                                             --------      --------
    Total current assets                      147,883       151,473

Property and equipment - net                    6,615         7,033
Goodwill and other intangibles                 10,956        12,347
Investments                                     7,782         3,810
Employee supplemental savings plan assets       7,637         6,898
Other assets                                    5,369         5,282
                                             --------      --------

TOTAL ASSETS                                 $186,242      $186,843
                                             ========      ========

                       MANTECH INTERNATIONAL CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                             (Dollars in Thousands)

                   LIABILITIES AND STOCKHOLDERS' EQUITY                         2001          2000
                                                                                ----          ----
CURRENT LIABILITIES:
  Current portion of debt                                                    $   1,969     $   4,200
  Accounts payable and accrued expenses                                         26,212        19,923
  Accrued salaries and related expenses                                         17,499        15,349
  Deferred income taxes                                                         19,161        16,722
  Billings in excess of revenue earned                                           2,656         7,939
  Liabilities held for sale                                                     12,764        15,458
                                                                             ---------     ---------
   Total current liabilities                                                    80,261        79,591

Debt - net of current portion                                                   70,343        73,000
Deferred rent                                                                      327           441
Accrued retirement                                                               9,111         8,382
Deferred income taxes                                                            2,140         2,139
Minority interest                                                                   41            34
                                                                             ---------     ---------

TOTAL LIABILITIES                                                              162,223       163,587
                                                                             ---------     ---------
COMMITMENTS AND CONTINGENCIES

REDEEMABLE CLASS B COMMON STOCK                                                  1,462         1,462

STOCKHOLDERS' EQUITY:
  Common stock, Class A - no par value; 25,000,000 shares authorized;
     4,111,502 shares issued; 1,040,566 and 1,033,938 shares outstanding
     at December 31, 2001 and 2000, respectively                                 1,179         1,179
  Common stock, Class C - no par value; 100,000 shares authorized;
     71,664 shares issued and outstanding                                           21            21
Additional paid in capital                                                       2,468         1,326
Retained earnings                                                               34,304        33,509
Accumulated other comprehensive loss                                           (1,443)          (240)
Deferred compensation                                                              640           640
Treasury stock - at cost; 3,070,936 and 3,077,564 shares of Class A; and
     47,738 shares of Class B at December 31, 2001 and 2000, respectively      (14,612)      (14,641)
                                                                             ---------     ---------
     Total stockholders' equity                                                 22,557        21,794
                                                                             ---------     ---------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                   $ 186,242     $ 186,843
                                                                             =========     =========

                See notes to consolidated financial statements.

                       MANTECH INTERNATIONAL CORPORATION
                       CONSOLIDATED STATEMENTS OF INCOME
                (Dollars in Thousands Except Per Share Amounts)

                                                                           Year Ended December 31,
                                                                           -----------------------

                                                                      2001            2000           1999
                                                                      ----            ----           ----
REVENUES                                                           $  431,436     $  378,827     $  353,924
COST OF SERVICES                                                      353,337        315,414        296,306
                                                                   ----------     ----------     ----------
  GROSS PROFIT                                                         78,099         63,413         57,618
                                                                   ----------     ----------     ----------
COSTS AND EXPENSES:
  General and administrative                                           44,787         41,545         39,175
  Depreciation and amortization                                         3,262          3,279          3,275
                                                                   ----------     ----------     ----------
    Total costs and expenses                                           48,049         44,824         42,450
                                                                   ----------     ----------     ----------
INCOME FROM OPERATIONS                                                 30,050         18,589         15,168

Interest expense                                                        2,922          4,438          4,122
Loss from investment default
Equity in (earnings) losses of affiliates                                (420)         1,162           (810)
Other income                                                             (782)          (123)          (443)
                                                                   ----------     ----------     ----------

INCOME BEFORE PROVISION FOR INCOME
  TAXES AND MINORITY INTEREST                                          28,330         13,112         12,299
Provision for income taxes                                            (12,083)        (5,974)        (5,466)
Minority interest                                                          (7)           (13)           (37)
                                                                   ----------     ----------     ----------
INCOME FROM CONTINUING OPERATIONS                                      16,240          7,125          6,796
Loss from discontinued operations - net                                (6,533)        (4,667)        (2,727)
Loss on disposal of discontinued operations - net                      (8,912)          (719)             -
                                                                   ----------     ----------     ----------
NET INCOME                                                             $  795     $    1,739     $    4,069
                                                                   ==========     ==========     ==========
INCOME FROM CONTINUING OPERATIONS
  AVAILABLE TO COMMON STOCKHOLDERS                                 $   16,240     $    7,125     $    6,796
                                                                   ==========     ==========     ==========
BASIC EARNINGS (LOSS) PER SHARE:
  Income from continuing operations                                $    14.24     $     6.29     $     5.98
  Loss from discontinued operations                                    (13.55)         (4.76)         (2.40)
                                                                   ----------     ----------     ----------
                                                                   $     0.69     $     1.53     $     3.58
                                                                   ----------     ----------     ----------

Weighted average common shares outstanding                          1,140,058      1,132,140      1,135,659
                                                                   ==========     ==========     ==========
DILUTED EARNINGS (LOSS) PER SHARE:
  Income from continuing operations                                $    14.12     $     6.24     $     5.93
  Loss from discontinued operations                                    (13.43)         (4.72)         (2.38)
                                                                   ----------     ----------     ----------
                                                                   $     0.69     $     1.52     $     3.55
                                                                   ----------     ----------     ----------

Weighted average common shares outstanding                          1,149,847      1,141,929      1,145,448
                                                                   ==========     ==========     ==========

See notes to consolidated financial statements.

                       MANTECH INTERNATIONAL CORPORATION
          CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                            (Dollars in Thousands)

                                                                                                             Accumulated
                                                            Additional       Comprehensive                      Other
                                            Common            Paid In            Income       Retained       Comprehensive
                                            Stock             Capital            (Loss)       Earnings            Loss
                                        --------------    ---------------   ---------------   ----------    ----------------

BALANCE, JANUARY 1, 1999                  $   1,200           $      -                        $  27,701      $    (123)
  Net income                                                                    $   4,069         4,069
                                                                                ---------
  Other comprehensive loss:
    Translation adjustments                                                           (36)
                                                                                ---------
  Other comprehensive loss                                                            (36)                         (36)
                                                                                ---------
  Comprehensive income                                                          $   4,033
                                          ---------          ---------          =========     ---------      ---------
BALANCE, DECEMBER 31, 1999                    1,200                                              31,770           (159)
  Net income                                                                    $   1,739         1,739
                                                                                ---------
  Other comprehensive loss:
    Translation adjustments                                                           (81)
                                                                                ---------
  Other comprehensive loss                                                            (81)
                                                                                ---------                         (81)
  Comprehensive income                                                          $   1,658
                                                                                =========
  Contribution of Class A common stock
    to Employee Stock Ownership Plan                             1,326
  Redemption of Class B common stock      ---------         ----------                        ---------      ---------
BALANCE, DECEMBER 31, 2000                    1,200              1,326                           33,509           (240)
  Net income                                                                    $     795           795
                                                                                ---------
  Other comprehensive loss:
    Cash flow hedge                                                                (1,133)
    Translation adjustments                                                           (70)
                                                                                ---------
  Other comprehensive loss                                                         (1,203)                      (1,203)
                                                                                ---------
  Comprehensive loss                                                            $    (408)
                                                                                =========
  Contribution of Class A common stock
    to Employee Stock Ownership Plan                             1,142
                                          ---------         ----------                        ---------      ---------
BALANCE, DECEMBER 31, 2001                $   1,200           $  2,468                        $  34,304      $  (1,443)
                                          =========           ========                        =========      =========

                                                                               Total
                                             Deferred        Treasury       Stockholders'
                                           Compensation        Stock          Equity
                                          --------------   -----------     --------------

BALANCE, JANUARY 1, 1999                  $     640         $  (13,903)         $  15,515
  Net income                                                                        4,069
  Other comprehensive loss:
    Translation adjustments
  Other comprehensive loss                                                            (36)
  Comprehensive income                    ---------         ----------          ---------
BALANCE, DECEMBER 31, 1999                      640            (13,903)            19,548
  Net income                                                                        1,739
  Other comprehensive loss:
    Translation adjustments
  Other comprehensive loss                                                            (81)
  Comprehensive income
  Contribution of Class A common stock
    to Employee Stock Ownership Plan                                37              1,363
  Redemption of Class B common stock                              (775)              (775)
                                          ---------         ----------          ---------
BALANCE, DECEMBER 31, 2000                      640            (14,641)            21,794
  Net income                                                                          795
  Other comprehensive loss:
    Cash flow hedge
  Translation adjustments
  Other comprehensive loss                                                         (1,203)
  Comprehensive loss
  Contribution of Class A common stock
    to Employee Stock Ownership Plan                              29                1,171
                                          ---------         ----------          ---------
BALANCE, DECEMBER 31, 2001                $     640         $  (14,612)         $  22,557
                                          =========         ==========          =========

                        MANTECH INTERNATIONAL CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in Thousands)

                                                                               Year Ended December 31,
                                                                         -----------------------------------

                                                                           2001         2000         1999
                                                                           ----         ----         ----
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                             $   795       $ 1,739      $  4,069
  Adjustments to reconcile net income to net cash provided by operating activities:
    Equity in (earnings) losses of affiliates                               (419)        1,162          (810)
    Loss from discontinued operations                                      6,533         4,667         2,727
    Loss on disposal of discontinued operations                            8,912           719             -
    Deferred income taxes                                                  4,479           981          (338)
    Minority interest in income of consolidated subsidiaries                   7            15            37
    (Gain) loss on disposal of property and equipment                       (104)          142          (183)
     Depreciation and amortization                                         5,228         5,548         5,635
     Change in assets and liabilities - net of effects from
       acquired and disposed businesses:
       (Increase) decrease in receivables                                 (9,056)        5,010        (9,965)
       (Increase) decrease in prepaid expenses and other                  (1,332)       (8,180)        2,637
       Decrease in inventory                                                   -           755           171
       Increase (decrease) in accounts payable and accrued expenses        5,094        (1,377)        5,144
       Increase in accrued salaries and related expenses                   3,282         3,211            10
       (Decrease) increase in billings in excess of revenue earned        (5,054)        4,699        (1,380)
       (Decrease) increase in deferred rent                                 (113)          (73)           51
       Increase in accrued retirement                                        729           834         1,582
                                                                         -------       -------      --------

         Net cash provided by operating activities of continuing          18,981        19,852         9,387
           operations                                                    -------       -------      --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment                                      (2,184)       (1,344)       (2,181)
  Proceeds from sales of property and equipment                              604           225         1,168
  Proceeds from notes receivable                                           1,550             -             -
  Loans receivable from GSE                                               (1,000)       (1,550)            -
  Investment in GSE Common / Preferred Stock                              (3,900)         (500)            -
  Investment in capitalized software products                             (1,164)         (316)         (900)
  Investment in ADG, net of cash acquired of $4,429                            -          (496)          (19)
  Investment in REVIVE                                                         -             -          (677)
  Dividends (Investment in) from MASI U.K.                                   285          (216)            -
                                                                         -------        -------      --------

         Net cash used in investing activities of continuing
           operations                                                     (5,809)       (4,197)       (2,609)
                                                                         -------        -------      --------

                        MANTECH INTERNATIONAL CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in Thousands)

                                                                                  Year Ended December 31,
                                                                           ----------------------------------------
                                                                                2001        2000          1999
                                                                                ----        ----          ----
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net (decrease) increase in borrowings under lines of credit                   (153)          4,413          7,900
  Repayment of term loan                                                      (3,692)         (2,400)        (3,200)
  Repayment of notes payable                                                  (1,000)           (276)        (1,204)
  Repayment of mortgage                                                            -               -         (1,163)
  Payment of not-to-competes                                                       -          (1,000)          (337)
  Repurchase of Class B common stock                                               -            (775)             -
                                                                           ---------       ---------      ---------
      Net cash (used in) provided by financing activities of
        continuing operations                                                 (4,845)            (38)         1,996
                                                                           ---------       ---------      ---------
EFFECT OF EXCHANGE RATE CHANGES ON CASH
  AND CASH EQUIVALENTS                                                           (67)            167            (39)
                                                                           ---------       ---------      ---------

NET CASH USED IN DISCONTINUED OPERATIONS                                     (10,936)         (5,777)        (3,736)
                                                                           ---------       ---------      ---------

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                          (2,676)         10,007          4,999
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                                  29,578          19,571         14,572
                                                                           ---------       ---------      ---------

CASH AND CASH EQUIVALENTS, END OF YEAR                                     $  26,902       $  29,578      $  19,571
                                                                           =========       =========      =========

                See notes to consolidated financial statements.

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                Years Ended December 31, 2001, 2000 and 1999

1.       Description of the Business

     ManTech International Corporation delivers a broad array of information technology and technical services solutions to U.S. federal government customers, focusing primarily on critical national defense programs for the intelligence community and Department of Defense. We design, develop, procure, implement, operate, test and maintain mission-critical, enterprise information technology and communication systems and infrastructures for our federal government customers in the United States and 28 countries worldwide.

2.       Summary of Significant Accounting Policies

     Principles of Consolidation - The accompanying consolidated financial statements include the accounts of ManTech International Corporation and its majority-owned subsidiaries (the Company). Minority interest represents minority stockholders' proportionate share of the equity in one of the Company's consolidated subsidiaries. The Company's share of affiliates' earnings (losses) is included in the consolidated statements of income using the equity method. All intercompany accounts and transactions have been eliminated.

     Use of Accounting Estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. These estimates involve judgments with respect to, among other things, various future economic factors that are difficult to predict and are beyond the control of the Company. Therefore, actual amounts could differ from these estimates.

     Revenue Recognition - The majority of the Company's revenues are derived from cost-plus-fixed-fee, cost-plus-award-fee, firm-fixed-price, or time-and-materials contracts. Under cost-plus-fixed or award-fee contracts, revenues are recognized as costs are incurred and include an estimate of applicable fees earned. Under firm-fixed-price contracts, revenues are estimated on the percentage of completion method, on the basis of costs incurred in relation to estimated total costs, or upon delivery of specific products or services, as appropriate. For time-and-materials contracts, revenues are computed by multiplying the number of direct labor-hours expended in the performance of the contract by the contract billing rates and adding other billable direct costs. Performance incentives are incorporated in certain contracts, which provide increased and decreased revenues based on actual performance compared to established targets. Incentives based upon cost performance are recorded when earned and other incentives and awards are recorded when the amounts are earned and can be reasonably determined, or are awarded. In certain circumstances, revenues are recognized when contract amendments have not been finalized. Anticipated losses are recognized in the accounting period in which they are first determined.

     Cost of Services - Cost of services consists primarily of compensation expenses for project personnel and direct expenses incurred to complete programs, including cost of materials and subcontract efforts.

     Cash and Cash Equivalents - For the purpose of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks, and short-term investments with maturity dates of three months or less at the date of purchase.

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                Years Ended December 31, 2001, 2000 and 1999

     Property and Equipment - Property and equipment are recorded at original cost. Upon sale or retirement, the costs and related accumulated depreciation or amortization are eliminated from the respective accounts and any resulting gain or loss is included in income. Maintenance and repairs are charged to expense as incurred.

     Depreciation and Amortization - Furniture and office equipment are depreciated using the straight-line method with estimated useful lives ranging from five to fifteen years. Leasehold improvements are amortized using the straight-line method over a life of five years, or the term of the lease, whichever is shorter.

     Inventory - Inventory is carried at the lower of cost or market. Cost is computed on a specific identification basis.

     Goodwill and Other Intangibles - Goodwill, the excess of cost over the fair value of net tangible and identifiable intangible assets of acquired companies, is amortized on a straight-line basis over periods ranging from two to twenty years. Contract rights and other intangibles are amortized on a straight-line basis over periods ranging from three to five years.

     Software Development Costs - The Company accounts for software development costs in accordance with Statement of Financial Accounting Standards (SFAS) No. 86, Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed. For projects fully funded by the Company, significant development costs are capitalized from the point of demonstrated technological feasibility until the point in time that the product is available for general release to customers. Once the product is available for general release, capitalized costs are amortized on a straight-line basis over a five-year period or other such shorter period as may be required. The Company recorded $690,000, $665,000 and $431,000, of amortization expense for the years ended December 31, 2001, 2000 and 1999, respectively. Capitalized software costs included in other intangibles at December 31, 2001 and 2000 were $2,759,000 and $2,031,000, respectively.

     Employee Supplemental Savings Plan (ESSP) Assets - The Company maintains several nonqualified defined contribution supplemental retirement plans for certain key employees that are accounted for in accordance with Emerging Issues Task Force (EITF) Issue 97-14, Accounting for Deferred Compensation Arrangements Where Amounts Earned are Held in a Rabbi Trust and Invested, as the underlying assets are held in rabbi trusts with investments directed by the respective employee. A rabbi trust is a grantor trust generally set up to fund compensation for a select group of management and the assets of this trust are available to satisfy the claims of general creditors in the event of bankruptcy of the Company. As required by EITF 97-14, the assets held by the rabbi trusts are recorded at fair value in the consolidated financial statements as Employee Supplemental Savings Plan Assets with a corresponding amount recorded as a deferred compensation liability in Accrued Retirement.

     Impairment of Long-Lived Assets - Whenever events or changes in circumstances indicate that the carrying amount of long-lived assets, including goodwill, software development costs and other intangibles, may not be fully recoverable, the Company evaluates the probability that future undiscounted net cash flows, without interest charges, will be less than the carrying amount of the assets. If any impairment were indicated as a result of this review, the Company would recognize a loss based on the amount by which the carrying amount exceeds the estimated discounted future cash flows. The Company believes that no impairments exist as of December 31, 2001.

     Income Taxes - Deferred income taxes are recognized based on the estimated future tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Valuation allowances are established when necessary to reduce deferred tax assets to amounts expected to be realized. Income tax expense represents the current tax provision for the period and the change during the period in deferred tax assets and liabilities. No provision is made for U.S. taxes on foreign subsidiaries where earnings are expected to be reinvested indefinitely.

     Foreign Currency Translation - All assets and liabilities of foreign subsidiaries are translated into U.S. dollars at fiscal year-end exchange rates. Income and expense items are translated at average monthly exchange rates prevailing during the fiscal year. The resulting translation adjustments are recorded as a component of Accumulated other comprehensive income (loss).

     Comprehensive Income (Loss) - Comprehensive income (loss) consists of net income, unrealized gains or losses on the Company's cash flow hedge, and foreign currency translation adjustments and is presented in the Consolidated Statements of Changes in Stockholders' Equity.

     Stock-Based Compensation - As permitted under SFAS No. 123, Accounting for Stock-Based Compensation, the Company accounts for stock-based awards using the intrinsic value method prescribed in Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees. Accordingly, no compensation expense has been recognized in the financial statements related to employee stock option awards.

     Fair Value of Financial Instruments - The carrying value of the Company's cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximate their fair values.

     New Accounting Pronouncements - In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 141, Business Combinations, which requires that all business combinations be accounted for by a single method - the purchase method. The provisions of SFAS No. 141 apply to all business combinations initiated after June 30, 2001. SFAS No. 141 also applies to all business combinations accounted for using the purchase method for which the date of acquisition is July 1, 2001, or later. The Company does not expect the adoption of the provisions of SFAS No. 141 to have a material impact on its consolidated financial position or results of operations.

     In June 2001, the FASB issued SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 142 requires that, upon its adoption, amortization of goodwill will cease and instead, the carrying value of goodwill will be evaluated for impairment on an annual basis. Identifiable intangible assets will continue to be amortized over their useful lives and reviewed for impairment in accordance with SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of. SFAS No. 142 will be effective for fiscal years beginning after December 15, 2001. The Company has not yet completed its analysis of this new pronouncement and the impact it will have on the consolidated financial statements.

     In July 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations. SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred, if a reasonable estimate of fair value can be made. The associated asset retirement cost would be capitalized as part of the carrying amount of the long-lived asset. SFAS No. 143 will be effective for fiscal years beginning after June 15, 2002. The Company has not yet completed its analysis of this new pronouncement and the impact it will have on the consolidated financial statements.

     In October 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which replaces SFAS No. 121. SFAS No. 144 requires that long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. SFAS No. 144 also broadens the reporting of discontinued operations to include all components of an entity with operations that can be distinguished from the rest of the entity and that will be eliminated from the ongoing operations of the entity in a disposal transaction. The provisions of SFAS No. 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001. The Company has not yet completed its analysis of this new pronouncement and the impact it will have on the consolidated financial statements.

     In November 2001, the EITF issued Topic No. D-103, Income Statement Characterization of Reimbursements Received for "Out-of-Pocket" expenses Incurred. EITF No. D-103 requires that companies report reimbursements received for out-of-pocket expenses incurred as revenue, rather than as a reduction of expenses. The provisions of EITF No. D-103 are effective for financial statements issued for fiscal years beginning after December 15, 2001. As the Company has historically accounted for reimbursements for out-of-pocket expenses in the manner provided for under EITF No. D-103, the adoption of the provisions of EITF No. D-103 is not expected to have an impact on the Company's consolidated financial position or results of operation.

     Reclassifications - Certain reclassifications have been made to previously reported balances to conform with the current-period presentation.

3.       Earnings Per Share

     Basic earnings per share has been computed by dividing net income by the weighted average number of shares of Class A, Class B and Class C Common Stock outstanding during each period. Shares issued during the period and shares acquired during the period are weighted for the portion of the period that they were outstanding. Diluted earnings per share have been computed in a manner consistent with that of basic earnings per share while giving effect to all potentially dilutive common shares that were outstanding during each period.
     The weighted average number of common shares outstanding is computed as follows (in thousands):

                                                                Year Ended December 31,
                                                        -----------------------------------
                                                                2001       2000      1999
                                                                ----       ----       ----
Basic weighted average common shares outstanding               1,140        1,132     1,135
Effect of potential exercise of stock options                     10           10        10
                                                        ------------    ---------  --------
Diluted weighted average common shares
  outstanding                                                  1,150        1,142     1,145
                                                        ============    =========  ========

4.       Business Segment and Geographic Area Information

     The Company operates as one segment, delivering a broad array of information technology and technical services solutions under contracts with the U.S. Government, state and local governments, and commercial customers. No single customer accounted for 10% or more of the Company's accounts receivable or revenues as of or for the years ended December 31, 2001, 2000 and 1999. In addition, there were no sales to any customers within a single country except for the United States where the sales accounted for 10% or more of total revenue. Substantially all assets of continuing operations were held in the United States for the years ended December 31, 2001, 2000 and 1999. Revenues by geographic customer and the related percentages of total revenues for the years ended December 31, 2001, 2000 and 1999, were as follows (in thousands):

                                          Year Ended December 31,
                                    -------------------------------------
                                       2001           2000        1999
                                       ----           ----        -----

United States                       $  425,500     $ 373,989    $ 352,423
International                            5,936         4,838        1,501
                                    ----------     ---------    ---------
                                    $  431,436     $ 378,827    $ 353,924
                                    ==========     =========    =========

United States                             98.6%         98.7%        99.6%
International                              1.4           1.3          0.4
                                    ----------     ---------    ---------
                                         100.0%        100.0%       100.0%
                                    ==========     =========    =========

5.       Revenues and Receivables

     The Company delivers a broad array of information technology and technical services solutions under contracts with the U.S. Government, state and local governments, and commercial customers. Revenues from the U.S. Government under prime contracts and subcontracts, as compared to total contract revenues, were approximately 96% for the years ended December 31, 2001, 2000 and 1999. Approximately 35%, 40% and 45% of the Company's revenues were generated under cost-reimbursable contracts for the years ended December 31, 2001, 2000 and 1999, respectively.

     The components of contract receivables are as follows (in thousands):

                                                                          December 31,
                                                                    ---------------------
                                                                       2001       2000
                                                                       ----        ----

Billed receivables                                                  $  70,291   $  59,561
Unbilled receivables:
  Amounts currently billable                                           14,706      16,529
  Revenues recorded in excess of estimated contract value
   or funding                                                           2,548       4,307
  Retainage                                                             1,988       1,761
  Indirect costs incurred in excess of provisional billing rates        4,133       2,755
Allowance for doubtful accounts                                        (1,610)     (1,432)
                                                                    ---------   ---------
                                                                    $  92,056   $  83,481
                                                                    =========   =========

     Indirect cost rates in excess of provisional billing rates on U.S. Government contracts are generally billable at actual rates less a reduction of 0.5% of the actual general and administrative rate base before a Defense Contract Audit Agency (DCAA) audit is completed. The balance remaining, as well as any retainage, is billable upon completion of a DCAA audit (see Note 13). Revenues recorded in excess of contract value or funding are billable upon receipt of contractual amendments. Amounts currently billable consist principally of amounts to be billed within the next month.

6. Property and Equipment

     Major classes of property and equipment are summarized as follows (in thousands):


                                                                         December 31,
                                                                    ---------------------
                                                                      2001         2000
                                                                      ----         ----

Furniture and equipment                                             $  20,809   $  22,504
Leasehold improvements                                                  4,571       4,511
                                                                    ---------   ---------
                                                                       25,380      27,015
Less: Accumulated depreciation and amortization                       (18,765)    (19,982)
                                                                    ---------   ---------
                                                                    $   6,615   $   7,033
                                                                    =========   =========


     Depreciation and amortization expense for the years ended December 31, 2001, 2000 and 1999 was $2,480,000, $2,837,000 and $2,912,000, and,
respectively.

7.   Goodwill and Other Intangibles

    The components of goodwill and other intangibles are as follows (in thousands):

                                                                December 31,
                                                           ---------------------
                                                                2001       2000
                                                                ----       ----

Goodwill                                                    $ 18,034   $ 18,092
Other intangibles                                             10,468      9,007
                                                            --------   --------
                                                              28,502     27,099
Less : Accumulated amortization                              (17,546)   (14,752)
                                                            ---------  --------
                                                            $ 10,956   $ 12,347
                                                            =========  ========

     Goodwill amortization expense for the years ended December 31, 2001, 2000 and 1999 was $1,138,000, $1,124,000 and $1,033,000 respectively.

8.     Debt

                                                                December 31,
                                                           ---------------------
                                                                 2001      2000
                                                                -----      ----
Borrowings under the Business Loan and Security Agreement:
 Revolving credit facility                                  $  57,300  $ 57,496
 Term loan                                                      5,908     9,600
                                                            ---------  --------
                                                               63,208    67,096
Subordinated credit agreement                                   8,000     8,000
Other notes                                                     1,104     2,104
                                                            ---------   -------
    Total debt                                                 72,312    77,200
    Less: Current portion of debt                               1,969     4,200
                                                            ---------  --------
    Debt - net of current portion                           $  70,343  $ 73,000
                                                            =========  ========

     On December 17, 2001, the Company executed a new Business Loan and Security Agreement (the Agreement) with Citizens Bank of Pennsylvania, PNC Bank N.A., Branch Banking and Trust Company of Virginia, and Chevy Chase Bank, F.S.B. to refinance and replace the Company's prior agreement. The Agreement provides for maximum borrowings of $71.4 million and consists of a $65.0 million revolving credit facility and a $6.4 million term loan. Under the term loan portion of the Agreement, the principal balance is payable in consecutive quarterly installments of $492,308 on the last business day of each quarter commencing with the last business day of December 2001. The maturity date of the Agreement is December 31, 2004.

     The maximum available borrowing under the revolving credit facility at December 31, 2001 was $65.0 million. As of December 31, 2001, the Company was contingently liable under letters of credit totaling $7,255,000, which reduce the availability to borrow under the revolving portion of the Agreement. The Company had $23.0 million and $20.5 million in borrowings at December 31, 2001 and 2000, respectively, which were repaid immediately after the end of the respective period. Borrowings under the Agreement are collateralized by the Company's eligible contract receivables, inventory, and certain property and equipment and bear interest at the agreed-upon London Interbank Offering Rate (LIBOR) plus 2.00% for the first $25.0 million outstanding, at the bank's prime rate plus 1.25% for the $5.9 million associated with the term loan, and at the bank's prime rate plus 0.75% for outstanding amounts greater than $30.9 million. At December 31, 2001, the agreed-upon LIBOR rate was 1.91% for $25.0 million and the bank's prime rate was 4.75% for the remaining $38.2 million. The aggregate annual weighted average interest rates were 8.41%, 8.75% and 7.52% for 2001, 2000 and 1999, respectively.

     Under the Agreement, the Company is required to maintain specified financial covenants relating to fixed charge coverage, interest coverage, debt coverage, and minimum consolidated net worth. The Agreement also places limitations on additional borrowing, mergers, and related party transactions, issuance of capital stock and payment of dividends, and limitations with respect to capital expenditures. The weighted average borrowings under the revolving portion of the Agreement and a prior agreement during the years ended December 31, 2001, 2000 and 1999, were $37,719,000, $43,876,000 and $39,293,000, respectively. In conjunction with the execution of the Agreement, the Company recorded $357,000 in loan origination costs, included in other assets, which are being amortized ratably over the term of the Agreement.

     On October 27, 2000, the Company executed the Second Amendment to the Amended and Restated Business Loan and Security Agreement (the Prior Agreement) with Mellon Bank N.A. (Mellon), First Union Commercial Corporation (First Union) and PNC Bank N.A., which provided for maximum borrowings of $76.0 million. The Prior Agreement consisted of a $60.0 million revolving credit facility and a $16.0 million term loan. Under the revolving portion of the Prior Agreement, the Company could borrow the lesser of defined percentages of receivables or $60.0 million. Under the term loan portion of the Prior Agreement, the principal balance was payable in consecutive quarterly installments of $800,000 on the last business day of each quarter commencing with the last business day of December 1998. A final payment of $6.4 million was due upon expiration of the Prior Agreement on December 31, 2001. Borrowings under the Prior Agreement were collateralized by the Company's eligible contract receivables, inventory, and certain property and equipment and accrued interest at the agreed-upon LIBOR plus market-rate spreads that varied according to the calculation of a certain Company leverage ratio. Under the Prior Agreement, the Company was required to maintain specified financial covenants relating to fixed charge coverage, interest coverage, debt coverage, and minimum consolidated net worth. The Prior Agreement also placed limitations on additional borrowing, mergers, and related party transactions, issuances of capital stock and payment of dividends, and limitations with respect to capital expenditures.

     On January 15, 1998, the Company redeemed all 75,000 shares of its then outstanding Preferred Stock for a total of $8,029,000, or $107.05 per share. In order to provide the funding necessary to redeem the Preferred Stock, the Company executed a seven-year Subordinated Credit Agreement with First Source Financial LLP for $8,000,000 on January 9, 1998. The remaining $29,000 of funding was provided by the Company's revolving credit facility. The principal balance is payable in eight consecutive quarterly installments of $888,889 on the first business day of each quarter commencing with the first business day of January 2003. A ninth and final payment of $888,888 is due on the last business day of December 2004. Interest under the Subordinated Credit Agreement accrues at a fixed rate of 12.0% per annum and is payable quarterly in arrears.

     Debt outstanding at December 31, 2001, is scheduled to mature by the following calendar year ends: $1,969,000 in 2002, $6,525,000 in 2003,
$59,546,000 in 2004, and $104,000 in 2005.

     The total interest paid was $5,005,000, $6,073,000 and $6,094,000, for the years ended December 31, 2001, 2000 and 1999, respectively.

     The Company uses interest rate swap agreements to manage exposure to fluctuations in interest rates. At December 31, 2001, the Company had an unleveraged swap agreement with a member of our banking group with a notional principal amount of $25,000,000. This agreement was placed on December 17, 2001 and has a four-year term. The agreement has a fixed LIBOR rate of 6.83% and is settled in cash on a monthly basis.

     Effective January 1, 2001, the Company adopted SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, which, as amended by SFAS No. 138, establishes accounting and reporting standards for derivative instruments, including some derivative instruments embedded in other contracts, and for hedging activities. Upon adoption of SFAS No. 133 the Company recorded a $704,000 ($422,000 net of tax) transition adjustment in other comprehensive loss as a cumulative effect of a change in accounting principle. The Company will reclassify this amount into interest expense over the remaining life of the interest rate swap. The amount of the transition adjustment that was reclassified into earnings over the 12 months following the initial adoption of SFAS No. 133 was $180,000.

     The Company hedges the cash flows of some of its long-term debt using an interest rate swap. The Company enters into these derivative contracts to manage its exposure to interest rate movements by achieving a desired proportion of fixed versus variable rate debt. In an interest rate swap, the Company agrees to exchange the difference between a variable interest rate and either a fixed or another variable interest rate, multiplied by a notional principal amount.

     As of December 31, 2001, the Company has recognized the cash flow hedge at its fair value of $2,066,000 in accounts payable and accrued expenses on the consolidated balance sheet. The interest rate swap qualifies for cash flow hedge accounting; therefore, an unrealized loss of $1,362,000 ($818,000 net of tax), representing the effective portion of the change in its fair value, is reported in other comprehensive loss and will be reclassified into interest expense. The ineffective portion of the change in fair value of the swap qualifying for cash flow hedge accounting is recognized in the consolidated statements of income in the period of the change. For the year ended December 31, 2001, the swap did not have any ineffectiveness for the cash flow hedge.

     Management believes that the fair value of debt is not significantly different from what is recorded by the Company, based on comparable market rates on similar issues.

9.   Income Taxes

     The domestic and foreign components of income before provision for income taxes and minority interest were as follows (in thousands):

                                    Year Ended December 31,
                          ---------------------------------------
                             2001          2000          1999
                             ----          ----          ----

Domestic                  $ 27,117      $ 13,401       $11,556
Foreign                      1,213          (289)          743
                          --------      --------       -------
                          $ 28,330      $ 13,112       $12,299
                          ========      ========       =======

     The provision for income taxes was comprised of the following components (in thousands):

                                                 Year Ended December 31,
                                             ------------------------------
                                              2001        2000        1999
                                              ----        ----        ----
Current provision (benefit):
 Federal                                    $ 6,576      $4,291     $ 5,352
 State                                        1,348       1,893       1,064
 Foreign                                        216        (203)        (10)
                                            -------      ------     -------
                                              8,140       5,981       6,406
                                            -------      ------     -------
Deferred provision (benefit):
 Federal                                      3,078         606      (1,227)
 State                                          714        (732)         48
 Foreign                                        151         119         239
                                            -------      ------     -------
                                              3,943          (7)       (940)
                                            -------      ------     -------
Total provision for income taxes            $12,083      $5,974     $ 5,466
                                            =======      ======     =======

     The provision for income taxes varies from the amount of income tax determined by applying the applicable U.S. statutory tax rate to pre-tax income as a result of the following:

                                                 Year Ended December 31,
                                             ------------------------------
                                              2001        2000        1999
                                              ----        ----        ----

Statutory U.S. Federal tax rate                35.0 %      35.0 %      35.0 %
 Increase (decrease) in rate resulting from:
  State taxes - net of Federal benefit          4.9         3.9         4.6
  Foreign taxes                                (0.2)       (0.4)        0.2
  Other - additional provision                    -         2.8           -
 Nondeductible items:
  Goodwill amortization                         1.2         2.5         2.6
  Other                                         1.8         1.8         2.0
                                            -------      ------     -------
Effective tax rate                             42.7 %      45.6 %      44.4 %
                                            =======      ======     =======

     The Company paid income taxes, net of refunds, of, $3,508,000, $4,100,000 and $1,648,000 for the years ended December 31, 2001, 2000 and 1999, respectively.

     Deferred income taxes arise from temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements. A summary of the tax effect of the significant components of deferred income taxes follows (in thousands):

                                                                     December 31,
                                                             ---------------------------
                                                                   2001        2000
                                                                   ----        ----
Gross deferred tax liabilities:
 Receivables and payables                                       $ 26,440     $ 20,628
 Investments                                                         444        1,323
 Other assets                                                        954        1,016
                                                                --------     --------
  Total deferred tax liabilities                                  27,838       22,967
                                                                --------     --------

Gross deferred tax assets:
 Tax credits and net operating loss carryforwards                 (2,600)      (2,751)
 Accrued liabilities                                              (3,002)      (1,431)
 Cash flow hedge                                                    (826)           -
 Allowance for potential contract losses and other contract
  reserves                                                          (700)        (631)
 Property and equipment                                             (311)        (195)
                                                                --------     --------
  Total deferred tax assets                                       (7,439)      (5,008)
 Less: Valuation allowance                                           902          902
                                                                --------     --------
  Total deferred tax assets - net                                 (6,537)      (4,106)
                                                                --------     --------
Net deferred tax liabilities                                    $ 21,301     $ 18,861
                                                                ========     ========

     At December 31, 2001, the Company had state net operating losses of approximately $13,300,000 that expire beginning 2002 through 2020. At December 31, 2001, the Company had a capital loss carryforward of $2,127,000 that expires in 2003.

10.  Capital Stock, Employee Stock Plan

     Common Stock - Class A Common Stock is voting, no par value. The Company has 25,000,000 shares authorized with 4,111,502 shares issued and 1,040,566 and 1,033,938 shares outstanding at December 31, 2001 and 2000, respectively. There are 3,070,936 and 3,077,564 shares of Class A Common Stock held as Treasury Stock at December 31, 2001 and 2000, respectively. At December 31, 2001 and 2000, there were 37,366 shares of Class A Common Stock, with a cost value of $640,000, reflected as Treasury Stock in accordance with Emerging Issues Task Force Abstract 97-14, Accounting for Deferred Compensation Arrangements where Amounts Earned are Held in a Rabbi Trust and Invested. These shares are held in a Rabbi Trust to satisfy a defined contribution pension obligation, to be paid in stock for the benefit of a senior Company employee.

     Class C Common Stock is no par value, nonvoting common stock. At December 31, 2001 and 2000, the Company had 100,000 Class C Common Stock shares authorized and 71,664 shares issued and outstanding.

     Redeemable Class B Common Stock - Class B Common Stock is no par value, nonvoting stock and is mandatorily redeemable by the stockholder at any time and by the Company in the event of the involuntary or voluntary termination of the stockholder's position within the Company at a per share price to be determined by an independent valuation company. On January 6, 2000, the Company redeemed 6,582 shares of Class B Common Stock from an employee for $566,082. On February 29, 2000, the Company redeemed 1,000 shares of Class B Common Stock from an outside Director for $86,060. On December 18, 2000, the Company redeemed an additional 1,000 shares of Class B Common Stock from an outside Director for $123,240. All of these shares were placed in Treasury at their redemption value. The Company had 250,000 Class B Common Stock shares authorized, 80,269 shares issued, and 32,531 shares outstanding at December 31, 2001 and 2000.

    With respect to liquidation rights, the Class C Common Stock is on a pro rata parity with the Class A and Class B Common Stock.

    Stock Options - The Company has a nonqualified fixed option plan that reserves shares of Class B Common Stock for issuance to key employees. The Company has adopted the disclosure-only provisions of SFAS No. 123, Accounting for Stock-Based Compensation. No compensation cost is recognized for the stock option plan.

   The plan provides that shares granted come from the Company's authorized but unissued Class B Common Stock. The price of the options granted pursuant to this plan was not less than 100% of the fair market value of the shares on the date of grant. On April 15, 1995, the Company granted options to purchase 19,578 shares at an exercise price of $27.46 per share. These options vested quarterly over a three-year period from the date of grant. In July 1998, options to purchase 9,789 shares were exercised. At December 31, 2001, 2000 and 1999, options to purchase 9,789 shares were outstanding and exercisable, and expire on April 14, 2005. No grants have been made since 1995.

11.  Retirement Plans

     The Company maintains nonqualified supplemental defined benefit pension plans for certain retired employees of an acquired company. The weighted average assumptions used in accounting for the Company's pension plans in 2001, 2000 and 1999 were as follows:

                                                        2001        2000        1999
                                                        ----        ----        ----
Discount rate                                           7.25%       8.00%       8.00%
Expected return on plan assets                          6.00%       6.00%       6.00%
Rate of compensation increase                           N/A         N/A         N/A

     The discount rate is the estimated rate at which the obligation for pension benefits could effectively be settled. The expected return on plan assets reflects the average rate of earnings that the Company estimates will be generated on the assets of the plans. The Plans were partially funded beginning in 1999. The rate of compensation increase reflects the Company's best estimate of the future compensation levels of the individual employees covered by the plans and is not applicable, as all covered employees had retired prior to 1998.

     The following table sets forth the status of the plans (in thousands):

                                                         Year Ended December 31,
                                                    -----------------------------------
                                                       2001        2000        1999
                                                       ----        ----        ----

Change in benefit obligation:
   Benefit obligation at beginning of period         $ 1,707     $ 1,693     $ 1,748
   Interest cost                                         131         131         132
   Actuarial loss (gain)                                 139          58         (16)
   Benefits paid                                        (175)       (175)       (171)
                                                     -------     -------     -------
      Benefit obligation at end of period              1,802       1,707       1,693
                                                     -------     -------     -------

Change in plan assets:
   Fair value of plan assets at beginning of period      203         180           -
   Employer contribution                                 210         198         351
   Benefits paid                                        (175)       (175)       (171)
                                                     -------     -------     -------
      Fair value of plan assets at end of period         238         203         180
                                                     -------     -------     -------

Funded status at end of period                        (1,564)     (1,504)     (1,513)
Unrecognized actuarial loss                              219          83          28
Unrecognized prior-service cost                           47          79         110
Unrecognized net transition obligation                     -          20          41
                                                     -------     -------     -------

      Net amount recognized at end of period         $(1,298)    $(1,322)    $(1,334)
                                                     =======     =======     =======

     The components of net periodic pension cost for the Company's defined benefit plans are provided in the following table (in thousands):

                                                       Year Ended December 31,
                                               --------------------------------------
                                                    2001        2000        1999
                                                    ----        ----        ----

Interest cost on projected benefit obligation     $   131     $   131     $   132
Net amortization of prior-service cost and
 transition obligation                                 55          54          52
                                                  -------     -------     -------
    Net periodic pension cost                     $   186     $   185     $   184
                                                  =======     =======     =======

     The Company maintains two qualified defined contribution plans, which cover substantially all employees, that comply with Section 401 of the Internal Revenue Code. Under these plans, the Company's stipulated Basic Matching Contribution matches a portion of the participants' contribution based upon a defined schedule. Contributions are invested by an independent investment company in one or more of several investment alternatives. The choice of investment alternatives is at the election of each participating employee. The Company's contributions to the plans were approximately, $2,554,000, $2,420,000 and $2,317,000 for the years ended December 31, 2001, 2000 and 1999, respectively.

     The Company maintains nonqualified defined contribution supplemental retirement plans for certain key employees. Under these plans the Company accrues a stated annual amount and may also include interest at the greater of 10% or the Company's annual rate of return on investments. The Company incurred expenses associated with these plans of $75,000 for each of the years ended December 31, 2001, 2000 and 1999.

     The Company also maintains a nonqualified deferred compensation plan for certain key employees. Under this plan, eligible employees may defer up to 18% of qualified annual compensation. Employee contributions to this plan were approximately $1,895,000, $1,875,000 $1,911,000 for the years ended December 31, 2001, 2000 and 1999, respectively.

     On December 18, 1998, the Board of Directors approved the establishment of a qualified Employee Stock Ownership Plan (ESOP), effective January 1, 1999, for the benefit of substantially all of the Company's U.S. domestic-based employees. The ESOP is non-leveraged and will be funded entirely through Company contributions based on a percentage of eligible employee compensation, as defined in the plan. Participants must be employees of participating Company employers and must meet minimum service requirements to be eligible for annual contributions. The ESOP specifies a five-year vesting schedule over which participants become vested in the Class A Common Stock allocated to their participant account. The amount of the Company's annual contribution to the ESOP is at the discretion of the Company's Board of Directors.

     For the years ended December 31, 2000 and 1999, the Company contributed and allocated to participants' accounts $1,419,000 and $1,363,000, respectively, worth of Class A common stock and cash. The Board of Directors has authorized an additional ESOP contribution for the year ended December 31, 2001. It is anticipated that shares attributable to the year ended December 31, 2001 commitment will be issued to the ESOP during the second quarter 2002, after an independent appraisal of the stock value as of December 31, 2001, has occurred. At December 31, 2001, an obligation to fund $1,438,000 was accrued.

     As required under Statement of Position No. 93-6, Employers' Accounting for Employee Stock Ownership Plans, compensation expense is recorded for shares committed to be released to employees based on the fair market value of those shares in the period in which they are committed to be released. The difference between cost and fair market value of the released shares, which was $1,142,000 and $1,326,000, for the years ended December 31, 2001 and 2000, respectively, is recorded in additional paid in capital.

12.  Investments

     GSE Systems, Inc. - The Company and its designees hold common stock in GSE Systems, Inc. (GSE), which was created by the merger of one of the Company's majority-owned subsidiaries and two other entities in April 1994. In January 2000, the Company purchased 116,959 additional shares of common stock in GSE, increasing the Company's ownership to 17.61%. The Company's ownership percentage of GSE was 17.53% at December 31, 2001. The Company's and its designees' ownership percentage of GSE was 20.22% at December 31, 2001. The Company also holds $3.9 million of GSE convertible preferred stock and a $1.0 million note receivable from GSE as of December 31, 2001. $250,000 of this note receivable was repaid during January 2002 and the balance of the note is due to be repaid during the second quarter of 2002.

     During the year ended December 31, 2001, the Company determined that it had obtained significant influence with respect to GSE. As a result, the Company began accounting for its investment in GSE using the equity method and recorded $85,000 in equity losses for the year ended December 31, 2001. Additionally, the Company has restated prior year amounts and has recorded ($1,555,000) and $16,000 in equity (losses) earnings for the years ended December 31, 2000 and 1999, respectively. The after-tax impact to net income as a result of this restatement was (934,000) and $10,000 for the years ended December 31, 2000 and 1999, respectively. The related impact to basic and diluted earnings per share was ($0.82) and $0.01 for the years ended December 31, 2000 and 1999, respectively.

     Vosper-ManTech Limited - On September 7, 1995, MASI U.K. Limited, a majority-owned subsidiary of the Company, and Vosper Thornycroft Limited entered into a Joint Venture agreement to form Vosper-ManTech Limited (the
Joint Venture). The Joint Venture is owned 40% by MASI U.K. Limited and 60% by Vosper Thornycroft Limited. In 2000, the Joint Venture began work on a ten-year follow-on contract providing outsourcing of the Government Communications Headquarters (GCHQ) for the United Kingdom's logistics and engineering services.

     The Company's interest in the Joint Venture is accounted for using the equity method. The Company recorded $504,000, $393,000 and $794,000 in equity earnings for the years ended December 31, 2001, 2000 and 1999, respectively.

     The components of investments are as follows (in thousands):

                                                    December 31,
                                              -----------------------
                                                2001           2000
                                               ------         ------

GSE Systems, Inc.                             $  5,514       $  1,698
Vosper-ManTech Limited                           2,268          2,112
                                              --------       --------
   Total investments                          $  7,782       $  3,810
                                              ========       ========

13.   Commitments and Contingencies

     Payments to the Company on cost-reimbursable contracts with the U.S. Government are provisional payments subject to adjustment upon audit by the DCAA. Audits through 1999 have been completed and resulted in no material adjustments. The audits for 2000 through 2001 are not expected to have a material effect on the results of future operations.

     The Company is involved in certain legal proceedings, claims and disputes arising from the normal course of business and has litigation pending under several suits; however, management believes that the ultimate resolution of these matters will not have a material effect on the Company's financial position or results of operations.

     In February 2000, a judgment was entered against the Company in favor of Boston Properties, a real estate management firm, in the amount of $1,175,000 for unpaid rent under a lease held by Boston Properties with Global InSync (Global). Global is the successor to a business sold by the Company in 1996. The Company provided a financial guarantee to Boston Properties on the lease to facilitate the timely closing of this business sale. Boston Properties and Global extended the original lease without notice to the Company. The legal action sought to recover unpaid rent beyond the term of the original lease. After losing the appeal, the Company paid this judgment and other related expenses in August 2000.

     The Company leases office space and equipment under long-term operating leases. A number of the leases contain renewal options and escalation clauses. At December 31, 2001, aggregate future minimum rental commitments under these leases are as follows (in thousands):

                         Office
                          Space           Equipment        Total
                        ------------     ------------    ----------
Year ending:
 December 31, 2002      $  7,213          $  3,340       $ 10,553
 December 31, 2003         6,068             2,727          8,795
 December 31, 2004         5,427             2,106          7,533
 December 31, 2005         4,811             1,634          6,445
 December 31, 2006         4,433             1,433          5,866
   Thereafter              4,631                 -          4,631
                        --------          --------       --------
   Total                $ 32,583          $ 11,240       $ 43,823
                        ========          ========       ========

     Office space and equipment rent expense totaled approximately $10,804,000, $9,578,000 and $7,441,000 for the years ended December 31, 2001, 2000 and 1999, respectively.

14.  Acquisitions

     Each of the following acquisitions has been accounted for as a purchase, and accordingly, the operating results of each of the acquired entities have been included in the Company's consolidated financial statements since the respective dates of acquisition. The aggregate amount of goodwill and other intangibles resulting from the excess of the respective purchase prices over the fair market value of net assets acquired in 1999 was approximately $3,558,000.

     REVIVE TECHNOLOGIES, INC. - On April 16, 1999, the Company acquired certain assets and liabilities of REVIVE Technologies, Inc. (REVIVE) for a cash purchase price of $500,000 and a note payable of $1,105,000 (interest accrued at a rate of 6.50%), due and payable in four equal quarterly installments beginning in July 1999. REVIVE specializes in the automated conversion of legacy mainframe databases.

     ADVANCED DEVELOPMENT GROUP, INC. - On January 5, 1999, the Company acquired all of the outstanding stock of Advanced Development Group, Inc. (ADG) for a purchase price of $3,000,000 and note for $2,000,000 payable over two years (interest accrued at the prime rate). This acquisition also provided for additional cash payments, not to exceed $5,000,000, to be made over the three years following the closing, based on the attainment of certain earnings levels. In May 2000, the Company paid $495,000 against this obligation.

     ADG specializes in the development of interactive multimedia and distance learning training products. It is the leading Interactive Multimedia Instruction (IMI) developer for the U.S. Army. In addition, ADG has developed a proprietary IMI Course Builder Program(c) to enable the development of high-quality, low-cost training products that incorporate sophisticated animation, graphics, and video.

15.  Discontinued Operations

     On September 26, 2001, the Company executed a formal plan to exit certain commercial and foreign lines of business that no longer contribute to the core competencies. The businesses include the Australian-based software solutions consulting business, the United Kingdom-based bank remittance processing business, the China-based consulting business, the U.S.-based environmental consulting and remediation business and the U.S.-based application-hosting business. Although some of these ventures show promise and growth, these businesses are oriented towards commercial customers and do not contribute to the core competencies on which the Company is currently focused. On February 1, 2002, the Company completed the sale of its environmental consulting business and expects to dispose of its China-based consulting business no later than April 30, 2002. All of these dispositions are expected to be completed on or before June 30, 2002.

     Based on independent valuations, market comparable information and interest expressed in these businesses, an estimate has been provided for the likely net gains and losses to income expected from these businesses through the estimated dates of disposal. As a result, in accordance with APB Opinion No. 30, Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, results of operations have been classified as discontinued and prior periods have been restated. The Company has segregated the net assets and liabilities held for sale, recorded all current and expected future losses and deferred all gains expected to be realized upon disposal of the respective entities. The amounts the Company will ultimately realize could differ in the near term from the amounts estimated in arriving at the loss on disposal of the discontinued operations.

     Revenues and losses from discontinued operations are as follows (in thousands):

                                                  Year Ended December 31,
                                            --------------------------------
                                            2001           2000          1999
                                            ----           ----          ----
Income statement data:
Revenues                                   $ 37,587      $ 63,389     $  97,503
Costs and expenses                          (48,390)      (72,554)     (101,428)
                                           --------      --------     ---------
Operating loss                              (10,803)       (9,165)       (3,925)
Minority interest                               851         1,333          (652)
Income tax benefit                            3,419         3,165         1,850
                                           --------      --------      --------

Loss from discontinued operations
   net of tax and minority interest        $ (6,533)     $ (4,667)    $  (2,727)
                                           ========      ========     =========

     The estimated net loss on disposal of discontinued operations recorded for the year ended December 31, 2001 was $8,912,000, net of an income tax benefit of $5,857,000. This loss included a provision for anticipated closing costs and net operating losses through the estimated dates of disposal of $5,020,000, net of an income tax benefit of $2,922,000.

     The Company's Australian-based software solutions consulting business disposed of its Local Government business on June 30, 2000 and recorded a loss on the disposal of $719,000, net of tax. The revenues and operating losses of this business unit were not significant for the periods presented.

16.  Subsequent Events

     Reincorporation, Recapitalization and Stock Split

     The Company is incorporated in Delaware and is the successor by merger to ManTech International Corporation, a New Jersey corporation. As a result of the merger, in January 2002 the Company reincorporated from New Jersey to Delaware and recapitalized its common stock. The predecessor corporation had three classes of common stock outstanding prior to the effective date of the merger. Class A common stock, Class B common stock and Class C common stock, of which the Class B common stock was redeemable and, therefore, not counted as equity for accounting purposes. On the effective date of the merger, each outstanding share of the New Jersey corporation's common stock was exchanged for one share of our Class A common stock or for one share of our Class B common stock. Immediately after the merger, we effected a 16.3062-for-one stock split of our Class A common stock and Class B common stock. The holders of each share of our Class A common stock are entitled to one vote per share, and the holders of each share of Class B common stock are entitled to ten votes per share.

     Initial Public Offering

     The Company successfully closed its Initial Public Offering on February 12, 2002. Net proceeds to the Company were approximately $110.0 million, after deducting the estimated expenses related to the offering and the portion of the underwriting discount payable by the Company. Proceeds from the offering were used to repay subordinated debt of $8.0 million, the balance of the term loan of $5.9 million and $17.7 million of the revolving credit facility, plus accrued interest. The balance of the net proceeds of the offering (together with cash on hand, additional borrowings and capital stock) will be used to fund all or a portion of the costs of any acquisitions of complementary businesses we determine to pursue in the future, although there are no assurances that the Company will be able to successfully consummate any such acquisitions. To the extent that the Company cannot pursue or consummate any acquisitions, any remaining net proceeds will be used for working capital and general corporate purposes.

     Termination of Personal Service Corporation Status

     For periods prior to the closing of the Company's Initial Public Offering on February 12, 2002, the Company had elected to be taxed as a personal service corporation. As a result, the Company accounted for earnings on a cash basis for federal income tax purposes. Effective as of the closing of the offering, the Company's status as a personal service corporation terminates and accrual accounting will be applied for federal income tax purposes. Termination of the Company's personal service corporation status will result in deferred income being recognized for tax purposes. As such, taxes will be due with respect to the four taxable years beginning with the taxable year of the offering. Because the Company previously recognized the deferred income for accounting purposes and accrued for the taxes, the change in tax status and the tax payments will not affect the Company's earnings.

                                   * * * * * *

ITEM 9.     DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    We have had no disagreements with our auditors on accounting principles, practices or financial statement disclosure during and through the date of the financial statements included in this Report.

                                    PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS

     The following table sets forth information concerning our directors and executive officers as of the date of this report.

Name                                       Age                   Position
----                                       ---                   --------
George J. Pedersen...................      66      Chairman of the Board of Directors, Chief
                                                      Executive Officer and President
John A. Moore, Jr....................      49      Executive Vice President, Chief Financial
                                                      Officer, Treasurer and Director
R. Evans Hineman.....................      67      Executive Vice President and Chief Science
                                                      and Technology Officer
Eugene C. Renzi......................      68      Executive Vice President
Jerry L. Unruh.......................      62      Senior Vice President
Bradley H. Feldmann..................      40      Senior Vice President
Michael D. Golden....................      61      Director
Stephen W. Porter....................      62      Director
Walter W. Vaughan....................      69      Director
Walter R. Fatzinger, Jr..............      59      Director
Richard J. Kerr......................      66      Director

     George J. Pedersen -- Co-founder, Chairman of the Board of Directors, Chief Executive Officer and President. Mr. Pedersen, who co-founded ManTech in 1968, has served as Chairman of the Board of Directors since 1979, adding the positions of Chief Executive Officer and President in 1995. Mr. Pedersen has been a Director of GSE Systems, Inc., an affiliated software design and development company, since 1994 and an executive employee since 1999. Mr. Pedersen has served on the board of directors of GP Strategies Corporation, a workforce development company that provides training, management systems and engineering services, since 2001. Mr. Pedersen is Chairman of the Board of Directors for the Institute for Software Research, Inc., a not-for-profit corporation that performs research and advanced development of software and related technologies, including research for NASA. Mr. Pedersen also serves as a Director Emeritus of the Professional Services Council, a national association of technology services companies, and as a Director and Executive Committee member of the National Defense Industrial Association, a trade association for the defense industry. Mr. Pedersen serves on the Executive Committee of the Association for Enterprise Integration.

     John A. Moore, Jr. -- Executive Vice President, Chief Financial Officer, Treasurer and Director. Mr. Moore joined us in 1982 and has served as Chief Financial Officer since 1993 and Executive Vice President since 1997 and has been a Director of our company since 1994. Mr. Moore oversees our financial operations and our business development activities. Mr. Moore has been a Director of GSE Systems, Inc., since 1997 and an executive employee since 1999. Prior to joining us, Mr. Moore was a supervisory auditor for the Defense Contract Audit Agency, which is responsible for performing contract audits for the Department of Defense.

     R. Evans Hineman -- Executive Vice President and Chief Science and Technology Officer, ManTech International Corporation; President, National Security Solutions Group. Mr. Hineman joined us in 2001. From 1999 to 2001, he served as Vice President for Intelligence of Litton Industries Inc.'s Information Systems Group. From 1989 to 1999, Mr. Hineman was an officer of TASC, Inc., a provider of information management and systems engineering solutions, serving as President from 1998 to 1999. From 1964 to 1989, Mr. Hineman worked for the Central Intelligence Agency, serving as Deputy Director for Science and Technology from 1982 to 1989. Prior to 1982, he held various other senior positions with the Central Intelligence Agency, including Director of Weapons Intelligence and Chairman of the Director of Central Intelligence's Weapon and Space Systems Intelligence Committee. Mr. Hineman was one of 50 recipients of the Trailblazer award on the 50th anniversary of the Central Intelligence Agency, and he was awarded the Central Intelligence Agency's Distinguished Intelligence Medal and the National Reconnaissance Office's Distinguished Service Medal.

     Eugene C. Renzi -- Executive Vice President, ManTech International Corporation; President, ManTech Telecommunications and Information Systems Corporation (MTISC). Major General, U.S. Army (Ret.). Major General Renzi joined us in 1993 and since 1995 has served as President of MTISC. Prior to 1993, Major General Renzi served in the U.S. Army for more than 32 years, including as Director for Command, Control and Communications Systems for the U.S. Pacific Command from 1988 to

1990. Major General Renzi received numerous awards and decorations for his service in the U.S. Army, including the Defense Superior Service Medal, the Legion of Merit and the Joint Service Commendation Medal.

     Jerry L. Unruh -- Senior Vice President, ManTech International Corporation; President, Systems Engineering Group. Vice Admiral, U.S. Navy (Ret.). Vice Admiral Unruh joined us in 1998 and since 1999 has served as President of ManTech Systems Engineering Corporation. From 1996 to 1998, Vice Admiral Unruh served as the President of the Association of Naval Aviation, a not-for-profit corporation that educates the public and national leaders about the role of naval aviation in national defense. Prior to that, Vice Admiral Unruh served in the U.S. Navy for over 37 years, including as Commander of the U.S. Third Fleet in the Pacific, Current Operations and Readiness Officer for the NATO Staff of Supreme Allied Commander Europe and held battlegroup, aircraft carrier and fighter squadron commands. Vice Admiral Unruh received numerous awards for his service in the U.S. Navy, including the Distinguished Service Medal, the Defense Superior Service Medal, the Legion of Merit and the Air Medal.

     Bradley H. Feldmann -- Senior Vice President, ManTech International Corporation; President, Information Technology Group. Mr. Feldmann joined us in 2000. Mr. Feldmann served as the Senior Vice President and Chief Operating Officer of Comptek Research, Inc., a company supplying operational signal processing software for military systems that was acquired by Northrop Grumman Corporation in 2000. From 1989 to 1999, Mr. Feldmann worked for Cubic Defense Systems, Inc., a provider of combat training systems, where he served in various positions, including Senior Vice President and Chief Operating Officer. Prior to that, Mr. Feldmann served with the U.S. Air Force for five years and received two Meritorious Service Medals.

     Michael D. Golden -- Director. Mr. Golden has been a Director of our company since 1995. He is a founding partner of the law firm of Golden & Nelson, PLLC, where he has practiced law since 1998, focusing on corporate and securities law. Prior to founding Golden & Nelson, PLLC, he was a partner at the law firm of Ginsburg, Feldman & Bress, Chtd. from 1996 to 1997, and prior to that, he was a partner at Verner, Liipfert, Bernhard, McPherson and Hand from 1991 to 1996.

     Stephen W. Porter -- Director. Mr. Porter has been a Director of our company since 1991. Mr. Porter is a partner at the law firm of Arnold & Porter where he has practiced law since June 1993, focusing on real estate, tax and corporate law. Mr. Porter became a certified public accountant in 1961. Mr. Porter currently serves on the board of directors of the Greater Washington Board of Trade and the District of Columbia Chamber of Commerce. From 1992 to 1994, he served as a member of the Advisory Board of the Center for Strategic and International Studies, a non-partisan public policy institute.

     Walter W. Vaughan -- Director. Mr. Vaughan has been a Director of our company since 1991. Mr. Vaughan has been self-employed as a consultant to us since 1990. From 1956 to 1989, Mr. Vaughan worked in the banking industry, serving most recently as an Executive Vice President of American Security Bank N.A. in Washington, D.C., and as Vice Chairman of the bank's advisory board from 1983 to 1985. From 1986 to 1989, Mr. Vaughan served as Chief Agent for the Receiver for the Maryland Deposit Insurance Fund, for which he received a State of Maryland Governor's citation.

     Walter R. Fatzinger, Jr. -- Director. Mr. Fatzinger became a Director upon the closing of our initial public offering. Mr. Fatzinger joined ASB Capital Management, Inc., an asset management firm, in February 1999 and since that date has served as President and Chief Executive Officer of the firm. Mr. Fatzinger also is an executive vice president of Chevy Chase Bank, F.S.B., the parent of ASB Capital Management, Inc. From 1994 to 1999, Mr. Fatzinger served as President of First National Bank of Maryland's Greater Washington Region and Executive Vice President of First National Bank of Maryland's Institutional Bank. Prior to 1994, Mr. Fatzinger worked for American Security Bank, N.A. for 15 years, serving in various executive positions, including as President from 1991 to 1994. Mr. Fatzinger currently serves on the board of directors of the Cafritz Company, a real estate development and property management firm, and of the YMCA of Metropolitan Washington. He also serves as trustee to the Community Foundation for the National Capital Region and as Vice-Chairman of the Board of Trustees of the University of Maryland Foundation.

     Richard J. Kerr -- Director. Mr. Kerr became a Director upon the closing of our intial public offering, having served as Chairman of our Advisory Board since 1994. Mr. Kerr currently is a member of the President's Commission on Intelligence Reform. From 1996 to 2001, Mr. Kerr served as President of the Security Affairs Support Association, an organization composed of government and industry members that is focused on national security policy. Prior to that, Mr. Kerr worked at the Central Intelligence Agency for 32 years, including serving as Deputy Director for Central Intelligence. Mr. Kerr formerly served as a member of the Scientific Advisory Board of the National Security Agency and the Board of Visitors of the Joint Military Intelligence College and is currently on the advisory boards of the Los Alamos National Laboratory, the Sandia National Laboratory and the Lawrence Livermore Laboratory. Mr. Kerr was awarded the Citizens Medal, the second highest civilian award given by the President of the United States, and two

National Intelligence Distinguished Service Medals and two Distinguished Intelligence Medals from the Central Intelligence Agency.

ITEM 11.    EXECUTIVE COMPENSATION

     The following table shows the cash compensation and certain other compensation paid to or accrued by our Chief Executive Officer and our four most highly compensated executive officers, whom we refer to collectively as our named executive officers, for 2001.

   Summary Compensation Table

                                                                      Annual Compensation
                                                                      -------------------
                                                                                        Other Annual           All Other
Name and Principal Position/(1)/                 Year      Salary        Bonus/(2)/   Compensation/(3)(4)/  Compensation/(5)(6)/
------------------------------                   ----      ------        --------     ------------------    ------------------
George J. Pedersen..........................     2001     $1,460,781    $   500,000   $          70,590     $         709,250
  Chairman of the Board of Directors, Chief      2000      1,320,010        500,000              53,646               159,040
  Executive Officer and President

John A. Moore, Jr...........................     2001        557,228        350,000                --                  71,000
  Executive Vice President, Chief Financial      2000        495,019        350,000                --                  67,903
  Officer, Treasurer and Director

Eugene C. Renzi.............................     2001        489,434        358,187                --                   4,844
  Executive Vice President                       2000        437,507        150,000                --                   4,815

Bradley H. Feldmann.........................     2001        250,978        215,109              72,082                 4,138
  Senior Vice President                          2000         19,232          6,250                --                    --

Jerry L. Unruh..............................     2001        212,087         55,538                --                   5,100
  Senior Vice President                          2000        206,358         45,000                --                   5,100

________________

/(1)/ Our executive officers for 2001 are Mr. Pedersen, Mr. Moore, Mr. Hineman,
      Major General Renzi, Mr. Feldmann and Vice Admiral Unruh. Mr. Hineman is an Executive Vice President and was hired on August 20, 2001.
      Mr. Feldmann is a Senior Vice President and was hired on December 4,
      2000.

/(2)/ Amounts shown in this column reflect bonuses earned in 2000 and paid in 2001 and bonuses earned in 2001 and paid in 2002.

/(3)/ Other Annual Compensation for Mr. Pedersen in 2001 includes the portion of an employee's time spent on non-corporate matters on behalf of Mr. Pedersen, which amounted to $51,742. Other Annual Compensation for Mr. Feldmann in 2001 included $64,461 for relocation expenses, including temporary housing costs.

/(4)/ Other Annual Compensation in 2000 for Mr. Pedersen includes the portion of an employee's time spent on non-corporate matters on behalf of Mr. Pedersen, which amounted to $33,370.

/(5)/ All Other Compensation for 2001 consists of the following amounts: (a) matching contributions made to our 401(k) plan in the amount of $3,400 for Mr. Moore, $3,144 for Major General Renzi, $2,438 for Mr. Feldmann and $3,400 for Vice Admiral Unruh; (b) contributions under our Employee Stock Ownership Plan in the amount of $1,700 each for Mr. Moore, Major General Renzi, Mr. Feldmann and Vice Admiral Unruh; and (c) contributions to supplemental executive retirement plans in the amount of $50,000 for Mr. Pedersen and $25,000 for Mr. Moore. In addition, the amounts reported include a benefit of $659,250 to Mr. Pedersen and a benefit of $40,900 to Mr. Moore pursuant to split dollar life insurance policies. These benefits represent the price of the term portion of the policy premiums plus the discounted present value of the imputed interest on the investment portion of the premiums over each executive's expected life. We will be reimbursed for the amount of the cumulative premiums attributable to the non-term portions of the policies upon the maturity or surrender of the policies.

/(6)/ All Other Compensation for 2000 consists of the following amounts: (a) matching contributions made to our 401(k) plan in the amount of $3,046 for Mr. Pedersen, $3,115 for Major General Renzi and $3,400 for Vice Admiral Unruh; (b) contributions under our Employee Stock Ownership Plan in the amount of $1,700 each for Mr. Moore, Major General Renzi and Vice Admiral Unruh; and (c) contributions to supplemental executive retirement plans in the amount of $50,000 for Mr.

      Pedersen and $25,000 for Mr. Moore. In addition, the amounts reported include a benefit of $105,994 to Mr. Pedersen and a benefit of $41,203 to Mr. Moore pursuant to split dollar life insurance policies. These benefits represent the price of the term portion of the policy premiums plus the discounted present value of the imputed interest on the investment portion of the premiums over each executive's expected life. We will be reimbursed for the amount of the cumulative premiums attributable to the non-term portions of the policies upon the maturity or surrender of the policies.

Aggregated Option Exercises in 2001 and Year-End Option Values

     The following table shows information about the value of unexercised options at the end of 2001. No shares were acquired on the exercise of stock options by these individuals in 2001.


                           Number of Securities Underlying    Value of Unexercised In-the-Money Options at
                           Unexercised Options at Year-End                      Year-End
                           -------------------------------    --------------------------------------------
Name                       Exercisable      Unexercisable         Exercisable      Unexercisable
----                       -----------      -------------         -----------      -------------
George J. Pedersen.......      --                --               $       --         $     --
John A. Moore, Jr........   9,789(1)             --               $2,285,773(2)      $     --
Eugene C. Renzi..........      --                --               $       --         $     --
Bradley H. Feldmann......      --                --               $       --         $     --
Jerry L. Unruh...........      --                --               $       --         $     --

     (1) Exercisable for 9,789 shares of Class B common stock of our corporate predecessor, ManTech International Corporation (New Jersey). Following our reincorporation, recapitalization and stock split, the options will be exercisable for 159,621 shares of our Class A common stock.

     (2) There was no public market for the Class B common stock of our corporate predecessor, ManTech International Corporation (New Jersey), at December 31, 2001. Amounts shown under the column "Value of Unexercised In-the-Money Options at Year-End" are calculated on the basis of the per share offering price of $16.00 per share, less the per share exercise payable for these shares, multiplied by the number of shares underlying the price option, as adjusted for our reincorporation, recapitalization and stock split. This per share offering price does not necessarily represent the actual value of our common stock at December 31, 2001.

Director Compensation

     We have an agreement to pay Messrs. Golden and Porter annual retainers of $25,000 for their service as directors. We have an agreement to pay Mr. Vaughan an annual retainer of $40,000 for service as a director and as chairman of our compensation committee. The remaining directors are employed by us and are not separately compensated for their service as directors.

Retention Agreements

     Effective January 1, 2002, we entered into employment retention agreements with George J. Pedersen and John A. Moore, Jr. on the following terms. Mr. Pedersen's retention agreement provides for his employment at-will, with an annual salary for 2002 of $1,000,000. Mr. Pedersen will continue to receive contributions to qualified and non-qualified retirement plans, insurance programs and perquisites on the same terms as provided in 2001, but is not eligible for stock option grants in 2002 or for a bonus for services performed during 2002. He is entitled to receive a bonus, payable in 2002, for services performed in 2001. For subsequent years, Mr. Pedersen's salary, bonus and incentive compensation shall be determined by the Compensation Committee of our board of directors. If we terminate Mr. Pedersen's employment without cause, we are required to pay Mr. Pedersen a lump sum amount equal to one year's base salary at the rate in effect immediately prior to such termination of employment. The one year period for which payment of severance is calculated is the "severance period." Mr. Pedersen agrees not to compete with us and not to solicit our customers or employees during the term of his employment and through the severance period.

     Mr. Moore's retention agreement provides for an initial two-year term, with an automatic one year extension on each anniversary of the agreement, unless either party provides advance written notice of its intent to terminate the agreement. Under the agreement, Mr. Moore will receive an annual salary of $425,000 and will continue to receive contributions to qualified and non-qualified retirement plans, insurance programs and perquisites on the same terms as provided in 2001. He is also entitled to participate in bonus and other incentive compensation as determined by the Compensation Committee of our board of directors, and he is entitled to receive a bonus, payable in 2002, for services he performed in 2001. If we terminate Mr. Moore's employment without cause, we are required to pay Mr. Moore a lump sum amount equal to the salary that otherwise would have been payable through the "severance period," which is the remaining term of the agreement or six months, whichever is greater. Mr. Moore agrees not to compete with us and not to solicit our customers or employees during the term of his employment and through the severance period.

     Effective February 6, 2002, we entered into confidentiality and noncompete agreements with R. Evans Hineman, Eugene C. Renzi, Jerry L. Unruh and Bradley H. Feldmann. Under the terms of these confidentiality and noncompete agreements, each officer agrees not to compete with us and not to solicit our customers or employees during the term of their respective employments and for a period of one year thereafter.

     In addition, we have entered into a severance arrangement with Mr. Feldmann, which provides that in the event we elect to terminate his employment with us for any reason, we will be required to pay Mr. Feldmann a lump sum amount equal to his annual salary, plus a pro-rata share of his bonus for that portion of the year we employed him prior to such termination.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

     Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of our common stock subject to options that are currently exercisable or exercisable within 60 days of the date of this report are deemed outstanding for the purpose of computing the percentage ownership of any person. These shares, however, are not considered outstanding when computing the percentage ownership of any other person. In addition, because Class B common stock may be voluntarily converted into Class A common stock on a share-for-share basis, each share of Class B common stock also represents beneficial ownership of a share of Class A common stock. However, for purposes of this presentation, share amounts are presented based upon outstanding shares without regard to convertibility, except as specifically noted otherwise.

                              Beneficial Ownership

                                                   Class A Common Stock/(1)/    Class B Common Stock/(1)/           Total
                                                           -----------------            -----------------           Voting
Name                                              Shares                %        Shares                %            Power
                                                  ------------------------------------------------------------------------

George J. Pedersen...........................         288,358/(2)/      3.2%     17,131,004/(3)/      100%           95.12%
John A. Moore, Jr............................         531,157/(4)/      5.8%             --            --                *
Walter W. Vaughan............................          95,766/(5)/      1.1%             --            --                *
Michael D. Golden............................          63,153             *              --            --                *
Walter R. Fatzinger, Jr......................           2,225             *              --            --                *
Richard J. Kerr..............................             ---             *              --            --                *
Bradley H. Feldmann..........................             ---             *              --            --                *
R. Evans Hineman.............................           1,000             *              --            --                *
Stephen W. Porter............................             ---             *              --            --                *
Eugene C. Renzi..............................           1,500             *              --            --                *
Jerry L. Unruh...............................             ---             *              --            --                *
All directors and executive officers
as a group(11 persons).......................         983,159          10.8%     17,131,004           100%           96.07%

* The percentage of shares or voting power beneficially owned does not exceed 1%.

----------------

/(1)/ The holders of each share of Class A common stock are entitled to one vote per share, and the holders of each share of Class B common stock are entitled to ten votes per share.

/(2)/ Consists of 288,358 shares of Class B common stock held by the ManTech Employee Stock Ownership Plan Trust, over which Mr. Pedersen shares voting and investment control as trustee.

/(3)/ Includes 1,168,565 shares of Class B common stock owned by the Pedersen Family Limited Partnership I, of which Mr. Pedersen is the general partner; 77,517 shares of Class B common stock held by the ManTech Special Assistance Fund, Inc., a fund over which Mr. Pedersen has voting and investment control; and 609,296 shares of Class B common stock owned by the ManTech Supplemental Executive Retirement Plan for the benefit of Mr. Pedersen.

/(4)/ Includes options to purchase 159,621 shares of our Class A common stock which are immediately exercisable.

/(5)/ Includes 95,766 shares of Class A common stock owned by the Waldan Defined Benefit Pension Plan and Trust for the benefit of Mr. Vaughan.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
            GSE SYSTEMS, INC.

         ManTech and its designees hold stock in GSE Systems, Inc. (GSE), a company created by the merger of one of our majority-owned subsidiaries and two other entities in 1994. As of December 31, 2001, we owned approximately 17.5% of GSE's common stock. We also hold warrants that are currently exercisable for 150,000 shares of GSE's common stock.

         In October 2000, we extended a loan to GSE, which is evidenced by a demand promissory note for $1.8 million, which was amended and subsequently replaced in March 2001. We amended this note in April 2001 to increase the amount due under the note to $3.9 million. The largest aggregate amount outstanding under this note and its predecessor note since October 2000 was $3.9 million. Interest accrued on this note at the prime lending rate plus 1.0%. The $3.9 million demand note was convertible into shares of Series A preferred stock of GSE, at the option of the holder any time after issuance and prior to the third anniversary of issuance. On December 5, 2001, we exercised our option and converted this $3.9 million promissory note receivable into 39,000 shares of Series A preferred stock of GSE. The GSE Series A preferred stock has no voting rights, and we have agreed to a holding period of one year from the date of issuance, after which it is convertible into GSE common stock at any time during the subsequent three-year period at a conversion price of $2.645 per share.

         In June 2001, we extended a loan to GSE, which is evidenced by an additional promissory note from GSE. The largest aggregate amount outstanding under this note since June 2001 has been $1.0 million, and as of February 28, 2002 there is a principal amount of $750,000 outstanding. Interest accrues on this note at the prime lending rate plus 1.0%.

         Under a purchasing arrangement with GSE entered into in January 2001, we combined our purchases of products with purchases for GSE in order to obtain volume discounts, for which GSE paid us the full purchase price plus a handling fee. Purchases under this agreement totaled $843,290 for the 12 months ended December 31, 2001. This purchasing arrangement terminated in June 2001, and GSE has no outstanding obligations to us, nor do we have any outstanding obligations to GSE, in connection with this purchasing arrangement.

         Our Chairman of the Board of Directors, Chief Executive Officer and President, George J. Pedersen, as well as John A. Moore, Jr., our Executive Vice President, Chief Financial Officer, Treasurer and Director, own 56,250 shares, or 1.1%, and 83,925 shares, or 1.6% of GSE common stock, respectively, and serve on GSE's board of directors. Mr. Pedersen and Mr. Moore served as executive employees providing strategic planning in acquisitions and divestitures, management of financing arrangements and customer and other business development activities from January 1, 1999 through January 25, 2002. Under those agreements, GSE paid Mr. Pedersen and Mr. Moore annual fees of $120,000 and $60,000, respectively, and granted Mr. Pedersen and Mr. Moore options to purchase 100,000 and 50,000 shares, respectively, of GSE common stock at an exercise price of $3.3125.

MARE, INCORPORATED

         We loaned money to MARE, Inc., a marine products business. Mr. Pedersen's son-in-law is the president of MARE, Inc., and Mr. Pedersen is the owner of 50.0% of the outstanding capital stock of the company. Mr. Pedersen and Mr. Moore also serve on the board of directors of MARE, Inc. The loan was evidenced by a demand note that accrued interest at a rate of 10.0%. The largest amount outstanding since January 1, 1998 was $1.5 million. As of the date of this report, the loan was terminated with the note being paid off in full and any liens being released.

EXECUTIVE LOANS.

         We have from time to time extended loans to our Chairman of the Board of Directors, Chief Executive Officer and President, George J. Pedersen, who has used the loan proceeds for miscellaneous personal expenditures. Such indebtedness was represented by promissory notes executed by Mr. Pedersen, which were payable upon demand and would bear interest at a rate of 8.0%. The largest aggregate amount outstanding since January 1, 1998, was $183,122. As of the date of this report, all loans have been paid in full and there are no outstanding amounts remaining unpaid.

REPURCHASES OF STOCK

         In January 2000, our predecessor corporation purchased 6,582 shares of its Class B common stock from Mr. John A. Moore, Jr., our Executive Vice President, Chief Financial Officer, Treasurer and Director, for an aggregate purchase price of $566,082, or $86.00 per share. In February 2000, our predecessor corporation purchased 1,000 shares of its Class B common stock from Mr. Michael Golden, one of our directors, for an aggregate purchase price of $86,060, or $86.06 per share, and in December 2000 it purchased an additional 1,000 shares of its Class B common stock from Mr. Golden for an aggregate purchase price of $123,240, or $123.24 per share. The price per share for the January and February 2000 repurchases was calculated by dividing a valuation of the company as of December 31, 1998 by the total number of shares of all classes of common stock outstanding on that date. The price per share for the December 2000 repurchase was calculated by dividing a valuation of the company as of December 30, 1999 by the total number of shares of all classes of common stock outstanding on that date. The same independent third party valuation firm performed each of the respective valuations.

LEGAL SERVICES

         Mr. Stephen Porter, one of our directors, is a partner in the law firm of Arnold & Porter, Washington, D.C., which has performed legal services for us from time to time and is expected to do so in the future. The amount of fees we paid to Mr. Porter's law firm did not exceed five percent of that firm's gross revenues in each of its last three full fiscal years.

         Mr. Michael Golden, one of our directors, is a partner in the law firm of Golden & Nelson PLLC, Washington, D.C., which has performed legal services for us from time to time and is expected to do so in the future. The amount of fees we paid to Mr. Golden's law firm during 2001 totaled $52,478. The amount of fees we paid to Mr. Golden's law firm for services rendered totaled $57,675 in 2000 and $72,780 in 1999.

OWNERSHIP OF SUBSIDIARY STOCK

         From time to time we have allowed certain of our officers or officers of our subsidiaries to purchase minority interests of common stock in our subsidiaries. These purchases have been pursuant to stock purchase and restriction agreements that generally restrict the transferability of the shares, including granting the subsidiary a right of first refusal with respect to any proposed sale of the common stock by the stockholder and granting the subsidiary a right to call the stock in the event of death, permanent disability or termination of the stockholder's employment by us or the subsidiary.

EMPLOYEE RELATIONSHIPS

         Ms. Christine Lancaster, an employee of ours, is one of Mr. Pedersen's daughters. Ms. Lancaster's compensation for her work on our corporate matters totaled $122,512 in 2001, $123,082 in 2000 and $118,032 in 1999. From time to time, we have employed Mr. Pedersen's other two daughters on a part-time or temporary basis. The amount paid to each of them as compensation has not exceeded $60,000 in any of the last three full fiscal years.

BUSINESS LOAN AND SECURITY AGREEMENT

         Mr. Walter R. Fatzinger, Jr., one of our director nominees, is President and Chief Executive Officer of ASB Capital Management, Inc. and is an executive vice president of Chevy Chase Bank, F.S.B., the parent of ASB Capital Management and one of the four financial institutions that is a party to the Business Loan and Security Agreement that we executed on December 17, 2001. As of February 28, 2002, the indebtedness outstanding under this Agreement was $25 million, and the portion of this amount attributable to Chevy Chase Bank was $4.5 million.

ITEM 14.    SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         The rules promulgated under Section 16(a) of the Securities Exchange Act of 1934, as amended, require the Company's Officers and Directors, and persons who own more than 10 percent of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission and The Nasdaq National Market and to furnish the Company with copies. Since we did not file our initial public offering until February 7, 2002, none of the Company's Officers and Directors, and persons who own more than 10 percent of a registered class of the Company's equity securities were required to file reports of ownership and changes in ownership with the Securities and Exchange Commission and The Nasdaq National Market during the fiscal year ended December 31, 2000.

                                     PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENTS, AND REPORTS ON FORM 8-K

            (a)     The following documents are filed as part of this Form 10-K:

            1. Financial Statements. The following financial statements of ManTech International Corporation are filed as a part of this Form 10-K on the pages indicated:

                                                                            Page
                                                                            ----
Report of Independent Accountants.........................................
Balance Sheets as of December 31, 2000 and 2001...........................
Statements of Operations for each of the years
   ended December 31, 1999, 2000 and 2001.................................
Statements of Changes in Stockholders' Equity (Deficit) for each of the years ended December 31,1999, 2000 and 2001........................
Statements of Cash Flows for each of the years
   ended December 31, 1999, 2000 and 2001.................................
Notes to Financial Statements.............................................

            2. Financial Statement Schedule. The following financial statement schedule of ManTech International Corporation is filed as a part of this Form 10-K on the pages indicated:

                Report of Independent Accountants on Financial Statement Schedule (Filed with Exhibits) Schedule II - Valuation and Qualifying Accounts (Filed with Exhibits)

            3.  Exhibits required by Item 601 of Regulation S-K.

EXHIBIT
  NO.                           DESCRIPTION
--------  --------------------------------------------------------------------
  2.1     Form of Plan of Merger by and between ManTech International
          Corporation, a New Jersey corporation, and ManTech International
          Corporation, a Delaware corporation, incorporated herein by reference from Registrant's Registration Statement on Form S-1
          (File No. 333-73946), as filed with the Commission on November
          23, 2002, as amended
  3.1     Second Amended and Restated Certificate of Incorporation of the
          Registrant as filed with the Secretary of State of the State of
          Delaware on January 30, 2002, incorporated herein by reference from Registrant's Registration Statement on Form S-1 (File No.
          333-73946), as filed with the Commission on November 23, 2002, as amended
  3.2     Amended and Restated Bylaws of the Registrant, incorporated herein by reference from Registrant's Registration Statement on Form S-1
          (File No. 333-73946), as filed with the Commission on November 23,
          2002, as amended
  4.1     Form of Common Stock Certificate, incorporated herein by reference from Registrant's Registration Statement on Form S-1 (File No.
          333-73946), as filed with the Commission on November 23, 2002, as amended.
  4.2     Business Loan and Security Agreement with Citizens Bank of
          Pennsylvania, PNC Bank N.A., Branch Banking and Trust Company of
          Virginia, and Chevy Chase Bank, F.S.B., incorporated herein by reference from Registrant's Registration Statement on Form S-1
          (File No.  333-73946), as filed with the Commission on November 23,
          2002, as amended
  10.1    Retention Agreement, effective as of January 1, 2002, between
          John A. Moore, Jr. and ManTech International Corporation,
          incorporated herein by reference from Registrant's Registration
          Statement on Form S-1 (File No. 333-73946), as filed with the
          Commission on November 23, 2002, as amended.
  10.2    Form of Confidentiality, Non-competition and Non-solicitation
          Agreement, effective as of the closing of this offering, between specified executive officers and ManTech International
          Corporation, incorporated herein by reference from Registrant's
          Registration Statement on Form S-1 (File No. 333-73946), as
          filed with the Commission on November 23, 2002, as amended.
  10.3    Management Incentive Plan of ManTech International Corporation,
          incorporated herein by reference from Registrant's Registration
          Statement on Form S-1 (File No. 333-73946),

          as filed with the Commission on November 23, 2002, as amended.
  10.4    Lease of Facility at 12015 Lee Jackson Highway, Fairfax,
          Virginia, incorporated herein by reference from Registrant's Registration Statement on Form S-1 (File No. 333-73946), as filed with the Commission on November 23, 2002, as amended.
  10.5    Promissory Notes dated April 13, 2001, June 12, 1996 and June
          23, 1994 by and between George J. Pedersen and ManTech International Corporation, incorporated herein by reference from Registrant's Registration Statement on Form S-1 (File No. 333-73946), as filed with the Commission on November 23, 2002, as amended.
  10.6 Retention Agreement, effective as of January 1, 2002, between George J. Pedersen and ManTech International Corporation, incorporated herein by reference from Registrant's Registration Statement on Form S-1 (File No. 333-73946), as filed with the Commission on November 23, 2002, as amended.
  10.7    Promissory Note dated February 27, 1997, by and between George
          J. Pedersen and ManTech International Corporation, incorporated herein by reference from Registrant's Registration Statement on Form S-1 (File No. 333-73946), as filed with the Commission on November 23, 2002, as amended.
  10.8 USA CECOM Acquisition CTR-Washington, Contract No. DAAB07-98-A-6001, effective July 24, 1998, incorporated herein by reference from Registrant's Registration Statement on Form
          S-1 (File No. 333-73946), as filed with the Commission on November 23, 2002, as amended.
  10.9 ManTech International Corporation, Supplemental Executive Retirement Plan for the benefit of George J. Pedersen, effective as of April 12, 1996, incorporated herein by reference from Registrant's Registration Statement on Form S-1 (File No. 333-73946), as filed with the Commission on November 23, 2002, as amended.
  10.10 ManTech International Corporation, Supplemental Executive Retirement Plan for the benefit of John A. Moore, Jr., effective as of April 12, 1996, incorporated herein by reference from Registrant's Registration Statement on Form S-1 (File No. 333-73946), as filed with the Commission on November 23, 2002, as amended.
  10.11 Severance Arrangement, by and between ManTech International Corporation and Bradley H. Feldmann, incorporated herein by reference from Registrant's Registration Statement on Form S-1 (File No. 333-73946), as filed with the Commission on November
          23, 2002, as amended.
  10.12   Form of Term Sheet for ManTech International Corporation
          Management Incentive Plan Non-Qualified Stock Option, and
          Standard Terms and Conditions for Non-Qualified Stock Options, incorporated herein by reference from Registrant's Registration Statement on Form S-1 (File No. 333-73946), as filed with the Commission on November 23, 2002, as amended.
  10.13   Form of Term Sheet for ManTech International Corporation
          Management Incentive Plan Incentive Stock Option, and Standard Terms and Conditions for Incentive Stock Options, incorporated herein by reference from Registrant's Registration Statement on Form S-1 (File No. 333-73946), as filed with the Commission on November 23, 2002, as amended.
  21.1 Subsidiaries of the Registrant, incorporated herein by reference from Registrant's Registration Statement on Form S-1 (File No. 333-73946), as filed with the Commission on November 23, 2002, as amended.
  23.1    Consent of Deloitte & Touche LLP, independent accountants.

------------------------

            (b)      Reports required to filed on Form 8-K:            None.

                                   SIGNATURES
                                   ----------

              Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant certifies that it has reasonable grounds to believe that it meets all of the requirements for filing on Form 10-K and has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Fairfax in the Commonwealth of Virginia, on this 1st day of April, 2002.

                                     MANTECH INTERNATIONAL CORPORATION

                                     By: /s/ George J. Pedersen
                                        ---------------------------------------
                                     Name:   George J. Pedersen
                                     Title:  Chairman of the Board of Directors,
                                     Chief Executive Officer and President

                                POWER OF ATTORNEY

              Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the date indicated.

     Name and Signature                       Title                          Date
--------------------------- --------------------------------------- -----------------------
/s/ George J. Pedersen
---------------------------  Chairman of the Board of Directors,         April 1, 2002
George J. Pedersen           Chief  Executive Officer and President
                             (Principal Executive Officer)
/s/ John A. Moore, Jr.
---------------------------  Executive Vice President, Chief             April 1, 2002
John A. Moore, Jr.           Financial Officer, Treasurer and
                             Director
                            (Principal Financial Officer and
                             Principal Accounting Officer)

/s/ Walter W. Vaughan
---------------------------  Director                                    April 1, 2002
Walter W. Vaughan

/s/ Michael D. Golden
-----------------------       Director               April 1, 2002
Michael D. Golden

/s/ Stephen W. Porter
------------------------      Director               April 1, 2002
Stephen W. Porter

/s/ Walter R. Fatzinger, Jr.
------------------------      Director               April 1, 2002
Walter R. Fatzinger, Jr.

/s/ Richard J. Kerr
-------------------------     Director               April 1, 2002
Richard J. Kerr