Form 10-Q
period 2002-03-31
MANTECH INTERNATIONAL CORP
filed 2002-05-15
CIK 892537

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the quarter ended March 31, 2002

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


                  12015 Lee Jackson Highway, Fairfax, VA 22033
                  --------------------------------------------
                    (Address of principal executive offices)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [_] No

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of April 30, 2002, was approximately $196,000,000.00.

Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of April 30, 2002: ManTech International Corp. Class A Common Stock, $0.01 par value, 9,098,813 shares; ManTech International Corp. Class B Common Stock, $0.01 par value, 17,131,004 shares.

                       ManTech International Corporation
                                     INDEX

                                                              Page No.


PART I -  FINANCIAL INFORMATION ..............................   3

Item 1.   Financial Statements ...............................   3

Item 2.   Management's Discussion and Analysis of Financial
           Condition and Results of Operations ...............  11

Item 3.   Quantitative and Qualitative Disclosures About
           Market Risk .......................................  12

PART II - OTHER INFORMATION ..................................  13

Item 1.   Legal Proceedings ..................................  13

Item 2.   Changes in Securities and Use of Proceeds ..........  14

Item 3.   Defaults Upon Senior Securities ....................  14

Item 4.   Submission of Matters to a Vote of Security
           Holders............................................  14

Item 5.   Other Information ..................................  14

Item 6.   Exhibits and Reports on Form 8-K ...................  15

                                     PART I

                              FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                        MANTECH INTERNATIONAL CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Dollars in Thousands)

                                                      As of March 31,      As of December 31,
                                                      ---------------      ------------------
                                                            2002                   2001
                                                            ----                   ----
                                                        (unaudited)
CURRENT ASSETS:
    Cash and cash equivalents                           $    81,324            $   26,902
    Receivables - net                                       101,090                92,056
    Prepaid expenses and other                                6,280                11,937
    Assets held for sale                                     18,904                16,988
                                                        -----------            ----------

       Total current assets                                 207,598               147,883

Property and equipment - net                                  7,734                 6,615
Goodwill and other intangibles                               10,935                10,956
Investments                                                   7,735                 7,782
Employee supplemental savings plan assets                     7,624                 7,637
Other assets                                                  5,074                 5,369
                                                        -----------            ----------

TOTAL ASSETS                                            $   246,700            $  186,242
                                                        ===========            ==========

CURRENT LIABILITIES:
    Current portion of debt                             $         -            $    1,969
    Accounts payable and accrued expenses                    23,151                26,212
    Accrued salaries and related expenses                    16,553                17,499
    Deferred income taxes                                    10,888                19,161
    Billings in excess of revenue earned                      2,802                 2,656
    Liabilities held for sale                                11,682                12,764
                                                        -----------            ----------

       Total current liabilities                             65,076                80,261

Debt - net of current portion                                26,104                70,343
Deferred rent                                                   324                   327
Accrued retirement                                            9,043                 9,111
Deferred income taxes                                         7,086                 2,140
Minority interest                                                43                    41
                                                        -----------            ----------

TOTAL LIABILITIES                                           107,676               162,223
                                                        -----------            ----------

COMMITMENTS AND CONTINGENCIES

REDEEMABLE COMMON STOCK                                           -                 1,462

STOCKHOLDERS' EQUITY:
    Common stock, Class A                                       247                 1,179
    Common stock, Class B                                        15                     -
    Common stock, Class C                                         -                    21
Additional paid in capital                                  113,895                 2,468
Retained earnings                                            26,266                34,304
Accumulated other comprehensive loss                         (1,399)               (1,443)
Deferred compensation                                           640                   640
Treasury stock - at cost                                       (640)              (14,612)
                                                        -----------            ----------

       Total stockholders' equity                           139,024                22,557
                                                        -----------            ----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY              $   246,700            $  186,242
                                                        ===========            ==========

                 See notes to consolidated financial statements.

                        MANTECH INTERNATIONAL CORPORATION
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                 (Dollars in Thousands Except Per Share Amounts)

                                               Three Months  Ended March  31,
                                               ------------------------------
                                                   2002               2001
                                                   ----               ----
                                               (unaudited)        (unaudited)

REVENUES                                       $   108,134        $   105,081
COST OF SERVICES                                    88,610             86,433
                                               -----------        -----------

    GROSS PROFIT                                    19,524             18,648
                                               -----------        -----------

COSTS AND EXPENSES:
    General and administrative                      11,433             10,436
    Depreciation and amortization                      488                826
                                               -----------        -----------

       Total costs and expenses                     11,921             11,262
                                               -----------        -----------

INCOME FROM OPERATIONS                               7,603              7,386

Interest expense                                       217                807
Other income                                          (297)              (443)
                                               ------------       -----------

INCOME BEFORE PROVISION FOR INCOME
    TAXES AND MINORITY INTEREST                      7,683              7,022
Provision for income taxes                          (3,108)            (3,006)
Minority interest                                       (2)                (7)
                                               ------------       -----------

INCOME FROM CONTINUING OPERATIONS                    4,573              4,009
Loss from discontinued operations - net                  -             (2,361)
                                               -----------        -----------

NET INCOME                                     $     4,573        $     1,648
                                               ===========        ===========

BASIC EARNINGS (LOSS) PER SHARE:
    Income from continuing operations          $      0.20        $      0.22
    Loss from discontinued operations                    -              (0.13)
                                               -----------        -----------

                                               $      0.20        $      0.09
                                               ============       ===========

Weighted average common shares outstanding      22,700,345         18,558,589
                                               ===========        ===========

DILUTED EARNINGS (LOSS) PER SHARE:
    Income from continuing operations          $      0.20        $      0.22
    Loss from discontinued operations                    -              (0.13)
                                               -----------        -----------

                                               $      0.20        $      0.09
                                               ===========        ===========

Weighted average common shares outstanding      22,933,015         18,718,210
                                               ===========        ===========

                 See notes to consolidated financial statements.

                        MANTECH INTERNATIONAL CORPORATION
            CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                        (Unaudited: Dollars in Thousands)

                                                                                   Accumulated
                                                                                      Other
                                            Additional  Comprehensive             Comprehensive                           Total
                                    Common    Paid In      Income       Retained     (Loss)        Deferred   Treasury  Stockholders
                                     Stock    Capital      (Loss)       Earnings     Income      Compensation   Stock      Equity
                                     -----    -------       ----        --------  -------------  ------------   -----      ------
Balance, January 1, 2002          $ 1,200     $  2,468                  $ 34,304   $(1,443)           $640    $(14,612)   $ 22,557

Change in redemption feature
  of Class B stock                  1,462                                                                                    1,462

Retire treasury stock              (1,342)         (19)                  (12,611)                               13,972           -

Recapitalize common stock          (1,134)       1,134                                                                           -

Issuance of Class A common stock       76      110,312                                                                     110,388

Net Income                                                  $4,573         4,573                                             4,573
Other comprehensive income (loss):
  Cash flow hedge                                              229
  Translation adjustments                                     (185)
                                                             -----
   Other comprehensive income                                   44                      44                                      44
                                                             -----

  Comprehensive income                                      $4,617
                                                             =====

                                  -------     --------                  --------   -------            ----    --------    --------
Balance, March 31, 2002           $   262     $113,895                  $ 26,266   $(1,399)           $640    $   (640)   $139,024
                                  =======     ========                  ========   =======            ====    ========    ========

                 See notes to consolidated financial statements.

                        MANTECH INTERNATIONAL CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in Thousands)

                                                                                                    Three Months Ended March  31,
                                                                                                   ------------------------------
                                                                                                     2002                  2001
                                                                                                     ----                  ----
                                                                                                  (unaudited)          (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                                                                    $    4,573           $    1,648
    Adjustments to reconcile net income to net cash (used in) provided by operating activities:
    Equity in earnings of affiliates                                                                    (297)                (443)
    Loss from discontinued operations                                                                      -                2,361
    Deferred income taxes                                                                             (2,586)                 620
    Minority interest in income of consolidated subsidiaries                                               2                   15
    Loss on disposals of property and equipment                                                            6                    8
    Depreciation and amortization                                                                        864                1,315
    Change in assets and liabilities - net of effects from discontinued businesses:
       Increase in receivables                                                                       (10,106)              (2,252)
       Decrease in prepaid expenses and other                                                          4,752                4,345
       Decrease in accounts payable and accrued expenses                                              (2,871)              (2,813)
       (Decrease) increase in accrued salaries and related expenses                                     (945)               1,921
       Decrease in billings in excess of revenue earned                                                 (196)              (3,183)
       (Decrease) increase in deferred rent                                                               (3)                  95
       (Decrease) increase in accrued retirement                                                         (68)                 209
                                                                                                  ----------           ----------

         Net cash (used in) provided by operating activities of continuing operations                 (6,875)               3,846

CASH FLOWS FROM INVESTING ACTIVITIES:
    Investment in property and equipment                                                                (748)                (303)
    Proceeds from sales of property and equipment                                                          1                    -
    Proceeds from notes receivable                                                                       250                    -
    Loans receivable from GSE                                                                              -                 (550)
    Investment in capitalized software products                                                         (216)                (282)
    Dividends from investments                                                                           303                  285
                                                                                                  ----------           ----------

         Net cash used in investing activities of continuing operations                                 (410)                (850)
                                                                                                  ----------           ----------

                        MANTECH INTERNATIONAL CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in Thousands)

                                                                                             Three Months Ended March 31,
                                                                                             ----------------------------
                                                                                                2002               2001
                                                                                                ----               ----
                                                                                            (unaudited)        (unaudited)
CASH FLOWS FROM FINANCING ACTIVITIES:
    Net decrease in borrowings under lines of credit                                          (32,300)            (7,557)
    Repayment of term loan                                                                     (5,908)              (800)
    Repayment of notes payable                                                                      -             (1,000)
    Repayment of subordinated debt                                                             (8,000)                 -
    Proceeds from Common Stock issuance                                                       110,388                  -
                                                                                            ---------          ---------

       Net cash provided by (used in) financing activities of continuing operations            64,180             (9,357)
                                                                                            ---------          ---------

EFFECT OF EXCHANGE RATE CHANGES ON CASH
    AND CASH EQUIVALENTS                                                                          (22)                10
                                                                                            ---------          ---------

NET CASH USED IN DISCONTINUED OPERATIONS                                                       (2,451)            (1,488)
                                                                                            ---------          ---------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                           54,422             (7,839)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                                 26,902             29,578
                                                                                            ---------          ---------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                                    $  81,324          $  21,739
                                                                                            =========          =========

                 See notes to consolidated financial statements.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                   Three Months Ended March 31, 2002 and 2001

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

2.   Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of ManTech International Corporation have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in the annual financial statements, prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to insure that the information is not misleading.

New Accounting Pronouncements - In June 2001, the Financial Accounting Standards Board (FASB) issued Statements of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets. SFAS No. 142 requires that, upon its adoption, amortization of goodwill will cease and instead, the carrying value of goodwill will be evaluated for impairment on an annual basis. Identifiable intangible assets will continue to be amortized over their useful lives and reviewed for impairment in accordance with SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of. SFAS No. 142 will be effective for fiscal years beginning after December 15, 2001. The Company has not yet completed its analysis of this new pronouncement and the impact it will have on the consolidated financial statements.

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

In November 2001, the EITF issued Topic No. D-103, Income Statement Characterization of Reimbursements Received for "Out-of-Pocket" Expenses Incurred. EITF No. D-103 requires that companies report reimbursements received for out-of-pocket expenses incurred as revenue, rather than as a reduction of expenses. The provisions of EITF No. D-103 are effective for financial statements issued for fiscal years beginning after December 15, 2001. As the Company has historically accounted for reimbursements for out-of-pocket expenses in the manner provided for under EITF No. D-103, the adoption of the provisions of EITF No. D-103 did not have an impact on the Company's consolidated financial position or results of operation.

Reclassifications - Certain reclassifications have been made to previously reported balances to conform with the current-period presentation.

3.   Earnings Per Share

Basic earnings per share has been computed by dividing net income by the weighted average number of shares of Common Stock outstanding during each period. Shares issued during the period, including shares issued during the period ended March 31, 2002, pursuant to our initial public offering, and shares acquired during the period, if any, are weighted for the portion of the period that they were outstanding. Diluted earnings per share have been computed in a manner consistent with that of basic earnings per share while giving effect to all potentially dilutive common shares that were outstanding during each period. All share data for all periods has been updated to reflect the 16.3062-for-one stock split effected in January 2002. The weighted average number of common shares outstanding is computed as follows:

                                                   Three Months Ended March 31,
                                                   ----------------------------
                                                          2002          2001
                                                          ----          ----

Basic weighted average common shares outstanding      22,700,345     18,558,589
Effect of potential exercise of stock options            232,670        159,621
                                                      ----------     ----------

Diluted weighted average common shares outstanding    22,933,015     18,718,210
                                                      ==========     ==========

4.    Goodwill

The FASB recently issued SFAS No. 141 "Business Combinations", and SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 142 requires that goodwill no longer be amortized against earnings, but instead reviewed periodically for impairment. The Company has adopted SFAS No. 142 effective January 1, 2002, and as a result, amortization of goodwill was discontinued. Goodwill amortization for the three months ended March 31, 2001, was $288,000. Net income and fully diluted earnings per share for the three months ended March 31, 2001, assuming goodwill was not amortized during this period would have been $1,918,000 and $0.10, respectively.

5.    Business Segment and Geographic Area Information

The Company operates as one segment, delivering a broad array of information technology and technical services solutions under contracts with the U.S. Government, state and local governments, and commercial customers. The company's federal government customers typically exercise independent contracting authority, and even offices or divisions within an agency or department may directly, or through a prime contractor, use the company's services as a separate customer so long as that customer has independent decision-making and contracting authority within its organization. No single customer accounted for 10% or more of the Company's accounts receivable or revenues as of or for the periods ended March 31, 2002 and 2001. In addition, there were no sales to any customers within a single country except for the United States where the sales accounted for 10% or more of total revenue. The company treats sales to U.S. Government customers as sales within the United States regardless of where the services are performed. Substantially all assets of continuing operations were held in the United States for the periods ended March 31, 2002 and 2001. Revenues by geographic customer and the related percentages of total revenues for the periods ended March 31, 2002 and 2001, were as follows (in thousands):

                                                   Three Months Ended March 31,
                                                   ----------------------------
                                                          2002          2001
                                                          ----          ----

United States                                         $  106,864      $ 103,246
International                                              1,270          1,835
                                                      ----------      ---------

                                                       $ 108,134      $ 105,081
                                                      ==========      =========

United States                                               98.8%          98.3%
International                                                1.2            1.7
                                                      ----------      ----------

                                                           100.0%         100.0%
                                                      ==========      ==========

6.    Revenues and Receivables

The Company delivers a broad array of information technology and technical services solutions under contracts with the U.S. Government, state and local governments, and commercial customers. Revenues from the U.S. Government under prime contracts and subcontracts, as compared to total contract revenues, were approximately 96.6% and 95.1% for the periods ended March 31, 2002 and 2001, respectively. The components of contract receivables are as follows (in thousands):

                                                                            As of March 31,    December 31,
                                                                            ---------------    ------------
                                                                                   2002             2001
                                                                                   ----             ----
Billed receivables                                                           $    74,209         $  70,291
Unbilled receivables:
    Amounts currently billable                                                    21,040            14,706
    Revenues recorded in excess of estimated contract value or funding             2,190             2,548
    Retainage                                                                      1,805             1,988
    Indirect costs incurred in excess of provisional billing rates                 3,656             4,133
Allowance for doubtful accounts                                                   (1,810)           (1,610)
                                                                             -----------         ---------

                                                                              $  101,090         $  92,056
                                                                             ===========         =========

7.      Recent Events

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

Initial Public Offering

The Company successfully closed its Initial Public Offering on February 12, 2002. Net proceeds to the Company were approximately $110.4 million, after deducting the estimated expenses related to the offering and the portion of the underwriting discount payable by the Company. Proceeds from the offering were used to repay subordinated debt of $8.0 million, the balance of the term loan of $5.9 million and $17.7 million of the revolving credit facility, plus accrued interest. The balance of the net proceeds of the offering (together with cash on hand, additional borrowings and capital stock) will be used to fund all or a portion of the costs of any acquisitions of complementary businesses we determine to pursue in the future, although there are no assurances that the Company will be able to successfully consummate any such acquisitions. To the extent that the Company cannot pursue or consummate any acquisitions, any remaining net proceeds will be used for working capital and general corporate purposes.

8.      Discontinued Operations

ManTech's discontinued operations include three foreign and two domestic commercial businesses. As of April 30, 2002, the negotiations for the sale of the U.S.-based environmental consulting business, the China-based consulting business and the U.S.-based application hosting business have concluded, with no significant surplus or detriment, compared to projected losses, expected for the disposition of those three business lines. The remaining two dispositions are the United Kingdom-based bank remittance processing business and the Australia-based software solutions consulting business. For the UK-based operation, a potential buyer is carrying out due diligence, and the company expects to complete a transaction before June 30, 2002. For the Australian operation, ManTech expects to complete a transaction during the third quarter of 2002, a delay from the original guidance due to a deteriorating market for the sale of commercial technology businesses in Australia. Although the company has adjusted the estimated closing date, no additional charges are anticipated to discontinued operations at this time.

                                   * * * * * *

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read together with the consolidated financial statements and the notes to those statements. This discussion contains forward-looking statements that involve risks and uncertainties. The factors that could cause actual results to differ materially from those anticipated include, but are not limited to the following: failure of government customers to exercise options under contracts, funding decisions of U.S. Government projects; government contract procurement (such as bid protest) and termination risks; competitive factors such as pricing pressures and/or competition to hire and retain employees; material changes in laws or regulations applicable to the company's businesses and other risk factors discussed in the company's Registration Statement on Form S-1, filed with the SEC on February 7, 2002 and the company's annual report on Form 10-K, filed with the SEC on April 1, 2002. Our statements in this report are made as of May 15, 2002, and the Company undertakes no obligation to update any of the forward looking statements made herein, whether as a result of new information, future events, changes in expectations or otherwise. This discussion addresses only our continuing operations. For more information on our discontinued operations, please see note 8 to our condensed consolidated financial statements.

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

A substantial portion of our revenues are derived from contracts with the federal government. For the periods ended March 31, 2002 and 2001, 96.6% and 95.1%, respectively, of our revenues were derived, either as a prime or a subcontractor, from contracts with the federal government. For the periods ended March 31, 2002 and 2001, we derived 85.8% and 83.4%, respectively, of our revenues from contracts with our customers in the intelligence community and Department of Defense.

Our revenues consist primarily of payments for the work of our employees and, to a lesser extent, the pass-through of costs for material and subcontract efforts under contracts with our customers. We enter into three types of federal government contracts: cost-plus, time-and-materials and fixed-price. Under cost-plus contracts, we are reimbursed for allowable costs and paid a fee, which may be fixed or performance-based. Under time-and-materials contracts, we are reimbursed for labor at negotiated hourly billing rates and for certain expenses. We assume financial risk on time-and-material contracts because we assume the risk of performing those contracts at negotiated hourly rates. Under fixed-price contracts, we perform specific tasks for a fixed price. Compared to cost-plus contracts, fixed-price contracts generally offer higher margin opportunities but involve greater financial risk because we bear the impact of cost overruns and receive the benefit of cost savings. For the period ended March 31, 2002, we derived approximately 36.0%, 40.4% and 23.6% of our revenues from cost-plus, time-and-materials and fixed-price contracts, respectively.

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

The following table sets forth, for each period indicated, the percentage of our revenues derived from each of our major types of customers.

                                                    Three Months Ended March 31,
                                                    ----------------------------
                                                           2002         2001
                                                           ----         ----

Intelligence / Department of Defense                       85.8%         83.4%
Federal Civilian Agencies                                  10.8          11.7
Commercial / State / Local                                  3.4           4.9
                                                          -----         -----

Total                                                     100.0%        100.0%
                                                          ------        ------


Three Months Ended March 31, 2002 Compared to the Period Ended March 31, 2001

Revenues. Revenues increased 2.9% to $108.1 million for the period ended March 31, 2002, compared to $105.1 million for 2001. This increase is attributable primarily to additional work under contracts that were in existence during the prior year, and the new CECOM contract. Additional work from the Department of State and the Army for secure systems and infrastructure solutions, contributed significantly to the increased revenues. We derived approximately 39.9% of our revenues for the period ended March 31, 2002 from work under GSA schedule contracts, compared with approximately 28.9% for 2001.

Cost of services. Cost of services increased 2.5% to $88.6 million for the period ended March 31, 2002, compared to $86.4 million for 2001. As a percentage of revenues, cost of services decreased from 82.3% to 81.9%. Direct labor costs increased by 13.0%, while other direct costs decreased by 9.1% over 2001. Material and subcontract costs decreased to $34.0 million for the period ended March 31, 2002, compared to $37.5 million for 2001. The decrease in material costs is primarily in our ATE information technology work.

Gross profit. Gross profit increased 4.7% to $19.5 million for the period ended March 31, 2002, compared to $18.6 million for 2001. Gross profit margin increased to 18.1% for the period ended March 31, 2002, compared to 17.7% for 2001. The increase resulted from higher margins on new secure systems and infrastructure and information technology tasks, in conjunction with our improved realization of cost efficiencies, as a greater percentage of our work is performed under GSA schedule contracts.

General and administrative. General and administrative expenses increased 9.6% to $11.4 million for the period ended March 31, 2002, compared to $10.4 million for 2001 for additional management personnel and infrastructure to support the growth of our business. As a percentage of revenues, general and administrative expenses increased 0.7% over the comparable period during the prior year as a result of infrastructure growth and non-recurring costs related to the initial public offering.

Depreciation and amortization. Depreciation and amortization expense has decreased 40.9% for the period ended March 31, 2002 compared to the prior year. Depreciation expense has remained relatively constant but amortization is significantly reduced as a result of our adoption of SFAS No. 142, which discontinues the amortization of acquired goodwill.

Income from operations. Income from operations increased 2.9% to $7.6 million for the period ended March 31, 2002, compared with $7.4 million for 2001. The increase was primarily a result of the increase in revenues relative to the cost of services discussed above.

Income from continuing operations. Income from continuing operations increased 14.1% to $4.6 million for the period ended March 31, 2002, compared to $4.0 million for 2001. The increase resulted from higher operating income, reduced interest expense and a lower effective tax rate. Net interest expense for 2002 decreased by 73.1% from the period ended March 31, 2001 as a result of debt reduction and investment of our IPO proceeds. Our effective tax rate for the period ended March 31, 2002 was 40.5%, compared to 42.8% for 2001, due primarily to the elimination of non-deductible goodwill amortization in current earnings.

Liquidity and Capital Resources

Our primary source of liquidity has been cash provided by operations and our revolving credit and term-loan facility. Proceeds from our initial public offering also provide a source of liquidity. We fund our operations primarily through cash provided by operating activities. Cash used in operating activities of continuing operations was $6.9 million for the period ended March 31, 2002, a decrease of $10.7 million from the prior year. The primary reason for this decrease was increased contract receivables and decreased salary related accruals and tax accruals offset by an increase in income from continuing operations, less of a decrease in billings in excess of revenue earned than the comparative period, and decreases in prepaid and other assets.

Cash used in investing activities of continuing operations was $0.4 million for the period ended March 31, 2002, compared to $0.9 million for the prior year. Investment activities in 2002 included purchase of property and equipment and investments in intellectual property.

Cash provided by financing activities of continuing operations was $64.2 million for the period ended March 31, 2002, compared to cash used of $9.4 million for the period ended March 31, 2001. The net cash provided during 2002 is primarily the result of the net proceeds of our initial public offering, less amounts used to repay debt.

On December 17, 2001, we executed a new Business Loan and Security Agreement with Citizens Bank of Pennsylvania, PNC Bank N.A., Branch Banking and Trust Company of Virginia, and Chevy Chase Bank, F.S.B. to refinance and replace our prior agreement. The new agreement provides for a $65.0 million revolving credit facility and a $6.4 million term loan. Under the term loan portion of the new agreement, the principal balance was payable in consecutive quarterly installments of $0.5 million on the last business day of each quarter commencing with the last business day of December 2001. The maturity date of the new agreement is December 31, 2004. Borrowings under the new agreement are collateralized by our eligible contract receivables, inventory, all of our stock in our subsidiaries and certain property and equipment and bear interest at the London Interbank Offering Rate (LIBOR), or the lender's prime rate, plus market-rate spreads that are determined based on a company leverage ratio calculation. The LIBOR spreads may range from 1.75% to 2.75% and the prime rate spreads may range from 0.50% to 1.50%. The term loan balance and accrued interest and all but $25 million of the revolving credit facility were repaid during the period. At March 31, 2002, we had $25.0 million in borrowings outstanding under the agreement.

In January 1998, we executed a seven-year Subordinated Credit Agreement with First Source Financial LLP for $8.0 million to finance the redemption of preferred stock. The principal balance was payable in eight consecutive quarterly installments of $0.9 million on the first business day of each quarter commencing with the first business day of January 2003. A ninth and final payment was due on the last day of December 2004. The balance and accrued interest of this credit facility was repaid during the period.

We believe the capital resources available to us under our credit agreements and cash from our operations are adequate to fund our ongoing operations and to support the internal growth we expect to achieve for at least the next 12 months. We anticipate financing our external growth from acquisitions as well as our longer-term internal growth through one or a combination of the following: cash from operations; additional borrowing; proceeds from our initial public offering and additional issuances of equity; use of the existing revolving debt facility; or a refinancing of our credit facilities.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market risk for changes in interest rates relates primarily to the Company's existing credit facility. During the three months ended March 31, 2002, the Company had paid all but $25.0 million in borrowings outstanding under the agreement. A hypothetical 10% increase in interest rates would have increased our three month interest expense by less than $0.1 million.

In November 2000, we entered into an interest swap agreement in order to reduce our exposure associated with the market volatility of interest rates. This agreement has a notional amount of $25.0 million and, as of March 31, 2002, had a rate of 6.83%. The value of the swap at March 31, 2002 was a negative
$1.7 million.

The Company does not use derivative financial instruments for speculative or trading purposes. The Company invests its excess cash in short-term, investment grade, interest-bearing securities.

Our investments are made in accordance with an investment policy approved by the Board of Directors. Under this policy, no investment securities can have maturities exceeding one year and the average maturity of the portfolio can not exceed 90 days.

                                     PART II

ITEM 1.    LEGAL PROCEEDINGS

The company is subject to certain litigation and administrative proceedings discussed in the company's annual report on Form 10-K, filed with the SEC on April 1, 2002, and other legal proceedings, claims and disputes which arise in the ordinary course of our business. Like most large government defense contractors, our contract costs are audited and reviewed on a continual basis by an in-house staff of auditors from the Defense Contract Auditing Agency. In addition to these routine audits, we are subject from time to time to audits and investigations by other agencies of the federal government. These audits and investigations are conducted to determine if our performance and administration of our government contracts is compliant with contractual requirements and applicable federal statutes and regulations. An audit or investigation may result in a finding that our performance and administration is compliant or, alternatively, may result in the government initiating proceedings against us or our employees, including administrative proceedings seeking repayment of monies, suspension and/or debarment from doing business with the federal government or a particular agency, or civil or criminal proceedings seeking penalties and/or fines. Audits and investigations conducted by the federal government frequently span several years. Other than routine audits of the company's contracts, the company is not aware of any other government audits or investigations except as set forth in the company's annual report on Form 10-K, filed with the SEC on April 1, 2002, and as set forth below.

Although the company cannot predict the outcomes of any litigation or administrative proceedings, based on the information now available to it, and except as discussed in the company's annual report on Form 10-K, filed with the SEC on April 1, 2002, it does not believe that the ultimate resolution of these matters, either individually or in the aggregate, will have a material adverse effect on the business, prospects, financial condition or operating results of the company.

On July 29, 1999, Thomas Harris Corporation filed suit in state court in Rockwall County, Texas, against the company's environmental remediation subsidiary (which is among the businesses included in discontinued operations) and subcontractors to that subsidiary, alleging that the company's subsidiary or its subcontractors caused soil and groundwater contamination by improperly disposing of dry cleaning solvents, and seeking an unspecified amount of actual, consequential and punitive damages. The company vigorously disputes and denies these allegations. Trial in this case was set for April 22, 2002 and postponed pending settlement negotiations between the parties. While the ultimate outcome of litigation cannot be assured, if and to the extent that the damages alleged by the plaintiffs are ultimately determined to be the company's responsibility, or the parties reach a settlement, the Company believes that it will be able to recover a portion of the amount from its professional liability insurance, including attorneys' fees, and that any amounts that it bears will not have a material adverse effect the business, prospects, financial condition, cash flow or operating results of the company.

The Company was subject to an investigation by the Inspector General of the Department of State regarding its allocation of costs to a contract with the Department of State. The investigation was closed during the first quarter of 2002 without any adverse action against the company.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

On February 6, 2002, our first registration statement, filed on Form S-1 (File No. 333-73946) under the Securities Act of 1933, relating to our initial public offering of Class A Common Stock, was declared effective, and on February 7, 2002, our registration statement filed under Rule 462(b) (File No. 333-82310) was declared effective. Under these registration statements, we registered a total of 7,200,000 shares of our Class A common stock, of which 6,866,667 shares were sold by us, and 333,333 shares were sold by the selling stockholder, who is our Chairman of the Board of Directors, Chief Executive Officer and President, and a 10% or greater stockholder. All such shares were sold at $16.00 per share on February 7, 2002. The managing underwriters for the offering were Jefferies & Company, Inc., Legg Mason Wood Walker, Incorporated and BB&T Capital Markets. Pursuant to the terms of the underwriting agreement described in the registration statements, the underwriters were entitled to elect, not later than March 9, 2002, to sell up to 1,080,000 additional shares of our Class A common stock, of which 696,487 shares were to be sold by us, and 383,513 shares were to be sold by the selling stockholder if the underwriters elected to sell all the additional shares. On February 12, 2002, the underwriters elected to sell an additional 1,080,000 shares, resulting in an aggregate offering price of $132,480,000, of which $121,010,464 pertained to shares sold by us and the remaining $11,469,536 pertained to shares sold by the selling stockholder. The total underwriting discount was approximately $9.3 million, of which the company paid $8.5 million, and we incurred other expenses (including filing, legal and accounting fees) of approximately $2.5 million, none of which were paid to our directors or officers or their affiliates or to persons owning 10% or more of any class of our common stock or that of our affiliates. Our net proceeds from the offering were approximately $110.4 million. Proceeds from the offering were used to repay the principal and accrued interest outstanding under our term loan and under our subordinated debt and to pay off all but $25.0 million of principal owing under our revolving credit facility. The principal and accrued interest under our term loan was $6.0 million, principal and accrued interest under our subordinated debt was $8.1 million, and the principal repayment under our revolving credit facility was $17.7 million.

We intend to use the remainder of the net proceeds of the offering (together with cash on hand, additional borrowings and capital stock) to fund all or a portion of the costs of any acquisitions of complementary businesses we determine to pursue in the future, although there are no assurances that we will be able to successfully identify or consummate any such acquisitions. To the extent that we do not pursue or consummate any acquisitions, any remaining net proceeds to us will be used for working capital and general corporate purposes. We have no present commitments, agreements or understandings to acquire any business. We have invested the net proceeds of this offering in short-term, investment grade, interest-bearing securities.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.  OTHER INFORMATION

Forward Looking Statements

This quarterly report contains forward-looking statements that involve substantial risks and uncertainties. You can identify these statements by forward-looking words such as "may," "will," "expect," "intend," "anticipate," "believe," "estimate," "continue" and other similar words. You should read statements that contain these words carefully because they discuss our future expectations, make projections of our future results of operations or financial condition or state other "forward-looking" information. We believe that it is important to communicate our future expectations to our investors. However, there may be events in the future that we are not able to accurately predict or control. The factors that could cause actual results to differ materially from those anticipated include, but are not limited to the following: failure of government customers to exercise options under contracts, funding decisions of U.S. Government projects; government contract procurement (such as bid protest) and termination risks; competitive factors such as pricing pressures and/or competition to hire and retain employees; material changes in laws or regulations applicable to the company's businesses and other risk factors discussed in the company's Registration Statement on Form S-1, filed with the SEC on February 7, 2002, the company's annual report on Form 10-K, filed with the SEC on April 1, 2002, the risks discussed in the section captioned "Management's Discussion and Analysis of Financial Condition and Results of Operations" of this report, as well as any other cautionary language found elsewhere in this quarterly report. Our statements in this report are made as of May 15, 2002, and the Company undertakes no obligation to update any of the forward looking statements made herein, whether as a result of new information, future events, changes in expectations or otherwise.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(A)  EXHIBITS

EXHIBIT
  NO.                                   DESCRIPTION
  --                                    -----------

    2.1 Form of Plan of Merger by and between ManTech International Corporation, a New Jersey corporation, and ManTech International Corporation, a Delaware corporation, incorporated herein by reference from Registrant's Registration Statement on Form S-1 (File No. 333-73946), as filed with the Commission on November 23, 2001, as amended.

    3.1 Second Amended and Restated Certificate of Incorporation of the Registrant as filed with the Secretary of State of the State of Delaware on January 30, 2002, incorporated herein by reference from Registrant's Registration Statement on Form S-1 (File No. 333-73946), as filed with the Commission on November 23, 2001, as amended.

    3.2 Amended and Restated Bylaws of the Registrant, incorporated herein by reference from Registrant's Registration Statement on Form S-1 (File No. 333-73946), as filed with the Commission on November 23, 2001, as amended.

   10.1 Retention Agreement, effective as of January 1, 2002, between John A. Moore, Jr. and ManTech International Corporation, incorporated herein by reference from Registrant's Registration Statement on Form S-1 (File No. 333-73946), as filed with the Commission on November 23, 2001, as amended.

   10.2 Form of Confidentiality, Non-competition and Non-solicitation Agreement, effective as of the closing of this offering, between specified executive officers and ManTech International Corporation, incorporated herein by reference from Registrant's Registration Statement on Form S-1 (File No. 333-73946), as filed with the Commission on November 23, 2001, as amended.

   10.3 Management Incentive Plan of ManTech International Corporation, incorporated herein by reference from Registrant's Registration Statement on Form S-1 (File No. 333-73946), as filed with the Commission on November 23, 2001, as amended.

    10.4  Retention Agreement, effective as of January 1, 2002, between George
          J. Pedersen and ManTech International Corporation, incorporated herein by reference from Registrant's Registration Statement on Form S-1 (File No. 333-73946), as filed with the Commission on November 23, 2001, as amended.

    10.5  Form of Term Sheet for ManTech International Corporation
          Management Incentive Plan Non-Qualified Stock Option, and Standard Terms and Conditions for Non-Qualified Stock Options, incorporated herein by reference from Registrant's Registration Statement on Form S-1 (File No. 333-73946), as filed with the Commission on November 23, 2001, as amended.

    10.6 Form of Term Sheet for ManTech International Corporation Management Incentive Plan Incentive Stock Option, and Standard Terms and Conditions for Incentive Stock Options, incorporated herein by reference from Registrant's Registration Statement on Form S-1 (File No. 333-73946), as filed with the Commission on November 23, 2001, as amended.


          (B) REPORTS ON FORM 8-K

              None.

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant certifies that it has reasonable grounds to believe that it meets all of the requirements for filing on Form 10-Q and has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Fairfax in the Commonwealth of Virginia, on this 15 day of May, 2002.

                        MANTECH INTERNATIONAL CORPORATION

                                 By: /s/ George J. Pedersen
                                 --------------------------

                                 Name:   George J. Pedersen
                                 Title:  Chairman of the Board of Directors,
                                         Chief Executive Officer and President



  Name and Signature                         Title                            Date
  ------------------                         -----                            ----
/s/ George J. Pedersen

                                  Chairman of the Board of Directors,       May 15, 2002
George J. Pedersen                Chief Executive Officer and President
                                  (Principal Executive Officer)
/s/ John A. Moore, Jr.
                                  Executive Vice President, Chief           May 15, 2002
John A. Moore, Jr.                Financial Officer, Treasurer and
                                  Director
                                  (Principal Financial Officer and
                                  Principal Accounting Officer)

/s/ Walter W. Vaughan

                                  Director                                  May 15, 2002
Walter W. Vaughan

/s/ Michael D. Golden

                                  Director                                  May 15, 2002
Michael D. Golden

/s/ Stephen W. Porter

                                  Director                                  May 15, 2002
Stephen W. Porter

/s/ Walter R. Fatzinger, Jr.
                                  Director                                  May 15, 2002
Walter R. Fatzinger, Jr.

/s/ Richard J. Kerr

                                  Director                                  May 15, 2002
Richard J. Kerr