Form 10-Q
period 2002-06-30
MANTECH INTERNATIONAL CORP
filed 2002-08-14
CIK 892537

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                       For the quarter ended June 30, 2002

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X ] Yes [_] No

The aggregate market value of the voting stock held by non-affiliates of the
                 Registrant as of July 31, 2002, was approximately $178,866,730.

Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of July 31, 2002: ManTech International Corp. Class A Common Stock, $0.01 par value, 9,377,652 shares; ManTech International Corp. Class B Common Stock, $0.01 par value, 17,131,004 shares.

                        ManTech International Corporation

                                      INDEX

                                                                                                          Page No.
PART I -  FINANCIAL INFORMATION ........................................................................      3

Item 1.   Condensed Consolidated Financial Statements and Notes ........................................      3

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations ........      12

Item 3.   Quantitative and Qualitative Disclosures About Market Risk ...................................      15

PART II - OTHER INFORMATION ............................................................................      15

Item 1.   Legal Proceedings ............................................................................      15

Item 2.   Changes In Securities and Use of Proceeds ....................................................      16

Item 3.   Defaults Upon Senior Securities ..............................................................      16

Item 4.   Submission of Matters to a Vote of Securities Holders ........................................      16

Item 5.   Other Information ............................................................................      16

Item 6.   Exhibits and Reports on Form 8-K .............................................................      18

                                     PART I

                              FINANCIAL INFORMATION

ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AND NOTES

                        MANTECH INTERNATIONAL CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Dollars in Thousands)

                                                    June 30,         December 31
                                                      2002              2001
                                                      ----              ----
                                                   (unaudited)
CURRENT ASSETS:
    Cash and cash equivalents                   $    84,916        $   26,902
    Receivables - net                               102,440            92,056
    Prepaid expenses and other                        7,732            11,937
    Assets held for sale                             19,590            16,988
                                                -----------        ----------

    Total current assets                            214,678           147,883

Property and equipment - net                          7,933             6,615
Goodwill                                              7,871             7,928
Other intangibles                                     2,824             3,028
Investments                                           7,983             7,782
Employee supplemental savings plan assets             8,266             7,637
Other assets                                          5,360             5,369
                                                -----------        ----------

TOTAL ASSETS                                      $ 254,895        $  186,242
                                                ===========        ==========

CURRENT LIABILITIES:
    Current portion of debt                     $         -        $    1,969
    Accounts payable and accrued expenses            23,936            26,212
    Accrued salaries and related expenses            17,967            17,499
    Deferred income taxes                             8,309            19,161
    Billings in excess of revenue earned              2,962             2,656
    Liabilities held for sale                        12,510            12,764
                                                -----------        ----------

    Total current liabilities                        65,684            80,261

Debt - net of current portion                        26,104            70,343
Deferred rent                                           276               327
Accrued retirement                                    9,650             9,111
Deferred income taxes                                 9,626             2,140
Minority interest                                        44                41
                                                -----------        ----------

TOTAL LIABILITIES                                   111,384           162,223
                                                -----------        ----------

COMMITMENTS AND CONTINGENCIES

REDEEMABLE COMMON STOCK                                   -             1,462

STOCKHOLDERS' EQUITY:
    Common stock, Class A                               249             1,179
    Common stock, Class B                                15                 -
    Common stock, Class C                                 -                21
Additional paid in capital                          113,930             2,468
Retained earnings                                    31,126            34,304
Accumulated other comprehensive loss                 (1,809)           (1,443)
Deferred compensation                                   640               640
Treasury stock - at cost                               (640)          (14,612)
                                                ------------       -----------

    Total stockholders' equity                      143,511            22,557
                                                -----------        ----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY      $   254,895        $  186,242
                                                ===========        ==========

            See notes to condensed consolidated financial statements.

                        MANTECH INTERNATIONAL CORPORATION
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                 (Dollars in Thousands Except Per Share Amounts)

                                                         Three months ended              Six months ended
                                                              June 30,                       June 30,
                                                              --------                       --------
                                                          2002            2001            2002         2001
                                                          ----            ----            ----         ----
                                                       (unaudited)     (unaudited)     (unaudited)  (unaudited)
REVENUES                                             $   119,168     $   105,627    $   227,302  $   210,708
COST OF SERVICES                                          97,280          86,623        185,890      173,056
                                                     -----------     -----------    -----------  -----------

    GROSS PROFIT                                          21,888          19,004         41,412       37,652
                                                     -----------     -----------    -----------  -----------

COSTS AND EXPENSES:
    General and administrative                            12,057          11,258         23,490       21,694
    Depreciation and amortization                            516             827          1,004        1,653
                                                     -----------     -----------    -----------  -----------

       Total costs and expenses                           12,573          12,085         24,494       23,347
                                                     -----------     -----------    -----------  -----------

INCOME FROM OPERATIONS                                     9,315           6,919         16,918       14,305

Interest expense (income)                                    (14)            771            203        1,578
Other income                                                (225)           (749)          (522)      (1,192)
                                                     -----------     ------------    ----------- -----------

INCOME BEFORE PROVISION FOR INCOME
    TAXES AND MINORITY INTEREST                            9,554           6,897         17,237       13,919
Provision for income taxes                                (3,896)         (2,953)        (7,004)      (5,959)
Minority interest                                             (1)             (7)            (3)         (14)
                                                     -----------     -----------    -----------  -----------

INCOME FROM CONTINUING OPERATIONS                          5,657           3,937         10,230        7,946
Loss from discontinued operations - net                     (795)         (1,907)          (795)      (4,268)
                                                     -----------     ------------   ------------ -----------

NET INCOME                                           $     4,862     $     2,030    $     9,435  $     3,678
                                                     ===========     ===========    ===========  ===========

BASIC EARNINGS (LOSS) PER SHARE:
    Income from continuing operations                $      0.21     $      0.21    $      0.42  $      0.43
    Loss from discontinued operations                      (0.03)          (0.10)         (0.03) $     (0.23)
                                                     -----------     ------------   ------------ -----------

                                                     $      0.18     $      0.11    $      0.39  $      0.20
                                                     ===========     ===========    ============ ===========

Weighted average common shares outstanding            26,373,719      18,558,589     24,553,641   18,558,589
                                                     ===========      ==========    ===========  ===========

DILUTED EARNINGS (LOSS) PER SHARE:
    Income from continuing operations                $      0.21     $      0.21    $      0.41  $      0.42
    Loss from discontinued operations                      (0.03)          (0.10)         (0.03)       (0.22)
                                                     -------------   -----------    -----------  -----------

                                                     $      0.18     $      0.11    $      0.38  $      0.20
                                                     ===========     ===========    ===========  ===========

Weighted average common shares outstanding            26,697,911      18,718,210     24,838,112   18,718,210
                                                     ===========     ===========    ===========  ===========

            See notes to condensed consolidated financial statements.

                        MANTECH INTERNATIONAL CORPORATION
            CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
                             (Dollars in Thousands)

                                         Three months ended              Six months ended
                                              June 30,                       June 30,
                                              --------                       --------
                                          2002            2001            2002         2001
                                          ----            ----            ----         ----
                                       (unaudited)     (unaudited)     (unaudited)  (unaudited)
Net Income                              $  4,862        $  2,030       $  9,435     $  3,678
Other Comprehensive income (loss):
    Cash flow hedge                         (380)              -           (151)        (422)
    Translation adjustments                  (30)            (75)          (215)         (92)
                                        --------        ---------      --------     --------
       Other comprehensive income           (410)            (75)          (366)        (514)
                                        --------        --------       --------     --------

Comprehensive income                    $  4,452        $  1,955       $  9,069     $  3,164
                                        ========        ========       ========     ========

            See notes to condensed consolidated financial statements.

                        MANTECH INTERNATIONAL CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in Thousands)

                                                                                        Six months ended
                                                                                            June 30,
                                                                                   2002               2001
                                                                                   ----               ----
                                                                                (unaudited)        (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                                                $    9,435      $       3,678
    Adjustments to reconcile net income to net cash
       (used in) provided by operating activities:
    Equity in earnings of affiliates                                                (483)              (676)
    Loss from discontinued operations                                                795              4,268
    Deferred income taxes                                                         (2,995)             2,389
    Minority interest in income of consolidated subsidiaries                           3                 18
    Loss on disposals of property and equipment                                        8                 81
    Depreciation and amortization                                                  1,749              2,640
    Change in assets and liabilities - net of effects from
       discontinued businesses:
       Increase in receivables                                                   (11,786)            (8,528)
       Decrease in prepaid expenses and other                                      2,374              1,690
       Decrease in accounts payable and accrued expenses                          (2,439)               (19)
       Increase in accrued salaries and
          related expenses                                                           467              2,388
       Increase/(decrease)in billings in excess of revenue earned                    306             (2,980)
       (Decrease) increase in deferred rent                                          (51)               180
       Increase in accrued retirement                                                540                 65
                                                                              ----------      -------------

       Net cash (used in) provided by operating activities of
           continuing operations                                                  (2,077)             5,194

CASH FLOWS FROM INVESTING ACTIVITIES:
    Investment in property and equipment                                          (1,510)              (978)
    Proceeds from sales of property and equipment                                      2                  -
    Proceeds from notes receivable                                                   250                  -
    Loans receivable from GSE                                                          -             (3,350)
    Investment in capitalized software products                                     (322)              (600)
    Proceeds from disposal of Commercial Environmental Business                       23                  -
    Dividends from investments                                                       361                285
                                                                              ----------      -------------

       Net cash used in investing activities of
         continuing operations                                                    (1,196)            (4,643)
                                                                              ----------      -------------

                        MANTECH INTERNATIONAL CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in Thousands)

                                                                         Six months ended
                                                                             June 30,
                                                                    2002            2001
                                                                    ----            ----
CASH FLOWS FROM FINANCING ACTIVITIES:
    Net decrease in borrowings under lines of credit              (32,300)         (6,009)
    Repayment of term loan                                         (5,908)         (1,600)
    Repayment of notes payable                                          -          (1,000)
    Repayment of subordinated debt                                 (8,000)              -
    Proceeds from Common Stock issuance, net                      110,157               -
    Proceeds from Stock Option exercise                               268               -
                                                             ------------       ---------

       Net cash provided by (used in) financing activities
         of continuing operations                                  64,217          (8,609)
                                                             ------------       ---------


EFFECT OF EXCHANGE RATE CHANGES ON CASH
    AND CASH EQUIVALENTS                                             (135)             36
                                                             -------------      ---------

NET CASH USED IN DISCONTINUED OPERATIONS                           (2,795)         (8,875)
                                                             -------------      ----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS               58,014         (16,897)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                     26,902          29,578
                                                             ------------       ---------

CASH AND CASH EQUIVALENTS, END OF PERIOD                     $     84,916       $  12,681
                                                             ============       =========

            See notes to condensed consolidated financial statements.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
             Three Months and Six Months Ended June 30, 2002 and 2001

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

New Accounting Pronouncements - In July 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations. SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred, if a reasonable estimate of fair value can be made. The associated asset retirement cost would be capitalized as part of the carrying amount of the long-lived asset. SFAS No. 143 will be effective for fiscal years beginning after June 15, 2002. The adoption of this new pronouncement has no impact on the consolidated financial statements.

In October 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which replaces SFAS No. 121. SFAS No. 144 requires that long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. SFAS No. 144 also broadens the reporting of discontinued operations to include all components of an entity with operations that can be distinguished from the rest of the entity and that will be eliminated from the ongoing operations of the entity in a disposal transaction. The provisions of SFAS No. 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001. The adoption of this new pronouncement has no impact on the consolidated financial statements.

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

In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections". Among other things, SFAS 145 rescinds both SFAS 4, "Reporting Gains and Losses from Extinguishment of Debt," and the amendment to SFAS 4, SFAS 64, "Extinguishments of Debt Made to Satisfy Sinking Fund Requirements". Through this rescission, SFAS 145 eliminates the requirement that gains and losses from the extinguishment of debt be aggregated and, if material, classified as an extraordinary item, net of the related income tax effect. Generally, SFAS 145 is effective for transactions occurring after May 15, 2002. The Company does not believe SFAS 145 will have a material impact on its future earnings or financial position.

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs of Exit or Disposal Activities". SFAS No. 146 nullifies Emerging Issues Task Force Issue No. 94-3 "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)". This statement requires that an exit or disposal activity related cost be recognized when the liability is incurred instead of when an entity commits to an exit plan. The provisions of SFAS No. 146 are effective for financial transactions initiated after December 31, 2002. The Company does not believe SFAS 146 will have a material impact on its future earnings or financial position.

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

                                                         Three months ended              Six months ended
                                                              June 30,                       June 30,
                                                              --------                       --------
                                                          2002            2001            2002         2001
                                                          ----            ----            ----         ----
Basic weighted average common shares outstanding      26,373,719      18,558,589     24,553,641   18,558,589
Effect of potential exercise of stock options            324,192         159,621        284,471      159,621
                                                      ----------      ----------     ----------   ----------

Diluted weighted average common shares outstanding    26,697,911      18,718,210     24,838,112   18,718,210
                                                      ==========      ==========     ==========   ==========

4.         Goodwill

Effective January 1, 2002, the Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS 142 requires, among other things, the discontinuance of goodwill amortization. In addition, SFAS 142 requires the Company to complete a transitional goodwill impairment test within six months from the date of adoption. In accordance with the standard, the Company completed the transitional goodwill impairment test and determined a $57,000 goodwill impairment charge was required. Under SFAS 142, goodwill is to be reviewed at least annually thereafter for impairment; the Company has elected to perform this review annually at the beginning of each calendar year. Goodwill amortization for the three months and the six months ended June 30, 2001, was $287,000 and $575,000, respectively. Net income and fully diluted earnings per share for the six months ended June 30, 2001, assuming goodwill was not amortized during this period would have been $4,204,000 and $0.22, respectively.

5.         Business Segment and Geographic Area Information

The Company operates as one segment, delivering a broad array of information technology and technical services solutions under contracts with the U.S. Government, state and local governments, and commercial customers. The Company's federal government customers typically exercise independent contracting authority, and even offices or divisions within an agency or department may directly, or through a prime contractor, use the Company's services as a separate customer so long as that customer has independent decision-making and contracting authority within its organization. No single customer accounted for 10% or more of the Company's accounts receivable or revenues as of or for the periods ended June 30, 2002 and 2001. In addition, there were no sales to any customers within a single country except for the United States where the sales accounted for 10% or more of total revenue. The Company treats sales to U.S. Government customers as sales within the United States regardless of where the services are performed. Substantially all assets of continuing operations were held in the United States for the periods ended June 30, 2002 and 2001. Revenues by geographic customer and the related percentages of total revenues for the periods ended June 30, 2002 and 2001, were as follows (in thousands):

                                                         Three months ended              Six months ended
                                                              June 30,                       June 30,
                                                              --------                       --------
                                                          2002            2001            2002         2001
                                                          ----            ----            ----         ----
United States                                         $  118,828    $    104,006        225,692      207,252
International                                                340           1,621          1,610        3,456
                                                      ----------    ------------       --------    ---------

                                                      $  119,168    $    105,627        227,302      210,708
                                                      ==========    ============       ========    =========

United States                                               99.7%           98.5%          99.3%        98.4%
International                                                 .3             1.5              7          1.6
                                                      ----------    ------------       --------     --------

                                                           100.0%          100.0%         100.0%       100.0%
                                                      ==========    ============       ========     ========

6.         Revenues and Receivables

The Company delivers a broad array of information technology and technical services solutions under contracts with the U.S. Government, state and local governments, and commercial customers. Revenues from the U.S. Government under prime contracts and subcontracts, as compared to total contract revenues, were approximately 96.4% and 95.8% for the six months ended June 30, 2002 and 2001 respectively. The components of contract receivables are as follows (in thousands):

                                                                                 June 30,            December 31,
                                                                                 --------            ------------
                                                                                   2002                  2001
                                                                                   ----                  ----

Billed receivables                                                           $    83,059             $  70,291
Unbilled receivables:
    Amounts currently billable                                                    13,921                14,706
    Revenues recorded in excess of estimated contract value or funding             1,044                 2,548
    Retainage                                                                      1,800                 1,988
    Indirect costs incurred in excess of provisional billing rates                 4,814                 4,133
Allowance for doubtful accounts                                                   (2,198)               (1,610)
                                                                             -----------             ---------

                                                                             $   102,440             $  92,056
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

Initial Public Offering

The Company successfully closed its Initial Public Offering on February 12, 2002. Net proceeds to the Company were approximately $110.2 million, after deducting the estimated expenses related to the offering and the portion of the underwriting discount payable by the Company. Proceeds from the offering were used to repay subordinated debt of $8.0 million, the balance of the term loan of $5.9 million and $17.7 million of the revolving credit facility, plus accrued interest. The balance of the net proceeds of the offering (together with cash on hand, additional borrowings and capital stock) will be used to fund all or a portion of the costs of any acquisitions of complementary businesses we determine to pursue in the future, although there are no assurances that the Company will be able to successfully consummate any such acquisitions. To the extent that the Company cannot pursue or consummate any acquisitions, any remaining net proceeds will be used for working capital and general corporate purposes.

8.         Subsequent Events

Aegis Research Corporation - On August 5, 2002, the Company acquired all of the outstanding shares of Aegis Research Corporation (Aegis) for a cash purchase price of approximately $69.1 million. The acquisition will be accounted for using the purchase method of accounting. The purchase price will be allocated to the assets acquired and the liabilities assumed based upon their estimated fair market values. The balance of the purchase price will be recorded as goodwill. The Company funded the acquisition using proceeds from its initial public offering, completed in February 2002. For the remainder of 2002, the Company expects Aegis to contribute revenues of $26.7 million and provide additional earnings per share of $0.03.

Aegis is a leading provider of enterprise protection strategies and technical services to the federal national security community. Aegis supports key customers and programs within the Department of Defense (DoD) and national intelligence community, including the National Reconnaissance Office (NRO), the United States Air Force, The Joint Strike Fighter Program Office, and the Counterintelligence Field Activity Program under the DoD. Aegis also supports numerous other classified customers on special access programs. Over 90 percent of Aegis' approximately 500 employees hold government security clearances at the Top Secret level with special accesses.

9.         Discontinued Operations

ManTech's discontinued operations include three foreign and two domestic commercial businesses. As reported previously, as of

April 30, 2002, negotiations for the sale of the U.S.-based Environmental consulting business, the China-based consulting business and the U.S.-based application hosting business have concluded. On August 8, 2002, ManTech completed a transaction to sell the United Kingdom-based banking IT business which resulted in an additional loss of approximately $795 thousand dollars. With the closing of this transaction, the sole remaining discontinued operation for disposition is the Australia-based software solutions and IT consulting business. ManTech expects to complete a transaction to dispose of this business during the calendar year 2002. The reason for delay from the previous guidance remains a deteriorating market for the sale of commercial technology businesses in Australia. Despite the adjustment to the estimated closing date, no additional charges are anticipated to discontinued operations at this time.

                                   * * * * * *

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read together with the consolidated financial statements and the notes to those statements. This discussion contains forward-looking statements that involve risks and uncertainties. The factors that could cause actual results to differ materially from those anticipated include, but are not limited to the following: a failure to successfully integrate Aegis Research Corporation into the Company's operations or to realize any accretive effects from such acquisition; changes to the tax laws relating to the treatment and deductibility of goodwill or any change in the Company's effective tax rate; additional costs associated with complying with the Sarbanes-Oxley Act of 2002, any proposed additions or amendments to the NASDAQ listing requirements or standards, any proposed additions or amendments to the SEC rules or other corporate governance issues; failure of government customers to exercise options under contracts; funding decisions of U.S. Government projects; government contract procurement (such as bid protest) and termination risks; competitive factors such as pricing pressures and/or competition to hire and retain employees; material changes in laws or regulations applicable to the Company's businesses and other risk factors discussed in the Company's Registration Statement on Form S-1, filed with the SEC on February 7, 2002 and the Company's annual report on Form 10-K, filed with the SEC on April 1, 2002. Our statements in this report are made as of August 14, 2002, and the Company undertakes no obligation to update any of the forward looking statements made herein, whether as a result of new information, future events, changes in expectations or otherwise. This discussion addresses only our continuing operations. For more information on our discontinued operations, please see note 9 to our condensed consolidated financial statements.

Critical Accounting Policies

The discussion and analysis of our financial condition and results of operations are based on our consolidated condensed financial statements. The preparation of these interim financial statements requires management to make estimates and judgments that affect the reported amount of assets, liabilities, revenues and expenses. Actual results may differ from these estimates under different assumptions or conditions.

Critical accounting policies are defined as those that are reflective of significant judgments and uncertainties, and potentially result in materially different results under different assumptions and conditions. Application of these policies is particularly important to the portrayal of our financial condition and results of operations. We consider our critical accounting policies to be revenue recognition, net realizable value of long-term assets, income taxes, and discontinued operations.

Our significant accounting policies, including the critical policies listed above, are described in the notes to the consolidated financial statements for the year ended December 31, 2001 included in the Company's Annual Report on Form 10-K filed with the SEC on April 1, 2002.

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

A substantial portion of our revenues are derived from contracts with the federal government. For the six months ended June 30, 2002 and 2001, 96.4% and 95.8%, respectively, of our revenues were derived, either as a prime or a subcontractor, from contracts with the federal government. For the six months ended June 30, 2002 and 2001, we derived 86.1% and 84.0%, respectively, of our revenues from contracts with our customers in the intelligence community and Department of Defense.

Our revenues consist primarily of payments for the work of our employees and, to a lesser extent, the pass-through of costs for material and subcontract efforts under contracts with our customers. We enter into three types of federal government contracts: cost-plus, time-and-materials and fixed-price. Under cost-plus contracts, we are reimbursed for allowable costs and paid a fee, which may be fixed or performance-based. Under time-and-materials contracts, we are reimbursed for labor at negotiated hourly billing rates and for certain expenses. We assume financial risk on time-and-material contracts because we assume the risk of performing those contracts at negotiated hourly rates. Under fixed-price contracts, we perform specific tasks for a fixed price. Compared to cost-plus contracts, fixed-price contracts generally offer higher margin opportunities but involve greater financial risk because we bear the impact of cost overruns and receive the benefit of cost savings. For the six months ended June 30, 2002, we derived approximately 37.8%, 42.9% and 19.3% of our revenues from cost-plus, time-and-materials and fixed-price contracts, respectively.

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

The following table sets forth, for each period indicated, the percentage of our revenues derived from each of our major types of customers.


                                                         Three months ended              Six months ended
                                                              June 30,                       June 30,
                                                              --------                       --------
                                                          2002            2001            2002         2001
                                                          ----            ----            ----         ----
Intelligence / Department of Defense                      86.4%            84.5%           86.1%        84.0%
Federal Civilian Agencies                                  9.8             11.9            10.3         11.8
Commercial / State / Local                                 3.8              3.6             3.6          4.2
                                                         ------           ------          ------       ------

Total                                                    100.0%           100.0%          100.0%       100.0%
                                                         ------           ------          ------       ------

Three Months Ended June 30, 2002 Compared to the Three Months Ended June 30,
2001

Revenues. Revenues increased 12.8% to $119.2 million for the three months ended June 30, 2002, compared to $105.6 million for 2001. This increase is attributable primarily to additional work under contracts that were in existence during the prior year, and the new U.S. Army Communications-Electronics Command (CECOM) contract. Additional work from the Department of State and the Army for secure systems and infrastructure solutions, contributed significantly to the increased revenues. We derived approximately 39.6% of our revenues for the three months ended June 30, 2002 from work under GSA schedule contracts, compared with approximately 30.9% for 2001. Subcontracts accounted for 8.3% of our revenue for the three months ended June 30, 2002, compared with 8.6% for 2001.

Cost of services. Cost of services increased 12.3% to $97.3 million for the three months ended June 30, 2002, compared to $86.6 million for 2001. As a percentage of revenues, cost of services decreased from 82.0% to 81.6%. Direct labor costs increased by 17.9%, while other direct costs increased by 7.4% over 2001. Material and subcontract costs increased to $38.5 million for the three months ended June 30, 2002, compared to $35.9 million for 2001. The significant increase in direct labor costs is due to an increase in personnel, primarily in support of the new CECOM contract.

Gross profit. Gross profit increased 15.2% to $21.9 million for the three months ended June 30, 2002, compared to $19.0 million for 2001. Gross profit margin increased to 18.4% for the three months ended June 30, 2002, compared to 18.0% for 2001. The increase resulted from higher margins on new secure systems and infrastructure and information technology tasks, in conjunction with our improved realization of cost efficiencies, as a greater percentage of our work is performed under GSA schedule contracts.

General and administrative. General and administrative expenses increased 7.1% to $12.1 million for the three months ended June 30, 2002, compared to $11.3 million for 2001. The increased expense reflects providing for additional management personnel and infrastructure to support the growth of our business. As a percentage of revenues, general and administrative expenses decreased 0.5% over the comparable period during the prior year as a result of operating efficiencies.

Depreciation and amortization. Depreciation and amortization expense has decreased 37.6% for the three months ended June 30, 2002 compared to the prior year. Depreciation expense has increased slightly but amortization is significantly reduced as a result of our adoption of SFAS No. 142, which discontinues the amortization of acquired goodwill.

Income from operations. Income from operations increased 34.7% to $9.3 million for the three months ended June 30, 2002, compared with $6.9 million for 2001. The increase was primarily a result of the increase in revenues relative to the cost of services discussed above.

Income from continuing operations. Income from continuing operations increased 43.7% to $5.7 million for the three months ended June 30, 2002, compared to $3.9 million for 2001. The increase resulted from higher operating income, reduced interest expense and a lower effective tax rate. Comparative net interest expense decreased by 101.8% for the three months ended June 30, 2001 as a result of debt reduction and investment of our IPO proceeds. Our effective tax rate for the three months ended June 30, 2002 was 40.8%, compared to 42.8% for 2001, due primarily to the elimination of non-deductible goodwill amortization in current earnings.

Six Months Ended June 30, 2002 Compared to the Six Months Ended June 30, 2001

Revenues. Revenues increased 7.9% to $227.3 million for the six months ended June 30, 2002, compared to $210.7 million for 2001. This increase is attributable primarily to additional work under contracts that were in existence during the prior year, and the new CECOM contract. Additional work from the Department of State and the Army for secure systems and infrastructure solutions, contributed significantly to the increased revenues. We derived approximately 39.8% of our revenues for the six months ended June 30, 2002 from work under GSA schedule contracts, compared with approximately 29.9% for 2001. Subcontracts accounted for 8.5% of our revenue for the six months ended June 30, 2002, compared with 8.4% for 2001.

Cost of services. Cost of services increased 7.4% to $185.9 million for the six months ended June 30, 2002, compared to $173.1 million for 2001. As a percentage of revenues, cost of services decreased from 82.1% to 81.8%. Direct labor costs increased by 15.5%, while other direct costs decreased by 1.1% over 2001. Material and subcontract costs decreased to $72.5 million for the six months ended June 30, 2002, compared to $73.3 million for 2001. The decrease in material costs is primarily in our ATE information technology work.

Gross profit. Gross profit increased 10.0% to $41.4 million for the six months ended June 30, 2002, compared to $37.7 million for 2001. Gross profit margin increased to 18.2% for the six months ended June 30, 2002, compared to 17.9% for 2001. The increase resulted from higher margins on new secure systems and infrastructure and information technology tasks, in conjunction with our improved realization of cost efficiencies, as a greater percentage of our work is performed under GSA schedule contracts.

General and administrative. General and administrative expenses increased 8.3% to $23.5 million for the six months ended June 30, 2002, compared to $21.7 million for 2001. The increased expense reflects providing for additional management personnel and infrastructure to support the growth of our business. As a percentage of revenues, general and administrative expenses for the six months ended June 30, 2002 were 10.3%, which is the same as the comparable period during the prior year.

Depreciation and amortization. Depreciation and amortization expense has decreased 39.2% for the six months ended June 30, 2002 compared to the prior year. Depreciation expense has increased slightly but amortization is significantly reduced as a result of our adoption of SFAS No. 142, which discontinues the amortization of acquired goodwill.

Income from operations. Income from operations increased 18.3% to $16.9 million for the six months ended June 30, 2002, compared with $14.3 million for 2001. The increase was primarily a result of the increase in revenues relative to the cost of services discussed above.

Income from continuing operations. Income from continuing operations increased 28.7% to $10.2 million for the six months ended June 30, 2002, compared to $7.9 million for 2001. The increase resulted from higher operating income, reduced interest expense and a lower effective tax rate. Comparative net interest expense decreased by 87.1% for the six months ended June 30, 2001 as a result of debt reduction and investment of our IPO proceeds. Our effective tax rate for the six months ended June 30, 2002 was 40.6%, compared to 42.8% for 2001, due primarily to the elimination of non-deductible goodwill amortization in current earnings.

Liquidity and Capital Resources

Our primary source of liquidity has been cash provided by operations and our revolving credit and term-loan facility. Proceeds from our initial public offering also provide a source of liquidity. We fund our operations primarily through cash provided by operating activities. Cash used in operating activities of continuing operations was $2.1 million for the six months ended June 30, 2002, a decrease of $7.3 million from the prior year. The primary reason for this decrease was increased contract receivables and decreased accounts payable and tax accruals offset by an increase in income from continuing operations and decreases in prepaid and other assets. Cash tax payments for the six months ended June 30, 2002, include $2.7 million associated with our conversion to an accrual-basis taxpayer.

Cash used in investing activities of continuing operations was $1.2 million for the six months ended June 30, 2002, compared to $4.6 million for the prior year. Investment activities in 2002 included purchase of property and equipment and investments in intellectual property.

Cash provided by financing activities of continuing operations was $64.2 million for the six months ended June 30, 2002, compared to cash usage of $8.6 million for the six months ended June 30, 2001. The net cash provided during 2002 is primarily the result of the net proceeds of our initial public offering, less amounts used to repay debt.

On December 17, 2001, we executed a new Business Loan and Security Agreement with Citizens Bank of Pennsylvania, PNC Bank N.A., Branch Banking and Trust Company of Virginia, and Chevy Chase Bank, F.S.B. to refinance and replace our prior agreement. The new agreement provides for a $65.0 million revolving credit facility and a $6.4 million term loan. Under the term loan portion of the new agreement, the principal balance was payable in consecutive quarterly installments of $0.5 million on the last business day of each quarter commencing with the last business day of December 2001. The maturity date of the new agreement is December 31, 2004. Borrowings under the new agreement are collateralized by our eligible contract receivables, inventory, all of our stock in our subsidiaries and certain property and equipment and bear interest at the London Interbank Offering Rate (LIBOR), or the lender's prime rate, plus market-rate spreads that are determined based on a Company leverage ratio calculation. The LIBOR spreads may range from 1.00% to 1.75% and the prime rate spreads may range from 0.00% to 0.50%. The term loan balance and accrued interest and all but $25 million of the revolving credit facility were repaid during the prior quarter. At June 30, 2002, we had $25.0 million in borrowings outstanding under the agreement.

In January 1998, we executed a seven-year Subordinated Credit Agreement with First Source Financial LLP for $8.0 million to finance the redemption of preferred stock. The principal balance was payable in eight consecutive quarterly installments of $0.9 million on the first business day of each quarter commencing with the first business day of January 2003. A ninth and final payment was due on the last day of December 2004. The balance and accrued interest of this credit facility was repaid during the prior quarter.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Our exposure to market risk for changes in interest rates relates primarily to the Company's existing credit facility. During the six months ended June 30, 2002, the Company had paid all but $25.0 million in borrowings outstanding under the agreement. A hypothetical 10% increase in interest rates would have increased our interest expense for the six months ended June 30, 2002, by less than $0.1 million.

In November 2000, we entered into an interest swap agreement in order to reduce our exposure associated with the market volatility of interest rates. This agreement has a notional amount of $25.0 million and, as of June 30, 2002, had a rate of 6.83%. The value of the swap at June 30, 2002 was a negative $2.4 million.

The Company does not use derivative financial instruments for speculative or trading purposes. The Company invests its excess cash in short-term, investment grade, interest-bearing securities.

Our investments are made in accordance with an investment policy approved by the Board of Directors. Under this policy, no investment securities can have maturities exceeding one year and the average maturity of the portfolio cannot exceed 90 days.

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

Although the Company cannot predict the outcomes of any litigation or administrative proceedings, based on the information now available to it, and except as set forth below and as discussed in the Company's annual report on Form 10-K, filed with the SEC on April 1, 2002, it does not believe that the ultimate resolution of these matters, either individually or in the aggregate, will have a material adverse effect on the business, prospects, financial condition or operating results of the Company.

As discussed in the Company's Form 10-K, filed with the SEC on April 1, 2002, the Company was served with a grand jury subpoena issued by the United States District Court for the Eastern District of Virginia on August 17, 2001. As anticipated, the Company received a second grand jury subpoena seeking documents relating to this investigation on August 2, 2002. The Company was advised by the U.S. Attorney's Office for the Eastern District of Virginia that the investigation relates to whether the Company improperly charged a portion of its corporate merger and acquisition-related expenses and certain expenses of its Australian-based software consulting subsidiary (which is among the businesses included in discontinued operations) in a manner that would have resulted in those expenses being reimbursed by the U.S. government. This investigation remains in its preliminary stages and accordingly it is too early to tell whether the consequences of the investigation will have a material adverse effect on our business prospects, financial condition or operating results. We are fully cooperating with the federal government's investigation of this matter.

The Thomas Harris Corporation suit filed on July 29, 1999 in state court in Rockwall County, Texas, against the Company's environmental remediation subsidiary (which is among the businesses included in discontinued operations) and subcontractors to that subsidiary, alleging that the Company's subsidiary or its subcontractors caused soil and groundwater contamination by improperly disposing of dry cleaning solvents, and seeking an unspecified amount of actual, consequential and punitive damages was settled during the second quarter of 2002 without a material adverse effect on the business, prospects, financial condition, cash flow or operating results of the Company.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

On February 6, 2002, our first registration statement, filed on Form S-1 (File No. 333-73946) under the Securities Act of 1933, relating to our initial public offering of Class A Common Stock, was declared effective, and on February 7, 2002, our registration statement filed under Rule 462(b) (File No. 333-82310) was declared effective. Under these registration statements, we registered a total of 7,200,000 shares of our Class A common stock, of which 6,866,667 shares were sold by us, and 333,333 shares were sold by the selling stockholder, who is our Chairman of the Board of Directors, Chief Executive Officer and President, and a 10% or greater stockholder. All such shares were sold at $16.00 per share on February 7, 2002. The managing underwriters for the offering were Jefferies & Company, Inc., Legg Mason Wood Walker, Incorporated and BB&T Capital Markets. Pursuant to the terms of the underwriting agreement described in the registration statements, the underwriters were entitled to elect, not later than March 9, 2002, to sell up to 1,080,000 additional shares of our Class A common stock, of which 696,487 shares were to be sold by us, and 383,513 shares were to be sold by the selling stockholder if the underwriters elected to sell all the additional shares. On February 12, 2002, the underwriters elected to sell an additional 1,080,000 shares, resulting in an aggregate offering price of $132,480,000, of which $121,010,464 pertained to shares sold by us and the remaining $11,469,536 pertained to shares sold by the selling stockholder. The total underwriting discount was approximately $9.3 million, of which the Company paid $8.5 million, and we incurred other expenses (including filing, legal and accounting fees) of approximately $2.5 million, none of which were paid to our directors or officers or their affiliates or to persons owning 10% or more of any class of our common stock or that of our affiliates. Our net proceeds from the offering were approximately $110.2 million. Proceeds from the offering were used to repay the principal and accrued interest outstanding under our term loan and under our subordinated debt and to pay off all but $25.0 million of principal owing under our revolving credit facility. The principal and accrued interest under our term loan was $6.0 million, principal and accrued interest under our subordinated debt was $8.1 million, and the principal repayment under our revolving credit facility was $17.7 million.

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

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.  OTHER INFORMATION

Forward Looking Statements

This quarterly report contains forward-looking statements that involve substantial risks and uncertainties. You can identify these statements by forward-looking words such as "may," "will," "expect," "intend," "anticipate," "believe," "estimate," "continue" and other similar words. You should read statements that contain these words carefully because they discuss our future expectations, make projections of our future results of operations or financial condition or state other "forward-looking" information. We believe that it is important to communicate our future expectations to our investors. However, there may be events in the future that we are not able to accurately predict or control. The factors that could cause actual results to differ materially from those anticipated include, but are not limited to the following: a failure to successfully integrate Aegis Research Corporation into the Company's operations or to realize any accretive effects from such acquisition, changes to the tax laws relating to the treatment and deductibility of goodwill or any change in the Company's effective tax rate; additional costs associated with complying with the Sarbanes-Oxley Act of 2002, any proposed revisions or modifications to the NASDAQ listing standards, SEC rule changes or other corporate governance issues; failure of government customers to exercise options under contracts, funding decisions of U.S. Government projects; government contract procurement (such as bid protest) and termination risks; competitive factors such as pricing pressures and/or competition to hire and retain employees; material changes in laws or regulations applicable to the Company's businesses and other risk factors discussed in the Company's Registration Statement on Form S-1, filed with the SEC on February 7, 2002, the Company's annual report on Form 10-K, filed with the SEC on April 1, 2002, the risks discussed in the in the section captioned "Management's Discussion and Analysis of Financial

Condition and Results of Operations" of this report, as well as any other cautionary language found elsewhere in this quarterly report. Our statements in this report are made as of August 14, 2002, and the Company undertakes no obligation to update any of the forward looking statements made herein, whether as a result of new information, future events, changes in expectations or otherwise.

ITEM 6.         EXHIBITS AND REPORTS ON FORM 8-K

  (A) EXHIBITS

EXHIBIT
  NO.                                     DESCRIPTION
  ---                                     -----------

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

 99.1 Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code - Chief Executive Officer

 99.2 Certification Pursuant to section 1350 of Chapter 63 of Title 18 of the United States Code - Chief Financial Officer


  (B)           Reports on Form 8-K

                8-K Filed on May 16, 2002 - GSA Backlog.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Fairfax in the Commonwealth of Virginia, on this 14/th/ day of August, 2002.

                        MANTECH INTERNATIONAL CORPORATION

                                    By: /s/ George J. Pedersen
                                    ---------------------------

                                    Name:  George J. Pedersen
                                    Title: Chairman of the Board of Directors,
                                           Chief Executive Officer and President

                                    By: /s/ John A. Moore, Jr.
                                    ---------------------------

                                    Name:  John A. Moore, Jr.
                                    Title: Director, Executive Vice President
                                           and Chief Financial Officer