Form 10-Q/A
period 2002-06-30
MANTECH INTERNATIONAL CORP
filed 2002-08-14
CIK 892537

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q/A

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of July 31, 2002, was approximately $178,866,730.

Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of July 31, 2002: ManTech International Corp. Class A Common Stock, $0.01 par value, 9,377,652 shares; ManTech International Corp. Class B Common Stock, $0.01 par value, 17,131,004 shares.

PORTIONS AMENDED

The Registrant hereby amends the June 30, 2002 "Other intangibles" portion of the line item in the company's condensed consolidated balance sheet found in
Part I, Item 1 of the Registrant's Report on Form 10-Q for the quarterly period ended June 30, 2002 to "2,804". Additionally, the Registrant hereby amends Exhibits 99.1 and 99.2 contained in the Report solely to reflect the conformed signatures on the Exhibits previously filed. No other changes are hereby made to Registrant's Report on Form 10-Q for the quarterly period ended June 30, 2002 as previously filed.

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

99.1 Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code - Chief Executive Officer

99.2 Certification Pursuant to section 1350 of Chapter 63 of Title 18 of the United States Code - Chief Financial Officer


(B)             Reports on Form 8-K

                8-K Filed on May 16, 2002 - GSA Backlog.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Fairfax in the Commonwealth of Virginia, on this 14th day of August, 2002.

                          MANTECH INTERNATIONAL CORPORATION

                                       /s/ George J. Pedersen
                                  ----------------------------------------------

                                  Name:  George J. Pedersen
                                  Title: Chairman of the Board of Directors,
                                         Chief Executive Officer and President


                                       /s/ John A. Moore, Jr.
                                  ----------------------------------------------

                                  Name:   John A. Moore, Jr.
                                  Title:  Director, Executive Vice President
                                          and Chief Financial Officer