Form 10-Q
period 2002-09-30
MANTECH INTERNATIONAL CORP
filed 2002-11-15
CIK 892537

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2002

Commission File No. 000-49604

MANTECH INTERNATIONAL CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	22-1852179
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

12015 Lee Jackson Highway, Fairfax, VA 22033
(Address of principal executive offices)

(703) 218-6000
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
None	None

Securities registered pursuant to Section 12(g) of the Act:

Class A Common Stock, Par Value $0.01 Per Share

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒  Yes  ☐  No

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of October 31, 2002, was approximately $222,296,530.

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of October 31, 2002: ManTech International Corp. Class A Common Stock, $0.01 par value, 9,390,713 shares; ManTech International Corp. Class B Common Stock, $0.01 par value, 17,131,004 shares.

MANTECH INTERNATIONAL CORPORATION

PART I

FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AND NOTES

MANTECH INTERNATIONAL CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands)

	September 30, 2002	December 31, 2001
	(unaudited)
CURRENT ASSETS:
Cash and cash equivalents	$22,399	$26,902
Receivables—net	116,511	92,056
Prepaid expenses and other	10,151	11,937
Assets held for sale	13,715	16,988

Total current assets	162,776	147,883
Property and equipment—net	9,336	6,615
Goodwill	67,628	7,928
Other intangibles	5,565	3,028
Investments	7,506	7,782
Employee supplemental savings plan assets	7,814	7,637
Other assets	5,594	5,369

TOTAL ASSETS	$266,219	$186,242

CURRENT LIABILITIES:
Current portion of debt	$1,000	$1,969
Accounts payable and accrued expenses	26,470	26,212
Accrued salaries and related expenses	19,843	17,499
Deferred income taxes	10,748	19,161
Billings in excess of revenue earned	2,888	2,656
Liabilities held for sale	8,491	12,764

Total current liabilities	69,440	80,261
Debt—net of current portion	25,000	70,343
Deferred rent	1,254	327
Accrued retirement	9,296	9,111
Deferred income taxes	9,415	2,140
Minority interest	41	41

TOTAL LIABILITIES	114,446	162,223

COMMITMENTS AND CONTINGENCIES
REDEEMABLE COMMON STOCK	—	1,462
STOCKHOLDERS’ EQUITY:
Common stock, Class A	94	—
Common stock, Class B	171	1,200
Additional paid in capital	116,218	2,468
Retained earnings	37,413	34,304
Accumulated other comprehensive loss	(2,123)	(1,443)
Deferred compensation	640	640
Shares held in grantor trust	(640)	(640)
Treasury stock—at cost	—	(13,972)

Total stockholders’ equity	151,773	22,557

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$266,219	$186,242

See notes to condensed consolidated financial statements.

MANTECH INTERNATIONAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Dollars in Thousands Except Per Share Amounts)

	Three months ended September 30,		Nine months ended September 30,
	2002	2001	2002	2001
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
REVENUES	$130,425	$105,558	$357,727	$316,266
COST OF SERVICES	105,995	85,356	291,885	258,412

GROSS PROFIT	24,430	20,202	65,842	57,854

COSTS AND EXPENSES:
General and administrative	12,856	11,472	36,346	33,166
Depreciation and amortization	603	798	1,608	2,451

Total costs and expenses	13,459	12,270	37,954	35,617

INCOME FROM OPERATIONS	10,971	7,932	27,888	22,237
Interest expense	119	805	322	2,383
Other (income) expense	186	(194)	(337)	(1,386)

INCOME BEFORE PROVISION FOR INCOME TAXES AND MINORITY INTEREST	10,666	7,321	27,903	21,240
Provision for income taxes	(4,382)	(3,103)	(11,387)	(9,062)
Minority interest	3	(4)	—	(18)

INCOME FROM CONTINUING OPERATIONS	6,287	4,214	16,516	12,160
Loss from discontinued operations—net	—	(2,265)	—	(6,533)
Loss on disposal of discontinued operations—net	—	(5,890)	(795)	(5,890)

NET INCOME (LOSS)	$6,287	$(3,941)	$15,721	$(263)

BASIC EARNINGS (LOSS) PER SHARE:
Income from continuing operations	$0.24	$0.23	$0.66	$0.66
Loss from discontinued operations	—	(0.44)	(0.03)	(0.67)

	$0.24	$(0.21)	$0.63	$(0.01)

Weighted average common shares outstanding	26,471,122	18,575,036	25,199,125	18,564,132

DILUTED EARNINGS (LOSS) PER SHARE:
Income from continuing operations	$0.24	$0.23	$0.65	$0.65
Loss from discontinued operations	—	(0.44)	(0.03)	(0.66)

	$0.24	$(0.21)	$0.62	$(0.01)

Weighted average common shares outstanding	26,741,466	18,734,657	25,483,548	18,723,753

See notes to condensed consolidated financial statements.

MANTECH INTERNATIONAL CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS)
(Dollars in Thousands)

	Three months ended September 30,		Nine months ended September 30,
	2002	2001	2002	2001
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Net income (loss)	$6,287	$(3,941)	$15,721	$(263)
Other comprehensive income (loss):
Cash flow hedge	(555)	(829)	(707)	(1,251)
Translation adjustments	243	43	27	(49)

Other comprehensive loss	(312)	(786)	(680)	(1,300)

Comprehensive income (loss)	$5,975	$(4,727)	$15,041	$(1,563)

See notes to condensed consolidated financial statements.

MANTECH INTERNATIONAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)

	Nine months ended September 30,
	2002	2001
	(unaudited)	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$15,721	$(263)
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Equity in earnings of affiliates	(237)	(869)
Loss from discontinued operations	—	6,533
Loss on disposal of discontinued operations	795	5,890
Deferred income taxes	89	(134)
Minority interest in income of consolidated subsidiaries	—	19
Loss on disposals of property and equipment	17	88
Depreciation and amortization	2,763	3,868
Change in assets and liabilities—net of effects from acquired and discontinued businesses:
Increase in receivables	(14,829)	(7,389)
Decrease in prepaid expenses and other	792	4,157
Decrease in accounts payable and accrued expenses	(1,296)	(54)
Increase in accrued salaries and related expenses	320	3,953
Increase (decrease) in billings in excess of revenue earned	232	(3,537)
Increase in deferred rent	107	157
Increase in accrued retirement	185	97

Net cash provided by operating activities of continuing operations	4,659	12,516
CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in property and equipment	(2,119)	(1,616)
Proceeds from sales of property and equipment	2	—
Proceeds from notes receivable	350	—
Loans receivable from GSE	—	(3,350)
Investment in capitalized software products	(768)	(933)
Investment in Aegis Research Corp., net of cash acquired of $8	(69,269)	—
Dividends from investments	667	285

Net cash used in investing activities of continuing operations	(71,137)	(5,614)

MANTECH INTERNATIONAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)

	Nine months ended September 30,
	2002	2001
	(unaudited)	(unaudited)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net decrease in borrowings under lines of credit	(32,300)	(4,344)
Repayment of term loan	(5,908)	(2,400)
Repayment of notes payable	(104)	(1,000)
Repayment of subordinated debt	(8,000)	—
Proceeds from Common Stock issuance, net of offering expenses	110,157	—
Proceeds from Stock Option exercise	268	—

Net cash provided by (used in) financing activities of continuing operations	64,113	(7,744)

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	95	3

NET CASH USED IN DISCONTINUED OPERATIONS	(2,233)	(10,508)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(4,503)	(11,347)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	26,902	29,578

CASH AND CASH EQUIVALENTS, END OF PERIOD	$22,399	$18,231

See notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three Months and Nine Months Ended September 30, 2002 and 2001 (unaudited)

1. Description of the Business

ManTech International Corporation delivers a broad array of information technology and technical services solutions to U.S. federal government customers, focusing primarily on critical national defense programs for the intelligence community and Department of Defense. The Company designs, develops, procures, implements, operates, tests and maintains mission-critical, enterprise information technology and communication systems and infrastructures for our federal government customers in the United States and 34 countries worldwide.

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

New Accounting Pronouncements – Effective January 1, 2002, the Company adopted SFAS No. 143, “Accounting for Asset Retirement Obligations”. SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred, if a reasonable estimate of fair value can be made. The associated asset retirement cost would be capitalized as part of the carrying amount of the long-lived asset. The adoption of this new pronouncement had no impact on the consolidated financial statements.

Effective January 1, 2002, the Company adopted SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which replaces SFAS No. 121. SFAS No. 144 requires that long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. SFAS No. 144 also broadens the reporting of discontinued operations to include all components of an entity with operations that can be distinguished from the rest of the entity and that will be eliminated from the ongoing operations of the entity in a disposal transaction. The adoption of this new pronouncement had no impact on the consolidated financial statements.

Effective January 1, 2002, the Company adopted EITF  01-14, “Income Statement Characterization of Reimbursements Received for “Out-of-Pocket” Expenses Incurred”. EITF  01-14 requires that companies report reimbursements received for out-of-pocket expenses incurred as revenue, rather than as a reduction of expenses. As the Company has historically accounted for reimbursements for out-of-pocket expenses in the manner provided for under EITF  01-14, the adoption of the provisions of EITF  01-14 did not have an impact on the Company’s consolidated financial position or results of operation.

In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections”. Among other things, SFAS 145 rescinds both SFAS 4, “Reporting Gains and Losses from Extinguishment of Debt,” and the amendment to SFAS 4, SFAS 64, “Extinguishments of Debt Made to Satisfy Sinking Fund Requirements”. Through this rescission, SFAS 145 eliminates the requirement that gains and losses from the extinguishment of debt be aggregated and, if material, classified as an extraordinary item, net of the related income tax effect. Generally, SFAS 145 is effective for transactions occurring after May 15, 2002. The Company does not believe SFAS 145 will have a material impact on its future earnings or financial position.

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs of Exit or Disposal Activities”. SFAS No. 146 nullifies Emerging Issues Task Force Issue No. 94-3 “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)”. This statement requires that an exit or disposal activity related cost be recognized when the liability is incurred instead of when an entity commits to an exit plan. The provisions of SFAS No. 146 are effective for financial transactions initiated after December 31, 2002. The Company does not believe SFAS 146 will have a material impact on its future earnings or financial position.

Reclassifications – Certain reclassifications have been made to previously reported balances to conform with the current-period presentation.

3. Earnings Per Share

Basic earnings per share has been computed by dividing net income by the weighted average number of shares of Common Stock outstanding during each period. Shares issued during the period, including shares issued pursuant to our initial public offering, and shares acquired during the period, if any, are weighted for the portion of the period that they were outstanding. Diluted earnings per share have been computed in a manner consistent with that of basic earnings per share while giving effect to all potentially dilutive common shares that were outstanding during each period. All share data for all periods has been updated to reflect the 16.3062-for-one stock split effected in January 2002. The weighted average number of common shares outstanding is computed as follows:

	Three months ended September 30,		Nine months ended September 30,
	2002	2001	2002	2001
Basic weighted average common shares outstanding	26,471,122	18,575,036	25,199,125	18,564,132
Effect of potential exercise of stock options	270,344	159,621	284,423	159,621

Diluted weighted average common shares outstanding	26,741,466	18,734,657	25,483,548	18,723,753

4. Goodwill

Effective January 1, 2002, the Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets”. SFAS 142 requires, among other things, the discontinuance of goodwill amortization. In addition, SFAS 142 requires the Company to perform a transitional goodwill impairment test within six months from the date of adoption. In accordance with the standard, the Company completed the transitional goodwill impairment test and determined that a $57,000 goodwill impairment charge was required. Under SFAS 142, goodwill is to be reviewed at least annually thereafter for impairment; the Company has elected to perform this review annually at the beginning of each calendar year. Goodwill amortization for the three months and the nine months ended September 30, 2001, was $288,000 and $863,000, respectively. Net loss and fully diluted loss per share for the three months ended September 30, 2001, assuming goodwill was not amortized during this period, would have been $3,678,000 and $0.20, respectively. Net income and fully diluted earnings per share for the nine months ended September 30, 2001, assuming goodwill was not amortized during this period, would have been $526,000 and $0.03, respectively.

5. Business Segment and Geographic Area Information

The Company operates as one segment, delivering a broad array of information technology and technical services solutions under contracts with the U.S. Government, state and local governments, and commercial customers. The Company’s federal government customers typically exercise independent contracting authority, and even offices or divisions within an agency or department may directly, or through a prime contractor, use the Company’s services as a separate customer so long as that customer has independent decision-making and contracting authority within its organization. No single customer accounted for 10% or more of the Company’s accounts receivable or revenues as of or for the periods ended September 30, 2002 and 2001. In addition, there were no sales to any customers within a single country except for the United States where the sales accounted for 10% or more of total revenue. The Company treats sales to U.S. Government customers as sales within the United States regardless of where the services are performed. Substantially all assets of continuing operations were held in the United States for the periods ended September 30, 2002 and 2001.

Revenues by geographic customer and the related percentages of total revenues for the periods ended September 30, 2002 and 2001, were as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2002	2001	2002	2001
United States	$129,814	$103,962	$355,506	$311,214
International	611	1,596	2,221	5,052

	$130,425	$105,558	$357,727	$316,266

United States	99.5%	98.5%	99.4%	98.4%
International	0.5	1.5	0.6	1.6

	100.0%	100.0%	100.0%	100.0%

6. Revenues and Receivables

The Company delivers a broad array of information technology and technical services solutions under contracts with the U.S. Government, state and local governments, and commercial customers. Revenues from the U.S. Government under prime contracts and subcontracts, as compared to total contract revenues, were approximately 96.3% and 95.8% for the nine months ended September 30, 2002 and 2001 respectively. The components of contract receivables are as follows (in thousands):

	September 30, 2002	December 31, 2001
Billed receivables	$93,514	$70,291
Unbilled receivables:
Amounts currently billable	17,937	14,706
Revenues recorded in excess of estimated contract value or funding	872	2,548
Retainage	2,570	1,988
Indirect costs incurred in excess of provisional billing rates	4,290	4,133
Allowance for doubtful accounts	(2,672)	(1,610)

	$116,511	$92,056

7. Stockholder’s Equity

Reincorporation, Recapitalization and Stock Split

The Company is incorporated in Delaware and is the successor by merger to ManTech International Corporation, a New Jersey corporation. As a result of the merger, in January 2002 the Company reincorporated from New Jersey to Delaware and recapitalized its common stock. The predecessor corporation had three classes of common stock outstanding prior to the effective date of the merger. Class A common stock, Class B common stock and Class C common stock, of which the Class B common stock was redeemable and, therefore, not reflected as equity for accounting purposes. On the effective date of the merger, each outstanding share of the New Jersey corporation’s common stock was exchanged for one share of our Class A common stock or for one share of our Class B common stock. Immediately after the merger, we effected a 16.3062-for-one stock split of our Class A common stock and Class B common stock. For periods prior to the effective date of the stock split, outstanding shares and per share data contained in these financial statements have been restated to reflect the impact of the stock split. The holders of each share of our Class A common stock are entitled to one vote per share, and the holders of each share of Class B common stock are entitled to ten votes per share.

Initial Public Offering

The Company successfully closed its Initial Public Offering on February 12, 2002. Net proceeds to the Company were approximately $110.2 million, after deducting the estimated expenses related to the offering and the portion of the underwriting discount payable by the Company. Proceeds from the offering were used to repay subordinated debt of $8.0 million, the balance of the term loan of $5.9 million, $17.7 million of the revolving credit facility, plus accrued interest, and $69.1 million was used to fund the Company’s acquisition of Aegis Research Corporation on August 5, 2002. The balance of the net proceeds of the offering (together with cash on hand, additional borrowings and capital stock) will be used to fund all or a portion of the costs of any acquisitions of complementary businesses we determine to pursue in the future, although there are no assurances that the Company will be able to successfully consummate any such acquisitions. To the extent that the Company cannot pursue or consummate any acquisitions, any remaining net proceeds will be used for working capital and general corporate purposes.

8. Acquisition

On August 5, 2002, the Company acquired 100 percent of the outstanding common shares of Aegis Research Corporation (Aegis). The results of operations for Aegis have been included in the consolidated financial statements since that date. Aegis is a leading provider of enterprise protection strategies and technical services to the federal national security community. Aegis supports customers and programs within the Department of Defense (DoD) and national intelligence community, including the National Reconnaissance Office (NRO), the United States Air Force, The Joint Strike Fighter Program Office, and the Counterintelligence Field Activity Program under the DoD. Aegis also supports numerous other intelligence community customers classified programs. Over 90 percent of the approximately 500 Aegis employees hold government security clearances at the Top Secret level, most with special accesses.

The cash purchase price was approximately $69.1 million excluding $0.2 million of acquisition related costs. The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition.

August 5, 2002
Current assets	$11,638,000
Property and equipment — net	991,000
Goodwill	59,759,000
Intangible Asset	2,737,000
Other assets	114,000
Current liabilities	(5,023,000)
Deferred rent	(939,000)

$69,277,000

The acquired intangible asset of $2.7 million was assigned to contract rights and is being amortized on a straight line basis over a period of five years.

The following represents the unaudited pro forma results of operations as though the acquisition of Aegis had been completed as of January 1, 2001 (in thousands):

	Pro Forma Year Ended December 31, 2001	Pro Forma Nine Months Ended September 30, 2002
Revenue	$482,805	$391,177
Income from continuing operations	17,095	17,553
Net income	1,650	16,758
Diluted earnings per share from continuing operations	0.91	0.69

9. Discontinued Operations

On September 26, 2001, the Company executed a formal plan to exit certain commercial and foreign lines of business that no longer contribute to the core competencies. The businesses include the Australia-based software solutions consulting business, the United Kingdom-based bank remittance processing business, the China-based consulting business, the U.S.-based environmental consulting and remediation business and the U.S.-based application-hosting business. Although some of these ventures show promise and growth, these businesses are oriented towards commercial customers and do not contribute to the core competencies on which the Company is currently focused. During the nine months ended September 30, 2002, the Company completed the sale of four of the five lines of business. The Company expects to complete a transaction to dispose of the Australia-based software solutions consulting business prior to December 31, 2002. This delay from the previous estimate is the result of a deteriorating market for the sale of commercial technology businesses in Australia which was beyond our control. The Company remains committed to the original plan of selling the business and is actively marketing the business at a price that is reasonable. Despite the adjustment to the estimated closing date, no additional charges to discontinued operations are anticipated at this time.

* * * * * *

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read together with the condensed consolidated financial statements and the notes to those statements. This discussion contains forward-looking statements that involve risks and uncertainties. The factors that could cause actual results to differ materially from those anticipated include, but are not limited to the following: a failure to successfully integrate ManTech Aegis Research Corporation into the Company’s operations or to realize any accretive effects from such acquisition; changes to the tax laws relating to the treatment and deductibility of goodwill or any change in the Company’s effective tax rate; additional costs associated with complying with the Sarbanes-Oxley Act of 2002, any proposed additions or amendments to the NASDAQ listing requirements or standards, any proposed additions or amendments to the SEC rules or other corporate governance issues; failure of government customers to exercise options under contracts; funding decisions of U.S. Government projects; government contract procurement (such as bid protest) and termination risks; competitive factors such as pricing pressures and/or competition to hire and retain employees; material changes in laws or regulations applicable to the Company’s businesses and other risk factors discussed in the Company’s filings with the SEC. Our statements in this report are made as of November 14, 2002, and the Company undertakes no obligation to update any of the forward looking statements made herein, whether as a result of new information, future events, changes in expectations or otherwise. This discussion addresses only our continuing operations. For more information on our discontinued operations, please see note 9 to our condensed consolidated financial statements.

Critical Accounting Estimates and Policies

Critical accounting policies are defined as those that are reflective of significant judgments and uncertainties, and potentially result in materially different results under different assumptions and conditions. Application of these policies is particularly important to the portrayal of our financial condition and results of operations. The discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these interim consolidated financial statements requires management to make estimates and judgments that affect the reported amount of assets, liabilities, revenues and expenses. Actual results may differ from these estimates under different assumptions or conditions.

Our significant accounting policies, including the critical policies listed above, are described in the notes to the consolidated financial statements for the year ended December 31, 2001 included in the Company's Annual Report on Form 10-K filed with the SEC on April 1, 2002.

Revenue Recognition and Cost Estimation

We recognize revenue when persuasive evidence of an arrangement exists, services have been rendered, the contract price is fixed or determinable, and collectibility is reasonably assured. We have a standard internal process that we use to determine whether all required criteria for revenue recognition have been met. This standard internal process includes a monthly review of contract revenues and expenses by several levels of management. This review covers, among other matters, progress against schedule, project staffing and levels of effort, risks and issues, subcontract management, incurred and estimated costs, and disposition of prior action items. This monthly internal review is designed to determine whether the overall progress on a contract is consistent with the effort expended and revenue recognized to date.

Our revenues consist primarily of payments for the work of our employees, and to a lesser extent, the pass through of costs for materials and subcontract efforts under contracts with our customers. Cost of services consists primarily of compensation expenses for program personnel, the fringe benefits associated with this compensation, and other direct expenses incurred to complete programs, including cost of materials and subcontract efforts.

The majority of our revenues are derived from cost-plus-fixed-fee, cost-plus-award-fee, firm-fixed-price, or time-and-materials contracts. Absent evidence to the contrary, we recognize revenue as follows. Under cost-plus-fixed or award-fee contracts, revenues are recognized as costs are incurred and include an estimate of applicable fees earned. Under firm-fixed-price contracts, revenues are estimated on the percentage of completion method, on the basis of costs incurred in relation to estimated total costs, or upon delivery of specific products or services, as appropriate. For time-and-material contracts, revenues are computed by multiplying the number of direct labor-hours expended in the performance of the contract by the contract billing rates and adding other billable direct costs. Performance incentives are incorporated in certain contracts, which provide increased and decreased revenues based on actual performance compared to established targets. Incentives based upon cost performance are recorded when earned and other incentives and awards are recorded when the amounts are earned and can be reasonably determined, or are awarded. In certain circumstances, revenues are recognized when contract amendments have not been finalized. Prior to agreeing to commence work directed by the customer and before receipt of the written modification or amendment to the existing contract, we require the completion of an internal memo that assesses the probability of the modification being executed in a timely fashion and our ability to subsequently collect payment from the customer.

Contract revenue recognition inherently involves estimation. Examples of estimates include the contemplated level of effort to accomplish the tasks under contract, the cost of the effort, and an ongoing assessment of our progress toward completing the contract. From time to time, as part of our standard management processes, facts develop that require us to revise our estimated total costs or revenues. In most cases, these revisions relate to changes in the contractual scope of our work. To the extent that a revised estimate affects contract profit or revenue previously recognized, we record the cumulative effect of the revision in the period in which the facts requiring the revision become known. Anticipated losses are recognized in the accounting period in which they are first determined.

Goodwill

Goodwill represents the excess of cost over the fair value of net tangible and identifiable intangible assets of acquired companies. Effective January 1, 2002, we adopted SFAS No. 142, and no longer amortize goodwill, but rather goodwill is to be reviewed at least annually for impairment. We have elected to perform this review annually at the beginning of each calendar year. For acquisitions completed prior to the adoption of SFAS No. 141 and SFAS No. 142 on January 1, 2002, goodwill was amortized on a straight-line basis over periods ranging from two to twenty years.

Discontinued Operations

In September 2001, the Company executed a formal plan to exit certain commercial and foreign lines of business that no longer contribute to the core competencies. Based on independent valuations, market comparable information and interest expressed in these businesses, an estimate has been provided for the likely net gains and losses to income expected from these businesses through the estimated dates of disposal. As a result, in accordance with APB Opinion No. 30, Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, results of operations have been classified as discontinued and prior periods have been restated. The Company has segregated the net assets and liabilities held for sale, recorded all current and expected future losses and deferred all gains expected to be realized upon disposal of the respective entities. The amounts the Company will ultimately realize could differ in the near term from the amounts estimated in arriving at the loss on disposal of the discontinued operations.

For the nine months ended September 30, 2002, we derived approximately 37.7%, 44.6% and 17.7% of our revenues from cost-plus, time-and-materials and fixed-price contracts, respectively.

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

The following table sets forth, for each period indicated, the percentage of our revenues derived from each of our major types of customers.

	Three months ended September 30,		Nine months ended September 30,
	2002	2001	2002	2001
Intelligence / Department of Defense	86.6%	84.4%	87.1%	84.1%
Federal Civilian Agencies	9.5	11.4	9.2	11.7
Commercial / State / Local	3.9	4.2	3.7	4.2

Total	100.0%	100.0%	100.0%	100.0%

Three Months Ended September 30, 2002 Compared to the Three Months Ended September 30, 2001

Revenues. Revenues increased 23.6% to $130.4 million for the three months ended September 30, 2002, compared to $105.6 million for 2001. This increase is attributable primarily to additional work under contracts that were in existence during the prior year, the new U.S. Army Communications-Electronics Command (CECOM) contract and the addition of $9.1 million in revenue contributed by Aegis Research Corporation (AEGIS), a newly acquired company this quarter. Additional work from the Department of State and the Army for secure systems and infrastructure solutions, contributed significantly to the increased revenues. We derived approximately 39.5% of our revenues for the three months ended September 30, 2002 from work under GSA schedule contracts, compared with approximately 33.6% for 2001. Subcontracts accounted for 10.4% of our revenue for the three months ended September 30, 2002, compared with 8.5% for 2001.

Cost of services. Cost of services increased 24.2% to $106.0 million for the three months ended September 30, 2002, compared to $85.4 million for 2001. As a percentage of revenues, cost of services increased from 80.9% to 81.3%. Direct labor costs increased by 27.5%, while other direct costs increased by 16.6% over 2001. Material and subcontract costs increased to $41.1 million for the three months ended September 30, 2002, compared to $35.3 million for 2001. The significant increase in direct labor costs is due to an increase in personnel, primarily in support of the new CECOM contract and the acquisition of AEGIS. Overhead personnel and facilities costs increased 1.2%, as a percentage of revenue, in 2002 as compared to 2001. This is primarily driven by infrastructure needs at AEGIS. Overhead personnel and facilities costs decreased by 0.5%, as a percentage of revenue, for the balance of the company.

Gross profit. Gross profit increased 20.9% to $24.4 million for the three months ended September 30, 2002, compared to $20.2 million for 2001. Gross profit margin decreased to 18.7% for the three months ended September 30, 2002, compared to 19.1% for 2001. The decrease resulted from higher labor and infrastructure costs, as identified above, net of higher margins on new secure systems and infrastructure and information technology tasks, in conjunction with our improved realization of cost efficiencies, as a greater percentage of our work is performed under GSA schedule contracts.

General and administrative. General and administrative expenses increased 12.1% to $12.9 million for the three months ended September 30, 2002, compared to $11.5 million for 2001. The increased expense reflects providing for additional management personnel and infrastructure to support the growth of our business. As a percentage of revenues, general and administrative expenses decreased 1.0% over the comparable period during the prior year as a result of operating efficiencies.

Depreciation and amortization. Depreciation and amortization expense has decreased 24.5% for the three months ended September 30, 2002 compared to the prior year. Depreciation expense has increased slightly but amortization is significantly reduced as a result of our adoption of SFAS No. 142, which discontinues the amortization of acquired goodwill.

Income from operations. Income from operations increased 38.3% to $11.0 million for the three months ended September 30, 2002, compared with $7.9 million for 2001. The increase was primarily a result of the increase in revenues relative to the cost of services and administrative costs discussed above.

Income from continuing operations. Income from continuing operations increased 49.2% to $6.3 million for the three months ended September 30, 2002, compared to $4.2 million for 2001. The increase resulted from higher operating income, reduced interest expense and a lower effective tax rate. Comparative net interest expense decreased by 85.3% for the three months ended September 30, 2001 as a result of debt reduction and investment of our IPO proceeds. Our effective tax rate for the three months ended September 30, 2002 was 41.1%, compared to 42.4% for 2001, due primarily to the elimination of non-deductible goodwill amortization in current earnings.

Nine Months Ended September 30, 2002 Compared to the Nine Months Ended September 30, 2001

Revenues. Revenues increased 13.1% to $357.7 million for the nine months ended September 30, 2002, compared to $316.3 million for 2001. This increase is attributable primarily to additional work under contracts that were in existence during the prior year, and the new CECOM contract. Additional work from the Department of State and the Army for secure systems and infrastructure solutions and our acquisition of AEGIS, contributed significantly to the increased revenues. We derived approximately 39.6% of our revenues for the nine months ended September 30, 2002 from work under GSA schedule contracts, compared with approximately 31.1% for 2001. Subcontracts accounted for 9.2% of our revenue for the nine months ended September 30, 2002, compared with 8.4% for 2001.

Cost of services. Cost of services increased 13.0% to $291.9 million for the nine months ended September 30, 2002, compared to $258.4 million for 2001. As a percentage of revenues, cost of services decreased from 81.7% to 81.6%. Direct labor costs increased by 19.5%, while other direct costs increased by 4.7% over 2001. Material and subcontract costs increased to $113.7 million for the nine months ended September 30, 2002, compared to $108.6 million for 2001. The increase in material costs is primarily a result of increased secure systems and infrastructure contract work.

Gross profit. Gross profit increased 13.8% to $65.8 million for the nine months ended September 30, 2002, compared to $57.9 million for 2001. Gross profit margin increased to 18.4% for the nine months ended September 30, 2002, compared to 18.3% for 2001. The increase resulted from higher margins on new secure systems and infrastructure and information technology tasks, in conjunction with our improved realization of cost efficiencies, as a greater percentage of our work is performed under GSA schedule contracts.

General and administrative. General and administrative expenses increased 9.6% to $36.3 million for the nine months ended September 30, 2002, compared to $33.2 million for 2001. The increased expense reflects providing for additional management personnel and infrastructure to support the growth of our business. As a percentage of revenues, general and administrative expenses for the nine months ended September 30, 2002 decreased by 0.3% from 10.5% to 10.2% as a result of operating efficiencies.

Depreciation and amortization. Depreciation and amortization expense has decreased 34.4% to $1.6 million for the nine months ended September 30, 2002 compared to $2.5 million for the same period in 2001. Depreciation expense has increased slightly but amortization is significantly reduced as a result of our adoption of SFAS No. 142, which discontinues the amortization of acquired goodwill.

Income from operations. Income from operations increased 25.4% to $27.9 million for the nine months ended September 30, 2002, compared with $22.2 million for 2001. The increase was primarily a result of the increase in revenues relative to the cost of services discussed above.

Income from continuing operations. Income from continuing operations increased 35.8% to $16.5 million for the nine months ended September 30, 2002, compared to $12.2 million for 2001. The increase resulted from higher operating income, reduced interest expense and a lower effective tax rate. Comparative net interest expense decreased by 86.5% for the nine months ended September 30, 2001 as a result of debt reduction and investment of our initial public offering proceeds. Our effective tax rate for the nine months ended September 30, 2002 was 40.8%, compared to 42.7% for 2001, due primarily to the elimination of non-deductible goodwill amortization in current earnings.

Liquidity and Capital Resources

Our primary source of liquidity has been cash provided by operations and our revolving credit and term-loan facility. Proceeds from our initial public offering also provide a source of liquidity. We fund our operations primarily through cash provided by operating activities. Cash provided by operating activities of continuing operations was $4.7 million for the nine months ended September 30, 2002, a decrease of $7.9 million from the prior year. The primary reason for this decrease was increased contract receivables and decreased accounts payable offset by an increase in income from continuing operations. Cash tax payments for the nine months ended September 30, 2002, include $4.1 million associated with our conversion to an accrual-basis taxpayer.

Cash used in investing activities of continuing operations was $71.1 million for the nine months ended September 30, 2002, compared to $5.6 million for the prior year. Investment activities in 2002 included the acquisition of Aegis Research Corporation, purchase of property and equipment and investments in intellectual property.

Cash provided by financing activities of continuing operations was $64.1 million for the nine months ended September 30, 2002, compared to cash usage of $7.7 million for the nine months ended September 30, 2001. The net cash provided during 2002 is primarily the result of the net proceeds of our initial public offering, less amounts used to repay debt.

On August 5, 2002, we acquired all of the outstanding shares of Aegis Research Corporation (Aegis) for a cash purchase price of approximately $69.1 million. The acquisition has been accounted for using the purchase method of accounting. The purchase price has been allocated to the assets acquired and the liabilities assumed based upon their estimated fair market values. The balance of the purchase price was recorded as goodwill. The Company funded the acquisition using proceeds from its initial public offering.

On December 17, 2001, we executed a new Business Loan and Security Agreement with Citizens Bank of Pennsylvania, PNC Bank N.A., Branch Banking and Trust Company of Virginia, and Chevy Chase Bank, F.S.B. to refinance and replace our prior agreement. The new agreement provides for a $65.0 million revolving credit facility and a $6.4 million term loan. Under the term loan portion of the new agreement, the principal balance was payable in consecutive quarterly installments of $0.5 million on the last business day of each quarter commencing with the last business day of December 2001. The maturity date of the new agreement is December 31, 2004. Borrowings under the new agreement are collateralized by our eligible contract receivables, inventory, all of our stock in our subsidiaries and certain property and equipment and bear interest at the London Interbank Offering Rate (LIBOR), or the lender’s prime rate, plus market-rate spreads that are determined based on a Company leverage ratio calculation. The LIBOR spreads may range from 1.00% to 1.75% and the prime rate spreads may range from 0.00% to 0.50%. The term loan balance and accrued interest and all but $25.0 million of the revolving credit facility were repaid during the first quarter of 2002. At September 30, 2002, we had $25.0 million in borrowings outstanding under the agreement.

In January 1998, we executed a seven-year Subordinated Credit Agreement with First Source Financial LLP for $8.0 million to finance the redemption of preferred stock. The principal balance was payable in eight consecutive quarterly installments of $0.9 million on the first business day of each quarter commencing with the first business day of January 2003. A ninth and final payment was due on the last day of December 2004. The balance and accrued interest of this credit facility was repaid during the first quarter of 2002.

We believe the capital resources available to us under our credit agreements and cash from our operations are adequate to fund our ongoing operations and to support the internal growth we expect to achieve for at least the next 12 months. We anticipate financing our external growth from acquisitions as well as our longer-term internal growth through one or a combination of the following: cash from operations; additional borrowing; proceeds remaining from our initial public offering and additional issuances of equity; use of the existing revolving debt facility; or a refinancing of our credit facilities.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Our exposure to market risk for changes in interest rates relates primarily to the Company’s existing credit facility. During the first quarter of 2002, the Company had paid all but $25.0 million in borrowings outstanding under the agreement. A hypothetical 10% increase in interest rates would have increased our interest expense for the nine months ended September 30, 2002, by less than $0.1 million.

In December 2001, we entered into an interest swap agreement in order to reduce our exposure associated with the market volatility of interest rates. This agreement has a notional amount of $25.0 million and, as of September 30, 2002, had a rate of 6.83%. The value of the swap at September 30, 2002 was a negative $3.4 million.

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

ITEM 4. CONTROLS AND PROCEDURES

“Disclosure controls and procedures” are the controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports filed or submitted by it under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. These controls and procedures are designed to ensure that information required to be disclosed by an issuer in its Exchange Act reports is accumulated and communicated to the issuer’s management, including its principal executive and financial officers, as appropriate, to allow timely decisions regarding required disclosure.

Within the 90 days prior to the date of this report, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, the Company carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to the Exchange Act Rule 13a-14. Based upon the evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic SEC filings.

Since the evaluation, there were no significant changes in the Company’s internal controls or in other factors that could significantly affect the Company’s disclosure controls and procedures, and there were no corrective actions with regard to significant deficiencies or material weaknesses required.

PART II

ITEM 1. LEGAL PROCEEDINGS

The Company is subject to certain litigation and administrative proceedings discussed in the Company’s securities filings with the SEC, and other legal proceedings, claims and disputes which arise in the ordinary course of our business. Like most large government defense contractors, our contract costs are audited and reviewed on a continual basis by an in-house staff of auditors from the Defense Contract Auditing Agency. In addition, we routinely conduct our own internal reviews relating to our performance under our federal government contracts and our compliance with their terms. We are also subject from time to time to audits and investigations by other agencies of the federal government. These audits and investigations are conducted to determine if our performance and administration of our government contracts is compliant with contractual requirements and applicable federal statutes and regulations. An audit or investigation may result in a finding that our performance and administration is compliant or, alternatively, may result in the government initiating proceedings against us or our employees, including administrative proceedings seeking repayment of monies, suspension and/or debarment from doing business with the federal government or a particular agency, or civil or criminal proceedings seeking penalties and/or fines. Audits and investigations conducted by the federal government frequently span several years. Set forth below is a description of certain government audits or investigations to which we are subject in addition to routine audits of our contract costs.

Although the Company cannot predict the outcomes of any litigation or administrative proceedings, based on the information now available to it, and except as set forth below and as discussed elsewhere in the Company’s securities filings filed with the SEC, it does not believe that the ultimate resolution of these matters, either individually or in the aggregate, will have a material adverse effect on the business prospects, financial condition or operating results of the Company.

The Company was served with a grand jury subpoena issued by the United States District Court for the Eastern District of Virginia on August 17, 2001. The Company was advised by the U.S. Attorney’s Office for the Eastern District of Virginia that the investigation relates to whether the Company improperly charged a portion of its corporate merger and acquisition-related expenses and certain expenses of its Australian-based software consulting subsidiary (which is among the businesses included in discontinued operations) in a manner that would have resulted in those expenses being reimbursed by the U.S. government. As anticipated, the Company received a second grand jury subpoena seeking documents relating to this investigation on August 2, 2002. Based on the facts known to us as of the date of this report, we do not expect the consequences of the investigation will have a material adverse effect on our business prospects, financial condition or operating results. However this investigation is still on-going and it is not possible to tell how it may develop in the future. We are fully cooperating with the federal government’s investigation of this matter.

On October 9, 2002, we received a documents subpoena issued by the Department of Defense Office of Inspector General. The subpoena seeks the production of certain documents concerning a Department of Defense contract pursuant to which ManTech Solutions & Technologies Corp. performed personnel security clearance background checks for the Defense Security Service. We believe that the investigation relates, in part, to whether we improperly charged certain costs under the contract, as well as to the proprietary of the security clearances and credentials of certain subcontractors and individuals who provide services under the contract. This investigation is in its preliminary stages, and the facts still are being developed. We are cooperating with the government, but we cannot predict whether the consequences of the investigation will have a material adverse effect on our business prospects financial condition or operations. For additional information regarding the penalties to which we could be subject see the Risk Factors entitled “We must comply with complex procurement laws and regulations” and “Our employees or subcontractors may engage in misconduct or other improper activities” in the Company’s securities filings with the SEC.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

On February 6, 2002, our first registration statement, filed on Form S-1 (File No. 333-73946) under the Securities Act of 1933, relating to our initial public offering of Class A Common Stock, was declared effective, and on February 7, 2002, our registration statement filed under Rule 462(b) (File No. 333-82310) was declared effective. Under these registration statements, we registered a total of 7,200,000 shares of our Class A common stock, of which 6,866,667 shares were sold by us, and 333,333 shares were sold by the selling stockholder, who is our Chairman of the Board of Directors, Chief Executive Officer and President, and a 10% or greater stockholder. All such shares were sold at $16.00 per share on February 7, 2002. The managing underwriters for the offering were Jefferies & Company, Inc., Legg Mason Wood Walker, Incorporated and BB&T Capital Markets. Pursuant to the terms of the underwriting agreement described in the registration statements, the underwriters were entitled to elect, not later than March 9, 2002, to sell up to 1,080,000 additional shares of our Class A common stock, of which 696,487 shares were to be sold by us, and 383,513 shares were to be sold by the selling stockholder if the underwriters elected to sell all the additional shares. On February 12, 2002, the underwriters elected to sell an additional 1,080,000 shares, resulting in an aggregate offering price of $132,480,000, of which $121,010,464 pertained to shares sold by us and the remaining $11,469,536 pertained to shares sold by the selling stockholder. The total underwriting discount was approximately $9.3 million, of which the Company paid $8.5 million, and we incurred other expenses (including filing, legal and accounting fees) of approximately $2.5 million, none of which were paid to our directors or officers or their affiliates or to persons owning 10% or more of any class of our common stock or that of our affiliates. Our net proceeds from the offering were approximately $110.2 million. Proceeds from the offering were used to repay the principal and accrued interest outstanding under our term loan and under our subordinated debt, to pay off all but $25.0 million of principal owing under our revolving credit facility and to purchase Aegis Research Corporation on August 5, 2002 for $69.1 million. The principal and accrued interest under our term loan was $6.0 million, principal and accrued interest under our subordinated debt was $8.1 million, and the principal repayment under our revolving credit facility was $17.7 million.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5. OTHER INFORMATION

Forward Looking Statements

This quarterly report contains forward-looking statements that involve substantial risks and uncertainties. You can identify these statements by forward-looking words such as “may,” “will,” “expect,” “intend,” “anticipate,” “believe,” “estimate,” “continue” and other similar words. You should read statements that contain these words carefully because they discuss our future expectations, make projections of our future results of operations or financial condition or state other “forward-looking” information. We believe that it is important to communicate our future expectations to our investors. However, there may be events in the future that we are not able to accurately predict or control. The factors that could cause actual results to differ materially from those anticipated include, but are not limited to the following: a failure to successfully integrate ManTech Aegis Research Corporation into the Company’s operations or to realize any accretive effects from such acquisition, changes to the tax laws relating to the treatment and deductibility of goodwill or any change in the Company’s effective tax rate; additional costs associated with complying with the Sarbanes-Oxley Act of 2002, any proposed revisions or modifications to the NASDAQ listing standards, SEC rule changes or other corporate governance issues; failure of government customers to exercise options under contracts, funding decisions of U.S. Government projects; government contract procurement (such as bid protest) and termination risks; competitive factors such as pricing pressures and/or competition to hire and retain employees; material changes in laws or regulations applicable to the Company’s filings with the SEC. Our statements in this report are made as of November 14, 2002, and the Company undertakes no obligation to update any of the forward looking statements made herein, whether as a result of new information, future events, changes in expectations or otherwise.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(A) EXHIBITS

EXHIBIT NO.	DESCRIPTION

10.7
First Modification to Business Loan and Security Agreement by and between ManTech International Corporation and certain of it subsidiaries (individually, a “Borrower” and collectively, the “Borrowers”) and Citizens Bank of Pennsylvania (“Citizens”), PNC Bank, National Association (“PNC”), Branch Banking and Trust Company of Virginia, and Chevy Chase Bank, F.S.B. (collectively, the “Lenders”) dated as of July 1, 2002.

10.8
Second Modification to Business loan and Security Agreement by and between ManTech International Corporation and certain of its subsidiaries (individually, a “Borrower” and collectively, the “Borrowers”) and Citizens Bank of Pennsylvania (“Citizens”), PNC Bank, National Association (“PNC”), Branch Banking and Trust Company of Virginia, and Chevy Chase Bank, F.S. B. (collectively, the “Lenders”) dated as of July 9, 2002.

99.1	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code – Chief Executive Officer

99.2	Certification Pursuant to section 1350 of Chapter 63 of Title 18 of the United States Code – Chief Financial Officer

(B)	Reports on Form 8-K

8-K Filed on May 16, 2002 – GSA Backlog.
8-K Filed on August 20, 2002 – Acquisition of Aegis Research Corporation by ManTech International Corporation.
8-K/A Filed on October 18, 2002 – Financial Statements and Pro Forma Financial Information of the Acquisition of Aegis Research Corporation by ManTech International Corporation

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Fairfax in the Commonwealth of Virginia, on this 14th day of November, 2002.

MANTECH INTERNATIONAL CORPORATION
By:	/s/ George J. Pedersen
Name:	George J. Pedersen
Title:	Chairman of the Board of Directors,
Chief Executive Officer and President

By:	/s/ John A. Moore, Jr.
Name:	John A. Moore, Jr.
Title:	Director, Executive Vice President
and Chief Financial Officer

CERTIFICATION PURSUANT TO RULE 13A-14 OR 15D-14 OF THE SECURITIES
EXCHANGE ACT OF 1934, AS ADOPTED PURSUANT TO SECTION 302 OF THE
SARBANES-OXLEY ACT OF 2002

I, George J. Pedersen, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of ManTech International Corporation;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.
The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.
The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

By:	/s/ George J. Pedersen
Name:	George J. Pedersen
Title:	Chairman of the Board of Directors Chief Executive Officer and President

CERTIFICATION PURSUANT TO RULE 13A-14 OR 15D-14 OF THE SECURITIES
EXCHANGE ACT OF 1934, AS ADOPTED PURSUANT TO SECTION 302 OF THE
SARBANES-OXLEY ACT OF 2002

I, John A. Moore, Jr., certify that:

1.	I have reviewed this quarterly report on Form 10-Q of ManTech International Corporation;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.
The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.
The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

By:	/s/ John A. Moore, Jr.
Name:	John A. Moore, Jr.
Title:	Director, Executive Vice President and Chief Financial Officer