Form 10-K
period 2002-12-31
MANTECH INTERNATIONAL CORP
filed 2003-03-31
CIK 892537

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒  Yes  ☐  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).  ☐  Yes  ☒  No

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of June 30, 2002, was approximately $385,000,000 (based on the closing price of $23.99 per share on June 28, 2002, as reported by NASDAQ). For this computation, the Registrant used the total shares as of December 31, 2002 and excluded the market value of all shares of its common stock reported as beneficially owned by named executive officers and directors of the Registrant; such exclusion shall not be deemed to constitute an admission that any such person is an “affiliate” of the registrant.

        Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of February 28, 2003: ManTech International Corp. Class A Common Stock, $.01 par value, 16,283,173 shares; ManTech International Corp. Class B Common Stock, $.01 par value, 15,631,004 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the definitive Proxy Statement to be used in connection with the ManTech International Corporation 2003 Annual Meeting of stockholders, to be held on June 25, 2003, and to be mailed to stockholders of record as of April 30, 2003, are incorporated by reference into Items 10, 11, 12, and 13 of Part III of this Annual Report on Form 10-K.

PART I

ITEM 1. BUSINESS

This annual report contains forward-looking statements that involve substantial risks and uncertainties. You can identify these statements by forward-looking words such as “may,” “will,” “expect,” “intend,” “anticipate,” “believe,” “estimate,” “continue” and other similar words. You should read statements that contain these words carefully because they discuss the Company’s future expectations, make projections of the Company’s future results of operations or financial condition or state other “forward-looking” information. The Company believes that it is important to communicate the Company’s future expectations to its investors. However, there may be events in the future that the Company is not able to accurately predict or control. The factors listed in the sections captioned “Risks Related to the Company’s Business” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” as well as any cautionary language in this annual report, provide examples of risks, uncertainties and events that may cause the Company’s actual results to differ materially from the expectations the Company describes in its forward-looking statements.

Unless the context indicates otherwise, the terms “Company” and “ManTech” as used in Parts I and II, include both ManTech International Corporation and its consolidated subsidiaries. The term “Registrant”, as used in Parts I and II, refers to ManTech International Corporation only.

Business Overview

ManTech International Corporation delivers a broad array of information technology and technical services solutions to U.S. federal government customers, focusing primarily on critical national defense programs for the intelligence community and Department of Defense. With 2002 revenue of $500.2 million, ManTech designs, develops, procures, implements, operates, tests and maintains mission-critical, enterprise information technology and communication systems and intelligence processing infrastructures for the Company’s federal government customers. Many of the Company’s 4,436 employees have military or intelligence experience and high level security clearances that allows the Company to work with its customers in highly classified environments and at front-line deployments in the United States and 34 countries globally.

The Company was founded in 1968 and has exhibited strong growth and profitability since 1980 largely as a result of successful long-standing relationships with its customers, having supported many of them for 15 to 30 years. For the years ended December 31, 2002, 2001 and 2000, approximately 86.7%, 85.1% and 84.0%, respectively, of the Company’s revenues were derived from its customers in the intelligence community and Department of Defense. These customers include the Office of the Secretary of Defense; the Department of State; various intelligence agencies; the U.S. Army, Navy, Air Force and Marine Corps; and joint military commands. The Company also provides solutions to federal government civilian agencies, including NASA, EPA and the Departments of Justice, Commerce and Energy, as well as to state and local governments and commercial customers.

ManTech’s Services

The Company delivers comprehensive information technology and technical services solutions for mission-critical, enterprise information technology and communication systems through three principal areas of expertise, which are offered separately or in combination across the Company’s customer base:

Secure Systems and Infrastructure Solutions

The Company provides a broad range of solutions to enhance systems and network availability and mission-critical performance of its customers’ hardware, software, computer, network and telecommunication assets, including:

Intelligence Operations. The Company provides services for strategic and tactical intelligence systems, networks and facilities in support of the intelligence community and Department of Defense. To support classified systems and facilities designed to collect, analyze, process and report on signals intelligence, the Company develops and integrates advanced signal processing systems and new signal processing techniques. The Company’s intelligence-related services also include the design, rapid development and prototyping, integration and management of real-time signal processing systems. For example, when an adversary implements a new communication technique or protocol, the Company provides rapid prototyping and re-engineering services, which enable its customers in the intelligence community to decipher and exploit the communications.

Communication Systems and Infrastructure Support. The Company designs, develops, modifies and maintains secure communication systems and network infrastructures. This process involves evaluating industry standards, systems architectures and applications in order to recommend and develop technology solutions and integrate them into a customer’s secure communication systems. The Company also procures, installs and tests new voice, data and video communication systems. For example, the Company provided a comprehensive communication network infrastructure and systems solution in relocating, re-establishing and upgrading a major military command headquarters from Panama to Miami, Florida. The Company integrated the customer’s classified and unclassified information processing and telecommunication network without disruption to the command mission.

Safeguarding Critical Infrastructures. The Company identifies potential foreign and domestic threats, including terrorism, to quantify exposure to the threats and recommend prudent countermeasures. The Company’s capabilities include threat definition and modeling, vulnerability identification, adversary characterization, lethal force defense analysis, security life-cycle planning and management, physical and cyber countermeasure optimization techniques and operations security assessments. For example, to assist the Department of State in addressing the requirements of Presidential Decision Directive 63, which requires all government agencies to identify and safeguard critical infrastructures from all forms of threats, the Company provides on-going support in the department-wide vulnerability assessments of their critical infrastructure and resources and performs worldwide network management and other integrated security services.

Information Assurance. The Company provides comprehensive information assurance programs that assess and implement integrated physical, technical, operations, personnel, computer and communication security requirements, including disaster recovery assessment. The Company’s services include systems security architecture development, test and evaluation, certification and accreditation support and compliance audits and inspections. The Company offers information assurance support for both classified and unclassified systems. For example, for the Department of State, the Company designs and implements networks and host-based intrusion detection programs that are compatible with their evolving virtual private network architecture.

Secrecy Management and Program Security Architecture. The Company provides secrecy management and security infrastructure services for highly classified programs including intelligence operations and military programs. Due to the highly sensitive and classified nature of these programs, opportunities are often limited to a select number of providers that possess the requisite capabilities, qualifications and special access clearances. The Company’s involvement in these programs often begins in the initial or concept phase. The Company identifies critical elements that require protection and then helps design the program to protect those critical elements throughout the program life cycle. The Company provides secrecy and security services including vulnerability assessment, exposure analysis, secrecy architecture design, security policy development and implementation, life cycle acquisition program security, system security engineering, security awareness and training, comprehensive security support services and technical certification and accreditation services. For example, the Company provides special access security support to the Joint Strike Fighter Program and the Department of Defense Counterintelligence Field Activity Office.

Information Technology Solutions

The Company provides a broad range of information technology solutions to its customers, including:

Systems integration services. The Company performs comprehensive systems integration of hardware and software components for the Company’s government and commercial customers using commercial products and its customers’ proprietary software and legacy applications. The Company analyzes customer information systems, applications and platforms and develops solutions to sustain or extend systems performance and availability. For example, as a subcontractor on the Navy-Marine Corps Intranet program, the Company is transitioning legacy software applications to a standardized, end-to-end systems infrastructure for voice, video and data. This includes support of over 10,000 critical legacy business applications serving 350,000 Navy personnel, which must be migrated to the new program architecture. The Company also develops and provides specialized training programs for information systems, including interactive electronic training and technical manuals and enterprise-wide distance learning programs. The Company is working with the Internal Revenue Service’s General Business Institute to design, develop and implement a web-based training management and delivery solution that provides access to more than 100 training courses via their intranet or the Internet.

In addition, the Company performs database conversion and application migration services for its customers. For example, the Company developed a software tool that enhances its database conversion and application migration services. This solution automates the database conversion process to enable better, faster and less expensive conversions and migrations.

Enterprise application solutions. The Company designs, develops, implements, tests, maintains and web enables software applications for its customers’ information systems and network infrastructures. The Company provides comprehensive e-commerce services, including web development efforts, that focus on designing and maintaining scalable, interoperable, reliable and portable end-to-end information management solutions. The Company’s e-commerce services also include global web-based collaboration, electronic cataloging, automated document imaging and business process re-engineering. For example, as part of the Company’s business process re-engineering services, the Company is working with the Office of the Secretary of Defense to develop industry-wide electronic data interchange standards.

The Company designs, develops and implements electronic data interchange solutions, which enable different entities to communicate and execute orders and transactions electronically. For example, the Company developed an electronic data interchange solution for the Defense Commissary Agency, which operates over 370 commissaries worldwide. The Company also currently provides a web-based integrated solution for managing millions of vital records that document births, deaths, marriages and divorces for several state and local governments.

The Company’s information technology solutions allow end-users insight into and control over supply chain management. The Company has developed and implemented logistics management information systems for the Navy for more than 20 years, including the sophisticated Naval Aviation Logistics Command Management Information System application, which is used on every ship in the Navy and at over 450 shore facilities. The Company has also expanded its services for the Navy in this area so that it now develops, maintains and provides continuous systems process improvements for 19 other information systems as part of the Navy Tactical Command Support System, which automates numerous logistics functions. Applications the Company designed for the Navy have been adopted for use by other agencies, including the Marine Corps, the White House Communications Agency and three NASA centers.

Systems/network maintenance services. The Company has extensive experience in maintaining a wide range of information management resources for its customers. The Company performs comprehensive systems administration, including 24x7 support for continuous mission operations. For example, for the Army, the Company provides systems administration and help desk functions at a domestic location for a command and management system, as well as help desk functions in an overseas remote location that supports 1,500 users. For this customer, the Company also provides on-site support for the command and management system workstations and networks located throughout countries in Central and South America.

Systems Engineering Solutions

The Company offers its customers a broad range of systems engineering solutions, including:

Systems engineering services. The Company performs comprehensive systems engineering services to analyze and develop solutions for customer hardware and software requirements. The Company also evaluates existing systems designs to determine if performance enhancements or cost savings can be derived through the integration of current technologies. For more than 15 years, the Company has provided a broad range of systems engineering services to analyze acoustic data requirements and develop instrumentation to assist the Navy in maintaining or increasing the acoustical advantages of U.S. submarines. As part of these services, the Company has developed a wide range of hull-mounted and towed array sonar systems and acoustic measurement systems. The Company also provides systems engineering and technical services that support the design and installation of communication, intelligence, electronic warfare and information systems aboard Navy and Coast Guard ships and at shore-based facilities.

Testing and evaluation. For the past three decades, the Company has tested complex and mission-critical hardware and software systems used by the Army, Navy and NASA. The Company has played key roles in improving the performance, reliability, maintainability, supportability and weapons effectiveness of in-service rotary and fixed wing platforms, including the F/A-18E/F Super Hornet, and their associated ordnance. The Company is participating in development of plans for testing and evaluating the Joint Strike Fighter. The Company also performs submarine and surface ship acoustical trials to evaluate stealth abilities and to maintain the acoustical credibility of U.S. submarines. The Company has performed acoustic testing for every operational class of Navy combat vessel, both surface and submarine, in use today.

Through its work at NASA’s Goddard Space Flight Center, the Company’s space payload test and integration services have supported every in-house earth orbit program since 1971. The Company conducts a broad range of tests, including structural, acoustics, vibration, space simulation and electromagnetic tests, to certify that all flight hardware can withstand the extreme conditions of space flight. The Company has won recognition within both Goddard and the NASA community for its test, integration, transportation and launch site support of the Hubble Space Telescope repair and servicing missions. For example, the Company received the Goddard Contractor Excellence Award for 2000.

The Company also designs, manufactures and produces automated test technology for military and commercial customers. For example, the Company is the prime contractor for the U.S. Marine Corps Third Echelon Test System, a mobile testing platform that is designed to provide electronic repair support on the front lines of the battlefield.

The Company’s services also include its environmental science, toxicology and ecology research and development services for the EPA, including assessing the human health impacts of a wide variety of airborne and waterborne contaminants, monitoring and predicting exposures, understanding exposure routes in the event of a release of chemicals or biological agents and modeling migration strategies to predict the movement of airborne and waterborne contaminants. In response to the September 11, 2001 terrorist attacks, the Company was asked by the EPA’s National Exposure Research Laboratory to assemble and calibrate equipment for monitoring pollutants released around the collapsed World Trade Center complex. In less than 48 hours, the Company defined monitoring needs and configured equipment in a mobile laboratory that was delivered to the World Trade Center site to collect and evaluate samples of contaminants.

Independent validation and verification. The Company performs tests to certify that new systems or upgraded systems operate in accordance with their design requirements. For example, the Company has performed certification services for aircraft weapon systems in support of U.S. Naval Air Systems Command programs.

ManTech’s Customers

The Company’s customers include U.S. federal government intelligence, military and civilian agencies, state and local governments and commercial customers. The Company has successful, long-standing relationships with its customers, having supported many of them for 15 to 30 years. Representative customers include:

•	Intelligence and Department of Defense Customers

❑	Office of the Secretary of Defense

❑	U.S. Army, Navy, Air Force and Marine Corps

❑	Multiple Intelligence and Classified Agencies

❑	Department of State

❑	National Reconnaissance Office

❑	Defense Information Systems Agency

❑	Defense Logistics Agency

❑	Defense Commissary Agency

❑	Joint Interoperability Test Command

•	Civilian Agencies or Departments

❑	Department of Energy

❑	Department of Justice

❑	National Aeronautics and Space Administration

❑	Environmental Protection Agency

❑	Internal Revenue Service

❑	National Institutes of Health, including the National Cancer Institute

The Company’s revenues derived from its federal government customers, consisting primarily of customers in the intelligence community and Department of Defense, accounted for approximately 96.3%, 96.2% and 96.1% of its revenues for 2002, 2001 and 2000, respectively. The Company’s federal government customers typically exercise independent contracting authority, and even offices or divisions within an agency or department may directly, or through a prime contractor, use the Company’s services as a separate customer so long as that customer has independent decision-making and contracting authority within its organization. For example, under a blanket purchasing agreement with one of the Army’s contracting agencies, program managers throughout the Army and from other services and defense agencies are able to purchase a wide range of the Company’s solutions. Even though task orders under this agreement together accounted for 10.0% of the Company’s revenues for the year ended December 31, 2002, no one task order represented more than 2.5% of the Company’s revenues during that period.

For 2002 and 2001, the Company derived 9.2% and 8.1%, respectively, of its revenues through relationships with prime contractors, who contract directly with the customer and subcontract to the Company.

Foreign Operations

In 2002, 99.4% of the Company’s revenue was derived from services provided under contracts with U.S.-based customers and 0.6% of 2002 revenue came from contracts with foreign customers. In 2001, 98.6% and 1.4% of revenue was derived from services provided for U.S. and foreign-based customers, respectively. In 2000, 98.7% and 1.3% of revenue was derived from services provided for U.S. and foreign-based customers, respectively. The Company treats sales to United States government customers as sales within the United States, regardless of where the services are performed.

Backlog and GSA Schedule Contract Value

At December 31, 2002, the Company’s backlog was $1,354.8 million, of which $196.7 million was funded backlog. At December 31, 2001, the Company’s backlog was $907.5 million, of which $206.8 million was funded backlog. In addition, the Company estimates its GSA schedule contract value at December 31, 2002 was $914.8 million. At December 31, 2001, the Company estimates its GSA schedule contract value was $864.8 million. Backlog, funded backlog and GSA schedule contract value represent estimates that the Company calculates on the bases described below. The Company expects that more than 94.0% of its funded backlog at December 31, 2002 will be recognized as revenues prior to December 31, 2003.

The Company defines backlog as its estimate of the remaining future revenues from existing signed contracts, assuming the exercise of all options relating to such contracts and including executed task orders issued under GSA schedule contracts. This includes an estimate of revenues for solutions that the Company believes it will be asked to provide in the future under the terms of executed multiple-award contracts in which the Company is not the sole provider, meaning that the customer could turn to companies other than ManTech to fulfill the contract. It also includes an estimate of revenues from indefinite delivery, indefinite quantity contracts, which specify a maximum, but only a token minimum, amount of goods or services that may be provided under the contract. Backlog does not include the value for contracts where the Company has been given permission by the customer to begin or continue working, but where a formal contract or contract extension has not yet been signed.

The Company defines funded backlog to be the portion of backlog for which funding currently is appropriated and allocated to the contract by the purchasing agency or otherwise authorized for payment by the customer upon completion of a specified portion of work. The Company’s funded backlog does not include the full value of its contracts, because Congress often appropriates funds for a particular program or contract on a yearly or quarterly basis, even though the contract may call for performance that is expected to take a number of years.

At December 31, 2002, the Company’s backlog included $270.0 million of revenues for solutions pursuant to task orders that have been executed under GSA schedule contracts, of which $63.4 million was included in funded backlog. The amount of the Company’s revenues generated under GSA schedule contracts has increased in recent years. Specifically, for the years ended December 31, 2002, 2001 and 2000, funded awards under GSA schedule contracts were $177.5 million, $155.6 million and $135.2 million, respectively. The Company believes that potential GSA schedule contract revenues are not fully reflected in traditional backlog calculations because, as described below, while GSA schedule contracts provide the Company’s customers with the flexibility to obtain the Company’s solutions through a streamlined procurement process, they do not provide for fixed, minimum or maximum purchase commitments. Therefore, the Company has developed a method of calculating GSA schedule contract value that it uses to evaluate estimates for the amount of revenues that it may receive under its GSA schedule contracts. For these purposes, the Company determines GSA schedule contract value by multiplying the average monthly amount of funded work that it has been awarded under each of its GSA schedule contracts over the past twelve months, by the number of months remaining in the term of those contracts, including under existing options, except that the Company does not take into account remaining contract terms of more than 72 months.

GSA schedule contracts are competitively awarded government-wide acquisition contracts negotiated and awarded by the General Services Administration and effectively act as fixed-price or time-and-materials contracts which government agencies may, but are not required to, use to purchase professional services and information technology products at predetermined ceiling prices, terms and conditions. Many of the Company’s customers are authorized to use GSA schedule contracts through blanket purchase agreements, which operate similarly to GSA schedule contracts by permitting one or more federal agencies to purchase professional services or products from technology service providers at predetermined prices, terms and conditions. GSA schedule contracts are master agreements that do not, by themselves, authorize the delivery of services or products. Therefore, even though the Company has been awarded a GSA schedule contract or blanket purchase agreement, it often must actively solicit post-award sales, and it remains difficult for it to estimate the amount of work, if any, it will obtain under the contract.

GSA schedule contracts benefit the Company’s federal government customers in a number of ways. First, they provide customers a streamlined means to competitively obtain professional services and technology products, allowing for a more efficient and timely procurement process. Second, because the Company must actively promote its services and technology to obtain work under these types of agreements, the customer benefits from continued competition. Third, as with fixed-price or time-and-materials contracts, GSA schedule contracts shift the risks of cost overruns to the technology service provider and promote effective contract management and cost-efficiencies by allowing the technology service provider to receive the benefit of cost savings that it generates. Although the Company must compete for or solicit individual task orders under GSA schedule contracts, it has found that GSA schedule contracts benefit companies such as ManTech that can respond quickly to emerging customer requirements and can manage contract performance efficiently. Finally, as with traditional fixed-price contracts, GSA schedule contracts involve greater financial risk, but the Company believes they offer opportunities for higher profitability because the Company bears the impact of cost overruns and receives the benefit of cost savings.

Changes in the amount of the Company’s backlog, funded backlog and GSA schedule contract value result from potential future revenues from the execution of new contracts or the extension of existing contracts, reductions from contracts that end or are not renewed, reductions from the early termination of contracts, and adjustments to estimates of previously included contracts. Changes in the amount of the Company’s funded backlog and GSA schedule contract value also are affected by the funding cycles of the government. These estimates of future revenues are necessarily inexact and the receipt and timing of any of these revenues is subject to various contingencies, many of which are beyond the Company’s control. The actual accrual of revenues on programs included in backlog, funded backlog and GSA schedule contract value may never occur or may change because a program schedule could change or the program could be canceled, a contract could be modified or canceled, an option that the Company has assumed would be exercised is not exercised or initial estimates regarding the level of solutions that the Company may provide could prove to be wrong. For the same reason, the Company believes that period-to-period comparisons of backlog, funded backlog and GSA schedule contract value are not necessarily indicative of future revenues that it may receive.

Employees

As of December 31, 2002, the Company had 4,436 employees.

Over 4,000 of the Company’s employees are technical and service professionals and managers, and over 400 are in administrative or executive functions. Approximately 185 of the Company’s employees, all of whom are located at NASA’s Goddard Space Flight Center, are represented by the International Brotherhood of Electrical Workers union under a collective bargaining agreement which is due to expire in June 1, 2005. The Company has not experienced any work stoppage or strike by these employees.

The Company believes it is successful in retaining its employees by offering competitive salary structures, attractive incentive compensation and benefits programs, career growth opportunities, flexible work assignments and the opportunity to perform mission-critical services, often in classified environments. The Company’s current employees are offered an opportunity to respond to new job opportunities before the Company pursues external recruiting. The Company considers its relations with employees to be good.

Seasonality and Cyclicality

The Company believes that its business may be subject to seasonal fluctuations. The federal government’s fiscal year end can trigger increased purchase requests from customers for equipment and materials. Any increased purchase requests the Company receives as a result of the federal government’s fiscal year end would serve to increase the Company’s fourth quarter revenues but will generally decrease profit margins for that quarter, as these activities typically are not as profitable as the Company’s normal service offerings. In addition, expenditures by the Company’s customers tend to vary in cycles that reflect overall economic conditions as well as budgeting and buying patterns. The Company’s revenue has in the past been, and may in the future be, materially affected by a decline in the defense budget or in the economy in general. Such future declines could alter the Company’s current or prospective customers’ spending priorities or budget cycles or extend the Company’s sales cycle.

Corporate History

The Company is a corporation incorporated in Delaware and is the successor by merger to ManTech International Corporation, a New Jersey corporation. As a result of the merger, the Company reincorporated from New Jersey to Delaware and recapitalized its common stock. The Company’s predecessor corporation had three classes of stock outstanding prior to the effective date of the merger: Class A common stock, Class B common stock and Class C common stock, of which the Class B common stock was redeemable and, therefore, not counted as equity for accounting purposes. On the effective date of the merger, each outstanding share of the New Jersey corporation’s common stock was exchanged for one share of the Company’s Class A common stock or for one share of the Company’s Class B common stock. Immediately after the merger, the Company effected a 16.3062-for-one stock split of the Company’s Class A common stock and Class B common stock. The holders of each share of Class A common stock are entitled to one vote per share, and the holders of each share of Class B common stock are entitled to ten votes per share. For purposes of this report, unless stated otherwise, all references to common stock refer to shares of the Delaware corporation after giving effect to the reincorporation, recapitalization and stock split, other than with respect to the historical consolidated financial statements.

The Company completed its initial public offering of Class A common stock on February 12, 2002, raising net proceeds of approximately $110.2 million for the Company. The Company completed its follow-on public offering of Class A common stock on December 20, 2002, raising net proceeds of approximately $90.9 million for the Company. The Registrant’s Class A common stock is traded on the NASDAQ Stock Market’s National Market under the symbol “MANT”.

Competition

The Company believes that the major competitive factors in its market are distinctive technical competencies, intelligence and military work experience, price of services, successful past contract performance, reputation for quality and key management with domain expertise. The Company’s key competitors currently include divisions of large defense contractors, such as BAE SYSTEMS, plc, Lockheed Martin Corporation, Northrop Grumman Corporation, Raytheon Company and TRW Inc., as well as information technology service companies, such as Affiliated Computer Systems, Inc., Anteon International Corporation, Booz Allen & Hamilton, CACI International, Inc., Computer Sciences Corporation, DynCorp, Electronic Data Systems Corporation, Science Applications International Corporation, Titan Corporation, Unisys Corporation and Veridian Corporation.

Recent Developments

Acquisition of Integrated Data Systems. On February 28, 2003, the Company acquired Integrated Data Systems (IDS), a Virginia-based software development and systems integration/networking services company supporting national intelligence and Department of Defense customers. Under the terms of the merger agreement, IDS became a wholly owned subsidiary of ManTech International Corporation operating under the new name ManTech Integrated Data Systems Corporation. The Company paid $57.7 million in cash plus approximately $5.0 million in estimated purchase price adjustments to acquire IDS. The transaction is also subject to an earnout provision. The acquisition also provides a cash tax savings to the Company due to the deductibility of goodwill and related intangibles of approximately $22.5 million over 15 years. The goodwill is deductible because the shareholders of IDS made a section 338(h)(10) election under the federal Tax Code. The revenues of IDS for calendar year 2002 were approximately $40.0 million, up from $21.0 million in 2001. The Company funded the acquisition using proceeds from its follow-on public offering completed in December 2002. IDS delivers technology solutions and products in four core areas: software development, systems engineering/networking, information assurance, and government acquisition/procurement support software. IDS has developed secure, advanced messaging and collaboration applications and solutions in support of a wide variety of national security networks and systems. IDS is also one of Microsoft’s leading certified partners supporting U.S. Government classified intelligence community programs. Many of the 230 IDS employees have military or intelligence experience.

Acquisition of MSM Security Services, Inc. The Company acquired MSM Security Services, Inc. (MSM), a Maryland-based provider of Personnel Security Investigation (PSI) services to the U.S. Government, effective March 1, 2003. Under the terms of the merger agreement, MSM became a wholly owned subsidiary of ManTech International Corporation operating under the new name ManTech MSM Security Services, Inc. The Company paid $1.9 million in cash and the repayment at closing of existing MSM debt of $2.7 million. The purchase price is subject to certain post-closing adjustments and also includes an earnout provision. MSM’s revenue in calendar year 2002 was approximately $19.9 million. The Company funded this acquisition using proceeds from its follow-on public offering completed in December 2002. MSM specializes in PSI services for the United States Government, having completed over 250,000 background investigations since its founding in 1978. MSM employs approximately 100 staff. MSM also developed and maintains a nationwide network of approximately 1,800 experienced contract investigators that support the company’s mission. MSM has active investigation contracts to support the United States Customs Service, Defense Security Service (DSS), the intelligence community, and other federal government agencies.

Company Information Available on the Internet

The Company’s internet address is www.mantech.com. The Company makes available free of charge through its internet site, via a hyperlink to the U.S. Securities and Exchange Commission EDGAR filings web site, its annual reports on Form 10-K; quarterly reports on Form 10-Q; current reports on Form 8-K; and any amendments to those reports filed or furnished pursuant to the Securities Exchange Act of 1934, or the “Exchange Act,” as soon as reasonably practicable after such material is electronically filed with, or furnished to, the U.S. Securities and Exchange Commission.

Risks Related to The Company’s Business

The Company is dependent on contracts with the U.S. Federal Government for substantially all of its revenues.

The Company expects that federal government contracts will continue to be the primary source of its revenues for the foreseeable future. The Company’s revenues derived from its federal government customers, consisting primarily of customers in the intelligence community and Department of Defense, accounted for approximately 96.3%, 96.2% and 96.1% of its revenues for 2002, 2001 and 2000, respectively. If the Company was suspended or debarred from contracting with the federal government generally, or any significant agency in the intelligence community or Department of Defense, if the Company’s reputation or relationship with government agencies were impaired, or if the government otherwise ceased doing business with the Company or significantly decreased the amount of business it does with the Company, the Company’s business, prospects, financial condition or operating results could be materially harmed.

Federal government spending priorities may change in a manner adverse to the Company’s business.

The Company’s business depends upon continued federal government expenditures on intelligence, defense and other programs that the Company supports. The overall U.S. defense budget declined from time to time in the late 1980s and the early 1990s. While spending authorizations for intelligence and defense-related programs by the government have increased in recent years, and in particular after the September 11, 2001 terrorist attacks, future levels of expenditures and authorizations for those programs may decrease, remain constant or shift to programs in areas where the Company does not currently provide services. A significant decline in government expenditures, or a shift of expenditures away from programs that the Company supports, could adversely affect the Company’s business, prospects, financial condition or operating results.

Federal government contracts contain provisions that are unfavorable to the Company.

Federal government contracts contain provisions and are subject to laws and regulations that give the government rights and remedies not typically found in commercial contracts, including allowing the government to:

•	Terminate existing contracts for convenience, as well as for default;

•	Reduce or modify contracts or subcontracts;

•	Cancel multi-year contracts and related orders if funds for contract performance for any subsequent year become unavailable;

•	Decline to exercise an option to renew a multi-year contract;

•	Claim rights in products and systems produced by the Company;

•	Suspend or debar the Company from doing business with the federal government or with a governmental agency; and

•	Control or prohibit the export of the Company’s products.

If the government terminates a contract for convenience, the Company may recover only its incurred or committed costs, settlement expenses and profit on work completed prior to the termination. If the government terminates a contract for default, the Company may not recover even those amounts, and instead may be liable for excess costs incurred by the government in procuring undelivered items and services from another source. As is common with government contractors, some of the Company’s contracts have had or are currently experiencing performance issues. The Company has received and may in the future receive show cause or cure notices under contracts that, if not addressed to the government’s satisfaction, could give the government the right to terminate those contracts for default or to cease procuring the Company’s services under those contracts in the future.

The Company must comply with complex procurement laws and regulations.

The Company must comply with and is affected by laws and regulations relating to the formation, administration and performance of federal government contracts, which affect how it does business with its customers and may impose added costs on its business. For example, the Company is subject to the Federal Acquisition Regulations and all supplements, which comprehensively regulate the formation, administration and performance of federal government contracts, and to the Truth in Negotiations Act, which requires certification and disclosure of cost and pricing data in connection with contract negotiations. The Company’s performance under its federal government contracts and its compliance with the terms of those contracts are subject to periodic review by the Company’s contracting agency customers. In addition, the Company routinely conducts its own internal reviews relating to its performance under the Company’s federal government contracts and its compliance with their terms. From time to time, such internal reviews and reviews by government contracting agencies result in discoveries by the Company or by the Company’s government contract customers of occurrences of non-compliance by the Company with the terms of its contracts. If a government review or investigation uncovers improper or illegal activities, the Company may be subject to civil or criminal penalties or administrative sanctions, including termination of contracts, forfeiture of profits, suspension of payments, fines and suspension or debarment from doing business with federal government agencies, and may suffer reputational harm which could impair the Company’s ability to win awards of contracts in the future or receive renewals of existing contracts. If the Company is subject to civil and criminal penalties and administrative sanctions or suffers reputational harm, its business, prospects, financial condition or operating results could be materially harmed. From time to time in the past, the Company has been subject to government investigations. Currently, it is subject to certain government investigations. For additional information regarding these investigations, see “Item 3—Legal Proceedings.” In addition, the Company is subject to industrial security regulations of Department of Defense and other federal agencies that are designed to safeguard against foreigners’ access to classified information. If the Company were to come under foreign ownership, control or influence, its federal government customers could terminate or decide not to renew its contracts, and it could impair the Company’s ability to obtain new contracts. The government may reform its procurement practices or adopt new contracting rules and regulations, including cost accounting standards, that could be costly to satisfy or that could impair the Company’s ability to obtain new contracts.

The Company faces competition from other firms, many of which have substantially greater resources.

The Company operates in highly competitive markets and generally encounters intense competition to win contracts. The Company competes with many other firms, ranging from small, specialized firms to large diversified firms, many of which have substantially greater financial, management and marketing resources than the Company does. The Company’s competitors may be able to provide the Company’s customers with different or greater capabilities or benefits than the Company can provide in areas such as technical qualifications, past contract performance, geographic presence, price and the availability of key professional personnel. The Company’s failure to compete effectively with respect to any of these or other factors could have a material adverse effect on its business, prospects, financial condition or operating results. In addition, the Company’s competitors also have established or may establish relationships among themselves or with third parties to increase their ability to address the Company’s customers’ needs. Accordingly, it is possible that new competitors or alliances among competitors may emerge.

The Company derives significant revenues from contracts awarded through a competitive bidding process.

The Company derives significant revenues from federal government contracts that were awarded through a competitive bidding process. For example, after giving effect to the Company’s acquisition of ManTech Aegis Research Corporation and ManTech CTX Corporation, in each of the past three fiscal years, nine out of the Company’s ten largest contracts, in terms of revenues, were awarded through a competitive bidding process. Much of the business that the Company expects to seek in the foreseeable future likely will be awarded through competitive bidding. Competitive bidding presents a number of risks, including the:

•	Need to bid on programs in advance of the completion of their design, which may result in unforeseen technological difficulties and cost overruns;

•	Substantial cost and managerial time and effort that the Company spends to prepare bids and proposals for contracts that may not be awarded to the Company;

•	Need to accurately estimate the resources and cost structure that will be required to service any contract the Company is awarded; and

•	Expense and delay that may arise if the Company’s competitors protest or challenge contract awards made to the Company pursuant to competitive bidding, and the risk that any such protest or challenge could result in the resubmission of bids on modified specifications, or in termination, reduction or modification of the awarded contract.

The Company may not be provided the opportunity in the near term to bid on contracts that are held by other companies and are scheduled to expire if the government determines to extend the existing contract. If the Company is unable to win particular contracts that are awarded through the competitive bidding process, it may not be able to operate in the market for services that are provided under those contracts for a number of years. If the Company is unable to consistently win new contract awards over any extended period, its business and prospects will be adversely affected.

Failure to maintain strong relationships with other contractors could result in a decline in the Company’s revenues.

For the years ended December 31, 2002 and 2001, the Company derived 9.2% and 8.1%, respectively, of its revenues from contracts in which it acted as a subcontractor to other contractors or to joint ventures which the Company and other contractors have formed to bid on and execute particular contracts or programs. The Company expects to continue to depend on relationships with other contractors for a portion of its revenues in the foreseeable future. The Company’s business, prospects, financial condition or operating results could be adversely affected if other contractors eliminate or reduce their subcontracts or joint venture relationships with the Company, either because they choose to establish relationships with the Company’s competitors or because they choose to directly offer services that compete with the Company’s business, or if the government terminates or reduces these other contractors’ programs or does not award them new contracts.

The Company may not receive the full amount authorized under contracts that it has entered into and may not accurately estimate its backlog and GSA schedule contract value.

The maximum contract value specified under a government contract that the Company enters into is not necessarily indicative of revenues that it will realize under that contract. For example, the Company derives some of its revenues from government contracts in which the Company is not the sole provider, meaning that the government could turn to other companies to fulfill the contract, and from indefinite delivery, indefinite quantity contracts, which specify a maximum but only a token minimum amount of goods or services that may be provided under the contract. In addition, Congress often appropriates funds for a particular program on a yearly basis, even though the contract may call for performance that is expected to take a number of years. As a result, contracts typically are only partially funded at any point during their term, and all or some of the work to be performed under the contracts may remain unfunded unless and until Congress makes subsequent appropriations and the procuring agency allocates funding to the contract. Nevertheless, the Company looks at these contract values, including values based on the assumed exercise of options relating to these contracts, in estimating the amount of the Company’s backlog. Because the Company may not receive the full amount it expects under a contract, the Company may not accurately estimate its backlog. Similarly, in recent years the Company has been deriving an increasing percentage of its revenues under GSA schedule contracts. GSA schedule contracts are procurement vehicles under which government agencies may, but are not required to, purchase professional services or products. As a result, the Company believes that potential GSA schedule contract values are not fully reflected in traditional backlog calculations. The Company has developed a method of calculating GSA schedule contract value that it uses to evaluate estimates for the revenues it may receive under its GSA schedule contracts. Although the Company believes its method of determining GSA schedule contract value is based on reasonable estimates and assumptions, its experience with GSA schedule contracts has been limited to date. The Company is not currently aware of other companies within the Company’s market that employ comparable methods of determining GSA schedule contract value. Estimates of future revenues included in backlog and GSA schedule contract value are not necessarily precise and the receipt and timing of any of these revenues are subject to various contingencies, many of which are beyond the Company’s control. For a discussion of these contingencies see “Item 1—Business: Backlog and GSA Schedule Contract Value.” The actual accrual of revenues on programs included in backlog and GSA schedule contract value may never occur or may change.

The Company may not accurately estimate the expenses, time and resources necessary to satisfy its contractual obligations.

The Company enters into three types of federal government contracts for its services: cost-plus, time-and-materials and fixed-price. For the year ended December 31, 2002, the Company derived 38.5%, 45.1% and 16.4% of its revenues from cost-plus, time-and-materials and fixed-price contracts, respectively. For 2001, the revenues were 35.2%, 36.2% and 28.6%, respectively. Under cost-plus contracts, the Company is reimbursed for allowable costs and paid a fee, which may be fixed or performance-based. To the extent that the actual costs incurred in performing a cost-plus contract are within the contract ceiling and allowable under the terms of the contract and applicable regulations, the Company is entitled to reimbursement of its costs, plus a profit. However, if the Company’s costs exceed the ceiling or are not allowable under the terms of the contract or applicable regulations, it may not be able to recover those costs. Under time-and-materials contracts, the Company is reimbursed for labor at negotiated hourly billing rates and for certain expenses. The Company assumes financial risk on time-and-material contracts because it assumes the risk of performing those contracts at negotiated hourly rates. Under fixed-price contracts, the Company performs specific tasks for a fixed price. Compared to cost-plus contracts, fixed-price contracts generally offer higher margin opportunities, but involve greater financial risk because the Company bears the impact of cost overruns and receives the benefit of cost savings. The Company’s profits could be adversely affected if its costs under any of these contracts exceed the assumptions it used in bidding for the contract. Although the Company believes that it has recorded adequate provisions in its consolidated financial statements for losses on its contracts, as required under U.S. generally accepted accounting principles, the Company’s contract loss provisions may not be adequate to cover all actual losses that the Company may incur in the future.

The Company’s contracts are subject to audits and cost adjustments by the federal government.

The federal government audits and reviews the Company’s performance on contracts, pricing practices, cost structure and compliance with applicable laws, regulations and standards. Like most large government contractors, the Company’s contract costs are audited and reviewed on a continual basis. Although audits have been completed on the Company’s incurred contract costs through 2000, audits for costs incurred or work performed after 2000 remain ongoing and, for much of the Company’s work in recent years, have not yet commenced. In addition, non-audit reviews by the government may still be conducted on all the Company’s government contracts. An audit of the Company’s work, including an audit of work performed by companies the Company has acquired or may acquire, could result in a substantial adjustment to the Company’s revenues because any costs found to be improperly allocated to a specific contract will not be reimbursed, and revenues the Company has already recognized may need to be refunded. If a government audit uncovers improper or illegal activities, the Company may be subject to civil and criminal penalties and administrative sanctions, including termination of contracts, forfeiture of profits, suspension of payments, fines and suspension or debarment from doing business with federal government agencies. In addition, the Company could suffer serious harm to its reputation if allegations of impropriety were made against it.

The Company may be liable for systems and service failures.

The Company creates, implements and maintains information technology and technical services solutions that are often critical to its customers’ operations, including those of federal, state and local governments. The Company has experienced and may in the future experience some systems and service failures, schedule or delivery delays and other problems in connection with its work. If the Company’s solutions, services, products or other applications have significant defects or errors, are subject to delivery delays or fail to meet the Company’s customers’ expectations, the Company may:

•	Lose revenues due to adverse customer reaction;

•	Be required to provide additional services to a customer at no charge;

•	Receive negative publicity, which could damage the Company’s reputation and adversely affect its ability to attract or retain customers; or

•	Suffer claims for substantial damages against the Company.

In addition to any costs resulting from product warranties, contract performance or required corrective action, these failures may result in increased costs or loss of revenues if they result in customers postponing subsequently scheduled work or canceling or failing to renew contracts.

While many of the Company’s contracts with the federal government limit the Company’s liability for damages that may arise from negligence in rendering services to the Company’s customers, the Company cannot be sure that these contractual provisions will protect it from liability for damages if it is sued. Furthermore, the Company’s errors and omissions and product liability insurance coverage may not continue to be available on reasonable terms or in sufficient amounts to cover one or more large claims, or the insurer may disclaim coverage as to some types of future claims. The successful assertion of any large claim against the Company could seriously harm the Company’s business. Even if not successful, these claims could result in significant legal and other costs and may be a distraction to the Company’s management. In certain new business areas, including in the area of homeland security, the Company may not be able to obtain sufficient indemnification or insurance and may decide not to accept or solicit business in these areas.

Security breaches in classified government systems could adversely affect the Company’s business.

Many of the programs the Company supports and systems it develops, installs and maintains involve managing and protecting information involved in intelligence, national security and other classified government functions. A security breach in one of these systems could cause serious harm to the Company’s business, damage its reputation and prevent the Company from being eligible for further work on critical classified systems for federal government customers. Losses that the Company could incur from such a security breach could exceed the policy limits that it has for errors and omissions or product liability insurance.

The Company’s quarterly operating results may vary widely.

The Company’s quarterly revenues and operating results may fluctuate significantly in the future. A number of factors cause the Company’s revenues, cash flow and operating results to vary from quarter to quarter, including:

•	Fluctuations in revenues earned on fixed-price contracts and contracts with a performance-based fee structure;

•	Commencement, completion or termination of contracts during any particular quarter;

•	Variable purchasing patterns under government GSA schedule contracts, blanket purchase agreements and indefinite delivery, indefinite quantity contracts;

•	Changes in Presidential administrations and senior federal government officials that affect the timing of technology procurement;

•	Changes in policy or budgetary measures that adversely affect government contracts in general;

•	Acquisitions of other technology service providers; and

•	Increased purchase requests from customers for equipment and materials in connection with the federal government’s fiscal year end, which may affect the Company’s fourth quarter operating results.

Changes in the volume of services provided under existing contracts and the number of contracts commenced, completed or terminated during any quarter may cause significant variations in the Company’s cash flow from operations because a relatively large amount of the Company’s expenses are fixed. The Company incurs significant operating expenses during the start-up and early stages of large contracts and typically does not receive corresponding payments in that same quarter. The Company may also incur significant or unanticipated expenses when contracts expire or are terminated or are not renewed. In addition, payments due to the Company from government agencies may be delayed due to billing cycles or as a result of failures of governmental budgets to gain Congressional and Administration approval in a timely manner.

The Company’s senior management and advisory board are important to its customer relationships.

The Company believes that its success depends in part on the continued contributions of its co-founder, Chairman of the Board of Directors, Chief Executive Officer and President, George J. Pedersen, its Executive Vice President, Chief Financial Officer, Treasurer and Director, John A. Moore, Jr., and other members of its senior management and advisory board. The Company relies on its executive officers and senior management to generate business and execute programs successfully. In addition, the relationships and reputation that members of the Company’s management team and advisory board have established and maintain with government and military personnel contribute to the Company’s ability to maintain good customer relations and to identify new business opportunities. While the Company has employment agreements with some of its executive officers, these agreements do not prevent them from terminating their employment. The loss of Mr. Pedersen, Mr. Moore or any other senior management or advisory board member could impair the Company’s ability to identify and secure new contracts and otherwise to manage the Company’s business.

The Company must recruit and retain skilled employees to succeed in its labor-intensive business.

The Company believes that an integral part of its success is its ability to provide employees who have advanced information technology and technical services skills and who work well with the Company’s customers in a government or defense-related environment. These employees are in great demand and are likely to remain a limited resource in the foreseeable future. If the Company is unable to recruit and retain a sufficient number of these employees, its ability to maintain and grow its business could be negatively impacted. In addition, some of the Company’s contracts contain provisions requiring it to commit to staff a program with certain personnel the customer considers key to the Company’s successful performance under the contract. In the event the

Company is unable to provide these key personnel or acceptable substitutions, the customer may terminate the contract, and the Company may not be able to recover its costs in the event the contract is terminated.

The Company’s business is dependent upon obtaining and maintaining required security clearances.

Many of the Company’s federal government contracts require its employees to maintain various levels of security clearances, and the Company is required to maintain certain facility security clearances complying with Department of Defense requirements. Obtaining and maintaining security clearances for employees involves a lengthy process, and it is difficult to identify, recruit and retain employees who already hold security clearances. If the Company’s employees are unable to obtain or retain security clearances or if the Company’s employees who hold security clearances terminate employment with the Company, the customer whose work requires cleared employees could terminate the contract or decide not to renew it upon its expiration. In addition, the Company expects that many of the contracts on which it will bid will require the Company to demonstrate its ability to obtain facility security clearances and perform work with employees who hold specified types of security clearances. To the extent the Company is not able to obtain facility security clearances or engage employees with the required security clearances for a particular contract, it may not be able to bid on or win new contracts, or effectively rebid on expiring contracts.

If the Company is unable to manage its growth, its business could be adversely affected.

Sustaining the Company’s growth has placed significant demands on its management, as well as on its administrative, operational and financial resources. For the Company to continue to manage its growth, it must continue to improve its operational, financial and management information systems and expand, motivate and manage its workforce. If it is unable to successfully manage its growth without compromising its quality of service and its profit margins, or if new systems that the Company implements to assist in managing its growth does not produce the expected benefits, the Company’s business, prospects, financial condition or operating results could be adversely affected.

The Company may undertake acquisitions that could increase its costs or liabilities or be disruptive.

One of the Company’s key operating strategies is to selectively pursue acquisitions. The Company has made a number of acquisitions in the past, currently is pursuing a number of potential acquisition opportunities, and will consider other acquisitions in the future. The Company may not be able to consummate the acquisitions it currently is pursuing on favorable terms or at all. The Company may not be able to locate other suitable acquisition candidates at prices it considers appropriate or finance acquisitions on terms that are satisfactory to the Company. If the Company does identify an appropriate acquisition candidate, it may not be able to successfully negotiate the terms of an acquisition, finance the acquisition or, if the acquisition occurs, integrate the acquired business into its existing business. Negotiations of potential acquisitions and the integration of acquired business operations could disrupt the Company’s business by diverting management away from day-to-day operations. The proceeds the Company receives from its public offerings may not be sufficient to fund the full cost of acquisitions that it may determine to pursue. Acquisitions of businesses or other material operations may require additional debt or equity financing, resulting in additional leverage or dilution of ownership. The difficulties of integration may be increased by the necessity of coordinating geographically dispersed organizations, integrating personnel with disparate business backgrounds and combining different corporate cultures. The Company also may not realize cost efficiencies or synergies that it anticipated when selecting its acquisition candidates. In addition, the Company may need to record write-downs from future impairments of intangible assets, which could reduce its future reported earnings. At times, acquisition candidates may have liabilities or adverse operating issues that the Company fails to discover through due diligence prior to the acquisition.

The Company may be exposed to liabilities or losses from operations that it has discontinued.

In September 2001, the Company decided to dispose of five of its businesses, either by selling them or by winding down their operations. For more information on these discontinued operations, please see “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations: Discontinued Operations” and note 15 to the Company’s consolidated financial statements. The Company’s consolidated financial statements reflect, under the heading “Discontinued Operations”, the Company’s estimate of the net losses it expected from these operations through the date it estimated they would be disposed, and all losses expected to be realized upon the disposal of these operations.

Subsequent to the disposal of these businesses, the Company may continue to be exposed to some liabilities arising from their prior operations. For example, the Company is involved in a lawsuit alleging that it caused or contributed to soil and groundwater contamination. For more information on this lawsuit, see “Item 3—Legal Proceedings.” The operations from this subsidiary, the Company’s former environmental consulting and remediation business, particularly the performance of environmental consulting and remediation services, may not have been or in the future may not be conducted in compliance with environmental laws, exposing the Company to further liability and damages for the costs of investigating and cleaning up sites of spills, disposals or other releases of hazardous materials. The Company cannot assure you that its liability in these matters, or any other environmental liabilities that arise in the future, will not exceed its resources or will be covered by insurance. Even though the Company has disposed of this and the other four discontinued operations, it likely will remain liable for any costs, damages or other liabilities imposed upon them that result from or relate to their operations prior to the disposition.

The Company may be affected by intellectual property infringement claims.

The Company’s business operations rely extensively on procuring and deploying intellectual property. The Company’s employees develop some of the software solutions and other forms of intellectual property that the Company uses to provide information technology solutions to its customers, but it also licenses technology from primary vendors. Typically, under federal government contracts, the Company’s government customers may claim rights in the intellectual property the Company develops, making it impossible for the Company to prevent their future use of the Company’s intellectual property. The Company is and may in the future be subject to claims from its employees or third parties who assert that software solutions and other forms of intellectual property that the Company used in delivering services and solutions to the Company’s customers infringe upon intellectual property rights of such employees or third parties. If the Company’s vendors, the Company’s employees or third parties assert claims that the Company or the Company’s customers are infringing on their intellectual property, the Company could incur substantial costs to defend these claims. In addition, if any of these infringement claims are ultimately successful, the Company could be required to:

•	Cease selling or using products or services that incorporate the challenged software or technology;

•	Obtain a license or additional licenses; or

•	Redesign the Company’s products and services that rely on the challenged software or technology.

Covenants in the Company’s credit facility may restrict the Company’s financial and operating flexibility.

The Company’s credit facility contains covenants that limit or restrict, among other things, the Company’s ability to borrow money outside of the amounts committed under the credit facility, make investments in certain of its subsidiaries that are borrowers under the credit facility and designated as discontinued operations or in other entities not listed as borrowers under the credit facility, make other restricted payments, pay dividends on the Company’s common stock, sell or otherwise dispose of assets other than in the ordinary course of business, merge or consolidate, or make acquisitions, in each case without the prior written consent of the Company’s lenders. The Company’s credit facility also requires the Company to maintain specified financial covenants relating to fixed charge coverage, interest coverage, debt coverage, and minimum consolidated net worth. The Company’s ability to satisfy these financial ratios can be affected by events beyond its control, and the Company cannot assure you that it will meet these ratios. For example, on two occasions in the past five years, in March 2001 and in November 2000, the Company obtained waivers for failure to maintain the required fixed charge coverage ratio as of the end of the preceding quarters under the credit facility that was in effect at that time. Default under the Company’s credit facility could allow the lenders to declare all amounts outstanding to be immediately due and payable. The Company has pledged substantially all of its assets, including the stock of certain of the Company’s subsidiaries, to secure the debt under the Company’s credit facility. If the lenders declare amounts outstanding under the credit facility to be due, the lenders could proceed against those assets. Any event of default, therefore, could have a material adverse effect on the Company’s business if the creditors determine to exercise their rights. The Company also may incur future debt obligations that might subject the Company to restrictive covenants that could affect its financial and operational flexibility, restrict the Company’s ability to pay dividends on its common stock or subject the Company to other events of default. Any such restrictive covenants in any future debt obligations the Company incurs could limit the Company’s ability to fund its businesses with equity investments or intercompany advances, which would impede the Company’s ability to operate or expand its business.

From time to time the Company may require consents or waivers from its lenders to permit actions that are prohibited by its credit facility. If in the future the Company’s lenders refuse to provide waivers of the Company’s credit facility’s restrictive covenants and/or financial ratios, then the Company may be in default under its credit facility, and the Company may be prohibited from undertaking actions that are necessary or desirable to maintain and expand its business.

The Company’s employees or subcontractors may engage in misconduct or other improper activities.

The Company is exposed to the risk that employee fraud or other misconduct could occur. In addition, from time to time the Company enters into arrangements with subcontractors and joint venture partners to bid on and execute particular contracts or programs and it is exposed to the risk that fraud or other misconduct or improper activities by such persons may occur. Misconduct by employees, subcontractors or joint venture partners could include intentional failures to comply with federal laws, federal government procurement regulations or the terms of contracts that the Company receives and failing to disclose unauthorized or unsuccessful activities to the Company, which could lead to civil, criminal, and/or administrative penalties (including fines, imprisonment, suspension and/or debarment from performing federal government contracts) and reputational harm. Misconduct by the Company’s employees, subcontractors or joint venture partners could also involve the improper collection, handling or use of the Company’s customers’ sensitive or classified information, which could result in regulatory sanctions and serious harm to the Company’s reputation. The Company has from time to time experienced occurrences of misconduct and improper activities by its employees, subcontractors or joint venture partners. It is not always possible to deter misconduct by the Company’s employees, subcontractors or joint venture partners. Under certain circumstances, conduct of the Company’s employees can be imputed to the ManTech subsidiary for which they work and the conduct of ManTech subsidiaries can be imputed to ManTech International Corporation with the consequence that ManTech International Corporation could be subject to sanctions and penalties for actions taken by its subsidiaries and/or the employees of its subsidiaries. The precautions the Company takes to prevent and detect such activity may not be effective in controlling unknown or unmanaged risks or losses and such misconduct by employees, subcontractors or joint venture partners could result in serious civil or criminal penalties or sanctions or reputational harm to the Company.

ITEM 2. PROPERTIES

All of the Company’s facilities are leased in close proximity to its customers. Since 1992, the Company has leased its corporate headquarters office building in Fairfax, Virginia. The Company is in the sixth year of a ten-year lease on this facility. As of December 31, 2002, the Company leased 19 additional operating facilities throughout the metropolitan Washington, D.C. area and 56 facilities in other parts of the United States. The Company also has employees working at customer sites throughout the United States and in other countries.

ITEM 3. LEGAL PROCEEDINGS

On June 1, 2001, CHBP, Ltd., a customer of ManTech Environmental Corporation, the Company’s former environmental consulting and remediation business, filed suit in the 333rd District Court of Harris County Texas against a number of parties alleging initially a total of $2.0 million in damages, now increased to a total of $10.0 million as set forth in the most most recent pleadings, from soil and groundwater contamination caused by the defendants while occupying a commercial business center owned by CHBP, Ltd. On November 15, 2001, some of the defendants in this suit filed a third-party complaint against ManTech Environmental Corporation, alleging that services provided by the Company’s subsidiary to CHBP, Ltd. caused or contributed to the alleged contamination of the property. On April 30, 2002, CHBP, Ltd. amended their suit to assert a direct claim against ManTech Environmental Corporation. The Company has denied the allegations. A trial date is set for January 19, 2004. The Company believes that it has other defenses and professional liability insurance coverage, and does not believe this litigation will have a material adverse effect on its business, prospects, financial condition or operating results. The Company decided to discontinue the operation of the commercial business performed by ManTech Environmental Corporation. For more information, please see “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations: Discontinued Operations” and note 15 to the Company’s consolidated financial statements.

Like most large government defense contractors, the Company’s contract costs are audited and reviewed on a continual basis by an in-house staff of auditors from the Defense Contract Auditing Agency. In addition to these routine audits, the Company is subject from time to time to audits and investigations by other agencies of the federal government. These audits and investigations are conducted to determine if the Company’s performance and administration of its government contracts are compliant with contractual requirements and applicable federal statutes and regulations. An audit or investigation may result in a finding that the Company’s performance and administration is compliant or, alternatively, may result in the government initiating proceedings against the Company or its employees, including administrative proceedings seeking repayment of monies, suspension and/or debarment from doing business with the federal government or a particular agency, or civil or criminal proceedings seeking penalties and/or fines. Audits and investigations conducted by the federal government frequently span several years. Set forth below is a description of certain government audits and investigations to which the Company is subject, in addition to routine audits of the Company’s contract costs.

On August 17, 2001, the Company was served with a grand jury subpoena issued by the United States District Court for the Eastern District of Virginia. The U.S. Attorney’s Office for the Eastern District of Virginia has advised the Company that the investigation relates to whether the Company improperly charged a portion of its corporate merger and acquisition-related expenses and certain expenses of its Australian-based software consulting subsidiary (which is one of the Company’s businesses included in discontinued operations) in a manner that would have resulted in those expenses being reimbursed by the U.S. government. As anticipated, the Company received a second grand jury subpoena seeking documents relating to this investigation on August 2, 2002. Based on the facts known to the Company as of the date of this annual report, the Company does not expect the consequences of this investigation to have a material adverse effect on its business, prospects, financial condition or operating results. However, this investigation is still on-going and it is not possible to tell how it may develop in the future. The Company is fully cooperating with the federal government’s investigation of this matter.

On October 9, 2002, the Company received a document subpoena issued by the Department of Defense Office of Inspector General. The subpoena seeks the production of certain documents concerning a Department of Defense contract pursuant to which one of the Company’s subsidiaries, ManTech Solutions & Technologies Corporation (“MSTC”), performed personnel security clearance background checks for the Defense Security Service. Although the Company did not handle classified information under this contract, the terms of the contract required MSTC to utilize personnel with appropriate security clearances. The Company believes that the investigation relates, in part, to whether it improperly charged certain costs under the contract, as well as to the propriety of the security clearances and credentials of certain subcontractors and employees who provided services under the contract. After receiving this subpoena, the Company’s outside counsel and the Company’s chief compliance officer began an investigation of MSTC regarding certain matters relevant to the subpoena. In the course of the Company’s internal investigation, which remains in process, the Company discovered that up to five weekly time sheets of one person who performed services under the contract and who did not possess the proper security clearance had been manually changed after receipt of the subpoena and before they were produced to the Department of Defense Office of Inspector General to indicate that such person did not directly charge time to the contract. None of the changed information was entered into the Company’s official accounting records, and, therefore, the information in the Company’s accounting system was not compromised. The Company promptly informed the government of this development, and it terminated certain employees of MSTC following its discovery relating to the changed time sheets. The Company notes that this development may result in proceedings against certain current and/or former employees of MSTC and possibly MSTC itself. Based on the facts known to the Company, the Company does not expect the consequences of the government’s investigation to have a material adverse effect on its business, prospects, financial condition or operating results. However, this investigation is at a preliminary stage and it is not possible to tell how it may develop in the future. For additional information regarding the penalties to which the Company could be subject in the event the government’s investigation results in a determination that the Company or its employees or agents acted improperly, see “Item 1—Business: Risks Related to the Company’s Business,” the sections entitled “the Company’s employees or subcontractors may engage in misconduct or other improper activities” and “the Company must comply with complex procurement laws and regulations” and “the Company’s contracts are subject to audits and cost adjustments by the federal government”.

The Company also is currently subject to an investigation by the Inspector General of the EPA originating from a subpoena received in March of 2000 regarding the number of hours the Company charged in the performance of a contract with the EPA. The Company does not believe that the outcome of this investigation will have a material adverse effect on its business, prospects, financial condition or operating results. The Company is fully cooperating with the federal government’s investigation of this matter.

In addition to the foregoing, the Company is subject to certain other legal proceedings, investigations, claims and disputes that arise in the ordinary course of its business. Although the Company cannot predict the outcomes of these other legal proceedings, investigations, claims and disputes, based on the information now available to it, the Company does not believe that the ultimate resolution of these matters, either individually or in the aggregate, will have a material adverse effect on its business, prospects, financial condition or operating results.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of the year ended December 31, 2002.

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

Market Information

The Company’s Class A common stock has been quoted on the Nasdaq National Market under the symbol “MANT” since the Company’s initial public offering on February 7, 2002. The following table sets forth, for the periods indicated, the high and low prices of the Company’s shares of common stock, as reported on the Nasdaq National Market.

	High	Low
First Quarter 2002 (beginning February 7, 2002)	$20.46	$17.10
Second Quarter 2002	24.71	18.75
Third Quarter 2002	25.79	16.27
Fourth Quarter 2002	25.50	16.42

There were nine holders of record of the Company’s Class A common stock and five holders of record of the Company’s Class B common stock. The number of holders of record of the Company’s Class A common stock is not representative of the number of beneficial holders due to the fact that many shares are held by depositories, brokers or nominees.

Dividend Policy

The Company’s credit facility prohibits it from paying cash dividends to holders of its common stock. In addition, the Company currently intends to retain any earnings for the future operation and growth of its business. Therefore, the Company does not anticipate paying any cash dividends on its common stock in the foreseeable future. No dividends have been declared on any class of the Company’s common stock during the past two fiscal years. Any future dividends declared would be at the discretion of the Company’s board of directors and would depend, among other factors, upon the Company’s results of operations, financial condition and cash requirements and the terms of the Company’s credit facility and other financing agreements at the time such payment is considered.

Use of Proceeds

The Company completed its initial public offering of Class A Common Stock in February, 2002, pursuant to Form S-1 (File Nos. 333-73946 and 333-82310) under the Securities Act of 1933. Under these registration statements, the Company registered a total of 7,200,000 shares of its Class A common stock, of which 6,866,667 shares were sold by the Company, and 333,333 shares were sold by the selling stockholder, George J. Pedersen, who is the Company’s Chairman of the Board of Directors, Chief Executive Officer and President, and a 10% or greater stockholder. All such shares were sold at $16.00 per share on February 7, 2002. The managing underwriters for the offering were Jefferies & Company, Inc., Legg Mason Wood Walker, Incorporated and BB&T Capital Markets. Pursuant to the terms of the underwriting agreement described in the registration statements, the underwriters were entitled to elect, not later than March 9, 2002, to sell up to 1,080,000 additional shares of the Company’s Class A common stock, of which 696,487 shares were to be sold by the Company, and 383,513 shares were to be sold by the selling stockholder if the underwriters elected to sell all the additional shares. On February 12, 2002, the underwriters elected to sell an additional 1,080,000 shares, resulting in an aggregate offering price of $132,480,000, of which $121,010,464 pertained to shares sold by the Company and the remaining $11,469,536 pertained to shares sold by the selling stockholder. The total underwriting discount was approximately $9.3 million, of which the company paid $8.5 million, and the Company incurred other expenses (including filing, legal and accounting fees) of approximately $2.3 million, none of which were paid to the Company’s directors or officers or their affiliates or to persons owning 10% or more of any class of the Company’s common stock or that of the Company’s affiliates.

In December 2002, the Company completed a follow-on public offering of its Class A Common Stock pursuant to Form S-1 (File No. 333-101226). Under this registration statement, the Company registered a total of 6,150,000 shares of its Class A common stock, of which 4,500,000 shares were sold by the Company, and 1,650,000 shares were sold by selling stockholders. The selling stockholders were two individuals, George J. Pedersen who is the Company’s Chairman of the Board of Directors, Chief Executive Officer and President, and a 10% or greater stockholder, and John A. Moore, Jr. who is the Company’s Director, Executive Vice President, Chief Financial Officer and Treasurer. All such shares were sold at $18.00 per share on December 17, 2002. The managing underwriters for the offering were Jefferies/Quarterdeck, LLC, Legg Mason Wood Walker, Incorporated, U.S. Bancorp Piper Jaffray, Adams, Harkness & Hill, Inc., and BB&T Capital Markets. Pursuant to the terms of the underwriting agreement described in the registration statements, the underwriters were entitled to elect, not later than January 16, 2003, to sell up to 922,500 additional shares of the Company’s Class A common stock, of which 876,500 shares were to be sold by the Company, and 46,000 shares were to be sold by one of the selling stockholders, Mr. Moore, if the underwriters elected to sell all the additional shares. On December 30, 2002, the underwriters elected to sell an additional 922,500 shares, resulting in an aggregate offering price of $127,305,000, of which $96,777,000 pertained to shares sold by the Company and the remaining $30,528,000 pertained to shares sold by Messrs. Pedersen and Moore. The total underwriting discount was approximately $6.3 million, of which the company paid $4.8 million, and the Company incurred other expenses (including filing, legal and accounting fees) of approximately $1.0 million, none of which were paid to the Company’s directors or officers or their affiliates or to persons owning 10% or more of any class of the Company’s common stock or that of the Company’s affiliates.

The Company’s net proceeds from the initial and follow-on public offerings were approximately $110.2 million and $90.9 million, respectively. Proceeds from the offerings were used to repay the principal and accrued interest outstanding under the Company’s term loan and under its subordinated debt, to pay off all but $25.0 million of principal owing under the Company’s revolving credit facility, to purchase Aegis Research Corporation on August 5, 2002 for $69.4 million, to purchase CTX Corporation on December 11, 2002 for $35.8 million, to purchase Integrated Data Systems on February 28, 2003 for $62.7 million, and to purchase MSM Security Services, Inc. on March 1, 2003 for $4.6 million. The principal and accrued interest under the Company’s term loan was $6.0 million, principal and accrued interest under the Company’s subordinated debt was $8.1 million, and the principal repayment under the Company’s revolving credit facility was $17.7 million.

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides information as of December 31, 2002 regarding compensation plans (including individual compensation arrangements) under which the Company’s equity securities are authorized for issuance.

	(a)	(b)	(c)
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	1,118,000	$17.01	1,722,379

Equity compensation plans not approved by security holders	—	—	—

Total	1,118,000	$17.01	1,722,379

ITEM 6. SELECTED FINANCIAL DATA

The selected financial data presented below for each of the years in the five-year period ended December 31, 2002 is derived from the Company’s audited consolidated financial statements. You should read the selected financial data presented below in conjunction with the Company’s consolidated financial statements, the notes to the Company’s consolidated financial statements and “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	Year Ended December 31,
	2002	2001	2000	1999	1998
	(In thousands, except per share amounts)

Revenues	$500,219	$431,436	$378,827	$353,924	$314,309
Cost of services	407,316	353,337	315,414	296,306	265,189

Gross profit	92,903	78,099	63,413	57,618	49,120
Costs and expenses:
General and administrative	51,833	44,787	41,545	39,175	33,389
Depreciation and amortization	2,530	3,262	3,279	3,275	2,284

Total costs and expenses	54,363	48,049	44,824	42,450	35,673

Income from operations	38,540	30,050	18,589	15,168	13,447
Interest expense	647	2,922	4,438	4,122	4,020
Loss from investment default	—	—	—	—	5,230
Other (income) expense, net	(629)	(1,202)	1,039	(1,253)	(940)

Income before provision for income taxes and minority interest	38,522	28,330	13,112	12,299	5,137
Provision for income taxes	(15,690)	(12,083)	(5,974)	(5,466)	(2,183)
Minority interest	—	(7)	(13)	(37)	(33)

Income from continuing operations	22,832	16,240	7,125	6,796	2,921
Loss from discontinued operations	—	(6,533)	(4,667)	(2,727)	(1,268)
Loss on disposal of discontinued operations	(3,681)	(8,912)	(719)	—	—

Net income	$19,151	$795	$1,739	$4,069	$1,653

Income from continuing operations available to common stockholders	$22,832	$16,240	$7,125	$6,796	$2,838

Basic earnings per share from continuing operations(1)	$0.89	$0.87	$0.39	$0.37	$0.15

Diluted earnings per share from continuing operations(1)	$0.88	$0.87	$0.38	$0.36	$0.15

Balance Sheet Data:
Cash and cash equivalents	$81,096	$26,902	$29,578	$19,571	$14,572
Working capital	152,700	67,622	71,882	66,784	59,354
Total assets	364,388	186,242	186,843	186,070	165,718
Long-term debt	25,000	70,343	73,000	72,005	66,377
Total stockholders’ equity	245,998	22,557	21,794	19,548	15,515

(1) In January 2002, prior to the Company’s initial public offering, the Company reincorporated from New Jersey to Delaware, recapitalized and effected a 16.3062-for-one stock split. All per share data gives effect to these transactions. The holders of each share of Class A common stock are entitled to one vote per share, and the holders of each share of Class B common stock are entitled to ten votes per share.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of the Company’s financial condition and results of operations should be read together with the consolidated financial statements and the notes to those statements included elsewhere in this document. This discussion contains forward-looking statements that involve risks and uncertainties. This discussion addresses only the Company’s continuing operations, except in the discussion under the heading, “Discontinued Operations.” For more information on the Company’s discontinued operations, please see note 15 to the Company’s consolidated financial statements.

Overview

The Company delivers a broad array of information technology and technical services solutions to U.S. federal government customers, focusing primarily on critical national defense programs for the intelligence community and Department of Defense. The Company designs, develops, procures, implements, operates, tests and maintains mission-critical, enterprise information technology and communication systems and intelligence processing infrastructures for the Company’s federal government customers. The Company also provides solutions to federal government civilian agencies, as well as to state and local governments and commercial customers. Many of the Company’s 4,436 employees have military or intelligence experience and high level security clearances that allows the Company to work with its customers in highly classified environments and at front-line deployments in the United States and 34 countries globally.

A substantial portion of the Company’s revenues are derived from contracts with the federal government. For the years ended December 31, 2002 and 2001, 96.3% and 96.2%, respectively, of the Company’s revenues were derived, either as a prime or a subcontractor, from contracts with the federal government. For the years ended December 31, 2002 and 2001, the Company derived 86.7% and 85.1%, respectively, of the Company’s revenues from contracts with its customers in the intelligence community and Department of Defense.

The Company’s revenues consist primarily of payments for the work of the Company’s employees and, to a lesser extent, the pass-through of costs for material and subcontract efforts under contracts with the Company’s customers. The Company enters into three types of federal government contracts: cost-plus, time-and-materials and fixed-price. Under cost-plus contracts, the Company is reimbursed for allowable costs and paid a fee, which may be fixed or performance-based. Under time-and-materials contracts, the Company is reimbursed for labor at negotiated hourly billing rates and for certain expenses. The Company assumes financial risk on time-and-material contracts because the Company assumes the risk of performing those contracts at negotiated hourly rates. Under fixed-price contracts, the Company performs specific tasks for a fixed price. Compared to cost-plus contracts, fixed-price contracts generally offer higher margin opportunities but involve greater financial risk because the Company bears the impact of cost overruns and receives the benefit of cost savings. For the year ended December 31, 2002, the Company derived approximately 38.5%, 45.1% and 16.4% of the Company’s revenues from cost-plus, time-and-materials and fixed-price contracts, respectively. For the year ended December 31, 2001, the Company derived approximately 35.2%, 36.2% and 28.6% of the Company’s revenues from cost-plus, time-and-materials and fixed-price contracts, respectively.

The Company recognizes revenues under cost-plus contracts as its costs are incurred and the Company includes an estimate of applicable fees earned. The Company recognizes revenues under time-and-materials contracts by multiplying the number of direct labor-hours expended in the performance of the contract by the contract billing rates and adding other billable direct costs. For contracts that include performance-based incentives, the Company recognizes the incentives when they have been earned and the Company can reasonably demonstrate satisfaction of the performance goal or when the incentive has been awarded. The Company recognizes revenues under fixed-price contracts using the percentage of completion method, which involves a periodic assessment of costs incurred to date in relation to the estimated total costs at completion, or upon the delivery of specific products or services. The Company records the cumulative effects of any revisions to the Company’s estimated total costs and revenues in the period in which the facts requiring revisions become known. If the Company anticipates a loss on a contract, the Company provides for the full amount of the anticipated loss at the time of that determination.

The Company’s most significant expense is the Company’s cost of services, which consists primarily of direct labor costs for program personnel and direct expenses incurred to complete contracts, including cost of materials and subcontract efforts. The Company’s ability to accurately predict personnel requirements, salaries and other costs, as well as to manage personnel levels and successfully redeploy personnel, can have a significant impact on the Company’s cost of services. General and administrative expenses consist primarily of costs associated with the Company’s management, finance and administrative groups; personnel training; sales and marketing expenses, which include bid and proposal efforts; and certain occupancy, travel and other corporate costs.

Results of Operations

The following table sets forth, for each period indicated, the percentage of items in the consolidated statement of operations in relation to revenues.

	Year Ended December 31,
	2002	2001	2000
Revenues	100.0%	100.0%	100.0%
Cost of services	81.4	81.9	83.3

Gross profit	18.6	18.1	16.7
Costs and expenses:
General and administrative	10.4	10.4	11.0
Depreciation and amortization	0.5	0.7	0.9

Total costs and expenses	10.9	11.1	11.9

Income from operations	7.7	7.0	4.8
Interest expense	0.1	0.7	1.2
Other (income) expense, net	(0.1)	(0.3)	0.3

Income before provision for income taxes and minority interest	7.7	6.6	3.3
Provision for income taxes	(3.1)	(2.8)	(1.6)
Minority interest	(0.0)	(0.0)	(0.0)

Income from continuing operations	4.6	3.8	1.7
Loss from discontinued operations	—	(1.5)	(1.2)
Loss on disposal of discontinued operations	(0.8)	(2.1)	(0.2)

Net income	3.8%	0.2%	0.3%

The following table sets forth, for each period indicated, the percentage of the Company’s revenues derived from each of the Company’s major types of customers.

	Year Ended December 31,
	2002	2001	2000
Intelligence / Department of Defense	86.6%	85.1%	83.6%
Federal Civilian Agencies	9.7	11.1	12.5
Commercial / State / Local	3.7	3.8	3.9

Total	100.0%	100.0%	100.0%

Year Ended December 31, 2002 Compared to the Year Ended December 31, 2001

Revenues. Revenues increased 15.9% to $500.2 million for the year ended December 31, 2002, compared to $431.4 million for 2001. This increase is primarily attributable to additional work under contracts that were in existence during the prior year, and the new U.S. Army Communications-Electronics Command (CECOM) contract. Additional work from the Department of State and the Army for secure systems and infrastructure solutions contributed to the increased revenues. Additionally, the Company’s acquisition of Aegis Research Corporation contributed $23.7 million to the increased revenues. The Company derived approximately 39.8% of its revenues for the year ended December 31, 2002 from work under GSA schedule contracts, compared with approximately 32.6% for 2001. The Company derived approximately 9.2% of its revenues for 2002 from contracts in which it acted as a subcontractor, compared with approximately 8.1% for 2001.

Cost of services. Cost of services increased 15.3% to $407.3 million for the year ended December 31, 2002, compared to $353.3 million for 2001. As a percentage of revenues, cost of services decreased from 81.9% to 81.4%. Direct labor costs increased by 26.8%, while other direct costs of material and subcontracts increased by 4.3% over 2001. Material and subcontract costs increased to $158.2 million for the year ended December 31, 2002, compared to $151.7 million for 2001. The increase in material and subcontract costs is primarily a result of increased secure systems and infrastructure solutions contract work.

Gross profit. Gross profit increased 19.0% to $92.9 million for the year ended December 31, 2002, compared to $78.1 million for 2001. Gross profit margin increased to 18.6% for the year ended December 31, 2002, compared to 18.1% for 2001. This increase resulted from higher margins on new secure systems and infrastructure solutions and information technology tasks, in conjunction with the Company’s improved realization of cost efficiencies, as a greater percentage of the Company’s work is performed under GSA schedule contracts.

General and administrative. General and administrative expenses increased 15.7% to $51.8 million for the year ended December 31, 2002, compared to $44.8 million for 2001 due to additional management personnel and infrastructure to support the growth of the Company’s business. As a percentage of revenues, general and administrative expenses for the year ended December 31, 2002 were 10.4%, which is consistent with the prior year.

Depreciation and amortization. Depreciation and amortization expense has decreased 22.4% to $2.5 million for the year ended December 31, 2002 compared to $3.3 million in 2001. While depreciation expense has increased by $0.1 million, amortization decreased by $1.1 million as a result of the Company’s adoption of SFAS No. 142, which discontinues the amortization of acquired goodwill.

Income from operations. Income from operations increased 28.3% to $38.5 million for the year ended December 31, 2002, compared with $30.1 million for 2001. The increase was primarily a result of the increase in revenues relative to the cost of services discussed above.

Income from continuing operations. Income increased 40.6% to $22.8 million for the year ended December 31, 2002, compared to $16.2 million for 2001. The increase resulted from higher operating income, reduced interest expense and a lower effective tax rate. Comparative net interest expense decreased by 77.9% for the year ended December 31, 2002 as a result of debt reduction and investment of the proceeds of the Company’s initial and follow-on public offerings. The Company’s effective tax rate for the year ended December 31, 2002 was 40.7%, compared to 42.7% for 2001, due primarily to the elimination of non-deductible goodwill amortization in current earnings.

Year Ended December 31, 2001 Compared to the Year Ended December 31, 2000

Revenues. Revenues increased 13.9% to $431.4 million for the year ended December 31, 2001, compared to $378.8 million for 2000. This increase is attributable primarily to additional work under contracts that were in existence during the prior year. Additional work from the Department of State and the Army for secure systems and infrastructure solutions, the Defense Security Service for information technology solutions and from the Marine Corps for systems engineering solutions contributed significantly to the increased revenues. The Company derived approximately 32.6% of the Company’s revenues for the year ended December 31, 2001 from work under GSA schedule contracts, compared with approximately 29.8% for 2000. The Company derived approximately 8.1% of its revenues for 2001 from contracts in which it acted as a subcontractor, compared with approximately 7.8% for 2000.

Cost of services. Cost of services increased 12.0% to $353.3 million for the year ended December 31, 2001, compared to $315.4 million for 2000. As a percentage of revenues, cost of services decreased from 83.3% to 81.9%. Direct labor costs increased by 8.5%, while other direct costs increased by 19.3% over 2000. Material and subcontract costs increased to $151.7 million for the year ended December 31, 2001, compared to $127.2 million for 2000. The increase arose primarily from the Company’s secure systems and infrastructure solutions work and, to a lesser degree, the Company’s Defense Security Service information technology work.

Gross profit. Gross profit increased 23.2% to $78.1 million for the year ended December 31, 2001, compared to $63.4 million for 2000. Gross profit margin increased to 18.1% for the year ended December 31, 2001, compared to 16.7% for 2000. The increase resulted from higher margins on new secure systems and infrastructure and information technology tasks, in conjunction with the Company’s improved realization of cost efficiencies, as a greater percentage of the Company’s work was performed under GSA schedule contracts.

General and administrative. General and administrative expenses increased 7.8% to $44.8 million for the year ended December 31, 2001, compared to $41.5 million for 2000 for additional management personnel and infrastructure to support the growth of the Company’s business. As a percentage of revenues, general and administrative expenses declined 0.6% over the comparable period during the prior year as a result of operating efficiencies, such as the Company’s improved monitoring of costs.

Depreciation and amortization. Depreciation and amortization expense remained relatively constant for the years ended December 31, 2001 and 2000, because the Company did not acquire any companies or make any significant purchases of fixed assets during the periods.

Income from operations. Income from operations increased 61.7% to $30.1 million for the year ended December 31, 2001, compared with $18.6 million for 2000. The increase was primarily a result of the increase in revenues relative to the cost of services discussed above.

Income from continuing operations. Income increased 127.9% to $16.2 million for the year ended December 31, 2001, compared to $7.1 million for 2000. The increase resulted from higher operating income, an increase in other income, reduced interest expense and a lower effective tax rate. Other income increases are primarily attributable to the Company’s equity investment in an affiliate which was more profitable in 2001. Interest expense for 2001 decreased by 34.2% from the year ended December 31, 2000 as a result of a $6.2 million reduction in the Company’s average balance under the Company’s line of credit and from lower interest rates. The Company’s effective tax rate for the year ended December 31, 2001 was 42.7%, compared to 45.6% for 2000, due to a relative decrease in non-deductible expenses.

Liquidity and Capital Resources

The Company’s primary source of liquidity is cash provided by operations and the Company’s revolving credit and term-loan facility. The Company funds its operations primarily through cash provided by operating activities. Net proceeds of $201.1 million from the Company’s initial and follow-on public offerings also provide a source of liquidity. Cash provided by operating activities of continuing operations was $7.4 million for the year ended December 31, 2002, a decrease of $11.6 million from the prior year. The primary reasons for this decrease were increased contract receivables and decreased tax accruals offset by an increase in income from continuing operations and an increase in billings in excess of revenue earned. Cash paid for income taxes for the year ended December 31, 2002 includes $5.4 million associated with the Company’s conversion to an accrual-basis taxpayer.

Cash provided by operating activities of continuing operations for 2002, 2001 and 2000 was $7.4 million, $19.0 million and $19.9 million, respectively. In 2002, cash provided by operating activities was generated primarily from income from continuing operations of $22.8 million and increases in accounts payable and accruals, offset by an increase in contract receivables and a decrease in deferred income taxes. In 2001, cash provided by operating activities was generated primarily from income from continuing operations of $16.2 million and increases in accounts payable and accruals, offset by an increase in contract receivables and decreases in billings in excess. In 2000, cash provided by operating activities was generated primarily from income from continuing operations of $7.1 million, a decrease in contract receivables, an increase in billings in excess and an increase in salary-related accruals, offset by increases in prepaid expenses and other assets and decreases in accounts payable and accrued expenses.

Cash used in investing activities of continuing operations was $108.2 million for the year ended December 31, 2002, compared to $5.8 million for the prior year. Investing activities included the acquisitions of Aegis Research Corporation and CTX Corporation for $69.4 million and $35.8 million, respectively, purchases of property and equipment of $2.7 million, and investments in intellectual property of $1.3 million. Cash used in investing activities for 2001 and 2000 was $5.8 million and $4.2 million, respectively. Investing activities have primarily consisted of investments in intellectual property, acquisitions of businesses, investments and loans to affiliates and purchases of property and equipment.

Cash provided by financing activities of continuing operations was $155.1 million for the year ended December 31, 2002, compared to cash used of $4.8 million and $0.0 million for the years ended December 31, 2001 and 2000, respectively. The net cash provided by financing activities during 2002 is primarily the result of the net proceeds of the Company’s initial and follow-on public offerings of $110.2 million and $90.9 million, respectively, less amounts used to repay debt. The net cash used during 2001 is primarily the result of debt reduction. Debt repayments and borrowings produced no significant cash impact in 2000.

On August 5, 2002, the Company acquired all of the outstanding shares of Aegis Research Corporation for a cash purchase price of approximately $69.1 million, excluding $0.3 million of acquisition-related costs. The acquisition has been accounted for using the purchase method of accounting. The purchase price has been allocated to the assets acquired and the liabilities assumed based upon their estimated fair market values. The balance of the purchase price was recorded as goodwill. The acquisition of Aegis Research Corporation also provides a cash tax savings to the Company due to the deductibility of goodwill and related intangibles of approximately $24.4 million over 15 years. The goodwill is deductible because the shareholders of Aegis Research Corporation made a section 338(h)(10) election under the federal Tax Code. The revenues of Aegis Research Corporation for calendar year 2002 were $57.1 million, of which $23.7 million were consolidated into the Company’s revenues in calendar year 2002. The Company funded the acquisition using proceeds from the Company’s initial public offering.

On December 11, 2002, the Company acquired all of the outstanding shares of CTX Corporation for a cash purchase price of approximately $35.3 million, excluding $0.5 million of acquisition-related costs. The acquisition has been accounted for using the purchase method of accounting. The purchase price has been allocated to the assets acquired and the liabilities assumed based upon their estimated fair market values. The balance of the purchase price was recorded as goodwill. The acquisition of CTX Corporation also provides a cash tax savings to the Company due to the deductibility of goodwill and related intangibles of approximately $10.5 million over 15 years. The goodwill is deductible because the shareholders of CTX Corporation made a section 338(h)(10) election under the federal Tax Code. The revenues of CTX Corporation for calendar year 2002 were $35.0 million, of which $1.6 million were consolidated into the Company’s revenues in calendar year 2002. The Company funded the acquisition using proceeds from the Company’s initial and follow-on public offerings.

On December 17, 2001, the Company executed a new Business Loan and Security Agreement with Citizens Bank of Pennsylvania, PNC Bank N.A., Branch Banking and Trust Company of Virginia, and Chevy Chase Bank, F.S.B. to refinance and replace a prior loan agreement. The agreement provides for a $65.0 million revolving credit facility and a $6.4 million term loan. Under the term-loan portion of the agreement, the principal balance was payable in consecutive quarterly installments of $0.5 million on the last business day of each quarter commencing with the last business day of December 2001. The maturity date of the agreement is December 31, 2004. Under the agreement, the Company is required to maintain specified financial covenants relating to fixed charge coverage, interest coverage, debt coverage, and to maintain a certain level of consolidated net worth. The agreement also places limitations on additional borrowings, mergers, and related party transactions, issuances of capital stock and payment of dividends, and limitations with respect to capital expenditures. Borrowings under the agreement are collateralized by the Company’s eligible contract receivables, inventory, all of the Company’s stock in certain of the Company’s subsidiaries and certain property and equipment and bear interest at the London Interbank Offered Rate (LIBOR), or the lender’s prime rate, plus market-rate spreads that are determined based on a company leverage ratio calculation. The LIBOR spreads may range from 1.00% to 1.75% and the prime rate spreads may range from 0.00% to 0.50%. To manage the Company’s exposure to the fluctuations in these variable interest rates, an interest swap was executed in December 2001. The swap agreement has a notional principal amount of $25.0 million and currently has a fixed LIBOR rate of 6.83%. The term loan balance and accrued interest and all but $25.0 million of the revolving credit facility were repaid during the first quarter of 2002. At December 31, 2002, the Company had $25.0 million in borrowings outstanding under the revolving credit facility under the agreement.

In January 1998, the Company executed a seven-year Subordinated Credit Agreement with First Source Financial LLP for $8.0 million to finance the redemption of the Company’s preferred stock. The principal balance was payable in eight consecutive quarterly installments of $0.9 million on the first business day of each quarter commencing with the first business day of January 2003. A ninth and final payment was due on the last day of December 2004. The balance and accrued interest of this credit facility was repaid during the first quarter of 2002.

The Company believes the capital resources available to it under the Company’s credit agreements and cash from the Company’s operations are adequate to fund the Company’s ongoing operations and to support the internal growth the Company expects to achieve for at least the next 12 months. The Company anticipates financing its external growth from acquisitions as well as the Company’s longer-term internal growth through one or a combination of the following: cash from operations; additional borrowing; issuance of equity; use of the existing revolving facility; or a refinancing of the Company’s credit facilities.

Discontinued Operations

In September 2001, the Company decided to exit certain lines of business involving foreign operations or operations that primarily serve commercial customers. The Company decided to dispose of the Company’s Australia-based software solutions consulting business, the Company’s United Kingdom-based bank remittance processing business, the Company’s China-based consulting business, the Company’s U.S.-based environmental consulting and remediation business and the Company’s U.S.-based application-hosting business. The Company is not discontinuing or disposing of the Company’s operations that currently provide comprehensive information technology and systems engineering solutions to federal government agencies, including the EPA, or that currently provide database conversion solutions to commercial customers. The lines of business to be disposed of or discontinued have been classified as discontinued operations in the Company’s consolidated financial statements and the likely net gains and losses to income expected from these businesses through the estimated date of disposal have been accrued in accordance with Accounting Principles Board Opinion No. 30, Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business and Extraordinary Unusual and Infrequently Occurring Events and Transactions. The Company has concluded the disposal of all of these businesses as of December 31, 2002, except the Company’s Australia-based software solutions business. As of December 31, 2002, the Company reached a definitive agreement regarding the sale of this business, and the transaction closed in February 2003. Additional accruals for losses incurred in connection with the disposal of discontinued operations of $0.8 million and $2.9 million were recorded in the second and fourth quarters of 2002, respectively. See “Item 1—Business: Risks Related to the Company’s Business,” the section entitled, “The Company may be exposed to liabilities or losses from operations that the Company has discontinued.”

Critical Accounting Estimates and Policies

Critical accounting policies are defined as those that are reflective of significant judgments and uncertainties, and potentially result in materially different results under different assumptions and conditions. Application of these policies is particularly important to the portrayal of the Company’s financial condition and results of operations. The discussion and analysis of the Company’s financial condition and results of operations are based on the Company’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these consolidated financial statements requires management to make estimates and judgments that affect the reported amount of assets, liabilities, revenues and expenses. Actual results may differ from these estimates under different assumptions or conditions.

Revenue Recognition and Cost Estimation

The Company recognizes revenue when persuasive evidence of an arrangement exists, services have been rendered, the contract price is fixed or determinable, and collectibility is reasonably assured. The Company has a standard internal process that it uses to determine whether all required criteria for revenue recognition have been met. This standard internal process includes a monthly review of contract revenues and expenses by several levels of management. This review covers, among other matters, progress against schedule, project staffing and levels of effort, risks and issues, subcontract management, incurred and estimated costs, and disposition of prior action items. This monthly internal review is designed to determine whether the overall progress on a contract is consistent with the effort expended and revenue recognized to date.

The Company’s revenues consist primarily of payments for the work of the Company’s employees, and to a lesser extent, the pass through of costs for materials and subcontract efforts under contracts with the Company’s customers. Cost of services consists primarily of compensation expenses for program personnel, the fringe benefits associated with this compensation, and other direct expenses incurred to complete programs, including cost of materials and subcontract efforts.

The majority of the Company’s revenues are derived from cost-plus-fixed-fee, cost-plus-award-fee, firm-fixed-price, or time-and-materials contracts. Absent evidence to the contrary, the Company recognizes revenue as follows. Under cost-plus-fixed or award-fee contracts, revenues are recognized as costs are incurred and include an estimate of applicable fees earned. Under firm-fixed-price contracts, revenues are estimated on the percentage of completion method, on the basis of costs incurred in relation to estimated total costs, or upon delivery of specific products or services, as appropriate. For time-and-material contracts, revenues are computed by multiplying the number of direct labor-hours expended in the performance of the contract by the contract billing rates and adding other billable direct costs. Performance incentives are incorporated in certain contracts, which provide increased and decreased revenues based on actual performance compared to established targets. Incentives based upon cost performance are recorded when earned and other incentives and awards are recorded when the amounts are earned and can be reasonably determined, or are awarded. In certain circumstances, revenues are recognized when contract amendments have not been finalized. Prior to agreeing to commence work directed by the customer and before receipt of the written modification or amendment to the existing contract, the Company requires the completion of an internal memo that assesses the probability of the modification being executed in a timely fashion and the Company’s ability to subsequently collect payment from the customer.

Contract revenue recognition inherently involves estimation. Examples of estimates include the contemplated level of effort to accomplish the tasks under contract, the cost of the effort, and an ongoing assessment of the Company’s progress toward completing the contract. From time to time, as part of the Company’s standard management processes, facts develop that require the Company to revise its estimated total costs or revenues. In most cases, these revisions relate to changes in the contractual scope of the Company’s work. To the extent that a revised estimate affects contract profit or revenue previously recognized, the Company records the cumulative effect of the revision in the period in which the facts requiring the revision become known. Anticipated losses are recognized in the accounting period in which they are first determined.

Goodwill

Goodwill represents the excess of cost over the fair value of net tangible and identifiable intangible assets of acquired companies. Effective January 1, 2002, the Company adopted SFAS No. 142, and no longer amortizes goodwill, but rather goodwill is to be reviewed at least annually for impairment. The Company has elected to perform this review annually on June 30 of each calendar year. For acquisitions completed prior to the adoption of SFAS No. 141 and SFAS No. 142 on January 1, 2002, goodwill was amortized on a straight-line basis over periods ranging from two to twenty years.

Discontinued Operations

In September 2001, the Company executed a formal plan to exit certain commercial and foreign lines of business that no longer contribute to the Company’s core competencies. Based on independent valuations, market comparable information and interest expressed in these businesses, an estimate has been provided for the likely net gains and losses to income expected from these businesses through the estimated dates of disposal. As a result, in accordance with APB Opinion No. 30, Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, results of operations have been classified as discontinued and prior periods have been restated. The Company has segregated the net assets and liabilities held for sale, recorded all current and expected future losses and deferred all gains expected to be realized upon disposal of the respective entities. The amounts the Company will ultimately realize could differ in the near term from the amounts estimated in arriving at the loss on disposal of the discontinued operations.

The Company’s significant accounting policies, including the critical policies listed above, are described in the notes to the consolidated financial statements included in this report.

Accounting Pronouncements

Effective January 1, 2002, the Company adopted SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which replaces SFAS No. 121. SFAS No. 144 requires that long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. SFAS No. 144 also broadens the reporting of discontinued operations to include all components of an entity with operations that can be distinguished from the rest of the entity and that will be eliminated from the ongoing operations of the entity in a disposal transaction. The adoption of this new pronouncement had no impact on the consolidated financial statements.

Effective January 1, 2002, the Company adopted EITF 01-14, Income Statement Characterization of Reimbursements Received for “Out-of-Pocket” Expenses Incurred. EITF 01-14 requires that companies report reimbursements received for out-of-pocket expenses incurred as revenue, rather than as a reduction of expenses. As the Company has historically accounted for reimbursements for out-of-pocket expenses in the manner provided for under EITF 01-14, the adoption of the provisions of EITF 01-14 did not have an impact on the Company’s consolidated financial position or results of operations.

In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections. Among other things, SFAS 145 rescinds both SFAS 4, Reporting Gains and Losses from Extinguishment of Debt, and the amendment to SFAS 4, SFAS 64, Extinguishments of Debt Made to Satisfy Sinking Fund Requirements. Through this rescission, SFAS 145 eliminates the requirement that gains and losses from the extinguishment of debt be aggregated and, if material, classified as an extraordinary item, net of the related income tax effect. Generally, SFAS 145 is effective for transactions occurring after May 15, 2002. The Company does not believe that SFAS 145 will have a material impact on its future earnings or financial position.

In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS No. 146 nullifies Emerging Issues Task Force Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). This statement requires that an exit or disposal activity related cost be recognized when the liability is incurred instead of when an entity commits to an exit plan. The provisions of SFAS No. 146 are effective for financial transactions initiated after December 31, 2002. The Company does not believe that SFAS 146 will have a material impact on its future earnings or financial position.

In November 2002, the FASB issued Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an interpretation of FASB Statements No. 5, 57 and 107 and rescission of FASB Interpretation No. 34. FIN 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees issued. FIN 45 also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken. The initial recognition and measurement provisions of FIN 45 are effective for guarantees issued or modified after December 31, 2002. Accounting for guarantees issued prior to this date is unaffected by FIN 45.

In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-based Compensation – Transition and Disclosure, an amendment of SFAS No. 123. SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require more prominent and more frequent disclosures in financial statements about the effects of stock-based compensation. This statement is effective for fiscal years ending after December 15, 2002. The Company does not believe that SFAS No. 148 will have a material impact on the Company’s future earnings or financial position.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

The Company’s exposure to market risk relates to changes in interest rates for borrowings under the Company’s senior term loan and the Company’s revolving credit facility. These borrowings bear interest at variable rates. During the first quarter of 2002, the Company repaid all but $25.0 million in borrowings outstanding under the Company’s revolving credit facility. A hypothetical 10% increase in interest rates would have increased the Company’s annual interest expense for the year ended December 31, 2002 by less than $0.1 million.

In December 2001, the Company entered into an interest swap agreement in order to reduce the Company’s exposure associated with the market volatility of fixed LIBOR interest rates. This agreement has a notional principal amount of $25.0 million and, as of December 31, 2002, had a rate of 6.83%. This agreement is a hedge against revolving debt of $25.0 million, which bears interest at monthly floating LIBOR plus 1.00%. At stated monthly intervals the difference between the interest on the floating LIBOR-based debt and the interest calculated in the swap agreement are settled in cash. The value of the swap at December 31, 2002 was a negative $3.3 million.

The Company does not use derivative financial instruments for speculative or trading purposes. The Company invests its excess cash in short-term, investment grade, interest-bearing securities.

The Company’s investments are made in accordance with an investment policy approved by the board of directors. Under this policy, no investment securities can have maturities exceeding one year and the average maturity of the portfolio cannot exceed 90 days.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors and Stockholders of ManTech International Corporation

Fairfax, Virginia:

We have audited the accompanying consolidated balance sheets of ManTech International Corporation and subsidiaries (the Company) as of December 31, 2002 and 2001, and the related consolidated statements of income, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2002. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of ManTech International Corporation and subsidiaries at December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 7 to the financial statements, effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets.

DELOITTE & TOUCHE LLP

McLean, Virginia

February 21, 2003

MANTECH INTERNATIONAL CORPORATION

CONSOLIDATED BALANCE SHEETS

(Dollars in Thousands)

	December 31,
	2002	2001
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$81,096	$26,902
Receivables—net	133,122	92,056
Prepaid expenses and other	8,955	11,937
Assets held for sale	6,738	16,988

Total current assets	229,911	147,883
Property and equipment—net	9,131	6,615
Goodwill	94,003	7,928
Other intangibles	10,231	3,028
Investments	7,631	7,782
Employee supplemental savings plan assets	8,068	7,637
Other assets	5,413	5,369

TOTAL ASSETS	$364,388	$186,242

MANTECH INTERNATIONAL CORPORATION

CONSOLIDATED BALANCE SHEETS

(Dollars in Thousands)

	December 31,
	2002	2001
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of debt	$1,000	$1,969
Accounts payable and accrued expenses	32,905	26,212
Accrued salaries and related expenses	23,619	17,499
Deferred income taxes	11,888	19,161
Billings in excess of revenue earned	2,700	2,656
Liabilities held for sale	5,099	12,764

Total current liabilities	77,211	80,261
Debt—net of current portion	25,000	70,343
Deferred rent	1,838	327
Accrued retirement	9,555	9,111
Deferred income taxes	4,744	2,140
Minority interest	42	41

TOTAL LIABILITIES	118,390	162,223

COMMITMENTS AND CONTINGENCIES

REDEEMABLE COMMON STOCK	—	1,462

STOCKHOLDERS’ EQUITY:
Common stock, Class A—$0.01 par value; 150,000,000 shares authorized; 16,267,213 and 1,597,236 shares issued; 16,267,213, and 818,813 shares outstanding at December 31, 2002 and 2001, respectively	163	—
Common stock, Class B—$0.01 par value; 50,000,000 shares authorized; 15,631,004 and 17,847,850 shares issued and outstanding at December 31, 2002 and 2001, respectively	156	1,200
Additional paid-in capital	206,861	2,468
Retained earnings	40,843	34,304
Accumulated other comprehensive loss	(2,025)	(1,443)
Deferred compensation	640	640
Shares held in grantor trust	(640)	(640)
Treasury stock—at cost; 778,423 shares of Class A and 50,075,202 shares of Class B at December 31, 2001	—	(13,972)

TOTAL STOCKHOLDERS’ EQUITY	245,998	22,557

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$364,388	$186,242

See notes to consolidated financial statements.

MANTECH INTERNATIONAL CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(Dollars in Thousands Except Per Share Amounts)

	Year Ended December 31,
	2002	2001	2000
REVENUES	$500,219	$431,436	$378,827
COST OF SERVICES	407,316	353,337	315,414

GROSS PROFIT	92,903	78,099	63,413

COSTS AND EXPENSES:
General and administrative	51,833	44,787	41,545
Depreciation and amortization	2,530	3,262	3,279

Total costs and expenses	54,363	48,049	44,824

INCOME FROM OPERATIONS	38,540	30,050	18,589
Interest expense	647	2,922	4,438
Equity in (earnings) losses of affiliates	(99)	(420)	1,162
Other income	(530)	(782)	(123)

INCOME BEFORE PROVISION FOR INCOME TAXES AND MINORITY INTEREST	38,522	28,330	13,112
Provision for income taxes	(15,690)	(12,083)	(5,974)
Minority interest	—	(7)	(13)

INCOME FROM CONTINUING OPERATIONS	22,832	16,240	7,125
Loss from discontinued operations—net	—	(6,533)	(4,667)
Loss on disposal of discontinued operations—net	(3,681)	(8,912)	(719)

NET INCOME	$19,151	$795	$1,739

BASIC EARNINGS (LOSS) PER SHARE:
Income from continuing operations	$0.89	$0.87	$0.39
Loss from discontinued operations	(0.14)	(0.83)	(0.29)

	$0.75	$0.04	$0.10

Weighted average common shares outstanding	25,685,239	18,589,976	18,460,867

DILUTED EARNINGS (LOSS) PER SHARE:
Income from continuing operations	$0.88	$0.87	$0.38
Loss from discontinued operations	(0.14)	(0.83)	(0.29)

	$0.74	$0.04	$0.09

Weighted average common shares outstanding	25,957,761	18,749,597	18,620,488

See notes to consolidated financial statements.

MANTECH INTERNATIONAL CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Dollars in Thousands)

	Common Stock	Additional Paid In Capital	Comprehensive Income (Loss)	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Deferred Compensation	Treasury Stock	Total Stockholders’ Equity
BALANCE, JANUARY 1, 2000	$1,200	$—		$31,770	$(159)	$640	$(13,903)	$19,548
Net income			$1,739	1,739				1,739

Other comprehensive loss:
Translation adjustments			(81)

Other comprehensive loss			(81)		(81)			(81)

Comprehensive income			$1,658

Contribution of Class A common stock to Employee Stock Ownership Plan		1,326					37	1,363
Redemption of Class B common stock							(775)	(775)

BALANCE, DECEMBER 31, 2000	1,200	1,326		33,509	(240)	640	(14,641)	21,794
Net income			$795	795				795

Other comprehensive loss:
Cash flow hedge			(1,133)
Translation adjustments			(70)

Other comprehensive loss			(1,203)		(1,203)			(1,203)

Comprehensive loss			$(408)

Contribution of Class A common stock to Employee Stock Ownership Plan		1,142					29	1,171

BALANCE, DECEMBER 31, 2001	1,200	2,468		34,304	(1,443)	640	(14,612)	22,557
Net income			$19,151	19,151				19,151

Other comprehensive loss:
Cash flow hedge			(650)
Translation adjustments			68

Other comprehensive loss			(582)		(582)			(582)

Comprehensive income			$18,569

Change in redemption feature of Class B common stock	1,462							1,462
Retire treasury stock	(1,342)	(18)		(12,612)			13,972	—
Recapitalize common stock	(1,134)	1,134						—
Issuance of Class A common stock, net of offering expenses	130	200,966						201,096
Stock option exercise	2	266						268
Contribution of Class A common stock to Employee Stock Ownership Plan	1	2,045						2,046

BALANCE, DECEMBER 31, 2002	$319	$206,861		$40,843	$(2,025)	$640	$(640)	$245,998

See notes to consolidated financial statements.

MANTECH INTERNATIONAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in Thousands)

	Year Ended December 31,
	2002	2001	2000
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$19,151	$795	$1,739
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in (earnings) losses of affiliates	(305)	(419)	1,162
Loss from discontinued operations	—	6,533	4,667
Loss on disposal of discontinued operations	3,681	8,912	719
Deferred income taxes	(4,774)	4,479	981
Minority interest in income of consolidated subsidiaries	—	7	15
Loss (gain) on disposal of property and equipment	66	(104)	142
Depreciation and amortization	3,993	5,228	5,548
Change in assets and liabilities—net of effects from acquired and disposed businesses:
(Increase) decrease in receivables	(22,140)	(9,056)	5,010
Decrease (increase) in prepaid expenses and other	2,881	(1,332)	(8,180)
Decrease in inventory	—	—	755
Increase (decrease) in accounts payable and accrued expenses	2,390	5,094	(1,377)
Increase in accrued salaries and related expenses	1,981	3,282	3,211
Increase (decrease) in billings in excess of revenue earned	44	(5,054)	4,699
Decrease in deferred rent	(2)	(113)	(73)
Increase in accrued retirement	444	729	834

Net cash provided by operating activities of continuing operations	7,410	18,981	19,852

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(2,686)	(2,184)	(1,344)
Proceeds from sales of property and equipment	4	604	225
Proceeds from notes receivable	350	1,550	—
Loans receivable from GSE	—	(1,000)	(1,550)
Dividends from (investment in) GSE Preferred Stock	75	(3,900)	—
Investment in GSE Common Stock	—	—	(500)
Investment in capitalized software products	(1,349)	(1,164)	(316)
Investment in CTX, net of cash acquired of $216	(35,823)	—	—
Investment in Aegis, net of cash acquired of $8	(69,367)	—	—
Investment in ADG, net of cash acquired of $4,429	—	—	(496)
Dividends from (investment in) MASI U.K.	592	285	(216)

Net cash used in investing activities of continuing operations	(108,204)	(5,809)	(4,197)

MANTECH INTERNATIONAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in Thousands)

	Year Ended December 31,
	2002	2001	2000
CASH FLOWS FROM FINANCING ACTIVITIES:
Net (decrease) increase in borrowings under lines of credit	(32,300)	(153)	4,413
Repayment of subordinated debt	(8,000)	—	—
Repayment of term loan	(5,908)	(3,692)	(2,400)
Repayment of notes payable	(104)	(1,000)	(276)
Payment of not-to-compete financings	—	—	(1,000)
Repurchase of Class B common stock	—	—	(775)
Proceeds from common stock issuance, net	201,096	—	—
Proceeds from exercise of stock options	268	—	—

Net cash provided by (used in) financing activities of continuing operations	155,052	(4,845)	(38)

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	11	(67)	167

NET CASH USED IN DISCONTINUED OPERATIONS	(75)	(10,936)	(5,777)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	54,194	(2,676)	10,007
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	26,902	29,578	19,571

CASH AND CASH EQUIVALENTS, END OF PERIOD	$81,096	$26,902	$29,578

See notes to consolidated financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2002, 2001 and 2000

1. Description of the Business

ManTech International Corporation delivers a broad array of information technology and technical services solutions to U.S. federal government customers, focusing primarily on critical national defense programs for the intelligence community and Department of Defense. The Company designs, develops, procures, implements, operates, tests and maintains mission-critical, enterprise information technology and communication systems and infrastructures for the Company’s federal government customers in the United States and 34 countries worldwide.

2. Summary of Significant Accounting Policies

Principles of Consolidation—The accompanying consolidated financial statements include the accounts of ManTech International Corporation and its majority-owned subsidiaries (the Company). Minority interest represents minority stockholders’ proportionate share of the equity in one of the Company’s consolidated subsidiaries. The Company’s share of affiliates’ earnings (losses) is included in the consolidated statements of income using the equity method. All intercompany accounts and transactions have been eliminated.

Use of Accounting Estimates—The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. These estimates involve judgments with respect to, among other things, various future economic factors that are difficult to predict and are beyond the control of the Company. Therefore, actual amounts could differ from these estimates.

Revenue Recognition—The majority of the Company’s revenues are derived from cost-plus-fixed-fee, cost-plus-award-fee, firm-fixed-price, or time-and-materials contracts. Under cost-plus-fixed or award-fee contracts, revenues are recognized as costs are incurred and include an estimate of applicable fees earned. Under firm-fixed-price contracts, revenues are estimated on the percentage of completion method, on the basis of costs incurred in relation to estimated total costs, or upon delivery of specific products or services, as appropriate. For time-and-material contracts, revenues are computed by multiplying the number of direct labor-hours expended in the performance of the contract by the contract billing rates and adding other billable direct costs. Performance incentives are incorporated in certain contracts, which provide increased and decreased revenues based on actual performance compared to established targets. Incentives based upon cost performance are recorded when earned and other incentives and awards are recorded when the amounts are earned and can be reasonably determined, or are awarded. In certain circumstances, revenues are recognized when contract amendments have not been finalized. Prior to agreeing to commence work directed by the customer and before receipt of the written modification or amendment to the existing contract, the Company requires the completion of an internal memo that assesses the probability of the modification being executed in a timely fashion and the Company’s ability to subsequently collect payment from the customer. Anticipated losses are recognized in the accounting period in which they are first determined.

Cost of Services—Cost of services consists primarily of compensation expenses for program personnel and direct expenses incurred to complete programs, including cost of materials and subcontract efforts.

Cash and Cash Equivalents—For the purpose of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks, and short-term investments with maturity dates of three months or less at the date of purchase.

Property and Equipment—Property and equipment are recorded at original cost. Upon sale or retirement, the costs and related accumulated depreciation or amortization are eliminated from the respective accounts and any resulting gain or loss is included in income. Maintenance and repairs are charged to expense as incurred.

Depreciation and Amortization—Furniture and office equipment are depreciated using the straight-line method with estimated useful lives ranging from five to fifteen years. Leasehold improvements are amortized using the straight-line method over a life of five years, or the term of the lease, whichever is shorter.

Inventory—Inventory is carried at the lower of cost or market. Cost is computed on a specific identification basis.

Goodwill and Other Intangibles—Goodwill represents the excess of cost over the fair value of net tangible and identifiable intangible assets of acquired companies. Contract rights and other intangibles are amortized on a straight-line basis over periods ranging from three to eight years.

Software Development Costs—The Company accounts for software development costs in accordance with Statement of Financial Accounting Standards (SFAS) No. 86, Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed. For projects fully funded by the Company, significant development costs are capitalized from the point of demonstrated technological feasibility until the point in time that the product is available for general release to customers. Once the product is available for general release, capitalized costs are amortized on a straight-line basis over a five-year period or other such shorter period as may be required. The Company recorded $841,000, $690,000, and $665,000 of amortization expense for the years ended December 31, 2002, 2001 and 2000, respectively. Capitalized software costs included in other intangibles at December 31, 2002 and 2001, were $3,722,000 and $2,759,000, respectively.

Employee Supplemental Savings Plan (ESSP) Assets—The Company maintains several non-qualified defined contribution supplemental retirement plans for certain key employees that are accounted for in accordance with Emerging Issues Task Force (EITF) Issue 97-14, Accounting for Deferred Compensation Arrangements Where Amounts Earned Are Held in a Rabbi Trust and Invested, as the underlying assets are held in rabbi trusts with investments directed by the respective employee. A rabbi trust is a grantor trust generally set up to fund compensation for a select group of management and the assets of this trust are available to satisfy the claims of general creditors in the event of bankruptcy of the Company. As required by EITF 97-14, the assets held by the rabbi trusts are recorded at fair value in the consolidated financial statements as Employee Supplemental Savings Plan Assets with a corresponding amount recorded as a deferred compensation liability in Accrued Retirement.

Impairment of Long-Lived Assets—Whenever events or changes in circumstances indicate that the carrying amount of long-lived assets, including goodwill, software development costs and other intangibles, may not be fully recoverable, the Company evaluates the probability that future undiscounted net cash flows, without interest charges, will be less than the carrying amount of the assets. If any impairment were indicated as a result of this review, the Company would recognize a loss based on the amount by which the carrying amount exceeds the estimated discounted future cash flows. The Company believes that no impairments exist as of December 31, 2002.

Income Taxes—Deferred income taxes are recognized based on the estimated future tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Valuation allowances are established when necessary to reduce deferred tax assets to amounts expected to be realized. Income tax expense represents the current tax provision for the period and the change during the period in deferred tax assets and liabilities. No provision is made for U.S. taxes on foreign subsidiaries where earnings are expected to be reinvested indefinitely.

Foreign Currency Translation—All assets and liabilities of foreign subsidiaries are translated into U.S. dollars at fiscal year-end exchange rates. Income and expense items are translated at average monthly exchange rates prevailing during the fiscal year. The resulting translation adjustments are recorded as a component of Accumulated other comprehensive income (loss).

Comprehensive Income (Loss)—Comprehensive income (loss) consists of net income (loss), unrealized gains or losses on the Company’s cash flow hedge, and foreign currency translation adjustments and is presented in the Consolidated Statements of Changes in Stockholders’ Equity.

Stock-Based Compensation—As permitted under SFAS No. 123, Accounting for Stock-Based Compensation, the Company accounts for stock-based compensation plans using the intrinsic value method under the recognition and measurement principles of Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees and related Interpretations. No stock-based employee compensation cost is reflected in the net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. In accordance with the provisions of SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure, the following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation (in thousands).

	Year Ended December 31,
	2002	2001	2000
Net income, as reported	$19,151	$795	$1,739
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(2,869)	(5)	(19)

Pro forma net income	$16,282	$790	$1,720

Earnings per share:
Basic – as reported	$0.75	$0.04	$0.10
Basic – pro forma	0.63	0.04	0.09
Diluted – as reported	0.74	0.04	0.09
Diluted – pro forma	0.63	0.04	0.09

For disclosure purposes, the fair value of each option is estimated on the date of grant using the Black-Scholes (Minimum Value) option-price model. Assumptions used in computing the pro forma effect of stock-based compensation are presented in note 10.

Fair Value of Financial Instruments—The carrying value of the Company’s cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximate their fair values.

New Accounting Pronouncements—Effective January 1, 2002, the Company adopted SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which replaces SFAS No. 121. SFAS No. 144 requires that long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. SFAS No. 144 also broadens the reporting of discontinued operations to include all components of an entity with operations that can be distinguished from the rest of the entity and that will be eliminated from the ongoing operations of the entity in a disposal transaction. The adoption of this new pronouncement had no impact on the consolidated financial statements.

Effective January 1, 2002, the Company adopted EITF 01-14, Income Statement Characterization of Reimbursements Received for “Out-of-Pocket” Expenses Incurred. EITF 01-14 requires that companies report reimbursements received for out-of-pocket expenses incurred as revenue, rather than as a reduction of expenses. As the Company has historically accounted for reimbursements for out-of-pocket expenses in the manner provided for under EITF 01-14, the adoption of the provisions of EITF 01-14 did not have an impact on the Company’s consolidated financial position or results of operations.

In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections. Among other things, SFAS 145 rescinds both SFAS 4, Reporting Gains and Losses from Extinguishment of Debt, and the amendment to SFAS 4, SFAS 64, Extinguishments of Debt Made to Satisfy Sinking Fund Requirements. Through this rescission, SFAS 145 eliminates the requirement that gains and losses from the extinguishment of debt be aggregated and, if material, classified as an extraordinary item, net of the related income tax effect. Generally, SFAS 145 is effective for transactions occurring after May 15, 2002. The Company does not believe SFAS 145 will have a material impact on its future earnings or financial position.

In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS No. 146 nullifies Emerging Issues Task Force Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). This statement requires that an exit or disposal activity related cost be recognized when the liability is incurred instead of when an entity commits to an exit plan. The provisions of SFAS No. 146 are effective for financial transactions initiated after December 31, 2002. The Company does not believe SFAS 146 will have a material impact on its future earnings or financial position.

In November 2002, the FASB issued Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an interpretation of FASB Statements No. 5, 57 and 107 and rescission of FASB Interpretation No. 34. FIN 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees issued. FIN 45 also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken. The initial recognition and measurement provisions of FIN 45 are effective for guarantees issued or modified after December 31, 2002. Accounting for guarantees issued prior to this date is unaffected by FIN 45.

In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-based Compensation—Transition and Disclosure, an amendment of SFAS No. 123. SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require more prominent and more frequent disclosures in financial statements about the effects of stock-based compensation. This statement is effective for fiscal years ending after December 15, 2002. The Company does not believe that the adoption of SFAS No. 148 will have a material effect on its future earnings or financial position.

Reclassifications—Certain reclassifications have been made to previously reported balances to conform to the current-period presentation.

3. Earnings per Share

Basic earnings per share has been computed by dividing net income available to common stockholders by the weighted average number of shares of Class A, Class B and Class C common stock outstanding during each period. Shares issued during the period and shares reacquired during the period are weighted for the portion of the period that they were outstanding. Diluted earnings per share have been computed in a manner consistent with that of basic earnings per share while giving effect to all potentially dilutive common shares that were outstanding during each period. In conjunction with the Company’s Initial Public Offering, in January 2002 the Company effected a 16.3062- for-one stock split (see note 10). For periods prior to the effective date of the stock split, outstanding shares and per share data contained in these financial statements has been restated to reflect the impact of the stock split. The weighted average number of common shares outstanding is computed as follows:

	Year Ended December 31,
	2002	2001	2000
Basic weighted average common shares outstanding	25,685,239	18,589,976	18,460,867
Effect of potential exercise of stock options	272,522	159,621	159,621

Diluted weighted average common shares outstanding	25,957,761	18,749,597	18,620,488

4. Business Segment and Geographic Area Information

The Company operates as one segment, delivering a broad array of information technology and technical services solutions under contracts with the U.S. Government, state and local governments, and commercial customers. The Company’s federal government customers typically exercise independent contracting authority, and even offices or divisions within an agency or department may directly, or through a prime contractor, use the Company’s services as a separate customer so long as that customer has independent decision-making and contracting authority within its organization. No single customer accounted for 10% or more of the Company’s accounts receivable or revenues as of or for the years ended December 31, 2002, 2001 and 2000. In addition, there were no sales to any customers within a single country except for the United States where the sales accounted for 10% or more of total revenue. The Company treats sales to U.S. Government customers as sales within the United States regardless of where the services are performed. Substantially all assets of continuing operations were held in the United States for the years ended December 31, 2002, 2001 and 2000. Revenues by geographic customer and the related percentages of total revenues for the years ended December 31, 2002, 2001 and 2000, were as follows (in thousands):

	Year Ended December 31,
	2002	2001	2000
United States	$497,442	$425,500	$373,989
International	2,777	5,936	4,838

	$500,219	$431,436	$378,827

United States	99.4%	98.6%	98.7%
International	0.6	1.4	1.3

	100.0%	100.0%	100.0%

5. Revenues and Receivables

The Company delivers a broad array of information technology and technical services solutions under contracts with the U.S. Government, state and local governments, and commercial customers. Revenues from the U.S. Government under prime contracts and subcontracts, as compared to total contract revenues, were approximately 96% for each of the years ended December 31, 2002, 2001 and 2000. Approximately 38%, 35%, and 40% of the Company’s revenues were generated under cost-reimbursable contracts for the years ended December 31, 2002, 2001 and 2000, respectively. The components of contract receivables are as follows (in thousands):

	December 31,
	2002	2001
Billed receivables	$101,013	$70,291
Unbilled receivables:
Amounts currently billable	19,780	14,706
Revenues recorded in excess of estimated contract value or funding	2,619	2,548
Retainage	3,573	1,988
Indirect costs incurred in excess of provisional billing rates	8,045	4,133
Allowance for doubtful accounts	(1,908)	(1,610)

	$133,122	$92,056

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

6. Property and Equipment

Major classes of property and equipment are summarized as follows (in thousands):

	December 31,
	2002	2001
Furniture and equipment	$24,464	$20,809
Leasehold improvements	5,605	4,571

	30,069	25,380
Less: Accumulated depreciation and amortization	(20,938)	(18,765)

	$9,131	$6,615

Depreciation and amortization expense for the years ended December 31, 2002, 2001 and 2000 was $2,598,000, $2,480,000, and $2,837,000, respectively.

7. Goodwill and Other Intangibles

Effective January 1, 2002, the Company adopted SFAS No. 142, Goodwill and Other Intangible Assets. SFAS 142 requires, among other things, the discontinuance of goodwill amortization. In addition, SFAS 142 requires the Company to perform a transitional goodwill impairment test within six months from the date of adoption. In accordance with the standard, the Company completed the transitional goodwill impairment test and determined that a $57,000 goodwill impairment charge was required. Under SFAS 142, goodwill is to be reviewed at least annually thereafter for impairment; the Company has elected to perform this review annually on June 30 of each calendar year. Goodwill amortization expense for the years ended December 31, 2001 and 2000 was $1,138,000 and $1,124,000, respectively. Net income for the years ended December 31, 2001 and 2000, assuming goodwill was not amortized during this period would have been $1,835,000 and $2,789,000, respectively. Fully diluted earnings per share for the years ended December 31, 2001 and 2000, assuming goodwill was not amortized during this period would have been $0.10 and $0.15, respectively.

The components of goodwill and other intangibles are as follows (in thousands):

	December 31,
	2002	2001
Goodwill	$104,109	$18,034
Other intangibles	18,978	10,468

	123,087	28,502
Less: Accumulated amortization	(18,853)	(17,546)

	$104,234	$10,956

As of December 31, 2002, other intangibles of $18,978 consist of the following (in thousands):

	December 31, 2002
	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets:
Contract rights	$9,763	$3,254
Capitalized software	6,994	3,272
Noncompete agreements	2,221	2,221

Aggregate amortization expense for the year ended December 31, 2002 was $1,395,000.

Estimated amortization expense (in thousands):

Year ending:
December 31, 2003	$2,520
December 31, 2004	2,193
December 31, 2005	2,047
December 31, 2006	1,167
December 31, 2007	826

8. Debt

	December 31,
	2002	2001
Borrowings under the Amended and Restated Business Loan and Security Agreement:
Revolving credit facility	$25,000	$57,300
Term loan	—	5,908

	25,000	63,208
Subordinated credit agreement	—	8,000
Other notes	1,000	1,104

Total debt	26,000	72,312
Less: Current portion of debt	1,000	1,969

Debt–net of current portion	$25,000	$70,343

On December 17, 2001, the Company executed a new Business Loan and Security Agreement (the Agreement) with Citizens Bank of Pennsylvania, PNC Bank N.A., Branch Banking and Trust Company of Virginia, and Chevy Chase Bank, F.S.B. to refinance and replace the Company’s prior agreement. The Agreement provides for maximum borrowings of $71.4 million and consists of a $65.0 million revolving credit facility and a $6.4 million term loan. Under the term loan portion of the Agreement, the principal balance is payable in consecutive quarterly installments of $492,308 on the last business day of each quarter commencing with the last business day of December 2001. The balance of the term loan was repaid in February 2002. The maturity date of the Agreement is December 31, 2004. In July 2002, the Agreement was amended in order to modify the pricing grid and certain financial and negative covenants.

The maximum available borrowing under the revolving credit facility at December 31, 2002 was $65.0 million. As of December 31, 2002, the Company was contingently liable under letters of credit totaling $8,824,000, which reduce the availability to borrow under the revolving portion of the Agreement. The Company had $23.0 million in borrowings at December 31, 2001, which were repaid immediately after the end of the period. Borrowings under the Agreement are collateralized by the Company’s eligible contract receivables, inventory, all of the Company’s stock in certain of its subsidiaries and certain property and equipment and bear interest at the agreed-upon London Interbank Offered Rate (LIBOR) plus 1.00% for the $25.0 million outstanding. Additional borrowings would bear interest at LIBOR, or the lender’s prime rate, plus market-rate spreads that are determined based on a company leverage ratio calculation. At December 31, 2002, the agreed-upon LIBOR rate was 1.42% for the $25.0 million and the bank’s prime rate was 4.25%. The aggregate annual weighted average interest rates were 9.15%, 8.41% and 8.75% for 2002, 2001 and 2000, respectively.

Under the Agreement, the Company is required to maintain specified financial covenants relating to fixed charge coverage, interest coverage, debt coverage, and to maintain a certain level of consolidated net worth. The Agreement also places limitations on additional borrowings, mergers, and related party transactions, issuances of capital stock and payment of dividends, and limitations with respect to capital expenditures. The weighted average borrowings under the revolving portion of the Agreement and a prior agreement during the years ended December 31, 2002, 2001 and 2000, were $27,172,000, $37,719,000, and $43,876,000, respectively. In conjunction with the execution of the Agreement, the Company recorded $357,000 in loan origination costs, included in other assets, which are being amortized ratably over the term of the Agreement.

On October 27, 2000, the Company executed the Second Amendment to the Amended and Restated Business Loan and Security Agreement (the Prior Agreement) with Mellon Bank N.A., First Union Commercial Corporation and PNC Bank N.A., which provided for maximum borrowings of $76.0 million. The Prior Agreement consisted of a $60.0 million revolving credit facility and a $16.0 million term loan. Under the revolving portion of the Prior Agreement, the Company could borrow the lesser of defined percentages of receivables or $60.0 million. Under the term loan portion of the Prior Agreement, the principal balance was payable in consecutive quarterly installments of $800,000 on the last business day of each quarter commencing with the last business day of December 1998. A final payment of $6.4 million was due upon expiration of the Prior Agreement on December 31, 2001.

Borrowings under the Prior Agreement were collateralized by the Company’s eligible contract receivables, inventory, and certain property and equipment and accrued interest at the agreed-upon LIBOR plus market-rate spreads that varied according to the calculation of a certain Company leverage ratio. Under the Prior Agreement, the Company was required to maintain specified financial covenants relating to fixed charge coverage, interest coverage, debt coverage, and minimum consolidated net worth. The Prior Agreement also placed limitations on additional borrowing, mergers, and related party transactions, issuances of capital stock and payment of dividends, and limitations with respect to capital expenditures.

On January 15, 1998, the Company redeemed all 75,000 shares of its then outstanding Preferred Stock for a total of $8,029,000, or $107.05 per share. In order to provide the funding necessary to redeem the Preferred Stock, the Company executed a seven-year Subordinated Credit Agreement with First Source Financial LLP for $8,000,000 on January 9, 1998. The remaining $29,000 of funding was provided by the Company’s revolving credit facility. The principal balance was payable in eight consecutive quarterly installments of $888,889 on the first business day of each quarter commencing with the first business day of January 2003. A ninth and final payment of $888,888 was due on the last business day of December 2004. Interest under the Subordinated Credit Agreement accrued at a fixed rate of 12.0% per annum and was payable quarterly in arrears. The balance and accrued interest associated with this facility was repaid in February 2002.

Debt outstanding at December 31, 2002, is scheduled to mature by the following calendar year ends: $1,000,000 in 2003 and $25,000,000 in 2004.

The total interest paid was $2,671,000, $5,005,000 and $6,073,000, for the years ended December 31, 2002, 2001 and 2000, respectively.

The Company uses interest rate swap agreements to manage exposure to fluctuations in interest rates. At December 31, 2002, the Company had an unleveraged swap agreement with a member of the Company’s banking group with a notional principal amount of $25,000,000. This agreement was placed on December 17, 2001 and has a four-year term. The agreement has a fixed LIBOR rate of 6.83% and is settled in cash on a monthly basis.

Effective January 1, 2001, the Company adopted SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, which, as amended by SFAS No. 138, establishes accounting and reporting standards for derivative instruments, including some derivative instruments embedded in other contracts, and for hedging activities. Upon adoption of SFAS No. 133, the Company recorded a $704,000 ($422,000 net of tax) transition adjustment in Other comprehensive loss as the cumulative effect of a change in accounting principle. The Company will reclassify this amount into interest expense over the remaining life of the interest rate swap. The amount of the transition adjustment that was reclassified into earnings over the 12 months following the initial adoption of SFAS No. 133 was $180,000.

The Company hedges the cash flows of some of its long-term debt using an interest rate swap. The Company enters into these derivative contracts to manage its exposure to interest rate movements by achieving a desired proportion of fixed-rate versus variable-rate debt. In an interest rate swap, the Company agrees to exchange the difference between a variable interest rate and either a fixed or another variable interest rate, multiplied by a notional principal amount.

As of December 31, 2002, the Company has recognized the cash flow hedge at its fair value of $3,326,000 in accounts payable and accrued expenses on the consolidated balance sheet. The interest rate swap qualifies for cash flow hedge accounting; therefore, an unrealized loss of $2,622,000 ($1,574,000 net of tax), representing the effective portion of the change in its fair value, is reported in other comprehensive loss and will be reclassified into interest expense. The ineffective portion of the change in fair value of the swap qualifying for cash flow hedge accounting is recognized in the consolidated statements of income in the period of the change. For the year ended December 31, 2002, the swap did not have any ineffectiveness for the cash flow hedge.

Management believes that the fair value of debt is not significantly different from what is recorded by the Company, based on comparable market rates on similar issues.

9. Income Taxes

For periods prior to the closing of the Company’s Initial Public Offering on February 12, 2002, the Company accounted for earnings on a cash basis for federal income tax purposes. Effective as of the closing of the offering, the Company changed to the accrual method of accounting, resulting in previously deferred income being recognized for tax purposes. As such, taxes will be due with respect to the four taxable years beginning with the taxable year of the offering. Because the Company previously recognized the deferred income for accounting purposes and accrued for the taxes, the change in tax status and the tax payments will not affect the Company’s earnings.

The domestic and foreign components of income before provision for income taxes and minority interest were as follows (in thousands):

	Year Ended December 31,
	2002	2001	2000
Domestic	$37,687	$27,117	$13,401
Foreign	835	1,213	(289)

	$38,522	$28,330	$13,112

The provision for income taxes was comprised of the following components (in thousands):

	Year Ended December 31,
	2002	2001	2000
Current provision (benefit):
Federal	$15,912	$6,576	$4,291
State	3,334	1,348	1,893
Foreign	274	216	(203)

	19,520	8,140	5,981

Deferred provision (benefit):
Federal	(3,123)	3,078	606
State	(724)	714	(732)
Foreign	17	151	119

	(3,830)	3,943	(7)

Total provision for income taxes	$15,690	$12,083	$5,974

The provision for income taxes varies from the amount of income tax determined by applying the applicable U.S. statutory tax rate to pre-tax income as a result of the following:

	Year Ended December 31,
	2002	2001	2000
Statutory U.S. Federal tax rate	35.0%	35.0%	35.0%
Increase (decrease) in rate resulting from:
State taxes—net of Federal benefit	4.4	4.9	3.9
Foreign taxes	0.0	(0.2)	(0.4)
Other—additional provision	—	—	2.8
Nondeductible items:
Goodwill amortization	0.1	1.2	2.5
Other	1.2	1.8	1.8

Effective tax rate	40.7%	42.7%	45.6%

The Company paid income taxes, net of refunds, of $12,420,000, $3,508,000 and $4,100,000 for the years ended December 31, 2002, 2001 and 2000, respectively.

Deferred income taxes arise from temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements. A summary of the tax effect of the significant components of deferred income taxes follows (in thousands):

	December 31,
	2002	2001
Gross deferred tax liabilities:
Receivables and payables	$25,565	$26,440
Investments	1,318	444
Other assets	1,530	954

Total deferred tax liabilities	28,413	27,838

Gross deferred tax assets:
Tax credits and loss carryforwards	(3,600)	(2,600)
Accrued liabilities	(6,181)	(3,002)
Cash flow hedge	(1,326)	(826)
Allowance for potential contract losses and other contract reserves	(745)	(700)
Property and equipment	(831)	(311)

Total deferred tax assets	(12,683)	(7,439)
Less: Valuation allowance	902	902

Total deferred tax assets—net	(11,781)	(6,537)

Net deferred tax liabilities	$16,632	$21,301

At December 31, 2002, the Company has state net operating losses of approximately $8,109,000 that expire beginning 2003 through 2020. At December 31, 2002, the Company had capital loss carryforwards of $2,033,000 and $4,143,000 that expire in 2004 and 2008, respectively.

10. Stockholders’ Equity and Stock Options

Initial Public Offering—The Company closed its Initial Public Offering on February 12, 2002. Net proceeds to the Company were approximately $110.2 million, after deducting the estimated expenses related to the offering and the portion of the underwriting discount payable by the Company. Proceeds from the offering were used to repay subordinated debt of $8.0 million, the balance of the term loan of $5.9 million, $17.7 million of the revolving credit facility, plus accrued interest, and $69.1 million was used to fund the Company’s acquisition of Aegis Research Corporation on August 5, 2002. The balance of the net proceeds of the offering, in conjunction with additional borrowings under the Company’s revolver, were used to fund the Company’s $35.3 million acquisition of CTX Corporation on December 11, 2002.

Reincorporation, Recapitalization and Stock Split—The Company is incorporated in Delaware and is the successor by merger to ManTech International Corporation, a New Jersey corporation. As a result of the merger, in January 2002 the Company reincorporated from New Jersey to Delaware and recapitalized its common stock. On the effective date of the merger, each outstanding share of the New Jersey corporation’s common stock was exchanged for one share of the Company’s Class A common stock or for one share of the Company’s Class B common stock. Immediately after the merger, the Company effected a 16.3062-for-one stock split of the Company’s Class A common stock and Class B common stock. In connection with the reincorporation and recapitalization, all of the Company’s outstanding Treasury Stock was retired.

Follow-on Public Offering—The Company closed its Follow-on Public Offering on December 20, 2002. Net proceeds to the Company were approximately $90.9 million, after deducting the estimated expenses related to the offering and the portion of the underwriting discount payable by the Company. Proceeds from the offering were used to repay indebtedness incurred in connection with the acquisition of CTX Corporation. The balance of the net proceeds of the offering, in conjunction with cash on hand, was used in 2003 to fund the Company’s acquisition of Integrated Data Systems on February 28, 2003 and MSM Security Services, Inc. on March 1, 2003 for $62.7 million and $4.6 million, respectively (see note 17).

Common Stock—The Company has 150,000,000 shares of authorized Class A common stock, par value $0.01 per share. The Company has 50,000,000 shares of authorized Class B common stock, par value $0.01 per share. On December 31, 2002, there were 16,267,213 shares of Class A common stock outstanding and 15,631,004 shares of Class B common stock outstanding.

Holders of Class A common stock are entitled to one vote for each share held of record, and holders of Class B common stock are entitled to ten votes for each share held of record, except with respect to any “going private transaction” (generally, a transaction in which Mr. Pedersen, his affiliates, his direct and indirect permitted transferees or a group, generally including Mr. Pedersen, such affiliates and permitted transferees, seek to buy all outstanding shares), as to which each share of Class A common stock and Class B common stock are entitled to one vote per share. The Class A common stock and the Class B common stock vote together as a single class on all matters submitted to a vote of stockholders, including the election of directors, except as required by law. Holders of common stock do not have cumulative voting rights in the election of directors.

Stockholders are entitled to receive, when and if declared by the board of directors from time to time, such dividends and other distributions in cash, stock or property from the Company’s assets or funds legally available for such purposes subject to any dividend preferences that may be attributable to preferred stock that may be authorized. Each share of Class A common stock and Class B common stock is equal in respect of dividends and other distributions in cash, stock or property, except that in the case of stock dividends, only shares of Class A common stock will be distributed with respect to the Class A common stock and only shares of Class B common stock will be distributed with respect to Class B common stock. In no event will either Class A common stock or Class B common stock be split, divided or combined unless the other class is proportionately split, divided or combined.

The shares of Class A common stock are not convertible into any other series or class of securities. Each share of Class B common stock, however, is freely convertible into one share of Class A common stock at the option of the Class B stockholder. Upon the death or permanent mental incapacity of the Mr. Pedersen, all outstanding shares of Class B common stock automatically convert to Class A common stock.

The predecessor corporation had three classes of common stock outstanding prior to the effective date of the merger: Class A common stock, Class B common stock and Class C common stock, of which the Class B common stock was redeemable and, therefore, not reflected as equity for accounting purposes. The Class A common stock was voting, no par value. The Class B common stock was nonvoting, no par value, and was mandatorily redeemable by the stockholder at any time or by the Company in the event of the involuntary or voluntary termination of the stockholder’s position within the Company at a per share price to be determined by an independent valuation company. On January 6, 2000, the Company redeemed 6,582 shares of Class B common stock from an employee for $566,082. On February 29, 2000, the Company redeemed 1,000 shares of Class B common stock from an outside Director for $86,060. On December 18, 2000, the Company redeemed an additional 1,000 shares of Class B common stock from an outside Director for $123,240. All of these shares were placed in Treasury at their redemption value. The Class C common stock was nonvoting, no par value.

Preferred Stock—The Company is authorized to issue an aggregate of 20,000,000 shares of preferred stock, $0.01 par value per share, the terms and conditions of which are determined by the Company’s board of directors upon issuance. The rights, preferences and privileges of holders of the Company’s common stock are subject to, and may be adversely affected by, the rights of holders of any shares of preferred stock that the Company may designate and issue in the future. At December 31, 2002, no shares of preferred stock are outstanding and the board of directors currently has no plans to issue a series of preferred stock.

Shares Held in Grantor Trust—At December 31, 2002 and 2001, there were an additional 609,296 shares of Class B common stock, with a cost value of $640,000, reflected in equity in accordance with EITF 97-14, Accounting for Deferred Compensation Arrangements where Amounts Earned are Held in a Rabbi Trust and Invested. These shares are held in a Rabbi Trust to satisfy a defined contribution pension obligation, to be paid in stock for the benefit of Mr. Pedersen.

Stock Options—In January 2002, the board of directors adopted and the stockholders approved the Company’s Management Incentive Plan (the Plan), designed to enable the Company to attract, retain and motivate key employees. In connection with the creation of the Plan, all options outstanding under the ManTech International Corporation 1995 Long-Term Incentive Plan were assumed. Awards granted under the Plan may be settled in cash, shares of Class A common stock or a combination thereof, or by stock units which provide for settlement in cash or deferred issuance of shares of Class A common stock. The aggregate number of shares of the Company’s Class A common stock that is available for issuance under the Plan is 2,840,379 plus, in 2003 and each year thereafter, a number of additional shares equal to one and one-half percent of the number of shares of Class A common stock outstanding on December 31st of that year. The Management Incentive Plan expires in December 2012.

The plan is administered by the compensation committee of the Company’s board of directors, although the board of directors may exercise any authority of the committee under the Plan and the compensation committee may delegate its authority under the Plan. Subject to the express provisions of the Plan, the committee has broad authority to administer and interpret the Plan, including the discretion to determine the exercise price, vesting schedule and the number of shares to be issued.

The Company has adopted the disclosure-only provisions of SFAS No. 123, Accounting for Stock-Based Compensation, which establishes financial accounting and reporting standards for stock-based compensation plans and for transactions in which an entity issues its equity instruments to acquire goods and services from nonemployees. The Plan provides that shares granted come from the Company’s authorized but unissued Class A Common Stock. The exercise price of the options granted pursuant to the Plan was not less than 100% of the fair market value of the shares on the date of grant. No compensation cost has been recognized for issuances under the Plan. These options vest quarterly over a three-year period from the date of grant. In May 2002, options to purchase 159,621 shares were exercised.

There were no stock options exercisable at December 31, 2002. Information with respect to stock option activity and stock options outstanding at December 31, 2002, was as follows:

	Number of Shares	Option Price Per Share	Weighted Average Price Per Share
Shares under option, December 31, 2001 and 2000	159,621	$1.68	$1.68
Options granted	1,166,000	16.00 – 24.65	16.97
Options exercised	(159,621)	(1.68)	1.68
Options forfeited	(48,000)	(16.00)	16.00

Shares under option, December 31, 2002	1,118,000	$16.00 – 24.65	$17.01

Options vested at December 31, 2002	—	N/A	N/A

Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price
$16.00	951,000	9.10	$16.00
$18.55 – 22.03	23,000	9.55	$20.58
$22.99 – 24.65	144,000	9.71	$23.13

	1,118,000

The Company has 3-year options. For disclosure purposes, the fair value of each option is estimated on the date of grant using the Black-Scholes (Minimum Value) option-pricing model. The following weighted-average assumptions were used for option grants during the years ended December 31, 2002, 2001 and 2000, respectively: dividend yield of 0 percent (as the Company did not pay dividends during the periods presented); expected volatility of 32.1%, 0.0% and 0.0; expected average lives of 3 years, 1 year, and 2 years (based on the Company’s experience); and, risk-free interest rates of 3.10%, 3.50%, and 6.25%. The weighted-average fair value of the stock options granted during the year ended December 31, 2002 was $16.97. There were no stock options granted during the years ended December 31, 2001 and 2000.

11. Retirement Plans

The Company maintains nonqualified supplemental defined benefit pension plans for certain retired employees of an acquired company. The weighted average assumptions used in accounting for the Company’s pension plans in 2002, 2001 and 2000 were as follows:

	2002	2001	2000
Discount rate	6.75%	7.25%	8.00%
Expected return on plan assets	2.00	3.00	6.00
Rate of compensation increase	N/A	N/A	N/A

The discount rate is the estimated rate at which the obligation for pension benefits could effectively be settled. The expected return on plan assets reflects the average rate of earnings that the Company estimates will be generated on the assets of the plans. The plans were partially funded beginning in 1999. The rate of compensation increase reflects the Company’s best estimate of the future compensation levels of the individual employees covered by the plans and is not applicable, as all covered employees had retired prior to 1998.

The following table sets forth the status of the plans (in thousands):

	Year Ended December 31,
	2002	2001
Change in benefit obligation:
Benefit obligation at beginning of period	$1,802	$1,707
Interest cost	124	131
Actuarial (gain) loss	84	139
Benefits paid	(179)	(175)

Benefit obligation at end of period	1,831	1,802

Change in plan assets:
Fair value of plan assets at beginning of period	238	203
Employer contribution	217	210
Benefits paid	(179)	(175)

Fair value of plan assets at end of period	276	238

Funded status at end of period	(1,555)	(1,564)
Unrecognized actuarial loss	297	219
Unrecognized prior-service cost	16	47
Unrecognized net transition obligation	—	—

Net amount recognized at end of period	$(1,242)	$(1,298)

The components of net periodic pension cost for the Company’s defined benefit plans are provided in the following table (in thousands):

	Year Ended December 31,
	2002	2001	2000
Interest cost on projected benefit obligation	$124	$131	$131
Net amortization of prior-service cost and transition obligation	37	55	54

Net periodic pension cost	$161	$186	$185

The Company maintains two qualified defined contribution plans, which cover substantially all employees, which comply with Section 401 of the Internal Revenue Code. Under these plans, the Company’s stipulated Basic Matching Contribution matches a portion of the participants’ contribution based upon a defined schedule. Contributions are invested by an independent investment company in one or more of several investment alternatives. The choice of investment alternatives is at the election of each participating employee. The Company’s contributions to the plans were approximately $2,954,000, $2,554,000 and $2,420,000 for the years ended December 31, 2002, 2001 and 2000, respectively.

The Company maintains non-qualified defined contribution supplemental retirement plans for certain key employees. Under these plans the Company accrues a stated annual amount and may also include interest at the greater of 10% or the Company’s annual rate of return on investments. The Company incurred expenses associated with these plans and contributed $75,000 for each of the years ended December 31, 2002, 2001 and 2000.

The Company also maintains a non-qualified deferred compensation plan for certain key employees. Under this plan, eligible employees may defer up to 18% of qualified annual compensation. Employee contributions to this plan were approximately $1,788,000, $1,895,000 and $1,875,000 for the years ended December 31, 2002, 2001 and 2000, respectively.

On December 18, 1998, the board of directors approved the establishment of a qualified Employee Stock Ownership Plan (ESOP), effective January 1, 1999, for the benefit of substantially all of the Company’s U.S. domestic-based employees. The ESOP is non-leveraged and will be funded entirely through Company contributions based on a percentage of eligible employee compensation, as defined in the plan. Participants must be employees of the Company or eligible Company subsidiaries and must meet minimum service requirements to be eligible for annual contributions. The ESOP specifies a five-year vesting schedule over which participants become vested in the Class A common stock allocated to their participant account. The amount of the Company’s annual contribution to the ESOP is at the discretion of the Company’s board of directors.

For the years ended December 31, 2001 and 2000, the Company contributed and allocated to participants’ accounts $1,376,000 and $1,419,000, respectively, worth of Class A common stock and cash. The board of directors has authorized an additional ESOP contribution for the year ended December 31, 2002. As of December 31, 2002, the Company has contributed 51,151 shares to the ESOP as partial satisfaction of this obligation; however, these shares have not yet been allocated to participants’ accounts. It is anticipated that the remaining shares attributable to the year ended December 31, 2002 commitment will be issued to the ESOP during the first quarter of 2003. At December 31, 2002, an obligation to fund $394,000 was accrued.

As required under Statement of Position No. 93-6, Employers’ Accounting for Employee Stock Ownership Plans, compensation expense is recorded for shares committed to be released to employees based on the fair market value of those shares in the period in which they are committed to be released. The difference between cost and fair market value of the released shares, which were held in Treasury, of $1,142,000 for the year ended December 31, 2001, is recorded in additional paid in capital. For the year ended December 31, 2002, new shares were issued to satisfy this obligation.

12. Investments

GSE Systems, Inc.—The Company and its designees hold stock in GSE Systems, Inc. (GSE), which was created by the merger of one of the Company’s majority-owned subsidiaries and two other entities in April 1994. In January 2000, the Company purchased 116,959 additional shares of common stock in GSE, increasing the Company’s ownership to 17.61%. The Company’s ownership percentage of GSE was 15.59% at December 31, 2002. The Company’s and its designee’s ownership percentage of GSE was 17.97% at December 31, 2002. The Company also holds $3.8 million of GSE convertible preferred stock and a $650,000 demand note receivable from GSE as of December 31, 2002. This note accrues interest at the prime rate plus 1.00% and interest is payable monthly.

During the year ended December 31, 2001, the Company determined that it had obtained significant influence with respect to GSE. As a result, the Company began accounting for its investment in GSE using the equity method and recorded $206,000 and ($85,000) in equity earnings (losses) for the years ended December 31, 2002 and 2001, respectively. Additionally, the Company restated prior year amounts and recorded ($1,555,000) in equity losses for the year ended December 31, 2000. The after-tax impact to net income as a result of this restatement was ($934,000) for the year ended December 31, 2000. The related impact to basic and diluted earnings per share was ($0.82) for the year ended December 31, 2000.

Vosper-ManTech Limited—On September 7, 1995, MASI U.K. Limited, a majority-owned subsidiary of the Company, and Vosper Thornycroft Limited entered into a Joint Venture agreement to form Vosper-ManTech Limited (the Joint Venture). MASI U.K. Limited holds a 40% ownership in the Joint Venture and Vosper Thornycroft Limited owns the remaining 60%. In 2000, the Joint Venture began work on a ten-year follow-on contract providing outsourcing of the Government Communications Headquarters (GCHQ) for the United Kingdom’s logistics and engineering services.

The Company’s interest in the Joint Venture is accounted for using the equity method. The Company recorded $99,000, $504,000 and $393,000 in equity earnings for the years ended December 31, 2002, 2001 and 2000, respectively.

The components of investments are as follows (in thousands):

	December 31,
	2002	2001
GSE Systems, Inc.	$5,645	$5,514
Vosper-ManTech Limited	1,986	2,268

Total investments	$7,631	$7,782

13. Commitments and Contingencies

Payments to the Company on cost-reimbursable contracts with the U.S. Government are provisional payments subject to adjustment upon audit by the DCAA. Audits through 2000 have been completed and resulted in no material adjustments. The audits for 2001 and 2002 are not expected to have a material effect on the results of future operations.

In February 2000, a judgment was entered against the Company in favor of Boston Properties, a real estate management firm, in the amount of $1,175,000 for unpaid rent under a lease held by Boston Properties with Global-InSync, Inc. (Global). Global is the successor to a business sold by the Company in 1996. The Company provided a financial guarantee to Boston Properties on the lease to facilitate the timely closing of this business sale. Boston Properties and Global extended the original lease without notice to the Company. The legal action sought to recover unpaid rent beyond the term of the original lease. After losing the appeal, the Company paid this judgment and other related expenses in August 2000.

On October 9, 2002, the Company received a document subpoena issued by the Department of Defense Office of Inspector General. The Company is cooperating with the government. Based on the facts known to the Company, the Company does not expect the consequences of the government’s investigation to have a material adverse effect on its business, prospects, financial condition, or operating results. However, this investigation is at a preliminary stage and it is not possible to tell how it may develop in the future.

In the normal course of business, the Company is involved in certain governmental and legal proceedings, claims and disputes, and has litigation pending under several suits. Management believes that the ultimate resolution of these matters will not have a material effect on the Company’s financial position or results of operations.

The Company leases office space and equipment under long-term operating leases. A number of the leases contain renewal options and escalation clauses. At December 31, 2002, aggregate future minimum rental commitments under these leases are as follows (in thousands):

	Office Space	Equipment	Total
Year ending:
December 31, 2003	$9,424	$4,407	$13,831
December 31, 2004	8,367	3,277	11,644
December 31, 2005	7,434	1,981	9,415
December 31, 2006	7,064	1,405	8,469
December 31, 2007	5,045	29	5,074
Thereafter	7,057	—	7,057

Total	$44,391	$11,099	$55,490

Office space and equipment rent expense totaled approximately $12,815,000, $10,804,000 and $9,578,000 for the years ended December 31, 2002, 2001 and 2000, respectively.

14. Acquisitions

Each of the following acquisitions has been accounted for as a purchase, and accordingly, the operating results of each of the acquired entities have been included in the Company’s consolidated financial statements since the respective dates of acquisition. The aggregate amount of goodwill and other intangibles resulting from the excess of the respective purchase prices over the fair market value of net assets acquired in 2002 was approximately $85,902,000.

CTX Corporation—On December 11, 2002, the Company acquired 100 percent of the outstanding common shares of CTX Corporation (CTX). The results of operations for CTX have been included in the consolidated financial statements since that date. CTX is a leading provider of information technology and software strategies and solutions to the national intelligence community. CTX supports customers and programs within the national intelligence community, focusing primarily on mission critical IT and software services, including knowledge management, collaboration solutions, network engineering, and network forensics. The CTX technical professionals have expertise in commercially available technologies and operational experience with proprietary government systems. CTX solutions help intelligence community customers to: modernize information systems; collaborate across and within government enterprises; and develop and implement data mining techniques to better utilize information from large-scale data repositories.

The cash purchase price was approximately $35.3 million, excluding $0.5 million of acquisition-related costs, and included the repayment of $1.5 million of existing CTX debt. The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition (in thousands).

December 11, 2002
Current assets	$9,729
Property and equipment – net	354
Goodwill	25,879
Intangible assets	4,455
Other assets	52
Other current liabilities	(4,430)

$36,039

$4.0 million of the acquired intangible assets was assigned to contract rights and is being amortized on a straight-line basis over a period of eight years. The remaining $455,000 of intangible assets was assigned to capitalized software and is being amortized over a period of 3 years.

The following represents the unaudited pro forma results of operations as though the acquisition of CTX had been completed as of January 1, 2001 (in thousands, except per share amounts):

	Pro Forma Year Ended December 31, 2002	Pro Forma Year Ended December 31, 2001
Revenue	$533,600	$455,493
Income from continuing operations	23,180	15,751
Net income	19,499	306
Diluted earnings per share from continuing operations	0.89	0.84

Aegis Research Corporation—On August 5, 2002, the Company acquired 100 percent of the outstanding common shares of Aegis Research Corporation (Aegis). The results of operations for Aegis have been included in the consolidated financial statements since that date. Aegis is a leading provider of enterprise protection strategies and technical services to the federal national security community. Aegis supports key customers and programs within the Department of Defense (DoD) and national intelligence community, including the National Reconnaissance Office, the United States Air Force, The Joint Strike Fighter Program Office, and the Counterintelligence Field Activity Program under the DoD. Aegis also supports numerous other classified customers on special access programs. Many of the approximately 500 Aegis employees have prior military or intelligence experience.

The cash purchase price was approximately $69.1 million, excluding $0.3 million of acquisition-related costs. The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition (in thousands).

August 5, 2002
Current assets	$12,332
Property and equipment – net	841
Goodwill	60,023
Intangible asset	2,737
Other assets	114
Other current liabilities	(5,039)
Deferred Rent	(1,633)

$69,375

The acquired intangible asset of $2.7 million was assigned to contract rights and is being amortized on a straight-line basis over a period of five years.

The following represents the unaudited pro forma results of operations as though the acquisition of Aegis had been completed as of January 1, 2001 (in thousands, except per share amounts):

	Pro Forma Year Ended December 31, 2002	Pro Forma Year Ended December 31, 2001
Revenue	$533,669	$482,805
Income from continuing operations	23,869	17,095
Net income	20,188	1,650
Diluted earnings per share from continuing operations	0.92	0.91

Advanced Development Group, Inc.—On January 5, 1999, the Company acquired 100 percent of the outstanding common shares of Advanced Development Group, Inc. (ADG) for a purchase price of $3.0 million and a note for $2.0 million payable over two years (interest accrued at the prime rate). This acquisition also provided for additional cash payments, not to exceed $5,000,000, to be made over the three years following the closing, based on the attainment of certain earnings levels. In May 2000, the Company paid $495,000 against this obligation. At December 31, 2002, the Company has accrued a liability in the amount of $230,000 to satisfy the remaining earn-out obligation. ADG specializes in the development of interactive multimedia and distance learning training products. It is the leading Interactive Multimedia Instruction (IMI) developer for the U.S. Army. In addition, ADG has developed a proprietary IMI Course Builder Program© to enable the development of high-quality, low-cost training products that incorporate sophisticated animation, graphics and video.

15. Discontinued Operations

On September 26, 2001, the Company executed a formal plan to exit certain commercial and foreign lines of business that no longer contribute to the core competencies. The businesses include the Australia-based software solutions consulting business, the United Kingdom-based bank remittance processing business, the China-based consulting business, the U.S.-based environmental consulting and remediation business and the U.S.-based application-hosting business. Although some of these ventures showed promise and growth, these businesses were oriented towards commercial customers and did not contribute to the core competencies on which the Company is currently focused. During the year ended December 31, 2002, the Company completed the sale of all of these businesses.

Based on the projected future costs of disposal, an estimate has been provided for the likely net gains and losses to income expected from these businesses through the estimated dates of disposal. As a result, in accordance with APB Opinion No. 30, Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, results of operations have been classified as discontinued and prior periods have been restated. The Company has segregated the net assets and liabilities held for sale, recorded all current and expected future losses and deferred all gains expected to be realized upon disposal of the respective entities. The amounts the Company will ultimately realize could differ in the near term from the amounts estimated in arriving at the loss on disposal of the discontinued operations.

Revenues and losses from discontinued operations are as follows (in thousands):

	Year Ended December 31,
	2001	2000
Income statement data:
Revenues	$37,587	$63,389
Costs and expenses	(48,390)	(72,554)

Operating loss	(10,803)	(9,165)
Minority interest	851	1,333
Income tax benefit	3,419	3,165

Loss from discontinued operations net of tax and minority interest	$(6,533)	$(4,667)

The estimated net loss on disposal of discontinued operations recorded for the year ended December 31, 2001 was $8,912,000, net of an income tax benefit of $5,857,000. This loss included a provision for anticipated closing costs and net operating losses through the estimated dates of disposal of $5,020,000, net of an income tax benefit of $2,922,000. Additional losses of approximately $795,000 and $2,886,000 were recorded in August and December 2002 associated with the sale of the United Kingdom-based bank remittance processing business and the Australia-based software solutions consulting business, respectively.

The Company’s Australian-based software solutions consulting business disposed of its Local Government business on June 30, 2000 and recorded a loss on the disposal of $719,000, net of tax. The revenues and operating losses of this business unit were not significant for the periods presented.

16. Quarterly Financial Data (Unaudited)

The following tables set forth selected unaudited quarterly financial data and the percentages such items represent of sales. The quarterly financial data reflects, in the opinion of the Company, all normal and recurring adjustments necessary to present fairly the results of operations for such periods. Results of any one or more quarters are not necessarily indicative of annual results of continuing trends.

	2002 Quarters Ended
(In thousands, except per share data)	March 31,		June 30,		September 30,		December 31,
Revenues	$108,134	100.0%	$119,168	100.0%	$130,425	100.0%	$142,492	100.0%
Gross profit	19,524	18.1	21,888	18.4	24,430	18.7	27,061	19.0
Total costs and expenses	11,921	11.1	12,573	10.6	13,459	10.3	16,410	11.5
Income from operations	7,603	7.0	9,315	7.8	10,971	8.4	10,651	7.5
Interest expense (income)	217	0.2	(14)	(0.0)	119	0.1	325	0.2
Income before provision for income taxes and minority interest	7,683	7.1	9,554	8.0	10,666	8.2	10,619	7.5
Income from continuing operations	4,573	4.2	5,657	4.7	6,287	4.8	6,315	4.4
Net income	$4,573	4.2%	$4,862	4.1%	$6,287	4.8%	3,429	2.4%

Diluted net income per share	$0.20		$0.18		$0.24		$0.13

Weighted average shares outstanding	22,933		26,698		26,741		27,364

	2001 Quarters Ended
(In thousands, except per share data)	March 31,		June 30,		September 30,		December 31,
Revenues	$105,081	100.0%	$105,627	100.0%	$105,558	100.0%	$115,170	100.0%
Gross profit	18,648	17.7	19,004	18.0	20,202	19.1	20,245	17.6
Total costs and expenses	11,262	10.7	12,085	11.5	12,270	11.7	12,432	10.8
Income from operations	7,386	7.0	6,919	6.5	7,932	7.4	7,813	6.8
Interest expense	807	0.8	771	0.7	805	0.8	539	0.5
Income before provision for income taxes and minority interest	7,022	6.6	6,897	6.5	7,321	6.8	7,090	6.1
Income from continuing operations	4,009	3.7	3,937	3.7	4,214	3.9	4,080	3.5
Net income (loss)	$1,648	1.5%	$2,030	1.9%	$(3,941)	(3.8)%	$1,058	0.9%

Diluted net income (loss) per share	$0.09		$0.11		$(0.21)		$0.06

Weighted average shares outstanding	18,718		18,718		18,735		18,826

17. Subsequent Events

Acquisition of Integrated Data Systems—On February 28, 2003, the Company acquired 100 percent of the outstanding shares of Integrated Data Systems (IDS). The Company paid $57.7 million (net of cash) plus estimated purchase price adjustments of approximately $5.0 million. The transaction is also subject to an earnout provision. Founded in 1990, IDS delivers technology solutions and products in four core areas: software development, systems engineering/networking, information assurance, and government acquisition/procurement support software. IDS has developed secure, advanced messaging and collaboration applications and solutions in support of a wide variety of national security networks and systems. IDS is also one of Microsoft’s leading certified partners supporting U.S. Government classified intelligence community programs.

Acquisition of MSM Security Services, Inc.—On March 1, 2003, the Company acquired 100 percent of the outstanding shares of MSM Security Services, Inc. (MSM), a Maryland-based provider of Personnel Security Investigation (PSI) services to the U.S. Government. The Company paid $1.9 million in cash and the repayment at closing of existing MSM debt of $2.7 million. The purchase price is subject to certain post-closing adjustments and is also subject to an earnout provision. MSM specializes in PSI services for the United States Government, having completed over 250,000 background investigations since its founding in 1978. MSM employs approximately 100 staff. MSM also developed and maintains a nationwide network of approximately 1,800 experienced contract investigators that support the company’s mission. MSM has active investigation contracts to support the United States Customs Service, Defense Security Service (DSS), the intelligence community, and other federal government agencies.

* * * * * *

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL                 DISCLOSURE

The Company has had no disagreements with its auditors on accounting principles, practices or financial statement disclosure during and through the date of the financial statements included in this Report.

PART III

The Information required by Items 10, 11, 12, and 13 of Part III of this Annual Report on Form 10-K has been omitted in reliance on General Instruction G(3) and is incorporated herein by reference to the Company’s proxy statement to be filed with the SEC pursuant to Regulation 14A promulgated under the Securities Exchange Act of 1934, as amended.

ITEM 14. CONTROLS AND PROCEDURES

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

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)	The following documents are filed as a part of this annual report on Form 10-K:

1.	All financial statements:

2.	Financial statement schedule:

SCHEDULE NO.	DESCRIPTION

Schedule II	Valuation and Qualifying Accounts for the years ended December 31, 2002, 2001 and 2000

3.	Exhibits required by Item 601 of Regulation S-K:

EXHIBIT NO.	DESCRIPTION
2.1

Form of Plan of Merger by and between ManTech International Corporation, a New Jersey corporation, and ManTech International Corporation, a Delaware corporation, incorporated herein by reference from Registrant’s Registration Statement on Form S-1 (File No. 333-73946), as filed with the Commission on November 23, 2002, as amended

3.1

Second Amended and Restated Certificate of Incorporation of the Registrant as filed with the Secretary of State of the State of Delaware on January 30, 2002, incorporated herein by reference from Registrant’s Registration Statement on Form S-1 (File No. 333-73946), as filed with the Commission on November 23, 2002, as amended.

3.2

Amended and Restated Bylaws of the Registrant, incorporated herein by reference from Registrant’s Registration Statement on Form S-1 (File No. 333-73946), as filed with the Commission on November 23, 2002, as amended

4.1

Form of Common Stock Certificate, incorporated herein by reference from Registrant’s Registration Statement on Form S-1 (File No. 333-73946), as filed with the Commission on November 23, 2002, as amended.

4.2

Business Loan and Security Agreement with Citizens Bank of Pennsylvania, PNC Bank N.A., Branch Banking and Trust Company of Virginia, and Chevy Chase Bank, F.S.B., incorporated herein by reference from Registrant’s Registration Statement on Form S-1 (File No. 333-73946), as filed with the Commission on November 23, 2002, as amended.

10.1

Retention Agreement, effective as of January 1, 2002, between John A. Moore, Jr. and ManTech International Corporation, incorporated herein by reference from Registrant’s Registration Statement on Form S-1 (File No. 333-73946), as filed with the Commission on November 23, 2002, as amended.

10.2

Form of Confidentiality, Non-competition and Non-solicitation Agreement, effective as of the closing of this offering, between specified executive officers and ManTech International Corporation, incorporated herein by reference from Registrant’s Registration Statement on Form S-1 (File No. 333-73946), as filed with the Commission on November 23, 2002, as amended.

10.3

Management Incentive Plan of ManTech International Corporation, incorporated herein by reference from Registrant’s Registration Statement on Form S-1 (File No. 333-73946), as filed with the Commission on November 23, 2002, as amended.

10.4

Lease of Facility at 12015 Lee Jackson Highway, Fairfax, Virginia, incorporated herein by reference from Registrant’s Registration Statement on Form S-1 (File No. 333-73946), as filed with the Commission on November 23, 2002, as amended.

10.6

Retention Agreement, effective as of January 1, 2002, between George J. Pedersen and ManTech International Corporation, incorporated herein by reference from Registrant’s Registration Statement on Form S-1 (File No. 333-73946), as filed with the Commission on November 23, 2002, as amended.

10.8

USA CECOM Acquisition CTR-Washington, Contract No. DAAB07-98-A-6001, effective July 24, 1998, incorporated herein by reference from Registrant’s Registration Statement on Form S-1 (File No. 333-73946), as filed with the Commission on November 23, 2002, as amended.

10.9

ManTech International Corporation, Supplemental Executive Retirement Plan for the benefit of George J. Pedersen, effective as of April 12, 1996, incorporated herein by reference from Registrant’s Registration Statement on Form S-1 (File No. 333-73946), as filed with the Commission on November 23, 2002, as amended.

10.10

ManTech International Corporation, Supplemental Executive Retirement Plan for the benefit of John A. Moore, Jr., effective as of April 12, 1996, incorporated herein by reference from Registrant’s Registration Statement on Form S-1 (File No. 333-73946), as filed with the Commission on November 23, 2002, as amended.

10.11

Severance Arrangement, by and between ManTech International Corporation and Bradley H. Feldmann, incorporated herein by reference from Registrant’s Registration Statement on Form S-1 (File No. 333-73946), as filed with the Commission on November 23, 2002, as amended.

10.12

Form of Term Sheet for ManTech International Corporation Management Incentive Plan Non-Qualified Stock Option, and Standard Terms and Conditions for Non-Qualified Stock Options, incorporated herein by reference from Registrant’s Registration Statement on Form S-1 (File No. 333-73946), as filed with the Commission on November 23, 2002, as amended.

10.13

Form of Term Sheet for ManTech International Corporation Management Incentive Plan Incentive Stock Option, and Standard Terms and Conditions for Incentive Stock Options, incorporated herein by reference from Registrant’s Registration Statement on Form S-1 (File No. 333-73946), as filed with the Commission on November 23, 2002, as amended.

14.1	Code of Ethics

21.1	Subsidiaries of the Company

99.1	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code – Chief Executive Officer

99.2	Certification Pursuant to section 1350 of Chapter 63 of Title 18 of the United States Code – Chief Financial Officer

(b)	Reports on Form 8-K

FILING DATE	DESCRIPTION

October 18, 2002	Financial Statements and Pro Forma Financial Information of the Acquisition of Aegis Research Corporation by ManTech International Corporation

December 5, 2002	ManTech International Corporation signs definitive agreement to acquire CTX Corporation.

December 26, 2002	Acquisition of CTX Corporation by ManTech International Corporation.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant certifies that it has reasonable grounds to believe that it meets all of the requirements for filing on Form 10-K and has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Fairfax in the Commonwealth of Virginia, on this 31st day of March, 2003.

MANTECH INTERNATIONAL CORPORATION

By:	/s/ GEORGE J. PEDERSEN
Name:	George J. Pedersen
Title:	Chairman of the Board of Directors, Chief Executive Officer and President

POWER OF ATTORNEY

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the date indicated.

Name and Signature	Title	Date

/s/ George J. Pedersen George J. Pedersen	Chairman of the Board of Directors, Chief Executive Officer and President(Principal Executive Officer)	March 31, 2003

/s/ John A. Moore, Jr. John A. Moore, Jr.	Executive Vice President, Chief Financial Officer, Treasurer and Director (Principal Financial Officer and Principal Accounting Officer)	March 31, 2003

/s/ Barry G. Campbell Barry G. Campbell	Director	March 31, 2003

/s/ Walter R. Fatzinger, Jr. Walter R. Fatzinger, Jr.	Director	March 31, 2003

/s/ Michael D. Golden Michael D. Golden	Director	March 31, 2003

/s/ Richard J. Kerr Richard J. Kerr	Director	March 31, 2003

/s/ Stephen W. Porter Stephen W. Porter	Director	March 31, 2003

/s/ Walter W. Vaughan Walter W. Vaughan	Director	March 31, 2003

/s/ Stephen D. Harlan Stephen D. Harlan	Director	March 31, 2003

CERTIFICATION PURSUANT TO RULE 13A-14 OR 15D-14 OF THE SECURITIES

EXCHANGE ACT OF 1934, AS ADOPTED PURSUANT TO SECTION 302 OF THE

SARBANES-OXLEY ACT OF 2002

I, George J. Pedersen, certify that:

1.	I have reviewed this annual report on Form 10-K of ManTech International Corporation;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

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

6.	The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	March 31, 2003

By:	/s/ George J. Pedersen
Name:	George J. Pedersen
Title:	Chairman of the Board of Directors, Chief Executive Officer and President

CERTIFICATION PURSUANT TO RULE 13A-14 OR 15D-14 OF THE SECURITIES

EXCHANGE ACT OF 1934, AS ADOPTED PURSUANT TO SECTION 302 OF THE

SARBANES-OXLEY ACT OF 2002

I, John A. Moore, Jr., certify that:

1.	I have reviewed this annual report on Form 10-K of ManTech International Corporation;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

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

6.	The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 31, 2003

By:	/s/ John A. Moore, Jr.
Name:	John A. Moore, Jr.
Title:	Executive Vice President, Chief Financial Officer, Treasurer and Director

SCHEDULE II

Valuation and Qualifying Accounts

Activity in the Company’s allowance accounts for the years ended December 31, 2000, 2001 and 2002 was as follows (in thousands):

Doubtful Accounts
Period	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions	Other *	Balance at End of Period

2000	$1,838	313	(1,183)	464	$1,432
2001	$1,432	739	(1,048)	487	$1,610
2002	$1,610	793	(840)	345	$1,908

Deferred Tax Asset Valuation
Period	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions	Other *	Balance at End of Period

2000	$902	—	—	—	$902
2001	$902	—	—	—	$902
2002	$902	—	—	—	$902

* Other represents doubtful account reserves recorded as part of Net Revenues.

INDEPENDENT AUDITORS’ REPORT ON FINANCIAL STATEMENT SCHEDULE

To the Board of Directors and Stockholders of ManTech International Corporation

Fairfax, Virginia:

We have audited the consolidated financial statements of ManTech International Corporation and subsidiaries (the Company) as of December 31, 2002 and 2001, and for each of the three years in the period ended December 31, 2002 and have issued our report thereon dated February 21, 2003. Our audit also included the financial statement schedule for each of the three years in the period ended December 31, 2002 listed in Item 15(a)(2) of this Form 10-K. This financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion based on our audit. In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

McLean, Virginia

February 21, 2003