Form 10-Q
period 2003-03-31
MANTECH INTERNATIONAL CORP
filed 2003-05-14
CIK 892537

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the transition period from                          to

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒  Yes  ☐  No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No  ☒

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of April 30, 2003: ManTech International Corporation. Class A Common Stock, $0.01 par value, 16,288,254 shares; ManTech International Corporation. Class B Common Stock, $0.01 par value, 15,631,004 shares.

MANTECH INTERNATIONAL CORPORATION

PART I

FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AND NOTES

MANTECH INTERNATIONAL CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in Thousands)

	March 31, 2003	December 31, 2002
	(unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$12,651	$81,096
Receivables—net	155,608	133,122
Prepaid expenses and other	12,294	8,955
Assets held for sale	891	6,738

Total current assets	181,444	229,911
Property and equipment—net	10,852	9,131
Goodwill	146,074	94,003
Other intangibles	18,294	10,231
Investments	6,707	7,631
Employee supplemental savings plan assets	8,251	8,068
Other assets	5,448	5,413

TOTAL ASSETS	$377,070	$364,388

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of debt	$—	$1,000
Accounts payable and accrued expenses	33,788	32,905
Accrued salaries and related expenses	31,449	23,619
Deferred income taxes	9,552	11,888
Billings in excess of revenue earned	4,732	2,700
Liabilities held for sale	462	5,099

Total current liabilities	79,983	77,211
Debt—net of current portion	25,000	25,000
Deferred rent	1,988	1,838
Accrued retirement	9,676	9,555
Deferred income taxes	7,369	4,744
Minority interest	43	42

TOTAL LIABILITIES	124,059	118,390

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Common stock, Class A	163	163
Common stock, Class B	156	156
Additional paid in capital	206,861	206,861
Retained earnings	47,805	40,843
Accumulated other comprehensive loss	(1,974)	(2,025)
Deferred compensation	640	640
Shares held in grantor trust	(640)	(640)

TOTAL STOCKHOLDERS’ EQUITY	253,011	245,998

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$377,070	$364,388

See notes to condensed consolidated financial statements.

MANTECH INTERNATIONAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Dollars in Thousands Except Per Share Amounts)

	Three months ended March 31,
	2003	2002
	(unaudited)	(unaudited)
REVENUES	$148,123	$108,134
COST OF SERVICES	119,782	88,610

GROSS PROFIT	28,341	19,524

COSTS AND EXPENSES:
General and administrative	14,739	11,433
Depreciation and amortization	935	488

Total costs and expenses	15,674	11,921

INCOME FROM OPERATIONS	12,667	7,603
Interest expense	334	217
Other expense (income)	622	(297)

INCOME BEFORE PROVISION FOR INCOME TAXES AND MINORITY INTEREST	11,711	7,683
Provision for income taxes	(4,748)	(3,108)
Minority interest	(1)	(2)

NET INCOME	$6,962	$4,573

BASIC EARNINGS PER SHARE	$0.22	$0.20

Weighted average common shares outstanding	31,915,814	22,700,345

DILUTED EARNINGS PER SHARE	$0.22	$0.20

Weighted average common shares outstanding	31,935,340	22,933,015

See notes to condensed consolidated financial statements.

MANTECH INTERNATIONAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in Thousands)

	Three months ended March 31,
	2003	2002
	(unaudited)	(unaudited)
Net income	$6,962	$4,573
Other comprehensive income (loss):
Cash flow hedge	86	229
Translation adjustments	(35)	(185)

Other comprehensive income	51	44

Comprehensive income	$7,013	$4,617

See notes to condensed consolidated financial statements.

MANTECH INTERNATIONAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in Thousands)

	Three months ended March 31,
	2003	2002
	(unaudited)	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$6,962	$4,573
Adjustments to reconcile net income to net cash used in operating activities:
Equity in losses (earnings) of affiliates	874	(297)
Deferred income taxes	(570)	(2,586)
Minority interest in income of consolidated subsidiaries	1	2
Loss on disposals of property and equipment	—	6
Depreciation and amortization	1,412	864
Change in assets and liabilities—net of effects from acquired and discontinued businesses:
Increase in receivables	(9,627)	(10,106)
(Increase) decrease in prepaid expenses and other	(2,278)	4,752
Decrease in accounts payable and accrued expenses	(3,019)	(2,871)
Increase (decrease) in accrued salaries and related expenses	3,079	(945)
Increase (decrease) in billings in excess of revenue earned	1,582	(196)
Increase (decrease) in deferred rent	9	(3)
Increase (decrease) in accrued retirement	121	(68)

Net cash used in operating activities of continuing operations	(1,454)	(6,875)

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in property and equipment	(879)	(748)
Proceeds from sales of property and equipment	—	1
Dividends from GSE Preferred Stock	—	17
Proceeds from notes receivable	—	250
Investment in capitalized software products	(504)	(216)
Investment in Aegis Research Corporation	(8)	—
Investment in CTX Corporation	(24)	—
Investment in Integrated Data Systems, net of cash acquired of $4,305	(61,601)	—
Investment in MSM Security Service, Inc., net of cash acquired of $20	(5,058)	—
Dividends from MASI U.K.	—	286

Net cash used in investing activities of continuing operations	(68,074)	(410)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of not-to-compete financings	(1,000)	—
Proceeds from common stock issuance, net of offering expenses	—	110,388
Net decrease in borrowings under lines of credit	—	(32,300)
Repayment of subordinated debt	—	(8,000)
Repayment of term loan	—	(5,908)

Net cash (used in) provided by financing activities of continuing operations	(1,000)	64,180

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	33	(22)

NET CASH PROVIDED BY (USED IN) DISCONTINUED OPERATIONS	2,050	(2,451)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(68,445)	54,422
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	81,096	26,902

CASH AND CASH EQUIVALENTS, END OF PERIOD	$12,651	$81,324

See notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Three Months Ended March 31, 2003 and 2002 (unaudited)

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

Stock-Based Compensation—As permitted under Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation, the Company accounts for stock-based compensation plans using the intrinsic value method under the recognition and measurement principles of Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees and related Interpretations. No stock-based employee compensation cost is reflected in the net income, as all options granted under the Company’s stock-based compensation plans had an exercise price equal to the market value of the underlying common stock on the date of grant. In accordance with the provisions of SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure, the following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation (in thousands).

	Three Months Ended March 31,
	2003	2002
Net income, as reported	$6,962	$4,573
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(755)	(489)

Pro forma net income	$6,207	$4,084

Earnings per share:
Basic – as reported	$0.22	$0.20
Basic – pro forma	0.19	0.18
Diluted – as reported	0.22	0.20
Diluted – pro forma	0.19	0.18

The Company typically issues 10-year options that vest annually over a three-year period from the date of grant. For disclosure purposes, the fair value of each option is estimated on the date of grant using the Black-Scholes (Minimum Value) option-pricing model. The following weighted-average assumptions were used for option grants during the three months ended March 31, 2003 and 2002, respectively: dividend yield of 0 percent (as the Company did not pay dividends during the periods presented); expected volatility of 33.6% and 22.7%; expected average lives of 3 years (based on the Company’s experience); and, risk-free interest rates of 2.07% and 3.75%.

New Accounting Pronouncements—In April 2002, the Financial Accounting Standards Board (FASB) issued SFAS No. 145, Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections. Among other things, SFAS 145 rescinds both SFAS 4, Reporting Gains and Losses from Extinguishment of Debt, and the amendment to SFAS 4, SFAS 64, Extinguishments of Debt Made to Satisfy Sinking Fund Requirements. Through this rescission, SFAS 145 eliminates the requirement that gains and losses from the extinguishment of debt be aggregated and, if material, classified as an extraordinary item, net of the related income tax effect. Generally, SFAS 145 is effective for transactions occurring after May 15, 2002. The adoption of SFAS 145 did not have a material impact on the Company’s financial position or results of operations.

In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS 146 nullifies Emerging Issues Task Force Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). This statement requires that an exit or disposal activity related cost be recognized when the liability is incurred instead of when an entity commits to an exit plan. The provisions of SFAS 146 are effective for financial transactions initiated after December 31, 2002. The adoption of SFAS 146 did not have a material impact on the Company’s financial position or results of operations.

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

In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-based Compensation—Transition and Disclosure, an amendment of SFAS No. 123. SFAS 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require more prominent and more frequent disclosures in financial statements about the effects of stock-based compensation. This statement is effective for fiscal years ending after December 15, 2002. The adoption of SFAS 148 did not have a material impact on the Company’s financial position or results of operations.

In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities, an interpretation of ARB No. 51, which addresses consolidation by business enterprises of “variable interest entities” (VIEs). FIN 46 expands upon and strengthens existing accounting guidance that addresses when a company should include in its financial statements the assets, liabilities and activities of another entity. Under previous guidance, a company generally included another entity in its consolidated financial statements only if it controlled the entity through voting interests. The Interpretation requires a variable interest entity to be consolidated by a company if that company is the “primary beneficiary” of that entity. The primary beneficiary is subject to a majority of the risk of loss from the VIE’s activities, or is entitled to receive a majority of the VIE’s residual returns, or both. The consolidation requirements of the Interpretation apply immediately to VIEs created after January 31, 2003 and apply to previously established entities in the first interim period beginning after June 15, 2003. Certain of the disclosure requirements apply to all financial statements issued after January 31, 2003, regardless of when the VIE was established. The adoption of FIN 46 did not have a material impact on the Company’s financial position or results of operations.

3. Earnings Per Share

Basic earnings per share has been computed by dividing net income by the weighted average number of common shares outstanding during each period. Shares issued during the period, including shares issued pursuant to the Company’s initial and follow-on public offerings, and shares acquired during the period, if any, are weighted for the portion of the period that they were outstanding. Diluted earnings per share have been computed in a manner consistent with that of basic earnings per share while giving effect to all potentially dilutive common shares that were outstanding during each period. All share data for all periods has been updated to reflect the 16.3062-for-one stock split effected in January 2002. The weighted average number of common shares outstanding is computed as follows:

	Three months ended March 31,
	2003	2002
Basic weighted average common shares outstanding	31,915,814	22,700,345
Effect of potential exercise of stock options	19,526	232,670

Diluted weighted average common shares outstanding	31,935,340	22,933,015

4. Goodwill and Other Intangibles

Effective January 1, 2002, the Company adopted SFAS No. 142, Goodwill and Other Intangible Assets. SFAS 142 requires, among other things, the discontinuance of goodwill amortization. In addition, SFAS 142 required the Company to perform a transitional goodwill impairment test within six months from the date of adoption. In accordance with the standard, in the second quarter of 2002, the Company completed the transitional goodwill impairment test and determined that a $57,000 goodwill impairment charge was required. Under SFAS 142, goodwill is to be reviewed at least annually for impairment; the Company has elected to perform this review annually on June 30 of each calendar year.

The components of goodwill and other intangibles are as follows (in thousands):

	March 31, 2003	December 31, 2002
Goodwill	$156,180	$104,109
Other intangibles	25,417	18,978

	181,597	123,087
Less: Accumulated amortization	(17,229)	(18,853)

	$164,368	$104,234

As of March 31, 2003, other intangibles of $25,417 consist of the following (in thousands):

	March 31, 2003
	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets:
Contract rights	$17,919	$3,633
Capitalized software	7,498	3,490

Aggregate amortization expense for the three months ended March 31, 2003 was $597,000.

Estimated amortization expense (in thousands):

For the nine months ending December 31, 2003	$2,760
For the year ending:
December 31, 2004	3,349
December 31, 2005	3,204
December 31, 2006	2,141
December 31, 2007	1,764
December 31, 2008	1,438

5. Business Segment and Geographic Area Information

The Company operates as one segment, delivering a broad array of information technology and technical services solutions under contracts with the U.S. Government, state and local governments, and commercial customers. The Company’s federal government customers typically exercise independent contracting authority, and even offices or divisions within an agency or department may directly, or through a prime contractor, use the Company’s services as a separate customer so long as that customer has independent decision-making and contracting authority within its organization. No single customer accounted for 10% or more of the Company’s accounts receivable or revenues as of or for the periods ended March 31, 2003 and 2002. In addition, there were no sales to any customers within a single country except for the United States where the sales accounted for 10% or more of total revenue. The Company treats sales to U.S. Government customers as sales within the United States regardless of where the services are performed. Substantially all assets of continuing operations were held in the United States for the periods ended March 31, 2003 and 2002.

Revenues by geographic customer and the related percentages of total revenues for the periods ended March 31, 2003 and 2002, were as follows (in thousands):

	Three months ended March 31,
	2003	2002
United States	$147,046	$106,864
International	1,077	1,270

	$148,123	$108,134

United States	99.3%	98.8%
International	0.7	1.2

	100.0%	100.0%

6. Revenues and Receivables

The Company delivers a broad array of information technology and technical services solutions under contracts with the U.S. Government, state and local governments, and commercial customers. Revenues from the U.S. Government under prime contracts and subcontracts, as compared to total contract revenues, were approximately 97.1% and 96.6% for the periods ended March 31, 2003 and 2002 respectively. The components of contract receivables are as follows (in thousands):

	March 30, 2003	December 31, 2002
Billed receivables	$119,532	$101,013
Unbilled receivables:
Amounts currently billable	25,326	19,780
Revenues recorded in excess of estimated contract value or funding	2,604	2,619
Retainage	3,742	3,573
Indirect costs incurred in excess of provisional billing rates	6,646	8,045
Allowance for doubtful accounts	(2,242)	(1,908)

	$155,608	$133,122

7. Stockholders’ Equity

Reincorporation, Recapitalization and Stock Split—The Company is incorporated in Delaware and is the successor by merger to ManTech International Corporation, a New Jersey corporation. As a result of the merger, in January 2002 the Company reincorporated from New Jersey to Delaware and recapitalized its common stock. On the effective date of the merger, each outstanding share of the New Jersey corporation’s common stock was exchanged for one share of the Company’s Class A common stock or for one share of the Company’s Class B common stock. Immediately after the merger, the Company effected a 16.3062-for-one stock split of the Company’s Class A common stock and Class B common stock. The holders of each share of our Class A common stock are entitled to one vote per share, and the holders of each share of our Class B common stock are entitled to ten votes per share. In connection with the reincorporation and recapitalization, all of the Company’s outstanding treasury stock was retired.

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

Follow-on Public Offering—The Company closed its follow-on public offering on December 20, 2002. Net proceeds to the Company were approximately $90.9 million, after deducting the estimated expenses related to the offering and the portion of the underwriting discount payable by the Company. Proceeds from the offering were used to repay indebtedness incurred in connection with the acquisition of CTX Corporation. The balance of the net proceeds of the offering, in conjunction with cash on hand, were used in 2003 to fund the Company’s acquisition of Integrated Data Systems Corporation on February 28, 2003 and MSM Security Services, Inc. on March 1, 2003 for $60.7 million and $5.0 million, respectively.

8. Acquisitions

Integrated Data Systems Corporation—On February 28, 2003, the Company acquired 100 percent of the outstanding common shares of Integrated Data Systems Corporation (IDS). The results of operations for IDS have been included in the Company’s consolidated financial statements since that date. Founded in 1990, IDS delivers technology solutions and products in four core areas: software development, systems engineering/networking, information assurance, and government acquisition/procurement support software. IDS has developed secure, advanced messaging and collaboration applications and solutions in support of a wide variety of national security networks and systems. IDS is also one of Microsoft’s leading certified partners supporting U.S. Government classified intelligence community programs. Most of the 230 IDS employees hold Top Secret security clearances with additional special accesses to compartmented programs.

The cash purchase price was approximately $60.7 million, net of cash on hand, excluding $0.9 million of acquisition related costs, and is subject to an earnout provision. The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition (in thousands).

February 28, 2003
Current assets	$14,497
Property and equipment—net	1,364
Goodwill	50,074
Intangible asset	7,500
Other assets	84
Other current liabilities	(7,472)
Deferred rent	(141)

$65,906

$7.5 million of the acquired intangible assets was assigned to contract rights and is being amortized on a straight-line basis over a period of eight years. The preliminary purchase price allocation may change during the year of acquisition as additional information concerning net asset valuation is obtained.

The following represents the unaudited pro forma results of operations as though the acquisition of IDS had been completed as of January 1, 2002 (in thousands, except per share amounts):

	Pro Forma Three Months Ended March 31, 2003	Pro Forma Three Months Ended March 31, 2002
Revenues	$158,446	$115,059
Income from operations	13,670	8,379
Net income	7,390	4,855
Diluted earnings per share	0.23	0.21

MSM Security Services, Inc.—On March 5, 2003, the Company acquired 100 percent of the outstanding common shares of MSM Security Services, Inc. (MSM), a Maryland-based provider of Personnel Security Investigation (PSI) services to the U.S. Government. Pursuant to the acquisition agreement, the Company was entitled to include the results of operations for MSM in its consolidated financial statements effective March 1, 2003. MSM specializes in PSI services for the U.S. Government, having completed over 250,000 background investigations since its founding in 1978. MSM has approximately 100 employees, with most holding U.S. Government security clearances. MSM also developed and maintains a nationwide network of approximately 1,800 experienced contract investigators that support the company’s mission. MSM has active investigation contracts to support the United States Customs Service, Defense Security Service (DSS), the intelligence community, and other federal government agencies.

The cash purchase price was approximately $5.0 million, of which $2.3 million in cash was paid to MSM shareholders and $2.7 in cash was used to repay existing MSM debt. The cash purchase price excludes $0.1 million of acquisition related costs, and is subject to certain post-closing adjustments and an earnout provision.

9. Discontinued Operations

On September 26, 2001, the Company executed a formal plan to exit certain commercial and foreign lines of business that no longer contribute to the core competencies. The businesses include the Australia-based software solutions consulting business, the United Kingdom-based bank remittance processing business, the China-based consulting business, the U.S.-based environmental consulting and remediation business and the U.S.-based application-hosting business. Although some of these ventures showed promise and growth, these businesses were oriented towards commercial customers and did not contribute to the core competencies on which the Company is currently focused. The Company had concluded the disposal of all of these businesses as of December 31, 2002, except the Company’s Australia-based software solutions business. As of December 31, 2002, the Company had reached a definitive agreement regarding the sale of this business, and the transaction closed in February 2003. An accrual of $2.6 million for losses incurred in connection with the disposal of the Australia-based software solutions business was recorded in the fourth quarter of 2002.

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

Overview

The Company delivers a broad array of information technology and technical services solutions to U.S. federal government customers, focusing primarily on critical national defense programs for the intelligence community and Department of Defense. The Company designs, develops, procures, implements, operates, tests and maintains mission-critical, enterprise information technology and communication systems and intelligence processing infrastructures for the Company’s federal government customers. The Company also provides solutions to federal government civilian agencies, as well as to state and local governments and commercial customers. Many of the Company’s 4,760 employees have military or intelligence experience and high level security clearances that allows the Company to work with its customers in highly classified environments and at front-line deployments in the United States and 34 countries globally.

The Company’s revenues consist primarily of payments for the work of the Company’s employees and, to a lesser extent, the pass-through of costs for material and subcontract efforts under contracts with the Company’s customers. The Company enters into three types of federal government contracts: cost-plus, time-and-materials and fixed-price. Under cost-plus contracts, the Company is reimbursed for allowable costs and paid a fee, which may be fixed or performance-based. Under time-and-materials contracts, the Company is reimbursed for labor at negotiated hourly billing rates and for certain expenses. The Company assumes financial risk on time-and-material contracts because the Company assumes the risk of performing those contracts at negotiated hourly rates. Under fixed-price contracts, the Company performs specific tasks for a fixed price. Compared to cost-plus contracts, fixed-price contracts generally offer higher margin opportunities but involve greater financial risk because the Company bears the impact of cost overruns and receives the benefit of cost savings. For the three months ended March 31, 2003, the Company derived approximately 36.9%, 46.3% and 16.8% of our revenues from cost-plus, time-and-materials and fixed-price contracts, respectively.

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

	Three months ended March 31,
	2003	2002
Intelligence / Department of Defense	87.9%	85.8%
Federal Civilian Agencies	9.2	10.8
Commercial / State / Local	2.9	3.4

Total	100.0%	100.0%

Backlog and GSA Schedule Contract Value

At March 31, 2003, the Company’s backlog was $1.4 billion, of which $277.6 million was funded backlog. At March 31, 2002, the Company’s backlog was $935.3 million, of which $230.5 million was funded backlog. In addition, the Company estimates its GSA schedule contract value at March 31, 2003 was $1.0 billion. At March 31, 2002, the Company estimates its GSA schedule contract value was $860.6 million. Backlog, funded backlog and GSA schedule contract value represent estimates that the Company calculates on the bases described below.

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

At March 31, 2003, the Company’s backlog included $379.0 million of revenues for solutions pursuant to task orders that have been executed under GSA schedule contracts, of which $99.6 million were included in funded backlog. The amount of the Company’s revenues generated under GSA schedule contracts has increased in recent years. Specifically, for the three months ended March 31, 2003 and 2002, funded awards under GSA schedule contracts were $67.6 million and $57.4 million, respectively. The Company believes that potential GSA schedule contract revenues are not fully reflected in traditional backlog calculations because, as described below, while GSA schedule contracts provide the Company’s customers with the flexibility to obtain the Company’s solutions through a streamlined procurement process, they do not provide for fixed, minimum or maximum purchase commitments. Therefore, the Company has developed a method of calculating GSA schedule contract value that it uses to evaluate estimates for the amount of revenues that it may receive under its GSA schedule contracts. For these purposes, the Company determines GSA schedule contract value by multiplying the average monthly amount of funded work that it has been awarded under each of its GSA schedule contracts over the past twelve months, by the number of months remaining in the term of those contracts, including under existing options, except that the Company does not take into account remaining contract terms of more than 72 months.

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

Three Months Ended March 31, 2003 Compared to the Three Months Ended March 31, 2002

Revenues. Revenues increased 37.0% to $148.1 million for the three months ended March 31, 2003, compared to $108.1 million for the same period in 2002. This increase is attributable primarily to a full quarter of revenues from the Aegis Research Corporation (Aegis) and CTX Corporation (CTX) businesses that were acquired in August and December 2002, respectively. One month of revenues from the Company’s Integrated Data Systems Corporation (IDS) and MSM Security Services, Inc. (MSM) acquisitions, additional work under contracts that were in existence during the prior year, and the U.S. Army Communications-Electronics Command (CECOM) contract which did not start until the second quarter of 2002 also contributed to the increase. The Company derived approximately 36.4% of our revenues for the three months ended March 31, 2003 from work under GSA schedule contracts, compared with approximately 39.9% for the same period in 2002. Subcontracts accounted for 10.8% of our revenue for the three months ended March 31, 2003, compared with 3.4% for the same period in 2002.

Cost of services. Cost of services increased 35.2% to $119.8 million for the three months ended March 31, 2003, compared to $88.6 million for the first quarter of 2002. As a percentage of revenues, cost of services decreased from 81.9% to 80.9%. Direct labor costs increased by 38.7% due to an increase in personnel, primarily related to the approximately 1,000 personnel added in connection with the Company’s four recent acquisitions. For the three months ended March 31, 2003, other direct costs increased by 27.3% over first quarter 2002, from $34.0 million to $43.3 million. As a percentage of revenues, other direct costs decreased from 31.5% for the three months ended March 31, 2002 to 29.3% for the same period in 2003 due to lower pass-through sales during the period. For the three months ended March 31, 2003, overhead personnel and facilities costs increased 0.6%, as a percentage of revenue, as compared to the same period in 2002.

Gross profit. Gross profit increased 45.2% to $28.3 million for the three months ended March 31, 2003, compared to $19.5 million for the same period in 2002. Gross profit margin increased to 19.1% for the three months ended March 31, 2003, compared to 18.1% for the same period in 2002. The increase in the gross profit margin was primarily the result of an increase in the direct labor percentage and a decrease in the percentage of pass-through sales, which are typically not as profitable as the Company’s normal service offerings. In addition, the Company experienced higher margins on new secure systems and infrastructure and information technology tasks during the first quarter of 2003.

General and administrative. General and administrative expenses increased 28.9% to $14.7 million for the three months ended March 31, 2003, compared to $11.4 million for the same period in 2002. The increased expenses reflect additional management personnel and infrastructure related to the Company’s acquisitions that are necessary to support the growth of the business. As a percentage of revenues, general and administrative expenses decreased from 10.6% for the three months ended March 31, 2003 to 10.0% for the same period in 2002 as a result of operating efficiencies.

Depreciation and amortization. Depreciation and amortization expense has increased 91.4% to $0.9 million for the three months ended March 31, 2003 compared to $0.5 million for the same period in 2002. The increase resulted from an additional $0.3 million of amortization of intangible assets established in connection with the Company’s four recent acquisitions, as well as $0.1 million of additional depreciation expense.

Income from operations. Income from operations increased 66.6% to $12.7 million for the three months ended March 31, 2003, compared with $7.6 million for the same period in 2002. The increase was primarily a result of the increase in revenues relative to the cost of services and administrative costs discussed above.

Net income. Net income increased 52.2% to $7.0 million for the three months ended March 31, 2003, compared to $4.6 million for the same period in 2002. The increase resulted from $5.1 million of additional operating income, offset by an increase in other expense of $0.9 million and increased interest expense of $0.1 million. Other expense increased by 309.2% over the same period in the prior year primarily as a result of a fourth quarter 2002 net loss incurred by a Company affiliate accounted for under the equity method of accounting. Our effective tax rate for the three months ended March 31, 2003 and 2002 was 40.5%.

Liquidity and Capital Resources

The Company’s primary source of liquidity is cash provided by operations and the Company’s revolving credit facility. The Company funds its operations primarily through cash provided by operating activities. In 2002, net proceeds of $201.1 million from the Company’s initial and follow-on public offerings also provided a source of liquidity. Cash used in operating activities of continuing operations was $1.5 million for the three months ended March 31, 2003, a decrease of $5.4 million from the same period in the prior year. The primary reasons for this decrease were increases in income from continuing operations, accrued salaries, deferred income taxes and billings in excess of revenue earned offset by an increase in prepaid expenses. Cash paid for income taxes for the three months ended March 31, 2003 and 2002 includes $1.3 million for each period associated with the Company’s conversion to an accrual-basis taxpayer.

Cash used in operating activities of continuing operations for the three months ended March 31, 2003 and 2002 was $1.5 million and $6.9 million, respectively. In the quarter ended March 31, 2003, cash used in operating activities was primarily the result of an increase in contract receivables of $9.6 million, an increase in prepaid expenses of $2.3 million and a decrease in accounts payable of $3.0 million, offset by income from continuing operations of $7.0 million and increases in accrued salaries and billings in excess of $4.7 million. In the quarter ended March 31, 2002, cash used in operating activities was the result of an increase in contract receivables of $10.1 million and decreases in accounts payable and deferred income taxes of $5.5 million, offset by income from continuing operations of $4.6 million and a decrease in prepaid expenses of $4.8 million.

Cash used in investing activities of continuing operations was $68.1 million for the three months ended March 31, 2003, compared to $0.4 million for the same period in the prior year. Investing activities in the first quarter of 2003 included the acquisitions of IDS and MSM for $61.6 million and $5.1 million, respectively, purchases of property and equipment of $0.9 million, and investments in intellectual property of $0.5 million. Investing activities have primarily consisted of investments in intellectual property, acquisitions of businesses, investments and loans to affiliates and purchases of property and equipment.

Cash used in financing activities of continuing operations was $1.0 million for the three months ended March 31, 2003, compared to cash provided by financing activities of $64.2 million for the three months ended March 31, 2002. The net cash used in the first quarter of 2003 was related to the Company’s payment of the final installment of a not-to-compete financing. The net cash provided by financing activities during the first quarter of 2002 was primarily the result of the net proceeds of the Company’s initial public offering of $110.2 million, less amounts used to repay debt.

On February 28, 2003, the Company acquired all of the outstanding shares of IDS for a cash purchase price of $60.7 million, excluding $0.9 million of acquisition-related costs. The transaction is also subject to an earnout provision. The acquisition has been accounted for using the purchase method of accounting. The purchase price has been allocated to the assets acquired and the liabilities assumed based upon their estimated fair market values. The balance of the purchase price was recorded as goodwill. The acquisition of IDS also provides a cash tax savings to the Company due to the deductibility of goodwill and related intangibles of approximately $22.5 million over 15 years. The goodwill is deductible because the shareholders of IDS made a section 338(h)(10) election under the federal Tax Code. The acquisition was funded using proceeds from the Company’s follow-on public offering.

On March 5, 2003, the Company acquired all of the outstanding shares of MSM for a cash payment to MSM shareholders of $2.3 million, excluding $0.1 million of acquisition-related costs, plus the repayment at closing of existing MSM debt of $2.7 million. The purchase price is subject to certain post-closing adjustments and also includes an earnout provision. The acquisition has been accounted for using the purchase method of accounting. The purchase price has been allocated to the assets acquired and the liabilities assumed based upon their estimated fair market values. The balance of the purchase price was recorded as goodwill. The acquisition was funded using proceeds from the Company’s follow-on public offering.

On December 17, 2001, the Company executed a new Business Loan and Security Agreement with Citizens Bank of Pennsylvania, PNC Bank N.A., Branch Banking and Trust Company of Virginia, and Chevy Chase Bank, F.S.B. to refinance and replace a prior loan agreement. The agreement provides for a $65.0 million revolving credit facility and a $6.4 million term loan. Under the term-loan portion of the agreement, the principal balance was payable in consecutive quarterly installments of $0.5 million on the last business day of each quarter commencing with the last business day of December 2001. The maturity date of the agreement is December 31, 2004. Under the agreement, the Company is required to maintain specified financial covenants relating to fixed charge coverage, interest coverage, debt coverage, and to maintain a certain level of consolidated net worth. The agreement also places limitations on additional borrowings, mergers, and related party transactions, issuances of capital stock and payment of dividends, and limitations with respect to capital expenditures. Borrowings under the agreement are collateralized by the Company’s eligible contract receivables, inventory, all of the Company’s stock in certain of the Company’s subsidiaries and certain property and equipment, and bear interest at the London Interbank Offered Rate (LIBOR), or the lender’s prime rate, plus market-rate spreads that are determined based on a company leverage ratio calculation. The LIBOR spreads may range from 1.00% to 1.75% and the prime rate spreads may range from 0.00% to 0.50%. To manage the Company’s exposure to the fluctuations in these variable interest rates, an interest swap was executed in December 2001. The swap agreement has a notional principal amount of $25.0 million and currently has a fixed LIBOR rate of 6.83%. The term loan balance and accrued interest and all but $25.0 million of the revolving credit facility were repaid during the first quarter of 2002. At March 31, 2003, the Company had $25.0 million in borrowings outstanding under the revolving credit facility under the agreement.

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

The Company’s significant accounting policies, including the critical policies listed above, are described in the notes to the consolidated financial statements for the year ended December 31, 2002 included in the Company’s Annual Report on Form 10-K filed with the SEC on March 31, 2003.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The Company’s exposure to market risk relates to changes in interest rates for borrowings under the Company’s senior term loan and the Company’s revolving credit facility. These borrowings bear interest at variable rates. During the first quarter of 2002, the Company repaid all but $25.0 million in borrowings outstanding under the Company’s revolving credit facility. A hypothetical 10% increase in interest rates would have increased the Company’s interest expense for the three months ended March 31, 2003 by less than $0.1 million.

In December 2001, the Company entered into an interest swap agreement in order to reduce the Company’s exposure associated with the market volatility of fixed London Interbank Offered Rate (LIBOR) interest rates. This agreement has a notional principal amount of $25.0 million and, as of March 31, 2003, had a rate of 6.83%. This agreement is a hedge against revolving debt of $25.0 million, which bears interest at monthly floating LIBOR plus 1.00%. At stated monthly intervals the difference between the interest on the floating LIBOR-based debt and the interest calculated in the swap agreement are settled in cash. The value of the swap at March 31, 2003 was a negative $3.2 million.

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

PART II

OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On June 1, 2001, CHBP, Ltd., a customer of ManTech Environmental Corporation, the Company’s former environmental consulting and remediation business, filed suit in the 333rd District Court of Harris County Texas against a number of parties alleging initially a total of $2.0 million in damages from soil and groundwater contamination caused by the defendants while occupying a commercial business center owned by CHBP, Ltd. As set forth in the most recent pleadings in this case, the total damages alleged have now been increased to $10.0 million. On November 15, 2001, some of the defendants in this suit filed a third-party complaint against ManTech Environmental Corporation, alleging that services provided by the Company’s subsidiary to CHBP, Ltd. caused or contributed to the alleged contamination of the property. On April 30, 2002, CHBP, Ltd. amended their suit to assert a direct claim against ManTech Environmental Corporation. The Company has denied the allegations. A trial date is set for January 19, 2004. The Company believes that it has other defenses and professional liability insurance coverage, and does not believe this litigation will have a material adverse effect on its business, prospects, financial condition or operating results. The Company decided to discontinue the operation of the commercial business performed by ManTech Environmental Corporation. For more information, please see “Item 3—Legal Proceedings”; “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations: Discontinued Operations” and note 15 to the Company’s consolidated financial statements, each as included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 filed with the SEC on March 31, 2003.

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

On August 17, 2001, the Company was served with a grand jury subpoena issued by the United States District Court for the Eastern District of Virginia. The U.S. Attorney’s Office for the Eastern District of Virginia has advised the Company that the investigation relates to whether the Company improperly charged a portion of its corporate merger and acquisition-related expenses and certain expenses of its Australian-based software consulting subsidiary (which is one of the Company’s businesses included in discontinued operations) in a manner that would have resulted in those expenses being reimbursed by the U.S. government. As anticipated, the Company received a second grand jury subpoena seeking documents relating to this investigation on August 2, 2002. Based on the facts known to the Company as of the date of this quarterly report, the Company does not expect the consequences of this investigation to have a material adverse effect on its business, prospects, financial condition or operating results. However, this investigation is still ongoing and it is not possible to tell how it may develop in the future. The Company is fully cooperating with the federal government’s investigation of this matter.

On October 9, 2002, the Company received a document subpoena issued by the Department of Defense Office of Inspector General. The subpoena seeks the production of certain documents concerning a Department of Defense contract pursuant to which one of the Company’s subsidiaries, ManTech Solutions & Technologies Corporation (“MSTC”), performed personnel security clearance background checks for the Defense Security Service. Although the Company did not handle classified information under this contract, the terms of the contract required MSTC to utilize personnel with appropriate security clearances. The Company believes that the investigation relates, in part, to whether it improperly charged certain costs under the contract, as well as to the propriety of the security clearances and credentials of certain subcontractors and employees who provided services under the contract. After receiving this subpoena, the Company’s outside counsel and the Company’s chief compliance officer began an investigation of MSTC regarding certain matters relevant to the subpoena. In the course of the Company’s internal investigation, which remains in process, the Company discovered that up to five weekly time sheets of one person who performed services under the contract and who did not possess the proper security clearance had been manually changed after receipt of the subpoena and before they were produced to the Department of Defense Office of

Inspector General to indicate that such person did not directly charge time to the contract. None of the changed information was entered into the Company’s official accounting records, and, therefore, the information in the Company’s accounting system was not compromised. The Company promptly informed the government of this development, and it terminated certain employees of MSTC following its discovery relating to the changed time sheets. The Company notes that this development may result in proceedings against certain current and/or former employees of MSTC and possibly MSTC itself. Based on the facts known to the Company, the Company does not expect the consequences of the government’s investigation to have a material adverse effect on its business, prospects, financial condition or operating results. However, this investigation is at a preliminary stage and it is not possible to tell how it may develop in the future. For additional information regarding the penalties to which the Company could be subject in the event the government’s investigation results in a determination that the Company or its employees or agents acted improperly, see “Item 1—Business: Risks Related to the Company’s Business,” the sections entitled “the Company’s employees or subcontractors may engage in misconduct or other improper activities” and “the Company must comply with complex procurement laws and regulations” and “the Company’s contracts are subject to audits and cost adjustments by the federal government” included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 filed with the SEC on March 31, 2003.

The Company was subject to an investigation by the Inspector General of the EPA originating from a subpoena received in March of 2000 regarding the number of hours the Company charged in the performance of a contract with the EPA. The investigation was closed during the second quarter of 2003 without any adverse action against the Company.

In addition to the foregoing, the Company is subject to certain other legal proceedings, investigations, claims and disputes that arise in the ordinary course of its business. Although the Company cannot predict the outcomes of these other legal proceedings, investigations, claims and disputes, based on the information now available to it, the Company does not believe that the ultimate resolution of these matters, either individually or in the aggregate, will have a material adverse effect on its business, prospects, financial condition or operating results. For more information, please see “Item 3—Legal Proceedings” as included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 filed with the SEC on March 31, 2003.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

The Company completed its initial public offering of Class A Common Stock in February 2002, pursuant to Form S-1 (File Nos. 333-73946 and 333-82310) under the Securities Act of 1933. Under these registration statements, the Company registered a total of 7,200,000 shares of its Class A common stock, of which 6,866,667 shares were sold by the Company, and 333,333 shares were sold by the selling stockholder, George J. Pedersen, who is the Company’s Chairman of the Board of Directors, Chief Executive Officer and President, and a 10% or greater stockholder. All such shares were sold at $16.00 per share on February 7, 2002. The managing underwriters for the offering were Jefferies & Company, Inc., Legg Mason Wood Walker, Incorporated and BB&T Capital Markets. Pursuant to the terms of the underwriting agreement described in the registration statements, the underwriters were entitled to elect, not later than March 9, 2002, to sell up to 1,080,000 additional shares of the Company’s Class A common stock, of which 696,487 shares were to be sold by the Company, and 383,513 shares were to be sold by the selling stockholder if the underwriters elected to sell all the additional shares. On February 12, 2002, the underwriters elected to sell an additional 1,080,000 shares, resulting in an aggregate offering price of $132,480,000, of which $121,010,464 pertained to shares sold by the Company and the remaining $11,469,536 pertained to shares sold by the selling stockholder. The total underwriting discount was approximately $9.3 million, of which the company paid $8.5 million, and the Company incurred other expenses (including filing, legal and accounting fees) of approximately $2.3 million, none of which were paid to the Company’s directors or officers or their affiliates or to persons owning 10% or more of any class of the Company’s common stock or that of the Company’s affiliates.

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

The Company’s net proceeds from the initial and follow-on public offerings were approximately $110.2 million and $90.9 million, respectively. Proceeds from the offerings were used to repay the principal and accrued interest outstanding under the Company’s term loan and under its subordinated debt, to pay off all but $25.0 million of principal owing under the Company’s revolving credit facility, to purchase Aegis Research Corporation on August 5, 2002 for $69.4 million, to purchase CTX Corporation on December 11, 2002 for $35.8 million, to purchase Integrated Data Systems on February 28, 2003 for $61.6 million, and to purchase MSM Security Services, Inc. on March 1, 2003 for $5.1 million. The principal and accrued interest under the Company’s term loan was $6.0 million, principal and accrued interest under the Company’s subordinated debt was $8.1 million, and the principal repayment under the Company’s revolving credit facility was $17.7 million.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the first quarter of the year ended March 31, 2003.

ITEM 5. OTHER INFORMATION

Forward-Looking Statements

This quarterly report contains forward-looking statements that involve substantial risks and uncertainties. You can identify these statements by forward-looking words such as “may,” “will,” “expect,” “intend,” “anticipate,” “believe,” “estimate,” “continue” and other similar words. You should read statements that contain these words carefully because they discuss the Company’s future expectations, make projections of the Company’s future results of operations or financial condition or state other “forward-looking” information. Examples of such forward looking statements include the Company’s belief that GSA schedule contract values will continue at the same rate or better in the future or that the Aegis, CTX, IDS and MSM acquisitions will be successfully integrated and provide the Company with numerous opportunities to grow its revenues in the future. The Company believes that it is important to communicate its future expectations to its investors. However, there may be events in the future that the Company is not able to accurately predict or control. The factors that could cause actual results to differ materially from those anticipated include, but are not limited to the following: a failure to successfully integrate the Aegis, CTX, IDS and MSM acquisitions into the Company’s operations or to realize any accretive effects from such acquisitions; changes to the tax laws relating to the treatment and deductibility of goodwill or any change in the Company’s effective tax rate; additional costs associated with complying with the Sarbanes-Oxley Act of 2002, any proposed revisions or modifications to the NASDAQ listing standards, SEC rule changes or other corporate governance issues; failure of government customers to exercise options under contracts; funding decisions of U.S. Government projects; government contract procurement (such as bid protest) and termination risks; competitive factors such as pricing pressures and/or competition to hire and retain employees; material changes in laws or regulations applicable to the Company’s filings with the SEC. The Company’s statements in this report are made as of May 14, 2003, and the Company undertakes no obligation to update any of the forward looking statements made herein, whether as a result of new information, future events, changes in expectations or otherwise.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits required by Item 601 of Regulation S-K:

EXHIBIT NO.	DESCRIPTION

99.1	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code—Chief Executive Officer

99.2	Certification Pursuant to section 1350 of Chapter 63 of Title 18 of the United States Code—Chief Financial Officer

(b) Reports on Form 8-K

FILING DATE	DESCRIPTION

March 14, 2003	Acquisition of Integrated Data Systems Corporation by ManTech International Corporation.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MANTECH INTERNATIONAL CORPORATION

By:	/s/ GEORGE J. PEDERSEN
Name:	George J. Pedersen
Title:	Chairman of the Board of Directors, Chief Executive Officer and President

Date: May 14, 2003

By:	/s/ JOHN A. MOORE, JR.
Name:	John A. Moore, Jr.
Title:	Executive Vice President Chief Financial Officer, Treasurer and Director

Date: May 14, 2003

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

Date: May 14, 2003

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

Date: May 14, 2003

By:	/s/ JOHN A. MOORE, JR.
Name:	John A. Moore, Jr.
Title:	Executive Vice President, Chief Financial Officer, Treasurer and Director