Form 10-Q
period 2003-06-30
MANTECH INTERNATIONAL CORP
filed 2003-08-04
CIK 892537

--------------------------------------------------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                               -------------------

                                    FORM 10-Q

                                   (Mark One)
           |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2003

                                       OR

           | | TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                 For the transition period from _______ to _________

                          Commission File No. 000-49604

                               -------------------


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

                               -------------------


      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. |X| Yes |_| No

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes |_| No |X|

      Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of August 4, 2003: ManTech International Corporation Class A Common Stock, $0.01 par value, 16,365,320 shares; ManTech International Corporation Class B Common Stock, $0.01 par value, 15,631,004 shares.


--------------------------------------------------------------------------------

                        MANTECH INTERNATIONAL CORPORATION

                                      INDEX




PART I--FINANCIAL INFORMATION

Item 1.   Condensed Consolidated Financial Statements and Notes

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

Item 4.   Controls and Procedures

PART II--OTHER INFORMATION

Item 1.   Legal Proceedings

Item 2.   Changes In Securities and Use of Proceeds

Item 3.   Defaults Upon Senior Securities

Item 4.   Submission of Matters to a Vote of Securities Holders

Item 5.   Other Information

Item 6.   Exhibits and Reports on Form 8-K

                                                       PART I

                                               FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AND NOTES

                                            MANTECH INTERNATIONAL CORPORATION
                                          CONDENSED CONSOLIDATED BALANCE SHEETS
                                                (Dollars in Thousands)


                                                                                                     June 30,       December 31,
                                                                                                       2003             2002
                                                                                                    -----------     ------------
                                                                                                    (unaudited)
                                        ASSETS
CURRENT ASSETS:
      Cash and cash equivalents                                                                      $  20,413       $  81,096
      Cash in escrow                                                                                     1,485              --
      Receivables--net                                                                                 151,740         133,122
      Prepaid expenses and other                                                                        10,992           8,955
      Assets held for sale                                                                                 819           6,738
                                                                                                     ---------       ---------
            Total current assets                                                                       185,449         229,911

Property and equipment--net                                                                             11,258           9,131
Goodwill                                                                                               146,233          94,003
Other intangibles                                                                                       17,942          10,231
Investments                                                                                             10,306           7,631
Employee supplemental savings plan assets                                                                8,461           8,068
Other assets                                                                                             5,906           5,413
                                                                                                     ---------       ---------

TOTAL ASSETS                                                                                         $ 385,555       $ 364,388
                                                                                                     ---------       ---------

               LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
       Current portion of debt                                                                       $      76       $   1,000
      Accounts payable and accrued expenses                                                             36,082          32,905
      Accrued salaries and related expenses                                                             24,822          23,619
      Deferred income taxes                                                                             10,146          11,888
      Billings in excess of revenue earned                                                               5,138           2,700
      Liabilities held for sale                                                                            643           5,099
                                                                                                     ---------       ---------
            Total current liabilities                                                                   76,907          77,211

Debt--net of current portion                                                                            25,223          25,000
Accrued retirement                                                                                       9,958           9,555
Other long-term liabilities                                                                              5,444           1,838
Deferred income taxes                                                                                    5,390           4,744
Minority interest                                                                                           45              42
                                                                                                     ---------       ---------

TOTAL LIABILITIES                                                                                      122,967         118,390
                                                                                                     ---------       ---------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
      Common stock, Class A                                                                                164             163
      Common stock, Class B                                                                                156             156
      Additional paid-in capital                                                                       207,956         206,861
      Retained earnings                                                                                 56,682          40,843
      Accumulated other comprehensive loss                                                              (1,827)         (2,025)
      Unearned ESOP shares                                                                                (543)             --
      Deferred compensation                                                                                640             640
      Shares held in grantor trust                                                                        (640)           (640)
                                                                                                     ---------       ---------

TOTAL STOCKHOLDERS' EQUITY                                                                             262,588         245,998
                                                                                                     ---------       ---------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                                           $ 385,555       $ 364,388
                                                                                                     ---------       ---------

                               See notes to condensed consolidated financial statements.


                                                    MANTECH INTERNATIONAL CORPORATION
                                              CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                            (Dollars in Thousands Except Per Share Amounts)


                                                                   Three months ended June 30,       Six months ended June 30,
                                                                   ---------------------------       -------------------------

                                                                       2003             2002            2003          2002
                                                                    ----------       ----------      ---------     ---------

                                                                   (unaudited)      (unaudited)     (unaudited)   (unaudited)

REVENUES                                                           $  177,076       $  119,168      $  325,199    $ 227,302
COST OF SERVICES                                                       44,350           97,280         264,132      185,890
                                                                   ----------       ----------      ----------    ---------

GROSS PROFIT                                                           32,726           21,888          61,067       41,412
                                                                   ----------       ----------      ----------    ---------

COSTS AND EXPENSES:
      General and administrative                                       16,195           12,057          30,934       23,490
      Depreciation and amortization                                     1,242              516           2,177        1,004
                                                                   ----------       ----------      ----------    ---------

            Total costs and expenses                                   17,437           12,573          33,111       24,494
                                                                   ----------       ----------      ----------    ---------

INCOME FROM OPERATIONS                                                 15,289            9,315          27,956       16,918
Interest expense (income)                                                 687              (14)          1,021          203
Other (income) expense                                                   (352)            (225)            270         (522)
                                                                   ----------       ----------      ----------   ----------

INCOME BEFORE PROVISION FOR INCOME TAXES AND MINORITY INTEREST         14,954            9,554          26,665       17,237

Provision for income taxes                                             (6,075)          (3,896)        (10,823)      (7,004)
Minority interest                                                          (2)              (1)             (3)          (3)
                                                                   ----------       ----------      ----------   ----------

INCOME FROM CONTINUING OPERATIONS                                       8,877            5,657          15,839       10,230
Loss on disposal of discontinued operations--net                           --             (795)             --         (795)
                                                                   ----------       ----------      ----------   ----------

NET INCOME                                                         $    8,877       $    4,862      $   15,839   $    9,435
                                                                   ----------       ----------      ----------   ----------

BASIC EARNINGS (LOSS) PER SHARE:
      Income from continuing operations                            $     0.28       $     0.21      $     0.50   $     0.42
      Loss from discontinued operations                                    --            (0.03)             --        (0.03)
                                                                   ----------       ----------       ---------   ----------

                                                                   $     0.28       $     0.18      $     0.50   $     0.39
                                                                   ----------       ----------      ----------   ----------


Weighted average common shares outstanding                         31,941,783       26,373,719      31,928,870   24,553,641
                                                                   ----------       ----------      ----------   ----------

DILUTED EARNINGS (LOSS) PER SHARE:
      Income from continuing operations                            $     0.28       $     0.21      $     0.50   $     0.41
      Loss from discontinued operations                                    --            (0.03)             --        (0.03)
                                                                   ----------      -----------      ----------   ----------

                                                                   $     0.28       $     0.18      $     0.50   $     0.38
                                                                   ----------       ----------      ----------   ----------

Weighted average common shares outstanding                         31,994,687       26,697,911      31,964,829   24,838,112
                                                                   ----------       ----------      ----------   ----------


                                          See notes to condensed consolidated financial statements.



                                           MANTECH INTERNATIONAL CORPORATION
                               CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                                (Dollars in Thousands)


                                                                               Three months ended               Six months ended
                                                                                    June 30,                        June 30,
                                                                              -----------------------       ----------------------
                                                                                2003          2002            2003         2002
                                                                              ---------     ---------       ---------    ---------
                                                                             (unaudited)   (unaudited)     (unaudited)  (unaudited)

Net income                                                                     $ 8,877       $ 4,862        $ 15,839      $ 9,435
Other comprehensive income (loss):
      Cash flow hedge                                                               27          (380)            113         (151)
      Translation adjustments                                                      120           (30)             85         (215)
                                                                               -------       -------        --------      -------

            Other comprehensive income (loss)                                      147          (410)            198         (366)
                                                                               -------       -------        --------      -------

Comprehensive income                                                           $ 9,024       $ 4,452        $ 16,037      $ 9,069
                                                                               -------       -------        --------      -------

                                   See notes to condensed consolidated financial statements.



                                                   MANTECH INTERNATIONAL CORPORATION
                                            CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                        (Dollars in Thousands)



                                                                                                       Six months ended June 30,
                                                                                                      --------------------------
                                                                                                         2003           2002
                                                                                                      -----------    -----------
                                                                                                      (unaudited)    (unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
      Net income                                                                                       $ 15,839       $  9,435
      Adjustments to reconcile net income to net cash provided by (used in) operating activities:
      Equity in losses (earnings) of affiliates                                                             781           (483)
      Loss from discontinued operations                                                                      --            795
      Deferred income taxes                                                                              (1,928)        (2,995)
      Minority interest in income of consolidated subsidiaries                                                3              3
      Loss on disposals of property and equipment                                                            11              8
      Depreciation and amortization                                                                       3,107          1,749
      Change in assets and liabilities--net of effects from acquired and discontinued businesses:
            Increase in receivables                                                                      (5,752)       (11,786)
            (Increase) decrease in prepaid expenses and other                                            (1,643)         2,374
            Decrease in accounts payable and accrued expenses                                              (708)        (2,439)
            (Decrease) increase in accrued salaries and related expenses                                 (3,159)           467
            Increase in billings in excess of revenue earned                                              1,988            306
            Increase (decrease) in other long-term liabilities                                               86            (51)
            Increase in accrued retirement                                                                  403            540
                                                                                                       --------       --------

Net cash provided by (used in) operating activities of continuing operations                              9,028         (2,077)
                                                                                                       --------       --------
CASH FLOWS FROM INVESTING ACTIVITIES:
      Proceeds from sales of property and equipment                                                           1              2
      Investment in Integrated Data Systems Corporation, net of cash acquired of $2,820                 (63,139)            --
      Investment in MSM Security Services, Inc., net of cash acquired of $20                             (5,093)            --
      Investment in property and equipment                                                               (1,884)        (1,510)
      Investment in capitalized software products                                                        (1,015)          (322)
      Investment in CTX Corporation                                                                         (37)            --
      Investment in Aegis Research Corporation                                                              (10)            --
      Dividends from MASI U.K.                                                                               --            286
      Proceeds from notes receivable                                                                         --            250
      Dividends from GSE Preferred Stock                                                                     --             75
                                                                                                       --------       --------

Net cash used in investing activities of continuing operations                                          (71,177)        (1,219)
                                                                                                       --------       --------

CASH FLOWS FROM FINANCING ACTIVITIES:
      Payment of not-to-compete financings                                                               (1,000)            --
      Proceeds from exercise of stock options                                                               160            268
      Proceeds from common stock issuance--net of offering expenses                                          --        110,157
      Net decrease in borrowings under lines of credit                                                       --        (32,300)
      Repayment of subordinated debt                                                                         --         (8,000)
      Repayment of term loan                                                                                 --         (5,908)

                                                                                                       --------       --------
Net cash (used in) provided by financing activities of continuing operations                               (840)        64,217
                                                                                                       --------       --------

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS                                                (11)          (135)
                                                                                                       --------       --------

NET CASH PROVIDED BY (USED IN) DISCONTINUED OPERATIONS                                                    2,317         (2,772)
                                                                                                       --------       --------

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                                                    (60,683)        58,014
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                                           81,096         26,902
                                                                                                       --------       --------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                                               $ 20,413       $ 84,916
                                                                                                       --------       --------

                                       See notes to condensed consolidated financial statements.



              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS Six Months Ended June 30, 2003 and 2002 (unaudited)

1. Description of the Business

ManTech International Corporation delivers a broad array of information technology and technical services solutions to U.S. federal government customers, focusing primarily on critical national defense programs for the intelligence community and Department of Defense. The Company designs, develops, procures, implements, operates, tests and maintains mission-critical, enterprise information technology and communication systems and infrastructures for the Company's federal government customers in the United States and 34 countries worldwide.

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

Stock-Based Compensation--As permitted under Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation, the Company accounts for stock-based compensation plans using the intrinsic value method under the recognition and measurement principles of Accounting Principles Board
(APB) Opinion No. 25, Accounting for Stock Issued to Employees and related Interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under the Company's stock-based compensation plans had an exercise price equal to the market value of the underlying common stock on the date of grant. In accordance with the provisions of SFAS 148, Accounting for Stock-Based Compensation--Transition and Disclosure, the following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation (in thousands, except per share data).


                                     Three Months Ended      Six Months Ended
                                          June 30,               June 30,
                                     ------------------      -----------------
                                       2003       2002         2003      2002
                                     -------    -------      --------  -------

Net income, as reported              $ 8,877    $ 4,862      $ 15,839  $ 9,435
Deduct: Total stock-based employee
  compensation expense determined
  under fair value based method
  for all awards--net of related
  tax effects                           (545)       (24)         (735)  (1,949)
                                     -------    -------      --------  -------

Pro forma net income                 $ 8,332    $ 4,838      $ 15,104  $ 7,486
                                     -------    -------      --------  -------
Earnings per share:
      Basic - as reported            $  0.28    $  0.18      $   0.50  $  0.39
      Basic - pro forma                 0.26       0.18          0.47     0.30
      Diluted - as reported             0.28       0.18          0.50     0.38
      Diluted - pro forma               0.26       0.18          0.47     0.30

The Company typically issues 10-year options that vest annually over a three-year period from the date of grant. For disclosure purposes, the fair value of each option is estimated on the date of grant using the Black-Scholes (Minimum Value) option-pricing model. The following weighted-average assumptions were used for option grants during the periods ended June 30, 2003 and 2002:


                                  Three Months Ended       Six Months Ended
                                       June 30,                June 30,
                                  ------------------   ----------------------
                                    2003      2002       2003         2002
                                  -------    -------   ---------    ---------

      Dividend yield                 0.0%     0.0%           0.0%         0.0%
      Volatility                    33.4%    25.8%     33.4-33.6%   22.7-25.8%
      Risk-free interest rate       1.77%    3.77%     1.77-2.07%   3.75-3.77%
      Expected life of options
        (in years)                   3.0      3.0           3.0          3.0

New Accounting Pronouncements--In April 2002, the Financial Accounting Standards Board (FASB) issued SFAS No. 145, Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections. Among other things, SFAS 145 rescinds both SFAS 4, Reporting Gains and Losses from Extinguishment of Debt, and the amendment to SFAS 4, SFAS 64, Extinguishments of Debt Made to Satisfy Sinking Fund Requirements. Through this rescission, SFAS 145 eliminates the requirement that gains and losses from the extinguishment of debt be aggregated and, if material, classified as an extraordinary item, net of the related income tax effect. Generally, SFAS 145 is effective for transactions occurring after May 15, 2002. The adoption of SFAS 145 did not have a material impact on the Company's financial position or results of operations.

In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS 146 nullifies Emerging Issues Task Force Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). This statement requires that costs related to an exit or disposal activity be recognized when the liability is incurred instead of when an entity commits to an exit plan. The provisions of SFAS 146 are effective for financial transactions initiated after December 31, 2002. The adoption of SFAS 146 did not have a material impact on the Company's financial position or results of operations.

In November 2002, the FASB issued Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an interpretation of FASB Statements No. 5, 57 and 107 and rescission of FASB Interpretation No. 34. FIN 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees issued. FIN 45 also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken. The initial recognition and measurement provisions of FIN 45 are effective for guarantees issued or modified after December 31, 2002. The adoption of the initial recognition and measurement provisions of FIN 45 did not have a material effect on the Company's financial statements. See additional discussion of the Company's obligations under guarantees in Note 9.

In November 2002, the FASB issued Emerging Issues Task Force (EITF) No. 00-21, Accounting for Revenue Arrangements with Multiple Deliverables. EITF 00-21 addresses when and how an arrangement involving multiple deliverables should be divided into separate units of accounting, as well as how the arrangement consideration should be measured and allocated to the separate units of accounting in the arrangement. The provisions of EITF 00-21 will be effective for the Company's third quarter of 2003. The Company does not expect the adoption of EITF 00-21 to have a material impact on the Company's financial position or results of operations.

In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-based Compensation--Transition and Disclosure, an amendment of SFAS 123. SFAS 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require more prominent and more frequent disclosures in financial statements about the effects of stock-based compensation. This statement is effective for fiscal years ending after December 15, 2002. The adoption of SFAS 148 did not have a material impact on the Company's financial position or results of operations.

In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities, an interpretation of ARB No. 51, which addresses consolidation by business enterprises of "variable interest entities" (VIEs). FIN 46 expands upon and strengthens existing accounting guidance that addresses when a company should include the assets, liabilities and activities of another entity in its financial statements. Under previous guidance, a company generally included another entity in its consolidated financial statements only if it controlled the entity through voting interests. FIN 46 requires a variable interest entity to be consolidated by a company if that company is the "primary beneficiary" of that entity. The primary beneficiary is subject to a majority of the risk of loss from the VIE's activities, or is entitled to receive a majority of the VIE's residual returns, or both. The consolidation requirements of FIN 46 apply immediately to VIEs created after January 31, 2003 and apply to previously established entities in the first interim period beginning after June 15, 2003. Certain of the disclosure requirements apply to all financial statements issued after January 31, 2003, regardless of when the VIE was established. The adoption of FIN 46 did not have a material impact on the Company's financial position or results of operations.

In April 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities, which amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS 133, Accounting for Derivative Instruments and Hedging Activities. SFAS 149 is generally effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The adoption of SFAS 149 is not expected to have a material impact on the Company's financial position or results of operations.

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity, which establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS 150 requires that certain financial instruments, which under previous guidance were accounted for as equity, must now be accounted for as liabilities. The financial instruments affected include mandatorily redeemable stock, certain financial instruments that require or may require the issuer to buy back some of its shares in exchange for cash or other assets and certain obligations that can be settled with shares of stock. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS 150 did not have a material impact on the Company's financial position or results of operations.

3. Earnings Per Share

Basic earnings per share has been computed by dividing net income by the weighted average number of common shares outstanding during each period. Shares issued during the period, including shares issued pursuant to the Company's initial and follow-on public offerings, and shares acquired during the period, if any, are weighted for the portion of the period that they were outstanding. Diluted earnings per share have been computed in a manner consistent with that of basic earnings per share while giving effect to all potentially dilutive common shares that were outstanding during each period. All share data for all periods has been updated to reflect the 16.3062-for-one stock split effected in January 2002. The weighted average number of common shares outstanding is computed as follows:

                             Three months ended              Six months ended
                                  June 30,                       June 30,
                           -----------------------       -----------------------
                              2003         2002             2003        2002
                           ----------   ----------       ----------   ----------

Basic weighted
 average common
 shares outstanding        31,941,783   26,373,719       31,928,870   24,553,641
Effect of potential
 exercise of stock
 options                       52,904      324,192           35,959      284,471
                           ----------   ----------       ----------   ----------

Diluted weighted
 average common
 shares outstanding        31,994,687   26,697,911       31,964,829   24,838,112
                           ----------   ----------       ----------   ----------

4. Goodwill and Other Intangibles

Effective January 1, 2002, the Company adopted SFAS No. 142, Goodwill and Other Intangible Assets. SFAS 142 requires, among other things, the discontinuance of goodwill amortization. In addition, SFAS 142 required the Company to perform a transitional goodwill impairment test within six months of the date of adoption. In accordance with SFAS 142, in the second quarter of 2002, the Company completed the transitional goodwill impairment test and determined that a $57,000 goodwill impairment charge was required. During the second quarter of 2003, the Company assessed goodwill for impairment. This assessment did not result in an impairment of goodwill. The Company will continue to perform the annual goodwill impairment review during the second quarter of each fiscal year, unless facts and circumstances warrant a review before that time, as required by SFAS 142.

The components of goodwill and other intangibles are as follows (in thousands):

                                             June 30,       December 31,
                                              2003             2002
                                            ---------       -----------
Goodwill                                    $ 156,340         $ 104,109
Other intangibles                              25,873            18,978
                                            ---------         ---------

                                              182,213           123,087
Less: Accumulated amortization                (18,038)          (18,853)
                                            ---------         ---------
                                            $ 164,175         $ 104,234
                                            ---------         ---------

As of June 30, 2003, other intangibles consists of the following (in thousands):


                                                  June 30, 2003
                                      -----------------------------------
                                        Gross                       Net
                                      Carrying     Accumulated   Carrying
                                       Amount     Amortization    Amount
                                      --------    ------------   --------
Amortized intangible assets:
      Contract rights                 $ 17,919       $ 4,184     $ 13,735
      Capitalized software               7,954         3,747        4,207
                                      --------       -------     --------
                                      $ 25,873       $ 7,931     $ 17,942
                                      --------       -------     --------


Aggregate amortization expense for the six months ended June 30, 2003 was $1,406,000.


Estimated amortization expense (in thousands):

For the six months ending December 31, 2003         $ 1,691
For the year ending:
      December 31, 2004                               3,643
      December 31, 2005                               3,542
      December 31, 2006                               2,782
      December 31, 2007                               1,782
      December 31, 2008                               1,438


5. Business Segment and Geographic Area Information

The Company operates as one segment, delivering a broad array of information technology and technical services solutions under contracts with the U.S. Government, state and local governments, and commercial customers. The Company's federal government customers typically exercise independent contracting authority, and even offices or divisions within an agency or department may directly, or through a prime contractor, use the Company's services as a separate customer so long as that customer has independent decision-making and contracting authority within its organization. No single customer accounted for 10% or more of the Company's accounts receivable or revenues as of or for the periods ended June 30, 2003 and 2002. In addition, there were no sales to any customers within a single country except for the United States where the sales accounted for 10% or more of total revenue. The Company treats sales to U.S. Government customers as sales within the United States regardless of where the services are performed. Substantially all assets of continuing operations were held in the United States for the periods ended June 30, 2003 and 2002. Revenues by geographic customer and the related percentages of total revenues for the periods ended June 30, 2003 and 2002, were as follows (in thousands):




                              Three months ended           Six months ended
                                   June 30,                    June 30,
                             ---------------------      ---------------------
                               2003         2002          2003          2002
                             ---------   ---------      ---------   ---------
United States                $ 174,949   $ 118,828      $ 321,995   $ 225,692
International                    2,127         340          3,204       1,610
                             ---------   ---------      ---------   ---------
                             $ 177,076   $ 119,168      $ 325,199   $ 227,302
                             ---------   ---------      ---------   ---------

United States                     98.8%       99.7%          99.0%       99.3%
International                      1.2         0.3            1.0         0.7
                             ---------   ---------      ---------   ---------
                                 100.0%      100.0%         100.0%      100.0%
                             ---------   ---------      ---------   ---------


6. Revenues and Receivables

The Company delivers a broad array of information technology and technical services solutions under contracts with the U.S. Government, state and local governments, and commercial customers. Revenues from the U.S. Government under prime contracts and subcontracts, as compared to total contract revenues, were approximately 96.7% and 96.4% for the periods ended June 30, 2003 and 2002 respectively. The components of contract receivables are as follows (in thousands):


                                                June 30,    December 31,
                                                 2003           2002
                                                -------     -----------

Billed receivables                            $ 107,542     $ 101,013
Unbilled receivables:
      Amounts currently billable                 33,025        19,780
      Revenues recorded in excess
       of estimated contract value
       or funding                                 4,975         2,619
      Retainage                                   2,811         3,573
      Indirect costs incurred in
       excess of provisional billing
       rates                                      5,959         8,045
Allowance for doubtful accounts                  (2,572)       (1,908)
                                              ---------     ---------
                                              $ 151,740     $ 133,122
                                              ---------     ---------




7. Stockholders' Equity

Reincorporation, Recapitalization and Stock Split--The Company is incorporated in Delaware and is the successor by merger to ManTech International Corporation, a New Jersey corporation. As a result of the merger, in January 2002 the Company reincorporated from New Jersey to Delaware and recapitalized its common stock. On the effective date of the merger, each outstanding share of the New Jersey corporation's common stock was exchanged for one share of the Company's Class A common stock or for one share of the Company's Class B common stock. Immediately after the merger, the Company effected a 16.3062-for-one stock split of the Company's Class A common stock and Class B common stock. The holders of each share of the Company's Class A common stock are entitled to one vote per share, and the holders of each share of the Company's Class B common stock are entitled to ten votes per share. In connection with the reincorporation and recapitalization, all of the Company's outstanding treasury stock was retired.

Initial Public Offering--The Company closed its initial public offering on February 12, 2002. Net proceeds to the Company were approximately $110.2 million, after deducting the estimated expenses related to the offering and the portion of the underwriting discount payable by the Company. Proceeds from the offering were used to repay subordinated debt of $8.0 million, the balance of the term loan of $5.9 million, $17.7 million of the revolving credit facility, plus accrued interest, and $69.1 million was used to fund the Company's acquisition of Aegis Research Corporation on August 5, 2002. The balance of the net proceeds of the offering, in conjunction with additional borrowings under the Company's revolver, were used to fund the Company's $35.3 million acquisition of CTX Corporation on December 11, 2002.

Follow-on Public Offering--The Company closed a follow-on public offering on December 20, 2002. Net proceeds to the Company were approximately $90.9 million, after deducting the estimated expenses related to the offering and the portion of the underwriting discount payable by the Company. Proceeds from the offering were used to repay indebtedness incurred in connection with the acquisition of CTX Corporation. The balance of the net proceeds of the offering, in conjunction with cash on hand, were used in 2003 to fund the Company's acquisition of Integrated Data Systems Corporation on February 28, 2003 and MSM Security Services, Inc. on March 1, 2003 for $62.2 million and $5.0 million, respectively.

8. Acquisitions

Integrated Data Systems Corporation--On February 28, 2003, the Company acquired all of the outstanding common shares of Integrated Data Systems Corporation
(IDS). The results of operations for IDS have been included in the Company's consolidated financial statements since that date. Founded in 1990, IDS delivers technology solutions and products in four core areas: software development, systems engineering/networking, information assurance, and government acquisition/procurement support software. IDS has developed secure, advanced messaging and collaboration applications and solutions in support of a wide variety of national security networks and systems. IDS is also one of Microsoft's leading certified partners supporting U.S. Government classified intelligence community programs. Most of the IDS employees hold Top Secret security clearances with additional special accesses to compartmented programs.

The cash purchase price was approximately $62.2 million, net of cash on hand, excluding $0.9 million of acquisition related costs, and is subject to an earnout provision. The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition (in thousands):


                                                  February 28,
                                                      2003
                                                  ------------
Current assets                                      $ 14,497
Property and equipment--net                            1,364
Goodwill                                              50,127
Intangible asset                                       7,500
Other assets                                              84
Other current liabilities                             (7,472)
Deferred rent                                           (141)
                                                    --------
                                                    $ 65,959
                                                    --------

The $7.5 million acquired intangible asset was assigned to contract rights and is being amortized on a straight-line basis over a period of eight years. The preliminary purchase price allocation may change during the year of acquisition as additional information concerning net asset valuation is obtained.

The following represents the unaudited pro forma results of operations as though the acquisition of IDS had been completed as of January 1, 2002 (in thousands, except per share amounts):



                                          Pro Forma Six     Pro Forma Six
                                          Months Ended      Months Ended
                                          June 30, 2003     June 30, 2002
                                          -------------     -------------

Revenues                                   $ 335,522         $ 243,118
Income from operations                        28,959            18,410
Net income                                    16,267             9,961
Diluted earnings per share                      0.51              0.40


MSM Security Services, Inc.--On March 5, 2003, the Company acquired all of the outstanding common shares of MSM Security Services, Inc. (MSM), a Maryland-based provider of Personnel Security Investigation (PSI) services to the U.S. Government. Pursuant to the acquisition agreement, the Company was entitled to include the results of operations for MSM in its consolidated financial statements effective March 1, 2003. MSM specializes in PSI services for the U.S. Government, having completed over 250,000 background investigations since its founding in 1978. Most MSM employees hold U.S. Government security clearances. MSM also developed and maintains a nationwide network of approximately 1,800 experienced contract investigators that support the company's mission. MSM has active investigation contracts to support the United States Customs Service, Defense Security Service (DSS), the intelligence community, and other federal government agencies.

The cash purchase price was approximately $5.0 million, of which $2.3 million in cash was paid to MSM shareholders and $2.7 million in cash was used to repay existing MSM debt. The cash purchase price excludes $0.1 million of acquisition related costs, and is subject to certain post-closing adjustments and an earnout provision.

9. Financial Guarantees

Letters of Credit--In support of the Company's affiliate, GSE Systems, Inc.
(GSE), effective June 20, 2003, the Company's lenders issued two letters of credit to Fianzas Guardiana Inbursa, S.A. (FGI) on behalf of GSE. As discussed in Note 12 to the Company's consolidated financial statements, included in the Company's Annual Report on Form 10-K for the year ended December 31, 2002 filed with the SEC on March 31, 2003, the Company holds common and preferred stock in GSE and accounts for this investment using the equity method.

The first letter of credit is in support of an advance payment bond of approximately $2.1 million issued by FGI to a customer of GSE's power business and has a term of 30 months. The second letter of credit is in support of a performance bond of approximately $1.3 million issued by FGI to the same customer and has a term of 42 months. Both letters of credit can be drawn upon by FGI in the event that the performance bonds are drawn on by the customer, which would only occur in the event of a contractual default by GSE. In the event that the letters of credit are drawn upon, the Company and GSE have signed a collateral agreement whereby GSE has agreed to indemnify the Company from any and all costs, damages, claims, actions, demands, losses and expenses (including the value of the Letters of Credit drawn upon, reasonable attorneys' fees, collection fees or enforcement fees). In exchange for issuing the letters of credit, the Company received 100,000 warrants to purchase GSE's common stock at the market price of GSE's common stock as of the close of business on July 8, 2003, and will receive a 7% annual fee, payable on a quarterly basis, calculated on the total amount of the then-existing value of the letters of credit.

In accordance with FIN 45, the Company has established a $3.4 million long-term liability for these guarantees and has increased the carrying value of its investment in GSE by an equivalent amount.

Indemnification Agreements--As permitted under Delaware law, the Company has agreements whereby it indemnifies its current and former officers and directors for certain events or occurrences while the officer or director is, or was serving, at the Company's request in such capacity. The term of the indemnification period is for the officer's or director's lifetime. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has director and officer insurance coverage that limits the exposure and enables the Company to recover a portion of any future amounts paid. The Company believes that the estimated fair value of these indemnification agreements in excess of applicable insurance coverage is minimal.

10. Discontinued Operations

On September 26, 2001, the Company executed a formal plan to exit certain commercial and foreign lines of business that no longer contribute to the core competencies. The businesses include the Australia-based software solutions consulting business, the United Kingdom-based bank remittance processing business, the China-based consulting business, the U.S.-based environmental consulting and remediation business and the U.S.-based application-hosting business. Although some of these ventures showed promise and growth, these businesses were oriented towards commercial customers and did not contribute to the core competencies on which the Company is currently focused. The Company had concluded the disposal of all of these businesses as of December 31, 2002, except the Company's Australia-based software solutions business. As of December 31, 2002, the Company had reached a definitive agreement regarding the sale of this business, and the transaction closed in February 2003. An accrual of $2.6 million for losses incurred in connection with the disposal of the Australia-based software solutions business was recorded in the fourth quarter of 2002.

Based on the projected future costs of disposal, an estimate has been provided for the likely net gains and losses to income expected from these businesses through the estimated dates of disposal. As a result, in accordance with APB Opinion No. 30, Reporting the Results of Operations--Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, results of operations have been classified as discontinued and prior periods have been restated. The Company has segregated the net assets and liabilities held for sale, recorded all current and expected future losses and deferred all gains expected to be realized upon disposal of the respective entities. The amounts the Company will ultimately realize could differ in the near term from the amounts estimated in arriving at the loss on disposal of the discontinued operations.

                                   * * * * * *

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of the Company's financial condition and results of operations should be read together with the condensed consolidated financial statements and the notes to those statements. This discussion addresses only the Company's continuing operations. For more information on the Company's discontinued operations, please see note 10 to the Company's condensed consolidated financial statements.

Overview

The Company delivers a broad array of information technology and technical services solutions to U.S. federal government customers, focusing primarily on critical national defense programs for the intelligence community and Department of Defense. The Company designs, develops, procures, implements, operates, tests and maintains mission-critical, enterprise information technology and communication systems and intelligence processing infrastructures for the Company's federal government customers. The Company also provides such solutions to federal government civilian agencies, as well as to state and local governments and commercial customers. Many of the Company's approximately 5,000 employees have military or intelligence experience and high level security clearances that allows the Company to work with its customers in highly classified environments and at front-line deployments in the United States and 34 countries globally.

The Company's revenues consist primarily of payments for the work of the Company's employees and, to a lesser extent, the pass-through of costs for material and subcontract efforts under contracts with the Company's customers. The Company enters into three types of federal government contracts: cost-plus, time-and-materials and fixed-price. Under cost-plus contracts, the Company is reimbursed for allowable costs and paid a fee, which may be fixed or performance-based. Under time-and-materials contracts, the Company is reimbursed for labor at negotiated hourly billing rates and for certain expenses. The Company assumes financial risk on time-and-material contracts because the Company assumes the risk of performing those contracts at negotiated hourly rates. Under fixed-price contracts, the Company performs specific tasks for a fixed price. Compared to cost-plus contracts, fixed-price contracts generally offer higher margin opportunities, but involve greater financial risk because the Company bears the impact of cost overruns and receives the benefit of cost savings. For the six months ended June 30, 2003, the Company derived approximately 36.2%, 46.3% and 17.5% of its revenues from cost-plus, time-and-materials and fixed-price contracts, respectively.

The Company recognizes revenues under cost-plus contracts as its costs are incurred and the Company includes an estimate of applicable fees earned. The Company recognizes revenues under time-and-materials contracts by multiplying the number of direct labor-hours expended in the performance of the contract by the contract billing rates and adding other billable direct costs. For contracts that include performance-based incentives, the Company recognizes the incentives when they have been earned and the Company can reasonably demonstrate satisfaction of the performance goal or when the incentive has been awarded. The Company recognizes revenues under fixed-price contracts using the percentage of completion method, which involves a periodic assessment of costs incurred to date in relation to the estimated total costs at completion, or upon the delivery of specific products or services. The Company records the cumulative effects of any revisions to the Company's estimated total costs and revenues in the period in which the facts requiring revisions become known. If the Company anticipates a loss on a contract, the Company provides for the full amount of the anticipated loss at the time of that determination.

The Company's most significant expense is the Company's cost of services, which consists primarily of direct labor costs for program personnel and direct expenses incurred to complete contracts, including cost of materials and subcontract efforts. The Company's ability to accurately predict personnel requirements, salaries and other costs, as well as to manage personnel levels and successfully redeploy personnel, can have a significant impact on the Company's cost of services. General and administrative expenses consist primarily of costs associated with the Company's management, finance and administrative groups; personnel training; sales and marketing expenses, which include bid and proposal efforts; and certain occupancy, travel and other corporate costs.

The following table sets forth, for each period indicated, the percentage of the Company's revenues derived from each of the Company's major types of customers.


                                       Three months ended    Six months ended
                                            June 30,             June 30,
                                       ------------------    ----------------
                                          2003    2002         2003    2002
                                         -----   -----        -----   -----
Intelligence / Department of Defense      88.7%   86.4%        88.3%   86.1%
Federal Civilian Agencies                  8.7     9.8          8.9    10.3
Commercial / State / Local                 2.6     3.8          2.8     3.6
                                         -----   -----        -----   -----
      Total                              100.0%  100.0%       100.0%  100.0%
                                         -----   -----        -----   -----

Backlog and GSA Schedule Contract Value

At June 30, 2003, the Company's backlog was $1.5 billion, of which $342.2 million was funded backlog. At June 30, 2002, the Company's backlog was $1.1 billion, of which $202.1 million was funded backlog. In addition, the Company estimates its GSA schedule contract value at June 30, 2003 was $1.1 billion. At June 30, 2002, the Company estimated its GSA schedule contract value was $939.2 million. Backlog, funded backlog and GSA schedule contract value represent estimates that the Company calculates on the bases described below.

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

The Company defines funded backlog to be the portion of backlog for which funding currently is appropriated and allocated to the contract by the purchasing agency or otherwise authorized for payment by the customer upon completion of a specified portion of work. The Company's funded backlog does not include the full value of its contracts, because Congress often appropriates funds for a particular program or contract on a yearly or quarterly basis, even though the contract may call for performance that is expected to take a number of years.

At June 30, 2003, the Company's backlog included $457.2 million of revenues for solutions pursuant to task orders that have been executed under GSA schedule contracts, of which $170.8 million were included in funded backlog. The amount of the Company's revenues generated under GSA schedule contracts has increased in recent years. Specifically, for the six months ended June 30, 2003 and 2002, funded awards under GSA schedule contracts were $174.2 million and $132.3 million, respectively. The Company believes that potential GSA schedule contract revenues are not fully reflected in traditional backlog calculations because, as described below, while GSA schedule contracts provide the Company's customers with the flexibility to obtain the Company's solutions through a streamlined procurement process, they do not provide for fixed, minimum or maximum purchase commitments. Therefore, the Company has developed a method of calculating GSA schedule contract value that it uses to evaluate estimates for the amount of revenues that it may receive under its GSA schedule contracts. For these purposes, the Company determines GSA schedule contract value by multiplying the average monthly amount of funded work that it has been awarded under each of its GSA schedule contracts over the past twelve months, by the number of months remaining in the term of those contracts, including under existing options, except that the Company does not take into account remaining contract terms of more than 72 months.

GSA schedule contracts are competitively awarded government-wide acquisition contracts negotiated and awarded by the General Services Administration and effectively act as fixed-price or time-and-materials contracts which government agencies may, but are not required to, use to purchase professional services and information technology products at predetermined ceiling prices, terms and conditions. Many of the Company's customers are authorized to use GSA schedule contracts through blanket purchase agreements, which operate similarly to GSA schedule contracts by permitting one or more federal agencies to purchase professional services or products from technology service providers at predetermined prices, terms and conditions. GSA schedule contracts are master agreements that do not, by themselves, authorize the delivery of services or products. Therefore, even though the Company has been awarded a GSA schedule contract or blanket purchase agreement, it often must actively solicit post-award sales, and it remains difficult for it to estimate the amount of work, if any, it will obtain under the contract. GSA schedule contracts benefit the Company's federal government customers in a number of ways. First, they provide customers a streamlined means to competitively obtain professional services and technology products, allowing for a more efficient and timely procurement process. Second, because the Company must actively promote its services and technology to obtain work under these types of agreements, the customer benefits from continued competition. Third, as with fixed-price or time-and-materials contracts, GSA schedule contracts shift the risks of cost overruns to the technology service provider and promote effective contract management and cost-efficiencies by allowing the technology service provider to receive the benefit of cost savings that it generates. Although the Company must compete for or solicit individual task orders under GSA schedule contracts, it has found that GSA schedule contracts benefit companies such as ManTech that can respond quickly to emerging customer requirements and can manage contract performance efficiently. Finally, as with traditional fixed-price contracts, GSA schedule contracts involve greater financial risk, but the Company believes they offer opportunities for higher profitability because the Company bears the impact of cost overruns and receives the benefit of cost savings.

Changes in the amount of the Company's backlog, funded backlog and GSA schedule contract value result from potential future revenues from the execution of new contracts or the extension of existing contracts, reductions from contracts that end or are not renewed, reductions from the early termination of contracts, and adjustments to estimates of previously included contracts. Changes in the amount of the Company's funded backlog and GSA schedule contract value also are affected by the funding cycles of the government. These estimates of future revenues are necessarily inexact and the receipt and timing of any of these revenues is subject to various contingencies, many of which are beyond the Company's control. The actual accrual of revenues on programs included in backlog, funded backlog and GSA schedule contract value may never occur or may change because a program schedule could change or the program could be canceled, a contract could be modified or canceled, an option that the Company has assumed would be exercised is not exercised or initial estimates regarding the level of solutions that the Company may provide could prove to be wrong. For the same reason, the Company believes that period-to-period comparisons of backlog, funded backlog and GSA schedule contract value are not necessarily indicative of future revenues that it may receive.

Three Months Ended June 30, 2003 Compared to the Three Months Ended June 30, 2002

Revenues. Revenues increased 48.6% to $177.1 million for the three months ended
June 30, 2003, compared to $119.2 million for the same period in 2002. This increase is primarily attributable to the inclusion of a full quarter of revenues from the Aegis Research Corporation (Aegis), CTX Corporation (CTX),
Integrated Data Systems Corporation (IDS) and MSM Security Services, Inc. (MSM) acquisitions. The Aegis and CTX businesses were acquired in August and December
2002, respectively, while IDS and MSM were acquired in February and March 2003, respectively. In addition to the revenues generated from the acquisitions, additional work under contracts that were in existence during the prior year and several new contract awards contributed to the increase. The Company derived approximately 39.0% of its revenues for the three months ended June 30, 2003 from work under GSA schedule contracts, compared with approximately 39.6% for the same period in 2002. Subcontracts accounted for 9.9% of the Company's revenue for the three months ended June 30, 2003, compared with 8.3% for the same period in 2002.

Cost of services. Cost of services increased 48.4% to $144.4 million for the three months ended June 30, 2003, compared to $97.3 million for the second quarter of 2002. As a percentage of revenues, cost of services decreased from 81.6% to 81.5%. Direct labor costs increased by 41.5% due to an increase in personnel, primarily related to the approximately 1,000 personnel added in connection with the Company's four recent acquisitions. For the three months ended June 30, 2003, other direct costs increased by 54.3% over second quarter
2002, from $38.5 million to $59.4 million. As a percentage of revenues, other direct costs increased from 32.3% for the three months ended June 30, 2002 to 33.5% for the same period in 2003 due to higher pass-through sales during the period. For the three months ended June 30, 2003, overhead personnel and facilities costs increased 0.8%, as a percentage of revenues, as compared to the same period in 2002.

Gross profit. Gross profit increased 49.5% to $32.7 million for the three months ended June 30, 2003, compared to $21.9 million for the same period in 2002.
Gross profit margin increased to 18.5% for the three months ended June 30, 2003, compared to 18.4% for the same period in 2002. Although the gross profit margin in the second quarter of 2003 was consistent with the same quarter of the prior year, it was down approximately 0.6% from the first quarter of 2003 as a result of an increase in the percentage of pass-through sales in the second quarter, which typically carry lower margins than the Company's service offerings.


General and administrative. General and administrative expenses increased 34.3% to $16.2 million for the three months ended June 30, 2003, compared to $12.1 million for the same period in 2002. The increased expenses reflect additional management personnel and infrastructure related to the Company's acquisitions that are necessary to support the growth of the business. As a percentage of revenues, general and administrative expenses decreased to 9.1% for the three months ended June 30, 2003 from 10.1% for the same period in 2002 as a result of operating efficiencies.

Depreciation and amortization. Depreciation and amortization expense has increased 140.8% to $1.2 million for the three months ended June 30, 2003 compared to $0.5 million for the same period in 2002. The increase resulted from an additional $0.5 million of amortization of intangible assets established in connection with the Company's four recent acquisitions, as well as $0.2 million of additional depreciation expense.

Income from operations. Income from operations increased 64.1% to $15.3 million for the three months ended June 30, 2003, compared with $9.3 million for the same period in 2002. The increase was primarily a result of the increase in revenues relative to the cost of services and administrative costs discussed above.

Income from continuing operations. Income from continuing operations increased 56.9% to $8.9 million for the three months ended June 30, 2003, compared to $5.7 million for the same period in 2002. The increase resulted from $6.0 million of additional operating income, offset by increased income tax and interest expenses of $2.2 million and $0.7 million, respectively. The effective tax rate for the three months ended June 30, 2003 was 40.6%, as compared to 40.8% for the same period in 2002.

Six Months Ended June 30, 2003 Compared to Six Months Ended June 30, 2002

Revenues. Revenues increased 43.1% to $325.2 million for the six months ended June 30, 2003, compared to $227.3 million for the same period in 2002. This increase is attributable to several factors, including (1) a full six months of revenues from the Aegis and CTX businesses that were acquired in August and December 2002, respectively, (2) four months of revenues from the Company's IDS and MSM acquisitions, (3) additional work under contracts that were in existence during the prior year, and (4) the U.S. Army Communications-Electronics Command (CECOM) contract which did not start until the second quarter of 2002. The Company derived approximately 37.8% of its revenues for the six months ended June 30, 2003 from work under GSA schedule contracts, compared with approximately 39.8% for the same period in 2002. Subcontracts accounted for 10.3% of the Company's revenue for the six months ended June 30, 2003, compared with 8.5% for the same period in 2002.

Cost of services. Cost of services increased 42.1% to $264.1 million for the six months ended June 30, 2003, compared to $185.9 million for the same period in 2002. As a percentage of revenues, cost of services decreased from 81.8% to 81.2%. Direct labor costs increased by 40.1% due to an increase in personnel, primarily related to the approximately 1,000 personnel added in connection with the Company's four recent acquisitions. For the six months ended June 30, 2003, other direct costs increased by 41.6% over the first six months of 2002, from $72.5 million to $102.7 million. As a percentage of revenues, other direct costs decreased from 31.9% for the six months ended June 30, 2002 to 31.6% for the same period in 2003 due to lower pass-through sales during the period. For the six months ended June 30, 2003, overhead personnel and facilities costs increased 0.7%, as a percentage of revenue, as compared to the same period in 2002.

Gross profit. Gross profit increased 47.5% to $61.1 million for the six months ended June 30, 2003, compared to $41.4 million for the same period in 2002. Gross profit margin increased to 18.8% for the six months ended March 31, 2003, compared to 18.2% for the same period in 2002. The increase in the gross profit margin was primarily the result of an increase in revenues generated under time & materials and fixed price contracts, in conjunction with a decrease in the percentage of pass-through sales, which are typically not as profitable as the Company's normal service offerings. Time & materials and fixed price contracts comprised 63.8% of revenues for the six months ended June 30, 2003, compared with 62.2% for the same period in 2002.

General and administrative. General and administrative expenses increased 31.7% to $30.9 million for the six months ended June 30, 2003, compared to $23.5 million for the same period in 2002. The increased expenses reflect additional management personnel and infrastructure related to the Company's acquisitions that support the growth of the business. As a percentage of revenues, general and administrative expenses decreased to 9.5% for the six months ended June 30, 2003 from 10.3% for the same period in 2002 as a result of operating efficiencies.

Depreciation and amortization. Depreciation and amortization expense has increased 116.7% to $2.2 million for the six months ended June 30, 2003 compared to $1.0 million for the same period in 2002. The increase resulted from an additional $0.8 million of amortization of intangible assets established in connection with the Company's four recent acquisitions, as well as $0.4 million of additional depreciation expense.

Income from operations. Income from operations increased 65.2% to $28.0 million for the six months ended June 30, 2003, compared with $16.9 million for the same period in 2002. The increase was primarily a result of the increase in revenues relative to the cost of services and administrative costs discussed above.

Income from continuing operations. Income from continuing operations increased 54.8% to $15.8 million for the six months ended June 30, 2003, compared to $10.2 million for the same period in 2002. The increase resulted from $11.0 million of additional operating income, offset by increases in income tax expense of $3.8 million, interest expense of $0.8 million and other expense of $0.8 million. While the Company's effective tax rate for the six months ended June 30, 2003 and 2002 remained constant at 40.6%, interest expense was lower in the first six months of 2002 as the Company had excess cash on hand from its initial public offering, which was used later in 2002 to fund two of the Company's acquisitions. The increase in other expense in 2003 was primarily the result of a fourth quarter 2002 net loss incurred by a Company affiliate accounted for under the equity method of accounting.

Liquidity and Capital Resources

The Company's primary source of liquidity is cash provided by operations and the Company's revolving credit facility. The Company funds its operations primarily through cash provided by operating activities. In 2002, net proceeds of $201.1 million from the Company's initial and follow-on public offerings also provided a source of liquidity. Cash provided by operating activities of continuing operations was $9.0 million for the six months ended June 30, 2003, an increase of $11.1 million from the same period in the prior year. The primary reasons for this increase were increases in income from continuing operations, accounts payable and accrued expenses, billings in excess of revenue earned, depreciation and amortization, and equity in earnings of affiliates, in conjunction with a smaller increase in receivables. These items were offset by an increase in prepaid expenses and a decrease in accrued salaries. Cash paid for income taxes for the six months ended June 30, 2003 and 2002 includes $2.7 million for each period associated with the Company's conversion to an accrual-basis taxpayer.

Cash provided by operating activities of continuing operations for the six months ended June 30, 2003 was $9.0 million, as compared to cash used in operating activities of $2.1 million for the six months ended June 30, 2002. In the six months ended June 30, 2003, cash provided by operating activities was primarily the result of income from continuing operations of $15.8 million, depreciation and amortization of $3.1 million, and an increase in billings in excess of $2.0 million, offset by an increase in contract receivables and prepaid expenses of $7.4 million, and a decrease in accrued salaries and deferred income taxes of $5.1 million. In the six months ended June 30, 2002, cash used in operating activities was the result of an increase in contract receivables of $11.8 million and decreases in deferred income taxes and accounts payable of $5.4 million, offset by income from continuing operations of $9.4 million, depreciation and amortization of $1.7 million, and a decrease in prepaid expenses of $2.4 million.

Cash used in investing activities of continuing operations was $71.2 million for the six months ended June 30, 2003, compared to $1.2 million for the same period in the prior year. Investing activities in the first six months of 2003 included the acquisitions of IDS and MSM for $63.1 million and $5.1 million, respectively, purchases of property and equipment of $1.9 million, and investments in intellectual property of $1.0 million. The primary component of investing activities in the first six months of 2002 was purchases of property and equipment of $1.5 million. Investing activities have primarily consisted of investments in intellectual property, acquisitions of businesses, investments and loans to affiliates and purchases of property and equipment.

Cash used in financing activities of continuing operations was $0.8 million for the six months ended June 30, 2003, compared to cash provided by financing activities of $64.2 million for the six months ended June 30, 2002. The net cash used in the first half of 2003 was related to the Company's payment of the final installment of not-to-compete financings, offset by proceeds received from employees upon the exercise of stock options. The net cash provided by financing activities during the first half of 2002 was primarily the result of the net proceeds of the Company's initial public offering of $110.2 million, less amounts used to repay debt.

On February 28, 2003, the Company acquired all of the outstanding shares of IDS for a cash purchase price of $62.2 million, net of cash on hand, excluding $0.9 million of acquisition-related costs. The transaction is also subject to an earnout provision. The acquisition has been accounted for using the purchase method of accounting. The purchase price has been allocated to the assets acquired and the liabilities assumed based upon their estimated fair market values. The balance of the purchase price was recorded as goodwill. The acquisition of IDS also provides a cash tax savings to the Company due to the deductibility of goodwill and related intangibles of approximately $22.5 million over 15 years. The goodwill is deductible because the shareholders of IDS made a section 338(h)(10) election under the federal Tax Code. The acquisition was funded using proceeds from the Company's follow-on public offering.

On March 5, 2003, the Company acquired all of the outstanding shares of MSM for a cash purchase price of approximately $5.0 million, of which $2.3 million in cash was paid to MSM shareholders and $2.7 million in cash was used to repay existing MSM debt. The purchase price excludes $0.1 million of acquisition-related costs and is subject to certain post-closing adjustments and an earnout provision. The acquisition has been accounted for using the purchase method of accounting. The purchase price has been allocated to the assets acquired and the liabilities assumed based upon their estimated fair market values. The balance of the purchase price was recorded as goodwill. The acquisition was funded using proceeds from the Company's follow-on public offering.

On December 17, 2001, the Company executed a new Business Loan and Security Agreement with Citizens Bank of Pennsylvania, PNC Bank N.A., Branch Banking and Trust Company of Virginia, and Chevy Chase Bank, F.S.B. to refinance and replace a prior loan agreement. The agreement provides for a $65.0 million revolving credit facility and a $6.4 million term loan. Under the term-loan portion of the agreement, the principal balance was payable in consecutive quarterly installments of $0.5 million on the last business day of each quarter commencing with the last business day of December 2001. The maturity date of the agreement is December 31, 2004. Under the agreement, the Company is required to maintain specified financial covenants relating to fixed charge coverage, interest coverage, debt coverage, and to maintain a certain level of consolidated net worth. The agreement also places limitations on additional borrowings, mergers, and related party transactions, issuances of capital stock and payment of dividends, and limitations with respect to capital expenditures. Borrowings under the agreement are collateralized by the Company's eligible contract receivables, inventory, all of the Company's stock in certain of the Company's subsidiaries and certain property and equipment, and bear interest at the London Interbank Offered Rate (LIBOR), or the lender's prime rate, plus market-rate spreads that are determined based on a company leverage ratio calculation. The LIBOR spreads may range from 1.00% to 1.75% and the prime rate spreads may range from 0.00% to 0.50%. To manage the Company's exposure to the fluctuations in these variable interest rates, an interest swap was executed in December 2001. The swap agreement has a notional principal amount of $25.0 million and currently has a fixed LIBOR rate of 6.83%. The term loan balance and accrued interest and all but $25.0 million of the revolving credit facility were repaid during the first quarter of 2002. At June 30, 2003, the Company had $25.0 million in borrowings outstanding under the revolving credit facility under the agreement.

In January 1998, the Company executed a seven-year Subordinated Credit Agreement with First Source Financial LLP for $8.0 million to finance the redemption of the Company's preferred stock. The principal balance was payable in eight consecutive quarterly installments of $0.9 million on the first business day of each quarter commencing with the first business day of January 2003. A ninth and final payment was due on the last day of December 2004. The balance and accrued interest of this credit facility was repaid during the first quarter of 2002.

The Company believes the capital resources available to it under the Company's credit agreements and cash from the Company's operations are adequate to fund the Company's ongoing operations and to support the internal growth the Company expects to achieve for at least the next 12 months. The Company anticipates financing growth from acquisitions, as well as the Company's longer-term internal growth, through one or a combination of the following: cash from operations; additional borrowing; issuance of equity; use of the existing revolving facility; or a refinancing of the Company's credit facilities.

Critical Accounting Estimates and Policies

Critical accounting policies are defined as those that are reflective of significant judgments and uncertainties, and potentially result in materially different results under different assumptions and conditions. Application of these policies is particularly important to the portrayal of the Company's financial condition and results of operations. The discussion and analysis of the Company's financial condition and results of operations are based on the Company's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these consolidated financial statements requires management to make estimates and judgments that affect the reported amount of assets, liabilities, revenues and expenses. Actual results may differ from these estimates under different assumptions or conditions.

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

The Company's revenues consist primarily of payments for the work of the Company's employees, and to a lesser extent, the pass through of costs for materials and subcontract efforts under contracts with the Company's customers. Cost of services consists primarily of compensation expenses for program personnel, the fringe benefits associated with this compensation, and other direct expenses incurred to complete programs, including cost of materials and subcontract efforts.

The majority of the Company's revenues are derived from cost-plus-fixed-fee, cost-plus-award-fee, firm-fixed-price, or time-and-materials contracts. Absent evidence to the contrary, the Company recognizes revenue as follows. Under cost-plus-fixed or award-fee contracts, revenues are recognized as costs are incurred and include an estimate of applicable fees earned. Under firm-fixed-price contracts, revenues are estimated on the percentage of completion method, on the basis of costs incurred in relation to estimated total costs, or upon delivery of specific products or services, as appropriate. For time-and-material contracts, revenues are computed by multiplying the number of direct labor-hours expended in the performance of the contract by the contract billing rates and adding other billable direct costs. Performance incentives are incorporated in certain contracts, which provide increased and decreased revenues based on actual performance compared to established targets. Incentives based upon cost performance are recorded when earned and other incentives and awards are recorded when the amounts are earned and can be reasonably determined, or are awarded. In certain circumstances, revenues are recognized when contract amendments have not been finalized. Prior to agreeing to commence work directed by the customer and before receipt of the written modification or amendment to the existing contract, the Company requires the completion of an internal memo that assesses the probability of the modification being executed in a timely fashion and the Company's ability to subsequently collect payment from the customer.

Contract revenue recognition inherently involves estimation. Examples of estimates include the contemplated level of effort to accomplish the tasks under contract, the cost of the effort, and an ongoing assessment of the Company's progress toward completing the contract. From time to time, as part of the Company's standard management processes, facts develop that require the Company to revise its estimated total costs or revenues. In most cases, these revisions relate to changes in the contractual scope of the Company's work. To the extent that a revised estimate affects contract profit or revenue previously recognized, the Company records the cumulative effect of the revision in the period in which the facts requiring the revision become known. Anticipated losses are recognized in the accounting period in which they are first determined.

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

Discontinued Operations

In September 2001, the Company executed a formal plan to exit certain commercial and foreign lines of business that no longer contribute to the Company's core competencies. Based on independent valuations, market comparable information and interest expressed in these businesses, an estimate has been provided for the likely net gains and losses to income expected from these businesses through the estimated dates of disposal. As a result, in accordance with APB Opinion No. 30, Reporting the Results of Operations--Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, results of operations have been classified as discontinued and prior periods have been restated. The Company has segregated the net assets and liabilities held for sale, recorded all current and expected future losses and deferred all gains expected to be realized upon disposal of the respective entities. The amounts the Company will ultimately realize could differ in the near term from the amounts estimated in arriving at the loss on disposal of the discontinued operations.

The Company's significant accounting policies, including the critical policies listed above, are described in the notes to the consolidated financial statements for the year ended December 31, 2002 included in the Company's Annual Report on Form 10-K filed with the SEC on March 31, 2003.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The Company's exposure to market risk relates to changes in interest rates for borrowings under the Company's senior term loan and the Company's revolving credit facility. These borrowings bear interest at variable rates. During the first quarter of 2002, the Company repaid all but $25.0 million in borrowings outstanding under the Company's revolving credit facility. A hypothetical 10% increase in interest rates would have increased the Company's interest expense for the six months ended June 30, 2003 by less than $0.1 million.

In December 2001, the Company entered into an interest swap agreement in order to reduce the Company's exposure associated with the market volatility of fixed London Interbank Offered Rate (LIBOR) interest rates. This agreement has a notional principal amount of $25.0 million and, as of June 30, 2003, had a rate of 6.83%. This agreement is a hedge against revolving debt of $25.0 million, which bears interest at monthly floating LIBOR plus 1.00%. At stated monthly intervals the difference between the interest on the floating LIBOR-based debt and the interest calculated in the swap agreement are settled in cash. The value of the swap at June 30, 2003 was a negative $3.2 million.

The Company does not use derivative financial instruments for speculative or trading purposes. The Company invests its excess cash in short-term, investment grade, interest-bearing securities.

The Company's investments of its excess cash are made in accordance with an investment policy approved by the Board of Directors. Under this policy, no investment securities can have maturities exceeding one year and the average maturity of the portfolio cannot exceed 90 days.


ITEM 4. CONTROLS AND PROCEDURES

"Disclosure controls and procedures" are the controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports filed or submitted by it under the Securities Exchange Act of 1934, as amended (the "Exchange Act") is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. These controls and procedures are designed to ensure that information required to be disclosed by an issuer in its Exchange Act reports is accumulated and communicated to the issuer's management, including its principal executive and financial officers, as appropriate, to allow timely decisions regarding required disclosure.

As of the date of this report, under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial Officer, the Company carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to the Exchange Act Rule 13a-14. Based upon the evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's periodic SEC filings.

                                     PART II

                                OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On June 1, 2001, CHBP, Ltd., a customer of ManTech Environmental Corporation, the Company's former environmental consulting and remediation business, filed suit in the 333rd District Court of Harris County Texas against a number of parties alleging initially a total of $2.0 million in damages from soil and groundwater contamination caused by the defendants while occupying a commercial business center owned by CHBP, Ltd. As set forth in the most recent pleadings in this case, the total damages alleged have now been increased to $10.0 million. On November 15, 2001, some of the defendants in this suit filed a third-party complaint against ManTech Environmental Corporation, alleging that services provided by the Company's subsidiary to CHBP, Ltd. caused or contributed to the alleged contamination of the property. On April 30, 2002, CHBP, Ltd. amended their suit to assert a direct claim against ManTech Environmental Corporation. The Company has denied the allegations. A trial date is set for January 19, 2004. The Company believes that it has other defenses and professional liability insurance coverage, and does not believe this litigation will have a material adverse effect on its business, prospects, financial condition or operating results. The Company decided to discontinue the operation of the commercial business performed by ManTech Environmental Corporation. For more information, please see "Item 3--Legal Proceedings"; "Item 7--Management's Discussion and Analysis of Financial Condition and Results of Operations: Discontinued Operations" and note 15 to the Company's consolidated financial statements, each as included in the Company's Annual Report on Form 10-K for the year ended December 31, 2002 filed with the SEC on March 31, 2003.

Like most large government defense contractors, the Company's contract costs are audited and reviewed on a continual basis by an in-house staff of auditors from the Defense Contract Auditing Agency. In addition to these routine audits, the Company is subject from time to time to audits and investigations by other agencies of the federal government. These audits and investigations are conducted to determine if the Company's performance and administration of its government contracts are compliant with contractual requirements and applicable federal statutes and regulations. An audit or investigation may result in a finding that the Company's performance and administration is compliant or, alternatively, may result in the government initiating proceedings against the Company or its employees, including administrative proceedings seeking repayment of monies, suspension and/or debarment from doing business with the federal government or a particular agency, or civil or criminal proceedings seeking penalties and/or fines. Audits and investigations conducted by the federal government frequently span several years. Set forth below is a description of certain government audits and investigations to which the Company is subject, in addition to routine audits of the Company's contract costs.

On August 17, 2001, the Company was served with a grand jury subpoena issued by the United States District Court for the Eastern District of Virginia. The U.S. Attorney's Office for the Eastern District of Virginia has advised the Company that the investigation relates to whether the Company improperly charged a portion of its corporate merger and acquisition-related expenses and certain expenses of its Australian-based software consulting subsidiary (which is one of the Company's businesses included in discontinued operations) in a manner that would have resulted in those expenses being reimbursed by the U.S. government. As anticipated, the Company received a second grand jury subpoena seeking documents relating to this investigation on August 2, 2002. Based on the facts known to the Company as of the date of this quarterly report, the Company does not expect the consequences of this investigation to have a material adverse effect on its business, prospects, financial condition or operating results. However, this investigation is still ongoing and it is not possible to tell how it may develop in the future. The Company is fully cooperating with the federal government's investigation of this matter.

On October 9, 2002, the Company received a document subpoena issued by the Department of Defense Office of Inspector General. The subpoena seeks the production of certain documents concerning a Department of Defense contract pursuant to which one of the Company's subsidiaries, ManTech Solutions & Technologies Corporation ("MSTC"), performed personnel security clearance background checks for the Defense Security Service. Although the Company did not handle classified information under this contract, the terms of the contract required MSTC to utilize personnel with appropriate security clearances. The Company believes that the investigation relates, in part, to whether it improperly charged certain costs under the contract, as well as to the propriety of the security clearances and credentials of certain subcontractors and employees who provided services under the contract. After receiving this subpoena, the Company's outside counsel and the Company's chief compliance officer began an investigation of MSTC regarding certain matters relevant to the subpoena. In the course of the Company's internal investigation, which remains in process, the Company discovered that up to five weekly time sheets of one person who performed services under the contract and who did not possess the proper security clearance had been manually changed after receipt of the subpoena and before they were produced to the Department of Defense Office of Inspector General to indicate that such person did not directly charge time to the contract. None of the changed information was entered into the Company's official accounting records, and, therefore, the information in the Company's accounting system was not compromised. The Company promptly informed the government of this development, and it terminated certain employees of MSTC following its discovery relating to the changed time sheets. The Company notes that this development may result in proceedings against certain current and/or former employees of MSTC and possibly MSTC itself. Based on the facts known to the Company, the Company does not expect the consequences of the government's investigation to have a material adverse effect on its business, prospects, financial condition or operating results. For additional information regarding the penalties to which the Company could be subject in the event the government's investigation results in a determination that the Company or its employees or agents acted improperly, see "Item 1--Business: Risks Related to the Company's Business," the sections entitled "the Company's employees or subcontractors may engage in misconduct or other improper activities" and "the Company must comply with complex procurement laws and regulations" and "the Company's contracts are subject to audits and cost adjustments by the federal government" included in the Company's Annual Report on Form 10-K for the year ended December 31, 2002 filed with the SEC on March 31, 2003.

The Company was subject to an investigation by the Inspector General of the EPA originating from a subpoena received in March of 2000 regarding the number of hours the Company charged in the performance of a contract with the EPA. The investigation was closed during the second quarter of 2003 without any adverse action against the Company.

In addition to the foregoing, the Company is subject to certain other legal proceedings, investigations, claims and disputes that arise in the ordinary course of its business. Although the Company cannot predict the outcomes of these other legal proceedings, investigations, claims and disputes, based on the information now available to it, the Company does not believe that the ultimate resolution of these matters, either individually or in the aggregate, will have a material adverse effect on its business, prospects, financial condition or operating results. For more information, please see "Item 3--Legal Proceedings" as included in the Company's Annual Report on Form 10-K for the year ended December 31, 2002 filed with the SEC on March 31, 2003.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

The Company completed its initial public offering of Class A Common Stock in February 2002, pursuant to Form S-1 (File Nos. 333-73946 and 333-82310) under the Securities Act of 1933. Under these registration statements, the Company registered a total of 7,200,000 shares of its Class A common stock, of which 6,866,667 shares were sold by the Company, and 333,333 shares were sold by the selling stockholder, George J. Pedersen, who is the Company's Chairman of the Board of Directors, Chief Executive Officer and President, and a 10% or greater stockholder. All such shares were sold at $16.00 per share on February 7, 2002. The managing underwriters for the offering were Jefferies & Company, Inc., Legg Mason Wood Walker, Incorporated and BB&T Capital Markets. Pursuant to the terms of the underwriting agreement described in the registration statements, the underwriters were entitled to elect, not later than March 9, 2002, to sell up to 1,080,000 additional shares of the Company's Class A common stock, of which 696,487 shares were to be sold by the Company, and 383,513 shares were to be sold by the selling stockholder if the underwriters elected to sell all the additional shares. On February 12, 2002, the underwriters elected to sell an additional 1,080,000 shares, resulting in an aggregate offering price of $132,480,000, of which $121,010,464 pertained to shares sold by the Company and the remaining $11,469,536 pertained to shares sold by the selling stockholder. The total underwriting discount was approximately $9.3 million, of which the company paid $8.5 million, and the Company incurred other expenses (including filing, legal and accounting fees) of approximately $2.3 million, none of which were paid to the Company's directors or officers or their affiliates or to persons owning 10% or more of any class of the Company's common stock or that of the Company's affiliates.

In December 2002, the Company completed a follow-on public offering of its Class A Common Stock pursuant to Form S-1 (File No. 333-101226). Under this registration statement, the Company registered a total of 6,150,000 shares of its Class A common stock, of which 4,500,000 shares were sold by the Company, and 1,650,000 shares were sold by selling stockholders. The selling stockholders were two individuals, George J. Pedersen who is the Company's Chairman of the Board of Directors, Chief Executive Officer and President, and a 10% or greater stockholder, and John A. Moore, Jr. who is an Executive Vice President of the Company. All such shares were sold at $18.00 per share on December 17, 2002. The managing underwriters for the offering were Jefferies/Quarterdeck, LLC, Legg Mason Wood Walker, Incorporated, U.S. Bancorp Piper Jaffray, Adams, Harkness & Hill, Inc., and BB&T Capital Markets. Pursuant to the terms of the underwriting agreement described in the registration statements, the underwriters were entitled to elect, not later than January 16, 2003, to sell up to 922,500 additional shares of the Company's Class A common stock, of which 876,500 shares were to be sold by the Company, and 46,000 shares were to be sold by one of the selling stockholders, Mr. Moore, if the underwriters elected to sell all the additional shares. On December 30, 2002, the underwriters elected to sell an additional 922,500 shares, resulting in an aggregate offering price of $127,305,000, of which $96,777,000 pertained to shares sold by the Company and the remaining $30,528,000 pertained to shares sold by Messrs. Pedersen and Moore. The total underwriting discount was approximately $6.3 million, of which the company paid $4.8 million, and the Company incurred other expenses (including filing, legal and accounting fees) of approximately $1.0 million, none of which were paid to the Company's directors or officers or their affiliates or to persons owning 10% or more of any class of the Company's common stock or that of the Company's affiliates.

The Company's net proceeds from the initial and follow-on public offerings were approximately $110.2 million and $90.9 million, respectively. Proceeds from the offerings were used to repay the principal and accrued interest outstanding under the Company's term loan and under its subordinated debt, to pay off all but $25.0 million of principal owing under the Company's revolving credit facility, to purchase Aegis Research Corporation on August 5, 2002 for $69.4 million, to purchase CTX Corporation on December 11, 2002 for $35.8 million, to purchase Integrated Data Systems Corporation on February 28, 2003 for $63.1 million, and to purchase MSM Security Services, Inc. on March 1, 2003 for $5.1 million. The principal and accrued interest under the Company's term loan was $6.0 million, principal and accrued interest under the Company's subordinated debt was $8.1 million, and the principal repayment under the Company's revolving credit facility was $17.7 million.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The following matters were submitted to a vote at the Company's Annual Meeting of Stockholders held on June 25, 2003:



            PROPOSAL                   VOTES FOR       VOTES AGAINST   ABSTAINED
---------------------------------     -----------      -------------   ---------
Election of Directors:
    Barry G. Campbell                 170,580,806          825,330
    Walter R. Fatzinger, Jr.          170,524,003          882,133
    Michael D. Golden                 168,365,813        3,040,323
    Stephen D. Harlan                 171,288,890          117,246
    Richard J. Kerr                   171,347,890           58,246
    George J. Pedersen                167,131,897        4,274,239
    Stephen W. Porter                 168,399,471        3,006,665
    Raymond A. Ranelli                171,187,733          218,403

Election of Deloitte & Touche LLP
  as independent auditors             171,329,750           73,037      3,349


ITEM 5. OTHER INFORMATION

Forward-Looking Statements

This quarterly report contains forward-looking statements that involve substantial risks and uncertainties. You can identify these statements by forward-looking words such as "may," "will," "expect," "intend," "anticipate," "believe," "estimate," "continue" and other similar words. You should read statements that contain these words carefully because they discuss the Company's future expectations, make projections of the Company's future results of operations or financial condition or state other "forward-looking" information. Examples of such forward-looking statements include the Company's expected future earnings as suggested by the backlog and GSA schedule contract value estimates. The Company believes that it is important to communicate its future expectations to its investors. However, there may be events in the future that the Company is not able to accurately predict or control. The factors that could cause actual results to differ materially from those anticipated include, but are not limited to the following: failure of government customers to exercise options under contracts; funding decisions on U.S. Government projects; government contract procurement (such as bid protest) and termination risks; competitive factors such as pricing pressures and/or competition to hire and retain employees; the ability of the Company to identify, execute or effectively integrate future acquisitions; the ability of the Company to successfully raise additional capital; changes to the tax laws relating to the treatment and deductibility of goodwill or any change in the Company's effective tax rate; additional costs related to compliance with the Sarbanes-Oxley Act of 2002, any revised NASDAQ listing standards, SEC rule changes or other corporate governance issues; material changes in laws or regulations applicable to the Company's filings with the SEC. The Company's statements in this report are made as of August 4, 2003, and the Company undertakes no obligation to update any of the forward-looking statements made herein, whether as a result of new information, future events, changes in expectations or otherwise.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits required by Item 601 of Regulation S-K:


EXHIBIT NO.                                DESCRIPTION
-----------     ---------------------------------------------------------------
10.1            First Amendment To Retention Agreement effective as of January
                1, 2002, between John A. Moore, Jr. and ManTech International
                Corporation dated June 24, 2003

10.2 Employment Agreement effective as of June 25, 2003, between Ronald R. Spoehel and ManTech International Corporation dated June 25, 2003

31.1 Certification Pursuant to Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002--Chief Executive Officer

31.2 Certification Pursuant to Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002--Chief Financial Officer

32.1 Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code--Chief Executive Officer

32.2 Certification Pursuant to section 1350 of Chapter 63 of Title 18 of the United States Code--Chief Financial Officer

(b) Reports on Form 8-K

FILING DATE                         DESCRIPTION
--------------  ---------------------------------------------------------------
April 30, 2003  Press release discussing first quarter 2003 financial results and revised earnings guidance.

May  13, 2003   Additional information concerning the acquisition of
                Integrated Data Systems Corporation by ManTech International
                Corporation.

June 26, 2003   Press release announcing the appointment of Ronald R. Spoehel as Executive Vice President and Chief Financial Officer and the resignation of John A. Moore, Jr. as Chief Financial
                Officer.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MANTECH INTERNATIONAL CORPORATION

By:
             /s/    GEORGE J. PEDERSEN
             ---------------------------------
Name:                George J. Pedersen
Title:      Chairman of the Board of Directors,
           Chief Executive Officer and President

Date: August 4, 2003

By:
              /s/    RONALD R. SPOEHEL
            ---------------------------------
Name:                Ronald R. Spoehel
Title:            Executive Vice President
                and Chief Financial Officer

Date: August 4, 2003

                                  Exhibit 10.1

                     FIRST AMENDMENT TO RETENTION AGREEMENT

         THIS FIRST AMENDMENT TO RETENTION AGREEMENT (this "Amendment") is made as of this June 24, 2003 (the "Amendment Date"), by and between ManTech International Corporation, a Delaware corporation ("ManTech"), and John A. Moore, Jr. (the "Executive").

                                   WITNESSETH

         WHEREAS, ManTech and Executive are parties to that certain Retention Agreement, dated as of January 1, 2002, which governs the terms and conditions of Executive's employment with ManTech (the "Original Agreement" and as amended by this Amendment, the "Agreement"); and

         WHEREAS, ManTech and Executive desire to amend certain terms and conditions of the Original Agreement as provided in this Amendment;

         NOW, THEREFORE, in consideration of the mutual promises herein contained and other good and valuable consideration, the receipt and sufficiency of which are acknowledged, ManTech and Executive agree as follows:

1. Employment Duties. Section 1 of the Original Agreement shall be amended as follows:

        a. Notwithstanding anything in the Original Agreement to the contrary, from and after the Amendment Date and through and until the end of the Employment Period, the Executive hereby agrees to serve as Executive Vice President of ManTech and to perform the following duties:

        i. advising, managing and supporting the management of ManTech's investment in GSE Systems, Inc. and any dispositions pertaining to GSE Systems, Inc., when and to the extent required by ManTech's Chief Executive Officer. Executive will also resign from the Board of Directors of GSE upon termination of employment by ManTech;

        ii. advising and assisting ManTech with respect to the resolution of certain pending governmental issues which are more fully described in a private communication between Executive and ManTech's Chief Executive Officer;

        iii. providing such advice to ManTech on merger and acquisition opportunities as may be requested from time to time by ManTech's Chief Executive Officer;

        iv. providing such advice in preparing and submitting ManTech's formal financial submission each year to DCAA and other governmental agencies as may be requested from time to time by ManTech's Chief Executive Officer; and

        v. performing such other assignments as may be mutually agreed upon by Executive and Chairman of Board of ManTech. Agreement shall not be unreasonably refused but failure to reach an agreement shall in no way impair any other provision of the Original Agreement or this Amendment thereto.

Executive shall, effective as of the election of his successor, no longer serve as Chief Financial Officer or Treasurer of ManTech or in any other position with ManTech or any of its subsidiaries, except for his position as Executive Vice President of ManTech. Executive shall resign as a member of the board of directors of ManTech and the board of directors of subsidiaries of ManTech on which the Executive may serve.

        b. Notwithstanding anything in the Original Agreement to the contrary, from and after the Amendment Date and through and until the end of the Employment Period, (i) Executive shall not be required to make any specific commitment of time to his employment as an Executive Vice President of ManTech but instead shall devote such time and effort as may be reasonably necessary to fulfill his duties hereunder, provided, however, that Executive shall be paid his contractual salary of $17,980.80 bi-weekly, and all employee benefits for which Executive is now receiving, for each week from the date of this First Amendment until the Scheduled Termination Date, without reduction. Executive will be paid this sum regardless of any contrary provision of ManTech's policies; and (ii) Executive may engage in other business activities or pursuits whatsoever (including without limitation, serving as a member of the board of directors of any other company); provided, however, that such activities do not materially interfere with the performance of his responsibilities and obligations under the Agreement and provided, further, that such activities do not violate Section 6 of the Original Agreement (as amended herein). With respect to any of Executive's employment opportunities that might implicate this provision, Executive shall describe such opportunities to ManTech for its approval. Approval or denial shall be given by ManTech within ten (10) calendar days. Failure to provide approval or denial within the ten-day period shall be considered approval.

2. Compensation. Section 2 of the Original Agreement is amended as follows:

        a. From and after the Amendment Date and through and until the end of the Employment Period, Attachment A to the Original Agreement is amended and restated as set forth on Attachment A to this Amendment. Nothing therein alters Executive's cash compensation as set forth in Section 2 (a) of the Original Agreement, which compensation shall remain in place without reduction.

        b. Notwithstanding anything in the Original Agreement to the contrary, from and after the Amendment Date, Executive shall not be granted nor entitled to receive (i) any cash or non-cash bonus awarded pursuant to a bonus plan or otherwise or (ii) any additional grants of ManTech stock options, stock appreciation rights, phantom stock or other similar rights (collectively, "Stock Options"), except as provided herein. Such Stock Options as have heretofore been granted to Executive shall be retained by Executive subject to, and shall continue to vest pursuant to, the terms and conditions of the documents, instruments, plans and agreements governing such Stock Options, provided, however, that on the Scheduled Termination Date, all of Executive's unvested Stock Options that have been heretofore been granted shall vest. Further, if Executive is terminated without `Cause' prior to the Scheduled Termination Date, all unvested Stock Options that have been heretofore been granted shall immediately vest.

        c. At any time on or before the Scheduled Termination Date, Executive shall have the right to purchase (or to have a trust or other entity established for estate planning purposes purchase) any split-dollar life insurance policy on Executive's life owned by ManTech at a purchase price equal to the dollar amount at which the policy would be valued for United States gift or estate tax purposes, whereupon ManTech's obligations, if any, to pay policy premiums or other costs or expenses associated with maintaining such split dollar life insurance policies in effect shall cease.

3. Employment Period. Notwithstanding anything in Section 3 of the Original Agreement to the contrary, the Scheduled Termination Date, as extended pursuant to the terms of such Section 3, shall expire on December 31, 2004, and shall not be extended further. Notwithstanding anything in this Section 3 to the contrary, Executive's employment shall end earlier than the Scheduled Termination Date if terminated upon death, by ManTech for Cause (as hereinafter defined) or otherwise by the Executive or ManTech pursuant to notice given as provided in
Section 4 of the Agreement. Notwithstanding anything in this Section 3 to the contrary, after the Employment Period, ManTech is free to engage Executive to provide such services as shall be mutually agreed, for such compensation as shall be mutually agreed.

4. Termination Payments; Definition of "Cause".

        a. Section 5(b) of the Original Agreement is amended and restated as follows:

           (b) Notwithstanding Section 5(a) of the Agreement, if the Executive's employment is terminated by ManTech without Cause, ManTech also shall pay to the Executive an amount of Base Salary equal to what otherwise would have been payable for the remainder of the Employment Period until the Scheduled Termination Date (the "Severance Payment"). Such Severance Payment shall be made in a lump sum as soon as practicable following such termination using the Base Salary rate in effect immediately prior to such termination. The period used to calculate the amount of Base Salary payable pursuant to the preceding sentence shall be known as the "Severance Period" (e.g., the period commencing on the day after the effective termination date and expiring on December 31, 2004).

        b. Section 5(d) of the Original Agreement is amended and restated as follows:

           (d) For purposes of this Agreement, "Cause" for a termination of Executive's employment shall exist if the Executive is convicted of fraud or a felony (other than an offense related to the operation of an automobile that results only in a fine, license suspension, or other non-custodial penalty) or other serious crime involving moral turpitude.

        c. In the event the Executive's employment with ManTech is terminated without Cause prior to the Scheduled Termination Date, as a condition precedent to his receipt of any Severance Payment, Executive shall execute and deliver to ManTech a release as required pursuant to Section 5(c) of the Original Agreement.

5. Confidentiality; Non-Competition and Non-Solicitation.

        a. Executive hereby reaffirms his obligations to ManTech pursuant to
Section 6 of the Original Agreement as if the terms and conditions of such
Section 6 were restated herein.

        b. ManTech shall have the right to issue a press release or other publicity announcement concerning the change in Executive's role within ManTech as reflected in the Amendment, and ManTech shall provide Executive twenty-four
(24) hours to review and approve such press release.

6. Non-Disparagement. The Executive shall not disparage ManTech, any of its subsidiaries, any of their stockholders or affiliates, or any of their respective officers, directors, employees or agents. ManTech shall not disparage the Executive.

7. No Other Amendments. Except as expressly provided in this Amendment, the Original Agreement remains unmodified and in full force and effect.

8. Section 8 (b) of the Original Agreement is amended and restated as follows:

                THIS AGREEMENT SHALL BE GOVERNED BY AND CONSTRUED IN ACCORDANCE WITH THE LAWS OF THE COMMONWEALTH OF VIRGINIA, WITHOUT REFERENCE TO THE PRINCIPLES OF CONFLICTS OF LAW EXCEPT TO THE EXTENT SUCH PRINCIPLES PERMIT THE APPLICATION OF VIRGINIA LAW OR JURISDICTION AND VENUE IN COURTS WITHIN VIRGINIA. NOTWITHSTANDING, ANY AND ALL DISPUTES ARISING HEREUNDER SHALL BE ADJUDICATED BY BINDING ARBITRATION BY JAMS UNDER THE THEN-APPLICABLE JAMS PROCEDURES. SUCH ARBITRATION SHALL BE CONVENED IN THE GREATER WASHINGTON, D.C. AREA.


9. Definitions. Capitalized terms that are not otherwise defined in this Amendment shall have the meanings provided them in the Original Agreement.

10. Miscellaneous. This Amendment shall inure to the benefit and be binding upon ManTech and the Executive. Any reference to the "Agreement" in the Original Agreement or any other document, agreement or instrument executed and delivered in connection with the Agreement shall mean and be construed as a reference to the Original Agreement as modified by this Amendment. The Agreement shall not be amended, rescinded or otherwise modified except in a writing signed by Executive and ManTech. This Amendment may be executed and delivered in multiple counterparts or by facsimile or other electronic transmission, and each such counterparts shall be deemed an original, but all of which together shall constitute one and the same instrument.

                     [Signatures Commence on Following Page]

                  IN WITNESS WHEREOF, Executive and ManTech have executed this Agreement as of the date first written above.

                                       Executive:



                                       /s/ John A. Moore, Jr.
                                       -----------------------------------
                                           John A. Moore, Jr.


                                       MANTECH INTERNATIONAL CORPORATION



                                      By:  /s/ George J. Pedersen
                                           ---------------------------
                                               George J. Pedersen
                                               Chairman, Chief Executive Officer
                                               and President

Attachment A

                              Non-Cash Compensation

o    First class business travel when traveling on ManTech business;

o    Business travel insurance;

o    The lease of an executive type of vehicle for business and personal use;

o    Reimbursement of certain cell phone and home telephone/fax services;

o    Matching contributions to ManTech's 401(k);

o    Payments for term life insurance;

o Payments of premiums under one or more split-dollar life insurance policies to the extent payment of such premiums complies with all provisions of applicable law and subject to Section 2(c) of this Amendment; and

o A minimum of $25,000.00 per year contribution to Executive's supplemental executive retirement plan.

                                  Exhibit 10.2



                              EMPLOYMENT AGREEMENT


         THIS EMPLOYMENT AGREEMENT (this "Agreement"), made as of this twenty-fifth day of June, 2003 (the "Effective Date"), by and between ManTech International Corporation ("ManTech") and Ronald R. Spoehel, a resident of West Friendship, Maryland ("Executive").


                                R E C I T A L S:
                                ---------------

         A. ManTech desires to employ Executive as ManTech's Executive Vice President and Chief Financial Officer on the terms and conditions set forth in this Agreement; and

         B. Executive is willing to accept employment with ManTech and serve as ManTech's Executive Vice President and Chief Financial Officer on the terms and conditions set forth in this Agreement.

         NOW, THEREFORE, in consideration of the premises and mutual promises contained in this Agreement, the receipt and sufficiency of which are hereby acknowledged, IT IS AGREED as follows:

                                    SECTION I

                                   EMPLOYMENT

         1.1 Employment. ManTech hereby agrees to employ Executive and Executive hereby accepts employment with ManTech on the terms and subject to the conditions set forth in this Agreement.

         1.2 Term. The term of Executive's employment hereunder shall continue for an initial term of two (2) years beginning on the Effective Date (the "Initial Term"), subject to renewal following the expiration of the Initial Term upon mutual agreement of ManTech and Executive. No later than six (6) months prior to the end of the Initial Term, ManTech and Executive will negotiate in good faith for a renewal of the term of the contract. Following the Initial Term, absent any renewal term agreed to by ManTech and Executive, Executive's employment with ManTech shall be at-will.

         The Initial Term and any renewal term, until terminated pursuant to this Agreement, shall constitute the "Term of Employment."

         1.3      Duties.

                  (a) Executive shall serve as Executive Vice President and Chief Financial Officer of ManTech. As Executive Vice President and Chief Financial Officer of ManTech, Executive shall report to the Chairman of the Board, CEO and President of ManTech (the "Chairman"). With respect to such office, Executive shall be responsible for (i) guiding the financial operations of ManTech and its subsidiaries to ensure compliance with applicable law and generally acceptable accounting principles, (ii) reporting to and interfacing with the investment banking and Wall Street firms that own, market or otherwise deal with ManTech's stock, (iii) being knowledgeable relative to the organization, structure, financial performance and other dealings of ManTech, its subsidiaries, affiliates and joint ventures and such other entities in which ManTech has a financial interest; and (iv) such other duties and responsibilities appropriate to such office and such other management duties consistent with such office as may reasonably be assigned from time to time by the Chairman or such other person as the Chairman may delegate. Executive shall hold such further positions with ManTech and with any of its subsidiaries or affiliates as ManTech shall reasonably specify from time to time. Executive shall perform such duties and responsibilities conscientiously, in good faith and to the best of his ability, giving to ManTech the full benefit of his knowledge, expertise, skill and judgment.

                  (b) Executive shall not, during the Term of Employment, without the prior written consent of the Chairman, render services of a business, professional or commercial nature, whether or not for compensation, to any other person or entity other than ManTech, nor engage or participate in any trade or business activities other than in connection with the performance of his duties hereunder. The foregoing shall not, however, preclude Executive (i) from engaging in appropriate civic, charitable, industry or religious activities or (ii) from devoting a reasonable amount of time to private investments and other business activities arising from such investments (other than any business that is a competitor of ManTech), so long as the foregoing activities and services do not conflict with Executive's responsibilities to ManTech or the terms of this Agreement. All material outside non-personal activities of Executive will be subject to prior written approval from the Chairman. Executive's services under this Agreement shall be performed at the Fairfax, Virginia offices of ManTech, with the exception that the parties expect that Executive may be required to travel to such other locations as the business of ManTech may reasonably require.

                  (c) Executive shall be employed on a full-time basis and devote his entire working time, attention, energy, and skills to performance of the services, duties and responsibilities connected to such employment while so employed.

         1.4. Compensation.

                  (a) Salary. As compensation for Executive's services hereunder, ManTech shall pay to Executive during the Term of Employment a salary at the annual rate of Three Hundred Fifty Thousand Dollars ($350,000), payable in accordance with the regular payroll practices of ManTech as in effect from time to time and subject to applicable tax and other withholdings (the "Base Salary"). Executive shall receive an annual salary review on or about April 1 of each calendar year in accordance with ManTech's practices and procedures for review and adjustment of corporate salaries.

                  (b) Bonus and Options. In addition to the Base Salary, and subject to the terms and conditions set forth herein, during the Term of Employment, (i) Executive shall be eligible to receive an annual cash bonus awarded and paid in accordance with ManTech's bonus plan, practices and procedures in place for senior executives of ManTech (the "Cash Bonus"); (ii) Executive shall be entitled to participate in such bonus and other incentive award programs as determined by the Compensation Committee of ManTech's Board of Directors in its sole discretion; and (iii) Executive shall be awarded (A) on the date of Executive's employment with ManTech, options to purchase 50,000 shares of ManTech stock at the then current market value of the stock subject to the vesting requirements and other terms and conditions of ManTech's existing long-term incentive plan or other stock option plan under which such options are granted and (B) additional options to purchase 50,000 shares of ManTech stock at the then current market value of the stock subject to the vesting requirements and other terms and conditions of ManTech's then current long-term incentive plan or other stock option plan under which such options are granted. These additional options shall be part of the 2003 ManTech stock option grant program currently being reviewed by, and subject to the approval of, the Compensation Committee of the Board of Directors of ManTech. Performance criteria for the Cash Bonus shall be formulated as reasonably agreed by ManTech and Executive, and approved by the Compensation Committee of the Board of Directors of ManTech within thirty (30) days of the Effective Date.

                  (c) Reimbursement for Reasonable Business Expenses. ManTech shall reimburse Executive for reasonable expenses incurred by him in connection with the performance of his duties pursuant to this Agreement including, but not limited to, entertainment expenses, travel expenses, expenses in connection with professional conventions or similar professional functions, and other reasonable business expenses in accordance with ManTech policies and practices concerning reimbursement of such reasonable expenses. Travel by air may be by first class, if available. In addition, ManTech shall reimburse Executive for reasonable dues paid and reasonable expenses incurred by him in connection with his membership in professional and business organizations related to the business of ManTech or any of its subsidiaries or affiliates, and his attendance at any meetings thereof.

                  (d) Fringe Benefits. ManTech shall provide Executive with four weeks annual vacation, in accordance with ManTech's practices and procedures for employees at the level of Vice President and above, and shall also provide Executive with group health, dental and vision insurance, retirement and other benefits which are comparable to those provided from time to time by ManTech to its employees having a status similar to that of Executive, to the extent permitted under applicable law and the policies of ManTech as in effect from time to time. In addition, ManTech shall use commercially reasonable efforts to include Executive as a covered insured under any liability or similar insurance policies provided to ManTech employees having a status similar to that of Executive.

                  (e) Relocation Expenses and Living Expenses. Executive has agreed to relocate himself and his family to Virginia as a condition of his employment with ManTech. Accordingly, ManTech shall pay the reasonable costs and expenses associated with moving Executive and Executive's family to Virginia (to consist of moving expenses, real estate fees, closing fees and, if agreed upon by ManTech prior to the closing, financing costs). ManTech shall reimburse Executive on a grossed up basis for any income tax payable as a result of this
Section 1.4(e).

                                   SECTION II

                            TERMINATION OF EMPLOYMENT

         2.1 Termination for Cause. ManTech may terminate Executive's employment for Cause (as hereinafter defined) at any time during the Term of Employment upon written notice.

         Upon termination of Executive's employment for Cause, ManTech shall (i) pay to Executive all salary earned but unpaid as of the date of termination, less all deductions or offsets for amounts owed to them (including without limitation any unearned salary advances or outstanding loans); (ii) shall make (or cause to be made) all distributions to Executive payable in accordance with the terms of any employee benefit plan of ManTech in which Executive is a participant as of the date of termination; and (iii) provide all other benefits described in Sections 1.4(c), (d) and (e) hereof for all periods prior to the date of termination. Upon termination of Executive's employment for Cause, Executive shall not be entitled to, and ManTech shall not pay, any bonus described in Section 1.4(b) above.

         As used in this Agreement, "Cause" means (i) gross negligence or willful misconduct by Executive in the performance of his duties hereunder; (ii) dishonesty, fraud, embezzlement or misappropriation by Executive relating to ManTech or any of its subsidiaries or affiliates or any of their respective funds, properties or assets; (iii) continuing refusal by Executive (other than due to death or Disability), after written notice and five days to cure (or such shorter period of cure as the Chairman or the Board of Directors of ManTech reasonably determines is necessary to avoid an adverse effect on the business of ManTech), to perform his duties hereunder or to follow any lawful directive of the Chairman or the Board of Directors of ManTech which is not inconsistent with the terms of this Agreement; (iv) any material breach by Executive of this Agreement or any other agreement with ManTech or its subsidiaries or affiliates (other than due to death or Disability) which is not cured after written notice to Executive and five days to cure (or such other longer cure period contained in such agreement); (v) the conviction of Executive of any felony or entering a plea of nolo contendere in response to an indictment for a felony or conviction of any crime involving moral turpitude; (vi) inability to obtain any security clearance required for the performance of Executive's duties pursuant to Section 1.3(a) hereof; provided, however, that such inability is due in no part to any action or inaction of ManTech; or (vii) acting in any manner or making any false statements which the Chairman or the Board of Directors of ManTech reasonably determines to have a material adverse effect on the reputation, operations, prospects or business relations of ManTech or any of its subsidiaries or affiliates. "Cause" shall not include any action by Executive if such action was in the performance of his duties hereunder and undertaken with a reasonable belief that such action was both lawful and in the best interests of ManTech or any of its subsidiaries or affiliates.

         2.2 Termination upon Death or Disability. Executive's employment shall automatically terminate upon his death, and each of ManTech and Executive may terminate Executive's employment during the Term of Employment upon the Disability of Executive.

         Upon termination of Executive's employment because of his death or Disability, ManTech shall (i) pay to Executive or to his estate, as applicable, all salary earned but unpaid as of the date of termination, plus a prorated portion of any bonuses for the calendar or fiscal year, as applicable, of such termination as provided in Section 1.4(b) hereof, less all deductions or offsets for amounts owed to ManTech (including without limitation any unearned salary advances or outstanding loans); (ii) make (or cause to be made) all distributions to Executive payable in accordance with the terms of any employee benefit plan of ManTech in which Executive is a participant as of the date of termination and (iii) provide all other benefits described in Sections 1.4(c),
(d) and (e) hereof for all periods prior to the date of termination.

         As used herein, "Disability" means any physical or mental illness, disability or incapacity which prevents Executive from performing all or substantially all of his duties hereunder for a period of not less than one hundred twenty consecutive days or for an aggregate of one hundred eighty days during any period of twelve consecutive months.

         2.3 Termination by ManTech for Convenience or By Executive for Good Reason. If (i) ManTech terminates Executive's employment during the Term of Employment other than (x) for Cause or (y) because of Executive's death or Disability or (ii) Executive resigns his employment for Good Reason (as hereinafter defined), ManTech shall continue the payment of Executive's salary described in and pursuant to the terms of Sections 1.4(a) and 1.4(b) hereof through and until the longer of the expiration of the Term of Employment or two
(2) years from the date of termination. In addition, for the same period during which Executive is entitled to receive salary continuation payments pursuant to the provisions of the immediately preceding sentence, ManTech shall (i) make (or cause to be made) all distributions to Executive payable in accordance with the terms of any employee benefit plan of ManTech in which Executive is a participant as of the date of termination; and (ii) provide all other benefits described in Sections 1.4(c), (d) and (e) hereof for all periods prior to the date of termination. As used herein, "Good Reason" means (i) forced relocation of the Executive by ManTech to a location that is outside a 50-mile radius of Fairfax County, Virginia; (ii) a reduction in Executive's base salary as defined in Section 1.4 hereof and benefits in accordance with the terms of this Agreement, except for any reduction which is part of a general reduction or other concessionary arrangement affecting all employees or affecting all senior executive officers; (iii) a material diminution in Executive's duties, authority, or title; or (iv) any material breach of this Agreement by ManTech not cured within thirty (30) days of receipt of written notice thereof from Executive. Executive shall provide ManTech with not less than sixty (60) days written notice of any termination by Executive for Good Reason, which notice shall specify the date of such termination.

         2.4 Voluntary Termination. Executive shall be entitled to terminate his employment at any time during the Term of Employment ("Voluntary Termination"), upon not less than ninety (90) days written notice specifying the date of termination. In the event of such Voluntary Termination, ManTech shall (i) pay Executive all salary earned but unpaid as of the date of termination, less all deductions or offsets for amounts owed to them (including without limitation any unearned salary advances or outstanding loans), (ii) make (or cause to be made) all distributions to Executive payable in accordance with the terms of any employee benefit plan of ManTech in which Executive is a participant as of the date of termination; and (iii) provide all other benefits described in Sections 1.4(c), (d) and (e) hereof for all periods prior to the date of termination. In the event of such Voluntary Termination, Executive shall not be entitled to, and ManTech shall not pay, any bonus described in Section 1.4(b) above.


         2.5 Upon Termination. Upon termination of his employment with ManTech, Executive shall immediately return to ManTech all memoranda, records, notes, reports, customer lists, pricing information, data, technical information and other documents or recorded information of any kind and in any form of media relating to ManTech or its subsidiaries or affiliates, and any copies thereof, and any other property of ManTech or its subsidiaries or affiliates of any kind that may be in Executive's possession or under his control.

                                   SECTION III

                  CONFIDENTIAL INFORMATION AND NON-COMPETITION

         3.1 Nondisclosure of Confidential Information. Executive agrees to treat as confidential and retain in the strictest confidence and shall not voluntarily use, divulge, disclose or make accessible to any other firm, partnership, corporation or any other person or entity outside ManTech any Confidential Information (as hereinafter defined) except in connection with his good faith efforts on behalf of ManTech or any of its subsidiaries or affiliates. As used herein, "Confidential Information" shall mean any information of a confidential nature relating in any way to ManTech or any of its subsidiaries or affiliates or their respective businesses, including, without limitation, information concerning ManTech's financial data, strategic business plans, product development (or other proprietary product data), customer lists, pricing information, data, technical information, proposals, support data, supplier lists, employee lists, marketing plans, software, processes, inventions and devices. Notwithstanding the foregoing, information shall not be deemed "Confidential Information" if Executive can demonstrate that such information (i) is now or hereafter became available to the public other than as a result of disclosure by Executive (other than disclosure by Executive necessary to comply with SEC or other reporting requirements); (ii) became available to Executive on a non-confidential basis from a source other than ManTech or any of its subsidiaries or affiliates which source was not under an obligation to ManTech or any of its subsidiaries or affiliates (whether contractual, legal or fiduciary) to keep such information confidential; (iii) is, in the opinion of counsel for Executive, required to be disclosed for Executive not to be in violation of any applicable law or regulation; or (iv) is required to be disclosed pursuant to an order of, or is necessary to be disclosed in connection with any litigation or other proceeding in which testimony is compelled before, any court or like entity or governmental authority; provided that in any such case, Executive shall provide ManTech with prompt notice of such request, order or intended disclosure, including copies of any preliminary or final subpoenas, orders, filings and the like requesting or containing such Confidential Information, cooperate reasonably with ManTech in resisting or limiting, as appropriate, the disclosure of such Confidential Information via a protective order or other appropriate legal action, and shall not make disclosure pursuant thereto until ManTech has had a reasonable opportunity to resist such disclosure, unless he is ordered otherwise.

         3.2 Non-Competition. (a) Executive acknowledges that, as a result of his positions with ManTech, he will have access to information with respect to the development, implementation and management of ManTech's business strategies and plans, including those which involve ManTech's finances, products, services, marketing, operations, industrial and investor relations and acquisitions. Accordingly, during the period of his employment hereunder and for any period thereafter during which Executive is receiving salary continuation payments under Section II hereof, Executive agrees that he shall not, directly or indirectly, in any capacity, carry on, be engaged in, assist, consult for or have any financial or other interest in any business which is in competition with the business of ManTech (provided that a financial interest of not more than two percent (2%) in any company which is publicly traded and whose shares are listed on a national stock exchange or are quoted on NASDAQ shall be permitted). In addition, Executive shall not, on his own behalf or on behalf of any firm, partnership, corporation or any other person or entity, directly or indirectly, during the twelve month period following his termination of employment hereunder, for any reason whatsoever, solicit or offer employment to any person who has been employed by ManTech or any of its subsidiaries or affiliates at any time during the twelve months immediately preceding such solicitation, or solicit, offer or induce any person, entity or governmental authority that was under contract with ManTech or any of its subsidiaries or affiliates while Executive was employed by ManTech, or with whom ManTech or any of its subsidiaries or affiliates was having discussions while Executive was employed by ManTech, to discontinue its relationship with ManTech or its subsidiary or affiliate, as applicable. For purposes of this Section 3.2, a business shall be deemed to be in competition with the business of ManTech or any of its subsidiaries or affiliates if it is principally involved or if it has proposed to become principally involved in the purchase, sale or other dealing in any property or product or the rendering of any service purchased, sold, dealt in or rendered, by ManTech or any of its subsidiaries or affiliates as a material part, or expected material part, of the business of ManTech or such subsidiary or affiliate, as applicable.

         (b) Executive and ManTech agree that this covenant not to compete and the covenant not to solicit are reasonable covenants under the circumstances, Executive has been adequately compensated for such covenants, and further agree that if in the opinion of any court of competent jurisdiction such restraint is not reasonable in any respect, such court shall have the right, power and authority to excise or modify such provision or provisions of this covenant as to the court shall appear not reasonable and to enforce the remainder of the covenant as so amended.

         3.3 Intellectual Property/New Developments. Executive agrees that any product, "know-how," idea, formula, operational method, method of manufacture, invention, development, discovery, original works of authorship, improvements, designs, processes, computer programs, databases, trade secrets and related proprietary and Confidential information or other knowledge or technical improvements (collectively, "Special Information"), whether patentable or not, in which he participates, or made or conceived by Executive, during his Term of Employment, whether made within or without the course of Executive's employment with ManTech, which relates in any way to the business of ManTech or any of its subsidiaries or affiliates and/or results directly or indirectly from Executive's employment with ManTech shall be treated as owned by and for the benefit of, ManTech, and as the property of ManTech, and Executive shall, and hereby does, assign all of his rights to such Special Information to ManTech without further compensation. Executive acknowledges that all original works of authorship that are made by Executive (solely or jointly with others) within the scope of Executive's employment hereunder and that are protected by copyright, are "works made for hire," as that term is defined in the United States Copyright Act (17 U.S.C. ss. 101). Executive hereby waives all moral rights relating to all work developed or produced by him within the scope of Executive's employment hereunder, including without limitation any and all rights of identification of authorship and any and all rights of approval, restriction or limitation on use or subsequent modifications. Further, in such regard, Executive shall communicate and promptly disclose to the Chairman all such Special Information to the extent such information is known at such time by Executive and will assist ManTech in every proper way, at ManTech's expense, to obtain a patent or patents thereon in the United States and any other jurisdiction that ManTech deems appropriate, and Executive agrees to execute all instruments and to take all steps reasonably necessary to make the benefits of such Special Information available to ManTech as its exclusive property.


         3.4 Specific Enforcement. Executive agrees that any breach of the covenants contained in this Section III would irreparably injure ManTech. Accordingly, Executive agrees that ManTech may, in addition to pursuing any other remedies each may have under this Agreement or otherwise in law or in equity, obtain an injunction against Executive from any court having jurisdiction over the matter restraining any further violation of this Agreement by Executive.

                                   SECTION IV

                                  MISCELLANEOUS

         4.1 Parties Benefited; Assignment. This Agreement shall become effective as of the Effective Date and, from and after that time, shall extend to and be binding upon, and inure to the benefit of, Executive, his heirs and his personal representative or representatives, and ManTech and its successors and assigns (including any assignee of substantially all the assets of ManTech). Neither this Agreement nor any rights or obligations hereunder may be assigned by Executive.

         4.2 Notices. All notices given or served hereunder shall be in writing and sent by (a) certified or registered mail, return receipt requested, (b) personal delivery, with receipt, (c) Federal Express, Express Mail or other reputable overnight courier service, with receipt, or (d) transmitted by telecopier (with postage prepaid mail confirmation) to the parties as follows:

                  If to Executive:

                           Ronald R. Spoehel
                              (REDACTED)

                  If to ManTech:

                           ManTech International Corporation
                           12015 Lee Jackson Highway
                           Fairfax, Virginia 22033-3300
                           Attn:  George J. Pedersen
                           Fax No.:  703-218-6301

                  with a copy to:

                           Arnold & Porter
                           555 Twelfth Street, N.W.
                           Washington, D.C. 2004
                           Attention: Stephen W. Porter, Esq.
                           Fax No.:  202-942-5999

Any such notice shall be deemed to have been received on delivery, in the case of (b) above; on the second business day following mailing, in the case of (a) above; and on the first business day following mailing or transmission in the case of (c) or (d) above. Any party may change the address or telecopier number by giving notice to other party hereto.

         4.3 Severability. Each section and subsection of this Agreement constitutes a separate and distinct provision hereof. It is the intent of the parties hereto that the provisions of this Agreement be enforced to the fullest extent permissible under the laws and public policies applicable in each jurisdiction in which enforcement is sought. Accordingly, if any provision of this Agreement shall be adjudicated to be invalid, ineffective or unenforceable, the remaining provisions shall not be affected thereby.

         4.4 Amendment. This Agreement contains the full and complete agreement of the parties relating to the employment of Executive hereunder and supersedes all prior agreements, arrangements or understandings, whether written or oral, relating thereto. No amendment, supplement, modification, waiver or termination of this Agreement shall be binding unless executed in writing by the parties. No waiver of any of the provisions of this Agreement shall be deemed or shall constitute a waiver of any other provision hereof, nor shall such waiver constitute a continuing waiver.

         4.5 Disputes; Jurisdiction and Venue. Any dispute or question arising either out of or relating to this Agreement shall be settled in accordance with the laws of the Commonwealth of Virginia, and each of the parties hereto hereby irrevocably submit to the jurisdiction of any federal or state court sitting in the Commonwealth of Virginia in any action or proceeding arising out of or relating to this Agreement, and each hereby irrevocably (i) agrees that all claims in respect of such action or proceeding may be heard and determined in any such court and (ii) waives any objection to the venue of any such court that each may have.

         4.6 Survivorship. The respective rights and obligations of the parties hereunder shall survive any termination of this Agreement to the extent necessary to the intended preservation of such rights and obligations.

         4.7 Third Parties. Nothing expressed or implied in this Agreement is intended, or shall be construed, to confer upon or give any person or entity other than ManTech and Executive any rights or remedies under, or by reason of, this Agreement.

         4.8 Affiliate. As used herein, the term "affiliate" shall mean any corporation, partnership or other business entity controlling, controlled by or under common control with ManTech.

         4.9 Applicable Law. This Agreement shall be construed and applied in accordance with the law of the Commonwealth of Virginia, without giving effect to the conflict of laws rules thereof.

         4.10 Captions and Headings. The captions and headings of the several Articles and Sections herein are inserted for convenience of reference only and are not intended to be part of or to affect the meaning of interpretation of this Agreement.

         4.11 Construction. Executive acknowledges and agrees that he had an opportunity to participate in the negotiation of the terms and conditions of this Agreement and to have this Agreement reviewed by counsel. Accordingly, any rule of construction that this Agreement be more strictly construed against the party drafting it shall not apply.


                  [remainder of page intentionally left blank]
                            [signature page follows]

         IN WITNESS WHEREOF, the parties hereto have executed or caused this Agreement to be executed as of the day, month, and year first above written.


                      MANTECH INTERNATIONAL CORPORATION


                      By:  /s/ George J. Pedersen
                           --------------------------------------------
                               George J. Pedersen
                               Chairman of the Board, CEO and President



                           /s/ Ronald R. Spoehel
                           --------------------------------------------
                               RONALD R. SPOEHEL

                                  EXHIBIT 31.1

        CERTIFICATION PURSUANT TO RULE 13A-14 OR 15D-14 OF THE SECURITIES
         EXCHANGE ACT OF 1934, AS ADOPTED PURSUANT TO SECTION 302 OF THE
                           SARBANES-OXLEY ACT OF 2002

I, George J. Pedersen, certify that:

1. I have reviewed this quarterly report on Form 10-Q of ManTech International Corporation;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

  a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

  b) Evaluated the effectiveness of the registrant's disclosure controls and procedures; and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

  c) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting;

5. The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

  a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

  b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting; and


Date: August 4, 2003


By:          /s/    GEORGE J. PEDERSEN
             ------------------------------
Name:                George J. Pedersen
Title:      Chairman of the Board of Directors,
           Chief Executive Officer and President

                                  EXHIBIT 31.2

        CERTIFICATION PURSUANT TO RULE 13A-14 OR 15D-14 OF THE SECURITIES
         EXCHANGE ACT OF 1934, AS ADOPTED PURSUANT TO SECTION 302 OF THE
                           SARBANES-OXLEY ACT OF 2002

I, Ronald R. Spoehel, certify that:

1. I have reviewed this quarterly report on Form 10-Q of ManTech International Corporation;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

  a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

  b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

  c) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting;

 5. The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

  a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

  b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting; and


Date: August 4, 2003


By:           /s/    RONALD R. SPOEHEL

             ------------------------------
Name:                Ronald R. Spoehel
Title:            Executive Vice President
                and Chief Financial Officer

                                  EXHIBIT 32.1


                CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the ManTech International Corporation (the "Company") Quarterly Report on Form 10-Q for the period ending June 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, George J. Pedersen, Chief Executive Officer of the Company, certify pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, to the best of my knowledge, that:

  (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

  (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

This certificate is being made for the exclusive purpose of compliance by the Chief Executive Officer of the Company with the requirements of Section 906 of the Sarbanes-Oxley Act of 2002, and may not be disclosed, distributed or used by any person or for any reason other than as specifically required by law.

Date: August 4, 2003


By:          /s/    GEORGE J. PEDERSEN
            -----------------------------------
Name:                George J. Pedersen
Title:      Chairman of the Board of Directors,
           Chief Executive Officer and President

                                  EXHIBIT 32.2

                CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the ManTech International Corporation (the "Company") Quarterly Report on Form 10-Q for the period ending June 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Ronald R. Spoehel, Chief Financial Officer of the Company, certify pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, to the best of my knowledge, that:

  (1) The Report fully complies with the requirements of Section 13 (a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

  (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

This certificate is being made for the exclusive purpose of compliance by the Chief Financial Officer of the Company with the requirements of Section 906 of the Sarbanes-Oxley Act of 2002, and may not be disclosed, distributed or used by any person or for any reason other than as specifically required by law.

Date: August 4, 2003


By:           /s/    RONALD R. SPOEHEL
             ------------------------------
Name:                Ronald R. Spoehel
Title:            Executive Vice President
                and Chief Financial Officer