Form 10-Q
period 2003-09-30
MANTECH INTERNATIONAL CORP
filed 2003-11-10
CIK 892537

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

_________________

FORM 10–Q

(Mark One)
[X]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

OR

[   ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

Commission File No. 000-49604

_________________

(Exact name of registrant as specified in its charter)

Delaware	22-1852179
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

12015 Lee Jackson Highway, Fairfax, VA 22033
(Address of principal executive offices)

(703) 218-6000
(Registrant's telephone number, including area code)

_________________

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [  ] No

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

        Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of November 7, 2003: ManTech International Corporation. Class A Common Stock, $0.01 par value, 16,672,108 shares; ManTech International Corporation. Class B Common Stock, $0.01 par value, 15,381,004 shares.

MANTECH INTERNATIONAL CORPORATION

INDEX

PART I—FINANCIAL INFORMATION	Page No. 3
Item 1.	Condensed Consolidated Financial Statements and Notes	3

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	13

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	18

Item 4.	Controls and Procedures	19

PART II—OTHER INFORMATION	20

Item 1.	Legal Proceedings	20

Item 2.	Changes in Securities and Use of Proceeds	21

Item 3.	Defaults Upon Senior Securities	21

Item 4.	Submission of Matters to a Vote of Securities Holders	21

Item 5.	Other Information	21

Item 6.	Exhibits and Reports on Form 8-K	22

PART I FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AND NOTES
MANTECH INTERNATIONAL CORPORATION CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands)
	September 30, 2003	December 31, 2002
	(unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$19,810	$81,096
Cash in escrow	828	—
Receivables—net	174,120	133,122
Prepaid expenses and other	14,481	8,955
Assets held for sale	1,270	6,738

Total current assets	210,509	229,911
Property and equipment—net	11,426	9,131
Goodwill	147,988	94,003
Other intangibles	17,314	10,231
Investments	9,913	7,631
Employee supplemental savings plan assets	9,411	8,068
Other assets	6,448	5,413

TOTAL ASSETS	$413,009	$364,388

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Current portion of debt	$76	$1,000
Accounts payable and accrued expenses	42,766	32,905
Accrued salaries and related expenses	26,254	23,619
Deferred income taxes	18,272	11,888
Billings in excess of revenue earned	5,699	2,700
Liabilities held for sale	1,462	5,099

Total current liabilities	94,529	77,211
Debt—net of current portion	25,203	25,000
Accrued retirement	10,904	9,555
Other long-term liabilities	5,431	1,838
Deferred income taxes	4,064	4,744
Minority interest	46	42

TOTAL LIABILITIES	140,177	118,390

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
Common stock, Class A	164	163
Common stock, Class B	156	156
Additional paid-in capital	208,943	206,861
Retained earnings	65,909	40,843
Accumulated other comprehensive loss	(1,566)	(2,025)
Unearned ESOP shares	(774)	—
Deferred compensation	640	640
Shares held in grantor trust	(640)	(640)

TOTAL STOCKHOLDERS' EQUITY	272,832	245,998

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$413,009	$364,388

        See notes to condensed consolidated financial statements.

MANTECH INTERNATIONAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Dollars in Thousands Except Per Share Amounts)

	Three months ended		Nine months ended
	September 30,		September 30,
	2003	2002	2003	2002
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
REVENUES	$181,590	$130,425	$506,789	$357,727
COST OF SERVICES	147,461	105,995	411,593	291,885

GROSS PROFIT	34,129	24,430	95,196	65,842

COSTS AND EXPENSES:
General and administrative	16,723	12,856	47,657	36,346
Depreciation and amortization	1,181	603	3,358	1,608

Total costs and expenses	17,904	13,459	51,015	37,954

INCOME FROM OPERATIONS	16,225	10,971	44,181	27,888
Interest expense	618	119	1,639	322
Other expense (income)	58	186	328	(337)

INCOME BEFORE PROVISION FOR INCOME TAXES AND MINORITY INTEREST	15,549	10,666	42,214	27,903
Provision for income taxes	(6,321)	(4,382)	(17,144)	(11,387)
Minority interest	(1)	3	(4)	—

INCOME FROM CONTINUING OPERATIONS	9,227	6,287	25,066	16,516
Loss on disposal of discontinued operations—net	—	—	—	(795)

NET INCOME	$9,227	$6,287	$25,066	$15,721

BASIC EARNINGS (LOSS) PER SHARE:
Income from continuing operations	$0.29	$0.24	$0.78	$0.66
Loss from discontinued operations	—	—	—	(0.03)

	$0.29	$0.24	$0.78	$0.63

Weighted average common shares outstanding	32,007,957	26,471,122	31,955,522	25,199,125

DILUTED EARNINGS (LOSS) PER SHARE:
Income from continuing operations	$0.29	$0.24	$0.78	$0.65
Loss from discontinued operations	—	—	—	(0.03)

	$0.29	$0.24	$0.78	$0.62

Weighted average common shares outstanding	32,335,226	26,741,466	32,094,136	25,483,548

        See notes to condensed consolidated financial statements.

MANTECH INTERNATIONAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in Thousands)

	Three months ended		Nine months ended
	September 30,		September 30,
	2003	2002	2003	2002
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Net income	$9,227	$6,287	$25,066	$15,721
Other comprehensive income (loss):
Cash flow hedge	272	(555)	385	(707)
Translation adjustments	(10)	243	75	27

Other comprehensive income (loss)	262	(312)	460	(680)

Comprehensive income	$9,489	$5,975	$25,526	$15,041

        See notes to condensed consolidated financial statements.

MANTECH INTERNATIONAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)

	Nine months ended
	September 30,
	2003	2002
	(unaudited)	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$25,066	$15,721
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in losses (earnings) of affiliates	844	(237)
Loss from discontinued operations	—	795
Deferred income taxes	4,872	89
Minority interest in income of consolidated subsidiaries	4	—
Loss on disposals of property and equipment	13	17
Depreciation and amortization	4,962	2,763
Change in assets and liabilities—net of effects from acquired and discontinued businesses
Increase in receivables	(28,132)	(14,829)
(Increase) decrease in prepaid expenses and other	(5,963)	792
Increase (decrease) in accounts payable and accrued expenses	4,682	(1,296)
(Decrease) increase in accrued salaries and related expenses	(1,656)	320
Increase in billings in excess of revenue earned	2,549	232
Increase in other long-term liabilities	69	107
Increase in accrued retirement	1,348	185

Net cash provided by operating activities of continuing operations	8,658	4,659

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of property and equipment	1	2
Investment in Integrated Data Systems Corporation, net of cash acquired of $2,820	(63,145)	—
Investment in MSM Security Services, Inc., net of cash acquired of $20	(5,107)	—
Investment in property and equipment	(2,826)	(2,119)
Investment in capitalized software products	(1,488)	(768)
Investment in Advanced Development Group, Inc.	(230)	—
Investment in CTX Corporation	(47)	—
Investment in Aegis Research Corporation	(10)	(69,269)
Dividends from MASI U.K.	315	592
Proceeds from notes receivable	—	350
Dividends from GSE Preferred Stock	—	75

Net cash used in investing activities of continuing operations	(72,537)	(71,137)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of not-to-compete financings	(1,000)	—
Proceeds from exercise of stock options	916	268
Proceeds from common stock issuance—net of offering expenses	—	110,157
Net decrease in borrowings under lines of credit	—	(32,300)
Repayment of subordinated debt	—	(8,000)
Repayment of term loan	—	(5,908)
Repayment of notes payable	—	(104)

Net cash (used in) provided by financing activities of continuing operations	(84)	64,113

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(5)	95

NET CASH PROVIDED BY (USED IN) DISCONTINUED OPERATIONS	2,682	(2,233)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(61,286)	(4,503)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	81,096	26,902

CASH AND CASH EQUIVALENTS, END OF PERIOD	$19,810	$22,399

        See notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Nine Months Ended September 30, 2003 and 2002 (unaudited)

1.     Description of the Business

ManTech International Corporation delivers a broad array of information technology and technical services solutions to U.S. federal government customers, focusing primarily on critical national defense programs for the intelligence community and Department of Defense. The Company designs, develops, procures, implements, operates, tests and maintains mission-critical, enterprise information technology and communication systems and infrastructures for the Company’s federal government customers in the United States and over 30 countries worldwide.

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

Stock-Based Compensation—As permitted under Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation, the Company accounts for stock-based compensation plans using the intrinsic value method under the recognition and measurement principles of Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees and related Interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under the Company’s stock-based compensation plans had an exercise price equal to the market value of the underlying common stock on the date of grant. In accordance with the provisions of SFAS 148, Accounting for Stock-Based Compensation – Transition and Disclosure, the following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation (in thousands, except per share data).

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2003	2002	2003	2002
Net income, as reported	$9,227	$6,287	$25,066	$15,721
Deduct: Total stock-based employee compensation expense
determined under fair value based method for all awards—net of related tax effects	(1,816)	(479)	(2,550)	(2,427)

Pro forma net income	$7,411	$5,808	$22,516	$13,294

Earnings per share:
Basic - as reported	$0.29	$0.24	$0.78	$0.63
Basic - pro forma	0.23	0.22	0.70	0.53
Diluted - as reported	0.29	0.24	0.78	0.62
Diluted - pro forma	0.23	0.22	0.70	0.52

The Company typically issues 10-year options that vest annually over a three-year period from the date of grant. For disclosure purposes, the fair value of each option is estimated on the date of grant using the Black-Scholes (Minimum Value) option-pricing model. The following weighted-average assumptions were used for option grants during the periods ended September 30, 2003 and 2002:

	Three months ended September 30,		Nine months ended September 30,
	2003	2002	2003	2002
Dividend yield	0.0%	0.0%	0.0%	0.0%
Volatility	34.9%	32.6%	33.4-34.9%	22.7-32.6%
Risk-free interest rate	2.20%	2.62%	1.77-2.20%	2.62-3.77%
Expected life of options (in years)	3.0	3.0	3.0	3.0

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

In November 2002, the FASB issued Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an interpretation of FASB Statements No. 5, 57 and 107 and rescission of FASB Interpretation No. 34. FIN 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees issued. FIN 45 also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken. The initial recognition and measurement provisions of FIN 45 are effective for guarantees issued or modified after December 31, 2002. The adoption of the initial recognition and measurement provisions of FIN 45 did not have a material impact on the Company’s financial position or results of operation. See additional discussion of the Company’s obligations under guarantees in Note 9.

In November 2002, the FASB issued Emerging Issues Task Force (EITF) No. 00-21, Accounting for Revenue Arrangements with Multiple Deliverables. EITF 00-21 addresses when and how an arrangement involving multiple deliverables should be divided into separate units of accounting, as well as how the arrangement consideration should be measured and allocated to the separate units of accounting in the arrangement. The provisions of EITF 00-21 are effective for the Company’s third quarter of 2003. The adoption of EITF 00-21 did not have a material impact on the Company’s financial position or results of operations.

In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-based Compensation — Transition and Disclosure, an amendment of SFAS 123. SFAS 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require more prominent and more frequent disclosures in financial statements about the effects of stock-based compensation. This statement is effective for fiscal years ending after December 15, 2002. The adoption of SFAS 148 did not have a material impact on the Company’s financial position or results of operations.

In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities, an interpretation of ARB No. 51, which addresses consolidation by business enterprises of “variable interest entities” (VIEs). FIN 46 expands upon and strengthens existing accounting guidance that addresses when a company should include the assets, liabilities and activities of another entity in its financial statements. Under previous guidance, a company generally included another entity in its consolidated financial statements only if it controlled the entity through voting interests. FIN 46 requires a variable interest entity to be consolidated by a company if that company is the “primary beneficiary” of that entity. The primary beneficiary is subject to a majority of the risk of loss from the VIE’s activities, or is entitled to receive a majority of the VIE’s residual returns, or both. The consolidation requirements of FIN 46 apply immediately to VIEs created after January 31, 2003 and apply to previously established entities in the first interim period beginning after December 31, 2003. Certain of the disclosure requirements apply to all financial statements issued after January 31, 2003, regardless of when the VIE was established. The adoption of FIN 46 did not have a material impact on the Company’s financial position or results of operations.

In April 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities, which amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS 133, Accounting for Derivative Instruments and Hedging Activities. SFAS 149 is generally effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The adoption of SFAS 149 did not have a material impact on the Company’s financial position or results of operations.

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity, which establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS 150 requires that certain financial instruments, which under previous guidance were accounted for as equity, must now be accounted for as liabilities. The financial instruments affected include mandatorily redeemable stock, certain financial instruments that require or may require the issuer to buy back some of its shares in exchange for cash or other assets and certain obligations that can be settled with shares of stock. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS 150 did not have a material impact on the Company’s financial position or results of operations.

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

	Three months ended		Nine months ended
	September 30,		September 30,
	2003	2002	2003	2002
Basic weighted average common shares outstanding	32,007,957	26,471,122	31,955,522	25,199,125
Effect of potential exercise of stock options	327,269	270,344	138,614	284,423

Diluted weighted average common shares outstanding	32,335,226	26,741,466	32,094,136	25,483,548

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

The components of goodwill and other intangibles are as follows (in thousands):

	September 30, 2003	December 31, 2002
Goodwill	$158,094	$104,109
Other intangibles	26,347	18,978

	184,441	123,087
Less: Accumulated amortization	(19,139)	(18,853)

	$165,302	$104,234

As of September 30, 2003, other intangibles consists of the following (in thousands):

	September 30, 2003
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Amortized intangible assets:
Contract rights	$17,919	$4,735	$13,184
Capitalized software	8,428	4,298	4,130

	$26,347	$9,033	$17,314

Aggregate amortization expense for the nine months ended September 30, 2003 was $2,507,000.

Estimated amortization expense (in thousands):

For the three months ending December 31, 2003	$ 1,068
For the year ending:
December 31, 2004	4,672
December 31, 2005	3,606
December 31, 2006	2,864
December 31, 2007	1,822
December 31, 2008	1,438

5.     Business Segment and Geographic Area Information

The Company operates as one segment, delivering a broad array of information technology and technical services solutions under contracts with the U.S. Government, state and local governments, and commercial customers. The Company's federal government customers typically exercise independent contracting authority, and even offices or divisions within an agency or department may directly, or through a prime contractor, use the Company's services as a separate customer so long as that customer has independent decision-making and contracting authority within its organization. No single customer accounted for 10% or more of the Company's accounts receivable or revenues as of or for the periods ended September 30, 2003 and 2002. In addition, there were no sales to any customers within a single country except for the United States where the sales accounted for 10% or more of total revenue. The Company treats sales to U.S. Government customers as sales within the United States regardless of where the services are performed. Substantially all assets of continuing operations were held in the United States for the periods ended September 30, 2003 and 2002. Revenues by geographic customer and the related percentages of total revenues for the periods ended September 30, 2003 and 2002, were as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2003	2002	2003	2002
United States	$180,899	$129,814	$502,894	$355,506
International	691	611	3,895	2,221

	$181,590	$130,425	$506,789	$357,727

United States	99.6%	99.5%	99.2%	99.4%
International	0.4	0.5	0.8	0.6

	100.0%	100.0%	100.0%	100.0%

6.     Revenues and Receivables

The Company delivers a broad array of information technology and technical services solutions under contracts with the U.S. Government, state and local governments, and commercial customers. Revenues from the U.S. Government under prime contracts and subcontracts, as compared to total contract revenues, were approximately 97.8% and 96.3% for the periods ended September 30, 2003 and 2002 respectively. The components of contract receivables are as follows (in thousands):

	September 30, 2003	December 31, 2002
Billed receivables	$115,041	$101,013
Unbilled receivables:
Amounts currently billable	30,944	12,176
Revenues recorded in excess of milestone billings on fixed price contracts	19,639	7,604
Indirect costs incurred in excess of provisional billing rates	5,526	8,045
Revenues recorded in excess of estimated contract value or funding	3,040	2,619
Retainage	2,465	3,573
Allowance for doubtful accounts	(2,535)	(1,908)

	$174,120	$133,122

7.     Stockholders’ Equity

Reincorporation, Recapitalization and Stock Split—The Company is incorporated in Delaware and is the successor by merger to ManTech International Corporation, a New Jersey corporation. As a result of the merger, in January 2002 the Company reincorporated from New Jersey to Delaware and recapitalized its common stock. On the effective date of the merger, each outstanding share of the New Jersey corporation’s common stock was exchanged for one share of the Company’s Class A common stock or for one share of the Company’s Class B common stock. Immediately after the merger, the Company effected a 16.3062-for-one stock split of the Company’s Class A common stock and Class B common stock. The holders of each share of the Company’s Class A common stock are entitled to one vote per share, and the holders of each share of the Company’s Class B common stock are entitled to ten votes per share. In connection with the reincorporation and recapitalization, all of the Company’s outstanding treasury stock was retired.

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

Follow-on Public Offering—The Company closed a follow-on public offering on December 20, 2002. Net proceeds to the Company were approximately $90.9 million, after deducting the estimated expenses related to the offering and the portion of the underwriting discount payable by the Company. Proceeds from the offering were used to repay indebtedness incurred in connection with the acquisition of CTX Corporation. The balance of the net proceeds of the offering, in conjunction with cash on hand, were used in 2003 to fund the Company’s acquisition of Integrated Data Systems Corporation on February 28, 2003 and MSM Security Services, Inc. on March 5, 2003 for $62.2 million and $5.0 million, respectively.

8.     Acquisitions

Integrated Data Systems Corporation—On February 28, 2003, the Company acquired all of the outstanding common shares of Integrated Data Systems Corporation (IDS). The results of operations for IDS have been included in the Company’s consolidated financial statements since that date. Founded in 1990, IDS delivers technology solutions and products in four core areas: software development, systems engineering/networking, information assurance, and government acquisition/procurement support software. IDS has developed secure, advanced messaging and collaboration applications and solutions in support of a wide variety of national security networks and systems. IDS is also one of Microsoft’s leading certified partners supporting U.S. Government classified intelligence community programs. Many of the IDS employees have military or intelligence experience.

The cash purchase price was approximately $62.2 million, net of cash on hand, excluding $0.9 million of acquisition related costs, and is subject to an earnout provision. The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition (in thousands):

February 28, 2003

Current assets	$14,497
Property and equipment--net	1,364
Goodwill	50,133
Intangible asset	7,500
Other assets	84
Other current liabilities	(7,472)
Deferred rent	(141)

$65,965

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

The following represents the unaudited pro forma results of operations as though the acquisition of IDS had been completed as of January 1, 2002 (in thousands, except per share amounts):

	Pro forma nine months ended September 30, 2003	Pro forma nine months ended September 30, 2002
Revenues	$517,112	$383,169
Income from operations	45,184	30,221
Net income	25,494	16,565
Diluted earnings per share	0.79	0.65

MSM Security Services, Inc.—On March 5, 2003, the Company acquired all of the outstanding common shares of MSM Security Services, Inc. (MSM), a Maryland-based provider of Personnel Security Investigation (PSI) services to the U.S. Government. Pursuant to the acquisition agreement, the Company was entitled to include the results of operations for MSM in its consolidated financial statements effective March 1, 2003. MSM specializes in PSI services for the U.S. Government, having completed over 250,000 background investigations since its founding in 1978. MSM has active investigation contracts to support the United States Customs Service, Defense Security Service, the intelligence community, and other federal government agencies.

The cash purchase price was approximately $5.0 million, of which $2.3 million in cash was paid to MSM shareholders and $2.7 million in cash was used to repay existing MSM debt. The cash purchase price excludes $0.1 million of acquisition related costs, and is subject to certain post-closing adjustments and an earnout provision.

9.     Financial Guarantees

Letters of Credit—In support of the Company's affiliate, GSE Systems, Inc. (GSE), effective June 20, 2003, the Company's lenders issued two letters of credit to Fianzas Guardiana Inbursa, S.A. (FGI) on behalf of GSE. As discussed in Note 12 to the Company's consolidated financial statements, included in the Company's Annual Report on Form 10-K for the year ended December 31, 2002 filed with the SEC on March 31, 2003, the Company holds common and preferred stock in GSE and accounts for this investment using the equity method. See additional discussion of the Company's affiliate investments in Note 11.

The first letter of credit is in support of an advance payment bond of approximately $2.1 million, reduced to $1.8 million in October 2003, issued by FGI to a customer of GSE's power business and has a term of 30 months. The second letter of credit is in support of a performance bond of approximately $1.3 million issued by FGI to the same customer and has a term of 42 months. Both letters of credit can be drawn upon by FGI in the event that the performance bonds are drawn on by the customer, which would only occur in the event of a contractual default by GSE. In the event that the letters of credit are drawn upon, the Company and GSE have signed a collateral agreement whereby GSE has agreed to indemnify the Company from any and all costs, damages, claims, actions, demands, losses and expenses (including the value of the letters of credit drawn upon, reasonable attorneys' fees, collection fees or enforcement fees). In exchange for issuing the letters of credit, the Company received 100,000 warrants to purchase GSE's common stock at the market price of GSE's common stock as of the close of business on July 8, 2003, and will receive a 7% annual fee, payable on a quarterly basis, calculated on the total amount of the then-existing value of the letters of credit.

In accordance with FIN 45, the Company has established a $3.4 million long-term liability for these guarantees and has increased the carrying value of its investment in GSE by an equivalent amount.

Indemnification Agreements—As permitted under Delaware law, the Company has agreements whereby it indemnifies its current and former officers and directors for certain events or occurrences while the officer or director is, or was serving, at the Company's request in such capacity. The term of the indemnification period is for the officer's or director's lifetime. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has director and officer insurance coverage that limits the exposure and enables the Company to recover a portion of any future amounts paid. The Company believes that the estimated fair value of these indemnification agreements in excess of applicable insurance coverage is minimal.

10.     Discontinued Operations

On September 26, 2001, the Company executed a formal plan to exit certain commercial and foreign lines of business that no longer contributed to the core competencies. The businesses included the Australia-based software solutions consulting business, the United Kingdom-based bank remittance processing business, the China-based consulting business, the U.S.-based environmental consulting and remediation business and the U.S.-based application-hosting business. Although some of these ventures showed promise and growth, these businesses were oriented towards commercial customers and did not contribute to the core competencies on which the Company is currently focused. The Company had concluded the disposal of all of these businesses as of December 31, 2002, except the Company's Australia-based software solutions business. As of December 31, 2002, the Company had reached a definitive agreement regarding the sale of this business, and the transaction closed in February 2003. An accrual of $2.6 million for losses incurred in connection with the disposal of the Australia-based software solutions business was recorded in the fourth quarter of 2002.

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

11.     Subsequent Event

On October 21, 2003, the Company sold all of its equity interests in its affiliate GSE, and a $650,000 note receivable from GSE, to GP Strategies Corporation (GP Strategies) in exchange for a note with a principal amount of $5,250,955. The note from GP Strategies bears interest at 5.0% and is payable quarterly in arrears. Each year during the five-year term of the note, the Company has the option to convert up to 20% of the original principal amount of the note into common stock of GP Strategies, but only in the event that GP Strategies' common stock is trading at $10 per share or more.

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

Forward-Looking Statements

This quarterly report contains forward-looking statements that involve substantial risks and uncertainties. You can identify these statements by forward-looking words such as "may," "will," "expect," "intend," "anticipate," "believe," "estimate," "continue" and other similar words. You should read statements that contain these words carefully because they discuss the Company's future expectations, make projections of the Company's future results of operations or financial condition or state other "forward-looking" information. Examples of such forward-looking statements include the Company's expected future earnings as suggested by the backlog estimates. The Company believes that it is important to communicate its future expectations to its investors. However, there may be events in the future that the Company is not able to accurately predict or control. The factors that could cause actual results to differ materially from those anticipated include, but are not limited to the following: failure of government customers to exercise options under contracts; funding decisions on U.S. Government projects; government contract procurement (such as bid protest) and termination risks; competitive factors such as pricing pressures and/or competition to hire and retain employees; the ability of the Company to identify, execute or effectively integrate future acquisitions; the ability of the Company to successfully raise additional capital; changes to the tax laws relating to the treatment and deductibility of goodwill or any change in the Company's effective tax rate; additional costs related to compliance with the Sarbanes-Oxley Act of 2002, any revised NASDAQ listing standards, SEC rule changes or other corporate governance issues; material changes in laws or regulations applicable to the Company's filings with the SEC. The Company's statements in this report are made as of November 10, 2003, and the Company undertakes no obligation to update any of the forward-looking statements made herein, whether as a result of new information, future events, changes in expectations or otherwise.

Overview

The Company delivers a broad array of information technology and technical services solutions to U.S. federal government customers, focusing primarily on critical national defense programs for the intelligence community and Department of Defense. The Company designs, develops, procures, implements, operates, tests and maintains mission-critical, enterprise information technology and communication systems and intelligence processing infrastructures for the Company's federal government customers. The Company also provides such solutions to federal government civilian agencies, as well as to state and local governments and commercial customers. Many of the Company's approximately 5,000 employees have military or intelligence experience and high level security clearances that allows the Company to work with its customers in highly classified environments and at front-line deployments in the United States and over 30 countries globally.

The Company's revenues consist primarily of payments for the work of the Company's employees and, to a lesser extent, the pass-through of costs for material and subcontract efforts under contracts with the Company's customers. The Company enters into three types of federal government contracts: cost-plus, time-and-materials and fixed-price. Under cost-plus contracts, the Company is reimbursed for allowable costs and paid a fee, which may be fixed or performance-based. Under time-and-materials contracts, the Company is reimbursed for labor at negotiated hourly billing rates and for certain expenses. The Company assumes financial risk on time-and-materials contracts because the Company assumes the risk of performing those contracts at negotiated hourly rates. Under fixed-price contracts, the Company performs specific tasks for a fixed price. Compared to cost-plus contracts, fixed-price contracts generally offer higher margin opportunities, but involve greater financial risk because the Company bears the impact of cost overruns and receives the benefit of cost savings. For the nine months ended September 30, 2003, the Company derived approximately 35.2%, 49.8% and 15.0% of its revenues from cost-plus, time-and-materials and fixed-price contracts, respectively.

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

	Three months ended		Nine months ended
	September 30,		September 30,
	2003	2002	2003	2002
Intelligence / Department of Defense	92.5%	86.6%	89.8%	87.1%
Federal Civilian Agencies	6.3	9.5	8.0	9.2
Commercial / State / Local	1.2	3.9	2.2	3.7

Total	100.0%	100.0%	100.0%	100.0%

Backlog

At September 30, 2003, the Company's backlog was $1.5 billion, of which $410.8 million was funded backlog. At September 30, 2002, the Company's backlog was $1.2 billion, of which $226.5 million was funded backlog. Backlog and funded backlog represent estimates that the Company calculates on the bases described below.

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

The Company defines funded backlog to be the portion of backlog for which funding currently is appropriated and allocated to the contract by the purchasing agency or otherwise authorized for payment by the customer upon completion of a specified portion of work. The Company's funded backlog does not include the full value of its contracts because Congress often appropriates funds for a particular program or contract on a yearly or quarterly basis, even though the contract may call for performance that is expected to take a number of years. At September 30, 2003, the Company's backlog included $697.3 million of revenues for solutions pursuant to task orders that have been executed under GSA schedule contracts, of which $192.4 million were included in funded backlog.

Changes in the amount of the Company's backlog and funded backlog result from potential future revenues from the execution of new contracts or the extension of existing contracts, reductions from contracts that end or are not renewed, reductions from the early termination of contracts, and adjustments to estimates of previously included contracts. Changes in the amount of the Company's funded backlog also are affected by the funding cycles of the government. These estimates of future revenues are necessarily inexact and the receipt and timing of any of these revenues is subject to various contingencies, many of which are beyond the Company's control. The actual accrual of revenues on programs included in backlog and funded backlog may never occur or may change because a program schedule could change or the program could be canceled, a contract could be modified or canceled, an option that the Company has assumed would be exercised is not exercised or initial estimates regarding the level of solutions that the Company may provide could prove to be wrong. For the same reason, the Company believes that period-to-period comparisons of backlog and funded backlog are not necessarily indicative of future revenues that it may receive.

Three Months Ended September 30, 2003 Compared to the Three Months Ended September 30, 2002

Revenues. Revenues increased 39.2% to $181.6 million for the three months ended September 30, 2003, compared to $130.4 million for the same period in 2002. This increase is primarily attributable to the inclusion of a full quarter of revenues from the CTX Corporation (CTX), Integrated Data Systems Corporation (IDS) and MSM Security Services, Inc. (MSM) acquisitions. The CTX business was acquired in December 2002, while IDS and MSM were acquired in February and March 2003, respectively. In addition to the revenues generated from the acquisitions, additional work under contracts that were in existence during the prior year and several new contract awards contributed to the increase. The Company derived approximately 43.9% of its revenues for the three months ended September 30, 2003 from work under GSA schedule contracts, compared with approximately 39.5% for the same period in 2002. Subcontracts accounted for 10.2% of the Company's revenue for the three months ended September 30, 2003, compared with 10.3% for the same period in 2002.

Cost of services. Cost of services increased 39.1% to $147.5 million for the three months ended September 30, 2003, compared to $106.0 million for the second quarter of 2002. As a percentage of revenues, cost of services decreased by one tenth of one percent to 81.2% for the three months ended September 30, 2003, compared to the same period in 2002. Direct labor costs increased by 39.7% due to an increase in personnel, primarily related to the approximately 1,000 personnel added in connection with the Company's four recent acquisitions. For the three months ended September 30, 2003, other direct costs increased by 45.4% over second quarter 2002, from $41.1 million to $59.8 million. As a percentage of revenues, other direct costs increased from 31.5% for the three months ended September 30, 2002 to 32.9% for the same period in 2003 due to higher pass-through sales during the period. For the three months ended September 30, 2003, overhead personnel and facilities costs decreased 1.6%, as a percentage of revenues, as compared to the same period in 2002.

Gross profit. Gross profit increased 39.7% to $34.1 million for the three months ended September 30, 2003, compared to $24.4 million for the same period in 2002. Gross profit margin increased by one tenth of one percent to 18.8% for the three months ended September 30, 2003, compared to the same period in 2002, due to the reasons noted above.

General and administrative. General and administrative expenses increased 30.1% to $16.7 million for the three months ended September 30, 2003, compared to $12.9 million for the same period in 2002. The increased expenses reflect additional management personnel and infrastructure related to the Company's acquisitions that are necessary to support the growth of the business. As a percentage of revenues, general and administrative expenses decreased to 9.2% for the three months ended September 30, 2003 from 9.9% for the same period in 2002 primarily as a result of operating efficiencies.

Depreciation and amortization. Depreciation and amortization expense has increased 95.9% to $1.2 million for the three months ended September 30, 2003 compared to $0.6 million for the same period in 2002. The increase resulted from an additional $0.4 million of amortization of intangible assets established in connection with the Company's four recent acquisitions, as well as $0.1 million of additional depreciation expense.

Income from operations. Income from operations increased 47.9% to $16.2 million for the three months ended September 30, 2003, compared with $11.0 million for the same period in 2002. The increase was primarily a result of the increase in revenues relative to the cost of services and administrative costs discussed above.

Income from continuing operations. Income from continuing operations increased 46.8% to $9.2 million for the three months ended September 30, 2003, compared to $6.3 million for the same period in 2002. The increase resulted from $5.3 million of additional operating income, offset by increased income tax and interest expenses of $1.9 million and $0.5 million, respectively. The effective tax rate for the three months ended September 30, 2003 was 40.7%, as compared to 41.1% for the same period in 2002.

Nine Months Ended September 30, 2003 Compared to the Nine Months Ended September 30, 2002

Revenues. Revenues increased 41.7% to $506.8 million for the nine months ended September 30, 2003, compared to $357.7 million for the same period in 2002. This increase is attributable to several factors, including (1) a full nine months of revenues from the Aegis and CTX businesses that were acquired in August and December 2002, respectively, (2) seven months of revenues from the Company's IDS and MSM acquisitions, (3) additional work under contracts that were in existence during the prior year, and (4) the U.S. Army Communications-Electronics Command (CECOM) contract which did not start until the second quarter of 2002. The Company derived approximately 40.0% of its revenues for the nine months ended September 30, 2003 from work under GSA schedule contracts, compared with approximately 39.6% for the same period in 2002. Subcontracts accounted for 10.2% of the Company's revenue for the nine months ended September 30, 2003, compared with 9.0% for the same period in 2002.

Cost of services. Cost of services increased 41.0% to $411.6 million for the nine months ended September 30, 2003, compared to $291.9 million for the same period in 2002. As a percentage of revenues, cost of services decreased from 81.6% to 81.2%. Direct labor costs increased by 40.0% due to an increase in personnel, primarily related to the approximately 1,000 personnel added in connection with the Company's four recent acquisitions. For the nine months ended September 30, 2003, other direct costs increased by 43.0% over the first nine months of 2002, from $113.7 million to $162.5 million. As a percentage of revenues, other direct costs increased to 32.1% for the nine months ended September 30, 2003 from 31.8% for the same period in 2002 due to increased pass-through sales during the period. For the nine months ended September 30, 2003, overhead personnel and facilities costs decreased 0.1%, as a percentage of revenue, as compared to the same period in 2002.

Gross profit. Gross profit increased 44.6% to $95.2 million for the nine months ended September 30, 2003, compared to $65.8 million for the same period in 2002. Gross profit margin increased to 18.8% for the nine months ended September 30, 2003, compared to 18.4% for the same period in 2002. The increase in the gross profit margin was primarily the result of an increase in revenues generated under time-and-materials contracts. Time-and-materials contracts comprised 49.8% of revenues for the nine months ended September 30, 2003, compared with 44.6% for the same period in 2002.

General and administrative. General and administrative expenses increased 31.1% to $47.7 million for the nine months ended September 30, 2003, compared to $36.3 million for the same period in 2002. The increased expenses reflect additional management personnel and infrastructure related to the Company's acquisitions that support the growth of the business. As a percentage of revenues, general and administrative expenses decreased to 9.4% for the nine months ended September 30, 2003 from 10.2% for the same period in 2002 primarily as a result of operating efficiencies.

Depreciation and amortization. Depreciation and amortization expense has increased 108.9% to $3.4 million for the nine months ended September 30, 2003 compared to $1.6 million for the same period in 2002. The increase resulted from an additional $1.2 million of amortization of intangible assets established in connection with the Company's four recent acquisitions, as well as $0.5 million of additional depreciation expense.

Income from operations. Income from operations increased 58.4% to $44.2 million for the nine months ended September 30, 2003, compared with $27.9 million for the same period in 2002. The increase was primarily a result of the increase in revenues relative to the cost of services and administrative costs discussed above.

Income from continuing operations. Income from continuing operations increased 51.8% to $25.1 million for the nine months ended September 30, 2003, compared to $16.5 million for the same period in 2002. The increase resulted from $16.3 million of additional operating income, offset by increases in income tax expense of $5.8 million, interest expense of $1.3 million and other expense of $0.7 million. While the Company's effective tax rate for the nine months ended September 30, 2003 of 40.6% was consistent with the 40.8% effective tax rate for the same period in 2002, interest expense was lower in the first nine months of 2002 as the Company had excess cash on hand from its initial public offering, which was used later in 2002 to fund two of the Company's acquisitions. The increase in other expense in 2003 was primarily the result of a fourth quarter 2002 net loss incurred by a Company affiliate accounted for under the equity method of accounting.

Liquidity and Capital Resources

The Company's primary source of liquidity is cash provided by operations and the Company's revolving credit facility. The Company funds its operations primarily through cash provided by operating activities. In 2002, net proceeds of $201.1 million from the Company's initial and follow-on public offerings also provided a source of liquidity. Cash provided by operating activities of continuing operations was $8.7 million for the nine months ended September 30, 2003, an increase of $4.0 million from the same period in the prior year. The primary reasons for this increase were increases in income from continuing operations, accounts payable and accrued expenses, deferred income taxes, billings in excess of revenue earned, depreciation and amortization, and equity in earnings of affiliates. These items were offset by an increase in receivables and prepaid expenses and a decrease in accrued salaries. Cash paid for income taxes for the nine months ended September 30, 2003 and 2002 includes $4.1 million for each period associated with the Company's conversion to an accrual-basis taxpayer.

Cash provided by operating activities of continuing operations for the nine months ended September 30, 2003 was $8.7 million, as compared to $4.7 million for the nine months ended September 30, 2002. In the nine months ended September 30, 2003, cash provided by operating activities was primarily the result of income from continuing operations of $25.1 million, depreciation and amortization of $5.0 million, and an increase in deferred income taxes and billings in excess of $7.4 million, offset by an increase in contract receivables and prepaid expenses of $34.1 million and a decrease in accrued salaries of $1.7 million. In the nine months ended September 30, 2002, cash provided by operating activities was primarily the result of income from continuing operations of $15.7 million, depreciation and amortization of $2.8 million, and a decrease in prepaid expenses of $0.8 million, offset by an increase in contract receivables of $14.8 million and a decrease in accounts payable of $1.3 million.

Cash used in investing activities of continuing operations was $72.5 million for the nine months ended September 30, 2003, compared to $71.1 million for the same period in the prior year. Investing activities in the first nine months of 2003 included the acquisitions of IDS and MSM for $63.1 million and $5.1 million, respectively, purchases of property and equipment of $2.8 million, and investments in intellectual property of $1.5 million. The primary components of investing activities in the first nine months of 2002 were the acquisition of Aegis Research Corporation for $69.3 million and purchases of property and equipment of $2.1 million. Investing activities have primarily consisted of investments in intellectual property, acquisitions of businesses, investments and loans to affiliates and purchases of property and equipment.

Cash used in financing activities of continuing operations was $0.1 million for the nine months ended September 30, 2003, compared to cash provided by financing activities of $64.1 million for the nine months ended September 30, 2002. The net cash used in the first nine months of 2003 was related to the Company's payment of the final installment of not-to-compete financings, offset by proceeds received from employees upon the exercise of stock options. The net cash provided by financing activities during the first nine months of 2002 was primarily the result of the net proceeds of the Company's initial public offering of $110.2 million, less amounts used to repay debt.

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

On December 17, 2001, the Company executed a new Business Loan and Security Agreement with Citizens Bank of Pennsylvania, PNC Bank N.A., Branch Banking and Trust Company of Virginia, and Chevy Chase Bank, F.S.B. to refinance and replace a prior loan agreement. The agreement provides for a $65.0 million revolving credit facility and a $6.4 million term loan. Under the term-loan portion of the agreement, the principal balance was payable in consecutive quarterly installments of $0.5 million on the last business day of each quarter commencing with the last business day of December 2001. The maturity date of the agreement is December 31, 2004. Under the agreement, the Company is required to maintain specified financial covenants relating to fixed charge coverage, interest coverage, debt coverage, and to maintain a certain level of consolidated net worth. The agreement also places limitations on additional borrowings, mergers, and related party transactions, issuances of capital stock and payment of dividends, and limitations with respect to capital expenditures. Borrowings under the agreement are collateralized by the Company's eligible contract receivables, inventory, all of the Company's stock in certain of the Company's subsidiaries and certain property and equipment, and bear interest at the London Interbank Offered Rate (LIBOR), or the lender's prime rate, plus market-rate spreads that are determined based on a Company leverage ratio calculation. The LIBOR spreads may range from 1.00% to 1.75% and the prime rate spreads may range from 0.00% to 0.50%. To manage the Company's exposure to the fluctuations in these variable interest rates, an interest swap was executed in December 2001. The swap agreement has a notional principal amount of $25.0 million and currently has a fixed LIBOR rate of 6.83%. The term loan balance and accrued interest and all but $25.0 million of the revolving credit facility were repaid during the first quarter of 2002. At September 30, 2003, the Company had $25.0 million in borrowings outstanding under the revolving credit facility under the agreement.

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

The Company believes the capital resources available to it under the Company's credit agreement and cash from the Company's operations are adequate to fund the Company's ongoing operations and to support the internal growth the Company expects to achieve for at least the next 12 months. The Company anticipates financing growth from acquisitions, as well as the Company's longer-term internal growth, through one or a combination of the following: cash from operations; additional borrowing; issuance of equity; use of the existing revolving facility; or a refinancing of the Company's credit facility.

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

The Company's revenues consist primarily of payments for the work of the Company's employees, and to a lesser extent, the pass-through of costs for materials and subcontract efforts under contracts with the Company's customers. Cost of services consists primarily of compensation expenses for program personnel, the fringe benefits associated with this compensation, and other direct expenses incurred to complete programs, including cost of materials and subcontract efforts.

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

Goodwill

Goodwill represents the excess of cost over the fair value of net tangible and identifiable intangible assets of acquired companies. Effective January 1, 2002, the Company adopted SFAS No. 142, and no longer amortizes goodwill, but rather goodwill is reviewed at least annually for impairment. The Company has elected to perform this review annually on June 30 of each calendar year. For acquisitions completed prior to the adoption of SFAS No. 141 and SFAS No. 142 on January 1, 2002, goodwill was amortized on a straight-line basis over periods ranging from two to twenty years.

Discontinued Operations

In September 2001, the Company executed a formal plan to exit certain commercial and foreign lines of business that no longer contributed to the Company's core competencies. Based on independent valuations, market comparable information and interest expressed in these businesses, an estimate has been provided for the likely net gains and losses to income expected from these businesses through the estimated dates of disposal. As a result, in accordance with APB Opinion No. 30, Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, results of operations have been classified as discontinued and prior periods have been restated. The Company has segregated the net assets and liabilities held for sale, recorded all current and expected future losses and deferred all gains expected to be realized upon disposal of the respective entities. The amounts the Company will ultimately realize could differ in the near term from the amounts estimated in arriving at the loss on disposal of the discontinued operations.

The Company's significant accounting policies, including the critical policies listed above, are described in the notes to the consolidated financial statements for the year ended December 31, 2002 included in the Company's Annual Report on Form 10-K filed with the SEC on March 31, 2003.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The Company's exposure to market risk relates to changes in interest rates for borrowings under the Company's revolving credit facility. These borrowings bear interest at variable rates. During the first quarter of 2002, the Company repaid all but $25.0 million in borrowings outstanding under the Company's revolving credit facility. A hypothetical 10% increase in interest rates would have increased the Company's interest expense for the nine months ended September 30, 2003 by less than $0.1 million.

In December 2001, the Company entered into an interest swap agreement in order to reduce the Company's exposure associated with the market volatility of fixed London Interbank Offered Rate (LIBOR) interest rates. This agreement has a notional principal amount of $25.0 million and, as of September 30, 2003, had a rate of 6.83%. This agreement is a hedge against revolving debt of $25.0 million, which bears interest at monthly floating LIBOR plus 1.00%. At stated monthly intervals the difference between the interest on the floating LIBOR-based debt and the interest calculated in the swap agreement are settled in cash. The value of the swap at September 30, 2003 was a negative $2.8 million.

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

Under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial Officer, the Company carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to the Exchange Act Rule 13a-14. Based upon the evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective as of the end of the period covered by this report.

There were no changes in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the internal control over financial reporting, and as of the date of this report, there have been no significant changes or deficiencies or material weaknesses in the Company's internal control over financial reporting or other factors that could significantly affect those controls subsequent to September 30, 2003.

PART II

OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Like most large government defense contractors, the Company's contract costs are audited and reviewed on a continual basis by an in-house staff of auditors from the Defense Contract Auditing Agency. In addition to these routine audits, the Company is subject from time to time to audits and investigations by other agencies of the federal government. These audits and investigations are conducted to determine if the Company's performance and administration of its government contracts are compliant with contractual requirements and applicable federal statutes and regulations. An audit or investigation may result in a finding that the Company's performance and administration is compliant or, alternatively, may result in the government initiating proceedings against the Company or its employees, including administrative proceedings seeking repayment of monies, suspension and/or debarment from doing business with the federal government or a particular agency, or civil or criminal proceedings seeking penalties and/or fines. Audits and investigations conducted by the federal government frequently span several years. Set forth below is a description of any material legal proceedings, government audits and investigations to which the Company is subject, in addition to routine audits of the Company's contract costs.

On June 1, 2001, CHBP, Ltd., a customer of ManTech Environmental Corporation, the Company's former environmental consulting and remediation business, filed suit in the 33rd District Court of Harris County Texas against a number of parties alleging initially a total of $2.0 million in damages from soil and groundwater contamination caused by the defendants while occupying a commercial business center owned by CHBP, Ltd. As set forth in the most recent pleadings in this case, the total damages alleged have now been increased to $10.0 million. On November 15, 2001, some of the defendants in this suit filed a third-party complaint against ManTech Environmental Corporation, alleging that services provided by the Company's subsidiary to CHBP, Ltd. caused or contributed to the alleged contamination of the property. On April 30, 2002, CHBP, Ltd. amended their suit to assert a direct claim against ManTech Environmental Corporation. The Company has denied the allegations. A trial date is set for January 19, 2004. The Company believes that it has other defenses and professional liability insurance coverage, and does not believe this litigation will have a material adverse effect on its business, prospects, financial condition or operating results. The Company decided to discontinue the operation of the commercial business performed by ManTech Environmental Corporation. For more information, please see "Item 3—Legal Proceedings"; "Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations: Discontinued Operations" and Note 15 to the Company's consolidated financial statements, each as included in the Company's Annual Report on Form 10-K for the year ended December 31, 2002, filed with the SEC on March 31, 2003.

On August 17, 2001, the Company was served with a grand jury subpoena issued by the United States District Court for the Eastern District of Virginia. The U.S. Attorney's Office for the Eastern District of Virginia has advised the Company that the investigation related to whether the Company improperly charged a portion of its corporate merger and acquisition-related expenses and certain expenses of its Australian-based software consulting subsidiary (which is one of the Company's businesses included in discontinued operations) in a manner that would have resulted in those expenses being reimbursed by the U.S. government. In the third quarter of 2003, the Company was advised that this investigation was closed. No adverse action was taken against the Company.

On October 9, 2002, the Company received a document subpoena issued by the Department of Defense Office of Inspector General. The subpoena sought the production of certain documents concerning a Department of Defense contract pursuant to which one of the Company's subsidiaries, ManTech Solutions & Technologies Corporation ("MSTC"), performed personnel security clearance background checks for the Defense Security Service. Although the Company did not handle classified information under this contract, the terms of the contract required MSTC to utilize personnel with appropriate security clearances. The Company believed that the investigation related, in part, to whether it improperly charged certain costs under the contract, as well as to the propriety of the security clearances and credentials of certain subcontractors and employees who provided services under the contract. After receiving this subpoena, the Company's outside counsel and the Company’s chief compliance officer began an investigation of MSTC regarding certain matters relevant to the subpoena. In the course of the Company's internal investigation, the Company discovered that up to five weekly time sheets of one person who performed services under the contract and who did not possess the proper security clearance had been manually changed after receipt of the subpoena and before they were produced to the Department of Defense Office of Inspector General to indicate that such person did not directly charge time to the contract. None of the changed information was entered into the Company's official accounting records, and, therefore, the information in the Company's accounting system was not compromised. The Company promptly informed the government of this development, and it terminated certain employees of MSTC following its discovery relating to the changed time sheets. In the third quarter of 2003, the Company was advised that this investigation was closed. No adverse action was taken against the Company.

In addition to the foregoing, the Company is subject to certain other legal proceedings, government audits, investigations, claims and disputes that arise in the ordinary course of its business. Although the Company cannot predict the outcomes of these other legal proceedings, government audits, investigations, claims and disputes, based on the information now available to it, the Company does not believe that the ultimate resolution of these matters, either individually or in the aggregate, will have a material adverse effect on its business, prospects, financial condition or operating results. For more information, please see "Item 3—Legal Proceedings" as included in the Company's Annual Report on Form 10-K for the year ended December 31, 2002 filed with the SEC on March 31, 2003.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

The Company completed its initial public offering of Class A common stock in February 2002, pursuant to Form S-1 (File Nos. 333-73946 and 333-82310) under the Securities Act of 1933, declared effective February 12, 2002. Under these registration statements, the Company registered a total of 7,200,000 shares of its Class A common stock, of which 6,866,667 shares were sold by the Company, and 333,333 shares were sold by the selling stockholder, George J. Pedersen, who is the Company's Chairman of the Board of Directors, Chief Executive Officer and President, and a 10% or greater stockholder. All such shares were sold at $16.00 per share on February 7, 2002. The managing underwriters for the offering were Jefferies & Company, Inc., Legg Mason Wood Walker, Incorporated and BB&T Capital Markets. Pursuant to the terms of the underwriting agreement described in the registration statements, the underwriters were entitled to elect, not later than March 9, 2002, to sell up to 1,080,000 additional shares of the Company's Class A common stock, of which 696,487 shares were to be sold by the Company, and 383,513 shares were to be sold by the selling stockholder if the underwriters elected to sell all the additional shares. On February 12, 2002, the underwriters elected to sell an additional 1,080,000 shares, resulting in an aggregate offering price of $132,480,000, of which $121,010,464 pertained to shares sold by the Company and the remaining $11,469,536 pertained to shares sold by the selling stockholder. The total underwriting discount was approximately $9.3 million, of which the Company paid $8.5 million, and the Company incurred other expenses (including filing, legal and accounting fees) of approximately $2.3 million, none of which were paid to the Company's directors or officers or their affiliates or to persons owning 10% or more of any class of the Company's common stock or that of the Company's affiliates.

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

The Company's net proceeds from the initial and follow-on public offerings were approximately $110.2 million and $90.9 million, respectively. Proceeds from the offerings were used to repay the principal and accrued interest outstanding under the Company's term loan and under its subordinated debt, to pay off all but $25.0 million of principal owing under the Company's revolving credit facility, to purchase Aegis Research Corporation on August 5, 2002 for $69.4 million, to purchase CTX Corporation on December 11, 2002 for $35.8 million, to purchase Integrated Data Systems Corporation on February 28, 2003 for $63.1 million, and to purchase MSM Security Services, Inc. on March 5, 2003 for $5.1 million. The principal and accrued interest under the Company's term loan was $6.0 million, principal and accrued interest under the Company's subordinated debt was $8.1 million, and the principal repayment under the Company's revolving credit facility was $17.7 million.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the third quarter ended September 30, 2003.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits required by Item 601 of Regulation S-K:

EXHIBIT NO.	DESCRIPTION
31.1	Certification Pursuant to Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002—Chief Executive Officer
31.2	Certification Pursuant to Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002—Chief Financial Officer
32.1	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code—Chief Executive Officer
32.2	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code—Chief Financial Officer

(b) Reports on Form 8-K

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MANTECH INTERNATIONAL CORPORATION

By: /s/ GEORGE J. PEDERSEN
Name: George J. Pedersen
Title: Chairman of the Board of Directors, Chief Executive Officer and President

Date:     November 10, 2003

By: /s/ RONALD R. SPOEHEL
Name: Ronald R. Spoehel
Title: Executive Vice President and Chief Financial Officer

Date:      November 10, 2003

EXHIBIT 31.1

CERTIFICATION

I, George J. Pedersen, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of ManTech International Corporation;

2.	Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.	Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.	The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

a)	Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b)	[omitted pursuant to the guidance of Release No. 33-8283 (June 5, 2003)]

c)	Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

d)	Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5.	The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

a)	All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date:     November 10, 2003

By: /s/ GEORGE J. PEDERSEN
Name: George J. Pedersen
Title: Chairman of the Board of Directors, Chief Executive Officer and President

EXHIBIT 31.1

CERTIFICATION

I, Ronald R. Spoehel, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of ManTech International Corporation;

2.	Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.	Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.	The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

a)	Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b)	[omitted pursuant to the guidance of Release No. 33-8283 (June 5, 2003)]

c)	Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

d)	Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5.	The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

a)	All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date:     November 10, 2003

By: /s/ RONALD R. SPOEHEL
Name: Ronald R. Spoehel
Title: Executive Vice President and Chief Financial Officer

EXHIBIT 32.1

CERTIFICATION

In connection with the ManTech International Corporation (the “Company”) Quarterly Report on Form 10-Q for the period ending September 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, George J. Pedersen, Chief Executive Officer of the Company, certify pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, to the best of my knowledge, that:

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

Date: November 10, 2003

By: /s/ GEORGE J. PEDERSEN
Name: George J. Pedersen
Title: Chairman of the Board of Directors, Chief Executive Officer and President

EXHIBIT 32.2

CERTIFICATION

In connection with the ManTech International Corporation (the “Company”) Quarterly Report on Form 10-Q for the period ending September 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Ronald R. Spoehel, Chief Financial Officer of the Company, certify pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, to the best of my knowledge, that:

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

Date: November 10, 2003

By: /s/ RONALD R. SPOEHEL
Name: Ronald R. Spoehel
Title: Executive Vice President and Chief Financial Officer