Form 10-K
period 2003-12-31
MANTECH INTERNATIONAL CORP
filed 2004-03-15
CIK 892537

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

______________________________

FORM 10–K

[X]         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal ended December 31, 2003

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

(703) 218-6000
(Registrant's telephone number, including area code)
_________________

Securities registered pursuant to Section 12(b) of the Act:

Title of each class None	Name of each exchange on which registered None

Securities registered pursuant to Section 12(g) of the Act:
Class A Common Stock, Par Value $0.01 Per Share
_________________

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No[   ]

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [ X ] No [  ]

        The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2003 was approximately $327 million (based on the closing price of $19.19 per share on June 30, 2003, as reported by the Nasdaq National Market). For this computation, the registrant used the total shares as of December 31, 2003 and excluded the market value of all shares of its common stock reported as beneficially owned by named executive officers and directors of the registrant; such exclusion shall not be deemed to constitute an admission that any such person is an "affiliate" of the registrant.

        There were the following numbers of shares outstanding of each of the registrant's classes of common stock as of March 1, 2004: ManTech International Corp. Class A Common Stock, $.01 par value, 17,050,821 shares; ManTech International Corp. Class B Common Stock, $.01 par value,15,075,293 shares.

DOCUMENTS INCORPORATED BY REFERENCE

        Certain portions of the definitive Proxy Statement to be used in connection with the ManTech International Corporation 2004 Annual Meeting of stockholders, to be held on June 23, 2004, and to be mailed to stockholders of record as of April 29, 2004, are incorporated by reference into Items 10, 11, 12, 13 and 14 of Part III of this Annual Report on Form 10-K.

PART I

ITEM 1. BUSINESS

This annual report on Form 10-K contains forward-looking statements that involve substantial risks and uncertainties. You can identify these statements by forward-looking words such as “may,” “will,” “expect,” “intend,” “anticipate,” “believe,” “estimate,” “continue” and other similar words. You should read statements that contain these words carefully because they discuss the Company’s future expectations, make projections of the Company’s future results of operations or financial condition, or state other “forward-looking” information. Examples of such forward-looking statements include the Company’s expected future earnings as suggested by the backlog estimates. The Company believes that it is important to communicate the Company’s future expectations to its investors. However, there may be events in the future that the Company is not able to accurately predict or control. The factors that could cause actual results to differ materially from those anticipated include, but are not limited to the following: failure of government customers to exercise options under contracts; funding decisions on U.S. government projects; government contract procurement (such as bid protest) and termination risks; competitive factors such as pricing pressures and/or competition to hire and retain employees; the ability of the Company to identify, execute or effectively integrate future acquisitions; the ability of the Company to successfully raise additional capital; changes to the tax laws relating to the treatment and deductibility of goodwill or any change in the Company’s effective tax rate; additional costs related to compliance with the Sarbanes-Oxley Act of 2002, any revised Nasdaq listing standards, SEC rule changes or other corporate governance issues; material changes in laws or regulations applicable to the Company’s filings with the SEC; any additional factors listed in the sections captioned “Risks Related to the Company’s Business” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” as well as any cautionary language in this annual report.

Unless the context indicates otherwise, the terms “Company” and “ManTech” as used in Parts I and II, include both ManTech International Corporation and its consolidated subsidiaries. The term “registrant”, as used in Parts I and II, refers to ManTech International Corporation only.

Business Overview

ManTech International Corporation is a leading provider of innovative technologies and solutions for mission-critical national security programs for the intelligence community, the Department of Defense and other U.S. federal government customers. The Company's expertise includes software development, enterprise security architecture, information assurance, intelligence operations support, network and critical infrastructure protection, information technology, communications integration and engineering support. With more than 5,000 highly qualified employees, the Company operates in the United States and over 30 countries worldwide.

The Company was founded in 1968, and largely as a result of successful long-standing relationships with its customers, many of them for 15 to 30 years, and strategic acquisitions, the Company has grown to more than $700 million in revenue for 2003. For the years ended December 31, 2003, 2002 and 2001, approximately 91.2%, 86.6% and 85.1%, respectively, of the Company’s revenues were derived from its customers in the intelligence community and Department of Defense. These customers include the Office of the Secretary of Defense, the Department of State, the Department of Homeland Security, various intelligence agencies, the U.S. Army, Navy, Air Force and Marine Corps and joint military commands. The Company also provides solutions to federal government civilian agencies, including the Department of Justice, NASA, and EPA, as well as to state and local governments and commercial customers.

Items relating to working capital requirements and financial information, including revenues, net income and total assets are included in Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations, and Item 8—Financial Statements and Supplementary Data.

ManTech’s Solutions and Services

The Company delivers comprehensive information technology, technical, and other services solutions for mission-critical, enterprise information technology and communication systems through three principal areas of service solutions, which are offered separately or in combination to the Company’s customers:

Secure Systems and Infrastructure Solutions

The Company provides a broad range of solutions to enhance systems and network availability and mission-critical performance of its customers’ hardware, software, computer network and telecommunication assets and operations, including:

Intelligence Operations.    The Company provides services for strategic and tactical intelligence systems, networks and facilities in support of the intelligence community and Department of Defense. To support classified systems and facilities designed to collect, analyze, process and report on signals intelligence, the Company develops and integrates advanced signal processing systems and new signal processing techniques. The Company’s intelligence-related services also include the design, rapid development and prototyping, integration and management of real-time signal processing systems. For example, when an adversary of a customer implements a new communication technique or protocol, the Company provides rapid prototyping and re-engineering services, which enable its customers in the intelligence community to decipher and exploit the communications.

Communication Systems and Infrastructure Support.    The Company designs, develops, modifies and maintains secure communication systems and network infrastructures. This process involves evaluating industry standards, systems architectures and applications in order to recommend and develop technology solutions and integrate them into a customer’s secure communication systems. The Company also procures, installs and tests new voice, data and video communication systems. For example, the Company provides communications, computing, command, control, and intelligence operations and maintenance support to deployed units in combat and post-combat environments. In addition, the Company integrates customers’ classified and unclassified information processing and telecommunication networks without disruption to the command missions.

Safeguarding Critical Infrastructures.    The Company identifies potential foreign and domestic threats, including terrorism, to quantify risk exposure and recommend cost-effective countermeasures to mitigate the risk pursuant to national policies and guidelines. The Company’s capabilities include threat definition and modeling, vulnerability identification, adversary characterization, lethal force defense analysis, security life-cycle planning and management, physical and cyber countermeasure optimization techniques, and operations security assessments. For example, the Company supported the Department of State in assessing threats to critical infrastructure assets. More recently, the Company assisted the Department of State on several programs intended to enhance the protection of its assets against cyber, physical, and technical attacks. Other projects include Homeland Security initiatives in support of agencies within New York and New Jersey.

Information Assurance.    The Company provides comprehensive information assurance programs that assess and implement integrated physical, technical, operations, personnel, computer and communication security requirements, including disaster recovery assessment. The Company’s services include systems security architecture development, test and evaluation, certification and accreditation support, and compliance audits and inspections. The Company offers information assurance support for both classified and unclassified systems and supports the Department of Defense, the intelligence community, the Department of Justice, the Department of State, and other federal agencies. For example, for the Department of State, the Company designs and implements networks and host-based intrusion detection programs that address advanced architectures and provide cyber security threat situational awareness.

Secrecy Management and Program Security Architecture.    The Company provides secrecy management and security infrastructure services for highly classified programs including intelligence operations and military programs. Due to the highly sensitive and classified nature of these programs, opportunities are often limited to a select number of providers that possess the requisite capabilities, qualifications and special access clearances. The Company’s involvement in these programs often begins in the initial or concept phase. The Company identifies critical elements that require protection and then helps design the program to protect those critical elements throughout the program life cycle. The Company provides secrecy and security services including vulnerability assessment, exposure analysis, secrecy architecture design, security policy development and implementation, life cycle acquisition program security, system security engineering, security awareness and training, comprehensive security support services, and technical certification and accreditation services.

Personnel Security Investigative Services.     The Company provides personnel security investigative services for multiple agencies within the intelligence community, Department of Defense and Department of Homeland Security. The Company’s services include conducting initial background investigations for government and government contractor personnel requiring access to classified information or employment in sensitive positions, periodic reinvestigation services and adjudication support.

Information Technology Solutions

The Company provides a broad range of information technology solutions to its customers, including:

Enterprise Systems Engineering.     The Company provides network architecture planning and implementation services in support of enterprise-wide network infrastructures. Systems engineering services include LAN/WAN architectures, messaging architectures, network management solutions, directory services architecture, and web hosting. These services are provided within secure environments requiring the application of multi-level security policies across the enterprise. For example, the Company developed and implemented a scalable enterprise-wide network and messaging infrastructure accredited to meet Director of Central Intelligence Directive 6/3 for Protection Level 3 in support of an intelligence community customer. Additionally, the Company provides enterprise systems engineering services to include LAN/WAN, messaging, and e-mail infrastructure architecture and implementation to an intelligence community customer.

Systems Design and Integration Services.    The Company provides a wide range of systems design, integration, and implementation support for its government and commercial customers. For example, for the Department of State, the Company is responsible for worldwide modernization of network, server, and desktop systems in both classified and unclassified environments. This IT infrastructure deployment logistics program involves the integration of thousands of components into complete, tested LAN and WAN systems at U.S. Embassies and consulates worldwide. The Company also develops and provides specialized training programs for information systems, including interactive electronic training and technical manuals and enterprise-wide distance learning programs. For example, the Company provides programmatic reporting mechanisms to assess and evaluate a training program for a Department of Defense customer.

Enterprise Application Solutions.    The Company designs, develops, implements, tests, maintains and web enables software applications for its customers’ information systems and network infrastructures. The Company provides comprehensive e-commerce services, including web development efforts that focus on designing and maintaining scalable, interoperable, reliable and portable end-to-end information management solutions. The Company applies these capabilities to critical customer missions requiring multi-layered security within the application in order to improve information sharing and collaboration. For example, the Company developed a state of the art analytic environment that provides access to regional, national, and international information with appropriate security level access controls providing direct operational support to time sensitive counterterrorism activities in support of an intelligence community customer.

The Company’s e-commerce services also include global web-based collaboration, electronic cataloging, automated document imaging and business process re-engineering. For example, as part of the Company’s business process re-engineering services, the Company is working with the Office of the Secretary of Defense to explore and develop new information collaboration and enterprise information integration standards.

The Company designs, develops and implements information technology solutions, which enable different entities to communicate and execute orders and transactions electronically. For example, the Company developed a collaboration and information management solution for the Defense Commissary Agency, which operates over 370 commissaries worldwide.

The Company’s information technology solutions allow end-users insight into and control over supply chain management. The Company has developed and implemented logistics management information systems for the Navy for more than 20 years, including the sophisticated Naval Aviation Logistics Command Management Information System application, which is used on every ship in the Navy and more than 450 shore facilities.

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

Systems Engineering Solutions

The Company offers its customers a broad range of systems engineering solutions, including:

Systems Engineering Services.    The Company performs comprehensive systems engineering services to analyze and develop solutions for customer hardware and software requirements. The Company also evaluates existing systems designs to determine if performance enhancements or cost savings can be derived through the integration of current technologies. For example, for more than 15 years, the Company has provided a broad range of systems engineering services to analyze acoustic data requirements and develop instrumentation to assist the Navy in maintaining or increasing the acoustical advantages of U.S. submarines. As part of these services, the Company has developed a wide range of hull-mounted and towed array sonar systems and acoustic measurement systems. The Company also supports combat identification systems development, and provides systems engineering and technical services that support the design and installation of communication, intelligence, electronic warfare and information systems aboard Navy and Coast Guard ships and at shore-based facilities.

Testing and Evaluation.    The Company tests complex and mission-critical hardware and software systems used by the Army, Navy and NASA—with many of these customer relationships spanning more than three decades. The Company has played key roles in improving the performance, reliability, maintainability, supportability and weapons effectiveness on all Navy in-service rotary and fixed wing platforms, including the F/A-18E/F Super Hornet, and their associated ordnance. The Company is participating in development of plans for testing and evaluating the Joint Strike Fighter and the Multi-Mission Maritime Aircraft. The Company also performs submarine and surface ship acoustical trials to evaluate stealth abilities and to maintain the acoustical credibility of U.S. submarines. The Company has performed acoustic testing for every operational class of Navy combat vessel in use today, both surface and submarine.

Through its work at NASA’s Goddard Space Flight Center, the Company’s space payload test and integration services have supported every in-house earth orbit program since 1971. The Company conducts a broad range of tests, including structural, acoustics, vibration, space simulation and electromagnetic tests, to certify that all flight hardware can withstand the extreme conditions of space flight. The Company has won recognition within Goddard and the NASA community for its test, integration, transportation and launch site support. For example, in 2003 the Company received the highly regarded George M. Low Award as the premier large business services contractor for NASA.

The Company also designs, manufactures and produces automated test technology for military and commercial customers. For example, the Company provides automated testing and maintenance services to the U.S. Air Force’s Low Altitude Navigation and Targeting Infrared for Night weapons system Line Replacement Units.

The Company’s services also include its environmental science, toxicology and ecology research and development services for the EPA. The Company serves the EPA by assessing the human health impacts of a wide variety of airborne and waterborne contaminants, monitoring and predicting exposures, understanding exposure routes in the event of a release of chemicals or biological agents, and modeling migration strategies to predict the movement of airborne and waterborne contaminants. In response to the September 11, 2001 terrorist attacks, the Company was asked by the EPA’s National Exposure Research Laboratory to assemble and calibrate equipment for monitoring pollutants released around the collapsed World Trade Center complex. In less than 48 hours the Company defined monitoring needs and configured equipment in a mobile laboratory that was delivered to the World Trade Center site to collect and evaluate samples of contaminants.

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

ManTech’s Customers

The Company’s customers include U.S. federal government intelligence, military and civilian agencies, state and local governments and commercial customers. The Company has successful, long-standing relationships with its customers, having supported many of them for 15 to 30 years. Representative customers include:

      •   Intelligence and Department of Defense Customers

                •   Office of the Secretary of Defense

                •   U.S. Army, Navy, Air Force and Marine Corps

                •   Multiple Intelligence and Classified Agencies

                •   Department of State

                •   Department of Homeland Security

      •   Civilian Agencies or Departments

                •   Department of Justice

                •   Department of Commerce

                •   National Aeronautics and Space Administration

                •   Environmental Protection Agency

The Company’s revenues derived from its federal government customers, consisting primarily of customers in the intelligence community and Department of Defense, accounted for approximately 98.1%, 96.3% and 96.2% of its revenues for 2003, 2002 and 2001, respectively. The Company’s federal government customers typically exercise independent contracting authority, and even offices or divisions within an agency or department may directly, or through a prime contractor, use the Company’s services as a separate customer so long as that customer has independent decision-making and contracting authority within its organization. For example, under a blanket purchasing agreement with one of the Army’s contracting agencies, program managers throughout the Army and from other services and defense agencies are able to purchase a wide range of the Company’s solutions. No single customer accounted for 10% or more of the Company’s revenues for the years ended December 31, 2003, 2002 and 2001. As of December 31, 2003, one customer accounted for 10.9% of the Company's accounts receivable. No single customer accounted for 10% or more of the Company’s accounts receivable as of December 31, 2002 and 2001. In addition, there were no sales to any customers within a single country (except for the United States) where the sales accounted for 10% or more of total revenue.

For 2003 and 2002, the Company derived 11.4% and 9.2%, respectively, of its revenues through relationships with prime contractors, who contract directly with the customer and subcontract to the Company.

Foreign Operations

The Company treats sales to U.S. government customers as sales within the United States, regardless of where the services are performed. The percentages of total revenues by geographic customer for the years ended December 31, 2003, 2002 and 2001, were as follows:

	Year Ended December 31,
	2003	2002	2001
United States	99.4%	99.4%	98.6%
International	0.6%	0.6%	1.4%

	100.0%	100.0%	100.0%

Other information relating to the Company's foreign operations is provided in Note 4 to the Company's consolidated financial statements.

Backlog

At December 31, 2003, the Company’s backlog was $1.5 billion, of which $375 million was funded backlog. At December 31, 2002, the Company’s backlog was $1.4 billion, of which $197 million was funded backlog. Backlog and funded backlog represent estimates that the Company calculates on the bases described below. The Company estimates that approximately 88% of its funded backlog at December 31, 2003 will be recognized as revenues prior to December 31, 2004.

The Company defines backlog as its estimate of the remaining future revenues from existing signed contracts, assuming the exercise of all options relating to such contracts and including executed task orders issued under GSA schedule contracts. This includes an estimate of revenues for solutions that the Company believes it will be asked to provide in the future under the terms of executed multiple-award contracts in which the Company is not the sole provider; meaning that the customer could turn to companies other than ManTech to fulfill the contract. It also includes an estimate of revenues from indefinite delivery, indefinite quantity contracts, which specify a maximum, but only a token minimum, amount of goods or services that may be provided under the contract. Backlog does not include the value for contracts where the Company has been given permission by the customer to begin or continue working, but where a formal contract or contract extension has not yet been signed.

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

Changes in the amount of the Company’s backlog and funded backlog result from potential future revenues from the execution of new contracts or the extension of existing contracts, reductions from contracts that end or are not renewed, reductions from the early termination of contracts, and adjustments to estimates of previously included contracts. Changes in the amount of the Company’s funded backlog also are affected by the funding cycles of the government. These estimates of future revenues are necessarily inexact and the receipt and timing of any of these revenues is subject to various contingencies, many of which are beyond the Company’s control. The actual accrual of revenues on programs included in backlog and funded backlog may never occur or may change because a program schedule could change, a program could be canceled, a contract could be modified or canceled, an option that the Company has assumed would be exercised is not exercised, or initial estimates regarding the level of solutions that the Company may provide could prove to be wrong. For the same reason, the Company believes that period-to-period comparisons of backlog and funded backlog are not necessarily indicative of future revenues that it may receive.

Employees

As of December 31, 2003, the Company had approximately 5,000 employees. The Company believes it is successful in retaining its employees by offering competitive salary structures, attractive incentive compensation and benefits programs, career growth opportunities, flexible work assignments and the opportunity to perform mission-critical services, often in classified environments. Whenever possible, the Company’s current employees are offered an opportunity to respond to new job opportunities before the Company pursues external recruiting. The Company considers its relations with employees to be good.

Approximately 200 of the Company’s employees, all of whom are located at NASA’s Goddard Space Flight Center, are represented by the International Brotherhood of Electrical Workers union under a collective bargaining agreement. The Company has not experienced any work stoppage or strike by these employees and believes its relations with the union and its members to be good.

Patents, Trademarks, Trade Secrets and Licenses

The Company owns two patents in the United States and two patents in Canada. While the Company believes these patents are valid, it does not consider its business to be dependent on the protection of these patents in any material way.

The Company presently owns 20 registered trademarks and service marks in the U.S. In addition, the Company has three registered copyrights. Because most of the Company's business involves providing services to federal government customers, the Company's operations generally are not substantially dependent upon obtaining and/or maintaining copyright or trademark protections, although its operations make use of such protections.

The Company licenses third party software, data and products. With the exception of the Company's Enterprise Resource Planning software, the Company's operations are not generally dependent on such licenses in any material way.

The Company maintains a number of trade secrets that contribute to its success and competitive distinction and endeavors to accord such trade secrets protection adequate to ensure their continuing availability to the Company. While retaining protection of its trade secrets and vital confidential information is important, the Company is not materially dependent on maintenance of any specific trade secret or group of trade secrets.

The Company also enters into confidentiality and intellectual property agreements with all of its employees requiring them to disclose any inventions created during employment, conveying all rights to inventions to the Company, and restricting the distribution of proprietary or confidential information.

Seasonality and Cyclicality

The Company believes that its business may be subject to seasonal fluctuations. The federal government’s fiscal year end can trigger increased purchase requests from customers for equipment and materials as customers strive to fully utilize all remaining budget authority. Any increased purchase requests the Company receives as a result of the federal government’s fiscal year end would most likely serve to increase the Company’s fourth quarter revenues but will generally decrease profit margins for that quarter, as these activities typically are not as profitable as the Company’s normal service offerings. In addition, expenditures by the Company’s customers tend to vary in cycles that reflect overall economic conditions as well as budgeting and buying patterns. The Company’s revenue has in the past been, and may in the future be, materially affected by a decline in the defense or other intelligence budgets or in the economy in general. Such future declines could alter the Company’s current or prospective customers’ spending priorities and budget cycles, or extend the Company’s sales cycle.

Competition

The Company’s key competitors currently include divisions of large defense contractors such as BAE SYSTEMS, plc, The Boeing Company, Booz Allen & Hamilton, Computer Sciences Corporation, General Dynamics, Lockheed Martin Corporation, Northrop Grumman Corporation, and Science Applications International Corporation— as well as a number of smaller U.S. government contractors with specialized capabilities. Because of the diverse requirements of U.S. government customers and the highly competitive nature of large procurements, corporations frequently form teams to pursue contract opportunities. The same companies listed as competitors will, at times, team with us or subcontract to us in the pursuit of new business. The Company believes that the major competitive factors in its market are distinctive technical competencies, intelligence and military work experience, price of services, successful past contract performance, reputation for quality and key management with domain expertise.

2003 Acquisitions

Integrated Data Systems Corporation—On February 28, 2003, the Company acquired 100 percent of the outstanding common shares of Integrated Data Systems (IDS) for a cash purchase price of $62.7 million, net of cash on hand. The cash purchase price excludes $1.0 million of acquisition-related costs and is subject to an earnout provision. Founded in 1990, IDS delivers technology solutions and products in four core areas: software development, systems engineering/networking, information assurance, and government acquisition/procurement support software. IDS has developed secure, advanced messaging and collaboration applications and solutions in support of a wide variety of national security networks and systems. IDS is also one of Microsoft's leading certified partners supporting U.S. Government classified intelligence community programs. Many of the IDS employees have military or intelligence experience.

MSM Security Services, Inc.—On March 5, 2003, the Company acquired 100 percent of the outstanding common shares of MSM Security Services, Inc. (MSM), a Maryland-based provider of Personnel Security Investigation (PSI) services to the U.S. Government. The cash purchase price was approximately $4.9 million, of which $2.2 million in cash was paid to MSM shareholders and $2.7 million was used to repay existing MSM debt. The cash purchase price excludes $0.2 million of acquisition-related costs and is subject to an earnout provision. MSM specializes in PSI services for the U.S. Government, having completed over 250,000 background investigations since its founding in 1978. MSM has active investigation contracts to support the U.S. Customs Service, Defense Security Services (DSS), the intelligence community, and other federal government agencies.

Recent Developments

Acquisition of Certain Assets from Affiliated Computer Services, Inc.—  In furtherance of the Company's strategic initiative to expand and enhance its support of the U.S. Air Force, on February 8, 2004, the Company acquired certain assets from Affiliated Computer Services, Inc. (ACS), a provider of systems engineering, network administration, program management, and communications systems support to Department of Defense customers. The assets acquired from ACS included contracts providing support to the U.S. Air Force Electronic Systems Center’s Information Technology Services Program. Services provided through these contracts include information technology services such as program management, systems engineering, network engineering and administration, test and evaluation, and data management.

Company Information Available on the Internet

The Company’s internet address is www.mantech.com. The Company makes available free of charge through its internet site, via a hyperlink to the U.S. Securities and Exchange Commission EDGAR filings website, its annual reports on Form 10-K; quarterly reports on Form 10-Q; current reports on Form 8-K; and any amendments to those reports filed or furnished pursuant to the Securities Exchange Act of 1934, or the “Exchange Act,” as soon as reasonably practicable after such material is electronically filed with, or furnished to, the U.S. Securities and Exchange Commission.

Risks Related to The Company’s Business

The Company is dependent on contracts with the U.S. Federal Government for substantially all of its revenues.

The Company expects that federal government contracts will continue to be the primary source of its revenues for the foreseeable future. The Company’s revenues derived from its federal government customers, consisting primarily of customers in the intelligence community and Department of Defense, accounted for approximately 98.1%, 96.3% and 96.2% of its revenues for 2003, 2002 and 2001, respectively. If the Company was suspended or debarred from contracting with the federal government generally, or any significant agency in the intelligence community or Department of Defense, if the Company’s reputation or relationship with government agencies were impaired, or if the government otherwise ceased doing business with the Company or significantly decreased the amount of business it does with the Company, the Company’s business, prospects, financial condition or operating results could be materially harmed.

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
      •   Suspend or debar the Company from doing business with the federal government or with a governmental agency; and
      •   Control or prohibit the export of the Company's products.

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

The Company operates in highly competitive markets and generally encounters intense competition to win contracts. The Company competes with many other firms, ranging from small, specialized firms to large, diversified firms, many of which have substantially greater financial, management and marketing resources than the Company. The Company’s competitors may be able to provide the Company’s customers with different or greater capabilities or benefits than the Company can provide in areas such as technical qualifications, past contract performance, geographic presence, price and the availability of key professional personnel. The Company’s failure to compete effectively with respect to any of these or other factors could have a material adverse effect on its business, prospects, financial condition or operating results. In addition, the Company’s competitors also have established or may establish relationships among themselves or with third parties to increase their ability to address the Company’s customers’ needs. Accordingly, it is possible that new competitors or alliances among competitors may emerge.

The Company derives significant revenues from contracts awarded through a competitive bidding process.

The Company derives significant revenues from federal government contracts that were awarded through a competitive bidding process. For example, after giving effect to the Company’s recent acquisitions, in 2003, 2002 and 2001, eight, nine and nine, respectively, out of the Company’s ten largest contracts, in terms of revenues, were awarded through a competitive bidding process. Much of the business that the Company expects to seek in the foreseeable future likely will be awarded through competitive bidding. Competitive bidding presents a number of risks, including the:

      •  Need to bid on programs in advance of the completion of their design, which may result in unforeseen technological difficulties and cost overruns;
      •  Substantial cost and managerial time and effort that the Company spends to prepare bids and proposals for contracts that may not be awarded to the Company;
      •  Need to accurately estimate the resources and cost structure that will be required to service any contract the Company is awarded; and
      •  Expense and delay that may arise if the Company's competitors protest or challenge contract awards made to the Company pursuant to competitive bidding, and the risk that any such protest or challenge could result in the resubmission of bids on modified specifications, or in termination, reduction or modification of the awarded contract.

The Company may not be provided the opportunity in the near term to bid on contracts that are held by other companies and are scheduled to expire if the government extends the existing contract. If the Company is unable to win particular contracts that are awarded through the competitive bidding process, it may not be able to operate in the market for services that are provided under those contracts for a number of years. If the Company is unable to consistently win new contract awards over any extended period, its business and prospects will be adversely affected.

Failure to maintain strong relationships with other contractors could result in a decline in the Company’s revenues.

For the years ended December 31, 2003 and 2002, the Company derived 11.4% and 9.2%, respectively, of its revenues from contracts in which it acted as a subcontractor to other contractors or to joint ventures which the Company and other contractors have formed to bid on and execute particular contracts or programs. The Company expects to continue to depend on relationships with other contractors for a portion of its revenues in the foreseeable future. The Company’s business, prospects, financial condition or operating results could be adversely affected if other contractors eliminate or reduce their subcontracts or joint venture relationships with the Company, either because they choose to establish relationships with the Company’s competitors or because they choose to directly offer services that compete with the Company’s business, or if the government terminates or reduces these other contractors’ programs or does not award them new contracts.

The Company may not receive the full amount authorized under contracts that it has entered into and may not accurately estimate its backlog.

The maximum contract value specified under a government contract that the Company enters into is not necessarily indicative of revenues that it will realize under that contract. For example, the Company derives some of its revenues from government contracts in which the Company is not the sole provider, meaning that the government could turn to other companies to fulfill the contract, and from indefinite delivery, indefinite quantity contracts, which specify a maximum but only a token minimum amount of goods or services that may be provided under the contract. In addition, Congress often appropriates funds for a particular program on a yearly basis, even though the contract may call for performance that is expected to take a number of years. As a result, contracts typically are only partially funded at any point during their term, and all or some of the work to be performed under the contracts may remain unfunded unless and until Congress makes subsequent appropriations and the procuring agency allocates funding to the contract. Nevertheless, the Company looks at these contract values, including values based on the assumed exercise of options relating to these contracts, in estimating the amount of the Company’s backlog. Because the Company may not receive the full amount it expects under a contract, the Company may not accurately estimate its backlog. Similarly, in recent years the Company has been deriving an increasing percentage of its revenues under GSA schedule contracts. GSA schedule contracts are procurement vehicles under which government agencies may, but are not required to, purchase professional services or products. Estimates of future revenues included in backlog are not necessarily precise and the receipt and timing of any of these revenues are subject to various contingencies, many of which are beyond the Company’s control. For a discussion of these contingencies see “Item 1—Business: Backlog.” The actual accrual of revenues on programs included in backlog and GSA schedule contract value may never occur or may change.

The Company may not accurately estimate the expenses, time and resources necessary to satisfy its contractual obligations.

The Company enters into three types of federal government contracts for its services: cost-plus, time-and-materials and fixed-price. For the year ended December 31, 2003, the Company derived 34.2%, 50.3% and 15.5% of its revenues from cost-plus, time-and-materials and fixed-price contracts, respectively. For 2002, the revenues were 38.5%, 45.1% and 16.4%, respectively. Under cost-plus contracts, the Company is reimbursed for allowable costs and paid a fee, which may be fixed or performance-based. To the extent that the actual costs incurred in performing a cost-plus contract are within the contract ceiling and allowable under the terms of the contract and applicable regulations, the Company is entitled to reimbursement of its costs, plus a profit. However, if the Company’s costs exceed the ceiling or are not allowable under the terms of the contract or applicable regulations, it may not be able to recover those costs. Under time-and-materials contracts, the Company is reimbursed for labor at negotiated hourly billing rates and for certain expenses. The Company assumes financial risk on time-and-material contracts because it assumes the risk of performing those contracts at negotiated hourly rates. Under fixed-price contracts, the Company performs specific tasks for a fixed price. Compared to cost-plus contracts, fixed-price contracts generally offer higher margin opportunities, but involve greater financial risk because the Company bears the impact of cost overruns and receives the benefit of cost savings. The Company’s profits could be adversely affected if its costs under any of these contracts exceed the assumptions it used in bidding for the contract. Although the Company believes that it has recorded adequate provisions in its consolidated financial statements for losses on its contracts, as required under U.S. generally accepted accounting principles, the Company’s contract loss provisions may not be adequate to cover all actual losses that the Company may incur in the future.

The Company’s contracts are subject to audits and cost adjustments by the federal government.

The federal government audits and reviews the Company’s performance on contracts, pricing practices, cost structure and compliance with applicable laws, regulations and standards. Like most large government contractors, the Company’s contract costs are audited and reviewed on a continual basis. Although audits have been completed on the Company’s incurred contract costs through 2001, audits for costs incurred or work performed after 2001 remain ongoing and, for much of the Company’s work in recent years, have not yet commenced. In addition, non-audit reviews by the government may still be conducted on all the Company’s government contracts. An audit of the Company’s work, including an audit of work performed by companies the Company has acquired or may acquire, could result in a substantial adjustment to the Company’s revenues because any costs found to be improperly allocated to a specific contract will not be reimbursed, and revenues the Company has already recognized may need to be refunded. If a government audit uncovers improper or illegal activities, the Company may be subject to civil and criminal penalties and administrative sanctions, including termination of contracts, forfeiture of profits, suspension of payments, fines and suspension or debarment from doing business with federal government agencies. In addition, the Company could suffer serious harm to its reputation if allegations of impropriety were made against it.

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
      •   Be required to provide additional services to a customer at no charge.
      •   Receive negative publicity, which could damage the Company's reputation and adversely affects its ability to attract or retain customers; or
      •  Suffer claims for substantial damages against the Company.

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
      •   Acquisitions of other technology service providers; and
      •   Increased purchase requests from customers for equipment and materials in connection with the federal government's fiscal year end, which may affect the Company's fourth quarter operating results.

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

The Company believes that its success depends in part on the continued contributions of its co-founder, Chairman of the Board of Directors, Chief Executive Officer and President, George J. Pedersen; its Executive Vice President and Chief Financial Officer, Ronald R. Spoehel; and other members of its senior management and advisory board. The Company relies on its executive officers and senior management to generate business and execute programs successfully. In addition, the relationships and reputation that members of the Company’s management team and advisory board have established and maintain with government and military personnel contribute to the Company’s ability to maintain good customer relations and to identify new business opportunities. While the Company has employment agreements with some of its executive officers, these agreements do not prevent them from terminating their employment. The loss of Mr. Pedersen, Mr. Spoehel or any other senior management or advisory board member could impair the Company’s ability to identify and secure new contracts and otherwise to manage the Company’s business.

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

Sustaining the Company’s growth has placed significant demands on its management, as well as on its administrative, operational and financial resources. For the Company to continue to manage its growth, it must continue to improve its operational, financial and management information systems and expand, motivate and manage its workforce. If it is unable to successfully manage its growth without compromising its quality of service and its profit margins, or if new systems that the Company implements to assist in managing its growth do not produce the expected benefits, the Company’s business, prospects, financial condition or operating results could be adversely affected.

The Company may undertake acquisitions that could increase its costs or liabilities or be disruptive.

One of the Company’s key operating strategies is to selectively pursue acquisitions. The Company has made a number of acquisitions in the past, currently is evaluating a number of potential acquisition opportunities, and will consider other acquisitions in the future. The Company may not be able to consummate the acquisitions it currently is evaluating on favorable terms or at all. The Company may not be able to locate other suitable acquisition candidates at prices it considers appropriate or finance acquisitions on terms that are satisfactory to the Company. If the Company does identify an appropriate acquisition candidate, it may not be able to successfully negotiate the terms of an acquisition, finance the acquisition or, if the acquisition occurs, integrate the acquired business into its existing business. Negotiations of potential acquisitions and the integration of acquired business operations could disrupt the Company’s business by diverting management away from day-to-day operations. Acquisitions of businesses or other material operations may require additional debt or equity financing, resulting in additional leverage or dilution of ownership. The difficulties of integration may be increased by the necessity of coordinating geographically dispersed organizations, integrating personnel with disparate business backgrounds and combining different corporate cultures. The Company also may not realize cost efficiencies or synergies that it anticipated when selecting its acquisition candidates. In addition, the Company may need to record write-downs from future impairments of intangible assets, which could reduce its future reported earnings. At times, acquisition candidates may have liabilities or adverse operating issues that the Company fails to discover through due diligence prior to the acquisition.

The Company may be exposed to liabilities or losses from operations that it has discontinued.

In September 2001, the Company decided to dispose of five of its businesses either by selling them or by winding down their operations. For more information on these discontinued operations, please see “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations: Discontinued Operations” and note 16 to the Company’s consolidated financial statements. The Company’s consolidated financial statements reflect, under the heading “Discontinued Operations”, the Company’s estimate of the net losses it expected from these operations through the date it estimated they would be disposed, and all losses expected to be realized upon the disposal of these operations.

Subsequent to the disposal of these businesses, the Company may continue to be exposed to some liabilities arising from their prior operations. For example, the Company recently settled a lawsuit alleging that it caused or contributed to soil and groundwater contamination. For more information on this lawsuit, see “Item 3—Legal Proceedings.” The operations from this subsidiary, the Company’s former environmental consulting and remediation business, may not have been conducted in compliance with environmental laws, exposing the Company to further liability and damages for the costs of investigating and cleaning up sites of spills, disposals or other releases of hazardous materials. The Company cannot assure you that its liability in these matters, or any other environmental liabilities that arise in the future, will not exceed its resources or will be covered by insurance. Even though the Company has disposed of this and the other four discontinued operations, it likely will remain liable for any costs, damages or other liabilities imposed upon them that result from or relate to their operations prior to the disposition.

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
      •   Obtain a license or additional licenses; or
      •   Redesign the Company's products and services that rely on the challenged software or technology.

Covenants in the Company’s credit facility may restrict the Company’s financial and operating flexibility.

The Company’s credit facility contains covenants that limit or restrict, among other things: the Company’s ability to borrow money outside of the amounts committed under the credit facility; make investments in certain of its subsidiaries or in other entities not listed as borrowers under the credit facility; make other restricted payments; pay dividends on the Company’s common stock; sell or otherwise dispose of assets other than in the ordinary course of business; merge or consolidate; or make acquisitions— in each case without the prior written consent of the Company’s lenders. The Company’s credit facility also requires the Company to maintain specified financial covenants relating to asset coverage, fixed charge coverage, and debt coverage. The Company’s ability to satisfy these financial ratios can be affected by events beyond its control, and the Company cannot assure you that it will meet these ratios. Default under the Company’s credit facility could allow the lenders to declare all amounts outstanding to be immediately due and payable. The Company has pledged substantially all of its assets, including the stock of certain of the Company’s subsidiaries, to secure the debt under the Company’s credit facility. If the lenders declare amounts outstanding under the credit facility to be due, the lenders could proceed against those assets. Any event of default, therefore, could have a material adverse effect on the Company’s business if the creditors determine to exercise their rights. The Company also may incur future debt obligations that might subject the Company to restrictive covenants that could affect its financial and operational flexibility, restrict the Company’s ability to pay dividends on its common stock or subject the Company to other events of default.

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

The Company is exposed to the risk that employee fraud or other misconduct could occur. In addition, from time to time the Company enters into arrangements with subcontractors and joint venture partners to bid on and execute particular contracts or programs and it is exposed to the risk that fraud or other misconduct or improper activities by such persons may occur. Misconduct by employees, subcontractors or joint venture partners could include intentional failures to comply with federal laws, federal government procurement regulations or the terms of contracts that the Company receives, or failures to disclose unauthorized or unsuccessful activities to the Company. These actions could lead to civil, criminal, and/or administrative penalties (including fines, imprisonment, suspension and/or debarment from performing federal government contracts) and reputational harm. Misconduct by the Company’s employees, subcontractors or joint venture partners could also involve the improper collection, handling or use of the Company’s customers’ sensitive or classified information, which could result in regulatory sanctions and serious harm to the Company’s reputation. The Company has from time to time experienced occurrences of misconduct and improper activities by its employees, subcontractors or joint venture partners. It is not always possible to deter misconduct by the Company’s employees, subcontractors or joint venture partners. Under certain circumstances, conduct of the Company’s employees can be imputed to the ManTech subsidiary for which they work and the conduct of ManTech subsidiaries can be imputed to ManTech International Corporation with the consequence that ManTech International Corporation could be subject to sanctions and penalties for actions taken by its subsidiaries and/or the employees of its subsidiaries. The precautions the Company takes to prevent and detect such activity may not be effective in controlling unknown or unmanaged risks or losses and such misconduct by employees, subcontractors or joint venture partners could result in serious civil or criminal penalties or sanctions or reputational harm to the Company.

ITEM 2. PROPERTIES

All of the Company’s facilities are leased in close proximity to its customers. Since 1992, the Company has leased its corporate headquarters office building in Fairfax, Virginia. The lease on this facility expires in March 2010. As of December 31, 2003, the Company leased 17 additional operating facilities throughout the metropolitan Washington, D.C. area and 38 facilities in other parts of the United States. The Company also has employees working at customer sites throughout the United States and in other countries.

ITEM 3. LEGAL PROCEEDINGS

The Company is subject to certain legal proceedings, government audits, investigations, claims and disputes that arise in the ordinary course of its business. Like most large government defense contractors, the Company’s contract costs are audited and reviewed on a continual basis by an in-house staff of auditors from the Defense Contract Auditing Agency. In addition to these routine audits, the Company is subject from time to time to audits and investigations by other agencies of the federal government. These audits and investigations are conducted to determine if the Company’s performance and administration of its government contracts are compliant with contractual requirements and applicable federal statutes and regulations. An audit or investigation may result in a finding that the Company’s performance and administration is compliant or, alternatively, may result in the government initiating proceedings against the Company or its employees, including administrative proceedings seeking repayment of monies, suspension and/or debarment from doing business with the federal government or a particular agency, or civil or criminal proceedings seeking penalties and/or fines. Audits and investigations conducted by the federal government frequently span several years.

On June 1, 2001, CHBP, Ltd., a customer of ManTech Environmental Corporation, the Company’s former environmental consulting and remediation business, filed suit in the 33rd District Court of Harris County Texas against a number of parties alleging initially a total of $2 million in damages from soil and groundwater contamination caused by the defendants while occupying a commercial business center owned by CHBP, Ltd. As set forth in the most recent pleadings in this case, the total damages alleged were increased to $10 million. On November 15, 2001, some of the defendants in this suit filed a third-party complaint against ManTech Environmental Corporation, alleging that services provided by the Company’s subsidiary to CHBP, Ltd. caused or contributed to the alleged contamination of the property. On April 30, 2002, CHBP, Ltd. amended their suit to assert a direct claim against ManTech Environmental Corporation. In November 2003, the Company reached a mediated settlement in this case, which was covered by pre-existing reserves and/or insurance proceeds. The Company decided to discontinue the operation of the commercial business performed by ManTech Environmental Corporation.

Although the Company cannot predict the outcomes of the legal proceedings, government audits, investigations, claims and disputes to which it is currently subject, based on the information now available to it, the Company does not believe that the ultimate resolution of these matters, either individually or in the aggregate, will have a material adverse effect on its business, prospects, financial condition or operating results.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of the year ended December 31, 2003.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

Market Information

The Company’s Class A common stock has been quoted on the Nasdaq National Market under the symbol “MANT” since the Company’s initial public offering on February 7, 2002. The following table sets forth, for the periods indicated, the high and low prices of the Company’s shares of common stock, as reported on the Nasdaq National Market.

2003	High	Low
First Quarter	$20.75	$11.66
Second Quarter	20.10	13.56
Third Quarter	28.31	18.73
Fourth Quarter	27.23	21.88

2002	High	Low
First Quarter	$20.46	$17.10
Second Quarter	24.71	18.75
Third Quarter	25.79	16.27
Fourth Quarter	25.50	16.42

 There is no established public market for the Company's Class B common stock.

As of March 1, 2004, there were eleven holders of record of the Company’s Class A common stock and four holders of record of the Company’s Class B common stock. The number of holders of record of the Company’s Class A common stock is not representative of the number of beneficial holders due to the fact that many shares are held by depositories, brokers or nominees.

Dividend Policy

The Company currently intends to retain any earnings for the future operation and growth of its business. In addition, the Company’s amended and restated credit facility restricts it from paying cash dividends to holders of its common stock. Therefore, the Company does not anticipate paying any cash dividends on its common stock in the foreseeable future. No dividends have been declared on any class of the registrant’s common stock during the past two fiscal years. Any future dividends declared would be at the discretion of the Company’s board of directors and would depend, among other factors, upon the Company’s results of operations, financial condition and cash requirements, and the terms of the Company’s amended and restated credit facility and other financing agreements at the time such payment is considered.

Use of Proceeds

The Company completed its initial public offering of Class A Common Stock in February 2002, pursuant to Form S-1 (File Nos. 333-73946 and 333-82310), which became effective February 6, 2002. The Company completed its follow-on public offering in December 2002, pursuant to Form S-1 (File No. 333-61226), which became effective December 16, 2002. The Company’s net proceeds from the initial and follow-on public offerings were approximately $110.2 million and $90.9 million, respectively. As of December 31, 2003, the Company had fully applied the aggregate proceeds it received from these offerings. Proceeds were used to repay the principal and accrued interest outstanding under the Company’s term loan and under its subordinated debt, to pay off all but $25.0 million of principal owing under the Company’s revolving credit facility, to purchase Aegis Research Corporation (Aegis) on August 5, 2002 for $69.4 million, to purchase CTX Corporation (CTX) on December 11, 2002 for $35.9 million, to purchase Integrated Data Systems Corporation (IDS) on February 28, 2003 for $63.7 million, and to purchase MSM Security Services, Inc. (MSM) on March 5, 2003 for $5.1 million. The principal and accrued interest under the Company’s term loan was $6.0 million, principal and accrued interest under the Company’s subordinated debt was $8.1 million, and the principal repayment under the Company’s revolving credit facility was $17.7 million.

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides information as of December 31, 2003 regarding compensation plans (including individual compensation arrangements) under which the Company’s equity securities are authorized for issuance.

	(a)	(b)	(c)
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))

Equity compensation plans approved by security holders	1,778,834	$18.30	1,407,851
Equity compensation plans not approved by security holders	—	—	—

Total	1,778,834	$18.30	1,407,851

ITEM 6. SELECTED FINANCIAL DATA

The selected financial data presented below for each of the years in the five-year period ended December 31, 2003 is derived from the Company’s audited consolidated financial statements. You should read the selected financial data presented below in conjunction with the Company’s consolidated financial statements, the notes to the Company’s consolidated financial statements and “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	Year Ended December 31,
	2003	2002	2001	2000	1999
	(In thousands, except per share amounts)
Revenues	$701,601	$500,219	$431,436	$378,827	$353,924
Cost of services	569,768	407,316	353,337	315,414	296,306

Gross profit	131,833	92,903	78,099	63,413	57,618
Costs and expenses:
General and administrative	66,318	51,833	44,787	41,545	39,175
Depreciation and amortization	4,551	2,530	3,262	3,279	3,275

Total costs and expenses	70,869	54,363	48,049	44,824	42,450

Income from operations	60,964	38,540	30,050	18,589	15,168
Interest expense	2,117	647	2,922	4,438	4,122
Other (income) expense, net	(372)	(629)	(1,202)	1,039	(1,253)

Income before provision for income taxes and
minority interest	59,219	38,522	28,330	13,112	12,299
Provision for income taxes	(24,052)	(15,690)	(12,083)	(5,974)	(5,466)
Minority interest	(7)	—	(7)	(13)	(37)

Income from continuing operations	35,160	22,832	16,240	7,125	6,796
Loss from discontinued operations	—	—	(6,533)	(4,667)	(2,727)
Loss on disposal of discontinued operations	—	(3,681)	(8,912)	(719)	—

Net income	$35,160	$19,151	$795	$1,739	$4,069

Basic earnings per share from continuing operations (1)	$1.10	$0.89	$0.87	$0.39	$0.37

Diluted earnings per share from continuing operations (1)	$1.09	$0.88	$0.87	$0.38	$0.36

Balance Sheet Data:
Cash and cash equivalents	$9,166	$81,096	$26,902	$29,578	$19,571
Working capital	131,841	152,700	67,622	71,882	66,784
Total assets	436,134	364,388	186,242	186,843	186,070
Long-term debt	25,184	25,000	70,343	73,000	72,005
Total stockholders' equity	287,704	245,998	22,557	21,794	19,548
(1)
In January 2002, prior to the Company's initial public offering, the Company reincorporated from New Jersey to Delaware, recapitalized and effected a 16.3062-for-one stock split. All per share data gives effect to these transactions. The holders of each share of Class A common stock are entitled to one vote per share, and the holders of each share of Class B common stock are entitled to ten votes per share.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
               OPERATIONS

The following discussion of the Company’s financial condition and results of operations should be read together with the consolidated financial statements and the notes to those statements included elsewhere in this document. This discussion contains forward-looking statements that involve risks and uncertainties. This discussion addresses only the Company’s continuing operations, except in the discussion under the heading, “Discontinued Operations.” For more information on the Company’s discontinued operations, please see note 16 to the Company’s consolidated financial statements.

Overview

ManTech International Corporation is a leading provider of innovative technologies and solutions for mission-critical national security programs for the intelligence community, the Department of Defense and other U.S. federal government customers. The Company's expertise includes software development, enterprise security architecture, information assurance, intelligence operations support, network and critical infrastructure protection, information technology, communications integration and engineering support. With more than 5,000 highly qualified employees the Company operates in the United States and over 30 countries worldwide.

A substantial portion of the Company’s revenues are derived from contracts with the federal government. For the years ended December 31, 2003 and 2002, 98.1% and 96.3%, respectively, of the Company’s revenues were derived, either as a prime or a subcontractor, from contracts with the federal government. For the years ended December 31, 2003 and 2002, the Company derived 91.2% and 86.6%, respectively, of the Company’s revenues from contracts with its customers in the intelligence community and Department of Defense.

The Company’s revenues consist primarily of payments for the work of the Company’s employees and, to a lesser extent, the pass-through of costs for material and subcontract efforts under contracts with the Company’s customers. The Company enters into three types of federal government contracts: cost-plus, time-and-materials and fixed-price. Under cost-plus contracts, the Company is reimbursed for allowable costs and paid a fee, which may be fixed or performance-based. Under time-and-materials contracts, the Company is reimbursed for labor at negotiated hourly billing rates and for certain expenses. The Company assumes financial risk on time-and-material contracts because the Company assumes the risk of performing those contracts at negotiated hourly rates. Under fixed-price contracts, the Company performs specific tasks for a fixed price. Compared to cost-plus contracts, fixed-price contracts generally offer higher margin opportunities but involve greater financial risk because the Company bears the impact of cost overruns and receives the benefit of cost savings. For the year ended December 31, 2003, the Company derived approximately 34.2%, 50.3% and 15.5% of the Company’s revenues from cost-plus, time-and-materials and fixed-price contracts, respectively. For the year ended December 31, 2002, the Company derived approximately 38.5%, 45.1% and 16.4% of the Company’s revenues from cost-plus, time-and-materials and fixed-price contracts, respectively.

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

	Year Ended December 31,
	2003	2002	2001
Revenues	100.0%	100.0%	100.0%
Cost of services	81.2	81.4	81.9

Gross profit	18.8	18.6	18.1
Cost and expenses:
General and administrative	9.5	10.4	10.4
Depreciation and amortization	0.6	0.5	0.7

Total costs and expenses	10.1	10.9	11.1

Income from operations	8.7	7.7	7.0
Interest expense	0.3	0.1	0.7
Other income, net	(0.0)	(0.1)	(0.3)

Income before provision for income taxes and minority interest	8.4	7.7	6.6
Provision for income taxes	(3.4)	(3.1)	(2.8)
Minority interest	(0.0)	(0.0)	(0.0)

Income from continuing operations	5.0	4.6	3.8
Loss from discontinued operations	—	—	(1.5)
Loss on disposal of discontinued operations	—	(0.8)	(2.1)

Net income	5.0%	3.8%	0.2%

The following table sets forth, for each period indicated, the percentage of the Company’s revenues derived from each of the Company’s major types of customers.

	Year Ended December 31,
	2003	2002	2001
Intelligence / Department of Defense	91.2%	86.6%	85.1%
Federal Civilian Agencies	6.9	9.7	11.1
Commercial / State / Local	1.9	3.7	3.8

Total	100.0%	100.0%	100.0%

Year Ended December 31, 2003 Compared to the Year Ended December 31, 2002

Revenues. Revenues increased 40.3% to $701.6 million for the year ended December 31, 2003, compared to $500.2 million for 2002. This increase is attributable to several factors, including (1) a full twelve months of revenues from the Aegis and CTX businesses that were acquired in August and December 2002, respectively, (2) ten months of revenues from the Company’s IDS and MSM acquisitions, (3) additional work under contracts that were in existence during the prior year, and (4) the U.S. Army Communications-Electronics Command (CECOM) contract, which did not start until the second quarter of 2002. The Company derived approximately 40.3% of its revenues for the year ended December 31, 2003 from work under GSA schedule contracts, compared with approximately 39.8% for 2002. The Company derived approximately 11.4% of its revenues for 2003 from contracts in which it acted as a subcontractor, compared with approximately 9.2% for 2002.

Cost of services. Cost of services increased 39.9% to $569.8 million for the year ended December 31, 2003, compared to $407.3 million for 2002. As a percentage of revenues, cost of services decreased from 81.4% to 81.2%. Direct labor costs increased from $222.7 million to $306.7 million, or 37.7%, due to an increase in personnel, primarily related to the approximately 1,000 personnel added in connection with the Company’s four recent acquisitions. For the year ended December 31, 2003, other direct costs increased from $158.2 million to $229.8 million, or 45.3%, over the year ended December 31, 2002. As a percentage of revenues, other direct costs increased to 32.8% for the year ended December 31, 2003 from 31.6% for the same period in 2002 due to increased pass-through sales. For the year ended December 31, 2003, overhead personnel and facilities costs decreased 0.5%, as a percentage of revenues, compared with the same period in 2002, due to operating efficiencies.

Gross profit. Gross profit increased 41.9% to $131.8 million for the year ended December 31, 2003, compared to $92.9 million for the same period in 2002. As a percentage of revenues, gross profit margin increased to 18.8% for the year ended December 31, 2003, which represents a slight improvement from the 18.6% earned for the same period in 2002. This improvement in the gross profit margin was primarily the result of an increase in revenues generated under time-and-materials and fixed price contracts. Time-and-materials and fixed price contracts comprised 65.8% of revenues for the year ended December 31, 2003, compared with 61.5% of revenues for the year ended December 31, 2002.

General and administrative. General and administrative expenses increased 27.9% to $66.3 million for the year ended December 31, 2003, compared to $51.8 million for 2002 due to additional management personnel and infrastructure to support the growth of the Company’s business. As a percentage of revenues, general and administrative expenses declined from 10.4% for the year ended December 31, 2002 to 9.5% for the year ended December 31, 2003, primarily as a result of operating efficiencies.

Depreciation and amortization. Depreciation and amortization expense has increased 79.9% to $4.6 million for the year ended December 31, 2003 compared to $2.5 million in 2002. The increase resulted from an additional $1.8 million of amortization of intangible assets established in connection with the Company’s four recent acquisitions, as well as $0.4 million of additional depreciation expense and $0.1 million of additional capitalized software amortization expense, offset by a $0.2 million decrease in the amortization of not-to-compete financings.

Income from operations. Income from operations increased 58.2% to $61.0 million for the year ended December 31, 2003, compared with $38.5 million for 2002. The increase was primarily a result of the increase in revenues relative to the cost of services discussed above.

Income from continuing operations. Income from continuing operations increased 54.0% to $35.2 million for the year ended December 31, 2003, compared to $22.8 million for 2002. The increase resulted from $22.4 million of additional operating income, offset by increases in income tax expense of $8.3 million, interest expense of $1.5 million and other expense of $0.2 million. While the Company’s effective tax rate for the year ended December 31, 2003 of 40.6% was consistent with the 40.7% effective tax rate for the same period in 2002, interest expense was lower in 2002 as the Company had excess cash on hand from its initial public offering, which was used in the third and fourth quarters of 2002 to fund two of the Company’s acquisitions. The increase in other expense in 2003 was primarily the result of losses incurred by a Company affiliate accounted for under the equity method of accounting, offset by income from a separate company affiliate and other income related to realized gains on foreign currency transactions.

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

Income from continuing operations. Income from continuing operations increased 40.6% to $22.8 million for the year ended December 31, 2002, compared to $16.2 million for 2001. The increase resulted from higher operating income, reduced interest expense and a lower effective tax rate. Comparative net interest expense decreased by 77.9% for the year ended December 31, 2002 as a result of debt reduction and investment of the proceeds of the Company’s initial and follow-on public offerings. The Company’s effective tax rate for the year ended December 31, 2002 was 40.7%, compared to 42.7% for 2001, due primarily to the elimination of non-deductible goodwill amortization in current earnings.

Liquidity and Capital Resources

The Company’s primary source of liquidity is cash provided by operations and the Company’s revolving credit facility and, generally, cash provided by operating activities is adequate to fund its operations. In 2002, net proceeds of $201.1 million from the Company’s initial and follow-on public offerings also provided additional liquidity, which was used principally to fund acquisitions. The following table sets forth cash (used in) provided by operating activities of continuing operations for the years ended December 31, 2003, 2002 and 2001 (in thousands):

	Year Ended December 31,
	2003	2002	2001
Cash (used in) provided by operating activities of continuing operations	$(1,405)	$7,410	$18,981

In 2003, cash used in operating activities was primarily the result of increases in contract receivables of $58.3 million and prepaid expenses and other assets of $10.3 million, offset by net income of $35.2 million, depreciation and amortization of $7.8 million, and increases in deferred income taxes, accounts payable and accrued expenses, and salary-related accruals. In 2002, cash provided by operating activities was generated primarily from net income of $19.2 million and increases in accounts payable and accruals, offset by an increase in contract receivables and a decrease in deferred income taxes. In 2001, cash provided by operating activities was generated primarily from income from continuing operations of $16.2 million and increases in accounts payable and accruals, offset by an increase in contract receivables and decreases in billings in excess. Cash paid for income taxes for the years ended December 31, 2003 and 2002 includes $5.4 million associated with the Company’s conversion to an accrual-basis taxpayer.

Cash used in investing activities of continuing operations was $73.9 million for the year ended December 31, 2003, compared to $108.2 million for the prior year. Investing activities for 2003 included the acquisitions of IDS and MSM for $63.7 million and $5.1 million, respectively, purchases of property and equipment of $3.3 million, and investments in intellectual property of $1.8 million. Investing activities in 2002 included the acquisitions of Aegis Research Corporation and CTX Corporation for $69.4 million and $35.8 million, respectively, purchases of property and equipment of $2.7 million, and investments in intellectual property of $1.3 million. Cash used in investing activities for 2001 was $5.8 million and primarily consisted of an investment in GSE Preferred Stock of $3.9 million and purchases of property and equipment of $2.2 million. Investing activities have primarily consisted of investments in intellectual property, acquisitions of businesses, investments and loans to affiliates, and purchases of property and equipment.

Cash provided by financing activities of continuing operations was $1.1 million and $155.1 million for the years ended December 31, 2003 and 2002, respectively, compared to cash used of $4.8 million for the year ended December 31, 2001. The net cash provided by financing activities during 2003 was the result of $2.1 million in proceeds received from employees upon the exercise of stock options, less the Company’s $1.0 million payment of the final installment of not-to-compete financings. The net cash provided by financing activities during 2002 was primarily the result of the net proceeds of the Company’s initial and follow-on public offerings of $110.2 million and $90.9 million, respectively, less amounts used to repay debt. The net cash used during 2001 was primarily the result of debt reduction.

On February 28, 2003, the Company acquired 100 percent of the outstanding common shares of IDS for a cash purchase price of $62.7 million, net of cash on hand, excluding $1.0 million of acquisition-related costs. The transaction is also subject to an earnout provision. The acquisition has been accounted for using the purchase method of accounting. The purchase price has been allocated to the assets acquired and the liabilities assumed based upon their estimated fair market values. The balance of the purchase price was recorded as goodwill. The acquisition of IDS also provides a cash tax savings to the Company due to the deductibility of goodwill and related intangibles of approximately $23.7 million over 15 years. The goodwill is deductible because the shareholders of IDS made a section 338(h)(10) election under the federal Tax Code. The acquisition was funded using proceeds from the Company’s follow-on public offering.

On March 5, 2003, the Company acquired 100 percent of the outstanding common shares of MSM for a cash purchase price of approximately $4.9 million, of which $2.2 million in cash was paid to MSM shareholders and $2.7 million in cash was used to repay existing MSM debt. The purchase price excludes $0.2 million of acquisition-related costs and is subject to an earnout provision. The acquisition has been accounted for using the purchase method of accounting. The purchase price has been allocated to the assets acquired and the liabilities assumed based upon their estimated fair market values. The balance of the purchase price was recorded as goodwill. The acquisition was funded using proceeds from the Company’s follow-on public offering.

On February 25, 2004, the Company executed the Amended and Restated Credit and Security Agreement with Citizens Bank of Pennsylvania, KeyBank National Association, Branch Banking and Trust Company of Virginia, Chevy Chase Bank, F.S.B., and Riggs Bank, N.A., in order to increase the capacity available under its prior loan agreement. The agreement initially provides for a $125.0 million revolving credit facility that can be increased at the Company’s option to $200.0 million. The maturity date of the agreement is February 25, 2009. Under the agreement, the Company is required to maintain specified financial covenants relating to asset coverage, fixed charge coverage, and debt coverage. The agreement also places limitations on additional borrowings, mergers, related party transactions, payment of dividends, and capital expenditures. Borrowings under the agreement are collateralized by substantially all of the Company’s assets and bear interest at the London Interbank Offered Rate (LIBOR), or the lender’s base rate, plus market-rate spreads that are determined based on a company leverage ratio calculation. To manage the Company’s exposure to the fluctuations in these variable interest rates, an interest swap was executed in December 2001. The swap agreement has a notional principal amount of $25.0 million and currently has a fixed LIBOR rate of 6.83%. At December 31, 2003 and 2002, the Company had $25.0 million in borrowings outstanding under the revolving credit facility under the agreement.

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

Off-Balance Sheet Arrangements

Effective June 20, 2003, the Company’s lenders issued two letters of credit to Fianzas Guardiana Inbursa, S.A. (FGI) on behalf of GSE Systems, Inc. (GSE). As discussed in note 12 to the Company’s consolidated financial statements, prior to the sale of these investments on October 21, 2003, the Company held common and preferred stock in GSE and accounted for this investment using the equity method.

The first letter of credit is in support of an advance payment bond of approximately $1.8 million, issued by FGI to a customer of GSE’s power business and has a term of 30 months. The second letter of credit is in support of a performance bond of approximately $1.3 million issued by FGI to the same customer and has a term of 42 months. The respective letter of credit can be drawn upon by FGI in the event that the related bond is drawn on by the customer, which would only occur in the event of a contractual default by GSE. In the event that the letters of credit are drawn upon, the Company and GSE have signed a collateral agreement whereby GSE has agreed to indemnify the Company from any and all costs, damages, claims, actions, demands, losses and expenses (including the value of the letters of credit drawn upon, reasonable attorneys’ fees, collection fees or enforcement fees). In exchange for issuing the letters of credit, the Company received 100,000 warrants to purchase GSE’s common stock at the market price of GSE’s common stock as of the close of business on July 8, 2003, and will receive a 7% annual fee, payable on a quarterly basis, calculated on the total amount of the then-existing value of the letters of credit.

In accordance with Financial Accounting Standards Board (FASB)Interpretation (FIN) No. 45 the Company has established a $3.1 million long-term liability for these guarantees and has increased the carrying value of its investment in GSE by an equivalent amount.

Contractual Obligations

	Payments Due By Period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years		More than 5 Years
Long-term debt obligations (1)	$25,184	$—	$25,163		$21		$—
Capital lease obligations	—	—	—		—		—
Operating lease obligations (2)	65,011	16,602	25,024		15,882		7,503
Purchase obligations	—	—	—		—		—
Other long-term liabilities (3)	—	—	—		—		—

Total	$90,195	$16,602	$50,187	$15,903		$7,503

(1)	Amounts are included on the Company’s consolidated balance sheet at December 31, 2003. See note 8 to the Company’s consolidated financial statements for additional information regarding debt and related matters.

(2)	See note 14 to the Company’s consolidated financial statements for additional information regarding operating leases.

(3)	There are two components of Other Long-term Liabilities at December 31, 2003. In accordance with FIN 45, the Company has recorded $3.1 million related to guarantees issued on behalf of GSE. See note 13 to the Company's consolidated financial statements for additional information regarding these financial guarantees. In accordance with Statement of Financial Accounting Standards (SFAS) No. 13,Accounting for Leases, and FASB Technical Bulletin No. 85-3 Accounting for Operating Leases with Scheduled Rent Increases, the Company has recorded $2.1 million of deferred rent liabilities resulting from recording rent expense on a straight-line basis over the life of the respective lease.

Discontinued Operations

In September 2001, the Company decided to exit certain lines of business involving foreign operations or operations that primarily serve commercial customers. The Company decided to dispose of the Company’s Australia-based software solutions consulting business, the Company’s United Kingdom-based bank remittance processing business, the Company’s China-based consulting business, the Company’s U.S.-based environmental consulting and remediation business, and the Company’s U.S.-based application-hosting business. The lines of business discontinued have been classified as discontinued operations in the Company’s consolidated financial statements and the likely net gains and losses to income expected from these businesses through the estimated date of disposal have been accrued in accordance with Accounting Principles Board (APB) Opinion No. 30, Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business and Extraordinary Unusual and Infrequently Occurring Events and Transactions. The Company concluded the disposal of all of these businesses as of December 31, 2002, except the Company’s Australia-based software solutions business. The Company reached a definitive agreement regarding the sale of this business, and the transaction closed in February 2003. See “Item 1—Business: Risks Related to the Company’s Business,” the section entitled, “The Company may be exposed to liabilities or losses from operations that it has discontinued.”

Critical Accounting Estimates and Policies

Critical accounting policies are defined as those that are reflective of significant judgments and uncertainties, and potentially result in materially different results under different assumptions and conditions. Application of these policies is particularly important to the portrayal of the Company’s financial condition and results of operations. The discussion and analysis of the Company’s financial condition and results of operations are based on the Company’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these consolidated financial statements requires management to make estimates and judgments that affect the reported amount of assets, liabilities, revenues and expenses. Actual results may differ from these estimates under different assumptions or conditions. The Company’s significant accounting policies, including the critical policies listed below, are described in the notes to the consolidated financial statements included in this report.

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

The Company’s revenues consist primarily of payments for the work of the Company’s employees, and to a lesser extent, the payments for materials and subcontract efforts under contracts with the Company’s customers. Cost of services consists primarily of compensation expenses for program personnel, the fringe benefits associated with this compensation, and other direct expenses incurred to complete programs, including cost of materials and subcontract efforts.

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

Discontinued Operations

In September 2001, the Company executed a formal plan to exit certain commercial and foreign lines of business that no longer contributed to the Company’s core competencies. Based on independent valuations, market comparable information and interest expressed in these businesses, an estimate was provided for the likely net gains and losses to income expected from these businesses through the estimated dates of disposal. As a result, in accordance with APB Opinion No. 30, Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, results of operations were classified as discontinued and prior periods were restated. The Company segregated the net assets and liabilities held for sale, recorded all current and expected future losses and deferred all gains expected to be realized upon disposal of the respective entities. The amounts the Company will ultimately realize could differ in the near term from the amounts estimated in arriving at the loss on disposal of the discontinued operations.

Accounting Pronouncements

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

In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS 146 nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). This statement requires that costs related to an exit or disposal activity be recognized when the liability is incurred instead of when an entity commits to an exit plan. The provisions of SFAS 146 are effective for financial transactions initiated after December 31, 2002. The adoption of SFAS 146 did not have a material impact on the Company’s financial position or results of operations.

In November 2002, the FASB issued Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an interpretation of FASB Statements No. 5, 57 and 107 and rescission of FASB Interpretation No. 34. FIN 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees issued. FIN 45 also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken. The initial recognition and measurement provisions of FIN 45 are effective for guarantees issued or modified after December 31, 2002. The adoption of the initial recognition and measurement provisions of FIN 45 did not have a material impact on the Company’s financial position or results of operations. See additional discussion of the Company’s obligations under guarantees in note 13.

In November 2002, the FASB issued EITF No. 00-21, Accounting for Revenue Arrangements with Multiple Deliverables. EITF 00-21 addresses when and how an arrangement involving multiple deliverables should be divided into separate units of accounting, as well as how the arrangement consideration should be measured and allocated to the separate units of accounting in the arrangement. The provisions of EITF 00-21 were effective for the Company’s third quarter of 2003. The adoption of EITF 00-21 did not have a material impact on the Company’s financial position or results of operations.

In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-based Compensation—Transition and Disclosure, an amendment of SFAS 123. SFAS 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require more prominent and more frequent disclosures in financial statements about the effects of stock-based compensation. This statement is effective for fiscal years ending after December 15, 2002. The adoption of SFAS 148 did not have a material impact on the Company’s financial position or results of operations.

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

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity, which establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS 150 requires that certain financial instruments, which under previous guidance were accounted for as equity, must now be accounted for as liabilities. The financial instruments affected include mandatorily redeemable stock, certain financial instruments that require or may require the issuer to buy back some of its shares in exchange for cash or other assets, and certain obligations that can be settled with shares of stock. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS 150 did not have a material impact on the Company’s financial position or results of operations.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s exposure to market risk relates to changes in interest rates for borrowings under the Company’s revolving credit facility. These borrowings bear interest at variable rates. During the first quarter of 2002, the Company repaid all but $25.0 million in borrowings outstanding under the Company’s revolving credit facility. A hypothetical 10% increase in interest rates would have increased the Company’s annual interest expense for the year ended December 31, 2003 by less than $0.1 million.

In December 2001, the Company entered into an interest swap agreement in order to reduce the Company’s exposure associated with the market volatility of fixed LIBOR interest rates. This agreement has a notional principal amount of $25.0 million and, as of December 31, 2002, had a rate of 6.83%. This agreement is a hedge against revolving debt of $25.0 million, which bears interest at monthly floating LIBOR plus a margin currently at 1.00%. At stated monthly intervals the difference between the interest on the floating LIBOR-based debt and the interest calculated in the swap agreement are settled in cash. The estimated value of the swap at December 31, 2003 was a negative $2.4 million.

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

We have audited the accompanying consolidated balance sheets of ManTech International Corporation and subsidiaries (the Company) as of December 31, 2003 and 2002, and the related consolidated statements of income, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2003. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of ManTech International Corporation and subsidiaries at December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America.

DELOITTE & TOUCHE LLP

McLean, Virginia
March 10, 2004

MANTECH INTERNATIONAL CORPORATION
CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands)

	December 31,
	2003	2002
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$9,166	$81,096
Cash in escrow	829	—
Receivables--net	204,539	133,122
Prepaid expenses and other	17,527	8,955
Assets held for sale	1,332	6,738

Total current assets	233,393	229,911
Property and equipment--net	10,920	9,131
Goodwill	149,548	94,003
Other intangibles	15,741	10,231
Investments	5,560	7,631
Employee supplemental savings plan assets	10,594	8,068
Other assets	10,378	5,413

TOTAL ASSETS	$436,134	$364,388

MANTECH INTERNATIONAL CORPORATION
CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands)

	December 31,
	2003	2002
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Current portion of debt	$77	$1,000
Accounts payable and accrued expenses	45,157	32,905
Accrued salaries and related expenses	30,548	23,619
Deferred income taxes	20,092	11,888
Billings in excess of revenue earned	4,514	2,700
Liabilities held for sale	1,164	5,099

Total current liabilities	101,552	77,211
Debt—net of current portion	25,184	25,000
Accrued retirement	11,914	9,555
Other long-term liabilities	5,178	1,838
Deferred income taxes	4,553	4,744
Minority interest	49	42

TOTAL LIABILITIES	148,430	118,390

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
Common stock, Class A--$0.01 par value; 150,000,000 shares authorized; 17,047,820 and 16,267,213 shares issued and outstanding at December 31, 2003
and 2002, respectively	170	163
Common stock, Class B--$0.01 par value; 50,000,000 shares authorized; 15,075,293
and 15,631,004 shares issued and outstanding at December 31, 2003 and 2002, respectively	151	156
Additional paid-in capital	212,564	206,861
Retained earnings	76,003	40,843
Accumulated other comprehensive loss	(1,184)	(2,025)
Deferred compensation	640	640
Shares held in grantor trust	(640)	(640)

TOTAL STOCKHOLDERS' EQUITY	287,704	245,998

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$436,134	$364,388

See notes to consolidated financial statements.

MANTECH INTERNATIONAL CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(Dollars in Thousands Except Per Share Amounts)

	Year Ended December 31,
	2003	2002	2001
REVENUES	$701,601	$500,219	$431,436
COST OF SERVICES	569,768	407,316	353,337

GROSS PROFIT	131,833	92,903	78,099

COSTS AND EXPENSES:
General and administrative	66,318	51,833	44,787
Depreciation and amortization	4,551	2,530	3,262

Total costs and expenses	70,869	54,363	48,049

INCOME FROM OPERATIONS	60,964	38,540	30,050
Interest expense	2,117	647	2,922
Equity in losses (earnings) of affiliates	662	(305)	(420)
Other income	(1,034)	(324)	(782)

INCOME BEFORE PROVISION FOR INCOME
TAXES AND MINORITY INTEREST	59,219	38,522	28,330
Provision for income taxes	(24,052)	(15,690)	(12,083)
Minority interest	(7)	—	(7)

INCOME FROM CONTINUING OPERATIONS	35,160	22,832	16,240
Loss from discontinued operations--net	—	—	(6,533)
Loss on disposal of discontinued operations--net	—	(3,681)	(8,912)

NET INCOME	$35,160	$19,151	$795

BASIC EARNINGS (LOSS) PER SHARE:
Income from continuing operations	$1.10	$0.89	$0.87
Loss from discontinued operations	—	(0.14)	(0.83)

	$1.10	$0.75	$0.04

Weighted average common shares outstanding	31,988,143	25,685,239	18,589,976

DILUTED EARNINGS (LOSS) PER SHARE:
Income from continuing operations	$1.09	$0.88	$0.87
Loss from discontinued operations	—	(0.14)	(0.83)

	$1.09	$0.74	$0.04

Weighted average common shares outstanding	32,190,523	25,957,761	18,749,597

MANTECH INTERNATIONAL CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
Dollars in Thousands)

See notes to consolidated financial statements.

	Common Stock	Additional Paid-In Capital	Comprehensive Income (Loss)	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Deferred Compensation	Treasury Stock	Total Stockholders' Equity
BALANCE JANUARY 1, 2001	$1,200	$1,326		$33,509	$(240)	$640	$(14,641)	$21,794
Net income			$795	795				795

Other comprehensive loss:
Cash flow hedge			(1,133)
Translation adjustments			(70)

Other comprehensive loss			(1,203)		(1,203)			(1,203)

Comprehensive loss			$(408)

Contribution of Class A common stock to Employee Stock Ownership Plan		1,142					29	1,171

BALANCE, DECEMBER 31, 2001	1,200	2,468		34,304	(1,443)	640	(14,612)	22,557
Net income			$19,151	19,151				19,151

Other comprehensive loss: Cash flow hedge			(650)
Translation adjustments			68

Other comprehensive loss			(582)		(582)			(582)

Comprehensive income			$18,569

Change in redemption feature of Class B common stock	1,462							1,462
Retire treasury stock	(1,342)	(18)		(12,612)			13,972	—
Recapitalize common stock	(1,134)	1,134						—
Issuance of Class A common stock, net of offering expenses	130	200,966						201,096
Stock option exercise	2	266						268
Contribution of Class A common stock to Employee Stock Ownership Plan	1	2,045						2,046

BALANCE, DECEMBER 31, 2002	319	206,861		40,843	(2,025)	640	(640)	245,998
Net income			$35,160	35,160				35,160

Other comprehensive gain: Cash flow hedge			661
Translation adjustments			180

Other comprehensive gain			841		841			841

Comprehensive income			$36,001

Stock option exercises	1	2,120						2,121
Tax benefit from stock plan		327						327
Stock option expense		178						178
Tax benefit from underwriting costs		897						897
Contribution of Class A common stock to Employee Stock Ownership Plan	1	2,181						2,182

>BALANCE, DECEMBER 31, 2003	$321	$212,564		$76,003	$(1,184)	$640	$(640)	$287,704

See notes to consolidated financial statements.

MANTECH INTERNATIONAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)

	Year Ended December 31,
	2003	2002	2001
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$35,160	$19,151	$795
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Equity in losses (earnings) of affiliates	662	(305)	(420)
Loss from discontinued operations	—	—	6,533
Loss on disposal of discontinued operations	—	3,681	8,912
Stock compensation expense	178	—	—
Gain on sale of investment in GSE	(176)	—	—
Deferred income taxes	8,334	(4,774)	4,479
Minority interest in income of consolidated subsidiaries	7	—	7
Loss (gain) on disposal of property and equipment	38	66	(104)
Depreciation and amortization	7,772	3,993	5,228
Change in assets and liabilities—net of effects from acquired and disposed businesses:
Increase in receivables	(58,297)	(22,140)	(9,056)
(Increase) decrease in prepaid expenses and other	(10,305)	2,881	(1,332)
Increase in accounts payable and accrued expenses	6,881	2,390	5,094
Increase in accrued salaries and related expenses	4,550	1,981	3,282
Increase (decrease) in billings in excess of revenue earned	1,346	44	(5,053)
Increase in accrued retirement	2,359	444	729
Increase (decrease) in other long-term liabilities	86	(2)	(113)

Net cash (used in) provided by operating activities of continuing operations	(1,405)	7,410	18,981

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(3,336)	(2,686)	(2,184)
Proceeds from sales of property and equipment	2	4	604
Investment in Integrated Data Systems Corporation, net of cash
acquired of $2,820	(63,738)	—
Investment in MSM Security Services, Inc., net of cash acquired of $8	(5,130)	—	—
Investment in capitalized software products	(1,752)	(1,349)	(1,164)
Investment in Advanced Development Group, Inc.	(230)	—	—
Investment in CTX Corporation, net of cash acquired of $216	(47)	(35,823)	—
Investment in Aegis Research Corporation, net of cash acquired of $8	(10)	(69,367)	—
Dividends from MASI U.K	315	592	285
Proceeds from notes receivable	—	350	1,550
Loans receivable from GSE	—	—	(1,000)
Dividends from (investment in) GSE Preferred Stock	—	75	(3,900)

Net cash used in investing activities of continuing operations	(73,926)	(108,204)	(5,809)

MANTECH INTERNATIONAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)

	Year Ended December 31,
	2003	2002	2001
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	2,121	268	—
Payment of not-to-compete financings	(1,000)	—	—
Proceeds from common stock issuances, net	—	201,096	—
Net decrease in borrowings under lines of credit	—	(32,300)	(153)
Repayment of subordinated debt	—	(8,000)	—
Repayment of term loan	—	(5,908)	(3,692)
Repayment of notes payable	—	(104)	(1,000)

Net cash provided by (used in) financing activities of continuing operations	1,121	155,052	(4,845)

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(113)	11	(67)

NET CASH PROVIDED BY (USED IN) DISCONTINUED OPERATIONS	2,393	(75)	(10,936)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(71,930)	54,194	(2,676)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	81,096	26,902	29,578

CASH AND CASH EQUIVALENTS, END OF PERIOD	$9,166	$81,096	$26,902

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2003, 2002 and 2001

1. Description of the Business

ManTech International Corporation is a leading provider of innovative technologies and solutions for mission-critical national security programs for the intelligence community, the Department of Defense and other U.S. federal government customers. The Company's expertise includes software development, enterprise security architecture, information assurance, intelligence operations support, network and critical infrastructure protection, information technology, communications integration and engineering support. With more than 5,000 highly qualified employees the Company operates in the United States and over 30 countries worldwide.

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

Software Development Costs—The Company accounts for software development costs in accordance with Statement of Financial Accounting Standards (SFAS) No. 86, Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed. For projects fully funded by the Company, significant development costs are capitalized from the point of demonstrated technological feasibility until the point in time that the product is available for general release to customers. Once the product is available for general release, capitalized costs are amortized based on units sold, or on a straight-line basis over a five-year period or other such shorter period as may be required. The Company recorded $2,312,000, $841,000, and $690,000 of amortization expense for the years ended December 31, 2003, 2002 and 2001, respectively. Capitalized software costs included in Other Intangibles at December 31, 2003 and 2002, were $3,108,000 and $3,722,000, respectively.

Impairment of Long-Lived Assets—Whenever events or changes in circumstances indicate that the carrying amount of long-lived assets, including goodwill, software development costs and other intangibles, may not be fully recoverable, the Company evaluates the probability that future undiscounted net cash flows, without interest charges, will be less than the carrying amount of the assets. If any impairment were indicated as a result of this review, the Company would recognize a loss based on the amount by which the carrying amount exceeds the estimated discounted future cash flows. The Company believes that no impairments exist as of December 31, 2003.

Employee Supplemental Savings Plan (ESSP) Assets—The Company maintains several non-qualified defined contribution supplemental retirement plans for certain key employees that are accounted for in accordance with Emerging Issues Task Force (EITF) Issue No. 97-14, Accounting for Deferred Compensation Arrangements Where Amounts Earned Are Held in a Rabbi Trust and Invested, as the underlying assets are held in rabbi trusts with investments directed by the respective employee. A rabbi trust is a grantor trust generally set up to fund compensation for a select group of management and the assets of this trust are available to satisfy the claims of general creditors in the event of bankruptcy of the Company. As required by EITF 97-14, the assets held by the rabbi trusts are recorded at fair value in the consolidated financial statements as Employee Supplemental Savings Plan Assets with a corresponding amount recorded as a deferred compensation liability in Accrued Retirement.

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

Foreign Currency Translation—All assets and liabilities of foreign subsidiaries are translated into U.S. dollars at fiscal year-end exchange rates. Income and expense items are translated at average monthly exchange rates prevailing during the fiscal year. The resulting translation adjustments are recorded as a component of Accumulated Other Comprehensive Loss.

Stock-Based Compensation—As permitted under SFAS No. 123, Accounting for Stock-Based Compensation, the Company accounts for its stock-based compensation plan using the intrinsic value method under the recognition and measurement principles of Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. For the year ended December 31, 2003, the Company recognized pre-tax compensation expense of approximately $178,000, including approximately $17,000 associated with 15,000 options granted with an exercise price of $22.50 per share and a fair market value of $22.58 per share. No compensation cost was recognized for issuances under the Plan in the years ended December 31, 2002 and 2001, and the exercise price of all other options granted pursuant to the Plan was not less than 100% of the fair market value of the shares on the date of grant. In accordance with the provisions of SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure, the following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation (in thousands, except per share data).

	Year Ended December 31,
	2003	2002	2001
Net income, as reported	$35,160	$19,151	$795
Deduct: Total stock-based employee compensation expense
determined under fair value based method for all awards—net of related tax effects	(2,473)	(2,479)	—

Pro forma net income	$32,687	$16,672	$795

Earnings per share:
Basic - as reported	$1.10	$0.75	$0.04
Basic - pro forma	1.02	0.65	0.04
Diluted - as reported	1.09	0.74	0.04
Diluted - pro forma	1.02	0.64	0.04

The Company typically issues 10-year options that generally vest annually over a three-year period from the date of grant. For disclosure purposes, the fair value of each option is estimated on the date of grant using the Black-Scholes (Minimum Value) option-pricing model. The following weighted-average assumptions were used for option grants during the years ended December 31, 2003, 2002 and 2001:

	Year Ended December 31,
	2003		2002	2001
	Dividend yield		0.0%	0.0%	0.0%
Volatility		33.0-34.9%	22.7-32.6%	0.0%
Risk-free interest rate		1.77-2.38%	2.27-3.77%	3.33-4.64%
Expected life of options (in years)		3.0	3.0	3.0

Comprehensive Income (Loss)—Comprehensive income consists of net income (loss), unrealized gains or losses on the Company’s cash flow hedge, and foreign currency translation adjustments, and is presented in the Consolidated Statements of Changes in Stockholders’ Equity.

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

In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS 146 nullifies EITF Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). This statement requires that costs related to an exit or disposal activity be recognized when the liability is incurred instead of when an entity commits to an exit plan. The provisions of SFAS 146 are effective for financial transactions initiated after December 31, 2002. The adoption of SFAS 146 did not have a material impact on the Company’s financial position or results of operations.

In November 2002, the FASB issued Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an interpretation of FASB Statements No. 5, 57 and 107 and rescission of FASB Interpretation No. 34. FIN 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees issued. FIN 45 also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken. The initial recognition and measurement provisions of FIN 45 are effective for guarantees issued or modified after December 31, 2002. The adoption of the initial recognition and measurement provisions of FIN 45 did not have a material impact on the Company’s financial position or results of operations. See additional discussion of the Company’s obligations under guarantees in note 13.

In November 2002, the FASB issued EITF No. 00-21, Accounting for Revenue Arrangements with Multiple Deliverables. EITF 00-21 addresses when and how an arrangement involving multiple deliverables should be divided into separate units of accounting, as well as how the arrangement consideration should be measured and allocated to the separate units of accounting in the arrangement. The provisions of EITF 00-21 were effective for the Company’s third quarter of 2003. The adoption of EITF 00-21 did not have a material impact on the Company’s financial position or results of operations.

In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-based Compensation—Transition and Disclosure, an amendment of SFAS 123. SFAS 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require more prominent and more frequent disclosures in financial statements about the effects of stock-based compensation. This statement is effective for fiscal years ending after December 15, 2002. The adoption of SFAS 148 did not have a material impact on the Company’s financial position or results of operations.

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

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity, which establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS 150 requires that certain financial instruments, which under previous guidance were accounted for as equity, must now be accounted for as liabilities. The financial instruments affected include mandatorily redeemable stock, certain financial instruments that require or may require the issuer to buy back some of its shares in exchange for cash or other assets, and certain obligations that can be settled with shares of stock. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS 150 did not have a material impact on the Company’s financial position or results of operations.

Reclassifications—Certain reclassifications have been made to previously reported balances to conform to the current-period presentation.

3. Earnings per Share

Basic earnings per share has been computed by dividing net income available to common stockholders by the weighted average number of shares of common stock outstanding during each period. Shares issued during the period and shares reacquired during the period are weighted for the portion of the period that they were outstanding. Diluted earnings per share have been computed in a manner consistent with that of basic earnings per share while giving effect to all potentially dilutive common shares that were outstanding during each period. In conjunction with the Company’s Initial Public Offering, in January 2002 the Company effected a 16.3062-for-one stock split (see note 10). For periods prior to the effective date of the stock split, outstanding shares and per share data contained in these financial statements has been restated to reflect the impact of the stock split. The weighted average number of common shares outstanding is computed as follows:

	Year Ended December 31,
	2003	2002	2001
Basic weighted average common shares outstanding	31,988,143	25,685,239	18,589,976
Effect of potential exercise of stock options	202,380	272,522	159,621

Diluted weighted average common shares outstanding	32,190,523	25,957,761	18,749,597

4. Business Segment and Geographic Area Information

The Company operates as one segment, delivering a broad array of information technology and technical services solutions under contracts with the U.S. Government, state and local governments, and commercial customers. The Company's federal government customers typically exercise independent contracting authority, and even offices or divisions within an agency or department may directly, or through a prime contractor, use the Company's services as a separate customer so long as that customer has independent decision-making and contracting authority within its organization. No single customer accounted for 10% or more of the Company's revenues for the years ended December 31, 2003, 2002 and 2001. As of December 31, 2003, one customer accounted for 10.9% of the Company's accounts receivable. No single customer accounted for 10% or more of the Company's accounts receivable as of December 31, 2002 and 2001. In addition, there were no sales to any customers within a single country (except for the United States) where the sales accounted for 10% or more of total revenue. The Company treats sales to U.S. government customers as sales within the United States regardless of where the services are performed. Substantially all assets of continuing operations were held in the United States for the years ended December 31, 2003, 2002 and 2001. Revenues by geographic customer and the related percentages of total revenues for the years ended December 31, 2003, 2002 and 2001, were as follows (in thousands):

	Year Ended December 31,
	2003	2002	2001
United States	$697,323	$497,442	$425,500
International	4,278	2,777	5,936

	$701,601	$500,219	$431,436

United States	99.4%	99.4%	98.6%
International	0.6	0.6	1.4

	100.0%	100.0%	100.0%

5. Revenues and Receivables

The Company delivers a broad array of information technology and technical services solutions under contracts with the U.S. government, state and local governments, and commercial customers. Revenues from the U.S. government under prime contracts and subcontracts, as compared to total contract revenues, were approximately 98%, 96% and 96% for the years ended December 31, 2003, 2002 and 2001, respectively. Approximately 34%, 38%, and 35% of the Company's revenues were generated under cost-reimbursable contracts for the years ended December 31, 2003, 2002 and 2001, respectively. The components of contract receivables are as follows (in thousands):

	December 31,
	2003	2002
Billed receivables	$140,858	$101,013
Unbilled receivables:
Revenues recorded in excess of milestone billings on fixed price contracts	30,796	9,117
Amounts currently billable	21,652	10,663
Indirect costs incurred in excess of provisional billing rates	7,438	8,045
Revenues recorded in excess of estimated contract value or funding	3,473	2,619
Retainage	3,396	3,573
Allowance for doubtful accounts	(3,074)	(1,908)

	$204,539	$133,122

Revenues recorded in excess of milestone billings on fixed price contracts consists of amounts not expected to be billed within the next month. Amounts currently billable consist principally of amounts to be billed within the next month. Indirect cost rates in excess of provisional billing rates on U.S. government contracts are generally billable at actual rates less a reduction of 0.5% of the actual general and administrative rate base before a Defense Contract Audit Agency (DCAA) audit is completed. The balance remaining, as well as any retainage, is billable upon completion of a DCAA audit (see note 14). Revenues recorded in excess of contract value or funding are billable upon receipt of contractual amendments.

6. Property and Equipment

Major classes of property and equipment are summarized as follows (in thousands):

	December 31,
	2003	2002
Furniture and equipment	$28,599	$24,464
Leasehold improvements	6,336	5,605

	34,935	30,069
Less: Accumulated depreciation and amortization	(24,015)	(20,938)

	$10,920	$9,131

Depreciation and amortization expense for the years ended December 31, 2003, 2002 and 2001 was $3,428,000, $2,598,000, and $2,480,000, respectively.

7. Goodwill and Other Intangibles

Effective January 1, 2002, the Company adopted SFAS No. 142, Goodwill and Other Intangible Assets. SFAS 142 requires, among other things, the discontinuance of goodwill amortization. In addition, SFAS 142 requires the Company to perform a transitional goodwill impairment test within six months from the date of adoption. In accordance with the standard, the Company completed the transitional goodwill impairment test and determined that a $57,000 goodwill impairment charge was required. Under SFAS 142, goodwill is to be reviewed at least annually thereafter for impairment; the Company has elected to perform this review annually on June 30 of each calendar year. Goodwill amortization expense for the year ended December 31, 2001 was $1,138,000. Net income for the year ended December 31, 2001, assuming goodwill was not amortized during this period, would have been $1,835,000. Fully diluted earnings per share for the year ended December 31, 2001, assuming goodwill was not amortized during this period, would have been $0.10.

The components of goodwill and other intangibles are as follows (in thousands):

	December 31,
	2003	2002
Goodwill	$159,655	$104,109
Other intangibles	26,610	18,978

	186,265	123,087
Less: Accumulated amortization	(20,976)	(18,853)

	$165,289	$104,234

As of December 31, 2003, other intangibles consists of the following (in thousands):

	December 31, 2003
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Amortized intangible assets:
Contract rights	$17,919	$5,286	$12,633
Capitalized software	8,691	5,583	3,108

	$26,610	$10,869	$15,741

Aggregate amortization expense for the year ended December 31, 2003 was $4,344,000.

Estimated amortization expense (in thousands):

Year ending:
December 31, 2004	$3,926
December 31, 2005	3,308
December 31, 2006	2,301
December 31, 2007	1,757
December 31, 2008	1,438

8. Debt

	December 31,
	2003	2002
Borrowings under the Amended Business Loan and Security Agreement:
Revolving credit facility	$25,000	$25,000
Other notes	261	1,000

Total debt	25,261	26,000
Less: Current portion of debt	77	1,000

Debt—net of current portion	$25,184	$25,000

On December 17, 2001, the Company executed the Business Loan and Security Agreement (the Agreement) with Citizens Bank of Pennsylvania, PNC Bank N.A., Branch Banking and Trust Company of Virginia, and Chevy Chase Bank, F.S.B., which provided for maximum borrowings of $71.4 million and consisted of a $65.0 million revolving credit facility and a $6.4 million term loan. Under the term loan portion of the Agreement, the principal balance was payable in consecutive quarterly installments of $492,308 on the last business day of each quarter commencing with the last business day of December 2001. The balance of the term loan was repaid in February 2002. The maturity date of the Agreement was December 31, 2004. In July 2002, the Agreement was amended in order to modify the pricing grid and certain financial and negative covenants.

The maximum available borrowing under the Agreement’s revolving credit facility at December 31, 2003 was $65.0 million. As of December 31, 2003, the Company was contingently liable under letters of credit totaling $7,609,000, which reduces the availability to borrow under the revolving portion of the Agreement. Borrowings under the Agreement are collateralized by the Company’s eligible contract receivables, inventory, all of the Company’s stock in certain of its subsidiaries and certain property and equipment, and bear interest at the agreed-upon London Interbank Offered Rate (LIBOR) plus 1.00% for the $25.0 million outstanding. Additional borrowings would bear interest at LIBOR, or the lender’s prime rate, plus market-rate spreads that are determined based on a company leverage ratio calculation. At December 31, 2003, the agreed-upon LIBOR rate was 1.17% for the $25.0 million and the bank’s prime rate was 4.00%. The aggregate annual weighted average interest rates were 8.97%, 9.15% and 8.41% for 2003, 2002 and 2001, respectively.

Under the Agreement, the Company was required to maintain specified financial covenants relating to fixed charge coverage, interest coverage, and debt coverage, and maintain a certain level of consolidated net worth. As of and during the years ended December 31, 2003 and 2002, the Company was in compliance with each of these financial covenants. The Agreement also placed limitations on additional borrowings, mergers, related party transactions, issuances of capital stock, payment of dividends, and capital expenditures. The weighted average borrowings under the revolving portion of the Agreement and a prior agreement during the years ended December 31, 2003, 2002 and 2001, were $25,250,000, $27,172,000, and $37,919,000, respectively. In conjunction with the execution of the Agreement, the Company recorded $357,000 in loan origination costs, included in other assets, which are being amortized ratably over the term of the Agreement.

On February 25, 2004, the Company executed the Amended and Restated Credit and Security Agreement (the New Agreement) with Citizens Bank of Pennsylvania, KeyBank National Association, Branch Banking and Trust Company of Virginia, Chevy Chase Bank, F.S.B., and Riggs Bank, N.A., in order to increase the capacity available under the Agreement. The New Agreement initially provides for a $125.0 million revolving credit facility that can be increased at the Company's option to $200.0 million. The maturity date of the New Agreement is February 25, 2009. Under the New Agreement, the Company is required to maintain specified financial covenants relating to asset coverage, fixed charge coverage, and debt coverage. The New Agreement also places limitations on additional borrowings, mergers, related party transactions, payment of dividends, and capital expenditures. Borrowings under the New Agreement are collateralized by substantially all of the Company’s assets and bear interest at the London Interbank Offered Rate (LIBOR), or the lender’s base rate, plus market-rate spreads that are determined based on a company leverage ratio calculation.

Debt outstanding at December 31, 2003, is scheduled to mature by the following calendar year ends: $77,000 in 2004, $25,080,000 in 2005, $83,000 in 2006 and $21,000 in 2007.

The total interest paid was $2,173,000, $2,671,000 and $5,005,000, for the years ended December 31, 2003, 2002 and 2001, respectively.

The Company uses interest rate swap agreements to manage exposure to fluctuations in interest rates. At December 31, 2003, the Company had an unleveraged swap agreement with a member of the Company’s banking group with a notional principal amount of $25,000,000. This agreement was placed on December 17, 2001 and has a four-year term. The agreement has a fixed LIBOR rate of 6.83% and is settled in cash on a monthly basis.

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

As of December 31, 2003, the Company has recognized the cash flow hedge at its estimated fair value of $2,391,000 in accounts payable and accrued expenses on the consolidated balance sheet. The interest rate swap qualifies for cash flow hedge accounting; therefore, an unrealized loss of $1,687,000 ($1,013,000 net of tax), representing the effective portion of the change in its fair value, is reported in other comprehensive loss and will be reclassified into interest expense. The ineffective portion of the change in fair value of the swap qualifying for cash flow hedge accounting is recognized in the consolidated statements of income in the period of the change. For the year ended December 31, 2003, the swap did not have any ineffectiveness for the cash flow hedge.

Management believes that the fair value of debt is not significantly different from what is recorded by the Company, based on comparable market rates on similar issues.

9.Income Taxes

For periods prior to the closing of the Company’s initial public offering on February 12, 2002, the Company accounted for earnings on a cash basis for federal income tax purposes. Effective as of the closing of the initial public offering, the Company changed to the accrual method of accounting, resulting in previously deferred income being recognized for tax purposes. As such, taxes will be due with respect to the four taxable years beginning with the taxable year of the offering. Because the Company previously recognized the deferred income for accounting purposes and accrued for the taxes, the change in tax status and the tax payments will not affect the Company’s earnings.

The domestic and foreign components of income before provision for income taxes and minority interest were as follows (in thousands):

	Year Ended December 31,
	2003	2002	2001
Domestic	$58,641	$37,687	$27,117
Foreign	578	835	1,213

	$52,219	$38,522	$28,330

The provision for income taxes was comprised of the following components (in thousands):

	Year Ended December 31,
	2003	2002	2001
Current provision:
Federal	$14,621	$15,912	$6,576
State	3,102	3,334	1,348
Foreign	23	274	216

	17,746	19,520	8,140

Deferred provision (benefit):
Federal	4,991	(3,123)	3,078
State	1,156	(724)	714
Foreign	159	17	151

	6,306	(3,830)	3,943

Total provision for income taxes	$24,052	$15,690	$12,083

The provision for income taxes varies from the amount of income tax determined by applying the applicable U.S. statutory tax rate to pre-tax income as a result of the following:

	Year Ended December 31,
	2003	2002	2001
Statutory U.S. Federal tax rate	35.0%	35.0%	35.0%
Increase (decrease) in rate resulting from:
State taxes—net of Federal benefit	4.7	4.4	4.9
Foreign taxes	(0.2)	0.0	(0.2)
Nondeductible items:
Goodwill amortization	0.0	0.1	1.2
Other	1.1	1.2	1.8

Effective tax rate	40.6%	40.7%	42.7%

The Company paid income taxes, net of refunds, of $19,372,000, $12,420,000 and $3,508,000 for the years ended December 31, 2003, 2002 and 2001, respectively.

Deferred income taxes arise from temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements. A summary of the tax effect of the significant components of deferred income taxes follows (in thousands):

	December 31,
	2003	2002
Gross deferred tax liabilities:
Receivables and payables	$32,961	$25,565
Other assets	4,252	1,530
Investments	715	1,318

Total deferred tax liabilities	37,928	28,413

Gross deferred tax assets:
Tax credits and loss carryforwards	(3,216)	(3,600)
Accrued liabilities	(6,856)	(6,181)
Cash flow hedge	(953)	(1,326)
Allowance for potential contract losses and other contract reserves	(1,205)	(745)
Property and equipment	(1,053)	(831)

Total deferred tax assets	(13,283)	(12,683)
Less: Valuation allowance	—	902

Total deferred tax assets—net	(13,283)	(11,781)

Net deferred tax liabilities	$24,645	$16,632

The tax benefits associated with nonqualified stock options and disqualifying dispositions of incentive stock options reduced the current taxes payable by $327,000 in 2003. Such benefits were recorded as an increase to Additional Paid-in Capital.

At December 31, 2003, the Company had capital loss carryforwards of $2,033,000, $250,000 and $3,352,000 that expire in 2004, 2007 and 2008, respectively. At December 31, 2003, the Company has state net operating losses of approximately $19,422,000 that expire beginning 2004 through 2021. The Company had previously established a valuation allowance against certain state net operating losses incurred by subsidiaries that are currently inactive. During 2003, the Company determined that it would be unable to utilize these state net operating losses and the related tax assets were written off against the valuation allowance.

10. Stockholders' Equity and Stock Options

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

Follow-on Public Offering—The Company closed its Follow-on Public Offering on December 20, 2002. Net proceeds to the Company were approximately $90.9 million, after deducting the estimated expenses related to the offering and the portion of the underwriting discount payable by the Company. Proceeds from the offering were used to repay indebtedness incurred in connection with the acquisition of CTX Corporation. The balance of the net proceeds of the offering, in conjunction with cash on hand, was used in 2003 to fund the Company's acquisition of Integrated Data Systems on February 28, 2003 and MSM Security Services, Inc. on March 5, 2003 for $62.7 million and $4.9 million, respectively (see note 15).

Common Stock—The Company has 150,000,000 shares of authorized Class A common stock, par value $0.01 per share. The Company has 50,000,000 shares of authorized Class B common stock, par value $0.01 per share. On December 31, 2003, there were 17,047,820 shares of Class A common stock outstanding and 15,075,293 shares of Class B common stock outstanding.

Holders of Class A common stock are entitled to one vote for each share held of record, and holders of Class B common stock are entitled to ten votes for each share held of record, except with respect to any "going private transaction" (generally, a transaction in which Mr. Pedersen, his affiliates, his direct and indirect permitted transferees or a group, generally including Mr. Pedersen, such affiliates and permitted transferees, seek to buy all outstanding shares), as to which each share of Class A common stock and Class B common stock are entitled to one vote per share. The Class A common stock and the Class B common stock vote together as a single class on all matters submitted to a vote of stockholders, including the election of directors, except as required by law. Holders of common stock do not have cumulative voting rights in the election of directors.

Stockholders are entitled to receive, when and if declared by the board of directors from time to time, such dividends and other distributions in cash, stock or property from the Company's assets or funds legally available for such purposes subject to any dividend preferences that may be attributable to preferred stock that may be authorized. Each share of Class A common stock and Class B common stock is equal in respect of dividends and other distributions in cash, stock or property, except that in the case of stock dividends, only shares of Class A common stock will be distributed with respect to the Class A common stock and only shares of Class B common stock will be distributed with respect to Class B common stock. In no event will either Class A common stock or Class B common stock be split, divided or combined unless the other class is proportionately split, divided or combined.

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

Preferred Stock—The Company is authorized to issue an aggregate of 20,000,000 shares of preferred stock, $0.01 par value per share, the terms and conditions of which are determined by the Company's board of directors upon issuance. The rights, preferences and privileges of holders of the Company's common stock are subject to, and may be adversely affected by, the rights of holders of any shares of preferred stock that the Company may designate and issue in the future. At December 31, 2003, no shares of preferred stock are outstanding and the board of directors currently has no plans to issue a series of preferred stock.

Shares Held in Grantor Trust—At December 31, 2003 and 2002, there were an additional 609,296 shares of Class B common stock, with a cost value of $640,000, reflected in equity in accordance with EITF 97-14, Accounting for Deferred Compensation Arrangements where Amounts Earned are Held in a Rabbi Trust and Invested. These shares are held in a Rabbi Trust to satisfy a defined contribution pension obligation, to be paid in stock for the benefit of Mr. Pedersen.

Stock Options—In January 2002, the board of directors adopted and the stockholders approved the Company's Management Incentive Plan (the Plan), designed to enable the Company to attract, retain and motivate key employees. In connection with the creation of the Plan, all options outstanding under the ManTech International Corporation 1995 Long-Term Incentive Plan were assumed. Awards granted under the Plan may be settled in cash, shares of Class A common stock or a combination thereof, or by stock units which provide for settlement in cash or deferred issuance of shares of Class A common stock. The aggregate number of shares of the Company's Class A common stock authorized for issuance under the Plan is 3,318,852 plus, in 2004 and each year thereafter, a number of additional shares equal to one and one-half percent of the number of shares of Class A and Class B common stock outstanding on December 31st of that year. Through December 31, 2003, 132,167 shares of the Company’s Class A common stock have been issued under the Plan. The Management Incentive Plan expires in December 2012.

The plan is administered by the compensation committee of the Company's board of directors, although the board of directors may exercise any authority of the committee under the Plan and the compensation committee may delegate its authority under the Plan. Subject to the express provisions of the Plan, the committee has broad authority to administer and interpret the Plan, including the discretion to determine the exercise price, vesting schedule and the number of shares to be issued.

The Company has adopted the disclosure-only provisions of SFAS No. 123, Accounting for Stock-Based Compensation, which establishes financial accounting and reporting standards for stock-based compensation plans and for transactions in which an entity issues its equity instruments to acquire goods and services from nonemployees. The Plan provides that shares granted come from the Company's authorized but unissued Class A Common Stock. Options granted under the Plan generally vest quarterly over a three-year period from the date of grant.

For the year ended December 31, 2003, the Company recognized pre-tax compensation expense of approximately $178,000, including approximately $17,000 associated with 15,000 options granted with an exercise price of $22.50 per share and a fair market value of $22.58 per share. No compensation cost was recognized for issuances under the Plan in the years ended December 31, 2002 and 2001, and the exercise price of all other options granted pursuant to the Plan was not less than 100% of the fair market value of the shares on the date of grant. There were no stock options granted during the year ended December 31, 2001.

Information with respect to stock option activity and stock options outstanding at December 31, 2003, 2002 and 2001, was as follows:

	Number of Shares	Option Price Per Share	Weighted Average Price Per Share
Shares under option, December 31, 2001	159,621	$ 1.68	$1.68
Options granted	1,166,000	16.00—24.65	16.97
Options exercised	(159,621)	1.68	1.68
Options forfeited	(48,000)	16.00	16.00

Shares under option, December 31, 2002	1,118,000	16.00—24.65	17.01
Options granted	862,000	15.73—23.11	19.71
Options exercised	(132,167)	16.00— 20.04	16.05
Options forfeited	(68,999)	16.00 —22.99	19.59

Shares under option, December 31, 2003	1,778,834	$15.73— 24.65	18.30

Options vested at December 31, 2001	159,621	$ 1.68	$1.68
Options vested at December 31, 2002	—	N/A	N/A
Options vested at December 31, 2003	277,507	$16.00—24.65	$17.56
Range of Exercise Prices	Number of Shares Outstanding	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price
$15.73—16.49	989,834	8.35	$16.08
$18.00—22.03	648,000	9.55	$20.65
$22.50—24.65	141,000	8.90	$23.06

	1,778,834

11. Retirement Plans

The Company maintains nonqualified supplemental defined benefit pension plans for certain retired employees of an acquired company. The weighted average assumptions used in accounting for the Company's pension plans in 2003, 2002 and 2001 were as follows:

	2003	2002	2001
Discount rate	6.25%	6.75%	7.25%
Expected return on plan assets	2.00	2.00	3.00
Rate of compensation increase	N/A	N/A	N/A

The discount rate is the estimated rate at which the obligation for pension benefits could effectively be settled. The expected return on plan assets reflects the average rate of earnings that the Company estimates will be generated on the assets of the plans. The plans were partially funded beginning in 1999. At December 31, 2003 and 2002, 100 percent of these plan assets were invested in equity securities. The rate of compensation increase reflects the Company's best estimate of the future compensation levels of the individual employees covered by the plans and is not applicable, as all covered employees had retired prior to 1998.

The following table sets forth the status of the plans (in thousands):

	Year Ended December 31,
	2003	2002
Change in benefit obligation:
Benefit obligation at beginning of period	$1,831	$1,802
Interest cost	117	124
Actuarial loss	188	84
Benefits paid	(177)	(179)

Benefit obligation at end of period	1,959	1,831

Change in plan assets:
Fair value of plan assets at beginning of period	276	238
Employer contribution	208	217
Benefits paid	(177)	(179)

Fair value of plan assets at end of period	307	276

Funded status at end of period	(1,652)	(1,555)
Unrecognized actuarial loss	476	297
Unrecognized prior-service cost	—	16

Net amount recognized at end of period	$(1,176)	$(1,242)

The components of net periodic pension cost for the Company's defined benefit plans are provided in the following table (in thousands):

	Year Ended December 31,
	2003	2002	2001
Interest cost on projected benefit obligation	$117	$124	$131
Net amortization of prior-service cost and transition obligation	26	37	55

Net periodic pension cost	$143	$161	$186

The Company maintains three qualified defined contribution plans covering substantially all employees, which comply with Section 401 of the Internal Revenue Code. Under these plans, the Company's stipulated Basic Matching Contribution matches a portion of the participants' contribution based upon a defined schedule. Contributions are invested by an independent investment company in one or more of several investment alternatives. The choice of investment alternatives is at the election of each participating employee. The Company's contributions to the plans were approximately $4,868,000, $2,954,000 and $2,554,000 for the years ended December 31, 2003, 2002 and 2001, respectively.

The Company maintains non-qualified defined contribution supplemental retirement plans for certain key employees. Under these plans the Company accrues a stated annual amount and may also include interest at the greater of 10% or the Company's annual rate of return on investments. The Company incurred expenses associated with these plans and contributed $75,000 for each of the years ended December 31, 2003, 2002 and 2001.

The Company also maintains two non-qualified deferred compensation plans for certain key employees. Under these plans, eligible employees may defer up to 18% of qualified annual compensation. Employee contributions to these plans were approximately $1,746,000, $2,012,000 and $1,895,000 for the years ended December 31, 2003, 2002 and 2001, respectively.

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

For the years ended December 31, 2002 and 2001, the Company contributed and allocated to participants' accounts $1,351,000 and $1,376,000, respectively, worth of Class A common stock and cash. The board of directors has authorized an additional ESOP contribution for the year ended December 31, 2003. As of December 31, 2003, the Company has contributed 71,688 shares to the ESOP as partial satisfaction of this obligation; however, these shares have not yet been allocated to participants' accounts. It is anticipated that the remaining shares attributable to the year ended December 31, 2003 commitment will be issued to the ESOP during the first quarter of 2004. At December 31, 2003, an obligation to fund $39,000 was accrued.

As required under Statement of Position No. 93-6, Employers' Accounting for Employee Stock Ownership Plans, compensation expense is recorded for shares committed to be released to employees based on the fair market value of those shares in the period in which they are committed to be released. For the years ended December 31, 2003 and 2002, new shares were issued to satisfy this obligation.

12. Investments

GSE Systems, Inc.—In April 1994, GSE Systems, Inc. (GSE) was created by the merger of one of the Company's majority-owned subsidiaries and two other entities. During the year ended December 31, 2001, the Company determined that it had obtained significant influence with respect to GSE. As a result, the Company began accounting for its investment in GSE using the equity method and recorded ($1,220,000), $206,000 and ($85,000) in equity (losses) earnings for the years ended December 31, 2003, 2002 and 2001, respectively. At December 31, 2002, the Company held 914,784 shares of GSE common stock, $3.8 million of GSE convertible preferred stock and a $650,000 demand note receivable from GSE. This note accrued interest at the prime rate plus 1.00% and interest was payable monthly.

On October 21, 2003, the Company sold all of its equity interests in GSE, and a $650,000 note receivable from GSE, to GP Strategies Corporation (GP Strategies) in exchange for a note with a principal amount of $5,250,955. The note from GP Strategies bears interest at 5.0% and is payable quarterly in arrears. Each year during the term of the note, the Company has the option to convert up to 20% of the original principal amount of the note into common stock of GP Strategies, but only in the event that GP Strategies' common stock is trading at $10 per share or more.

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

The Company's interest in the Joint Venture is accounted for using the equity method. The Company recorded $558,000, $99,000 and $504,000 in equity earnings for the years ended December 31, 2003, 2002 and 2001, respectively.

The components of investments are as follows (in thousands):

	December 31,
	2003	2002
GSE Systems, Inc.	$3,110	$5,645
Vosper-ManTech Limited	2,450	1,986

Total investments	$5,560	$7,631

13. Financial Guarantees

Letters of Credit—Effective June 20, 2003, the Company’s lenders issued two letters of credit to Fianzas Guardiana Inbursa, S.A. (FGI) on behalf of GSE. As discussed in note 12, prior to the sale of these investments on October 21, 2003, the Company held common and preferred stock in GSE and accounted for this investment using the equity method.

The first letter of credit is in support of an advance payment bond of approximately $1.8 million, issued by FGI to a customer of GSE’s power business and has a term of 30 months. The second letter of credit is in support of a performance bond of approximately $1.3 million issued by FGI to the same customer and has a term of 42 months. The respective letter of credit can be drawn upon by FGI in the event that the related bond is drawn on by the customer, which would only occur in the event of a contractual default by GSE. In the event that the letters of credit are drawn upon, the Company and GSE have signed a collateral agreement whereby GSE has agreed to indemnify the Company from any and all costs, damages, claims, actions, demands, losses and expenses (including the value of the letters of credit drawn upon, reasonable attorneys’ fees, collection fees or enforcement fees). In exchange for issuing the letters of credit, the Company received 100,000 warrants to purchase GSE’s common stock at the market price of GSE’s common stock as of the close of business on July 8, 2003, and will receive a 7% annual fee, payable on a quarterly basis, calculated on the total amount of the then-existing value of the letters of credit.

In accordance with FIN 45, the Company has established a $3.1 million long-term liability for these guarantees and has increased the carrying value of its investment in GSE by an equivalent amount.

Indemnification Agreements—As permitted under Delaware law, the Company has agreements whereby it indemnifies its current and former officers and directors for certain events or occurrences while the officer or director is, or was serving, at the Company’s request in such capacity. The term of the indemnification period is for the officer’s or director’s lifetime. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has director and officer insurance coverage that limits the exposure and enables the Company to recover a portion of any future amounts paid. The Company believes that the estimated fair value of these indemnification agreements in excess of applicable insurance coverage is minimal.

14. Commitments and Contingencies

Payments to the Company on cost-reimbursable contracts with the U.S. government are provisional payments subject to adjustment upon audit by the DCAA. Audits through 2001 have been completed and resulted in no material adjustments. The audits for 2002 and 2003 are not expected to have a material effect on the results of future operations.

In the normal course of business, the Company is involved in certain governmental and legal proceedings, claims and disputes, and has litigation pending under several suits. Management believes that the ultimate resolution of these matters will not have a material effect on the Company’s financial position or results of operations.

The Company leases office space and equipment under long-term operating leases. A number of the leases contain renewal options and escalation clauses. At December 31, 2003, aggregate future minimum rental commitments under these leases are as follows (in thousands):

	Office Space	Equipment	Total
Year ending:
December 31, 2004	$12,294	$4,308	$16,602
December 31, 2005	10,205	3,053	13,258
December 31, 2006	9,358	2,408	11,766
December 31, 2007	8,222	151	8,373
December 31, 2008	7,459	50	7,509
Thereafter	7,503	—	7,503

Total	$55,041	$9,970	$65,011

Office space and equipment rent expense totaled approximately $16,209,000, $12,815,000 and $10,804,000 for the years ended December 31, 2003, 2002 and 2001, respectively.

15. Acquisitions

Each of the following acquisitions has been accounted for as a purchase, and accordingly, the operating results of each of the acquired entities have been included in the Company's consolidated financial statements since the respective dates of acquisition. The aggregate amount of goodwill and other intangibles resulting from the excess of the respective purchase prices over the fair market value of net assets acquired in 2003 was approximately $61,443,000.

Integrated Data Systems—On February 28, 2003, the Company acquired 100 percent of the outstanding common shares of Integrated Data Systems (IDS). The results of operations for IDS have been included in the Company's consolidated financial statements since that date. Founded in 1990, IDS delivers technology solutions and products in four core areas: software development, systems engineering/networking, information assurance, and government acquisition/procurement support software. IDS has developed secure, advanced messaging and collaboration applications and solutions in support of a wide variety of national security networks and systems. IDS is also one of Microsoft's leading certified partners supporting U.S. government classified intelligence community programs. Many of the IDS employees have military or intelligence experience.

The cash purchase price was approximately $62.7 million, net of cash on hand, excluding $1.0 million of acquisition-related costs, and is subject to an earnout provision. The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition (in thousands).

February 28, 2003
Current assets	$14,455
Property and equipment—net	1,364
Goodwill	50,707
Intangible assets	7,500
Other assets	84
Other current liabilities	(7,353)
Other long-term liabilities	(199)

$66,558

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

The following represents the unaudited pro forma results of operations as though the acquisition of IDS had been completed as of January 1, 2002 (in thousands, except per share amounts):

	Pro forma Year Ended December 31, 2003	Pro forma Year Ended December 31, 2002
Revenues	$711,886	$540,626
Income from continuing operations	35,557	24,425
Net income	35,557	20,744
Diluted earnings per share from continuing operations	1.10	0.94

MSM Security Services, Inc.—On March 5, 2003, the Company acquired 100 percent of the outstanding common shares of MSM Security Services, Inc. (MSM), a Maryland-based provider of Personnel Security Investigation (PSI) services to the U.S. government. Pursuant to the acquisition agreement, the Company was entitled to include the results of operations for MSM in its consolidated financial statements effective March 1, 2003. MSM specializes in PSI services for the U.S. government, having completed over 250,000 background investigations since its founding in 1978. MSM has active investigation contracts to support the U.S. Customs Service, Defense Security Service (DSS), the intelligence community, and other federal government agencies.

The cash purchase price was approximately $4.9 million, of which $2.2 million in cash was paid to MSM shareholders and $2.7 million was used to repay existing MSM debt. The cash purchase price excludes $0.2 million of acquisition-related costs and is subject to an earnout provision.

CTX Corporation—On December 11, 2002, the Company acquired 100 percent of the outstanding common shares of CTX Corporation (CTX). The results of operations for CTX have been included in the Company's consolidated financial statements since that date. CTX is a leading provider of information technology and software strategies and solutions to the national intelligence community. CTX supports customers and programs within the national intelligence community, focusing primarily on mission critical IT and software services, including knowledge management, collaboration solutions, network engineering, and network forensics. The CTX technical professionals have expertise in commercially available technologies and operational experience with proprietary government systems. CTX solutions help intelligence community customers to: modernize information systems; collaborate across and within government enterprises; and develop and implement data mining techniques to better utilize information from large-scale data repositories.

The cash purchase price was approximately $35.3 million, net of cash on hand, excluding $0.6 million of acquisition-related costs, and included the repayment of $1.5 million of existing CTX debt. The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition (in thousands).

December 11, 2002
Current assets	$9,729
Property and equipment—net	354
Goodwill	25,981
Intangible assets	4,400
Other assets	53
Other current liabilities	(4,430)

$36,087

$4.0 million of the acquired intangible assets was assigned to contract rights and is being amortized on a straight-line basis over a period of eight years. The remaining $400,000 of intangible assets was assigned to capitalized software and is being amortized over a period of three years.

The following represents the unaudited pro forma results of operations as though the acquisition of CTX had been completed as of January 1, 2001 (in thousands, except per share amounts):

	Pro Forma Year Ended December 31, 2002	Pro Forma Year ended December 31, 2001
Revenues	$533,600	$455,493
Income from continuing operations	23,180	15,751
Net income	19,499	306
Diluted earnings per share from continuing operations	0.89	0.84

Aegis Research Corporation—On August 5, 2002, the Company acquired 100 percent of the outstanding common shares of Aegis Research Corporation (Aegis). The results of operations for Aegis have been included in the Company's consolidated financial statements since that date. Aegis is a leading provider of enterprise protection strategies and technical services to the federal national security community. Aegis supports key customers and programs within the Department of Defense (DoD) and national intelligence community, including the National Reconnaissance Office, the United States Air Force, the Joint Strike Fighter Program Office, and the Counterintelligence Field Activity Program under the DoD. Aegis also supports numerous other classified customers on special access programs. Many of the approximately 500 Aegis employees have prior military or intelligence experience.

The cash purchase price was approximately $69.1 million, excluding $0.3 million of acquisition-related costs. The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition (in thousands).

August 5, 2002
Current assets	$12,332
Property and equipment—net	841
Goodwill	60,033
Intangible assets	2,737
Other assets	114
Other current liabilities	(5,039)
Deferred rent	(1,633)

$69,385

The acquired intangible asset of $2.7 million was assigned to contract rights and is being amortized on a straight-line basis over a period of five years.

The following represents the unaudited pro forma results of operations as though the acquisition of Aegis had been completed as of January 1, 2001 (in thousands, except per share amounts):

	Pro Forma Year Ended December 31, 2002	Pro Forma Year ended December 31, 2001
Revenues	$533,669	$482,805
Income from continuing operations	23,869	17,095
Net income	20,188	1,650
Diluted earnings per share from continuing operations	0.92	0.91

16. Discontinued Operations

On September 26, 2001, the Company executed a formal plan to exit certain commercial and foreign lines of business that no longer contributed to the core competencies. The businesses included the Australia-based software solutions consulting business, the United Kingdom-based bank remittance processing business, the China-based consulting business, the U.S.-based environmental consulting and remediation business, and the U.S.-based application-hosting business. Although some of these ventures showed promise and growth, these businesses were oriented towards commercial customers and did not contribute to the core competencies on which the Company is currently focused. The Company concluded the disposal of all of these businesses as of December 31, 2002, except the Company's Australia-based software solutions consulting business. As of December 31, 2002, the Company had reached a definitive agreement regarding the sale of this business, and the transaction closed in February 2003.

Based on the projected future costs of disposal, an estimate was provided for the likely net gains and losses to income expected from these businesses through the estimated dates of disposal. As a result, in accordance with APB Opinion No. 30, Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, results of operations were classified as discontinued and prior periods were restated. The Company segregated the net assets and liabilities held for sale, recorded all current and expected future losses and deferred all gains expected to be realized upon disposal of the respective entities. The amounts the Company will ultimately realize could differ in the near term from the amounts estimated in arriving at the loss on disposal of the discontinued operations.

Revenues and losses from discontinued operations are as follows (in thousands):

Year Ended December 31, 2001
Income statement data:
Revenues	$37,587
Costs and expenses	(48,390)

Operating loss	(10,803)
Minority interest	851
Income tax benefit	3,419

Loss from discontinued operations net of tax and minority interest	$(6,533)

The estimated net loss on disposal of discontinued operations recorded for the year ended December 31, 2001 was $8,912,000, net of an income tax benefit of $5,857,000. This loss included a provision for anticipated closing costs and net operating losses through the estimated dates of disposal of $5,020,000, net of an income tax benefit of $2,922,000. Additional losses of approximately $795,000 and $2,886,000 associated with the sale of the United Kingdom-based bank remittance processing business and the Australia-based software solutions consulting business were recorded in August and December 2002, respectively.

17. Quarterly Financial Data (Unaudited)

The following tables set forth selected unaudited quarterly financial data and the percentages such items represent of sales. The quarterly financial data reflects, in the opinion of the Company, all normal and recurring adjustments necessary to present fairly the results of operations for such periods. Results of any one or more quarters are not necessarily indicative of annual results or continuing trends.

	2003 Quarters Ended
	March 31,		June 30,		September 30,		December 31,
(In thousands, except per share data)
Revenues	$148,123	100.0%	$177,076	100.0%	$181,590	100.0%	$194,812	100.0%
Gross profit	28,341	19.1	32,726	18.5	34,129	18.8	36,637	18.8
Total costs and expenses	15,674	10.5	17,437	9.9	17,904	9.9	19,854	10.2
Income from operations	12,667	8.6	15,289	8.6	16,225	8.9	16,783	8.6
Interest expense	334	0.2	687	0.4	618	0.3	478	0.2
Income before provision for income taxes
and minority interest	11,711	7.9	14,954	8.4	15,549	8.6	17,005	8.7
Income from continuing operations	6,962	4.7	8,877	5.0	9,227	5.1	10,094	5.2
Net income	$6,962	4.7%	$8,877	5.0%	$9,227	5.1	10,094	5.2

Diluted net income per share	$0.22		$0.28		$0.29		$0.31

Weighted average shares outstanding	31,935		31,995		32,335		32,496

	2002 Quarters Ended
	March 31,		June 30,		September 30,		December 31,
(In thousands, except per share data)
Revenues	$108,134	100.0%	$119,168	100.0%	$130,425	100.0%	$142,492	100.0%
Gross profit	19,524	18.1	21,888	18.4	24,430	18.7	27,061	19.0
Total costs and expenses	11,921	11.1	12,573	10.6	13,459	10.3	16,410	11.5
Income from operations	7,603	7.0	9,315	7.8	10,971	8.4	10,651	7.5
Interest expense (income)	217	0.2	(14)	(0.0)	119	0.1	325	0.2
Income before provision for income taxes
and minority interest	7,683	7.1	9,554	8.0	10,666	8.2	10,619	7.5
Income from continuing operations	4,573	4.2	5,657	4.7	6,287	4.8	6,315	4.4
Net income	$4,573	4.2	$4,862	4.1	$6,287	4.8	$3,429	2.4

Diluted net income per share	$0.20		$0.18		$0.24		$0.13

Weighted average shares outstanding	22,933		26,698		26,471		27,364

18. Subsequent Event

Acquisition of Certain Assets from Affiliated Computer Services, Inc.—On February 8, 2004, the Company acquired certain assets from Affiliated Computer Services, Inc., (ACS) a provider of systems engineering, network administration, program management, and communications systems support to Department of Defense customers. The assets acquired from ACS included contracts providing support to the U.S. Air Force Electronic Systems Center's Information Technology Services Program. Services provided through these contracts include information technology services such as program management, systems engineering, network engineering and administration, test and evaluation, and data management.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

The Company has had no disagreements with its auditors on accounting principles, practices or financial statement disclosure during and through the date of the financial statements included in this Report.

ITEM 9A. CONTROLS AND PROCEDURES

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

During the quarter ended December 31, 2003, there were no changes in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the internal control over financial reporting.

PART III

The Company has adopted a Code of Ethics for Executive Officers that applies to all employees of the Company including, but not limited to, the chief executive officer, chief financial officer and any controllers. A copy of this Code of Ethics is incorporated by reference into this report at Exhibit 14.1. If the Company makes any substantive amendments to the Code of Ethics or grants any waiver from a provision of the Code of Ethics for the chief executive officer, chief financial officer and any controllers, the Company will within five (5) days disclose the nature of such amendment or waiver on its website at www.mantech.com or in a report on Form 8-K.

All other information required by Items 10, 11, 12, 13 and 14 of Part III of this Annual Report on Form 10-K has been omitted in reliance on General Instruction G(3) and is incorporated herein by reference to the Company's proxy statement to be filed with the SEC pursuant to Regulation 14A promulgated under the Securities Exchange Act of 1934, as amended.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 10-K

(a) The following documents are filed as a part of this annual report on Form 10-K:

1. All financial statements:

DESCRIPTION
Independent Auditors' Report
Consolidated Balance Sheets as of December 31, 2003 and 2002
Consolidated Statements of Income for the years ended December 31, 2003, 2002 and 2001
Consolidated Statements of Changes in Stockholders' Equity for the years ended December 31, 2003, 2002 and 2001
Consolidated Statements of Cash Flows for the years ended December 31, 2003, 2002 and 2001
Notes to Consolidated Financial Statements
2. Financial statement schedule:

SCHEDULE NO.	DESCRIPTION
Schedule II	Valuation and Qualifying Accounts for the years ended December 31, 2003, 2002 and 2001
3. Exhibits required by Item 601 of Regulation S-K:

EXHIBIT NO.	DESCRIPTION
2.1

Form of Plan of Merger by and between ManTech International Corporation, a New Jersey corporation, and ManTech International Corporation, a Delaware corporation, incorporated herein by reference from registrant's Registration Statement on Form S-1 (File No. 333-73946), as filed with the Commission on November 23, 2001, as amended.

2.2
Agreement and Plan of Merger by and between Aegis Research Corporation, ManTech Beta Corporation, ManTech International Corporation and CITIBANK, N.A., incorporated herein by reference from registrant's Current Report on Form 8-K (File No. 000-49604), as filed with the Commission on August 20, 2002, as amended.
2.3
Agreement and Plan of Merger by and between CTX Corporation, the Shareholders of CTX Corporation,ManTech Epsilon Corporation, and ManTech International Corporation incorporated herein by reference from registrant's Current Report on Form 8-K (File No. 000-49604), as filed with the Commission on December 26, 2002, as amended.
2.4
Agreement and Plan of Merger by and between Integrated Data Systems Corporation, the Shareholders of Integrated Data Systems Corporation, ManTech Kappa Corporation, and ManTech International Corporation incorporated herein by reference from registrant's Current Report on Form 8-K (File No. 000-49604), as filed with the Commission on March 14, 2003, as amended.
3.1
Second Amended and Restated Certificate of Incorporation of the registrant as filed with the Secretary of State of the State of Delaware on January 30, 2002, incorporated herein by reference from registrant's Registration Statement on Form S-1 (File No. 333-73946), as filed with the Commission on November 23, 2002, as amended.
3.2	Second Amended and Restated Bylaws of the registrant.
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
4.3	First Modification to Business Loan and Security Agreement dated July 1, 2002, incororated by reference from registrant's Quarterly Report on Form 10Q for the period ended September 30, 2002.
4.4
Second Modification to Business Loan and Security Agreement dated July 9, 2002, incorporated by reference from registrant's Quarterly Report on Form 10-Q for the for the period ended September 30, 2002.
10.1
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
10.3
First Amendment to Retention Agreement effective as of January 1, 2002, between John A. Moore, Jr. and ManTech International Corporation, dated June 24, 2003, incorporated herein by reference from Registrant's Form 10-Q as filed with the Commission on August 4, 2003.
10.4
Employment Agreement effective as of June 25, 2003, between Ronald R. Spoehel and ManTech International Corporation, dated June 25, 2003, incorporated herein by reference from registrant's Quarterly Report on Form 10-Q as filed with the Commission on August 4, 2003.
10.5
Form of Confidentiality, Non-competition and Non-solicitation Agreement, effective as of February 7, 2002, between specified executive officers and ManTech International Corporation, incorporated herein by reference from registrant's Registration Statement on Form S-1 (File No. 333-73946), as filed with the Commission on November 23, 2001, as amended.
10.6
Management Incentive Plan of ManTech International Corporation, incorporated herein by reference from registrant's Registration Statement on Form S-1 (File No. 333-73946), as filed with the Commission on November 23, 2001, as amended..
10.7
USA CECOM Acquisition CTR-Washington, Contract No. DAAB07-98-A-6001, effective July 24, 1998, incorporated herein by reference from registrant's Registration Statement on Form S-1 (File No. 333-73946), as filed with the Commission on November 23, 2001, as amended.
10.8
ManTech International Corporation Supplemental Executive Retirement Plan for the benefit of George J. Pedersen, effective as of April 12, 1996, incorporated herein by reference from registrant's Registration Statement on Form S-1 (File No. 333-73946), as filed with the Commission on November 23, 2001, as amended.
10.9
ManTech International Corporation Supplemental Executive Retirement Plan for the benefit of John A. Moore, Jr., effective as of April 12, 1996, incorporated herein by reference from registrant's Registration Statement on Form S-1 (File No. 333-73946), as filed with the Commission on November 23, 2001, as amended.
10.10
Severence Agreement by and between ManTech International Corporation and Bradley H. Feldmann, incorporated herein by reference from registrant's Registration Statement on Form S-1 (File No. 333-73946), as filed with the Commission on November 23, 2001, as amended.
10.11
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
14.1	Code of Ethics
21.1	Subsidiaries of the Company
23.1	Independent Auditors' Consent
31.1	Certification of Principal Executive Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith)
31.2	Certification of Principal Financial Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002 (Filed herewith)
32.1	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code—Chief Executive Officer
32.2	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code—Chief Financial Officer

(b) Reports on Form 8-K:

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Fairfax in the Commonwealth of Virginia, on this 15th day of March, 2004.

MANTECH INTERNATIONAL CORPORATION

By: /s/ GEORGE J. PEDERSEN
Name: George J. Pedersen
Title: Chairman of the Board of Directors, Chief Executive Officer and President

Date:     March 15, 2004

By: /s/ RONALD R. SPOEHEL
Name: Ronald R. Spoehel
Title: Executive Vice President, Chief Financial Officer and Director

Date:      March 15, 2004

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Commission Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

EXHIBIT 23.1

INDEPENDENT AUDITORS' CONSENT

We consent to the incorporation by reference in the Registration Statements (No. 333-83676 and 333-83682) of ManTech International Corporation on Form S-8 of our reports dated March 10, 2004, appearing in the Annual Report on Form 10-K of ManTech International Corporation for the year ended December 31, 2003.

DELOITTE &TOUCHE LLP

McLean, Virginia
March 12, 2004

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

Date:     March 15, 2004

By: /s/ GEORGE J. PEDERSEN
Name: George J. Pedersen
Title: Chairman of the Board of Directors, Chief Executive Officer and President

EXHIBIT 31.2

CERTIFICATION

I, Ronald R. Spoehel, certify that:

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

Date:     March 15, 2004

By: /s/ RONALD R. SPOEHEL
Name: Ronald R. Spoehel
Title: Executive Vice President, Chief Financial Officer and Director

EXHIBIT 32.1

CERTIFICATION

In connection with the ManTech International Corporation (the “Company”) Annual Report on Form 10-K for the year ended December 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, George J. Pedersen, Chief Executive Officer of the Company, certify pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, to the best of my knowledge, that:

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

Date: March 15, 2004

By: /s/ GEORGE J. PEDERSEN
Name: George J. Pedersen
Title: Chairman of the Board of Directors, Chief Executive Officer and President

EXHIBIT 32.2

CERTIFICATION

In connection with the ManTech International Corporation (the “Company”) Annual Report on Form 10-K for the year ended December 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Ronald R. Spoehel, Chief Financial Officer of the Company, certify pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, to the best of my knowledge, that:

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

Date: March 15, 2004

By: /s/ RONALD R. SPOEHEL
Name: Ronald R. Spoehel
Title: Executive Vice President, Chief Financial Officer and Director

INDEPENDENT AUDITORS' REPORT ON FINANCIAL STATEMENT SCHEDULE

To the Board of Directors and Stockholders of ManTech International Corporation Fairfax, Virginia:

We have audited the consolidated financial statements of ManTech International Corporation and subsidiaries (the Company) as of December 31, 2003 and 2002, and for each of the three years in the period ended December 31, 2003 and have issued our report thereon dated March 10, 2004. Our audit also included the financial statement schedule for each of the three years in the period ended December 31, 2003 listed in Item 15(a)(2) of this Form 10-K. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audit. In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

DELOITTE &TOUCHE LLP

McLean, Virginia
March 10, 2004

SCHEDULE II

Valuation and Qualifying Accounts

Activity in the Company’s allowance accounts for the years ended December 31, 2003, 2002 and 2001 was as follows (in thousands):

Doubtful Accounts
	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions	Other*	Balance at End of Period
2001	$1,432	739	(1,048)	487	$1,610
2002	$1,610	793	(840)	345	$1,908
2003	$1,908	841	(447)	772	$3,074
Deferred Tax Asset Valuation
	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions	Other*	Balance at End of Period
2001	$902	—	—	—	$902
2002	$902	—	—	—	$902
2003	$902	—	902	—	$—

*     Other represents doubtful account reserves recorded as part of Net Revenues.