Form 10-K/A
period 2003-12-31
MANTECH INTERNATIONAL CORP
filed 2004-04-02
CIK 892537

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10–K/A
(Amendment No. 1)

ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003
Commission File No. 000-49604

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No[   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [ X ] No [ ]

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

There were the following numbers of shares outstanding of each of the registrant’s classes of common stock as of March 1, 2004: ManTech International Corp. Class A Common Stock, $.01 par value, 17,050,821 shares; ManTech International Corp. Class B Common Stock, $.01 par value,15,075,293 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the definitive Proxy Statement to be used in connection with the ManTech International Corporation 2004 Annual Meeting of stockholders, to be held on June 23, 2004, and to be mailed to stockholders of record as of April 29, 2004, are incorporated by reference into Items 10, 11, 12, 13 and 14 of Part III of this Annual Report on Form 10-K.

EXPLANATORY NOTE

The sole purpose of this amendment is to insert the conformed signatures of the members of the Board of Directors set forth below on the signature page of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003, as signed by the Company and the Board of Directors and filed with the Securities and Exchange Commission on March 15, 2004. No other information contained in the original filing is amended hereby. This amendment does not reflect events occurring after the filing of the original Form 10-K, or modify or update the disclosures therein in any way other than as required to reflect the amendment set forth below.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name and Signature	Title	Date

/s/ George J. Pedersen	Chairman of the Board of Directors, Chief Executive Officer and President (Principal Executive Officer)	March 15, 2004

George J. Pedersen

/s/ Ronald R. Spoehel	Executive Vice President, Chief Financial Officer and Director (Principal Financial Officer and Principal Accounting Officer)	March 15, 2004

Ronald R. Spoehel

/s/ Barry G. Campbell	Director	March 15, 2004

Barry G. Campbell

/s/ Edward S. Civera	Director	March 15, 2004

Edward S. Civera

/s/ Walter R. Fatzinger, Jr	Director	March 15, 2004

Walter R. Fatzinger, Jr

/s/ Michael D. Golden	Director	March 15, 2004

Michael D. Golden

/s/ Stephen D. Harlan	Director	March 15, 2004

Stephen D. Harlan

/s/ Richard J. Kerr	Director	March 15, 2004

Richard J. Kerr

/s/ Stephen W. Porter	Director	March 15, 2004

Stephen W. Porter

/s/ Raymond A. Ranelli	Director	March 15, 2004

Raymond A. Ranelli

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

3.     Exhibits required by Item 601 of Regulation S-K:

EXHIBIT NO.	DESCRIPTION
31.1	Certification of Principal Executive Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith)
31.2	Certification of Principal Financial Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002 (Filed herewith)
32.1	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code—Chief Executive Officer
32.2	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code—Chief Financial Officer

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MANTECH INTERNATIONAL CORPORATION

By: /s/ GEORGE J. PEDERSEN
Name: George J. Pedersen
Title: Chairman of the Board of Directors, Chief Executive Officer and President

Date:     April 2, 2004

By: /s/ RONALD R. SPOEHEL
Name: Ronald R. Spoehel
Title: Executive Vice President and Chief Financial Officer

Date:      April 2, 2004

EXHIBIT 31.1

CERTIFICATION

I, George J. Pedersen, certify that:

1.	I have reviewed this annual report on Form 10-K/A of ManTech International Corporation;

2.	Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.	Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.	The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

a)	Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b)	[omitted pursuant to the guidance of Release No. 33-8283 (June 5, 2003)];

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

Date:     April 2, 2004

By: /s/ GEORGE J. PEDERSEN
Name: George J. Pedersen
Title: Chairman of the Board of Directors, Chief Executive Officer and President

EXHIBIT 31.2

CERTIFICATION

I, Ronald R. Spoehel, certify that:

1.	I have reviewed this annual report on Form 10-K/A of ManTech International Corporation;

2.	Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.	Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.	The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

a)	Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b)	[omitted pursuant to the guidance of Release No. 33-8283 (June 5, 2003)];

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

Date:     April 2, 2004

By: /s/ RONALD R. SPOEHEL
Name: Ronald R. Spoehel
Title: Executive Vice President, Chief Financial Officer and Director

EXHIBIT 32.1

CERTIFICATION

In connection with the ManTech International Corporation (the “Company”) Annual Report on Form 10-K/A for the year ended December 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, George J. Pedersen, Chief Executive Officer of the Company, certify pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, to the best of my knowledge, that:

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

Date: April 2, 2004

By: /s/ GEORGE J. PEDERSEN
Name: George J. Pedersen
Title: Chairman of the Board of Directors, Chief Executive Officer and President

EXHIBIT 32.2

CERTIFICATION

In connection with the ManTech International Corporation (the “Company”) Annual Report on Form 10-K/A for the year ended December 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Ronald R. Spoehel, Chief Financial Officer of the Company, certify pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, to the best of my knowledge, that:

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

Date: April 2, 2004

By: /s/ RONALD R. SPOEHEL
Name: Ronald R. Spoehel
Title: Executive Vice President, Chief Financial Officer and Director