Form 10-Q
period 2004-03-31
MANTECH INTERNATIONAL CORP
filed 2004-05-10
CIK 892537

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File No. 000-49604

ManTech International Corporation

(Exact name of registrant as specified in its charter)

Delaware	22-1852179
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

12015 Lee Jackson Highway, Fairfax, VA	22033
(Address of principal executive offices)	(Zip Code)

(703) 218-6000

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). ☒ Yes ☐ No

As of May 6, 2004, there were issued and outstanding 17,103,718 shares of our Class A Common Stock and 15,075,293 shares of our Class B Common Stock.

MANTECH INTERNATIONAL CORPORATION

PART I – FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements and Notes

MANTECH INTERNATIONAL CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in Thousands)

	(unaudited)
	March 31, 2004	December 31, 2003
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$4,547	$9,166
Cash in escrow	830	829
Receivables—net	212,959	204,539
Prepaid expenses and other	17,457	17,527
Assets held for sale	1,326	1,332

Total current assets	237,119	233,393
Property and equipment—net	10,887	10,920
Goodwill	151,047	149,548
Other intangibles	21,534	15,741
Investments	5,983	5,560
Employee supplemental savings plan assets	11,496	10,594
Other assets	10,823	10,378

TOTAL ASSETS	$448,889	$436,134

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of debt	$78	$77
Accounts payable and accrued expenses	40,384	45,157
Accrued salaries and related expenses	26,344	30,548
Deferred income taxes	26,300	20,092
Billings in excess of revenue earned	5,880	4,514
Liabilities held for sale	1,128	1,164

Total current liabilities	100,114	101,552
Debt—net of current portion	25,500	25,184
Accrued retirement	12,833	11,914
Other long-term liabilities	5,660	5,178
Deferred income taxes	5,221	4,553
Minority interest	51	49

TOTAL LIABILITIES	149,379	148,430

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Common stock, Class A	171	170
Common stock, Class B	151	151
Additional paid in capital	212,859	212,564
Retained earnings	87,342	76,003
Accumulated other comprehensive loss	(1,013)	(1,184)
Deferred compensation	640	640
Shares held in grantor trust	(640)	(640)

TOTAL STOCKHOLDERS’ EQUITY	299,510	287,704

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$448,889	$436,134

See notes to condensed consolidated financial statements.

MANTECH INTERNATIONAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Dollars in Thousands Except Per Share Amounts)

	(unaudited)
	Three months ended March 31,
	2004	2003
REVENUES	$202,769	$148,123
COST OF SERVICES	163,574	119,782

GROSS PROFIT	39,195	28,341

COSTS AND EXPENSES:
General and administrative	18,536	14,739
Depreciation and amortization	1,298	935

Total costs and expenses	19,834	15,674

INCOME FROM OPERATIONS	19,361	12,667
Interest expense	542	334
Other (income) expense	(302)	622

INCOME BEFORE PROVISION FOR INCOME TAXES AND MINORITY INTEREST	19,121	11,711
Provision for income taxes	(7,779)	(4,748)
Minority interest	(2)	(1)

NET INCOME	$11,340	$6,962

BASIC EARNINGS PER SHARE	$0.35	$0.22

Weighted average common shares outstanding	32,129,949	31,915,814

DILUTED EARNINGS PER SHARE	$0.35	$0.22

Weighted average common shares outstanding	32,358,250	31,935,340

See notes to condensed consolidated financial statements.

MANTECH INTERNATIONAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in Thousands)

	(unaudited)
	Three months ended March 31,
	2004	2003
NET INCOME	$11,340	$6,962
OTHER COMPREHENSIVE INCOME (LOSS):
Cash flow hedge	104	86
Translation adjustments	67	(35)

Total other comprehensive income	171	51

COMPREHENSIVE INCOME	$11,511	$7,013

See notes to condensed consolidated financial statements.

MANTECH INTERNATIONAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in Thousands)

	(unaudited)
	Three months ended March 31,
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$11,340	$6,962
Adjustments to reconcile net income to net cash used in operating activities:
Equity in (earnings) losses of affiliates	(115)	874
Increase (Decrease) in deferred income taxes	6,900	(570)
Minority interest in income of consolidated subsidiaries	1	1
Loss on disposals of property and equipment	4	—
Depreciation and amortization	1,710	1,412
Change in assets and liabilities—net of effects from acquired and discontinued businesses:
(Increase) in contract receivables	(8,412)	(9,627)
(Increase) in prepaid expenses and other	(1,279)	(2,278)
(Decrease) in accounts payable and accrued expenses	(6,253)	(3,019)
(Decrease) Increase in accrued salaries and related expenses	(4,165)	3,079
Increase in billings in excess of revenue earned	1,362	1,582
Increase in deferred rent	49	9
Increase in accrued retirement	919	121

Net cash provided by (used in) operating activities of operations	2,061	(1,454)

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in property and equipment	(793)	(879)
Proceeds from sales of property and equipment	1	—
Investment in capitalized software products	(111)	(504)
Acquisition of Businesses	(6,509)	(66,691)

Net cash used in investing activities of operations	(7,412)	(68,074)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of not-to-compete financings	—	(1,000)
Proceeds from exercise of stock options	256
Net increase in borrowings under lines of credit	501	—

Net cash provided by (used in) financing activities of operations	757	(1,000)

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	4	33

NET CASH (USED IN) PROVIDED BY DISCONTINUED OPERATIONS	(29)	2,050

NET (DECREASE) IN CASH AND CASH EQUIVALENTS	(4,619)	(68,445)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	9,166	81,096

CASH AND CASH EQUIVALENTS, END OF PERIOD	$4,547	$12,651

See notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Three Months Ended March 31, 2004 and 2003 (unaudited)

1. Introduction and Overview

ManTech is a leading provider of innovative technologies and solutions for mission-critical national security programs for the intelligence community, the Department of Defense, Department of State and other U.S. federal government customers. The Company’s expertise includes software development, enterprise security architecture, information assurance, intelligence operations support, network and critical infrastructure protection, information technology, communications integration and engineering support. With more than 5,000 highly qualified employees, the Company operates in the United States and over 30 countries worldwide.

2. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in the annual financial statements, prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted pursuant to those rules and regulations. We recommend that you read these unaudited condensed consolidated financial statements in conjunction with the financial statements and related notes included in our annual report on Form 10-K, for the fiscal year ended December 31, 2004, previously filed with the SEC. We believe that the unaudited condensed consolidated financial statements in this Form 10-Q reflect all adjustments (consisting of normal recurring adjustments and some non-recurring adjustments discussed elsewhere herein) that are necessary to present fairly the financial position, results of operations and cash flows for the interim periods. The results of operations for such interim periods are not necessary indicative of the results for the full year.

Stock-Based Compensation—As permitted under Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation, the Company accounts for stock-based compensation plans using the intrinsic value method under the recognition and measurement principles of Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees,and related Interpretations. No stock-based employee compensation cost is reflected in the net income, as all options granted under the Company’s stock-based compensation plans had an exercise price equal to the market value of the underlying common stock on the date of grant. In accordance with the provisions of SFAS No. 148, Accounting for Stock-Based Compensation –Transition and Disclosure, the following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation (in thousands, except per share data).

	Three Months Ended March 31,
	2004	2003
Net income, as reported	$11,340	$6,962
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(122)	(755)

Pro forma net income	$11,218	$6,207

Earnings per share:
Basic – as reported	$0.35	$0.22
Basic – pro forma	0.35	0.19
Diluted – as reported	0.35	0.22
Diluted – pro forma	0.35	0.19

The Company typically issues 10-year options that vest annually over a three-year period from the date of grant. For disclosure purposes, the fair value of each option is estimated on the date of grant using the Black-Scholes (Minimum Value) option-pricing model. The following weighted-average assumptions were used for option grants during the three months ended March 31, 2004 and 2003, respectively: dividend yield of zero percent; expected volatility of 33.4% and 33.6%; expected average lives of 3 years; and, risk-free interest rates of 2.17% and 2.07%.

3. Earnings Per Share

Basic earnings per share has been computed by dividing net income by the weighted average number of common shares outstanding during each period. Shares issued during the period and shares re-acquired during the period, if any, are weighted for the portion of the period for which they were outstanding. Diluted earnings per share have been computed in a manner consistent with that of basic earnings per share while giving effect to all potentially dilutive common shares that were outstanding during each period. The weighted average number of common shares outstanding is computed as follows:

	Three months ended March 31,
	2004	2003
Basic weighted average common shares outstanding	32,129,949	31,915,814
Effect of potential exercise of stock options	228,301	19,526

Diluted weighted average common shares outstanding	32,358,250	31,935,340

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

The components of goodwill and other intangibles are as follows (in thousands):

	March 31, 2004	December 31, 2003
Goodwill	$161,154	$159,655
Other intangibles	33,312	26,610

	194,466	186,265
Less: Accumulated amortization	(21,885)	(20,976)

	$172,581	$165,289

As of March 31, 2004, we had intangibles that consisted of the following (in thousands):

	March 31, 2004
	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets:
Contract rights	$24,510	$5,999
Capitalized software	8,802	5,779

	$33,312	$11,778

For the three months ended March 31, 2004, we had aggregate amortization expense of $909,000. We estimate that we will have the following amortization expense for the future periods indicated below (in thousands):

For the remaining nine months ending December 31, 2004	$4,153
For the year ending:
December 31, 2005	4,749
December 31, 2006	3,625
December 31, 2007	3,075
December 31, 2008	2,756
December 31, 2009	1,602

5. Business Segment and Geographic Area Information

The Company operates as one segment, delivering a broad array of information technology and technical services solutions under contracts with the U.S. Government, state and local governments, and commercial customers. The Company’s federal government customers typically exercise independent contracting authority, and even offices or divisions within an agency or department may directly, or through a prime contractor, use the Company’s services as a separate customer, so long as that customer has independent decision-making and contracting authority within its organization. For example, under a blanket purchasing agreement with one of the Army’s contracting agencies, program managers throughout the Army and from other services and defense agencies are able to purchase a wide range of the Company’s solutions. Even though task orders under this agreement together accounted for 12.8% and 6.0% of the Company’s revenues for the quarters ending March 31, 2004 and March 31, 2003 respectively, no one task order represented more than 5.3% and 4.5% of the Company’s revenues during those same periods. One customer accounted for 13.2% and 10.9% of the Company’s accounts receivable as of March 31, 2004 and December 31, 2003 respectively. In addition, there were no sales to any customers within a single country (except for the United States) where the sales accounted for 10% or more of total revenue. The Company treats sales to U.S. Government customers as sales within the United States regardless of where the services are performed. Substantially all assets of continuing operations were held in the United States for the periods ended March 31, 2004 and 2003. Revenues by geographic customer and the related percentages of total revenues for the periods ended March 31, 2004 and 2003 were as follows (in thousands):

	Three months ended March 31,
	2004	2003
United States	$202,314	$147,046
International	455	1,077

	$202,769	$148,123

United States	99.8%	99.3%
International	0.2	0.7

	100.0%	100.0%

6. Revenues and Receivables

The Company delivers a broad array of information technology and technical services solutions under contracts with the U.S. Government, state and local governments, and commercial customers. Revenues from the U.S. Government under prime contracts and subcontracts, as compared to total contract revenues, were approximately 98.6% and 97.1% for the periods ended March 31, 2004 and 2003, respectively. The components of contract receivables are as follows (in thousands):

	March 31, 2004	December 31, 2003
Billed receivables	$134,570	$140,858
Unbilled receivables:
Revenues recorded in excess of milestone billings on fixed price contracts	42,344	30,796
Amounts currently billable	26,267	21,652
Indirect costs incurred in excess of provisional billing rates	5,019	7,438
Retainage	4,165	3,396
Revenues recorded in excess of estimated contract value or funding	4,000	3,473
Allowance for doubtful accounts	(3,406)	(3,074)

	$212,959	$204,539

Revenues recorded in excess of milestone billings on fixed-price contracts consists of amounts not expected to be billed within the next month. Amounts currently billable consist principally of amounts to be billed within the next month. Indirect cost rates in excess of provisional billing rates on U.S. government contracts are generally billable at actual rates less a reduction of 0.5% of the actual general and administrative rate base before a Defense Contract Audit Agency (DCAA) audit is completed. The balance remaining, as well as any retainage, is billable upon completion of the DCAA audit. Revenues recorded in excess of contract value or funding are billable upon receipt of contractual amendments.

7. Stockholders’ Equity

Follow-on Public Offering—The Company closed its follow-on public offering on December 20, 2002. Net proceeds to the Company were approximately $90.9 million, after deducting the estimated expenses related to the offering and the portion of the underwriting discount payable by the Company. Proceeds from the offering were used in 2003 to fund the Company’s acquisition of Integrated Data Systems Corporation and MSM Security Services, Inc., on February 28, 2003 and March 5, 2003, for $62.7 million and $4.9 million, respectively.

8. Commitments and Contingencies

Payments to the Company on cost-reimbursable contracts with the U.S. Government are provisional payments subject to adjustment upon audit by the DCAA. Audits through 2001 have been completed and resulted in no material adjustments. The audits for 2002 and 2003 are not expected to have a material effect on the results of future operations.

In the ordinary course of business, ManTech is involved in certain governmental and legal proceedings, claims and disputes, and has litigation pending under several suits. Management believes that the ultimate resolution of these matters will not have a material effect on the Company’s financial position or results of operations.

9. Acquisitions

Integrated Data Systems Corporation—On February 28, 2003, the Company acquired 100 percent of the outstanding common stock of Integrated Data Systems Corporation (IDS). The results of operations for IDS have been included in the Company’s consolidated financial statements since that date. Founded in 1990, IDS delivers technology solutions and products in four core areas: software development, systems engineering/networking, information assurance, and government acquisition/procurement support software. IDS has developed secure, advanced messaging and collaboration applications and solutions in support of a wide variety of national security networks and systems. IDS is also one of Microsoft’s leading certified partners supporting U.S. Government classified intelligence community programs. Most of the 230 IDS employees hold Top Secret security clearances, with additional special accesses to compartmented programs.

The cash purchase price was approximately $62.7 million, net of cash on hand, excluding $1.0 million of acquisition-related costs, and is subject to an earnout provision. The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition (in thousands):

February 28, 2003
Current assets	$14,455
Property and equipment—net	1,364
Goodwill	50,707
Intangible asset	7,500
Other assets	84
Other current liabilities	(7,353)
Deferred rent	(199)

$66,558

$7.5 million of the acquired intangible assets was assigned to contract rights and is being amortized on a straight-line basis over a period of eight years.

The following represents the unaudited pro forma results of operations as if the acquisition of IDS had been completed as of January 1, 2003 (in thousands, except per share amounts):

Pro Forma Three Months Ended March 31, 2003
Revenues	$158,446
Income from operations	13,670
Net income	7,390
Diluted earnings per share	0.23

MSM Security Services, Inc.—On March 5, 2003, the Company acquired 100 percent of the outstanding common stock of MSM Security Services, Inc. (MSM), a Maryland-based provider of Personnel Security Investigation (PSI) services to the U.S. Government. Pursuant to the acquisition agreement, the Company was entitled to include the results of operations for MSM in its consolidated financial statements effective March 1, 2003. MSM specializes in PSI services for the U.S. Government, having completed over 250,000 background investigations since its founding in 1978. MSM has active investigation contracts to support the United States Customs Service, Defense Security Service (DSS), the intelligence community, and other federal government agencies.

The cash purchase price was approximately $4.9 million, of which $2.2 million was paid to MSM shareholders and $2.7 was used to repay existing MSM debt. The cash purchase price excludes $0.2 million of acquisition-related costs and an earnout provision.

Acquisition of Certain Assets from Affiliated Computer Services, Inc. – On February 8, 2004, the Company acquired certain assets from Affiliated Computer Services, Inc. (ACS), a provider of systems engineering, network administration, program management, and communications systems support to Department of Defense customers. The assets acquired from ACS include contracts for providing support to the U.S. Air Force Electronic Systems Center’s Information Technology Services Program. Services provided through these contracts include information technology services, such as program management, systems engineering, network engineering and administration, test and evaluation, and data management.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction and Overview

ManTech is a leading provider of innovative technologies and solutions for mission-critical national security programs for the intelligence community, the Department of Defense, Department of State and other U.S. federal government customers. Our expertise includes software development, enterprise security architecture, information assurance, intelligence operations support, network and critical infrastructure protection, information technology, communications integration and engineering support. With more than 5,000 highly qualified employees, we operate in the United States and over 30 countries worldwide.

We derive revenue primarily from contracts with U.S. Government agencies that are focused on national security. As a result, funding for our programs and services are generally linked to trends in U.S. Government spending in the areas of defense, intelligence and homeland security. Leading up to and following the terrorist events of September 11, 2001, the U.S. Government substantially increased its overall defense, intelligence and homeland security budgets. Hence, our focus on national security corresponds with our customer’s objective to safeguard the nation. Our business has also benefited from the U.S. Government’s increased use of contractors in support of ongoing and mission-critical operations, due in part to the growing complexity of technology.

Three Months Ended March 31, 2004 Compared to the Three Months Ended March 31, 2003

We experienced a substantial increase in revenue in the first quarter of 2004, compared to the first quarter of 2003, due to a surge in our defense system support for activities in Iraq, Europe and the United States and the overall increased spending for national and homeland security, as well as our recent acquisitions. Operating profits for the quarter also grew substantially, benefiting from a decrease in our general and administrative expenses as a percentage of revenues.

Revenues

Revenues increased 36.9% to $202.8 million for the three months ended March 31, 2004, compared to $148.1 million for the same period in 2003. This increase is partially attributable to a full quarter of revenues from the Integrated Data Systems Corporation (IDS) and MSM Security Services, Inc. (MSM) businesses that were acquired February 28, and March 5, 2003, respectively. Additionally, technical services provided in connection with relocating an Army Special Operations Command of $4 million, and forward deployment support in Iraq and Afghanistan of $3 million, contributed to our increase in revenue for the first quarter of 2004. We derived approximately 43.3% of our revenue for the three months ended March 31, 2004 from work under GSA schedule contracts, compared with approximately 36.4% for the same period in 2003. Subcontracts accounted for 12.9% of our revenue for the three months ended March 31, 2004, compared with 10.8% for the same period in 2003. We anticipate that quarterly revenues will continue at this level, or slightly higher levels, largely because of the United States’ continuing efforts on the war on terrorism.

Cost of services

Cost of services increased 36.6% to $163.6 million for the three months ended March 31, 2004, compared to $119.8 million for the same period in 2003. As a percentage of revenues, cost of services decreased 0.2%, to 80.7% for the three months ended March 31, 2004, compared to 80.9% for the same period in 2003. Direct labor costs increased by 28.8% primarily due to an increase in personnel. For the three months ended March 31, 2004, other direct costs increased by 49.4% over first quarter 2003, from $43.3 million to $64.7 million. As a percentage of revenues, other direct costs increased from 29.3% for the three months ended March 31, 2003 to 31.9% for the same period in 2004, due to increased pass-through sales during the period. This increase in other direct costs for the quarter was also related to one-time procurements and escalated procurements in support of the relocation and deployment items referenced above. For the three months ended March 31, 2004, overhead personnel and facilities costs decreased 0.1% as a percentage of revenue, compared to the same period in 2003.

Gross profit

Gross profit increased 38.3% to $39.2 million for the three months ended March 31, 2004, compared to $28.3 million for the same period in 2003. Gross profit margin was 19.3% for the three months ended March 31, 2004, compared to 19.1% for the same period in 2003. Profits for the first quarter 2004 include a one-time profit of $1.0 million on a fixed-price contract attributable to performance improvements.

General and administrative

General and administrative expenses increased 25.8% to $18.5 million for the three months ended March 31, 2004, compared to $14.7 million for the same period in 2003. The increased expenses reflect additional management personnel and infrastructure related to our acquisitions that are necessary to support the growth of our business. As a percentage of revenues, general and administrative expenses decreased from 10.0% for the three months ended March 31, 2003 to 9.1% for the same period in 2004, as a result of operating efficiencies.

Depreciation and amortization

Depreciation and amortization expense increased 38.8% to $1.3 million for the three months ended March 31, 2004, compared to $0.9 million for the same period in 2003. This increase resulted from an additional $0.3 million of amortization of intangible assets established in connection with our acquisitions, as well as $0.1 million of additional depreciation expense.

Income from operations

Income from operations increased 52.8% to $19.4 million for the three months ended March 31, 2004, compared with $12.7 million for the same period in 2003. This increase was primarily a result of the increase in revenues relative to the cost of services and administrative costs, as well as the increase in gross profit, as described above.

Interest Expense

Interest expense increased 62.3% to $542,000 for the three months ended March 31, 2004, compared with $334,000 for the same period in 2003. We collected a significant portion of the quarter’s receivables in March. The increase in interest expense is a result of increased borrowing under lines of credit during the quarter and changes in our borrowing rate. The average levels of indebtedness were approximately $29.5 million and $25 million, in the three months ended March 31, 2004 and March 31, 2003, respectively.

Other Income (Expense)

Other income for the first quarter of 2004 consisted primarily of income from an investment in a joint venture and foreign currency conversion gain. Other expense in the first quarter of 2003 consisted of a $1 million net loss incurred by an affiliate (that was subsequently sold in October 2003) accounted for under the equity method of accounting. That loss was partially offset by income from investment in a joint venture and foreign currency conversion gains.

Net income

Net income increased 62.9% to $11.3 million for the three months ended March 31, 2004, compared to $7.0 million for the same period in 2003. The increase resulted from $6.7 million of additional operating income, offset by increased interest expense of $0.2 million. Other expense decreased by 148.6% compared to the same period in the prior year, primarily as a result of a first quarter 2003 net loss incurred by one of our affiliates, which was accounted for under the equity method of accounting. Our effective tax rate for the three months ended March 31, 2004 and March 31, 2003 was 40.7% and 40.5%, respectively.

Backlog

At March 31, 2004 and December 31, 2003, our backlog was $1.4 billion and $1.5 billion, respectively, of which $352 million and $375 million, respectively, was funded backlog. At March 31, 2003, our backlog was $1.4 billion, of which $278 million was funded backlog. Backlog and funded backlog represent estimates that we calculate on a consistent basis.

Liquidity and Capital Resources

The Company’s primary source of liquidity is cash provided by operations and our revolving credit facility. Generally, cash provided by operating activities is adequate to fund our operations. Net proceeds of $67.6 million from our follow-on public offering in 2002 were used to fund our acquisitions and related expenses of IDS and MSM during the first quarter of 2003.

Cash provided by (used in) operating activities

Cash provided by operating activities of operations for the three months ended March 31, 2004 was $2.1 million, compared to $1.5 million of cash used in operating activities for the three months ended March 31, 2003. In the quarter ended March 31, 2004, cash provided by operating activities was primarily the result of an increase in net income of $11.3 million, deferred income taxes of $6.9 million, and a decrease in accounts payable of $6.3 million, offset by an increase of contract receivables of $8.4 million, and a decrease of accrued salary and related expenses of $4.2 million.

Cash used in investing activities

Cash used in investing activities of operations was $7.4 million for the three months ended March 31, 2004, compared to $68.1 million for the same period in 2003. Investing activities in the first quarter of 2004 included the acquisition of certain assets from Affiliated Computer Services, Inc. for $6.5 million, and purchases of property of $0.8 million. Investing activities in the first quarter of 2003 included the acquisitions of IDS and MSM for $61.6 million and $5.1 million, respectively, purchases of property and equipment of $0.9 million, and investments in intellectual property of $0.5 million. Investing activities have primarily consisted of investments in intellectual property, acquisitions of businesses, investments and loans to affiliates and purchases of property and equipment.

Cash provided by financing activities

Cash provided by financing activities of operations was $0.8 million for the three months ended March 31, 2004, compared to cash used in financing activities of $1.0 million for the three months ended March 31, 2003. The net cash provided in the first quarter of 2004 resulted primarily from an increase in our borrowings of $0.5 million and proceeds from the exercise of stock options of $0.3 million. The net cash used in the first quarter of 2003 resulted primarily from our payment of the final installment of a not-to-compete financing.

Credit Agreement

On February 25, 2004, we executed the Amended and Restated Credit and Security Agreement with Citizens Bank of Pennsylvania, KeyBank National Association, Branch Banking and Trust Company of Virginia, Chevy Chase Bank, F.S.B., and Riggs Bank, N.A., in order to increase the capacity available under our prior loan agreement. The agreement initially provides for a $125.0 million revolving credit facility that can be increased to $200.0 million. The maturity date of the agreement is February 25, 2009. Under the agreement, we are required to maintain specified financial covenants relating to asset coverage, fixed charge coverage, and debt coverage. The agreement also places limitations on additional borrowings, mergers, and related-party transactions, payment of dividends, and contains limitations with respect to capital expenditures. Borrowings under the agreement are collateralized by our assets and bear interest at the London Interbank Offered Rate (LIBOR), or the lender’s base rate, plus market-rate spreads that are determined based on a company leverage ratio calculation. To manage our exposure to the fluctuations in these variable interest rates, we executed an interest swap in December 2001. The swap agreement has a notional principal amount of $25.0 million and currently has a fixed LIBOR rate of 6.83%. As of March 31, 2004, we were in compliance with all material covenants under the Credit Agreement.

We believe the capital resources available to us under our credit agreements and cash from our operations are adequate to fund our ongoing operations and to support the internal growth we expect to achieve for at least the next 12 months. We anticipate financing our external growth from acquisitions and our longer-term internal growth through one or more of the following sources: cash from operations; additional borrowing; issuance of equity; use of the existing revolving facility; or a refinancing of our credit facilities.

Off-Balance Sheet Arrangements

Effective June 20, 2003, our lenders issued two letters of credit to Fianzas Guardiana Inbursa, S.A. (FGI) on behalf of GSE Systems, Inc. (GSE). Prior to October 21, 2003, we held common and preferred stock in GSE and accounted for this investment using the equity method. The first letter of credit supports an advance payment bond of approximately $1.8 million, issued by FGI to a customer of GSE’s power business, and has a term of 30 months. The second letter of credit supports a performance bond of approximately $1.3 million issued by FGI to the same customer, and has a term of 42 months. FGI can draw upon both letters of credit in the event that the performance bonds are drawn on by the customer, which would only occur in the event of a contractual default by GSE. In the event that the letters of credit are drawn upon, we have entered into a collateral agreement with GSE whereby GSE has agreed to indemnify us from any and all costs, damages, claims, actions, demands, losses and expenses (including the value of the letters of credit drawn upon, reasonable attorneys’ fees, collection fees or enforcement fees). In exchange for issuing the letters of credit, we received 100,000 warrants to purchase GSE’s common stock at the market price of GSE’s common stock on the close of business on July 8, 2003, and will receive a 7% annual fee, payable on a quarterly basis, calculated on the total amount of the then-existing value of the letters of credit.

In accordance with Financial Accounting Standards Board (FASB) Interpretation (FIN) No. 45, we have established a $3.1 million long-term liability for these guarantees and have increased the carrying value of our investment in GSE by an equivalent amount.

Discontinued Operations

In September 2001, the Company decided to exit certain lines of business involving foreign operations or operations that primarily serve commercial customers. Since then, we have disposed of several of our businesses and have classified them as discontinued operations in our consolidated financial statements. We concluded the disposal of all of these businesses prior to December 31, 2002, except our Australia-based software solutions business, which we sold in February 2003.

Critical Accounting Estimates and Policies

Critical accounting policies are defined as those policies that reflect significant judgments and uncertainties, and can potentially result in materially different results under different assumptions and conditions. Application of these policies is particularly important to the portrayal of our financial condition and results of operations.

Revenue Recognition and Cost Estimation

We recognize revenue when persuasive evidence of an arrangement exists, services have been rendered, the contract price is fixed or determinable, and collectibility is reasonably assured. We have a standard internal process that we use to determine whether all required criteria for revenue recognition have been met. This standard internal process includes a monthly review of contract revenues and expenses by several levels of management. This review covers, among other matters, progress against schedule, project staffing and levels of effort, risks and issues, subcontract management, incurred and estimated costs, and disposition of prior action items, and is designed to determine whether the overall progress on a contract is consistent with the effort expended and revenue recognized to date.

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

We derive the majority of our revenue from cost-plus-fixed-fee, cost-plus-award-fee, firm-fixed-price, or time-and-materials contracts. Absent evidence to the contrary, we recognize revenue as follows: under cost-plus-fixed or award-fee contracts, revenues are recognized as costs are incurred and include an estimate of applicable fees earned; under firm-fixed-price contracts, revenues are estimated on the percentage of completion method, on the basis of costs incurred in relation to estimated total costs, or upon delivery of specific products or services, as appropriate; for time-and-material contracts, revenues are computed by multiplying the number of direct labor-hours expended in the performance of the contract by the contract billing rates and adding other billable direct costs. Performance incentives are incorporated in certain contracts, which provide increased and decreased revenues based on actual performance compared to established targets. Incentives based upon cost performance are recorded when earned and other incentives and awards are recorded when the amounts are earned and can be reasonably determined, or are awarded. In certain circumstances, revenues are recognized when contract amendments have not been finalized. Prior to agreeing to commence work directed by the customer and before receipt of the written modification or amendment to the existing contract, we require the completion of an internal memo that assesses the probability of the modification being executed in a timely fashion and our ability to subsequently collect payment from the customer.

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

Goodwill

Goodwill represents the excess of cost over the fair value of net tangible and identifiable intangible assets of acquired companies. Effective January 1, 2002, we adopted SFAS No. 142, and no longer amortize goodwill; rather, we review goodwill at least annually for impairment. We have elected to perform this review annually on June 30 of each calendar year.

Other Matters

Our significant accounting policies, including the critical policies listed above, are described in the notes to the consolidated financial statements for the year ended December 31, 2003, included in our Annual Report on Form 10-K filed with the SEC on March 15, 2004.

Forward-Looking Statements

This quarterly report on Form 10-Q contains forward-looking statements that involve substantial risks and uncertainties, many of which are outside of our control. ManTech believes these statements to be within the definition of the Private Securities

Litigation Reform Act of 1995. You can identify these statements by forward-looking words such as “may,” “will,” “expect,” “intend,” “anticipate,” “believe,” “estimate,” “continue” and other similar words. You should read statements that contain these words carefully because they discuss our future expectations, make projections of our future results of operations or financial condition or state other “forward-looking” information.

We believe that it is important to communicate our future expectations to our investors. However, there may be events in the future that we are not able to predict accurately or control. The factors that could cause actual results to differ materially from anticipated results include, but are not limited to, the following:

•	adverse changes in U.S. Government spending priorities;

•	failure to retain existing U.S. Government contracts or win new contracts;

•	failure to obtain option awards, task orders or funding under contracts;

•	risk of contract performance or termination;

•	adverse results of U.S. Government audits of our government contracts;

•	risks associated with complex U.S. Government procurement laws and regulations;

•	failure to successfully integrate recently acquired companies or businesses into our operations or to realize any accretive or synergistic effects from such acquisitions;

•	failure to identify, execute or effectively integrate future acquisitions; and

•	additional costs associated with complying with new laws and regulations relating to corporate governance issues.

These and other risk factors are more fully described and discussed in our Annual Report on Form 10-K, filed with the SEC on March 15, 2004, and from time to time, in our other filings with the SEC. The statements in this quarterly report are made as of the date of this quarterly report, and we undertake no obligation to update any of the forward looking statements made herein, whether as a result of new information, future events, changes in expectations or otherwise.

Item 3.	Quantitative and Qualitative Disclosure about Market Risk

Our exposure to market risk relates to changes in interest rates for borrowings under our senior term loan and revolving credit facility. These borrowings bear interest at variable rates. As of March 31, 2004, we had $25.5 million in borrowings outstanding under our revolving credit facility. A hypothetical 10% increase in interest rates would have increased our interest expense for the three months ended March 31, 2004 by less than $0.1 million.

In December 2001, we entered into an interest swap agreement in order to reduce our exposure associated with the market volatility of fixed London Interbank Offered Rate (LIBOR) interest rates. This agreement has a notional principal amount of $25.0 million and, as of March 31, 2004, had a rate of 6.83%. This agreement is a hedge against revolving debt of $25.0 million, which bears interest at monthly floating LIBOR plus 1.00%. At stated monthly intervals the difference between the interest on the floating LIBOR-based debt and the interest calculated in the swap agreement are settled in cash. The value of the swap at March 31, 2004 was a negative $2.3 million.

We do not use derivative financial instruments for speculative or trading purposes. We invest our excess cash in short-term, investment grade, interest-bearing securities. Our investments are made in accordance with an investment policy approved by the board of directors. Under this policy, no investment securities can have maturities exceeding one year, and the average maturity of the portfolio cannot exceed 90 days.

Item 4.	Controls and Procedures

As of March 31, 2004, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, management evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 of the Exchange Act. Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer) have concluded that our disclosure controls and procedures were effective, as of March 31, 2004, such that the information relating to us that is required to be disclosed in our reports filed with the SEC (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

There were no significant changes in our internal control over financial reporting during the three months ended March 31, 2004 that have materially affected, or are reasonable likely to materially affect, the internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

From time to time, we are subject to legal proceedings, investigations, claims and disputes that arise in the ordinary course of its business. Although we cannot predict the outcomes of these and other legal proceedings, investigations, claims and disputes, based on the information now available to us, we do not believe that the ultimate resolution of these matters, either individually or in the aggregate, will have a material adverse effect on our business, prospects, financial condition or operating results.

Item 6.	Exhibits and Reports on Form 8-K

(a) Exhibits required by Item 601 of Regulation S-K:

EXHIBIT NO.	DESCRIPTION

4.1	Amended and Restated Credit and Security Agreement with Citizens Bank of Pennsylvania, KeyBank National Association, Branch Banking and Trust Company of Virginia, and Chevy Chase Bank, F.S.B., and Riggs Bank, N.A., dated February 25, 2004.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended.

(b) Reports on Form 8-K

FILING DATE	DESCRIPTION

March 10, 2004	On March 10, 2004, the Company filed a report on Form 8-K dated March 10, 2004 containing a transcript of its earnings conference call held on March 3, 2004, announcing ManTech International Corporation’s fourth quarter and year-end financial results for fiscal year 2003, as well as its earnings guidance for the first quarter of fiscal year 2004 and full fiscal year 2004.

March 4, 2004	On March 4, 2004, the Company filed a report on Form 8-K dated March 4, 2004 relating to the issuance of its earnings release announcing its fourth quarter and year-end financial results for fiscal year 2003, as well as its earnings guidance for the first quarter of fiscal year 2004 and full fiscal year 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MANTECH INTERNATIONAL CORPORATION

Date: May 10, 2004	By:	/s/ GEORGE J. PEDERSEN

	Name:	George J. Pedersen
	Title:	Chairman of the Board of Directors, Chief Executive Officer and President

Date: May 10, 2004	By:	/s/ RONALD R. SPOEHEL

	Name:	Ronald R. Spoehel
	Title:	Executive Vice President, Chief Financial Officer and Director