Form 10-Q
period 2004-06-30
MANTECH INTERNATIONAL CORP
filed 2004-08-16
CIK 892537

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

or

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

As of August 9, 2004, there were issued and outstanding 17,283,038 shares of our Class A Common Stock and 15,075,293 shares of our Class B Common Stock.

MANTECH INTERNATIONAL CORPORATION

FORM 10Q

FOR THE QUARTER ENDED JUNE 30, 2004

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

MANTECH INTERNATIONAL CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in Thousands)

	(unaudited)
	June 30, 2004	December 31, 2003
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$6,609	$9,166
Cash in escrow	831	829
Receivables—net	211,201	204,539
Prepaid expenses and other	11,842	17,527
Assets held for sale	1,320	1,332

Total current assets	231,803	233,393
Property and equipment—net	11,705	10,920
Goodwill	148,253	149,548
Other intangibles—net	26,439	15,741
Investments	5,902	5,560
Employee supplemental savings plan assets	11,752	10,594
Other assets	10,720	10,378

TOTAL ASSETS	$446,574	$436,134

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of debt	$66	$77
Accounts payable and accrued expenses	51,026	45,157
Accrued salaries and related expenses	26,137	30,548
Deferred income taxes	7,014	20,092
Billings in excess of revenue earned	6,628	4,514
Liabilities of operations held for sale	1,086	1,164

Total current liabilities	91,957	101,552
Debt—net of current portion	33,000	25,184
Accrued retirement	13,193	11,914
Other long-term liabilities	5,350	5,178
Deferred income taxes	5,221	4,553
Minority interest	52	49

TOTAL LIABILITIES	148,773	148,430

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Common stock, Class A — $0.01 par value: 150,000,000 shares authorized; 17,283,038 and 17,047,820 shares issued and outstanding at June 30, 2004 and December 31, 2003, respectively	173	170
Common stock, Class B — $0.01 par value: 50,000,000 shares authorized; 15,075,293 and 15,075,293 shares issued and outstanding at June 30, 2004 and December 31, 2003, respectively	151	151
Additional paid in capital	216,575	212,564
Retained earnings	82,153	76,003
Accumulated other comprehensive loss	(522)	(1,184)
Unearned ESOP shares	(729)	—
Deferred compensation	640	640
Shares held in grantor trust	(640)	(640)

TOTAL STOCKHOLDERS’ EQUITY	297,801	287,704

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$446,574	$436,134

See notes to condensed consolidated financial statements.

MANTECH INTERNATIONAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Dollars in Thousands except Per Share Amounts)

	(unaudited)		(unaudited)
	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
REVENUES	$198,582	$177,076	$401,351	$325,199
COST OF SERVICES	184,820	144,350	348,394	264,132

GROSS PROFIT	13,762	32,726	52,957	61,067

COSTS AND EXPENSES:
General and administrative	20,569	16,195	39,105	30,934
Depreciation and amortization	1,427	1,242	2,725	2,177

Total costs and expenses	21,996	17,437	41,830	33,111

INCOME (LOSS) FROM OPERATIONS	(8,234)	15,289	11,127	27,956
Interest income (expense), net	(596)	(687)	(1,138)	(1,021)
Other income (expense)	143	352	445	(270)

INCOME (LOSS) BEFORE INCOME TAXES AND MINORITY INTEREST	(8,687)	14,954	10,434	26,665
Income taxes	3,499	(6,075)	(4,280)	(10,823)
Minority interest	(2)	(2)	(4)	(3)

NET INCOME (LOSS)	$(5,190)	$8,877	$6,150	$15,839

BASIC EARNINGS (LOSS) PER SHARE
Net income (loss)	$(.16)	$.28	$.19	$.50

Weighted average common shares outstanding	32,289,318	31,941,783	32,209,633	31,928,870

DILUTED EARNINGS (LOSS) PER SHARE
Net income (loss)	$(.16)	$.28	$.19	$.50

Weighted average common shares outstanding	32,289,318	31,994,687	32,411,365	31,964,829

See notes to condensed consolidated financial statements.

MANTECH INTERNATIONAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in Thousands)

	(unaudited)		(unaudited)
	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
NET INCOME (LOSS)	$(5,190)	$8,877	$6,150	$15,839
OTHER COMPREHENSIVE INCOME:
Cash flow hedge, net of tax	453	27	557	113
Translation adjustments, net of tax	38	120	105	85

Total other comprehensive income	491	147	662	198

COMPREHENSIVE INCOME (LOSS)	$(4,699)	$9,024	$6,812	$16,037

See notes to condensed consolidated financial statements.

MANTECH INTERNATIONAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in Thousands)

	(unaudited)
	Six months ended June 30,
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$6,150	$15,839
Adjustments to reconcile net income to net cash used in operating activities:
Equity in (earnings) losses of affiliates	(278)	781
Decrease in deferred income taxes	(12,410)	(1,928)
Minority interest in income of consolidated subsidiaries	4	3
Loss on disposals of property and equipment	44	11
Depreciation and amortization	3,782	3,107
Changes in assets and liabilities-net of effects from acquired and discontinued businesses:
Contract receivables	(6,662)	(5,752)
Prepaid expenses and other	5,685	(1,643)
Accounts payable and accrued expenses	5,869	(708)
Accrued salaries and related expenses	(4,411)	(3,159)
Billings in excess of revenue earned	2,114	1,988
Accrued retirement	1,279	403
Other	(1,153)	86

Net cash flows from operating activities	13	9,028

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(2,498)	(1,884)
Proceeds from sales of property and equipment	1	1
Investment in capitalized software products	(120)	(1,015)
Acquisition of businesses, net of cash acquired of $2,840 in 2003	(10,969)	(68,279)

Net cash flows from investing activities	(13,586)	(71,177)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of not-to-compete financings	—	(1,000)
Proceeds from exercise of stock options	3,245	160
Net increase in borrowings under lines of credit	7,805	—

Net cash flows from financing activities	11,050	(840)

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	19	(11)

NET CASH FLOWS FROM DISCONTINUED OPERATIONS	(53)	2,317

NET (DECREASE) IN CASH AND CASH EQUIVALENTS	(2,557)	(60,683)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	9,166	81,096

CASH AND CASH EQUIVALENTS, END OF PERIOD	$6,609	$20,413

See notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2004

(Dollars in thousands, except per share amounts or where otherwise noted)

UNAUDITED

1. Introduction and Overview

ManTech is a leading provider of innovative technologies and solutions for mission-critical national security programs for the intelligence community, the Department of Defense, the Department of State, the Department of Justice, the Department of Homeland Security and other federal government customers. Our expertise includes software development, enterprise security architecture, information assurance, intelligence operations support, network and critical infrastructure protection, information technology, communications integration and engineering support. With more than 5,300 highly qualified employees, we operate in the United States and over 30 countries worldwide.

2. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and note disclosures normally included in the annual financial statements, prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted pursuant to those rules and regulations. We recommend that you read these unaudited condensed consolidated financial statements in conjunction with the financial statements and related notes included in our annual report on Form 10-K, for the fiscal year ended December 31, 2003, previously filed with the SEC. We believe that the unaudited condensed consolidated financial statements in this Form 10-Q reflect all adjustments (consisting of normal recurring adjustments and some non-recurring adjustments discussed elsewhere herein) that are necessary to fairly present the financial position, results of operations and cash flows for the interim periods. The results of operations for such interim periods are not necessarily indicative of the results for the full year.

Stock-Based Compensation—As permitted under Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation, we account for our stock-based compensation plan using the intrinsic value method under the recognition and measurement principles of Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. For the quarter ended June 30, 2004, we recognized pre-tax compensation expense of approximately $28 thousand. No compensation cost was recognized for issuances under the plan in the quarter ended June 30, 2003, and the exercise price of all other options granted pursuant to the plan was not less than 100% of the fair market value of the shares on the date of grant. In accordance with the provisions of SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure, the following table illustrates the effect on net income and earnings per share if we had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation (in thousands, except per share data).

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Net income (loss), as reported	$(5,190)	$8,877	$6,150	$15,839
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(822)	(545)	(944)	(735)

Pro forma net income (loss)	$(6,012)	$8,332	$5,206	$15,104

Earnings (loss) per share:
Basic – as reported	$(0.16)	$0.28	$0.19	$0.50
Basic – pro forma	(0.19)	0.26	0.16	0.47
Diluted – as reported	(0.16)	0.28	0.19	0.50
Diluted – pro forma	(0.19)	0.26	0.16	0.47

We typically issue 10-year options that vest annually over a three-year period from the date of grant. For disclosure purposes, the fair value of each option is estimated on the date of grant using the Black-Scholes (Minimum Value) option-pricing model. The following weighted-average assumptions were used for option grants during the three months ended June 30, 2004 and 2003, respectively: dividend yield of zero percent; expected volatility of 33.4%; expected average lives of 3 years; and risk-free interest rates of 2.9% and 2.07%.

3. Earnings per Share

Basic earnings per share has been computed by dividing net income by the weighted average number of common shares outstanding during each period. Shares issued during the period and shares re-acquired during the period, if any, are weighted for the portion of the period for which they were outstanding. Diluted earnings per share have been computed in a manner consistent with that of basic earnings per share, while giving effect to all potentially dilutive common shares that were outstanding during each period. The weighted average number of common shares outstanding is computed as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Basic weighted average common shares outstanding	32,289,318	31,941,783	32,209,633	31,928,870
Effect of potential exercise of stock options	—	52,904	201,732	35,959

Diluted weighted average common shares outstanding	32,289,318	31,994,687	32,411,365	31,964,829

For the three months ended June 30, 2004, diluted weighted average common shares outstanding did not include the effect of 227,447 potentially exercisable stock options, as their effect would have been anti-dilutive.

4. Goodwill and Other Intangibles

Effective January 1, 2002, we adopted SFAS No. 142, Goodwill and Other Intangible Assets. SFAS 142 requires, among other things, the discontinuance of goodwill amortization. Under SFAS 142, goodwill is to be reviewed at least annually for impairment; we have elected to perform this review annually during the second quarter each calendar year. No adjustments were necessary in the results of operations in quarters ended June 30, 2004 and 2003.

During 2004, we completed the purchase price allocation of the assets acquired in the Integrated Data Systems Corporation (IDS) transaction. Pursuant to the valuation, there was no change to the amount of the total intangible assets; however, we reclassified $4.6 million of the allocated purchase price from goodwill to other intangibles for amounts related to contract backlog, customer relationships and capitalized software. The impact related to adjustments in amortization expense for these intangibles was not significant.

The components of goodwill and other intangibles are as follows (in thousands):

	June 30, 2004	December 31, 2003
Goodwill	$158,359	$159,655
Other intangibles	39,465	26,610

	197,824	186,265
Less: Accumulated amortization	(23,132)	(20,976)

	$174,692	$165,289

As of June 30, 2004, we had intangibles that consisted of the following (in thousands):

	June 30, 2004
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizable intangible assets:
Contract rights and customer relationships	$30,363	$6,828	$23,535
Capitalized software	9,102	6,198	2,904

	$39,465	$13,026	$26,439

For the three months ended June 30, 2004, we had aggregate amortization expense of $1.2 million. We estimate that we will have the following amortization expense for the future periods indicated below (in thousands):

For the remaining six months ending December 31, 2004	$2,875
For the years ending:
December 31, 2005	4,966
December 31, 2006	3,822
December 31, 2007	2,968
December 31, 2008	2,531
December 31, 2009	1,219

5. Business Segment and Geographic Area Information

ManTech operates as one segment, delivering a broad array of information technology and technical services solutions under contracts with the U.S. Government, state and local governments, and commercial customers. Our federal government customers typically exercise independent contracting authority, and even offices or divisions within an agency or department may directly, or through a prime contractor, use our services as a separate customer, so long as that customer has independent decision-making and contracting authority within its organization. For example, under a blanket purchasing agreement that we have with one of the Army’s contracting agencies, program managers throughout the Army and from other services and defense agencies are able to purchase a wide range of our solutions. Even though task orders under this agreement together accounted for 13.9% and 7.6% of our revenues for the quarters ending June 30, 2004 and June 30, 2003, respectively, no single task order represented more than 5.7% and 4.6% of our revenues during those same periods. One customer accounted for 8.4% and 10.9% of our accounts receivable as of June 30, 2004 and December 31, 2003 respectively. In addition, there were no sales to any customers within a single country (except for the United States) where the sales accounted for 10% or more of total revenue. We treat sales to U.S. Government customers as sales within the United States regardless of where the services are performed. Substantially all assets of continuing operations were held in the United States for the periods ended June 30, 2004 and 2003. Revenues by geographic customer and the related percentages of total revenues for the periods ended June 30, 2004 and 2003 were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
United States	$197,780	$174,949	$400,235	$321,995
International	802	2,127	1,116	3,204

	$198,582	$177,076	$401,351	$325,199

United States	99.6%	98.8%	99.7%	99.0%
International	0.4	1.2	0.3	1.0

	100.0%	100.0%	100.0%	100.0%

6. Revenues and Receivables

ManTech delivers a broad array of information technology and technical services solutions under contracts with the U.S. Government, state and local governments, and commercial customers. Revenues from the U.S. Government under prime contracts and subcontracts, as compared to total contract revenues, were approximately 98.7% and 96.7% for the periods ended June 30, 2004 and 2003, respectively. The components of contract receivables are as follows (in thousands):

	June 30, 2004	December 31, 2003
Billed receivables	$139,332	$140,858
Unbilled receivables:
Revenues recorded in excess of milestone billings on fixed-price contracts	33,158	30,796
Amounts currently billable	31,951	21,652
Indirect costs incurred in excess of provisional billing rates	3,371	7,438
Retainages	4,104	3,396
Revenues recorded in excess of estimated contract value or funding	2,742	3,473
Allowance for doubtful accounts	(3,457)	(3,074)

	$211,201	$204,539

Revenues recorded in excess of milestone billings on fixed-price contracts consist of amounts not expected to be billed within the next month. Amounts currently billable consist principally of amounts to be billed within the next month. Indirect costs incurred in excess of provisional billing rates on U.S. Government contracts are generally billable at actual rates less a reduction of 0.5% of the actual general and administrative rate base before a Defense Contract Audit Agency (DCAA) audit is completed. The balance remaining, as well as any retainage, is billable upon completion of the DCAA audit. Revenues recorded in excess of estimated contract value or funding are billable upon receipt of contractual amendments or other modifications. At June 30, 2004, the amount of receivables that we expect to collect after one year is $6.8 million.

Our ManTech MSM Security Services, Inc. (MSM) subsidiary conducts personal security investigations (PSI) pursuant to our contract with the Defense Security Service (DSS). In response to the government’s request to substantially increase the number of cases assigned to us, from 35 cases per day to 425 per day, we significantly expanded our operations at MSM. However, these cases proved to be significantly more complex than anticipated, requiring substantially more work to complete these cases than our prior experience indicated. An adjustment to reduce unbilled revenue by $11.3 million was made in the second quarter due to a change in estimate of revenue earned and level of work to be completed under this contract. We made a further reduction of unbilled revenue of $1.9 million to reflect our revised estimate of remaining work flow under this contract. Because of the fixed-price nature of the contract, the increased costs associated with this contract reduced our earnings and, for the second quarter, these adjustments resulted in an approximate $13.2 million reduction in operating income, a $7.9 million reduction in net income, and a $0.25 reduction in earnings per share for the changes in estimate. In addition, the final contract results will depend on many factors, including negotiations with the customer; we estimate future costs on this contract could exceed expected revenues by a range of approximately $4 million to $7 million. Accordingly, we have recorded an estimated contract loss of $4.7 million for this contract, which reflects our best estimate of loss under present circumstances, due to estimated future contract costs exceeding expected revenues.

7. Stockholders’ Equity

Follow-on Public Offering — ManTech closed its follow-on public offering on December 20, 2002. Our net proceeds were approximately $90.9 million, after deducting the estimated expenses related to the offering and the portion of the underwriting discount payable by us. Proceeds from the offering were used in 2003 to fund our acquisition of IDS and MSM, on February 28, 2003 and March 5, 2003, for $62.7 million and $4.9 million, respectively.

8. Commitments and Contingencies

Payments to us on cost-reimbursable contracts with the U.S. Government are provisional payments subject to adjustment upon audit by the DCAA. Audits through 2001 have been completed and resulted in no material adjustments. The audits for 2002 and 2003 are not expected to have a material effect on the results of future operations.

In the ordinary course of business, ManTech is involved in certain governmental and legal proceedings, claims and disputes, and has litigation pending under several suits. Management believes that the ultimate resolution of these matters will not have a material effect on our financial position or results of operations.

9. Acquisitions

Integrated Data Systems Corporation — On February 28, 2003, we acquired 100 percent of the outstanding common stock of IDS. The results of operations for IDS have been included in our consolidated financial statements since that date. Founded in 1990, IDS delivers technology solutions and products in four core areas: software development, systems engineering/networking, information assurance, and government acquisition/procurement support software. IDS has developed secure, advanced messaging and collaboration applications and solutions in support of a wide variety of national security networks and systems. IDS is also one of Microsoft’s leading certified partners supporting U.S. Government classified intelligence community programs.

The cash purchase price of approximately $62.7 million, net of cash on hand of $2.8 million, and excluding $1.0 million of acquisition-related costs, is subject to an earnout provision. The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition, as adjusted for the completion of the valuation of assets (in thousands):

Current assets	$14,455
Property and equipment—net	1,364
Goodwill	46,087
Intangible assets	12,120
Other assets	84
Other current liabilities	(7,353)
Deferred rent	(199)

$66,558

Intangible assets acquired included: contract rights, customer relationships and software in the amounts of $1.8 million, $10.1 million and $270 thousand, respectively. Amounts are being amortized using weighted average lives of 2 years, 12.5 years and 2.5 years, respectively.

The following represents the unaudited pro forma results of operations as if the acquisition of IDS had been completed as of January 1, 2003 (in thousands, except per share amounts):

Pro Forma Six Months Ended June 30, 2003
Revenues	$335,522
Income from operations	28,959
Net income	16,267
Diluted earnings per share	0.51

ManTech MSM Security Services, Inc. — On March 5, 2003, ManTech acquired 100 percent of the outstanding common stock of MSM, a Maryland-based provider of Personnel Security Investigation (PSI) services to the U.S. Government. Pursuant to the acquisition agreement, we included the results of operations for MSM in its consolidated financial statements effective March 1, 2003. MSM specializes in PSI services for the U.S. Government, having completed over 250,000 background investigations since its founding in 1978. MSM has active investigation contracts to support various federal government agencies.

The cash purchase price was approximately $4.9 million, which excludes $0.2 million of acquisition-related costs and an earnout provision.

Acquisition of Certain Assets from Affiliated Computer Services, Inc. — On February 8, 2004, ManTech acquired certain operations from Affiliated Computer Services, Inc. (ACS), a provider of systems engineering, network administration, program management, and communications systems support to Department of Defense customers for $6.5 million. The assets acquired from ACS include contracts for providing support to the U.S. Air Force Electronic Systems Center’s Information Technology Services Program. Services provided through these contracts include information technology services, such as program management, systems engineering, network engineering and administration, test and evaluation, and data management. The entire purchase price of $6.5 million was preliminarily assigned to contract rights, and is being amortized on a straight-line basis, over a 5-year period. We are in the process of obtaining an appraisal of the intangible assets acquired, and the preliminary purchase price allocation may change as additional information concerning net assets valuation is obtained.

On June 1, 2004, we acquired additional assets from ACS. The assets acquired from ACS include contracts for providing support to NATO. The entire purchase price of $1.5 million was preliminarily assigned to contract rights, and is being amortized on a straight-line basis, over a 5-year period. We are in the process of obtaining an appraisal of the intangible assets acquired, and the preliminary purchase price allocation may change as additional information concerning net assets valuation is obtained.

10. Debt

On February 25, 2004, we executed the Amended and Restated Credit and Security Agreement with Citizens Bank of Pennsylvania, KeyBank National Association, Branch Banking and Trust Company of Virginia, Chevy Chase Bank, F.S.B., and Riggs Bank, N.A., in order to increase the capacity available under our prior loan agreement. The agreement initially provides for a $125.0 million revolving credit facility that can be increased to $200.0 million. The maturity date of the agreement is February 25, 2009. Under the agreement, we are required to maintain specified financial covenants relating to asset coverage, fixed charge coverage, and debt coverage. The agreement also places limitations on additional borrowings, mergers, and related-party transactions, payment of dividends, and contains limitations with respect to capital expenditures. Borrowings under the agreement are collateralized by our assets and bear interest at the London Interbank Offered Rate (LIBOR), or the lender’s base rate, plus market-rate spreads that are determined based on a company leverage ratio calculation. As of June 30, 2004, we were in compliance with all material covenants under the Credit Agreement. However, during the third quarter, we entered into a First Modification to the Amended and Restated Security and Credit Agreement, by which our covenant to maintain continued profitability was modified to permit ManTech to sustain or incur up to $6 million in negative net income for the quarter ending June 30, 2004. Absent such modification, we would have been in default of the covenant regarding continued profitability as of June 30, 2004.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction and Overview

ManTech is a leading provider of innovative technologies and solutions for mission-critical national security programs for the intelligence community, the Department of Defense, the Department of State, the Department of Justice, the Department of Homeland Security and other federal government customers. Our expertise includes software development, enterprise security architecture, information assurance, intelligence operations support, network and critical infrastructure protection, information technology, communications integration and engineering support. With more than 5,300 highly qualified employees, we operate in the United States and over 30 countries worldwide.

We derive revenue primarily from contracts with U.S. Government agencies that are focused on national security. As a result, funding for our programs and services are generally linked to trends in U.S. Government spending in the areas of defense, intelligence and homeland security. Leading up to and following the terrorist events of September 11, 2001, the U.S. Government substantially increased its overall defense, intelligence and homeland security budgets. Hence, our focus on national security corresponds with our customers’ objective to safeguard the nation. Our business has also benefited from the U.S. Government’s increased need for specialized support of ongoing and mission-critical operations, due in part to the growing complexity of technology.

During the second quarter of 2004, we faced challenges associated with our personnel security investigations (PSI) business at our ManTech MSM Security Services, Inc. (MSM) subsidiary. In response to the government’s request to substantially increase the number of cases assigned to us, from 35 cases per day to 425 cases per day, pursuant to our contract with the Defense Security Service (DSS), we significantly expanded our operations at MSM. However, these cases proved to be significantly more complex than anticipated, requiring substantially more work to complete these cases than our prior experience indicated. An adjustment to revenue was made in the second quarter due to a change in estimate of revenue earned and level of work to be completed under this contract. As a result, we experienced a significant decrease in both revenue and earnings for the second quarter at our MSM subsidiary. On May 26, 2004, we announced that we were revising guidance for the second quarter, including an $11.3 million adjustment to revenue on a contract at MSM. On July 19, 2004, we announced that we expected to report an additional loss at our MSM subsidiary, which would result in a loss for ManTech in the second quarter. Because of the fixed-price nature of the contract, the increased costs associated with this contract reduced our earnings and, for the second quarter, we recorded approximately a $13.2 million reduction in operating income, a $7.9 million reduction in net income, and a $0.25 reduction in earnings per share for the changes in estimate. In addition to the reduction of revenue due to a change in estimate, we recorded an estimated contract loss of $4.7 million for this contract, which reflects the best estimate of loss under present circumstances. The final contract results will depend on many factors including negotiations with the customer; so the estimated future contract costs could exceed expected revenues by a range of approximately $4 million to $7 million. The additional loss at MSM for the second quarter was also due to inefficiencies and disruptions caused by redirecting resources to accommodate shifting customer priorities.

During the second quarter of 2004, our other operations had revenues of $205.1 million, including $7.3 million due to the operations purchased from ACS. This second quarter revenue represents a 21.2% increase over the results for our other operations during the comparable period of 2003. The increase was primarily due to an increase in our work under contracts with the Department of Defense and various intelligence agencies. For these operations, cost of services grew by 22.1%, as we added personnel from recent acquisitions and experienced higher pass-though costs in the quarter. The growth in operating expenses reflected the addition of management personnel and infrastructure related primarily to our acquisitions, as well as the execution of an agreement to terminate leased facilities that are currently idle. As a result, operating income for these operations grew by only 11.2%, to $16.1 million, and with a slight increase in the effective tax rate, net income for these operations grew by 10.5% to $9.3 million.

The following table presents certain operational performance measures for our MSM subsidiary, our other businesses (i.e., excluding MSM), and ManTech on a consolidated basis. This information provides additional insight into the impact of MSM’s performance on ManTech’s consolidated results for the three and six months ended June 30, 2004.

	Three Months Ended June 30, 2004
	MSM	Other Operations	Consolidated
Revenues	$(6,541)	$205,123	$198,582
Operating Income (Loss)	$(24,310)	$16,076	$(8,234)
Operating Margin	(371.7)%	7.8%	(4.1)%
Net Income (Loss)	$(14,478)	$9,288	$(5,190)

	Six Months Ended June 30, 2004
	MSM	Other Operations	Consolidated
Revenues	$6,600	$394,751	$401,351
Operating Income (Loss)	$(22,896)	$34,023	$11,127
Operating Margin	(346.9)%	8.6%	2.8%
Net Income (Loss)	$(13,696)	$19,846	$6,150

Three Months Ended June 30, 2004 Compared to the Three Months Ended June 30, 2003

We experienced an increase in revenue in the second quarter of 2004, compared to the second quarter of 2003, due to an increase in our defense and intelligence systems support as a result of the increased spending for national security and homeland security. We also generated an increase in revenue resulting from the recent acquisition of operations from Affiliated Computer Services, Inc. (ACS). Revenue in our business, excluding MSM, grew to $205.1 million during the quarter, but was offset by a reduction in revenue due to changes in estimates under fixed-price contracts at MSM. A contract loss of $4.7 million at MSM contributed to the net loss for the consolidated company of $5.2 million for the quarter.

Revenues

Revenues increased 12.1% to $198.6 million for the three months ended June 30, 2004, compared to $177.1 million for the same period in 2003. Part of this increase in revenue was due to the operations purchased from ACS in the first quarter of 2004, which added $7.3 million in revenue. An additional $30 million of the increase in revenue was due to the other contracts with the Department of Defense and various intelligence agencies. Offsetting these increases was a decrease in revenues of $14.3 million on MSM, compared to the same period in 2003. We derived approximately 43.4% of our revenue for the three months ended June 30, 2004 from work under GSA schedule contracts, compared with approximately 39.0% for the same period in 2003. Subcontracts accounted for 13.5% of our revenue for the three months ended June 30, 2004, compared with 9.9% for the same period in 2003. We anticipate that quarterly revenues for our contracts with the Department of Defense and various intelligence agencies will continue at this level, or slightly higher levels, largely because of the United States’ continuing efforts on the war on terrorism, and the specialized advanced information technology skills that we offer.

Cost of services

Cost of services increased 28% to $184.8 million for the three months ended June 30, 2004, compared to $144.4 million for the same period in 2003. Over $6 million of this increase in cost of services was incurred on contracts purchased from ACS. An additional $25 million of this increase in cost of services was generated through contracts with the Department of Defense and various intelligence agencies. Approximately $9.8 million of this increase was incurred at MSM, including the $4.7 million contract loss, noted above. As a percentage of revenues, cost of services increased 11.6%, to 93.1% for the three months ended June 30, 2004, compared to 81.5% for the same period in 2003. Direct labor costs increased by 24.4%, primarily due to additional personnel from acquisitions. For the three months ended June 30, 2004, other direct costs increased by 35.3% over second quarter 2003, from $59.4 million to $80.3 million. As a percentage of revenues, other direct costs increased from 33.5% for the three months ended June 30, 2003 to 40.5% for the same period in 2004, due to acquisitions in 2004, the $4.7 million contract loss noted above, and increased pass-through sales during the period. For the three months ended June 30, 2004, overhead personnel and facilities costs remained flat as a percentage of revenue, compared to the same period in 2003. As a percentage of revenue, cost of services was impacted by the $14.3 million decrease in revenues at MSM and the $4.7 million contract loss, noted above.

Gross profit

Gross profit decreased 58% to $13.8 million for the three months ended June 30, 2004, compared to $32.7 million for the same period in 2003. Gross profit margin was 6.9% for the three months ended June 30, 2004, compared to 18.5% for the same period in 2003. Gross profits for the second quarter 2004 were impacted by the $14.3 million decrease in revenues at MSM as compared to the same period in 2003 and the $4.7 million contract loss, noted above. Time and material contracts and fixed-price contracts comprised 70.8% of revenues for the three months ended June 30, 2004, compared with 64.5% for same period in 2003.

General and administrative

General and administrative expenses increased 27% to $20.6 million for the three months ended June 30, 2004, compared to $16.2 million for the same period in 2003. The increased expenses reflect additional management personnel and infrastructure related to our acquisitions that are necessary to support the growth of our business. In addition, we accrued $850 thousand in cost anticipated in the execution of an agreement to terminate leased facilities currently idle. As a percentage of revenues, general and administrative expenses increased to 10.4% for the three months ended June 30, 2004, compared to 9.2% for the same period in 2003. Impacting this percentage of revenue was the $14.3 million decrease in revenues at MSM, noted above.

Depreciation and amortization

Depreciation and amortization expense increased 14.9% to $1.4 million for the three months ended June 30, 2004, compared to $1.2 million for the same period in 2003. This increase resulted from an additional $187 thousand of amortization of intangible assets established in connection with our acquisitions.

Income (loss) from operations

Income from operations decreased 153.9% to an $8.2 million loss for the three months ended June 30, 2004, compared with income of $15.3 million for the same period in 2003. Income from operations is lower, primarily due to the $14.3 million decrease in revenues at MSM and the $4.7 million contract loss, noted above.

Interest Income (Expense), net

Interest expense, net, decreased to $596 thousand for the three months ended June 30, 2004, compared with $687 thousand for the same period in 2003. The decrease in interest expense is a result of interest revenue from letters of credit granted as discussed in the Off-Balance Sheet Arrangements section. The average levels of indebtedness were approximately $34.5 million and $25 million, in the three months ended June 30, 2004 and June 30, 2003, respectively.

Other Income (Expense)

Other income for the second quarter of 2004 of $143 thousand consisted primarily of income from an investment in a joint venture offset by foreign currency conversion losses. In the second quarter of 2003, $352 thousand consisted of income primarily from investment in a joint venture offset by foreign currency conversion losses.

Net income

Net income decreased 158.5% to a $5.2 million loss for the three months ended June 30, 2004, compared to $8.9 million in net income for the same period in 2003. The decrease resulted from $23.5 million less in operating income, offset by decreased income tax expense of $9.6 million. Our effective tax rate for the three months ended June 30, 2004 and June 30, 2003 was 40.3% and 40.6%, respectively.

Six Months Ended June 30, 2004 Compared to Six Months Ended June 30, 2003

Revenues

Revenues increased 23.4% to $401.4 million for the six months ended June 30, 2004, compared to $325.2 million for the same period in 2003. Over $31 million of this increase in revenue is attributable to full first and second quarter revenues from Integrated Data Systems (IDS), and revenue generated from contracts purchased from ACS. In addition, we derived approximately $10 million in revenue from our contract to support relocation of a U.S. Army Special Operations Command Center. Offsetting these increases in the second quarter of 2004 was a $2.8 million decrease in revenues at MSM.

We derived approximately 43.8% of our revenues for the six months ended June 30, 2004 from work under GSA schedule contracts, compared with approximately 37.8% for the same period in 2003. Subcontracts accounted for 13.2% of our revenue for the six months ended June 30, 2004, compared with 10.3% for the same period in 2003.

Cost of services

Cost of services increased 31.9% to $348.4 million for the six months ended June 30, 2004, compared to $264.1 million for the same period in 2003. As a percentage of revenues, cost of services increased from 81.2% to 86.8%, or 5.6% of revenue. The increase by 5.6% of revenue is due primarily to the $2.8 million decrease in revenues at MSM and the $4.7 million contract loss, noted above. Excluding MSM adjustments, cost of service for the operations was 82.8% of revenue. Direct labor costs increased by 26.5% due to an increase in personnel, primarily related to our acquisitions. For the six months ended June 30, 2004, other direct costs increased by 41.2% over the first six months of 2003, from $102.7 million to $145.1 million. This increase was attributable to an increase in pass-through costs in 2004 over 2003, the $4.7 million contract loss noted above, full first and second quarter results from IDS, and costs incurred on contracts purchased from ACS. As a percentage of revenues, other direct costs increased to 36.1% for the six months ended June 30, 2004 from 31.6% for the same period in 2003. For the six months ended June 30, 2004, overhead personnel and facilities costs remained flat, as a percentage of revenue, as compared to the same period in 2003. Over $25 million of this increase in cost of services is attributable to full first and second quarter cost from IDS, and cost incurred on contracts purchased from ACS.

Gross profit

Gross profit decreased 13.3% to $53.0 million for the six months ended June 30, 2004, compared to $61.1 million for the same period in 2003. Gross profit margin decreased to 13.2% for the six months ended June 30, 2004, compared to 18.8% for the same period in 2003. The decrease in the gross profit margin was primarily the result of the $2.8 million decrease in revenues at MSM and the $4.7 million contract loss, noted above. This profit reduction was partially offset by a one-time profit of $1.0 million on a fixed-price contract attributable to performance improvements taken in the first quarter of 2004. Time & materials and fixed-price contracts comprised 70.1% of revenues for the six months ended June 30, 2004, compared with 63.8% for the same period in 2003.

General and administrative

General and administrative expenses increased 26.4% to $39.1 million for the six months ended June 30, 2004, compared to $30.9 million for the same period in 2003. The increased expenses reflect additional management personnel and infrastructure related to our acquisitions that support the growth of the business. As a percentage of revenues, general and administrative expenses increased to 9.7% for the six months ended June 30, 2004 from 9.5% for the same period in 2003.

Depreciation and amortization

Depreciation and amortization expense increased 25.2% to $2.7 million for the six months ended June 30, 2004, compared to $2.2 million for the same period in 2003. The increase resulted from an additional $0.5 million of amortization of intangible assets established in connection with our four most recent acquisitions, as well as $0.1 million of additional depreciation and other expenses.

Income from operations

Income from operations decreased 60.2% to $11.1 million for the six months ended June 30, 2004, compared with $28.0 million for the same period in 2003. The decrease was primarily a result of the $2.8 million decrease in revenues at MSM and the $4.7 million for contract loss, noted above.

Net income

Net income decreased 61.2% to $6.2 million for the six months ended June 30, 2004, compared to $15.8 million for the same period in 2003. Our effective tax rate for the three months ended June 30, 2004 and June 30, 2003 was 41.0% and 40.6%, respectively.

Backlog

At June 30, 2004 and December 31, 2003, our backlog was $1.5 billion and $1.5 billion, respectively, of which $401 million and $375 million, respectively, was funded backlog. At June 30, 2003, our backlog was $1.5 billion, of which $342 million was funded backlog. Backlog and funded backlog represent estimates that we calculate on a consistent basis. Additional information on how we determine backlog is included in our annual report on form 10-K for the fiscal year ended December 31, 2003, previously filed with the SEC.

Liquidity and Capital Resources

Our primary source of liquidity is cash provided by operations and our $125 million revolving credit facility. At June 30, 2004, we had outstanding loans of $33.0 million under the credit facility. Generally, cash provided by operating activities is adequate to fund our operations. We maintain a $25.0 million outstanding loan balance, related to our interest rate swap agreements, which has a fixed rate of 6.83%. In addition, due to fluctuations in our cash flows and the growth in the operations, it is necessary from time to time to borrow above the $25.0 million level. In the future, we may borrow greater amounts in order to finance acquisitions or major new contract start ups. Net proceeds of $67.6 million from our follow-on public offering in 2002 were used to fund our acquisitions and related expenses of IDS and MSM during the first quarter of 2003.

Net cash flows from operating activities

Cash provided by operating activities for the six months ended June 30, 2004 was $13 thousand, compared to $9.0 million of cash provided by operating activities for the six months ended June 30, 2003. In the six months ended June 30, 2004, cash provided by operating activities was primarily the result of an increase in contract receivables of $6.7 million, and a decrease in deferred taxes of $12.4 million and accrued salaries of $4.4 million; offset by income from continuing operations of $6.2 million, depreciation and amortization of $3.8 million, a decrease in prepaid expenses of $5.7 million, and an increase in accounts payable of $5.9 million and billings in excess and accrued retirement of $3.3 million. In the six months ended June 30, 2003, cash provided by operating activities was primarily the result of income from continuing operations of $15.8 million; depreciation and amortization of $3.1 million, and an increase in billings in excess of $2.0 million; offset by an increase in contract receivables and prepaid expenses of $7.4 million, and a decrease in accrued salaries and deferred income taxes of $5.1 million.

Net cash flows from investing activities

Cash used in investing activities of operations was $13.6 million for the six months ended June 30, 2004, compared to $71.2 million for the same period in 2003. Investing activities in the first six months of 2004 included the acquisitions of certain assets from ACS for $8.0 million, a $2.9 million payment for an earnout on a prior year’s acquisition, and purchases of property of $2.5 million. Investing activities in the first six months of 2003 included the acquisitions of IDS and MSM for $62.7 million and $4.9 million, respectively; purchases of property and equipment of $1.9 million; and investments in intellectual property of $1.0 million. Investing activities have primarily consisted of investments in intellectual property, acquisitions of businesses, and purchases of property and equipment. In the future, we expect to continue with selective acquisitions that are consistent with our strategic plan for growth.

Net cash flows from financing activities

Cash provided by financing activities was $11.1 million for the six months ended June 30, 2004, compared to cash used in financing activities of $0.8 million for the six months ended June 30, 2003. The net cash provided in the first six months of 2004 resulted primarily from an increase in our borrowings of $7.8 million and proceeds from the exercise of stock options of $3.2 million. The cash provided by financing activities was primarily used for the acquisitions. The net cash used in the first six months of 2003 resulted primarily from our payment of the final installment of a not-to-compete financing offset by proceeds received from employees upon the exercise of stock options.

Credit Agreement

On February 25, 2004, we executed the Amended and Restated Credit and Security Agreement with Citizens Bank of Pennsylvania, KeyBank National Association, Branch Banking and Trust Company of Virginia, Chevy Chase Bank, F.S.B., and Riggs Bank, N.A., in order to increase the capacity available under our prior loan agreement. The agreement initially provides for a $125.0 million revolving credit facility that can be increased to $200.0 million. The maturity date of the agreement is February 25, 2009. Under the agreement, we are required to maintain specified financial covenants relating to asset coverage, fixed charge coverage, and debt coverage. The agreement also places limitations on additional borrowings, mergers, and related-party transactions, payment of dividends, and contains limitations with respect to capital expenditures. Borrowings under the agreement are collateralized by our assets and bear interest at the London Interbank Offered Rate (LIBOR), or the lender’s base rate, plus market-rate spreads that are determined based on a company leverage ratio calculation. To manage our exposure to the fluctuations in these variable interest rates, we executed an interest swap in December 2001. The swap agreement has a notional principal amount of $25.0 million and currently has a fixed LIBOR rate of 6.83%. As of June 30, 2004, we were in compliance with all material covenants under the Credit Agreement. However, during the third quarter, we entered into a First Modification to the Amended and Restated Security and Credit Agreement, by which our covenant to maintain continued profitability was modified to permit us to sustain or incur up to $6 million in negative net income for the quarter ending June 30, 2004. Absent such modification, we would have been in default of the covenant regarding continued profitability as of June 30, 2004.

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

We derive the majority of our revenue from cost-plus-fixed-fee, cost-plus-award-fee, firm-fixed-price, or time-and-materials contracts. Absent evidence to the contrary, we recognize revenue as follows: revenues for cost-reimbursement contracts are recorded as reimbursable costs are incurred, including a pro-rata share of the contractual fees. For time-and-material contracts, revenue is recognized to the extent of billable rates times hours delivered plus material and other reimbursable costs incurred. For long-term fixed-price production contracts, revenue is recognized at a rate per unit as the units are delivered, or by other methods to measure services provided. Revenue from other long-term fixed-price contracts is recognized ratably over the contract period or by other appropriate methods to measure services provided. Contract costs are expensed as incurred except for certain limited long-term contracts noted below. For long-term contracts which are specifically described in the scope section of American Institute of Certified Public Accountants (“AICPA”) Statement of Position (“SOP”) No. 81-1, “Accounting for Performance of Construction Type and Certain Production-Type Contracts,” or other appropriate accounting literature we apply the percentage of completion method. Under the percentage of completion method, income is recognized at a consistent profit margin over the period of performance based on estimated profit margins at completion of the contract. This method of accounting requires estimating the total revenues and total contract cost at completion of the contract. During the performance of long-term contracts, these estimates are periodically reviewed and revisions are made as required. The impact on revenue and contract profit as a result of these revisions is included in the periods in which the revisions are made. This method can result in the deferral of costs or the deferral of profit on these contracts. Because we assume the risk of performing a fixed-price contract at a set price, the failure to accurately estimate ultimate costs or to control costs during performance of the work could result, and in some instances has resulted, in reduced profits or losses for such contracts. Estimated losses on contracts at completion are recognized when identified. In certain circumstances, revenues are recognized when contract amendments have not been finalized. Prior to agreeing to commence work directed by the customer and before receipt of the written modification or amendment to the existing contract, we require the completion of an internal memo that assesses the probability of the modification being executed in a timely fashion and our ability to subsequently collect payment from the customer.

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

Goodwill

Goodwill represents the excess of cost over the fair value of net tangible and identifiable intangible assets of acquired companies. Effective January 1, 2002, we adopted SFAS No. 142, and no longer amortize goodwill; rather, we review goodwill at least annually for impairment. We have elected to perform this review annually during second quarter of each calendar year and no adjustments were necessary.

Other Matters

Our significant accounting policies, including the critical policies listed above, are described in the notes to the consolidated financial statements for the year ended December 31, 2003, included in our Annual Report on Form 10-K for the same period, filed with the SEC on March 15, 2004.

Forward-Looking Statements

This quarterly report on Form 10-Q contains forward-looking statements that involve substantial risks and uncertainties, many of which are outside of our control. ManTech believes these statements to be within the meaning of the Private Securities Litigation Reform Act of 1995. In some cases, you can identify these statements by forward-looking words such as “may,” “will,” “should,” “expect,” “plan,” “intend,” “anticipate,” “believe,” “estimate,” “continue” and other similar words. You should read statements that contain these words carefully because they discuss our future expectations, make projections of our future results of operations or financial condition or state other “forward-looking” information.

We believe that it is important to communicate our future expectations to our investors. However, there may be events in the future that we are not able to predict accurately or control. The factors that could cause actual results to differ materially from anticipated results include, but are not limited to, the following:

•	adverse changes in U.S. Government spending priorities;

•	failure to retain existing U.S. Government contracts or win new contracts;

•	failure to obtain option awards, task orders or funding under contracts;

•	risk of contract performance or termination;

•	risk of adverse consequences resulting from contract negotiations on existing U.S. Government contracts;

•	adverse results of U.S. Government audits of our government contracts;

•	risks associated with complex U.S. Government procurement laws and regulations;

•	continuing liabilities or losses from discontinued operations;

•	failure to successfully integrate recently acquired companies or businesses into our operations or to realize any accretive or synergistic effects from such acquisitions;

•	failure to identify, execute or effectively integrate future acquisitions; and

•	additional costs associated with complying with new laws and regulations relating to corporate governance issues.

These and other risk factors are more fully described and discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2003, filed with the SEC on March 15, 2004, and from time to time, in our other filings with the SEC. The statements in this quarterly report are made as of the date of this quarterly report, and we undertake no obligation to update any of the forward looking statements made herein, whether as a result of new information, future events, changes in expectations or otherwise.

Item 3. Quantitative and Qualitative Disclosure about Market Risk

Our exposure to market risk relates to changes in interest rates for borrowings under our senior term loan and revolving credit facility. These borrowings bear interest at variable rates. As of June 30, 2004, we had $33.0 million in borrowings outstanding under our revolving credit facility. A hypothetical 10% increase in interest rates would have increased our interest expense for the six months ended June 30, 2004 by less than $0.1 million.

In December 2001, we entered into an interest swap agreement in order to reduce our exposure associated with the market volatility of fixed London Interbank Offered Rate (LIBOR) interest rates. This agreement has a notional principal amount of $25.0 million and, as of June 30, 2004, had a rate of 6.83%. This agreement is a hedge against revolving debt of $25.0 million, which bears interest at monthly floating LIBOR plus 1.00%. At stated monthly intervals the difference between the interest on the floating LIBOR-based debt and the interest calculated in the swap agreement are settled in cash. The value of the swap at June 30, 2004 was a negative $3.5 million.

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

Item 4. Controls and Procedures

As of June 30, 2004, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), management evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 of the Exchange Act. Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective, as of June 30, 2004, such that the information relating to us that is required to be disclosed in our reports filed with the SEC (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

There were no significant changes in our internal control over financial reporting during the three months ended June 30, 2004 that have materially affected, or are reasonably likely to materially affect, the internal control over financial reporting.

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

Item 4. Submission of Matters to a Vote of Security Holders

On June 23, 2004, we held our 2004 annual meeting of stockholders. At the annual meeting, our stockholders elected eight persons to serve as directors until the 2005 annual meeting of stockholders. The following table states the votes cast for, against or withheld with respect to the election of directors, as well as the number of abstentions with respect to the election of directors. There were no broker non-votes or abstentions on this matter.

	For		Withheld
Director Name	Class A	Class B	Class A	Class B
George J. Pedersen	8,527,078	150,752,930	7,448,328	0
Barry G. Campbell	15,793,621	150,752,930	181,785	0
Edward S. Civera	15,793,621	150,752,930	181,785	0
Walter R. Fatzinger, Jr.	15,779,717	150,752,930	195,689	0
Richard J. Kerr	8,038,666	150,752,930	7,936,740	0
Stephen W. Porter	8,448,078	150,752,930	7,527,328	0
Raymond A. Ranelli	15,903,021	150,752,930	72,385	0
Ronald R. Spoehel	8,431,678	150,752,930	7,543,728	0

The stockholders also ratified the appointment of Deloitte & Touche LLP to serve as our independent registered public accounting firm for the fiscal year ending December 31, 2004. The following table states the votes cast for and against the ratification of the appointment of Deloitte & Touche LLP, as well as the number of abstentions with respect to the ratification of the appointment of Deloitte & Touche LLP. There were no broker non-votes on this matter.

For		Against
Class A	Class B	Class A	Class B	Abstain
15,488,472	150,752,930	477,649	0	9,285

Item 5. Other Information

In accordance with Section 10A(i)(2) of the Securities Exchange Act of 1934, as added by section 202 of the Sarbanes-Oxley Act of 2002, we are required to disclose any non-audit services approved by the Audit Committee to be performed by our independent registered public accounting firm.

Non-audit services are defined as services other than those provided in connection with an audit or a review of our financial statements. During the quarter ended June 30, 2004, the Audit Committee approved the engagement of Deloitte & Touche LLP to provide tax compliance and related services to ManTech.

On June 23, 2004, ManTech formed a Nominations Committee for the purpose of identifying individuals qualified to become members of the Board of Directors and recommending persons for the Board of Directors to select as nominees for election as directors of ManTech. At this time, ManTech continues to consider any qualified candidates that are recommended by our stockholders in a similar manner and with the same diligence that we evaluate candidates recommended directly by our Nominations Committee. With the formation of the Nominations Committee, we now ask that stockholders desiring to recommend a qualified candidate contact the Chairman of the Nominations Committee, instead of contacting the Board of Directors as a whole, at our principal executive offices: 12015 Lee Jackson Highway, Fairfax, Virginia 22033-3300; Attention: Chairman of the Nominations Committee. Pursuant to our Nominations Committee charter, the Nominations Committee will adopt a formal policy regarding the consideration of director nominations submitted by our stockholders, and when such a formal policy is adopted, we will report those changes to our stockholders in the Form 10-Q or Form 10-K for the period in which the changes occur.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits required by Item 601 of Regulation S-K:

EXHIBIT NO.	DESCRIPTION
4.1	First Modification to Amended and Restated Credit and Security Agreement with Citizens Bank of Pennsylvania, KeyBank National Association, Branch Banking and Trust Company of Virginia, and Chevy Chase Bank, F.S.B., and Riggs Bank, N.A., dated August 6, 2004.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended.

(b) Reports on Form 8-K

FILING DATE	DESCRIPTION
May 27, 2004	On May 27, 2004, ManTech filed a report on Form 8-K dated May 26, 2004 relating to its issuance of a press release announcing a change to its revenue guidance for the second quarter of fiscal year 2004 and its earnings guidance for the second quarter of fiscal year 2004 and full year 2004, due to a change in estimated revenue earned and level of work remaining to be completed under a fixed-price unit-type contract at its ManTech MSM Security Services, Inc. subsidiary.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MANTECH INTERNATIONAL CORPORATION

Date: August 16, 2004	By:	/s/ GEORGE J. PEDERSEN
	Name:	George J. Pedersen
	Title:	Chairman of the Board of Directors, Chief Executive Officer and President

Date: August 16, 2004	By:	/s/ RONALD R. SPOEHEL
	Name:	Ronald R. Spoehel
	Title:	Executive Vice President, Chief Financial Officer and Director