Form 10-Q
period 2004-09-30
MANTECH INTERNATIONAL CORP
filed 2004-11-05
CIK 892537

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

or

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

                                          ☒ Yes ☐ No

As of November 1, 2004, there were issued and outstanding 17,320,616 shares of our Class A Common Stock and 15,075,293 shares of our Class B Common Stock.

MANTECH INTERNATIONAL CORPORATION

FORM 10Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2004

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

MANTECH INTERNATIONAL CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in Thousands)

	(unaudited)
	September 30, 2004	December 31, 2003
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$17,030	$9,166
Cash in escrow	—	829
Receivables—net	212,327	204,539
Prepaid expenses and other	10,944	17,527
Assets held for sale	1,289	1,332

Total current assets	241,590	233,393
Property and equipment—net	12,421	10,920
Goodwill	155,160	149,548
Other intangibles—net	21,157	15,741
Investments	5,646	5,560
Employee supplemental savings plan assets	11,818	10,594
Other assets	11,184	10,378

TOTAL ASSETS	$458,976	$436,134

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of debt	$79	$77
Accounts payable and accrued expenses	55,531	45,157
Accrued salaries and related expenses	29,364	30,548
Deferred income taxes—current	10,438	20,092
Billings in excess of revenue earned	8,682	4,514
Liabilities of operations held for sale	902	1,164

Total current liabilities	104,996	101,552
Debt—net of current portion	25,000	25,184
Accrued retirement	13,246	11,914
Other long-term liabilities	5,291	5,178
Deferred income taxes—non-current	4,708	4,553
Minority interest	54	49

TOTAL LIABILITIES	153,295	148,430

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Common stock, Class A—$0.01 par value: 150,000,000 shares authorized; 17,318,949 and 17,047,820 shares issued and outstanding at September 30, 2004 and December 31, 2003, respectively	173	170
Common stock, Class B—$0.01 par value: 50,000,000 shares authorized; 15,075,293 and 15,075,293 shares issued and outstanding at September 30, 2004 and December 31, 2003, respectively	151	151
Additional paid in capital	217,263	212,564
Retained earnings	89,966	76,003
Accumulated other comprehensive loss	(469)	(1,184)
Unearned ESOP shares	(1,403)	—
Deferred compensation	640	640
Shares held in grantor trust	(640)	(640)

TOTAL STOCKHOLDERS’ EQUITY	305,681	287,704

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$458,976	$436,134

See notes to condensed consolidated financial statements.

MANTECH INTERNATIONAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Dollars in Thousands except Per Share Amounts)

	(unaudited)		(unaudited)
	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
REVENUES	$211,260	$181,590	$612,611	$506,789
COST OF SERVICES	176,381	147,461	524,775	411,593

GROSS PROFIT	34,879	34,129	87,836	95,196

COSTS AND EXPENSES:
General and administrative	20,452	16,723	59,557	47,657
Depreciation and amortization	845	1,181	3,570	3,358

Total costs and expenses	21,297	17,904	63,127	51,015

INCOME FROM OPERATIONS	13,582	16,225	24,709	44,181
Interest income (expense), net	(523)	(618)	(1,661)	(1,639)
Other income (expense)	162	(58)	605	(328)

INCOME BEFORE INCOME TAXES AND MINORITY INTEREST	13,221	15,549	23,653	42,214
Income taxes	(5,405)	(6,321)	(9,685)	(17,144)
Minority interest	(2)	(1)	(5)	(4)

NET INCOME	$7,814	$9,227	$13,963	$25,066

BASIC EARNINGS PER SHARE
Net income	$0.24	$0.29	$0.43	$0.78

Weighted average common shares outstanding	32,388,777	32,007,957	32,269,784	31,955,522

DILUTED EARNINGS PER SHARE
Net income	$0.24	$0.29	$0.43	$0.78

Weighted average common shares outstanding	32,388,777	32,335,226	32,436,648	32,094,136

See notes to condensed consolidated financial statements.

MANTECH INTERNATIONAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in Thousands)

	(unaudited)		(unaudited)
	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
NET INCOME	$7,814	$9,227	$13,963	$25,066
OTHER COMPREHENSIVE INCOME:
Cash flow hedge, net of tax	154	272	711	385
Translation adjustments, net of tax	(101)	(10)	4	75

Total other comprehensive income	53	262	715	460

COMPREHENSIVE INCOME	$7,867	$9,489	$14,678	$25,526

See notes to condensed consolidated financial statements.

MANTECH INTERNATIONAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in Thousands)

	(unaudited)
	Nine months ended September 30,
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$13,963	$25,066
Adjustments to reconcile net income to net cash used in operating activities:
Equity in (earnings) losses of affiliates	(419)	844
(Decrease) increase in current and deferred income taxes	(9,499)	4,872
Depreciation and amortization	4,979	4,962
Changes in assets and liabilities-net of effects from acquired and discontinued businesses:
Contract receivables	(7,789)	(28,132)
Prepaid expenses and other	6,583	(5,963)
Accounts payable and accrued expenses	10,374	4,682
Accrued salaries and related expenses	(1,184)	(1,656)
Billings in excess of revenue earned	4,168	2,549
Accrued retirement	1,332	1,348
Other	(2,794)	86

Net cash flows from operating activities	19,714	8,658

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(4,067)	(2,826)
Proceeds from sales of property and equipment	1	1
Investment in capitalized software products	(120)	(1,488)
Acquisition of businesses, net of cash acquired of $2,840 in 2003	(10,969)	(68,539)
Dividends from MASI U.K.	357	315

Net cash flows from investing activities	(14,798)	(72,537)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of not-to-compete financings	—	(1,000)
Proceeds from exercise of stock options	3,245	916
Net (decrease) in borrowings under lines of credit	(182)	—

Net cash flows from financing activities	3,063	(84)

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(20)	(5)

NET CASH FLOWS FROM DISCONTINUED OPERATIONS	(95)	2,682

NET (DECREASE) IN CASH AND CASH EQUIVALENTS	7,864	(61,286)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	9,166	81,096

CASH AND CASH EQUIVALENTS, END OF PERIOD	$17,030	$19,810

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for income taxes	$14,168	$12,032

Cash paid for interest	$1,924	$1,852

See notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2004

(Dollars in thousands, except per share amounts or where otherwise noted)

UNAUDITED

1. Introduction and Overview

ManTech International Corporation (depending on the circumstances, “ManTech”, “we” or “our”) is a leading provider of innovative technologies and solutions for mission-critical national security programs for the intelligence community, the Department of Defense, the Department of State, the Department of Justice, the Department of Homeland Security and other federal government customers. Our expertise includes software development, enterprise security architecture, information assurance, intelligence operations support, network and critical infrastructure protection, information technology, communications integration and engineering support. With more than 5,400 highly qualified employees, we operate in the United States and over 40 countries worldwide.

2. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and note disclosures normally included in the annual financial statements, prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted pursuant to those rules and regulations. We recommend that you read these unaudited condensed consolidated financial statements in conjunction with the financial statements and related notes included in our annual report on Form 10-K for the fiscal year ended December 31, 2003, previously filed with the SEC. We believe that the unaudited condensed consolidated financial statements in this Form 10-Q reflect all adjustments that are necessary to fairly present the financial position, results of operations and cash flows for the interim periods. The results of operations for such interim periods are not necessarily indicative of the results for the full year.

Stock-Based Compensation—As permitted under Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation, we account for our stock-based compensation plan using the intrinsic value method under the recognition and measurement principles of Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. For the quarter ended September 30, 2004, we recognized pre-tax compensation expense of approximately $14 thousand. No compensation cost was recognized for issuances under the plan in the quarter ended September 30, 2003, and the exercise price of all other options granted pursuant to the plan was not less than 100% of the fair market value of the shares on the date of grant. In accordance with the provisions of SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure, the following table illustrates the effect on net income and earnings per share if we had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation (in thousands, except per share data).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Net income, as reported	$7,814	$9,227	$13,963	$25,066
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(1,756)	(1,816)	(2,700)	(2,550)

Pro forma net income	$6,058	$7,411	$11,263	$22,516

Earnings per share:
Basic — as reported	$0.24	$0.29	$0.43	$0.78
Basic — pro forma	0.18	0.23	0.35	0.70
Diluted — as reported	0.24	0.29	0.43	0.78
Diluted — pro forma	0.18	0.23	0.35	0.70

We typically issue 10-year options that vest annually over a three-year period from the date of grant. For disclosure purposes, the fair value of each option is estimated on the date of grant using the Black-Scholes option-pricing model. The following weighted-average assumptions were used for option grants during the three months ended September 30, 2004 and 2003, respectively: dividend yield of zero percent; expected volatility of 44.0% and 34.9%; expected average lives of 3 years; and risk-free interest rates of 2.89% and 2.20%.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Basic weighted average common shares outstanding	32,388,777	32,007,957	32,269,784	31,955,522
Effect of potential exercise of stock options	0	327,269	166,864	138,614

Diluted weighted average common shares outstanding	32,388,777	32,335,226	32,436,648	32,094,136

Options to purchase 2.4 million and 0.1 million shares of common stock were outstanding at September 30, 2004 and September 30, 2003, respectively, but were not included in the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of the common shares and, therefore, the effect would be antidilutive.

4. Goodwill and Other Intangibles

Effective January 1, 2002, we adopted SFAS No. 142, Goodwill and Other Intangible Assets. SFAS 142 requires, among other things, the discontinuance of goodwill amortization. Under SFAS 142, goodwill is to be reviewed at least annually for impairment; we have elected to perform this review annually during the second quarter each calendar year. These reviews resulted in no adjustments in goodwill.

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

In February and June 2004, we acquired certain assets from Affiliated Computer Services, Inc. (ACS), for $6.5 million and $1.5 million, respectively. The assets acquired from ACS include contracts for providing support to the U.S. Air Force and North Atlantic Treaty Organization (NATO), as well as the employees who had worked on the contracts. In September 2004, we completed the allocation of the $8.0 million total purchase price, classifying $5.0 million in goodwill and $3.0 million in other intangibles based on an independent appraisal. As a result of this classification we recorded a reduction of amortization expense of $673 thousand during the third quarter of 2004. Recognition of goodwill is largely attributed to the highly-skilled employees we obtained from the ACS acquisitions. No liabilities were assumed as a result of these acquisitions.

The components of goodwill and other intangibles are as follows (in thousands):

	September 30, 2004	December 31, 2003
Goodwill	$165,267	$159,655
Other intangibles	34,530	26,610

	199,797	186,265
Less: Accumulated amortization	(23,480)	(20,976)

	$176,317	$165,289

As of September 30, 2004, we had intangibles that consisted of the following (in thousands):

	September 30, 2004
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizable intangible assets:
Contract rights and customer relationships	$25,364	$6,925	$18,439
Capitalized software	9,166	6,448	2,718

	$34,530	$13,373	$21,157

For the three months ended September 30, 2004, we had aggregate amortization expense of $0.3 million. We estimate that we will have the following amortization expense for the future periods indicated below (in thousands):

For the remaining three months ending December 31, 2004	$2,018
For the years ending:
December 31, 2005	3,813
December 31, 2006	2,462
December 31, 2007	1,608
December 31, 2008	1,171
December 31, 2009	1,162

5. Business Segment and Geographic Area Information

ManTech operates as one segment, delivering a broad array of information technology and technical services solutions under contracts with the U.S. Government, state and local governments, and commercial customers. Our U.S. Government customers typically exercise independent contracting authority, and even offices or divisions within an agency or department may directly, or through a prime contractor, use our services as a separate customer, so long as that customer has independent decision-making and contracting authority within its organization. For example, under a blanket purchasing agreement that we have with one of the Army’s contracting agencies, program managers throughout the Army and from other services and defense agencies are able to purchase a wide range of our solutions. Even though task orders under this agreement together accounted for 14.4% and 8.0% of our revenues for the quarters ended September 30, 2004 and September 30, 2003, respectively, no single task order represented more than 6.3% and 4.8% of our revenues during those same periods. One customer, noted below, accounted for 8.5% and 10.9% of our accounts receivable as of September 30, 2004 and December 31, 2003, respectively. In addition, there were no sales to any customers within a single country (except for the United States) where the sales accounted for 10% or more of total revenue. We treat sales to U.S. Government customers as sales within the United States regardless of where the services are performed. Substantially all assets of continuing operations were held in the United States for the periods ended September 30, 2004 and 2003. Revenues by geographic customer and the related percentages of total revenues for the periods ended September 30, 2004 and 2003 were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
United States	$209,206	$180,899	$609,441	$502,894
International	2,054	691	3,170	3,895

	$211,260	$181,590	$612,611	$506,789

United States	99.0%	99.6%	99.5%	99.2%
International	1.0	0.4	0.5	0.8

	100.0%	100.0%	100.0%	100.0%

Our ManTech MSM Security Services, Inc. (MSM) subsidiary conducts personal security investigations (PSI’s) pursuant to our contract with the Defense Security Service (DSS). In response to the government’s request to substantially increase the number of cases assigned to us, from 35 cases per day to 425 per day, we significantly expanded our operations at MSM. However, these cases proved to be significantly more complex than anticipated, requiring substantially more work to complete these cases than our prior experience indicated. An adjustment to reduce unbilled revenue by $11.3 million was recorded in the second quarter of 2004 due to a change in estimate of revenue earned and level of work to be completed under this contract. We made a further reduction of unbilled revenue of $1.9 million to reflect our revised estimate of remaining workflow under this contract during the same period. Because of the fixed-price nature of the contract, the increased costs associated with this contract reduced our earnings and, for the second quarter of 2004, these adjustments resulted in an approximate $13.2 million reduction in operating income, a $7.9 million reduction in net income, and a $0.25 reduction in earnings per share for the changes in estimate. In addition, the final contract results will depend on many factors, including negotiations with the customer; we estimated future costs on this contract could exceed expected revenues by a range of approximately $4 million to $7 million. Accordingly, we recorded an estimated contract loss of $4.7 million for this contract in the second quarter of 2004, which reflects our best estimate of loss under the circumstances, due to estimated future contract costs exceeding expected revenues. During the third quarter of 2004, we utilized approximately $3.1 million of the $4.7 million estimated contract loss. On September 27, 2004, the government requested us to close out the DSS contract and cease investigative work on PSI’s that had been assigned to us under this contract and to submit both completed and incomplete investigations. The final settlement for payment with respect to incomplete investigations will depend on our negotiations with the customer. At September 30, 2004, the total receivable balance for this contract was $18.1 million, including $15.5 million in unbilled. The following table is in thousands:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Revenues from external customers:
DSS contract	$2,974	$8,565	$4,147	$12,222
All other contracts	208,286	173,025	608,464	494,567

ManTech Consolidated	$211,260	$181,590	$612,611	$506,789

Contract profit (loss):
DSS contract	$(1,402)	$3,055	$(20,166)	$2,528
All other contracts	17,717	15,575	56,400	49,280

ManTech Consolidated	$16,315	$18,630	$36,234	$51,808

Assets—accounts receivable:
DSS contract	$18,051	$14,916	$18,051	$14,916
All other contracts	194,276	159,204	194,276	159,204

ManTech Consolidated	$212,327	$174,120	$212,327	$174,120

The DSS contract loss for the three months ended September 30, 2004 was attributable to expenses that had not been included in the estimated contract loss. These expenses are largely attributable to general and administrative expenses, and severance expenses. Disclosure items required under SFAS No. 131 including interest revenue, interest expense, depreciation and amortization and expenditures for segment assets are not applicable, as we review those items on a consolidated basis.

6. Revenues and Receivables

ManTech delivers a broad array of information technology and technical services solutions under contracts with the U.S. Government, state and local governments, and commercial customers. Revenues from the U.S. Government under prime contracts and subcontracts, as compared to total contract revenues, were approximately 98.2% and 97.8% for the periods ended September 30, 2004 and 2003, respectively. The components of contract receivables are as follows (in thousands):

	September 30, 2004	December 31, 2003
Billed receivables	$160,291	$140,858
Unbilled receivables:
Revenues recorded in excess of milestone billings on fixed-price contracts	21,026	30,796
Amounts currently billable	25,082	21,652
Indirect costs incurred in excess of provisional billing rates	2,977	7,438
Retainages	3,574	3,396
Revenues recorded in excess of estimated contract value or funding	3,162	3,473
Allowance for doubtful accounts	(3,785)	(3,074)

	$212,327	$204,539

Revenues recorded in excess of milestone billings on fixed-price contracts consist of amounts not expected to be billed within the next month. Amounts currently billable consist principally of amounts to be billed within the next month. Indirect costs incurred in excess of provisional billing rates on U.S. Government contracts are generally billable at actual rates less a reduction of 0.5% of the actual general and administrative rate base before a Defense Contract Audit Agency (DCAA) audit is completed. The balance remaining, as well as any retainage, is billable upon completion of the DCAA audit. Revenues recorded in excess of estimated contract value or funding are billable upon receipt of contractual amendments or other modifications. At September 30, 2004, the amount of receivables that we expect to collect after one year is $6.4 million.

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

ManTech MSM Security Services, Inc. — On March 5, 2003, ManTech acquired 100 percent of the outstanding common stock of MSM, a Maryland-based provider of PSI services to the U.S. Government. Pursuant to the acquisition agreement, we included the results of operations for MSM in its consolidated financial statements effective March 1, 2003. MSM specializes in PSI services for the U.S. Government, having completed over 250,000 background investigations since its founding in 1978. MSM has active investigation contracts to support various federal government agencies.

The cash purchase price was approximately $4.9 million, which excludes $0.2 million of acquisition-related costs and an earnout provision.

Acquisition of Certain Assets from Affiliated Computer Services, Inc. — On February 8, 2004, ManTech acquired certain operations from ACS, a provider of systems engineering, network administration, program management, and communications systems support to Department of Defense customers for $6.5 million. The assets acquired from ACS include contracts for providing support to the U.S. Air Force Electronic Systems Center’s Information Technology Services Program. Services provided through these contracts include information technology services, such as program management, systems engineering, network engineering and administration, test and evaluation, and data management.

On June 1, 2004, we acquired additional assets from ACS for $1.5 million. The assets acquired from ACS include contracts for providing support to NATO.

The following table summarizes the estimated fair value of the assets acquired at the date of acquisition, based on an independent appraisal. No liabilities were assumed.

	U.S. Air Force	NATO
Goodwill	$4,500	$500
Intangible Assets	2,000	1,000

Total	$6,500	$1,500

10. Debt

On February 25, 2004, we executed the Amended and Restated Credit and Security Agreement with Citizens Bank of Pennsylvania, KeyBank National Association, Branch Banking and Trust Company of Virginia, Chevy Chase Bank, F.S.B., and Riggs Bank, N.A., in order to increase the capacity available under our prior loan agreement. The agreement initially provides for a $125 million revolving credit facility that can be increased to $200 million. The maturity date of the agreement is February 25, 2009. Under the agreement, we are required to maintain specified financial covenants relating to asset coverage, fixed charge coverage, and debt coverage. The agreement also places limitations on additional borrowings, mergers, and related-party transactions, payment of dividends, and contains limitations with respect to capital expenditures. Borrowings under the agreement are collateralized by our assets and bear interest at the London Inter-Bank Offer Rate (LIBOR), or the lender’s base rate, plus market-rate spreads that are determined based on a company leverage ratio calculation. As of September 30, 2004, we were in compliance with all covenants under the Credit Agreement.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction and Overview

ManTech is a leading provider of innovative technologies and solutions for mission-critical national security programs for the intelligence community, the Department of Defense, the Department of State, the Department of Justice, the Department of Homeland Security and other federal government customers. Our expertise includes software development, enterprise security architecture, information assurance, intelligence operations support, network and critical infrastructure protection, information technology, communications integration and engineering support. With more than 5,400 highly qualified employees, we operate in the United States and over 40 countries worldwide.

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

Government’s increased need for specialized support of ongoing and mission-critical operations, due in part to the growing complexity of technology. In the third quarter of 2004, our revenue was increased by $17.2 million as a result of our expansion of the logistical readiness, telecommunications, infrastructure, maintenance, repair and sustainment support provided in military deployed environments with U.S. and allied forces in support of peace-keeping efforts worldwide.

During the second quarter of 2004, we faced challenges associated with our personnel security investigations (PSI’s) business at our ManTech MSM Security Services, Inc. (MSM) subsidiary. In response to the government’s request to substantially increase the number of cases assigned to us, from 35 cases per day to 425 cases per day, pursuant to our contract with the Defense Security Service (DSS), we significantly expanded our operations at MSM. However, these cases proved to be significantly more complex than anticipated, requiring substantially more work to complete than our prior experience indicated. Because of the fixed-price nature of the contract, the increased costs associated with this contract reduced our earnings and, for the second quarter, we recorded an estimated contract loss of $4.7 million for this contract. Out of the $4.7 million estimated contract loss, we utilized approximately $3.1 million in the third quarter of 2004. On September 27, 2004, the government requested us to close out the DSS contract and cease investigative work on PSI’s that had been assigned to us under this contract and to submit both completed and incomplete investigations. The final settlement for payment with respect to incomplete investigations will depend on our negotiations with the customer. At September 30, 2004, the total receivable balance net of reserves for this contract was $18.1 million, including $15.5 million in unbilled.

During the third quarter of 2004, our other operations had revenues of $207.4 million, including $8.5 million from the operations purchased from ACS. This third quarter revenue represents a 22.9% increase or $38.7 million over the results for our other operations during the comparable period of 2003. Approximately $30.2 million of the increase was primarily due to an increase in our work under contracts with the Department of Defense and various intelligence agencies. For these operations, cost of services grew by 21.9%, as we added personnel from recent acquisitions and experienced higher pass-though costs in the quarter. Operating income for these operations grew by 39.2%, to $17.6 million, including $1.0 million related to operations purchased from ACS, and net income for these operations grew by 43.8% to $10.2 million.

The following table presents certain operational performance measures for our MSM subsidiary, our other businesses (i.e., excluding MSM), and ManTech on a consolidated basis. This information provides additional insight into the impact of MSM’s performance on ManTech’s consolidated results for the three and nine months ended September 30, 2004.

	Three Months Ended September 30, 2004
	MSM	Other Operations	ManTech Consolidated
Revenues	$3,816	$207,444	$211,260
Operating Income (Loss)	$(3,968)	$17,550	$13,582
Operating Margin	(104.0)%	8.5%	6.4%
Net Income (Loss)	$(2,411)	$10,225	$7,814

	Nine Months Ended September 30, 2004
	MSM	Other Operations	ManTech Consolidated
Revenues	$10,417	$602,194	$612,611
Operating Income (Loss)	$(26,864)	$51,573	$24,709
Operating Margin	(258.0)%	8.6%	4.0%
Net Income (Loss)	$(16,107)	$30,070	$13,963

Three Months Ended September 30, 2004 Compared to the Three Months Ended September 30, 2003

Our increase in revenue is ultimately as a result of the increased spending for national security and homeland security. We also generated an increase in revenue resulting from the recent acquisition of operations from ACS. Revenue in our business, excluding MSM, grew to $207.4 million during the quarter, from $168.8 million for the same period last year.

Revenues

Revenues increased 16.3% to $211.3 million for the three months ended September 30, 2004, compared to $181.6 million for the same period in 2003. Part of this increase in revenue was due to the operations purchased from ACS in the first and second quarters of 2004, which added $8.5 million in revenue. Our revenue was increased by $17.2 million as a result of our expansion of the logistical readiness, telecommunications, infrastructure, maintenance, repair and sustainment support provided in military deployed environments with U.S. and allied forces in support of peace-keeping efforts worldwide. An additional $13.0 million of the increase in revenue was due to the other contracts with the Department of Defense and various intelligence agencies. Offsetting these increases was a decrease in revenues of $9.0 million on MSM, compared to the same period in 2003. We derived approximately 44.6% of our revenue for the three months ended September 30, 2004 from work under GSA schedule contracts, compared with approximately 43.9% for the same period in 2003. Subcontracts accounted for 13.9% of our revenue for the three months ended September 30, 2004, compared with 10.2% for the same period in 2003. We anticipate that quarterly revenues for our contracts with the Department of Defense and various intelligence agencies will continue at this level, or slightly higher levels, largely because of the United States’ continuing efforts on the war on terrorism, and the specialized advanced information technology skills that we offer.

Cost of services

Cost of services increased 19.6% to $176.4 million for the three months ended September 30, 2004, compared to $147.5 million for the same period in 2003. Over $7 million of this increase in cost of services was incurred on contracts purchased from ACS. An additional $21.7 million of this increase in cost of services was generated through contracts with the Department of Defense and various intelligence agencies. As a percentage of revenues, cost of services increased 2.3%, to 83.5% for the three months ended September 30, 2004, compared to 81.2% for the same period in 2003. Direct labor costs increased by 23.6%, primarily due to additional personnel from acquisitions, direct new hires and increased salaries. For the three months ended September 30, 2004, other direct costs increased by 11.5% over third quarter 2003, from $59.8 million to $66.7 million. As a percentage of revenues, other direct costs decreased slightly from 32.9% for the three months ended September 30, 2003 to 31.6% for the same period in 2004.

Gross profit

Gross profit increased 2.2% to $34.9 million for the three months ended September 30, 2004, compared to $34.1 million for the same period in 2003. Gross profit margin was 16.5% for the three months ended September 30, 2004, compared to 18.8% for the same period in 2003. Gross profit for the third quarter 2004 was impacted by a $9.0 million decrease in revenue from MSM, while cost of services only decreased $1.8 million for MSM. Time-and-materials contracts and fixed-price contracts comprised 72.0% of revenues for the three months ended September 30, 2004, compared with 66.5% for same period in 2003.

General and administrative

General and administrative expenses increased 22.3% to $20.5 million for the three months ended September 30, 2004, compared to $16.7 million for the same period in 2003. The increased expenses reflect additional management personnel and infrastructure related to our acquisitions and expansions that are necessary to support the growth of our business. As a percentage of revenues, general and administrative expenses increased to 9.7% for the three months ended September 30, 2004, compared to 9.2% for the same period in 2003.

Depreciation and amortization

Depreciation and amortization expense decreased 28.5% to $0.8 million for the three months ended September 30, 2004, compared to $1.2 million for the same period in 2003. This decrease was due primarily to a reverse of amortization expenses related to the operations purchased from ACS. The independent appraisal of the assets acquired from ACS was completed during third quarter 2004, which resulted in a $5.0 million addition to goodwill and a $5.0 million reduction in amortizable intangible assets.

Income from operations

Income from operations decreased 16.3% to $13.6 million for the three months ended September 30, 2004, compared with income of $16.2 million for the same period in 2003. Income from operations is lower, primarily due to the $9.0 million decrease in revenues at MSM that resulted in a $2.4 million net loss at MSM for the quarter ended September 30, 2004.

Interest Income (Expense), net

Interest expense, net, decreased to $523 thousand for the three months ended September 30, 2004, compared with $618 thousand for the same period in 2003. The decrease in interest expense is a result of interest revenue from letters of credit granted as discussed in the Off-Balance Sheet Arrangements section. The average levels of indebtedness were approximately $31.4 million and $25 million, in the three months ended September 30, 2004 and September 30, 2003, respectively.

Other Income (Expense)

Other income for the third quarter of 2004 of $162 thousand consisted primarily of income from an investment in a joint venture offset by foreign currency conversion losses. In the third quarter of 2003, a $58 thousand loss was due primarily to investment in a joint venture.

Net income

Net income decreased 15.3% to a $7.8 million for the three months ended September 30, 2004, compared to $9.2 million in net income for the same period in 2003. The decrease resulted from $2.6 million less in operating income, offset by decreased income tax expense of $0.9 million. Our effective tax rate for the three months ended September 30, 2004 and September 30, 2003 was 40.9% and 40.7%, respectively.

Nine Months Ended September 30, 2004 Compared to Nine Months Ended September 30, 2003

Revenues

Revenues increased 20.9% to $612.6 million for the nine months ended September 30, 2004, compared to $506.8 million for the same period in 2003. Our revenue was increased by $47.5 million as a result of our expansion of the logistical readiness, telecommunications, infrastructure, maintenance, repair and sustainment support provided in military deployed environments with U.S. and allied forces in support of peace-keeping efforts worldwide. Approximately $30.0 million of this increased revenue is attributable to year-to-date revenues from acquisitions of IDS in early 2003, and from operations purchased from ACS in the first and second quarters of 2004. In addition, we derived approximately $10 million in revenue from our contract to support relocation of a U.S. Army Special Operations Command Center. The remaining amount of increase is due to increased work from Department of Defense and various intelligence agencies. Offsetting these increases was $11.8 million decrease in revenues at MSM as previously discussed.

We derived approximately 44.1% of our revenues for the nine months ended September 30, 2004 from work under GSA schedule contracts, compared with approximately 40.0% for the same period in 2003. Subcontracts accounted for 13.4% of our revenue for the nine months ended September 30, 2004, compared with 10.2% for the same period in 2003.

Cost of services

Cost of services increased 27.5% to $524.8 million for the nine months ended September 30, 2004, compared to $411.6 million for the same period in 2003. As a percentage of revenues, cost of services increased from 81.2% to 85.7%, or 4.5% of revenue. The increase by 4.5% of revenue is due primarily to the $11.8 million decrease in revenues at MSM and a $16.6 million increase in cost of services at MSM, which includes the $4.7 million contract loss recorded in the second quarter of 2004. Excluding MSM, cost of services as a percentage of revenue remained the same at 81.8% for both 2004 and 2003. Direct labor costs excluding MSM increased by 22.1% due to an increase in personnel, primarily related to our acquisitions and direct new hires and increased salaries. For the nine months ended September 30, 2004, other direct costs including MSM increased by 30.3% over the first nine months of 2003, from $162.5 million to $211.7 million. This increase was attributable to an increase in pass-through costs in 2004 over 2003, the $4.7 million contract loss noted above, year-to-date results from IDS, and costs incurred on contracts purchased from ACS. As a percentage of revenues, other direct costs including MSM increased to 34.6% for the nine months ended September 30, 2004 from 32.1% for the same period in 2003. Over $25 million of this increase in cost of services is attributable to a full three quarters of cost from IDS, and cost incurred on operations purchased from ACS during the first and second quarters of 2004.

Gross profit

Gross profit decreased 7.7% to $87.8 million for the nine months ended September 30, 2004, compared to $95.2 million for the same period in 2003. Gross profit margin decreased to 14.3% for the nine months ended September 30, 2004, compared to 18.8% for the same period in 2003. The decrease in the gross profit margin was primarily the result of the $11.8 million decrease in revenues at MSM and a $16.6 million increase in cost of services, noted above. This profit reduction was partially offset by a one-time profit of $1.0 million on a fixed-price contract attributable to performance improvements taken in the first quarter of 2004. Time-and-materials and fixed-price contracts comprised 70.7% of revenues for the nine months ended September 30, 2004, compared with 64.9% for the same period in 2003.

General and administrative

General and administrative expenses increased 24.9% to $59.6 million for the nine months ended September 30, 2004, compared to $47.7 million for the same period in 2003. The increased expenses reflect additional management personnel and infrastructure related to our acquisitions that support the growth of the business. In addition, we recorded $800 thousand in costs related to terminating a lease agreement for an idle facility. As a percentage of revenues, general and administrative expenses increased to 9.7% for the nine months ended September 30, 2004 from 9.4% for the same period in 2003.

Depreciation and amortization

Depreciation and amortization expense increased 6.3% to $3.6 million for the nine months ended September 30, 2004, compared to $3.4 million for the same period in 2003. The increase resulted primarily from an additional $0.2 million of amortization of intangible assets established in connection with our recent acquisitions.

Income from operations

Income from operations decreased 44.1% to $24.7 million for the nine months ended September 30, 2004, compared with $44.2 million for the same period in 2003. The decrease was primarily a result of the losses at MSM, noted above.

Net income

Net income decreased 44.3% to $14.0 million for the nine months ended September 30, 2004, compared to $25.1 million for the same period in 2003. Our effective tax rate for the three months ended September 30, 2004 and September 30, 2003 was 40.9% and 40.6%, respectively.

Backlog

At September 30, 2004 and December 31, 2003, our backlog was $1.5 billion and $1.5 billion, respectively, of which $466 million and $375 million, respectively, was funded backlog. At September 30, 2003, our backlog was $1.5 billion, of which $411 million was funded backlog. Backlog and funded backlog represent estimates that we calculate on a consistent basis. Additional information on how we determine backlog is included in our annual report on Form 10-K for the fiscal year ended December 31, 2003, previously filed with the SEC.

Liquidity and Capital Resources

Our primary source of liquidity is cash provided by operations and our $125.0 million revolving credit facility. At September 30, 2004, we had outstanding loans of $25.0 million under the credit facility. Generally, cash provided by operating activities is adequate to fund our operations. We maintain a $25.0 million outstanding loan balance, related to our interest rate swap agreements, which has a fixed rate of 6.83%. In addition, due to fluctuations in our cash flows and the growth in the operations, it is necessary from time to time to borrow above the $25.0 million level. In the future, we may borrow greater amounts in order to finance acquisitions or major new contract start ups. Net proceeds of $67.6 million from our follow-on public offering in 2002 were used to fund our acquisitions and related expenses of IDS and MSM during the first quarter of 2003.

Net cash flows from operating activities

Cash provided by operating activities for the nine months ended September 30, 2004 was $19.7 million, compared to $8.7 million of cash provided by operating activities for the nine months ended September 30, 2003. In the nine months ended September 30, 2004, cash provided by operating activities was increased and is primarily the result of improvement in billing and collection processes of newly-acquired subsidiaries’ contracts receivables and increase in accrued liabilities.

Net cash flows from investing activities

Cash used in investing activities of operations was $14.7 million for the nine months ended September 30, 2004, compared to $72.5 million for the same period in 2003. Investing activities in the first nine months of 2004 included the acquisitions of certain assets from ACS for $8.0 million, a $2.9 million payment for an earnout on a prior year’s acquisition, and purchases of property of $4.1 million. Investing activities in the first nine months of 2003 included the acquisitions of IDS and MSM for $62.7 million and $4.9 million, respectively; purchases of property and equipment of $2.8 million; and investments in intellectual property of $1.5 million. Investing activities have primarily consisted of investments in intellectual property, acquisitions of businesses, and purchases of property and equipment. In the future, we expect to continue with selective acquisitions that are consistent with our strategic plan for growth.

Net cash flows from financing activities

Cash provided by financing activities was $3.1 million for the nine months ended September 30, 2004, compared to cash used in financing activities of $0.08 million for the nine months ended September 30, 2003. The net cash provided in the first nine months of 2004 resulted primarily from a decrease in our borrowings of $182 thousand and proceeds from the exercise of stock options of $3.2 million. The cash provided by financing activities was primarily used for the acquisitions. The net cash used in the first nine months of 2003 resulted primarily from our payment of the final installment of a not-to-compete financing offset by proceeds received from employees upon the exercise of stock options.

Credit Agreement

On February 25, 2004, we executed the Amended and Restated Credit and Security Agreement with Citizens Bank of Pennsylvania, KeyBank National Association, Branch Banking and Trust Company of Virginia, Chevy Chase Bank, F.S.B., and Riggs Bank, N.A., in order to increase the capacity available under our prior loan agreement. The agreement initially provides for a $125 million revolving credit facility that can be increased to $200 million. The maturity date of the agreement is February 25,

2009. Under the agreement, we are required to maintain specified financial covenants relating to asset coverage, fixed charge coverage, and debt coverage. The agreement also places limitations on additional borrowings, mergers, and related-party transactions, payment of dividends, and contains limitations with respect to capital expenditures. Borrowings under the agreement are collateralized by our assets and bear interest at the London Inter-Bank Offer Rate (LIBOR), or the lender’s base rate, plus market-rate spreads that are determined based on a company leverage ratio calculation. To manage our exposure to the fluctuations in these variable interest rates, we executed an interest swap in December 2001. The swap agreement has a notional principal amount of $25.0 million and currently has a fixed LIBOR rate of 6.83%. As of September 30, 2004, we were in compliance with all material covenants under the Credit Agreement.

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

Off-Balance Sheet Arrangements

Effective September 20, 2003, our lenders issued two letters of credit to Fianzas Guardiana Inbursa, S.A. (FGI) on behalf of GSE Systems, Inc. (GSE). The first letter of credit supports an advance payment bond of approximately $1.8 million, issued by FGI to a customer of GSE’s power business, and has a term of 30 months. The second letter of credit supports a performance bond of approximately $1.3 million issued by FGI to the same customer, and has a term of 42 months. FGI can draw upon both letters of credit in the event that the performance bonds are drawn on by the customer, which would only occur in the event of a contractual default by GSE. In the event that the letters of credit are drawn upon, we have entered into a collateral agreement with GSE whereby GSE has agreed to indemnify us from any and all costs, damages, claims, actions, demands, losses and expenses (including the value of the letters of credit drawn upon, reasonable attorneys’ fees, collection fees or enforcement fees). In exchange for issuing the letters of credit, we received 100,000 warrants to purchase GSE’s common stock at the market price of GSE’s common stock on the close of business on July 8, 2003, and will receive a 7% annual fee, payable on a quarterly basis, calculated on the total amount of the then-existing value of the letters of credit.

In accordance with Financial Accounting Standards Board Interpretation No. 45, we have established a $3.1 million long-term liability for these guarantees and have increased the carrying value of our investment in GSE by an equivalent amount.

George J. Pedersen, our Chairman of the Board and Chief Executive Officer, and John A. Moore, our Executive Vice President, each beneficially own shares and options of GSE stock representing less than 5% of GSE. Messrs. Pedersen and Moore also both serve on GSE’s board of directors and are members of its compensation committee.

Discontinued Operations

In September 2001, we decided to exit certain lines of business involving foreign operations or operations that primarily serve commercial customers. Since then, we have disposed of several of our businesses and have classified them as discontinued operations in our consolidated financial statements. We disposed all of these businesses prior to December 31, 2002, except our Australia-based software solutions business, which we sold in February 2003.

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

We believe that it is important to communicate our future expectations to our investors. However, there may be events in the future that we are not able to predict accurately or control. The factors that could cause actual results to differ materially from anticipated results include, but are not limited to, the following:

•	adverse changes in U.S. Government spending priorities;

•	failure to retain existing U.S. Government contracts or win new contracts;

•	risk of adverse consequences resulting from contract negotiations on existing U.S. Government contracts;

•	adverse results of U.S. Government audits of our government contracts;

•	risk of contract performance or termination;

•	failure to obtain option awards, task orders or funding under contracts;

•	risks associated with complex U.S. Government procurement laws and regulations;

•	additional costs associated with complying with new laws and regulations relating to corporate governance issues.

•	failure to successfully integrate recently acquired companies or businesses into our operations or to realize any accretive or synergistic effects from such acquisitions; and

•	failure to identify, execute or effectively integrate future acquisitions.

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

Our exposure to market risk relates to changes in interest rates for borrowings under our senior term loan and revolving credit facility. These borrowings bear interest at variable rates. As of September 30, 2004, we had $25.0 million in borrowings outstanding under our revolving credit facility. A hypothetical 10% increase in interest rates would have increased our interest expense for the nine months ended September 30, 2004 by less than $0.1 million.

In December 2001, we entered into an interest swap agreement in order to reduce our exposure associated with the market volatility of fixed London Inter-Bank Offer Rate (LIBOR) interest rates. This agreement has a notional principal amount of $25.0 million and, as of September 30, 2004, had a rate of 6.83%. This agreement is a hedge against revolving debt of $25.0 million, which bears interest at monthly floating LIBOR plus 1.00%. At stated monthly intervals the difference between the interest on the floating LIBOR-based debt and the interest calculated in the swap agreement are settled in cash. The value of the swap at September 30, 2004 was a negative $3.8 million.

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

As of September 30, 2004, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), management evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 of the Exchange Act. Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective, as of September 30, 2004, such that the information relating to us that is required to be disclosed in our reports filed with the SEC (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

There were no significant changes in our internal control over financial reporting during the three months ended September 30, 2004 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Non-audit services are defined as services other than those provided in connection with an audit or a review of our financial statements. During the quarter ended September 30, 2004, the Audit Committee approved the engagement of Deloitte & Touche LLP to provide employee benefit plan audit services and tax compliance and related services to ManTech.

In June 2004, ManTech formed a Nominations Committee for the purpose of identifying individuals qualified to become members of the Board of Directors and recommending persons for the Board of Directors to select as nominees for election as directors of ManTech. Pursuant to our Nominations Committee charter, the Nominations Committee has adopted a formal policy, which such policy was ratified by the Board of Directors, to describe (i) the circumstances pursuant to which it will consider candidates for the Board of Directors who are recommended by our stockholders, and (ii) the procedures to be followed by such stockholders in submitting their recommendations (the “Stockholder Policy”). Pursuant to the Stockholder Policy, the Nominations Committee will consider candidates recommended by our stockholders who beneficially own, at the time of the recommendation, not less than 1% of our outstanding common stock (a “Qualifying Stockholder”). The Nominations Committee generally employs the same evaluation process for all potential director nominees, including candidates for director who are recommended by Qualifying Stockholders. Details and other information regarding the Stockholder Policy, and the procedures to be followed in submitting stockholder recommendations, are available from us upon written request made to our Corporate Secretary at 12015 Lee Jackson Highway, Fairfax, Virginia 22033-3300. We will also post these materials on our website at www.mantech.com prior to the end of 2004. In addition to making a recommendation directly to our Nominations Committee, stockholders who wish to nominate a person for election as a director at the next annual meeting of our stockholders may do so in accordance with the procedures contained in our bylaws and as described in our most recent proxy statement.

Item 6.	Exhibits and Reports on Form 8-K

(a) Exhibits required by Item 601 of Regulation S-K:

EXHIBIT NO.	DESCRIPTION

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended.

(b) Reports on Form 8-K

FILING DATE	DESCRIPTION

July 19, 2004	On July 19, 2004, ManTech filed a report on Form 8-K relating to its issuance of a press release announcing that it was unable to reconfirm the second quarter and fiscal year 2004 revenue and earnings guidance it had previously provided on May 26, 2004.

August 2, 2004	On August 2, 2004, ManTech filed a report on Form 8-K relating to an administrative manner concerning the change of record keepers under the ManTech International 401(k) Plan. As a result, and in order to implement the change, participants would be temporarily unable to engage in certain plan transactions, and pursuant to Section 306(a) of the Sarbanes-Oxley Act, ManTech’s directors and executive officers would be prohibited from purchasing, selling or otherwise acquiring or transferring ManTech stock.

August 16, 2004	On August 16, 2004, ManTech filed a report on Form 8-K relating to its issuance of a press release announcing financial results for the three- and six-month periods ended June 30, 2004, as well as earnings guidance for the third quarter and full fiscal year 2004.

September 14, 2004	On September 14, 2004, ManTech filed a report on Form 8-K relating to the promotion of Robert A. Coleman to the positions of President and Chief Operating Officer.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MANTECH INTERNATIONAL CORPORATION

Date: November 5, 2004	By:	/s/ George J. Pedersen
	Name:	George J. Pedersen
	Title:	Chairman of the Board of Directors and
Chief Executive Officer

Date: November 5, 2004	By:	/s/ Ronald R. Spoehel
	Name:	Ronald R. Spoehel
	Title:	Executive Vice President,
Chief Financial Officer and Director