Form 10-K
period 2004-12-31
MANTECH INTERNATIONAL CORP
filed 2005-03-16
CIK 892537

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10–K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to

Commission File No. 000-49604

(Exact name of registrant as specified in its charter)

Delaware	22-1852179
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☒    No  ☐

The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2004 was $348,084,800 (based on the closing price of $18.77 per share on June 30, 2004, as reported by the Nasdaq National Market).

There were the following numbers of shares outstanding of each of the registrant’s classes of common stock as of March 8, 2005: ManTech International Corp. Class A Common Stock, $.01 par value per share, 17,494,952 shares; ManTech International Corp. Class B Common Stock, $.01 par value per share 15,065,293 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the definitive Proxy Statement to be filed with the Securities Exchange Commission pursuant to Regulation 14A in connection with the registrant’s 2005 Annual Meeting of Stockholders, to be filed subsequent to the date hereof, are incorporated by reference into Part III (Items 10, 11, 12, 13 and 14) of this Annual Report on Form 10-K. Such definitive Proxy Statement will be filed with the Commission not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

PART I

Item 1. Business

This Annual Report on form 10-K contains forward-looking statements regarding our business, financial condition, results of operations and prospects. Although they are not the exclusive means of identifying forward-looking statements, you can often identify these statements by the use of words such as “may,” “will,” “expect,” “intend,” “anticipate,” “believe,” “plan,” “seek,” “estimate,” “continue” and other similar words or variations on such words. Additionally, statements concerning future matters or matters that are not historical are forward-looking statements. You should read our forward-looking statements carefully because they discuss our future expectations, make projections of our future results of operations or financial condition, or state other “forward-looking” information.

Although forward-looking statements in this Annual Report reflect the good faith judgment of management, such statements can only be based on facts and factors currently known by us. Consequently, forward-looking statements are inherently subject to risks and uncertainties and actual results and outcomes may differ materially from the results and outcomes discussed in or anticipated by the forward-looking statements. The factors that could cause or contribute to such differences include, but are not limited to, those discussed under the heading “Risks Related to our Business” below, as well as those discussed elsewhere in this Annual Report. We urge you not to place undue reliance on these forward-looking statements, which speak only as of the date of this Annual Report. We undertake no obligation to revise or update any forward-looking statements in order to reflect any event or circumstance that may arise after the date of this Annual Report. We also suggest that you carefully review and consider the various disclosures made in this Annual Report that attempt to advise interested parties of the risks and factors that may affect our business, financial condition, results of operations and prospects.

In this document, unless the context indicates otherwise, the terms “Company” and “ManTech,” as well as the words “we,” “our,” “ours” and “us,” refer to both ManTech International Corporation and its consolidated subsidiaries. The term “registrant” refers only to ManTech International Corporation.

Business Overview

ManTech is a leading provider of innovative technologies and solutions for mission-critical national security programs for the Intelligence Community and the Departments of Defense, State, Homeland Security, Justice and other U.S. federal government agencies. Our expertise includes systems engineering, systems integration, software development, enterprise security architecture, information assurance, intelligence operations support, network and critical infrastructure protection, information technology, communications integration and engineering support. With more than 5,500 highly qualified employees, we operate in the United States and 40 countries worldwide.

In 2004 our revenue was $842.4 million, a 20% increase over our 2003 revenue of $701.6 million. We have grown substantially in the last three years. At the end of 2001, just to prior to our initial public offering (IPO) in February 2002, our revenue was $431 million—thus almost doubling in a three-year period. For the years ended December 31, 2004, 2003 and 2002, approximately 91.8%, 91.2% and 86.6%, respectively, of our revenues were derived from our customers in the Intelligence Community and the Department of Defense. These customers include the Office of the Secretary of Defense, the Department of State, the Department of Homeland Security, various intelligence agencies, joint intelligence task forces, the U.S. Army, Navy, Air Force and Marine Corps and joint military commands. We also provide solutions to federal government civilian agencies, including the Department of Justice, NASA, and EPA, as well as to state and local governments and commercial customers.

ManTech’s Solutions and Services

We deliver comprehensive information technology, technical and other services and solutions for mission-critical, enterprise information technology and communication systems. Some examples of the solutions and services we provide customers include:

•	Joint Regional Information Exchange System (JRIES)—We developed JRIES for the Defense Intelligence Agency (DIA) and it was later adopted by Department of Homeland Security (DHS) as part of their Homeland Security Information Network (HSIN). The HSIN system allows all 50 states and major urban areas to collect and disseminate information between federal, state, and local agencies involved in combating terrorism. The network is a secure 24x7 real-time collaborative tool that has interactive connectivity with the DHS operations center. This secure system significantly strengthens the exchange of real-time threat information at the sensitive-but-unclassified level. Initially HSIN was to be made available to all 50 states, but DHS has decided to expand its reach to include 3,000 counties throughout the U.S.

•	Enhanced signal intelligence systems, infrastructure and mission-critical functionality for the U.S. Army—ManTech operates regional support centers in the United States, Iraq, Afghanistan, Germany, Korea, Kuwait, Bosnia and elsewhere for intelligence, electronic warfare and related missions. We perform systems and network troubleshooting, maintenance, repair and installation, as well as integration and testing of electronic, electrical and mechanical equipment designed for vehicular, airborne and portable platforms. Our personnel stationed at these regional support centers have supported every major military deployment since 1990. Beginning with Desert Storm and currently for Iraqi Freedom, our personnel have provided Command, Control, Communications, Computers and Intelligence (C4I) systems operations and maintenance support to deployed units in hostile environments. As part of other overseas activities, we have personnel deployed at locations in Afghanistan, Uzbekistan and Kyrgyzstan in support of Air Force operations.

•	Cyber and physical security for the Department of State, U.S. embassies and consulates, and other federal executive agencies—our security professionals have surveyed, designed and installed leading edge technology and equipment in over 100 U.S. government facilities. ManTech has assisted in developing a secure global network and infrastructure for 190 Foreign Service installations worldwide. Our segmented architectures enable Internet access from each department desktop worldwide—with a secure infrastructure for both local and wide area networks. The company’s network and PC-based intrusion detection program works with the evolving virtual private networks of the Department of State and the foreign affairs community.

•	Computer forensics and intrusion analysis—We have a team of highly-skilled technical specialists in the fields of computer forensics, intrusion analysis, computer and network vulnerability testing, and atypical research and development. The group can provide full scope digital analysis which includes everything from traditional forensic services to more advanced capabilities such as advanced data hiding analysis, protocol replication and reverse engineering.

Our offerings fall into one or more of three basic categories: Secure Systems and Infrastructure; Information Technology; and Systems Engineering.

Secure Systems and Infrastructure Solutions

We provide a broad range of solutions to enhance systems and network availability and mission-critical performance of our customers’ hardware, software, computer network and telecommunication assets and operations, including:

Intelligence Operations. We provide services for strategic and tactical intelligence systems, networks and facilities in support of the Intelligence Community and Department of Defense. To support classified systems and facilities designed to collect, analyze, process and report on various intelligence sources, we develop and integrate collection and analysis systems and techniques. Our intelligence-related services also include the design, rapid development and prototyping, integration and management of real-time signal processing systems. For example, when an adversary of a customer implements a new communication technique or protocol, we provide rapid prototyping and re-engineering services, which enable our customers in the Intelligence Community to decipher and exploit the communications.

Communication Systems and Infrastructure Support. We design, develop, modify and maintain secure communication systems and network infrastructures. This process involves evaluating industry standards, systems architectures and applications in order to recommend and develop technology solutions and integrate them into a customer’s secure communication systems. We also procure, install and test new voice, data and video communication systems. For example, we provide command, control, communications, computers and intelligence (C4I) systems, operations and maintenance support to deployed units in combat and post-combat environments. In addition, we integrate customers’ classified and unclassified information processing and telecommunication networks without disruption to the command missions.

Safeguarding Critical Infrastructures. We identify potential foreign and domestic threats, including terrorism, to quantify risk exposure and recommend cost-effective countermeasures to mitigate the risk pursuant to national policies and guidelines. Our capabilities include threat definition and modeling, vulnerability identification, adversary characterization, lethal force defense analysis, security life-cycle planning and management, physical and cyber countermeasure optimization techniques, and operations security assessments. For example, we supported the Department of State in assessing threats to critical infrastructure assets. Other projects include Homeland Security initiatives in support of agencies in New York and New Jersey.

Information Assurance. We provide comprehensive information assurance programs that assess and implement integrated physical, technical, operations, personnel, computer and communication security requirements, including disaster recovery assessment. Our services include systems security architecture development, test and evaluation, certification and accreditation support, and compliance audits and inspections. We offer information assurance support for both classified and unclassified systems that support the Department of Defense, the Intelligence Community, the Department of Justice, the Department of State, and other federal agencies.

Secrecy Management and Program Security Architecture. We provide secrecy management and security infrastructure services for highly classified programs, including intelligence operations and military programs. Due to the highly sensitive and classified nature of these programs, opportunities are often limited to a select number of providers that possess the requisite capabilities, qualifications and special access clearances. Our involvement in these programs often begins in the initial or concept phase. We identify critical elements that require protection and then help design the program to protect those critical elements throughout the program lifecycle. We provide secrecy and security services including vulnerability assessment, exposure analysis, secrecy architecture design, security policy development and implementation, lifecycle acquisition program security, system security engineering, security awareness and training, comprehensive security support services, and technical certification and accreditation services.

Information Technology Solutions

We provide a broad range of information technology solutions to our customers, including:

Enterprise Systems Engineering. We provide network architecture planning and implementation services and systems engineering services in support of enterprise-wide network infrastructures and components that include LAN/WAN architectures, messaging architectures, network management solutions, directory services architecture, and web hosting. These services are provided within secure environments requiring the application of multi-level security policies across the enterprise. For example, we developed and implemented a scalable enterprise-wide network and messaging infrastructure accredited to meet Director of Central Intelligence Directive 6/3 for Protection Level 3 in support of an Intelligence Community customer. Additionally, we provide enterprise systems engineering services to include LAN/WAN, messaging, and e-mail infrastructure architecture and implementation to an Intelligence Community customer.

Systems Design and Integration Services. We provide a wide range of systems design, integration, and implementation support for our government and commercial customers. We also develop and provide specialized training programs for information systems, including interactive electronic training and technical manuals and enterprise-wide distance learning programs. For example, we provide programmatic reporting mechanisms to assess and evaluate a training program for a Department of Defense customer.

Enterprise Application Solutions. We design, develop, implement, test, maintain and web-enable software applications for our customers’ information systems and network infrastructures. We provide comprehensive e-commerce services, including web development efforts that focus on designing and maintaining scalable, interoperable, reliable and portable end-to-end information management solutions. We apply these capabilities to critical customer missions requiring multi-layered security within the application in order to improve information sharing and collaboration. For example, we developed a state-of-the-art analytic environment that provides access to regional, national, and international information with appropriate security level access controls providing direct operational support to time sensitive counterterrorism activities in support of an Intelligence Community customer.

Our e-commerce services also include global web-based collaboration, electronic cataloging, automated document imaging and business process re-engineering. For example, as part of our business process re-engineering services, we are working with the Office of the Secretary of Defense to explore and develop new information collaboration and enterprise information integration standards.

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

Systems Engineering Solutions

We offer our customers a broad range of systems engineering solutions, including:

Systems Engineering Services. We perform comprehensive systems engineering services to analyze and develop solutions for customer hardware and software requirements. We also evaluate existing system designs to determine if performance enhancements or cost savings can be derived through the integration of current technologies. For more than 36 years ManTech engineers and scientists have been providing critical acoustic systems engineering support to the Navy that includes data acquisition and analysis, model instrumentation and maintenance, and program and logistics support. ManTech personnel have performed acoustic testing for every operational Navy combatant—both surface and submarine. ManTech’s support to the Navy also involves data acquisition and recording technology, advanced signal processing and sonar systems engineering analysis We also support combat identification systems development, and provide systems engineering and technical services that support the design and installation of communication, intelligence, electronic warfare and information systems aboard Navy and Coast Guard ships and at shore-based facilities.

Testing and Evaluation. We test complex and mission-critical hardware and software systems used by the Army, Navy and NASA-with many of these customer relationships spanning more than three decades. We have played key roles in improving the performance, reliability, maintainability, supportability and weapons effectiveness of all Navy in-service rotary and fixed wing platforms, including the F/A-18E/F Super Hornet, and their associated ordnance. We are participating in the development of plans for testing and evaluating the Joint Strike Fighter and the Multi-Mission Maritime Aircraft.

ManTech has been supporting the NASA Goddard Space Flight Center for more than 30 years as the principal contractor responsible for providing comprehensive integration, environmental test engineering and operations support for systems such as the Hubble Space Telescope. Our space payload test and integration services have supported every in-house earth orbit program since 1971. We conduct a broad range of tests, including structural, acoustics, vibration, space simulation and electromagnetic tests, to certify that all flight hardware can withstand the extreme conditions of space flight. We have won recognition within Goddard and the NASA community for our test, integration, transportation and launch site support. For example, in 2003 we received the highly regarded George M. Low Award as the premier large business services contractor for NASA.

We also design, manufacture and produce automated test technology for military and commercial customers. For example, we provide automated testing and maintenance services to the U.S. Air Force’s Low Altitude Navigation and Targeting Infrared for Night weapons system Line Replacement Units.

Independent Validation and Verification. We perform tests to certify that new systems or upgraded systems operate in accordance with their design requirements. For example, we have performed certification services for aircraft weapon systems in support of U.S. Naval Air Systems Command programs.

ManTech’s Customers

Our customers include U.S. federal government intelligence, military and civilian agencies, state and local governments and commercial customers. We have successful, long-standing relationships with our customers, having supported many of them for 15 to 30 years. Representative customers include:

•	Intelligence and Department of Defense customers such as the Office of the Secretary of Defense, the U.S. Army, Navy, Air Force and Marine Corps, the Department of State, the Department of Homeland Security and multiple intelligence and classified agencies.

•	Civilian agencies or departments such as the Department of Justice, the Department of Commerce, and the National Aeronautics and Space Administration.

Our revenues derived from our federal government customers, consisting primarily of customers in the Intelligence Community and Department of Defense, accounted for approximately 98.1%, 98.1% and 96.3% of our revenues for 2004, 2003 and 2002, respectively. Our federal government customers typically exercise independent contracting authority, and even offices or divisions within an agency or department may directly, or through a prime contractor, use our services as a separate customer so long as that customer has independent decision-making and contracting authority within their organizations. For example, under a blanket purchasing agreement with one of the Army’s contracting agencies, program managers throughout the Army and from other services and defense agencies are able to purchase a wide range of our solutions. One customer, the U.S. Army Communications-Electronic Command Headquarters (CECOM-HQ) accounted for 15.1% of our revenues for the year ended December 31, 2004. No single customer accounted for 10% or more of our revenues for the years ended December 31, 2003 and 2002. In addition, there were no sales to any customers within a single country (except for the United States) where the sales accounted for 10% or more of total revenue.

For 2004 and 2003, we derived 13.7% and 11.4%, respectively, of our revenues through relationships with prime contractors, who contract directly with the customer and subcontract to us.

Foreign Operations

We treat sales to U.S. government customers as sales within the United States, regardless of where the services are performed. The percentages of total revenues by geographic customer for the years ended December 31, 2004, 2003 and 2002, were as follows:

	Year Ended December 31,
	2004	2003	2002
United States	99.4%	99.4%	99.4%
International	0.6%	0.6%	0.6%

	100.0%	100.0%	100.0%

Other information relating to our foreign operations is provided in Note 4 to our consolidated financial statements.

Backlog

At December 31, 2004, our backlog was $1.7 billion, of which $450 million was funded backlog. At December 31, 2003, our backlog was $1.5 billion, of which $375 million was funded backlog. Backlog and funded backlog represent estimates that we calculate on the basis described below. We estimate that approximately 40% to 50% of the total backlog will be recognized as revenues prior to December 31, 2005.

We define backlog as our estimate of the remaining future revenues from existing signed contracts, assuming the exercise of all options relating to such contracts and including executed task orders issued under GSA schedule contracts. This includes an estimate of revenues for solutions that we believe we will be asked to provide in the future under the terms of executed multiple-award contracts in which we are not the sole provider; meaning that the customer could turn to other companies to fulfill the contract. It also includes an estimate of revenues from indefinite delivery, indefinite quantity contracts, which specify a maximum, but only a token minimum, amount of goods or services that may be provided under the contract. Backlog does not include the value for contracts where we have been given permission by the customer to begin or continue working, but where a formal contract or contract extension has not yet been signed.

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

Changes in the amount of our backlog and funded backlog result from potential future revenues from the execution of new contracts or the extension of existing contracts, reductions from contracts that end or are not renewed, reductions from the early termination of contracts, and adjustments to estimates of previously included contracts. Changes in the amount of our funded backlog also are affected by the funding cycles of the government. These estimates of future revenues are necessarily inexact and the receipt and timing of any of these revenues is subject to various contingencies, many of which are beyond our control. The actual accrual of revenues on programs included in backlog and funded backlog may never occur or may change because a program schedule could change, a program could be canceled, a contract could be modified or canceled, an option that we have assumed would be exercised is not exercised, or initial estimates regarding the level of solutions that we may provide could prove to be wrong. For the same reason, we believe that period-to-period comparisons of backlog and funded backlog are not necessarily indicative of future revenues that we may receive.

Employees

As of December 31, 2004, we had approximately 5,500 employees including approximately 300 part-time and temporary full-time employees. Over 600 employees were located outside of the United States.

Approximately 170 of our employees, all of whom are located at NASA’s Goddard Space Flight Center, are represented by the International Brotherhood of Electrical Workers union under a collective bargaining agreement. We have not experienced any work stoppage or strike by these employees and believe our relations with the union and our members to be good.

Patents, Trademarks, Trade Secrets and Licenses

We own two patents in the United States and two patents in Canada. While we believe these patents are valid, we do not consider business to be dependent on the protection of these patents in any material way.

We presently own 18 registered trademarks and service marks in the U.S. In addition, we have three registered copyrights. Because most of our business involves providing services to federal government customers, our operations generally are not substantially dependent upon obtaining and/or maintaining copyright or trademark protections, although our operations make use of such protections.

We license third party software, data and products. With the exception of our enterprise resource planning software, our operations are not generally dependent on such licenses in any material way.

We maintain a number of trade secrets that contribute to our success and competitive distinction and endeavor to accord such trade secrets protection adequate to ensure their continuing availability to us. While retaining protection of our trade secrets and vital confidential information is important, we are not materially dependent on maintenance of any specific trade secret or group of trade secrets.

We also enter into confidentiality and intellectual property agreements with our employees, which contain provisions that require them to disclose any inventions created during employment, convey all rights to inventions to us, and restrict the distribution of proprietary or confidential information.

Cyclicality

Expenditures by our customers tend to vary in cycles that reflect overall economic conditions and customer mission requirements, as well as budgeting and buying patterns. Our revenue has in the past been, and may in the future be, materially affected by a decline in the defense or other intelligence budgets or in the economy in general. Such future declines could alter our current or prospective customers’ spending priorities and budget cycles, or extend our sales cycle.

Competition

Our key competitors currently include divisions of large defense contractors such as BAE SYSTEMS, plc, Boeing, Booz Allen & Hamilton, Computer Sciences Corporation, General Dynamics, Lockheed Martin

Corporation, Northrop Grumman Corporation, and Science Applications International Corporation, as well as a number of smaller U.S. government contractors with specialized capabilities. Because of the diverse requirements of U.S. government customers and the highly competitive nature of large procurements, corporations frequently form teams to pursue contract opportunities. The same companies listed as competitors will, at times, team with us or subcontract to us in the pursuit of new business. We believe that the major competitive factors in our market are distinctive technical competencies, successful past contract performance, intelligence and military work experience, price of services, reputation for quality and key management with domain expertise.

2004 Acquisitions

Acquisition of Certain Assets from Affiliated Computer Services, Inc.—In furtherance of our strategic initiative to expand and enhance our support of the U.S. Air Force, on February 27, 2004, we acquired certain assets from Affiliated Computer Services, Inc. (ACS), a provider of systems engineering, network administration, program management, and communications systems support to Department of Defense customers. The assets acquired from ACS included contracts providing support to the U.S. Air Force Electronic Systems Center’s Information Technology Services Program. Services provided through these contracts include information technology services such as program management, systems engineering, network engineering and administration, test and evaluation, and data management. The purchase price of this acquisition was $6.5 million. On June 1, 2004, we acquired additional assets from ACS for $1.5 million. The assets acquired from ACS include contracts for providing support to NATO.

2003 Acquisitions

Integrated Data Systems Corporation—On February 28, 2003, we acquired 100 percent of the outstanding common shares of Integrated Data Systems (IDS) for a cash purchase price of $62.7 million, net of cash on hand of $2.8 million. The cash purchase price excludes $1.0 million of acquisition-related costs and is subject to an earnout provision. Founded in 1990, IDS delivers technology solutions and products in four core areas: software development, systems engineering/networking, information assurance, and government acquisition/procurement support software. IDS has developed secure, advanced messaging and collaboration applications and solutions in support of a wide variety of national security networks and systems. IDS is also one of Microsoft’s leading certified partners supporting U.S. government classified Intelligence Community programs. Many of the IDS employees have military or intelligence experience and high-level clearances.

MSM Security Services, Inc.—On March 5, 2003, we acquired 100 percent of the outstanding common shares of MSM Security Services, Inc. (MSM), a Maryland-based provider of Personnel Security Investigation (PSI) services to the U.S. government. The cash purchase price was approximately $4.9 million, of which $2.2 million in cash was paid to MSM shareholders and $2.7 million was used to repay existing MSM debt. The cash purchase price excludes $0.2 million of acquisition-related costs and is subject to an earnout provision. MSM specializes in PSI services for the U.S. government, having completed over 250,000 background investigations since its founding in 1978. MSM has active investigation contracts to support the U.S. Customs Service, the Office of Personnel Management, the Department of State, the Intelligence Community, and other federal government agencies.

On February 24, 2005, we reached a final corporate determination to exit the PSI services business and discontinue operations at our MSM subsidiary. We reached the determination to sell our MSM business after we concluded that the MSM business no longer furthered our long-term strategic objectives. Currently, we intend to sell MSM as a going-concern, and are in the process of identifying potential buyers or interested parties. We expect to complete the sale or other disposition of the MSM operations by the end of 2005.

Company Information Available on the Internet

Our internet address is www.mantech.com. We make available free of charge on our internet site our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC.

Risks Related to our Business

We are dependent on contracts with the U.S. federal government for substantially all of our revenues.

We expect that federal government contracts will continue to be the primary source of our revenues for the foreseeable future. Our revenues derived from our federal government customers, consisting primarily of customers in the Intelligence Community and the Departments of Defense, State, Homeland Security, and Justice, accounted for approximately 98.1%, 98.1% and 96.3% of our revenues for 2004, 2003 and 2002, respectively. If we were suspended or debarred from contracting with the federal government generally, or any significant agency in the Intelligence Community or Department of Defense, if our reputation or relationship with government agencies were impaired, or if the government otherwise ceased doing business with us or significantly decreased the amount of business it does with us, our business, prospects, financial condition or operating results could be materially harmed.

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

Federal government contracts contain provisions and are subject to laws and regulations that give the government rights and remedies not typically found in commercial contracts, including provisions that allow the government to:

•	Terminate existing contracts for convenience, as well as for default;

•	Reduce or modify contracts or subcontracts;

•	Cancel multi-year contracts and related orders if funds for contract performance for any subsequent year become unavailable;

•	Decline to exercise an option to renew a multi-year contract;

•	Claim rights in products and systems produced by us;

•	Suspend or debar us from doing business with the federal government or with a governmental agency; and

•	Control or prohibit the export of our products.

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

We must comply with laws and regulations relating to the formation, administration and performance of federal government contracts, which affect how we do business with our customers; and such laws and regulations may potentially impose added costs on our business. For example, we are subject to the Federal Acquisition Regulations and all supplements, which comprehensively regulate the formation, administration and performance of federal government contracts, and to the Truth in Negotiations Act, which requires certification and disclosure of cost and pricing data in connection with contract negotiations.

Our performance under our federal government contracts and our compliance with the terms of those contracts are subject to periodic review by our contracting agency customers. In addition, we routinely conduct our own internal reviews relating to our performance under our federal government contracts and our compliance with their terms. From time to time, such internal reviews and reviews by government contracting agencies result in discoveries by us or by our government contract customers of occurrences of non-compliance by us with the terms of contracts. If a government review or investigation uncovers improper or illegal activities, we may be subject to civil or criminal penalties or administrative sanctions, including termination of contracts, forfeiture of profits, the triggering of price reduction clauses, suspension of payments, fines and suspension or debarment from doing business with federal government agencies, or we may suffer harm to our reputation, which could impair our ability to win awards of contracts in the future or receive renewals of existing contracts. If we are subject to civil and criminal penalties and administrative sanctions or suffer harm to our reputation, our current business, future prospects, financial condition, or operating results could be materially harmed. From time to time in the past, we have been subject to government investigations. In addition, we are subject to industrial security regulations of Department of Defense and other federal agencies that are designed to safeguard against unauthorized foreigners’ access to classified information. The government may also reform our procurement practices or adopt new contracting rules and regulations, including cost accounting standards, that could be costly to satisfy or that could impair our ability to obtain new contracts.

Our contracts are subject to audits and cost adjustments by the federal government.

The federal government audits and reviews our performance on contracts, pricing practices, cost structure and compliance with applicable laws, regulations and standards. Like most large government contractors our contract costs are audited and reviewed on a continual basis. Although audits have been completed on the majority of our incurred contract costs through 2002, audits for costs incurred or work performed in and after 2002 remain ongoing and, for much of our work in recent years, have not yet commenced. In addition, non-audit reviews by the government may still be conducted on all our government contracts. Audits of contracts awarded through various GSA contract vehicles may result in a substantial adjustment to our revenues, as a result of pricing discounts and practices involving supporting commercial pricing practices. An audit of our work, including an audit of work performed by companies we have acquired or may acquire, could result in a substantial adjustment to our revenues because any costs found to be improperly allocated to a specific contract will not be reimbursed, and revenues we have already recognized may need to be refunded. If a government audit uncovers improper or illegal activities, we may be subject to civil and criminal penalties and administrative sanctions, including termination of contracts, forfeiture of profits, suspension of payments, fines and suspension or debarment from doing business with federal government agencies. In addition, we could suffer serious harm to our reputation if allegations of impropriety were made against us.

Our federal government contracts may be terminated by the government at any time.

We derive substantially all of our revenue from federal government contracts that may span one or more base years and one or more option years. The option periods typically cover more than one-half of the contract’s duration. Federal government agencies generally have the right not to exercise these option periods. Additionally, federal government contracts typically contain provisions permitting a government client to terminate the contracts for its convenience. These could result in a substantial adjustment to our revenues.

We derive significant revenues from contracts awarded through a competitive bidding process.

We derive significant revenues from federal government contracts that are awarded through a competitive bidding process. For example, after taking account our recent acquisitions, in 2004, 2003 and 2002, eight, eight and nine, respectively, out of our ten largest contracts, in terms of revenues, were awarded through a competitive bidding process. Much of the business that we expect to seek in the foreseeable future likely will be awarded through competitive bidding. Competitive bidding presents a number of risks, including the:

•	Need to bid on programs in advance of the completion of their design, which may result in unforeseen technological difficulties and cost overruns;

•	Substantial cost and managerial time and effort that we spend to prepare bids and proposals for contracts that may not be awarded to us;

•	Need to accurately estimate the resources and cost structure that will be required to service any contract we are awarded; and

•	Expense and delay that may arise if our competitors protest or challenge contract awards made to us pursuant to competitive bidding, and the risk that any such protest or challenge could result in the resubmission of bids on modified specifications, or in termination, reduction or modification of the awarded contract.

•	Changes to client bidding practices or government reform of its procurement practices, which may alter the prescribed contract relating to GSA contracts or other government-wide contracts.

•	Changes in policy and goals by the government providing set aside funds to small businesses, disadvantaged businesses, and other socio-economic requirements in the allocation of contracts.

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

Failure to maintain strong relationships with other contractors could result in a decline in our revenues.

For the years ended December 31, 2004 and 2003, we derived 13.7% and 11.4%, respectively, of our revenues from contracts in which we acted as a subcontractor to other contractors or to joint ventures which we and other contractors have formed to bid on and execute particular contracts or programs. We expect to continue to depend on relationships with other contractors for a portion of our revenues for the foreseeable future. Our business, prospects, financial condition or operating results could be adversely affected if other contractors eliminate or reduce their subcontracts or joint venture relationships with us, either because they choose to establish relationships with our competitors or because they choose to directly offer services that compete with our business, or if the government terminates or reduces these other contractors’ programs or does not award them new contracts.

We may not receive the full amount authorized under contracts that we have entered into and may not accurately estimate our backlog.

The maximum contract value specified under a government contract that we enter into is not necessarily indicative of revenues that we will realize under that contract. For example, we derive some of our revenues from government contracts in which we are not the sole provider (meaning that the government could turn to other companies to fulfill the contract), and from indefinite delivery, indefinite quantity contracts (which specify a maximum but only a token minimum amount of goods or services that may be provided under the contract). For many of our contracts, and particularly our indefinite delivery, indefinite quantity contracts, we must make assumptions in order to estimate the potential value of the contract to us; if these assumptions prove not to be borne out by actual outcomes, our estimates may similarly differ from actual results. In addition, Congress often appropriates funds for a particular program on a yearly basis, even though the contract may call for performance that is expected to take a number of years. As a result, contracts typically are only partially funded at any point during their term, and all or some of the work to be performed under the contracts may remain unfunded unless and until Congress makes subsequent appropriations and the procuring agency allocates funding to the contract. Nevertheless, we look at these contract values, including values based on the assumed exercise of options relating to these contracts, in estimating the amount of backlog. Because we may not receive the full amount we expect under a contract, we may not accurately estimate our backlog. Similarly, in recent years we have been deriving an increasing percentage of our revenues under GSA schedule contracts. GSA schedule contracts are procurement vehicles under which government agencies may, but are not required to, purchase professional services or products. Estimates of future revenues included in backlog are not necessarily precise and the receipt and timing of any of these revenues are subject to various contingencies, many of which are beyond our control.

We may not accurately estimate the expenses, time and resources necessary to satisfy our contractual obligations.

We enter into three types of federal government contracts for our services: cost-plus, time-and-materials and fixed-price. For the year ended December 31, 2004, we derived 28.2%, 60.4% and 11.4% of our revenues from cost-plus, time-and-materials and fixed-price contracts, respectively. For 2003, the revenues were 34.2%, 50.3% and 15.5%, respectively. Under cost-plus contracts, we are reimbursed for allowable costs and paid a fee, which may be fixed or performance-based. To the extent that the actual costs incurred in performing a cost-plus contract are within the contract ceiling and allowable under the terms of the contract and applicable regulations, we are entitled to reimbursement of our costs, plus a profit. However, if our costs exceed the ceiling or are not allowable under the terms of the contract or applicable regulations, we may not be able to recover those costs. Under time-and-materials contracts, we are reimbursed for labor at negotiated hourly billing rates and for certain expenses. We assume financial risk on time-and-material contracts because we assume the risk of performing those contracts at negotiated hourly rates. Under fixed-price contracts, we perform specific tasks for a fixed price. Compared to cost-plus contracts, fixed-price contracts generally offer higher margin opportunities, but involve greater financial risk because we bear the impact of cost overruns and bear the risk of underestimating the level of effort required to perform the contractual obligations, which could result in increased costs and expenses. Our profits could be adversely affected if our costs under any of these contracts exceed the assumptions we used in bidding for the contract. Although we believe that we have recorded adequate provisions in our consolidated financial statements for losses on our contracts, as required under U.S. generally accepted accounting principles, our contract loss provisions may not be adequate to cover all actual losses that we may incur in the future.

Our quarterly operating results may vary widely.

Our quarterly revenues and operating results may fluctuate significantly in the future. A number of factors cause our revenues, cash flow and operating results to vary from quarter to quarter, including:

•	Fluctuations in revenues earned on fixed-price contracts and contracts with a performance-based fee structure;

•	Commencement, completion or termination of contracts during any particular quarter;

•	Variable purchasing patterns under government GSA schedule contracts, blanket purchase agreements and indefinite delivery, indefinite quantity contracts;

•	Changes in Presidential administrations and senior federal government officials that affect the timing of technology procurement;

•	Changes in federal government policy or budgetary measures that adversely affect government contracts in general;

•	Acquisitions of other technology service providers; and

•	Increased purchase requests from customers for equipment and materials in connection with the federal government’s fiscal year end, which may affect our quarter operating results.

Changes in the volume of services provided under existing contracts and the number of contracts commenced, completed or terminated during any quarter may cause significant variations in our cash flow from operations because a relatively large amount of our expenses are fixed. We incur significant operating expenses during the start-up and early stages of large contracts and typically do not receive corresponding payments in that same quarter. We may also incur significant or unanticipated expenses when contracts expire or are terminated or are not renewed. In addition, payments due to us from government agencies may be delayed due to billing cycles or as a result of failures of governmental budgets to gain Congressional and Administration approval in a timely manner.

If we are unable to manage our growth, our business could be adversely affected.

Sustaining our growth has placed significant demands on our management, as well as on our administrative, operational and financial resources. For us to continue to manage our growth, we must continue to improve our operational, financial and management information systems and expand, motivate and manage our workforce. If we are unable to manage our growth while maintaining our quality of service and profit margins, or if new systems that we implement to assist in managing our growth do not produce the expected benefits, our business, prospects, financial condition or operating results could be adversely affected.

We may undertake acquisitions that could increase our costs or liabilities or be disruptive.

One of our key operating strategies is to selectively pursue acquisitions. We have made a number of acquisitions in the past, are currently evaluating a number of potential acquisition opportunities, and will consider other acquisitions in the future. We may not be able to consummate the acquisitions we currently are evaluating on favorable terms or at all. We may not be able to locate other suitable acquisition candidates at prices we consider appropriate, or finance acquisitions on terms that are satisfactory to us. If we do identify an appropriate acquisition candidate, we may not be able to successfully negotiate the terms of an acquisition, finance the acquisition or, if the acquisition occurs, integrate the acquired business into our existing business. Negotiations of potential acquisitions and the integration of acquired business operations could disrupt our business by diverting management away from day-to-day operations. Acquisitions of large businesses or other material operations may require additional debt or equity financing, resulting in additional leverage or dilution of ownership. The difficulties of integration may be increased by the necessity of coordinating geographically dispersed organizations, integrating personnel with disparate business backgrounds and combining different corporate cultures. We also may not realize cost efficiencies or synergies that we anticipated when selecting our acquisition candidates. In addition, we may need to record write-downs from future impairments of intangible assets, which could reduce our future reported earnings. At times, acquisition candidates may have liabilities or adverse operating issues that we fail to discover through due diligence prior to the acquisition.

We may be liable for systems and service failures.

We create, implement and maintain information technology and technical services solutions that are often critical to our customers’ operations, including those of federal, state and local governments. We have experienced and may in the future experience some systems and service failures, schedule or delivery delays and other problems in connection with our work. If our solutions, services, products or other applications have significant defects or errors, are subject to delivery delays or fail to meet our customers’ expectations, we may:

•	Lose revenues due to adverse customer reaction;

•	Be required to provide additional services to a customer at no charge;

•	Receive negative publicity, which could damage our reputation and adversely affect our ability to attract or retain customers; or

•	Suffer claims for substantial damages against us.

In addition to any costs resulting from product warranties, contract performance or required corrective action, these failures may result in increased costs or loss of revenues if they result in customers postponing subsequently scheduled work or canceling or failing to renew contracts.

While many of our contracts with the federal government limit our liability for damages that may arise from negligence in rendering services to our customers, we cannot be sure that these contractual provisions will protect us from liability for damages if we are sued. Furthermore, our errors and omissions and product liability insurance coverage may not continue to be available on reasonable terms or in sufficient amounts to cover one or more large claims, or the insurer may disclaim coverage as to some types of future claims. The successful assertion of any large claim against us could seriously harm our business. Even if not successful, these claims could result in significant legal and other costs and may be a distraction to our management. In certain new business areas, including in the area of homeland security, we may not be able to obtain sufficient indemnification or insurance and may decide not to accept or solicit business in these areas.

Security breaches in classified government systems could adversely affect our business.

Many of the programs we support and systems we develop, install and maintain involve managing and protecting information involved in intelligence, national security and other classified government functions. While we have programs designed to comply with relevant security laws, regulations and restrictions, a security breach in one of these systems could cause serious harm to our business, damage our reputation and prevent us from being eligible for further work on critical classified systems for federal government customers. Losses that we could incur from such a security breach could exceed the policy limits that we have for errors and omissions or product liability insurance.

We face competition from other firms, many of which have substantially greater resources.

We operate in highly competitive markets and generally encounter intense competition to win contracts. We compete with many other firms, ranging from small, specialized firms to large, diversified firms, many of which have substantially greater financial, management and marketing resources than we do. Our competitors may be able to provide our customers with different or greater capabilities or benefits than we can provide in areas such as technical qualifications, past contract performance, geographic presence, price and the availability of qualified professional personnel. Our failure to compete effectively with respect to any of these or other factors could have a material adverse effect on our business, prospects, financial condition or operating results. In addition, our competitors also have established or may establish relationships among themselves or with third parties to increase their ability to address our customers’ needs. Accordingly, it is possible that new competitors or alliances among competitors may emerge.

We may be exposed to liabilities or losses from operations that we have or will discontinue or otherwise sell.

On February 24, 2005, we reached a final corporate determination that we would exit the personnel security investigation (PSI) services business and discontinue operations at our ManTech MSM Security Services, Inc. subsidiary (MSM). We cannot assure you that we will not incur costs in connection with the disposition, or remain liable for its operations. See Item 8—Footnote 18 “Subsequent Events” in the Consolidated Financial Statement for more information.

In recent years we sold or wound down the operations of five of our businesses. For more information on these discontinued operations, please see Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations: Discontinued Operations and note 16 to our consolidated financial statements. Our consolidated financial statements reflect, under the heading “Discontinued Operations”, our estimate of the net losses we expected from these operations through the date we estimated they would be disposed, and all losses expected to be realized upon the disposal of these operations.

Even after the disposition of these businesses, we may continue to be exposed to some liabilities arising from their prior operations.

Additionally, when we sell one of our subsidiaries, the operative contractual agreement often contains provisions that could require us to indemnify the purchaser for certain liabilities that arose prior to the sale date but that are discovered afterwards. Even though these liabilities are often capped, until the indemnification period expires, we may continue to be exposed to such liabilities.

Our senior management is important to our customer relationships.

We believe that our success depends in part on the continued contributions of our co-founder, Chairman of the Board of Directors and Chief Executive Officer, George J. Pedersen; our President and Chief Operating Officer, Robert A. Coleman; our Executive Vice President and Chief Financial Officer, Ronald R. Spoehel; our Senior Executive Vice President, Eugene C. Renzi; and other members of our senior management. We rely on our executive officers and senior management to generate business and execute programs successfully. In addition, the relationships and reputation that members of our management team have established and maintain with government and military personnel contribute to our ability to maintain good customer relations and to identify new business opportunities. While we have employment agreements with some of our executive officers, these agreements do not prevent them from terminating their employment. The loss of Mr. Pedersen, Mr. Coleman, Mr. Spoehel, and Mr. Renzi or any other senior management personnel could impair our ability to identify and secure new contracts and otherwise to manage our business.

We must recruit and retain skilled employees to succeed in our labor-intensive business.

To be competitive, we must have employees who have advanced information technology and technical services skills and who work well with our customers in a government or defense-related environment. These employees are in great demand and are likely to remain a limited resource in the foreseeable future. If we are unable to recruit and retain a sufficient number of these employees, our ability to maintain and grow our business could be negatively impacted. In addition, some of our contracts contain provisions requiring us to commit to staff a program with certain personnel the customer considers key to our successful performance under the contract. In the event we are unable to provide these key personnel or acceptable substitutions, the customer may terminate the contract, and we may not be able to recover certain incurred costs.

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

We may be affected by intellectual property infringement claims.

We are and may in the future be subject to claims from our employees or third parties who assert that software solutions and other forms of intellectual property that we used in delivering services and solutions to our customers infringe upon intellectual property rights of such employees or third parties. If our vendors, our employees or third parties assert claims that we or our customers are infringing on their intellectual property, we could incur substantial costs to defend these claims. In addition, if any of these infringement claims are ultimately successful, we could be required to:

•	Cease selling or using products or services that incorporate the challenged software or technology;

•	Obtain a license or additional licenses; or

•	Redesign our products and services that rely on the challenged software or technology.

Covenants in our credit facility may restrict our financial and operating flexibility.

On February 25, 2004, we executed an Amended and Restated Credit and Security Agreement with Citizens Bank of Pennsylvania, KeyBank National Association, Branch Banking and Trust Company of Virginia, Chevy Chase Bank, F.S.B., and Riggs Bank, N.A., in order to increase the capacity available under our prior loan agreement. The agreement initially provides for a $125 million revolving credit facility that can be increased to $200 million. The maturity date of the agreement is February 25, 2009. Our credit facility contains covenants that limit or restrict our ability to borrow additional money, merge or consolidate, sell or dispose of assets other than in the ordinary course of business, make acquisitions, enter into related-party transactions, pay dividends, and make certain capital expenditures. Our credit facility also requires us to maintain specified financial covenants relating to asset coverage, fixed charge coverage, and debt coverage ratios. Our ability to satisfy these financial ratios can be affected by events beyond our control, and we cannot assure you that we will meet these ratios. Default under our credit facility could allow the lenders to declare all amounts outstanding to be immediately due and payable. We have pledged substantially all of our assets, including the stock of certain of our subsidiaries, to secure the debt under our credit facility. If the lenders declare amounts outstanding under the credit facility to be due, the lenders could proceed against those assets. Any event of default, therefore, could have a material adverse effect on our business if the creditors determine to exercise their rights. We also may incur future debt obligations that might subject us to restrictive covenants that could affect our financial and operational flexibility, restrict our ability to pay dividends on our common stock or subject us to other events of default.

From time to time we may require consents or waivers from our lenders to permit actions that are prohibited by our credit facility. If in the future our lenders refuse to provide waivers of our credit facility’s restrictive covenants and/or financial ratios, then we may be in default under our credit facility, and we may be prohibited from undertaking actions that are necessary or desirable to maintain and expand our business.

Our employees or subcontractors may engage in misconduct or other improper activities.

While we have ethics and compliance programs in place, we are exposed to the risk that employee fraud or other misconduct could occur. In addition, from time to time we enter into arrangements with subcontractors and joint venture partners to bid on and execute particular contracts or programs; as a result, we are exposed to the risk that fraud or other misconduct or improper activities by such persons may occur. Misconduct by employees, subcontractors or joint venture partners could include intentional failures to comply with federal laws, federal government procurement regulations or the terms of contracts that we receive, or failures to disclose unauthorized or unsuccessful activities to us. These actions could lead to civil, criminal, and/or administrative penalties (including fines, imprisonment, suspension and/or debarment from performing federal government contracts) and harm our reputation. Misconduct by our employees, subcontractors or joint venture partners could also involve the improper collection, handling or use of our customers’ sensitive or classified information, which could result in regulatory sanctions and serious harm to our reputation. We have from time to time experienced occurrences of misconduct and improper activities by our employees, subcontractors or joint venture partners. It is not always possible to deter misconduct by our employees, subcontractors or joint venture partners. Under certain circumstances, conduct of our employees can be imputed to the ManTech subsidiary for which they work and the conduct of ManTech subsidiaries can be imputed to ManTech International Corporation with the consequence that ManTech International Corporation could be subject to sanctions and penalties for actions taken by our subsidiaries and/or the employees of our subsidiaries. The precautions we take to prevent and detect such activity may not be effective in controlling unknown or unmanaged risks or losses, and such misconduct by employees, subcontractors or joint venture partners could result in serious civil or criminal penalties or sanctions or harm to our reputation.

Item 2. Properties

Our facilities are leased in close proximity to our customers. Since 1992, we have leased our corporate headquarters office building in Fairfax, Virginia. The lease on this facility expires in March 2010. As of December 31, 2004, we leased 17 additional operating facilities throughout the metropolitan Washington, D.C. area and 41 facilities in other parts of the United States. We also have employees working at customer sites throughout the United States and in other countries.

The following table provides information concerning certain of our leased properties. None of our leases is material to our business.

Lease Properties as of December 31, 2004	Approximate Square Footage	General Usage
Chantilly, VA	143,000	General Office
Fairfax, VA	128,000	General Office
Springfield, VA	59,000	General Office
Lanham, MD	42,000	General Office
Lexington Park, MD	35,000	General Office
Bethesda, MD	33,000	General Office
Hanover, MD	32,000	Warehouse
Alexandria, VA	27,000	General Office
Sarasota, FL	20,000	General Office
Fairmont, WV	20,000	General Office
Glen Burnie, MD	20,000	General Office
Miami, FL	19,000	General Office
Other Locations	148,000	General Office and Warehouse
Foreign Locations	4,000	General Office

We do not anticipate any significant difficulty in renewing our leases or finding alternative space to lease upon the expiration of our leases. Lease expiration dates range from years 2005 through 2015.

Item 3. Legal Proceedings

We are subject to certain legal proceedings, government audits, investigations, claims and disputes that arise in the ordinary course of our business. Like most large government defense contractors, our contract costs are audited and reviewed on a continual basis by an in-house staff of auditors from the Defense Contract Auditing Agency. In addition to these routine audits, we are subject from time to time to audits and investigations by other agencies of the federal government. These audits and investigations are conducted to determine if our performance and administration of our government contracts are compliant with contractual requirements and applicable federal statutes and regulations. An audit or investigation may result in a finding that our performance, systems and administration is compliant or, alternatively, may result in the government initiating proceedings against us or our employees, including administrative proceedings seeking repayment of monies, suspension and/

or debarment from doing business with the federal government or a particular agency, or civil or criminal proceedings seeking penalties and/or fines. Audits and investigations conducted by the federal government frequently span several years.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of the year ended December 31, 2004.

PART II

Item 5. Market for Registrant’s Common Stock and Related Stockholder Matters

Market Information

Our Class A common stock has been quoted on the Nasdaq National Market under the symbol “MANT” since our initial public offering on February 7, 2002. The following table sets forth, for the periods indicated, the high and low prices of our shares of common stock, as reported on the Nasdaq National Market.

2004	High	Low
First Quarter	$25.30	$18.31
Second Quarter	27.10	17.59
Third Quarter	19.69	11.21
Fourth Quarter	25.25	18.46

2003	High	Low
First Quarter	$20.75	$11.66
Second Quarter	20.10	13.56
Third Quarter	28.31	18.73
Fourth Quarter	27.23	21.88

There is no established public market for our Class B common stock.

As of March 8, 2005, there were twenty-six holders of record of our Class A common stock and four holders of record of our Class B common stock. The number of holders of record of our Class A common stock is not representative of the number of beneficial holders because many of the shares are held by depositories, brokers or nominees.

Dividend Policy

Currently, we intend to retain any earnings for the future operation and growth of our business. In addition, our credit facility restricts us from paying cash dividends to holders of our common stock. As a result, we do not anticipate paying any cash dividends in the foreseeable future. No dividends have been declared on any class of our common stock since our initial public offering in 2002. Any future dividends declared would be at the discretion of our board of directors and would depend, among other factors, upon our results of operations, financial condition and cash requirements, and the terms of our credit facility and other financing agreements at the time such payment is considered.

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides information as of December 31, 2004 with respect to compensation plans (including individual compensation arrangements) under which our equity securities are authorized for issuance.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)
Equity compensation plans approved by security holders (1)	2,758,916	$18.56	746,119
Equity compensation plans not approved by security holders	—	—	—

Total	2,758,916	$18.56	746,119

(1)	The plan contains a formula that automatically increases the number of securities available for issuance. The plan provision provides that the number of shares available for issuance under the plan automatically increases on the first trading day of January each calendar year during the term of the plan (beginning with calendar year 2003), by an amount equal to one and one-half percent (1.5%) of the total number of shares outstanding (including all outstanding classes of common stock) on the last trading day in December of the immediately preceding calendar year, but provides that in no event shall any such annual increase exceed one million five hundred thousand (1,500,000) shares.

Item 6. Selected Financial Data

The selected financial data presented below for each of the years in the five-year period ended December 31, 2004 is derived from our audited consolidated financial statements. You should read the selected financial data presented below in conjunction with our consolidated financial statements, the notes to our consolidated financial statements and “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	Year Ended December 31,
	2004 (a)	2003 (b)	2002 (c)	2001	2000
	(In thousands, except per share amounts)
Statement of Operations Data:
Revenues	$842,422	$701,601	$500,219	$431,436	$378,827
Cost of services	713,436	569,768	407,316	353,337	315,414

Gross profit	128,986	131,833	92,903	78,099	63,413
Costs and expenses:
General and administrative	82,604	66,318	51,833	44,787	41,545
Depreciation and amortization	5,437	4,551	2,530	3,262	3,279

Total costs and expenses	88,041	70,869	54,363	48,049	44,824

Income from operations	40,945	60,964	38,540	30,050	18,589
Interest expense	2,176	2,117	647	2,922	4,438
Other (income) expense, net	(1,127)	(372)	(629)	(1,202)	1,039

Income before provision for income taxes and minority interest	39,896	59,219	38,522	28,330	13,112
Provision for income taxes	(15,182)	(24,052)	(15,690)	(12,083)	(5,974)
Minority interest	(7)	(7)	—	(7)	(13)

Income from continuing operations	24,707	35,160	22,832	16,240	7,125
Loss from discontinued operations	—	—	—	(6,533)	(4,667)
Loss on disposal of discontinued operations	—	—	(3,681)	(8,912)	(719)

Net income	$24,707	$35,160	$19,151	$795	$1,739

Basic earnings per share from continuing operations (d)	$0.76	$1.10	$0.89	$0.87	$0.39

Diluted earnings per share from continuing operations (d)	$0.76	$1.09	$0.88	$0.87	$0.38

Balance Sheet Data:
Cash and cash equivalents	$22,935	$9,166	$81,096	$26,902	$29,578
Working capital	$122,284	$131,841	$152,700	$67,622	$71,882
Total assets	$467,582	$435,740	$364,388	$186,242	$186,843
Long-term debt, net of current portion	$104	$25,184	$25,000	$70,343	$73,000
Total stockholders' equity	$320,523	$287,704	$245,998	$22,557	$21,794
Statement of Cash Flows Data:
Cash flows provided by (used in) operating activities	$27,079	$(1,518)	$7,421	$18,981	$19,852
Cash flows (used in) investing activities	$(17,083)	$(73,926)	$(108,204)	$(5,809)	$(4,197)
Cash flows provided by (used in) financing activities	$3,854	$1,121	$155,052	$(4,845)	$(38)

a)	On February 27, 2004, we acquired certain operations from Affiliated Computer Services, Inc. (ACS) for $6.5 million, and on June 1, 2004, acquired additional operations from ACS for $1.5 million. As a result of these acquisitions, revenue increased $27.5 million.

During 2004, we experienced a significant decline in our MSM Security Services (MSM) business primarily related to losses recorded on a Defense Security Services (DSS) contract which ended in the fourth quarter of 2004. For 2004, MSM’s revenues were down $18.9 million from 2003.

For further information on acquisitions see Footnote 15 to the Consolidated Financial Statement in Item 8.

b)	On February 28, 2003, we acquired Integrated Data Systems (IDS) for approximately $63.7 million, including acquisition-related costs.

On March 5, 2003, we acquired MSM for approximately $4.9 million.

c)	We acquired CTX on December 11, 2002 for approximately $35.9 million, including acquisition-related costs. We acquired Aegis Research Corporation (Aegis) on August 5, 2002 for approximately $69.4 million including acquisition-related costs.

We closed our Initial Public Offering on February 12, 2002. Our proceeds were approximately $110.2 million. We closed our Follow-on Public Offering on December 20, 2002. Our net proceeds were approximately $90.9 million.

d)	In January 2002, prior to our initial public offering, we reincorporated from New Jersey to Delaware, recapitalized and effected a 16.3062-for-one stock split. All per share data gives effect to these transactions. The holders of each share of Class A common stock are entitled to one vote per share, and the holders of each share of Class B common stock are entitled to ten votes per share.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations should be read together with the consolidated financial statements and the notes to those statements included elsewhere in this document. This discussion contains forward-looking statements that involve risks and uncertainties. This discussion addresses only our continuing operations, except in the discussion under the heading, “Discontinued Operations.” For more information on our discontinued operations, please see note 16 to our consolidated financial statements.

Overview

We are a leading provider of innovative technologies and solutions for mission-critical national security programs for the Intelligence Community and the Departments of Defense, State, Homeland Security, Justice and other U.S. federal government agencies. Our expertise includes systems engineering, systems integration, software development, enterprise security architecture, information assurance, intelligence operations support, network and critical infrastructure protection, information technology, communications integration and engineering support. With more than 5,500 highly qualified employees, we operate in the United States and 40 countries worldwide.

We derive revenue primarily from contracts with U.S. government agencies that are focused on national security and as a result, funding for our programs are generally linked to trends in U.S. government spending in the areas of defense, intelligence and homeland security. Leading up to and following the terrorist events of September 11, 2001, the U.S. government substantially increased its overall defense, intelligence and homeland security budgets. In 2004, our revenue increased mainly as a result of the expansion of our work with intelligence agencies in U.S.; efforts involving telecommunications, infrastructure, maintenance, repair and sustainment support provided in military deployed environments with U.S. and allied forces in support of peace-keeping efforts worldwide; support to the State Department; and the acquisitions that occurred in the past two years, including the two operations from ACS in 2004. These increases in 2004 were partly offset by $18.9 million reduction in our MSM Security Services revenue primarily related to our contract with Defense Security Services.

During the second quarter of 2004, we faced challenges associated with our personnel security investigations (PSI) business at our ManTech MSM Security Services, Inc. (MSM) subsidiary. The PSI business had been a small part of ManTech’s operations for several years when the U.S. Government Accountability Office reported in 2002 that the backlog of security clearances in the U.S. was in the range of 500,000 and becoming a critical national problem. In January 2003, we were awarded a $50 million contract by DSS to perform background investigations. Shortly thereafter, we acquired MSM Security Services, Inc., our joint venture partner on the DSS contract. When the DSS contract started we were processing approximately 35-40 clearances per day. DSS then asked us to increase our capability to 400-plus cases per day. We significantly expanded our internal staff from approximately 90 personnel to over 300, and investigative staff from approximately 1,500 to approximately 2,700 – in response to that request. Additionally, we invested in software management tools necessary to support those operations. In mid-2003, the government announced that DSS would merge with another government agency, the Office of Personnel Management (OPM) on October 1, 2003. This merger did not take place until February 2005, but DSS, nonetheless, in 2003 stopped providing new cases. The government’s decision to stop providing new cases impacted us in two ways. First, the reduced volume of business over the remaining term of the contract no longer supported the expansion of the staff and facilities. Second, it changed the characteristics of the cases from a blend of easy and hard cases to far more hard cases that were significantly more complex than anticipated, requiring substantially more work to complete than our prior experience indicated. The changes in the government’s organization and posture and associated merger delays, as well as the increased costs associated with this fixed priced contract, reduced our earnings and resulted in an operating loss in our MSM operation of $27.5 million. On October 30, 2004, we delivered all remaining cases on the DSS contract and in 2005 we collected all remaining receivables.

On February 24, 2005, we reached a final corporate determination to exit the PSI business and discontinue operations of the MSM subsidiary. We reached the determination to sell our MSM business after we concluded that the MSM business no longer furthered our long-term strategic objectives. Currently, we intend to sell MSM as a going-concern, and are in the process of identifying potential buyers. We expect to complete the sale or other disposition of the MSM operations by the end of 2005.

The following table presents certain operational performance measures for our MSM subsidiary, our other businesses (i.e., excluding MSM), and ManTech on a consolidated basis. This information provides additional insight into the impact of MSM’s performance on ManTech’s consolidated results for the years ended December 31, 2004 and December 31, 2003 (in thousands).

	For the Year Ended December 31, 2004
	MSM	Other Operations	ManTech Consolidated
Revenues	$15,494	$826,928	$842,422
Operating (Loss) Income	$(27,521)	$68,466	$40,945
Operating Margin	(177.6)%	8.3%	4.9%
Net (Loss) Income	$(17,210)	$41,917	$24,707

	For the Year Ended December 31, 2003
	MSM	Other Operations	ManTech Consolidated
Revenues	$34,367	$667,234	$701,601
Operating Income (Loss)	$6,191	$54,773	$60,964
Operating Margin	18.0%	8.2%	8.7%
Net Income (Loss)	$3,572	$31,588	$35,160

Results of Operations

Year Ended December 31, 2004 Compared to the Year Ended December 31, 2003

Revenues

Revenues increased 20.1% to $842.4 million for the year ended December 31, 2004, compared to $701.6 million for 2003. This increase is largely attributable to several factors, including: revenue ($27.5 million) from the acquisition of operations from ACS in the first and second quarters of 2004; a full-year versus ten months revenue ($10.3 million) from Integrated Data Systems (IDS), which was acquired in early 2003; revenue ($31.4 million) as a result of our expansion of the logistical readiness, telecommunications, infrastructure, maintenance, repair and sustainment support provided in military deployed environments with U.S. and allied forces in support of peace-keeping efforts worldwide; revenue ($23.8 million) from additional work under contracts that were in existence during the prior year; revenue ($11.2 million) as a result of operations related to information technology forensics and intrusion; and revenue ($10.0 million) from our contract to support relocation of a U.S. Army Special Operations Command Center. The total increase attributable to the factors described above is $114.2 million. The remaining amount of increase, $45.5 million, is due to increased work from Department of Defense and various intelligence agencies. Offsetting these increases was a $18.9 million decrease in revenue from MSM operations. The increase in revenue from our operations excluding MSM was $159.7 million, which accounted for a 23.9% growth in revenue from 2003 to 2004.

We derived approximately 43.6% of our revenues for the year ended December 31, 2004 from work under GSA schedule contracts, compared with approximately 40.3% for 2003. We derived approximately 13.7% of our revenues for 2004 from contracts in which we acted as a subcontractor, compared with approximately 11.4% for 2003.

Cost of services

Cost of services increased 25.2% to $713.4 million for the year ended December 31, 2004, compared to $569.8 million for 2003. As a percentage of revenues, cost of services increased from 81.2% to 84.7%. The increase by 3.5% is primarily due to the $18.9 million decrease in revenues at MSM and an $11.9 million increase in cost of services at MSM, which includes the $4.7 million contract loss recorded in the second quarter of 2004. Excluding MSM, cost of services as a percentage of revenue remained the same at 81.8% for both 2004 and 2003. Out of the $143.7 million increase in cost of services, over $23.9 million is attributable to cost incurred on operations purchased from ACS during the first and second quarters of 2004.

Direct labor costs increased from $306.7 million to $378.2 million, or 23.3%, due to an increase in personnel, increased salaries and increased benefit costs. For the year ended December 31, 2004, other direct costs increased from $229.8 million to $292.9 million, or 27.4%, over the year ended December 31, 2003. Direct labor costs (excluding MSM) increased by 21.0% due to an increase in personnel, primarily related to our acquisitions, direct new hires and increased salaries. As a percentage of revenues, other direct costs increased to 34.8% for the year ended December 31, 2004, from 32.8% for the same period in 2003, due to increased pass-through sales.

For the year ended December 31, 2004, other direct costs (including MSM) increased by 27.4% over the twelve months of 2003, from $229.8 million to $292.9 million. This increase was attributable to an increase in pass-through costs in 2004 over 2003, the $4.7 million contract loss noted above, year-to-date results from IDS, and costs incurred on contracts purchased from ACS. As a percentage of revenues, other direct costs (including MSM) increased to 34.8% for the year ended December 31, 2004, from 32.8% for the same period in 2003.

Gross profit

Gross profit decreased 2.0% to $129.0 million for the year ended December 31, 2004, compared to $131.8 million for the same period in 2003. As a percentage of revenues, gross profit margin decreased to 15.3% for the year ended December 31, 2004, compared to 18.8% earned for the same period in 2003. The decrease in the gross profit margin was primarily the result of the $18.9 million decrease in revenues at MSM and an $11.9 million increase in cost of services, noted above. The gross profit of our operations other than our MSM operations remained relatively constant, at 18.1% to 18.3% for the years ended December 31, 2004 and 2003, respectively.

General and administrative

General and administrative expenses increased 24.6% to $82.6 million for the year ended December 31, 2004, compared to $66.3 million for 2003 as a result of additional management personnel and infrastructure to support the growth of our business. In addition, we recorded $0.8 million in costs related to terminating a lease agreement for an idle facility and $0.3 million in costs related to close one of the offices located in our Washington D.C. area. As a percentage of revenues, general and administrative expenses remain relatively constant at 9.8% and 9.5% for the years ended December 31, 2004 and December 31, 2003, respectively.

Depreciation and amortization

Depreciation and amortization expense increased 19.5% to $5.4 million for the year ended December 31, 2004, compared to $4.6 million in 2003. The increase resulted primarily from an additional $0.3 million of amortization of intangible assets established in connection with our recent acquisitions and an additional $0.5 million of depreciation expense from additional fixed assets placed in operation as a result of our operational growth.

Income from operations

Income from operations decreased 32.8% to $41.0 million for the year ended December 31, 2004, compared with $61.0 million for 2003. The decrease was primarily a result of the losses at MSM, noted above. Income from operations (excluding MSM) increased 25.0% from 2003 to 2004 and this increase is aligned with the increase in revenue generated from our operations other than MSM.

Income from continuing operations

Income from continuing operations decreased 29.7% to $24.7 million for the year ended December 31, 2004, compared to $35.2 million for 2003, mainly as a result of loss from MSM operations described above. Income from continuing operations excluding MSM increased 32.7% to $42.0 million for the year ended December 31, 2004 from $31.6 million for the year ended December 31, 2003.

Year Ended December 31, 2003 Compared to the Year Ended December 31, 2002

Revenues

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

Cost of services

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

Gross profit

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

General and administrative

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

Income from operations

Income from operations increased 58.2% to $61.0 million for the year ended December 31, 2003, compared with $38.5 million for 2002. The increase was primarily a result of the increase in revenues relative to the cost of services discussed above.

Income from continuing operations

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

Backlog

For the years ended 2004, 2003 and 2002 our backlog was $1.7 billion, $1.5 billion, and $1.4 billion respectively, of which $450 million, $375 million, and $197 million, respectively, was funded backlog. Backlog and funded backlog represent estimates that we calculate on a consistent basis. We estimate that approximately 40% to 50% of the total backlog will be recognized as revenues prior to December 31, 2005.

Liquidity and Capital Resources

Our primary source of liquidity is cash provided by operations and our $125.0 million revolving credit facility. As of December 31, 2004, we had an outstanding balance of $25.0 million under our credit facility. Generally, cash provided by operating activities is adequate to fund our operations. We maintain a $25.0 million outstanding loan balance, related to our interest rate swap agreements, which has a fixed rate of 6.83%. In addition, due to fluctuations in our cash flows and the growth in our operations, it is necessary from time to time to borrow above the $25.0 million level. In the future, we may borrow greater amounts in order to finance acquisitions or new contract start ups. In 2003, we used proceeds of $67.6 million from our follow-on public offering in 2002 to fund our acquisitions and related expenses of IDS and MSM The following table sets forth cash provided (used) by operating activities of continuing operations for the years ended December 31, 2004, 2003 and 2002 (in thousands):

	Year Ended December 31,
	2004	2003	2002
Cash provided by (used in) operating activities of continuing operations	$27,079	$(1,518)	$7,421

Cash flows from operating activities of continuing operations

Cash provided by operating activities for the year ended December 31, 2004 was $27.1 million, compared to $1.5 million of cash used in operating activities for the year ended December 31, 2003. The increase is primarily as a result of improvement in billing and collection processes of newly-acquired subsidiaries’ contracts receivables and an increase in accrued liabilities. In 2003, cash used in operating activities was primarily as a result of increases in contract receivables of $58.3 million and prepaid expenses and other assets of $10.3 million, offset by net income of $35.2 million, depreciation and amortization of $7.8 million, and increases in deferred income taxes, accounts payable and accrued expenses, and salary-related accruals. In 2002, cash provided by operating activities was generated primarily from net income of $19.2 million and increases in accounts payable and accruals, offset by an increase in contract receivables and a decrease in deferred income taxes. Cash paid for income taxes, each year, for the years ended December 31, 2004, 2003 and 2002 includes approximately $6.1 million associated with our conversion to an accrual-basis taxpayer.

Cash flows from investing activities of continuing operations

Cash used in investing activities was $17.1 million for the year ended December 31, 2004. Investing activities in 2004 included the acquisitions of certain assets from ACS for $8.0 million, a $2.9 million payment for earn out on the prior year’s acquisitions, and purchases of property, equipment and software of $6.4 million. Cash used in investing activities was $73.9 million for the year ended December 31, 2003, compared to $108.2 million for the prior year. Investing activities for 2003 included the acquisitions of IDS and MSM, which used $63.7 million and $5.1 million, respectively; purchases of property, equipment and software of $3.3 million; and investments in intellectual property of $1.8 million. Investing activities in 2002 included the acquisitions of Aegis Research Corporation and CTX Corporation for $69.4 million and $35.9 million, respectively; purchases of property, equipment and software of $2.7 million; and investments in intellectual property of $1.3 million. Investing activities have primarily consisted of investments in intellectual property, acquisitions of businesses, investments and loans to affiliates, and purchases of property, equipment and software. In the future, we expect to continue with selective acquisitions that are consistent with our strategic plan for growth.

Cash flows from financing activities of continuing operations

Cash provided by financing activities was $3.9 million for the year ended December 31, 2004, compared to cash provided by financing activities of $1.1 million for the year ended December 31, 2003. The net cash provided by financing activities in 2004 was a result of proceeds from the exercise of stock options. The net cash provided by financing activities during 2003 was the result of $2.1 million in proceeds received from employees upon the exercise of stock options, less our $1.0 million payment of the final installment of not-to-compete financings. Cash provided by financing activities of continuing operations was $155.1 million for the year ended December 31, 2002, which was primarily the result of the net proceeds of our initial and follow-on public offerings of $110.2 million and $90.9 million, respectively, less amounts used to repay debt.

Credit Agreement

On February 25, 2004, we executed an Amended and Restated Credit and Security Agreement with Citizens Bank of Pennsylvania, KeyBank National Association, Branch Banking and Trust Company of Virginia, Chevy Chase Bank, F.S.B., and Riggs Bank, N.A., in order to increase the capacity available under our prior loan agreement. The agreement initially provides for a $125 million revolving credit facility that can be increased to $200 million. The maturity date of the agreement is February 25, 2009. Our credit facility contains covenants that limit or restrict our ability to borrow additional money, merge or consolidate, sell or dispose of assets other than in the ordinary course of business, make acquisitions, enter into related-party transactions, pay dividends, and make certain capital expenditures. Our credit facility also requires us to maintain specified financial covenants relating to asset coverage, fixed charge coverage, and debt coverage ratios. Borrowings under the agreement are collateralized by our assets and bear interest at the London Inter-Bank Offer Rate (LIBOR), or the lender’s base rate, plus market-rate spreads that are determined based on a company leverage ratio calculation. To manage our exposure to the fluctuations in these variable interest rates, we executed an interest swap in December 2001. The swap agreement has a notional principal amount of $25.0 million and currently has a fixed LIBOR rate of 6.83%. As of December 31, 2004, we were in compliance with all material covenants under the Credit Agreement.

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

Off-Balance Sheet Arrangements

Effective June 20, 2003, our lenders issued two letters of credit to Fianzas Guardiana Inbursa, S.A. (FGI) on behalf of GSE Systems, Inc. (GSE). As discussed in note 12 to our consolidated financial statements, prior to the sale of these investments on October 21, 2003, we held common and preferred stock in GSE and accounted for this investment using the equity method.

The first letter of credit is in support of an advance payment bond of approximately $1.8 million, issued by FGI to a customer of GSE’s power business and has a term of 30 months. The second letter of credit is in support of a performance bond of approximately $1.3 million issued by FGI to the same customer and has a term of 42 months. The respective letter of credit can be drawn upon by FGI in the event that the related bond is drawn on by the customer, which would only occur in the event of a contractual default by GSE. In the event that the letters of credit are drawn upon, we and GSE have signed a collateral agreement whereby GSE has agreed to indemnify us from any and all costs, damages, claims, actions, demands, losses and expenses (including the value of the letters of credit drawn upon, reasonable attorneys’ fees, collection fees or enforcement fees). In exchange for issuing the letters of credit, we received 100,000 warrants to purchase GSE’s common stock at the market price of GSE’s common stock as of the close of business on July 8, 2003, and will receive a 7% annual fee, payable on a quarterly basis, calculated on the total amount of the then-existing value of the letters of credit.

During 2004, George J. Pedersen, our Chairman of the Board and Chief Executive Officer, and John A. Moore, our Executive Vice President, each beneficially owned shares and options of GSE stock representing less than 5% of GSE. In 2004, Messrs. Pedersen and Moore also both served on GSE’s board of directors and compensation committee.

Contractual Obligations

The following table is in thousands.

	Payments Due By Period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Long-term debt obligations(1)	$25,184	$25,080	$104	$—	$—
Operating lease obligations(2)	72,589	16,066	25,719	15,214	15,590
Other long-term liabilities(3)	—	—	—	—	—

Total	$97,773	$41,146	$25,823	$15,214	$15,590

(1)	Amounts are included on the Company’s consolidated balance sheet at December 31, 2004. See note 8 to the Company’s consolidated financial statements for additional information regarding debt and related matters.

(2)	See note 14 to the Company’s consolidated financial statements for additional information regarding operating leases.

(3)	Other Long-term Liabilities at December 31, 2004 has various components including in accordance with Statement of Financial Accounting Standards (SFAS) No. 13, Accounting for Leases, and FASB Technical Bulletin No. 85-3, Accounting for Operating Leases with Scheduled Rent Increases, $2.7 million of deferred rent liabilities resulting from recording rent expense on a straight-line basis over the life of the respective lease.

Discontinued Operations

In September 2001, we decided to exit certain lines of business involving foreign operations or operations that primarily served commercial customers. We decided to dispose of our Australia-based software solutions consulting business, our United Kingdom-based bank remittance processing business, our China-based consulting business, our U.S.-based environmental consulting and remediation business, and our U.S.-based application-hosting business. The lines of business discontinued have been classified as discontinued operations in our consolidated financial statements and the likely net gains and losses to income expected from these businesses through the estimated date of disposal have been accrued in accordance with Accounting Principles Board (APB) Opinion No. 30, Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business and Extraordinary Unusual and Infrequently Occurring Events and Transactions and SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. We concluded the disposal of all of these businesses as of December 31, 2002, except our Australia-based software solutions business. We reached a definitive agreement regarding the sale of this business, and the transaction closed in February 2003. See “Item 1—Business: Risks Related to our Business,” the section entitled, “We may be exposed to liabilities or losses from operations that we have discontinued.”

Critical Accounting Estimates and Policies

Critical accounting policies are defined as those that are reflective of significant judgments and uncertainties, and potentially result in materially different results under different assumptions and conditions. Application of these policies is particularly important to the portrayal of our financial condition and results of operations. The discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these consolidated financial statements requires management to make estimates and judgments that affect the reported amount of assets, liabilities, revenues and expenses. Actual results may differ from these estimates under different assumptions or conditions. Our significant accounting policies, including the critical policies listed below, are more fully described in the notes to the consolidated financial statements included in this report.

Revenue Recognition and Cost Estimation

We recognize revenue when persuasive evidence of an arrangement exists, services have been rendered, the contract price is fixed or determinable, and collectibility is reasonably assured. We have a standard internal process that we use to determine whether all required criteria for revenue recognition have been met.

Our revenues consist primarily of services provided by our employees, and to a lesser extent, the pass through of costs for materials and subcontract efforts under contracts with our customers. Cost of services consists primarily of compensation expenses for program personnel, the fringe benefits associated with this compensation, and other direct expenses incurred to complete programs, including cost of materials and subcontract efforts.

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

Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123(R)—Share-Based Payment, which replaces SFAS No. 123—Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25—Accounting for Stock Issued to Employees. SFAS No.123(R) requires compensation costs related to share-based payment transactions to be recognized in the financial statements. With limited exceptions, the amount of compensation cost is measured based on the grant-date fair value of the equity or liability instruments issued. SFAS No. 123(R) requires liability awards to be re-measured each reporting period and compensation costs to be recognized over the period that an employee provides service in exchange for the award. SFAS No. 123(R) is effective as of the beginning of the first interim or annual reporting period that begins after June 15, 2005. We plan to adopt the provisions of SFAS No. 123(R) prospectively during the third quarter of 2005.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Our exposure to market risk relates to changes in interest rates for borrowings under our revolving credit facility. These borrowings bear interest at variable rates. During the first quarter of 2002, we repaid all but $25.0 million in borrowings outstanding under our revolving credit facility. A hypothetical 10% increase in interest rates would have increased our annual interest expense for the year ended December 31, 2004 by less than $0.1 million.

In December 2001, we entered into an interest swap agreement in order to reduce our exposure associated with the market volatility of fixed LIBOR interest rates. This agreement has a notional principal amount of $25.0 million and, as of December 31, 2004, had a rate of 6.83%. This agreement is a hedge against revolving debt of

$25.0 million, which bears interest at monthly floating LIBOR plus a margin currently at 1.00%. At stated monthly intervals the difference between the interest on the floating LIBOR-based debt and the interest calculated in the swap agreement are settled in cash. The estimated value of the swap at December 31, 2004 was a negative $1.0 million.

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

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

ON THE CONSOLIDATED FINANCIAL STATEMENTS

To the Board of Directors and Stockholders of ManTech International Corporation

Fairfax, Virginia

We have audited the accompanying consolidated balance sheets of ManTech International Corporation and subsidiaries (the “Company”) as of December 31, 2004 and 2003, and the related consolidated statements of income, changes in stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2004. Our audits also included the financial statement schedule listed at Item 15(a)(2). These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of ManTech International Corporation and subsidiaries as of December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth herein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 15, 2005 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

McLean, Virginia

March 15¸ 2005

MANTECH INTERNATIONAL CORPORATION

CONSOLIDATED BALANCE SHEETS

(Dollars in Thousands)

	December 31,
	2004	2003
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$22,935	$9,166
Cash in escrow	—	829
Receivables—net	215,767	204,539
Prepaid expenses and other	9,524	17,527
Assets held for sale	806	938

Total current assets	249,032	232,999
Property and equipment—net	9,360	7,597
Goodwill	156,402	149,548
Other intangibles—net	24,252	19,064
Investments	6,011	5,560
Employee supplemental savings plan assets	12,209	10,594
Other assets	10,316	10,378

TOTAL ASSETS	$467,582	$435,740

See notes to consolidated financial statements.

MANTECH INTERNATIONAL CORPORATION

CONSOLIDATED BALANCE SHEETS (Continued)

(Dollars in Thousands)

	December 31,
	2004	2003
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of debt	$25,080	$77
Accounts payable and accrued expenses	53,596	45,157
Accrued salaries and related expenses	36,084	30,548
Deferred income taxes—current	6,020	20,092
Billings in excess of revenue earned	5,543	4,514
Liabilities held for sale	425	770

Total Current Liabilities	126,748	101,158
Debt—net of current portion	104	25,184
Accrued retirement	13,435	11,914
Other long-term liabilities	5,793	5,178
Deferred income taxes—non-current	923	4,553
Minority interest	56	49

TOTAL LIABILITIES	147,059	148,036

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Common stock, Class A—$0.01 par value; 150,000,000 shares authorized; 17,418,950 and 17,047,820 shares issued and outstanding at December 31, 2004 and 2003, respectively	174	170
Common stock, Class B—$0.01 par value; 50,000,000 shares authorized; 15,065,293 and 15,075,293 shares issued and outstanding at December 31, 2004 and 2003, respectively	151	151
Additional paid-in capital	219,664	212,564
Retained earnings	100,710	76,003
Accumulated other comprehensive income (loss)	205	(1,184)
Unearned ESOP shares	(381)	—
Deferred compensation	640	640
Shares held in grantor trust	(640)	(640)

TOTAL STOCKHOLDERS’ EQUITY	320,523	287,704

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$467,582	$435,740

See notes to consolidated financial statements.

MANTECH INTERNATIONAL CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(Dollars in Thousands Except Per Share Amounts)

	Year Ended December 31,
	2004	2003	2002
REVENUES	$842,422	$701,601	$500,219
COST OF SERVICES	713,436	569,768	407,316

GROSS PROFIT	128,986	131,833	92,903

COSTS AND EXPENSES:
General and administrative	82,604	66,318	51,833
Depreciation and amortization	5,437	4,551	2,530

Total costs and expenses	88,041	70,869	54,363

INCOME FROM OPERATIONS	40,945	60,964	38,540
Interest expense	2,176	2,117	647
Equity in (earnings) losses of affiliates	(574)	662	(305)
Other income	(553)	(1,034)	(324)

INCOME BEFORE PROVISION FOR INCOME TAXES AND MINORITY INTEREST	39,896	59,219	38,522
Provision for income taxes	(15,182)	(24,052)	(15,690)
Minority interest	(7)	(7)	—

INCOME FROM CONTINUING OPERATIONS	24,707	35,160	22,832
Loss on disposal of discontinued operations—net	—	—	(3,681)

NET INCOME	$24,707	$35,160	$19,151

BASIC EARNINGS (LOSS) PER SHARE:
Income from continuing operations	$0.76	$1.10	$0.89
Loss on disposal of discontinued operations—net	—	—	(0.14)

	$0.76	$1.10	$0.75

Weighted average common shares outstanding	32,302,285	31,988,143	25,685,239

DILUTED EARNINGS (LOSS) PER SHARE:
Income from continuing operations	$0.76	$1.09	$0.88
Loss on disposal of discontinued operations	—	—	(0.14)

	$0.76	$1.09	$0.74

Weighted average common shares outstanding	32,478,946	32,190,523	25,957,761

See notes to consolidated financial statements.

MANTECH INTERNATIONAL CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Dollars in Thousands)

	Common Stock	Additional Paid-In Capital	Comprehensive Income (Loss)	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Unearned ESOP Shares	Deferred Compensation	Treasury Stock	Total Stockholders' Equity
BALANCE, JANUARY 1, 2002	$1,200	$2,468	—	$34,304	$(1,443)	$—	$640	$(14,612)	$22,557
Net income	—	—	$19,151	19,151	—	—	—	—	19,151
Other comprehensive loss:
Cash flow hedge, net of tax	—	—	(650)	—	—	—	—	—	—
Translation adjustments, net of tax	—	—	68	—	—	—	—	—	—

Other comprehensive loss, net of tax	—	—	(582)	—	(582)	—	—	—	(582)

Comprehensive income	—	—	$18,569	—	—	—	—	—	—

Change in redemption feature of Class B common stock	1,462	—		—	—	—	—	—	1,462
Retire treasury stock	(1,342)	(18)		(12,612)	—	—	—	13,972	—
Recapitalize common stock	(1,134)	1,134		—	—	—	—	—	—
Issuance of Class A common stock, net of offering expenses	130	200,966		—	—	—	—	—	201,096
Stock option exercise	2	266		—	—	—	—	—	268
Contribution of Class A common stock to Employee Stock Ownership Plan	1	2,045		—	—	—	—	—	2,046

BALANCE, DECEMBER 31, 2002	319	206,861		40,843	(2,025)	—	640	(640)	245,998
Net income	—	—	$35,160	35,160	—	—	—	—	35,160

Other comprehensive gain:
Cash flow hedge, net of tax	—	—	661	—	—	—	—	—	—
Translation adjustments, net of tax	—	—	180	—	—	—	—	—	—

Other comprehensive gain, net of tax	—	—	841	—	841	—	—	—	841

Comprehensive income	—	—	$36,001	—	—	—	—	—	—

Stock option exercises	1	2,120		—	—	—	—	—	2,121
Tax benefit from exercise of stock options	—	327		—	—	—	—	—	327
Stock option expense	—	178		—	—	—	—	—	178
Tax benefit from underwriting costs	—	897		—	—	—	—	—	897
Contribution of Class A common stock to Employee Stock Ownership Plan	1	2,181		—	—	—	—	—	2,182

BALANCE, DECEMBER 31, 2003	321	212,564		76,003	(1,184)	—	640	(640)	287,704
Net income	—	—	$24,707	24,707	—	—	—	—	24,707

Other comprehensive gain:
Cash flow hedge, net of tax	—	—	970	—	—	—	—	—	—
Translation adjustments, net of tax	—	—	419	—	—	—	—	—	—

Other comprehensive gain, net of tax	—	—	1,389	—	1,389	—	—	—	1,389

Comprehensive income	—	—	$26,096	—	—	—	—	—	—

Stock option exercise	3	3,928		—	—	—	—	—	3,931
Tax benefit from exercise of stock options	—	771		—	—	—	—	—	771
Stock option expense	—	76		—	—	—	—	—	76
Contribution of Class A common stock to Employee Stock Ownership Plan (ESOP)	1	2,325		—	—	—	—	—	2,326
Unearned ESOP shares in excess of ESOP obligation	—	—		—	—	(381)	—	—	(381)

BALANCE, DECEMBER 31, 2004	$325	$219,664		$100,710	$205	$(381)	$640	$(640)	$320,523

See notes to consolidated financial statements.

MANTECH INTERNATIONAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in Thousands)

	Year Ended December 31,
	2004	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$24,707	$35,160	19,151
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Equity in (earnings) losses of affiliates	(574)	662	(305)
Loss on disposal of discontinued operation	—	—	3,681
Gain on sale of investment in GSE	—	(176)	—
Stock compensation expense	76	178	—
Deferred income taxes	(17,702)	8,334	(4,774)
Depreciation and amortization	7,235	7,772	3,993
Change in assets and liabilities—net of effects from acquired and disposed businesses:
(Increase) in receivables	(11,228)	(58,297)	(22,140)
Decrease (increase) in prepaid expenses and other	8,003	(10,305)	2,881
Increase in accounts payable and accrued expenses	8,439	6,881	2,390
Increase in accrued salaries and related expenses	5,536	4,550	1,981
Increase in billings in excess of revenue earned	1,029	1,346	44
Increase in accrued retirement	1,521	2,359	444
Other	37	18	75

Net cash provided by (used in) operating activities of continuing operations	27,079	(1,518)	7,421

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(4,848)	(1,883)	(1,188)
Investment in capitalized software for internal use	(1,503)	(1,453)	(1,498)
Proceeds from sales of property and equipment	—	2	4
Investment in capitalized software products	(120)	(1,752)	(1,349)
Acquisition of businesses, net of cash acquired	(10,969)	(69,155)	(105,190)
Dividends from Vosper-ManTech Limited	357	315	592
Proceeds from notes receivable	—	—	350
Dividends from GSE Preferred Stock	—	—	75

Net cash used in investing activities of continuing operations	(17,083)	(73,926)	(108,204)

See notes to consolidated financial statements.

MANTECH INTERNATIONAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(Dollars in Thousands)

	Year Ended December 31,
	2004	2003	2002
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	3,931	2,121	268
Payment of not-to-compete financings	—	(1,000)	—
Proceeds from common stock issuances, net	—	—	201,096
Net decrease in borrowing under lines of credit	—	—	(32,300)
Repayment of subordinated debt	—	—	(8,000)
Repayment of term loan	—	—	(5,908)
Repayment of notes payable	(77)	—	(104)

Net cash provided by financing activities of continuing operations	3,854	1,121	155,052

NET CASH FLOWS FROM DISCONTINUED OPERATIONS	(81)	2,393	(75)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	13,769	(71,930)	54,194
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	9,166	81,096	26,902

CASH AND CASH EQUIVALENTS, END OF PERIOD	$22,935	$9,166	$81,096

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2004, 2003 and 2002

1. Description of the Business

ManTech International Corporation is a leading provider of innovative technologies and solutions for mission-critical national security programs for the Intelligence Community, the Departments of Defense, State, Homeland Security, Justice and other U.S. federal government agencies. Our expertise includes systems engineering, systems integration, software development, enterprise security architecture, information assurance, intelligence operations support, network and critical infrastructure protection, information technology, communications integration and engineering support. With more than 5,500 highly-qualified employees, we operate in the United States and 40 countries worldwide.

2. Summary of Significant Accounting Policies

Principles of Consolidation—The accompanying consolidated financial statements include the accounts of ManTech International Corporation and our majority-owned subsidiaries. Minority interest represents minority stockholders’ proportionate share of the equity in one of our consolidated subsidiaries. Our share of affiliates’ earnings (losses) is included in the consolidated statements of income using the equity method. All inter-company accounts and transactions have been eliminated.

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

Revenue Recognition—The majority of our revenues are derived from cost-plus-fixed-fee, cost-plus-award-fee, firm-fixed-price, or time-and-materials contracts. Under cost-plus-fixed or award-fee contracts, revenues are recognized as costs are incurred and include an estimate of applicable fees earned. For time-and-material contracts, revenues are computed by multiplying the number of direct labor-hours expended in the performance of the contract by the contract billing rates and adding other billable direct costs. For long-term fixed-price production contracts, revenue is recognized at a rate per unit as the units are delivered, or by other methods to measure services provided. Revenue from other long-term fixed-price contracts is recognized ratably over the contract period or by other appropriate methods to measure services provided. Contract costs are expensed as incurred except for certain limited long-term contracts noted below. For long-term contracts which are specifically described in the scope section of American Institute of Certified Public Accountants (“AICPA”) Statement of Position (“SOP”) No. 81-1, “Accounting for Performance of Construction Type and Certain Production-Type Contracts,” or other appropriate accounting literature, we apply the percentage of completion method. Under the percentage of completion method, income is recognized at a consistent profit margin over the period of performance based on estimated profit margins at completion of the contract. This method of accounting requires estimating the total revenues and total contract cost at completion of the contract. During the performance of long-term contracts, these estimates are periodically reviewed and revisions are made as required. The impact on revenue and contract profit as a result of these revisions is included in the periods in which the revisions are made. This method can result in the deferral of costs or the deferral of profit on these contracts. Because we assume the risk of performing a fixed-price contract at a set price, the failure to accurately estimate ultimate costs or to control costs during performance of the work could result, and in some instances has resulted, in reduced profits or losses for such contracts. Estimated losses on contracts at completion are recognized when identified. In certain circumstances, revenues are recognized when contract amendments have not been finalized.

MANTECH INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Depreciation and Amortization—Furniture and office equipment are depreciated using the straight-line method with estimated useful lives ranging from five to fifteen years. Leasehold improvements are amortized using the straight-line method over the term of the lease.

Inventory—Inventory is carried at the lower of cost or market. Cost is computed on a specific identification basis. We recorded an inventory valuation allowance of $0.3 million and none in 2004 and 2003, respectively.

Goodwill and Other Intangibles—net—Goodwill represents the excess of cost over the fair value of net tangible and identifiable intangible assets of acquired companies. Contract rights and other intangibles are amortized on a straight-line basis over periods ranging from three to twenty-five years.

We accounted for the cost of computer software developed or obtained for internal use in accordance with Statement of Position (SOP) No. 98-1. These capitalized software costs are included in Other Intangibles.

Software Development Costs—We account for software development costs related to software products for sale, lease or otherwise marketed in accordance with Statement of Financial Accounting Standards (SFAS) No. 86, Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed. For projects fully funded by us, significant development costs are capitalized from the point of demonstrated technological feasibility until the point in time that the product is available for general release to customers. Once the product is available for general release, capitalized costs are amortized based on units sold, or on a straight-line basis over a five-year period or other such shorter period as may be required. We recorded $1.5 million, $2.3 million, and $0.8 million of amortization expense for the years ended December 31, 2004, 2003 and 2002, respectively. Capitalized software costs included in Other Intangibles at December 31, 2004 and 2003, were $2.0 million and $3.1 million, respectively. We recorded a valuation allowance for capitalized software products for sale of $0.3 million and none in 2004 and 2003, respectively.

Impairment of Long-Lived Assets—Whenever events or changes in circumstances indicate that the carrying amount of long-lived assets may not be fully recoverable, we evaluate the probability that future undiscounted net cash flows, without interest charges, will be less than the carrying amount of the assets. If any impairment were indicated as a result of this review, we would recognize a loss based on the amount by which the carrying amount exceeds the estimated fair value. We believe that no impairments exist as of December 31, 2004.

Employee Supplemental Savings Plan (ESSP) Assets—We maintain several non-qualified defined contribution supplemental retirement plans for certain key employees that are accounted for in accordance with Emerging Issues Task Force (EITF) Issue No. 97-14, Accounting for Deferred Compensation Arrangements

MANTECH INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Where Amounts Earned Are Held in a Rabbi Trust and Invested, as the underlying assets are held in rabbi trusts with investments directed by the respective employee. A rabbi trust is a grantor trust generally set up to fund compensation for a select group of management and the assets of this trust are available to satisfy the claims of general creditors in the event of bankruptcy of the company. As required by EITF 97-14, the assets held by the rabbi trusts are recorded at fair value in the consolidated financial statements as Employee Supplemental Savings Plan Assets with a corresponding amount recorded as a deferred compensation liability in Accrued Retirement.

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

Stock-Based Compensation—As we are permitted under SFAS No. 123, Accounting for Stock-Based Compensation, we account for our stock-based compensation plan using the intrinsic value method under the recognition and measurement principles of Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. For the years ended December 31, 2004 and 2003, we recognized pre-tax compensation expense of approximately $76 thousand and $0.2 million, respectively. These compensation expenses include approximately $24 thousand and $17 thousand associated with 15,000 options granted with an exercise price of $22.50 per share and a fair market value of $22.58 per share for 2004 and 2003, respectively. For the year ended December 31, 2002, no compensation cost was recognized for issuances under the Plan, and the exercise price of all options granted pursuant to the Plan was at least 100% of the fair market value of the shares on the date of grant. In accordance with the provisions of SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure, the following table illustrates the effect on net income and earnings per share if we had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation (in thousands, except per share data).

	Year Ended December 31,
	2004	2003	2002
Net income, as reported	$24,707	$35,160	$19,151
Add: stock-based compensation, included in net income as reported, net of related tax effects	47	106	—
Deduct: stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(2,211)	(2,473)	(2,479)

Pro forma net income	$22,543	$32,793	$16,672

Earnings per share:
Basic—as reported	$0.76	$1.10	$0.75
Basic—pro forma	$0.70	$1.03	$0.65
Diluted—as reported	$0.76	$1.09	$0.74
Diluted—pro forma	$0.69	$1.02	$0.64

MANTECH INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

We typically issue 10-year options that generally vest annually over a three-year period from the date of grant. For disclosure purposes, the fair value of each option is estimated on the date of grant using the Black-Scholes option-pricing model. The following assumptions were used for option grants during the years ended December 31, 2004, 2003 and 2002:

	Year Ended December 31,
	2004	2003	2002
Dividend yield	0.00%	0.00%	0.00%
Volatility	33.40–47.20%	33.00–34.90%	22.70–32.60%
Risk-free interest rate	2.07–3.08%	1.77–2.38%	2.27–3.77%
Expected life of options (in years)	3.00	3.00	3.00

Comprehensive Income (Loss)—Comprehensive income consists of net income (loss), unrealized gains or losses on our cash flow hedge, and foreign currency translation adjustments, and is presented in the Consolidated Statements of Changes in Stockholders’ Equity.

Fair Value of Financial Instruments—The carrying value of our cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximate their fair values.

New Accounting Pronouncements—In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123R—Share-Based Payment, which replaces SFAS No. 123—Accounting for Stock-based Compensation, and supersedes APB Opinion No. 25—Accounting for Stock Issued to Employees. SFAS No. 123(R) requires compensation costs related to share-based payment transactions to be recognized in the financial statements. With limited exceptions, the amount of compensation cost is measured on the grant-date fair value of the equity or liability instruments issued. SFAS No. 123(R) requires liability awards to be re-measured each reporting period and compensation costs to be recognized over the period that an employee provides service in exchange for the award. SFAS No. 123(R) is effective as of the beginning of the first interim or annual reporting period that begins after June 15, 2005. We plan to adopt the provisions of SFAS No. 123(R) prospectively during the third quarter of 2005, and are currently evaluating the effect that adoption of this statement will have on our financial position and results of operations.

Reclassifications—Certain reclassifications have been made to previously reported balances to conform to the current-period presentation.

3. Earnings per Share

Basic earnings per share has been computed by dividing net income available to common stockholders by the weighted average number of shares of common stock outstanding during each period. Shares issued during the period and shares reacquired during the period are weighted for the portion of the period that they were outstanding. Diluted earnings per share have been computed in a manner consistent with that of basic earnings per share while giving effect to all potentially dilutive common shares that were outstanding during each period. In conjunction with our Initial Public Offering, in January 2002 we affected a 16.3062-for-one stock split (see note 10). For periods prior to the effective date of the stock split, outstanding shares and per share data contained in these financial statements has been restated to reflect the impact of the stock split. The weighted average number of common shares outstanding is computed as follows:

MANTECH INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	For the Year Ended
	2004	2003	2002
Basic weighted average common shares outstanding	32,302,285	31,988,143	25,685,239
Effect of potential exercise of stock options	176,661	202,380	272,522

Diluted weighted average common shares outstanding	32,478,946	32,190,523	25,957,761

Options to purchase 950,000 and 680,000 shares of common stock were outstanding at December 31, 2004 and 2003 respectively, but were not included in the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of the common shares and, therefore, the effect would be anti-dilutive.

4. Business Segment and Geographic Area Information

We operate as one segment, delivering a broad array of information technology and technical services solutions under contracts with the U.S. government, state and local governments, and commercial customers. Our federal government customers typically exercise independent contracting authority, and even offices or divisions within an agency or department may directly, or through a prime contractor, use our services as a separate customer so long as that customer has independent decision-making and contracting authority within its organization. Our customer, the U.S. Army Communications-Electronic Command Headquarters (CECOM-HQ) accounted for 15.1% and 8.8% of our revenues for the years ended December 31, 2004 and 2003, respectively. No single customer accounted for 10% or more of our revenues for the years ended December 31, 2003 and 2002. At December 31, 2004 and 2003, one customer, CECOM-HQ, accounted for 15.4% and 10.3% of our accounts receivable, respectively. Another customer had 10.9% of our accounts receivables at December 31, 2003. No single customer accounted for 10% or more of our accounts receivable as of December 31, 2002. In addition, there were no sales to any customers within a single country (except for the United States) where the sales accounted for 10% or more of total revenue. We treat sales to U.S. government customers as sales within the United States regardless of where the services are performed. Substantially all assets of continuing operations were held in the United States for the years ended December 31, 2004, 2003 and 2002. Revenues by geographic customer and the related percentages of total revenues for the years ended December 31, 2004, 2003 and 2002, were as follows (in thousands):

	Year Ended December 31,
	2004	2003	2002
United States	$837,179	$697,323	$497,442
International	5,243	4,278	2,777

	$842,422	$701,601	$500,219

United States	99.4%	99.4%	99.4%
International	0.6	0.6	0.6

	100.0%	100.0%	100.0%

MANTECH INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

During 2004, our ManTech MSM Security Services Inc. subsidiary concluded its contract to provide personal security investigation services to the Defense Security Service. We incurred a loss on this contract as set forth in the following table (in thousands). As of December 31, 2004, the total receivables balance net of reserves for this contract was $16.8 million, which was collected during 2005.

	Year Ended December 31,
	2004	2003
Revenues from external customers:
DSS contract	$7,608	$21,288
All other contracts	834,814	680,313

ManTech Consolidated	$842,422	$701,601

Gross profit (loss):
DSS contract	$(15,699)	$7,561
All other contracts	144,685	124,272

ManTech Consolidated	$128,986	$131,833

Receivables:
DSS contract	$16,786	$20,948
All other contracts	198,981	183,591

ManTech Consolidated	$215,767	$204,539

Disclosure items required under SFAS No. 131 including interest revenue, interest expense, depreciation and amortization and expenditures for segment assets are not applicable as we review those items on a consolidated basis.

On February 24, 2005, we reached a final corporate determination that we would exit the PSI services business and discontinue operations at the MSM subsidiary. Please refer to Note 18. Subsequent Events for more details related to this determination.

MANTECH INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

5. Revenues and Receivables

We deliver a broad array of information technology and technical services solutions under contracts with the U.S. government, state and local governments, and commercial customers. Revenues from the U.S. government under prime contracts and subcontracts, as compared to total contract revenues, were approximately 98%, 98% and 96% for the years ended December 31, 2004, 2003 and 2002, respectively. Approximately 28%, 34%, and 38% of our revenues were generated under cost-reimbursable contracts for the years ended December 31, 2004, 2003 and 2002, respectively. The components of contract receivables are as follows (in thousands):

	Year ended December 31,
	2004	2003
Billed receivables	$179,659	$140,858
Unbilled receivables:
Revenues recorded in excess of milestone billings on fixed price contracts	7,528	30,796
Amounts currently billable	16,785	21,652
Indirect costs incurred in excess of provisional billing rates	4,983	7,438
Revenues recorded in excess of estimated contract value or funding	6,425	3,473
Retainage	4,440	3,396
Allowance for doubtful accounts	(4,053)	(3,074)

	$215,767	$204,539

Revenues recorded in excess of milestone billings on fixed price contracts consist of amounts not expected to be billed within the next month. Amounts currently billable consist principally of amounts to be billed within the next month. Indirect cost rates in excess of provisional billing rates on U.S. government contracts are generally billable at actual rates less a reduction of 0.5% of the actual general and administrative rate base before a Defense Contract Audit Agency (DCAA) audit is completed. The balance remaining, as well as any retainage, is billable upon completion of a DCAA audit (see note 14). Revenues recorded in excess of contract value or funding are billable upon receipt of contractual amendments or other modifications. At December 31, 2004, the amount of receivables that we expect to collect after one year is $7.6 million.

6. Property and Equipment

Major classes of property and equipment are summarized as follows (in thousands):

	December 31,
	2004	2003
Furniture and equipment	$23,178	$23,173
Leasehold improvements	8,487	6,336

	31,665	29,509
Less: Accumulated depreciation and amortization	(22,305)	(21,912)

	$9,360	$7,597

Depreciation and amortization expense for the years ended December 31, 2004, 2003 and 2002 was $2.5 million, $2.5 million, and $2.1 million, respectively.

MANTECH INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

7. Goodwill and Other Intangibles

Effective January 1, 2002, we adopted SFAS No. 142, Goodwill and Other Intangible Assets. SFAS 142 requires, among other things, the discontinuance of goodwill amortization. Under SFAS 142, goodwill is to be reviewed at least annually for impairment; we have elected to perform this review annually during the second quarter each calendar year. These reviews have resulted in no adjustments in goodwill.

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

In February and June 2004, we acquired certain assets from Affiliated Computer Services, Inc. (ACS), for $6.5 million and $1.5 million, respectively. The assets acquired from ACS include contracts for providing support to the U.S. Air Force and North Atlantic Treaty Organization (NATO), as well as the employees who had worked on the contracts. In September, 2004, we completed the allocation of the $8.0 million total purchase price, classifying $5.0 million in goodwill and $3.0 million in other intangibles based on an independent appraisal. As a result of this classification we recorded a reduction of amortization expense of $0.7 million during the third quarter of 2004. Recognition of goodwill is largely attributed to the highly-skilled employees we obtained from the ACS acquisitions. No liabilities were assumed as a result of these acquisitions. The components of goodwill and other intangibles are as follows (in thousands):

		December 31,
		2004	2003
Goodwill		$166,509	$159,655
Other intangibles		41,876	32,036

		208,385	191,691
Less: Accumulated amortization		(27,731)	(23,079)

		$180,654	$168,612

	December 31, 2004
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized intangible assets:
Contract rights	$25,365	$7,516	$17,849
Capitalized software cost for sale	9,072	7,121	1,951
Capitalized software cost for internal use	7,439	2,987	4,452

	$41,876	$17,624	$24,252

Aggregate amortization expense for the year ended December 31, 2004, 2003, 2002 was $4.7 million, $5.3 million and $1.9 million, respectively.

MANTECH INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Estimated amortization expense (in thousands):

Year ending:
December 31, 2005	4,870
December 31, 2006	4,251
December 31, 2007	2,509
December 31, 2008	1,763
December 31, 2009	1,528

We recorded a valuation allowance for capitalized software for sale of $0.3 million and none for the years ended 2004 and 2003, respectively.

8. Debt

	December 31,
	2004	2003
Borrowings under the Amended and Restated Credit and Security Agreement (in thousands):
Revolving credit facility	$25,000	$25,000
Other notes	184	261

Total debt	25,184	25,261
Less: Current portion of debt	25,080	77

Debt—net of current portion	$104	$25,184

On December 17, 2001, we executed the Business Loan and Security Agreement with Citizens Bank of Pennsylvania, PNC Bank N.A., Branch Banking and Trust Company of Virginia, and Chevy Chase Bank, F.S.B. In July 2002, the agreement was amended in order to modify the pricing grid and certain financial and negative covenants.

On February 25, 2004, we executed a new Amended and Restated Credit and Security Agreement (Agreement) with Citizens Bank of Pennsylvania, KeyBank National Association, Branch Banking and Trust Company of Virginia, Chevy Chase Bank, F.S.B., and Riggs Bank, N.A., in order to increase the capacity available under the prior agreement. The Agreement initially provides for a $125.0 million revolving credit facility that can be increased to $200.0 million. The maturity date of the credit facility is February 25, 2009.

The maximum available borrowing under revolving credit facility at December 31, 2004 was $65.0 million. As of December 31, 2004, we were contingently liable under letters of credit totaling $6.5 million, which reduces the availability to borrow under the revolving portion of the facility. Borrowings under the Agreement are collateralized by our eligible contract receivables, inventory, all of our stock in certain of our subsidiaries and certain property and equipment, and bear interest at the agreed-upon London Inter-Bank Offer Rate (LIBOR) plus 1.00% for the $25.0 million outstanding. Additional borrowings would bear interest at LIBOR, or the lender’s prime rate, plus market-rate spreads that are determined based on a company leverage ratio calculation. At December 31, 2004, the agreed-upon LIBOR rate was 2.39% for the $25.0 million and the bank’s prime rate was 5.25%. The aggregate annual weighted average interest rates were 8.03%, 8.97% and 9.15% for 2004, 2003 and 2002, respectively.

Our credit facility requires us to maintain specified financial covenants relating to fixed charge coverage, interest coverage, and debt coverage, and maintain a certain level of consolidated net worth. As of and during the

MANTECH INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

years ended December 31, 2004 and 2003, except during the second quarter of 2004, we were in compliance with each of these financial covenants. The weighted average borrowings under the revolving portion of the facility and the prior agreement during the years ended December 31, 2004, 2003 and 2002, were $30.7 million, $25.3 million, and $27.2 million, respectively. In conjunction with the execution of the credit facility, we recorded $0.4 million in loan origination costs, included in other assets, which have been amortized ratably over the term of the credit facility.

Debt outstanding at December 31, 2004, is scheduled to mature, and/or is expected to be repaid, by the following calendar year ends: $25.1 million in 2005, $83 thousand in 2006 and $21 thousand in 2007.

The total interest paid was $2.4 million, $2.2 million and $2.7 million, for the years ended December 31, 2004, 2003 and 2002, respectively.

We use interest rate swap agreements to manage exposure to fluctuations in interest rates. At December 31, 2004, we had an unleveraged swap agreement with a member of our banking group with a notional principal amount of $25 million. This agreement was placed on December 17, 2001 and has a four-year term. The agreement has a fixed LIBOR rate of 6.83% and is settled in cash on a monthly basis.

Effective January 1, 2001, we adopted SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, which, as amended by SFAS No. 138, establishes accounting and reporting standards for derivative instruments, including some derivative instruments embedded in other contracts, and for hedging activities. Upon adoption of SFAS No. 133, we recorded a $0.7 million ($0.4 million net of tax) transition adjustment in Other Comprehensive Income (Loss) as the cumulative effect of a change in accounting principle. We will reclassify this amount into interest expense over the remaining life of the interest rate swap.

We hedge the cash flows of some of our long-term debt using an interest rate swap. We enter into these derivative contracts to manage our exposure to interest rate movements by achieving a desired proportion of fixed-rate versus variable-rate debt. In an interest rate swap, we agree to exchange the difference between a variable interest rate and either a fixed or another variable interest rate, multiplied by a notional principal amount.

As of December 31, 2004, we have recognized the cash flow hedge at its estimated fair value of $1.0 million in accounts payable and accrued expenses on the consolidated balance sheet. The interest rate swap qualifies for cash flow hedge accounting; therefore, an unrealized loss of $0.3 million ($0.2 million net of tax), representing the effective portion of the change in its fair value, is reported in other comprehensive loss and will be reclassified into interest expense. The ineffective portion of the change in fair value of the swap qualifying for cash flow hedge accounting is recognized in the consolidated statements of income in the period of the change. For the year ended December 31, 2004, the swap did not have any ineffectiveness for the cash flow hedge.

We believe that the fair value of debt is not significantly different from what is recorded by us, based on comparable market rates on similar issues.

9. Income Taxes

For periods prior to the closing of our initial public offering on February 12, 2002, we accounted for earnings on a cash basis for federal income tax purposes. Effective as of the closing of the initial public offering, we changed to the accrual method of accounting, resulting in previously deferred income being recognized for tax purposes. As such, taxes will be due with respect to the four taxable years beginning with the taxable year of the offering. Because we previously recognized the deferred income for accounting purposes and accrued for the taxes, the change in tax status and the tax payments will not affect our earnings.

MANTECH INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The domestic and foreign components of income before provision for income taxes and minority interest were as follows (in thousands):

	Year Ended December 31,
	2004	2003	2002
Domestic	$39,385	$58,641	$37,687
Foreign	511	578	835

	$39,896	$59,219	$38,522

The provision for income taxes was comprised of the following components (in thousands):

	Year Ended December 31,
	2004	2003	2002
Current provision:
Federal	$25,152	$14,621	$15,912
State	8,004	3,102	3,334
Foreign	344	23	274

	33,500	17,746	19,520

Deferred provision (benefit):
Federal	(12,948)	4,991	(3,123)
State	(5,370)	1,156	(724)
Foreign	—	159	17

	(18,318)	6,306	(3,830)

Total provision for income taxes	$15,182	$24,052	$15,690

The provision for income taxes varies from the amount of income tax determined by applying the applicable U.S. statutory tax rate to pre-tax income as a result of the following:

	Year Ended December 31,
	2004	2003	2002
Statutory U.S. Federal tax rate	35.0%	35.0%	35.0%
Increase (decrease) in rate resulting from:
State taxes—net of Federal benefit	4.3	4.7	4.4
Foreign taxes	(0.1)	(0.2)	—
Adjustment to prior year’s state and foreign taxes	(3.0)	—	—
Nondeductible items:
Goodwill amortization	—	—	0.1
Other, net	1.8	1.1	1.2

Effective tax rate	38.0%	40.6%	40.7%

The Company paid income taxes, net of refunds, of $22.2 million, $19.4 million and $12.4 million for the years ended December 31, 2004, 2003 and 2002, respectively.

MANTECH INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Deferred income taxes arise from temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements. A summary of the tax effect of the significant components of deferred income taxes follows (in thousands):

	December 31,
	2004	2003
Gross deferred tax liabilities:
Unbilled receivables adjustments and change in tax accounting method	$13,161	$32,961
Goodwill and other assets	7,714	4,252
Investments	801	715
Property and equipment	773	(1,053)

Total deferred tax liabilities	22,449	36,875

Gross deferred tax assets:
Capital and State net operating loss carryforward	(2,888)	(3,216)
Retirement and other liabilities	(10,391)	(6,856)
Cash flow hedge	(337)	(953)
Allowance for doubtful accounts and other	(1,890)	(1,205)

Total deferred tax assets	(15,506)	(12,230)

Net deferred tax liabilities	$6,943	$24,645

The tax benefits associated with nonqualified stock options and disqualifying dispositions of incentive stock options reduced the current taxes payable by $0.8 million in 2004 and $0.3 million in 2003. Such benefits were recorded as an increase to Additional Paid-in Capital.

At December 31, 2004, we had capital loss carryforwards of $4.7 million that expire in 2008. At December 31, 2004, we had state net operating losses of approximately $23.5 million that expire beginning 2005 through 2018.

We had previously established a valuation allowance against certain state net operating losses incurred by subsidiaries that are currently inactive. During 2003, we determined that we would be unable to utilize these state net operating losses and the related tax assets were written off against the valuation allowance of $0.9 million.

10. Stockholders’ Equity and Stock Options

Initial Public Offering—We closed our Initial Public Offering on February 12, 2002. Net proceeds to us were approximately $110.2 million, after deducting the estimated expenses related to the offering and the portion of the underwriting discount payable by us. Proceeds from the offering were used to repay subordinated debt of $8.0 million, the balance of the term loan of $5.9 million, $17.7 million of the revolving credit facility, plus accrued interest, and $69.1 million was used to fund our acquisition of Aegis Research Corporation on August 5, 2002. The balance of the net proceeds of the offering, in conjunction with additional borrowings under its revolver, was used to fund our $35.3 million acquisition of CTX Corporation on December 11, 2002.

Reincorporation, Recapitalization and Stock Split—We are incorporated in Delaware and are the successor by merger to ManTech International Corporation, a New Jersey corporation. As a result of the merger, in January 2002 we reincorporated from New Jersey to Delaware and recapitalized our common stock. On the effective date of the merger, each outstanding share of the New Jersey corporation’s common stock was exchanged for one

MANTECH INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

share of our Class A common stock or for one share of our Class B common stock. Immediately after the merger, we effected a 16.3062-for-one stock split of our Class A common stock and Class B common stock. In connection with the reincorporation and recapitalization, all of our outstanding Treasury Stock was retired.

Follow-on Public Offering—We closed our Follow-on Public Offering on December 20, 2002. Net proceeds to us were approximately $90.9 million, after deducting the estimated expenses related to the offering and the portion of the underwriting discount payable by us. Proceeds from the offering were used to repay indebtedness incurred in connection with the acquisition of CTX Corporation. The balance of the net proceeds of the offering, in conjunction with cash on hand, was used in 2003 to fund our acquisition of Integrated Data Systems on February 28, 2003 and MSM Security Services, Inc. on March 5, 2003 for $62.7 million and $4.9 million, respectively (see note 15).

Common Stock—We have 150,000,000 shares of authorized Class A common stock, par value $0.01 per share. We have 50,000,000 shares of authorized Class B common stock, par value $0.01 per share. On December 31, 2004, there were 17,418,950 shares of Class A common stock outstanding and 15,065,293 shares of Class B common stock outstanding.

Holders of Class A common stock are entitled to one vote for each share held of record, and holders of Class B common stock are entitled to ten votes for each share held of record, except with respect to any “going private transaction” (generally, a transaction in which George J. Pedersen (our Chairman of the Board and Chief Executive Officer), his affiliates, his direct and indirect permitted transferees or a group, generally including Mr. Pedersen, such affiliates and permitted transferees, seek to buy all outstanding shares), as to which each share of Class A common stock and Class B common stock are entitled to one vote per share. The Class A common stock and the Class B common stock vote together as a single class on all matters submitted to a vote of stockholders, including the election of directors, except as required by law. Holders of common stock do not have cumulative voting rights in the election of directors.

Stockholders are entitled to receive, when and if declared by the board of directors from time to time, such dividends and other distributions in cash, stock or property from our assets or funds legally available for such purposes subject to any dividend preferences that may be attributable to preferred stock that may be authorized. Each share of Class A common stock and Class B common stock is equal in respect of dividends and other distributions in cash, stock or property, except that in the case of stock dividends, only shares of Class A common stock will be distributed with respect to the Class A common stock and only shares of Class B common stock will be distributed with respect to Class B common stock. In no event will either Class A common stock or Class B common stock be split, divided or combined unless the other class is proportionately split, divided or combined.

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

Preferred Stock—We are authorized to issue an aggregate of 20,000,000 shares of preferred stock, $0.01 par value per share, the terms and conditions of which are determined by our board of directors upon issuance. The rights, preferences and privileges of holders of our common stock are subject to, and may be adversely affected by, the rights of holders of any shares of preferred stock that we may designate and issue in the future. At December 31, 2004 and 2003, no shares of preferred stock are outstanding and the board of directors currently has no plans to issue a series of preferred stock.

MANTECH INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Shares Held in Grantor Trust—At December 31, 2004 and 2003, there were an additional 609,296 shares of Class B common stock, with a cost value of $0.6 million, reflected in equity in accordance with EITF 97-14, Accounting for Deferred Compensation Arrangements where Amounts Earned are Held in a Rabbi Trust and Invested. These shares are held in a Rabbi Trust to satisfy a defined contribution pension obligation, to be paid in stock for the benefit of Mr. Pedersen.

Stock Options—In January 2002, the board of directors adopted and the stockholders approved our Management Incentive Plan (the Plan), designed to enable us to attract, retain and motivate key employees. In connection with the creation of the Plan, all options outstanding under the ManTech International Corporation 1995 Long-Term Incentive Plan were assumed. Awards granted under the Plan may be settled in cash, shares of Class A common stock or a combination thereof, or by stock units which provide for settlement in cash or deferred issuance of shares of Class A common stock. As of December 31, 2004, the aggregate number of shares of our common stock authorized for issuance under the Plan was 3,800,699. Additionally, on January 1 of each year, pursuant to the terms of the Plan, the number of shares available for issuance automatically increases. The Plan provides that the number of shares available for issuance automatically increases by an amount equal to one and one-half percent of the total number of shares of Class A and Class B common stock outstanding on December 31st of the proceeding year. Through December 31, 2004, 372,920 shares of our Class A common stock have been issued as a result of the exercise of the options granted under the Plan. The Management Incentive Plan expires in December 2012.

The plan is administered by the compensation committee of our board of directors, along with its delegates. Subject to the express provisions of the Plan, the committee has broad authority to administer and interpret the Plan, including the discretion to determine the exercise price, vesting schedule and the number of shares to be issued.

We have adopted the disclosure-only provisions of SFAS No. 123, Accounting for Stock-Based Compensation, which establishes financial accounting and reporting standards for stock-based compensation plans and for transactions in which an entity issues its equity instruments to acquire goods and services from non-employees. The Plan provides that shares granted come from our authorized but unissued Class A Common Stock. Options granted under the Plan generally vest in one-third increments on each of the first, second and third anniversaries of the date of grant.

Information with respect to stock option activity and stock options outstanding at December 31, 2004, 2003 and 2002, was as follows:

	Number of Shares	Option Price Per Share	Weighted Average Price Per Share
Shares under option, December 31, 2002	1,118,000	$16.00–24.65	$17.01
Options granted	862,000	15.73–23.11	19.71
Options exercised	(132,167)	16.00–20.04	16.05
Options forfeited	(68,999)	16.00–22.99	19.59

Shares under option, December 31, 2003	1,778,834	$15.73–24.65	$18.30
Options granted	1,398,500	15.56–25.17	18.66
Options exercised	(240,753)	15.73–22.50	16.37
Options forfeited	(177,665)	15.73–23.99	19.68

Shares under option, December 31, 2004	2,758,916	$15.56–25.17	$18.56

Options vested at December 31, 2002	—	N/A	N/A
Options vested at December 31, 2003	277,507	$16.00–24.65	$17.56
Options vested at December 31, 2004	1,064,667	15.56–25.17	$17.71

MANTECH INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Range of Exercise Prices	Number of Shares Outstanding	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price
$15.56–18.79	1,383,584	7.77	$16.02
$19.00–21.87	900,332	8.68	$20.29
$22.03–25.17	475,000	9.56	$22.67

	2,758,916

11. Retirement Plans

We maintain nonqualified supplemental defined benefit pension plans for certain retired employees of an acquired company. The weighted average assumptions used in accounting for our pension plans in 2004, 2003 and 2002 were as follows:

	2004	2003	2002
Discount Rate	5.75%	6.25%	6.75%
Expected return on plan assets	2.00	2.00	2.00
Rate of compensation increase	N/A	N/A	N/A

The discount rate is the estimated rate at which the obligation for pension benefits could effectively be settled. The expected return on plan assets reflects the average rate of earnings that the Company estimates will be generated on the assets of the plans. The plans were partially funded beginning in 1999. At December 31, 2004 and 2003, 100 percent of these plan assets were invested in equity securities. The rate of compensation increase reflects the Company’s best estimate of the future compensation levels of the individual employees covered by the plans and is not applicable, as all covered employees had retired prior to 1998.

The following table sets forth the status of the plans (in thousands):

	Year Ended December 31,
	2004	2003
Change in benefit obligation:
Benefit obligation at beginning of period	$1,959	$1,831
Interest cost	117	117
Actuarial loss	96	188
Benefits paid	(184)	(177)

Benefit obligation at end of period	1,989	1,959

Change in plan assets:
Fair value of plan assets at beginning of period	331	298
Employer contribution	207	208
Investment income	3	2
Benefits paid	(184)	(177)

Fair value of plan assets at end of period	356	331

Funded status at end of period	(1,633)	(1,628)
Unrecognized actuarial loss	553	476
Unrecognized prior-service cost	—	—

Net amount recognized at end of period	$(1,080)	$(1,152)

MANTECH INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The components of net periodic pension cost for the Company’s defined benefit plans are provided in the following table (in thousands):

	Year Ended December 31,
	2004	2003	2002
Interest cost on projected benefit obligation	$117	$117	$124
Recognized loss	18	10	6
Net amortization of prior-service cost	—	16	31

Net periodic pension cost	$135	$143	$161

We maintain three qualified defined contribution plans covering substantially all employees, which comply with Section 401 of the Internal Revenue Code. Under these plans, we stipulated a basic matching contribution that matches a portion of the participants’ contribution based upon a defined schedule. Contributions are invested by an independent investment company in one or more of several investment alternatives. The choice of investment alternatives is at the election of each participating employee. Our contributions to the plans were approximately $5.1 million, $4.9 million and $3.0 million for the years ended December 31, 2004, 2003 and 2002, respectively.

We maintain non-qualified defined contribution supplemental retirement plans for certain key employees. Under these plans we accrue a stated annual amount and may also include interest at the greater of 10% or our annual rate of return on investments. We incurred expenses associated with these plans and contributed $75 thousand for each of the years ended December 31, 2004, 2003 and 2002.

We also maintain two non-qualified deferred compensation plans for certain key employees. Under these plans, eligible employees may defer up to 18% of qualified annual compensation. Employee contributions to these plans were approximately $4.2 million, $1.7 million and $2.0 million for the years ended December 31, 2004, 2003 and 2002, respectively.

On December 18, 1998, the board of directors approved the establishment of a qualified Employee Stock Ownership Plan (ESOP), effective January 1, 1999, for the benefit of substantially all of our U.S. domestic-based employees. The ESOP is non-leveraged and will be funded entirely through Company contributions based on a percentage of eligible employee compensation, as defined in the plan. Participants must be employees of the company or eligible Company subsidiaries and must meet minimum service requirements to be eligible for annual contributions. The ESOP specifies a five-year vesting schedule over which participants become vested in the Class A common stock allocated to their participant account. The amount of our annual contribution to the ESOP is at the discretion of our board of directors.

For the years ended December 31, 2004, 2003 and 2002, we recorded $1.9 million, $2.4 million and $1.7 million, respectively, as compensation expense related from the ESOP and contributed 118,814, 94,474 and 89,187 shares, respectively, of Class A common stock to the ESOP trust. As of December 31, 2004, we contributed 38,435 shares of Class A common stock, in excess of ESOP obligation, to the ESOP trust. The excess contribution will be utilized as a portion of 2005 ESOP obligation.

As required under Statement of Position No. 93-6, Employers’ Accounting for Employee Stock Ownership Plans, compensation expense is recorded for shares committed to be released to employees based on the fair market value of those shares in the period in which they are committed to be released. For the years ended December 31, 2004, 2003, and 2002, new shares were issued to satisfy this obligation.

MANTECH INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

12. Investments

GSE Systems, Inc.—In April 1994, GSE Systems, Inc. (GSE) was created by the merger of one of our majority-owned subsidiaries and two other entities. During the year ended December 31, 2001, we determined that it had obtained significant influence with respect to GSE. As a result, we began accounting for our investment in GSE using the equity method and recorded ($1.2 million) and $0.2 million in equity (losses) earnings for the years ended December 31, 2003 and 2002, respectively. At December 31, 2002, we held 914,784 shares of GSE common stock, $3.8 million of GSE convertible preferred stock and a $0.7 million demand note receivable from GSE. This note accrued interest at the prime rate plus 1.00% and interest was payable monthly.

On October 21, 2003, we sold all of our equity interests in GSE, and a $650 note receivable from GSE, to GP Strategies Corporation (GP Strategies) in exchange for a note with a principal amount of $5.3 million. The note from GP Strategies bears interest at 5.0% per annum and is payable quarterly in arrears. Each year during the term of the note, we have the option to convert up to 20% of the original principal amount of the note into common stock of GP Strategies, but only in the event that GP Strategies’ common stock is trading at $10 per share or more.

During 2004, George J. Pedersen, our Chairman of the Board and Chief Executive Officer, and John A. Moore, our Executive Vice President, each beneficially owned shares and options of GSE stock representing less than 5% of GSE. During 2004, Messrs. Pedersen and Moore also both served on GSE’s board of directors and compensation committee.

Vosper-ManTech Limited—On September 7, 1995, MASI U.K. Limited, a majority-owned subsidiary of ours, and Vosper Thornycroft Limited entered into a Joint Venture agreement to form Vosper-ManTech Limited (the Joint Venture). MASI U.K. Limited holds a 40% ownership in the Joint Venture and Vosper Thornycroft Limited owns the remaining 60%. In 2000, the Joint Venture began work on a ten-year follow-on contract providing outsourcing of the Government Communications Headquarters (GCHQ) for the United Kingdom’s logistics and engineering services. Mr. Pedersen and John A. Moore, our Executive Vice President, each own 1% of the outstanding shares of MASI U.K.

Our interest in the Joint Venture is accounted for using the equity method. We recorded $0.6 million, $0.6 million and $0.1 million in equity earnings for the years ended December 31, 2004, 2003 and 2002, respectively.

The components of investments are as follows (in thousands):

	December 31,
	2004	2003
GSE Systems, Inc.	$3,110	$3,110
Vosper-ManTech Limited	2,901	2,450

Total investments	$6,011	$5,560

13. Financial Guarantees

Letters of Credit—Effective July 11, 2003, our lenders issued two letters of credit to Fianzas Guardiana Inbursa, S.A. (FGI) on behalf of GSE. As discussed in note 12, prior to the sale of these investments on October 21, 2003, we held common and preferred stock in GSE and accounted for this investment using the equity method.

MANTECH INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The first letter of credit is in support of an advance payment bond of approximately $1.8 million, issued by FGI to a customer of GSE’s power business and has a term of 30 months. The second letter of credit is in support of a performance bond of approximately $1.3 million issued by FGI to the same customer and has a term of 42 months. The respective letter of credit can be drawn upon by FGI in the event that the related bond is drawn on by the customer, which would only occur in the event of a contractual default by GSE. In the event that the letters of credit are drawn upon, the company and GSE have signed a collateral agreement whereby GSE has agreed to indemnify us from any and all costs, damages, claims, actions, demands, losses and expenses (including the value of the letters of credit drawn upon, reasonable attorneys’ fees, collection fees or enforcement fees). In exchange for issuing the letters of credit, we received 100,000 warrants to purchase GSE’s common stock at the market price of GSE’s common stock as of the close of business on July 8, 2003, and will receive a 7% annual fee, payable on a quarterly basis, calculated on the total amount of the then-existing value of the letters of credit.

Indemnification Agreements—As permitted under Delaware law, we have agreements whereby it indemnifies our current and former officers and directors for certain events or occurrences while the officer or director is, or was serving, at our request in such capacity. The term of the indemnification period is for the officer’s or director’s lifetime. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited; however, we have director and officer insurance coverage that limits the exposure and enables us to recover a portion of any future amounts paid. We believe that the estimated fair value of these indemnification agreements in excess of applicable insurance coverage is minimal.

14. Commitments and Contingencies

Payments to us on cost-reimbursable contracts with the U.S. government are provisional payments subject to adjustment upon audit by the DCAA. The majority of audits through 2002 have been completed and resulted in no material adjustments. The audits for 2004, 2003 and the remaining 2002 are not expected to have a material effect on the results of future operations.

In the normal course of business, we are involved in certain governmental and legal proceedings, claims and disputes, and have litigation pending under several suits. We believe that the ultimate resolution of these matters will not have a material effect on our financial position or results of operations.

We lease office space and equipment under long-term operating leases. A number of the leases contain renewal options and escalation clauses. At December 31, 2004, aggregate future minimum rental commitments under these leases are as follows (in thousands):

Year ending:	Office Space	Equipment	Total
December 31, 2005	$11,856	$4,210	$16,066
December 31, 2006	11,741	3,576	15,317
December 31, 2007	9,589	813	10,402
December 31, 2008	8,413	13	8,426
December 31, 2009	6,788	—	6,788
Thereafter	15,590	—	15,590

Total	$63,977	$8,612	$72,589

Office space and equipment rent expense totaled approximately $19.0 million, $16.2 million and $12.8 million for the years ended December 31, 2004, 2003 and 2002, respectively.

We had $2.7 million and $2.1 million of deferred rent liabilities resulting from recording rent expense on a straight-line basis over the life of the respective lease in accordance with Statement of Financial Accounting Standards (SFAS) No. 13, Accounting for Leases, and FASB Technical Bulletin No. 85-3, Accounting for Operating Leases with Scheduled Rent Increases, for the years ended 2004 and 2003, respectively.

MANTECH INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

15. Acquisitions

Each of the following acquisitions has been accounted for as a purchase, and accordingly, the operating results of each of the acquired entities have been included in our consolidated financial statements since the respective dates of acquisition.

Acquisition of Certain Assets from Affiliated Computer Services, Inc.—On February 27, 2004, ManTech acquired certain operations from Affiliated Computer Services, Inc. (ACS), a provider of systems engineering, network administration, program management, and communications systems support to Department of Defense customers for $6.5 million. The assets acquired from ACS include contracts for providing support to the U.S. Air Force Electronic Systems Center’s Information Technology Services Program. Services provided through these contracts include information technology services, such as program management, systems engineering, network engineering and administration, test and evaluation, and data management.

On June 1, 2004, we acquired additional assets from ACS for $1.5 million. The assets acquired from ACS include contracts for providing support to North Atlantic Treaty Organization (NATO). The following table (in thousands) summarizes the estimated fair value of the assets acquired at the dates of acquisition, based on an independent appraisal. No liabilities were assumed.

	U.S. Air Force	NATO
Goodwill	$4,500	$500
Intangible Assets	2,000	1,000

Total	$6,500	$1,500

Integrated Data Systems—On February 28, 2003, we acquired 100 percent of the outstanding common shares of Integrated Data Systems (IDS). The results of operations for IDS have been included in our consolidated financial statements since that date. Founded in 1990, IDS delivers technology solutions and products in four core areas: software development, systems engineering/networking, information assurance, and government acquisition/procurement support software. IDS has developed secure, advanced messaging and collaboration applications and solutions in support of a wide variety of national security networks and systems. IDS is also one of Microsoft’s leading certified partners supporting U.S. government classified Intelligence Community programs. Many of the IDS employees have military or intelligence experience.

The cash purchase price was approximately $62.7 million, net of cash on hand of $2.8 million, excluding $1.0 million of acquisition-related costs, and is subject to an earnout provision. Pursuant to the earn-out provision of the acquisition agreement, we accrued approximately $6.0 million and $2.1 million for earn-out payments in goodwill in 2004 and 2003, respectively and paid $2.9 million in 2004. Final payment is due in 2005. The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition (in thousands):

February 28, 2003
Current assets	$14,455
Property and equipment—net	1,364
Goodwill	46,087
Intangible assets	12,120
Other assets	84
Other current liabilities	(7,353)
Other long-term liabilities	(199)

$66,558

MANTECH INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Intangible assets acquired included: contract rights, customer relationships and software in the amounts of $1.8 million, $10.1 million and $0.3 million thousand, respectively. Amounts are being amortized using weighted average lives of 2 years, 12.5 years and 2.5 years, respectively.

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

MSM Security Services, Inc.—On March 5, 2003, we acquired 100 percent of the outstanding common shares of MSM Security Services, Inc. (MSM), a Maryland-based provider of PSI services to the U.S. government. Pursuant to the acquisition agreement, we were entitled to include the results of operations for MSM in our consolidated financial statements effective March 1, 2003. MSM specializes in PSI services for the U.S. government, having completed over 250,000 background investigations since its founding in 1978. MSM has active investigation contracts to support the U.S. Customs Service, the Office of Personnel Management, the Department of State, the Intelligence Community, and other federal government agencies.

The cash purchase price was approximately $4.9 million, of which $2.2 million in cash was paid to MSM shareholders and $2.7 million was used to repay existing MSM debt. The cash purchase price excludes $0.2 million of acquisition-related costs and is subject to an earnout provision. The acquisition agreement requires that we pay earn-out payments in 2004 and 2003. The earn-out payments were insignificant in 2004 and 2003.

On February 24, 2005, we reached a final corporate determination that we would exit the personnel security investigation (PSI) services business and discontinue operations at its ManTech MSM Security Services, Inc. subsidiary (MSM). We reached the determination to sell our MSM business after we concluded that the MSM business no longer furthered our long-term strategic objectives. Currently, we intend to sell MSM as a going-concern, and are in the process of identifying potential buyers or interested parties. We expect to complete the sale or other disposition of the MSM operations by the end of 2005.

CTX Corporation—On December 11, 2002, we acquired 100 percent of the outstanding common shares of CTX Corporation (CTX). The results of operations for CTX have been included in our consolidated financial statements since that date. CTX is a leading provider of information technology and software strategies and solutions to the national Intelligence Community. CTX supports customers and programs within the national Intelligence Community, focusing primarily on mission critical IT and software services, including knowledge management, collaboration solutions, network engineering, and network forensics. The CTX technical professionals have expertise in commercially available technologies and operational experience with proprietary government systems. CTX solutions help Intelligence Community customers to: modernize information systems; collaborate across and within government enterprises; and develop and implement data mining techniques to better utilize information from large-scale data repositories.

MANTECH INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

$36,087

$4.0 million of the acquired intangible assets was assigned to contract rights and is being amortized on a straight-line basis over a period of eight years. The remaining $0.4 million of intangible assets was assigned to capitalized software and is being amortized over a period of three years.

The following represents the unaudited pro forma results of operations as though the acquisition of CTX had been completed as of January 1, 2002 (in thousands, except per share amounts):

Pro Forma Year ended 12/31/2002
Revenues	$533,600
Income from continuing operations	23,180
Net income	19,499
Diluted earnings per share from continuing operations	0.89

Aegis Research Corporation—On August 5, 2002, we acquired 100 percent of the outstanding common shares of Aegis Research Corporation (Aegis). The results of operations for Aegis have been included in our consolidated financial statements since that date. Aegis is a leading provider of enterprise protection strategies and technical services to the federal national security community. Aegis supports key customers and programs within the Department of Defense (DoD) and national Intelligence Community, including the National Reconnaissance Office, the United States Air Force, the Joint Strike Fighter Program Office, and the Counterintelligence Field Activity Program under the DoD. Aegis also supports numerous other classified customers on special access programs. Many of the approximately 500 Aegis employees had prior military or intelligence experience.

MANTECH INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The following represents the unaudited pro forma results of operations as though the acquisition of Aegis had been completed as of January 1, 2002 (in thousands, except per share amounts):

Pro Forma Year ended 12/31/2002
Revenues	$533,669
Income from continuing operations	23,869
Net income	20,188
Diluted earnings per share from continuing operations	0.92

16. Discontinued Operations

On September 26, 2001, we executed a formal plan to exit certain commercial and foreign lines of business that no longer contributed to the core competencies. The businesses included the Australia-based software solutions consulting business, the United Kingdom-based bank remittance processing business, the China-based consulting business, the U.S.-based environmental consulting and remediation business, and the U.S.-based application-hosting business. Although some of these ventures showed promise and growth, these businesses were oriented towards commercial customers and did not contribute to the core competencies on which we are currently focused. We concluded the disposal of all of these businesses as of December 31, 2002, except our Australia-based software solutions consulting business. As of December 31, 2002, we had reached a definitive agreement regarding the sale of this business, and the transaction closed in February 2003.

Based on the projected future costs of disposal, an estimate was provided for the likely net gains and losses to income expected from these businesses through the estimated dates of disposal. As a result, in accordance with APB Opinion No. 30, Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, and SFAS No. 144, Accounting for the Impairment or Disposal of Ling-Lived Assets, results of operations were classified as discontinued and prior periods were restated. We segregated the net assets and liabilities held for sale, recorded all current and expected future losses and deferred all gains expected to be realized upon disposal of the respective entities. The amounts we will ultimately realize could differ in the near term from the amounts estimated in arriving at the loss on disposal of the discontinued operations.

MANTECH INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The estimated net loss on disposal of discontinued operations recorded for the year ended December 31, 2001 was $8.9 million, net of an income tax benefit of $5.9 million. This loss included a provision for anticipated closing costs and net operating losses through the estimated dates of disposal of $5.0 million, net of an income tax benefit of $2.9 million. Additional losses of approximately $0.8 million and $2.9 million associated with the sale of the United Kingdom- based bank remittance processing business and the Australia-based software solutions consulting business were recorded in August and December 2002, respectively.

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

	2004 Quarters Ended
	March 31,	June 30,	September 30,	December 31,
	(In thousands, except per share data)
Revenues	$202,769	$198,582	$211,260	$229,811
Gross profit	39,195	13,762	34,879	41,150
Total costs and expenses	19,834	21,996	21,297	24,914
Income (loss) from operations	19,361	(8,234)	13,582	16,236
Interest expense	542	596	523	515
Income (loss) before provision for income taxes and minority interest	19,121	(8,687)	13,221	16,241
Net income (loss)	$11,340	$(5,190)	$7,814	$10,743

Basic net income (loss) per share	$0.35	$(0.16)	$0.24	$0.33

Weighted average shares outstanding	32,130	32,289	32,389	32,438

Diluted net income (loss) per share	$0.35	$(0.16)	$0.24	$0.33

Weighted average shares outstanding	32,358	32,289	32,389	32,916

	2003 Quarters Ended
	March 31,	June 30,	September 30,	December 31,
	(In thousands, except per share data)
Revenues	$148,123	$177,076	$181,590	$194,812
Gross profit	28,341	32,726	34,129	36,637
Total costs and expenses	15,674	17,437	17,904	19,854
Income from operations	12,667	15,289	16,225	16,783
Interest expense	334	687	618	478
Income before provision for income taxes and minority interest	11,711	14,954	15,549	17,005
Net income	$6,962	$8,877	$9,227	$10,094

Basic net income per share	$0.22	$0.28	$0.29	$0.31

Weighted average shares outstanding	31,916	31,942	32,008	32,085

Diluted net income per share	$0.22	$0.28	$0.29	$0.31

Weighted average shares outstanding	31,935	31,995	32,335	32,496

MANTECH INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the three months ended June 30, 2004, diluted weighted average common shares outstanding did not include the effect of 227,447 potentially exercisable stock options, as their effect would have been anti-dilutive.

18. Subsequent Events

On February 11, 2005, ManTech Environmental Technology, Inc. (METI), one of our subsidiaries, was sold to Alion Science and Technology Corporation. METI performs research and development in the fields of environmental and life sciences for the Environmental Protection Agency, the National Cancer Institute, the U. S. Air Force and other federal government agencies. Alion Science and Technology, based in McLean, Virginia, is an employee-owned research and development company with more than 1,800 employees providing technology services to U. S. federal government agencies and commercial customers. The financial terms of the arrangement included an all cash payment of $7 million, which is expected to result in a gain of over $3.5 million in the first quarter of 2005. METI revenues were $13.2 million and $14.1 million in 2004 and 2003, respectively.

On February 24, 2005, we reached a final corporate determination that we would exit the personnel security investigation (PSI) services business and discontinue operations at our ManTech MSM Security Services, Inc. subsidiary (MSM). We reached the determination to sell our MSM business after we concluded that the MSM business no longer furthered our long-term strategic objectives. Currently, we intend to sell MSM as a going-concern, and are in the process of identifying potential buyers. We expect to complete the sale or other disposition of the MSM operations by the end of 2005.

Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

The Company has had no disagreements with its auditors on accounting principles, practices or financial statement disclosure during and through the date of the financial statements included in this Report.

Item 9A. Controls and Procedures

As of December 31, 2004, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), management evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 of the Exchange Act. Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective, as of December 31, 2004, such that the information relating to us that is required to be disclosed in our reports filed with the SEC (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

There were no significant changes in our internal control over financial reporting that occurred during the three months ended December 31, 2004 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management Report on Internal Control over Financial Reporting

The management of ManTech International Corporation is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) under the Securities Exchange Act of 1934. The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004. In making this assessment, management used the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Based on this assessment, management determined that the Company maintained effective internal control over financial reporting as of December 31, 2004.

Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004, has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which is included immediately following this report.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON INTERNAL CONTROL OVER FINANCIAL REPORTING

To the Board of Directors and Stockholders of

ManTech International Corporation

Fairfax, Virginia

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that ManTech International Corporation and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2004 of the Company and our report dated March 15, 2005 expressed an unqualified opinion on those financial statements and financial statement schedule.

/s/ DELOITTE & TOUCHE LLP

McLean, Virginia

March 15, 2005

PART III

Item 10. Directors and Executive Officers of the Registrant

The information concerning our directors and executive officers required by Item 401 of Regulation S-K is included under the captions “Election of Directors” and “Executive Officers,” respectively, in our definitive Proxy Statement to be filed with the SEC in connection with our 2005 Annual Meeting of Stockholders (the “2005 Proxy Statement”), and that information is incorporated by reference in this Form 10-K.

The information required by Item 405 of Regulation S-K concerning compliance with Section 16(a) of the Exchange Act is included under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in our 2005 Proxy Statement, and that information is incorporated by reference in this Form 10-K.

We have adopted a Standards of Ethics and Business Conduct, which sets forth the policies comprising our code of conduct. These policies satisfy the SEC’s requirements for a “code of ethics” applicable to our principle executive officer, principal financial officer, principal accounting officer, controller and persons performing similar functions, as well as Nasdaq’s requirements for a code of conduct applicable to all directors, officers and employees. Among other principles, our Standards of Ethics and Business Conduct includes guidelines relating to the ethical handling of actual or potential conflicts of interest, compliance with laws, accurate financial reporting, and procedures for promoting compliance with (and reporting violations of) these standards. A copy of our Standards of Ethics and Business Conduct is available on the investor relations section of our website: www.mantech.com. We are required to disclose any amendment to, or waiver from, a provision of our code of ethics that applies to our principle executive officer, principal financial officer, principal accounting officer, controller and persons performing similar functions. We intend to use our website as a method of disseminating this disclosure as permitted by applicable SEC rules.

Item 11. Executive Compensation

The information required by this Item 11 is included in the text and tables under the caption “Executive Compensation” in our 2005 Proxy Statement, and that information (except for the information required by Item 402(k) and Item 402(l) of Regulation S-K) is incorporated by reference in this Form 10-K.

Item 12. Security Ownership of Certain Beneficial Owners and Management

The information required by this Item 12 is included under the captions “Ownership by Our Directors and Executive Officers” and “Ownership by Holders of More Than 5% of Our Class A Common Stock” in our 2005 Proxy Statement, and that information is incorporated by reference in this Form 10-K.

Item 13. Certain Relationships and Related Transactions

The information required by this Item 13 is included under the caption “Certain Relationships and Related Transactions” in our 2005 Proxy Statement, and that information is incorporated by reference in this Form 10-K.

Item 14. Principal Accounting Fees and Services

The information required by this Item 14 is included under the captions “Ratification of Appointment of Independent Auditors—Fees Paid to Deloitte & Touche LLP” and “—Policy Regarding Audit Committee Pre-Approval of Audit and Permitted Non-audit Services” in our 2005 Proxy Statement, and that information is incorporated by reference in this Form 10-K.

PART IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a) The following documents are filed as a part of this annual report on Form 10-K:

(1) All financial statements:

DESCRIPTION
Report of Independent Registered Public Accounting Firm on the Consolidated Financial Statements	35
Consolidated Balance Sheets as of December 31, 2004 and 2003	36-37
Consolidated Statements of Income for the years ended December 31, 2004, 2003 and 2002	38
Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2004, 2003 and 2002	39
Consolidated Statements of Cash Flows for the years ended December 31, 2004, 2003 and 2002	40-41
Notes to Consolidated Financial Statements	42-65

(2) Financial statement schedule:

SCHEDULE NO.	DESCRIPTION
Schedule II	Valuation and Qualifying Accounts for the years ended December 31, 2004, and 2003

(3) Exhibits required by Item 601 of Regulation S-K:

Exhibit Number	Document Description

2.1	Agreement and Plan of Merger by and between Integrated Data Systems Corporation, the Shareholders of Integrated Data Systems Corporation, ManTech Kappa Corporation, and ManTech International Corporation (incorporated herein by reference from registrant’s Current Report on Form 8-K filed with the Commission on March 14, 2003).

3.1	Second Amended and Restated Certificate of Incorporation of the registrant as filed with the Secretary of State of the State of Delaware on January 30, 2002 (incorporated herein by reference from registrant’s Registration Statement on Form S-1 (File No. 333-73946), as filed with the Commission on November 23, 2002, as amended).

3.2	Second Amended and Restated Bylaws of the registrant (incorporated herein by reference from registrant’s Annual Report on Form 10-K for the year ended December 31, 2003).

4.1	Form of Common Stock Certificate (incorporated herein by reference from registrant’s Registration Statement on Form S-1 (File No. 333-73946), as filed with the Commission on November 23, 2002, as amended).

4.2	Amended and Restated Credit and Security Agreement with Citizens Bank of Pennsylvania, KeyBank National Association, Branch Banking and Trust Company of Virginia, Chevy Chase Bank, F.S.B., and Riggs Bank, N.A., dated February 25, 2004, (incorporated herein by reference from registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004).

Exhibit Number		Document Description

4.3		First Modification to Amended and Restated Credit and Security Agreement with Citizens Bank of Pennsylvania, KeyBank National Association, Branch Banking and Trust Company of Virginia, Chevy Chase Bank, F.S.B., and Riggs Bank, N.A., dated August 6, 2004 (incorporated herein by reference from registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004).

10.1	*	Retention Agreement, effective as of January 1, 2002, between George J. Pedersen and ManTech International Corporation (incorporated herein by reference from registrant’s Registration Statement on Form S-1 (File No. 333-73946), as filed with the Commission on November 23, 2001, as amended).

10.2	*	Employment Agreement effective as of June 25, 2003, between Ronald R. Spoehel and ManTech International Corporation, dated June 25, 2003 (incorporated herein by reference from registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003).

10.3	*	Management Incentive Plan of ManTech International Corporation (incorporated herein by reference from registrant’s Registration Statement on Form S-1 (File No. 333-73946), as filed with the Commission on November 23, 2001, as amended).

10.4	*	Form of Term Sheet for ManTech International Corporation Management Incentive Plan Non-Qualified Stock Option, and Standard Terms and Conditions for Non-Qualified Stock Options (incorporated herein by reference from registrant’s Registration Statement on Form S-1 (File No. 333-73946), as filed with the Commission on November 23, 2001, as amended).

10.5	*	Form of Term Sheet for ManTech International Corporation Management Incentive Plan Incentive Stock Option, and Standard Terms and Conditions for Incentive Stock Options (incorporated herein by reference from registrant’s Registration Statement on Form S-1 (File No. 333-73946), as filed with the Commission on November 23, 2001, as amended).

10.6	*	ManTech International Corporation Supplemental Executive Retirement Plan for the benefit of George J. Pedersen, effective as of April 12, 1996 (incorporated herein by reference from registrant’s Registration Statement on Form S-1 (File No. 333-73946), as filed with the Commission on November 23, 2001, as amended).

10.7	*	Form of Confidentiality, Non-Competition and Non-Solicitation Agreement, effective as of February 7, 2002, between specified executive officers and ManTech International Corporation (incorporated herein by reference from registrant’s Registration Statement on Form S-1 (File No. 333-73946), as filed with the Commission on November 23, 2001, as amended).

14.1		Code of Ethics, revised edition dated November 1, 2004 (incorporated herein by reference from registrant’s Current Report on Form 8-K filed with the Commission on November 4, 2004).

21.1	‡	Subsidiaries of the Company

23.1	‡	Consent of Independent Registered Public Accounting Firm

31.1	‡	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	‡	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32	‡	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended.

‡	Filed herewith.

*	Management contract or compensatory plan or arrangement required to be filed as an Exhibit to this report pursuant to Item 14(c).

(b) The following reports on Form 8-K were filed during the last quarter of the period covered by this report:

Filing Date	Item Number	Description
November 19, 2004	5.02	On November 19, 2004, ManTech filed a report on Form 8-K announcing the appointment of Paul G. Stern and David E. Jeremiah to the Board of Directors.

November 04, 2004	5.05	On November 04, 2004, ManTech filed a report on Form 8-K announcing that it had adopted a revised edition of its Standards of Ethics and Business Conduct, which is a code of ethics consistent with Item 406(b) of Regulation S-K.

October 27, 2004	2.02, 7.01	On October 27, 2004, ManTech filed a report on Form 8-K relating to its issuance of a press release announcing financial results for the quarter ended September 30, 2004, as well as earnings guidance for the fourth quarter and full fiscal year 2004.

October 27, 2004	5.02	On October 27, 2004, ManTech filed a report on Form 8-K announcing the resignation of Edward S. Civera and Raymond A. Ranelli from the Board of Directors.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MANTECH INTERNATIONAL CORPORATION

By:	/S/ GEORGE J. PEDERSEN
Name: Title:	George J. Pedersen Chairman of the Board of Directors and Chief Executive Officer
Date:	March 16, 2005

MANTECH INTERNATIONAL CORPORATION

By:	/S/ RONALD R. SPOEHEL
Name: Title:	Ronald R. Spoehel Executive Vice President and Chief Financial Officer
Date:	March 16, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Name and Signature	Title	Date

/S/ GEORGE J. PEDERSEN George J. Pedersen	Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer)	March 16, 2005

/S/ RONALD R. SPOEHEL Ronald R. Spoehel	Executive Vice President, Chief Financial Officer and Director (Principal Financial Officer and Principal Accounting Officer)	March 16, 2005

/S/ BARRY G. CAMPBELL Barry G. Campbell	Director	March 16, 2005

/S/ WALTER R. FATZINGER, JR Walter R. Fatzinger, Jr	Director	March 16, 2005

/S/ DAVID E. JEREMIAH David E. Jeremiah	Director	March 16, 2005

/S/ RICHARD J. KERR Richard J. Kerr	Director	March 16, 2005

/S/ STEPHEN W. PORTER Stephen W. Porter	Director	March 16, 2005

/S/ PAUL G. STERN Paul G. Stern	Director	March 16, 2005

SCHEDULE II

Valuation and Qualifying Accounts

Activity in the Company’s allowance accounts for the years ended December 31, 2004, 2003 and 2002 was as follows (in thousands):

	Doubtful Accounts
	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions	Other*	Balance at End of Period
2002	$1,610	793	(840)	345	$1,908
2003	$1,908	841	(447)	772	$3,074
2004	$3,074	1,264	(1,198)	913	$4,053

*	Other represents doubtful account reserves recorded as part of Net Revenues.

	Deferred Tax Asset Valuation
	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions	Other	Balance at End of Period
2002	$902		—	—	$902
2003	$902	—	(902)	—	$—
2004	$—	—	—	—	$—