Form 10-Q
period 2005-03-31
MANTECH INTERNATIONAL CORP
filed 2005-05-09
CIK 892537

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

or

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

As of May 3, 2005, there were issued and outstanding 17,590,454 shares of our Class A Common Stock and 15,065,293 shares of our Class B Common Stock.

MANTECH INTERNATIONAL CORPORATION

FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2005

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

MANTECH INTERNATIONAL CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in Thousands)

	(unaudited)
	March 31, 2005	December 31, 2004
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$64,642	$22,946
Receivables—net	194,238	196,086
Prepaid expenses and other	10,596	9,413
Assets held for sale	7,956	24,726

Total current assets	277,432	253,171

Property and equipment—net	8,745	8,505
Goodwill	152,359	153,374
Other intangibles—net	22,983	23,997
Investments	3,008	6,011
Employee supplemental savings plan assets	10,203	12,208
Other assets	10,429	10,316

TOTAL ASSETS	$485,159	$467,582

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of debt	$25,081	$25,080
Accounts payable and accrued expenses	61,666	52,668
Accrued salaries and related expenses	31,063	35,004
Deferred income taxes—current	7,480	5,937
Billings in excess of revenue earned	4,935	5,252
Liabilities held for sale	3,227	3,031

Total current liabilities	133,452	126,972

Debt—net of current portion	83	104
Accrued retirement	11,509	13,435
Other long-term liabilities	2,501	5,711
Deferred income taxes	2,567	781
Minority interest	59	56

TOTAL LIABILITIES	150,171	147,059

COMMITMENTS AND CONTINGENCIES	—	—

STOCKHOLDERS’ EQUITY:
Common stock, Class A—$0.01 par value; 150,000,000 shares authorized; 17,564,286 and 17,418,950 shares issued and outstanding at March 31, 2005 and December 31, 2004, respectively.	176	174
Common stock, Class B—$0.01 par value; 50,000,000 shares authorized; 15,065,293 and 15,065,293 shares issued and outstanding at March 31, 2005 and December 31, 2004, respectively.	151	151
Additional paid in capital	222,095	219,664
Retained earnings	112,635	100,710
Accumulated other comprehensive income (loss)	312	205
Unearned ESOP Shares	(381)	(381)
Deferred compensation	640	640
Shares held in grantor trust	(640)	(640)

TOTAL STOCKHOLDERS’ EQUITY	334,988	320,523

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$485,159	$467,582

See notes to condensed consolidated financial statements.

MANTECH INTERNATIONAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Dollars in Thousands Except Per Share Amounts)

	(unaudited) Three months ended March 31,
	2005	2004
REVENUES	$217,461	$189,628
COST OF SERVICES	179,208	153,563

GROSS PROFIT	38,253	36,065

COSTS AND EXPENSES:
General and administrative	19,307	16,877
Depreciation and amortization	1,439	1,241

Total costs and expenses	20,746	18,118

INCOME FROM CONTINUING OPERATIONS	17,507	17,947
Interest (expense), net	(281)	(446)
Equity in earnings (losses) of affiliates	166	115
Gain on disposal of an operation	3,879	—
Other income (expense), net	110	186

INCOME BEFORE PROVISION FOR INCOME TAXES AND MINORITY INTEREST	21,381	17,802
Provision for income taxes	(8,550)	(7,243)
Minority interest	(2)	(1)

INCOME FROM CONTINUING OPERATIONS	12,829	10,558
(Loss) Income from discontinued operations—net of taxes	(904)	782

NET INCOME	$11,925	$11,340

BASIC EARNINGS (LOSS) PER SHARE:
Income from continuing operations	$0.40	$0.33
(Loss) Income from discontinued operations—net of taxes	(0.03)	0.02

Basic earnings per share	$0.37	$0.35

Weighted average common shares outstanding	32,525,718	32,129,949

DILUTED EARNINGS (LOSS) PER SHARE:
Income from continuing operations	$0.39	$0.33
(Loss) Income from discontinued operations—net of taxes	(0.03)	0.02

Diluted earnings per share	$0.36	$0.35

Weighted average common shares outstanding	32,845,727	32,358,250

See notes to condensed consolidated financial statements.

MANTECH INTERNATIONAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in Thousands)

	(unaudited) Three months ended March 31,
	2005	2004
NET INCOME	$11,925	$11,340
OTHER COMPREHENSIVE INCOME (LOSS):
Cash flow hedge	199	104
Translation adjustments	(93)	67

Total other comprehensive income	106	171

COMPREHENSIVE INCOME	$12,031	$11,511

See notes to condensed consolidated financial statements.

MANTECH INTERNATIONAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in Thousands)

	(unaudited) Three months ended March 31,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$11,925	$11,340
Adjustments to reconcile net income to net cash used in operating activities:
Equity in (earnings) losses of affiliates	(166)	(115)
(Decrease) increase in current and deferred income taxes	3,329	3,664
Depreciation and amortization	1,839	1,612
Gain on disposal of an operation	(3,879)	—
Loss (Gain) from discontinued operations	904	(782)
Changes in assets and liabilities-net of effects from acquired, disposed, and discontinued businesses:
Contract receivables	(398)	879
Prepaid expenses and other	(1,240)	(1,278)
Accounts payable and accrued expenses	9,013	(5,391)
Accrued salaries and related expenses	(3,251)	(4,320)
Billings in excess of revenue earned	(284)	1,180
Accrued retirement	(1,926)	919
Other	1,524	(65)

Net cash flow from continuing operations	17,390	7,643

Net cash flows from discontinued operations	16,062	(5,810)

Net cash flows from operating activities	33,452	1,833

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(1,050)	(410)
Investment in capitalized software for internal use	(112)	(180)
Proceeds from sales of property and equipment	—	1
Investment in capitalized software products	—	(111)
Acquisition of businesses, net of cash acquired	—	(6,509)
Proceeds from disposal of an operation	7,000	—

Net cash flows from investing activities	5,838	(7,209)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	2,426	256
Repayment of debt	(20)	—
Net Increase in borrowings under lines of credit	—	501

Net cash flows from financing activities	2,406	757

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	41,696	(4,619)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	22,946	9,166

CASH AND CASH EQUIVALENTS, END OF PERIOD	$64,642	$4,547

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for income taxes	$6,002	$91

Cash paid for interest	$557	$535

Non-cash financing activities:
ESOP contributions	$787	$729

See notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2005

(Dollars in thousands, except per share amounts or where otherwise noted)

UNAUDITED

1. Introduction and Overview

ManTech International Corporation (depending on the circumstances, “ManTech” “we” “our” “ours” or “us”) is a leading provider of innovative technologies and solutions for mission-critical national security programs for the Intelligence Community and the Departments of Defense, State, Homeland Security, Justice and other federal government agencies. Our expertise includes systems engineering, systems integration, software development, enterprise security architecture, information assurance, intelligence operations support, network and critical infrastructure protection, information technology, communications integration and engineering support. With approximately 5,400 highly qualified employees, we operate in the United States and 40 countries worldwide.

2. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and note disclosures normally included in the annual financial statements, prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted pursuant to those rules and regulations. We recommend that you read these unaudited condensed consolidated financial statements in conjunction with the financial statements and related notes included in our annual report on Form 10-K for the fiscal year ended December 31, 2004, previously filed with the SEC. We believe that the unaudited condensed consolidated financial statements in this Form 10-Q reflect all adjustments that are necessary to fairly present the financial position, results of operations and cash flows for the interim periods. We have revised the December 31, 2004 Condensed Consolidated Balance Sheet and related notes, as well as the March 31, 2004 Condensed Consolidated Statement of Income and Condensed Consolidated Statement of Cash Flow, to reflect the reclassification of MSM Security Services, Inc. (MSM) to discontinued operations. The results of operations for such interim periods are not necessarily indicative of the results for the full year.

Stock-Based Compensation—As permitted under Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation, we account for our stock-based compensation plan using the intrinsic value method under the recognition and measurement principles of Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. For the quarter ended March 31, 2005 and 2004, we recognized pre-tax compensation expense of approximately $7 and none, respectively. No compensation cost was recognized for issuances under the plan in the quarter ended March 31, 2005, and the exercise price of all other options granted pursuant to the plan was not less than 100% of the fair market value of the shares on the date of grant. In accordance with the provisions of SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure, the following table illustrates the effect on net income and earnings per share if we had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation.

	Three Months Ended March 31,
	2005	2004
Net income, as reported	$11,925	$11,340
Add: stock-based compensation, included in net income as reported, net of related tax effects	5	—
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(703)	(122)

Pro forma net income	$11,227	$11,218

Earnings per share:
Basic — as reported	$.37	$.35
Basic — pro forma	$.35	$.35
Diluted — as reported	$.36	$.35
Diluted — pro forma	$.34	$.35

We typically issue 10-year options that vest annually over a three-year period from the date of grant. For disclosure purposes, the fair value of each option is estimated on the date of grant using the Black-Scholes option-pricing model. The following weighted-average assumptions were used for option grants during the three months ended March 31, 2005 and 2004, respectively: dividend yield of zero percent; expected volatility of 45.0% and 33.4%; expected average lives of three years; and risk-free interest rates of 3.93% and 2.17%.

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

	Three Months Ended March 31,
	2005	2004
Basic weighted average common shares outstanding	32,525,718	32,129,949
Effect of potential exercise of stock options	320,009	228,301

Diluted weighted average common shares outstanding	32,845,727	32,358,250

Options to purchase 0.6 million and 0.2 million shares of common stock were outstanding March 31, 2005 and 2004, respectively, but were not included in the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of the common shares and, therefore, the effect would be antidilutive.

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

In February 2005, we classified our ManTech MSM Security Services, Inc. (MSM) subsidiary as discontinued (refer to Note 10: Discontinued Operations). As required under SFAS No. 144 - Accounting for the Impairment or Disposal of Long-Lived Assets, we have reclassified assets of MSM as Assets Held for Sale for all periods presented. Goodwill and other intangibles, net of accumulated amortization for MSM totaled $3.4 million as of March 31, 2005 and $3.3 million as of December 31, 2004. On February 11, 2005, we sold our Mantech Environmental Technology, Inc (METI) subsidiary (refer to Note 11: Gain on Disposal of an Operation). For the period ending December 31, 2004, we had $1.4 million in Goodwill associated with METI.

The components of goodwill and other intangibles are as follows:

	March 31, 2005	December 31, 2004
Goodwill	$162,466	$163,481
Other intangibles	41,256	41,219

Less: Accumulated amortization	(28,380)	(27,329)

	$175,342	$177,371

As of March 31, 2005:

	March 31, 2005
	Amount	Accumulated Amortization	Net Amount
Amortizable intangible assets:
Contract rights	$24,708	$7,652	$17,055
Capitalized software cost for sale	9,072	7,412	1,660
Capitalized software cost for internal use	7,476	3,208	4,268

	$41,256	$18,272	$22,983

Aggregated amortization expense for the three months ended March 31, 2005 and 2004 was $1,110 and $1,130, respectively. We estimate that we will have the following amortization expense for the future periods indicated below:

For the remaining nine months ending December 31, 2005	$3,547
For the years ending:
December 31, 2006	4,135
December 31, 2007	2,442
December 31, 2008	1,653
December 31, 2009	1,377
December 31, 2010	1,115

5. Business Segment and Geographic Area Information

We operate as one segment, delivering a broad array of information technology and technical services solutions under contracts with the U.S. government, state and local governments, and commercial customers. Our federal government customers typically exercise independent contracting authority, and even offices or divisions within an agency or department may directly, or through a prime contractor, use our services as a separate customer so long as that customer has independent decision-making and contracting authority within its organization. Our customer, the U.S. Army Communications-Electronic Command Headquarters (CECOM-HQ) accounted for 16.5% and 13.7% of our revenues for the three months ended March 31, 2005 and 2004, respectively. At March 31, 2005 and December 31, 2004, one customer, CECOM-HQ, accounted for 17.6% and 17.0% of our accounts receivable, respectively. In addition, there were no sales to any customers within a single country (except for the United States) where the sales accounted for 10% or more of total revenue. We treat sales to U.S. government customers as sales within the United States regardless of where the services are performed. Substantially all assets of continuing operations were held in the United States for the period ended March 31, 2005 and 2004. Revenues by geographic customer and the related percentages of total revenues for the period ended March 31, 2005 and 2004 were as follows:

	Three months ended March 31,
	2005	2004
United States	$216,497	$189,173
International	964	455

	$217,461	$189,628

United States	99.6%	99.8%
International	.4%	.2%

	100.0%	100.0%

In February 2005, we reached a final corporate determination that we would exit the personnel security investigation (PSI) services business and discontinue operations at the MSM subsidiary. Please refer to Note 10: Discontinued Operations for more details related to this determination.

6. Revenues and Receivables

We deliver a broad array of information technology and technical services solutions under contracts with the U.S. government, state and local governments, and commercial customers. Revenues from the U.S. government under prime contracts and subcontracts, as compared to total contract revenues, were approximately 83.1% and 86.2% for the periods ended March 31, 2005 and 2004, respectively. The components of contract receivables are as follows:

	March 31, 2005	December 31, 2004
Billed receivables	$145,186	$161,457
Unbilled receivables:
Amounts currently billable	31,122	17,190
Revenues recorded in excess of milestone billings on fixed price contracts	5,343	5,645
Indirect costs incurred in excess of provisional billing rates	3,726	4,983
Retainages	4,994	4,440
Revenues recorded in excess of estimated contract value or funding	7,851	6,278
Allowance for doubtful accounts	(3,984)	(3,907)

	$194,238	$196,086

Amounts currently billable consist principally of amounts to be billed within the next month. Revenues recorded in excess of milestone billings on fixed-price contracts consist of amounts not expected to be billed within the next month. Indirect costs incurred in excess of provisional billing rates on U.S. government contracts are generally billable at actual rates less a reduction of 0.5% of the actual general and administrative rate base before a Defense Contract Audit Agency (DCAA) audit is completed. The balance remaining, as well as any retainage, is billable upon completion of the DCAA audit. Revenues recorded in excess of estimated contract value or funding are billable upon receipt of contractual amendments or other modifications. At March 31, 2005, the amount of receivables that we expect to collect after one year is $8.5 million.

7. Commitments and Contingencies

Payments to us on cost-reimbursable contracts with the U.S. government are provisional payments subject to adjustment upon audit by the DCAA. The majority of audits through 2002 have been completed and resulted in no material adjustments. The audits for 2004 and 2003 and the remaining audits for 2002 are not expected to have a material effect on the results of future operations.

In the ordinary course of business, we are involved in certain government and legal proceedings, claims and disputes, and have litigation pending under several suits. We believe that the ultimate resolution of these matters will not have a material effect on our financial position or results of operations.

8. Acquisitions

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

9. Debt

On February 25, 2004, we executed the Amended and Restated Credit and Security Agreement with Citizens Bank of Pennsylvania, KeyBank National Association, Branch Banking and Trust Company of Virginia, Chevy Chase Bank, F.S.B., and Riggs Bank, N.A. in order to increase the capacity available under our prior loan agreement. The agreement initially provides for a $125 million revolving credit facility that can be increased to $200 million. The maturity date of the agreement is February 25, 2009. Under the agreement, we are required to maintain specified financial covenants relating to asset coverage, fixed charge coverage, and debt coverage. The agreement also places limitations on additional borrowings, mergers, and related-party transactions, payment of dividends, and contains limitations with respect to capital expenditures. Borrowings under agreement are collateralized by our assets and bear interest at the London Inter-Bank Offer Rate (LIBOR), or the lender’s base rate, plus market-rate spreads that are determined based on a company leverage ratio calculation. As of March 31, 2005, we were in compliance with all covenants under the Credit Agreement.

The maximum available borrowing under the Agreement’s revolving credit facility at March 31, 2005 was $93.5 million. As of March 31, 2005, the Company was contingently liable under letters of credit totaling $6.5 million, which reduces the availability to borrow under the revolving portion of the Agreement.

10. Discontinued Operations

The Condensed Consolidated Financial Statements and related footnote disclosures reflect the ManTech MSM Security Services, Inc. subsidiary as discontinued operations, net of applicable income taxes, for all periods presented in accordance with Statement of Financial Accounting Standards No. 144 – Accounting for the Impairment or Disposal of Long-Lived Assets.

In February 2005, we reached the final corporate determination that we would exit the personnel security investigation (PSI) services business and discontinue operations at our ManTech MSM Security Services, Inc. subsidiary (MSM). We reached the determination to sell our MSM subsidiary after we concluded that the MSM business no longer furthered our long-term strategic objectives. Currently, we intend to sell MSM as a going-concern, and are in the process of identifying potential buyers. We expect to complete the sale or other disposition of the MSM operations by the end of 2005. We do not expect to sell MSM at a loss; therefore, no loss accrual was recorded at March 31, 2005.

The following discloses the results of the discontinued operations of MSM for the three months ended March 31, 2005 and 2004:

	Three Months Ended March 31,
	2005	2004
Revenue	$2,026	$13,141
Income before taxes	$(1,506)	$1,319
Net Income	$(904)	$782

The following is a summary of the assets and liabilities of the held for sale operations related to MSM at March 31, 2005 and December 31, 2004:

	March 31, 2005	December 31, 2004
Receivables, net	$2,825	$19,671
Prepaid expenses and other	70	111
Goodwill and other intangibles	3,413	3,283
Property and Equipment	838	855

Total Assets	$7,146	$23,920

Accounts payable and accrued expenses	$867	$927
Accrued salaries and related expenses	976	1080
Deferred income taxes	225	225
Billing in excess	682	292
Other	92	82

Total Liabilities	$2,842	$2,606

11. Gain on Disposal of an Operation

On February 11, 2005, ManTech Environmental Technology, Inc. (METI), one of our subsidiaries, was sold to another company, Alion Science and Technology Corporation. METI performs professional services including research and development in the fields of environmental and life sciences for the Environmental Protection Agency, the National Cancer Institute, the U.S. Air Force, and other federal government agencies. The financial terms of the arrangement included an all cash payment of $7 million, which resulted in a pre-tax gain of approximately $3.9 million net of selling costs in the first quarter of 2005. After the sale, we continue to provide professional services in the environmental area for various federal government agencies.

The following discloses the results of the disposal of METI for the three months ended March 31, 2005 and 2004 (METI’s results for 2005 are through February 11th):

	Three Months Ended March 31,
	2005	2004
Revenue	$1,379	$3,165
Income before taxes	$56	$149
Net Income	$35	$88

Total assets and liabilities were $3.9 million and $1.0 million, respectively, for METI at December 31, 2004.

12. Subsequent Event

Acquisition of Gray Hawk Systems, Inc.—On May 3, 2005, the Company entered into a definitive agreement to acquire all of the outstanding shares of Gray Hawk Systems, Inc., a provider of critical infrastructure protection, counter-intelligence/counter-terrorism mission support, information processing and warfare systems engineering to the federal government and commercial clients for $100 million in cash. Gray Hawk Systems, Inc., was founded in 1995 and has over 500 employees. For the year ending December 31, 2004, Gray Hawk Systems had revenue of approximately $70 million and total assets of $25 million. The acquisition is subject to various closing conditions and approvals, including approval under the Hart-Scott-Rodino Act, and we expect to complete it in May 2005.

The agreed upon purchase price of $100 million will be financed through available cash and borrowings under our senior credit facility.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction and Overview

We are a leading provider of innovative technologies and solutions for mission-critical national security programs for the Intelligence Community and the Departments of Defense, State, Homeland Security, Justice and other federal government customers. Our expertise includes systems engineering, systems integration, software development, enterprise security architecture, information assurance, intelligence operations support, network and critical infrastructure protection, information technology, communications integration and engineering support. With approximately 5,400 highly-qualified employees, we operate in the United States and 40 countries worldwide.

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

Three Months Ended March 31, 2005 Compared to the Three Months Ended March 31, 2004

We experienced an increase in revenue in the first quarter of 2005, compared to the first quarter of 2004, due to an increase in our defense system support for activities in Iraq, Europe and the United States and the overall increased spending for national and homeland security, as well as our prior acquisitions.

Revenues

Revenues increased 14.7% to $217.5 million for the three months ended March 31, 2005, compared to $189.6 million for the same period in 2004. This increase is partially attributable to forward deployment support in Iraq and Afghanistan and increased work in the Intelligence Community contributed to our increase in revenue for the first quarter of 2005. Also contributing to the increase was a full quarter of revenues from our acquisitions of certain operations from Affiliated Computer Services, Inc. (ACS) on February 27, 2004 and June 1, 2004. We anticipate that quarterly revenues will continue at this level, or slightly higher levels, largely because of the United States continuing focus on national security and its efforts in the war on terrorism.

Cost of services

Cost of services increased 16.7% to $179.2 million for the three months ended March 31, 2005, compared to $153.6 million for the same period in 2004. As a percentage of revenues, cost of services increased 1.4%, to 82.4% for the three months ended March 31, 2005, compared to 81.0% for the same period in 2004. Direct labor costs increased by 16.4% primarily due to an increase in personnel, a higher direct labor utilization rate, and increased benefit costs. For the three months ended March 31, 2005, other direct costs increased by 18.6% over first quarter 2004, from $59.4 million to $70.4 million. As a percentage of revenues, other direct costs increased from 31.3% for the three months ended March 31, 2004 to 32.4% for the same period in 2005, due to increased subcontractor usage. For the three months ended March 31, 2005, overhead personnel and facilities costs decreased 0.3% as a percentage of revenue, compared to the same period in 2004.

Gross profit

Gross profit increased 6.1% to $38.3 million for the three months ended March 31, 2005, compared to $36.1 million for the same period in 2004. Gross profit margin was 17.6% for the three months ended March 31, 2005, compared to 19.0% for the same period in 2004. The decrease in gross profit margin is due to higher labor costs including employee benefits, and higher other direct costs including subcontractors as a percentage of sales. These increases were partly offset by lower growth in overhead expenses.

General and administrative

General and administrative expenses increased 14.4% to $19.3 million for the three months ended March 31, 2005, compared to $16.9 million for the same period in 2004. The increased expense primarily relates to an increase in bid and proposal spending as well as an effort to increase our management strength and infrastructure. As a percentage of revenues, general and administrative expenses remained consistent at 8.9% for the three months ended March 31, 2005 and 2004.

Depreciation and amortization

Depreciation and amortization expense increased 16.0% to $1.4 million for the three months ended March 31, 2005, compared to $1.2 million for the same period in 2004. This increase resulted from an additional $0.2 million of depreciation expense related to the acquisition of additional property, plant and equipment.

Income from operations

Income from operations decreased 2.5% to $17.5 million for the three months ended March 31, 2005, compared with $17.9 million for the same period in 2004. This decrease was primarily a result of the increased pass-through sales and costs of direct labor.

Interest Expense, net

Interest expense decreased 37.1% to $0.3 million for the three months ended March 31, 2005, compared with $0.5 million for the same period in 2004. The decrease in interest expense is a result of decreased borrowing under lines of credit during the quarter. The average levels of indebtedness were approximately $25.3 million and $29.5 million, in the three months ended March 31, 2005 and 2004, respectively. In addition, strong collections of receivables and proceeds from the disposal of an operation, $7 million, have led to an improved cash balance of $64.6 million as of March 31, 2005 compared to $4.5 million at March 31, 2004. Interest income increased due to investing the additional cash during the quarter.

Gain on Disposal of an Operation

On February 11, 2005, one of our subsidiaries, Mantech Environmental Technology, Inc (METI), was sold to Alion Science and Technology Corporation. The sale generated a pre-tax gain of $3.9 million in the first quarter of 2005. For additional information see “Gain on Disposal of an Operation,” below.

Other Income (Expense)

Other income for the first quarter of 2005 consisted primarily of income from an investment in a joint venture accounted for under the equity method, partially offset by foreign currency conversion loss for the period. Other income in the first quarter of 2004 consisted of comparable investment income from a joint venture and foreign currency conversion gains.

Net income

Net income increased 5.2% to $11.9 million for the three months ended March 31, 2005, compared to $11.3 million for the same period in 2004. The increase resulted from a $2.3 million after-tax gain on the sale of METI, partially offset by a $1.7 million reduction in net income from discontinued operations; which declined from $0.8 million of net income in the first quarter of 2004 to a net loss of $0.9 million in 2005. The results from discontinued operations are due to our MSM subsidiary that was categorized as discontinued during the first quarter of 2005, see comments below. Our effective tax rate for the three months ended March 31, 2005 and 2004 was 40.0% and 40.7%, respectively.

Backlog

At March 31, 2005 and December 31, 2004, our backlog was $1.7 billion and $1.6 billion, respectively, of which $390 million and $444 million, respectively, was funded backlog. At March 31, 2004, our backlog was $1.4 billion, of which $342 million was funded backlog. Backlog and funded backlog represent estimates that we calculate on a consistent basis.

Liquidity and Capital Resources

The Company’s primary source of liquidity is cash provided by operations and our revolving credit facility. Generally, cash provided by operating activities is adequate to fund our operations.

Net cash flows from operating activities

Cash provided by operating activities for the three months ended March 31, 2005 was $33.5 million, compared to $1.8 million of cash provided in operating activities for the three months ended March 31, 2004. In the quarter ended March 31, 2005, increased cash provided by continuing operating activities was primarily the result of an increase in net income of $0.6 million, an increase in current and deferred taxes of $3.3 million, and an increase in accounts payable of $9.0 million which is partly offset by a decrease in accrued salaries and related expenses of $3.3 million. The net cash inflow of $16.1 million from our discontinued operations was due primarily to collections on our Defense Security Services contract and was a significant increase over first quarter 2004, which used cash of $5.8 million.

Net cash flows from investing activities

Cash provided from investing activities was $5.8 million for the three months ended March 31, 2005, compared to cash used of $7.2 million for the same period in 2004. Cash provided from investing activities in 2005 was primarily the result of $7 million in proceeds from the sale of Mantech Environmental Technology, Inc offset by $1.1 million in property, plant, and equipment purchases. Investing activities in the first quarter of 2004 included the acquisition of certain assets from Affiliated Computer Services, Inc. for $6.5 million, and purchases of property of $0.4 million.

Net cash flows from financing activities

Cash provided by financing activities was $2.4 million for the three months ended March 31, 2005, compared to cash provided by financing activities of $0.8 million for the three months ended March 31, 2004. The net cash provided in the first quarter of 2005 resulted primarily from the exercise of stock options. For the same period in 2004, $0.5 million was from an increase in the use of our credit facility along with $0.3 million in proceeds from the exercise of stock options.

Credit Agreement

On February 25, 2004, we executed the Amended and Restated Credit and Security Agreement with Citizens Bank of Pennsylvania, KeyBank National Association, Branch Banking and Trust Company of Virginia, Chevy Chase Bank, F.S.B., and Riggs Bank, N.A., in order to increase the capacity available under our prior loan agreement. The agreement initially provides for a $125.0 million revolving credit facility that can be increased to $200.0 million. The maturity date of the agreement is February 25, 2009. Under the agreement, we are required to maintain specified financial covenants relating to asset coverage, fixed charge coverage, and debt coverage. The agreement also places limitations on additional borrowings, mergers, and related-party transactions, payment of dividends, and contains limitations with respect to capital expenditures. Borrowings under the agreement are collateralized by our assets and bear interest at the London Interbank Offered Rate (LIBOR), or the lender’s base rate, plus market-rate spreads that are determined based on a company leverage ratio calculation. To manage our exposure to the fluctuations in these variable interest rates, we executed an interest swap in December 2001. The swap agreement has a notional principal amount of $25.0 million and currently has a fixed LIBOR rate of 6.83%. As of March 31, 2005, we were in compliance with all material covenants under the Credit Agreement.

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

Gain on Disposal of an Operation

On February 11, 2005, ManTech Environmental Technology, Inc. (METI), one of our subsidiaries, was sold to another company, Alion Science and Technology Corporation. METI performs research and development in the fields of environmental and life sciences for the Environmental Protection Agency, the National Cancer Institute, the U.S. Air Force, and other federal government agencies. The financial terms of the arrangement included an all cash payment of $7 million, which resulted in a pre-tax gain of approximately $3.9 million net of selling cost in the first quarter of 2005. After the sale, we continue to provide professional services in the environmental area for various federal government agencies.

Discontinued Operations

In February 2005, we reached the final corporate determination that we would exit the personnel security investigation (PSI) services business and discontinue operations at our ManTech MSM Security Services, Inc. subsidiary (MSM). We reached the determination to sell our MSM subsidiary after we concluded that the MSM business no longer furthered our long-term strategic objectives. Currently, we intend to sell MSM as a going-concern, and are in the process of identifying potential buyers. We expect to complete the sale or other disposition of the MSM operations by the end of 2005. We do not expect to sell MSM at a loss; therefore, no loss accrual is deemed necessary.

Critical Accounting Estimates and Policies

Critical accounting policies are defined as those that are reflective of significant judgments and uncertainties, and potentially result in materially different results under different assumptions and conditions. Application of these policies is particularly important to the portrayal of our financial condition and results of operations. The discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these consolidated financial statements requires management to make estimates and judgments that affect the reported amount of assets, liabilities, revenues and expenses. Actual results may differ from these estimates under different assumptions or conditions. Our significant accounting policies, including the critical policies listed below, are described in the notes to the consolidated financial statements included in this report.

Revenue Recognition and Cost Estimation

We recognize revenue when persuasive evidence of an arrangement exists, services have been rendered, the contract price is fixed or determinable, and the ability to collect is reasonably assured. We have a standard internal process that we use to determine whether all required criteria for revenue recognition have been met.

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

We derive the majority of our revenues from cost-plus-fixed-fee, cost-plus-award-fee, firm-fixed-price, or time-and-materials contracts. Revenues for cost-reimbursement contracts are recorded as reimbursable costs are incurred, including a pro-rata share of the contractual fees. For time-and-material contracts, revenue is recognized to the extent of billable rates times hours delivered plus material and other reimbursable costs incurred. For long-term fixed-price production contracts, revenue is recognized at a rate per unit as the units are delivered, or by other methods to measure services provided. Revenue from other long-term fixed-price contracts is recognized ratably over the contract period or by other appropriate methods to measure services provided. Contract costs are expensed as incurred except for certain limited long-term contracts noted below. For long-term contracts which are specifically described in the scope section of American Institute of Certified Public Accountants (“AICPA”) Statement of Position (“SOP”) No. 81-1, “Accounting for Performance of Construction Type and Certain Production-Type Contracts,” or other appropriate accounting literature we apply the percentage of completion method. Under the percentage of completion method, income is recognized at a consistent profit margin over the period of performance based on estimated profit margins at completion of the contract. This method of accounting requires estimating the total revenues and total contract cost at completion of the contract. During the performance of long-term contracts, these estimates are periodically reviewed and revisions are made as required. The impact on revenue and contract profit as a result of these revisions is included in the periods in which the revisions are made. This method can result in the deferral of costs or the deferral of profit on these contracts. Because we assume the risk of performing a fixed-price contract at a set price, the failure to accurately estimate ultimate costs or to control costs during performance of the work could result, and in some instances has resulted, in reduced profits or losses for such contracts. Estimated losses on contracts at completion are recognized when identified. In certain circumstances, revenues are recognized when contract amendments have not been finalized.

Goodwill

Goodwill represents the excess of cost over the fair value of net tangible and identifiable intangible assets of acquired companies. Effective January 1, 2002, we adopted Statement of Financial Accounting Standard (SFAS) No. 142, and no longer amortize goodwill; rather, we review goodwill at least annually for impairment. We have elected to perform this review annually during second quarter of each calendar year and no adjustments were necessary. For acquisitions completed prior to the adoption of SFAS No. 141 and SFAS No. 142 on January 1, 2002, goodwill was amortized on a straight-line basis over periods ranging from two to twenty years.

Other Matters

Our significant accounting policies, including the critical policies listed above, are described in the notes to the consolidated financial statements for the year ended December 31, 2004, included in our Annual Report on Form 10-K filed with the SEC on March 16, 2005.

Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123(R)—Share-Based Payment, which replaces SFAS No. 123—Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25—Accounting for Stock Issued to Employees. SFAS No.123(R) requires compensation costs related to share-based payment transactions to be recognized in the financial statements. With limited exceptions, the amount of compensation cost is measured based on the grant-date fair value of the equity or liability instruments issued. SFAS No. 123(R) requires liability awards to be re-measured each reporting period and compensation costs to be recognized over the period that an employee provides service in exchange for the award. SFAS No. 123(R) is effective as of the beginning of the first fiscal year that begins after June 15, 2005. We plan to adopt the provisions of SFAS No. 123(R) prospectively during the first quarter of 2006.

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

Although forward-looking statements in this Interim Report reflect the good faith judgment of management, such statements can only be based on facts and factors currently known by us. Consequently, forward-looking statements are inherently subject to risks and uncertainties, and actual results and outcomes may differ materially from the results and outcomes discussed in or anticipated by the forward-looking statements. We believe that it is important to communicate our future expectations to our investors. However, there may be events in the future that we are not able to predict accurately or control. Factors that could cause actual results to differ materially from anticipated results include, but are not limited to, the following:

•	adverse changes in U.S. government spending priorities;

•	failure to retain existing U.S. government contracts or win new contracts;

•	failure to obtain option awards, task orders or funding under contracts;

•	risk of contract performance or termination;

•	failure to successfully integrate recently acquired companies or businesses into our operations or to realize any accretive or synergistic effects from such acquisitions;

•	adverse results of U.S. government audits of our government contracts;

•	uncertainties specifically related to discontinued operations;

•	risks associated with complex U.S. government procurement laws and regulations;

•	failure to identify, execute or effectively integrate future acquisitions; and

•	additional costs associated with complying with new laws and regulations relating to corporate governance issues.

We urge you not to place undue reliance on these forward-looking statements, which speak only as of the date of this Quarterly Report. These and other risk factors are more fully described and discussed in our Annual Report on Form 10-K, filed with the SEC on March 16, 2005, and from time to time, in our other filings with the SEC. We undertake no obligation to revise or update any forward-looking statements in order to reflect any event or circumstance that may arise after the date of this Quarterly Report. We also suggest that you carefully review and consider the various disclosures made in this Quarterly Report that attempt to advise interested parties of the risks and factors that may affect our business, financial condition, results of operations and prospects.

Item 3. Quantitative and Qualitative Disclosure about Market Risk

Our exposure to market risk relates to changes in interest rates for borrowings under our senior term loan and revolving credit facility. These borrowings bear interest at variable rates. As of March 31, 2005, we had $25.0 million in borrowings outstanding under our revolving credit facility. A hypothetical 10% increase in interest rates would have increased our interest expense for the three months ended March 31, 2005 by less than $.1 million.

In December 2001, we entered into an interest swap agreement in order to reduce our exposure associated with the market volatility of fixed London Inter-Bank Offer Rate (LIBOR) interest rates. This agreement has a notional principal amount of $25.0 million and, as of March 31, 2005, had a rate of 2.8%. This agreement is a hedge against revolving debt of $25.0 million, which bears interest at monthly floating LIBOR plus 1.00%. At stated monthly intervals the difference between the interest on the floating LIBOR-based debt and the interest calculated in the swap agreement are settled in cash. The value of the swap at March 31, 2005 was a negative $0.6 million.

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

Item 4. Controls and Procedures

As of March 31, 2005, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), management evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 of the Exchange Act. Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective, as of March 31, 2005, such that the information relating to us that is required to be disclosed in our reports filed with the SEC (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

There were no significant changes in our internal control over financial reporting during the three months ended March 31, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Although we cannot predict the outcome of these and other legal proceedings, investigations, claims and disputes, based on the information now available to us, we do not believe the ultimate resolution of these matters, either individually or in the aggregate, will have a material adverse effect on our business, prospects, financial condition or operating results.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits required by Item 601 of Regulation S-K:

Exhibit No.	Description
10.1	ManTech International Corporation 2005 Incentive Compensation Plan (incorporated herein by reference from registrant’s Current Report on Form 8-K filed with the SEC on March 21, 2005).

10.2	Form of Term Sheet for ManTech International Corporation 2005 Incentive Compensation Plan (incorporated herein by reference from registrant’s Current Report on Form 8-K filed with the SEC on March 21, 2005).

31.1 *	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2 *	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32 *	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended.

*	Filed herewith

(b) Reports on Form 8-K

Report Date	Item Number	Description
March 15, 2005	Item 1.01	On March 21, 2005, ManTech filed a current report on Form 8-K to disclose the following actions taken by the Compensation Committee of the Board of Directors relating to executive compensation: (i) the approval of 2005 base salary increases for the Company’s named executive officers, (ii) the adoption of the Company’s 2005 Incentive Compensation Plan, and (iii) the approval of term sheets for the 2005 Incentive Compensation Plan for the Company’s named executive officers.

March 8, 2005	Item 1.01	On March 10, 2005, ManTech filed a current report on Form 8-K to disclose the determination by the Compensation Committee of the Board of Directors of 2004 bonus amounts for the Company’s executive officers.

February 24, 2005	Item 2.02 Item 2.05 Item 7.01	On February 24, 2005, ManTech filed a current report on Form 8-K relating to its issuance of a press release announcing financial results for fourth quarter and fiscal year ended December 31, 2004, providing guidance for 2005, and announcing its determination to discontinue operations at its ManTech MSM Security Services, Inc. subsidiary.

February 11, 2005	Item 8.01	On February 14, 2005, ManTech filed a current report on Form 8-K relating to its issuance of a press release announcing that it had sold its ManTech Environmental Technology, Inc. business unit to Alion Science and Technology Corporation.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MANTECH INTERNATIONAL CORPORATION

Date: May 09, 2005	By:	/s/ GEORGE J. PEDERSEN
	Name:	George J. Pedersen
	Title:	Chairman of the Board of Directors and Chief Executive Officer

Date: May 09, 2005	By:	/s/ RONALD R. SPOEHEL
	Name:	Ronald R. Spoehel
	Title:	Executive Vice President, Chief Financial Officer and Director