Form 10-Q
period 2005-06-30
MANTECH INTERNATIONAL CORP
filed 2005-08-05
CIK 892537

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

or

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

As of July 28, 2005, there were issued and outstanding 17,841,721 shares of our Class A Common Stock and 15,065,293 shares of our Class B Common Stock.

MANTECH INTERNATIONAL CORPORATION

FORM 10-Q

FOR THE QUARTER ENDED June 30, 2005

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

MANTECH INTERNATIONAL CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in Thousands)

	(unaudited)
	June 30, 2005	December 31, 2004
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$7,489	$22,946
Receivables—net	217,998	196,086
Prepaid expenses and other	11,502	9,413
Assets held for sale	7,379	24,726

Total current assets	244,368	253,171

Property and equipment—net	10,961	8,505
Goodwill	226,026	153,374
Other intangibles—net	37,220	23,997
Investments	3,047	6,011
Employee supplemental savings plan assets	11,016	12,208
Other assets	10,845	10,316

TOTAL ASSETS	$543,483	$467,582

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of debt	$78,181	$25,080
Accounts payable and accrued expenses	53,755	52,668
Accrued salaries and related expenses	28,745	35,004
Deferred income taxes—current	3,593	5,937
Billings in excess of revenue earned	6,589	5,252
Liabilities held for sale	1,980	3,031

Total current liabilities	172,843	126,972

Debt—net of current portion	63	104
Accrued retirement	12,173	13,435
Other long-term liabilities	2,798	5,711
Deferred income taxes	4,739	781
Minority interest	62	56

TOTAL LIABILITIES	192,678	147,059

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Common stock, Class A—$0.01 par value; 150,000,000 shares authorized; 17,817,123 and 17,418,950 shares issued and outstanding at June 30, 2005 and December 31, 2004, respectively.	178	174
Common stock, Class B—$0.01 par value; 50,000,000 shares authorized; 15,065,293 and 15,065,293 shares issued and outstanding at June 30, 2005 and December 31, 2004, respectively.	151	151
Additional paid in capital	227,823	219,664
Retained earnings	122,779	100,710
Accumulated other comprehensive income (loss)	255	205
Unearned ESOP Shares	(381)	(381)
Deferred compensation	640	640
Shares held in grantor trust	(640)	(640)

TOTAL STOCKHOLDERS’ EQUITY	350,805	320,523

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$543,483	$467,582

See notes to condensed consolidated financial statements.

MANTECH INTERNATIONAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Dollars in Thousands Except Per Share Amounts)

	(unaudited) Three months ended June 30,		(unaudited) Six months ended June 30,
	2005	2004	2005	2004
REVENUES	$239,408	$205,123	$456,869	$394,751
COST OF SERVICES	196,662	168,924	375,870	322,487

GROSS PROFIT	42,746	36,199	80,999	72,264

COSTS AND EXPENSES:
General and administrative	20,876	18,752	40,183	35,630
Depreciation and amortization	1,700	1,370	3,139	2,611

Total costs and expenses	22,576	20,122	43,322	38,241

INCOME FROM CONTINUING OPERATIONS	20,170	16,077	37,677	34,023
Interest (expense), net	(555)	(480)	(836)	(926)
Equity in earnings of affiliates	112	163	278	278
Gain (Loss) on disposal of an operation	(181)	—	3,698	—
Other income (expense), net	(286)	(20)	(176)	166

INCOME BEFORE PROVISION FOR INCOME TAXES AND MINORITY INTEREST	19,260	15,740	40,641	33,541
Provision for income taxes	(7,702)	(6,450)	(16,252)	(13,692)
Minority interest	(4)	(2)	(6)	(3)

NET INCOME FROM CONTINUING OPERATIONS	11,554	9,288	24,383	19,846
Loss from discontinued operations—net of taxes	(1,410)	(14,478)	(2,314)	(13,696)

NET INCOME (LOSS)	$10,144	$(5,190)	$22,069	$6,150

BASIC EARNINGS (LOSS) PER SHARE:
Net Income from continuing operations	$0.35	$0.29	$0.75	$0.62
Loss from discontinued operations—net of taxes	(0.04)	(0.45)	(0.07)	(0.43)

Basic earnings per share	$0.31	$(0.16)	$0.68	$0.19

Weighted average common shares outstanding	32,773,678	32,289,318	32,650,519	32,209,633

DILUTED EARNINGS (LOSS) PER SHARE:
Net Income from continuing operations	$0.35	$0.29	$0.74	$0.61
Loss from discontinued operations—net of taxes	(0.05)	(0.45)	(0.07)	(0.42)

Diluted earnings per share	$0.30	$(0.16)	$0.67	$0.19

Weighted average common shares outstanding	33,281,196	32,289,318	33,072,736	32,411,365

See notes to condensed consolidated financial statements.

MANTECH INTERNATIONAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in Thousands)

	(unaudited) Three months ended June 30,		(unaudited) Six months ended June 30,
	2005	2004	2005	2004
NET INCOME (LOSS)	$10,144	$(5,190)	$22,069	$6,150
OTHER COMPREHENSIVE INCOME (LOSS):
Cash flow hedge	137	453	336	557
Translation adjustments	(193)	38	(286)	105

Total other comprehensive income (loss)	(56)	491	50	662

COMPREHENSIVE INCOME (LOSS)	$10,088	$(4,699)	$22,119	$6,812

See notes to condensed consolidated financial statements.

MANTECH INTERNATIONAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in Thousands)

	(unaudited) Six months ended June 30,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$22,069	$6,150
Adjustments to reconcile net income to net cash used in operating activities:
Equity in earnings of affiliates	(278)	(278)
Increase (Decrease) in current and deferred income taxes	1,614	(4,401)
Depreciation and amortization	3,908	3,625
Gain on disposal of an operation	(3,698)	—
Loss from discontinued operations	2,314	13,696
Changes in assets and liabilities-net of effects from acquired, disposed, and discontinued businesses:
Contract receivables	(5,838)	(10,209)
Prepaid expenses and other	(1,722)	5,686
Accounts payable and accrued expenses	2,107	2,649
Accrued salaries and related expenses	(9,229)	(4,767)
Billings in excess of revenue earned	1,370	2,209
Accrued retirement	(1,262)	1,279
Other	2,099	(1,347)

Net cash flow from continuing operations	13,454	14,292

Net cash flows from discontinued operations	13,982	(14,614)

Net cash flows from operating activities	27,436	(322)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(3,315)	(1,817)
Investment in capitalized software for internal use	(3)	(390)
Proceeds from sales of property and equipment	—	1
Investment in capitalized software products	—	(110)
Acquisition of businesses, net of cash acquired	(106,452)	(10,969)
Proceeds from disposal of an operation	7,000	—

Net cash flows from investing activities	(102,770)	(13,285)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	6,817	3,245
Repayment of debt	(41)	—
Net increase in borrowings under lines of credit	53,101	7,805

Net cash flows from financing activities	59,877	11,050

NET DECREASE IN CASH AND CASH EQUIVALENTS	(15,457)	(2,557)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	22,946	9,166

CASH AND CASH EQUIVALENTS, END OF PERIOD	$7,489	$6,609

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for income taxes	$19,378	$9,888

Cash paid for interest	$1,110	$1,261

Non-cash financing activities:
ESOP contributions	$—	$729

See notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2005

(Dollars in thousands, except per share amounts or where otherwise noted)

UNAUDITED

1. Introduction and Overview

ManTech International Corporation (depending on the circumstances, “ManTech” “we” “our” “ours” or “us”) is a leading provider of innovative technologies and solutions for mission-critical national security programs for the Intelligence Community and the Departments of Defense, State, Homeland Security, Justice and other federal government agencies. Our expertise includes systems engineering, systems integration, software development, enterprise security architecture, information assurance, intelligence operations support, network and critical infrastructure protection, information technology, communications integration and engineering support. With approximately 6,000 highly qualified employees, we operate in the United States and 40 countries worldwide.

2. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and note disclosures normally included in the annual financial statements, prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted pursuant to those rules and regulations. We recommend that you read these unaudited condensed consolidated financial statements in conjunction with the financial statements and related notes included in our annual report on Form 10-K for the fiscal year ended December 31, 2004, previously filed with the SEC. We believe that the unaudited condensed consolidated financial statements in this Form 10-Q reflect all adjustments that are necessary to fairly present the financial position, results of operations and cash flows for the interim periods. We have revised the December 31, 2004 Condensed Consolidated Balance Sheet and related notes, as well as the June 30, 2004 Condensed Consolidated Statement of Income and Condensed Consolidated Statement of Cash Flow, to reflect the reclassification of MSM Security Services, Inc. (MSM) to discontinued operations. The results of operations for such interim periods are not necessarily indicative of the results for the full year.

Stock-Based Compensation—As permitted under Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation, we account for our stock-based compensation plan using the intrinsic value method under the recognition and measurement principles of Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. For the quarter ended June 30, 2005 and 2004, we recognized pre-tax compensation expense of approximately $6 and $28, respectively. No compensation cost was recognized for issuances under the plan in the quarter ended June 30, 2005, and the exercise price of all other options granted pursuant to the plan was not less than 100% of the fair market value of the shares on the date of grant. In accordance with the provisions of SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure, the following table illustrates the effect on net income and earnings per share if we had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation.

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Net income (loss), as reported	$10,144	$(5,190)	$22,069	$6,150
Add: stock-based compensation, included in net income as reported, net of related tax effects	4	17	9	17
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(813)	(822)	(1,516)	(944)

Pro forma net income (loss)	$9,335	$(5,995)	$20,562	$5,223

Earnings per share:
Basic — as reported	$0.31	$(0.16)	$0.68	$0.19
Basic — pro forma	$0.28	$(0.19)	$0.63	$0.16
Diluted — as reported	$0.30	$(0.16)	$0.67	$0.19
Diluted — pro forma	$0.28	$(0.19)	$0.62	$0.16

We typically issue 10-year options that vest annually over a three-year period from the date of grant. For disclosure purposes, the fair value of each option is estimated on the date of grant using the Black-Scholes option-pricing model. The following weighted-

average assumptions were used for option grants during the three months ended June 30, 2005 and 2004, respectively: dividend yield of zero percent; expected volatility of 44.8% and 33.4%; expected average lives of three years; and average risk-free interest rates of 3.65% and 2.9%.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Basic weighted average common shares outstanding	32,773,678	32,289,318	32,650,519	32,209,633
Effect of potential exercise of stock options	507,518	—	422,217	201,732

Diluted weighted average common shares outstanding	33,281,196	32,289,318	33,072,736	32,411,365

For the three months ending June 30, 2005, options, weighted for the portion of the period for which they were outstanding, to purchase 30,791 shares were outstanding but not included in the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of the common shares and, therefore, the effect would be antidilutive. For the three months ending June 30, 2004, options, for the portion of the period for which they were outstanding, to purchase 227,447 shares of common stock were outstanding but not included in the computation of diluted earnings per share due to the loss reported in that period. For the six months ending June 30, 2005 and June 30, 2004, shares issued from the exercise of stock options were 404,506 and 198,085, respectfully.

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

In February 2005, we classified our ManTech MSM Security Services, Inc. (MSM) subsidiary as discontinued (refer to Note 11: Discontinued Operations). As required under SFAS No. 144 - Accounting for the Impairment or Disposal of Long-Lived Assets, we have reclassified assets of MSM as Assets Held for Sale for all periods presented. Goodwill and other intangibles, net of accumulated amortization for MSM totaled $3.5 million as of June 30, 2005 and $3.3 million as of December 31, 2004. On February 11, 2005, we sold our Mantech Environmental Technology, Inc (METI) subsidiary (refer to Note 12: Gain on Disposal of an Operation). For the period ending December 31, 2004, we had $1.4 million in Goodwill associated with METI. On May 31, 2005, we completed the acquisition of 100 percent of outstanding shares of Gray Hawk Systems, Inc. (refer to Note 9: Acquisitions). For the period ending June 30, 2005, goodwill and other intangibles, net of accumulated amortization for Gray Hawk Systems, Inc. totaled $89.1 million.

The components of goodwill and other intangibles are as follows:

	June 30, 2005	December 31, 2004
Goodwill	$236,133	$163,481
Other intangibles	56,796	41,219

Less: Accumulated amortization	(29,683)	(27,329)

	$263,246	$177,371

	June 30, 2005
	Amount	Accumulated Amortization	Net Amount
Amortizable intangible assets:
Contract rights	$37,357	$8,294	$29,063
Capitalized software cost for sale	12,072	7,771	4,301
Capitalized software cost for internal use	7,367	3,511	3,856

	$56,796	$19,576	$37,220

Aggregated amortization expense for the six months ended June 30, 2005 and 2004 was $2,414 and $2,597, respectively. We estimate that we will have the following amortization expense for the future periods indicated below:

For the remaining six months ending December 31, 2005	$3,562
For the years ending:
December 31, 2006	6,403
December 31, 2007	4,756
December 31, 2008	3,338
December 31, 2009	2,645
December 31, 2010	2,425

5. Business Segment and Geographic Area Information

We operate as one segment, delivering a broad array of information technology and technical services solutions under contracts with the U.S. government, state and local governments, and commercial customers. Our federal government customers typically exercise independent contracting authority, and even offices or divisions within an agency or department may directly, or through a prime contractor, use our services as a separate customer so long as that customer has independent decision-making and contracting authority within its organization. Our customer, the U.S. Army Communications-Electronic Command Headquarters (CECOM-HQ) accounted for 18.3% and 13.9% of our revenues for the six months ended June 30, 2005 and 2004, respectively. At June 30, 2005 and December 31, 2004, one customer, CECOM-HQ, accounted for 13.7% and 9.6% of our accounts receivable, respectively. In addition, there were no sales to any customers within a single country (except for the United States) where the sales accounted for 10% or more of total revenue. We treat sales to U.S. government customers as sales within the United States regardless of where the services are performed. Substantially all assets of continuing operations were held in the United States for the period ended June 30, 2005 and 2004. Revenues by geographic customer and the related percentages of total revenues for the period ended June 30, 2005 and 2004 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
United States	$238,393	$204,463	$454,890	$393,635
International	1,015	660	1,979	1,116

	$239,408	$205,123	$456,869	$394,751

United States	99.6%	99.7%	99.6%	99.7%
International	0.4%	0.3%	0.4%	0.3%

	100.0%	100.0%	100.0%	100.0%

In February 2005, we reached a final corporate determination that we would exit the personnel security investigation (PSI) services business and discontinue operations at the MSM subsidiary. Please refer to Note 11: Discontinued Operations for more details related to this determination.

6. Revenues and Receivables

We deliver a broad array of information technology and technical services solutions under contracts with the U.S. government, state and local governments, and commercial customers. Revenues from the U.S. government under prime contracts and subcontracts were approximately 98.1% and 98.4% of our total revenue for the periods ended June 30, 2005 and 2004, respectively. The components of contract receivables are as follows:

	June 30, 2005	December 31, 2004
Billed receivables	$169,707	$161,457
Unbilled receivables:
Amounts currently billable	32,089	17,190
Revenues recorded in excess of milestone billings on fixed price contracts	4,751	5,645
Indirect costs incurred in excess of provisional billing rates	2,027	4,983
Retainages	5,643	4,440
Revenues recorded in excess of estimated contract value or funding	8,225	6,278
Allowance for doubtful accounts	(4,444)	(3,907)

	$217,998	$196,086

Amounts currently billable consist principally of amounts to be billed within the next month. Revenues recorded in excess of milestone billings on fixed-price contracts consist of amounts not expected to be billed within the next month. Indirect costs incurred in excess of provisional billing rates on U.S. government contracts are generally billable at actual rates less a reduction of 0.5% of the actual general and administrative rate base before a Defense Contract Audit Agency (DCAA) audit is completed. The balance remaining, as well as any retainage, is billable upon completion of the DCAA audit. Revenues recorded in excess of estimated contract value or funding are billable upon receipt of contractual amendments or other modifications. At June 30, 2005, the amount of receivables that we expect to collect after one year is $7.0 million.

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

9. Acquisitions

Gray Hawk Systems, Inc. - On May 31, 2005, we completed the acquisition of 100 percent of outstanding shares of Gray Hawk Systems, Inc. (“Gray Hawk”). Gray Hawk provides a broad range of intelligence-related services to the homeland security, law enforcement, Intelligence Community and the Department of Defense markets. The acquisition was consummated pursuant to an Agreement and Plan of Merger, dated May 3, 2005, which provided for the merger of a wholly owned subsidiary of ManTech with and into Gray Hawk, with Gray Hawk surviving the merger and becoming a wholly owned subsidiary of ManTech (“ManTech Gray Hawk”).

We believe the Gray Hawk acquisition further solidifies our position as a leading player in the high-end Intelligence market. It greatly expands our presence in homeland security related missions and compliments our high-end offerings for the Intelligence Community and Department of Defense. Gray Hawk’s capabilities round-out ManTech’s skills in the end-to-end, Intelligence information processing cycle, and give ManTech access to new markets in national defense agencies, which we believe will become increasingly important as the Intelligence Reform Act of 2004 continues to unfold.

The purchase price for the Merger was $101.5 million in cash, which includes $1.5 million related to an initial estimated closing balance sheet adjustment. The purchase price included the full payment of Gray Hawk outstanding debt, repurchase of employee stock options by Gray Hawk, transaction costs and other related transaction expenses. Pursuant to the Merger Agreement, and as security for the Gray Hawk shareholders’ indemnification obligations, an escrow in an amount equal to 10% of the adjusted purchase price has been established for a period of one year following the closing of the Merger, which is to be used to satisfy certain indemnification obligations of the shareholders of Gray Hawk. Assuming we continue to produce adequate levels of taxable income, the full amount of goodwill, $73.7 million, will be deducted for tax purposes over 15 years.

Preliminary Purchase Price Allocation

The acquisition has been accounted for as a business combination. Under business combination accounting, the total preliminary purchase price was allocated to Gray Hawk’s net tangible and identifiable intangible assets based on their estimated fair values as of May 31, 2005 as set forth below. The excess of the purchase price over the net tangible and identifiable intangible assets was recorded as goodwill. The preliminary allocation of the purchase price was based upon preliminary May 31, 2005 closing balance sheet and a preliminary valuation and our estimates and assumptions are subject to change upon the receipt and management’s review of the final valuation. The primary areas of the purchase price allocation which are not yet finalized relate to audit of Gray Hawk System’s closing balance sheet, Gray Hawk shareholders’ indemnification obligations, income and non-income based taxes, and residual goodwill.

Cash	$646
Accounts receivable	18,320
Prepaid expenses and other current assets	424
Fixed Assets	799
Other Assets	246
Intangible Assets	15,650
Goodwill	73,668
Accounts Payable	(4,302)
Payroll Liabilities	(3,660)
Other Liabilities	(291)

Total Preliminary Purchase Price	$101,500

Intangible Assets

In performing our preliminary purchase price allocation, we considered, among other factors, our intention for future use of acquired assets, analyses of historical financial performance and estimates of future performance of Gray Hawk’s contracts. Our fair value of intangible assets was based, in part, on a preliminary valuation completed by independent appraisers using an income approach and estimates and assumptions provided by management. The following table sets forth the components of intangible assets associated with the acquisition at May 31, 2005:

	Preliminary Fair Value	Estimated Useful Life
Backlog	$5,450	6 years
Customer Relationships	$7,200	20 years
Intellectual Property	$3,000	7 years

Total	$15,650

Customer contracts and related relationships represent the underlying relationships and agreements with Gray Hawk’s existing customers. Intangible assets are being amortized using the straight-line method. However, upon completion of our valuation process, we may conclude that intangible assets should be amortized using an accelerated method.

Pre-Acquisition Contingencies

We have currently not identified any material pre-acquisition contingencies where a liability is probable and the amount of the liability can be reasonably estimated. If information becomes available to us prior to the end of the purchase price allocation period, which would indicate that it is probable that such events had occurred and the amounts can be reasonably estimated, such items will be included in the purchase price allocation.

Pro Forma Financial Information

The unaudited financial information in the table below summarizes the combined results of operations of ManTech and Gray Hawk, on a pro forma basis, as though the companies had been combined as of the beginning of each of the periods presented. The pro forma financial information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the Acquisition and borrowings under our Credit Agreement (see Note 10) had taken place at the beginning of each of the periods presented. The pro forma financial information for the three and six months ended June 30, 2005 excludes third party expenses of $0.5 million, severance and bonus of $2.2 million, and a stock option repurchase of

$7.4 million recorded by Gray Hawk in their historical statements of operations related to our Agreement and Plan of Merger dated May 3, 2005. The pro forma financial information for all periods presented also includes the business combination accounting effect on historical ManTech for amortization charges from acquired intangible assets, interest expense at our current level of debt, and the related tax effects.

The unaudited pro forma financial information for the three and six months ended June 30, 2005, and 2004 combines the historical results for ManTech and Gray Hawk for those periods.

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Revenue	$252,291	$223,535	$487,824	$430,578
Net Income from continuing operations	$11,660	$9,352	$24,349	$20,050
Net Income (Loss)	$10,250	$(5,126)	$22,035	$6,354
Diluted earnings per share from continuing operations	$0.31	$(0.16)	$0.67	$0.20

Acquisition of Certain Assets from Affiliated Computer Services, Inc. (ACS) — On February 8, 2004, ManTech acquired certain operations from ACS, a provider of systems engineering, network administration, program management, and communications systems support to Department of Defense customers for $6.5 million. The assets acquired from ACS include contracts for providing support to the U.S. Air Force Electronic Systems Center’s Information Technology Services Program. Services provided through these contracts include information technology services, such as program management, systems engineering, network engineering and administration, test and evaluation, and data management.

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

10. Debt

On February 25, 2004, we executed the Amended and Restated Credit and Security Agreement with Citizens Bank of Pennsylvania, KeyBank National Association, Branch Banking and Trust Company of Virginia, Chevy Chase Bank, F.S.B., and Riggs Bank, N.A. in order to increase the capacity available under our prior loan agreement. The agreement initially provides for a $125 million revolving credit facility that can be increased to $200 million. The maturity date of the agreement is February 25, 2009. Under the agreement, we are required to maintain specified financial covenants relating to asset coverage, fixed charge coverage, and debt coverage. The agreement also places limitations on additional borrowings, mergers, and related-party transactions, payment of dividends, and contains limitations with respect to capital expenditures. Borrowings under agreement are collateralized by our assets and bear interest at the London Inter-Bank Offer Rate (LIBOR), or the lender’s base rate, plus market-rate spreads that are determined based on a company leverage ratio calculation. As of June 30, 2005, we were in compliance with all covenants under the Credit Agreement.

We had $78.1 million and $25.0 million outstanding on our revolving credit facility at June 30, 2005 and December 31, 2004, respectively. The maximum available borrowing under the Agreement’s revolving credit facility at June 30, 2005 was $42.9 million. As of June 30, 2005, we were contingently liable under letters of credit totaling $4.0 million, which reduces our availability to borrow under the revolving portion of the agreement.

11. Discontinued Operations

The Condensed Consolidated Financial Statements and related footnote disclosures reflect the ManTech MSM Security Services, Inc. (MSM) subsidiary as discontinued operations, net of applicable income taxes, for all periods presented in accordance with Statement of Financial Accounting Standards No. 144 – Accounting for the Impairment or Disposal of Long-Lived Assets.

In February 2005, we reached the final corporate determination that we would exit the personnel security investigation (PSI) services business and discontinue operations at our MSM subsidiary. We reached the determination to sell our MSM subsidiary after we concluded that the MSM business no longer furthered our long-term strategic objectives. Currently, we intend to sell MSM as a going-concern, and are in the process of identifying potential buyers. We expect to complete the sale or other disposition of the MSM operations by the end of 2005. We do not expect to sell MSM at a loss; therefore, no loss accrual was recorded at June 30, 2005.

The following discloses the results of the discontinued operations of MSM for the three and six months ended June 30, 2005 and 2004:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Revenue	$1,577	$(6,541)	$3,604	$6,600
Loss before taxes	$(2,350)	$(24,427)	$(3,857)	$(23,108)
Net Loss	$(1,410)	$(14,478)	$(2,314)	$(13,696)

The negative revenue displayed for the three months ending June 30, 2004 was the result of a change in estimate recorded in the second quarter 2004 for the Defense Security Services contract.

The following is a summary of the assets and liabilities of the held for sale operations related to MSM at June 30, 2005 and December 31, 2004:

	June 30, 2005	December 31, 2004
Receivables, net	$2,301	$19,671
Prepaid expenses and other	66	111
Goodwill and other intangibles	3,484	3,283
Property and Equipment	805	855

Total Assets	$6,656	$23,920

Accounts payable and accrued expenses	$671	$927
Accrued salaries and related expenses	661	1080
Deferred income taxes	(1,087)	225
Billing in excess	1,380	292
Other	50	82

Total Liabilities	$1,675	$2,606

12. Gain on Disposal of an Operation

On February 11, 2005, we sold our METI subsidiary to another company, Alion Science and Technology Corporation. METI performs professional services including research and development in the fields of environmental and life sciences for the Environmental Protection Agency, the National Cancer Institute, the U.S. Air Force, and other federal government agencies. The financial terms of the arrangement included an all cash payment of $7 million, which resulted in a pre-tax gain of approximately $3.7 million net of selling costs in the first quarter of 2005. After the sale, we continue to provide professional services in the environmental area for various federal government agencies.

The following discloses the results of the disposal of METI for the three and six months ended June 30, 2005 and 2004 (METI’s results for 2005 are through February 11th):

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Revenue	$0	$3,352	$1,379	$6,517
Income before taxes	$0	$87	$56	$236
Net Income	$0	$52	$35	$140

Total assets and liabilities were $3.9 million and $1.0 million, respectively, for METI at December 31, 2004.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction and Overview

We are a leading provider of innovative technologies and solutions for mission-critical national security programs for the Intelligence Community and the Departments of Defense, State, Homeland Security, Justice and other federal government customers. Our expertise includes systems engineering, systems integration, software development, enterprise security architecture, information assurance, intelligence operations support, network and critical infrastructure protection, information technology, communications integration and engineering support. With approximately 6,000 highly-qualified employees, we operate in the United States and 40 countries worldwide.

We derive revenue primarily from contracts with U.S. government agencies that are focused on national security. As a result, funding for our programs and services are generally linked to trends in U.S. government spending in the areas of defense, intelligence and homeland security. Leading up to and following the terrorist events of September 11, 2001, including the wars in Afghanistan and Iraq, the U.S. government substantially increased its overall defense, intelligence and homeland security budgets. Hence, our focus on national security corresponds with our customers’ objective to safeguard the nation. Our business has also benefited from the U.S. government’s increased need for specialized support of ongoing and mission-critical operations, due in part to the growing complexity of technology.

Three Months Ended June 30, 2005 Compared to the Three Months Ended June 30, 2004

We experienced an increase in revenue in the second quarter of 2005, compared to the second quarter of 2004, due to an increase in our defense system support for activities in Iraq, Afghanistan, Europe and the United States and the overall increased spending for national and homeland security, as well as our prior acquisitions.

Revenues

Revenues increased 16.7% to $239.4 million for the three months ended June 30, 2005, compared to $205.1 million for the same period in 2004. This increase is partially attributable to forward deployment support in Iraq and Afghanistan and increased work in the Intelligence Community. Also contributing to the increase was a full quarter of revenues from our acquisitions of certain operations from Affiliated Computer Services, Inc. (ACS) on February 27, 2004 and June 1, 2004, and a partial quarter from Gray Hawk Systems, Inc. (“Gray Hawk”) on May 31, 2005. We anticipate that quarterly revenues will continue at this level, or higher levels, largely because of the United States continuing focus on national security and its efforts in the war on terrorism, and full quarters of revenue from Gray Hawk.

Cost of services

Cost of services increased 16.4% to $196.7 million for the three months ended June 30, 2005, compared to $168.9 million for the same period in 2004. As a percentage of revenues, cost of services decreased 0.2%, to 82.2% for the three months ended June 30, 2005, compared to 82.4% for the same period in 2004. Direct labor costs increased by 13.3% primarily due to the addition of Gray Hawk, a higher direct labor utilization rate, offset by a decrease in benefit costs as a percentage of labor cost. For the three months ended June 30, 2005, other direct costs increased by 20.6% over second quarter 2004, from $69.4 million to $83.7 million. As a percentage of revenues, other direct costs increased from 33.9% for the three months ended June 30, 2004 to 35.0% for the same period in 2005 due to larger purchases of equipment and equipment upgrades and the use of subcontractors in support of contracts.

Gross profit

Gross profit increased 18.1% to $42.8 million for the three months ended June 30, 2005, compared to $36.2 million for the same period in 2004. Gross profit margin was 17.9% for the three months ended June 30, 2005, compared to 17.7% for the same period in 2004. The increase in gross profit margin is due to a reduction in employee benefit costs as a percentage of labor cost partially offset by a less profitable mix of other direct costs including subcontractors and material purchases.

General and administrative

General and administrative expenses increased 11.3% to $20.9 million for the three months ended June 30, 2005, compared to $18.8 million for the same period in 2004. The increased expense primarily relates to an increase in bid and proposal spending as well as an effort to increase our management strength and infrastructure. As a percentage of revenues, general and administrative expenses decreased to 8.7% from 9.1% for the three months ended June 30, 2005 and 2004, respectfully.

Depreciation and amortization

Depreciation and amortization expense increased 24.0% to $1.7 million for the three months ended June 30, 2005, compared to $1.4 million for the same period in 2004. The increase resulted from capital expenditures to support our infrastructural requirements, including additional secure facilities required for our specialized workforce and contract base as well as amortization of acquisition-related intangibles.

Income from continuing operations

Income from continuing operations increased 25.5% to $20.2 million for the three months ended June 30, 2005, compared with $16.1 million for the same period in 2004. This increase was primarily a result of decreased general and administrative spending as a percentage of revenues and lower employee benefit costs as a percentage of both revenue and labor cost, which were partially offset by increased pass-through sales.

Interest Expense, net

Interest expense, net increased 15.7% to $0.6 million for the three months ended June 30, 2005, compared with $0.5 million for the same period in 2004. The increase in interest expense is a result of increased borrowing under lines of credit during the quarter to finance our acquisition of Gray Hawk Systems, Inc. The average levels of indebtedness were approximately $48.6 million and $34.5 million, in the three months ended June 30, 2005 and 2004, respectively.

Gain on Disposal of an Operation

On February 11, 2005, we sold our METI subsidiary to Alion Science and Technology Corporation. The sale generated a pre-tax gain of $3.7 million in 2005. For additional information see “Gain on Disposal of an Operation,” below.

Other Income (Expense)

Other income for the second quarter of 2005 consisted primarily of income from an investment in a joint venture accounted for under the equity method, offset by foreign currency conversion loss for the period. Other income in the second quarter of 2004 consisted of comparable investment income from a joint venture and a reduced foreign currency loss.

Net income (Loss)

Net income increased significantly to $10.1 million for the three months ended June 30, 2005, compared to a loss of ($5.2) million for the same period in 2004. The increase is a result of a reduced loss on discontinued operations of ($1.4) million in 2005 versus a loss of ($14.5) million for the same period in 2004. Discontinued operations for the period ending June 30, 2004 contained a pre-tax adjustment for a change in estimate for revenue earned of $13.2 million plus a pre-tax estimated contract loss of $4.7 million on our Defense Security Services contract. The results from discontinued operations are due to our MSM subsidiary that was categorized as discontinued during the first quarter of 2005, as discussed in “Discontinued Operations” below. Our effective tax rate for the three months ended June 30, 2005 and 2004 was 40.0% and 41.0%, respectively.

Six Months Ended June 30, 2005 Compared to Six Months Ended June 30, 2004

Revenues

Revenues increased 15.7% to $456.9 million for the six months ended June 30, 2005, compared to $394.8 million for the same period in 2004. This increase is partially attributable to forward deployment support in Iraq and Afghanistan and increased work in the Intelligence Community. Revenue increased approximately $28 million from our customer the U.S. Army Communications-Electronic Command Headquarters (CECOM-HQ) which accounted for 18.3% and 13.9% of our revenues for the six months ending June 30, 2005 and June 30, 2004 respectively. Also contributing to the increase was two full quarters of revenues from certain operations we acquired from Affiliated Computer Services, Inc. (ACS) on February 27, 2004 and June 1, 2004. Over $7 million of the increase in revenue is attributable to our acquisition of Gray Hawk on May 31, 2005.

Cost of services

Cost of services increased 16.6% to $375.9 million for the six months ended June 30, 2005, compared to $322.5 million for the same period in 2004. As a percentage of revenues, cost of services increased from 81.7% to 82.3%, or 0.6% of revenue. Direct labor costs increased by 14.8% due to an increase in personnel, primarily related to our acquisitions. For the six months ended June 30, 2005, other direct costs increased by 19.7% over the first six months of 2004, from $128.8 million to $154.2 million. This increase was attributable to an increase in pass-through costs in 2005 over 2004, full first and second quarter results from costs incurred on contracts purchased from ACS as well as the addition of Gray Hawk in the second quarter 2005. As a percentage of revenues, other direct costs increased to 33.7% for the six months ended June 30, 2005 from 32.6% for the same period in 2004.

Gross profit

Gross profit increased 12.1% to $81.0 million for the six months ended June 30, 2005, compared to $72.3 million for the same period in 2004. The increase in Gross Profit can be attributed to the growth of our business through recent acquisitions as well as expansion with our existing contract base. Gross profit margin decreased to 17.7% for the six months ended June 30, 2005, compared to 18.3% for the same period in 2004. The decrease in gross profit margin is due to a less profitable mix of direct labor and other direct costs including subcontractors and material purchases partially offset by a reduction in employee benefit costs as a percentage of revenue.

General and administrative

General and administrative expenses increased 12.8% to $40.2 million for the six months ended June 30, 2005, compared to $35.6 million for the same period in 2004, which is less then the growth of revenue for the same period. The increased expenses reflect additional management personnel and infrastructure, increased bid and proposal efforts, and expenses related to our acquisitions to support the continued growth of our business. As a percentage of revenues, general and administrative expenses decreased to 8.8% for the six months ended June 30, 2005 from 9.0% for the same period in 2004.

Depreciation and amortization

Depreciation and amortization expense increased 20.2% to $3.1 million for the six months ended June 30, 2005, compared to $2.6 million for the same period in 2004. The increase resulted from capital expenditures to support our infrastructural requirements including additional secure facilities required for our specialized workforce and contract base as well as additional amortization from acquisition related intangibles.

Income from continuing operations

Income from continuing operations increased 10.7% to $37.7 million for the six months ended June 30, 2005, compared with $34.0 million for the same period in 2004. Operating margin decreased to 8.3% for the six months ended June 30, 2005 from 8.6% for the same period in 2004. The decrease in margin is primarily due to a less favorable mix of direct labor and subcontractor or pass through sales partially offset by decreased employee benefit costs.

Gain on Disposal of an Operation

On February 11, 2005, we sold our METI subsidiary to Alion Science and Technology Corporation. The sale generated a pre-tax gain of $3.7 million in 2005. For additional information see “Gain on Disposal of an Operation,” below.

Net income

Net income increased 258.9% to $22.1 million for the six months ended June 30, 2005, compared to $6.2 million for the same period in 2004. The increase is a result of a reduced loss on discontinued operations of ($2.3) million in 2005 versus a loss of ($13.7) million for the same period in 2004. Discontinued operations for the period ending June 30, 2004 contained a pre-tax adjustment for a change in estimate for revenue earned of $13.2 million plus a pre-tax estimated contract loss of $4.7 million on our Defense Security Services contract. The results from discontinued operations are due to our MSM subsidiary that was categorized as discontinued during the first quarter of 2005, as discussed in “Discontinued Operations” below. Our effective tax rate for the six months ended June 30, 2005 and June 30, 2004 was 40.0% and 40.8%, respectively.

Backlog

At June 30, 2005 and December 31, 2004, our backlog was $1.7 billion and $1.6 billion, respectively, of which $452 million and $444 million, respectively, was funded backlog. At June 30, 2004, our backlog was $1.5 billion, of which $383 million was funded backlog. Backlog and funded backlog represent estimates that we calculate on a consistent basis. Additional information on how we determine backlog is included in our annual report on form 10-K for the fiscal year ended December 31, 2004, previously filed with the SEC.

Liquidity and Capital Resources

Our primary source of liquidity is cash provided by operations and our $125 million revolving credit facility. At June 30, 2005, we had outstanding loans of $78.1 million under the credit facility. Generally, cash provided by operating activities is adequate to fund our operations. We maintain a $25.0 million outstanding loan balance, related to our interest rate swap agreements, which has a fixed rate of 6.83%. The borrowing above the $25.0 million was used to finance the acquisition of Gray Hawk on May 31, 2005. In the future, we may borrow greater amounts in order to finance acquisitions or to fund major new contract start ups.

Net cash flows from operating activities

Cash provided by operating activities for the six months ended June 30, 2005 was $27.4 million, compared to a $0.3 million use of cash by operating activities for the six months ended June 30, 2004. In the six months ended June 30, 2005, cash provided by operating activities was primarily the result of $22.1 million in net income, an increase in deferred taxes $1.6 million offset by an increase in contract receivables of $5.8 million, and a decrease in accrued salaries of $9.3 million. Net cash inflow of $14.0 million from our discontinued operations was due primarily to collections on our Defense Security Services contract and was a significant increase over the first six months in 2004, which used cash of $14.6 million.

Net cash flows from investing activities

Cash used in investing activities of operations was $102.8 million for the six months ended June 30, 2005, compared to $13.3 million for the same period in 2004. Investing activities in the first six months of 2005 included the acquisition of Gray Hawk for $101.5 million, a $5.6 million payment for an earnout on a prior year’s acquisition, and purchases of property, plant, and equipment of $3.3 million, offset by $7.0 million in proceeds for the sale of METI. Investing activities have primarily consisted of investments in intellectual property, acquisitions of businesses, and purchases of property and equipment. In the future, we expect to continue with selective acquisitions that are consistent with our strategic plan for growth.

Net cash flows from financing activities

Cash provided by financing activities was $59.9 million for the six months ended June 30, 2005, compared to cash provided by financing activities of $11.1 million for the six months ended June 30, 2004. The net cash provided in the first six months of 2005 resulted primarily from an increase in our borrowings of $53.1 million and proceeds from the exercise of stock options of $6.8 million. The cash provided by financing activities was primarily used for our acquisition of Gray Hawk. The net cash provided in the first six months of 2004 resulted primarily from proceeds from the exercise of stock options and an increase in our borrowing to support the acquisition of ACS.

Credit Agreement

On February 25, 2004, we executed the Amended and Restated Credit and Security Agreement with Citizens Bank of Pennsylvania, KeyBank National Association, Branch Banking and Trust Company of Virginia, Chevy Chase Bank, F.S.B., and Riggs Bank, N.A., in order to increase the capacity available under our prior loan agreement. The agreement initially provides for a $125.0 million revolving credit facility that can be increased to $200.0 million. The maturity date of the agreement is February 25, 2009. Under the agreement, we are required to maintain specified financial covenants relating to asset coverage, fixed charge coverage, and debt coverage. The agreement also places limitations on additional borrowings, mergers, and related-party transactions, payment of dividends, and contains limitations with respect to capital expenditures. Borrowings under the agreement are collateralized by our assets and bear interest at the London Interbank Offered Rate (LIBOR), or the lender’s base rate, plus market-rate spreads that are determined based on a company leverage ratio calculation. To manage our exposure to the fluctuations in these variable interest rates, we executed an interest swap in December 2001. The swap agreement has a notional principal amount of $25.0 million and currently has a fixed LIBOR rate of 6.83%. As of June 30, 2005, we were in compliance with all material covenants under the Credit Agreement.

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

Gain on Disposal of an Operation

On February 11, 2005, we sold our METI subsidiary to another company, Alion Science and Technology Corporation. METI performs research and development in the fields of environmental and life sciences for the Environmental Protection Agency, the National Cancer Institute, the U.S. Air Force, and other federal government agencies. The financial terms of the arrangement included an all cash payment of $7 million, which resulted in a pre-tax gain of approximately $3.7 million net of selling cost in 2005. After the sale, we continue to provide professional services in the environmental area for various federal government agencies.

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

Contractual Obligations

The following tables are in thousands.

	Payments Due by Period from June 30, 2005
Contractual Obligations	Total	Less Than 1 Year	1-3 Years	4-5 Years	After 5 Years
Long-term debt obligations (1)	$78,244	$78,181	$63	$—	$—
Operating lease obligations	$88,535	$18,621	$29,689	$19,279	$20,946
Other long-term obligations	$—	$—	$—	$—	$—

Total	$166,779	$96,802	$29,752	$19,279	$20,946

(1)	We expect to utilize our revolving credit facility to meet our debt obligations in future periods. See footnote 10 in the Company’s consolidated financial statements.

	Amount of Commitment Expiration Per Period from June 30, 2005
Other Commercial Commitments	Total Amounts Committed	Less Than 1 Year	1-3 Years	4-5 Years	After 5 Years
Standby Letters of Credit	$3,972	$3,870	$25	$—	$77
Guarantees	$612	$133	$276	$203	$—
Other commercial commitments	$—	$—	$—	$—	$—

Total	$4,584	$4,003	$301	$203	$77

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

Goodwill

Goodwill represents the excess of cost over the fair value of net tangible and identifiable intangible assets of acquired companies. Effective January 1, 2002, we adopted Statement of Financial Accounting Standard (SFAS) No. 142, and no longer amortize goodwill; rather, we review goodwill at least annually for impairment. We have elected to perform this review annually during second quarter of each calendar year and have determined no adjustments are necessary at this time. For acquisitions completed prior to the adoption of SFAS No. 141 and SFAS No. 142 on January 1, 2002, goodwill was amortized on a straight-line basis over periods ranging from two to twenty years.

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

Although forward-looking statements in this Quarterly Report reflect the good faith judgment of management, such statements can only be based on facts and factors currently known by us. Consequently, forward-looking statements are inherently subject to risks and uncertainties, and actual results and outcomes may differ materially from the results and outcomes discussed in or anticipated by the forward-looking statements. We believe that it is important to communicate our future expectations to our investors. However, there may be events in the future that we are not able to predict accurately or control. Factors that could cause actual results to differ materially from the results we anticipate include, but are not limited to, the following:

•	adverse changes in U.S. government spending priorities;

•	adverse results of U.S. government audits of our government contracts;

•	failure to retain existing U.S. government contracts or win new contracts;

•	uncertainties specifically related to discontinued operations;

•	additional risks and costs associated with complying with new laws and regulations relating to corporate governance issues;

•	risk of contract performance or termination;

•	failure to successfully integrate recently acquired companies or businesses into our operations or to realize any accretive or synergistic effects from such acquisitions;

•	failure to obtain option awards, task orders or funding under contracts;

•	risks associated with complex U.S. government procurement laws and regulations; and

•	failure to identify, execute or effectively integrate future acquisitions.

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

Item 3. Quantitative and Qualitative Disclosure about Market Risk

Our exposure to market risk relates to changes in interest rates for borrowings under our senior term loan and revolving credit facility. These borrowings bear interest at variable rates. As of June 30, 2005, we had $78.1 million in borrowings outstanding under our revolving credit facility. A hypothetical 10% increase in interest rates would have increased our interest expense for the three months ended June 30, 2005 by less than $0.2 million.

In December 2001, we entered into an interest swap agreement in order to reduce our exposure associated with the market volatility of fixed London Inter-Bank Offer Rate (LIBOR) interest rates. This agreement has a notional principal amount of $25.0 million and, as of June 30, 2005, had a rate of 3.2%. This agreement is a hedge against revolving debt of $25.0 million, which bears interest at monthly floating LIBOR plus 1.00%. At stated monthly intervals the difference between the interest on the floating LIBOR-based debt and the interest calculated in the swap agreement are settled in cash. The value of the swap at June 30, 2005 was a negative $0.4 million.

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

Item 4. Controls and Procedures

As of June 30, 2005, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), management evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 of the Exchange Act. Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective, as of June 30, 2005, such that the information relating to us that is required to be disclosed in our reports filed with the SEC (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

There were no significant changes in our internal control over financial reporting during the three months ended June 30, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 4. Submission of Matters to a Vote of Security Holders

On June 8, 2005, we held our 2005 annual meeting of stockholders. At the annual meeting, our stockholders elected eight persons to serve as directors until the 2006 annual meeting of stockholders. The following table states the votes cast for, against or withheld with respect to the election of directors, as well as the number of abstentions with respect to the election of directors. There were no broker non-votes or abstentions on this matter.

Director Name	For		Withheld
	Class A	Class B	Class A	Class B
George J. Pedersen	16,197,842	150,652,930	427,771	0
Barry G. Campbell	15,782,050	150,652,930	843,563	0
Walter R. Fatzinger, Jr.	15,779,906	150,652,930	845,707	0
David E. Jeremiah	15,525,670	150,652,930	1,099,943	0
Richard J. Kerr	16,474,772	150,652,930	150,841	0
Stephen W. Porter	8,853,305	150,652,930	7,772,309	0
Ronald R. Spoehel	16,192,645	150,652,930	432,968	0
Paul G. Stern	16,475,268	150,652,930	150,346	0

The stockholders also ratified the appointment of Deloitte & Touche LLP to serve as our independent registered public accounting firm for the fiscal year ending December 31, 2005. The following table states the votes cast for and against the ratification of the appointment of Deloitte & Touche LLP, as well as the number of abstentions with respect to the ratification of the appointment of Deloitte & Touche LLP. There were no broker non-votes on this matter.

For		Against		Abstain
Class A	Class B	Class A	Class B
16,405,976	150,652,930	214,784	0	4,852

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits required by Item 601 of Regulation S-K:

Exhibit No.	Description
2.1	Agreement and Plan of Merger by and among Gray Hawk Systems, Inc., certain shareholders of Gray Hawk Systems, Inc., Project Owl, Inc., the Shareholder Representative and ManTech International Corporation, dated as of May 3, 2005 (incorporated herein by reference from registrant’s Current Report on Form 8-K filed with the SEC on May 4, 2005).

31.1 *	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2 *	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32 *	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended

*	Filed herewith

(b) Reports on Form 8-K

Report Date	Item Number	Description
June 8, 2005	Item 5.02	On June 9, 2005, ManTech filed a current report on Form 8-K to disclose the election of Mr. Richard L. Armitage to the Board of Directors.

May 31, 2005	Item 2.01	On June 1, 2005, ManTech filed a current report on Form 8-K to disclose the completion of the Company’s acquisition of Gray Hawk Systems, Inc.

May 4, 2005	Item 1.01 Item 2.02 Item 7.01	On May 4, 2005, ManTech filed a current report on Form 8-K (i) relating to its issuance of a press release announcing financial results for the quarter ended March 31, 2005 and providing guidance for 2005, and (ii) announcing that the Company had entered into an Agreement and Plan of Merger to acquire Gray Hawk Systems, Inc.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MANTECH INTERNATIONAL CORPORATION

Date: August 5, 2005	By:	/s/ GEORGE J. PEDERSEN
	Name:	George J. Pedersen
	Title:	Chairman of the Board of Directors and Chief Executive Officer

Date: August 5, 2005	By:	/s/ RONALD R. SPOEHEL
	Name:	Ronald R. Spoehel
	Title:	Executive Vice President, Chief Financial Officer and Director