Form 10-Q/A
period 2005-03-31
MANTECH INTERNATIONAL CORP
filed 2005-08-19
CIK 892537

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

Explanatory Note

On May 9, 2005, ManTech International Corporation (the “Company”) filed its Quarterly Report on Form 10-Q for its quarter ended March 31, 2005 (the “Form 10-Q”). The Company is filing this Amendment No. 1 to our Form 10-Q solely to include the additional certification of the Chief Financial Officer to include in paragraph 4 certain statements regarding internal controls over financial reporting that were inadvertently omitted from the certification previously filed.

Rule 12b-15 under the Exchange Act provides that any amendment to a report required to be accompanied by the certifications specified in Rule 13(a)-14(b) or 15d-14(b) must be accompanied by new certifications of the principal executive officer and principal financial officer. These certifications, which are unchanged from the certifications as originally filed with the Form 10-Q, are therefore also included as Exhibit 32.1.

This Amendment No. 1 does not reflect events occurring after the filing of the Form 10-Q, and, other than the filing of the aforementioned certification, does not modify or update the disclosure in the original Form 10-Q in any way.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MANTECH INTERNATIONAL CORPORATION

Date: August 19, 2005	By:	/s/ RONALD R. SPOEHEL
	Name:	Ronald R. Spoehel
	Title:	Executive Vice President, Chief Financial Officer and Director

2