Form 10-Q
period 2005-09-30
MANTECH INTERNATIONAL CORP
filed 2005-11-07
CIK 892537

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

As of November 2, 2005, there were issued and outstanding 18,001,325 shares of our Class A Common Stock and 15,065,293 shares of our Class B Common Stock.

MANTECH INTERNATIONAL CORPORATION

FORM 10-Q

FOR THE QUARTER ENDED September 30, 2005

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

MANTECH INTERNATIONAL CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in Thousands)

	(unaudited)
	September 30, 2005	December 31, 2004
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$13,288	$22,946
Receivables—net	236,011	196,086
Prepaid expenses and other	9,534	9,413
Assets held for sale	8,303	25,546

Total current assets	267,136	253,991

Property and equipment—net	12,049	8,505
Goodwill	226,273	153,374
Other intangibles—net	36,791	23,997
Investments	2,736	6,011
Employee supplemental savings plan assets	11,058	12,208
Other assets	11,007	10,316

TOTAL ASSETS	$567,050	$468,402

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of debt	$75,082	$25,080
Accounts payable and accrued expenses	54,340	52,668
Accrued salaries and related expenses	39,110	35,004
Deferred income taxes—current	—	5,937
Billings in excess of revenue earned	8,925	5,252
Liabilities held for sale	3,040	2,889

Total current liabilities	180,497	126,830

Debt—net of current portion	42	104
Accrued retirement	12,335	13,435
Other long-term liabilities	2,879	5,711
Deferred income taxes	5,684	1,743
Minority interest	65	56

TOTAL LIABILITIES	201,502	147,879

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Common stock, Class A—$0.01 par value; 150,000,000 shares authorized; 17,958,055 and 17,418,950 shares issued and outstanding at September 30, 2005 and December 31, 2004, respectively.	180	174
Common stock, Class B—$0.01 par value; 50,000,000 shares authorized; 15,065,293 and 15,065,293 shares issued and outstanding at September 30, 2005 and December 31, 2004, respectively.	151	151
Additional paid in capital	231,231	219,664
Retained earnings	134,466	100,710
Accumulated other comprehensive income	381	205
Unearned ESOP shares	(861)	(381)
Deferred compensation	640	640
Shares held in grantor trust	(640)	(640)

TOTAL STOCKHOLDERS’ EQUITY	365,548	320,523

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$567,050	$468,402

See notes to condensed consolidated financial statements.

MANTECH INTERNATIONAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Dollars in Thousands Except Per Share Amounts)

	(unaudited)		(unaudited)
	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
REVENUES	$262,431	$207,444	$719,300	$602,194
COST OF SERVICES	216,260	170,241	592,130	492,728

GROSS PROFIT	46,171	37,203	127,170	109,466

COSTS AND EXPENSES:
General and administrative	22,327	18,871	62,510	54,501
Depreciation and amortization	2,008	782	5,147	3,393

Total costs and expenses	24,335	19,653	67,657	57,894

INCOME FROM CONTINUING OPERATIONS	21,836	17,550	59,513	51,572
Interest (expense), net	(1,120)	(423)	(1,956)	(1,349)
Equity in earnings of affiliates	157	143	435	422
Gain on disposal of an operation	—	—	3,698	—
Other income (expense), net	(52)	18	(228)	184

INCOME BEFORE PROVISION FOR INCOME TAXES AND MINORITY INTEREST	20,821	17,288	61,462	50,829
Provision for income taxes	(7,833)	(7,061)	(24,085)	(20,754)
Minority interest	(3)	(2)	(9)	(5)

NET INCOME FROM CONTINUING OPERATIONS	12,985	10,225	37,368	30,070
Loss from discontinued operations—net of taxes	(1,298)	(2,411)	(3,612)	(16,107)

NET INCOME	$11,687	$7,814	$33,756	$13,963

BASIC EARNINGS (LOSS) PER SHARE:
Net Income from continuing operations	$0.39	$0.32	$1.14	$0.93
Loss from discontinued operations—net of taxes	(0.04)	(0.08)	(0.11)	(0.50)

Basic earnings per share	$0.35	$0.24	$1.03	$0.43

Weighted average common shares outstanding	32,955,258	32,388,777	32,753,215	32,269,784

DILUTED EARNINGS (LOSS) PER SHARE:
Net Income from continuing operations	$0.39	$0.32	$1.12	$0.93
Loss from discontinued operations—net of taxes	(0.04)	(0.08)	(0.10)	(0.50)

Diluted earnings per share	$0.35	$0.24	$1.02	$0.43

Weighted average common shares outstanding	33,477,813	32,388,777	33,221,562	32,436,648

See notes to condensed consolidated financial statements.

MANTECH INTERNATIONAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in Thousands)

	(unaudited)		(unaudited)
	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
NET INCOME	$11,687	$7,814	$33,756	$13,963
OTHER COMPREHENSIVE INCOME (LOSS):
Cash flow hedge	134	154	470	711
Translation adjustments	(8)	(101)	(294)	4

Total other comprehensive income	126	53	176	715

COMPREHENSIVE INCOME	$11,813	$7,867	$33,932	$14,678

See notes to condensed consolidated financial statements.

MANTECH INTERNATIONAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in Thousands)

	(unaudited)
	Nine months ended September 30,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$33,756	$13,963
Adjustments to reconcile net income to net cash used in operating activities:
Equity in earnings of affiliates	(435)	(419)
Increase (Decrease) in current and deferred income taxes	(2,210)	1,430
Depreciation and amortization	6,357	4,672
Gain on disposal of an operation	(3,698)	—
Loss from discontinued operations	3,612	16,107
Changes in assets and liabilities-net of effects from acquired, disposed, and discontinued businesses:
Contract receivables	(23,587)	(14,134)
Prepaid expenses and other	277	6,568
Accounts payable and accrued expenses	2,940	10,630
Accrued salaries and related expenses	1,220	(2,092)
Billings in excess of revenue earned	3,385	4,716
Accrued retirement	(1,100)	1,332
Dividends from Vosper-ManTech Limited	357	357
Other	2,525	(3,495)

Net cash flow from continuing operations	23,399	39,635
Net cash flows from discontinued operations	14,137	(19,632)

Net cash flows from operating activities	37,536	20,003

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(5,198)	(3,767)
Investment in capitalized software for internal use	(1,144)	(110)
Proceeds from sales of property and equipment	—	1
Acquisition of businesses, net of cash acquired	(106,638)	(10,969)
Proceeds from disposal of an operation	7,000	—

Net investing cash flow from continuing operations	(105,980)	(14,845)
Net investing cash flow from discontinued operations	(355)	(364)

Net cash flows from investing activities	(106,335)	(15,209)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	9,201	3,245
Repayment of debt	(60)	(182)
Net increase in borrowings under lines of credit	50,000	—

Net cash flows from financing activities	59,141	3,063

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(9,658)	7,857
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	22,946	9,166

CASH AND CASH EQUIVALENTS, END OF PERIOD	$13,288	$17,023

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for income taxes	$23,777	$14,168

Cash paid for interest	$2,478	$1,924

Non-cash financing activities:
ESOP contributions	$481	$1,403

See notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2005

(Dollars in thousands, except per share amounts or where otherwise noted)

UNAUDITED

1. Introduction and Overview

ManTech International Corporation (depending on the circumstances, “ManTech” “we” “our” “ours” or “us”) is a leading provider of innovative technologies and solutions for mission-critical national security programs for the Intelligence Community and the Departments of Defense, State, Homeland Security, Justice and other federal government agencies. Our expertise includes systems engineering, systems integration, software development, enterprise security architecture, information assurance, intelligence operations support, network and critical infrastructure protection, information technology, communications integration and engineering support. With approximately 6,000 qualified employees, we operate in the United States and 38 countries worldwide.

2. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and note disclosures normally included in the annual financial statements, prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted pursuant to those rules and regulations. We recommend that you read these unaudited condensed consolidated financial statements in conjunction with the financial statements and related notes included in our annual report on Form 10-K for the fiscal year ended December 31, 2004, previously filed with the SEC. We believe that the unaudited condensed consolidated financial statements in this Form 10-Q reflect all adjustments that are necessary to fairly present the financial position, results of operations and cash flows for the interim periods. We have adjusted the December 31, 2004 Condensed Consolidated Balance Sheet and related notes, as well as the September 30, 2004 Condensed Consolidated Statement of Income and Condensed Consolidated Statement of Cash Flow, to reflect the reclassification of the ManTech MSM Security Services, Inc. (MSM) as discontinued operations, net of applicable income taxes. The results of operations for such interim periods are not necessarily indicative of the results that can be expected for the full year.

Stock-Based Compensation—As permitted under Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation, we account for our stock-based compensation plan using the intrinsic value method under the recognition and measurement principles of Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. For the quarters ended September 30, 2005 and 2004, we recognized pre-tax compensation expense of approximately $6 and $14, respectively. No compensation cost was recognized for issuances under the plan in the quarter ended September 30, 2005, and the exercise price of all other options granted pursuant to the plan was not less than 100% of the fair market value of the shares on the date of grant. In accordance with the provisions of SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure, the following table illustrates the effect on net income and earnings per share had we applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Net income, as reported	$11,687	$7,814	$33,756	$13,963
Add: stock-based compensation, included in net income as reported, net of related tax effects	4	9	13	26
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(710)	(657)	(2,226)	(1,971)

Pro forma net income	$10,981	$7,166	$31,543	$12,018

Earnings per share:
Basic — as reported	$0.35	$0.24	$1.03	$0.43
Basic — pro forma	$0.33	$0.22	$0.96	$0.37
Diluted — as reported	$0.35	$0.24	$1.02	$0.43
Diluted — pro forma	$0.33	$0.22	$0.95	$0.37

We typically issue options that vest in three equal installments, beginning on the first anniversary of the date of grant. The options typically expire 10 years after the date of grant. For disclosure purposes, the fair value of each option is estimated on the date of grant using the Black-Scholes option-pricing model. The following weighted-average assumptions were used for option grants during the three months ended September 30, 2005 and 2004, respectively: dividend yield of zero percent; expected volatility of 43.2% and 44.0%; expected average lives of three years; and average risk-free interest rates of 3.89% and 2.89%.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Basic weighted average common shares outstanding	32,955,258	32,388,777	32,753,215	32,269,784
Effect of potential exercise of stock options	522,555	—	468,347	166,864

Diluted weighted average common shares outstanding	33,477,813	32,388,777	33,221,562	32,436,648

For the three months ended September 30, 2005 and September 30, 2004, options, weighted for the portion of the period for which they were outstanding, to purchase 1,304 and 1,941,475 shares, respectively, were outstanding but not included in the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of the common shares and, therefore, the effect would have been anti-dilutive. For the nine months ended September 30, 2005 and September 30, 2004, shares issued from the exercise of stock options were 523,607 and 198,085, respectively.

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

In February 2005, we classified our ManTech MSM Security Services, Inc. (MSM) subsidiary as discontinued (refer to Note 10: Discontinued Operations). As required under SFAS No. 144 - Accounting for the Impairment or Disposal of Long-Lived Assets, we have reclassified assets of MSM as Assets Held for Sale for all periods presented. Goodwill and other intangibles, net of accumulated amortization for MSM totaled $3.5 million as of September 30, 2005 and $3.3 million as of December 31, 2004. On February 11, 2005, we sold our Mantech Environmental Technology, Inc (METI) subsidiary (refer to Note 11: Gain on Disposal of an Operation). For the period ended December 31, 2004, we had $1.4 million in Goodwill associated with METI. On May 31, 2005, we completed the acquisition of 100 percent of outstanding shares of Gray Hawk Systems, Inc. (refer to Note 8: Acquisitions). For the period ended September 30, 2005, goodwill and other intangibles for Gray Hawk Systems, Inc. totaled $89.6 million.

The components of goodwill and other intangibles are as follows:

	September 30, 2005	December 31, 2004
Goodwill	$236,379	$163,481
Other intangibles	57,938	41,219

Less: Accumulated amortization	(31,253)	(27,329)

	$263,064	$177,371

	September 30, 2005
	Amount	Accumulated Amortization	Net Amount
Amortizable intangible assets:
Contract rights	$37,357	$9,148	$28,209
Capitalized software cost for sale	12,072	8,105	3,967
Capitalized software cost for internal use	8,509	3,894	4,615

	$57,938	$21,147	$36,791

Aggregated amortization expense for the nine months ended September 30, 2005 and 2004 was $3,984 and $2,817, respectively. We estimate that we will have the following amortization expense for the future periods indicated below:

For the remaining three months ending December 31, 2005	$1,804
For the years ending:
December 31, 2006	6,140
December 31, 2007	4,676
December 31, 2008	3,934
December 31, 2009	3,468
December 31, 2010	3,049

5. Business Segment and Geographic Area Information

We operate as one segment, delivering a broad array of information technology and technical services solutions under contracts with the U.S. government, state and local governments, and commercial customers. Our federal government customers typically exercise independent contracting authority, and even offices or divisions within an agency or department may directly, or through a prime contractor, use our services as a separate customer so long as that customer has independent decision-making and contracting authority within its organization. Our customer, the U.S. Army Communications-Electronic Command Headquarters (CECOM-HQ) accounted for 19.4% and 14.6% of our revenues for the nine months ended September 30, 2005 and 2004, respectively. For the three months ended September 30, 2005 and September 30, 2004, CECOM-HQ accounted for 21.3% and 15.6% of our revenues, respectively. At September 30, 2005 and December 31, 2004, one customer, CECOM-HQ, accounted for 18.1% and 9.6% of our accounts receivable, respectively. In addition, there were no sales to any customers within a single country (except for the United States) where the sales accounted for 10% or more of total revenue. We treat sales to U.S. government customers as sales within the United States regardless of where the services are performed. Substantially all assets of continuing operations were held in the United States for the periods ended September 30, 2005 and 2004. Revenues by geographic customer and the related percentages of total revenues for the period ended September 30, 2005 and 2004 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
United States	$260,605	$205,390	$715,494	$599,024
International	1,826	2,054	3,806	3,170

	$262,431	$207,444	$719,300	$602,194

United States	99.3%	99.0%	99.5%	99.5%
International	0.7%	1.0%	0.5%	0.5%

	100.0%	100.0%	100.0%	100.00%

In February 2005, we reached a final corporate determination that we would exit the personnel security investigation (PSI) services business and discontinue operations at the MSM subsidiary. Please refer to Note 10: Discontinued Operations for more details related to this determination.

6. Revenues and Receivables

We deliver a broad array of information technology and technical services solutions under contracts with the U.S. government, state and local governments, and commercial customers. Revenues from the U.S. government under prime contracts and subcontracts were approximately 98.2% and 98.2% of our total revenue for the periods ended September 30, 2005 and 2004, respectively. The components of contract receivables are as follows:

	September 30, 2005	December 31, 2004
Billed receivables	$207,145	$161,457
Unbilled receivables:
Amounts currently billable	22,406	17,190
Revenues in excess of milestone billings on fixed price contracts	4,457	5,645
Indirect costs in excess of provisional billing rates	865	4,983
Revenues recorded in excess of estimated contract value or funding	2,475	6,278
Retainages	3,501	4,440
Allowance for doubtful accounts	(4,838)	(3,907)

	$236,011	$196,086

Amounts currently billable consist principally of amounts to be billed within the next month. Revenues recorded in excess of milestone billings on fixed-price contracts consist of amounts not expected to be billed within the next month. Indirect costs incurred in excess of provisional billing rates on U.S. government contracts are generally billable at actual rates less a reduction of 0.5% of the actual general and administrative rate base before a Defense Contract Audit Agency (DCAA) audit is completed. The balance remaining, as well as any retainage, is billable upon completion of the DCAA audit. Revenues recorded in excess of estimated contract value or funding are billable upon receipt of contractual amendments or other modifications. At September 30, 2005, the amount of receivables that we expect to collect after one year is $5.9 million.

7. Commitments and Contingencies

Payments to us on cost-reimbursable contracts with the U.S. government are provisional payments subject to adjustment upon audit by the DCAA. The cost audits result in the negotiation and determination of final indirect cost rates that we may use for the period(s) audited. The final rates, if different from provisional rates, may create an additional receivable or liability for ManTech. The majority of audits through 2003 have been completed and resulted in no material adjustments. The audits for 2004 and the remaining audits for 2003 and 2002 are not expected to have a material effect on the results of future operations.

From time to time, we are involved in litigation, claims, and disputes that arise in the ordinary course of business. In addition, we are subject to audit, review, and investigations by various agencies of the U.S. government to determine compliance with applicable federal statutes and regulations. While we cannot predict the ultimate outcome of legal proceedings, government audits, investigations, claims, and disputes to which we are or may be subject, we currently believe, based upon information available to us as of the date of filing, that any ultimate liability arising out of these matters will not have a material adverse effect on our financial position, results of operations, or cash flows.

8. Acquisitions

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

We believe the Gray Hawk acquisition further solidifies our position as a supplier of services in the high-end intelligence market. It expands our presence in homeland security related missions and compliments our high-end offerings for the intelligence community and Department of Defense. Gray Hawk’s capabilities round-out ManTech’s skills in the end-to-end, intelligence information processing cycle, and give ManTech access to new markets in national defense agencies, which we believe will become increasingly important as the Intelligence Reform Act of 2004 continues to unfold.

The purchase price for the Merger was $101.6 million in cash, which included transaction costs of $0.1 million. The purchase price included the full payment of Gray Hawk outstanding debt, repurchase of employee stock options by Gray Hawk, transaction costs and other related transaction expenses. Pursuant to the Merger Agreement, and as security for the Gray Hawk shareholders’ indemnification obligations, an escrow in an amount equal to 10% of the adjusted purchase price has been established for a period of one year following the closing of the Merger, which is to be used to satisfy certain indemnification obligations of the shareholders of Gray Hawk. Assuming we continue to produce adequate levels of taxable income, the full amount of goodwill, $73.9 million, will be deducted for tax purposes over 15 years.

Preliminary Purchase Price Allocation

The acquisition has been accounted for as a business combination. Under business combination accounting, the total preliminary purchase price was allocated to Gray Hawk’s net tangible and identifiable intangible assets based on their estimated fair values as of May 31, 2005, as set forth below. The excess of the purchase price over the net tangible and identifiable intangible assets, as determined by a third party valuation firm, was recorded as goodwill. The preliminary allocation of the purchase price previously disclosed has been updated to reflect audit adjustments, which were not material, to the May 31, 2005 closing balance sheet. The aspect of the purchase price allocation which is not yet finalized relates to Gray Hawk shareholders’ indemnification obligations.

Cash	$608
Accounts receivable	18,584
Prepaid expenses and other current assets	455
Fixed assets	799
Other assets	284
Intangible assets	15,650
Goodwill	73,914
Accounts payable	(4,345)
Payroll liabilities	(3,576)
Deferred tax liability	(214)
Billings in excess of revenue earned	(321)
Other liabilities	(190)

Total preliminary purchase price	$101,648

Intangible Assets

In allocating the purchase price, we considered, among other factors, our intention for future use of acquired assets, analyses of historical financial performance and estimates of future performance of Gray Hawk’s contracts. Our fair value of intangible assets was based, in part, on a valuation completed by independent appraisers using an income approach and estimates and assumptions provided by management. The following table sets forth the components of intangible assets associated with the acquisition at May 31, 2005:

	Preliminary Fair Value	Estimated Useful Life
Backlog	$5,450	6 years
Customer Relationships	$7,200	20 years
Intellectual Property	$3,000	7 years

Total	$15,650

Customer contracts and related relationships represent the underlying relationships and agreements with Gray Hawk’s existing customers. Intangible assets are being amortized using the straight-line method.

Pre-Acquisition Contingencies

We have not identified any material pre-acquisition contingencies where a liability is probable and the amount of the liability can be reasonably estimated. If information becomes available to us prior to the end of the purchase price allocation period, which would indicate that it is probable that such events had occurred and the amounts can be reasonably estimated, such items will be included in the purchase price allocation.

Pro Forma Financial Information

The unaudited financial information in the table below summarizes the combined results of operations of ManTech and Gray Hawk, on a pro forma basis, as though the companies had been combined as of the beginning of each of the periods presented. The pro forma financial information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the Acquisition and borrowings under our Credit Agreement (see Note 9) had taken place at the beginning of each of the periods presented. The pro forma financial information for the nine months ended September 30, 2005 excludes third party expenses of $0.5 million, severance and bonus of $2.2 million, and a stock option repurchase of $7.4 million recorded by Gray Hawk in their historical statements of operations related to our Agreement and Plan of Merger dated May 3, 2005. The pro forma financial information for all periods presented also includes the business combination accounting effect on historical ManTech for amortization charges from acquired intangible assets, interest expense at our current level of debt, and the related tax effects.

The unaudited pro forma financial information for the nine months ended September 30, 2005, and 2004 combines the historical results for ManTech and Gray Hawk for those periods. The three months ended September 30, 2005 are as reported.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005 (a)	2004	2005	2004
Revenue	$262,431	$225,163	$750,255	$655,742
Net income from continuing operations	$12,985	$10,316	$37,334	$30,367
Net income	$11,687	$7,905	$33,722	$14,260
Diluted earnings per share	$0.35	$0.24	$1.02	$0.44

(a)	As reported

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

9. Debt

On February 25, 2004, we executed an Amended and Restated Credit and Security Agreement with Citizens Bank of Pennsylvania, KeyBank National Association, Branch Banking and Trust Company of Virginia, Chevy Chase Bank, F.S.B., and Riggs Bank, N.A. in order to increase the capacity available under our prior loan agreement. The agreement initially provides for a $125 million credit facility that can be increased to $200 million. The maturity date of the agreement is February 25, 2009. Under the agreement, we are required to maintain specified financial covenants relating to asset coverage, fixed charge coverage, and debt coverage. The agreement also places limitations on additional borrowings, mergers, and related-party transactions, payment of dividends, and contains limitations with respect to capital expenditures. Borrowings under the agreement are collateralized by our assets and bear interest at the London Inter-Bank Offer Rate (LIBOR), or the lender’s base rate, plus market-rate spreads that are determined based on a company leverage ratio calculation. As of September 30, 2005, we were in compliance with all covenants under the credit facility.

We had $75.0 million and $25.0 million outstanding on our credit facility at September 30, 2005 and December 31, 2004, respectively. The maximum available borrowing under the credit facility at September 30, 2005 was $45.8 million. As of September 30, 2005, we were contingently liable under letters of credit totaling $4.2 million, which reduces our availability to borrow under our credit facility.

10.	Discontinued Operations

The Condensed Consolidated Financial Statements and related footnote disclosures reflect the ManTech MSM Security Services, Inc. (MSM) subsidiary as discontinued operations, net of applicable income taxes, for all periods presented in accordance with Statement of Financial Accounting Standards No. 144 – Accounting for the Impairment or Disposal of Long-Lived Assets.

In February 2005, we reached a final corporate determination to exit the personnel security investigation (PSI) services business and discontinue operations at our MSM subsidiary. We reached the determination to sell our MSM subsidiary after we concluded that the MSM business no longer furthered our long-term strategic objectives. Currently, we intend to sell MSM as a going-concern and are in discussions with potential buyers. We expect to complete the sale or other disposition of the MSM operations by the end of the second quarter 2006. Based upon the information currently available to us, we do not expect MSM will be sold at a loss; therefore, no loss accrual was recorded at September 30, 2005.

The following discloses the results of the discontinued operations of MSM for the three and nine months ended September 30, 2005 and 2004:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Revenue	$1,570	$3,817	$5,173	$10,417
Loss before taxes	$(1,902)	$(4,068)	$(5,759)	$(27,176)
Net Loss	$(1,167)	$(2,411)	$(3,481)	$(16,107)

The following is a summary of the assets and liabilities held for sale related to MSM at September 30, 2005 and December 31, 2004:

	September 30, 2005	December 31, 2004
Receivables, net	$2,118	$19,671
Prepaid expenses and other	63	111
Goodwill and other intangibles	3,514	3,283
Property and equipment	783	855
Other assets	1,221	820

Total Assets	$7,699	$24,740

Accounts payable and accrued expenses	$342	$927
Accrued salaries and related expenses	667	1,080
Deferred income taxes	—	83
Billings in excess of revenue earned	1,713	292
Other liabilities	52	82

Total Liabilities	$2,774	$2,464

11.	Gain on Disposal of an Operation

On February 11, 2005, we sold our Mantech Environmental Technology, Inc (“METI”) subsidiary to another company, Alion Science and Technology Corporation. METI performs professional services including research and development in the fields of environmental and life sciences for the Environmental Protection Agency, the National Cancer Institute, the U.S. Air Force, and other federal government agencies. The financial terms of the arrangement included an all cash payment of $7 million, which resulted in a pre-tax gain of approximately $3.7 million, net of selling costs, in the first quarter of 2005. After the sale, we continue to provide professional services in the environmental area for various federal government agencies.

The following discloses the results of METI for the three and nine months ended September 30, 2005 and 2004 (METI’s results for 2005 are through February 11th):

	Three Months Ended September 30,		Nine months Ended September 30,
	2005	2004	2005	2004
Revenue	$0	$3,305	$1,379	$9,822
Income before taxes	$0	$212	$55	$448
Net Income	$0	$126	$34	$266

Total assets and liabilities were $3.9 million and $1.0 million, respectively, for METI at December 31, 2004.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction and Overview

We are a leading provider of innovative technologies and solutions for mission-critical national security programs for the Intelligence Community and the Departments of Defense, State, Homeland Security, Justice and other federal government customers. Our expertise includes systems engineering, systems integration, software development, enterprise security architecture, information assurance, intelligence operations support, network and critical infrastructure protection, information technology, communications integration and engineering support. With approximately 6,000 highly-qualified employees, we operate in the United States and 38 countries worldwide.

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

Three Months Ended September 30, 2005 Compared to the Three Months Ended September 30, 2004

We experienced an increase in revenue in the third quarter of 2005, compared to the third quarter of 2004, due to an increase in our defense system support for activities in Iraq, Afghanistan, Europe and the United States and the overall increased spending for national and homeland security, as well as our prior acquisitions.

Revenues

Revenues increased 26.5% to $262.4 million for the three months ended September 30, 2005, compared to $207.4 million for the same period in 2004. This increase is partially attributable to forward deployment support in Iraq and Afghanistan and increased work in the Intelligence Community. Revenue increased approximately $23.7 million from our customer the U.S. Army Communications-Electronic Command Headquarters (CECOM-HQ) which accounted for 21.3% and 15.6% of our revenues for the three months ended September 30, 2005 and September 30, 2004, respectively. Also contributing to the increase was a full quarter of revenues from our acquisition of certain operations from Gray Hawk Systems, Inc. (“Gray Hawk”) on May 31, 2005. We anticipate that quarterly revenues will continue near this level largely because of the United States continuing focus on national security and its efforts in the war on terrorism, and full quarters of revenue from Gray Hawk. Gray Hawk accounted for $22.6 million of our increase in revenue for the quarter.

Cost of services

Cost of services includes direct costs incurred to provide our services and solutions to customers. These costs are primarily made up of direct labor, which includes salaries and wages plus associated fringe benefit costs of our employees working directly to serve our customers, and applicable overhead costs. Costs of services also include other direct costs, which are made up of material purchases and subcontractors, provided to the customer as an overall solution. Variability in our mix of labor and other direct costs provided under our contracts can result in fluctuations in our contract margins. Since we typically earn higher profits on our own labor services, we expect the ratio of cost of services as a percentage of revenue to decrease when our labor services mix increases relative to other direct costs. Conversely, as other direct costs increase relative to our direct labor costs, we expect the ratio of cost of services as a percentage of revenue to increase.

Cost of services increased 27.0% to $216.3 million for the three months ended September 30, 2005, compared to $170.2 million for the same period in 2004. This increase was attributable primarily to the corresponding increase in revenue. As a percentage of revenues, cost of services increased 0.3%, to 82.4% for the three months ended September 30, 2005, compared to 82.1% for the same period in 2004. Direct labor costs increased by 18.8% primarily due to an increase in employee headcount as a result of the addition of Gray Hawk and the continued growth of our business. As a percentage of revenues, direct labor costs decreased 3.1% to 47.6% for the three months ended September 30, 2005 compared to 50.7% for the same period in 2004. For the three months ended September 30, 2005, other direct costs increased by 40.4% over third quarter 2004, from $65.1 million to $91.4 million. As a percentage of revenues, other direct costs increased from 31.4% for the three months ended September 30, 2004 to 34.8% for the same period in 2005. This increase was due to larger purchases of equipment and equipment upgrades and the use of subcontractors in support of contracts.

Gross profit

Gross profit increased 24.1% to $46.2million for the three months ended September 30, 2005, compared to $37.2 million for the same period in 2004. Gross profit margin was 17.6% for the three months ended September 30, 2005, compared to 17.9% for the same period in 2004. The decrease in gross profit margin is due to a less profitable mix of other direct costs including subcontractors and material purchases causing cost of services to increase as a percentage of revenue.

General and administrative

General and administrative expenses increased 18.3% to $22.3 million for the three months ended September 30, 2005, compared to $18.9 million for the same period in 2004. The increased expense primarily relates to our acquisition of Gray Hawk and an increase in bid and proposal spending. As a percentage of revenues, general and administrative expenses decreased to 8.5% from 9.1% for the three months ended September 30, 2005 and 2004, respectively.

Depreciation and amortization

Depreciation and amortization expense increased 156.8% to $2.0 million for the three months ended September 30, 2005, compared to $0.8 million for the same period in 2004. The increase resulted from additional amortization of intangibles from the Gray Hawk acquisition and additional amortization of facility improvements to support our workforce. In addition, the third quarter 2004 contained a favorable adjustment related to a final valuation of intangibles from a previous acquisition of $0.7 million.

Income from continuing operations

Income from continuing operations increased 24.4% to $21.8 million for the three months ended September 30, 2005, compared with $17.6 million for the same period in 2004. This increase was primarily a result of increased revenues and gross profits; and decreased general and administrative spending as a percentage of revenues offset by increased pass-through sales and amortization expense. Operating margin decreased to 8.3% for the nine months ended September 30, 2005 from 8.5% for the same period in 2004. The decrease in margin is primarily due to a less favorable mix of direct labor and subcontractor or pass through sales.

Interest Expense, net

Interest expense, net increased 164.8% to $1.1 million for the three months ended September 30, 2005, compared with $0.4 million for the same period in 2004. The increase in interest expense is a result of increased borrowing under our credit facility in the second quarter to finance our acquisition of Gray Hawk and higher interest rates. The average levels of indebtedness were approximately $81.0 million and $31.8 million, in the three months ended September 30, 2005 and 2004, respectively. We expect interest expense, net to remain at higher levels throughout fiscal year 2005, as compared to the same periods in 2004.

Other Income (Expense)

Other income for the third quarter of 2005 consisted primarily of income from an investment in a joint venture accounted for under the equity method, offset by foreign currency conversion losses for the period. Other income in the third quarter of 2004 consisted of comparable investment income from a joint venture and foreign currency gains.

Net income

Net income increased 49.6% to $11.7 million for the three months ended September 30, 2005, compared to $7.8 million for the same period in 2004. The increase is a result of higher revenue, increased income from continuing operations, a reduced loss on discontinued operations of ($1.3) million in 2005 versus a loss of ($2.4) million for the same period in 2004. The results from discontinued operations are primarily due to our MSM subsidiary that was categorized as discontinued during the first quarter of 2005, as discussed in “Discontinued Operations” below. Our effective tax rate for the three months ended September 30, 2005 and 2004 was 37.6% and 40.9%, respectively.

Nine months Ended September 30, 2005 Compared to Nine Months Ended September 30, 2004

Revenues

Revenues increased 19.5% to $719.3 million for the nine months ended September 30, 2005, compared to $602.2 million for the same period in 2004. This increase is partially attributable to forward deployment support in Iraq and Afghanistan and increased work in the Intelligence Community. Revenue increased approximately $51.7 million from our customer the U.S. Army Communications-Electronic Command Headquarters (CECOM-HQ) which accounted for 19.4% and 14.6% of our revenues for the nine months ended September 30, 2005 and September 30, 2004 respectively. Also contributing to the increase was three full quarters of revenues from certain operations we acquired from Affiliated Computer Services, Inc. (ACS) on February 27, 2004 and June 1, 2004. Over $30.2 million of the increase in revenue is attributable to our acquisition of Gray Hawk on May 31, 2005.

Cost of services

Cost of services increased 20.2% to $592.1 million for the nine months ended September 30, 2005, compared to $492.7 million for the same period in 2004. This increase was largely attributable to the corresponding increases in revenue. As a percentage of revenues, cost of services increased from 81.8% to 82.3%, or 0.5% of revenue. For the nine months ended September 30, 2005, other direct costs increased by 26.7% over the first nine months of 2004, from $193.9 million to $245.5 million. This increase was attributable to an increase in pass-through costs in 2005 over 2004, full three quarters of results from costs incurred on contracts purchased from ACS as well as the addition of Gray Hawk in the second quarter 2005. As a percentage of revenues, other direct costs increased to 34.1% for the nine months ended September 30, 2005 from 32.2% for the same period in 2004. Direct labor costs increased by 16.0% primarily due to an increase in employee headcount as a result of the addition of Gray Hawk and the continued growth of our business. As a percentage of revenue, direct labor costs decreased 1.4% to 48.2% for the three months ended September 30, 2005 compared to 49.6% for the same period in 2004.

Gross profit

Gross profit increased 16.2% to $127.2 million for the nine months ended September 30, 2005, compared to $109.5 million for the same period in 2004. The increase in gross profit can be attributed to the growth of our business through recent acquisitions as well as expansion with our existing contract base. Gross profit margin decreased to 17.7% for the nine months ended September 30, 2005, compared to 18.2% for the same period in 2004. The decrease in gross profit margin is due to a less profitable mix of direct labor and other direct costs including subcontractors and material purchases partially offset by a reduction, as a percentage of revenue, in direct labor and overhead costs.

General and administrative

General and administrative expenses increased 14.7% to $62.5 million for the nine months ended September 30, 2005, compared to $54.5 million for the same period in 2004, which is less then the growth of revenue for the same period. The increased expenses reflect additional management personnel and infrastructure, increased bid and proposal efforts, and expenses related to our acquisitions to support the continued growth of our business. As a percentage of revenues, general and administrative expenses decreased to 8.7% for the nine months ended September 30, 2005 from 9.1% for the same period in 2004.

Depreciation and amortization

Depreciation and amortization expense increased 51.7% to $5.1 million for the nine months ended September 30, 2005, compared to $3.4 million for the same period in 2004. The increase resulted from additional amortization of intangibles from the Gray Hawk acquisition and facility improvements to support our workforce. In addition, the third quarter 2004 contained a favorable amortization adjustment related to a final valuation of intangibles from a previous acquisition of $0.7 million.

Income from continuing operations

Income from continuing operations increased 15.4% to $59.5 million for the nine months ended September 30, 2005, compared with $51.6 million for the same period in 2004. Operating margin decreased to 8.3% for the nine months ended September 30, 2005 from 8.6% for the same period in 2004. The decrease in margin is primarily due to a less favorable mix of direct labor and subcontractor or pass through sales.

Interest Expense, net

Interest expense, net increased 45.0% to $2.0 million for the nine months ended September 30, 2005, compared with $1.3 million for the same period in 2004. The increase in interest expense is a result of increased borrowing under our credit facility in the second quarter to finance our acquisition of Gray Hawk and higher interest rates. We expect interest expense, net to remain at higher levels throughout fiscal year 2005, as compared to the same periods in 2004.

Gain on Disposal of an Operation

On February 11, 2005, we sold our Mantech Environmental Technology, Inc (“METI”) subsidiary to Alion Science and Technology Corporation. The sale generated a pre-tax gain of $3.7 million in 2005. For additional information see “Gain on Disposal of an Operation,” below.

Net income

Net income increased 141.8% to $33.8 million for the nine months ended September 30, 2005, compared to $14.0 million for the same period in 2004. The increase is a result of higher revenue, increased income from continuing operations, a reduced loss on discontinued operations of ($3.6) million in 2005 versus a loss of ($16.1) million for the same period in 2004, and a $3.7 million gain on the sale of METI. Discontinued operations for the period ended September 30, 2004 contained a pre-tax adjustment for a change in estimate for revenue earned of $13.2 million plus a pre-tax estimated contract loss of $4.7 million on our Defense Security Services contract. The results from discontinued operations are primarily due to our MSM subsidiary that was categorized as discontinued during the first quarter of 2005, as discussed in “Discontinued Operations” below. Our effective tax rate for the nine months ended September 30, 2005 and September 30, 2004 was 39.2% and 40.8%, respectively.

Backlog

At September 30, 2005 and December 31, 2004, our backlog was $1.9 billion and $1.6 billion, respectively, of which $439 million and $444 million, respectively, was funded backlog. At September 30, 2004, our backlog was $1.5 billion, of which $453 million was funded backlog. During the quarter ended September 30, 2005, we won a large classified contract with an estimated value of $210 million, thereby contributing to the increase in backlog for the quarter. Backlog and funded backlog represent estimates that we calculate on a consistent basis. Additional information on how we determine backlog is included in our annual report on Form 10-K for the fiscal year ended December 31, 2004, previously filed with the SEC.

Effects of Inflation

Generally, we have been able to price our contracts in a manner to accommodate the effect of inflation experienced in recent years. Our cost plus contracts automatically adjust for changes in cost. Under our time and material contracts, labor rates are typically adjusted annually. Under our fixed-price contracts, we have escalation factors built into our pricing. We generally have not been adversely affected by inflation.

Liquidity and Capital Resources

Our primary liquidity needs are the financing of working capital, capital expenditures, and acquisitions. Our primary source of liquidity is cash provided by operations and our $125 million revolving credit facility. At September 30, 2005, we had outstanding loans of $75.0 million under the credit facility. Generally, cash provided by operating activities is adequate to fund our operations. We maintain a $25.0 million outstanding loan balance, related to our interest rate swap agreements, which has a fixed rate of 6.83%. The borrowing above the $25.0 million and cash on hand were used to finance the acquisition of Gray Hawk on May 31, 2005. In the future, we may borrow greater amounts in order to finance acquisitions or to fund major new contract start ups.

Net cash flows from operating activities

Cash provided by operating activities for the nine months ended September 30, 2005 was $37.5 million, compared to a $20.0 million provided by operating activities for the nine months ended September 30, 2004. In the nine months ended September 30, 2005, cash provided by operating activities was primarily the result of $33.8 million in net income, an increase in accounts payable and other accrued expenses of $2.9 million, a $1.2 million increase in accrued salaries, offset by an increase in contract receivables of $23.6 million. Net cash inflow of $14.1 million from our discontinued operations was due primarily to collections on our Defense Security Services contract and was a significant increase over the first nine months in 2004, which used cash of $19.6 million.

Net cash flows from investing activities

Cash used in investing activities was $106.3 million for the nine months ended September 30, 2005, compared to a use of $15.2 million for the same period in 2004. Investing activities in the first nine months of 2005 included the acquisition of Gray Hawk for $101.6 million, a $5.6 million payment for an earnout on a prior year’s acquisition, and purchases of property, plant, and equipment of $5.2 million, offset by $7.0 million in proceeds for the sale of METI. Property and equipment includes the purchase of office buildings and land for $2.0 million. Investing activities have primarily consisted of investments in intellectual property, acquisitions of businesses, and purchases of property and equipment. In the future, we expect to continue with selective acquisitions that are consistent with our strategic plan for growth.

Net cash flows from financing activities

Cash provided by financing activities was $59.1 million for the nine months ended September 30, 2005, compared to cash provided by financing activities of $3.1 million for the nine months ended September 30, 2004. The net cash provided in the first nine months of 2005 resulted primarily from an increase in our borrowings of $50.0 million and proceeds from the exercise of stock options of $9.2 million. The cash provided by financing activities was primarily used for our acquisition of Gray Hawk. The net cash provided in the first nine months of 2004 resulted primarily from proceeds from the exercise of stock options and an increase in our borrowing to support the acquisition of ACS.

Credit Agreement

On February 25, 2004, we executed an Amended and Restated Credit and Security Agreement with Citizens Bank of Pennsylvania, KeyBank National Association, Branch Banking and Trust Company of Virginia, Chevy Chase Bank, F.S.B., and Riggs Bank, N.A., in order to increase the capacity available under our prior loan agreement. The agreement initially provides for a $125.0 million credit facility that can be increased to $200.0 million. The maturity date of the agreement is February 25, 2009. Under the agreement, we are required to maintain specified financial covenants relating to asset coverage, fixed charge coverage, and debt coverage. The agreement also places limitations on additional borrowings, mergers, and related-party transactions, payment of dividends, and contains limitations with respect to capital expenditures. Borrowings under the agreement are collateralized by our assets and bear interest at the London Interbank Offered Rate (LIBOR), or the lender’s base rate, plus market-rate spreads that are determined based on a company leverage ratio calculation. To manage our exposure to the fluctuations in these variable interest rates, we executed an interest swap in December 2001. The swap agreement has a notional principal amount of $25.0 million and currently has a fixed rate of 6.83%. As of September 30, 2005, we were in compliance with all material covenants under the credit facility.

We believe the capital resources available to us under our credit facility and cash from our operations are adequate to fund our ongoing operations and to support the internal growth we expect to achieve for at least the next twelve months. We anticipate financing our external growth from acquisitions and our longer-term internal growth through one or more of the following sources: cash from operations; additional borrowing; issuance of equity; use of the credit facility; or a refinancing of our credit facility.

Gain on Disposal of an Operation

On February 11, 2005, we sold our METI subsidiary to another company, Alion Science and Technology Corporation. METI performs research and development in the fields of environmental and life sciences for the Environmental Protection Agency, the National Cancer Institute, the U.S. Air Force, and other federal government agencies. The financial terms of the arrangement included an all cash payment of $7 million, which resulted in a pre-tax gain of approximately $3.7 million net of selling cost in 2005. Although we have sold METI, we continue to provide professional services in the environmental area for various federal government agencies.

Discontinued Operations

In February 2005, we reached the final corporate determination that we would exit the personnel security investigation (PSI) services business and discontinue operations at our ManTech MSM Security Services, Inc. subsidiary (MSM). We reached the determination to sell our MSM subsidiary after we concluded that the MSM business no longer furthered our long-term strategic objectives. Currently, we intend to sell MSM as a going-concern. We expect to complete the sale or other disposition of the MSM operations by the end of the second quarter 2006. Based upon the information currently available to us, we do not expect MSM will be sold at a loss; therefore, no loss accrual was recorded at September 30, 2005.

Contractual Obligations

The following tables are in thousands.

	Payments Due by Period from September 30, 2005
Contractual Obligations	Total		Less Than 1 Year		1-3 Years		4-5 Years		After 5 Years
Long-term debt obligations (1)		$75,124		$75,082		$42	$		$
Operating lease obligations		$82,974		$18,474		$28,319		$17,587		$18,594
Other long-term obligations	$		$		$		$		$

Total		$158,098		$93,556		$28,361		$17,587		$18,594

(1)	We expect to utilize our credit facility to meet our debt obligations in future periods. See footnote 9 in the Company’s consolidated financial statements.

	Amount of Commitment Expiration Per Period from September 30, 2005
Other Commercial Commitments	Total Amounts Committed		Less Than 1 Year		1-3 Years		4-5 Years		After 5 Years
Standby Letters of Credit		$4,172		$4,084		$11		$0		$77
Guarantees		$579		$134		$277		$168		$0
Other commercial commitments	$		$		$		$		$

Total		$4,751		$4,218		$288		$168		$77

Critical Accounting Estimates and Policies

Critical accounting policies are defined as those that are reflective of significant judgments and uncertainties, and potentially result in materially different results under different assumptions and conditions. Application of these policies is particularly important to the portrayal of our financial condition and results of operations. The discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these consolidated financial statements requires management to make estimates and judgments that affect the reported amount of assets, liabilities, revenues and expenses. Actual results may differ from these estimates under different assumptions or conditions. Our significant accounting policies, including the critical policies listed below, are described in the notes to the condensed consolidated financial statements included in this report.

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

Goodwill

Goodwill represents the excess of cost over the fair value of net tangible and identifiable intangible assets of acquired companies. Effective January 1, 2002, we adopted Statement of Financial Accounting Standards (SFAS) No. 142, and no longer amortize goodwill; rather, we review goodwill at least annually for impairment. We have elected to perform this review annually during second quarter of each calendar year and have determined no adjustments are necessary at this time. For acquisitions completed prior to the adoption of SFAS No. 141 and SFAS No. 142 on January 1, 2002, goodwill was amortized on a straight-line basis over periods ranging from two to twenty years.

Other Matters

Our significant accounting policies, including the critical policies listed above, are described in the notes to the consolidated financial statements for the year ended December 31, 2004, included in our Annual Report on Form 10-K filed with the SEC on March 16, 2005.

Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123(R)—Share-Based Payment, which replaces SFAS No. 123—Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25—Accounting for Stock Issued to Employees. SFAS No.123(R) requires compensation costs related to share-based payment transactions to be recognized in the financial statements. With limited exceptions, the amount of compensation cost is measured based on the grant-date fair value of the equity or liability instruments issued. SFAS No. 123(R) requires liability awards to be re-measured each reporting period and compensation costs to be recognized over the period that an employee provides service in exchange for the award. SFAS No. 123(R) is effective as of the beginning of the first fiscal year that begins after September 15, 2005. We plan to adopt the provisions of SFAS No. 123(R) beginning January 1, 2006. We will adopt the modified prospective transition method for reporting. The impact of the adoption of SFAS 123(R) cannot be predicted at this time because it will depend on levels of shared-based payments granted in the future. SFAS 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption.

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

Although forward-looking statements in this Quarterly Report reflect the good faith judgment of management, such statements can only be based on facts and factors currently known by us. Consequently, forward-looking statements are inherently subject to risks and uncertainties, and actual results and outcomes may differ materially from the results and outcomes discussed in or anticipated by the forward-looking statements. We believe that it is important to communicate our future expectations to our investors. However, there may be events in the future that we are not able to predict accurately or control. Factors that could cause actual results to differ materially from the results we anticipate include, but are not limited to, the following:

•	adverse changes in U.S. government spending priorities;

•	failure to retain existing U.S. government contracts, win new contracts or win recompetes;

•	uncertainties specifically related to discontinued operations, including our ability to sell or dispose of our MSM operations on terms that are favorable to us, or at all;

•	adverse results of U.S. government audits of our government contracts;

•	adverse changes in our mix of contract types;

•	additional risks and costs associated with complying with new laws and regulations relating to corporate governance issues;

•	risk of contract performance or termination;

•	failure to obtain option awards, task orders or funding under contracts;

•	failure to successfully integrate recently acquired companies or businesses into our operations or to realize any accretive or synergistic effects from such acquisitions;

•	failure to identify, execute or effectively integrate future acquisitions;

•	risks associated with complex U.S. government procurement laws and regulations; and

•	competition.

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

Item 3. Quantitative and Qualitative Disclosure about Market Risk

Our exposure to market risk relates to changes in interest rates for borrowings under our senior term loan and revolving credit facility. These borrowings bear interest at variable rates. As of September 30, 2005, we had $75.0 million in borrowings outstanding under our revolving credit facility. A hypothetical 10% increase in interest rates would have increased our interest expense for the three months ended September 30, 2005 by less than $0.4 million.

In December 2001, we entered into an interest swap agreement in order to reduce our exposure associated with the market volatility of fixed London Inter-Bank Offer Rate (LIBOR) interest rates. This agreement has a notional principal amount of $25.0 million and, as of September 30, 2005, had a rate of 3.7%. This agreement is a hedge against revolving debt of $25.0 million, which bears interest at monthly floating LIBOR plus 1.00%. At stated monthly intervals the difference between the interest on the floating LIBOR-based debt and the interest calculated in the swap agreement are settled in cash. The value of the swap at September 30, 2005 was a negative $0.2 million.

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

Item 4. Controls and Procedures

As of September 30, 2005, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), management evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 of the Exchange Act. Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective, as of September 30, 2005, such that the information relating to us that is required to be disclosed in our reports filed with the SEC (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

There were no changes in our internal control over financial reporting during the three months ended September 30, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 6. Exhibits

Exhibits required by Item 601 of Regulation S-K:

Exhibit No.	Description
31.1 *	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2 *	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32 *	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended.

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MANTECH INTERNATIONAL CORPORATION

Date: November 7, 2005	By:	/s/ GEORGE J. PEDERSEN
	Name:	George J. Pedersen
	Title:	Chairman of the Board of Directors and Chief Executive Officer

Date: November 7, 2005	By:	/s/ KEVIN M. PHILLIPS
	Name:	Kevin M. Phillips
	Title:	Chief Financial Officer