Form 10-K
period 2005-12-31
MANTECH INTERNATIONAL CORP
filed 2006-03-10
CIK 892537

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10–K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2005 was $552,757,154 (based on the closing price of $31.04 per share on June 30, 2005, as reported by the Nasdaq National Market).

There were the following numbers of shares outstanding of each of the registrant’s classes of common stock as of February 28, 2006: ManTech International Corp. Class A Common Stock, $.01 par value per share, 18,028,522 shares; ManTech International Corp. Class B Common Stock, $.01 par value per share, 15,065,093 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the definitive Proxy Statement to be filed with the Securities Exchange Commission pursuant to Regulation 14A in connection with the registrant’s 2006 Annual Meeting of Stockholders, to be filed subsequent to the date hereof, are incorporated by reference into Part III (Items 10, 11, 12, 13 and 14) of this Annual Report on Form 10-K. Such definitive Proxy Statement will be filed with the Commission not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

PART I

Item 1. Business

This Annual Report on Form 10-K contains forward-looking statements that involve substantial risks and uncertainties, many of which are outside of our control. We believe that these statements are within the definition of the Private Securities Litigation Reform Act of 1995. You can often identify these statements by the use of words such as “may,” “will,” “expect,” “intend,” “anticipate,” “believe,” “plan,” “seek,” “estimate,” “continue” and other similar words or variations on such words. Additionally, statements concerning future matters or matters that are not historical are forward-looking statements. You should read our forward-looking statements carefully because they discuss our future expectations, make projections of our future results of operations or financial condition, or state other “forward-looking” information.

Although forward-looking statements in this Annual Report reflect the good faith judgment of management, such statements can only be based on facts and factors currently known by us. Consequently, forward-looking statements are inherently subject to risks and uncertainties and actual results and outcomes may differ materially from the results and outcomes discussed in or anticipated by the forward-looking statements. We believe that it is important to communicate our future expectations to our investors. However, there may be events in the future that we are not able to predict accurately or control. The factors that could cause or contribute to such differences include, but are not limited to, those discussed in Item 1A “Risk Factors” below, as well as those discussed elsewhere in this Annual Report. We urge you not to place undue reliance on these forward-looking statements, which speak only as of the date of this Annual Report. We undertake no obligation to revise or update any forward-looking statements in order to reflect any event or circumstance that may arise after the date of this Annual Report. We also suggest that you carefully review and consider the various disclosures made in this Annual Report that attempt to advise interested parties of the risks and factors that may affect our business, financial condition, results of operations and prospects.

In this document, unless the context indicates otherwise, the terms “Company” and “ManTech,” as well as the words “we,” “our,” “ours” and “us,” refer to both ManTech International Corporation and its consolidated subsidiaries. The term “registrant” refers only to ManTech International Corporation, a Delaware corporation that is the successor by merger to ManTech International Corporation, a New Jersey corporation. As a result of the merger, in January 2002, we reincorporated from New Jersey to Delaware.

Business Overview

ManTech is a leading provider of innovative technologies and solutions for mission-critical national security programs for the Intelligence Community, the Departments of Defense, State, Homeland Security, and Justice, and other U.S. federal government agencies. Our expertise includes engineering, systems integration, software services, enterprise architecture, information assurance and security architecture, intelligence operations and analysis support, network and critical infrastructure protection, information operations and computer forensics, information technology, communications integration and engineering support. With approximately 6,000 highly qualified employees, we operate in the United States and over 40 countries worldwide.

In 2005, we had revenues of $980.3 million, an 18.5% increase over our 2004 revenue of $826.9 million. We have grown substantially in the last four years, from revenues of $431.4 million at the end of 2001, just prior to our initial public offering (IPO) in February 2002, to our current levels today. We derive a substantial majority of our revenues from our customers in the Intelligence Community and the Department of Defense:

Fiscal Year	Percentage of Revenues from Intelligence Community and the Department of Defense
2005	94.9%
2004	91.6%
2003	90.8%

Our Intelligence Community and Department of Defense customers include the Office of the Secretary of Defense, the Department of State, the Department of Homeland Security, various intelligence agencies, joint intelligence task forces, the U.S. Army, Navy, Air Force and Marine Corps and joint military commands. We also provide solutions to federal government civilian agencies, including the Department of Justice, NASA, and EPA, as well as to state and local governments and commercial customers.

Industry Background

The federal government is the largest consumer of information technology services and solutions in the United States. We believe that the federal government’s spending on information technology will continue to increase in the next several years, driven by the expansion of national defense and homeland security programs, the continued need for sophisticated intelligence gathering and information sharing, increased reliance on technology service providers, due to shrinking ranks of government employee technical professionals, and the continuing impact of federal procurement reform and Office of Management and Budget mandates regarding IT spending. Federal government spending on information technology has consistently increased in each year since 1980. Input, an independent federal government market research firm, expects this trend to continue, with federal government spending on information technology forecast to increase from $59.2 billion in federal fiscal year 2005 to $78.8 billion in federal fiscal year 2010, representing an annual growth rate of 5.9%. Moreover, this data may not fully reflect government spending on classified intelligence programs, operational support services to our armed forces and complementary technical services, which include sophisticated systems engineering.

Across the National Security community, we see the following trends that will continue to drive increased spending and dependence on technology support contractors.

Increased Spending on Network Centric Warfare and Support to the Warfighter. The Department of Defense is the largest purchaser of information technology in the federal government. For fiscal year 2006, the President has signed a bill that authorizes $410.8 billion in defense spending. This same appropriations bill includes supplemental funding of $55.8 billion to the Department of Defense, with the President preparing an additional request of $70 billion to provide funding for the Global War on Terror and operations in Iraq and Afghanistan. For fiscal year 2007, the President has requested a budget of $439.3 billion, a 6.9% increase from fiscal year 2006, excluding supplementals generally used to support current ongoing operational efforts and the Global War on Terror.

In addition to the recent budget request, the Department of Defense recently completed its Quadrennial Defense Review (QDR), which is published every four years, and provides the Department of Defense’s plans for future strategic direction, including procurement trends. According to a Department of Defense QDR summary, the QDR is aimed at emphasizing agility, flexibility, speed, responsiveness and pre-emptive military concepts, which all rely on information technology systems. The 2006 QDR also emphasizes the increasing importance of net-centric warfare, which involves enabling critical relationships between organizations and people to accelerate the speed of business processes, operational decision-making and subsequent actions. According to the QDR, net-centricity requires viewing information as an enterprise asset to be shared and as a weapon system to be protected. Finally, the QDR introduced the concept of the 21st Century Total Force, which explicitly highlights the contractor’s role in support of the Department of Defense in an integrated long-term context.

Increased Spending on Intelligence Gathering and Information Sharing. The terrorist attacks of September 11, 2001 and subsequent events (especially the asymmetric warfare being waged in the Global War on Terror) have intensified the federal government’s commitment to strengthen our country’s military, intelligence, and homeland security capabilities and increased the need for information technology capable of supporting these functions. We believe intelligence agencies will increase demand for data and text mining solutions to enable them to extract, analyze, and present data gathered from the massive volumes of information available through open sources such as the Internet. This increased focus on national security, homeland security, and intelligence has also reinforced the need for interoperability among the many disparate information technology systems throughout the federal government. We believe the Department of Homeland Security and the intelligence agencies are increasingly interested in enterprise systems that enable better coordination and communication within and among agencies and departments.

Increasing Reliance on Technology Service Providers. The demand for technology service providers is expected to increase due to the need for federal agencies to maintain core operational functions while the available technical workforce shrinks. The National Academy of Public Administrators estimates that approximately 50.0% of the federal government information technology workforce are near eligibility to retire and that there will be a shortage of technically-skilled replacements. Given the difficulty the federal government has experienced in hiring and retaining skilled technology personnel in recent years, we believe the federal government will need to rely heavily on technology service providers that have experience with government legacy systems, can sustain mission-critical operations and have the required government security clearances to deploy qualified personnel in classified environments.

Continuing Impact of Federal Procurement Reform. In recent years, federal agencies have had increased access to alternative choices in their contract acquisition vehicles—such as indefinite delivery/indefinite quantity contracts (ID/IQs), Government Wide Acquisition Contracts (GWACs), the General Services Administration (GSA) schedule and agency specific Blanket Purchase Agreements (BPAs). These choices have created a market-based environment in government procurement. The environment has increased contracting flexibility and provides government entities access to multiple channels to contractor services. Contractors’ successful past performance, as well as technical capabilities and management skills, remain critical elements of the award process. We believe the increased flexibility associated with the multiple channel access, such as ID/IQs, GWACs, GSA schedule contracts and BPAs, will result in the continued utilization of these contracting vehicles in the future, and will facilitate access to service providers to meet the increased demand for, and delivery of, required services and solutions.

Our Solutions and Services

We deliver comprehensive information technology, technical and other services and solutions for mission-critical, enterprise information technology and communication systems, primarily in support of National Security programs for the Intelligence Community and Department of Defense. Our solutions include the following services offerings, often delivered in combination over an extended period of time in support of long-term programs:

•	systems engineering

•	systems integration

•	software development

•	enterprise architecture (design, review, implementation)

•	information assurance (security architecture, computer forensics, intrusion detection, penetration testing, cyber threat analysis)

•	intelligence operations and analysis support

•	network and critical infrastructure protection

•	information operations and information warfare support

•	information technology (system development lifecycle management and system modernization)

•	communications integration

•	enterprise and field engineering support

Our offerings fall into one or more of three basic categories: Secure Systems and Infrastructure; Information Technology; and Systems Engineering.

Secure Systems and Infrastructure Solutions

We provide a broad range of solutions to enhance systems and network availability and mission-critical performance of our customers’ hardware, software, computer network and telecommunication assets and operations, including the following.

Intelligence Operations and Analysis Support. We provide services for strategic and tactical intelligence systems, networks and facilities in support of the Intelligence Community and Department of Defense. To support classified systems and facilities designed to collect, analyze, process and report on various intelligence sources, we develop and integrate collection and analysis systems and techniques. Our intelligence-related services also include the design, rapid development and prototyping, integration and management of real-time signal processing systems. We also provide support to the development and application of analytical techniques to counter-terrorist operations. Our offerings also include the provision of subject matter expert analysts who work directly with the Intelligence Community and Department of Defense customers to produce long-term classified and unclassified research/analytic reporting, as well as provide real-time analytic support for ongoing intelligence operations.

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

For example, we provide integrated security support for the Joint Strike Fighter (JSF) Program. With numerous highly classified technologies incorporated in its design and international content in both its development and its usage, the JSF Program presents the most complex security problem set of any weapon system in our nation’s history. We provide a complete range of integrated security services to the JSF Program Office, including physical, personnel, and cyber security disciplines, as well as in-depth support to international disclosure controls. Our established performance in security architecture development and critical information protection, and our security and risk management methodologies, establish a framework for lifecycle JSF program protection that encompasses all security disciplines.

Information Assurance. We provide comprehensive lifecycle information assurance/security support services to the Department of State, the Department of Justice and agencies in the Intelligence Community. Our services include around the clock intrusion detection and network monitoring, cyber security incident response, network security design, architecture and engineering, certification and accreditation, information assurance training and awareness support, policy review and reporting, compliance auditing, and cyber threat analysis and vulnerability analysis. In 2005, our State Department customer, which supports a 50,000 user population operating in 260 locations worldwide on classified and unclassified networks, was awarded the prestigious National Security Agency sponsored Frank R. Rowlett Award for excellence in information assurance for efforts directly supported by our personnel.

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

For example, we operate regional support centers in the United States, Iraq, Afghanistan, Germany, Korea, Kuwait, Bosnia and elsewhere for intelligence, electronic warfare and related critical missions. We perform systems and network troubleshooting, maintenance, repair and installation, as well as integration and testing of electronic, electrical and mechanical equipment designed for vehicular, airborne and portable platforms. Our personnel stationed at these regional support centers have supported every major military deployment since 1990. Beginning with Desert Storm and currently for Iraqi Freedom, our personnel have provided Command, Control, Communications, Computers and Intelligence (C4I) systems operations and maintenance support to deployed units in hostile environments. As part of other overseas activities, we have personnel deployed at locations in Afghanistan, and Kyrgyzstan in support of Air Force operations.

Information Technology Solutions

We provide a broad range of information technology solutions to our customers, including the following.

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

Information Operations. We provide customers in the Department of Defense and Intelligence Community a wide range of services in the areas of computer forensic analysis, cyber defense, intrusion operations, and network monitoring operations. We perform full-scope digital analysis including advanced data mining analysis, atypical data recovery techniques, and data extraction. We conduct advanced computer network operations analysis including the reverse engineering of network protocols, applications, and operating systems. We also provide custom internet enumeration and analysis services and full lifecycle support for internet access architectures.

For example, in support of a customer, we developed and staffed a national level computer forensic laboratory and provided a broad spectrum of subject matter expertise, including the following:

•	advanced computer forensic analysis

•	reverse engineering and code analysis

•	forensic signature creation, detection, and analysis

•	damaged media recovery

•	hidden data processing

•	protected data processing

•	forensic software development

•	custom training development and implementation

We played a crucial role in the successful establishment of a national level computer forensic laboratory and provided advanced forensics support.

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

For example, we developed a state-of-the-art analytic environment that provides access to regional, national and international information with appropriate security level access controls providing direct operational support to time sensitive counterterrorism activities in support of an Intelligence Community customer.

We also developed the major portions of the Homeland Security Information Network (HSIN), which the Department of Homeland Security uses to allow all states, major urban areas, counties and certain foreign government allies to collect, share and disseminate information to combat terrorism. We based HSIN on the Joint Regional Information Exchange System (JRIES), a technology solution that we developed for the Defense Intelligence Agency. HSIN is a secure, around the clock, web-based, real-time collaborative tool that has interactive connectivity with the Department of Homeland Security operations center. This secure system significantly enhances the ability of users to exchange real-time threat information at the sensitive-but-unclassified level. In 2005, HSIN was utilized to support rescue and relief efforts in the aftermath of hurricane Katrina.

Systems/Network Maintenance Services. We have extensive experience in maintaining a wide range of information management resources for our customers. We perform comprehensive systems administration, including around the clock support for continuous mission operations. For example, for the Army, we provide systems administration and help desk functions at a domestic location for a command and management system, as well as help desk functions in an overseas remote location that supports 1,500 users. For this customer, we also provide on-site support for the command and management system workstations and networks located throughout countries in Central and South America.

Systems Engineering Solutions

We offer our customers a broad range of systems engineering solutions, including the following.

Systems Engineering Services. We perform comprehensive systems engineering services to analyze and develop solutions for customer hardware and software requirements. We also evaluate existing system designs to determine if performance enhancements or cost savings can be derived through the integration of current technologies. Since 1968, our engineers and scientists have been providing critical acoustic systems engineering support to the Navy that includes data acquisition and analysis, model instrumentation and maintenance, and program and logistics support. Our personnel have performed acoustic testing for every operational Navy combatant—both surface and submarine. Our support to the Navy also involves data acquisition and recording technology, advanced signal processing and sonar systems engineering analysis. We also support combat identification systems development, and provide systems engineering and technical services that support the design and installation of communication, intelligence, electronic warfare and information systems aboard Navy and Coast Guard ships and at shore-based facilities.

Testing and Evaluation. We test complex and mission-critical hardware and software systems used by the Army, Navy and NASA, with many of these customer relationships spanning more than three decades. We have played key roles in improving the performance, reliability, maintainability, supportability and weapons effectiveness of all Navy in-service rotary and fixed wing platforms, including the F/A-18E/F Super Hornet, and their associated ordnance. We are participating in the development of plans for testing and evaluating the Joint Strike Fighter and the Multi-Mission Maritime Aircraft.

We have supported the NASA Goddard Space Flight Center for more than 30 years as the principal contractor responsible for providing comprehensive integration, environmental test engineering and operations support for systems such as the Hubble Space Telescope. Our space payload test and integration services have supported every in-house earth orbit program since 1971. We conduct a broad range of tests, including structural, acoustics, vibration, space simulation and electromagnetic tests, to certify that all flight hardware can withstand the extreme conditions of space flight. We have been recognized within Goddard and the NASA community for our test, integration, transportation and launch site support.

Independent Validation and Verification. We perform tests to certify that new systems or upgraded systems operate in accordance with their design requirements. For example, we have performed certification services for aircraft weapon systems in support of U.S. Naval Air Systems Command programs.

Our Growth Strategy

Our objective is to grow our business profitably as a premier provider of comprehensive information technology and technical services solutions to the federal government market. Our strategies for achieving this objective include the following.

Expand Our Customer Base. We intend to capitalize on our long-term relationships with our customers and our reputation within the Intelligence Community, Department of Defense and other government agencies to attract new customers and to cross-sell our broad array of solutions to our existing customers. Under the “best value” contracting process that has resulted from reforms in the government process, past performance and technical approach are key factors that the government may consider when evaluating competitive bids. Based on our long-term support to numerous customers, we believe we have a successful past performance track record and have demonstrated technical expertise that gives us credibility with these customers and enhances our ability to be successful in bidding on follow-on contracts and in competing for new programs of both existing and new customers. As customers seek a “single integrator solution” approach, we believe that we have sufficient experience and expertise to support such programs for current and new customers. Because our personnel are on-site with our customers or work in close proximity to our customers, we develop close relationships with them and are often able to enhance our customers’ operations by rapidly identifying and developing solutions for customer-specific requirements.

Target High Growth Segments of the Market. We believe the projected growth in government information technology and technical services spending will present opportunities for development and delivery of advanced technology solutions for enterprise applications and information systems. We intend to expand our service offerings in high growth program areas. In particular, we intend to focus on providing new or improved solutions in information assurance, including cyber security and homeland defense programs, and other secure systems and infrastructure solutions in support of National Security programs that support the Global War on Terror and ongoing operations in active theaters of military and intelligence operations, such as Iraq and Afghanistan. We also plan to continue to target customers seeking to improve their IT infrastructures and systems, especially those charged with building and operating enhanced web-based collaboration/sharing platforms. We have also identified information assurance and homeland defense programs as targeted growth areas.

Attract and Retain Highly Skilled and Highly Cleared Personnel. We intend to continue to attract and retain skilled professionals, including engineers, scientists, analysts, technicians and support specialists, to ensure that we have the capabilities to fulfill our customers’ requirements. We target candidates who have served in the military or as civilian experts in the Intelligence Community and Department of Defense, as well as those who are leading specialists in their technology disciplines. We believe we can continue to retain our employees by offering competitive compensation and incentive plans, opportunities for career growth through company-supported education programs and diverse, challenging assignments at over 180 locations worldwide. As of December 31, 2005, over 75% of our workforce possess clearances and over 50% possess Top Secret or above level clearances.

Leverage Intellectual Property to Provide Complete Technology Solutions. We intend to leverage our internally developed intellectual property to provide complete technology solutions and generate incremental revenue opportunities across our service offerings. For example, we have implemented our NetWitness product, our integrated network forensic solution, into several intelligence agencies where we previously provided only technology services.

Pursue Strategic Acquisitions. We plan to enhance our internal growth by selectively pursuing strategic acquisitions of businesses that can cost-effectively broaden our domain expertise and service offerings and allow us to establish relationships with new customers. We have acquired six companies since our IPO in February 2002, accelerating our overall revenue growth. We are focused primarily on acquiring businesses that provide value-added solutions for the Intelligence Community and Department of Defense, but we will also consider opportunities to acquire other businesses where we can leverage our reputation and experienced management team.

Our Customers

Our customers consist primarily of U.S. federal government intelligence, military and civilian agencies We have successful, long-standing relationships with our customers, having supported many of them for 15 to 30 years. Some of our representative customers include:

•	Intelligence and Department of Defense customers, such as the Office of the Secretary of Defense, the U.S. Army, Navy, Air Force and Marine Corps, the Department of State, the Department of Homeland Security, Joint Intelligence Task Forces and multiple intelligence and classified agencies.

•	Civilian agencies or departments, such as the Department of Justice, the Environmental Protection Agency, and the National Aeronautics and Space Administration.

We derive the vast majority of our revenues from our federal government customers, consisting primarily of customers in the Intelligence Community and Department of Defense.

Fiscal Year	Percentage of Revenues from Federal Government Customers
2005	98.0%
2004	98.1%
2003	98.0%

Our federal government customers typically exercise independent contracting authority, and multiple offices or divisions within an agency or department may directly, or through a prime contractor, use our services as a separate customer so long as that customer has independent decision-making and contracting authority within its organization. For example, under a blanket purchasing agreement with one of the Army’s contracting agencies, program managers throughout the Army and from other services and defense agencies are able to purchase a wide range of our solutions. One customer, the U.S. Army Lifecycle Management Command (LCMC-HQ) (formerly Communications-Electronic Command Headquarters—CECOM-HQ) accounted for 19.7% of our revenues for the year ended December 31, 2005, and 15.4% of our revenues for the year ended December 31, 2004. No single customer accounted for 10% or more of our revenues for the year ended December 31, 2003. In addition, there were no sales to any customers within a single country (except for the United States) where the sales accounted for 10% or more of our total revenue.

For 2005 and 2004, we derived 18.7% and 14.0%, respectively, of our revenues through relationships with prime contractors, who contract directly with the customer and subcontract to us.

Foreign Operations

We treat sales to U.S. government customers as sales within the United States, regardless of where services are performed. The percentages of total revenues by geographic customer for the last three years were as follows:

	Year ended December 31,
	2005	2004	2003
United States	99.3%	99.4%	99.4%
International	0.7%	0.6%	0.6%

	100%	100%	100%

Other information relating to our foreign operations is provided in Note 4 to our consolidated financial statements.

Backlog

At December 31, 2005, our backlog was $2.3 billion, of which $467 million was funded backlog. At December 31, 2004, our backlog was $1.6 billion, of which $444 million was funded backlog. Backlog and funded backlog represent estimates that we calculate on the basis described below. We expect that approximately 35% to 45% of our total backlog will be recognized as revenues prior to December 31, 2006.

We define backlog as our estimate of the remaining future revenues from existing signed contracts, assuming the exercise of all options relating to such contracts and including executed task orders issued under GSA schedule contracts. This includes an estimate of revenues for solutions that we believe we will be asked to provide in the future under the terms of executed multiple-award contracts for which we are not the sole provider, meaning that the customer could turn to other companies to fulfill the contract. It also includes an estimate of revenues from indefinite delivery, indefinite quantity contracts, which specify a maximum, but only a token minimum, amount of goods or services that may be provided under the contract. Backlog does not include the value for contracts where we have been given permission by the customer to begin or continue working, but where a formal contract or contract extension has not yet been signed.

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

Changes in the amount of our backlog and funded backlog result from potential future revenues from the execution of new contracts or the extension of existing contracts, reductions from contracts that end or are not renewed, reductions from the early termination of contracts, and adjustments to estimates for previously included contracts. Changes in the amount of our funded backlog also are affected by the funding cycles of the government. Our estimates of future revenues are necessarily inexact and the receipt and timing of any of these revenues is subject to various contingencies, many of which are beyond our control. The actual accrual of revenues on programs included in backlog and funded backlog may never occur or may change because a program schedule could change, a program could be canceled, a contract could be modified or canceled, an option that we have assumed would be exercised is not exercised, or initial estimates regarding the level of solutions that we may provide could prove to be wrong. For the same reason, we believe that period-to-period comparisons of backlog and funded backlog are not necessarily indicative of future revenues that we may receive.

Employees

As of December 31, 2005, we had approximately 6,000 employees, including approximately 300 part-time and temporary full-time employees. Over 700 employees were located outside of the United States.

Approximately 200 of our employees, all of whom are located at NASA’s Goddard Space Flight Center, are represented by the International Brotherhood of Electrical Workers union under a collective bargaining agreement. We have not experienced any work stoppage or strike by these employees and believe our relations with the union and our employees to be good.

Patents, Trademarks, Trade Secrets and Licenses

We own two patents in the United States and two patents in Canada. While we believe these patents are valid, we do not consider our business to be dependent on the protection of these patents in any material way.

We presently own 18 registered trademarks and service marks in the U.S., and we have three registered copyrights. Because most of our business involves providing services to federal government customers, our operations generally are not substantially dependent upon obtaining and/or maintaining copyright or trademark protections, although our operations make use of such protections.

We license third party software, data and products. With the exception of our enterprise resource planning software, our operations are not materially dependent on such licenses.

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

Competition

Our key competitors currently include divisions of large defense contractors such as BAE Systems, plc, Computer Sciences Corporation, General Dynamics, Lockheed Martin Corporation, Northrop Grumman Corporation, and Science Applications International Corporation, as well as a large number of smaller U.S. government contractors with specialized capabilities, such as CACI, Booz Allen & Hamilton and SRA International. Because of the diverse requirements of U.S. government customers and the highly competitive nature of large procurements, corporations frequently form teams to pursue contract opportunities. The same companies listed as competitors will, at times, team with us or subcontract to us in the pursuit of new business. We believe that the major competitive factors in our market are distinctive technical competencies, successful past contract performance, intelligence and military work experience, price of services, reputation for quality and key management with domain expertise.

2005 Acquisition

Gray Hawk Systems, Inc.—On May 31, 2005, we completed the acquisition of 100 percent of the outstanding shares of Gray Hawk Systems, Inc. (“Gray Hawk”). Gray Hawk provides a broad range of intelligence-related services to the homeland security, law enforcement, Intelligence Community and the Department of Defense markets. The acquisition was consummated pursuant to an Agreement and Plan of Merger, dated May 3, 2005, which provided for the merger of a wholly owned subsidiary of ManTech with and into Gray Hawk, with Gray Hawk surviving the merger and becoming a wholly owned subsidiary of ManTech (“ManTech Gray Hawk”).

We believe the Gray Hawk acquisition further solidifies our position as a supplier of services in the high-end intelligence market. It expands our presence in homeland security related missions and compliments our high-end offerings for the Intelligence Community and Department of Defense. Gray Hawk’s capabilities round-out our skills in the end-to-end, intelligence information processing cycle, and give us access to new markets in national defense agencies which we believe will become increasingly important as the Intelligence Reform Act of 2004 continues to unfold.

The purchase price for the Merger was $101.8 million in cash, which included transaction costs of $0.3 million. The purchase price included the full payment of Gray Hawk’s outstanding debt, repurchase of employee stock options by Gray Hawk, transaction costs and other related transaction expenses. Pursuant to the Merger

Agreement, and as security for the Gray Hawk shareholders’ indemnification obligations, an escrow account in an amount equal to 10% of the adjusted purchase price has been established for a period of one year following the closing of the Merger, which is to be used to satisfy certain indemnification obligations of the shareholders of Gray Hawk.

2004 Acquisition

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

2003 Acquisitions

Integrated Data Systems Corporation—On February 28, 2003, we acquired 100 percent of the outstanding common shares of Integrated Data Systems (IDS) for a cash purchase price of $62.7 million, net of cash on hand of $2.8 million. The cash purchase price excluded $1.0 million of acquisition-related costs and was subject to an earnout provision. Founded in 1990, IDS delivers technology solutions and products in four core areas: software development, systems engineering/networking, information assurance, and government acquisition/procurement support software. IDS has developed secure, advanced messaging and collaboration applications and solutions in support of a wide variety of national security networks and systems. IDS is also one of Microsoft’s leading certified partners supporting U.S. government classified Intelligence Community programs. Many of the IDS employees have military or intelligence experience and high-level clearances.

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

In February 2005, we reached a final corporate determination to exit the personnel security investigation (PSI) services business and discontinue operations at our MSM subsidiary. We reached the determination to sell our MSM subsidiary after we concluded that the MSM business no longer furthered our long-term strategic objectives. Currently, we intend to sell MSM as a going-concern and are in discussions with potential buyers. We expect to complete the sale or other disposition of the MSM operations by the end of the second quarter 2006. At December 31, 2005, we recorded a loss accrual of $3.6 million on the valuation of these assets based on offers received from potential buyers in early 2006. The loss accrual reflects the write-off of intangible assets including goodwill, net of taxes and a valuation allowance of $1.3 million for deferred state income tax assets. For further information, see Note 16 to the Consolidated Financial Statements in Item 8.

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

ITEM 1A. Risk Factors

We depend on contracts with the U.S. federal government for substantially all of our revenues. If our relationships with the federal government are harmed, our business could be adversely affected.

We expect that federal government contracts will continue to be the primary source of our revenues for the foreseeable future. We derived approximately 98% of our revenues from our federal government customers, (consisting primarily of customers in the Intelligence Community, the Departments of Defense, State, Homeland Security and Justice, and other U.S. federal government agencies) in each of the last two years. Our business, prospects, financial condition or operating results could be materially harmed if

•	We are suspended or debarred from contracting with the federal government or a significant government agency,

•	Our reputation or relationship with government agencies is impaired, or

•	The government ceases to do business with us, or significantly decreases the amount of business it does with us.

Among the key factors in maintaining our relationships with federal government agencies are our performance on individual contracts and task orders, the strength of our professional reputation and the relationships of our senior management with our customers.

Federal government spending priorities may change in a manner that harms our business.

Our business depends upon continued federal government expenditures on intelligence, defense and other programs that we support. These expenditures have not remained constant over time. For example, the overall U.S. defense budget declined for periods of time in the late 1980s and the early 1990s. While spending authorizations for intelligence and defense-related programs by the government have increased in recent years, and in particular after the September 11, 2001 terrorist attacks, future levels of expenditures and authorizations for these programs may decrease, remain constant or shift to programs in areas where we do not currently provide services. Our business, prospects, financial condition or operating results could be materially harmed by the following

•	Budgetary constraints affecting federal government spending generally, or specific departments or agencies in particular, and changes in fiscal policies or available funding,

•	Changes in federal government programs or requirements,

•	Federal government shutdowns (such as that which occurred during the federal government’s 1996 fiscal year) and other potential delays in the government appropriations process,

•	Curtailment of the federal government’s use of professional services providers,

•	Competition and consolidation in the information technology industry,

•	The adoption of new laws or regulations,

•	Delays in the payment of our invoices by federal government offices due to problems with, or upgrades to, federal government information systems, or for other reasons, and

•	General economic conditions.

Federal government contracts contain provisions that are unfavorable to us.

Federal government contracts contain provisions, and are subject to laws and regulations, that give the government rights and remedies not typically found in commercial contracts. These provisions may allow the government to

•	Terminate existing contracts for convenience, as well as for default,

•	Reduce or modify contracts or subcontracts,

•	Cancel multi-year contracts and related orders if funds for contract performance for any subsequent year become unavailable,

•	Decline to exercise an option to renew a multi-year contract,

•	Claim rights in products and systems produced by us,

•	Suspend or debar us from doing business with the federal government or with a governmental agency, and

•	Control or prohibit the export of our products.

If the government terminates a contract for convenience, we may recover only our incurred or committed costs, settlement expenses and profit on work completed prior to the termination. If the government terminates a contract for default, we may not recover even those amounts, and instead may be liable for excess costs incurred by the government in procuring undelivered items and services from another source. We may experience performance issues on some of our contracts. We may receive show cause or cure notices under contracts that, if not addressed to the government’s satisfaction, could give the government the right to terminate those contracts for default or to cease procuring our services under those contracts in the future.

We may be exposed to liabilities or losses from operations that we have or will discontinue or otherwise sell, including our MSM subsidiary.

In February 2005, we reached a final corporate determination to exit the personnel security investigation (PSI) services business and discontinue operations at our MSM subsidiary. Currently, we intend to sell MSM as a going-concern. We have engaged in discussions with potential buyers, and we expect to complete the sale or other disposition of the MSM operations by the end of the second quarter of 2006. However, we cannot assure you that we will complete a transaction under the terms currently being discussed with such parties, or at all. Similarly, we may incur unanticipated additional costs in connection with the sale or disposition of MSM. If we are not able to sell or dispose of MSM on the terms currently contemplated, our business, prospects, financial condition or operating results could be harmed.

In recent years, we have sold or wound down the operations of other businesses as well.

For more information on these discontinued operations, please see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Discontinued Operations and Note 16 to our consolidated financial statements. Our consolidated financial statements reflect, under the heading “Discontinued Operations,” our estimate of the net losses we expected from these operations through the date we estimated they would be disposed, and all losses expected to be realized upon the disposal of these operations. Even after the disposition of these businesses, we may continue to be exposed to some liabilities arising from their prior operations. Additionally, when we sell one of our subsidiaries, the operative contractual agreement may contain provisions that require us to indemnify the purchaser for certain liabilities that arose prior to the sale date but that are discovered afterwards. Even though these liabilities are often capped, until the indemnification period expires, we may continue to be exposed to such liabilities.

If we fail to comply with complex procurement laws and regulations, we could be liable for various penalties or sanctions.

We must comply with laws and regulations relating to the formation, administration and performance of federal government contracts. These laws and regulations affect how we conduct business with our federal government contracts. In complying with these laws and regulations, we may incur additional costs, and non-compliance may also allow for the assignment of additional fines and penalties, including contractual damages. Among the more significant laws and regulations affecting our business are the following:

•	The Federal Acquisition Regulations

Along with agency regulations supplemental to the Federal Acquisition Regulations, comprehensively regulate the formation, administration and performance of federal government contracts

•	The Truth in Negotiations Act

Requires certification and disclosure of all cost and pricing data in connection with contract negotiations

•	The Cost Accounting Standards and Cost Principles

Imposes accounting requirements that govern our right to reimbursement under certain cost-based federal government contracts

•	Laws, regulations and executive orders restricting the use and dissemination of information classified for national security purposes and the export of certain products and technical data. We engage in international work falling under the jurisdiction of U.S. export control laws. Failure to comply with these control regimes can lead to severe penalties, both civil and criminal, and can include debarment from contracting with the U.S. government.

Our contracting agency customers periodically review our performance under and compliance with the terms of our federal government contracts. We also routinely perform internal reviews. As a result of these reviews, we may learn that we are not in compliance with all of the terms of our contracts. If a government review or investigation uncovers improper or illegal activities, we may be subject to civil or criminal penalties or administrative sanctions, including

•	Termination of contracts

•	Forfeiture of profits

•	Cost associated with triggering of price reduction clauses

•	Suspension of payments

•	Fines, and

•	Suspension or debarment from doing business with federal government agencies.

If we fail to comply with these laws and regulations, we may also suffer harm to our reputation, which could impair our ability to win awards of contracts in the future or receive renewals of existing contracts. If we are subject to civil and criminal penalties and administrative sanctions or suffer harm to our reputation, our current business, future prospects, financial condition, or operating results could be materially harmed. In addition, we are subject to industrial security regulations of the Department of Defense and other federal agencies that are designed to safeguard against unauthorized release or access to classified information by foreign nationals. The government may also reform our procurement practices or adopt new contracting rules and regulations, including cost accounting standards, that could be costly to satisfy or that could impair our ability to obtain new contracts.

Unfavorable federal government audit results could subject us to penalties or sanctions, and could harm our reputation and relationships with our customers and impair our ability to win new contracts.

The Defense Contract Audit Agency (DCAA) and other government agencies routinely audit and investigate government contracts. These agencies review a contractor’s performance on its contract, cost structure and compliance with applicable laws, regulations and standards. The DCAA also reviews the adequacy of, and a contractor’s compliance with, its internal control systems and policies, including the contractor’s purchasing, property, estimating, compensation and management information systems. Any costs found to be improperly allocated to a specific contract will not be reimbursed, while such costs already reimbursed must be refunded. Therefore, a DCAA audit could materially affect our competitive position and result in a substantial adjustment to our revenues. If a government audit uncovers improper or illegal activities, we may be subject to civil and criminal penalties and administrative sanctions, including termination of contracts, forfeiture of profits, suspension of payments, fines and suspension or debarment from doing business with federal government agencies. In addition, we could suffer serious harm to our reputation if allegations of impropriety were made against us.

We derive significant revenues from contracts awarded through a competitive bidding process.

We expect that a significant portion of our future business will be awarded through competitive bidding. Competitive bidding presents a number of risks, including

•	Bidding on programs in advance of the completion of their design, which may result in unforeseen technological difficulties and cost overruns,

•	Spending substantial cost and managerial time and effort to prepare bids and proposals for contracts that may not be awarded to us, which may result in reduced profitability,

•	Failing to accurately estimate the resources and cost structure that will be required to service any contract we are awarded,

•	Incurring expense and delay due to a competitor’s protest or challenge of contract awards made to us, including the risk that any such protest or challenge could result in the resubmission of bids on modified specifications, or in the termination, reduction or modification of the awarded contract, which may result in reduced profitability,

•	Changes to client bidding practices or government reform of its procurement practices, which may alter the prescribed contract relating to GSA contracts or other government-wide contracts, and

•	Changes in policy and goals by the government providing set aside funds to small businesses, disadvantaged businesses, and other socio-economic requirements in the allocation of contracts.

We may not be provided the opportunity in the near term to bid on contracts that are held by other companies and are scheduled to expire if the government extends the existing contract. If we are unable to win particular contracts that are awarded through the competitive bidding process, we may be unable to operate in the market for services that are provided under those contracts for a number of years. If we are unable to consistently win new contract awards over any extended period, our business and prospects will be adversely affected.

The government may terminate our federal government contracts at any time.

We derive substantially all of our revenue from federal government contracts that may span one or more base years and one or more option years. The option periods typically cover more than one-half of the contract’s duration. Federal government agencies generally have the right not to exercise these option periods. Additionally, federal government contracts typically contain provisions permitting a government client to terminate the contracts for its convenience. A decision not to exercise option periods or a decision to terminate contracts could result in a substantial adjustment to our revenues and reduce the profitability of these contracts to us.

We may not accurately estimate the expenses, time and resources necessary to satisfy our contractual obligations.

We enter into three types of federal government contracts for our services: cost-plus, time-and-materials and fixed-price. For our last two fiscal years, we derived revenue from such contracts as follows:

Contract Type	2005	2004
Cost-Plus	26.8%	28.7%
Time-and-Materials	63.0%	61.4%
Fixed-Price	10.2%	09.9%

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

If we acquire other businesses, our contract mix may change.

We may not receive the full amount authorized under our contracts and we may not accurately estimate our backlog.

As of December 31, 2005, our estimated contract backlog totaled approximately $2.3 billion, of which approximately $467 million was funded. Backlog is our estimate of the remaining future revenues from existing signed contracts, and assume the exercise of all options relating to such contracts. Backlog also includes estimates of revenues for solutions that we believe we will be asked to provide in the future under the terms of executed multiple-award contracts, and estimates of revenues from indefinite delivery indefinite quantity (IDIQ) contracts.

Our estimates of future revenues are necessarily inexact, and the receipt and timing of any of these revenues is subject to various contingencies, many of which are beyond our control. The actual accrual of revenues on programs included in backlog and funded backlog may never occur, or may change as a result of a program schedule change, a program cancellation, a contract modification, an option that we had assumed would be exercised not being exercised, or an inaccurate estimate regarding the level of solutions that we are asked to provide.

There can be no assurance that our backlog will result in actual revenue in any particular period, or at all, or that any contract included in backlog will be profitable. There is a higher degree of risk in this regard with respect to unfunded backlog. In recent years we have derived a significant percentage of our revenues under GSA schedule contracts and task orders, which are procurement vehicles under which government agencies may, but are not required to, purchase professional services or products. Our estimates are based on our experience using such vehicles and similar contracts. However, there are no assurances that all, or any, of such estimated contract value will be recognized as revenue.

Many of our federal government customers execute their procurement budgets through multiple award contracts under which we are required to compete for post-award orders, or for which we may not be eligible to compete, potentially limiting our ability to win new contracts and increase revenue.

Budgetary pressures and reforms in the procurement process have caused many U.S. federal government customers to increasingly purchase goods and services through multiple award IDIQ contracts, General Services Administration (GSA) Schedule contracts and other multiple award and/or Government Wide Acquisition Contracts (GWAC) vehicles. These contract vehicles have resulted in increased competition and pricing pressure requiring that we make sustained post-award efforts to realize revenues under the relevant contract. There can be no assurance that we will continue to increase revenues or otherwise sell successfully under these contract vehicles. Our failure to compete effectively in this procurement environment could harm our operating results.

Failure to maintain strong relationships with other contractors could result in a decline in our revenues.

In 2005 and 2004, we derived 18.7% and 14.0% of our revenues, respectively, from contracts in which we acted as a subcontractor to other contractors or to joint ventures that we and other contractors formed to bid on and execute particular contracts or programs. We expect to continue to depend on relationships with other contractors for a portion of our revenues for the foreseeable future. Our business, prospects, financial condition or operating results could be harmed if other contractors eliminate or reduce their subcontracts or joint venture relationships with us, either because they choose to establish relationships with our competitors or because they choose to directly offer services that compete with our business, or if the government terminates or reduces these other contractors’ programs or does not award them new contracts.

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

We may not be successful in identifying acquisition candidates, and we may undertake acquisitions that could increase our costs or liabilities or be disruptive.

One of our key operating strategies is to selectively pursue acquisitions. We have made a number of acquisitions in the past, are currently evaluating a number of potential acquisition opportunities, and will consider other acquisitions in the future. We may not be able to identify suitable acquisition candidates at prices we consider appropriate, or finance acquisitions on terms that are satisfactory to us. If we do identify an appropriate acquisition candidate, we may not be able to successfully negotiate the terms of an acquisition, finance the acquisition or, if the acquisition occurs, integrate the acquired business into our existing business. Negotiations of potential acquisitions and the integration of acquired business operations could disrupt our business by diverting management away from day-to-day operations. Acquisitions of large businesses or other material operations may require additional debt or equity financing, resulting in additional leverage or dilution of ownership.

If we are unable to successfully integrate companies that we acquire, our revenue and operating results could suffer. The integration of such businesses into our operations may result in unforeseen operating difficulties (including incompatible accounting and information management systems), may absorb significant management attention and may require significant financial resources that would otherwise be available for the ongoing development or expansion of our business. The difficulties of integration may be increased by the necessity of coordinating geographically dispersed organizations, integrating personnel with disparate business backgrounds and combining different corporate cultures. In certain acquisitions, federal acquisition regulations may require us to enter into government novation agreements, a potentially time-consuming process. We also may not realize cost efficiencies or synergies that we anticipated when selecting our acquisition candidates. We may experience attrition, including, but not limited to, key employees of the acquired companies, during and following the integration of the acquired businesses that could reduce our future revenue. In addition, we may need to record write-downs from future impairments of intangible assets, which could reduce our future reported earnings. At times, acquisition candidates may have liabilities or adverse operating issues that we fail to discover through due diligence prior to the acquisition. In particular, to the extent that prior owners of any acquired businesses or properties failed to comply with or otherwise violated applicable laws or regulations, or failed to fulfill their contractual obligations to the federal government or other clients, we, as the successor owner, may be financially responsible for these violations and failures and may suffer harm to our reputation or otherwise be adversely affected. The discovery of any material liabilities associated with our acquisitions could cause us to incur additional expenses and cause a reduction in our operating profits.

If we fail to recruit and retain skilled employees or employees with the necessary security clearances, we might not be able to perform under our contracts or win new business.

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

We operate in highly competitive markets and generally encounter intense competition to win contracts. We compete with many other firms, ranging from small, specialized firms to large, diversified firms, many of which have substantially greater financial, management and marketing resources than we do. Our competitors may be able to provide our customers with different or greater capabilities or benefits than we can provide in areas such as technical qualifications, past contract performance, geographic presence, price and the availability of qualified professional personnel. Our failure to compete effectively with respect to any of these or other factors could cause our revenue and operating profits to decline. In addition, our competitors also have established or may establish relationships among themselves or with third parties to increase their ability to address our customers’ needs. Accordingly, it is possible that new competitors or alliances among competitors may emerge.

Mr. Pedersen, our Chairman and Chief Executive Officer, effectively controls our company, and his interests may not be aligned with those of other stockholders.

As of December 31, 2005, Mr. Pedersen owned approximately 45.5% of our outstanding shares of Class A and Class B common stock, and owned or controlled approximately 89.3% of the combined voting power of our stock. Accordingly, Mr. Pedersen controls the vote on all matters submitted to a vote of our stockholders. As long as Mr. Pedersen beneficially owns a majority of the combined voting power of our common stock, he will have the ability, without the consent of our public stockholders, to elect all members of our board of directors and to control our management and affairs. Mr. Pedersen’s voting control may have the effect of preventing or discouraging transactions involving an actual or a potential change of control of the Company, regardless of whether a premium is offered over then-current market prices. Mr. Pedersen will be able to cause a change of control of the Company. Mr. Pedersen could also cause a registration statement to be filed and to become effective under the Securities Act of 1933, thereby permitting him to freely sell or transfer the shares of common stock that he owns. In addition, the interests of Mr. Pedersen may conflict with the interests of other holders of our common stock.

The loss of any member of our senior management could impair our customer relationships and disrupt the management of our business.

We believe that our success depends in part on the continued contributions of our co-founder, Chairman of the Board of Directors and Chief Executive Officer, George J. Pedersen; our President and Chief Operating Officer, Robert A. Coleman; our Chief Financial Officer, Kevin M. Phillips; our Senior Executive Vice President, Eugene C. Renzi; and other members of our senior management. We rely on our executive officers and senior management to generate business and execute programs successfully. Furthermore, the relationships and reputation that members of our management team have established and maintain with government and military personnel contribute to our ability to maintain good customer relations and to identify new business opportunities. The loss of Mr. Pedersen, Mr. Coleman, Mr. Phillips, Mr. Renzi or any other senior management personnel could impair our ability to identify and secure new contracts, to maintain good customer relationships and otherwise to manage our business.

We may be liable for systems and service failures.

We create, implement and maintain information technology and technical services solutions that are often critical to our customers’ operations, including those of federal, state and local governments. We have experienced and may in the future experience some systems and service failures, schedule or delivery delays and other problems in connection with our work. If our solutions, services, products or other applications have significant defects or errors, are subject to delivery delays or fail to meet our customers’ expectations, we may

•	Lose revenues due to adverse customer reaction,

•	Be required to provide additional services to a customer at no charge,

•	Receive negative publicity, which could damage our reputation and adversely affect our ability to attract or retain customers, and

•	Suffer claims for substantial damages against us.

In addition to any costs resulting from product warranties, contract performance or required corrective action, these failures may result in increased costs or loss of revenues if they result in customers postponing subsequently scheduled work or canceling or failing to renew contracts.

While many of our contracts with the federal government limit our liability for damages that may arise from negligence in rendering services to our customers, we cannot be sure that these contractual provisions will protect us from liability for damages if we are sued. Furthermore, our errors and omissions and product liability insurance coverage may not continue to be available on reasonable terms or in sufficient amounts to cover one or more large claims, or the insurer may disclaim coverage as to some types of future claims. The successful assertion of any large claim against us could seriously harm our business. Even if not successful, these claims could result in significant legal and other costs and may be a distraction to our management and may harm our reputation.

Covenants in our credit facility may restrict our financial and operating flexibility.

We maintain a credit facility with Citizens Bank of Pennsylvania, KeyBank National Association, Branch Banking and Trust Company of Virginia, Chevy Chase Bank, F.S.B., and Riggs Bank, N.A. Our agreement initially provides for a $125 million revolving credit facility that can be increased to $200 million. The maturity date of the agreement is February 25, 2009. Our credit facility contains covenants that limit or restrict our ability to borrow additional money, merge or consolidate, sell or dispose of assets other than in the ordinary course of business, make acquisitions, enter into related-party transactions, pay dividends, and make certain capital expenditures. Our credit facility also requires us to maintain specified financial covenants relating to asset coverage, fixed charge coverage, and debt coverage ratios. Our ability to satisfy these financial ratios can be affected by events beyond our control, and we cannot assure you that we will meet these ratios. Default under our credit facility could allow the lenders to declare all amounts outstanding to be immediately due and payable. We have pledged substantially all of our assets to secure the debt under our credit facility. If the lenders declare amounts outstanding under the credit facility to be due, the lenders could proceed against those assets. Any event of default, therefore, could have a material adverse effect on our business if the creditors determine to exercise their rights. We also may incur future debt obligations that might subject us to restrictive covenants that could affect our financial and operational flexibility, restrict our ability to pay dividends on our common stock or subject us to other events of default.

From time to time we may require consents or waivers from our lenders to permit actions that are prohibited by our credit facility. If our lenders refuse to provide waivers of our credit facility’s restrictive covenants and/or financial ratios, then we may be in default under our credit facility, and we may be prohibited from undertaking actions that are necessary or desirable to maintain and expand our business.

Security breaches in classified government systems could adversely affect our business.

Many of the programs we support and systems we develop, install and maintain involve managing and protecting information involved in intelligence, national security and other classified government functions. While we have programs designed to comply with relevant security laws, regulations and restrictions, a security breach in one of these systems could cause serious harm to our business, damage our reputation and prevent us from being eligible for further work on critical classified systems for federal government customers. Losses that we could incur from such a security breach could exceed the policy limits that we have for errors and omissions or product liability insurance. Damage to our reputation or limitations on our eligibility for additional work resulting from a security breach in one of the systems we develop, install and maintain could materially reduce our revenue.

Our quarterly operating results may fluctuate.

Our quarterly revenues and operating results may fluctuate significantly in the future. A number of factors cause our revenues, cash flow and operating results to vary from quarter to quarter, including

•	Fluctuations in revenues earned on fixed-price contracts and contracts with a performance-based fee structure,

•	Commencement, completion or termination of contracts during any particular quarter,

•	Timing of award or performance incentive fee notices,

•	Timing of significant bid and proposal costs,

•	Variable purchasing patterns under government GSA schedule contracts, blanket purchase agreements and indefinite delivery/indefinite quantity contracts,

•	Strategic decisions by us or our competitors, such as acquisitions, divestitures, spin-offs and joint ventures,

•	Seasonal fluctuations in our staff utilization rates,

•	Changes in Presidential administrations and senior federal government officials that affect the timing of technology procurement,

•	Changes in federal government policy or budgetary measures that adversely affect government contracts in general, and

•	Increased purchase requests from customers for equipment and materials in connection with the federal government’s fiscal year end, which may affect our quarter operating results.

Because a relatively large amount of our expenses are fixed, cash flows from our operations may vary significantly as a result of changes in the volume of services provided under existing contracts and the number of contracts that are commenced, completed or terminated during any quarter. We incur significant operating expenses during the start-up and early stages of large contracts, and typically we do not receive corresponding payments in that same quarter. We may also incur significant or unanticipated expenses when a contract expires, terminates or is not renewed.

Payments due to us from federal government agencies may be delayed due to billing cycles or as a result of failures of governmental budgets to gain Congressional and Administration approval in a timely manner. The federal government’s fiscal year ends September 30. If a federal budget for the next fiscal year has not been approved by that date in each year, our clients may have to suspend engagements that we are working on until a budget has been approved. Any such suspensions may reduce our revenue in the fourth quarter of that year or the first quarter of the subsequent year. The federal government’s fiscal year end can also trigger increased purchase requests from clients for equipment and materials. Any increased purchase requests we receive as a result of the federal government’s fiscal year end would serve to increase our third or fourth quarter revenue, but may decrease profit margins for that quarter, as these activities generally may not be as profitable as our typical offerings.

Our business depends upon obtaining and maintaining required security clearances.

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

Our employees or subcontractors may engage in misconduct or other improper activities, which could cause us to lose contracts.

While we have ethics and compliance programs in place, we are exposed to the risk that employee fraud or other misconduct could occur. Additionally, from time to time we enter into arrangements with subcontractors and joint venture partners to bid on and execute particular contracts or programs; as a result, we are exposed to the risk that fraud or other misconduct or improper activities by such persons may occur. Misconduct by employees, subcontractors or joint venture partners could include intentional failures to comply with federal laws, federal government procurement regulations or the terms of contracts that we receive, falsifying time records or failures to disclose unauthorized or unsuccessful activities to us. These actions could lead to civil, criminal, and/or administrative penalties (including fines, imprisonment, suspension and/or debarment from performing federal government contracts) and harm our reputation. Misconduct by our employees, subcontractors or joint venture partners could also involve the improper collection, handling or use of our customers’ sensitive or classified information, which could result in regulatory sanctions and serious harm to our reputation. We have from time to time experienced occurrences of misconduct and improper activities by our employees, subcontractors or joint venture partners. It is not always possible to deter misconduct by our employees, subcontractors or joint venture partners. Under certain circumstances, conduct of our employees can be imputed to the ManTech subsidiary for which they work and the conduct of ManTech subsidiaries can be imputed to ManTech International Corporation with the consequence that ManTech International Corporation could be subject to sanctions and penalties for actions taken by our subsidiaries and/or the employees of our subsidiaries. The precautions we take to prevent and detect such activity may not be effective in controlling unknown or unmanaged risks or losses, and such misconduct by employees, subcontractors or joint venture partners could result in serious civil or criminal penalties or sanctions or harm to our reputation, which could cause us to lose contracts or cause a reduction in revenue.

We may be harmed by intellectual property infringement claims.

We may be subject to claims from our employees or third parties who assert that software solutions and other forms of intellectual property that we used in delivering services and solutions to our customers infringe upon intellectual property rights of such employees or third parties. If our vendors, our employees or third parties assert claims that we or our customers are infringing on their intellectual property rights, we could incur substantial costs to defend these claims. In addition, if any of these infringement claims are ultimately successful, we could be required to

•	Cease selling or using products or services that incorporate the challenged software or technology,

•	Obtain a license or additional licenses, or

•	Redesign our products and services that rely on the challenged software or technology.

Item 1B. Unresolved SEC Staff Comments

We have not received any written comments from the SEC staff regarding our periodic or current reports under the Exchange Act not less than 180 days before the end of our fiscal year that remain unresolved.

Item 2. Properties

Our facilities are leased in close proximity to our customers. Since 1992, we have leased our corporate headquarters office building in Fairfax, Virginia. The lease on this facility expires in March 2010. As of December 31, 2005, we leased 35 additional operating facilities throughout the metropolitan Washington, D.C. area and 28 facilities in other parts of the United States. We also have employees working at customer sites throughout the United States and in other countries. During 2005, we acquired two office buildings (total of 10,780 square feet) and another smaller building on approximately 4.4 acres of land in King George, VA for $2 million. The office buildings are used by Gray Hawk operations. The smaller building is leased to a small commercial business.

The following table provides information concerning certain of our leased properties. No individual lease is material to our business.

Lease Properties as of December 31, 2005	Approximate Square Footage	General Usage
Fairfax, VA	139,000	General Office
Chantilly, VA	136,000	General Office
Springfield, VA	59,000	General Office
Hanover, MD	51,000	General Office/Warehouse
Lanham, MD	42,000	General Office
Fairmont, WV	40,000	General Office
Lexington Park, MD	35,000	General Office
Bethesda, MD	33,000	General Office
Alexandria, VA	27,000	General Office
Sarasota, FL	20,000	General Office
Glen Burnie, MD	20,000	General Office
Miami, FL	19,000	General Office
Other Locations	233,000	General Office/Warehouse
Foreign Locations	4,000	General Office

We do not anticipate any significant difficulty in renewing our leases or finding alternative space to lease upon the expiration of our leases. Lease expiration dates range from years 2006 through 2015.

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

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of the year ended December 31, 2005.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our Class A common stock has been quoted on the Nasdaq National Market under the symbol “MANT” since our initial public offering on February 7, 2002. The following table sets forth, for the periods indicated, the high and low prices of our shares of common stock, as reported on the Nasdaq National Market.

2005	High	Low
First Quarter	$25.29	$18.23
Second Quarter	31.90	21.98
Third Quarter	32.99	25.13
Fourth Quarter	29.86	24.53

2004	High	Low
First Quarter	$25.30	$18.31
Second Quarter	27.10	17.59
Third Quarter	19.69	11.21
Fourth Quarter	25.25	18.46

There is no established public market for our Class B common stock.

As of March 1, 2006, there were twenty-seven holders of record of our Class A common stock and four holders of record of our Class B common stock. The number of holders of record of our Class A common stock is not representative of the number of beneficial holders because many of the shares are held by depositories, brokers or nominees.

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

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides information as of December 31, 2005 with respect to compensation plans (including individual compensation arrangements) under which our equity securities are authorized for issuance.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)
Equity compensation plans approved by security holders (1)	2,710,742	$20.38	665,024
Equity compensation plans not approved by security holders	—	—	—

Total	2,710,742	$20.38	665,024

(1)	The plan contains a formula that automatically increases the number of securities available for issuance. The plan provision provides that the number of shares available for issuance under the plan automatically increases on the first trading day of January each calendar year during the term of the plan (beginning with calendar year 2003), by an amount equal to one and one-half percent (1.5%) of the total number of shares outstanding (including all outstanding classes of common stock) on the last trading day in December of the immediately preceding calendar year, but provides that in no event shall any such annual increase exceed one million five hundred thousand (1,500,000) shares. On January 2, 2006, 496,224 shares were added to the plan under this provision.

Item 6. Selected Financial Data

The selected financial data presented below for each of the years in the five-year period ended December 31, 2005 is derived from our audited consolidated financial statements. You should read the selected financial data presented below in conjunction with our consolidated financial statements, the notes to our consolidated financial statements and Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	Year Ended December 31,
	2005 (a)	2004 (b)	2003 (c)	2002 (d)	2001
	(In thousands, except per share amounts)
Statement of Operations Data:
Revenues	$980,290	$826,928	$667,234	$500,219	$431,436
Cost of services	805,853	677,223	545,481	407,316	353,337

Gross profit	174,437	149,705	121,753	92,903	78,099
Costs and expenses:
General and administrative	82,866	76,039	62,619	51,833	44,787
Depreciation and amortization	7,217	5,199	4,361	2,530	3,262

Total costs and expenses	90,083	81,238	66,980	54,363	48,049

Income from operations	84,354	68,467	54,773	38,540	30,050
Interest expense, net	2,271	1,927	1,956	647	2,922
Other (income) expense, net	(5,461)	(1,128)	(372)	(629)	(1,202)

Income before provision for income taxes and minority interest	87,544	67,668	53,189	38,522	28,330
Provision for income taxes	(34,317)	(25,743)	(21,594)	(15,690)	(12,083)
Minority interest	(32)	(7)	(7)	—	(7)

Income from continuing operations, net of taxes	53,195	41,918	31,588	22,832	16,240
(Loss) gain from discontinued operations, net of taxes	(9,002)	(17,211)	3,572	—	(6,533)
Loss on disposal of discontinued operations	—	—	—	(3,681)	(8,912)

Net income	$44,193	$24,707	$35,160	$19,151	$795

Basic earnings per share from continuing operations (e)	$1.62	$1.30	$0.99	$0.89	$0.87

Diluted earnings per share from continuing operations (e)	$1.60	$1.29	$0.98	$0.88	$0.87

Balance Sheet Data:
Cash and cash equivalents	$5,662	$22,946	$9,166	$81,096	$26,902
Working capital	$103,447	$127,161	$135,627	$152,700	$67,622
Total assets	$555,985	$468,402	$436,134	$364,388	$186,242
Long-term debt	$21	$104	$25,184	$25,000	$70,343
Total stockholders’ equity	$378,593	$320,523	$287,704	$245,998	$22,557
Statement of Cash Flows Data:
Cash flows provided by operating activities	$61,487	$27,366	$1,190	$7,421	$18,981
Cash flows (used in) investing activities	$(105,617)	$(17,440)	$(74,241)	$(108,204)	$(5,809)
Cash flows provided by (used in) financing activities	$26,846	$3,854	$1,121	$155,052	$(4,845)

a)	On February 11, 2005, we sold our ManTech Environmental Technology, Inc. (METI) subsidiary to another company for $7 million, which resulted in a pre-tax gain of approximately $3.7 million. METI had revenues of $1.4 million and $13.2 million in 2005 and 2004, respectively.

During the first quarter of 2005, we decided to exit the personnel security investigation business and sell our MSM Security Services subsidiary business (MSM). We classified our MSM subsidiary as held for sale in our consolidated balance sheets and in discontinued operations for our consolidated statement of income. For the fourth quarter of 2005, we recorded a loss of $3.6 million on the valuation of these assets based on offers received from potential buyers. For further information see Note 16 to the Consolidated Financial Statements in Item 8.

On May 31, 2005, we acquired Gray Hawk Systems, Inc. for $101.8 million, including acquisition-related cost. As a result of this acquisition, revenue increased $52.9 million in 2005. For further information on acquisitions see Note 15 to the Consolidated Financial Statement in Item 8.

During December 2005, we sold our 40 percent interest in Vosper-ManTech joint venture in the United Kingdom for approximately $4.3 million including accrued dividends. The sale resulted in an approximate $1.6 million pre tax gain recorded in other income.

b)	On February 27, 2004, we acquired certain operations from Affiliated Computer Services, Inc. (ACS) for $6.5 million, and on June 1, 2004, acquired additional operations from ACS for $1.5 million. As a result of these acquisitions, revenue increased $27.5 million in 2004.

During 2004, we experienced a significant decline in our MSM Security Services (MSM) business primarily related to losses recorded on a Defense Security Services (DSS) contract which ended in the fourth quarter of 2004. For 2004, MSM’s revenues were down $18.9 million from 2003, which contributed to the loss from discontinued operations.

c)	On February 28, 2003, we acquired Integrated Data Systems (IDS) for approximately $63.7 million, including acquisition-related costs. IDS added $53.5 million in revenues in 2003.

On March 5, 2003, we acquired MSM for approximately $4.9 million.

d)	We acquired CTX on December 11, 2002 for approximately $35.9 million, including acquisition-related costs. We acquired Aegis Research Corporation (Aegis) on August 5, 2002 for approximately $69.4 million including acquisition-related costs.

We closed our Initial Public Offering on February 12, 2002. Our proceeds were approximately $110.2 million. We closed our Follow-on Public Offering on December 20, 2002. Our net proceeds were approximately $90.9 million.

e)	In January 2002, prior to our initial public offering, we reincorporated from New Jersey to Delaware, recapitalized and affected a 16.3062-for-one stock split. All per share data gives effect to these transactions. The holders of each share of Class A common stock are entitled to one vote per share, and the holders of each share of Class B common stock are entitled to ten votes per share.

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

Overview

We are a leading provider of innovative technologies and solutions for mission-critical national security programs for the Intelligence Community, the Departments of Defense, State, Homeland Security, and Justice, and other U.S. federal government agencies. Our expertise includes engineering, systems integration, software services, enterprise architecture, information assurance and security architecture, intelligence operations and analysis support, network and critical infrastructure protection, information operations and computer forensics, information technology, communications integration and engineering support. With approximately 6,000 highly qualified employees, we operate in the United States and over 40 countries worldwide.

We derive revenue primarily from contracts with U.S. government agencies that are focused on national security and as a result, funding for our programs is generally linked to trends in U.S. government spending in the areas of defense, intelligence and homeland security. Leading up to and following the terrorist events of September 11, 2001, the U.S. government substantially increased its overall defense, intelligence and homeland security budgets. In 2005, our revenue increased mainly as a result of the expansion of our work with intelligence agencies in U.S.; efforts involving telecommunications, infrastructure, maintenance, repair and sustainment support provided in military deployed environments with U.S. and allied forces in support of peace-keeping efforts worldwide; support to the State Department; and the acquisitions that occurred in the past two years, including Gray Hawk Systems, Inc. in May 2005, and two operations from ACS in 2004.

For the three years ended December 31, 2005, over 90% of our revenues were derived from our customers in the Intelligence Community and the Department of Defense. These customers include the Office of the Secretary of Defense, the Department of State, the Department of Homeland Security, various intelligence agencies, joint intelligence task forces, the U.S. Army, Navy, Air Force and Marine Corps and joint military commands. We also provide solutions to federal government civilian agencies, including the Department of Justice, NASA, and EPA, as well as to state and local governments and commercial customers. The following table shows our revenue from each type of customer as a percentage of our total revenue for the period shown.

	Years Ended December 31,
	2005	2004	2003
Department of Defense and intelligence agencies	94.9%	91.6%	90.8%
Federal civilian agencies	3.1%	6.5%	7.2%
State agencies and Commercial entities	2.0%	1.9%	2.0%

Total Revenue	100.0%	100.0%	100.0%

Our services and solutions are provided under three types of contracts: time and materials; cost reimbursable; and fixed price. Our contract mix varies from year to year due to numerous factors including our business strategies and federal government procurement objectives. The following table shows our revenue from each of these types of contracts as a percentage of our total revenue for the periods shown.

	Years Ended December 31,
	2005	2004	2003
Cost reimbursable	26.8%	28.7%	35.4%
Time and materials	63.0%	61.4%	52.8%
Fixed price	10.2%	9.9%	11.8%

Total revenue	100.0%	100.0%	100.0%

Time and materials contracts. Under time and materials contracts, we are reimbursed for labor at fixed hourly rates and generally reimbursed separately for allowable materials, costs and expenses. To the extent that our actual labor costs under a time and materials contract are higher or lower than the billing rates under the contract, our profit under the contract may be either greater or less than we anticipated or we may suffer a loss under the contract. We recognize revenues under time and materials contracts by multiplying the number of direct labor hours expended by the contract billing rates and adding the effect of other billable direct costs. In general, we realize a higher profit margin on work performed under time and materials contracts than cost reimbursable contracts.

Cost reimbursable contracts. Under cost reimbursable contracts, we are reimbursed for costs that are determined to be reasonable, allowable and allocable to the contract, and paid a fee representing the profit margin negotiated between us and the contracting agency, which may be fixed or performance based. Under cost reimbursable contracts we recognize revenues and an estimate of applicable fees earned as costs are incurred. We consider fixed fees under cost reimbursable contracts to be earned in proportion to the allowable costs incurred in performance of the contract. For performance based fees under cost reimbursable contracts, we recognize the relevant portion of the expected fee to be awarded by the client at the time such fee can be reasonably estimated, based on factors such as our prior award experience and communications with the client regarding performance. For cost reimbursable contracts with performance-based fee incentives that are subject to the provisions of U.S. Securities and Exchange Commission Staff Accounting Bulletin No. 104, Revenue Recognition (SAB104), we recognize the relevant portion of the fee upon customer approval. In general, cost reimbursable contracts are the least profitable of our government contracts.

Fixed price contracts. Under fixed price contracts, we perform specific tasks for a fixed price. Compared to cost reimbursable and time and materials contracts, fixed price contracts generally offer higher profit margin opportunities but involve greater financial risk because we bear the impact of cost overruns in return for the full benefit of any cost savings. We generally do not undertake complex, high-risk work, such as long-term software development, under fixed price terms. Fixed price contracts may include either a product delivery or specific service performance over a defined period. Revenue on fixed price contracts that provide for the Company to render services throughout a period is recognized as earned according to contract terms as the service is provided on a proportionate performance basis. These contracts are generally less than six months in duration. For fixed price contracts that provide for the delivery of a specific product with related customer acceptance provisions, revenues are recognized as those products are delivered and accepted.

We have derived a substantial majority of our revenues from governmental contracts under which we act as a prime contractor. We also provide services indirectly as a subcontractor. The following table shows our revenues as prime contractor and as subcontractor as a percentage of our total revenue for the following periods:

	Years Ended December 31,
	2005	2004	2003
Prime contract revenue	81.3%	86.0%	88.0%
Subcontract revenue	18.7%	14.0%	12.0%

Total revenue	100.0%	100.0%	100.0%

Revenue

Substantially all of our revenue is derived from services and solutions provided to the federal government, primarily by our employees and, to a lesser extent, our subcontractors. In some cases, our revenue includes third-party hardware and software that we purchase and integrate as a part of our overall solutions. The level of hardware and software purchases we make for clients may vary from period to period depending on specific contract and client requirements. Since we earn higher profits from labor services that our employees provide compared with subcontracted efforts and other reimbursable items such as hardware and software purchases for clients, we seek to optimize our labor services on all of our engagements.

Operating Expenses

Cost of Services

Cost of services primarily includes direct costs incurred to provide our services and solutions to customers. The most significant portion of these costs are direct labor costs, including salaries and wages, plus associated fringe benefits, of our employees directly serving customers, in addition to the related management, facilities and infrastructure costs. Cost of services also includes other direct costs such as the costs of subcontractors and outside consultants, and third-party materials, such as hardware or software that we purchase and provide to the customer as part of an integrated solution. Since we earn higher profits on our own labor services, we expect the ratio of cost of services as a percent of revenue to decline when our labor services mix increases relative to subcontracted labor or third-party material. Conversely, as subcontracted labor or third-party material purchases for customers increase relative to our own labor services, we expect the ratio of cost of services as a percent of revenue to increase. Changes in the mix of services and equipment provided under our contracts can result in variability in our contract margins.

General and Administrative Expenses

General and administrative expenses include the salaries and wages, plus associated fringe benefits including stock-based compensation, of our employees not performing work directly for clients. Among the functions covered by these costs are facilities, corporate business development, bid and proposal, contracts administration, finance and accounting, legal, corporate governance, and executive and senior management.

Depreciation and Amortization

Depreciation and amortization includes the depreciation of computers, furniture and other equipment, the amortization of third party software we use internally, leasehold improvements and intangible assets. Identifiable intangible assets are amortized over their estimated useful lives. Non-compete agreements are generally amortized straight-line over the term of the agreement, while contracts and related client relationships are amortized proportionately against the acquired backlog.

Interest Expense

Interest expense is primarily related to interest expense incurred or accrued under our outstanding borrowings and notes payable and, to a lesser extent, our interest rate swap agreement, deferred financing charges and interest on capital leases.

Provision for Income Taxes

We estimate our effective income tax rate to be approximately 39.2%, 38.0% and 40.6% for the years ended 2005, 2004 and 2003, respectively.

Results of Operations

The following table sets forth the relative percentages that certain items of expense and earnings bear to revenue.

Consolidated Statements of Operations

	Years Ended December 31,						Year to Year Change
	2005	2004	2003	2005	2004	2003	2004 to 2005		2003 to 2004
	Dollars			Percentages			Dollars	Percent	Dollars	Percent
	(dollar amounts in thousands)
REVENUE	$980,290	$826,928	$667,234	100.0%	100.0%	100.0%	$153,362	18.5%	$159,694	23.9%
COST OF SERVICES	805,853	677,223	545,481	82.2%	81.9%	81.8%	128,630	19.0%	131,742	24.2%

GROSS PROFIT	174,437	149,705	121,753	17.8%	18.1%	18.2%	24,732	16.5%	27,952	23.0%

COSTS AND EXPENSES:
General & Administration	82,866	76,039	62,619	08.5%	09.2%	09.4%	6,827	09.0%	13,420	21.4%
Depreciation & amortization	7,217	5,199	4,361	00.7%	00.6%	00.7%	2,018	38.8%	838	19.2%

Total costs and expenses:	90,083	81,238	66,980	09.2%	09.8%	10.0%	8,845	10.9%	14,258	21.3%

INCOME FROM CONTINUING OPERATIONS:	84,354	68,467	54,773	08.6%	08.3%	08.2%	15,887	23.2%	13,694	25.0%
Interest (expense), net	(2,271)	(1,927)	(1,956)	00.2%	00.2%	00.3%	(344)	17.9%	29	-01.5%
Equity in earnings of affiliates	503	574	(662)	00.1%	00.1%	00.1%	(71)	-12.4%	1,236	186.7%
Gain on disposal of an operation	5,288	0	176	00.5%	00.0%	00.0%	5,288	100.0%	(176)	-100.0%
Other income (expense), net	(330)	554	858	00.0%	00.1%	00.1%	(884)	-159.6%	(304)	-35.4%

INCOME BEFORE PROVISION FOR INCOME TAXES AND MINORITY INTEREST	87,544	67,668	53,189	08.9%	08.2%	08.0%	19,876	29.4%	14,479	27.2%
Provision for income taxes	(34,317)	(25,743)	(21,594)	03.5%	03.1%	03.2%	(8,574)	33.3%	(4,149)	19.2%
Minority interest	(32)	(7)	(7)	00.0%	00.0%	00.0%	(25)	357.1%	0	00.0%

INCOME FROM CONTINUING OPERATIONS—net of taxes	53,195	41,918	31,588	05.4%	05.1%	04.7%	11,277	26.9%	10,330	32.7%
(Loss) income from discontinued operations-net of taxes	(9,002)	(17,211)	3,572	-00.9%	-02.1%	00.5%	8,209	-47.7%	(20,783)	-581.8%

NET INCOME	$44,193	$24,707	$35,160	04.5%	03.0%	05.3%	$19,486	78.9%	$(10,453)	-29.7%

Year Ended December 31, 2005 Compared to Year Ended December 31, 2004

Revenues

Revenues increased 18.5% to $980.3 million for the year ended December 31, 2005, compared to $826.9 million for the same period in 2004. This increase is partially attributable to forward deployment support in Iraq and Afghanistan and increased work in the Intelligence Community. Revenue increased approximately $65.2 million from our customer U.S. Army Lifecycle Management Command (LCMC-HQ) (formerly Communications-Electronic Command Headquarters—CECOM-HQ) which accounted for 19.7% and 15.4% of our revenues for the years ended December 31, 2005 and 2004, respectively. Also contributing to the increase was a full year of revenues from certain operations we acquired from Affiliated Computer Services, Inc. (ACS) on February 27, 2004 and June 1, 2004. Approximately $52.9 million of the increase in revenues is attributable to our acquisition of Gray Hawk on May 31, 2005.

Cost of services

Cost of services increased 19.0% to $805.9 million for the year ended December 31, 2005, compared to $677.2 million for the same period in 2004. This increase was largely attributable to the corresponding increases in revenues. As a percentage of revenues, cost of services increased from 81.9% to 82.2%, or 0.3% of revenues. For the year ended December 31, 2005, other direct costs increased by 23.1% over 2004, from $274.6 million to $338.1 million. This increase was attributable to an increase in pass-through costs in 2005 over 2004, a full year of results from costs incurred on contracts purchased from ACS as well as the addition of Gray Hawk in the second quarter of 2005. As a percentage of revenues, other direct costs increased to 34.5% for year ended December 31, 2005 from 33.2% for the same period in 2004. Direct labor costs increased by 16.2% primarily due to an increase in employee headcount as a result of the addition of Gray Hawk and the continued growth of our business. As a percentage of revenue, direct labor costs decreased 1.0% to 47.7% for the year ended December 31, 2005 compared to 48.7% for the same period in 2004.

Gross profit

Gross profit increased 16.5% to $174.4 million for the year ended December 31, 2005, compared to $149.7 million for the same period in 2004. The increase in gross profit can be attributed to the growth of our business through recent acquisitions as well as expansion with our existing contract base. Gross profit margin decreased to 17.8% for the year ended December 31, 2005, compared to 18.1% for the same period in 2004. The decrease in gross profit margin is due to a less profitable mix of direct labor and other direct costs including subcontractors and material purchases partially offset by a reduction, as a percentage of revenue, in direct labor and overhead costs.

General and administrative

General and administrative expenses increased 9.0% to $82.9 million for the year ended December 31, 2005, compared to $76.0 million for the same period in 2004, which is less then the growth of revenue for the same period. The increased expenses reflect additional management personnel and infrastructure, increased bid and proposal efforts, and expenses related to our acquisitions to support the continued growth of our business. As a percentage of revenues, general and administrative expenses decreased to 8.5% for the year ended December 31, 2005 from 9.2% for the same period in 2004.

Depreciation and amortization

Depreciation and amortization expense increased 38.8% to $7.2 million for the year ended December 31, 2005, compared to $5.2 million for the same period in 2004. A majority of the increase resulted from additional amortization of intangibles from the Gray Hawk acquisition of $1.0 million.

Income from continuing operations

Income from continuing operations increased 23.2% to $84.4 million for the year ended December 31, 2005, compared with $68.5 million for the same period in 2004. Operating margin increased to 8.6% for the year ended December 31, 2005 from 8.3% for the same period in 2004. The increase in margin is primarily due to reduced general and administrative expense, as a percentage of revenues.

Interest expense, net

Interest expense, net increased 17.9% to $2.3 million for the year ended December 31, 2005, compared with $1.9 million for the same period in 2004. The increase in interest expense is a result of increased borrowing under our credit facility in the second quarter of 2005 to finance our acquisition of Gray Hawk and higher interest rates.

Gain on disposal of operations

On February 11, 2005, we sold our ManTech Environmental Technology, Inc (“METI”) subsidiary to Alion Science and Technology Corporation. The sale generated a pre-tax gain of $3.7 million in 2005. In December 2005, we sold our 40 percent interest in Vosper-ManTech joint venture in the United Kingdom of Great Britain, which resulted in a $1.6 million pre-tax gain. For additional information see “Gain on Disposal of Operations,” below.

Loss from discontinued operations

In February 2005, we reached the determination to sell our MSM subsidiary after we concluded that the MSM business no longer furthered our long-term strategic objectives. Currently, we intend to sell MSM as a going-concern and are in discussions with potential buyers. We expect to complete the sale or other disposition of the MSM operations by the end of the second quarter of 2006. At December 31, 2005, we recorded a loss accrual of $ 3.6 million on the valuation of these assets based on offers received from potential buyers in early 2006. The loss accrual reflects the write-off of intangible assets including goodwill, net of taxes. The loss also reflects a valuation allowance of $1.3 million for deferred state income tax assets related to net operating losses carried forward, which are not expected to be realized. Net losses from MSM were $8.8 million and $17.2 million for 2005 and 2004, respectively. In 2003, MSM had net income of $3.6 million. For additional information see “Discontinued Operations,” below.

Net income

Net income increased 78.9% to $44.2 million for the year ended December 31, 2005, compared to $24.7 million for the same period in 2004. The increase is a result of higher revenue, increased income from continuing operations, a reduced loss on discontinued operations of $9.0 million in 2005 versus a loss of $17.2 million for the same period in 2004, a $1.8 million after-tax gain on the sale of METI and $1.0 million after-tax gain on the sale of our interest in our Vosper-ManTech joint venture. Discontinued operations for the period ended December 31, 2004 contained an after-tax adjustment for a change in estimate for revenue earned of $13.2 million plus a pre-tax estimated contract loss of $4.7 million on our Defense Security Services contract. The results from discontinued operations are primarily due to our MSM subsidiary that was categorized as discontinued during the first quarter of 2005, as discussed in “Discontinued Operations” below. Our effective tax rate for years ended December 31, 2005 and 2004 was 39.2% and 38.0%, respectively.

Year Ended December 31, 2004 Compared to the Year Ended December 31, 2003

Revenues

Revenues increased 23.9% to $826.9 million for the year ended December 31, 2004, compared to $667.2 million for 2003. This increase is largely attributable to several factors, including: $27.5 million in revenue from the acquisition of operations from ACS in the first and second quarters of 2004; a full-year versus ten months of revenue ($10.3 million) from Integrated Data Systems (IDS), which was acquired in early 2003; $31.4 million in revenue as a result of our expansion of the logistical readiness, telecommunications, infrastructure, maintenance, repair and sustainment support provided in military deployed environments with U.S. and allied forces in support of peace-keeping efforts worldwide; $23.8 million in revenue from additional work under contracts that were in existence during the prior year; $11.2 million in revenue as a result of operations related to information technology forensics and intrusion; and $10.0 million in revenue from our contract to support relocation of a U.S. Army Special Operations Command Center. The total increase attributable to the factors described above is $114.2 million. The remaining amount of increase, $45.5 million, is due to increased work from Department of Defense and various intelligence agencies.

Cost of services

Cost of services increased 24.2% to $677.2 million for the year ended December 31, 2004, compared to $545.5 million for 2003. As a percentage of revenues, cost of services increased from 81.8% to 81.9%. Out of the $131.7 million increase in cost of services, over $23.9 million is attributable to cost incurred on operations purchased from ACS during the first and second quarters of 2004.

Direct labor costs, including fringe benefit costs and applicable overhead, increased from $331.8 million to $402.6 million, or 21.4%, due to an increase in personnel, increased salaries and increased benefit costs. For the year ended December 31, 2004, other direct costs increased from $213.7 million to $274.6 million, or 28.5%, over the year ended December 31, 2003. Direct labor costs increased by 20.7% due to an increase in personnel, primarily related to our acquisitions, direct new hires and increased salaries. As a percentage of revenues, other direct costs increased to 33.2% for the year ended December 31, 2004, from 32.0% for the same period in 2003, due to increased pass-through sales.

For the year ended December 31, 2004, other direct costs increased by 28.5% over the twelve months of 2003, from $213.7 million to $274.6 million. This increase was attributable to an increase in pass-through costs in 2004 over 2003, year-to-date results from IDS, and costs incurred on contracts purchased from ACS.

Gross profit

Gross profit increased 23.0% to $149.7 million for the year ended December 31, 2004, compared to $121.8 million for the same period in 2003. The gross profit of our operations remained relatively constant, at 18.1% to 18.2% for the years ended December 31, 2004 and 2003, respectively.

General and administrative

General and administrative expenses increased 21.4% to $76.0 million for the year ended December 31, 2004, compared to $62.6 million for 2003 as a result of additional management personnel and infrastructure to support the growth of our business. In addition, we recorded $0.8 million in costs related to terminating a lease agreement for an idle facility and $0.3 million in costs related to close one of the offices located in the Washington D.C. area. As a percentage of revenues, general and administrative expenses remained relatively constant at 9.2% and 9.4% for the years ended December 31, 2004 and December 31, 2003, respectively.

Depreciation and amortization

Depreciation and amortization expense increased 19.2% to $5.2 million for the year ended December 31, 2004, compared to $4.4 million in 2003. The increase resulted primarily from an additional $0.3 million of amortization of intangible assets established in connection with our recent acquisitions and an additional $0.5 million of depreciation expense from additional fixed assets placed in operation as a result of our operational growth.

Income from continuing operations

Income from continuing operations increased 25.0% to $68.5 million for the year ended December 31, 2004, compared with $54.8 million for 2003. This increase is aligned with the increase in revenue generated from our operations.

Loss from discontinued operations

Loss from discontinued operations was $17.2 million for the period ended December 31, 2004 verses income of $3.6 million for 2003. Discontinued operations for the period ended December 31, 2004 contained a pre-tax adjustment for a change in estimate for revenue earned of $13.2 million plus a pre-tax estimated contract loss of $4.7 million on our Defense Security Services contract. The results from discontinued operations are primarily due to our MSM subsidiary, as discussed in “Discontinued Operations” below.

Net income

Net income decreased 29.7% to $24.7 million for the year ended December 31, 2004, compared to $35.2 million for 2003, mainly as a result of losses from our discontinued MSM operations. Net income excluding MSM increased 32.7% to $41.9 million for the year ended December 31, 2004 from $31.6 million for the year ended December 31, 2003. Our effective tax rate for year ended December 31, 2004 and 2003 was 38.0% and 40.6%, respectively.

Backlog

For the years ended 2005, 2004 and 2003 our backlog was $2.3 billion, $1.6 billion, and $1.4 billion respectively, of which $467 million, $444 million, and $357 million, respectively, was funded backlog. Backlog and funded backlog represent estimates that we calculate on a consistent basis. The 2005 acquisition of Gray Hawk Systems Inc. contributed approximately $233 million to backlog for the year ended 2005. Several significant contract wins, including a competitive award to support the U.S. Army in Iraq and Afghanistan and several significant classified awards occurring in 2005 bolstered our Backlog at December 2005 We estimate that approximately 35% to 45% of our total backlog will be recognized as revenues prior to December 31, 2006.

Effects of Inflation

We generally have been able to price our contracts in a manner to accommodate the rates of inflation experienced in recent years. Under our time and materials contracts, labor rates are usually adjusted annually by predetermined escalation factors. Our cost reimbursable contracts automatically adjust for changes in cost. Under our fixed-price contracts, we include a predetermined escalation factor, but generally, we have not been adversely affected by inflation.

Liquidity and Capital Resources

Our primary liquidity needs are the financing of working capital, capital expenditures and acquisitions. Our primary source of liquidity is cash provided by operations and our $125.0 million revolving credit facility. As of December 31, 2005, we had an outstanding balance of $42.4 million under our credit facility. At December 31, 2005, we were contingently liable under letters of credit totaling $3.5 million, which reduces our ability to borrow under our credit facility. The maximum available borrowing under our credit facility at December 31, 2005 was $79.1 million. Generally, cash provided by operating activities is adequate to fund our operations. Due to fluctuations in our cash flows and the growth in our operations, it is necessary from time to time to increase borrowings under our credit facility to meet cash demands. In the future, we may borrow greater amounts in order to finance acquisitions or new contract start ups. In 2005, we increased our borrowing by $17.4 million, net of repayments, to fund our acquisition of Gray Hawk Systems, Inc.

Cash flows from operating activities

	Year Ended December 31,
(in thousands)	2005	2004	2003
Cash provided by operating activities from continuing operations:	$47,325	$39,357	$14,946
Cash provided (used) by discontinued operations:	14,162	(11,991)	(13,756)

Cash provided by operating activities:	$61,487	$27,366	$1,190

Our operating cash flow is primarily affected by the overall profitability of our contracts, our ability to invoice and collect from our clients in a timely manner, and our ability to manage our vendor payments. We bill most of our clients and prime contractors monthly after services are rendered. The increase in 2005 over the previous year is primarily related to final dividends from our investment in our Vosper-ManTech joint venture of $3.0 million and a net cash inflow from discontinued operations of $14.2 million. In 2004, discontinued operations used cash of $12.0 million. The positive cash flow in discontinued operations for 2005 is due to the collection of all outstanding receivables on our Defense Security Services contract. In 2003, cash provided by operating activities was generated primarily from net income of $35.2 million and increases in accounts payable and accruals, offset by an increase in contract receivables and an increase in prepaid items.

Cash flows from investing activities

	Year Ended December 31,
(in thousands)	2005	2004	2003
Cash used in investing activities from continuing operations:	$(105,257)	$(17,008)	$(68,546)
Cash used in investing activities from discontinued operations:	(360)	(432)	(5,695)

Cash used in investing activities:	$(105,617)	$(17,440)	$(74,241)

Our cash flow used in investing activities consists primarily of capital expenditures and business acquisitions offset by disposals of operations. Investing activities in 2005 included the acquisition of Gray Hawk Systems for $101.2 million, net of cash acquired, and a $5.6 million final earn out payment related to the IDS acquisition offset by the disposal of METI for $7.0 million and sale of our 40% interest in the Vosper-ManTech joint venture for $1.7 million. Purchases of property, equipment and software totaled $7.1 million which included $2.0 million purchase of office buildings and land. Cash used in investing activities during 2004 included purchases of property, equipment and software of $6.2 million, acquisition of certain assets of ACS and earn out payments on prior year’s acquisitions. Cash used in investing activities was $74.2 million for the year ended December 31, 2003. Investing activities for 2003 included the acquisitions of IDS and MSM, which used $63.7 million and $5.1 million, respectively. In the future, we expect to continue with selective acquisitions that are consistent with our strategic plan for growth.

Cash flows from financing activities

	Year Ended December 31,
(in thousands)	2005	2004	2003
Cash provided by financing activities:	$26,846	$3,854	$1,121

Our cash flow provided by financing activities consists primarily of proceeds from exercise of stock options and net change on our credit facility. Cash provided from financing in 2005 was the result of stock option exercises of $9.5 million and a net increase in borrowings against our credit facility to finance our acquisition of Gray Hawk Systems in May 2005. The net cash provided by financing activities in 2004 was a result of proceeds from the exercise of stock options. The net cash provided by financing activities during 2003 was the result of $2.1 million in proceeds received from employees upon the exercise of stock options, less our $1.0 million payment of the final installment of not-to-compete financings.

Credit Agreement

On February 25, 2004, we executed an Amended and Restated Credit and Security Agreement with Citizens Bank of Pennsylvania, KeyBank National Association, Branch Banking and Trust Company of Virginia, Chevy Chase Bank, F.S.B., and Riggs Bank, N.A., in order to increase the capacity available under our prior loan agreement. The agreement initially provides for a $125 million revolving credit facility that can be increased to $200 million. The maturity date of the agreement is February 25, 2009. Our credit facility contains covenants that limit or restrict our ability to borrow additional money, merge or consolidate, sell or dispose of assets other than in the ordinary course of business, make acquisitions, enter into related-party transactions, pay dividends, and make certain capital expenditures. Our credit facility also requires us to maintain specified financial covenants relating to asset coverage, fixed charge coverage, and debt coverage ratios. Borrowings under the agreement are collateralized by our assets and bear interest at the London Inter-Bank Offer Rate (LIBOR), or the lender’s base rate, plus market-rate spreads that are determined based on a company leverage ratio calculation. To manage our exposure to the fluctuations in these variable interest rates, we executed an interest swap in December 2001. The swap agreement had a notional principal amount of $25.0 million and a fixed LIBOR rate of 6.83%. In December 2005, our swap agreement terminated. As of December 31, 2005, we were in compliance with all material covenants under the Credit Agreement.

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

The first letter of credit, which was cancelled in March 2005, was in support of an advance payment bond of approximately $1.8 million, issued by FGI to a customer of GSE’s power business and had a term of 30 months. The second letter of credit is in support of a performance bond of approximately $1.3 million issued by FGI to the same customer and has a term that expires on June 20, 2006. The letter of credit can be drawn upon by FGI in the event that the related bond is drawn on by the customer, which would only occur in the event of a contractual default by GSE. In the event that the letter of credit is drawn upon, we and GSE have signed a collateral agreement whereby GSE has agreed to indemnify us from any and all costs, damages, claims, actions, demands, losses and expenses (including the value of the letter of credit drawn upon, reasonable attorneys’ fees, collection fees or enforcement fees). In exchange for issuing the letters of credit, we received 100,000 warrants to purchase GSE’s common stock at the market price of GSE’s common stock as of the close of business on July 8, 2003, and will receive a 7% annual fee, payable on a quarterly basis, calculated on the total amount of the then-existing value of the letters of credit.

During 2005, George J. Pedersen, our Chairman of the Board and Chief Executive Officer, beneficially owned shares and options of GSE stock representing less than 5% of GSE. In 2005, Mr. Pedersen served on GSE’s board of directors and compensation committee.

Contractual Obligations

The following table is in thousands.

	Payments Due By Period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Debt obligations (1)	$42,523	$42,502	$21	$—	$—
Operating lease obligations (2)	72,490	18,582	25,004	14,529	14,375
Other long-term liabilities (3)	3,282	22	77	633	2,550

Total	$118,295	$61,106	$25,102	$15,162	$16,925

(1)	Amounts are included on the Company’s consolidated balance sheet at December 31, 2005. See Note 8 to our consolidated financial statements for additional information regarding debt and related matters.

(2)	Operating lease obligations have been reduced for the related amount disclosed in Other Long-term Liabilities as deferred rent (see below). See Note 14 to our consolidated financial statements in Item 8 for additional information regarding operating leases.

(3)	Other Long-term Liabilities at December 31, 2005 included approximately $3.3 million of deferred rent liabilities resulting from recording rent expenses on a straight-line basis over the life of the respective lease in accordance with Statement of Financial Accounting Standards (SFAS) No. 13, Accounting for Leases, and FASB Technical Bulletin No. 85-3, Accounting for Operating Leases with Scheduled Rent Increases.

Gain on Disposal of Operations

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

In December 2005, we sold our 40 percent interest in our Vosper-ManTech joint venture in the United Kingdom to Vosper Thornycroft Limited for approximately $4.3 million including accrued dividends. The sale resulted in a $1.6 million pre-tax gain recorded in gain on disposal of operations.

Discontinued Operations

Our Consolidated Financial Statements and related note disclosures reflect our ManTech MSM Security Services, Inc. (MSM) subsidiary as “Long-Lived Assets to Be Disposed of by Sale” for all periods presented in accordance with Statement of Financial Accounting Standards No. 144—Accounting for the Impairment or Disposal of Long-Lived Assets. As such, MSM is classified as held for sale in the consolidated balance sheets and discontinued operations, net of applicable income taxes in the consolidated statements of income.

In February 2005, we reached the final corporate determination that we would exit the personnel security investigation (PSI) services business and discontinue operations at our MSM subsidiary. We reached the determination to sell our MSM subsidiary after we concluded that the MSM business no longer furthered our long-term strategic objectives. Currently, we intend to sell MSM as a going-concern and are in discussions with potential buyers. We expect to complete the sale or other disposition of the MSM operations by the end of the second quarter of 2006. As noted above, we recorded a loss accrual for $3.6 million at December 31, 2005 based on offers received from potential buyers in early 2006. The loss accrual reflects the write-off of intangible assets including goodwill, net of taxes. The loss also reflects a valuation allowance of $1.3 million for deferred state income tax assets related to net operating losses carried forward, which are not expected to be realized.

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

We derive the majority of our revenue from cost-plus-fixed-fee, cost-plus-award-fee, firm-fixed-price, or time-and-materials contracts. Revenues for cost-reimbursement contracts are recorded as reimbursable costs are incurred, including an estimated share of the applicable contractual fees earned. For performance-based fees under cost reimbursable contracts, that are subject to the provisions of Statement of Position 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts (SOP 81-1), we recognize the relevant portion of the expected fee to be awarded by the client at the time such fee can be reasonably estimated, based on factors such as our prior award experience and communications with the client regarding performance. For cost reimbursable contracts with performance-based fee incentives that are subject to the provisions of U.S. Securities and Exchange Commission Staff Accounting Bulletin No. 104, Revenue Recognition (SAB104), we recognize the relevant portion of the fee upon customer approval. For time-and-material contracts, revenue is recognized to the extent of billable rates times hours delivered plus material and other reimbursable costs incurred. For long-term fixed-price production contracts, revenue is recognized at a rate per unit as the units are delivered, or by other methods to measure services provided. Revenue from other long-term fixed-price contracts is recognized ratably over the contract period or by other appropriate methods to measure services provided. Contract costs are expensed as incurred except for certain limited long-term contracts noted below. For long-term contracts which are specifically described in the scope section of American Institute of Certified Public Accountants (“AICPA”) Statement of Position (“SOP”) No. 81-1, “Accounting for Performance of Construction Type and Certain Production-Type Contracts,” or other appropriate accounting literature we apply the percentage of completion method. Under the percentage of completion method, income is recognized at a consistent profit margin over the period of performance based on estimated profit margins at completion of the contract. This method of accounting requires estimating the total revenues and total contract cost at completion of the contract. During the performance of long-term contracts, these estimates are periodically reviewed and revisions are made as required. The impact on revenue and contract profit as a result of these revisions is included in the periods in which the revisions are made. This method can result in the deferral of costs or the deferral of profit on these contracts. Because we assume the risk of performing a fixed-price contract at a set price, the failure to accurately estimate ultimate costs or to control costs during performance of the work could result, and in some instances has resulted, in reduced profits or losses for such contracts. Estimated losses on contracts at completion are recognized when identified. In certain circumstances, revenues are recognized when contract amendments have not been finalized.

Goodwill

Goodwill represents the excess of cost over the fair value of net tangible and identifiable intangible assets of acquired companies. Effective January 1, 2002, we adopted SFAS No. 142, and no longer amortize goodwill; rather, we review goodwill at least annually for impairment. We have elected to perform this review annually during the second quarter of each calendar year and no adjustments were necessary. For acquisitions completed prior to the adoption of SFAS No. 141 and SFAS No. 142 on January 1, 2002, goodwill was amortized on a straight-line basis over periods ranging from two to twenty years.

As noted above in our discussion of “Discontinued Operations” above, we recorded at December 31, 2005 a loss accrual for the impairment of goodwill related to MSM.

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123 (revised 2004), “Share-Based Payment,” which will require the compensation costs related to share-based payment transactions to be recognized in financial statements. With limited exceptions, the amount of compensation will be measured based on the grant-date fair value of the equity instruments issued. Compensation cost will be recognized over the vesting period during which an employee provides service in exchange for the award. SFAS No. 123(R) is effective January 1, 2006 for the company. We will adopt the modified prospective method for reporting utilizing the Black-Scholes model for valuing our stock-based compensation on date of grant.

Information about the fair value of stock options under the Black-Scholes model and its pro forma impact on the Company’s net earnings and earnings per share for the historical periods is illustrated in Note 2 of our financial statements under Stock-based Compensation disclosure. We expect the impact of implementing the new standard will be a reduction in diluted earnings per share of approximately $0.10 to $0.12 for the fiscal year ending December 31, 2006. The new pronouncement will also require excess tax benefits related to the exercise of stock options be reported in the statement of cash flows as an inflow from financing activities and an outflow from operating activities. As of December 31, 2005, all of our grants under the 2002 plan had a 10 year contractual life. For future grants, we intend to shorten the contractual life to 5 years. At December 31, 2005, we had approximately $9.2 million of unrecognized compensation expense for awards outstanding to be amortized ratably over the remaining service period less an estimate for forfeitures.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Our exposure to market risk relates to changes in interest rates for borrowings under our revolving credit facility. These borrowings bear interest at variable rates. A hypothetical 10% increase in interest rates would have increased our annual interest expense for the year ended December 31, 2005 by less than $0.4 million.

In December 2001, we entered into an interest swap agreement in order to reduce our exposure associated with the market volatility of fixed LIBOR interest rates. This agreement had a notional principal amount of $25.0 million and, as of December 31, 2004, had a rate of 6.83%. This agreement was a hedge against revolving debt of $25.0 million, which contained interest at monthly floating LIBOR plus a margin currently at 1.00%. At stated monthly intervals the difference between the interest on the floating LIBOR-based debt and the interest calculated in the swap agreement was settled in cash. This agreement expired in December 2005. We have no other interest rate swap outstanding at December 31, 2005.

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

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

ON THE CONSOLIDATED FINANCIAL STATEMENTS

To the Board of Directors and Stockholders of ManTech International Corporation

Fairfax, Virginia

We have audited the accompanying consolidated balance sheets of ManTech International Corporation and subsidiaries (the “Company”) as of December 31, 2005 and 2004, and the related consolidated statements of income, changes in stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2005. Our audits also included the financial statement schedule listed at Item 15(a)(2). These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of ManTech International Corporation and subsidiaries as of December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth herein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 8, 2006 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

McLean, Virginia

March 8, 2006

MANTECH INTERNATIONAL CORPORATION

CONSOLIDATED BALANCE SHEETS

(Dollars in Thousands)

	December 31,
	2005	2004
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$5,662	$22,946
Receivables—net	239,676	196,086
Prepaid expenses and other	7,393	9,413
Assets held for sale	4,831	25,546

Total current assets	257,562	253,991
Property and equipment—net	11,713	8,505
Goodwill	227,747	153,374
Other intangibles—net	35,602	23,997
Investments	22	6,011
Employee supplemental savings plan assets	11,902	12,208
Other assets	11,437	10,316

TOTAL ASSETS	$555,985	$468,402

See notes to consolidated financial statements.

MANTECH INTERNATIONAL CORPORATION

CONSOLIDATED BALANCE SHEETS (Continued)

(Dollars in Thousands)

	December 31,
	2005	2004
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of debt	$42,502	$25,080
Accounts payable and accrued expenses	57,933	52,668
Accrued salaries and related expenses	41,428	35,004
Deferred income taxes—current	663	5,937
Billings in excess of revenue earned	6,611	5,252
Liabilities held for sale	4,978	2,889

Total Current Liabilities	154,115	126,830
Debt—net of current portion	21	104
Accrued retirement	13,054	13,435
Other long-term liabilities	3,282	5,711
Deferred income taxes—non-current	6,920	1,743
Minority interest	—	56

TOTAL LIABILITIES	177,392	147,879

COMMITMENTS AND CONTINGENCIES	—	—

STOCKHOLDERS’ EQUITY:
Common stock, Class A—$0.01 par value; 150,000,000 shares authorized; 18,016,328 and 17,418,950 shares issued and outstanding at December 31, 2005 and 2004, respectively	180	174
Common stock, Class B—$0.01 par value; 50,000,000 shares authorized; 15,065,293 and 15,065,293 shares issued and outstanding at December 31, 2005 and 2004, respectively	151	151
Additional paid-in capital	233,360	219,664
Retained earnings	144,903	100,710
Accumulated other comprehensive (loss) income	(1)	205
Unearned ESOP shares	—	(381)
Deferred compensation	640	640
Shares held in grantor trust	(640)	(640)

TOTAL STOCKHOLDERS’ EQUITY	378,593	320,523

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$555,985	$468,402

See notes to consolidated financial statements.

MANTECH INTERNATIONAL CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(Dollars in Thousands Except Per Share Amounts)

	Year Ended December 31,
	2005	2004	2003
REVENUES	$980,290	$826,928	$667,234
COST OF SERVICES	805,853	677,223	545,481

GROSS PROFIT	174,437	149,705	121,753

COSTS AND EXPENSES:
General and administrative	82,866	76,039	62,619
Depreciation and amortization	7,217	5,199	4,361

Total costs and expenses	90,083	81,238	66,980

INCOME FROM CONTINUING OPERATIONS	84,354	68,467	54,773
Interest (expense), net	(2,271)	(1,927)	(1,956)
Equity in earnings (losses) of affiliates	503	574	(662)
Gain on disposal of operations	5,288	—	176
Other (expense) income, net	(330)	554	858

INCOME BEFORE PROVISION FOR INCOME TAXES AND MINORITY INTEREST	87,544	67,668	53,189
Provision for income taxes	(34,317)	(25,743)	(21,594)
Minority interest	(32)	(7)	(7)

INCOME FROM CONTINUING OPERATIONS—net of taxes	53,195	41,918	31,588
(Loss) income from discontinued operations—net of taxes	(9,002)	(17,211)	3,572

NET INCOME	$44,193	$24,707	$35,160

BASIC EARNINGS (LOSS) PER SHARE:
Income from continuing operations—net of taxes	$1.62	$1.30	$0.99
(Loss) income from discontinued operations—net of taxes	(0.27)	(0.54)	0.11

Basic earnings per share	$1.35	$0.76	$1.10

Weighted average common shares outstanding	32,832,317	32,302,285	31,988,143

DILUTED EARNINGS (LOSS) PER SHARE:
Income from continuing operations—net of taxes	$1.60	$1.29	$0.98
(Loss) income from discontinued operations—net of taxes	(0.27)	(0.53)	0.11

Diluted earnings per share	$1.33	$0.76	$1.09

Weighted average common shares outstanding	33,273,654	32,478,946	32,190,523

See notes to consolidated financial statements.

MANTECH INTERNATIONAL CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Dollars in Thousands)

	Common Stock	Addit- ional Paid-In Capital	Compre- hensive Income (Loss)	Retained Earnings	Accum- ulated Other Compre- hensive Income (Loss)	Unearned ESOP Shares	Deferred Compen- sation	Treasury Stock	Total Stock- holders’ Equity
BALANCE, JANUARY 1, 2003	$319	$206,861		$40,843	$(2,025)	$—	$640	$(640)	$245,998
Net income	—	—	$35,160	35,160	—	—	—	—	35,160

Other comprehensive gain:
Cash flow hedge, net of tax	—	—	661	—	—	—	—	—	—
Translation adjustments, net of tax	—	—	180	—	—	—	—	—	—

Other comprehensive gain, net of tax	—	—	841	—	841	—	—	—	841

Comprehensive income, net of tax	—	—	$36,001	—	—	—	—	—	—

Stock option exercises	1	2,120	—	—	—	—	—	—	2,121
Tax benefit from exercise of stock options	—	327	—	—	—	—	—	—	327
Stock option expense	—	178	—	—	—	—	—	—	178
Tax benefit from underwriting costs	—	897	—	—	—	—	—	—	897
Contribution of Class A common stock to Employee Stock Ownership Plan	1	2,181	—	—	—	—	—	—	2,182

BALANCE, DECEMBER 31, 2003	321	212,564	—	76,003	(1,184)	—	640	(640)	287,704

Net income	—	—	$24,707	24,707	—	—	—	—	24,707

Other comprehensive gain:
Cash flow hedge, net of tax	—	—	970	—	—	—	—	—	—
Translation adjustments, net of tax	—	—	419	—	—	—	—	—	—

Other comprehensive gain, net of tax	—	—	1,389	—	1,389	—	—	—	1,389

Comprehensive income, net of tax	—	—	$26,096	—	—	—	—	—	—

Stock option exercise	3	3,928	—	—	—	—	—	—	3,931
Tax benefit from exercise of stock options	—	771	—	—	—	—	—	—	771
Stock option expense	—	76	—	—	—	—	—	—	76
Contribution of Class A common stock to Employee Stock Ownership Plan (ESOP)	1	2,325	—	—	—	—	—	—	2,326
Unearned ESOP shares in excess of ESOP obligation	—	—	—	—	—	(381)	—	—	(381)

BALANCE DECEMBER 31, 2004	325	$219,664	—	100,710	205	(381)	640	(640)	320,523
Net income	—	—	$44,193	44,193	—	—	—	—	44,193

Other comprehensive gain:
Cash flow hedge, net of tax	—	—	152	—	—	—	—	—	—
Translation adjustments, net of tax	—	—	(358)	—	—	—	—	—	—

Other comprehensive (loss), net of tax	—	—	(206)	—	(206)	—	—	—	(206)

Comprehensive income, net of tax	—	—	$43,987	—	—	—	—	—	—

Stock option exercise	5	9,502	—	—	—	—	—	—	9,507
Tax benefit from exercise of stock options	—	1,895	—	—	—	—	—	—	1,895
Stock option expense	—	18	—	—	—	—	—	—	18
Contribution of Class A common stock to Employee Stock Ownership Plan (ESOP)	1	2,281	—	—	—	—	—	—	2,282
Unearned ESOP shares in excess of ESOP obligation	—	—	—	—	—	381	—	—	381

BALANCE DECEMBER 31, 2005	$331	$233,360	—	$144,903	$(1)	$0	$640	$(640)	$378,593

See notes to consolidated financial statements.

MANTECH INTERNATIONAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in Thousands)

	Year Ended December 31,
	2005	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$44,193	$24,707	$35,160
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Equity in (earnings) losses of affiliates	(503)	(574)	662
Loss (income) on discontinued operations—net of tax	9,002	17,211	(3,572)
Gain on disposal of operations	(5,288)	—	(176)
Deferred income taxes	(1,625)	(16,056)	5,643
Depreciation and amortization	8,642	6,830	7,455
Change in assets and liabilities—net of effects from acquired and disposed businesses:
Increase in receivables	(27,252)	(19,758)	(32,943)
Decrease (increase) in prepaid expenses and other	2,418	7,992	(10,213)
Increase in accounts payable and accrued expenses	6,175	10,237	4,914
Increase in accrued salaries and related expenses	3,538	5,469	3,840
Increase in billings in excess of revenue earned	1,071	1,892	641
(Decrease) increase in accrued retirement	(381)	1,521	2,359
Dividends from Vosper—Mantech Limited	2,962	357	315
Other	4,373	(471)	861

Net cash flow from operating activities of continuing operations	47,325	39,357	14,946
Net cash flow from discontinued operations	14,162	(11,991)	(13,756)

Net cash flow from operating activities	61,487	27,366	1,190

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(5,614)	(4,530)	(1,318)
Investment in capitalized software for internal use	(1,489)	(1,503)	(1,453)
Proceeds from sales of property and equipment	—	—	2
Investment in capitalized software products	—	(120)	(1,752)
Purchase of minority interest in MASI UK	(86)	—	—
Acquisition of businesses, net of cash acquired	(106,798)	(10,855)	(64,025)
Proceeds from disposal of operations	8,730	—	—

Net investing cash flow from continuing operations	(105,257)	(17,008)	(68,546)
Net investing cash flow from discontinued operations	(360)	(432)	(5,695)

Net cash flow from investing activities	(105,617)	(17,440)	(74,241)

See notes to consolidated financial statements.

MANTECH INTERNATIONAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(Dollars in Thousands)

	Year Ended December 31,
	2005	2004	2003
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	9,507	3,931	2,121
Payment of not-to-compete financings	—	—	(1,000)
Net increase in borrowing under lines of credit	17,402	—	—
Repayment of notes payable	(63)	(77)	—

Net cash flow from financing activities	26,846	3,854	1,121

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(17,284)	13,780	(71,930)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	22,946	9,166	81,096

CASH AND CASH EQUIVALENTS, END OF PERIOD	$5,662	$22,946	$9,166

SUPPLEMENTAL CASH FLOW INFORMATION
Noncash financing activities:
ESOP Contributions	$2,663	$1,945	$2,182

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2005, 2004 and 2003

1. Description of the Business

ManTech is a leading provider of innovative technologies and solutions for mission-critical national security programs for the Intelligence Community, the Departments of Defense, State, Homeland Security, and Justice, and other U.S. federal government agencies. Our expertise includes engineering, systems integration, software services, enterprise architecture, information assurance and security architecture, intelligence operations and analysis support, network and critical infrastructure protection, information operations and computer forensics, information technology, communications integration, and engineering support. With approximately 6,000 highly-qualified employees, we operate in the United States and over 40 countries worldwide.

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

Revenue Recognition—The majority of our revenues are derived from cost-plus-fixed-fee, cost-plus-award fee, firm-fixed-price, or time-and-materials contracts. Under cost-plus-fixed or award-fee contracts, revenues are recognized as costs are incurred and include an estimate of applicable fees earned. For performance-based fees under cost reimbursable contracts, that are subject to the provisions of Statement of Position 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts (SOP 81-1), we recognize the relevant portion of the expected fee to be awarded by the client at the time such fee can be reasonably estimated, based on factors such as our prior award experience and communications with the client regarding performance. For cost reimbursable contracts with performance-based fee incentives that are subject to the provisions of U.S. Securities and Exchange Commission Staff Accounting Bulletin No. 104, Revenue Recognition (SAB104), we recognize the relevant portion of the fee upon customer approval. For time-and-material contracts, revenues are computed by multiplying the number of direct labor-hours expended in the performance of the contract by the contract billing rates and adding other billable direct costs. For long-term fixed-price production contracts, revenue is recognized at a rate per unit as the units are delivered, or by other methods to measure services provided. Revenue from other long-term fixed-price contracts is recognized ratably over the contract period or by other appropriate methods to measure services provided. Contract costs are expensed as incurred except for certain limited long-term contracts noted below. For long-term contracts which are specifically described in the scope section of American Institute of Certified Public Accountants (“AICPA”) Statement of Position (“SOP”) No. 81-1, “Accounting for Performance of Construction Type and Certain Production-Type Contracts,” or other appropriate accounting literature, we apply the percentage of completion method. Under the percentage of completion method, income is recognized at a consistent profit margin over the period of performance based on estimated profit margins at completion of the contract. This method of accounting requires estimating the total revenues and total contract cost at completion of the contract. During the performance of long-term contracts, these estimates are periodically reviewed and revisions are made as required. The impact on revenue and contract profit as a result of these revisions is included in the periods in which the revisions are made. This method can

MANTECH INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

result in the deferral of costs or the deferral of profit on these contracts. Because we assume the risk of performing a fixed-price contract at a set price, the failure to accurately estimate ultimate costs or to control costs during performance of the work could result, and in some instances has resulted, in reduced profits or losses for such contracts. Estimated losses on contracts at completion are recognized when identified. In certain circumstances, revenues are recognized when contract amendments have not been finalized.

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

Inventory—Inventory is carried at the lower of cost or market. Cost is computed on a specific identification basis. We recorded an inventory valuation allowance of $0.3 million and $0.3 million in 2005 and 2004, respectively.

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

Software Development Costs—We account for software development costs related to software products for sale, lease or otherwise marketed in accordance with Statement of Financial Accounting Standards (SFAS) No. 86, Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed. For projects fully funded by us, significant development costs are capitalized from the point of demonstrated technological feasibility until the point in time that the product is available for general release to customers. Once the product is available for general release, capitalized costs are amortized based on units sold, or on a straight-line basis over a five-year period or other such shorter period as may be required. We recorded $1.3 million, $1.5 million, and $2.3 million per year of amortization expense for the years ended December 31, 2005, 2004 and 2003, respectively. Capitalized software costs included in Other Intangibles at December 31, 2005 and 2004, were $3.6 million and $2.0 million per year, respectively. We recorded a valuation allowance for capitalized software cost for sale of $0.3 million in 2004 and none in 2005.

Impairment of Long-Lived Assets—Whenever events or changes in circumstances indicate that the carrying amount of long-lived assets may not be fully recoverable, we evaluate the probability that future undiscounted net cash flows, without interest charges, will be less than the carrying amount of the assets. If any impairment were indicated as a result of this review, we would recognize a loss based on the amount by which the carrying amount exceeds the estimated fair value. We believe that no impairments exist as of December 31, 2005 except for Discontinued Operations, see note 16.

MANTECH INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Stock-Based Compensation—As we are permitted under SFAS No. 123, Accounting for Stock-Based Compensation, we account for our stock-based compensation plan using the intrinsic value method under the recognition and measurement principles of Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. For the years ended December 31, 2005, 2004, and 2003, we recognized pre-tax compensation expense of approximately $18 thousand, $76 thousand, and $178 thousand, respectively. In accordance with the provisions of SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure, the following table illustrates the effect on net income and earnings per share if we had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation (in thousands, except per share data).

	Year Ended December 31,
	2005	2004	2003
Net income, as reported	$44,193	$24,707	$35,160
Add: stock-based compensation, net of tax, included in net income as reported	11	47	106
Deduct: stock-based employee compensation expense determined under fair value based method for all awards—net of related tax effects	(3,157)	(2,211)	(2,473)

Pro forma net income	$41,047	$22,543	$32,793

Earnings per share:
Basic—as reported	$1.35	$0.76	$1.10
Basic—pro forma	$1.25	$0.70	$1.03
Diluted—as reported	$1.33	$0.76	$1.09
Diluted—pro forma	$1.23	$0.69	$1.02

MANTECH INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

We typically issue 10-year options that generally vest annually over a three-year period from the date of grant. For disclosure purposes, the fair value of each option is estimated on the date of grant using the Black-Scholes option-pricing model. The following assumptions were used for option grants during the years ended December 31, 2005, 2004 and 2003:

	Year Ended December 31,
	2005	2004	2003
Dividend yield	0.00%	0.00%	0.00%
Volatility	43.19–45.00%	33.40–47.20%	33.00–34.90%
Risk-free interest rate	3.46–4.23%	2.07–3.08%	1.77–2.38%
Expected life of options (in years)	3.00	3.00	3.00

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123 (revised 2004), “Share-Based Payment,” which will require the compensation costs related to share-based payment transactions to be recognized in financial statements. With limited exceptions, the amount of compensation will be measured based on the grant-date fair value of the equity instruments issued. Compensation cost will be recognized over the vesting period during which an employee provides service in exchange for the award. SFAS No. 123R is effective January 1, 2006 for the Company. We will adopt the modified prospective method for reporting in 2006 and continue utilizing the Black-Scholes model to value our awards on the date of grant. We expect the impact of implementing the new standard will be a reduction in diluted earnings per share of approximately $0.10 to $0.12 for the fiscal year ending December 31, 2006. The new pronouncement will also require excess tax benefits related to the exercise of stock options be reported in the statement of cash flows as an inflow from financing activities and an outflow from operating activities. As of December 31, 2005, all of our grants under the 2002 plan had a 10 year contractual life. For future grants, we intend to shorten the contractual life to 5 years. At December 31, 2005, we had approximately $9.2 million of unrecognized compensation expense for awards outstanding to be amortized ratably over the remaining service period less an estimate for forfeitures. Information about the fair value of the stock options under the Black-Scholes model and its pro forma impact on the Company’s net earnings and earnings per share for the historical periods is illustrated above under Stock-based Compensation disclosure.

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

MANTECH INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

	For the Year Ended
	2005	2004	2003
Basic weighted average common shares outstanding	32,832,317	32,302,285	31,988,143
Effect of potential exercise of stock options	441,337	176,661	202,380

Diluted weighted average common shares outstanding	33,273,654	32,478,946	32,190,523

Options to purchase approximately 109 thousand and 950 thousand shares of common stock were outstanding at December 31, 2005 and 2004 respectively, but were not included in the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of the common shares and, therefore, the effect would be anti-dilutive.

4. Business Segment and Geographic Area Information

We operate as one segment, delivering a broad array of information technology and technical services solutions under contracts with the U.S. government, state and local governments, and commercial customers. Our federal government customers typically exercise independent contracting authority, and even offices or divisions within an agency or department may directly, or through a prime contractor, use our services as a separate customer so long as that customer has independent decision-making and contracting authority within its organization. Our customer, the U.S. Army Lifecycle Management Command (LCMC-HQ) (formerly Communications-Electronic Command Headquarters—CECOM-HQ) accounted for 19.7% and 15.4% of our revenues for the years ended December 31, 2005 and 2004, respectively. No single customer accounted for 10% or more of our revenues for the years ended December 31, 2003. At December 31, 2005, 2004 and 2003, one customer, LCMC-HQ, accounted for 17.3%, 17.0% and 11.9% of our accounts receivable, respectively. In addition, there were no sales to any customers within a single country (except for the United States) where the sales accounted for 10% or more of total revenue. We treat sales to U.S. government customers as sales within the United States regardless of where the services are performed. Substantially all assets of continuing operations were held in the United States for the years ended December 31, 2005, 2004 and 2003. Revenues by geographic customer and the related percentages of total revenues for the years ended December 31, 2005, 2004 and 2003, were as follows (in thousands):

	Year Ended December 31,
	2005	2004	2003
United States	$973,084	$821,685	$662,956
International	7,206	5,243	4,278

	$980,290	$826,928	$667,234

United States	99.3%	99.4%	99.4%
International	0.7	0.6	0.6

	100.0%	100.0%	100.0%

MANTECH INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

During 2005, we had the following contract in continuing operations exceed 10% of our revenue. There were no contracts in continuing operations that met these thresholds in 2004 and 2003 (in thousands).

	Year Ended December 31,
	2005	2004	2003
Revenues from external customers:
Regional Logistics Support to the Warfighter contract	$110,001	$61,221	$32,588
All other contracts	870,289	765,707	634,646

ManTech Consolidated	$980,290	$826,928	$667,234

Gross profit:
Regional Logistics Support to the Warfighter contract	$7,291	$5,080	$3,363
All other contracts	167,146	144,625	118,390

ManTech Consolidated	$174,437	$149,705	$121,753

Receivables:
Regional Logistics Support to the Warfighter contract	$31,696	$19,173	$12,330
All other contracts	207,980	176,913	163,997

ManTech Consolidated	$239,676	$196,086	$176,327

Disclosure items required under SFAS No. 131 including interest revenue, interest expense, depreciation and amortization and expenditures for segment assets are not applicable as we review those items on a consolidated basis.

5. Revenues and Receivables

We deliver a broad array of information technology and technical services solutions under contracts with the U.S. government, state and local governments, and commercial customers. Revenues from the U.S. government under prime contracts and subcontracts, as compared to total contract revenues, were approximately 98.0%, 98.1% and 98.0% for the years ended December 31, 2005, 2004 and 2003, respectively. Approximately 26.8%, 28.7%, and 35.4% of our revenues were generated under cost-reimbursable contracts for the years ended December 31, 2005, 2004 and 2003, respectively. The components of contract receivables are as follows (in thousands):

	Year ended December 31,
	2005	2004
Billed receivables	$204,793	$161,456
Unbilled receivables:
Amounts currently billable	29,592	17,191
Revenues recorded in excess of estimated contract value or funding	4,100	6,278
Revenues recorded in excess of milestone billings on fixed price contracts	3,737	5,645
Indirect costs incurred in excess of provisional billing rates	629	4,983
Retainage	1,935	4,440
Allowance for doubtful accounts	(5,110)	(3,907)

	$239,676	$196,086

MANTECH INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Revenues recorded in excess of milestone billings on fixed price contracts consist of amounts not expected to be billed within the next month. Amounts currently billable consist principally of amounts to be billed within the next month. Indirect cost rates in excess of provisional billing rates on U.S. government contracts are generally billable at actual rates less a reduction of 0.5% of the actual general and administrative rate base before a Defense Contract Audit Agency (DCAA) audit is completed. The balance remaining, as well as any retainage, is billable upon completion of a DCAA audit (see note 14). Revenues recorded in excess of contract value or funding are billable upon receipt of contractual amendments or other modifications. At December 31, 2005, the amount of receivables that we expect to collect after one year is $5.1 million.

6. Property and Equipment

Major classes of property and equipment are summarized as follows (in thousands):

	December 31,
	2005	2004
Furniture and equipment	$22,097	$23,247
Land/Buildings	2,028	—
Leasehold improvements	7,962	6,666

	32,087	29,913
Less: Accumulated depreciation and amortization	(20,374)	(21,408)

	$11,713	$8,505

Depreciation and amortization expense for the years ended December 31, 2005, 2004 and 2003 was $3.0 million, $2.4 million, and $2.4 million, respectively.

7. Goodwill and Other Intangibles

SFAS No. 142, Goodwill and Other Intangible Assets requires, among other things, the discontinuance of goodwill amortization. Under SFAS 142, goodwill is to be reviewed at least annually for impairment; we have elected to perform this review annually during the second quarter each calendar year. These reviews have resulted in no adjustments in goodwill.

In February 2005, we classified our ManTech MSM Security Services, Inc. (MSM) subsidiary as discontinued (refer to Note 16: Discontinued Operations). As required under SFAS No. 144—Accounting for the Impairment or Disposal of Long-Lived Assets, we have reclassified assets of MSM as Assets Held for Sale for all periods presented. At December 31, 2005, we recorded a loss accrual of $ 3.6 million on the valuation of these assets based on offers received from potential buyers in early 2006. The loss accrual reflects the write-off of intangible assets including goodwill, net of taxes. It also included a valuation allowance of $1.3 million for deferred state income tax assets related to net operating losses carried forward, which are not expected to be realized.

On February 11, 2005, we sold our ManTech Environmental Technology, Inc. (METI) subsidiary (refer to Note 17: Gain on Disposal of Operations). For the period ended December 31, 2004, we had $1.4 million in Goodwill associated with METI. On May 31, 2005, we completed the acquisition of 100 percent of outstanding shares of Gray Hawk Systems, Inc. (refer to Note 15: Acquisitions). At December 31, 2005, goodwill and other intangibles for Gray Hawk Systems, Inc. totaled $91.0 million.

During 2004, we completed the purchase price allocation of the assets acquired in the Integrated Data Systems Corporation (IDS) transaction. Pursuant to the valuation, there was no change to the amount of the total

MANTECH INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The components of goodwill and other intangibles are as follows (in thousands):

	December 31,
	2005	2004
Goodwill	$237,854	$163,481
Other intangibles	58,380	41,219

	296,234	204,700
Less: Accumulated amortization	(32,885)	(27,329)

	$263,349	$177,371

	December 31, 2005			December 31, 2004
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized intangible assets (in thousands):
Contract rights	$37,230	$9,875	$27,355	$24,708	$7,115	$17,593
Capitalized software cost for sale	12,072	8,458	3,614	9,072	7,121	1,951
Capitalized software cost for internal use	9,078	4,445	4,633	7,439	2,985	4,454

	$58,380	$22,778	$35,602	$41,219	$17,221	$23,998

Aggregate amortization expense for the years ended December 31, 2005, 2004, 2003 was $5.6 million, $4.4 million and $5.1 million, respectively.

Estimated amortization expense (in thousands):

Year ending:
December 31, 2006	$6,149
December 31, 2007	$4,670
December 31, 2008	$3,697
December 31, 2009	$3,437
December 31, 2010	$3,039

We recorded no valuation allowance for capitalized software for sale in 2005 and $0.3 million for the year ended 2004.

MANTECH INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

8. Debt

	December 31,
	2005	2004
Borrowings under the Amended and Restated Credit and Security Agreement (in thousands):
Revolving credit facility	$42,400	$25,000
Other notes	123	184

Total debt	42,523	25,184
Less: Current portion of debt	42,502	25,080

Debt—net of current portion	$21	$104

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

The maximum available borrowing under revolving credit facility at December 31, 2005 was $79.1 million. As of December 31, 2005, we were contingently liable under letters of credit totaling $3.5 million, which reduces the availability to borrow under the revolving portion of the facility. Borrowings under the Agreement are collateralized by our eligible contract receivables, inventory, all of our stock in certain of our subsidiaries and certain property and equipment, and bear interest at the agreed-upon London Inter-Bank Offer Rate (LIBOR) plus 1.00% or the lender’s prime rate, plus market-rate spreads that are determined based on a company leverage ratio calculation. At December 31, 2005, the bank’s prime rate was 7.25% and $30 million of our debt was at LIBOR rate of 5.36%-5.53%. The aggregate annual weighted average interest rates were 6.56%, 8.03% and 8.97% for 2005, 2004 and 2003, respectively.

Our credit facility requires us to maintain specified financial covenants relating to fixed charge coverage, interest coverage, and debt coverage, and maintain a certain level of consolidated net worth. As of and during the years ended December 31, 2005 and 2004, except during the second quarter of 2004, we were in compliance with each of these financial covenants. The weighted average borrowings under the revolving portion of the facility and the prior agreement during the years ended December 31, 2005, 2004 and 2003, were $54.7 million, $30.7 million, and $25.3 million, respectively. In conjunction with the execution of the credit facility, we recorded $0.4 million in loan origination costs, included in other assets, which have been amortized ratably over the term of the credit facility.

Debt outstanding at December 31, 2005, is scheduled to mature, and/or is expected to be repaid, by the following calendar year ends: $102 thousand in 2006, $21 thousand in 2007 and none in 2008.

The total interest paid was $3.5 million, $2.4 million and $2.2 million, for the years ended December 31, 2005, 2004 and 2003, respectively.

MANTECH INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

We used interest rate swap agreements to manage exposure to fluctuations in interest rates during the past four years. This agreement was placed on December 17, 2001 and ended December 16, 2005. The agreement has a fixed LIBOR rate of 6.83% and is settled in cash on a monthly basis.

Effective January 1, 2001, we adopted SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, which, as amended by SFAS No. 138, establishes accounting and reporting standards for derivative instruments, including some derivative instruments embedded in other contracts, and for hedging activities. Upon adoption of SFAS No. 133, we recorded a $0.7 million ($0.4 million net of tax) transition adjustment in Other Comprehensive Income (Loss) as the cumulative effect of a change in accounting principle. We reclassified this amount into interest expense over the remaining life of the interest rate swap.

In an interest rate swap, we agree to exchange the difference between a variable interest rate and either a fixed or another variable interest rate, multiplied by a notional principal amount. In 2005, our swap agreement terminated resulting in a final adjustment through Other Comprehensive Income of $0.2 million loss, net of related taxes.

9. Income Taxes

For periods prior to the closing of our initial public offering on February 12, 2002, we accounted for earnings on a cash basis for federal income tax purposes. Effective as of the closing of the initial public offering, we changed to the accrual method of accounting, resulting in previously deferred income being recognized for tax purposes. As such, taxes will be due with respect to the four taxable years beginning with the taxable year of the offering. Because we previously recognized the deferred income for accounting purposes and accrued for the taxes, the change in tax status and the tax payments will not affect our earnings. The tax effect of this change expired at December 31, 2005.

The domestic and foreign components of income before provision for income taxes and minority interest, and without discontinued operations, were as follows (in thousands):

	Year Ended December 31,
	2005	2004	2003
Domestic	$85,749	$67,157	$52,611
Foreign	1,795	511	578

	$87,544	$67,668	$53,189

The provision for income taxes was comprised of the following components (in thousands), and without discontinued operations:

	Year Ended December 31,
	2005	2004	2003
Current provision:
Federal	$29,407	$27,747	$19,409
State	5,380	8,440	4,146
Foreign	637	344	23

	35,424	36,531	23,578

Deferred provision (benefit):
Federal	(997)	(6,834)	(1,787)
State	(110)	(3,954)	(356)
Foreign	—	—	159

	(1,107)	(10,788)	(1,984)

Total provision for income taxes	$34,317	$25,743	$21,594

MANTECH INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Net income tax provision (benefit) on discontinued operations was ($3.4) million, ($10.6) million, and $2.5 million; and the effective rate tax rates were 27.3%, 38.0%, and 40.8%; for the years ended December 31, 2005, 2004, and 2003, respectively.

The provision for income taxes varies from the amount of income tax determined by applying the applicable U.S. statutory tax rate to pre-tax income as a result of the following, and without discontinued operations:

	Year Ended December 31,
	2005	2004	2003
Statutory U.S. Federal tax rate	35.0%	35.0%	35.0%
Increase (decrease) in rate resulting from:
State taxes—net of Federal benefit	3.8	4.3	4.7
Foreign taxes	(0.5)	(0.1)	(0.2)
Adjustment to prior year’s Federal, state and foreign taxes	(0.5)	(3.0)	—
Nondeductible items:
Goodwill amortization	0.5	—	—
Compensation	0.6	1.1	0.1
Other, net	0.3	0.7	1.0

Effective tax rate	39.2%	38.0%	40.6%

The Company paid income taxes, net of refunds, of $35.7 million, $22.2 million and $19.4 million for the years ended December 31, 2005, 2004 and 2003, respectively.

Deferred income taxes arise from temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements. A summary of the tax effect of the significant components of deferred income taxes, without discontinued operation, follows (in thousands):

	December 31,
	2005	2004
Gross deferred tax liabilities:
Unbilled receivables and change in tax accounting method adjustments	$6,219	$12,628
Goodwill and other assets	12,991	7,694
Investments	0	801
Property & Equipment	546	626

Total deferred tax liabilities	19,756	21,749

Gross deferred tax assets:
Capital and State operating loss carryforwards	(433)	(1,926)
Retirement and other liabilities	(9,552)	(10,330)
Cash flow hedge	0	(337)
Allowance for potential contract losses and other contract reserves	(2,188)	(1,699)

Total deferred tax assets	(12,173)	(14,292)

Net deferred tax liabilities	$7,583	$7,457

The tax benefits associated with nonqualified stock options and disqualifying dispositions of incentive stock options reduced the current taxes payable by $1.9 million in 2005 and $0.8 million in 2004. Such benefits were recorded as an increase to Additional Paid-in Capital.

MANTECH INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

At December 31, 2005, we had capital loss carryforwards of $0.6 million that expire in 2008 through 2009. At December 31, 2005, we had state net operating losses of approximately $3.6 million that expire beginning 2006 through 2019.

In 2005, we established a $1.3 million valuation allowance against certain state net operating losses incurred by subsidiaries that are currently discontinued.

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

Common Stock—We have 150,000,000 shares of authorized Class A common stock, par value $0.01 per share. We have 50,000,000 shares of authorized Class B common stock, par value $0.01 per share. On December 31, 2005, there were 18,016,328 shares of Class A common stock outstanding and 15,065,293 shares of Class B common stock outstanding.

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

MANTECH INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Preferred Stock—We are authorized to issue an aggregate of 20,000,000 shares of preferred stock, $0.01 par value per share, the terms and conditions of which are determined by our board of directors upon issuance. The rights, preferences and privileges of holders of our common stock are subject to, and may be adversely affected by, the rights of holders of any shares of preferred stock that we may designate and issue in the future. At December 31, 2005 and 2004, no shares of preferred stock are outstanding and the board of directors currently has no plans to issue a series of preferred stock.

Shares Held in Grantor Trust—At December 31, 2005 and 2004, there were an additional 609,296 shares of Class B common stock, with a cost value of $0.6 million, reflected in equity in accordance with EITF 97-14, Accounting for Deferred Compensation Arrangements where Amounts Earned are Held in a Rabbi Trust and Invested. These shares are held in a Rabbi Trust to satisfy a defined contribution pension obligation, to be paid in stock for the benefit of Mr. Pedersen.

Stock Options—In January 2002, the board of directors adopted and the stockholders approved our Management Incentive Plan (the Plan), designed to enable us to attract, retain and motivate key employees. In connection with the creation of the Plan, all options outstanding under the ManTech International Corporation 1995 Long-Term Incentive Plan were assumed. Awards granted under the Plan are settled in shares of Class A common stock. As of December 31, 2005, the aggregate number of shares of our common stock authorized for issuance under the Plan was 4,287,963. Additionally, on January 1 of each year, pursuant to the terms of the Plan, the number of shares available for issuance automatically increases. The Plan provides that the number of shares available for issuance automatically increases by an amount equal to one and one-half percent of the total number of shares of Class A and Class B common stock outstanding on December 31st of the proceeding year. Through December 31, 2005, 912,197 shares of our Class A common stock have been issued as a result of the exercise of the options granted under the Plan. The Management Incentive Plan expires in December 2012.

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

MANTECH INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Information with respect to stock option activity and stock options outstanding at December 31, 2005, 2004 and 2003, was as follows:

	Number of Shares	Option Price Per Share	Weighted Average Price Per Share
Shares under option, December 31, 2003	1,786,501	$15.73–24.65	$18.27
Options granted	1,408,500	15.56–25.17	18.66
Options exercised	(239,753)	15.73–22.50	16.37
Options forfeited	(281,658)	15.73–25.17	19.58

Shares under option, December 31, 2004	2,673,590	$15.56–25.17	$18.52
Options granted	709,600	20.45–30.04	25.29
Options exercised	(540,277)	15.66–24.65	17.59
Options forfeited	(132,171)	16.00–29.80	20.24

Shares under option, December 31, 2005	2,710,742	$15.56–30.04	$20.38

Options vested at December 31, 2003	277,507	$16.00–24.65	$17.56
Options vested at December 31, 2004	1,064,667	15.73–25.17	17.71
Options vested at December 31, 2005	997,562	15.56–24.86	18.69

Range of Exercise Prices	Number of Shares Outstanding	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price
$15.56–19.82	1,288,749	8.00	$16.84
$20.04–23.11	731,060	8.03	$21.85
$23.95–30.04	690,933	9.22	$25.45

	2,710,742

11. Retirement Plans

We maintain nonqualified supplemental defined benefit pension plans for certain retired employees of an acquired company. The weighted average assumptions used in accounting for our pension plans in 2005, 2004 and 2003 were as follows:

	2005	2004	2003
Discount Rate	5.50%	5.75%	6.25%
Expected return on plan assets	2.00	2.00	2.00
Rate of compensation increase	N/A	N/A	N/A

The discount rate is the estimated rate at which the obligation for pension benefits could effectively be settled. The expected return on plan assets reflects the average rate of earnings that the Company estimates will be generated on the assets of the plans. The plans were partially funded beginning in 1999. At December 31, 2005 and 2004, 100 percent of these plan assets were invested in equity securities. The rate of compensation increase reflects the Company’s best estimate of the future compensation levels of the individual employees covered by the plans and is not applicable, as all covered employees had retired prior to 1998.

MANTECH INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table sets forth the status of the plans (in thousands):

	Year Ended December 31,
	2005	2004
Change in benefit obligation:
Benefit obligation at beginning of period	$1,988	$1,959
Interest cost	109	117
Actuarial loss	65	96
Benefits paid	(188)	(184)

Benefit obligation at end of period	1,974	1,988

Change in plan assets:
Fair value of plan assets at beginning of period	357	331
Employer contribution	188	207
Investment income	9	3
Benefits paid	(188)	(184)

Fair value of plan assets at end of period	366	357

Funded status at end of period	(1,608)	(1,631)
Unrecognized actuarial loss	595	553
Unrecognized prior-service cost	—	—

Net amount recognized at end of period	$(1,013)	$(1,078)

The components of net periodic pension cost for the Company’s defined benefit plans are provided in the following table (in thousands):

	Year Ended December 31,
	2005	2004	2003
Interest cost on projected benefit obligation	$109	$117	$117
Net amortization of prior-service cost and transition obligation	23	18	26

Net periodic pension cost	$132	$135	$143

We maintain three qualified defined contribution plans covering substantially all employees, which comply with Section 401 of the Internal Revenue Code. Under these plans, we stipulated a basic matching contribution that matches a portion of the participants’ contribution based upon a defined schedule. Contributions are invested by an independent investment company in one or more of several investment alternatives. The choice of investment alternatives is at the election of each participating employee. Our contributions to the plans were approximately $7.5 million, $5.1 million and $4.9 million for the years ended December 31, 2005, 2004 and 2003, respectively.

We maintain non-qualified defined contribution supplemental retirement plans for certain key employees. Under these plans we accrue a stated annual amount and may also include interest at the greater of 10% or our annual rate of return on investments. We incurred expenses associated with these plans and contributed $50 thousand, $75 thousand, $75 thousand for the years ended December 31, 2005, 2004 and 2003, respectively.

We also maintain two non-qualified deferred compensation plans for certain key employees. Under these plans, eligible employees may defer up to 75% of qualified annual base compensation and 100% of bonus. Employee contributions to these plans were approximately $2.8 million, $4.2 million and $1.7 million for the years ended December 31, 2005, 2004 and 2003, respectively.

MANTECH INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

For the years ended December 31, 2005, 2004 and 2003, we recorded $2.9 million, $1.9 million and $2.4 million, respectively, as compensation expense related to ESOP contributions. Shares contributed to the ESOP in 2005, 2004 and 2003, where 57,100, 118,814 and 94,474, respectively, of Class A common stock. As of December 31, 2005, we have authorized 10,325 additional shares to be transferred to the trust, which will take place in the first quarter of 2006. As such, we have a $0.3 million liability accrued at the end of 2005.

As required under Statement of Position No. 93-6, Employers’ Accounting for Employee Stock Ownership Plans, compensation expense is recorded for shares committed to be released to employees based on the fair market value of those shares in the period in which they are committed to be released. For the years ended December 31, 2005, 2004, and 2003, new shares were issued to satisfy this obligation.

12. Investments

GSE Systems, Inc.—In April 1994, GSE Systems, Inc. (GSE) was created by the merger of one of our majority-owned subsidiaries and two other entities. During the year ended December 31, 2001, we determined that we had obtained significant influence with respect to GSE. As a result, we began accounting for our investment in GSE using the equity method and recorded ($1.2 million) and $0.2 million in equity (losses) earnings for the years ended December 31, 2003 and 2002, respectively. At December 31, 2002, we held 914,784 shares of GSE common stock, $3.8 million of GSE convertible preferred stock and a $0.7 million demand note receivable from GSE. This note accrued interest at the prime rate plus 1.00% and interest was payable monthly.

In July 2003, we issued two letters of credit on behalf of GSE (see note 13). Pursuant to FIN No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, we recognized a liability and corresponding increase in our investment in GSE. In the first quarter 2005, we made an adjustment based on the fair value of the outstanding guarantee.

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

During 2005, George J. Pedersen, our Chairman of the Board and Chief Executive Officer, beneficially owned shares and options of GSE stock representing less than 5% of GSE. In 2005, Mr. Pedersen served on GSE’s board of directors and compensation committee.

Vosper-ManTech Limited—On September 7, 1995, MASI U.K. Limited, a majority-owned subsidiary of ours, and Vosper Thornycroft Limited entered into a Joint Venture agreement to form Vosper-ManTech Limited (the Joint Venture). MASI U.K. Limited held a 40% ownership in the Joint Venture and Vosper Thornycroft

MANTECH INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Limited owned the remaining 60%. In 2000, the Joint Venture began work on a ten-year follow-on contract providing outsourcing of the Government Communications Headquarters (GCHQ) for the United Kingdom’s logistics and engineering services. Mr. Pedersen and John A. Moore, our former Executive Vice President, each owned 1% of the outstanding shares of MASI U.K. In December 2005, we purchased the 2% of outstanding shares of MASI U.K. from Mr. Pedersen and Mr. Moore for $43 thousand each, or a total of $86 thousand.

Our interest in the Joint Venture was accounted for using the equity method. We recorded $0.5 million, $0.6 million and $0.6 million in equity earnings for the years ended December 31, 2005, 2004 and 2003, respectively. In December 2005, MASI U.K. Limited sold its 40% ownership in the joint venture to Vosper Thornycroft Limited for approximately $4.3 million including accrued dividends, which resulted in a pre-tax gain of approximately $1.6 million.

The components of investments are as follows (in thousands):

	December 31,
	2005	2004
GSE Systems, Inc.	$22	$3,110
Vosper-ManTech Limited	—	2,901

Total investments	$22	$6,011

13. Financial Guarantees

Letters of Credit—Effective July 11, 2003, our lenders issued two letters of credit to Fianzas Guardiana Inbursa, S.A. (FGI) on behalf of GSE. As discussed in note 12, prior to the sale of these investments on October 21, 2003, we held common and preferred stock in GSE and accounted for this investment using the equity method.

The first letter of credit in support of an advance payment bond of approximately $1.8 million, issued by FGI to a customer of GSE’s power business was cancelled in March of 2005. The second letter of credit is in support of a performance bond of approximately $1.3 million issued by FGI to the same customer and has a term of 42 months. The letter of credit can be drawn upon by FGI in the event that the related bond is drawn on by the customer, which would only occur in the event of a contractual default by GSE. In the event that the letter of credit is drawn upon, ManTech and GSE have signed a collateral agreement whereby GSE has agreed to indemnify us from any and all costs, damages, claims, actions, demands, losses and expenses (including the value of the letters of credit drawn upon, reasonable attorneys’ fees, collection fees or enforcement fees). In exchange for issuing the letters of credit, we received 100,000 warrants to purchase GSE’s common stock at the market price of GSE’s common stock as of the close of business on July 8, 2003, and will receive a 7% annual fee, payable on a quarterly basis, calculated on the total amount of the then-existing value of the letters of credit.

Indemnification Agreements—As permitted under Delaware law, we have agreements whereby we indemnify our current and former officers and directors for certain events or occurrences while the officer or director is, or was serving, at our request in such capacity. The term of the indemnification period is for the officer’s or director’s lifetime. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited; however, we have director and officer insurance coverage that limits the exposure and enables us to recover a portion of any future amounts paid. We believe that the estimated fair value of these indemnification agreements in excess of applicable insurance coverage is minimal.

MANTECH INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

14. Commitments and Contingencies

Payments to us on cost-reimbursable contracts with the U.S. government are provisional payments subject to adjustment upon audit by the DCAA. The majority of audits through 2002 and 2003 have been completed and resulted in no material adjustments. The audits for 2005, 2004 and the remaining audits for 2003 and 2002 are not expected to have a material effect on the results of future operations.

In the normal course of business, we are involved in certain governmental and legal proceedings, claims and disputes, and have litigation pending under several suits. We believe that the ultimate resolution of these matters will not have a material effect on our financial position or results of operations.

We lease office space and equipment under long-term operating leases. A number of the leases contain renewal options and escalation clauses. At December 31, 2005, aggregate future minimum rental commitments under these leases are as follows (in thousands):

Year ending:	Office Space	Equipment	Total
December 31, 2006	$13,823	$4,759	$18,582
December 31, 2007	11,985	1,809	13,794
December 31, 2008	10,700	583	11,283
December 31, 2009	9,213	16	9,229
December 31, 2010	5,931	2	5,933
Thereafter	16,926	—	16,926

Total	$68,578	$7,169	$75,747

Office space and equipment rent expense totaled approximately $24.0 million, $22.0 million and $19.4 million for the years ended December 31, 2005, 2004 and 2003, respectively.

We had $3.4 million and $2.7 million of deferred rent liabilities resulting from recording rent expense on a straight-line basis over the life of the respective lease in accordance with Statement of Financial Accounting Standards (SFAS) No. 13, Accounting for Leases, and FASB Technical Bulletin No. 85-3, Accounting for Operating Leases with Scheduled Rent Increases, for the years ended 2005 and 2004, respectively.

15. Acquisitions

Each of the following acquisitions has been accounted for as a purchase, and accordingly, the operating results of each of the acquired entities have been included in our consolidated financial statements since the respective dates of acquisition.

Gray Hawk Systems, Inc.—On May 31, 2005, we completed the acquisition of 100 percent of outstanding shares of Gray Hawk Systems, Inc. (“Gray Hawk”). Gray Hawk provides a broad range of intelligence-related services to the homeland security, law enforcement, Intelligence Community and the Department of Defense markets. The acquisition was consummated pursuant to an Agreement and Plan of Merger, dated May 3, 2005, which provided for the merger of a wholly owned subsidiary of ManTech with and into Gray Hawk, with Gray Hawk surviving the merger and becoming a wholly owned subsidiary of ManTech (“ManTech Gray Hawk”).

We believe the Gray Hawk acquisition further solidifies our position as a supplier of services in the high-end intelligence market. It expands our presence in homeland security related missions and compliments our high-end offerings for the Intelligence Community and Department of Defense. Gray Hawk’s capabilities

MANTECH INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

round-out ManTech’s skills in the end-to-end, intelligence information processing cycle, and give ManTech access to new markets in national defense agencies, which we believe will become increasingly important as the Intelligence Reform Act of 2004 continues to unfold.

The purchase price for the acquisition was $101.8 million in cash, which included transaction costs of $0.3 million. The purchase price included the full payment of Gray Hawk’s outstanding debt, repurchase of employee stock options by Gray Hawk, transaction costs and other related transaction expenses. Pursuant to the Merger Agreement, and as security for the Gray Hawk shareholders’ indemnification obligations, an escrow account in an amount equal to 10% of the adjusted purchase price has been established for a period of one year following the closing of the acquisition, which is to be used to satisfy certain indemnification obligations of the shareholders of Gray Hawk. Assuming we continue to produce adequate levels of taxable income, the full amount of goodwill, $75.4 million, will be deducted for tax purposes over 15 years.

Purchase Price Allocation

The acquisition has been accounted for as a business combination. Under business combination accounting, the total preliminary purchase price was allocated to Gray Hawk’s net tangible and identifiable intangible assets based on their estimated fair values as of May 31, 2005, as set forth below. The excess of the purchase price over the net tangible and identifiable intangible assets, as determined by a third party valuation firm, was recorded as goodwill. Recognition of goodwill is largely attributed to the highly skilled employees of Gray Hawk and the value paid for companies in this business. The preliminary allocation of the purchase price previously disclosed has been updated to reflect audit adjustments, which were not material, to the May 31, 2005 closing balance sheet. The aspect of the purchase price allocation which is not yet finalized relates to Gray Hawk shareholders’ indemnification obligations.

(table in thousands)
Cash	$608
Accounts receivable	18,584
Prepaid expenses and other current assets	455
Fixed assets	799
Other assets	284
Intangible assets	15,650
Goodwill	75,389
Accounts payable	(4,345)
Payroll liabilities	(3,576)
Deferred tax liability	(1,528)
Billings in excess of revenue earned	(321)
Other liabilities	(190)

Total preliminary purchase price	$101,809

MANTECH INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Intangible Assets

In allocating the purchase price, we considered, among other factors, our intention for future use of acquired assets, analyses of historical financial performance and estimates of future performance of Gray Hawk’s contracts. Our fair value of intangible assets was based, in part, on a valuation completed by independent appraisers using an income approach and estimates and assumptions provided by management. The following table sets forth the components of intangible assets associated with the acquisition at May 31, 2005 (in thousands):

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

Pro Forma Financial Information

The unaudited financial information in the table below summarizes the combined results of operations of ManTech and Gray Hawk, on a pro forma basis, as though the companies had been combined as of the beginning of each of the periods presented. The pro forma financial information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition and borrowings under our Credit Agreement (see Note 8) had taken place at the beginning of each of the periods presented. The pro forma financial information for the twelve months ended December 31, 2005 excludes third party expenses of $0.5 million, severance and bonus of $2.2 million, and a stock option repurchase of $7.4 million recorded by Gray Hawk in their historical statements of operations related to our Agreement and Plan of Merger dated May 3, 2005. The pro forma financial information for all periods presented also includes the business combination accounting effect on historical ManTech for amortization charges from acquired intangible assets, interest expense at our current level of debt, and the related tax effects.

The unaudited pro forma financial information for the year ended December 31, 2005, and 2004 combines the historical results for ManTech and Gray Hawk for those periods (in thousands except per share amounts).

	Year Ended December 31,
	2005	2004
Revenue	$1,011,245	$896,334
Income from continuing operations—net of taxes	$53,161	$41,324
Net income	$44,159	$24,131
Diluted earnings per share	$1.33	$0.74

MANTECH INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

On June 1, 2004, we acquired additional assets from ACS for $1.5 million. The assets acquired from ACS include contracts for providing support to North Atlantic Treaty Organization (NATO). Both acquisitions expanded our customer base. The following table (in thousands) summarizes the estimated fair value of the assets acquired at the dates of acquisition, based on an independent appraisal. No liabilities were assumed. Recognition of goodwill is largely attributed to the highly skilled employees we obtained from the ACS acquisition.

(in thousands)	U.S. AIR FORCE	NATO
Goodwill	$4,500	$500
Intangible Assets	2,000	1,000

Total	$6,500	$1,500

Integrated Data Systems—On February 28, 2003, we acquired 100 percent of the outstanding common shares of Integrated Data Systems (IDS). The results of operations for IDS have been included in our consolidated financial statements since that date. Founded in 1990, IDS delivers technology solutions and products in four core areas: software development, systems engineering/networking, information assurance, and government acquisition/procurement support software. IDS has developed secure, advanced messaging and collaboration applications and solutions in support of a wide variety of national security networks and systems. IDS is also one of Microsoft’s leading certified partners supporting U.S. government classified Intelligence Community programs. Many of the IDS employees have military or intelligence experience. This acquisition expanded our customer base and services offerings.

The cash purchase price was approximately $62.7 million, net of cash on hand of $2.8 million, excluding $1.0 million of acquisition-related costs, and was subject to an earnout provision. Pursuant to the earn-out provision of the acquisition agreement, we accrued approximately $6.0 million and $2.1 million for earn-out payments in goodwill in 2004 and 2003, respectively and paid $5.6 million and 2.9 million in 2005 and 2004. The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition (in thousands):

February 28, 2003
Current assets	$14,455
Property and equipment—net	1,364
Goodwill	46,087
Intangible assets	12,120
Other assets	84
Other current liabilities	(7,353)
Other long-term liabilities	(199)

$66,558

MANTECH INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Intangible assets acquired included: contract rights, customer relationships and software in the amounts of $1.8 million, $10.1 million and $0.3 million thousand, respectively. Amounts are being amortized using weighted average lives of 2 years, 12.5 years and 2.5 years, respectively. Recognition of goodwill is largely attributed to the highly skilled employees and market value for businesses servicing the Intelligence Community.

The following represents the unaudited pro forma results of operations as though the acquisition of IDS had been completed as of January 1, 2003 (in thousands, except per share amounts):

Pro forma Year Ended December 31, 2003
Revenues	$711,886
Income from continuing operations	$35,557
Net income	$35,557
Diluted earnings per share from continuing operations	$1.10

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

The cash purchase price was approximately $4.9 million, of which $2.2 million in cash was paid to MSM shareholders and $2.7 million was used to repay existing MSM debt. The cash purchase price excludes $0.2 million of acquisition-related costs and is subject to an earnout provision. The acquisition agreement requires that we pay earn-out payments in 2005, 2004, and 2003. In 2005, the earn-out payment was $0.3 million. The earn-out payments were insignificant in 2004 and 2003.

On February 24, 2005, we reached a final corporate determination that we would exit the personnel security investigation (PSI) services business and discontinue operations at MSM. For further discussion, see Note 16, Discontinued Operations, below.

16. Discontinued Operations

The Consolidated Financial Statements and related note disclosures reflect the ManTech MSM Security Services, Inc. (MSM) subsidiary as “Long-Lived Assets to Be Disposed Of by Sale” for all periods presented in accordance with Statement of Financial Accounting Standards No. 144—Accounting for the Impairment or Disposal of Long-Lived Assets. As such, MSM is classified as held for sale in the consolidated balance sheets and discontinued operations, net of applicable income taxes in the consolidated statements of income.

In February 2005, we reached a final corporate determination to exit the personnel security investigation (PSI) services business and discontinue operations at our MSM subsidiary. We reached the determination to sell our MSM subsidiary after we concluded that the MSM business no longer furthered our long-term strategic objectives. Currently, we intend to sell MSM as a going-concern and are in discussions with potential buyers. We expect to complete the sale or other disposition of the MSM operations by the end of the second quarter of 2006. At December 31, 2005, we recorded a loss accrual of $ 3.6 million on the valuation of these assets based on offers received from potential buyers in early 2006. The loss accrual reflects the write-off of intangible assets including goodwill, net of taxes. The loss also reflects a valuation allowance of $1.3 million for deferred state income tax assets related to net operating losses carried forward, which are not expected to be realized.

MANTECH INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following discloses the results of the discontinued operations of MSM for the years ended December 31, 2005, 2004 and 2003 (in thousands):

	Year Ended December 31,
	2005	2004	2003
Revenue	$6,845	$15,495	$34,367
(Loss) income before taxes	$(11,796)	$(27,771)	$6,029
Net (Loss) Income	$(8,758)	$(17,211)	$3,572

The following is a summary of the assets and liabilities held for sale related to MSM at December 31, 2005 and 2004 (in thousands):

	December 31,
	2005	2004
Receivables, net	$1,540	$19,671
Prepaid expenses and other	67	111
Goodwill and other intangibles	—	3,283
Property and equipment	710	855
Other assets	2,029	820

Total Assets	$4,346	$24,740

Accounts payable and accrued expenses	$963	$927
Accrued salaries and related expenses	444	1,080
Deferred income taxes	—	83
Billings in excess of revenue earned	3,410	292
Other liabilities	58	82

Total Liabilities	$4,875	$2,464

17. Gain on Disposal of an Operation

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

The following discloses the results of METI for the years ended December 31, 2005, 2004 and 2003 (METI’s results for 2005 are through February 11th) (in thousands):

	Year Ended December 31,
	2005	2004	2003
Revenue	$1,379	$13,186	$12,622
Income before taxes	$55	$567	$505
Net Income	$34	$352	$310

In December 2005, we sold our 40% ownership in a joint venture, Vosper-ManTech Limited, to Vosper Thornycroft Limited which resulted in a pre-tax gain of approximately $1.6 million (see above Note: 12). The investment had been accounted for under the equity method.

MANTECH INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

18. Quarterly Financial Data (Unaudited)

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

	2005 Quarters Ended
(In thousands, except per share data)	March 31,	June 30,	September 30,	December 31,
Revenues	$217,461	$239,408	$262,431	$260,990
Gross profit	38,253	42,746	46,171	47,267
Total costs and expenses	20,746	22,576	24,335	22,426
Income from continuing operations	17,507	20,170	21,836	24,841
Interest expense	281	555	1,120	315
Income before provision for income taxes and minority interest	21,381	19,260	20,821	26,082
Net income	$11,925	$10,144	$11,687	$10,437

Basic net income per share	$0.37	$0.31	$0.35	$0.32

Weighted average shares outstanding	32,525,718	32,773,678	32,955,258	33,066,935

Diluted net income per share	$0.36	$0.30	$0.35	$0.31

Weighted average shares outstanding	32,845,727	33,281,196	33,477,813	33,425,774

	2004 Quarters Ended
(In thousands, except per share data)	March 31,	June 30,	September 30,	December 31,
Revenues	$189,628	$205,123	$207,444	$224,733
Gross profit	36,065	36,199	37,203	40,238
Total costs and expenses	18,118	20,122	19,653	23,345
Income from continuing operations	17,947	16,077	17,550	16,893
Interest expense	446	480	423	578
Income before provision for income taxes and minority interest	17,802	15,740	17,288	16,838
Net income (loss)	$11,340	$(5,190)	$7,814	$10,743

Basic net income (loss) per share	$0.35	$(0.16)	$0.24	$0.33

Weighted average shares outstanding	32,129,949	32,289,318	32,388,777	32,437,937

Diluted net income (loss) per share	$0.35	$(0.16)	$0.24	$0.33

Weighted average shares outstanding	32,358,250	32,289,318	32,388,777	32,916,281

For the three months ended June 30, 2004, diluted weighted average common shares outstanding did not include the effect of 227,447 potentially exercisable stock options, as their effect would have been anti-dilutive. The quarters ended in 2004 have been restated to show the effect of MSM in discontinued operations.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

The Company has had no disagreements with its auditors on accounting principles, practices or financial statement disclosure during and through the date of the financial statements included in this Report.

Item 9A. Controls and Procedures

We performed an assessment as of December 31, 2005 of the effectiveness of the design and operation of our disclosure controls and procedures and our internal control over financial reporting. This assessment was done under the supervision and with the participation of management, including our principal executive officer and principal financial officer. Included as Exhibits 31.1 and 31.2 to this Annual Report on Form 10-K are forms of “Certification” of our principal executive officer (our Chairman of the Board and Chief Executive Officer) and our principal financial officer (our Chief Financial Officer). The forms of Certification are required in accordance with Section 302 of the Sarbanes-Oxley Act of 2002. This section of the Annual Report on Form 10-K that you are currently reading is the information concerning the assessment referred to in the Section 302 certifications and required by the rules and regulations of the SEC. You should read this information in conjunction with the Section 302 certifications for a more complete understanding of the topics presented.

Disclosure Controls and Procedures and Internal Control over Financial Reporting. Management is responsible for establishing and maintaining adequate disclosure controls and procedures and internal control over financial reporting. Disclosure controls and procedures are designed with the objective of ensuring that information required to be disclosed in our reports filed or submitted under the Exchange Act, such as this Annual Report on Form 10-K, is accurately recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Internal control over financial reporting is a process designed by, or under the supervision of our principal executive officer and our principal financial officer, and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP and includes those policies and procedures that

•	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

•	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of management or our Board; and

•	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material adverse effect on our financial statements.

Limitations on the Effectiveness of Controls. Management, including our principal executive officer and our principal financial officer, do not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no assessment of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management’s override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Scope of the Assessments. The assessment by our principal executive officer and our principal financial officer of our disclosure controls and procedures and the assessment by our management of our internal control over financial reporting included a review of procedures and documents and discussions with other employees in our organization in order to evaluate the adequacy of our internal control system design. In the course of the evaluation, we sought to identify exposure to unprevented or undetected data errors, control problems or acts of fraud and to confirm that appropriate corrective action, including process improvements, were being undertaken. The assessment also included testing of properly designed controls to verify their effective performance. Our management used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework to assess the effectiveness of our internal control over financial reporting.

We assess our disclosure controls and procedures and our internal control over financial reporting on an ongoing basis so that the conclusions concerning controls effectiveness can be reported in our Quarterly Reports on Form 10-Q and Annual Reports on Form 10-K. Management’s annual assessment of our internal control over financial reporting is audited by our independent registered public accounting firm. We consider the results of these assessment activities as we monitor our disclosure controls and procedures and our internal control over financial reporting. Our intent is to ensure that disclosure controls and procedures and internal control over financial reporting will be maintained and updated as conditions warrant. Among other matters, we sought in our assessment to determine whether there were any “material weaknesses” in our internal control over financial reporting, or whether we had identified any acts of fraud involving senior management, management or other personnel who have a significant role in our internal control over financial reporting. This information was important both for the assessment generally and because the Section 302 certifications require that our principal executive officer and our principal financial officer disclose that information, along with any “significant deficiencies,” to the Audit Committee of our Board of Directors, and to our independent auditors and to report on related matters in this section of the Annual Report on Form 10-K.

Management’s assessment of our internal controls over financial reporting included all significant subsidiaries of ManTech with the exception of Gray Hawk Systems, Inc., the entity acquired during the year. This entity’s acquisition timing and integration schedule did not reasonably lend itself to full internal control testing in this initial acquisition year but will be included in future assessments. See Item 8, Note 15 for a discussion of this acquisition and Item 6, note (a) for disclosure of the relative significance of this acquired entity to ManTech for the year 2005.

Assessment of Effectiveness of Disclosure Controls and Procedures. Based upon the assessments, our principal executive officer and our principal financial officer have concluded that as of December 31, 2005 our disclosure controls and procedures were effective.

Management’s Report on Internal Control Over Financial Reporting. Management is responsible for establishing and maintaining adequate control over financial reporting. Management used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework to assess the effectiveness of our internal control over financial reporting. Based upon the assessments, our management has concluded that as of December 31, 2005 our internal control over financial reporting was effective. Our independent registered public accounting firm has issued an attestation report on management’s assessment of our internal control over financial reporting, which appears on page 76 of this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting. During the three months ended December 31, 2005, there were no changes in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control for financial reporting.

Item 9B. Other Information

None.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON INTERNAL

CONTROL OVER FINANCIAL REPORTING

To the Board of Directors and Stockholders of

ManTech International Corporation

Fairfax, Virginia

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that ManTech International Corporation and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As described in Management’s Report on Internal Control Over Financial Reporting, management excluded from their assessment the internal control over financial reporting at Gray Hawk Systems, Inc., which was acquired on May 31, 2005 and whose financial statements constitute 27% and 21% of net and total assets, respectively, 5% of revenues and 5% of net income of the consolidated financial statement amounts as of and for the year ended December 31, 2005. Accordingly, our audit did not include the internal control over financial reporting at Gray Hawk Systems, Inc. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway

Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2005 of the Company and our report dated March 8, 2006 expressed an unqualified opinion on those financial statements and financial statement schedule.

/s/ DELOITTE & TOUCHE LLP

McLean, Virginia

March 8, 2006

PART III

Item 10. Directors and Executive Officers of the Registrant

The information concerning our directors and executive officers required by Item 401 of Regulation S-K is included under the captions “Election of Directors” and “Executive Officers,” respectively, in our definitive Proxy Statement to be filed with the SEC in connection with our 2006 Annual Meeting of Stockholders (the “2006 Proxy Statement”), and that information is incorporated by reference in this Annual Report on Form 10-K.

The information required by Item 405 of Regulation S-K concerning compliance with Section 16(a) of the Exchange Act is included under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in our 2006 Proxy Statement, and that information is incorporated by reference in this Annual Report on Form 10-K.

We have adopted a Standards of Ethics and Business Conduct, which sets forth the policies comprising our code of conduct. These policies satisfy the SEC’s requirements (including Item 406 of Regulation S-K) for a “code of ethics” applicable to our principle executive officer, principal financial officer, principal accounting officer, controller or persons performing similar functions, as well as Nasdaq’s requirements for a code of conduct applicable to all directors, officers and employees. Among other principles, our Standards of Ethics and Business Conduct includes guidelines relating to the ethical handling of actual or potential conflicts of interest, compliance with laws, accurate financial reporting, and procedures for promoting compliance with (and reporting violations of) these standards. A copy of our Standards of Ethics and Business Conduct is available on the investor relations section of our website: www.mantech.com. We are required to disclose any amendment to, or waiver from, a provision of our code of ethics that applies to our principle executive officer, principal financial officer, principal accounting officer, controller and persons performing similar functions. We intend to use our website as a method of disseminating this disclosure as permitted by applicable SEC rules.

Item 11. Executive Compensation

The information required by this Item 11 is included in the text and tables under the caption “Executive Compensation” in our 2006 Proxy Statement, and that information (except for the information required by Item 402(k) and Item 402(l) of Regulation S-K) is incorporated by reference in this Annual Report on Form 10-K.

Item 12. Security Ownership of Certain Beneficial Owners and Management

The information required by this Item 12 is included under the captions “Ownership by Our Directors and Executive Officers” and “Ownership by Holders of More Than 5% of Our Class A Common Stock” in our 2006 Proxy Statement, and that information is incorporated by reference in this Annual Report on Form 10-K.

Information as of December 31, 2005 with respect to our compensation plans under which our equity securities are authorized for issuance is included in a table in Item 5 to this Annual Report on Form 10-K under the caption “Securities Authorized for Issuance under Equity Compensation Plans.”

Item 13. Certain Relationships and Related Transactions

The information required by this Item 13 is included under the caption “Certain Relationships and Related Transactions” in our 2006 Proxy Statement, and that information is incorporated by reference in this Annual Report on Form 10-K.

Item 14. Principal Accounting Fees and Services

The information required by this Item 14 is included under the captions “Ratification of Appointment of Independent Auditors—Fees Paid to Deloitte & Touche LLP” and “—Policy Regarding Audit Committee Pre-Approval of Audit and Permitted Non-audit Services” in our 2006 Proxy Statement, and that information is incorporated by reference in this Annual Report on Form 10-K.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a) The following documents are filed as a part of this Annual Report on Form 10-K:

(1) All financial statements:

DESCRIPTION
Report of Independent Registered Public Accounting Firm on the Consolidated Financial Statements	43
Consolidated Balance Sheets as of December 31, 2005 and 2004	44-45
Consolidated Statements of Income for the years ended December 31, 2005, 2004 and 2003	46
Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2005, 2004 and 2003	47
Consolidated Statements of Cash Flows for the years ended December 31, 2005, 2004 and 2003	48-49
Notes to Consolidated Financial Statements	50-73

(2) Financial statement schedule:	82

SCHEDULE NO.	DESCRIPTION
Schedule II	Valuation and Qualifying Accounts for the years ended December 31, 2005, 2004 and 2003

(3) Exhibits required by Item 601 of Regulation S-K (each management contract or compensatory plan or arrangement required to filed as an exhibit to this annual report pursuant to Item 15(b) of this annual report is identified in the Exhibit list below):

Exhibit Number	Document Description

2.1	Agreement and Plan of Merger by and among Gray Hawk Systems, Inc., certain shareholders of Gray Hawk Systems, Inc., Project Owl, Inc., the Shareholder Representative and the registrant, dated as of May 3, 2005 (incorporated herein by reference from registrant’s Current Report on Form 8-K filed with the SEC on May 4, 2005).

3.1	Second Amended and Restated Certificate of Incorporation of the registrant as filed with the Secretary of State of the State of Delaware on January 30, 2002 (incorporated herein by reference from registrant’s Registration Statement on Form S-1 (File No. 333-73946), as filed with the Commission on November 23, 2002, as amended).

3.2	Second Amended and Restated Bylaws of the registrant (incorporated herein by reference from registrant’s Annual Report on Form 10-K for the year ended December 31, 2003).

4.1	Form of Common Stock Certificate (incorporated herein by reference from registrant’s Registration Statement on Form S-1 (File No. 333-73946), as filed with the Commission on November 23, 2002, as amended).

4.2	Amended and Restated Credit and Security Agreement with Citizens Bank of Pennsylvania, KeyBank National Association, Branch Banking and Trust Company of Virginia, Chevy Chase Bank, F.S.B., and Riggs Bank, N.A., dated February 25, 2004, (incorporated herein by reference from registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004).

4.3	First Modification to Amended and Restated Credit and Security Agreement with Citizens Bank of Pennsylvania, KeyBank National Association, Branch Banking and Trust Company of Virginia, Chevy Chase Bank, F.S.B., and Riggs Bank, N.A., dated August 6, 2004 (incorporated herein by reference from registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004).

Exhibit Number	Document Description

10.1*	Retention Agreement, effective as of January 1, 2002, between George J. Pedersen and the registrant (incorporated herein by reference from registrant’s Registration Statement on Form S-1 (File No. 333-73946), as filed with the Commission on November 23, 2001, as amended).

10.2*	Management Incentive Plan of ManTech International Corporation (incorporated herein by reference from registrant’s Registration Statement on Form S-1 (File No. 333-73946), as filed with the Commission on November 23, 2001, as amended).

10.3*	Form of Term Sheet for ManTech International Corporation Management Incentive Plan Non-Qualified Stock Option, and Standard Terms and Conditions for Non-Qualified Stock Options (incorporated herein by reference from registrant’s Registration Statement on Form S-1 (File No. 333-73946), as filed with the Commission on November 23, 2001, as amended).

10.4*	Form of Term Sheet for ManTech International Corporation Management Incentive Plan Incentive Stock Option, and Standard Terms and Conditions for Incentive Stock Options (incorporated herein by reference from registrant’s Registration Statement on Form S-1 (File No. 333-73946), as filed with the Commission on November 23, 2001, as amended).

10.5*	ManTech International Corporation Supplemental Executive Retirement Plan for the benefit of George J. Pedersen, effective as of April 12, 1996 (incorporated herein by reference from registrant’s Registration Statement on Form S-1 (File No. 333-73946), as filed with the Commission on November 23, 2001, as amended).

10.6*	Form of Confidentiality, Non-Competition and Non-Solicitation Agreement, effective as of February 7, 2002, between specified executive officers and the registrant (incorporated herein by reference from registrant’s Registration Statement on Form S-1 (File No. 333-73946), as filed with the Commission on November 23, 2001, as amended).

10.7*	ManTech International Corporation 2005 Incentive Compensation Plan, adopted on March 15, 2005 to help attract, retain and motivate participants including our CEO, President, CFO and the presidents of our principal business units, as well as certain other key members of senior management identified by our CEO and our President (incorporated herein by reference from registrant’s Current Report on Form 8-K filed with the SEC on March 21, 2005).

10.8*	Form of Term Sheet for 2005 Incentive Compensation Plan (incorporated herein by reference from registrant’s Current Report on Form 8-K filed with the SEC on March 21, 2005).

21.1‡	Subsidiaries of the Company.

23.1‡	Independent Registered Public Accounting Firm Consent.

24.1	Power of Attorney (included on signature page).

31.1‡	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2‡	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32 ‡	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended.

‡	Filed herewith.

*	Management contract or compensatory plan or arrangement required to be filed as an Exhibit to this report pursuant to Item 14(c).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MANTECH INTERNATIONAL CORPORATION

By:	/S/ GEORGE J. PEDERSEN
Name:	George J. Pedersen
Title:	Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer)
Date:	March 10, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated. Each person whose signature appears below hereby constitutes and appoints each of George J. Pedersen and Kevin M. Phillips as his attorney-in-fact and agent, with full power of substitution and resubstitution for him in any and all capacities, to sign any or all amendments to this Report and to file same, with exhibits thereto and other documents in connection therewith, granting unto such attorney-in-fact and agent full power and authority to do and perform each and every act and thing requisite and necessary in connection with such matters and hereby ratifying and confirming all that such attorney-in-fact and agent or his substitutes may do or cause to be done by virtue hereof.

Name and Signature	Title	Date

/S/ GEORGE J. PEDERSEN George J. Pedersen	Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer)	March 10, 2006

/S/ KEVIN M. PHILLIPS Kevin M. Phillips	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 10, 2006

/S/ RICHARD L. ARMITAGE Richard L. Armitage	Director	March 10, 2006

/S/ BARRY G. CAMPBELL Barry G. Campbell	Director	March 10, 2006

/S/ WALTER R. FATZINGER, JR. Walter R. Fatzinger, Jr.	Director	March 10, 2006

/S/ DAVID E. JEREMIAH David E. Jeremiah	Director	March 10, 2006

/S/ RICHARD J. KERR Richard J. Kerr	Director	March 10, 2006

/S/ STEPHEN W. PORTER Stephen W. Porter	Director	March 10, 2006

/S/ PAUL G. STERN Paul G. Stern	Director	March 10, 2006

SCHEDULE II

Valuation and Qualifying Accounts

Activity in the Company’s allowance accounts for the years ended December 31, 2005, 2004 and 2003 was as follows (in thousands):

	Doubtful Accounts
	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions	Other*	Balance at End of Period
2003	$1,908	805	(447)	772	$3,038
2004	$3,038	1,154	(1,198)	913	$3,907
2005	$3,907	891	(418)	730	$5,110

*	Other represents doubtful account reserves recorded as part of Net Revenues and 2005 divestiture of METI subsidiary.

Deferred Tax Asset Valuation
	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions	Other	Balance at End of Period
2003	$902	—	(902)	—	$—
2004	$—	—	—	—	$—
2005	$—	—	—	—	$—

	Other Valuation Accounts**
	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions	Other	Balance at End of Period
2003	$—	—	—	—	$—
2004	$—	500	—	—	$500
2005	$500	300	—	—	$800

**	Other valuation accounts for capitalized software and inventory.