Form 10-Q
period 2006-03-31
MANTECH INTERNATIONAL CORP
filed 2006-05-05
CIK 892537

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☐    Accelerated filer  ☒    Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

As of May 3, 2006, there were issued and outstanding 18,284,590 shares of our Class A Common Stock and 15,064,593 shares of our Class B Common Stock.

MANTECH INTERNATIONAL CORPORATION

FORM 10-Q

FOR THE QUARTER ENDED March 31, 2006

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

MANTECH INTERNATIONAL CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in Thousands)

	(unaudited)
	March 31, 2006	December 31, 2005
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$4,788	$5,662
Receivables—net	264,351	239,676
Prepaid expenses and other	8,470	7,393
Assets held for sale	5,838	4,831

Total current assets	283,447	257,562

Property and equipment—net	12,398	11,713
Goodwill	227,747	227,747
Other intangibles—net	34,390	35,602
Employee supplemental savings plan assets	12,740	11,902
Other assets	11,146	11,459

TOTAL ASSETS	$581,868	$555,985

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of debt	$51,985	$42,502
Accounts payable and accrued expenses	60,425	57,933
Accrued salaries and related expenses	36,766	41,428
Deferred income taxes—current	172	663
Billings in excess of revenue earned	6,875	6,611
Liabilities held for sale	5,343	4,978

Total current liabilities	161,566	154,115

Debt—net of current portion	—	21
Accrued retirement	13,919	13,054
Other long-term liabilities	3,912	3,282
Deferred income taxes—non-current	6,853	6,920

TOTAL LIABILITIES	186,250	177,392

COMMITMENTS AND CONTINGENCIES	—	—

STOCKHOLDERS’ EQUITY:
Common stock, Class A—$0.01 par value; 150,000,000 shares authorized; 18,162,161 and 18,016,328 shares issued and outstanding at March 31, 2006 and December 31, 2005, respectively.	182	180
Common stock, Class B—$0.01 par value; 50,000,000 shares authorized; 15,064,593 and 15,065,293 shares issued and outstanding at March 31, 2006 and December 31, 2005, respectively.	151	151
Additional paid in capital	238,242	233,360
Retained earnings	157,038	144,903
Accumulated other comprehensive income	5	(1)
Deferred compensation	640	640
Shares held in grantor trust	(640)	(640)

TOTAL STOCKHOLDERS’ EQUITY	395,618	378,593

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$581,868	$555,985

See notes to condensed consolidated financial statements.

MANTECH INTERNATIONAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Dollars in Thousands Except Per Share Amounts)

	(unaudited) Three months ended March 31,
	2006	2005
REVENUES	$275,306	$217,461
COST OF SERVICES	227,807	179,208

GROSS PROFIT	47,499	38,253

COSTS AND EXPENSES:
General and administrative	22,761	19,307
Depreciation and amortization	2,005	1,439

Total costs and expenses	24,766	20,746

INCOME FROM CONTINUING OPERATIONS	22,733	17,507
Interest expense, net	792	281
Equity in earnings of affiliates	—	166
Gain on disposal of an operation	—	3,879
Other income (expense), net	(79)	110

INCOME BEFORE PROVISION FOR INCOME TAXES AND MINORITY INTEREST	21,862	21,381
Provision for income taxes	(8,592)	(8,550)
Minority interest	—	(2)

INCOME FROM CONTINUING OPERATIONS—net of taxes	13,270	12,829
(Loss) from discontinued operations—net of taxes	(1,135)	(904)

NET INCOME	$12,135	$11,925

BASIC EARNINGS (LOSS) PER SHARE:
Income from continuing operations—net of taxes	$0.40	$0.40
(Loss) from discontinued operations—net of taxes	$(0.03)	$(0.03)

Basic earnings per share	$0.37	$0.37

Weighted average common shares outstanding	33,118,345	32,525,718

DILUTED EARNINGS (LOSS) PER SHARE:
Income from continuing operations—net of taxes	$0.39	$0.39
(Loss) from discontinued operations—net of taxes	$(0.03)	$(0.03)

Diluted earnings per share	$0.36	$0.36

Weighted average common shares outstanding	33,528,397	32,845,727

See notes to condensed consolidated financial statements.

MANTECH INTERNATIONAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in Thousands)

	(unaudited) Three months ended March 31,
	2006	2005
NET INCOME	$12,135	$11,925
OTHER COMPREHENSIVE INCOME (LOSS):
Cash flow hedge	—	199
Translation adjustments	6	(93)

Total other comprehensive income	6	106

COMPREHENSIVE INCOME	$12,141	$12,031

See notes to condensed consolidated financial statements.

MANTECH INTERNATIONAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in Thousands)

	(unaudited) Three months ended March 31,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$12,135	$11,925
Adjustments to reconcile net income to net cash used in operating activities:
Equity in earnings of affiliates	—	(166)
(Decrease) increase in deferred income taxes	(558)	3,329
Stock-based compensation	1,240	7
Tax benefit from the exercise of stock options for 2005	—	942
Depreciation and amortization	2,321	1,839
Gain on disposal of an operation	—	(3,879)
Loss from discontinued operations	1,135	904
Changes in assets and liabilities-net of effects from acquired, disposed, and discontinued businesses:
Contract receivables	(24,675)	(398)
Prepaid expenses and other	(1,077)	(1,240)
Accounts payable and accrued expenses	2,492	8,071
Accrued salaries and related expenses	(4,662)	(3,251)
Billings in excess of revenue earned	264	(284)
Accrued retirement	865	(1,926)
Other	408	1,517

Net cash flows from continuing operations	(10,112)	17,390
Net cash flows from discontinued operations	(1,777)	16,131

Net cash flows from operating activities	(11,889)	33,521

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(1,433)	(1,050)
Investment in capitalized software for internal use	(370)	(112)
Proceeds from disposal of an operation	—	7,000

Net investing cash flows from continuing operations	(1,803)	5,838
Net investing cash flows from discontinued operations	—	(69)

Net cash flows from investing activities	(1,803)	5,769

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	2,416	2,426
Tax benefit from the exercise of stock options for 2006	940	—
Repayment of debt	(38)	(20)
Net increase in borrowings under line of credit	9,500	—

Net cash flows from financing activities	12,818	2,406

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(874)	41,696
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	5,662	22,946

CASH AND CASH EQUIVALENTS, END OF PERIOD	$4,788	$64,642

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for income taxes	$2,894	$6,002

Cash paid for interest	$942	$557

Non-cash financing activities:
ESOP contributions	$288	$787

See notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2006

UNAUDITED

1. Introduction and Overview

ManTech International Corporation (depending on the circumstances, “ManTech” “we” “our” “ours” or “us”) is a leading provider of innovative technologies and solutions for mission-critical national security programs for the Intelligence Community; the Departments of Defense, State, Homeland Security and Justice; the Space Community; and other federal government agencies. Our expertise includes systems engineering, systems integration, software development, enterprise security architecture, information assurance, intelligence operations support, network and critical infrastructure protection, information technology, communications integration and engineering support. With more than 6,000 qualified employees, we operate in the United States and over 40 countries worldwide.

2. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and note disclosures normally included in the annual financial statements, prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted pursuant to those rules and regulations. We recommend that you read these unaudited condensed consolidated financial statements in conjunction with the financial statements and related notes included in our annual report on Form 10-K for the fiscal year ended December 31, 2005, previously filed with the SEC. We believe that the unaudited condensed consolidated financial statements in this Form 10-Q reflect all adjustments that are necessary to fairly present the financial position, results of operations and cash flows for the interim periods. The results of operations for such interim periods are not necessarily indicative of the results that can be expected for the full year.

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

	Three Months Ended March 31,
	2006	2005
Basic weighted average common shares outstanding	33,118,345	32,525,718
Effect of potential exercise of stock options	410,052	320,009

Diluted weighted average common shares outstanding	33,528,397	32,845,727

For the three months ended March 31, 2006 and March 31, 2005, options, weighted for the portion of the period for which they were outstanding, to purchase 348,617 and 557,197 shares, respectively, were outstanding but not included in the computation of diluted earnings per share because the options’ effect would have been anti-dilutive. For the three months ended March 31, 2006 and March 31, 2005, shares issued from the exercise of stock options were 134,808 and 145,336, respectively.

4. Stock-Based Compensation

Stock Option Plan— In January 2002, the board of directors adopted and the stockholders approved our Management Incentive Plan (the Plan), designed to enable us to attract, retain and motivate key employees. In connection with the creation of the Plan, all options outstanding under the ManTech International Corporation 1995 Long-Term Incentive Plan were assumed. Awards granted under the Plan are settled in shares of Class A common stock. As of March 31, 2006, the aggregate number of shares of our common stock authorized for issuance under the Plan was 4,784,187. At the beginning of each year, pursuant to the terms of the Plan, the number of shares available for issuance automatically increases. The Plan provides that the number of shares available for issuance automatically increases by an amount equal to one and one-half percent of the total number of shares of Class A and Class B common stock outstanding on December 31st of the proceeding year. On January 2, 2006, 496,224 shares were added to the Plan. Through March 31, 2006, 1,047,005 shares of our Class A common stock have been issued as a result of the exercise of the options granted under the Plan. The Management Incentive Plan expires in December 2012.

The Plan is administered by the compensation committee of our board of directors, along with its delegates. Subject to the express provisions of the Plan, the committee has broad authority to administer and interpret the Plan, including the discretion to determine the exercise price, vesting schedule, contractual life and the number of shares to be issued.

We typically issue options that vest in three equal installments, beginning on the first anniversary of the date of grant. Prior to adoption of SFAS No. 123R, we issued options that typically expired 10 years after the date of grant. During the three months ended March 31, 2006, we issued options that expire 5 years from the date of grant. The Company expects that it will issue options that expire 5 years from the date of grant for the foreseeable future.

Adoption of SFAS No. 123R— In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123 (revised 2004), Share-Based Payment, which requires compensation costs related to share-based payment transactions to be recognized in financial statements. SFAS No. 123R eliminates the intrinsic value method of accounting available under Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, which generally resulted in no compensation expense being recorded in the financial statements related to the grant of stock options to employees if certain conditions were met.

Effective January 1, 2006, we adopted SFAS No. 123R using the modified prospective method. Under this method, compensation costs for all awards granted after the date of adoption and the unvested portion of previously granted awards will be measured at an estimated fair value and included in operating expenses or capitalized as appropriate over the vesting period during which an employee provides service in exchange for the award. Accordingly, prior period amounts presented have not been restated to reflect the adoption of SFAS No. 123R.

As a result of adopting SFAS No. 123R, income from continuing operations for the three months ended March 31, 2006 was reduced $1.2 million pre-tax. The after-tax effect of adoption was a reduction in net income of $0.8 million and reduced basic and diluted earnings per share by $0.02. No portion of employees’ compensation, including stock compensation expense, was capitalized during the period.

Prior to the adoption of SFAS No. 123R, we reported tax benefits from the exercise of stock options as an operating cash flow in the consolidated statement of cash flows. In the period beginning January 1, 2006, excess tax benefits from the exercise of stock options are presented as a cash flow from financing activities. For the three months ended March 31, 2006 and 2005, excess tax benefits from the exercise of stock options were $0.9 million and $0.9 million, respectively.

Stock Compensation Expense— We have elected to continue straight line amortization of stock-based compensation expense over the requisite service period. Prior to the adoption of SFAS No. 123R, we recognized the effect of forfeitures in our pro forma disclosures as they occurred. In accordance with the new standard, we have estimated forfeitures and are only recording expense on shares we expect to vest. For the three months ended March 31, 2006, we recorded $1.2 million of stock-based compensation cost as general and administrative expense in our statement of operations. Forfeitures have been estimated at 10%. No portion of employees’ compensation including stock compensation expense was capitalized during the period.

As of March 31, 2006, there was $10.3 million of unrecognized compensation cost related to share-based compensation arrangements that we expect to vest. This cost will be fully amortized within 3 years, with approximately half of the total amortization being recognized over the next twelve months.

In prior periods, as permitted under Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation, we accounted for our stock-based compensation plan using the intrinsic value method under the recognition and measurement principles of APB Opinion No. 25. In accordance with the provisions of SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure, the following table illustrates the effect on net income and earnings per share if we had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation for the three months ended March 31, 2005.

(in thousands)	Three Months Ended March 31, 2005
Net income, as reported	$11,925
Add: stock-based compensation, included in net income as reported, net of related tax effects	5
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(703)

Pro forma net income	$11,227

Earnings per share:
Basic — as reported	$0.37
Basic — pro forma	$0.35
Diluted — as reported	$0.36
Diluted — pro forma	$0.34

Fair Value Determination— Under SFAS No. 123R, we have elected to continue using the Black-Scholes option pricing model to determine fair value of our awards on date of grant. We will reconsider the use of the Black-Scholes model if additional information becomes available in the future that indicates another model would be more appropriate, or if grants issued in future periods have characteristics that cannot be reasonably estimated under this model.

The following weighted-average assumptions were used for option grants during the three months ended March 31, 2006:

Expected Volatility. The expected volatility of the options granted was estimated based upon historical volatility of the Company’s share price through weekly observations of the company’s trading history. The expected volatility factor used for the options granted during the three months ended March 31, 2006 was 42.48%.

Expected Term. The expected term of options granted during the three months ended March 31, 2006 was determined under the simplified calculation provided in the SEC’s Staff Accounting Bulletin No. 107 ((vesting term + original contractual term)/2). For all grants valued in the quarter ended March 31, 2006, the options had graded vesting over 3 years (33.3% of the options in each grant vest annually) and the contractual term was 5 years. Under this calculation, the expected life of our options granted during the first quarter was 3.5 years.

Risk-free Interest Rate. The yield on zero-coupon U.S. Treasury strips was used to extrapolate a forward-yield curve. This “term structure” of future interest rates was then input into a numeric model to provide the equivalent risk-free rate to be used in the Black-Scholes model based on expected term of the underlying grants. The risk-free rate used in valuing options granted during the quarter ended March 31, 2006 was 4.65%.

Dividend Yield. The Black-Scholes valuation model requires an expected dividend yield as an input. We have not issued dividends in the past nor do we expect to issue dividends in the future. As such, the dividend yield used in our valuations for the quarter ended March 31, 2006 was zero.

Stock Option Activity— During the quarter ended March 31, 2006, we granted stock options to purchase 492,500 shares of class A common stock at an exercise price of $30.07 per share, the market value of the shares on the date of grant. The fair value of options granted during the quarter ended March 31, 2006, as determined under the Black-Scholes valuation model, was $11.02. These options vest in 3 equal installments over 3 years and had a contractual term of 5 years. Option grants that vested during the three months ended March 31, 2006 had a combined fair value of $1.4 million.

The following table summarizes the stock option activity for the three months ended March 31, 2006:

	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value (in thousands)
Shares under option, December 31, 2005	2,710,742	$20.38
Options granted	492,500	$30.07
Options exercised	(211,646)	$18.50	$2,510
Options cancelled and expired	(43,996)	$23.49

Shares under option, March 31, 2006	2,947,600	$22.08	$32,831

Options exercisable at March 31, 2006	965,989	$19.57	$13,183

The following table summarizes nonvested stock options for the three months ended March 31, 2006:

	Number of Shares	Weighted Average Fair Value
Nonvested stock options at December 31, 2005	1,713,180	$6.95
Options granted	492,500	$11.02
Vested during period	(180,073)	$7.74
Options cancelled	(43,996)	$7.76

Nonvested shares under option, March 31, 2006	1,981,611	$7.87

Information concerning stock options outstanding and stock option exercisable at March 31, 2006:

Range of Exercise Prices	Options Outstanding	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price
$15.56 — 19.82	1,148,777	7.0	$16.82
$20.45 — 23.11	647,724	6.8	$21.88
$23.95 — 30.07	1,151,099	7.1	$27.45

	2,947,600

Range of Exercise Prices	Options Exercisable	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price
$15.56 — 19.82	474,797	6.6	$16.54
$20.45 — 23.11	342,784	6.5	$21.87
$23.95 — 30.07	148,408	8.9	$23.98

	965,989

5. Goodwill and Other Intangibles

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

On May 31, 2005, we completed the acquisition of 100 percent of outstanding shares of Gray Hawk Systems, Inc. (refer to Note 9: Acquisitions). At March 31, 2006 and December 31, 2005, goodwill and other intangibles for Gray Hawk Systems, Inc. totaled $89.6 million and $91.0 million, respectively.

The components of goodwill and other intangibles are as follows:

	March 31, 2006	December 31, 2005
Goodwill	$237,854	$237,854
Other intangibles	58,739	58,380

	296,593	296,234
Less: Accumulated amortization	(34,456)	(32,885)

	$262,137	$263,349

	March 31, 2006			December 31, 2005
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized intangible assets:
Contract rights	$37,230	$10,728	$26,502	$37,230	$9,875	$27,355
Capitalized software cost for sale	12,072	8,764	3,308	12,072	8,458	3,614
Capitalized software cost for internal use	9,437	4,857	4,580	9,078	4,445	4,633

	$58,739	$24,349	$34,390	$58,380	$22,778	$35,602

Aggregated amortization expense for the three months ended March 31, 2006 and 2005 was $1.6 million and $1.1 million, respectively. We estimate that we will have the following amortization expense for the future periods indicated below (in thousands):

For the remaining nine months ending December 31, 2006	$3,906
For the years ending December 31:
2007	$5,328
2008	$4,351
2009	$4,082
2010	$3,619
2011	$1,859

6. Business Segment and Geographic Area Information

We operate as one segment, delivering a broad array of information technology and technical services solutions under contracts with the U.S. government, state and local governments, and commercial customers. Our federal government customers typically exercise independent contracting authority, and even offices or divisions within an agency or department may directly, or through a prime contractor, use our services as a separate customer so long as that customer has independent decision-making and contracting authority within its organization. Our customer, the U.S. Army Communications-Electronic Lifecycle Management Command (C-E LCMC-HQ) (formerly Communications-Electronic Command Headquarters—CECOM-HQ) accounted for 17.5% and 17.7% of our revenues for the three months ended March 31, 2006 and 2005, respectively. At March 31, 2006 and December 31, 2005, one customer, C-E LCMC-HQ, accounted for 15.7%, and 17.3% of our accounts receivable, respectively. In addition, there were no sales to any customers within a single country (except for the United States) where the sales accounted for 10% or more of total revenue. We treat sales to U.S. government customers as sales within the United States regardless of where the services are performed. Substantially all assets of continuing operations were held in the United States for the periods ended March 31, 2006 and 2005. Revenues by geographic customer and the related percentages of total revenues for the periods ended March 31, 2006 and 2005, were as follows (in thousands):

	Three months ended March 31,
	2006	2005
United States	$273,187	$216,497
International	2,119	964

	$275,306	$217,461

United States	99.2%	99.6%
International	.8%	.4%

	100.0%	100.0%

During the three months ended March 31, 2006, we had the following contract in continuing operations exceed 10% of our revenue (in thousands).

	Three Months Ended March 31,
	2006	2005
Revenues from external customers:
Regional Logistics Support to the Warfighter contract	$29,667	$20,276
All other contracts	245,639	197,185

ManTech Consolidated	$275,306	$217,461

Gross profit:
Regional Logistics Support to the Warfighter contract	$1,685	$1,459
All other contracts	45,814	36,794

ManTech Consolidated	$47,499	$38,253

Receivables:
Regional Logistics Support to the Warfighter contract	$31,989	$21,894
All other contracts	232,362	172,344

ManTech Consolidated	$264,351	$194,238

Disclosure items required under SFAS No. 131 including interest revenue, interest expense, depreciation and amortization and expenditures for segment assets are not applicable as we review those items on a consolidated basis.

7. Revenues and Receivables

We deliver a broad array of information technology and technical services solutions under contracts with the U.S. government, state and local governments, and commercial customers. Revenues from the U.S. government under prime contracts and subcontracts were approximately 97.9% and 98.1% of our total revenue for the periods ended March 31, 2006 and 2005, respectively. The components of contract receivables are as follows:

	March 31, 2006	December 31, 2005
Billed receivables	$228,802	$204,793
Unbilled receivables:
Amounts currently billable	27,294	29,592
Revenues recorded in excess of estimated contract value or funding	6,196	4,100
Revenues recorded in excess of milestone billings on fixed price contracts	3,449	3,737
Indirect costs incurred in excess of provisional billing rates	2,106	629
Retainage	2,240	1,935
Allowance for doubtful accounts	(5,736)	(5,110)

	$264,351	$239,676

Amounts currently billable consist principally of amounts to be billed within the next month. Revenues recorded in excess of contract value or funding are billable upon receipt of contractual amendments or other modifications. Revenues recorded in excess of milestone billings on fixed price contracts consist of amounts not expected to be billed within the next month. Indirect cost rates in excess of provisional billing rates on U.S. government contracts are generally billable at actual rates less a reduction of 0.5% of the actual general and administrative rate base before a Defense Contract Audit Agency (DCAA) audit is completed. The balance remaining, as well as any retainage, is billable upon completion of a DCAA audit. At March 31, 2006, the amount of receivables that we expect to collect after one year is $2.0 million.

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

Purchase Price Allocation

The acquisition has been accounted for as a business combination. Under business combination accounting, the total preliminary purchase price was allocated to Gray Hawk’s net tangible and identifiable intangible assets based on their estimated fair values as of May 31, 2005, as set forth below. The excess of the purchase price over the net tangible and identifiable intangible assets, as determined by a third party valuation firm, was recorded as goodwill. Recognition of goodwill is largely attributed to the highly skilled employees of Gray Hawk and the value paid for companies in this business. The aspect of the purchase price which is not yet finalized relates to Gray Hawk shareholders’ indemnification obligations and is not expected to be material.

(in thousands)
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

Pro Forma Financial Information

The unaudited financial information in the table below summarizes the combined results of operations of ManTech and Gray Hawk, on a pro forma basis, as though the companies had been combined as of the beginning of each of the periods presented. The pro forma financial information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the Acquisition and borrowings under our Credit Agreement (see Note 10) had taken place at the beginning of each of the periods presented. The pro forma financial information for March 31, 2005 includes the business combination accounting effect on historical ManTech for amortization charges from acquired intangible assets, interest expense at our current level of debt, and the related tax effects.

The unaudited pro forma financial information for the three months ended March 31, 2006, and 2005 combines the historical results for ManTech and Gray Hawk for those periods. The three months ended March 31, 2006 are as reported (in thousands).

	Three Months Ended March 31,
	2006 (a)	2005
Revenue	$275,306	$235,533
Net income from continuing operations	$13,270	$12,689
Net income	$12,135	$11,785
Diluted earnings per share	$0.36	$0.36

(a)	As reported

10. Debt

We currently have a Credit and Security Agreement with Citizens Bank of Pennsylvania. The agreement initially provides for a $125 million credit facility that can be increased to $200 million. The maturity date of the agreement is February 25, 2009. Under the agreement, we are required to maintain specified financial covenants relating to asset coverage, fixed charge coverage, and debt coverage. The agreement also places limitations on additional borrowings, mergers, and related-party transactions, payment of dividends, and contains limitations with respect to capital expenditures. Borrowings under the agreement are collateralized by our assets and bear interest at the London Inter-Bank Offer Rate (LIBOR), or the lender’s base rate, plus market-rate spreads that are determined based on a company leverage ratio calculation. As of March 31, 2006, we were in compliance with all covenants under the credit facility.

We had $51.9 million and $42.4 million outstanding on our credit facility at March 31, 2006 and December 31, 2005, respectively. The maximum available borrowing under the credit facility at March 31, 2006 was $69.6 million. As of March 31, 2006, we were contingently liable under letters of credit totaling $3.5 million, which reduces our availability to borrow under our credit facility.

11. Discontinued Operations

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

In February 2005, we reached a final corporate determination to exit the personnel security investigation (PSI) services business and discontinue operations at our MSM subsidiary. We reached the determination to sell our MSM subsidiary after we concluded that the MSM business no longer furthered our long-term strategic objectives. We intend to sell MSM as a going-concern and we are in continuing discussions with potential buyers. We expect to complete the sale or other disposition of the MSM operations by the end of 2006. At December 31, 2005, we recorded a loss accrual of $ 3.6 million on the valuation of these assets based on offers received from potential buyers in early 2006. The loss accrual reflects the write-off of intangible assets including goodwill, net of taxes. The loss also reflects a valuation allowance of $1.3 million for deferred state income tax assets related to net operating losses carried forward, which are not expected to be realized.

The following discloses the results of the discontinued operations of MSM for the three months ended March 31, 2006 and 2005 (in thousands):

	Three Months Ended March 31,
	2006	2005
Revenue	$3,285	$2,026
Income before taxes	$(1,877)	$(1,506)
Net Income	$(1,135)	$(904)

The following is a summary of the assets and liabilities held for sale related to MSM at March 31, 2006 and December 31, 2005 (in thousands):

	March 31, 2006	December 31, 2005
Receivables, net	$2,886	$1,540
Prepaid expenses and other	67	67
Goodwill and other intangibles	—	—
Property and equipment	710	710
Other assets	1,883	2,029

Total Assets	$5,546	$4,346

Accounts payable and accrued expenses	$716	$963
Accrued salaries and related expenses	587	444
Deferred income taxes	—	—
Billings in excess of revenue earned	3,881	3,410
Other liabilities	59	58

Total Liabilities	$5,243	$4,875

12. Gain on Disposal of an Operation

On February 11, 2005, we sold our Mantech Environmental Technology, Inc (“METI”) subsidiary to another company, Alion Science and Technology Corporation. METI performs professional services including research and development in the fields of environmental and life sciences for the Environmental Protection Agency, the National Cancer Institute, the U.S. Air Force, and

other federal government agencies. The financial terms of the arrangement included an all cash payment of $7 million, which resulted in a pre-tax gain of approximately $3.9 million, net of selling costs, in the first quarter of 2005. After the sale, we continue to provide professional services in the environmental area for various federal government agencies.

The following discloses the results of METI for the three months ended March 31, 2005 (METI’s results for 2005 are through February 11th) (in thousands):

Three Months Ended March 31, 2005
Revenue	$1,379
Income before taxes	$55
Net Income	$34

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction and Overview

We are a leading provider of innovative technologies and solutions for mission-critical national security programs for the Intelligence Community; the Departments of Defense, State, Homeland Security and Justice; the Space Community; and other U.S. federal government agencies. Our expertise includes systems engineering, systems integration, software services, enterprise architecture, information assurance and security architecture, intelligence operations and analysis support, network and critical infrastructure protection, information operations and computer forensics, information technology, communications integration and engineering support. With more than 6,000 highly qualified employees, we operate in the United States and over 40 countries worldwide.

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

We recommend that you read this discussion and analysis in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our annual report on Form 10-K for the fiscal year ended December 31, 2005, previously filed with the SEC.

	Consolidated Statements of Operations
	Three Months Ended March 31,				Period to Period Change
	2006	2005	2006	2005	2005 to 2006
	Dollars		Percentages		Dollars	Percent
	(dollar amounts in thousands)
REVENUE	$275,306	$217,461	100.0%	100.0%	$57,845	26.6%
COST OF SERVICES	227,807	179,208	82.7%	82.4%	48,599	27.1%

GROSS PROFIT	47,499	38,253	17.3%	17.6%	9,246	24.2%

COSTS AND EXPENSES:
General & Administration	22,761	19,307	08.3%	08.9%	3,454	17.9%
Depreciation & amortization	2,005	1,439	00.7%	00.7%	566	39.3%

Total costs and expenses:	24,766	20,746	09.0%	09.5%	4,020	19.4%

INCOME FROM CONTINUING OPERATIONS:	22,733	17,507	08.3%	08.1%	5,226	29.9%
Interest expense, net	792	281	00.3%	00.1%	511	181.9%
Equity in earnings of affiliates	0	166	00.0%	00.1%	(166)	-100.0%
Gain on disposal of an operation	0	3,879	00.0%	01.8%	(3,879)	-100.0%
Other income (expense), net	(79)	110	00.0%	00.1%	(189)	-171.8%

INCOME BEFORE PROVISION FOR INCOME TAXES AND MINORITY INTEREST	21,862	21,381	07.9%	09.8%	481	02.2%
Provision for income taxes	(8,592)	(8,550)	03.1%	03.9%	(42)	00.5%
Minority interest	0	(2)	00.0%	00.0%	2	-100.0%

INCOME FROM CONTINUING OPERATIONS - net of taxes	13,270	12,829	04.8%	05.9%	441	03.4%
(Loss) income from discontinued operations-net of taxes	(1,135)	(904)	00.4%	00.4%	(231)	25.6%

NET INCOME	$12,135	$11,925	04.4%	05.5%	$210	01.8%

Three Months Ended March 31, 2006 Compared to the Three Months Ended March 31, 2005

We experienced an increase in revenue in the first quarter of 2006, compared to the first quarter of 2005, due to an increase in our defense system support for activities in Iraq, Afghanistan, Europe and the United States and the overall increased spending for national and homeland security, as well as our acquisition of Gray Hawk Systems, Inc. in May 2005.

Revenues

Revenues increased 26.6% to $275.3 million for the three months ended March 31, 2006, compared to $217.5 million for the same period in 2005. This increase is partially attributable to forward deployment support in Iraq and Afghanistan and increased work in the Intelligence Community. Revenue increased approximately $9.7 million from U.S. Army Communications-Electronic Lifecycle Management Command (C-E LCMC-HQ) (formerly Communications-Electronic Command Headquarters—C-ECOM-HQ) which accounted for 17.5% and 17.7% of our revenues for the three months ended March 31, 2006 and March 31, 2005, respectively. Also contributing to the increase was a full quarter of revenues from our acquisition of certain operations from Gray Hawk Systems, Inc. (“Gray Hawk”) on May 31, 2005. Gray Hawk accounted for $22.5 million of our increase in revenue for the quarter.

Cost of services

Cost of services increased 27.1% to $227.8 million for the three months ended March 31, 2006, compared to $179.2 million for the same period in 2005. This increase was attributable primarily to the corresponding increase in revenue. As a percentage of revenues, cost of services increased 0.3%, to 82.7% for the three months ended March 31, 2006 compared to 82.4% for the same period in 2005. Direct labor costs increased by 22.0% primarily due to an increase in employee headcount as a result of the addition of Gray Hawk and the continued growth of our business. As a percentage of revenues, direct labor costs decreased 1.8% to 48.2% for the three months ended March 31, 2006 compared to 50.0% for the same period in 2005. For the three months ended March 31, 2006, other direct costs increased by 35.0% over first quarter 2005, from $70.4 million to $95.1 million. As a percentage of revenues, other direct costs increased from 32.4% for the three months ended March 31, 2005 to 34.5% for the same period in 2006. This increase was due to larger purchases of equipment and materials directly for contracts and the use of subcontractors in support of contracts.

Gross profit

Gross profit increased 24.2% to $47.5 million for the three months ended March 31, 2006, compared to $38.3 million for the same period in 2005. Gross profit margin was 17.3% for the three months ended March 31, 2006, compared to 17.6% for the same period in 2005. The decrease in gross profit margin is due to a less profitable mix of other direct costs including subcontractors and material purchases causing cost of services to increase as a percentage of revenue and increased employee benefit costs.

General and administrative

General and administrative expenses increased 17.9% to $22.8 million for the three months ended March 31, 2006, compared to $19.3 million for the same period in 2005. As a percentage of revenues, general and administrative expenses decreased to 8.3% from 8.9% for the three months ended March 31, 2006 and 2005, respectively. The increase in expense during the three months ended March 31, 2006 resulted primarily from the adoption of SFAS No. 123R and the addition of Gray Hawk in May 2005. This increase was partially offset by a decrease in bid and proposal spending. Under SFAS No. 123R, share-based payments not fully vested as of January 1, 2006 and those granted in the three months ended March 31, 2006 are measured at estimated fair value and included as compensation expense over the periods service is provided. For the three months ended March 31, 2006, we recognized $1.2 million in compensation costs in accordance with SFAS No. 123R. Excluding the impact of SFAS No. 123R, general and administrative as a percentage of revenue was 7.8% for the three months ended March 31, 2006.

Depreciation and amortization

Depreciation and amortization expense increased 39.3% to $2.0 million for the three months ended March 31, 2006, compared to $1.4 million for the same period in 2005. The increase was primarily due to the additional amortization of intangibles from the Gray Hawk acquisition.

Income from continuing operations

Income from continuing operations increased 29.9% to $22.7 million for the three months ended March 31, 2006, compared with $17.5 million for the same period in 2005. This increase was primarily a result of increased revenues and gross profits offset by increased pass-through sales, amortization expense and increased general and administrative expense. Operating margin increased to 8.3% for the three months ended March 31, 2006 from 8.1% for the same period in 2005.

Interest expense, net

Interest expense, net increased 181.9% to $0.8 million for the three months ended March 31, 2006, compared with $0.3 million for the same period in 2005. The increase in interest expense is a result of increased borrowing under our credit facility in the second quarter to finance our acquisition of Gray Hawk, increased days sales outstanding and higher interest rates. The average levels of indebtedness were approximately $52.5 million and $25.3 million, in the three months ended March 31, 2006 and 2005, respectively. As we intend to use our credit facility to finance our acquisition strategy, interest expense levels could increase with the acquisition of other operations.

Gain on disposal of an operation

On February 11, 2005, we sold our Mantech Environmental Technology, Inc (“METI”) subsidiary to Alion Science and Technology Corporation. The sale generated a pre-tax gain of $3.9 million in 2005. For additional information see “Gain on Disposal of an Operation,” below.

Net income

Net income increased 1.8% to $12.1 million for the three months ended March 31, 2006, compared to $11.9 million for the same period in 2005. The increase is a result of higher revenue, increased income from continuing operations offset by increased interest expense and the $1.8 million after-tax gain recorded in 2005 on the sale of METI. Our effective tax rate for the three months ended March 31, 2006 and 2005 was 39.3% and 40.0%, respectively.

Backlog

At March 31, 2006 and December 31, 2005, our backlog was $2.2 billion and $2.3 billion, respectively, of which $519 million and $467 million, respectively, was funded backlog. At March 31, 2005, our backlog was $1.7 billion, of which $390 million was funded backlog. Backlog and funded backlog represent estimates that we calculate on a consistent basis. Gray Hawk’s backlog was $212 million and $233 million at March 31, 2006 and December 31, 2005, respectively. Additional information on how we determine backlog is included in our annual report on Form 10-K for the fiscal year ended December 31, 2005, previously filed with the SEC.

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

Liquidity and Capital Resources

Our primary liquidity needs are the financing of working capital, capital expenditures and acquisitions. Our primary source of liquidity is cash provided by operations and our $125.0 million revolving credit facility. As of March 31, 2006, we had an outstanding balance of $51.9 million under our credit facility. At March 31, 2006, we were contingently liable under letters of credit totaling $3.5 million, which reduces our ability to borrow under our credit facility. The maximum available borrowing under our credit facility at March 31, 2006 was $69.6 million. Generally, cash provided by operating activities is adequate to fund our operations. Due to fluctuations in our cash flows and the growth in our operations, it is necessary from time to time to increase borrowings under our credit facility to meet cash demands. In the future, we may borrow greater amounts in order to finance acquisitions or new contract start ups.

Net cash flows from operating activities

	Three months ended March 31,
(in thousands)	2006	2005
Cash provided by operating activities from continuing operations:	$(10,112)	$17,390
Cash provided (used) by discontinued operations:	(1,777)	16,131

Cash provided (used) by operating activities:	$(11,889)	$33,521

Cash used in operating activities for the three months ended March 31, 2006 was $11.9 million, compared to $33.5 million provided by operating activities for the three months ended March 31, 2005. In the three months ended March 31, 2006, cash used by operating activities was primarily the result of a $24.7 million increase in contract receivables and a $4.7 million decrease in accrued salaries, offset by net income of $12.1 million. The increase in contract receivables in the first three months of 2006 relates to increasing revenue and the integration of Gray Hawk on to our internal systems and back office functions. The decrease in accrued salaries is primarily due to the payment of incentive compensation in the first three months ended March 31, 2006. In addition, net cash flows from operating activities was impacted by the adoption of SFAS No. 123R, which required the reclassification of excess tax benefits from the exercise of stock options from operating cash flows to financing cash flows. For the three months ended March 31, 2005, continuing operations provided $17.4 million of cash inflow. For the first quarter 2005, net cash inflow from discontinued operations was primarily due to collections on our Defense Security Services contract.

Net cash flows from investing activities

	Three months ended March 31,
(in thousands)	2006	2005
Cash used in investing activities from continuing operations:	$(1,803)	$5,838
Cash used in investing activities from discontinued operations:	—	(69)

Cash used in investing activities:	$(1,803)	$5,769

Cash used in investing activities was $1.8 million for the three months ended March 31, 2006, compared to a cash inflow of $5.8 million for the same period in 2005. Investing activities in the first three months of 2006 included the purchase of property, plant, and equipment and internal use software. For the same period in 2005, purchases of capital assets were offset by $7.0 million in proceeds from the sale of METI.

Net cash flows from financing activities

	Three months ended March 31,
(in thousands)	2006	2005
Cash provided by financing activities:	$12,818	$2,406

Cash provided by financing activities was $12.8 million for the three months ended March 31, 2006, compared to cash provided by financing activities of $2.4 million for the three months ended March 31, 2005. The net cash provided in the first three months of 2006 resulted primarily from an increase in our borrowings of $9.5 million, proceeds from the exercise of stock options of $2.4 million and the impact of SFAS No. 123R which required that excess tax benefits be shown as a cash inflow from financing activities. The net cash provided in the first three months of 2005 resulted from proceeds from the exercise of stock options.

Credit Agreement

We currently have a Credit and Security Agreement with Citizens Bank of Pennsylvania. The agreement initially provides for a $125.0 million credit facility that can be increased to $200.0 million. The maturity date of the agreement is February 25, 2009. Under the agreement, we are required to maintain specified financial covenants relating to asset coverage, fixed charge coverage, and debt coverage. The agreement also places limitations on additional borrowings, mergers, and related-party transactions, payment of dividends, and contains limitations with respect to capital expenditures. Borrowings under the agreement are collateralized by our assets and bear interest at the London Interbank Offered Rate (LIBOR), or the lender’s base rate, plus market-rate spreads that are determined based on a company leverage ratio calculation. As of March 31, 2006, we were in compliance with all material covenants under the credit facility.

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

Gain on Disposal of an Operation

On February 11, 2005, we sold our METI subsidiary to another company, Alion Science and Technology Corporation. METI performs research and development in the fields of environmental and life sciences for the Environmental Protection Agency, the National Cancer Institute, the U.S. Air Force, and other federal government agencies. The financial terms of the arrangement included an all cash payment of $7 million, which resulted in a pre-tax gain of approximately $3.9 million net of selling cost in the three months ended March 31, 2005. Although we have sold METI, we continue to provide professional services in the environmental area for various federal government agencies.

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

In February 2005, we reached the final corporate determination that we would exit the personnel security investigation (PSI) services business and discontinue operations at our MSM subsidiary. We reached the determination to sell our MSM subsidiary after we concluded that the MSM business no longer furthered our long-term strategic objectives. We intend to sell MSM as a going-concern and we are in continuing discussions with potential buyers. We expect to complete the sale or other disposition of the MSM operations by the end of 2006. As noted above, we recorded a loss accrual for $3.6 million at December 31, 2005 based on offers received from potential buyers in early 2006. The loss accrual reflects the write-off of intangible assets including goodwill, net of taxes. The loss also reflects a valuation allowance of $1.3 million for deferred state income tax assets related to net operating losses carried forward, which are not expected to be realized.

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

Other Matters

Our significant accounting policies, including the critical policies listed above, are described in the notes to the consolidated financial statements for the year ended December 31, 2005, included in our Annual Report on Form 10-K filed with the SEC on March 10, 2006.

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123 (revised 2004), “Share-Based Payment,” which requires the compensation costs related to share-based payment transactions be recognized in financial statements. With limited exceptions, the amount of compensation will be measured based on the grant-date fair value of the equity instruments issued. Compensation cost will be recognized over the vesting period during which an employee provides service in exchange for the award. SFAS No. 123(R) was effective January 1, 2006 for the company. We have adopted the modified prospective method for reporting utilizing the Black-Scholes model for valuing our stock-based compensation on date of grant.

Information about the fair value of stock options under the Black-Scholes model and its pro forma impact on the Company’s net earnings and earnings per share for the historical periods is illustrated in Note 4 of our financial statements under Stock-based Compensation disclosure.

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

We urge you not to place undue reliance on these forward-looking statements, which speak only as of the date of this Quarterly Report. These and other risk factors are more fully described and discussed in our annual report on Form 10-K for the fiscal year ended December 31, 2005, previously filed with the SEC, those referenced in Item 1A of Part II below, and from time to time, in our other filings with the SEC. We undertake no obligation to revise or update any forward-looking statements in order to reflect any event or circumstance that may arise after the date of this Quarterly Report. We also suggest that you carefully review and consider the various disclosures made in this Quarterly Report that attempt to advise interested parties of the risks and factors that may affect our business, financial condition, results of operations and prospects.

Item 3. Quantitative and Qualitative Disclosure about Market Risk

Our exposure to market risk relates to changes in interest rates for borrowings under our senior term loan and revolving credit facility. These borrowings bear interest at variable rates. As of March 31, 2006, we had $51.9 million in borrowings outstanding under our revolving credit facility. A hypothetical 10% increase in interest rates would have increased our interest expense for the three months ended March 31, 2006 by less than $0.3 million.

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

Item 4. Controls and Procedures

As of March 31, 2006, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), management evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 of the Exchange Act. Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective, as of March 31, 2006, such that the information relating to us that is required to be disclosed in our reports filed with the SEC (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

There were no changes in our internal control over financial reporting during the three months ended March 31, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

Other than as set forth below, there have been no material changes from the risk factors disclosed in the “Risk Factors” section of the Company’s Annual Report on Form 10-K for the year ended December 31, 2005. The risk factor stated below was disclosed on our Form 10-K and has been updated to reflect management’s current expectation regarding the timing of the disposition of MSM.

We may be exposed to liabilities or losses from operations that we have or will discontinue or otherwise sell, including our MSM subsidiary.

In February 2005, we reached a final corporate determination to exit the personnel security investigation (PSI) services business and discontinue operations at our MSM subsidiary. Currently, we intend to sell MSM as a going-concern. We have engaged in discussions with potential buyers, and we expect to complete the sale or other disposition of the MSM operations by the end of 2006. However, we cannot assure you that we will complete a transaction under the terms currently being discussed with such parties, or at all. Similarly, we may incur unanticipated additional costs in connection with the sale or disposition of MSM. If we are not able to sell or dispose of MSM on the terms currently contemplated, our business, prospects, financial condition or operating results could be harmed.

In recent years, we have sold or wound down the operations of other businesses as well.

For more information on these discontinued operations, please see our current Form 10-K, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Discontinued Operations and Note 16 to our consolidated financial statements. Our consolidated financial statements reflect, under the heading “Discontinued Operations,” our estimate of the net losses we expected from these operations through the date we estimated they would be disposed, and all losses expected to be realized upon the disposal of these operations. Even after the disposition of these businesses, we may continue to be exposed to some liabilities arising from their prior operations. Additionally, when we sell one of our subsidiaries, the operative contractual agreement may contain provisions that require us to indemnify the purchaser for certain liabilities that arose prior to the sale date but that are discovered afterwards. Even though these liabilities are often capped, until the indemnification period expires, we may continue to be exposed to such liabilities.

Item 6. Exhibits

Exhibits required by Item 601 of Regulation S-K:

The following lists certain exhibits either filed herewith or filed with the SEC during the fiscal quarter ended March 31, 2006.

Exhibit No.	Description
10.1 *	ManTech International Corporation 2006 Incentive Compensation Plan (incorporated herein by reference from registrant’s Current Report on Form 8-K filed with the SEC on March 13, 2006).

10.2 *	Form of Term Sheet for 2006 Incentive Compensation Plan – Corporate Executive (incorporated herein by reference from registrant’s Current Report on Form 8-K filed with the SEC on March 13, 2006).

10.3 *	Form of Term Sheet for 2006 Incentive Compensation Plan – Subsidiary and Division President (incorporated herein by reference from registrant’s Current Report on Form 8-K filed with the SEC on March 13, 2006).

10.4 *	Form of Stock Option Grant (incorporated herein by reference from registrant’s Current Report on Form 8-K filed with the SEC on March 13, 2006).

10.5 *	Standard Terms and Conditions for Options Granted under Management Incentive Plan (incorporated herein by reference from registrant’s Current Report on Form 8-K filed with the SEC on March 13, 2006).

10.6 *	ManTech International Corporation Supplemental Executive Retirement Plan (f/b/o George J. Pedersen), Amended and Restated effective January 1, 2005 (incorporated herein by reference from registrant’s Current Report on Form 8-K filed with the SEC on March 13, 2006).

31.1 ‡	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2 ‡	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32 ‡	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended.

‡	Filed herewith
*	Management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MANTECH INTERNATIONAL CORPORATION

Date: May 5, 2006	By:	/s/ GEORGE J. PEDERSEN
	Name:	George J. Pedersen
	Title:	Chairman of the Board of Directors and Chief Executive Officer

Date: May 5, 2006	By:	/s/ KEVIN M. PHILLIPS
	Name:	Kevin M. Phillips
	Title:	Chief Financial Officer