Form 10-Q
period 2006-06-30
MANTECH INTERNATIONAL CORP
filed 2006-08-07
CIK 892537

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

or

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

As of August 2, 2006, there were issued and outstanding 18,499,456 shares of our Class A Common Stock and 15,064,593 shares of our Class B Common Stock.

MANTECH INTERNATIONAL CORPORATION

FORM 10-Q

FOR THE QUARTER ENDED June 30, 2006

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

MANTECH INTERNATIONAL CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in Thousands)

	(unaudited)
	June 30, 2006	December 31, 2005
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$3,135	$5,662
Receivables—net	258,463	239,676
Prepaid expenses and other	12,406	7,393
Assets held for sale	6,768	4,831

Total current assets	280,772	257,562

Property and equipment—net	12,089	11,713
Goodwill	227,747	227,747
Other intangibles—net	35,428	35,602
Employee supplemental savings plan assets	12,897	11,902
Other assets	10,391	11,459

TOTAL ASSETS	$579,324	$555,985

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of debt	$27,563	$42,502
Accounts payable and accrued expenses	58,235	57,933
Accrued salaries and related expenses	41,980	41,428
Deferred income taxes—current	—	663
Billings in excess of revenue earned	5,560	6,611
Liabilities held for sale	4,938	4,978

Total current liabilities	138,276	154,115

Debt—net of current portion	—	21
Accrued retirement	14,251	13,054
Other long-term liabilities	3,201	3,282
Deferred income taxes—non-current	7,873	6,920

TOTAL LIABILITIES	163,601	177,392

COMMITMENTS AND CONTINGENCIES	—	—

STOCKHOLDERS’ EQUITY:
Common stock, Class A—$0.01 par value; 150,000,000 shares authorized; 18,469,648 and 18,016,328 shares issued and outstanding at June 30, 2006 and December 31, 2005, respectively.	185	180
Common stock, Class B—$0.01 par value; 50,000,000 shares authorized; 15,064,593 and 15,065,293 shares issued and outstanding at June 30, 2006 and December 31, 2005, respectively.	151	151
Additional paid in capital	247,484	233,360
Retained earnings	168,995	144,903
Unearned ESOP shares	(1,113)	—
Accumulated other comprehensive income (loss)	21	(1)
Deferred compensation	640	640
Shares held in grantor trust	(640)	(640)

TOTAL STOCKHOLDERS’ EQUITY	415,723	378,593

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$579,324	$555,985

See notes to condensed consolidated financial statements.

MANTECH INTERNATIONAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Dollars in Thousands Except Per Share Amounts)

	(unaudited)		(unaudited)
	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
REVENUES	$287,465	$239,408	$562,771	$456,869
COST OF SERVICES	238,879	196,662	466,686	375,870

GROSS PROFIT	48,586	42,746	96,085	80,999

COSTS AND EXPENSES:
General and administrative	24,019	20,876	46,780	40,183
Depreciation and amortization	2,131	1,700	4,136	3,139

Total costs and expenses	26,150	22,576	50,916	43,322

INCOME FROM CONTINUING OPERATIONS	22,436	20,170	45,169	37,677
Interest (expense), net	(601)	(555)	(1,393)	(836)
Equity in earnings of affiliates	—	112	—	278
Gain (Loss) on disposal of an operation	—	(181)	—	3,698
Other income (expense), net	66	(286)	(13)	(176)

INCOME BEFORE PROVISION FOR INCOME TAXES AND MINORITY INTEREST	21,901	19,260	43,763	40,641
Provision for income taxes	(8,650)	(7,702)	(17,242)	(16,252)
Minority interest	—	(4)	—	(6)

INCOME FROM CONTINUING OPERATIONS—net of taxes	13,251	11,554	26,521	24,383

(Loss) from discontinued operations—net of taxes	(1,294)	(1,410)	(2,429)	(2,314)

NET INCOME	$11,957	$10,144	$24,092	$22,069

BASIC EARNINGS (LOSS) PER SHARE:
Income from continuing operations—net of taxes	$0.40	$0.35	$0.79	$0.75
(Loss) from discontinued operations—net of taxes	(0.04)	(0.04)	(0.07)	(0.07)

Basic earnings per share	$0.36	$0.31	$0.72	$0.68

Weighted average common shares outstanding	33,445,033	32,773,678	33,283,976	32,650,519

DILUTED EARNINGS (LOSS) PER SHARE:
Income from continuing operations—net of taxes	$0.39	$0.35	$0.78	$0.74
(Loss) from discontinued operations—net of taxes	(0.04)	(0.05)	(0.07)	(0.07)

Diluted earnings per share	$0.35	$0.30	$0.71	$0.67

Weighted average common shares outstanding	33,912,488	33,281,196	33,729,624	33,072,736

See notes to condensed consolidated financial statements.

MANTECH INTERNATIONAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in Thousands)

	(unaudited)		(unaudited)
	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
NET INCOME	$11,957	$10,144	$24,092	$22,069
OTHER COMPREHENSIVE INCOME (LOSS):
Cash flow hedge	—	137	—	336
Translation adjustments	16	(193)	22	(286)

Total other comprehensive income (loss)	16	(56)	22	50

COMPREHENSIVE INCOME	$11,973	$10,088	$24,114	$22,119

See notes to condensed consolidated financial statements.

MANTECH INTERNATIONAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in Thousands)

	(unaudited)
	Six months ended June 30,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$24,092	$22,069
Adjustments to reconcile net income to net cash used in operating activities:
Equity in earnings of affiliates	—	(278)
Increase in deferred income taxes	290	1,614
Stock-based compensation	2,660	13
Tax benefit from the exercise of stock options for 2005	—	1,333
Depreciation and amortization	4,768	3,908
Gain on disposal of an operation	—	(3,698)
Loss from discontinued operations	2,429	2,314
Changes in assets and liabilities-net of effects from acquired, disposed, and discontinued businesses:
Contract receivables	(18,787)	(5,838)
Prepaid expenses and other	(5,013)	(1,722)
Accounts payable and accrued expenses	302	2,107
Accrued salaries and related expenses	552	(9,229)
Billings in excess of revenue earned	(1,051)	1,370
Accrued retirement	1,197	(1,262)
Other	(1,126)	890

Net cash flows from continuing operations	10,313	13,591

Net cash flows from discontinued operations	(4,352)	14,273

Net cash flows from operating activities	5,961	27,864

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(2,158)	(3,315)
Proceeds from the sales of property and equipment	(6)	—
Investment in capitalized software for internal use	(1,379)	(140)
Acquisition of businesses, net of cash acquired	—	(106,452)
Proceeds from disposal of an operation	—	7,000

Net investing cash flows from continuing operations	(3,543)	(102,907)

Net investing cash flows from discontinued operations	(54)	(291)

Net cash flows from investing activities	(3,597)	(103,198)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	7,944	6,817
Tax benefit from the exercise of stock options for 2006	2,125	—
Repayment of debt	(60)	(41)
Net (decrease) increase in borrowings under line of credit	(14,900)	53,101

Net cash flows from financing activities	(4,891)	59,877

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(2,527)	(15,457)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	5,662	22,946

CASH AND CASH EQUIVALENTS, END OF PERIOD	$3,135	$7,489

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for income taxes	$17,704	$19,378

Cash paid for interest	$1,831	$1,110

Non-cash financing activities:
ESOP contributions	$1,400	$—

See notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2006

UNAUDITED

1. Introduction and Overview

ManTech International Corporation (depending on the circumstances, “ManTech” “we” “our” “ours” or “us”) is a leading provider of innovative technologies and solutions for mission-critical national security programs for the Intelligence Community; the Departments of Defense, State, Homeland Security and Justice; the Space Community; and other federal government agencies. Our expertise includes systems engineering, systems integration, software development, enterprise security architecture, information assurance, intelligence operations support, network and critical infrastructure protection, information technology, communications integration and engineering support. With nearly 6,000 qualified employees, we operate in the United States and over 40 countries worldwide.

2. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and note disclosures normally included in the annual financial statements, prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted pursuant to those rules and regulations. We recommend that you read these unaudited condensed consolidated financial statements in conjunction with the financial statements and related notes included in our annual report on Form 10-K for the fiscal year ended December 31, 2005, previously filed with the SEC. We believe that the unaudited condensed consolidated financial statements in this Form 10-Q reflect all adjustments that are necessary to fairly present the financial position, results of operations and cash flows for the interim periods. The results of operations for such interim periods are not necessarily indicative of the results that can be expected for the full year. Certain reclassifications have been made to previously reported balances to conform to the current period presentation.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Basic weighted average common shares outstanding	33,445,033	32,773,678	33,283,976	32,650,519
Effect of potential exercise of stock options	467,455	507,518	445,648	422,217

Diluted weighted average common shares outstanding	33,912,488	33,281,196	33,729,624	33,072,736

For the three months ended June 30, 2006 and 2005, options to purchase 705,242 and 30,791 shares, respectively, weighted for the portion of the period for which they were outstanding, were outstanding but not included in the computation of diluted earnings per share because the options’ effect would have been anti-dilutive. For the six months ended June 30, 2006 and 2005, options to purchase 511,213 and 15,481 shares, respectively, weighted for the portion of the period for which they were outstanding, were outstanding but not included in the computation of diluted earnings per share because the options’ effect would have been anti-dilutive. For the six months ended June 30, 2006 and June 30, 2005, shares issued from the exercise of stock options were 408,798 and 404,506, respectively.

4. Stock-Based Compensation

Stock Option Plan— In June 2006, the Company’s stockholders approved our 2006 Management Incentive Plan (the Plan), which was designed to enable us to attract, retain and motivate key employees. The Plan amended and restated the Company’s

Management Incentive Plan that was approved by the Company’s stockholders prior to the initial public offering for 2002 (the 2002 Plan). In connection with the creation of the Plan, all options outstanding under the 2002 Plan and the ManTech International Corporation 1995 Long-Term Incentive Plan were assumed. Awards granted under the Plan are settled in shares of Class A common stock. At the beginning of each year, the Plan provides that the number of shares available for issuance automatically increases by an amount equal to one and one-half percent of the total number of shares of Class A and Class B common stock outstanding on December 31st of the previous year. On January 2, 2006, 496,224 shares were added to the Plan. The 2006 Plan authorizes the issuance of an additional 1,500,000 shares in addition to the shares authorized under the 2002 Plan. Through June 30, 2006, the aggregate number of shares of our common stock authorized for issuance under the Plan was 6,284,187. Through June 30, 2006, 1,480,616 shares of our Class A common stock have been issued as a result of the exercise of the options granted under the Plan. The Plan expires in June 2016.

The Plan is administered by the compensation committee of our board of directors, along with its delegates. Subject to the express provisions of the Plan, the committee has broad authority to administer and interpret the Plan, including the discretion to determine the exercise price, vesting schedule, contractual life and the number of shares to be issued.

We typically issue options that vest in three equal installments, beginning on the first anniversary of the date of grant. Prior to January 1, 2006, we issued options under the 2002 Plan that typically expired ten years after the date of grant. Under the terms of the Plan, the contractual life of the option grants may not exceed eight years. During the six months ended June 30, 2006, we issued options that expire five years from the date of grant. The Company expects that it will continue to issue options that expire five years from the date of grant for the foreseeable future.

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

As a result of adopting SFAS No. 123R, income from continuing operations for the three and six months ended June 30, 2006 was reduced $1.4 million and $2.7 million pre-tax, respectively. The after-tax effect of adoption for the three and six months ended June 30, 2006 was a reduction in net income of $0.9 million and $1.6 million. Basic and diluted earnings per share for the three months ended June 30, 2006 were reduced by $0.02. Basic and diluted earnings per share for the six months ended June 30, 2006 were reduced by $0.05 and $0.04, respectively.

Prior to the adoption of SFAS No. 123R, we reported tax benefits from the exercise of stock options as an operating cash flow in the consolidated statement of cash flows. In the period beginning January 1, 2006, excess tax benefits from the exercise of stock options are presented as a cash flow from financing activities. For the six months ended June 30, 2006 and 2005, excess tax benefits from the exercise of stock options were $2.1 million and $1.3 million, respectively.

Stock Compensation Expense— We have elected to continue straight line amortization of stock-based compensation expense over the requisite service period. Prior to the adoption of SFAS No. 123R, we recognized the effect of forfeitures in our pro forma disclosures as they occurred. In accordance with the new standard, we have estimated forfeitures and are only recording expense on shares we expect to vest. For the three and six months ended June 30, 2006, we recorded $1.4 million and $2.7 million of stock-based compensation cost as general and administrative expense in our statement of operations, respectively. Forfeitures have been estimated at 10%. No compensation expense of employee’s holding stock options, including stock compensation expense, was capitalized during the periods.

As of June 30, 2006, there was $9.3 million of unrecognized compensation cost related to share-based compensation arrangements that we expect to vest. In accordance with SFAS No. 123R, this cost will be fully amortized within three years, with approximately half of the total amortization being recognized over the next twelve months.

In prior periods, as permitted under Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation, we accounted for our stock-based compensation plan using the intrinsic value method under the recognition and measurement principles of APB Opinion No. 25. In accordance with the provisions of SFAS No. 148, Accounting for Stock-Based

Compensation – Transition and Disclosure, the following table illustrates the effect on net income and earnings per share if we had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation for the three and six months ended June 30, 2005.

(in thousands)	Three Months Ended June 30, 2005	Six Months Ended June 30, 2005
Net income, as reported	$10,144	$22,069
Add: stock-based compensation, included in net income as reported, net of related tax effects	4	9
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(813)	(1,516)

Pro forma net income	$9,335	$20,562

Earnings per share:
Basic — as reported	$0.31	$0.68
Basic — pro forma	$0.28	$0.63
Diluted — as reported	$0.30	$0.67
Diluted — pro forma	$0.28	$0.62

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

The following weighted-average assumptions were used for option grants during the six months ended June 30, 2006:

Expected Volatility. The expected volatility of the options granted was estimated based upon historical volatility of the Company’s share price through weekly observations of the company’s trading history. The expected volatility factor used for the options granted during the six months ended June 30, 2006 was 42.26%.

Expected Term. The expected term of options granted during the six months ended June 30, 2006 was determined under the simplified calculation provided in the SEC’s Staff Accounting Bulletin No. 107 ((vesting term + original contractual term)/2). For all grants valued during the six months ended June 30, 2006, the options had graded vesting over 3 years (33.3% of the options in each grant vest annually) and the contractual term was 5 years. Under this calculation, the expected life of our options granted during the six months was 3.5 years.

Risk-free Interest Rate. The yield on zero-coupon U.S. Treasury strips was used to extrapolate a forward-yield curve. This “term structure” of future interest rates was then input into a numeric model to provide the equivalent risk-free rate to be used in the Black-Scholes model based on expected term of the underlying grants. The risk-free rate used in valuing options granted during the six months ended June 30, 2006 was 4.67%.

Dividend Yield. The Black-Scholes valuation model requires an expected dividend yield as an input. We have not issued dividends in the past nor do we expect to issue dividends in the future. As such, the dividend yield used in our valuations for the six months ended June 30, 2006 was zero.

Stock Option Activity— During the six months ended June 30, 2006, we granted stock options to purchase 542,500 shares of class A common stock at a weighted-average exercise price of $30.26 per share, which reflects the fair market value of the shares on the date of grant. The weighted-average fair value of options granted during the six months ended June 30, 2006, as determined under the Black-Scholes valuation model, was $11.05. These options vest in 3 equal installments over 3 years and have a contractual term of 5 years. Option grants that vested during the six months ended June 30, 2006 had a combined fair value of $2.5 million.

The following table summarizes the stock option activity for the six months ended June 30, 2006:

	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value (in thousands)
Shares under option, December 31, 2005	2,710,742	$20.38
Options granted	542,500	$30.26
Options exercised	(408,798)	$19.43	$5,641
Options cancelled and expired	(117,527)	$23.34

Shares under option, June 30, 2006	2,726,917	$20.34	$23,195

Options exercisable at June 30, 2006	941,815	$19.79	$10,391

The following table summarizes nonvested stock options for the six months ended June 30, 2006:

	Number of Shares	Weighted Average Fair Value
Nonvested stock options at December 31, 2005	1,713,180	$6.95
Options granted	542,500	$11.05
Vested during period	(360,419)	$7.06
Options cancelled	(110,159)	$7.67

Nonvested shares under option, June 30, 2006	1,785,102	$8.14

Information concerning stock options outstanding and stock option exercisable at June 30, 2006:

Range of Exercise Prices	Options Outstanding	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price
$15.56 — 19.82	1,057,742	7.0	$16.80
$20.45 — 23.11	551,591	6.6	$21.95
$23.95 — 33.85	1,117,584	6.8	$27.81

	2,726,917

Range of Exercise Prices	Options Exercisable	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price
$15.56 — 19.82	516,759	6.8	$16.94
$20.45 — 23.11	275,650	6.2	$21.95
$23.95 — 33.85	149,406	8.7	$25.89

	941,815

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

In February 2005, we classified our ManTech MSM Security Services, Inc. (MSM) subsidiary as discontinued (refer to Note 11: Discontinued Operations). As required under SFAS No. 144—Accounting for the Impairment or Disposal of Long-Lived Assets, we have reclassified assets of MSM as Assets Held for Sale for all periods presented. At December 31, 2005, we recorded a loss accrual of $3.6 million on the valuation of these assets based on nonbinding offers received from potential buyers in early 2006. The loss accrual reflects the write-off of intangible assets including goodwill, net of taxes. It also included a valuation allowance of $1.3 million for deferred state income tax assets related to net operating losses carried forward, which are not expected to be realized.

On May 31, 2005, we completed the acquisition of 100 percent of outstanding shares of Gray Hawk Systems, Inc. (refer to Note 9: Acquisitions). At June 30, 2006 and December 31, 2005, goodwill and other intangibles for Gray Hawk Systems, Inc. totaled $89.2 million and $91.0 million, respectively.

The components of goodwill and other intangibles are as follows:

	June 30, 2006	December 31, 2005
Goodwill	$237,854	$237,854
Other intangibles	61,423	58,380

	299,277	296,234
Less: Accumulated amortization	(36,102)	(32,885)

	$263,175	$263,349

	June 30, 2006			December 31, 2005
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized intangible assets:
Contract rights	$37,230	$11,581	$25,649	$37,230	$9,875	$27,355
Capitalized software cost for sale	12,550	9,009	3,541	12,072	8,458	3,614
Capitalized software cost for internal use	11,643	5,405	6,238	9,078	4,445	4,633

	$61,423	$25,995	$35,428	$58,380	$22,778	$35,602

Aggregated amortization expense for the six months ended June 30, 2006 and 2005 was $3.2 million and $2.4 million, respectively. We estimate that we will have the following amortization expense for the future periods indicated below (in thousands):

For the remaining six months ending December 31, 2006	$3,367
For the years ending December 31:
2007	$5,407
2008	$4,430
2009	$4,087
2010	$3,530
2011	$2,437

6. Business Segment and Geographic Area Information

We operate as one segment, delivering a broad array of information technology and technical services solutions under contracts with the U.S. government, state and local governments, and commercial customers. Our federal government customers typically exercise independent contracting authority, and even offices or divisions within an agency or department may directly, or through a prime contractor, use our services as a separate customer so long as that customer has independent decision-making and contracting authority within its organization. Our customer, the U.S. Army Communications-Electronic Lifecycle Management Command (C-E LCMC-HQ) (formerly Communications-Electronic Command Headquarters—CECOM-HQ) accounted for 15.5% and 18.3% of our revenues for the six months ended June 30, 2006 and 2005, respectively. At June 30, 2006 and

December 31, 2005, one customer, C-E LCMC-HQ, accounted for 10.8%, and 17.3% of our accounts receivable, respectively. In addition, there were no sales to any customers within a single country (except for the United States) where the sales accounted for 10% or more of total revenue. We treat sales to U.S. government customers as sales within the United States regardless of where the services are performed. Substantially all assets of continuing operations were held in the United States for the periods ended June 30, 2006 and 2005. Revenues by geographic customer and the related percentages of total revenues for the periods ended June 30, 2006 and 2005, were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
United States	$284,669	$238,393	$557,856	$454,890
International	2,796	1,015	4,915	1,979

	$287,465	$239,408	$562,771	$456,869

United States	99.0%	99.6%	99.1%	99.6%
International	1.0%	0.4%	0.9%	0.4%

	100.0%	100.0%	100.0%	100.0%

During the three and six months ended June 30, 2006 and 2005, the following contract in continuing operations exceeded 10% of our revenue in 2005 (in thousands).

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Revenues from external customers:
Regional Logistics Support to the Warfighter contract	$25,045	$28,084	$54,712	$48,360
All other contracts	262,420	211,324	508,059	408,509

ManTech Consolidated	$287,465	$239,408	$562,771	$456,869

Gross profit:
Regional Logistics Support to the Warfighter contract	$1,724	$1,670	$3,409	$3,129
All other contracts	46,862	41,076	92,676	77,870

ManTech Consolidated	$48,586	$42,746	$96,085	$80,999

Receivables:
Regional Logistics Support to the Warfighter contract	$18,899	$20,414	$18,899	$20,414
All other contracts	239,564	197,584	239,564	197,584

ManTech Consolidated	$258,463	$217,998	$258,463	$217,998

Disclosure items required under SFAS No. 131 including interest revenue, interest expense, depreciation and amortization and expenditures for segment assets are not applicable as we review those items on a consolidated basis.

7. Revenues and Receivables

We deliver a broad array of information technology and technical services solutions under contracts with the U.S. government, state and local governments, and commercial customers. Revenues from the U.S. government under prime contracts and subcontracts were approximately 97.9% and 98.1% of our total revenue for the six months ended June 30, 2006 and 2005, respectively. The components of contract receivables are as follows:

	June 30, 2006	December 31, 2005
Billed receivables	$228,620	$204,793
Unbilled receivables:
Amounts currently billable	26,045	29,592
Revenues recorded in excess of estimated contract value or funding	3,024	4,100
Revenues recorded in excess of milestone billings on fixed price contracts	3,255	3,737
Indirect costs incurred in excess of provisional billing rates	1,172	629
Retainage	2,363	1,935
Allowance for doubtful accounts	(6,016)	(5,110)

	$258,463	$239,676

Amounts currently billable consist principally of amounts to be billed within the next month. Revenues recorded in excess of contract value or funding are billable upon receipt of contractual amendments or other modifications. Revenues recorded in excess of milestone billings on fixed price contracts consist of amounts not expected to be billed within the next month. Indirect cost rates in excess of provisional billing rates on U.S. government contracts are generally billable at actual rates less a reduction of 0.5% of the actual general and administrative rate base before a Defense Contract Audit Agency (DCAA) audit is completed. The balance remaining, as well as any retainage, is billable upon completion of a DCAA audit. At June 30, 2006, the amount of receivables that we expect to collect after one year is $6.1 million.

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

We believe the Gray Hawk acquisition further solidifies our position as a supplier of services in the high-end intelligence market. It expands our presence in homeland security related missions and complements our high-end offerings for the Intelligence Community and Department of Defense. Gray Hawk’s capabilities round-out ManTech’s skills in the end-to-end, intelligence information processing cycle, and give ManTech access to new markets in national defense agencies, which we believe will become increasingly important as the Intelligence Reform Act of 2004 continues to unfold.

The purchase price for the acquisition was $101.8 million in cash, which included transaction costs of $0.3 million. The purchase price included the full payment of Gray Hawk’s outstanding debt, repurchase of employee stock options by Gray Hawk, transaction costs and other related transaction expenses. Pursuant to the Merger Agreement, and as security for the Gray Hawk shareholders’ indemnification obligations, an escrow account in an amount equal to 10% of the adjusted purchase price was established to be used in satisfying certain indemnification obligations of the shareholders of Gray Hawk. As of June 30, 2006, all but $0.3 million has been disbursed. Of the disbursed escrow amount, $0.1 million was paid to the Company with the balance going to Gray Hawk Shareholders. Assuming we continue to produce adequate levels of taxable income, the full amount of goodwill, $75.4 million, will be deducted for tax purposes over 15 years.

Purchase Price Allocation

The acquisition has been accounted for as a business combination. Under business combination accounting, the total purchase price was allocated to Gray Hawk’s net tangible and identifiable intangible assets based on their estimated fair values as of May 31, 2005, as set forth below. The excess of the purchase price over the net tangible and identifiable intangible assets, as determined by a third party valuation firm, was recorded as goodwill. Recognition of goodwill is largely attributed to the highly skilled employees of Gray Hawk and the value paid for companies in this business. The final aspect of the purchase agreement which is not yet finalized relates to Gray Hawk shareholders’ indemnification obligations of $0.3 million for uncollected receivables and tax refund payments.

(in thousands)

Cash	$608
Accounts receivable	18,584
Prepaid expenses and other current assets	455
Fixed assets	799
Other assets	284
Intangible assets	15,650
Goodwill	75,389
Accounts payable	(4,345)
Payroll liabilities	(3,576)
Deferred tax liability	(1,528)
Billings in excess of revenue earned	(321)
Other liabilities	(190)

Total purchase price	$101,809

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

Pro Forma Financial Information

The unaudited financial information in the table below summarizes the combined results of operations of ManTech and Gray Hawk, on a pro forma basis, as though the companies had been combined as of the beginning of each of the periods presented. The pro forma financial information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the Acquisition and borrowings under our Credit Agreement (see Note 10) had taken place at the beginning of each of the periods presented. The pro forma financial information for June 30, 2005 includes the business combination accounting effect on historical ManTech for amortization charges from acquired intangible assets, interest expense at our current level of debt, and the related tax effects.

The unaudited pro forma financial information for the three and six months ended June 30, 2005 combines the historical results for ManTech and Gray Hawk for those periods. The financial information for the three and six months ended June 30, 2006 is as reported in our consolidated statements of income (in thousands).

	Three Months Ended June 30,		Six Months Ended June 30,
	2006 (a)	2005	2006 (a)	2005
Revenue	$287,465	$252,291	$562,771	$487,824
Income from continuing operations-net of taxes	$13,251	$11,660	$26,521	$24,349
Net Income	$11,957	$10,250	$24,092	$22,035
Diluted earnings per share	$0.35	$0.31	$0.71	$0.67

(a)	As reported

10. Debt

We currently have a Credit and Security Agreement with Citizens Bank of Pennsylvania. The agreement initially provides for a $125 million credit facility that can be increased to $200 million. The maturity date of the agreement is February 25, 2009. Under the agreement, we are required to maintain specified financial covenants relating to asset coverage, fixed charge coverage, and debt coverage. The agreement also places limitations on additional borrowings, mergers, and related-party transactions, payment of dividends, and contains limitations with respect to capital expenditures. Borrowings under the agreement are collateralized by our assets and bear interest at the London Inter-Bank Offer Rate (LIBOR), or the lender’s base rate, plus market-rate spreads that are determined based on a company leverage ratio calculation. As of June 30, 2006, we were in compliance with all covenants under the credit facility.

We had $27.5 million and $42.4 million outstanding on our credit facility at June 30, 2006 and December 31, 2005, respectively. The maximum available borrowing under the credit facility at June 30, 2006 was $94.4 million. As of June 30, 2006, we were contingently liable under letters of credit totaling $3.1 million, which reduces our availability to borrow under our credit facility.

11. Discontinued Operations

The Condensed Consolidated Financial Statements and related note disclosures reflect the ManTech MSM Security Services, Inc. (MSM) subsidiary as “Long-Lived Assets to Be Disposed Of by Sale” for all periods presented in accordance with Statement of Financial Accounting Standards No. 144—Accounting for the Impairment or Disposal of Long-Lived Assets. As such, MSM is classified as held for sale in the consolidated balance sheets and discontinued operations, net of applicable income taxes in the consolidated statements of income.

In 2005, we reached a final corporate determination to exit the personnel security investigation (PSI) services business and discontinue operations at our MSM subsidiary. We reached the determination to sell our MSM subsidiary after we concluded that the MSM business no longer furthered our long-term strategic objectives. We intend to sell MSM as a going-concern and we are in continuing discussions with potential buyers. However, the sale has been delayed due to lower than expected results on a contract. This contract was expected to ramp up beginning in 2005 and provide considerable monthly revenues and profits for MSM. The level of anticipated growth did not occur. In July 2006, the customer procured new contracts for future work and MSM did not receive one of the new contracts. In addition, the customer determined that they would not exercise the follow on option periods on the existing contract. MSM has contracts with other customers and has recently received considerable increased work on a continuing contract with one of these customers. We continue to market MSM, we believe there are potential buyers still interested in the acquisition of MSM and we are having continuing communications with such parties. We expect to complete a sale of MSM by the end of 2006. At December 31, 2005, we recorded a loss accrual of $ 3.6 million on the valuation of these assets based on nonbinding offers received from potential buyers in early 2006. The loss accrual reflects the write-off of intangible assets including goodwill, net of taxes. The loss also reflects a valuation allowance of $1.3 million for deferred state income tax assets related to net operating losses carried forward, which are not expected to be realized.

The following discloses the results of the discontinued operations of MSM for the three and six months ended June 30, 2006 and 2005 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Revenue	$3,694	$1,577	$6,979	$3,604
Loss before taxes	$(2,141)	$(2,350)	$(4,018)	$(3,857)
Net Loss	$(1,294)	$(1,410)	$(2,429)	$(2,314)

The following is a summary of the assets and liabilities held for sale related to MSM at June 30, 2006 and December 31, 2005 (in thousands):

	June 30, 2006	December 31, 2005
Receivables, net	$3,844	$1,540
Prepaid expenses and other	67	67
Goodwill and other intangibles	—	—
Property and equipment	752	710
Other assets	1,729	2,029

Total Assets	$6,392	$4,346

Accounts payable and accrued expenses	$618	$963
Accrued salaries and related expenses	531	444
Deferred income taxes	—	—
Billings in excess of revenue earned	3,626	3,410
Other liabilities	56	58

Total Liabilities	$4,831	$4,875

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

The following discloses the results of METI for the three and six months ended June 30, 2005 (METI’s results for 2005 are through February 11th) (in thousands):

	Three Months Ended June 30, 2005	Six Months Ended June 30, 2005
Revenue	$—	$1,379
Income before taxes	$—	$55
Net Income	$—	$34

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction and Overview

We are a leading provider of innovative technologies and solutions for mission-critical national security programs for the Intelligence Community; the Departments of Defense, State, Homeland Security and Justice; the Space Community; and other U.S. federal government agencies. Our expertise includes systems engineering, systems integration, software services, enterprise architecture, information assurance and security architecture, intelligence operations and analysis support, network and critical infrastructure protection, information operations and computer forensics, information technology, communications integration and engineering support. With nearly 6,000 highly qualified employees, we operate in the United States and over 40 countries worldwide.

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

Three Months Ended June 30, 2006 Compared to the Three Months Ended June 30, 2005

	Consolidated Statements of Operations
	Three Months Ended June 30,				Period to Period Change
	2006	2005	2006	2005	2005 to 2006
	Dollars		Percentages		Dollars	Percent
	(dollar amounts in thousands)
REVENUE	$287,465	$239,408	100.0%	100.0%	$48,057	20.1%
COST OF SERVICES	238,879	196,662	83.1%	82.1%	42,217	21.5%

GROSS PROFIT	48,586	42,746	16.9%	17.9%	5,840	13.7%

COSTS AND EXPENSES:
General & Administration	24,019	20,876	08.4%	08.7%	3,143	15.1%
Depreciation & amortization	2,131	1,700	00.7%	00.7%	431	25.4%

Total costs and expenses:	26,150	22,576	09.1%	09.4%	3,574	15.8%

INCOME FROM CONTINUING OPERATIONS:	22,436	20,170	07.8%	08.4%	2,266	11.2%
Interest (expense), net	(601)	(555)	00.2%	00.2%	(46)	08.3%
Equity in earnings of affiliates	—	112	00.0%	00.0%	(112)	-100.0%
Loss on disposal of an operation	—	(181)	00.0%	00.1%	181	100.0%
Other income (expense), net	66	(286)	00.0%	00.1%	352	123.1%

INCOME BEFORE PROVISION FOR INCOME TAXES AND MINORITY INTEREST	21,901	19,260	07.6%	08.0%	2,641	13.7%
Provision for income taxes	(8,650)	(7,702)	03.0%	03.2%	(948)	12.3%
Minority interest	—	(4)	00.0%	00.0%	4	-100.0%

INCOME FROM CONTINUING OPERATIONS - net of taxes	13,251	11,554	04.6%	04.8%	1,697	14.7%
(Loss) income from discontinued operations-net of taxes	(1,294)	(1,410)	00.5%	00.6%	116	-08.2%

NET INCOME	$11,957	$10,144	04.2%	04.2%	$1,813	17.9%

We experienced an increase in revenue in the second quarter of 2006, compared to the second quarter of 2005, due to an increase in our defense system support for activities in Iraq, Afghanistan, Europe and the United States and the overall increased spending for national and homeland security, as well as our acquisition of Gray Hawk Systems, Inc. in May 2005.

Revenues

Revenues increased 20.1% to $287.5 million for the three months ended June 30, 2006, compared to $239.4 million for the same period in 2005. This increase is partially attributable to forward deployment support in Iraq and Afghanistan and increased work in the Intelligence Community. Also contributing to the increase was a full quarter of revenues from our acquisition of Gray Hawk Systems, Inc. (“Gray Hawk”) on May 31, 2005. Gray Hawk accounted for $15.1 million of our increase in revenue quarter over quarter.

Cost of services

Cost of services increased 21.5% to $238.9 million for the three months ended June 30, 2006, compared to $196.7 million for the same period in 2005. As a percentage of revenues, cost of services increased 1.0%, to 83.1% for the three months ended June 30, 2006 compared to 82.1% for the same period in 2005. The increase in costs of services is largely attributable to increased purchases of equipment and materials used in the performance of our contracts. Direct labor costs, which includes applicable fringe benefit and overhead, increased by 13.9% primarily due to the addition of Gray Hawk and the continued growth of our business. As a percentage of revenues, direct labor costs decreased 2.5% to 44.7% for the three months ended June 30, 2006 compared to 47.2% for the same period in 2005. For the three months ended June 30, 2006, other direct costs increased by 31.7% over the same quarter in 2005, from $83.7 million to $110.3 million. As a percentage of revenues, other direct costs increased from 35.0% for the three months ended June 30, 2005 to 38.4% for the same period in 2006.

Gross profit

Gross profit increased 13.7% to $48.6 million for the three months ended June 30, 2006, compared to $42.8 million for the same period in 2005. Gross profit margin was 16.9% for the three months ended June 30, 2006, compared to 17.9% for the same period in 2005. The decrease in gross profit margin is primarily due to a less profitable mix of reimbursable items including subcontractors and material purchases which increased cost of services as a percentage of revenue.

General and administrative

General and administrative expenses increased 15.1% to $24.0 million for the three months ended June 30, 2006, compared to $20.9 million for the same period in 2005. As a percentage of revenues, general and administrative expenses decreased to 8.4% from 8.7% for the three months ended June 30, 2006 and 2005, respectively. The increase in expense during the three months ended June 30, 2006 resulted primarily from the adoption of SFAS No. 123R and the addition of Gray Hawk in May 2005. This increase was partially offset by a decrease in bid and proposal spending. Under SFAS No. 123R, share-based payments not fully vested as of January 1, 2006 and those granted after January 1, 2006 are measured at estimated fair value and included as compensation expense over the periods service is provided. For the three months ended June 30, 2006, we recognized $1.4 million in compensation costs in accordance with SFAS No. 123R. Excluding the impact of SFAS No. 123R, general and administrative as a percentage of revenue was 7.9% for the three months ended June 30, 2006.

Depreciation and amortization

Depreciation and amortization expense increased 25.4% to $2.1 million for the three months ended June 30, 2006, compared to $1.7 million for the same period in 2005. The increase was primarily due to the additional amortization of intangibles from the Gray Hawk acquisition and an increase in leasehold improvements related to new office space and general improvements.

Net income

Net income increased 17.9% to $12.0 million for the three months ended June 30, 2006, compared to $10.1 million for the same period in 2005. Our effective tax rate for the three months ended June 30, 2006 and 2005 was 39.5% and 40.0%, respectively.

Six Months Ended June 30, 2006 Compared to the Six Months Ended June 30, 2005

	Consolidated Statements of Operations
	Six Months Ended June 30,				Period to Period Change
	2006	2005	2006	2005	2005 to 2006
	Dollars		Percentages		Dollars	Percent
	(dollar amounts in thousands)
REVENUE	$562,771	$456,869	100.0%	100.0%	$105,902	23.2%
COST OF SERVICES	466,686	375,870	82.9%	82.3%	90,816	24.2%

GROSS PROFIT	96,085	80,999	17.1%	17.7%	15,086	18.6%

COSTS AND EXPENSES:
General & Administration	46,780	40,183	08.3%	08.8%	6,597	16.4%
Depreciation & amortization	4,136	3,139	00.7%	00.7%	997	31.8%

Total costs and expenses:	50,916	43,322	09.0%	09.5%	7,594	17.5%

INCOME FROM CONTINUING OPERATIONS:	45,169	37,677	08.0%	08.2%	7,492	19.9%
Interest (expense), net	(1,393)	(836)	00.2%	00.2%	(557)	66.6%
Equity in earnings of affiliates	—	278	00.0%	00.1%	(278)	-100.0%
Gain on disposal of an operation	—	3,698	00.0%	00.8%	(3,698)	-100.0%
Other income (expense), net	(13)	(176)	00.0%	00.0%	163	92.6%

INCOME BEFORE PROVISION FOR INCOME TAXES AND MINORITY INTEREST	43,763	40,641	07.8%	08.9%	3,122	07.7%
Provision for income taxes	(17,242)	(16,252)	03.1%	03.6%	(990)	06.1%
Minority interest	—	(6)	00.0%	00.0%	6	-100.0%

INCOME FROM CONTINUING OPERATIONS - net of taxes	26,521	24,383	04.7%	05.3%	2,138	08.8%
(Loss) income from discontinued operations-net of taxes	(2,429)	(2,314)	00.4%	00.5%	(115)	05.0%

NET INCOME	$24,092	$22,069	04.3%	04.8%	$2,023	09.2%

Revenues

Revenues increased 23.2% to $562.8 million for the six months ended June 30, 2006, compared to $456.9 million for the same period in 2005. This increase is partially attributable to forward deployment support in Iraq and Afghanistan and increased work in the Intelligence Community. Also contributing to the increase was two full quarters of revenues from our acquisition of Gray Hawk Systems, Inc. (“Gray Hawk”) on May 31, 2005. Gray Hawk accounted for $37.6 million of our increase in revenue year over year.

Cost of services

Cost of services increased 24.2% to $466.7 million for the six months ended June 30, 2006, compared to $375.9 million for the same period in 2005. As a percentage of revenues, cost of services increased 0.6%, to 82.9% for the six months ended June 30, 2006 compared to 82.3% for the same period in 2005. This increase was due to larger purchases of equipment and materials directly for contracts and the use of subcontractors in support of our contracts. Direct labor costs, which include applicable fringe benefits and overhead, increased by 17.9% primarily due to the addition of Gray Hawk and the continued growth of our business. As a percentage of revenues, direct labor costs decreased 2.1% to 46.4% for the six months ended June 30, 2006 compared to 48.5% for the same period in 2005. For the six months ended June 30, 2006, other direct costs increased by 33.2% over the same period in 2005, from $154.2 million to $205.3 million. As a percentage of revenues, other direct costs increased from 33.7% for the six months ended June 30, 2005 to 36.5% for the same period in 2006.

Gross profit

Gross profit increased 18.6% to $96.1 million for the six months ended June 30, 2006, compared to $81.0 million for the same period in 2005. Gross profit margin was 17.1% for the six months ended June 30, 2006, compared to 17.7% for the same period in 2005. The decrease in gross profit margin is primarily due to a less profitable mix of reimbursable items including subcontractors and material purchases which increased cost of services as a percentage of revenue.

General and administrative

General and administrative expenses increased 16.4% to $46.8 million for the six months ended June 30, 2006, compared to $40.2 million for the same period in 2005. As a percentage of revenues, general and administrative expenses decreased to 8.3% from 8.8% for the six months ended June 30, 2006 and 2005, respectively. The increase in expense during the six months resulted primarily from the adoption of SFAS No. 123R and the addition of Gray Hawk in May 2005. This increase was partially offset by a decrease in bid and proposal spending. Under SFAS No. 123R, share-based payments not fully vested as of January 1, 2006 and those granted in the six months ended June 30, 2006 are measured at estimated fair value and included as compensation expense over the periods service is provided. For the six months ended June 30, 2006, we recognized $2.7 million in compensation costs in accordance with SFAS No. 123R. Excluding the impact of SFAS No. 123R, general and administrative as a percentage of revenue was 7.8% for the six months ended June 30, 2006.

Depreciation and amortization

Depreciation and amortization expense increased 31.8% to $4.1 million for the six months ended June 30, 2006, compared to $3.1 million for the same period in 2005. The increase was primarily due to the additional amortization of intangibles from the Gray Hawk acquisition and an increase in leasehold improvements related to new office space and general improvements.

Interest expense, net

Interest expense, net increased 66.6% to $1.4 million for the six months ended June 30, 2006, compared with $0.8 million for the same period in 2005. The increase in interest expense is a result of increased borrowing under our credit facility in the second quarter of 2005 to finance our acquisition of Gray Hawk and higher interest rates in 2006. The average levels of indebtedness were approximately $48.1 million and $37.1 million, in the six months ended June 30, 2006 and 2005, respectively. As we intend to use our credit facility to finance our acquisition strategy, interest expense levels could increase with the acquisition of other operations.

Gain on disposal of an operation

On February 11, 2005, we sold our Mantech Environmental Technology, Inc (“METI”) subsidiary to Alion Science and Technology Corporation. The sale generated a pre-tax gain of $3.7 million in 2005. For additional information see “Gain on Disposal of an Operation,” below.

Net income

Net income increased 9.2% to $24.1 million for the six months ended June 30, 2006, compared to $22.1 million for the same period in 2005. The increase is a result of higher revenue, increased income from continuing operations offset by increased interest expense and the $1.8 million after-tax gain recorded in 2005 on the sale of METI. Our effective tax rate for the six months ended June 30, 2006 and 2005 was 39.4% and 40.0%, respectively.

Backlog

At June 30, 2006 and December 31, 2005, our backlog was $2.1 billion and $2.3 billion, respectively, of which $550 million and $467 million, respectively, was funded backlog. At June 30, 2005, our backlog was $1.7 billion, of which $452 million was funded backlog. Backlog and funded backlog represent estimates that we calculate on a consistent basis. Additional information on how we determine backlog is included in our annual report on Form 10-K for the fiscal year ended December 31, 2005, previously filed with the SEC.

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

Liquidity and Capital Resources

Our primary liquidity needs are the financing of working capital, capital expenditures and acquisitions. Our primary source of liquidity is cash provided by operations and our $125.0 million revolving credit facility. As of June 30, 2006, we had an outstanding balance of $27.5 million under our credit facility. At June 30, 2006, we were contingently liable under letters of credit totaling $3.1 million, which reduces our ability to borrow under our credit facility. The maximum available borrowing under our credit facility at June 30, 2006 was $94.4 million. Generally, cash provided by operating activities is adequate to fund our operations. Due to fluctuations in our cash flows and the growth in our operations, it is necessary from time to time to increase borrowings under our credit facility to meet cash demands. In the future, we may borrow greater amounts in order to finance acquisitions or new contract start ups.

Net cash flows from operating activities

(in thousands)	Six months ended June 30,
	2006	2005
Cash provided by operating activities from continuing operations:	$10,313	$13,591
Cash provided (used) by discontinued operations:	(4,352)	14,273

Cash provided (used) by operating activities:	$5,961	$27,864

Cash provided by operating activities for the six months ended June 30, 2006 was $6.0 million, compared to $27.9 million provided by operating activities for the six months ended June 30, 2005. For the period ended June 30, 2006, cash provided by operating activities was primarily the result of $24.1 million in net income plus $2.7 in stock based compensation and $4.8 million in depreciation and amortization offset by an $18.8 million increase in contract receivables and a $5.0 million increase in prepaid expenses. The increase in contract receivables in 2006 relates to increasing revenue and the integration of Gray Hawk on to our internal systems and back office functions. In addition, net cash flows from operating activities was impacted by the adoption of SFAS No. 123R, which required the reclassification of excess tax benefits from the exercise of stock options from operating cash flows to financing cash flows. For the six months ended June 30, 2005, discontinued operations provided $14.3 million of cash inflow. Net cash inflow from discontinued operations in 2005 was primarily due to collections on our Defense Security Services contract of $16.4 million.

Net cash flows from investing activities

(in thousands)	Six months ended June 30,
	2006	2005
Cash used in investing activities from continuing operations:	$(3,543)	$(102,907)
Cash used in investing activities from discontinued operations:	(54)	(291)

Cash used in investing activities:	$(3,597)	$(103,198)

Cash used in investing activities was $3.6 million for the six months ended June 30, 2006, compared to a cash outflow of $103.1 million for the same period in 2005. The cash outflow in 2006 is primarily the result of investments in property, plant, and equipment and internal-use software. For the same period in 2005, the cash outflow is primarily due to the acquisition of Gray Hawk in May of 2005 for $101.2 million, net of cash acquired.

Net cash flows from financing activities

(in thousands)	Six months ended June 30,
	2006	2005
Cash (used) provided by financing activities:	$(4,891)	$59,877

Cash used in financing activities was $4.9 million for the six months ended June 30, 2006, compared to cash provided by financing activities of $59.9 million for the six months ended June 30, 2005. The net cash used in the first six months of 2006 resulted primarily from paying down our line of credit, $14.9 million, offset by cash inflows from the exercise of stock options of $7.9 million and the impact of SFAS No. 123R. SFAS 123R requires that excess tax benefits be shown as a cash inflow from financing activities. The net cash provided in the six months ended June 30, 2005 resulted from proceeds from the exercise of stock options of $6.8 million and use of our line of credit of $53.1 million to finance our acquisition of Gray Hawk.

Credit Agreement

We currently have a Credit and Security Agreement with Citizens Bank of Pennsylvania. The agreement initially provides for a $125.0 million credit facility that can be increased to $200.0 million. The maturity date of the agreement is February 25, 2009. Under the agreement, we are required to maintain specified financial covenants relating to asset coverage, fixed charge coverage, and debt coverage. The agreement also places limitations on additional borrowings, mergers, and related-party transactions, payment of dividends, and contains limitations with respect to capital expenditures. Borrowings under the agreement are collateralized by our assets and bear interest at the London Interbank Offered Rate (LIBOR), or the lender’s base rate, plus market-rate spreads that are determined based on a company leverage ratio calculation. As of June 30, 2006, we were in compliance with all material covenants under the credit facility.

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

Gain on Disposal of an Operation

On February 11, 2005, we sold our METI subsidiary to another company, Alion Science and Technology Corporation. METI performs research and development in the fields of environmental and life sciences for the Environmental Protection Agency, the National Cancer Institute, the U.S. Air Force, and other federal government agencies. The financial terms of the arrangement included an all cash payment of $7 million, which resulted in a pre-tax gain of approximately $3.7 million net of selling cost in the six months ended June 30, 2005. Although we have sold METI, we continue to provide professional services in the environmental area for various federal government agencies.

Discontinued Operations

The Condensed Consolidated Financial Statements and related note disclosures reflect the ManTech MSM Security Services, Inc. (MSM) subsidiary as “Long-Lived Assets to Be Disposed Of by Sale” for all periods presented in accordance with Statement of Financial Accounting Standards No. 144—Accounting for the Impairment or Disposal of Long-Lived Assets. As such, MSM is classified as held for sale in the consolidated balance sheets and discontinued operations, net of applicable income taxes in the consolidated statements of income.

In 2005, we reached a final corporate determination to exit the personnel security investigation (PSI) services business and discontinue operations at our MSM subsidiary. We reached the determination to sell our MSM subsidiary after we concluded that the MSM business no longer furthered our long-term strategic objectives. We intend to sell MSM as a going-concern and we are in continuing discussions with potential buyers. However, the sale has been delayed due to lower than expected results on a contract. This contract was expected to ramp up beginning in 2005 and provide considerable monthly revenues and profits for MSM. The level of anticipated growth did not occur. In July 2006, the customer procured new contracts for future work and MSM did not receive one of the new contracts. In addition, the customer determined that they would not exercise the follow on option periods on the existing contract. MSM has contracts with other customers and has recently received considerable increased work on a continuing contract with one of these customers. We believe this trend of additional work will continue into the near future. We continue to market MSM, we believe there are potential buyers still interested in the acquisition of MSM and we are having continuing communications with such parties. We expect to complete a sale of MSM by the end of 2006. At December 31, 2005, we recorded a loss accrual of $ 3.6 million on the valuation of these assets based on nonbinding offers received from potential buyers in early 2006. The loss accrual reflects the write-off of intangible assets including goodwill, net of taxes. The loss also reflects a valuation allowance of $1.3 million for deferred state income tax assets related to net operating losses carried forward, which are not expected to be realized.

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

In July 2006, the FASB issued Interpretation No. 48 (“ FIN 48”), “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109,” which clarifies the accounting for uncertainty in tax positions. FIN 48 seeks to reduce the diversity in accounting practices used in regards to uncertain tax positions by prescribing a recognition threshold and measurement criteria for benefits related to income taxes. The provisions of FIN 48 are effective for all reporting periods beginning after December 15, 2006. It is not anticipated that the adoption of FIN 48 will have a significant impact on our financial position or results of operations.

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

Item 3. Quantitative and Qualitative Disclosure about Market Risk

Our exposure to market risk relates to changes in interest rates for borrowings under our senior term loan and revolving credit facility. These borrowings bear interest at variable rates. As of June 30, 2006, we had $27.5 million in borrowings outstanding under our revolving credit facility. A hypothetical 10% increase in interest rates would have increased our interest expense for the three months ended June 30, 2006 by less than $0.3 million.

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

Item 4. Controls and Procedures

As of June 30, 2006, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), management evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 of the Exchange Act. Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective, as of the end of the period covered by this report, such that the information relating to us that is required to be disclosed in our reports filed with the SEC (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

There were no changes in our internal control over financial reporting during the three months ended June 30, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In 2005, we reached a final corporate determination to exit the personnel security investigation (PSI) services business and discontinue operations at our MSM subsidiary. We intend to sell MSM as a going-concern and are in continuing discussions with potential buyers. We expect to complete a sale or other disposition of the MSM operations by the end of 2006; however, we cannot assure you that we will complete a transaction under the terms currently contemplated, or even at all. Similarly, we may incur unanticipated additional costs in connection with the sale or disposition of MSM. If we are not able to sell or dispose of MSM on the terms currently contemplated, our business, prospects, financial condition or operating results could be harmed.

In recent years, we have sold or wound down the operations of other businesses as well.

For more information on these discontinued operations, please see Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Discontinued Operations and Note 11 to our condensed consolidated financial statements. Our condensed consolidated financial statements reflect, under the heading “Discontinued Operations,” our estimate of the net losses we expected from these operations through the date we estimated they would be disposed, and all losses expected to be realized upon the disposal of these operations. Even after the disposition of these businesses, we may continue to be exposed to some liabilities arising from their prior operations. Additionally, when we sell one of our subsidiaries, the operative contractual agreement may contain provisions that require us to indemnify the purchaser for certain liabilities that arose prior to the sale date but that are discovered afterwards. Even though these liabilities are often capped, until the indemnification period expires, we may continue to be exposed to such liabilities.

Item 4. Submission of Matters to a Vote of Security Holders

On June 6, 2006, we held our 2006 Annual Meeting of Stockholders. At the Annual Meeting, our stockholders elected nine persons to serve as directors until the 2007 annual meeting of stockholders. The following table states the votes cast for or withheld with respect to the election of directors. There were no broker non-votes or abstentions on this matter.

Director Name	For		Withheld
	Class A	Class B	Class A	Class B
George J. Pedersen	13,056,529	15,064,593	398,444	0
Richard A. Armitage	11,853,971	15,064,593	1,601,002	0
Barry G. Campbell	12,089,549	15,064,593	1,365,424	0
Robert A. Coleman	13,070,216	15,064,593	384,757	0
Walter R. Fatzinger, Jr.	12,174,846	15,064,593	1,280,127	0
David E. Jeremiah	12,174,143	15,064,593	1,280,830	0
Richard J. Kerr	13,122,047	15,064,593	332,926	0
Stephen W. Porter	3,803,650	15,064,593	9,651,323	0
Paul G. Stern	13,212,155	15,064,593	242,818	0

At the Annual Meeting, our stockholders also approved the adoption of our 2006 Management Incentive Plan. The following table states the votes cast for and against the approval of the adoption of our 2006 Management Incentive Plan, as well as the number of abstentions with respect to the approval of the adoption of our 2006 Management Incentive Plan. There were no broker non-votes for this matter.

For		Against		Abstain
Class A	Class B	Class A	Class B
3,772,016	15,064,593	9,669,253	0	13,704

At the Annual Meeting, our stockholders also ratified the appointment of Deloitte & Touche LLP to serve as our independent registered public accounting firm for the fiscal year ending December 31, 2006. The following table states the votes cast for and against the ratification of the appointment of Deloitte & Touche LLP, as well as the number of abstentions with respect to the ratification of the appointment of Deloitte & Touche LLP. There were no broker non-votes on this matter.

For		Against		Abstain
Class A	Class B	Class A	Class B
13,326,234	15,064,593	124,575	0	4,164

Item 6. Exhibits

Exhibits required by Item 601 of Regulation S-K:

The following lists certain exhibits either filed herewith or filed with the SEC during the fiscal quarter ended June 30, 2006.

Exhibit No.	Description
31.1 ‡	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.
31.2 ‡	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.
32 ‡	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended.

‡	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MANTECH INTERNATIONAL CORPORATION

Date: August 7, 2006	By:	/s/ GEORGE J. PEDERSEN
	Name:	George J. Pedersen
	Title:	Chairman of the Board of Directors and Chief Executive Officer

Date: August 7, 2006	By:	/s/ KEVIN M. PHILLIPS
	Name:	Kevin M. Phillips
	Title:	Chief Financial Officer