Form 10-Q
period 2006-09-30
MANTECH INTERNATIONAL CORP
filed 2006-11-06
CIK 892537

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

or

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

As of November 1, 2006, there were issued and outstanding 18,656,257 shares of our Class A Common Stock and 15,063,043 shares of our Class B Common Stock.

MANTECH INTERNATIONAL CORPORATION

FORM 10-Q

FOR THE QUARTER ENDED September 30, 2006

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

MANTECH INTERNATIONAL CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in Thousands)

	(unaudited)
	September 30, 2006	December 31, 2005
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$47,337	$5,662
Receivables—net	205,737	239,676
Prepaid expenses and other	13,799	7,393
Assets of operations held for sale	6,171	4,831

Total current assets	273,044	257,562
Property and equipment—net	12,746	11,713
Goodwill	227,747	227,747
Other intangibles—net	34,434	35,602
Employee supplemental savings plan assets	13,761	11,902
Other assets	10,030	11,459

TOTAL ASSETS	$571,762	$555,985

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of debt	$42	$42,502
Accounts payable and accrued expenses	61,233	57,933
Accrued salaries and related expenses	42,059	41,428
Deferred income taxes—current	—	663
Billings in excess of revenue earned	5,036	6,611
Liabilities of operations held for sale	3,833	4,978

Total current liabilities	112,203	154,115
Debt—net of current portion	—	21
Accrued retirement	15,397	13,054
Other long-term liabilities	3,295	3,282
Deferred income taxes—non-current	8,232	6,920

TOTAL LIABILITIES	139,127	177,392

COMMITMENTS AND CONTINGENCIES	—	—

STOCKHOLDERS’ EQUITY:
Common stock, Class A—$0.01 par value; 150,000,000 shares authorized; 18,619,453 and 18,016,328 shares issued and outstanding at September 30, 2006 and December 31, 2005, respectively.	186	180
Common stock, Class B—$0.01 par value; 50,000,000 shares authorized; 15,063,593 and 15,065,293 shares issued and outstanding at September 30, 2006 and December 31, 2005, respectively.	151	151
Additional paid in capital	252,612	233,360
Retained earnings	181,685	144,903
Unearned ESOP shares	(2,033)	—
Accumulated other comprehensive income (loss)	34	(1)
Deferred compensation	640	640
Shares held in grantor trust	(640)	(640)

TOTAL STOCKHOLDERS’ EQUITY	432,635	378,593

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$571,762	$555,985

See notes to condensed consolidated financial statements.

MANTECH INTERNATIONAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Dollars in Thousands Except Per Share Amounts)

	(unaudited)		(unaudited)
	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
REVENUES	$283,695	$262,431	$846,466	$719,300
COST OF SERVICES	235,539	216,260	702,225	592,130

GROSS PROFIT	48,156	46,171	144,241	127,170

COSTS AND EXPENSES:
General and administrative	22,951	22,327	69,731	62,510
Depreciation and amortization	2,191	2,008	6,327	5,147

Total costs and expenses	25,142	24,335	76,058	67,657

INCOME FROM CONTINUING OPERATIONS	23,014	21,836	68,183	59,513
Interest (expense), net	(291)	(1,120)	(1,684)	(1,956)
Equity in earnings of affiliates	—	157	—	435
Gain on disposal of an operation	—	—	—	3,698
Other income (expense), net	21	(52)	8	(228)

INCOME BEFORE PROVISION FOR INCOME TAXES AND MINORITY INTEREST	22,744	20,821	66,507	61,462
Provision for income taxes	(8,962)	(7,833)	(26,204)	(24,085)
Minority interest	—	(3)	—	(9)

INCOME FROM CONTINUING OPERATIONS—net of taxes	13,782	12,985	40,303	37,368
(Loss) from discontinued operations—net of taxes	(1,092)	(1,298)	(3,521)	(3,612)

NET INCOME	$12,690	$11,687	$36,782	$33,756

BASIC EARNINGS (LOSS) PER SHARE:
Income from continuing operations—net of taxes	$0.41	$0.39	$1.21	$1.14
(Loss) from discontinued operations—net of taxes	(0.03)	(0.04)	(0.11)	(0.11)

Basic earnings per share	$0.38	$0.35	$1.10	$1.03

Weighted average common shares outstanding	33,598,476	32,955,258	33,389,961	32,753,215

DILUTED EARNINGS (LOSS) PER SHARE:
Income from continuing operations—net of taxes	$0.41	$0.39	$1.19	$1.12
(Loss) from discontinued operations—net of taxes	(0.04)	(0.04)	(0.10)	(0.10)

Diluted earnings per share	$0.37	$0.35	$1.09	$1.02

Weighted average common shares outstanding	33,969,810	33,477,813	33,808,125	33,221,562

See notes to condensed consolidated financial statements.

MANTECH INTERNATIONAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in Thousands)

	(unaudited)		(unaudited)
	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
NET INCOME	$12,690	$11,687	$36,782	$33,756
OTHER COMPREHENSIVE INCOME (LOSS):
Cash flow hedge	—	134	—	470
Translation adjustments	13	(8)	35	(294)

Total other comprehensive income	13	126	35	176

COMPREHENSIVE INCOME	$12,703	$11,813	$36,817	$33,932

See notes to condensed consolidated financial statements.

MANTECH INTERNATIONAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in Thousands)

	(unaudited) Nine months ended September 30,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$36,782	$33,756
Adjustments to reconcile net income to net cash used in operating activities:
Equity in earnings of affiliates	—	(435)
Decrease in deferred income taxes	(2,278)	(2,210)
Stock-based compensation	4,095	18
Tax benefit from the exercise of stock options for 2005	—	1,872
Depreciation and amortization	7,259	6,357
Gain on disposal of an operation	—	(3,698)
Loss from discontinued operations	3,521	3,612
Changes in assets and liabilities-net of effects from acquired, disposed, and discontinued businesses:
Receivables—net	33,939	(23,587)
Prepaid expenses and other	(3,478)	277
Accounts payable and accrued expenses	3,300	2,940
Accrued salaries and related expenses	631	1,220
Billings in excess of revenue earned	(1,575)	3,385
Accrued retirement	2,343	(1,100)
Dividends from Vosper-Mantech Limited	—	357
Other	(1,513)	1,108

Net cash flows from continuing operations	83,026	23,872
Net cash flows from discontinued operations	(5,881)	14,137

Net cash flows from operating activities	77,145	38,009

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(3,582)	(5,198)
Investment in capitalized software for internal use	(2,126)	(1,617)
Acquisition of businesses, net of cash acquired	—	(106,638)
Proceeds from disposal of an operation	—	7,000

Net investing cash flows from continuing operations	(5,708)	(106,453)
Net investing cash flows from discontinued operations	(125)	(355)

Net cash flows from investing activities	(5,833)	(106,808)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	10,255	9,201
Tax benefit from the exercise of stock options for 2006	2,589	—
Repayment of debt	(79)	(60)
Net (decrease) increase in borrowings under line of credit	(42,402)	50,000

Net cash flows from financing activities	(29,637)	59,141

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	41,675	(9,658)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	5,662	22,946

CASH AND CASH EQUIVALENTS, END OF PERIOD	$47,337	$13,288

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for income taxes	$23,490	$23,777

Cash paid for interest	$2,181	$2,478

Non-cash financing activities:
ESOP contributions	$2,319	$481

See notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2006

UNAUDITED

1. Introduction and Overview

ManTech International Corporation (depending on the circumstances, “ManTech” “we” “our” “ours” or “us”) is a leading provider of innovative technologies and solutions for mission-critical national security programs for the Intelligence Community; the Departments of Defense, State, Homeland Security and Justice; the Space Community; and other federal government agencies. Our expertise includes systems engineering, systems integration, software development, enterprise security architecture, information assurance, intelligence operations support, network and critical infrastructure protection, information technology, communications integration and engineering support. With nearly 5,800 qualified employees, we operate in the United States and over 40 countries worldwide.

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

3. Earnings Per Share

Basic earnings per share have been computed by dividing net income by the weighted average number of common shares outstanding during each period. Shares issued during the period and shares re-acquired during the period, if any, are weighted for the portion of the period for which they were outstanding. Diluted earnings per share have been computed in a manner consistent with that of basic earnings per share, while giving effect to all potentially dilutive common shares that were outstanding during each period. The weighted average number of common shares outstanding is computed as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Basic weighted average common shares outstanding	33,598,476	32,955,258	33,389,961	32,753,215
Effect of potential exercise of stock options	371,334	522,555	418,164	468,347

Diluted weighted average common shares outstanding	33,969,810	33,477,813	33,808,125	33,221,562

For the three months ended September 30, 2006 and 2005, options to purchase 719,857 and 1,304 shares, respectively, weighted for the portion of the period for which they were outstanding, were outstanding but not included in the computation of diluted earnings per share because the options’ effect would have been anti-dilutive. For the nine months ended September 30, 2006 and 2005, options to purchase 560,697 and 45,077 shares, respectively, weighted for the portion of the period for which they were outstanding, were outstanding but not included in the computation of diluted earnings per share because the options’ effect would have been anti-dilutive. For the nine months ended September 30, 2006 and September 30, 2005, shares issued from the exercise of stock options were 527,795 and 523,607, respectively.

4. Stock-Based Compensation

Stock Option Plan— In June 2006, the Company’s stockholders approved our 2006 Management Incentive Plan (the Plan), which was designed to enable us to attract, retain and motivate key employees. The Plan amended and restated the Company’s Management Incentive Plan that was approved by the Company’s stockholders prior to the initial public offering for 2002 (the 2002 Plan). In connection with the creation of the Plan, all options outstanding under the 2002 Plan and the ManTech International Corporation 1995 Long-Term Incentive Plan were assumed. Awards granted under the Plan are settled in shares of Class A common stock. At the beginning of each year, the Plan provides that the number of shares available for issuance automatically increases by an amount equal to one and one-half percent of the total number of shares of Class A and Class B common stock outstanding on December 31st of the previous year. On January 2, 2006, 496,224 shares were added to the Plan. The 2006 Plan authorizes the issuance of an additional 1,500,000 shares in addition to the shares authorized under the 2002 Plan. Through September 30, 2006, the aggregate number of shares of our common stock authorized for issuance under the Plan was 6,284,187. Through September 30, 2006, 1,599,813 shares of our Class A common stock have been issued as a result of the exercise of the options granted under the Plan. The Plan expires in June 2016.

The Plan is administered by the compensation committee of our board of directors, along with its delegates. Subject to the express provisions of the Plan, the committee has broad authority to administer and interpret the Plan, including the discretion to determine the exercise price, vesting schedule, contractual life and the number of shares to be issued.

We typically issue options that vest in three equal installments, beginning on the first anniversary of the date of grant. Prior to January 1, 2006, we issued options under the 2002 Plan that typically expired ten years after the date of grant. Under the terms of the Plan, the contractual life of the option grants may not exceed eight years. During the nine months ended September 30, 2006, we issued options that expire five years from the date of grant. The Company expects that it will continue to issue options that expire five years from the date of grant for the foreseeable future.

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

As a result of adopting SFAS No. 123R, income from continuing operations for the three and nine months ended September 30, 2006 was reduced $1.3 million and $4.0 million pre-tax, respectively. The after-tax effect of adoption for the three and nine months ended September 30, 2006 was a reduction in net income of $0.8 million and $2.4 million. Basic and diluted earnings per share for the three months ended September 30, 2006 were reduced by $0.02. Basic and diluted earnings per share for the nine months ended September 30, 2006 were reduced by $0.07 and $0.06, respectively.

Prior to the adoption of SFAS No. 123R, we reported tax benefits from the exercise of stock options as an operating cash flow in the consolidated statement of cash flows. In the period beginning January 1, 2006, excess tax benefits from the exercise of stock options are presented as a cash flow from financing activities. For the nine months ended September 30, 2006 and 2005, excess tax benefits from the exercise of stock options were $2.6 million and $1.9 million, respectively.

Stock Compensation Expense— We have elected to continue straight line amortization of stock-based compensation expense over the requisite service period. Prior to the adoption of SFAS No. 123R, we recognized the effect of forfeitures in our pro forma disclosures as they occurred. In accordance with the new standard, we have estimated forfeitures and are only recording expense on shares we expect to vest. For the three and nine months ended September 30, 2006, we recorded $1.4 million and $4.1 million of stock-based compensation cost as general and administrative expense in our statement of operations, respectively. Forfeitures have been estimated at 10%. No compensation expense of employee’s holding stock options, including stock compensation expense, was capitalized during the periods.

As of September 30, 2006, there was $8.3 million of unrecognized compensation cost related to share-based compensation arrangements that we expect to vest. In accordance with SFAS No. 123R, this cost will be fully amortized within three years, with over half of the total amortization being recognized over the next twelve months.

In prior periods, as permitted under Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation, we accounted for our stock-based compensation plan using the intrinsic value method under the recognition and measurement principles of APB Opinion No. 25. In accordance with the provisions of SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure, the following table illustrates the effect on net income and earnings per share if we had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation for the three and nine months ended September 30, 2005.

(in thousands)	Three Months Ended September 30, 2005	Nine Months Ended September 30, 2005
Net income, as reported	$11,687	$33,756
Add: stock-based compensation, included in net income as reported, net of related tax effects	4	13
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(710)	(2,226)

Pro forma net income	$10,981	$31,543

Earnings per share:
Basic — as reported	$0.35	$1.03
Basic — pro forma	$0.33	$0.96
Diluted — as reported	$0.35	$1.02
Diluted — pro forma	$0.33	$0.95

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

The following weighted-average assumptions were used for option grants during the nine months ended September 30, 2006:

Expected Volatility. The expected volatility of the options granted was estimated based upon historical volatility of the Company’s share price through weekly observations of the company’s trading history. The expected volatility factor used for the options granted during the nine months ended September 30, 2006 was 42.11%.

Expected Term. The expected term of options granted during the nine months ended September 30, 2006 was determined under the simplified calculation provided in the SEC’s Staff Accounting Bulletin No. 107 ((vesting term + original contractual term)/2). For all grants valued during the nine months ended September 30, 2006, the options had graded vesting over 3 years (33.3% of the options in each grant vest annually) and the contractual term was 5 years. Under this calculation, the expected life of our options granted during the nine months was 3.5 years.

Risk-free Interest Rate. The yield on zero-coupon U.S. Treasury strips was used to extrapolate a forward-yield curve. This “term structure” of future interest rates was then input into a numeric model to provide the equivalent risk-free rate to be used in the Black-Scholes model based on expected term of the underlying grants. The risk-free rate used in valuing options granted during the nine months ended September 30, 2006 was 4.68%.

Dividend Yield. The Black-Scholes valuation model requires an expected dividend yield as an input. We have not issued dividends in the past nor do we expect to issue dividends in the future. As such, the dividend yield used in our valuations for the nine months ended September 30, 2006 was zero.

Stock Option Activity— During the nine months ended September 30, 2006, we granted stock options to purchase 579,500 shares of class A common stock at a weighted-average exercise price of $30.30 per share, which reflects the fair market value of the shares on the date of grant. The weighted-average fair value of options granted during the nine months ended September 30, 2006, as determined under the Black-Scholes valuation model, was $11.04. These options vest in 3 equal installments over 3 years and have a contractual term of 5 years. Option grants that vested during the nine months ended September 30, 2006 had a combined fair value of $4.0 million.

The following table summarizes the stock option activity for the nine months ended September 30, 2006:

	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value (in thousands)
Shares under option, December 31, 2005	2,710,742	$20.38
Options granted	579,500	$30.30
Options exercised	(527,795)	$19.43	$6,937
Options cancelled and expired	(170,524)	$24.81

Shares under option, September 30, 2006	2,591,923	$20.86	$27,256

Options exercisable at September 30, 2006	1,103,956	$19.20	$15,244

The following table summarizes nonvested stock options for the nine months ended September 30, 2006:

	Number of Shares	Weighted Average Fair Value
Nonvested stock options at December 31, 2005	1,713,180	$6.96
Options granted	579,500	$11.04
Vested during period	(634,189)	$6.24
Options cancelled	(170,524)	$8.22

Nonvested shares under option, September 30, 2006	1,487,967	$8.71

Information concerning stock options outstanding and stock option exercisable at September 30, 2006:

Range of Exercise Prices	Options Outstanding	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price
$15.56 — 19.82	977,079	7.3	$16.68
$20.45 — 23.11	511,425	6.9	$22.00
$23.95 — 33.85	1,103,419	6.4	$27.87

	2,591,923

Range of Exercise Prices	Options Exercisable	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price
$15.56 — 19.82	641,408	7.1	$16.41
$20.45 — 23.11	317,476	6.7	$21.80
$23.95 — 33.85	145,072	8.4	$25.87

	1,103,956

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

The components of goodwill and other intangibles are as follows:

	September 30, 2006	December 31, 2005
Goodwill	$237,854	$237,854
Other intangibles	62,098	58,380

	299,952	296,234
Less: Accumulated amortization	(37,771)	(32,885)

	$262,181	$263,349

	September 30, 2006			December 31, 2005
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized intangible assets:
Contract rights	$37,230	$12,435	$24,795	$37,230	$9,875	$27,355
Capitalized software cost for sale	12,550	9,294	3,256	12,072	8,458	3,614
Capitalized software cost for internal use	12,318	5,935	6,383	9,078	4,445	4,633

	$62,098	$27,664	$34,434	$58,380	$22,778	$35,602

Aggregated amortization expense for the nine months ended September 30, 2006 and 2005 was $4.9 million and $4.0 million, respectively. We estimate that we will have the following amortization expense for the future periods indicated below (in thousands):

For the remaining three months ending December 31, 2006	$1,796
For the years ending December 31:
2007	$5,574
2008	$4,597
2009	$4,254
2010	$3,710
2011	$1,991

6. Business Segment and Geographic Area Information

We operate as one segment, delivering a broad array of information technology and technical services solutions under contracts with the U.S. government, state and local governments, and commercial customers. Our federal government customers typically exercise independent contracting authority, and even offices or divisions within an agency or department may directly, or through a prime contractor, use our services as a separate customer so long as that customer has independent decision-making and contracting authority within its organization. There were no sales to any customers within a single country (except for the United States) where the sales accounted for 10% or more of total revenue. We treat sales to U.S. government customers as sales within the United States regardless of where the services are performed. Substantially all assets of continuing operations were held in the United States for the periods ended September 30, 2006 and 2005. Revenues by geographic customer and the related percentages of total revenues for the periods ended September 30, 2006 and 2005, were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
United States	$281,026	$260,605	$838,881	$715,494
International	2,669	1,826	7,585	3,806

	$283,695	$262,431	$846,466	$719,300

United States	99.1%	99.3%	99.1%	99.5%
International	0.9%	0.7%	0.9%	0.5%

	100.0%	100.0%	100.0%	100.0%

During the three and nine months ended September 30, 2005, one contract in continuing operations, Regional Logistics Support to the Warfighter, exceeded 10% of our revenue. During the three months ended September 30, 2006, one contract in continuing operations, Countermine Support, exceeded 10% of our revenue and no contract exceeded 10% of our revenue for the nine months ended September 30, 2006. (in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2006	%	2005	%	2006	%	2005	%
Revenues from external customers:
Regional Logistics Support to the Warfighter	$16,926	6%	$32,185	12%	$71,638	8%	$80,544	11%
Countermine Support	36,548	13%	—	0%	63,865	8%	—	0%
All other contracts	230,221	81%	230,246	88%	710,963	84%	638,756	89%

ManTech Consolidated	$283,695	100%	$262,431	100%	$846,466	100%	$719,300	100%

Gross profit:
Regional Logistics Support to the Warfighter	$2,195	5%	$3,772	8%	$8,565	6%	$9,593	8%
Countermine Support	2,265	5%	—	0%	4,327	3%	—	0%
All other contracts	43,696	91%	42,399	92%	131,349	91%	117,577	92%

ManTech Consolidated	$48,156	100%	$46,171	100%	$144,241	100%	$127,170	100%

Receivables:
Regional Logistics Support to the Warfighter					$6,054	3%	$33,422	14%
Countermine Support					12,133	6%	—	0%
All other contracts					187,550	91%	202,589	86%

ManTech Consolidated					$205,737	100%	$236,011	100%

Disclosure items required under SFAS No. 131 including interest revenue, interest expense, depreciation and amortization, costs for stock-based compensation programs and expenditures for segment assets are not applicable as we review those items on a consolidated basis.

7. Revenues and Receivables

We deliver a broad array of information technology and technical services solutions under contracts with the U.S. government, state and local governments, and commercial customers. Revenues from the U.S. government under prime contracts and subcontracts were approximately 97.8% and 98.2% of our total revenue for the nine months ended September 30, 2006 and 2005, respectively. The components of contract receivables are as follows:

	September 30, 2006	December 31, 2005
Billed receivables	$181,901	$204,793
Unbilled receivables:
Amounts billable	20,615	30,221
Revenues recorded in excess of estimated contract value or funding	2,791	4,100
Revenues recorded in excess of milestone billings on fixed price contracts	4,427	3,737
Retainage	2,064	1,935
Allowance for doubtful accounts	(6,061)	(5,110)

	$205,737	$239,676

Amounts billable consist principally of amounts to be billed within the next month. Revenues recorded in excess of contract value or funding are billable upon receipt of contractual amendments or other modifications. Revenues recorded in excess of milestone billings on fixed price contracts consist of amounts not expected to be billed within the next month. The retainage is billable upon completion of DCAA audit. At September 30, 2006, the amount of receivables that we expect to collect after one year is $6.1 million.

8. Commitments and Contingencies

Payments to us on cost-reimbursable contracts with the U.S. government are provisional payments subject to adjustment upon audit by the DCAA. The majority of audits through 2002 and 2003 have been completed and resulted in no material adjustments. The audits for 2002 through 2005 are not expected to have a material effect on the results of future operations.

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

The purchase price for the acquisition was $101.8 million in cash, which included transaction costs of $0.3 million. The purchase price included the full payment of Gray Hawk’s outstanding debt, repurchase of employee stock options by Gray Hawk, transaction costs and other related transaction expenses. Pursuant to the Merger Agreement, and as security for the Gray Hawk shareholders’ indemnification obligations, an escrow account in an amount equal to 10% of the adjusted purchase price was established to be used in satisfying certain indemnification obligations of the shareholders of Gray Hawk. As of September 30, 2006, all but $0.3 million has been disbursed. Of the disbursed escrow amount, $0.1 million was paid to the Company with the balance going to Gray Hawk Shareholders. Assuming we continue to produce adequate levels of taxable income, $72.9 million of the $75.4 in goodwill will be deducted for tax purposes over 15 years.

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

Pro Forma Financial Information

The unaudited financial information in the table below summarizes the combined results of operations of ManTech and Gray Hawk, on a pro forma basis, as though the companies had been combined as of the beginning of each of the periods presented. The pro forma financial information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the Acquisition and borrowings under our Credit Agreement (see Note 10) had taken place at the beginning of each of the periods presented. The pro forma financial information for September 30, 2005 includes the business combination accounting effect on historical ManTech for amortization charges from acquired intangible assets, interest expense at our current level of debt, and the related tax effects.

The unaudited pro forma financial information for the nine months ended September 30, 2005 combines the historical results for ManTech and Gray Hawk for those periods. The financial information for the nine months ended September 30, 2006 is as reported in our consolidated statements of income (in thousands).

	Nine Months Ended September 30,
	2006 (a)	2005
Revenue	$846,466	$750,225
Income from continuing operations-net of taxes	$40,303	$37,334
Net Income	$36,782	$33,722
Diluted earnings per share	$1.09	$1.02

(a)	As reported

10. Debt

We currently have a Credit and Security Agreement with Citizens Bank of Pennsylvania. The agreement initially provides for a $125 million credit facility that can be increased to $200 million. The maturity date of the agreement is February 25, 2009. Under the agreement, we are required to maintain specified financial covenants relating to asset coverage, fixed charge coverage, and debt coverage. The agreement also places limitations on additional borrowings, mergers, and related-party transactions, payment of dividends, and contains limitations with respect to capital expenditures. Borrowings under the agreement are collateralized by our assets and bear interest at the London Inter-Bank Offer Rate (LIBOR), or the lender’s base rate, plus market-rate spreads that are determined based on a company leverage ratio calculation. As of September 30, 2006, we were in compliance with all covenants under the credit facility.

We had $0 and $42.4 million outstanding on our credit facility at September 30, 2006 and December 31, 2005, respectively. The maximum available borrowing under the credit facility at September 30, 2006 was $123.4 million. As of September 30, 2006, we were contingently liable under letters of credit totaling $1.6 million, which reduces our availability to borrow under our credit facility.

11. Discontinued Operations

The Condensed Consolidated Financial Statements and related note disclosures reflect the ManTech MSM Security Services, Inc. (MSM) subsidiary as “Long-Lived Assets to Be Disposed Of by Sale” for all periods presented in accordance with SFAS No. 144—Accounting for the Impairment or Disposal of Long-Lived Assets. As such, MSM is classified as held for sale in the consolidated balance sheets and discontinued operations, net of applicable income taxes in the consolidated statements of income.

In 2005, we reached a final corporate determination to exit the personnel security investigation services business and discontinue operations at our MSM subsidiary. We reached the determination to sell our MSM subsidiary after we concluded that the MSM business no longer furthered our long-term strategic objectives. We intend to sell MSM as a going-concern and we are in continuing discussions with potential buyers. However, the sale has been delayed due to lower than expected results on a contract. This contract was expected to ramp up beginning in 2005 and provide considerable monthly revenues and profits for MSM. The level of anticipated growth did not occur. In July 2006, the customer procured new contracts for future work and MSM did not receive one of the new contracts. In addition, the customer determined that they would not exercise the follow on option periods on the existing contract. MSM has contracts with other customers and has recently received increased work on a continuing contract with one of these customers. We continue to market MSM and we believe there are potential buyers still interested in the acquisition of MSM and we are having continuing communications with such parties. We expect to complete a sale of MSM by the end of 2006. At December 31, 2005, we recorded a loss accrual of $3.6 million on the valuation of these assets based on nonbinding offers received from potential buyers in early 2006. The loss accrual reflects the write-off of intangible assets including goodwill, net of taxes. The loss also reflects a valuation allowance of $1.3 million for deferred state income tax assets related to net operating losses carried forward, which are not expected to be realized.

The following discloses the results of the discontinued operations of MSM for the three and nine months ended September 30, 2006 and 2005 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Revenue	$4,118	$1,570	$11,095	$5,173
Loss before taxes	$(1,807)	$(1,902)	$(5,825)	$(5,759)
Net Loss	$(1,092)	$(1,167)	$(3,521)	$(3,481)

The following is a summary of the assets and liabilities held for sale related to MSM at September 30, 2006 and December 31, 2005 (in thousands):

	September 30, 2006	December 31, 2005
Receivables, net	$3,524	$1,540
Prepaid expenses and other	69	67
Property and equipment	802	710
Other assets	1,430	2,029

Total Assets	$5,825	$4,346

Accounts payable and accrued expenses	$586	$963
Accrued salaries and related expenses	464	444
Billings in excess of revenue earned	2,711	3,410
Other liabilities	55	58

Total Liabilities	$3,816	$4,875

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

The following discloses the results of METI for the three and nine months ended September 30, 2005 (METI’s results for 2005 are through February 11th) (in thousands):

Nine Months Ended September 30,
2005
Revenue	$1,379
Income before taxes	$55
Net Income	$34

13. Financial Guarantees

Effective July 11, 2003, our lenders issued two letters of credit to Fianzas Guardiana Inbursa, S.A. (FGI) on behalf of GSE Systems, Inc (GSE). When the letters of credit were issued, we held an investment in GSE that was accounted for under the equity method. On October 21, 2003, we sold all of our equity interests in GSE to GP Strategies Corporation (GP Strategies) in exchange for a note with a principle amount of $5.3 million. The note from GP Strategies bears interest at 5.0% per annum and is payable quarterly in arrears. Each year during the term of the note, we have an option to convert up to 20% of the original principal amount of the note into common stock of GP Strategies, but only in the event that GP Strategies’ common stock is trading at $10 per share or more. As of September 30, 2006, we have not converted any of the principal to GP Strategies’ common stock.

During 2006, George J. Pedersen, our Chairman and Chief Executive Officer, beneficially owned shares and options of GSE stock representing less than 5% of GSE. In 2006, Mr. Pedersen served on GSE’s board of directors and compensation committee.

The first letter of credit in support of an advance payment bond of approximately $1.8 million, issued by FGI to a customer of GSE’s power business was cancelled in March of 2005. The second letter of credit, which was in support of a performance bond of approximately $1.3 million issued by FGI to the same customer, was cancelled in August 2006. In exchange for issuing the letters of credit, we received 100,000 warrants to purchase GSE’s common stock at the market price of GSE’s common stock as of the close of business on July 8, 2003, and received a 7% annual fee, payable on a quarterly basis, calculated on the total amount of the then-existing value of the letters of credit.

14. Subsequent Events

On October 5, 2006, we completed the acquisition of all outstanding shares of GRS Solutions, Inc. (GRS) for $18.0 million in cash, subject to adjustment upon finalizing the closing balance sheet and certain shareholder indemnification obligations. The source of funds for the acquisition was our available cash.

GRS is a privately held company headquartered in Falls Church, VA providing specialized technical, operational and analytical services to the Intelligence Community. The acquisition improves our strategic position within the intelligence community and strengthens our capabilities in supporting counterterrorism/counterintelligence missions around the world. For its fiscal year ended September 30, 2006, GRS had revenues of approximately $10.0 million.

The initial purchase price was $18.0 million. As security for the GRS shareholders’ indemnification obligations, an escrow account in an amount of $1.8 million was established to be used in satisfying certain indemnification obligations of the shareholders of GRS. In addition, contingent consideration of $2.0 million based on a defined performance objective was met subsequent to the initial purchase. The purchase price and contingent consideration will be allocated to the underlying assets and liabilities based on their estimated fair values.

On October 31, 2006, we completed the sale of assets related to our NetWitness® business to the NetWitness Acquisition Corp. NetWitness® is a network forensics product used to analyze and model complex network traffic. The business consists of the software product, trademark, contracts, and a support staff of eleven people. The financial terms of the arrangement include a cash payment of $2.0 million and an equity stake of less than 5% in the NetWitness Acquisition Corp.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction and Overview

We are a leading provider of innovative technologies and solutions for mission-critical national security programs for the Intelligence Community; the Departments of Defense, State, Homeland Security and Justice; the Space Community; and other U.S. federal government agencies. Our expertise includes systems engineering, systems integration, software services, enterprise architecture, information assurance and security architecture, intelligence operations and analysis support, network and critical infrastructure protection, information operations and computer forensics, information technology, communications integration and engineering support. With nearly 5,800 highly qualified employees, we operate in the United States and over 40 countries worldwide.

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

Three Months Ended September 30, 2006 Compared to the Three Months Ended September 30, 2005

	Consolidated Statements of Operations
	Three Months Ended September 30,				Period to Period Change
	2006	2005	2006	2005	2005 to 2006
	Dollars		Percentages		Dollars	Percent
	(dollar amounts in thousands)
REVENUE	$283,695	$262,431	100.0%	100.0%	$21,264	08.1%
COST OF SERVICES	235,539	216,260	83.0%	82.4%	19,279	08.9%

GROSS PROFIT	48,156	46,171	17.0%	17.6%	1,985	04.3%

COSTS AND EXPENSES:
General & administration	22,951	22,327	08.1%	08.5%	624	02.8%
Depreciation & amortization	2,191	2,008	00.8%	00.8%	183	09.1%

Total costs and expenses:	25,142	24,335	08.9%	09.3%	807	03.3%

INCOME FROM CONTINUING OPERATIONS:	23,014	21,836	08.1%	08.3%	1,178	05.4%
Interest (expense), net	(291)	(1,120)	00.1%	00.4%	829	-74.0%
Equity in earnings of affiliates	—	157	00.0%	00.1%	(157)	-100.0%
Other income (expense), net	21	(52)	00.0%	00.0%	73	140.4%

INCOME BEFORE PROVISION FOR INCOME TAXES AND MINORITY INTEREST	22,744	20,821	08.0%	07.9%	1,923	09.2%
Provision for income taxes	(8,962)	(7,833)	03.2%	03.0%	(1,129)	14.4%
Minority interest	—	(3)	00.0%	00.0%	3	-100.0%

INCOME FROM CONTINUING OPERATIONS - net of taxes	13,782	12,985	04.9%	04.9%	797	06.1%
(Loss) income from discontinued operations-net of taxes	(1,092)	(1,298)	00.4%	00.5%	206	-15.9%

NET INCOME	$12,690	$11,687	04.5%	04.5%	$1,003	08.6%

Revenues

Revenues increased 8.1% to $283.7 million for the three months ended September 30, 2006, compared to $262.4 million for the same period in 2005. This increase is partially attributable to forward deployment support in Iraq and Afghanistan and increased work in the Intelligence Community. The loss of a Department of State contract as of June 30, 2006 slowed our growth in this quarter by approximately $7.3 million as compared to the same period in 2005.

Cost of services

Cost of services increased 8.9% to $235.5 million for the three months ended September 30, 2006, compared to $216.3 million for the same period in 2005. As a percentage of revenues, cost of services increased 0.6%, to 83.0% for the three months ended September 30, 2006 compared to 82.4% for the same period in 2005. The increase in costs of services is largely attributable to increased purchases of subcontractors and equipment and materials used in the performance of our contracts. Direct labor costs, which includes applicable fringe benefit and overhead, was down slightly quarter over quarter. This decrease was primarily due to a reduction in our employee benefit cost. As a percentage of revenues, direct labor costs decreased 3.8% to 43.8% for the three months ended September 30, 2006 compared to 47.6% for the same period in 2005 due primarily to the increase in cost and related revenue from subcontractors and equipment and materials. For the three months ended September 30, 2006, other direct costs increased by 21.7% over the same quarter in 2005, from $91.4 million to $111.2 million, which reflects the increase in purchases of subcontractors and equipment and materials, as noted above. As a percentage of revenues, other direct costs increased from 34.8% for the three months ended September 30, 2005 to 39.2% for the same period in 2006.

Gross profit

Gross profit increased 4.3% to $48.2 million for the three months ended September 30, 2006, compared to $46.2 million for the same period in 2005. Gross profit margin was 17.0% for the three months ended September 30, 2006, compared to 17.6% for the same period in 2005. The decrease in gross profit margin is primarily due to a less profitable mix of reimbursable items including subcontractors and material purchases which increased cost of services as a percentage of revenue.

General and administrative

General and administrative expenses increased 2.8% to $23.0 million for the three months ended September 30, 2006, compared to $22.3 million for the same period in 2005. As a percentage of revenues, general and administrative expenses decreased to 8.1% from 8.5% for the three months ended September 30, 2006 and 2005, respectively. The increase in expense during the three months ended September 30, 2006 resulted primarily from the adoption of SFAS No. 123R. This increase was partially offset by a decrease in bid and proposal spending. Bid and proposal spending was higher in 2005 due to several key contracts being recompeted. Under SFAS No. 123R, share-based payments not fully vested as of January 1, 2006 and those granted after January 1, 2006 are measured at estimated fair value and included as compensation expense over the periods service is provided. For the three months ended September 30, 2006, we recognized $1.3 million in compensation costs in accordance with SFAS No. 123R. Excluding the impact of SFAS No. 123R, general and administrative expense as a percentage of revenue was 7.6% for the three months ended September 30, 2006. The lower percentage reflects management’s efforts to improve operating efficiency even though revenues increased by 8.1%.

Depreciation and amortization

Depreciation and amortization expense increased 9.1% to $2.2 million for the three months ended September 30, 2006, compared to $2.0 million for the same period in 2005. The increase was primarily due to the additional amortization of intangibles and an increase in leasehold improvements related to new office space and general improvements.

Interest expense, net

Interest expense, net decreased 74.0% to $0.3 million for the three months ended September 30, 2006, compared with $1.1 million for the same period in 2005. The decrease in interest expense, net is a result of paying off our line of credit and higher interest income due to increased cash on hand for the period ended September 30, 2006. The average levels of indebtedness were approximately $29.6 million and $81.0 million, in the three months ended September 30, 2006 and 2005, respectively. The higher average level of indebtedness in 2005 was due to our acquisition of Gray Hawk in May 2005. As we intend to use our credit facility to finance our acquisition strategy, interest expense levels could increase with the acquisition of other operations.

Net income

Net income increased 8.6% to $12.7 million for the three months ended September 30, 2006, compared to $11.7 million for the same period in 2005. The increase is a result of higher revenue, increased income from continuing operations and reduced interest expense, net. Our losses in discontinued operations decreased due to higher revenue from increased case completion at our MSM subsidiary. Our effective tax rate for the three months ended September 30, 2006 and 2005 was 39.4% and 37.6%, respectively.

Nine Months Ended September 30, 2006 Compared to the Nine Months Ended September 30, 2005

	Consolidated Statements of Operations
	Nine Months Ended September 30,				Period to Period Change
	2006	2005	2006	2005	2005 to 2006
	Dollars		Percentages		Dollars	Percent
	(dollar amounts in thousands)
REVENUE	$846,466	$719,300	100.0%	100.0%	$127,166	17.7%
COST OF SERVICES	702,225	592,130	83.0%	82.3%	110,095	18.6%

GROSS PROFIT	144,241	127,170	17.0%	17.7%	17,071	13.4%

COSTS AND EXPENSES:
General & Administration	69,731	62,510	08.2%	08.7%	7,221	11.6%
Depreciation & amortization	6,327	5,147	00.7%	00.7%	1,180	22.9%

Total costs and expenses:	76,058	67,657	09.0%	09.4%	8,401	12.4%

INCOME FROM CONTINUING OPERATIONS:	68,183	59,513	08.1%	08.3%	8,670	14.6%
Interest (expense), net	(1,684)	(1,956)	00.2%	00.3%	272	-13.9%
Equity in earnings of affiliates	—	435	00.0%	00.1%	(435)	-100.0%
Gain on disposal of an operation	—	3,698	00.0%	00.5%	(3,698)	-100.0%
Other income (expense), net	8	(228)	00.0%	00.0%	236	103.5%

INCOME BEFORE PROVISION FOR INCOME TAXES AND MINORITY INTEREST	66,507	61,462	07.9%	08.5%	5,045	08.2%
Provision for income taxes	(26,204)	(24,085)	03.1%	03.3%	(2,119)	08.8%
Minority interest	—	(9)	00.0%	00.0%	9	-100.0%

INCOME FROM CONTINUING OPERATIONS - net of taxes	40,303	37,368	04.8%	05.2%	2,935	07.9%
(Loss) income from discontinued operations-net of taxes	(3,521)	(3,612)	00.4%	00.5%	91	-02.5%

NET INCOME	$36,782	$33,756	04.3%	04.7%	$3,026	09.0%

Revenues

Revenues increased 17.7% to $846.5 million for the nine months ended September 30, 2006, compared to $719.3 million for the same period in 2005. This increase is partially attributable to forward deployment support in Iraq and Afghanistan and increased work in the Intelligence Community. Also contributing to the increase was three full quarters of revenues from our acquisition of Gray Hawk Systems, Inc. (“Gray Hawk”) on May 31, 2005. Gray Hawk accounted for $37.6 million of our increase in revenue period over period.

Cost of services

Cost of services increased 18.6% to $702.2 million for the nine months ended September 30, 2006, compared to $592.1 million for the same period in 2005. As a percentage of revenues, cost of services increased 0.7%, to 83.0% for the nine months ended September 30, 2006 compared to 82.3% for the same period in 2005. This increase was due to larger purchases of equipment and materials directly for contracts and the use of subcontractors in support of our contracts. Direct labor costs, which include applicable fringe benefits and overhead, increased by 11.3% primarily due to the addition of Gray Hawk and the growth of our business. As a percentage of revenues, direct labor costs decreased 2.6% to 45.6% for the nine months ended September 30, 2006 compared to 48.2% for the same period in 2005. For the nine months ended September 30, 2006, other direct costs increased by 28.9% over the same period in 2005, from $245.5 million to $316.5 million, which reflects the increase in purchases of subcontractors and equipment and materials, as noted above. As a percentage of revenues, other direct costs increased from 34.1% for the nine months ended September 30, 2005 to 37.4% for the same period in 2006.

Gross profit

Gross profit increased 13.4% to $144.2 million for the nine months ended September 30, 2006, compared to $127.2 million for the same period in 2005. Gross profit margin was 17.0% for the nine months ended September 30, 2006, compared to 17.7% for the same period in 2005. The decrease in gross profit margin is primarily due to a less profitable mix of reimbursable items including subcontractors and material purchases which increased cost of services as a percentage of revenue.

General and administrative

General and administrative expenses increased 11.6% to $69.7 million for the nine months ended September 30, 2006, compared to $62.5 million for the same period in 2005. As a percentage of revenues, general and administrative expenses decreased to 8.2% from 8.7% for the nine months ended September 30, 2006 and 2005, respectively. The increase in expense during the nine months resulted primarily from the adoption of SFAS No. 123R and the addition of Gray Hawk in May 2005. This increase was partially offset by a decrease in bid and proposal spending. Under SFAS No. 123R, share-based payments not fully vested as of January 1, 2006 and those granted in the nine months ended September 30, 2006 are measured at estimated fair value and included as compensation expense over the periods service is provided. For the nine months ended September 30, 2006, we recognized $4.0 million in compensation costs in accordance with SFAS No. 123R. Excluding the impact of SFAS No. 123R, general and administrative expense as a percentage of revenue was 7.8% for the nine months ended September 30, 2006. The lower percentage reflects management’s efforts to improve operating efficiency even though revenues increased by 17.7%.

Depreciation and amortization

Depreciation and amortization expense increased 22.9% to $6.3 million for the nine months ended September 30, 2006, compared to $5.1 million for the same period in 2005. The increase was primarily due to the additional amortization of intangibles from the Gray Hawk acquisition and an increase in leasehold improvements related to new office space and general improvements.

Interest expense, net

Interest expense, net decreased 13.9% to $1.7 million for the nine months ended September 30, 2006, compared with $2.0 million for the same period in 2005. The decrease in interest expense is a result of decreased borrowing under our credit facility in 2006. The higher level of indebtedness in 2005 was due to our acquisition of Gray Hawk Systems in May 2005. As we intend to use our credit facility to finance our acquisition strategy, interest expense levels could increase with the acquisition of other operations.

Gain on disposal of an operation

On February 11, 2005, we sold our Mantech Environmental Technology, Inc (“METI”) subsidiary to Alion Science and Technology Corporation. The sale generated a pre-tax gain of $3.7 million in 2005. For additional information see “Gain on Disposal of an Operation,” below.

Net income

Net income increased 9.0% to $36.8 million for the nine months ended September 30, 2006, compared to $33.8 million for the same period in 2005. The increase is a result of higher revenue and increased income from continuing operations. In addition, we recorded a $1.8 million after-tax gain recorded in 2005 on the sale of METI. Our effective tax rate for the nine months ended September 30, 2006 and 2005 was 39.4% and 39.2%, respectively.

Backlog

At September 30, 2006 and December 31, 2005, our backlog was $2.7 billion and $2.3 billion, respectively, of which $504 million and $467 million, respectively, was funded backlog. At September 30, 2005, our backlog was $1.9 billion, of which $439 million was funded backlog. Backlog and funded backlog represent estimates that we calculate on a consistent basis. Additional information on how we determine backlog is included in our annual report on Form 10-K for the fiscal year ended December 31, 2005, previously filed with the SEC. The increase in backlog was primarily attributable to the award for work currently under the Regional Support of the War fighter contract listed in footnote 6 of the financial statements.

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

Liquidity and Capital Resources

Our primary liquidity needs are the financing of working capital, capital expenditures and acquisitions. Our primary source of liquidity is cash provided by operations and our $125.0 million revolving credit facility. At September 30, 2006, we did not have an outstanding balance under our credit facility. At September 30, 2006, we were contingently liable under letters of credit totaling $1.6 million, which reduces our ability to borrow under our credit facility. The maximum available borrowing under our credit facility at September 30, 2006 was $123.4 million. Generally, cash provided by operating activities is adequate to fund our operations. Due to fluctuations in our cash flows and the growth in our operations, it is necessary from time to time to increase borrowings under our credit facility to meet cash demands. In the future, we may borrow greater amounts in order to finance acquisitions or new contract start ups.

Net cash flows from operating activities

	Nine months ended September 30,
(in thousands)	2006	2005
Cash provided by operating activities from continuing operations:	$83,026	$23,872
Cash (used) provided by discontinued operations:	(5,881)	14,137

Cash provided by operating activities:	$77,145	$38,009

Cash provided by operating activities for the nine months ended September 30, 2006 was $77.1 million, compared to $38.0 million provided by operating activities for the nine months ended September 30, 2005. The increase in cash provided in 2006 was primarily due to the significant collections of receivables. The significant collections were the results of a very focused effort by management. In addition, net cash flows from operating activities was impacted by the adoption of SFAS No. 123R, which required the reclassification of excess tax benefits from the exercise of stock options from operating cash flows to financing cash flows. For the nine months ended September 30, 2005, discontinued operations provided $14.1 million of cash inflow verses a net use of cash of $5.9 million for the nine months ended September 30, 2006. Net cash inflow from discontinued operations in 2005 was primarily due to collections on our Defense Security Services contract of $16.4 million.

Net cash flows from investing activities

	Nine months ended September 30,
(in thousands)	2006	2005
Cash used in investing activities from continuing operations:	$(5,708)	$(106,453)
Cash used in investing activities from discontinued operations:	(125)	(355)

Cash used in investing activities:	$(5,833)	$(106,808)

Cash used in investing activities was $5.8 million for the nine months ended September 30, 2006, compared to a cash outflow of $106.8 million for the same period in 2005. The cash outflow in 2006 is primarily the result of investments in property, plant, and equipment and internal-use software. For the same period in 2005, the cash outflow is primarily due to the acquisition of Gray Hawk in May of 2005 for $101.2 million, net of cash acquired and final earnout payments related to our acquisition of IDS in 2003.

Subsequent to September 30, 2006, we acquired GRS Solutions, Inc for an initial purchase price of $18.0 million in cash on October 5, 2006. In addition, on October 31, 2006 we sold assets related to our NetWitness® business for $2.0 million in cash. For additional information, see Note 14 Subsequent Events in our condensed consolidated financial statements.

Net cash flows from financing activities

	Nine months ended September 30,
(in thousands)	2006	2005
Cash (used) provided by financing activities:	$(29,637)	$59,141

Cash used in financing activities was $29.6 million for the nine months ended September 30, 2006, compared to cash provided by financing activities of $59.1 million for the nine months ended September 30, 2005. The net cash used in the first nine months of 2006 resulted primarily from paying down our line of credit with cash provided from operations, $42.4 million, offset by cash inflows from the exercise of stock options of $10.3 million and the impact of SFAS No. 123R. SFAS 123R requires that excess tax benefits be shown as a cash inflow from financing activities. The net cash provided in the nine months ended September 30, 2005 resulted from proceeds from the exercise of stock options of $9.2 million and use of our line of credit of $50.0 million to finance our acquisition of Gray Hawk.

Credit Agreement

We currently have a Credit and Security Agreement with Citizens Bank of Pennsylvania. The agreement initially provides for a $125.0 million credit facility that can be increased to $200.0 million. The maturity date of the agreement is February 25, 2009. Under the agreement, we are required to maintain specified financial covenants relating to asset coverage, fixed charge coverage, and debt coverage. The agreement also places limitations on additional borrowings, mergers, and related-party transactions, payment of dividends, and contains limitations with respect to capital expenditures. Borrowings under the agreement are collateralized by our assets and bear interest at the London Interbank Offered Rate (LIBOR), or the lender’s base rate, plus market-rate spreads that are determined based on a company leverage ratio calculation. As of September 30, 2006, we were in compliance with all material covenants under the credit facility.

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

Off-Balance Sheet Arrangements

Effective June 20, 2003, our lenders issued two letters of credit to Fianzas Guardiana Inbursa, S.A. (FGI) on behalf of GSE Systems, Inc. (GSE). As discussed in note 13 to our consolidated financial statements, prior to the sale of these investments on October 21, 2003, we held common and preferred stock in GSE and accounted for this investment using the equity method.

The first letter of credit, which was cancelled in March 2005, was in support of an advance payment bond of approximately $1.8 million, issued by FGI to a customer of GSE’s power business and had a term of 30 months. The second letter of credit, which was in support of a performance bond of approximately $1.3 million issued by FGI to the same customer, was cancelled in August 2006. In exchange for issuing the letters of credit, we received 100,000 warrants to purchase GSE’s common stock at the market price of GSE’s common stock as of the close of business on July 8, 2003, and received a 7% annual fee, payable on a quarterly basis, calculated on the total amount of the then-existing value of the letters of credit.

During 2006, George J. Pedersen, our Chairman of the Board and Chief Executive Officer, beneficially owned shares and options of GSE stock representing less than 5% of GSE. In 2006, Mr. Pedersen served on GSE’s board of directors and compensation committee.

Gain on Disposal of an Operation

On February 11, 2005, we sold our METI subsidiary to another company, Alion Science and Technology Corporation. METI performs research and development in the fields of environmental and life sciences for the Environmental Protection Agency, the National Cancer Institute, the U.S. Air Force, and other federal government agencies. The financial terms of the arrangement included an all cash payment of $7 million, which resulted in a pre-tax gain of approximately $3.7 million net of selling cost in the nine months ended September 30, 2005. Although we have sold METI, we continue to provide professional services in the environmental area for various federal government agencies.

Discontinued Operations

The Condensed Consolidated Financial Statements and related note disclosures reflect the ManTech MSM Security Services, Inc. (MSM) subsidiary as “Long-Lived Assets to Be Disposed Of by Sale” for all periods presented in accordance with SFAS No. 144—Accounting for the Impairment or Disposal of Long-Lived Assets. As such, MSM is classified as held for sale in the consolidated balance sheets and discontinued operations, net of applicable income taxes in the consolidated statements of income.

In 2005, we reached a final corporate determination to exit the personnel security investigation services business and discontinue operations at our MSM subsidiary. We reached the determination to sell our MSM subsidiary after we concluded that the MSM business no longer furthered our long-term strategic objectives. We intend to sell MSM as a going-concern and we are in continuing discussions with potential buyers. However, the sale has been delayed due to lower than expected results on a contract. This contract was expected to ramp up beginning in 2005 and provide considerable monthly revenues and profits for MSM. The level of anticipated growth did not occur. In July 2006, the customer procured new contracts for future work and MSM did not receive one of the new contracts. In addition, the customer determined that they would not exercise the follow on option periods on the existing contract. MSM has contracts with other customers and has recently received considerable increased work on a continuing contract with one of these customers. We believe this trend of additional customer demand will continue into the near future. We continue to market MSM and we believe there are potential buyers still interested in the acquisition of MSM and we are having continuing communications with such parties. We expect to complete a sale of MSM by the end of 2006. At December 31, 2005, we recorded a loss accrual of $3.6 million on the valuation of these assets based on nonbinding offers received from potential buyers in early 2006. The loss accrual reflects the write-off of intangible assets including goodwill, net of taxes. The loss also reflects a valuation allowance of $1.3 million for deferred state income tax assets related to net operating losses carried forward, which are not expected to be realized.

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

In July 2006, the FASB issued Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109,” which clarifies the accounting for uncertainty in tax positions. FIN 48 seeks to reduce the diversity in accounting practices used in regards to uncertain tax positions by prescribing a recognition threshold and measurement criteria for benefits related to income taxes. The provisions of FIN 48 are effective for all reporting periods beginning after December 15, 2006. At this time, we are assessing the impact of the adoption of FIN 48 will have on our statement of financial position and statement of operations.

In September 2006, the FASB issued Statement No. 157 (“SFAS No. 157”), “Fair Value Measurements”, which addresses how companies should measure fair value when they are required to use a fair value measure for recognition or disclosure purposes under generally accepted accounting principles. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. At this time, we are assessing the impact of the adoption of SFAS No. 157 will have on our statement of financial position and statement of operations.

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

Although forward-looking statements in this Quarterly Report reflect the good faith judgment of management, such statements can only be based on facts and factors currently known by us. Consequently, forward-looking statements are inherently subject to risks and uncertainties, and actual results and outcomes may differ materially from the results and outcomes discussed in or anticipated by the forward-looking statements. We believe that it is important to communicate our future expectations to our investors. However, there may be events in the future that we are not able to predict accurately or control. Factors that could cause actual results to differ materially from the results we anticipate include, but are not limited to, the following:

•	adverse changes in U.S. government spending priorities;

•	failure to retain existing U.S. government contracts, win new contracts or win recompetes;

•	uncertainties specifically related to discontinued operations, including our ability to sell or dispose of our MSM operations on terms that are favorable to us, or at all;

•	adverse results of U.S. government audits of our government contracts;

•	adverse effect of contract consolidations;

•	adverse changes in our mix of contract types;

•	additional risks and costs associated with complying with new laws and regulations relating to corporate governance issues;

•	risk of contract performance or termination;

•	failure to obtain option awards, task orders or funding under contracts;

•	failure to successfully integrate recently acquired companies or businesses into our operations or to realize any accretive or synergistic effects from such acquisitions;

•	failure to identify, execute or effectively integrate future acquisitions;

•	risks associated with complex U.S. government procurement laws and regulations; and

•	competition.

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

Item 3. Quantitative and Qualitative Disclosure about Market Risk

Our exposure to market risk relates to changes in interest rates for borrowings under our senior term loan and revolving credit facility. These borrowings bear interest at variable rates. As of September 30, 2006, we had no borrowings outstanding under our revolving credit facility. A hypothetical 10% increase in interest rates would have increased our interest expense for the three months ended September 30, 2006 by less than $0.2 million.

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

Item 4. Controls and Procedures

As of September 30, 2006, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), management evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 of the Exchange Act. Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective, as of the end of the period covered by this report, such that the information relating to us that is required to be disclosed in our reports filed with the SEC (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

There were no changes in our internal control over financial reporting during the Company’s last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 6. Exhibits

Exhibits required by Item 601 of Regulation S-K:

The following lists certain exhibits either filed herewith or filed with the SEC during the fiscal quarter ended September 30, 2006.

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

MANTECH INTERNATIONAL CORPORATION

Date: November 6, 2006	By:	/s/ GEORGE J. PEDERSEN
	Name:	George J. Pedersen
	Title:	Chairman of the Board of Directors and Chief Executive Officer

Date: November 6, 2006	By:	/s/ KEVIN M. PHILLIPS
	Name:	Kevin M. Phillips
	Title:	Chief Financial Officer