Form 10-K
period 2006-12-31
MANTECH INTERNATIONAL CORP
filed 2007-03-09
CIK 892537

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10–K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

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

(703) 218-6000

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Class A Common Stock, Par Value $0.01 Per Share	Nasdaq Stock Market

Securities registered pursuant to Section 12(g) of the Act: None

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

The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2006 was $569,628,106 (based on the closing price of $30.86 per share on June 30, 2006, as reported by the Nasdaq National Market).

There were the following numbers of shares outstanding of each of the registrant’s classes of common stock as of February 28, 2007: ManTech International Corp. Class A Common Stock, $.01 par value per share, 19,279,991 shares; ManTech International Corp. Class B Common Stock, $.01 par value per share, 14,548,253 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the definitive Proxy Statement to be filed with the Securities Exchange Commission pursuant to Regulation 14A in connection with the registrant’s 2007 Annual Meeting of Stockholders, to be filed subsequent to the date hereof, are incorporated by reference into Part III (Items 10, 11, 12, 13 and 14) of this Annual Report on Form 10-K. Such definitive Proxy Statement will be filed with the Commission not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

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

Although forward-looking statements in this Annual Report reflect the good faith judgment of management, such statements can only be based on facts and factors currently known by us. Consequently, forward-looking statements are inherently subject to risks and uncertainties and actual results and outcomes may differ materially from the results and outcomes discussed in or anticipated by the forward-looking statements. We believe that it is important to communicate our future expectations to our investors. However, there may be events in the future that we are not able to predict accurately or control. The factors that could cause or contribute to such differences include, but are not limited to, those discussed in Item 1A. “Risk Factors” below, as well as those discussed elsewhere in this Annual Report. We urge you not to place undue reliance on these forward-looking statements, which speak only as of the date of this Annual Report. We undertake no obligation to revise or update any forward-looking statements in order to reflect any event or circumstance that may arise after the date of this Annual Report. We also suggest that you carefully review and consider the various disclosures made in this Annual Report that attempt to advise interested parties of the risks and factors that may affect our business, financial condition, results of operations and prospects.

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

Business Overview

ManTech is a leading provider of innovative technologies and solutions for mission-critical national security programs for the Intelligence Community, the Departments of Defense, State, Homeland Security, and Justice, and other U.S. federal government agencies. Our expertise includes engineering, systems integration, software services, enterprise architecture, information assurance and security architecture, intelligence operations and analysis support, network and critical infrastructure protection, information operations and computer forensics, information technology, communications integration and engineering support. With approximately 5,600 highly qualified employees, we operate in the United States and over 40 countries worldwide.

In 2006, we had revenues of $1,137.2 million, a 16.0% increase over our 2005 revenue of $980.3 million. We have grown substantially in the last five years, from revenues of $431.4 million at the end of 2001, just prior to our initial public offering (IPO) in February 2002, to our current levels today. We derive a substantial majority of our revenues from our customers in the Intelligence Community and the Department of Defense:

Fiscal Year	Percentage of Revenues from Intelligence Community and the Department of Defense
2006	95.2%
2005	94.9%
2004	91.6%

Our Intelligence Community and Department of Defense customers include the Office of the Secretary of Defense, the Department of State, the Department of Homeland Security, various intelligence agencies, federal intelligence and terrorism task forces, the U.S. Army, Navy, Air Force and Marine Corps and joint military commands. We also provide solutions to federal government civilian agencies, including the National Aeronautics and Space Administration (NASA), the Environmental Protection Agency (EPA), and the Department of the Interior as well as to state and local governments and commercial customers.

Industry Background

The federal government is the largest consumer of information technology services and solutions in the United States. We believe that the federal government’s spending on information technology will continue to increase in the next several years, driven by the expansion of national defense and homeland security programs, the continued need for sophisticated intelligence gathering and information sharing, increased reliance on technology service providers, due to shrinking ranks of government employee technical professionals, and the continuing impact of federal procurement reform and Office of Management and Budget mandates regarding IT spending. Federal government spending on information technology has consistently increased in each year since 1980. INPUT, an independent federal government market research firm, expects this trend to continue, with federal government spending on information technology forecast to increase from $63.3 billion in federal fiscal year 2006 to $80.5 billion in federal fiscal year 2011, representing an annual growth rate of 5.0%. Moreover, this data may not fully reflect government spending on classified intelligence programs, operational support services to our armed forces and complementary technical services, which include sophisticated systems engineering.

Across the National Security community, we see the following trends that will continue to drive increased spending and dependence on technology support contractors.

Increased Spending on Network Centric Warfare and Support to the Warfighter. The Department of Defense is the largest purchaser of information technology in the federal government. For government fiscal year 2007, the base Department of Defense budget for 2007 is approximately $435 billion. This same appropriations bill includes supplemental funding of $70 billion to the Department of Defense, with the Secretary of Defense preparing an additional request of over $93 billion to provide funding for the Global War on Terror and operations in Iraq and Afghanistan. For fiscal year 2008, the President has requested a budget of $481.4 billion, a 11% increase from fiscal year 2007. Additionally, the President has requested supplementals of over $140 billion for fiscal year 2008 used to support current ongoing operational efforts and the Global War on Terror. More specifically, the Operations & Maintenance portion of the budget request of $164.7 billion represents an over 15% increase from fiscal year 2007, and is the primary area of the budget from which ManTech’s funding is derived.

In 2006, the Department of Defense completed its Quadrennial Defense Review (QDR), which is published every four years, and provides the Department of Defense’s plans for future strategic direction, including procurement trends. According to a Department of Defense QDR summary, the QDR is aimed at emphasizing agility, flexibility, speed, responsiveness and pre-emptive military concepts, which all rely on information technology systems. The 2006 QDR also emphasizes the increasing importance of net-centric warfare, which involves enabling critical relationships between organizations and people to accelerate the speed of business processes, operational decision-making and subsequent actions. According to the QDR, net-centricity requires viewing information as an enterprise asset to be shared and as a weapon system to be protected. Finally, the QDR introduced the concept of the 21st Century Total Force, which explicitly highlights the contractor’s role in support of the Department of Defense in an integrated long-term context.

Increased Spending on Intelligence Gathering and Information Sharing. The emphasis on policy issues that affects irregular warfare, homeland defense, and combating the spread of weapons of mass destruction outlined in the QDR remain overarching guiding principles for current and out-year Department of Defense funding priorities. We believe intelligence agencies will increase demand for data and text mining solutions to enable them to extract, analyze, and present data gathered from the massive volumes of information available through open sources such as the Internet. This increased focus on national security, homeland security, and intelligence has also reinforced the need for interoperability among the many disparate information technology systems throughout the federal government. We believe the Department of Homeland Security and the intelligence agencies will continue to be interested in enterprise systems that enable better coordination and communication within and among agencies and departments.

Increasing Reliance on Technology Service Providers. The demand for technology service providers is expected to increase due to the need for federal agencies to maintain core operational functions while the available technical workforce shrinks. A January 2006 INPUT study estimates that approximately 45.0% of the federal government information technology workforce will be eligible to retire by 2008. Additionally, Gartner estimates that by 2010 over 70.0% of federal government employees will be eligible for regular or early retirement. Given the difficulty the federal government has experienced in hiring and retaining skilled technology personnel in recent years, we believe the federal government will need to rely heavily on technology service providers that have experience with government legacy systems, can sustain mission-critical operations and have the required government security clearances to deploy qualified personnel in classified environments.

Continuing Impact of Federal Procurement Reform. In recent years, federal agencies have had increased access to alternative choices of contract acquisition vehicles—such as indefinite delivery/indefinite quantity (ID/IQ) contracts, Government Wide Acquisition Contracts (GWACs), the General Services Administration (GSA) schedule and agency specific Blanket Purchase Agreements (BPAs). These choices have created a market-based environment in government procurement. The environment has increased contracting flexibility and provides government entities access to multiple channels to contractor services. Contractors’ successful past performance, as well as technical capabilities and management skills, remain critical elements of the award process. We believe the increased flexibility associated with the multiple channel access, such as ID/IQ contracts, GWACs, GSA schedule contracts and BPAs, will result in the continued utilization of these contracting vehicles in the future, and will facilitate access to service providers to meet the increased demand for, and delivery of, required services and solutions.

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

Our offerings fall into one or more of three basic categories: Secure Systems and Infrastructure Solutions; Information Technology Solutions; and Systems Engineering Solutions.

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

Information Assurance. We provide comprehensive lifecycle information assurance/security support services to the Department of State, the Department of Justice and agencies in the Intelligence Community. Our services include around the clock intrusion detection and network monitoring, cyber security incident response, network security design, architecture and engineering, certification and accreditation, information assurance training and awareness support, policy review and reporting, compliance auditing, and cyber threat analysis and vulnerability analysis. For example, we are responsible for full life-cycle support and management of classified and unclassified information and computer security systems for the U.S. Department of State’s 60,000+ users, operating in more than 350 locations worldwide.

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

For example, we operate regional support centers in the United States, Iraq, Afghanistan, Germany, Korea and elsewhere for intelligence, electronic warfare and related critical missions. We perform systems and network troubleshooting, maintenance, repair and installation, as well as integration and testing of electronic, electrical and mechanical equipment designed for vehicular, airborne and portable platforms. Our personnel stationed at these regional support centers have supported every major military deployment since 1990. Beginning with Desert Storm and currently for Iraqi Freedom, our personnel have provided Command, Control, Communications, Computers and Intelligence (C4I) systems operations and maintenance support to deployed units in hostile environments.

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

For example, in support of a customer, we developed and staff a national level computer forensic laboratory and provide a broad spectrum of subject matter expertise, including the following:

•	advanced computer forensic analysis

•	reverse engineering and code analysis

•	forensic signature creation, detection, and analysis

•	damaged media recovery

•	hidden data processing

•	protected data processing

•	forensic software development

•	custom training development and implementation

We played a crucial role in the successful establishment of the mission and helped our government mission partner create a strong foundation for providing advanced forensics support.

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

Secure Collaboration. The ability to collaborate and share information across non-traditional boundaries, in a trusted fashion, is more important than ever. We apply extensive engineering experience and proven solutions to facilitate collaboration and information sharing to meet Department of Defense and Intelligence Community security requirements. For example, we engineered and deployed for the Army, Navy, and FBI among others a highly secure (DCID 6/3 PL3 accredited) robust information system that provides information sharing tools and capabilities and a COTS-based solution that includes Microsoft Office, email, VOIP, VTC, Instant Messaging, Document Management and an information portal.

Global Information Technology Modernization. We provide secure Information Technology (IT) Systems Lifecycle Management to over 100,000 government customers’ worldwide. We currently have the responsibility to modernize over 852 classified and unclassified networks in over 300 locations around the globe. We execute this using a comprehensive, Information Technology Infrastructure Library (ITIL) based approach designed to provide best value for the customers throughout the system’s lifecycle. This is achieved through full-deployment, life-cycle system modernization of classified and unclassified local area networks, and support unclassified and classified network users worldwide. We developed and use a customer-tailored service delivery model that is ISO 9001:2000-certified for modernization, from hardware upgrades through complete operating and messaging system upgrades.

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

Target High Growth Segments of the Market. We believe the projected growth in government information technology and technical services spending will offer opportunities for development and delivery of advanced technology solutions for enterprise applications and information systems. We intend to expand our service offerings in high growth program areas. In particular, we intend to focus on providing new or improved solutions in information assurance, including cyber security and homeland defense programs, and other secure systems and infrastructure solutions in support of National Security programs that support the Global War on Terror and ongoing operations in active theaters of military and intelligence operations, such as Iraq and Afghanistan. We also plan to continue to target customers seeking to improve their IT infrastructures and systems, especially those charged with building and operating enhanced web-based collaboration/sharing platforms. We have also identified information assurance and homeland defense programs as targeted growth areas.

Attract and Retain Highly Skilled and Highly Cleared Personnel. We intend to continue to attract and retain skilled professionals, including engineers, scientists, analysts, technicians and support specialists, to ensure that we have the capabilities to fulfill our customers’ requirements. We target candidates who have served in the military or as civilian experts in the Intelligence Community and Department of Defense, as well as those who are leading specialists in their technology disciplines. We believe we can continue to retain our employees by offering competitive compensation and incentive plans, opportunities for career growth through company-supported education programs and diverse, challenging assignments at over 180 locations worldwide. As of December 31, 2006, over 78% of our workforce possess clearances and approximately 52% possess Top Secret or above level clearances.

Leverage Intellectual Property to Provide Complete Technology Solutions. We intend to leverage internally developed intellectual property to provide complete technology solutions and generate incremental revenue opportunities across our service offerings. For example, through solutions developed in support of Secure Collaboration and Global Information Technology Modernization, we have successfully leveraged intellectual property into new federal government agencies and expanded our ability to support our current customer’s missions. We also sold our NetWitness product, our integrated network forensic solution, to a third party so that the capability could be expanded into commercial markets.

Pursue Strategic Acquisitions. We plan to enhance our internal growth by selectively pursuing strategic acquisitions of businesses that can cost-effectively broaden our domain expertise and service offerings and allow us to establish relationships with new customers. We have successfully acquired seven companies since our IPO in February 2002, accelerating our overall revenue growth. We are focused primarily on acquiring businesses that provide value-added solutions for the Intelligence Community and Department of Defense, but we will also consider opportunities to acquire other businesses where we can leverage our reputation and experienced management team.

Our Customers

Our customers include U.S. federal government intelligence, military and civilian agencies, state and local governments and commercial customers. We have successful, long-standing relationships with our customers, having supported many of them for 15 to 30 years. Some of our representative customers include:

•

Intelligence and Department of Defense customers, such as the Office of the Secretary of Defense, the U.S. Army, Navy, Air Force and Marine Corps, the Department of State, the Department of Homeland Security, Federal Intelligence and Terrorism Task Forces and multiple intelligence and classified agencies.

•	Civilian agencies or departments, such as NASA, the EPA, and the Department of the Interior.

•	We derive the vast majority of our revenues from our federal government customers, consisting primarily of customers in the Intelligence Community and Department of Defense.

Fiscal Year	Percentage of Revenues from Federal Government Customers
2006	97.8%
2005	98.0%
2004	98.1%

Our federal government customers typically exercise independent contracting authority, and even offices or divisions within an agency or department may directly, or through a prime contractor, use our services as a separate customer so long as that customer has independent decision-making and contracting authority within its organization. For example, under a BPA with one of the Army’s contracting agencies, program managers throughout the Army and from other services and defense agencies are able to purchase a wide range of our solutions. One customer, the U.S. Army Lifecycle Management Command (LCMC-HQ) (formerly Communications-Electronic Command Headquarters—CECOM-HQ) accounted for 11.7% of our revenues for the year ended December 31, 2006, and 19.7% and 15.4% of our revenues for the years ended December 31, 2005 and December 31, 2004, respectively. In addition, there were no sales to any customers within a single country (except for the United States) where the sales accounted for 10% or more of our total revenue.

For 2006 and 2005, we derived 32.3% and 18.7%, respectively, of our revenues through relationships with prime contractors, who contract directly with the customer and subcontract to us.

Foreign Operations

We treat sales to U.S. government customers as sales within the United States, regardless of where services are performed. NATO is the Company’s largest international customer. The percentages of total revenues by geographic customer for the last three years were as follows:

	Year ended December 31,
	2006	2005	2004
United States	98.9%	99.3%	99.4%
International	1.1%	0.7%	0.6%

	100%	100%	100%

Other information relating to our foreign operations is provided in Note 4 to our consolidated financial statements.

Backlog

At December 31, 2006, our backlog was $2.9 billion, of which $622 million was funded backlog. At December 31, 2005, our backlog was $2.3 billion, of which $467 million was funded backlog. Backlog and funded backlog represent estimates that we calculate on the basis described below. We expect that approximately 30% to 40% of our total backlog will be recognized as revenues prior to December 31, 2007.

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

Changes in the amount of our backlog and funded backlog result from potential future revenues from the execution of new contracts or the extension of existing contracts, reductions from contracts that end or are not renewed, reductions from the early termination of contracts, and adjustments to estimates for previously included contracts. Changes in the amount of our funded backlog also are affected by the funding cycles of the government. Our estimates of future revenues are inexact and the receipt and timing of any of these revenues is subject to various contingencies, many of which are beyond our control. The actual accrual of revenues on programs included in backlog and funded backlog may never occur or may change because a program schedule could change, a program could be canceled, a contract could be modified or canceled, an option that we have assumed would be exercised is not exercised, or initial estimates regarding the level of solutions that we may provide could prove to be wrong. For the same reason, we believe that period-to-period comparisons of backlog and funded backlog are not necessarily indicative of future revenues that we may receive.

Employees

As of December 31, 2006, we had approximately 5,600 employees, including over 500 employees located outside of the United States.

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

We presently own 13 registered trademarks and service marks in the U.S., and we have three registered copyrights. Because most of our business involves providing services to federal government customers, our operations generally are not substantially dependent upon obtaining and/or maintaining copyright or trademark protections, although our operations make use of such protections.

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

Competition

Our key competitors currently include divisions of large defense contractors such as BAE SYSTEMS, Computer Sciences Corporation, General Dynamics, Lockheed Martin Corporation, Northrop Grumman Corporation, and Science Applications International Corporation, as well as a large number of smaller U.S. government contractors with specialized capabilities, such as CACI, Booz Allen & Hamilton and SRA International. Because of the diverse requirements of U.S. government customers and the highly competitive nature of large procurements, corporations frequently form teams to pursue contract opportunities. The same companies listed as competitors will, at times, team with us or subcontract to us in the pursuit of new business. We believe that the major competitive factors in our market are distinctive technical competencies, successful past contract performance, intelligence and military work experience, price of services, reputation for quality and key management with domain expertise.

2006 Acquisition

GRS Solutions, Inc.—On October 5, 2006, we completed the acquisition of all outstanding shares of GRS Solutions, Inc. (GRS). GRS was a privately held company headquartered in Falls Church, VA providing specialized technical, operational and analytical services to the Intelligence Community. The acquisition was consummated pursuant to an Agreement and Plan of Merger that provided for the merger of a wholly owned subsidiary of ManTech with and into GRS, with GRS surviving the merger and becoming a wholly owned subsidiary of ManTech (“ManTech GRS Solutions”).

We believe the acquisition improves our strategic position within the intelligence community and strengthens our capabilities in supporting counterterrorism/counterintelligence missions around the world. For its fiscal year ended September 30, 2006, GRS had revenues of approximately $10.4 million.

The initial purchase price was $18.0 million in cash. A purchase price adjustment related to finalization of the closing balance sheet resulted in a reduction of $0.2 million. As security for the GRS shareholders’ indemnification obligations, an escrow account in an amount of $1.8 million was established to be used in satisfying certain indemnification obligations of the shareholders of GRS. In addition, contingent consideration of $2.0 million based on a defined performance objective was met subsequent to the initial purchase and paid in December 2006. The total adjusted purchase price was $19.8 million as of December 31, 2006.

The source of funds for the acquisition was our available cash. The purchase price and contingent consideration was allocated to the underlying assets and liabilities based on their estimated fair values.

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

Company Information Available on the Internet

Our internet address is www.mantech.com. We make available, free of charge on our internet site, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC.

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

Our business depends upon continued federal government expenditures on intelligence, defense and other programs that we support. These expenditures have not remained constant over time. For example, the overall U.S. defense budget declined for periods of time in the late 1980s and the early 1990s. While spending authorizations for intelligence and defense-related programs by the government have increased in recent years, and in particular after the 2001 terrorist attacks and more recently as a result in support of Southwest Asia, future levels of expenditures and authorizations for these programs may decrease, remain constant or shift to programs in areas where we do not currently provide services. Our business, prospects, financial condition or operating results could be materially harmed by the following

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

The Defense Contract Audit Agency (DCAA) and other government agencies routinely audit and investigate government contracts and systems. These agencies review a contractor’s performance on its contract, cost structure and compliance with applicable laws, regulations and standards. The DCAA also reviews the adequacy of, and a contractor’s compliance with, its internal control systems and policies, including the contractor’s accounting, purchasing, property, estimating, compensation and management information systems. Allegations of impropriety or deficient controls could harm our reputation or influence the award of new contracts. Any costs found to be improperly allocated to a specific contract will not be reimbursed, while such costs already reimbursed must be refunded. Therefore, a DCAA audit could materially affect our competitive position and result in a substantial adjustment to our revenues. If a government audit uncovers improper or illegal activities, we may be subject to civil and criminal penalties and administrative sanctions, including termination of contracts, forfeiture of profits, suspension of payments, fines and suspension or debarment from doing business with federal government agencies.

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

•	Changes to client bidding practices or government reform of its procurement practices, which may alter the prescribed contract relating to contract vehicles, contract types, consolidations, and

•	Changes in policy and goals by the government providing set aside funds to small businesses, disadvantaged businesses, and other socio-economic requirements in the allocation of contracts.

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

We derive substantially all of our revenue from federal government contracts that may span one or more base years and one or more option years. The option periods typically cover more than one-half of the contract’s duration. Federal government agencies have no obligation to exercise these option periods unless they are determined to be in the best interest of the government. Additionally, federal government contracts typically contain provisions permitting a government client to terminate the contracts for its convenience. A decision not to exercise option periods or a decision to terminate contracts could result in a substantial adjustment to our revenues and reduce the profitability of these contracts to us.

We may not accurately estimate the expenses, time and resources necessary to satisfy our contractual obligations.

We enter into three types of federal government contracts for our services: cost-plus, time-and-materials and fixed-price. For our last two fiscal years, we derived revenue from such contracts as follows:

Contract Type	2006	2005
Cost-Plus	24.7%	26.8%
Time-and-Materials	64.5%	63.0%
Fixed-Price	10.8%	10.2%

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

As of December 31, 2006, our estimated contract backlog totaled approximately $2.9 billion, of which approximately $622 million was funded. Backlog is our estimate of the remaining future revenues from existing signed contracts, and assumed exercises of all options relating to such contracts. Backlog also includes estimates of revenues for solutions that we believe we will be asked to provide in the future under the terms of executed multiple-award contracts, and estimates of revenues from ID/IQ contracts.

Our estimates of future revenues are inexact, and the receipt and timing of any of these revenues is subject to various contingencies, many of which are beyond our control. The actual accrual of revenues on programs included in backlog and funded backlog may never occur, or may change as a result of a program schedule change, a program cancellation, a contract modification, an option that we had assumed would be exercised but isn’t exercised, or an inaccurate estimate regarding the level of solutions that we are asked to provide.

There can be no assurance that our backlog projections will result in actual revenue in any particular period, or at all, or that any contract included in backlog will be profitable. There is a higher degree of risk in this regard with respect to unfunded backlog. We derive revenues under GSA schedules, ID/IQ and BPA contracts, which are procurement vehicles under which government agencies may, but are not required to, purchase professional services or products. Our estimates are based on our experience using such vehicles and similar contracts. However, there are no assurances that all, or any, of such estimated contract value will be recognized as revenue.

Federal customers may be consolidating requirements to larger procurements for procurement efficiency.

Federal agencies with whom we conduct business may on occasion find it efficient or desirable to combine requirements for services with the normal work we typically perform along with other requirements for services or products which we do not provide. This technique of bundling of requirements reduces and/or eliminates our ability to compete as a prime contractor for such work. This approach requires that we take a subcontract role versus a prime and as such may reduce our revenue opportunities and potentially impact our profit margins. This approach may also affect contracts which we currently perform as the prime contractor, when completed or scheduled for recompetition, since those may be combined with other procurement requirements, creating consolidated procurements for which we either cannot compete due to the inclusion of products or services we do not provide, or our probability of winning may be substantially reduced by the inclusion of such requirements outside of our normal business services.

Many of our federal government customers execute their procurement budgets through multiple award contracts under which we are required to compete for post-award orders, or for which we may not be eligible to compete, potentially limiting our ability to win new contracts and increase revenue.

Budgetary pressures and reforms in the procurement process have caused many U.S. federal government customers to increasingly purchase goods and services through multiple award ID/IQ contracts, GSA Schedule contracts and other multiple award and/or GWAC vehicles. These contract vehicles have resulted in increased competition and pricing pressure requiring that we make sustained post-award efforts to realize revenues under the relevant contract. There can be no assurance that we will continue to increase revenues or otherwise sell successfully under these contract vehicles. Our failure to compete effectively in this procurement environment could harm our operating results.

If we fail to recruit and retain skilled employees or employees with the necessary security clearances, we might not be able to perform under our contracts or win new business.

To be competitive, we must have employees who have advanced information technology and technical services skills and who work well with our customers in a government or defense-related environment. Often, these employees must have some of the highest security clearances in the United States. These employees are in great demand and are likely to remain a limited resource in the foreseeable future. If we are unable to recruit and retain a sufficient number of these employees, our ability to maintain and grow our business could be negatively impacted. In addition, some of our contracts contain provisions requiring us to commit to staff a program with certain personnel the customer considers key to our successful performance under the contract. In the event we are unable to provide these key personnel or acceptable substitutions, the customer may terminate the contract, and we may not be able to recover certain incurred costs.

Failure to maintain strong relationships with other contractors could result in a decline in our revenues.

In 2006 and 2005, we derived 32.3% and 18.7% of our revenues, respectively, from contracts in which we acted as a subcontractor to other contractors or to joint ventures that we and other contractors formed to bid on and execute particular contracts or programs. We expect to continue to depend on relationships with other contractors for a portion of our revenues for the foreseeable future. Our business, prospects, financial condition or operating results could be harmed if other contractors eliminate or reduce their subcontracts or joint venture relationships with us, either because they choose to establish relationships with our competitors or because they choose to directly offer services that compete with our business, or if the government terminates or reduces these other contractors’ programs or does not award them new contracts.

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

In recent years, we have sold or wound down the operations of certain businesses. For information on these discontinued operations, please see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Discontinued Operations and Note 16 to our consolidated financial statements. Our consolidated financial statements reflect, under the heading “Discontinued Operations,” our estimate of the losses expected to be realized upon the disposal of these operations.

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

As of December 31, 2006, Mr. Pedersen owned approximately 44% of our outstanding shares of Class A and Class B common stock, and owned or controlled approximately 89% of the combined voting power of our stock. Accordingly, Mr. Pedersen controls the vote on all matters submitted to a vote of our stockholders. As long as Mr. Pedersen beneficially owns a majority of the combined voting power of our common stock, he will have the ability, without the consent of our public stockholders, to elect all members of our board of directors and to control our management and affairs. Mr. Pedersen’s voting control may have the effect of preventing or discouraging transactions involving an actual or a potential change of control of the Company, regardless of whether a premium is offered over then-current market prices. Mr. Pedersen will be able to cause a change of control of the Company. Mr. Pedersen could also cause a registration statement to be filed and to become effective under the Securities Act of 1933, thereby permitting him to freely sell or transfer the shares of common stock that he owns. In addition, the interests of Mr. Pedersen may conflict with the interests of other holders of our common stock.

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

We maintain a Credit and Security Agreement with Citizens Bank of Pennsylvania. The agreement initially provides for a $125 million credit facility that can be increased to $200 million. The maturity date of the agreement is February 25, 2009. Under the agreement, we are required to maintain specified financial covenants relating to asset coverage, fixed charge coverage, and debt coverage. The agreement also places limitations on additional borrowings, mergers, and related-party transactions, payment of dividends, and contains limitations with respect to capital expenditures. Borrowings under the agreement are collateralized by our assets and bear interest at the London Inter-Bank Offer Rate (LIBOR), or the lender’s base rate, plus market-rate spreads that are determined based on a company leverage ratio calculation. Our ability to satisfy these financial ratios can be affected by events beyond our control, and we cannot assure you that we will meet these ratios. Default under our credit facility could allow the lenders to declare all amounts outstanding to be immediately due and payable. We have pledged substantially all of our assets to secure the debt under our credit facility. If the lenders declare amounts outstanding under the credit facility to be due, the lenders could proceed against those assets. Any event of default, therefore, could have a material adverse effect on our business if the creditors determine to exercise their rights. We also may incur future debt obligations that might subject us to restrictive covenants that could affect our financial and operational flexibility, restrict our ability to pay dividends on our common stock or subject us to other events of default.

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

•	Fluctuations in revenues earned on fixed-price contracts and contracts with a performance-based fee structure,

•	Commencement, completion or termination of contracts during any particular quarter,

•	Reallocation of funds to customers due to priority,

•	Timing of award or performance incentive fee notices,

•	Timing of significant bid and proposal costs,

•	Variable purchasing patterns under government GSA schedule contracts, BPAs and ID/IQ contracts,

•	Strategic decisions by us or our competitors, such as acquisitions, divestitures, spin-offs and joint ventures,

•	Seasonal fluctuations in our staff utilization rates,

•	Changes in Presidential administrations and senior federal government officials that affect the timing of technology procurement,

•	Changes in federal government policy or budgetary measures that adversely affect government contracts in general, and

•	Increased purchase requests from customers for equipment and materials in connection with the federal government’s fiscal year end, which may affect our quarter operating results.

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

While we have ethics and compliance programs in place, we are exposed to the risk that employee fraud or other misconduct could occur. We enter into arrangements with subcontractors and joint venture partners to bid on and execute particular contracts or programs; as a result, we are exposed to the risk that fraud or other misconduct or improper activities by such persons may occur. Misconduct by employees, subcontractors or joint venture partners could include intentional failures to comply with federal laws including; federal government procurement regulations; proper handling of sensitive or classified information; compliance with the terms of our contracts that we receive; falsifying time records or failures to disclose unauthorized or unsuccessful activities to us. These actions could lead to civil, criminal, and/or administrative penalties (including fines, imprisonment, suspension and/or debarment from performing federal government contracts) and harm our reputation. The precautions we take to prevent and detect such activity may not be effective in controlling unknown or unmanaged risks or losses, and such misconduct by employees, subcontractors or joint venture partners could result in serious civil or criminal penalties or sanctions or harm to our reputation, which could cause us to lose contracts or cause a reduction in revenue.

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

Item 1B. Unresolved SEC Staff Comments

We have not received any written comments from the SEC staff regarding our periodic or current reports under the Exchange Act that remain unresolved.

Item 2. Properties

Our facilities are leased in close proximity to our customers. Since 1992, we have leased our corporate headquarters office building in Fairfax, Virginia. The lease on this facility expires in March 2010. As of December 31, 2006, we leased 28 additional operating facilities throughout the metropolitan Washington, D.C. area and 35 facilities in other parts of the United States. We also have employees working at customer sites throughout the United States and in other countries. During 2005, we acquired two office buildings and another smaller building (total of 12,720 square feet) on approximately 4.4 acres of land in King George, VA for $2 million. The office buildings are used by our operations.

The following table provides information concerning certain of our leased properties. No individual lease is material to our business.

Lease Properties as of December 31, 2006	Approximate Square Footage	General Usage
Chantilly, VA	153,000	General Office
Fairfax, VA	142,000	General Office
Springfield, VA	59,000	General Office
Hanover, MD	51,000	General Office/Warehouse
Lorton, VA	51,000	General Office
Lanham, MD	42,000	General Office
Fairmont, WV	40,000	General Office
Lexington Park, MD	35,000	General Office
Vienna, VA	33,000	General Office
Bethesda, MD	33,000	General Office
Glen Bernie	25,000	General Office
Sarasota, FL	21,000	General Office
Miami, FL	19,000	General Office
Other Locations	212,000	General Office and Warehouse
Foreign Locations	4,000	General Office

We do not anticipate any significant difficulty in renewing our leases or finding alternative space to lease upon the expiration of our leases. Lease expiration dates range from years 2007 through 2017.

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

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of the year ended December 31, 2006.

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

2006	High	Low
First Quarter	$33.97	$25.86
Second Quarter	38.75	28.07
Third Quarter	33.32	25.75
Fourth Quarter	37.97	30.14

2005	High	Low
First Quarter	$25.29	$18.23
Second Quarter	31.90	21.98
Third Quarter	32.99	25.13
Fourth Quarter	29.86	24.53

There is no established public market for our Class B common stock.

As of February 28, 2007, there were thirty-three holders of record of our Class A common stock and three holders of record of our Class B common stock. The number of holders of record of our Class A common stock is not representative of the number of beneficial holders because many of the shares are held by depositories, brokers or nominees.

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

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides information as of December 31, 2006 with respect to compensation plans (including individual compensation arrangements) under which our equity securities are authorized for issuance.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)
Equity compensation plans approved by security holders (1)	2,255,119	$21.00	2,242,570
Equity compensation plans not approved by security holders	—	—	—

Total	2,255,119	$21.00	2,242,570

(1)	The plan contains a formula that automatically increases the number of securities available for issuance. The plan provision provides that the number of shares available for issuance under the plan automatically increases on the first trading day of January each calendar year during the term of the plan (beginning with calendar year 2003), by an amount equal to one and one-half percent (1.5%) of the total number of shares outstanding (including all outstanding classes of common stock) on the last trading day in December of the immediately preceding calendar year, but provides that in no event shall any such annual increase exceed one million five hundred thousand (1,500,000) shares. On January 2, 2007, 510,795 shares were added to the plan under this provision.

Item 6. Selected Financial Data

The selected financial data presented below for each of the five years ended December 31, 2006 is derived from our audited consolidated financial statements. The selected financial data presented below should be read in conjunction with our consolidated financial statements, the notes to our consolidated financial statements and Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	Year Ended December 31,
	2006 (a)	2005 (b)	2004 (c)	2003 (d)	2002 (e)
	(In thousands, except per share amounts)
Statement of Operations Data:
Revenues	$1,137,178	$980,290	$826,928	$667,234	$500,219
Cost of services	944,150	805,853	677,223	545,481	407,316
General and administrative expenses	102,378	90,083	81,238	66,980	54,363

Operating income	90,650	84,354	68,467	54,773	38,540
Interest expense, net	1,566	2,271	1,927	1,956	647
Other items, net	(1,371)	(3,368)	(554)	(1,034)	(324)

Income from continuing operations before income taxes and equity earnings	90,455	85,451	67,094	53,851	38,217
Provision for income taxes	(34,825)	(34,317)	(25,743)	(21,594)	(15,690)
Earnings in equity of unconsolidated subsidiaries	—	471	567	(669)	305
Gain on disposal of equity method investment	—	1,590	—	—	—

Income from continuing operations	55,630	53,195	41,918	31,588	22,832
(Loss) gain from discontinued operations, net of taxes	(4,929)	(9,002)	(17,211)	3,572	—
Loss on disposal of discontinued operations	—	—	—	—	(3,681)

Net income	$50,701	$44,193	$24,707	$35,160	$19,151

Basic earnings per share from continuing operations—Class A and B (f)	$1.66	$1.62	$1.30	$0.99	$0.89

Diluted earnings per share from continuing operations—Class A and B (f)	$1.64	$1.60	$1.29	$0.98	$0.88

Balance Sheet Data:
Cash and cash equivalents	$41,484	$5,662	$22,946	$9,166	$81,096
Working capital	$168,161	$103,447	$127,161	$135,627	$152,700
Total assets	$613,252	$555,985	$468,402	$436,134	$364,388
Long-term debt	$—	$21	$104	$25,184	$25,000
Total stockholders’ equity	$458,999	$378,593	$320,523	$287,704	$245,998
Statement of Cash Flows Data:
Cash flows provided by operating activities	$84,346	$61,487	$27,366	$1,190	$7,421
Cash flows used in investing activities	$(25,709)	$(105,617)	$(17,440)	$(74,241)	$(108,204)
Cash flows (used in) provided by financing activities	$(22,815)	$26,846	$3,854	$1,121	$155,052

a)	On October 5, 2006, we acquired GRS Solutions, Inc (GRS) for $17.8 million in cash. Subsequent to the acquisition, contingent consideration of $2.0 million was paid to the shareholders of GRS. GRS added $2.7 million in revenue to our 2006 results.

On October 31, 2006, we sold assets related to our NetWitness® operation to the NetWitness Acquisition Corporation for $2.0 million in cash and an equity stake of less than 5% in the new company. We recorded a $1.0 million pre-tax gain on the sale.

On January 1, 2006, we adopted SFAS No. 123 (revised 2004), “Share-Based Payment”. As a result, we recorded $5.7 million of expense in general and administrative expenses. For further information, see Note 10 to the Consolidated Financial Statements in Item 8.

b)	On February 11, 2005, we sold our ManTech Environmental Technology, Inc. (METI) subsidiary to another company for $7.0 million, which resulted in a pre-tax gain of approximately $3.7 million. METI had revenues of $1.4 million and $13.2 million in 2005 and 2004, respectively.

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

During December 2005, we sold our 40 percent interest in Vosper-ManTech joint venture in the United Kingdom for approximately $4.3 million including accrued dividends. The sale resulted in an approximate $1.6 million pre tax gain recorded in gain on disposal of equity method investment.

c)	On February 27, 2004, we acquired certain operations from Affiliated Computer Services, Inc. (ACS) for $6.5 million, and on June 1, 2004, acquired additional operations from ACS for $1.5 million. As a result of these acquisitions, revenue increased $27.5 million in 2004.

During 2004, we experienced a significant decline in our MSM Security Services (MSM) business primarily related to losses recorded on a Defense Security Services (DSS) contract which ended in the fourth quarter of 2004. For 2004, MSM’s revenues were down $18.9 million from 2003, which contributed to the loss from discontinued operations.

d)	On February 28, 2003, we acquired Integrated Data Systems (IDS) for approximately $63.7 million, including acquisition-related costs. IDS added $53.5 million in revenues in 2003.

On March 5, 2003, we acquired MSM for approximately $4.9 million.

e)	We acquired CTX on December 11, 2002 for approximately $35.9 million, including acquisition-related costs. We acquired Aegis Research Corporation (Aegis) on August 5, 2002 for approximately $69.4 million including acquisition-related costs.

We closed our Initial Public Offering on February 12, 2002. Our proceeds were approximately $110.2 million. We closed our Follow-on Public Offering on December 20, 2002. Our net proceeds were approximately $90.9 million.

f)	In January 2002, prior to our initial public offering, we reincorporated from New Jersey to Delaware, recapitalized and affected a 16.3062-for-one stock split. All per share data gives effect to these transactions. The holders of each share of Class A common stock are entitled to one vote per share, and the holders of each share of Class B common stock are entitled to ten votes per share. For more information on earnings per share including the two class method see Note 3 to the Consolidated Financial Statements in Item 8.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations should be read together with the consolidated financial statements and the notes to those statements included in Item 8 of this document. This discussion contains forward-looking statements that involve risks and uncertainties. This discussion addresses only our continuing operations, except in the discussion under the heading, “Discontinued Operations.” For more information on our discontinued operations, please see Note 16 to our consolidated financial statements.

Overview

We are a leading provider of innovative technologies and solutions for mission-critical national security programs for the Intelligence Community, the Departments of Defense, State, Homeland Security, and Justice, and other U.S. federal government agencies. Our expertise includes engineering, systems integration, software services, enterprise architecture, information assurance and security architecture, intelligence operations and analysis support, network and critical infrastructure protection, information operations and computer forensics, information technology, communications integration and engineering support. With nearly 5,600 highly qualified employees, we operate in the United States and over 40 countries worldwide.

We derive revenue primarily from contracts with U.S. government agencies that are focused on national security and as a result, funding for our programs is generally linked to trends in U.S. government spending in the areas of defense, intelligence and homeland security. Related to the terrorist events of 2001, the U.S. government has substantially increased its overall defense, intelligence and homeland security budgets. In 2006, our revenue increased mainly as a result of the expansion of our sustainment and countermine support provided in military deployed environments with U.S. and allied forces in support of peace-keeping efforts worldwide; efforts involving telecommunications, infrastructure, maintenance, repair, from our work with intelligence agencies in U.S; and the acquisitions that occurred in the past two years, primarily Gray Hawk Systems, Inc. in May 2005.

For the three years ended December 31, 2006, over 90% of our revenues were derived from our customers in the Intelligence Community and the Department of Defense. These customers include the Office of the Secretary of Defense, the Department of State, the Department of Homeland Security, various intelligence agencies, federal intelligence and terrorism task forces, the U.S. Army, Navy, Air Force and Marine Corps and joint military commands. We also provide solutions to federal government civilian agencies, including NASA, the EPA, the Department of the Interior as well as to state and local governments and commercial customers. The following table shows our revenue from each type of customer as a percentage of our total revenue for the period shown.

	Years Ended December 31,
	2006	2005	2004
Department of Defense and intelligence agencies	95.2%	94.9%	91.6%
Federal civilian agencies	2.6%	3.1%	6.5%
State agencies and Commercial entities	2.2%	2.0%	1.9%

Total Revenue	100.0%	100.0%	100.0%

We provide our services and solutions under three types of contracts: time and materials; cost reimbursable; and fixed price. Our contract mix varies from year to year due to numerous factors, including our business strategies and federal government procurement objectives. The following table shows our revenue from each of these types of contracts as a percentage of our total revenue for the periods shown.

	Years Ended December 31,
	2006	2005	2004
Cost reimbursable	24.7%	26.8%	28.7%
Time and materials	64.5%	63.0%	61.4%
Fixed price	10.8%	10.2%	9.9%

Total revenue	100.0%	100.0%	100.0%

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

We derive a majority of our revenues from governmental contracts under which we act as a prime contractor. We also provide services indirectly as a subcontractor. The following table shows our revenues as prime contractor and as subcontractor as a percentage of our total revenue for the following periods:

	Years Ended December 31,
	2006	2005	2004
Prime contract revenue	67.7%	81.3%	86.0%
Subcontract revenue	32.3%	18.7%	14.0%

Total revenue	100.0%	100.0%	100.0%

Revenue

Substantially all of our revenue is derived from services and solutions provided to the federal government or to prime contractors supporting the federal government, including services provided by our employees and, to a lesser extent, our subcontractors and through solutions that includes third-party hardware and software that we purchase and integrate as a part of our overall solutions. The level of hardware and software purchases we make in support of solutions we provide to our clients increased during 2006. These requirements may vary from period to period depending on specific contract and client requirements. Since we earn higher profits from labor services that our employees provide compared with subcontracted efforts and other reimbursable items such as hardware and software purchases for clients, we seek to optimize our labor services on all of our engagements.

Cost of Services

Cost of services primarily includes direct costs incurred to provide our services and solutions to customers. The most significant portion of these costs are direct labor costs, including salaries and wages, plus associated fringe benefits, of our employees directly serving customers, in addition to the related management, facilities and infrastructure costs. Cost of services also includes other direct costs, such as the costs of subcontractors and outside consultants, and third-party materials, such as hardware or software that we purchase and provide to the customer as part of an integrated solution. Since we earn higher profits on our own labor services, we expect the ratio of cost of services as a percent of revenue to decline when our labor services mix increases relative to subcontracted labor or third-party material. Conversely, as subcontracted labor or third-party material purchases for customers increase relative to our own labor services, we expect the ratio of cost of services as a percent of revenue to increase. Changes in the mix of services and equipment provided under our contracts can result in variability in our contract margins.

General and Administrative Expenses

General and administrative expenses include the salaries and wages, plus associated fringe benefits of our employees not performing work directly for clients. Among the functions covered by these costs are facilities, corporate business development, bid and proposal, contracts administration, finance and accounting, legal, corporate governance, and executive and senior management. In addition, we include stock-based compensation, as computed under SFAS No. 123R, as well as depreciation and amortization. Depreciation and amortization includes the depreciation of computers, furniture and other equipment, the amortization of third party software we use internally, leasehold improvements and intangible assets. Identifiable intangible assets are amortized over their estimated useful lives.

Interest Expense, net

Interest expense is primarily related to interest expense incurred or accrued under our outstanding borrowings and notes payable, deferred financing charges and interest on capital leases offset by interest income from cash on hand and notes receivable.

Provision for Income Taxes

We estimate our effective income tax rate to be approximately 38.5%, 39.2% and 38.0% for the years ended 2006, 2005 and 2004, respectively.

Results of Operations

The following table sets forth the relative percentages that certain items of expense and earnings bear to revenue.

Consolidated Statements of Operations

	Years Ended December 31,						Year to Year Change
	2006	2005	2004	2006	2005	2004	2005 to 2006		2004 to 2005
	Dollars			Percentages			Dollars	Percent	Dollars	Percent
	(in thousands)
REVENUE	$1,137,178	$980,290	$826,928	100.0%	100.0%	100.0%	$156,888	16.0%	$153,362	18.5%
Cost of services	944,150	805,853	677,223	83.0%	82.2%	81.9%	138,297	17.2%	128,630	19.0%
General and administrative expenses	102,378	90,083	81,238	09.0%	09.2%	09.8%	12,295	13.6%	8,845	10.9%

OPERATING INCOME	90,650	84,354	68,467	08.0%	08.6%	08.3%	6,296	07.5%	15,887	23.2%
Gain on disposal of operations	(955)	(3,698)	—	00.1%	00.4%	00.0%	2,743	-74.2%	(3,698)	100.0%
Interest expense, net	1,566	2,271	1,927	00.1%	00.2%	00.2%	(705)	-31.0%	344	17.9%
Other (income) expense, net	(416)	330	(554)	00.0%	00.0%	00.1%	(746)	-226.1%	884	-159.6%

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES AND EQUITY EARNINGS	90,455	85,451	67,094	08.0%	08.7%	08.1%	5,004	05.9%	18,357	27.4%
Provision for income taxes	(34,825)	(34,317)	(25,743)	03.1%	03.5%	03.1%	(508)	01.5%	(8,574)	33.3%
Equity in earnings of unconsolidated subsidiary	—	471	567	00.0%	00.0%	00.1%	(471)	-100.0%	(96)	-16.9%
Gain on disposal of equity method investment	—	1,590	—	00.0%	00.2%	00.0%	(1,590)	-100.0%	1,590	100.0%

INCOME FROM CONTINUING OPERATIONS	55,630	53,195	41,918	04.9%	05.4%	05.1%	2,435	04.6%	11,277	26.9%
Loss from discontinued operations, net of taxes	4,929	9,002	17,211	00.4%	00.9%	02.1%	(4,073)	-45.2%	(8,209)	-47.7%

NET INCOME	$50,701	$44,193	$24,707	04.5%	04.5%	03.0%	$6,508	14.7%	$19,486	78.9%

Year Ended December 31, 2006 Compared to Year Ended December 31, 2005

Revenues

Revenues increased 16.0% to $1,137.2 million for the year ended December 31, 2006, compared to $980.3 million for the same period in 2005. This increase is primarily attributable to forward deployment and countermine/counter IED support in Iraq and Afghanistan and increased work in the Intelligence Community. One contract in support of the installation and repair of systems designed to counter mines and improvised explosive devices (IED’s) accounted for $102.4 million of revenues in 2006. Also contributing to the increase was a full year of revenue from our acquisition of Gray Hawk Systems, Inc. (“Gray Hawk”) on May 31, 2005. Gray Hawk accounted for $35.3 million of our increase in revenue year over year.

Cost of services

Cost of services increased 17.2% to $944.2 million for the year ended December 31, 2006, compared to $805.9 million for the same period in 2005. As a percentage of revenues, cost of services increased 0.8%, to 83.0% for the year ended December 31, 2006 compared to 82.2% for the same period in 2005. This increase was due to larger purchases of equipment and materials directly for contracts and increased use of subcontractors in support of our contracts. The increase in other direct costs resulted in lower income from continuing operations primarily due to generally lower profit margins on purchases of equipment and materials. Direct labor costs, which include applicable fringe benefits and overhead, increased by 8.3% primarily due to the addition of Gray Hawk and the growth of our business. As a percentage of revenues, direct labor costs decreased 3.1% to 44.6% for the year ended December 31, 2006 compared to 47.7% for the same period in 2005. Other direct costs increased by 28.9% over the same period in 2005, from $338.1 million to $437.4 million, which reflects the increase in purchases of equipment and materials, and increased use of subcontractors as noted above. As a percentage of revenues, other direct costs increased from 34.5% for the year ended December, 2005 to 38.5% for the same period in 2006.

General and administrative

General and administrative expenses increased 13.6% to $102.4 million for the year ended December 31, 2006, compared to $90.1 million for the same period in 2005. As a percentage of revenues, general and administrative expenses decreased to 9.0% from 9.2% for the year ended December 31, 2006 and 2005, respectively. The increase in expense during the year resulted primarily from stock-based compensation expense related to the adoption of SFAS No. 123R, increased business development expenses, and increased expenses for our internal information technology systems due to our growth and improvements. This increase was partially offset by a decrease in bid and proposal spending due to several large recompetitions on our contracts in 2005. Under SFAS No. 123R, share-based payments not fully vested as of January 1, 2006 and those granted during the year ended December 31, 2006 are measured at estimated fair value and included as compensation expense over the periods services are provided. For the year ended December 31, 2006, we recognized $5.7 million in compensation expense as a result of adopting SFAS No. 123R. Excluding the impact of SFAS No. 123R, general and administrative expense as a percentage of revenue was 8.5% for the year ended December 31, 2006. The lower percentage reflects management’s efforts to improve operating efficiency even though revenues increased by 16.0%.

Gain on disposal of operations

On October 31, 2006, we sold assets related to our NetWitness® operation to the NetWitness Acquisition Corporation, an unrelated third party. We recorded a $1.0 million pre-tax gain in 2006 on the transaction. On February 11, 2005, we sold our ManTech Environmental Technology, Inc (METI) subsidiary to Alion Science and Technology Corporation. The sale generated a pre-tax gain of $3.7 million in 2005. For additional information see “Gain on Disposal of Operations and Equity Method Investment,” below.

Interest expense, net

Interest expense, net decreased 31.0% to $1.6 million for the year ended December 31, 2006, compared with $2.3 million for the same period in 2005. The decrease in interest expense, net is a result of decreased borrowing under our credit facility in 2006 and interest income from cash on hand. As of December 31, 2006, the company had no borrowings under our credit facility. The relatively higher level of indebtedness in 2005 was due to our acquisition of Gray Hawk in May 2005. As we intend to use our credit facility to finance our acquisition strategy, interest expense levels could increase with additional acquisitions.

Gain on disposal of equity method investment

In December 2005, we sold our 40 percent interest in Vosper-ManTech joint venture in the United Kingdom, which resulted in a $1.6 million pre-tax gain. For additional information see “Gain on Disposal of Operations and Equity Method Investment,” below.

Loss from discontinued operations

In February 2005, we reached the determination to sell our MSM subsidiary after we concluded that the MSM business no longer furthered our long-term strategic objectives. Loss from discontinued operations decreased 45.2% to $4.9 million for the year ended December 31, 2006, compared with $9.0 million for the same period in 2005. The loss in 2005 contained a loss accrual on intangible assets, including goodwill, of $3.6 million, net of tax. The reduced loss in 2006 reflected increased revenues during 2006 with a lesser increase in associated direct costs. On February 23, 2007, we sold MSM to MSM Security Services Holdings, LLC (an entity that is solely owned by George J. Pedersen, our Chairman and Chief Executive Officer) for $3.0 million in cash. For additional information see “Discontinued Operations,” below.

Net income

Net income increased 14.7% to $50.7 million for the year ended December 31, 2006, compared to $44.2 million for the same period in 2005. The increase is a result of higher revenue, increased income from continuing operations, and a reduced loss on discontinued operations of $4.9 million in 2006 versus a loss of $9.0 million for the same period in 2005. Our effective tax rate for years ended December 31, 2006 and 2005 was 38.5% and 39.2%, respectively.

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

General and administrative

General and administrative expenses increased 10.9% to $90.1 million for the year ended December 31, 2005, compared to $81.2 million for the same period in 2004, which is less then the growth of revenue for the same period. The increased expenses reflect additional management personnel and infrastructure, increased bid and proposal efforts, and expenses related to our acquisitions to support the continued growth of our business. As a percentage of revenues, general and administrative expenses decreased to 9.2% for the year ended December 31, 2005 from 9.8% for the same period in 2004.

Gain on disposal of operations

On February 11, 2005, we sold our ManTech Environmental Technology, Inc (“METI”) subsidiary to Alion Science and Technology Corporation. The sale generated a pre-tax gain of $3.7 million in 2005. For additional information see “Gain on Disposal of Operations and Equity Method Investment,” below.

Interest expense, net

Interest expense, net increased 17.9% to $2.3 million for the year ended December 31, 2005, compared with $1.9 million for the same period in 2004. The increase in interest expense is a result of increased borrowing under our credit facility in the second quarter of 2005 to finance our acquisition of Gray Hawk and higher interest rates.

Gain on disposal of equity method investment

In December 2005, we sold our 40 percent interest in Vosper-ManTech joint venture in the United Kingdom, which resulted in a $1.6 million pre-tax gain. For additional information see “Gain on Disposal of Operations and Equity Method Investment,” below.

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

Backlog

For the years ended 2006, 2005 and 2004 our backlog was $2.9 billion, $2.3 billion, and $1.6 billion, respectively, of which $622 million, $467 million, and $444 million, respectively, was funded backlog. Backlog and funded backlog represent estimates that we calculate on a consistent basis. Several significant contract wins, including a competitive award to support the U.S. Army’s Logistics Regional Support Centers for $725 million and several significant classified awards occurring in 2006 bolstered our backlog at December 2006. We estimate that approximately 30% to 40% of our total backlog will be recognized as revenues prior to December 31, 2007.

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

Liquidity and Capital Resources

Our primary liquidity needs are the financing of working capital, capital expenditures and acquisitions. Our primary source of liquidity is cash provided by operations and our $125.0 million revolving credit facility. At of December 31, 2006, we did not have an outstanding balance under our credit facility. At December 31, 2006, we were contingently liable under letters of credit totaling $0.8 million, which reduces our ability to borrow under our credit facility. The maximum available borrowing under our credit facility at December 31, 2006 was $124.2 million. Generally, cash provided by operating activities is adequate to fund our operations. Due to fluctuations in our cash flows and the growth in our operations, it is necessary from time to time to increase borrowings under our credit facility to meet cash demands. In the future, we may borrow greater amounts in order to finance acquisitions or new contract start ups.

Cash flows from operating activities

	Year Ended December 31,
(in thousands)	2006	2005	2004
Cash provided by operating activities from continuing operations:	$90,757	$47,325	$39,357
Cash (used) provided by discontinued operations:	(6,411)	14,162	(11,991)

Cash provided by operating activities:	$84,346	$61,487	$27,366

Our operating cash flow is primarily affected by the overall profitability of our contracts, our ability to invoice and collect from our clients in a timely manner, and our ability to manage our vendor payments. We bill most of our clients and prime contractors monthly after services are rendered. The increase in cash provided in 2006 was primarily due to the increased net income, significant collections of receivables, which reduced our receivables days-sales-outstanding from 83 days at December 31, 2005 to 73 days at December 31, 2006, and increased liabilities. The increase in liabilities is primarily due to increased accounts payable due to an increase in our other direct costs mix. The significant collection of receivables was the result of a focused effort by management. In addition, net cash flows from operating activities was impacted by the adoption of SFAS No. 123R, which required the reclassification of excess tax benefits from the exercise of stock options from operating cash flows to financing cash flows. The increase in 2005 over 2004 is primarily related to increased net income, final dividends of $3.0 million received from our investment in the Vosper-ManTech joint venture and a net cash inflow from discontinued operations of $14.2 million. In 2004, discontinued operations used cash of $12.0 million. The positive cash flow in discontinued operations for 2005 is due to the collection of all outstanding receivables on our Defense Security Services contract within our MSM subsidiary.

Cash flows from investing activities

	Year Ended December 31,
(in thousands)	2006	2005	2004
Cash used in investing activities from continuing operations:	$(25,244)	$(105,257)	$(17,008)
Cash used in investing activities from discontinued operations:	(465)	(360)	(432)

Cash used in investing activities:	$(25,709)	$(105,617)	$(17,440)

Our cash flow used in investing activities consists primarily of capital expenditures and business acquisitions offset by disposals of operations. Investing activities in 2006 include the acquisition of GRS Solutions, Inc for $19.8 million, purchases of equipment and software of $7.4 million offset by the sale of our NetWitness® operation for $2.0 million. Investing activities in 2005 included the acquisition of Gray Hawk for $101.2 million, net of cash acquired, and a $5.6 million final earn out payment related to the IDS acquisition offset by the disposal of METI for $7.0 million and sale of our 40% interest in the Vosper-ManTech joint venture for $1.7 million. Purchases of property, equipment and software totaled $7.1 million which included $2.0 million purchase of office buildings and land. Cash used in investing activities during 2004 included purchases of property, equipment and software of $6.2 million, acquisition of certain assets of ACS and earn out payments on prior year’s acquisitions. In the future, we expect to continue to acquire businesses which are consistent with our strategic plan for growth.

Cash flows from financing activities

	Year Ended December 31,
(in thousands)	2006	2005	2004
Cash (used in) provided by financing activities:	$(22,815)	$26,846	$3,854

Our cash flow provided by financing activities consists primarily of proceeds from exercise of stock options, tax benefits from the exercise of stock options and the net change on our credit facility. The net cash used in 2006 resulted primarily from paying down our line of credit with cash provided from operations, $42.4 million, offset by cash inflows from the exercise of stock options of $16.8 million and the impact of SFAS No. 123R. SFAS 123R requires that excess tax benefits be shown as a cash inflow from financing activities. Cash provided from financing in 2005 was the result of stock option exercises of $9.5 million and a net increase in borrowings on our credit facility to finance our acquisition of Gray Hawk in May 2005. The net cash provided by financing activities in 2004 was a result of proceeds from the exercise of stock options.

In January 2007, 243,040 shares of Class B Common Stock were converted to Class A Common Stock and surrendered to the Company to pay taxes of approximately $9.1 million applicable to the distribution of all the ManTech International Corporation Supplemental Executive Retirement Plan for the benefit of George J. Pedersen shares on Mr. Pedersen’s behalf. For additional information, see Note 10 Stockholders’ Equity and Stock Options in the notes to our consolidated financial statements in Item 8.

Credit Agreement

On February 25, 2004, we executed an Amended and Restated Credit and Security Agreement with Citizens Bank of Pennsylvania, in order to increase the capacity available under our prior loan agreement. The agreement initially provides for a $125 million revolving credit facility that can be increased to $200 million. The maturity date of the agreement is February 25, 2009. Our credit facility contains covenants that limit or restrict our ability to borrow additional money, merge or consolidate, sell or dispose of assets other than in the ordinary course of business, make acquisitions, enter into related-party transactions, pay dividends, and make certain capital expenditures. Our credit facility also requires us to maintain specified financial covenants related to asset coverage, fixed charge coverage, and debt coverage ratios. Borrowings under the agreement are collateralized by our assets and bear interest at the London Inter-Bank Offer Rate (LIBOR), or the lender’s base rate, plus market-rate spreads that are determined based on a company leverage ratio calculation. As of December 31, 2006, we were in compliance with all material covenants under the Credit Agreement.

We believe the capital resources available to us under our credit agreements and cash from our operations are adequate to fund our ongoing operations and to support the internal growth we expect to achieve for at least the next 12 months. We anticipate financing our external growth from acquisitions and our longer-term internal growth through one or more of the following sources: cash from operations; additional borrowing; issuance of equity; use of the existing revolving facility; or a refinancing of our credit facilities. At December 31, 2006, we have no debt outstanding under our credit facility.

Off-Balance Sheet Arrangements

Effective June 20, 2003, our lenders issued two letters of credit to Fianzas Guardiana Inbursa, S.A. (FGI) on behalf of GSE Systems, Inc. (GSE). As discussed in Note 12 to our consolidated financial statements in Item 8, prior to the sale of these investments on October 21, 2003, we held common and preferred stock in GSE and accounted for this investment using the equity method.

The first letter of credit, which was cancelled in March 2005, was in support of an advance payment bond of approximately $1.8 million, issued by FGI to a customer of GSE’s power business and had a term of 30 months. The second letter of credit, which was cancelled in August 2006, was in support of a performance bond of approximately $1.3 million issued by FGI to the same customer.

In exchange for issuing the letters of credit, we received 100,000 warrants to purchase GSE’s common stock at the market price of GSE’s common stock as of the close of business on July 8, 2003, as well as a 7% annual fee, paid on a quarterly basis, calculated on the total amount of the then-existing value of the letters of credit.

During 2006, George J. Pedersen, our Chairman of the Board and Chief Executive Officer, beneficially owned shares and options of GSE stock representing less than 5% of GSE. In 2006, Mr. Pedersen served on GSE’s board of directors and compensation committee.

Contractual Obligations

The following table is in thousands.

	Payments Due By Period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Debt obligations (1)	$—	$—	$—	$—	$—
Operating lease obligations (2)	80,639	15,332	24,871	27,287	13,149
Other long-term liabilities (3)	3,302	—	1,512	1,153	637
Accrued defined benefit obligations (4)	1,885	188	368	342	987

Total	$85,826	$15,520	$26,751	$28,782	$14,773

(1)	We had no debt outstanding at December 31, 2006. See Note 8 to our consolidated financial statements for additional information regarding debt and related matters.

(2)	Operating lease obligations have been reduced for the related amount disclosed in Other Long-term Liabilities as deferred rent (see below). See Note 14 to our consolidated financial statements in Item 8 for additional information regarding operating leases.

(3)	Other Long-term Liabilities at December 31, 2006 included approximately $3.3 million of deferred rent liabilities resulting from recording rent expenses on a straight-line basis over the life of the respective lease in accordance with Statement of Financial Accounting Standards (SFAS) No. 13, Accounting for Leases, and FASB Technical Bulletin No. 85-3, Accounting for Operating Leases with Scheduled Rent Increases.

(4)	Accrued defined benefit obligation includes approximately $1.9 million of pension obligations related to certain nonqualified supplemental defined benefit pension plans for certain retired employees of an acquired company. Amounts above are subject to change based on actuarial as well as the vital status of participants.

Gain on Disposal of Operations and Equity Method Investment

On October 31, 2006, we sold assets related to our NetWitness® operation to NetWitness Acquisition Corporation, an unrelated third party, for $2.0 million in cash and an equity stake in the new company of less than 5%. The sale of NetWitness® included $1.0 million in goodwill and a fully amortized intangible asset with a cost basis of $0.4 million. We recorded a pre-tax gain of approximately $1.0 million on the transaction. We continue to provide NetWitness® product and services to various federal government agencies through subcontracts with NetWitness Acquisition Corporation.

On February 11, 2005, we sold our METI subsidiary to another company, Alion Science and Technology Corporation. METI performs research and development in the fields of environmental and life sciences for the Environmental Protection Agency, the National Cancer Institute, the U.S. Air Force, and other federal government agencies. The financial terms of the arrangement included an all cash payment of $7.0 million, which resulted in a pre-tax gain of approximately $3.7 million net of selling cost in 2005. Although we have sold METI, we continue to provide professional services in the environmental area for various federal government agencies.

In December 2005, we sold our 40 percent interest in our Vosper-ManTech joint venture in the United Kingdom to Vosper Thornycroft Limited for approximately $4.3 million including accrued dividends. The sale resulted in a $1.6 million pre-tax gain recorded in gain on disposal of equity method investment.

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

On February 23, 2007, we sold MSM to MSM Security Services Holdings, LLC for $3.0 million in cash. The sale resulted in a gain of approximately $0.4 million recorded in the first quarter of 2007. MSM Security Services Holdings, LLC is solely owned by George J. Pedersen, ManTech’s Chairman and Chief Executive Officer. Mr. Pedersen presented an offer to the ManTech Board of Directors to purchase our MSM subsidiary. Mr. Pedersen’s offer exceeded the value of any other definitive offers extended to the Company.

After Mr. Pedersen presented a formal offer to the Company to purchase our MSM subsidiary, the Board formed a special committee comprised solely of independent directors to review, evaluate and determine the advisability of the transaction. The special committee retained the services of independent legal counsel and independent financial advisor to advise the special committee and assist it in connection with its duties. The special committee received a fairness opinion from the independent financial advisor. The special committee of the Board considered the opinions received from its advisors and unanimously recommended approval of the transaction to the independent members of the board, and the transaction was approved by ManTech’s independent directors.

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

Goodwill

Goodwill represents the excess of cost over the fair value of net tangible and identifiable intangible assets of acquired companies. Effective January 1, 2002, we adopted SFAS No. 142, and no longer amortize goodwill; rather, we review goodwill at least annually for impairment. We have elected to perform this review annually during the second quarter of each calendar year and no adjustments were necessary. Until the adoption of SFAS No. 141 and SFAS No. 142 on January 1, 2002, we amortized goodwill on a straight-line basis over periods ranging from two to twenty years.

As noted above in our discussion of “Discontinued Operations” we recorded a loss accrual for the impairment of goodwill related to MSM at December 31, 2005.

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

Information about the fair value of stock options under the Black-Scholes model and its pro forma impact on the Company’s net earnings and earnings per share for the historical periods is illustrated in Note 10 of our consolidated financial statements under Accounting for Stock-based Compensation in Item 8.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132(R).” SFAS 158, which represents the completion of the first phase in the FASB’s postretirement benefits accounting project, applies to all plan sponsors who offer defined postretirement benefit plans and requires an entity to:

•	Recognize in its balance sheet an asset for a defined benefit postretirement plan’s over-funded status or a liability for a plan’s under-funded status.

•	Measure a defined benefit postretirement plan’s assets and obligations that determine its funded status as of the end of the employer’s fiscal year.

•	Recognize changes in the funded status of a defined benefit postretirement plan in comprehensive earnings in the year in which the changes occur.

SFAS 158 does not change the amount of net periodic benefit cost included in net earnings. The requirement to recognize the funded status of a defined benefit postretirement plan and the disclosure requirements are effective for fiscal years ending after December 15, 2006 for public entities. Accordingly, we made adjustments to initially adopt SFAS 158 in the fourth quarter of 2006. The requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year end balance sheet is effective for fiscal years ending after December 15, 2008.

As of December 31, 2006, we had recorded current and non-current pension liabilities of $0.2 million and $1.7 million, respectively and a deferred tax asset of $0.8 million. For additional information required to be disclosed in accordance with SFAS 158, see Note 11 to the Consolidated Financial Statements in Item 8.

In June 2006, the FASB issued Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes—An interpretation of FASB Statement No. 109,” which clarifies the accounting for uncertainty in tax positions. FIN 48 seeks to reduce the diversity in accounting practices used in regards to uncertain tax positions by prescribing a recognition threshold and measurement criteria for benefits related to income taxes. The provisions of FIN 48 are effective for all reporting periods beginning after December 15, 2006. Effective January 1, 2007, we will be required to apply the provisions of FIN 48 to all tax positions with any cumulative effect being recognized as an adjustment to retained earnings. We do not expect the adoption of FIN 48 to have a significant impact on our consolidated financial statements or effective tax rate.

In September 2006, the FASB issued Statement No. 157 (SFAS 157), “Fair Value Measurements”, which addresses how companies should measure fair value when they are required to use a fair value measure for recognition or disclosure purposes under generally accepted accounting principles. SFAS 157 is effective for fiscal years beginning after November 15, 2007. At this time, we are assessing the impact the adoption of SFAS 157 will have on our consolidated financial statements.

In February 2007, the FASB issued Statement No. 159 (SFAS 159), “The Fair Value Option for Financial Assets and Liabilities—Including an amendment of FASB Statement No. 115”, which permits entities to measure eligible items at fair value. For items where the fair value election is made, the company will be required to report unrealized gains or losses in earnings. SFAS 159 is effective for fiscal years beginning after November 15, 2007. At this time, we are assessing the impact the adoption of SFAS 159 will have on our consolidated financial statements.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Our exposure to market risk relates to changes in interest rates for borrowings under our revolving credit facility. We have no debt under revolving credit facility at December 31, 2006. Borrowings under our revolving credit facility bear interest at variable rates. A hypothetical 10% increase in interest rates would have increased our annual interest expense for the year ended December 31, 2006 by less than $0.2 million.

In December 2001, we entered into an interest swap agreement in order to reduce our exposure associated with the market volatility of fixed LIBOR interest rates. This agreement had a notional principal amount of $25.0 million and, as of December 31, 2004, had a rate of 6.83%. This agreement was a hedge against revolving debt of $25.0 million, which contained interest at monthly floating LIBOR plus a margin currently at 1.00%. At stated monthly intervals the difference between the interest on the floating LIBOR-based debt and the interest calculated in the swap agreement was settled in cash. This agreement expired in December 2005. We have no other interest rate swap outstanding during 2006.

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

Item 8. Financial Statements and Supplementary Data

R EPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

ON THE CONSOLIDATED FINANCIAL STATEMENTS

AND FINANCIAL STATEMENT SCHEDULE

To the Board of Directors and Stockholders of ManTech International Corporation

Fairfax, Virginia

We have audited the accompanying consolidated balance sheets of ManTech International Corporation and subsidiaries (the “Company”) as of December 31, 2006 and 2005, and the related consolidated statements of income, comprehensive income, changes in stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2006. Our audits also included the financial statement schedule listed at Item 15(a)(2). These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of ManTech International Corporation and subsidiaries as of December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 10 to the consolidated financial statements, effective January 1, 2006, the Company changed its method of accounting for stock-based compensation to conform to FASB Statement No. 123(R), Share-Based Payment.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 9, 2007 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

McLean, Virginia

March 9, 2007

M ANTECH INTERNATIONAL CORPORATION

CONSOLIDATED BALANCE SHEETS

(Dollars in Thousands)

	December 31,
	2006	2005
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$41,484	$5,662
Receivables—net	236,436	239,676
Prepaid expenses and other	13,182	7,393
Assets of operations held for sale	3,808	4,831

Total Current Assets	294,910	257,562
Property and equipment—net	13,881	11,713
Goodwill	238,322	227,747
Other intangibles—net	40,180	35,602
Employee supplemental savings plan assets	15,427	11,902
Other assets	10,532	11,459

TOTAL ASSETS	$613,252	$555,985

See notes to consolidated financial statements.

MANTECH INTERNATIONAL CORPORATION

CONSOLIDATED BALANCE SHEETS (Continued)

(Dollars in Thousands, Except Per Share Amounts)

	December 31,
	2006	2005
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of debt	$—	$42,502
Accounts payable and accrued expenses	72,101	57,933
Accrued salaries and related expenses	47,356	41,428
Deferred income taxes—current	—	663
Billings in excess of revenue earned	5,284	6,611
Liabilities of operations held for sale	2,008	4,978

Total Current Liabilities	126,749	154,115
Debt—net of current portion	—	21
Accrued retirement	16,750	13,054
Other long-term liabilities	3,302	3,282
Deferred income taxes—non-current	7,452	6,920

TOTAL LIABILITIES	154,253	177,392

COMMITMENTS AND CONTINGENCIES	—	—

STOCKHOLDERS’ EQUITY:
Common stock, Class A—$0.01 par value; 150,000,000 shares authorized; 19,020,181 and 18,016,328 shares issued and outstanding at December 31, 2006 and 2005, respectively	190	180
Common stock, Class B—$0.01 par value; 50,000,000 shares authorized; 15,032,293 and 15,065,293 shares issued and outstanding at December 31, 2006 and 2005, respectively	150	151
Additional paid-in capital	263,409	233,360
Retained earnings	195,604	144,903
Accumulated other comprehensive loss	(137)	(1)
Unearned ESOP shares	(217)	—
Deferred compensation	640	640
Shares held in grantor trust	(640)	(640)

TOTAL STOCKHOLDERS’ EQUITY	458,999	378,593

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$613,252	$555,985

See notes to consolidated financial statements.

M ANTECH INTERNATIONAL CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(In Thousands Except Per Share Amounts)

	Year Ended December 31,
	2006	2005	2004
REVENUES	$1,137,178	$980,290	$826,928
Cost of services	944,150	805,853	677,223
General and administrative expenses	102,378	90,083	81,238

OPERATING INCOME	90,650	84,354	68,467
Gain on disposal of operations	(955)	(3,698)	—
Interest expense, net	1,566	2,271	1,927
Other (income) expense, net	(416)	330	(554)

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES AND EQUITY EARNINGS	90,455	85,451	67,094
Provision for income taxes	(34,825)	(34,317)	(25,743)
Equity in earnings of unconsolidated subsidiaries	—	471	567
Gain on disposal of equity method investment	—	1,590	—

INCOME FROM CONTINUING OPERATIONS	55,630	53,195	41,918
Loss from discontinued operations, net of taxes	4,929	9,002	17,211

NET INCOME	$50,701	$44,193	$24,707

BASIC EARNINGS (LOSS) PER SHARE:
Class A common stock
Income from continuing operations	$1.66	$1.62	$1.30
(Loss) from discontinued operations, net of taxes	(0.15)	(0.27)	(0.54)

Class A basic earnings per share	$1.51	$1.35	$0.76

Weighted average common shares outstanding	18,450	17,767	17,227

Class B common stock
Income from continuing operations	$1.66	$1.62	$1.30
(Loss) from discontinued operations, net of taxes	(0.15)	(0.27)	(0.54)

Class B basic earnings per share	$1.51	$1.35	$0.76

Weighted average common shares outstanding	15,062	15,065	15,075

DILUTED EARNINGS (LOSS) PER SHARE:
Class A common stock
Income from continuing operations	$1.64	$1.60	$1.29
(Loss) from discontinued operations, net of taxes	(0.15)	(0.27)	(0.53)

Class A diluted earnings per share	$1.49	$1.33	$0.76

Weighted average common shares outstanding	18,893	18,208	17,404

Class B common stock
Income from continuing operations	$1.64	$1.60	$1.29
(Loss) from discontinued operations, net of taxes	(0.15)	(0.27)	(0.53)

Class B diluted earnings per share	$1.49	$1.33	$0.76

Weighted average common shares outstanding	15,062	15,065	15,075

See notes to consolidated financial statements.

M ANTECH INTERNATIONAL CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In Thousands)

	Year Ended December 31,
	2006	2005	2004
NET INCOME	$50,701	$44,193	$24,707

OTHER COMPREHENSIVE (LOSS) INCOME:
Cash flow hedge	—	152	970
Translation adjustments	(43)	(358)	419
Adoption of SFAS No. 158, net of tax	(93)	—	—

Total other comprehensive (loss) income	(136)	(206)	1,389

COMPREHENSIVE INCOME	$50,565	$43,987	$26,096

See notes to consolidated financial statements.

M ANTECH INTERNATIONAL CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Dollars in Thousands)

	December 31,
	2006	2005	2004
Common Stock, Class A
At beginning of year	$180	$174	$170
Stock option exercises	8	5	3
Conversion Class B to Class A common stock	1	—	—
Contribution of Class A common stock to Employee Stock Ownership Plan (ESOP)	1	1	1

At end of year	190	180	174

Common Stock, Class B
At beginning of year	151	$151	$151
Conversion Class B to Class A common stock	(1)	—	—

At end of year	150	151	151

Additional Paid-In Capital
At beginning of year	233,360	219,664	212,564
Stock option exercises	16,781	9,502	3,928
Tax benefit from the exercise of stock options	4,362	1,895	771
Stock option expense	5,830	18	76
Contribution of Class A common stock to ESOP	3,076	2,281	2,325

At end of year	263,409	233,360	219,664

Retained Earnings
At beginning of year	144,903	100,710	76,003
Net income	50,701	44,193	24,707

At end of year	195,604	144,903	100,710

Accumulated Other Comprehensive (Loss) Income
At beginning of year	(1)	205	(1,184)
Cash flow hedge, net of tax	—	152	970
Translation adjustments, net of tax	(43)	(358)	419
Adoption of SFAS No. 158, net of tax	(93)	—	—

At end of year	(137)	(1)	205

Unearned ESOP Shares
At beginning of year	—	(381)	—
Unearned ESOP shares in excess of obligation	(217)	381	(381)

At end of year	(217)	—	(381)

Deferred Compensation
At beginning of year	640	640	640

At end of year	640	640	640

Shares Held in Grantor’s Trust
At beginning of year	(640)	(640)	(640)

At end of year	(640)	(640)	(640)

Total Stockholders’ Equity	$458,999	$378,593	$320,523

See notes to consolidated financial statements.

M ANTECH INTERNATIONAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in Thousands)

	Year Ended December 31,
	2006	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$50,701	$44,193	$24,707
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in earnings of unconsolidated subsidiaries	—	(503)	(574)
Loss from discontinued operations—net of tax	4,929	9,002	17,211
Gain on disposal of operations	(955)	(3,698)	—
Gain on disposal of equity method investment	—	(1,590)
Unrealized gain on warrants	(543)	—	—
Stock-based compensation	5,830	18	76
Tax benefits from exercise of stock options	1,444	1,895	771
Deferred income taxes	(1,423)	(1,625)	(16,056)
Depreciation and amortization	10,019	8,642	6,830
Change in assets and liabilities—net of effects from acquired and disposed businesses:
Receivables-net	5,180	(27,252)	(19,758)
Prepaid expenses and other	(4,397)	2,418	7,992
Accounts payable and accrued expenses	13,677	6,175	10,237
Accrued salaries and related expenses	4,777	3,538	5,469
Billings in excess of revenue earned	(1,327)	1,071	1,892
Accrued retirement	3,546	(381)	1,521
Dividends from Vosper—Mantech Limited	—	2,962	357
Other	(701)	2,460	(1,318)

Net cash flow from operating activities of continuing operations	90,757	47,325	39,357
Net cash flow from discontinued operations	(6,411)	14,162	(11,991)

Net cash flow from operating activities	84,346	61,487	27,366

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(5,154)	(5,614)	(4,530)
Investment in capitalized software for internal use	(2,245)	(1,489)	(1,503)
Investment in capitalized software products	—	—	(120)
Purchase of minority interest in MASI UK	—	(86)	—
Acquisition of businesses, net of cash acquired	(19,845)	(106,798)	(10,855)
Proceeds from disposal of operations and equity method investment	2,000	8,730	—

Net investing cash flow from continuing operations	(25,244)	(105,257)	(17,008)
Net investing cash flow from discontinued operations	(465)	(360)	(432)

Net cash flow from investing activities	(25,709)	(105,617)	(17,440)

See notes to consolidated financial statements.

MANTECH INTERNATIONAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(Dollars in Thousands)

	Year Ended December 31,
	2006	2005	2004
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	16,790	9,507	3,931
Excess tax benefits from the exercise of stock options	2,918	—	—
Net (decrease) increase in borrowing under lines of credit	(42,402)	17,402	—
Repayment of notes payable	(121)	(63)	(77)

Net cash flow from financing activities	(22,815)	26,846	3,854

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	35,822	(17,284)	13,780
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	5,662	22,946	9,166

CASH AND CASH EQUIVALENTS, END OF PERIOD	$41,484	$5,662	$22,946

SUPPLEMENTAL CASH FLOW INFORMATION
Noncash financing activities:
ESOP Contributions	$2,859	$2,663	$1,945

See notes to consolidated financial statements.

N OTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2006, 2005 and 2004

1. Description of the Business

ManTech International Corporation (“ManTech” or the “Company”) is a leading provider of innovative technologies and solutions for mission-critical national security programs for the Intelligence Community, the Departments of Defense, State, Homeland Security, and Justice, and other U.S. federal government agencies. Our expertise includes engineering, systems integration, software services, enterprise architecture, information assurance and security architecture, intelligence operations and analysis support, network and critical infrastructure protection, information operations and computer forensics, information technology, communications integration, and engineering support. With nearly 5,600 highly-qualified employees, we operate in the United States and over 40 countries worldwide.

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

MANTECH INTERNATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Depreciation and Amortization—Furniture and office equipment are depreciated using the straight-line method with estimated useful lives ranging from five to fifteen years. Leasehold improvements are amortized using the straight-line method over the term of the lease. Office buildings are depreciated using the straight-line method with estimated useful lives of twenty-five years.

Inventory—Inventory is included in prepaid and other expenses in our consolidated balance sheet and is carried at the lower of cost or market. Cost is computed on a specific identification basis. We had an inventory valuation allowance of $0.6 million at December 31, 2006 and 2005.

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

Software Development Costs—We account for software development costs related to software products for sale, lease or otherwise marketed in accordance with Statement of Financial Accounting Standards (SFAS) No. 86, Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed. For projects fully funded by us, significant development costs are capitalized from the point of demonstrated technological feasibility until the point in time that the product is available for general release to customers. Once the product is available for general release, capitalized costs are amortized based on units sold, or on a straight-line basis over a five-year period or other such shorter period as may be required. We recorded $1.1 million, $1.3 million, and $1.5 million per year of amortization expense for the years ended December 31, 2006, 2005 and 2004, respectively. Capitalized software costs included in Other Intangibles at December 31, 2006 and 2005, were $3.0 million and $3.6 million per year, respectively. We had an impairment reserve for software development cost of $0.3 million at December 31, 2006 and 2005.

Impairment of Long-Lived Assets—Whenever events or changes in circumstances indicate that the carrying amount of long-lived assets may not be fully recoverable, we evaluate the probability that future undiscounted

MANTECH INTERNATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

net cash flows, without interest charges, will be less than the carrying amount of the assets. If any impairment were indicated as a result of this review, we would recognize a loss based on the amount by which the carrying amount exceeds the estimated fair value. We believe that no impairments exist as of December 31, 2006.

Employee Supplemental Savings Plan (ESSP) Assets—We maintain several non-qualified defined contribution supplemental retirement plans for certain key employees that are accounted for in accordance with Emerging Issues Task Force (EITF) Issue No. 97-14, Accounting for Deferred Compensation Arrangements Where Amounts Earned Are Held in a Rabbi Trust and Invested, as the underlying assets are held in rabbi trusts with investments directed by the respective employee. A rabbi trust is a grantor trust generally set up to fund compensation for a select group of management and the assets of this trust are available to satisfy the claims of general creditors in the event of bankruptcy of the company. As required by EITF 97-14, the assets held by the rabbi trusts are recorded at fair value in the consolidated financial statements as Employee Supplemental Savings Plan Assets with a related liability to employees recorded as a deferred compensation liability in Accrued Retirement.

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

Comprehensive Income (Loss)—Comprehensive income is presented in the Consolidated Statements of Changes in Stockholders’ Equity. Comprehensive income (loss) consists of net income (loss), unrealized gains or losses on our cash flow hedge, unrealized holding gain on available for sale securities, changes in our unfunded pension liability, and foreign currency translation adjustments.

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

Information about the fair value of stock options under the Black-Scholes model and its pro forma impact on the Company’s net earnings and earnings per share for the historical periods is illustrated in Note 10.

MANTECH INTERNATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132(R).” SFAS 158, which represents the completion of the first phase in the FASB’s postretirement benefits accounting project, applies to all plan sponsors who offer defined postretirement benefit plans and requires an entity to:

•	Recognize in its balance sheet an asset for a defined benefit postretirement plan’s over-funded status or a liability for a plan’s under-funded status.

•	Measure a defined benefit postretirement plan’s assets and obligations that determine its funded status as of the end of the employer’s fiscal year.

•	Recognize changes in the funded status of a defined benefit postretirement plan in comprehensive earnings in the year in which the changes occur.

SFAS 158 does not change the amount of net periodic benefit cost included in net earnings. The requirement to recognize the funded status of a defined benefit postretirement plan and the disclosure requirements are effective for fiscal years ending after December 15, 2006 for public entities. Accordingly, we made adjustments to initially adopt SFAS 158 in the fourth quarter of 2006. The requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year end balance sheet is effective for fiscal years ending after December 15, 2008.

As of December 31, 2006, we had recorded current and non-current pension liabilities of $0.2 million and $1.7 million, respectively and a deferred tax asset of $0.8 million. See Note 11 for additional information required to be disclosed in accordance with SFAS 158.

In June 2006, the FASB issued Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes—An interpretation of FASB Statement No. 109,” which clarifies the accounting for uncertainty in tax positions. FIN 48 seeks to reduce the diversity in accounting practices used in regards to uncertain tax positions by prescribing a recognition threshold and measurement criteria for benefits related to income taxes. The provisions of FIN 48 are effective for all reporting periods beginning after December 15, 2006. Effective January 1, 2007, we will be required to apply the provisions of FIN 48 to all tax positions with any cumulative effect being recognized as an adjustment to retained earnings. We do not expect the adoption of FIN 48 to have a significant impact on our consolidated financial position, results of operations, or effective tax rate.

In September 2006, the FASB issued Statement No. 157 (SFAS 157), “Fair Value Measurements”, which addresses how companies should measure fair value when they are required to use a fair value measure for recognition or disclosure purposes under generally accepted accounting principles. SFAS 157 is effective for fiscal years beginning after November 15, 2007. At this time, we are assessing the impact the adoption of SFAS 157 will have on our statement of financial position and statement of operations.

In February 2007, the FASB issued Statement No. 159 (SFAS 159), “The Fair Value Option for Financial Assets and Liabilities—Including an amendment of FASB Statement No. 115”, which permits entities to measure eligible items at fair value. For items where the fair value election is made, the company will be required to report unrealized gains or losses in earnings. SFAS 159 is effective for fiscal years beginning after November 15, 2007. At this time, we are assessing the impact the adoption of SFAS 159 will have on our consolidated financial statements.

MANTECH INTERNATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

3. Earnings per Share

In SFAS No. 128, “Earnings per Share (as amended)”, the two-class method is an earnings allocation formula that determines earnings per share for each class of common stock according to dividends declared (or accumulated) and participation rights in undistributed earnings. Under that method, basic and diluted EPS data are presented for each class of common stock.

In applying the two-class method, we determined that undistributed earnings should be allocated equally on a per share basis between Class A and Class B Common Stock. Under the Company’s Certificate of Incorporation, the holders of the Common Stock shall be entitled to participate ratably, on a share-for-share basis as if all shares of Common Stock were of a single class, in such dividends, as may be declared by the Board of Directors from time to time.

Basic earnings per share has been computed by dividing net income available to common stockholders by the weighted average number of shares of common stock outstanding during each period. Shares issued during the period and shares reacquired during the period are weighted for the portion of the period in which the shares were outstanding. Diluted earnings per share has been computed in a manner consistent with that of basic earnings per share while giving effect to all potentially dilutive common shares that were outstanding during each period. The weighted average number of common shares outstanding is computed as follows (in thousands):

	Year Ended December 31,
	2006	2005	2004
Numerator for net income per Class A and Class B common stock:
Net income	$50,701	$44,193	$24,707

Numerator for basic net income Class A common stock	$27,913	$23,915	$13,177
Numerator for basic net income Class B common stock	$22,788	$20,278	$11,530

Numerator for diluted net income Class A common stock	$28,211	$24,184	$13,239
Numerator for diluted net income Class B common stock	$22,490	$20,009	$11,468

Basic weighted average common shares outstanding
Class A common stock	18,450	17,767	17,227
Class B common stock	15,062	15,065	15,075

Effect of potential exercise of stock options
Class A common stock	443	441	177
Class B common stock	—	—	—

Diluted weighted average common shares outstanding—Class A	18,893	18,208	17,404

Diluted weighted average common shares outstanding—Class B	15,062	15,065	15,075

For the years ended December 31, 2006 and 2005, options to purchase 602 thousand and 109 thousand shares, respectively, weighted for the portion of the period in which they were outstanding, were outstanding but not included in the computation of diluted earnings per share because the options’ effect would have been anti-dilutive. For the years ended December 31, 2006 and 2005, shares issued from the exercise of stock options were 874 thousand and 540 thousand, respectively.

4. Business Segment and Geographic Area Information

We operate as one segment, delivering a broad array of information technology and technical services solutions under contracts with the U.S. government, state and local governments, and commercial customers. Our federal government customers typically exercise independent contracting authority, and even offices or divisions

MANTECH INTERNATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

within an agency or department may directly, or through a prime contractor, use our services as a separate customer so long as that customer has independent decision-making and contracting authority within its organization. Revenues from the U.S. government under prime contracts and subcontracts, as compared to total contract revenues, were approximately 97.8%, 98.0% and 98.1% for the years ended December 31, 2006, 2005 and 2004, respectively. There were no sales to any customers within a single country (except for the United States) where the sales accounted for 10% or more of total revenue. We treat sales to U.S. government customers as sales within the United States regardless of where the services are performed. Substantially all assets of continuing operations were held in the United States for the years ended December 31, 2006, 2005 and 2004. Revenues by geographic customer and the related percentages of total revenues for the years ended December 31, 2006, 2005 and 2004, were as follows (in thousands):

	Year Ended December 31,
	2006		2005		2004
United States	$1,124,888	98.9%	$973,084	99.3%	$821,685	99.4%
International	12,290	1.1	7,206	0.7	5,243	0.6

	$1,137,178	100.0%	$980,290	100.0%	$826,928	100.0%

In 2006, our Countermine contract exceeded 10% of revenues for the third and fourth quarters. During 2005, we had one contract, Regional Logistics Support to the Warfighter, in continuing operations exceed 10% of our revenue. There were no contracts in continuing operations that met these thresholds in 2004 (in thousands).

	Year Ended December 31,
	2006	%	2005	%	2004	%
Revenues from external customers:
Regional Logistics Support to the Warfighter contract	$86,101	8%	$110,001	11%	$61,221	7%
Countermine	102,435	9%	—	0%	—	0%
All other contracts	948,642	83%	870,289	89%	765,707	93%

ManTech Consolidated	$1,137,178	100%	$980,290	100%	$826,928	100%

Operating Income:
Regional Logistics Support to the Warfighter contract	$5,679	6%	$7,071	8%	$5,080	7%
Countermine	3,422	4%	—	0%	—	0%
All other contracts	81,549	90%	77,283	92%	63,387	93%

ManTech Consolidated	$90,650	100%	$84,354	100%	$68,467	100%

Receivables:
Regional Logistics Support to the Warfighter contract	$11,188	5%	$31,696	13%	$19,173	10%
Countermine	16,962	7%	—	0%	—	0%
All other contracts	208,286	88%	207,980	87%	176,913	90%

ManTech Consolidated	$236,436	100%	$239,676	100%	$196,086	100%

Disclosure items required under SFAS No. 131 including interest revenue, interest expense, depreciation and amortization, costs for stock-based compensation programs, certain unallowable costs as determined under Federal Acquisition Regulations, and expenditures for segment assets are not applicable as we review those items on a consolidated basis.

MANTECH INTERNATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

5. Revenues and Receivables

We deliver a broad array of information technology and technical services solutions under contracts with the U.S. government, state and local governments, and commercial customers. Revenues from the U.S. government under prime contracts and subcontracts, as compared to total contract revenues, were approximately 97.8%, 98.0% and 98.1% for the years ended December 31, 2006, 2005 and 2004, respectively. Approximately 24.7%, 26.8%, and 28.7% of our revenues were generated under cost-reimbursable contracts for the years ended December 31, 2006, 2005 and 2004, respectively. The components of contract receivables are as follows (in thousands):

	Year ended December 31,
	2006	2005
Billed receivables	$211,561	$204,793
Unbilled receivables:
Amounts billable	21,885	30,221
Revenues recorded in excess of estimated contract value or funding	2,832	4,100
Revenues recorded in excess of milestone billings on fixed price contracts	3,976	3,737
Retainage	1,680	1,935
Allowance for doubtful accounts	(5,498)	(5,110)

	$236,436	$239,676

Amounts billable consist principally of amounts to be billed within the next month. Revenues recorded in excess of contract value or funding are billable upon receipt of contractual amendments or other modifications. Revenues recorded in excess of milestone billings on fixed price contracts consist of amounts not expected to be billed within the next month. The retainage is billable upon completion of DCAA audit. At December 31, 2006, the amount of receivables that we expect to collect after one year is $5.9 million.

6. Property and Equipment

Major classes of property and equipment are summarized as follows (in thousands):

	December 31,
	2006	2005
Furniture and equipment	$24,607	$22,097
Land/Buildings	2,010	2,028
Leasehold improvements	10,614	7,962

	37,231	32,087
Less: Accumulated depreciation and amortization	(23,350)	(20,374)

	$13,881	$11,713

Depreciation and amortization expense for the years ended December 31, 2006, 2005 and 2004 was $3.1 million, $3.0 million, and $2.4 million, respectively.

7. Goodwill and Other Intangibles

SFAS No. 142, Goodwill and Other Intangible Assets requires, among other things, the discontinuance of goodwill amortization. Under SFAS 142, goodwill is to be reviewed at least annually for impairment; we have elected to perform this review annually during the second quarter each calendar year. These reviews have resulted in no adjustments in goodwill.

MANTECH INTERNATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

On October 31, 2006, we sold assets related to our NetWitness® operation. The sale of NetWitness® included $1.0 million in goodwill and a fully amortized intangible asset with a cost basis of $0.4 million, see Note 17.

On October 5, 2006, we acquired all outstanding shares of GRS Solutions, Inc., see Note 15. At December 31, 2006, goodwill and other intangibles from the GRS acquisition totaled $19.2 million.

In February 2005, we classified our ManTech MSM Security Services, Inc. (MSM) subsidiary as discontinued (refer to Note 16: Discontinued Operations). As required under SFAS No. 144—Accounting for the Impairment or Disposal of Long-Lived Assets, we have reclassified assets of MSM as assets of operations held for sale for all periods presented. At December 31, 2005, we recorded a loss accrual of $3.6 million on the valuation of these assets based on offers received from potential buyers in early 2006. The loss accrual reflects the write-off of intangible assets including goodwill, net of taxes. It also included a valuation allowance of $1.3 million for deferred state income tax assets related to net operating losses carried forward, which are not expected to be realized.

On February 11, 2005, we sold our ManTech Environmental Technology, Inc. (METI) subsidiary (refer to Note 17: Gain on Disposal of Operations and Equity Method Investment). For the period ended December 31, 2004, we had $1.4 million in Goodwill associated with METI.

On May 31, 2005, we completed the acquisition of 100 percent of outstanding shares of Gray Hawk Systems, Inc. (refer to Note 15: Acquisitions).

The components of goodwill and other intangibles are as follows (in thousands):

	December 31,
	2006	2005
Goodwill	$248,429	$237,854
Other intangibles	69,366	58,380

	317,795	296,234
Less: Accumulated amortization	(39,293)	(32,885)

	$278,502	$263,349

	December 31, 2006			December 31, 2005
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized intangible assets:
Contract rights	$45,115	$13,560	$31,555	$37,230	$9,875	$27,355
Capitalized software cost for sale	12,150	9,179	2,971	12,072	8,458	3,614
Capitalized software cost for internal use	12,101	6,447	5,654	9,078	4,445	4,633

	$69,366	$29,186	$40,180	$58,380	$22,778	$35,602

Aggregate amortization expense for the years ended December 31, 2006, 2005, 2004 was $6.9 million, $5.6 million and $4.4 million, respectively.

Estimated amortization expense (in thousands):

Year ending:
December 31, 2007	$6,982
December 31, 2008	$5,654
December 31, 2009	$5,304
December 31, 2010	$4,447
December 31, 2011	$2,302

MANTECH INTERNATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

We recorded zero valuation allowance expense for capitalized software for sale in 2006 or 2005 and $0.3 million for the year ended 2004.

8. Debt

	December 31,
	2006	2005
Borrowings under the Amended and Restated Credit and Security Agreement (in thousands):
Revolving credit facility	$—	$42,400
Other notes	—	123

Total debt	—	42,523
Less: Current portion of debt	—	42,502

Debt—net of current portion	$—	$21

We maintain a Credit and Security Agreement with Citizens Bank of Pennsylvania. The agreement initially provides for a $125 million credit facility that can be increased to $200 million. The maturity date of the agreement is February 25, 2009.

The maximum available borrowing under revolving credit facility at December 31, 2006 was $124.2 million. As of December 31, 2006, we were contingently liable under letters of credit totaling $0.8 million, which reduces the availability to borrow under the revolving portion of the facility. Borrowings under the Agreement are collateralized by our eligible contract receivables, inventory, all of our stock in certain of our subsidiaries and certain property and equipment, and bear interest at the agreed-upon London Inter-Bank Offer Rate (LIBOR) plus 1.00% or the lender’s prime rate, plus market-rate spreads that are determined based on a company leverage ratio calculation. At December 31, 2006, the bank’s prime rate was 8.25%. The aggregate annual weighted average interest rates were 4.14%, 6.56% and 8.03% for 2006, 2005 and 2004, respectively.

Our credit facility requires us to maintain specified financial covenants relating to fixed charge coverage, interest coverage, and debt coverage, and maintain a certain level of consolidated net worth. As of, and during, the years ended December 31, 2006 and 2005, we were in compliance with each of these financial covenants. The weighted average borrowings under the revolving portion of the facility and the prior agreement during the years ended December 31, 2006, 2005 and 2004, were $28.4 million, $54.7 million, and $30.7 million, respectively.

We had no debt outstanding at December 31, 2006.

The total interest paid was $2.3 million, $3.5 million and $2.4 million, for the years ended December 31, 2006, 2005 and 2004, respectively.

In the four years prior to 2006, we used an interest rate swap agreement to manage exposure to fluctuations in interest rates. This agreement was placed on December 17, 2001 and ended December 16, 2005. The agreement had a fixed LIBOR rate of 6.83% and was settled in cash on a monthly basis.

In an interest rate swap, we agree to exchange the difference between a variable interest rate and either a fixed or another variable interest rate, multiplied by a notional principal amount. In 2005, our swap agreement terminated resulting in a final adjustment through Other Comprehensive Income of a $0.2 million loss, net of related taxes.

MANTECH INTERNATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The domestic and foreign components of income before provision for income taxes and minority interest, and without discontinued operations, were as follows (in thousands):

	Year Ended December 31,
	2006	2005	2004
Domestic	$90,225	$85,749	$67,157
Foreign	230	1,795	511

	$90,455	$87,544	$67,668

The provision for income taxes was comprised of the following components (in thousands), and without discontinued operations:

	Year Ended December 31,
	2006	2005	2004
Current provision:
Federal	$30,723	$29,407	$27,747
State	5,297	5,380	8,440
Foreign	228	637	344

	36,248	35,424	36,531

Deferred provision (benefit):
Federal	(1,192)	(997)	(6,834)
State	(231)	(110)	(3,954)

	(1,423)	(1,107)	(10,788)

Total provision for income taxes	$34,825	$34,317	$25,743

Net income tax provision (benefit) on discontinued operations was ($2.6) million, ($3.4) million and ($10.6) million; and the effective rate tax rates were 35.0%, 27.3% and 38.0%; for the years ended December 31, 2006, 2005, and 2004, respectively.

MANTECH INTERNATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The provision for income taxes varies from the amount of income tax determined by applying the applicable U.S. statutory tax rate to pre-tax income as a result of discontinued operations and the following:

	Year Ended December 31,
	2006	2005	2004
Statutory U.S. Federal tax rate	35.0%	35.0%	35.0%
Increase (decrease) in rate resulting from:
State taxes—net of Federal benefit	3.6	3.8	4.3
Foreign taxes	(0.1)	(0.5)	(0.1)
Adjustment to prior year’s Federal, state and foreign taxes	(0.3)	(0.5)	(3.0)
Nondeductible items:
Meals and entertainment	0.3	0.1	0.2
Goodwill amortization	—	0.5	—
Compensation	(0.1)	0.6	1.1
Other, net	0.1	0.2	0.5

Effective tax rate	38.5%	39.2%	38.0%

The Company paid income taxes, net of refunds, of $30.4 million, $35.7 million, and $22.2 million for the years ended December 31, 2006, 2005 and 2004, respectively.

Deferred income taxes arise from temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements. A summary of the tax effect of the significant components of deferred income taxes, without discontinued operation, follows (in thousands):

	December 31,
	2006	2005
Gross deferred tax liabilities:
Unbilled receivables	$3,500	$6,219
Goodwill and other assets	17,050	12,991
Property & Equipment	140	546

Total deferred tax liabilities	20,690	19,756

Gross deferred tax assets:
Capital and State operating loss carryforwards	(1,888)	(433)
Retirement and other liabilities	(13,481)	(9,552)
Allowance for potential contract losses and other contract reserves	(2,704)	(2,188)

Total deferred tax assets	(18,073)	(12,173)

Valuation Allowance	1,963	—

Net deferred tax liabilities	$4,580	$7,583

The tax benefits associated with nonqualified stock options and disqualifying dispositions of incentive stock options reduced the current taxes payable by $4.4 million in 2006 and $1.9 million in 2005. Such benefits were recorded as an increase to additional paid-in capital.

At December 31, 2006, we had capital loss carryforwards of $0.2 million that expire in 2009. At December 31, 2006, we had state net operating losses of approximately $2.6 million that expire beginning 2007 through 2018.

MANTECH INTERNATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In 2005, a $1.3 million valuation allowance against certain state net operating losses incurred by our MSM subsidiary was reflected in discontinued operations. In 2006, this valuation allowance increased to $2.0 million and was transferred into continuing operations after the merger of MSM, Inc. into MSM, LLC on December 18, 2006.

10. Stockholders’ Equity and Stock Options

Common Stock—We have 150,000,000 shares of authorized Class A common stock, par value $0.01 per share. We have 50,000,000 shares of authorized Class B common stock, par value $0.01 per share. On December 31, 2006, there were 19,020,181 shares of Class A common stock outstanding and 15,032,293 shares of Class B common stock outstanding.

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

Preferred Stock—We are authorized to issue an aggregate of 20,000,000 shares of preferred stock, $0.01 par value per share, the terms and conditions of which are determined by our board of directors upon issuance. The rights, preferences and privileges of holders of our common stock are subject to, and may be adversely affected by, the rights of holders of any shares of preferred stock that we may designate and issue in the future. At December 31, 2006 and 2005, no shares of preferred stock are outstanding and the Board of Directors currently has no plans to issue a series of preferred stock.

Shares Held in Grantor Trust—At December 31, 2006 and 2005, there were an additional 609,296 shares of Class B common stock, with a cost value of $0.6 million, reflected in equity in accordance with EITF 97-14, Accounting for Deferred Compensation Arrangements where Amounts Earned are Held in a Rabbi Trust and Invested. These shares are held in a Rabbi Trust to satisfy a defined contribution pension obligation, to be paid in stock for the benefit of Mr. Pedersen.

MANTECH INTERNATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

On January 8, 2007, Mr. Pedersen received a distribution of 609,296 shares of Class B Common Stock, which had been held by the ManTech International Corporation Supplemental Executive Retirement Plan for the benefit of George J. Pedersen (GJP SERP). The Class B Common Stock is convertible into Class A Common Stock at any time on a one-for-one basis, and has no expiration date. On January 8, 2007, Mr. Pedersen converted a total of 483,040 shares of Class B Common Stock to 483,040 shares of Class A Common Stock. The converted shares were utilized as follows:

•

243,040 shares of Class B Common Stock were converted to Class A Common Stock and surrendered to the Company to pay taxes applicable to the distribution of all GJP SERP shares on Mr. Pedersen’s behalf. As of the date of the issuance of these statements, the taxes have been paid, and the shares will be accounted for as treasury stock on our consolidated balance sheet under the cost method at an approximate value of $9.1 million.

•	240,000 shares of Class B Common Stock were converted to 240,000 Class A shares of Common Stock and were gifted to charity.

Accounting for Stock-Based Compensation:

Stock Options—In June 2006, the Company’s stockholders approved our 2006 Management Incentive Plan (the Plan), which was designed to enable us to attract, retain and motivate key employees. The Plan amended and restated the Company’s Management Incentive Plan that was approved by the Company’s stockholders prior to the initial public offering for 2002 (the 2002 Plan). In connection with the creation of the Plan, all options outstanding under the 2002 Plan and the ManTech International Corporation 1995 Long-Term Incentive Plan were assumed. Awards granted under the Plan are settled in shares of Class A common stock. At the beginning of each year, the Plan provides that the number of shares available for issuance automatically increases by an amount equal to one and one-half percent of the total number of shares of Class A and Class B common stock outstanding on December 31st of the previous year. On January 2, 2006, 496,224 shares were added to the Plan. The 2006 Plan authorizes the issuance of an additional 1,500,000 shares in addition to the shares authorized under the 2002 Plan. Through December 31, 2006, the aggregate number of shares of our common stock authorized for issuance under the Plan was 6,284,187. Through December 31, 2006, 1,786,498 shares of our Class A common stock have been issued as a result of the exercise of the options granted under the Plan. The Plan expires in June 2016.

The Plan is administered by the compensation committee of our board of directors, along with its delegates. Subject to the express provisions of the Plan, the committee has broad authority to administer and interpret the Plan, including the discretion to determine the exercise price, vesting schedule, contractual life and the number of shares to be issued.

We typically issue options that vest in three equal installments, beginning on the first anniversary of the date of grant. Prior to January 1, 2006, we issued options under the 2002 Plan that typically expired ten years after the date of grant. Under the terms of the Plan, the contractual life of the option grants may not exceed eight years. During the year ended December 31, 2006, we issued options that expire five years from the date of grant. The Company expects that it will continue to issue options that expire five years from the date of grant for the foreseeable future.

Adoption of SFAS No. 123R—In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123 (revised 2004), Share-Based Payment, which requires compensation costs related to share- based payment transactions to be recognized in financial statements. SFAS No. 123R eliminates the intrinsic value method of accounting available under Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, which generally resulted in no compensation expense being recorded in the financial statements related to the grant of stock options to employees if certain conditions were met.

MANTECH INTERNATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

As a result of adopting SFAS No. 123R, income from continuing operations for the year ended December 31, 2006 was reduced by $5.7 million pre-tax. The after-tax effect of adoption for the year ended December 31, 2006 was a reduction in net income of $3.5 million. Basic and diluted earnings per share for the year ended December 31, 2006 were reduced by $0.11 and $0.09, respectively.

Prior to the adoption of SFAS No. 123R, we reported tax benefits from the exercise of stock options as an operating cash flow in the consolidated statement of cash flows. In the period beginning January 1, 2006, excess tax benefits from the exercise of stock options are presented as a cash flow from financing activities. For the year ended December 31, 2006, 2005 and 2004, total recognized tax benefits from the exercise of stock options were $4.4 million, $1.9 million and $0.8 million, respectively.

Stock Compensation Expense—We have elected to continue straight line amortization of stock-based compensation expense over the requisite service period. Prior to the adoption of SFAS No. 123R, we recognized the effect of forfeitures in our pro forma disclosures as they occurred. In accordance with the new standard, we have estimated forfeitures and are only recording expense on shares we expect to vest. For the years ended December 31, 2006, 2005 and 2004, we recorded $5.8 million, $18 thousand and $76 thousand of stock-based compensation cost as general and administrative expense in our statement of operations, respectively. No compensation expense of employee’s holding stock options, including stock-based compensation expense, was capitalized during the year.

As of December 31, 2006, there was $8.0 million of unrecognized compensation cost related to share-based compensation arrangements that we expect to vest. The weighted-average period over which expense is expected to be recognized is 1.5 years.

In prior periods, as permitted under Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation, we accounted for our stock-based compensation plan using the intrinsic value method under the recognition and measurement principles of APB Opinion No. 25. The following table illustrates the effect on net income and earnings per share if we had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation for the years ended December 31, 2005 and 2004.

	Year Ended December 31,
(in thousands)	2005	2004
Net income, as reported	$44,193	$24,707
Add: stock-based compensation, net of tax, included in net income as reported	11	47
Deduct: stock-based employee compensation expense determined under fair value based method for all awards—net of related tax effects	(3,157)	(2,211)

Pro forma net income	$41,047	$22,543

Earnings per share:
Basic Class A and Class B—as reported	$1.35	$0.76
Basic Class A and Class B—pro forma	$1.25	$0.70
Diluted Class A and Class B—as reported	$1.33	$0.76
Diluted Class A and Class B—pro forma	$1.23	$0.69

MANTECH INTERNATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Fair Value Determination—Under SFAS No. 123R, we have elected to continue using the Black-Scholes option pricing model to determine fair value of our awards on date of grant. We will reconsider the use of the Black-Scholes model if additional information becomes available in the future that indicates another model would be more appropriate, or if grants issued in future periods have characteristics that cannot be reasonably estimated under this model.

The following weighted-average assumptions were used for option grants during the years ended December 31, 2006, 2005 and 2004:

Expected Volatility. The expected volatility of the options granted was estimated based upon historical volatility of the Company’s share price through weekly observations of the Company’s trading history. Prior to 2006, the expected volatility was estimated based upon historical volatility of the Company’s shares through monthly observations of the Company’s trading history.

Expected Term. The expected term of options granted during the year ended December 31, 2006 was determined under the simplified calculation provided in the SEC’s Staff Accounting Bulletin No. 107 ((vesting term + original contractual term)/2). For all grants valued during the year ended December 31, 2006, the options had graded vesting over 3 years (33.3% of the options in each grant vest annually) and the contractual term was 5 years. Prior to 2006, we estimated the expected term to be 3 years.

Risk-free Interest Rate. The yield on zero-coupon U.S. Treasury strips was used to extrapolate a forward-yield curve. This “term structure” of future interest rates was then input into a numeric model to provide the equivalent risk-free rate to be used in the Black-Scholes model based on expected term of the underlying grants. Prior to 2006, the rate was determined using an implied yield available on U.S. Treasury note with a term equal to the expected life of the underlying grant.

Dividend Yield. The Black-Scholes valuation model requires an expected dividend yield as an input. We have not issued dividends in the past nor do we expect to issue dividends in the future. As such, the dividend yield used in our valuations for the year ended December 31, 2006 was zero.

The following table summarizes weighted-average assumptions used in our calculations of fair value for the years ended December 31, 2006, 2005 and 2004:

	Year Ended December 31,
	2006	2005	2004
Dividend yield	0.00%	0.00%	0.00%
Volatility	41.99%	44.90%	42.89%
Risk-free interest rate	4.68%	3.87%	2.90%
Expected life of options (in years)	3.50	3.00	3.00

Stock Option Activity—During the year ended December 31, 2006, we granted stock options to purchase 609,500 shares of class A common stock at a weighted-average exercise price of $30.61 per share, which reflects the fair market value of the shares on the date of grant. The weighted-average fair value of options granted during the years ended December 31, 2006, 2005, and 2004 as determined under the Black-Scholes valuation model, was $11.13, $8.68, and $5.95, respectively. These options vest in 3 equal installments over 3 years and have a contractual term of 5 years. Option grants that vested during the years ended December 31, 2006, 2005, and 2004 had a combined fair value of $4.9 million, $4.8 million, and $2.1 million, respectively.

MANTECH INTERNATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Information with respect to stock option activity and stock options outstanding at December 31, 2006, 2005 and 2004, was as follows:

	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value (in thousands)
Shares under option, December 31, 2003	1,786,501	$18.27
Options granted	1,408,500	$18.66
Options exercised	(239,753)	$16.37	$2,227
Options cancelled and expired	(281,658)	$19.58

Shares under option, December 31, 2004	2,673,590	$18.56
Options granted	709,600	$25.29
Options exercised	(540,277)	$17.59	$5,224
Options cancelled and expired	(132,171)	$20.24

Shares under option, December 31, 2005	2,710,742	$20.38
Options granted	609,500	$30.61
Options exercised	(874,301)	$19.20	$12,666
Options cancelled and expired	(190,822)	$24.92

Shares under option, December 31, 2006	2,255,119	$21.00	$30,717

Options exercisable at December 31, 2006	879,062	$19.65	$15,101

The following table summarizes nonvested stock options for the year ended December 31, 2006:

	Number of Shares	Weighted Average Fair Value
Nonvested stock options at December 31, 2005	1,713,180	$6.96
Options granted	609,500	$11.13
Vested during period	(755,801)	$6.43
Options cancelled and expired	(190,822)	$8.28

Nonvested shares under option, December 31, 2006	1,376,057	$8.91

Information concerning stock options exercisable and stock options expected to vest at December 31, 2006:

	Options Exercisable	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Aggregate Intrinsic Value (in thousands)
Stock options exercisable	879,062	6.9	$19.65	$15,101
Stock options expected to vest	1,248,399	6.4	$25.33	$14,353

Options exercisable and expected to vest	2,127,461

MANTECH INTERNATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

11. Retirement Plans

We maintain nonqualified supplemental defined benefit pension plans for certain retired employees of an acquired company. The weighted average assumptions used in accounting for our pension plans in 2005, 2004 and 2003 were as follows:

	2006	2005	2004
Discount Rate	5.75%	5.50%	5.75%
Expected return on plan assets	N/A	N/A	N/A
Rate of compensation increase	N/A	N/A	N/A

The discount rate is the estimated rate at which the obligation for pension benefits could effectively be settled. The expected return on plan assets reflects the average rate of earnings that the Company estimates will be generated on the assets of the plans. However, the plans were informally and partially funded beginning in 1999 via a rabbi trust. Per FASB 132, assets held in a rabbi trust are not eligible to be included in the calculation of plan status. At both December 31, 2006 and 2005, 100 percent of the rabbi trust assets were invested in a money market account with a commercial bank. The rate of compensation increase is not applicable as all covered employees had retired prior to 1998.

The following table sets forth the status of the plans (in thousands):

	Year Ended December 31,
	2006	2005
Change in benefit obligation:
Benefit obligation at beginning of period	$1,974	$1,988
Interest cost	105	109
Actuarial loss	(6)	65
Benefits paid	(188)	(188)

Benefit obligation at end of period	1,885	1,974

Change in plan assets:
Fair value of plan assets at beginning of period	—	—
Employer contribution	188	188
Investment income	—	—
Benefits paid	(188)	(188)

Fair value of plan assets at end of period	—	—

Funded status at end of period	(1,885)	(1,974)
Unrecognized actuarial loss	152	—
Unrecognized prior-service cost	—	—

Net amount recognized at end of period	$(1,733)	$(1,974)

The components of net periodic pension cost for the Company’s defined benefit plans are provided in the following table (in thousands):

	Year Ended December 31,
	2006	2005	2004
Interest cost on projected benefit obligation	$105	$109	$117
Net amortization of prior-service cost and transition obligation	28	23	18

Net periodic pension cost	$133	$132	$135

MANTECH INTERNATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table sets forth our estimated future benefit payments under our plans (in thousands):

For years ending December 31:
2007	$188
2008	$185
2009	$182
2010	$179
2011	$162
2012–2016	$784

The incremental effect of applying SFAS No. 158 on individual line items in our consolidated balance sheet are as follows (in thousands):

	Year Ended December 31, 2006
	Before Application of Statement 158	Application	After Application of Statement 158
Deferred income tax asset—pension	$773	$59	$832
Other pension assets	16	(16)	—

Total assets	613,209	43	613,252
Liability for pension benefits	1,749	136	1,885

Total liabilities	154,117	136	154,253

Other comprehensive income, net of tax—pension	—	(93)	(93)

Total stockholders’ equity	459,092	(93)	458,999

We maintained two qualified defined contribution plans in 2006 and 2005 and three in 2004. Our qualified plans cover substantially all employees, which comply with Section 401 of the Internal Revenue Code. Under these plans, we stipulated a basic matching contribution that matches a portion of the participants’ contribution based upon a defined schedule. Contributions are invested by an independent investment company in one or more of several investment alternatives. The choice of investment alternatives is at the election of each participating employee. Our contributions to the plans were approximately $11.1 million, $7.5 million and $5.1 million for the years ended December 31, 2006, 2005 and 2004, respectively.

We maintain non-qualified defined contribution supplemental retirement plans for certain key employees. Under these plans we accrue a stated annual amount and may also include interest at the greater of 10% or our annual rate of return on investments. We incurred expenses associated with these plans and contributed $50 thousand, $50 thousand, $75 thousand for the years ended December 31, 2006, 2005 and 2004, respectively. In 2006, this plan was terminated.

We also maintain two non-qualified deferred compensation plans for certain key employees. Under these plans, eligible employees may defer up to 75% of qualified annual base compensation and 100% of bonus. Employee contributions to these plans were approximately $3.3 million, $2.8 million and $4.2 million for the years ended December 31, 2006, 2005 and 2004, respectively.

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

MANTECH INTERNATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

company or eligible Company subsidiaries and must meet minimum service requirements to be eligible for annual contributions. The ESOP specifies a five-year vesting schedule over which participants become vested in the Class A common stock allocated to their participant account. The amount of our annual contribution to the ESOP is at the discretion of our board of directors.

For the years ended December 31, 2006, 2005 and 2004, we recorded $2.6 million, $2.9 million and $1.9 million, respectively, as compensation expense related to ESOP contributions. Shares contributed to the ESOP in 2006, 2005 and 2004, where 86,227, 57,100, and 118,814, respectively, of Class A common stock. As of December 31, 2006, we have contributed more shares to the trust than are required to satisfy our 2006 obligation. As such, we have a $0.2 million balance in unearned ESOP shares at December 31, 2006.

As required under Statement of Position No. 93-6, Employers’ Accounting for Employee Stock Ownership Plans, compensation expense is recorded for shares committed to be released to employees based on the fair market value of those shares in the period in which they are committed to be released. For the years ended December 31, 2006, 2005, and 2004, new shares were issued to satisfy this obligation.

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

In July 2003, we issued two letters of credit on behalf of GSE (see Note 13). Pursuant to FIN No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, we recognized a liability and corresponding increase in our investment in GSE. In the first quarter 2005, we made an adjustment based on the fair value of the outstanding guarantee. In exchange for issuing the letters of credit, we received 100,000 warrants to purchase GSE’s common stock at the market price of GSE’s common stock as of the close of business on July 8, 2003. The warrants expire in July 2008.

In 2006 an unrealized gain on the increase in fair value of the warrants of $0.5 million was recorded in our statement of operations. Per FASB 133, these warrants have been classified as “Derivatives not Designed as Hedges,” as these warrants are not readily tradable on a public exchange. During 2005, the warrants were valued at zero. Fair value for 2006 was determined under the Black-Scholes pricing model using the following assumptions:

•	Volatility of 69.4% was derived using monthly observations of GSE’s stock price.

•	Risk-free rate of 4.75% was determined using a U.S. Treasury yield with a term equal to the remaining life of the warrants.

•	Expected life of 1.5 years as determined from the date of expiration of the warrants.

•	Dividend rate of 0.0%.

On October 21, 2003, we sold all of our equity interests in GSE, and a $0.7 million note receivable from GSE, to GP Strategies Corporation (GP Strategies) in exchange for a note with a principal amount of $5.3 million. The note from GP Strategies bears interest at 5% per annum and is payable quarterly in arrears. Each

MANTECH INTERNATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

year during the term of the note, we have the option to convert up to 20% of the original principal amount of the note into common stock of GP Strategies, but only in the event that GP Strategies’ common stock is trading at $10 per share or more.

During 2006, George J. Pedersen, our Chairman of the Board and Chief Executive Officer, beneficially owned shares and options of GSE stock representing less than 5% of GSE. In 2006, Mr. Pedersen served on GSE’s board of directors and compensation committee.

Vosper-ManTech Limited—On September 7, 1995, MASI U.K. Limited, a majority-owned subsidiary of ours, and Vosper Thornycroft Limited entered into a Joint Venture agreement to form Vosper-ManTech Limited (the Joint Venture). MASI U.K. Limited held a 40% ownership in the Joint Venture and Vosper Thornycroft Limited owned the remaining 60%. In 2000, the Joint Venture began work on a ten-year follow-on contract providing outsourcing of the Government Communications Headquarters (GCHQ) for the United Kingdom’s logistics and engineering services. Mr. Pedersen and John A. Moore, our former Executive Vice President, each owned 1% of the outstanding shares of MASI U.K. In December 2005, we purchased the 2% of outstanding shares of MASI U.K. from Mr. Pedersen and Mr. Moore for $43 thousand each, or a total of $86 thousand.

Our interest in the Joint Venture was accounted for using the equity method. We recorded none, $0.5 million and $0.6 million in equity earnings for the years ended December 31, 2006, 2005 and 2004, respectively. In December 2005, MASI U.K. Limited sold its 40% ownership in the joint venture to Vosper Thornycroft Limited for approximately $4.3 million including accrued dividends, which resulted in a pre-tax gain of approximately $1.6 million.

13. Financial Guarantees

Letters of Credit—Effective July 11, 2003, our lenders issued two letters of credit to Fianzas Guardiana Inbursa, S.A. (FGI) on behalf of GSE. As discussed in Note 12, prior to the sale of these investments on October 21, 2003, we held common and preferred stock in GSE and accounted for this investment using the equity method.

The first letter of credit, which was cancelled in March 2005, was in support of an advance payment bond of approximately $1.8 million, issued by FGI to a customer of GSE’s power business and had a term of 30 months. The second letter of credit, which was cancelled in August 2006, was in support of a performance bond of approximately $1.3 million issued by FGI to the same customer.

In exchange for issuing the letters of credit, we received 100,000 warrants to purchase GSE’s common stock at the market price of GSE’s common stock as of the close of business on July 8, 2003, as well as a 7% annual fee, paid on a quarterly basis, calculated on the total amount of the then-existing value of the letters of credit.

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

MANTECH INTERNATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

14. Commitments and Contingencies

Payments to us on cost-reimbursable contracts with the U.S. government are provisional payments subject to adjustment upon audit by the DCAA. The majority of audits through 2002 and 2003 have been completed and resulted in no material adjustments. The audits for 2002 through 2006 are not expected to have a material effect on the results of future operations.

In the normal course of business, we are involved in certain governmental and legal proceedings, claims and disputes, and have litigation pending under several suits. We believe that the ultimate resolution of these matters will not have a material effect on our financial position or results of operations.

We lease office space and equipment under long-term operating leases. A number of the leases contain renewal options and escalation clauses. At December 31, 2006, aggregate future minimum rental commitments under these leases are as follows (in thousands):

Year ending:	Office Space	Equipment	Total
December 31, 2007	$15,332	$3,957	$19,289
December 31, 2008	13,967	1,868	15,835
December 31, 2009	12,378	577	12,955
December 31, 2010	10,685	118	10,803
December 31, 2011	10,286	15	10,301
Thereafter	21,255	—	21,255

Total	$83,903	$6,535	$90,438

Office space and equipment rent expense totaled approximately $28.0 million, $24.0 million and $22.0 million for the years ended December 31, 2006, 2005 and 2004, respectively.

We had $4.1 million and $3.4 million of deferred rent liabilities resulting from recording rent expense on a straight-line basis over the life of the respective lease in accordance with Statement of Financial Accounting Standards (SFAS) No. 13, Accounting for Leases, and FASB Technical Bulletin No. 85-3, Accounting for Operating Leases with Scheduled Rent Increases, for the years ended 2006 and 2005, respectively.

15. Acquisitions

Each of the following acquisitions has been accounted for as a purchase, and accordingly, the operating results of each of the acquired entities have been included in our consolidated financial statements since the respective dates of acquisition.

GRS Solutions, Inc.—On October 5, 2006, we completed the acquisition of all outstanding shares of GRS Solutions, Inc. (GRS) for $19.8 million in cash, subject to certain shareholder indemnification obligations. The source of funds for the acquisition was our available cash.

GRS was a privately held company headquartered in Falls Church, VA providing specialized technical, operational and analytical services to the Intelligence Community. The acquisition improves our strategic position within the intelligence community and strengthens our capabilities in supporting counterterrorism/counterintelligence missions around the world. For its fiscal year ended September 30, 2006, GRS had revenues of approximately $10.4 million. In 2006, GRS contributed $2.7 million in revenue to our consolidated results of operations.

MANTECH INTERNATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The purchase price was $19.8 million, which includes a closing balance sheet adjustment of $(0.2) million and contingent consideration of $2.0 million based on a defined performance objective which was met subsequent to the initial purchase. As security for the GRS shareholders’ indemnification obligations, an escrow account in an amount of $1.8 million was established to be used in satisfying certain indemnification obligations of the former shareholders of GRS. The purchase price was allocated to the underlying assets and liabilities based on their estimated fair values. The assets, liabilities and result of operations were not material and thus pro forma information is not presented. We recorded goodwill of $11.6 million, which, assuming adequate levels of taxable income, will be deductible for tax purposes over 15 years. Recognition of goodwill is largely attributed to the highly skilled employees and the value paid for companies supporting the Intelligence Community. The following table sets forth the components of intangible assets associated with the acquisition at October 5, 2006 (in thousands):

	Fair Value	Estimated Useful Life
Backlog	$3,200	4 years
Customer Relationships	4,700	15 years

Total Intangible Assets	$7,900

Customer contracts and related relationships represent the underlying relationships and agreements with GRS’s existing customers. Intangible assets are being amortized straight-line method over their estimated useful life. The weighted-average amortization period for the intangibles is 10.5 years.

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

The purchase price for the acquisition was $101.8 million in cash, which included transaction costs of $0.3 million. The purchase price included the full payment of Gray Hawk’s outstanding debt, repurchase of employee stock options by Gray Hawk, transaction costs and other related transaction expenses. Assuming we continue to produce adequate levels of taxable income, $72.9 million of the $75.4 million in goodwill will be deducted for tax purposes over 15 years.

Purchase Price Allocation

The acquisition has been accounted for as a business combination. Under business combination accounting, the total preliminary purchase price was allocated to Gray Hawk’s net tangible and identifiable intangible assets based on their estimated fair values as of May 31, 2005, as set forth below. The excess of the purchase price over the net tangible and identifiable intangible assets, as determined by a third party valuation firm, was recorded as

MANTECH INTERNATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

goodwill. Recognition of goodwill is largely attributed to the highly skilled employees of Gray Hawk and the value paid for companies in this business. The following table represents the purchase price allocation (in thousands).

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

	Fair Value	Estimated Useful Life
Backlog	$5,450	6 years
Customer Relationships	7,200	20 years
Intellectual Property	3,000	7 years

Total	$15,650

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

MANTECH INTERNATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Plan of Merger dated May 3, 2005. The pro forma financial information for all periods presented also includes the business combination accounting effect on historical ManTech for amortization charges from acquired intangible assets, interest expense at our current level of debt, and the related tax effects.

The unaudited pro forma financial information for the years ended December 31, 2005, and 2004 combines the historical results for ManTech and Gray Hawk for those periods (in thousands except per share amounts).

	Year Ended December 31,
	2005	2004
Revenue	$1,011,245	$896,334
Income from continuing operations—net of taxes	$53,161	$41,324
Net income	$44,159	$24,131
Diluted earnings per share Class A and Class B	$1.33	$0.74

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

MANTECH INTERNATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following discloses the results of the discontinued operations of MSM for the years ended December 31, 2006, 2005 and 2004 (in thousands):

	Year Ended December 31,
	2006	2005	2004
Revenue	$14,367	$6,845	$15,495
Loss before income taxes	$(7,530)	$(11,796)	$(27,771)
Net Loss	$(4,895)	$(8,758)	$(17,211)

The following is a summary of the assets and liabilities held for sale related to MSM at December 31, 2006 and 2005 (in thousands):

	December 31,
	2006	2005
Receivables, net	$2,674	$1,540
Prepaid expenses and other	70	67
Property and equipment	629	710
Other assets	—	2,029

Total Assets	$3,373	$4,346

Accounts payable and accrued expenses	$724	$963
Accrued salaries and related expenses	369	444
Billings in excess of revenue earned	670	3,410
Other liabilities	52	58

Total Liabilities	$1,815	$4,875

On February 23, 2007, we sold MSM to MSM Security Services Holdings, LLC for $3.0 million in cash. The sale resulted in a gain of approximately $0.4 million recorded in the first quarter of 2007. MSM Security Services Holdings LLC is solely owned by George J. Pedersen, ManTech’s Chairman and Chief Executive Officer. Mr. Pedersen presented an offer to the ManTech Board of Directors to purchase our MSM subsidiary. Mr. Pedersen’s offer exceeded the value of any other definitive offer extended to the Company.

After Mr. Pedersen presented a formal offer to the Company to purchase our MSM subsidiary, the Board formed a special committee comprised solely of independent directors to review, evaluate and determine the advisability of the transaction. The special committee retained the services of independent legal counsel and independent financial advisor to advise the special committee and assist it in connection with its duties. The special committee received a fairness opinion from the independent financial advisor. The special committee of the Board considered the opinions received from its advisors and unanimously recommended approval of the transaction to the independent members of the board, and the transaction was approved by ManTech’s independent directors.

17. Gain on Disposal of Operations and Equity Method Investment

On October 31, 2006, we sold assets related to our NetWitness® operation to the NetWitness Acquisition Corporation, an unrelated third party, for $2.0 million in cash and an equity stake in the new company of less then 5%. The sale of NetWitness® included $1.0 million in goodwill and a fully amortized intangible asset with a cost basis of $0.4 million. We recorded a pre-tax gain of approximately $1.0 million on the transaction. We continue to provide NetWitness® product and services to various federal government agencies through subcontracts with NetWitness Acquisition Corporation.

MANTECH INTERNATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

On February 11, 2005, we sold our ManTech Environmental Technology, Inc (METI) subsidiary to another company, Alion Science and Technology Corporation. METI performs professional services including research and development in the fields of environmental and life sciences for the Environmental Protection Agency, the National Cancer Institute, the U.S. Air Force, and other federal government agencies. The financial terms of the arrangement included an all cash payment of $7.0 million, which resulted in a pre-tax gain of approximately $3.7 million, net of selling costs, in the first quarter of 2005. After the sale, we continue to provide professional services in the environmental area for various federal government agencies.

The following discloses the results of METI for the years ended December 31, 2005 and 2004 (METI’s results for 2005 are through February 11th) (in thousands):

	Year Ended December 31,
	2006	2005	2004
Revenue	$—	$1,379	$13,186
Income before provision for income taxes	$—	$55	$567
Net Income	$—	$34	$352

In December 2005, we sold our 40% ownership in a joint venture, Vosper-ManTech Limited, to Vosper Thornycroft Limited which resulted in a pre-tax gain of approximately $1.6 million (see Note: 12). The investment had been accounted for under the equity method.

MANTECH INTERNATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

18. Quarterly Financial Data (Unaudited)

The following tables set forth selected unaudited quarterly financial data. The quarterly financial data reflects, in the opinion of the company, all normal and recurring adjustments necessary to present fairly the results of operations for such periods. Results of any one or more quarters are not necessarily indicative of annual results or continuing trends.

	2006 Quarters Ended
(In thousands, except per share data)	March 31,	June 30,	September 30,	December 31,
Revenues	$275,306	$287,465	$283,695	$290,712
Cost of services	227,807	238,879	235,539	241,925
General and administrative expenses	24,766	26,150	25,142	26,320

Operating Income	22,733	22,436	23,014	22,467
Gain on disposal of operations	—	—	—	(955)
Interest expense (income), net	792	601	291	(118)
Other (income) expense, net	79	(66)	(21)	(408)
Income before provision for income taxes and equity earnings	21,862	21,901	22,744	23,948

Net income	$12,135	$11,957	$12,690	$13,919

Basic net income per share—Class A Common Stock	$0.37	$0.36	$0.38	$0.41

Weighted average shares outstanding—Class A	18,053	18,380	18,534	18,821

Basic net income per share—Class B Common Stock	$0.37	$0.36	$0.38	$0.41

Weighted average shares outstanding—Class B	15,065	15,065	15,064	15,053

Diluted net income per share—Class A Common Stock	$0.36	$0.35	$0.37	$0.41

Weighted average shares outstanding—Class A	18,463	18,847	18,906	19,288

Diluted net income per share—Class B Common Stock	$0.36	$0.35	$0.37	$0.41

Weighted average shares outstanding—Class B	15,065	15,065	15,064	15,053

	2005 Quarters Ended
(In thousands, except per share data)	March 31,	June 30,	September 30,	December 31,
Revenues	$217,461	$239,408	$262,431	$260,990
Cost of services	179,208	196,662	216,260	213,723
General and administrative expenses	20,746	22,576	24,335	22,426

Operating Income	17,507	20,170	21,836	24,841
Gain on disposal of operations	(3,879)	181	—	—
Interest expense, net	281	555	1,120	315
Other (income) expense, net	(110)	286	52	102
Income before provision for income taxes and equity earnings	21,215	19,148	20,664	24,424
Net income	$11,925	$10,144	$11,687	$10,437

Basic net income per share—Class A Common Stock	$0.37	$0.31	$0.35	$0.32

Weighted average shares outstanding—Class A	17,461	17,709	17,890	18,002

Basic net income per share—Class B Common Stock	$0.37	$0.31	$0.35	$0.32

Weighted average shares outstanding—Class B	15,065	15,065	15,065	15,065

Diluted net income per share—Class A Common Stock	$0.36	$0.30	$0.35	$0.31

Weighted average shares outstanding—Class A	17,781	18,216	18,413	18,361

Diluted net income per share—Class B Common Stock	$0.36	$0.30	$0.35	$0.31

Weighted average shares outstanding—Class B	15,065	15,065	15,065	15,065

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

The Company has had no disagreements with its auditors on accounting principles, practices or financial statement disclosure during and through the date of the financial statements included in this Report.

Item 9A. Controls and Procedures

We performed an assessment as of December 31, 2006 of the effectiveness of the design and operation of our disclosure controls and procedures and our internal control over financial reporting. This assessment was done under the supervision and with the participation of management, including our principal executive officer and principal financial officer. Included as Exhibits 31.1 and 31.2 to this Annual Report on Form 10-K are forms of “Certification” of our principal executive officer (our Chairman of the Board and Chief Executive Officer) and our principal financial officer (our Chief Financial Officer). The forms of Certification are required in accordance with Section 302 of the Sarbanes-Oxley Act of 2002. This section of the Annual Report on Form 10-K that you are currently reading is the information concerning the assessment referred to in the Section 302 certifications and required by the rules and regulations of the SEC. You should read this information in conjunction with the Section 302 certifications for a more complete understanding of the topics presented.

Disclosure Controls and Procedures and Internal Control over Financial Reporting. Management is responsible for establishing and maintaining adequate disclosure controls and procedures and internal control over financial reporting. Disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act, such as this Annual Report on Form 10-K, is accurately recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures are also designed to provide reasonable assurance that such information is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

Assessment of Effectiveness of Disclosure Controls and Procedures. Based upon the assessments, our principal executive officer and our principal financial officer have concluded that as of December 31, 2006 our disclosure controls and procedures were effective.

Management’s Report on Internal Control Over Financial Reporting. Management is responsible for establishing and maintaining adequate control over financial reporting. Management used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework to assess the effectiveness of our internal control over financial reporting. Based upon the assessments, our management has concluded that as of December 31, 2006 our internal control over financial reporting was effective. Our independent registered public accounting firm has issued an attestation report on management’s assessment of our internal control over financial reporting, which appears on page 81 of this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting. During the three months ended December 31, 2006, there were no changes in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control for financial reporting.

Item 9B. Other Information

None.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON INTERNAL

CONTROL OVER FINANCIAL REPORTING

To the Board of Directors and Stockholders of

ManTech International Corporation

Fairfax, Virginia

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that ManTech International Corporation and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2006 of the Company and our report dated March 9, 2007 expressed an unqualified opinion on those financial statements and financial statement schedule and included an explanatory paragraph regarding the Company’s adoption of FASB Statement No. 123(R), Share-Based Payment.

/s/ DELOITTE & TOUCHE LLP

McLean, Virginia

March 9, 2007

PART III

Item 10. Directors and Executive Officers of the Registrant and Corporate Governance

The information concerning our directors and executive officers required by Item 401 of Regulation S-K is included under the captions “Election of Directors” and “Executive Officers,” respectively, in our definitive Proxy Statement to be filed with the SEC in connection with our 2007 Annual Meeting of Stockholders (the “2007 Proxy Statement”), and that information is incorporated by reference in this Annual Report on Form 10-K.

The information required by Item 405 of Regulation S-K concerning compliance with Section 16(a) of the Exchange Act is included under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in our 2007 Proxy Statement, and that information is incorporated by reference in this Annual Report on Form 10-K.

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

The information required by Item 407(c)(3) of Regulation S-K concerning the procedures by which our stockholders may recommend nominees to our Board of Directors is included under the caption “Director Nominations” in our 2007 Proxy Statement, and that information is incorporated by reference in this Annual Report on Form 10-K.

The information required by Item 407(d)(4) of Regulation S-K concerning the Audit Committee is included under the caption “Report of the Audit Committee” in our 2007 Proxy Statement, and that information is incorporated by reference in this Annual Report on Form 10-K.

The information required by Item 407(d)(5) of Regulation S-K concerning the designation of an audit committee financial expert is included under the caption “Report of the Audit Committee” in our 2007 Proxy Statement, and that information is incorporated by reference in this Annual Report on Form 10-K.

Item 11. Executive Compensation

The information required by this Item 11 is included under the captions “Compensation Committee Report” and “Compensation Discussion and Analysis” and the related text and tables in our 2007 Proxy Statement, and that information (except for the information required by Item 402(k) and Item 402(l) of Regulation S-K) is incorporated by reference in this Annual Report on Form 10-K.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item 12 is included under the captions “Ownership by Our Directors and Executive Officers” and “Ownership by Holders of More Than 5% of Our Class A Common Stock” in our 2007 Proxy Statement, and that information is incorporated by reference in this Annual Report on Form 10-K.

Information as of December 31, 2006 with respect to our compensation plans under which our equity securities are authorized for issuance is included in a table in Item 5 to this Annual Report on Form 10-K under the caption “Securities Authorized for Issuance under Equity Compensation Plans.”

Item 13. Certain Relationships and Related Transactions and Director Independence

The information required by this Item 13 is included under the caption “Certain Relationships and Related Transactions” and “Independence of Directors and Audit Committee Financial Experts” in our 2007 Proxy Statement, and that information is incorporated by reference in this Annual Report on Form 10-K.

Item 14. Principal Accounting Fees and Services

The information required by this Item 14 is included under the captions “Ratification of Appointment of Independent Auditors—Fees Paid to Deloitte & Touche LLP” and “—Policy Regarding Audit Committee Pre-Approval of Audit and Permitted Non-audit Services” in our 2007 Proxy Statement, and that information is incorporated by reference in this Annual Report on Form 10-K.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a) The following documents are filed as a part of this Annual Report on Form 10-K:

(1) All financial statements:

SCHEDULE NO.	DESCRIPTION
Schedule II	Valuation and Qualifying Accounts for the years ended December 31, 2006, 2005 and 2004

(3) Exhibits required by Item 601 of Regulation S-K (each management contract or compensatory plan or arrangement required to filed as an exhibit to this annual report pursuant to Item 15(b) of this annual report is identified in the Exhibit list below):

Exhibit Number	Document Description

2.1	LLC Membership Interest Purchase Agreement, by and among the registrant, ManTech Systems Engineering Corporation and MSM Security Services Holdings, LLC, dated as of February 14, 2007 (incorporated herein by reference from registrant’s Current Report on Form 8-K filed with the SEC on February 15, 2007).

3.1	Second Amended and Restated Certificate of Incorporation of the registrant as filed with the Secretary of State of the State of Delaware on January 30, 2002 (incorporated herein by reference from registrant’s Registration Statement on Form S-1 (File No. 333-73946), as filed with the Commission on November 23, 2002, as amended).

3.2	Second Amended and Restated Bylaws of the registrant (incorporated herein by reference from registrant’s Annual Report on Form 10-K for the year ended December 31, 2003).

4.1	Form of Common Stock Certificate (incorporated herein by reference from registrant’s Registration Statement on Form S-1 (File No. 333-73946), as filed with the Commission on November 23, 2002, as amended).

4.2	Amended and Restated Credit and Security Agreement with Citizens Bank of Pennsylvania, KeyBank National Association, Branch Banking and Trust Company of Virginia, Chevy Chase Bank, F.S.B., and Riggs Bank, N.A., dated February 25, 2004, (incorporated herein by reference from registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004).

Exhibit Number	Document Description

4.3	First Modification to Amended and Restated Credit and Security Agreement with Citizens Bank of Pennsylvania, KeyBank National Association, Branch Banking and Trust Company of Virginia, Chevy Chase Bank, F.S.B., and Riggs Bank, N.A., dated August 6, 2004 (incorporated herein by reference from registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004).

10.1*	Retention Agreement, effective as of January 1, 2002, between George J. Pedersen and the registrant (incorporated herein by reference from registrant’s Registration Statement on Form S-1 (File No. 333-73946), as filed with the Commission on November 23, 2001, as amended).

10.2*	Management Incentive Plan of ManTech International Corporation, 2006 Restatement (incorporated herein by reference from registrant’s Registration Statement on Form S-8 (File No. 333-137129), as filed with the Commission on September 6, 2006).

10.3*	Form of Term Sheet for ManTech International Corporation Management Incentive Plan Non-Qualified Stock Option (incorporated herein by reference from registrant’s Current Report on Form 8-K, as filed with the SEC on March 13, 2006).

10.4*	Standard Terms and Conditions for Options Granted under Management Incentive Plan (incorporated herein by reference from registrant’s Current Report on Form 8-K, as filed with the SEC on March 13, 2006).

10.5*	ManTech International Corporation Supplemental Executive Retirement Plan (f/b/o George J. Pedersen), amended and restated effective January 1, 2005 (incorporated herein by reference from registrant’s Current Report on Form 8-K, as filed with the SEC on March 13, 2006).

10.6*	Form of Confidentiality, Non-Competition and Non-Solicitation Agreement, effective as of February 7, 2002, between specified executive officers and the registrant (incorporated herein by reference from registrant’s Registration Statement on Form S-1 (File No. 333-73946), as filed with the Commission on November 23, 2001, as amended).

10.7*	ManTech International Corporation 2006 Incentive Compensation Plan, adopted on March 7, 2006 to help attract, retain and motivate participants including our CEO, President, CFO and the presidents of our principal business units, as well as certain other key members of senior management identified by our CEO and our President (incorporated herein by reference from registrant’s Current Report on Form 8-K filed with the SEC on March 13, 2006).

10.8*	Form of Term Sheet for 2006 Incentive Compensation Plan – Corporate Executive (incorporated herein by reference from registrant’s Current Report on Form 8-K filed with the SEC on March 13, 2006).

10.9*	Form of Term Sheet for 2006 Incentive Compensation Plan – Subsidiary and Division President (incorporated herein by reference from registrant’s Current Report on Form 8-K filed with the SEC on March 13, 2006).

21.1‡	Subsidiaries of the Company.

23.1‡	Independent Registered Public Accounting Firm Consent.

24.1	Power of Attorney (included on signature page).

31.1‡	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2‡	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32 ‡	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended.

‡	Filed herewith.

*	Management contract or compensatory plan or arrangement required to be filed as an Exhibit to this report pursuant to Item 14(c).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MANTECH INTERNATIONAL CORPORATION

By:	/s/ GEORGE J. PEDERSEN
Name:	George J. Pedersen
Title:	Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer)
Date:	March 9, 2007

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

Name and Signature	Title	Date

/S/ GEORGE J. PEDERSEN George J. Pedersen	Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer)	March 9, 2007

/S/ KEVIN M. PHILLIPS Kevin M. Phillips	Executive VP and Chief Financial Officer (Principal Financial Officer)	March 9, 2007

/S/ JOHN J. FITZGERALD John J. Fitzgerald	Senior VP Finance and Controller (Principal Accounting Officer)	March 9, 2007

/S/ RICHARD L. ARMITAGE Richard L. Armitage	Director	March 9, 2007

/S/ MARY K. BUSH Mary K. Bush	Director	March 9, 2007

/S/ BARRY G. CAMPBELL Barry G. Campbell	Director	March 9, 2007

/S/ ROBERT A. COLEMAN Robert A. Coleman	Director and President and Chief Operating Officer	March 9, 2007

/S/ WALTER R. FATZINGER, JR. Walter R. Fatzinger, Jr.	Director	March 9, 2007

Name and Signature	Title	Date

/S/ DAVID E. JEREMIAH David E. Jeremiah	Director	March 9, 2007

/S/ RICHARD J. KERR Richard J. Kerr	Director	March 9, 2007

/S/ KENNETH A. MINIHAN Kenneth A. Minihan	Director	March 9, 2007

/S/ STEPHEN W. PORTER Stephen W. Porter	Director	March 9, 2007

/S/ PAUL G. STERN Paul G. Stern	Director	March 9, 2007

SCHEDULE II

Valuation and Qualifying Accounts

Activity in the Company’s allowance accounts for the years ended December 31, 2006, 2005 and 2004 was as follows (in thousands):

	Doubtful Accounts
	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions	Other*	Balance at End of Period
2004	$3,038	1,154	(1,198)	913	$3,907
2005	$3,907	891	(418)	730	$5,110
2006	$5,110	48	(869)	1,209	$5,498

*	Other represents doubtful account reserves recorded as part of Net Revenues for estimated customer disallowances. In 2005, other contained the adjustment for the divestiture of our METI subsidiary.

	Deferred Tax Asset Valuation
	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions	Other	Balance at End of Period
2004	$—	—	—	—	$—
2005	$—	—	—	1,352	$1,352
2006	$1,352	—	—	611	$1,963

	Other Valuation Accounts**
	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions	Other	Balance at End of Period
2004	$—	250	—	—	$250
2005	$250	300	—	—	$550
2006	$550	—	—	—	$550

**	Other valuation accounts are for inventory.