Form 10-Q
period 2007-03-31
MANTECH INTERNATIONAL CORP
filed 2007-05-04
CIK 892537

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

or

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

As of May 3, 2007, there were issued and outstanding 19,541,580 shares of our Class A Common Stock and 14,479,553 shares of our Class B Common Stock.

MANTECH INTERNATIONAL CORPORATION

FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2007

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

MANTECH INTERNATIONAL CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in Thousands Except Per Share Amounts)

	(unaudited)
	March 31, 2007	December 31, 2006
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$34,117	$41,510
Receivables—net	243,200	236,445
Prepaid expenses and other	13,254	13,581
Assets of operations held for sale	—	3,373

Total Current Assets	290,571	294,909

Property and equipment—net	14,705	13,881
Goodwill	238,522	238,322
Other intangibles—net	38,401	40,180
Employee supplemental savings plan assets	15,381	15,427
Other assets	10,466	10,533

TOTAL ASSETS	$608,046	$613,252

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$56,957	$72,125
Accrued salaries and related expenses	36,826	47,356
Deferred income taxes-current	31	140
Billings in excess of revenue earned	7,497	5,284
Liabilities of operations held for sale	—	1,815

Total Current Liabilities	101,311	126,720

Accrued retirement	16,393	16,750
Other long-term liabilities	3,931	3,302
Deferred income taxes—non-current	9,265	7,464

TOTAL LIABILITIES	130,900	154,236

COMMITMENTS AND CONTINGENCIES	—	—

STOCKHOLDERS’ EQUITY:
Common stock, Class A—$0.01 par value; 150,000,000 shares authorized; 19,734,353 and 19,020,181 shares issued at March 31, 2007 and December 31, 2006; 19,491,313 and 19,020,181 shares outstanding at March 31, 2007 and December 31, 2006, respectively	197	190
Common stock, Class B—$0.01 par value; 50,000,000 shares authorized; 14,479,553 and 15,032,293 shares issued and outstanding at March 31, 2007 and December 31, 2006, respectively	145	150
Additional paid-in capital	277,526	263,409
Treasury stock, at cost	(9,114)	—
Retained earnings	208,727	195,604
Accumulated other comprehensive loss	(118)	(120)
Unearned ESOP shares	(217)	(217)
Deferred compensation	—	640
Shares held in grantor trust	—	(640)

TOTAL STOCKHOLDERS’ EQUITY	477,146	459,016

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$608,046	$613,252

See notes to condensed consolidated financial statements.

MANTECH INTERNATIONAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In Thousands Except Per Share Amounts)

	(unaudited)
	Three months ended March 31,
	2007	2006
REVENUES	$294,285	$275,306
Cost of services	246,903	227,807
General and administrative expenses	26,019	24,766

OPERATING INCOME	21,363	22,733
Interest (income) expense, net	(327)	792
Other (income) expense, net	(12)	79

INCOME FROM CONTINUING OPERATIONS BEFORE
INCOME TAXES	21,702	21,862
Provision for income taxes	(8,334)	(8,592)

INCOME FROM CONTINUING OPERATIONS	13,368	13,270
(Loss) from operations of discontinued component, net of taxes	(458)	(1,135)
Gain on sale of discontinued operation, net of taxes (sold to Chairman and CEO)	338	—

(Loss) from discontinued operations, net of taxes	(120)	(1,135)

NET INCOME	$13,248	$12,135

BASIC EARNINGS (LOSS) PER SHARE:
Class A common stock
Income from continuing operations	$0.39	$0.40
(Loss) from discontinued operations, net of taxes	—	(0.03)

Class A basic earnings per share	$0.39	$0.37

Weighted average common shares outstanding	19,306	18,053

Class B common stock
Income from continuing operations	$0.39	$0.40
(Loss) from discontinued operations, net of taxes	—	(0.03)

Class B basic earnings per share	$0.39	$0.37

Weighted average common shares outstanding	14,570	15,065

DILUTED EARNINGS (LOSS) PER SHARE:
Class A common stock
Income from continuing operations	$0.39	$0.39
(Loss) from discontinued operations, net of taxes	—	(0.03)

Class A diluted earnings per share	$0.39	$0.36

Weighted average common shares outstanding	19,771	18,463

Class B common stock
Income from continuing operations	$0.39	$0.39
(Loss) from discontinued operations, net of taxes	—	(0.03)

Class B diluted earnings per share	$0.39	$0.36

Weighted average common shares outstanding	14,570	15,065

See notes to condensed consolidated financial statements.

MANTECH INTERNATIONAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in Thousands)

	(unaudited)
	Three months ended March 31,
	2007	2006
NET INCOME	$13,248	$12,135

OTHER COMPREHENSIVE INCOME:
Translation adjustments	2	10

Total other comprehensive income	2	10

COMPREHENSIVE INCOME	$13,250	$12,145

See notes to condensed consolidated financial statements.

MANTECH INTERNATIONAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in Thousands)

	(unaudited)
	Three months ended March 31,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$13,248	$12,135
Adjustments to reconcile net income to net cash provided by operating activities:
Loss from discontinued operation, net of tax	458	1,135
Gain on sale of discontinued operation, net of tax	(338)
Unrealized loss on warrants	35	—
Stock-based compensation	1,569	1,240
Tax benefits from exercise of stock options	79	395
Deferred income taxes	(2,161)	(558)
Depreciation and amortization	2,591	2,321

Change in assets and liabilities—net of effects from acquired and disposed businesses:
Receivables-net	(6,755)	(24,676)
Prepaid expenses and other	4,180	(876)
Accounts payable and accrued expenses	(15,168)	2,486
Accrued salaries and related expenses	(10,530)	(4,662)
Billings in excess of revenue earned	2,213	264
Accrued retirement	(357)	865
Other	736	411

Net cash flow from operating activities of continuing operations	(10,200)	(9,520)
Net cash flow from discontinued operations	(1,562)	(1,967)

Net cash flow from operating activities	(11,762)	(11,487)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(1,224)	(1,433)
Investment in capitalized software for internal use	(764)	(370)

Net investing cash flow from continuing operations	(1,988)	(1,803)
Net investing cash flow from discontinued operations	3,000	—

Net cash flow from investing activities	1,012	(1,803)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	3,385	2,416
Excess tax benefits from the exercise of stock options	505	545
Excess tax benefit from distribution of shares held in grantor trust	8,581	—
Treasury stock acquired	(9,114)	—
Net increase in borrowing under lines of credit	—	9,500
Repayment of notes payable	—	(38)

Net cash flow from financing activities	3,357	12,423

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(7,393)	(867)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	41,510	5,678

CASH AND CASH EQUIVALENTS, END OF PERIOD	$34,117	$4,811

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for income taxes	$1,217	$2,894

Cash paid for interest	$79	$942

Noncash financing activities:
ESOP Contributions	$—	$288

See notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2007

UNAUDITED

1. Introduction and Overview

ManTech International Corporation (depending on the circumstances, “ManTech” “Company” “we” “our” “ours” or “us”) is a leading provider of innovative technologies and solutions for mission-critical national security programs for the Intelligence Community; the Departments of Defense, State, Homeland Security and Justice; the Space Community; and other federal government agencies. Our expertise includes systems engineering, systems integration, software development, enterprise security architecture, information assurance, intelligence operations support, network and critical infrastructure protection, information technology, communications integration and engineering support. With nearly 5,600 qualified employees, we operate in the United States and over 40 countries worldwide.

2. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and note disclosures normally included in the annual financial statements, prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted pursuant to those rules and regulations. We recommend that you read these unaudited condensed consolidated financial statements in conjunction with the consolidated financial statements and related notes included in our annual report on Form 10-K for the fiscal year ended December 31, 2006, previously filed with the SEC. We believe that the unaudited condensed consolidated financial statements in this Form 10-Q reflect all adjustments that are necessary to fairly present the financial position, results of operations and cash flows for the interim periods. The results of operations for such interim periods are not necessarily indicative of the results that can be expected for the full year. Certain reclassifications have been made to previously reported balances to conform to the current period presentation.

3. Earnings Per Share

In SFAS No. 128, “Earnings Per Share (as amended),” the two-class method is an earnings allocation formula that determines earnings per share for each class of common stock according to dividends declared (or accumulated) and participation rights in undistributed earnings. Under that method, basic and diluted earnings per share data are presented for each class of common stock.

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

	Three Months Ended March 31,
	2007	2006
Numerator for net income per Class A and Class B common stock:
Net income	$13,248	$12,135

Numerator for basic net income Class A common stock	$7,550	$6,615
Numerator for basic net income Class B common stock	$5,698	$5,520

Numerator for diluted net income Class A common stock	$7,627	$6,682
Numerator for diluted net income Class B common stock	$5,621	$5,453

Basic weighted average common shares outstanding
Class A common stock	19,306	18,053
Class B common stock	14,570	15,065

Effect of potential exercise of stock options
Class A common stock	465	410
Class B common stock	—	—

Diluted weighted average common shares outstanding—Class A	19,771	18,463

Diluted weighted average common shares outstanding—Class B	14,570	15,065

For the three months ended March 31, 2007 and 2006, options to purchase 518 thousand and 349 thousand shares, respectively, weighted for the portion of the period for which they were outstanding, were outstanding but not included in the computation of diluted earnings per share because the options’ effect would have been anti-dilutive. For the three months ended March 31, 2007 and 2006, shares issued from the exercise of stock options were 161 thousand and 135 thousand, respectively.

4. Stock-Based Compensation

Stock Options— In June 2006, the Company’s stockholders approved our 2006 Management Incentive Plan (the Plan), which was designed to enable us to attract, retain and motivate key employees. The Plan amended and restated the Company’s Management Incentive Plan that was approved by the Company’s stockholders prior to the initial public offering for 2002 (the 2002 Plan). In connection with the creation of the Plan, all options outstanding under the 2002 Plan and the ManTech International Corporation 1995 Long-Term Incentive Plan were assumed. Awards granted under the Plan are settled in shares of Class A common stock. At the beginning of each year, the Plan provides that the number of shares available for issuance automatically increases by an amount equal to one and one-half percent of the total number of shares of Class A and Class B common stock outstanding on December 31st of the previous year. On January 2, 2007, 510,795 additional shares were made available for issuance under the Plan. The 2006 Plan authorizes the issuance of an additional 1,500,000 shares in addition to the shares authorized under the 2002 Plan. Through March 31, 2007, the aggregate number of shares of our common stock authorized for issuance under the Plan was 6,794,982. Through March 31, 2007, 1,947,930 shares of our Class A common stock have been issued as a result of the exercise of the options granted under the Plan. The Plan expires in June 2016.

The Plan is administered by the compensation committee of our board of directors, along with its delegates. Subject to the express provisions of the Plan, the committee has broad authority to administer and interpret the Plan, including the discretion to determine the exercise price, vesting schedule, contractual life and the number of shares to be issued.

We typically issue options that vest in three equal installments, beginning on the first anniversary of the date of grant. Prior to January 1, 2006, we issued options under the 2002 Plan that typically expired ten years after the date of grant. Under the terms of the Plan, the contractual life of the option grants may not exceed eight years. During the three months ended March 31, 2007 and 2006, we issued options that expire five years from the date of grant. The Company expects that it will continue to issue options that expire five years from the date of grant for the foreseeable future.

Stock Compensation Expense— Effective January 1, 2006, we adopted the Financial Accounting Standards Board (FASB) SFAS No. 123 (revised 2004), Share-Based Payment, using the modified prospective method. Under this method, compensation costs for all awards granted after the date of adoption and the unvested portion of previously granted awards are measured at an estimated fair value and included in operating expenses or capitalized as appropriate over the vesting period during which an employee provides service in exchange for the award. For the three months ended March 31, 2007 and 2006, total recognized tax benefits from the exercise of stock options were $0.6 million and $0.9 million, respectively. For the three months ended March 31, 2007 and 2006, we recorded $1.6 million and $1.2 million of stock-based compensation cost as general and administrative expense in our statement of operations, respectively. No compensation expense of employee’s holding stock options, including stock-based compensation expense, was capitalized during the period. As of March 31, 2007, there was $10.5 million of unrecognized compensation cost related to share-based compensation arrangements that we expect to vest. The weighted-average period over which expense is expected to be recognized is 1.7 years.

Fair Value Determination— Under SFAS No. 123R, we have elected to continue using the Black-Scholes-Merton option pricing model to determine fair value of our awards on date of grant. We will reconsider the use of the Black-Scholes-Merton model if additional information becomes available in the future that indicates another model would be more appropriate, or if grants issued in future periods have characteristics that cannot be reasonably estimated under this model.

The following weighted-average assumptions were used for option grants during the three months ended March 31, 2007 and 2006:

Volatility. The expected volatility of the options granted was estimated based upon historical volatility of the Company’s share price through weekly observations of the Company’s trading history. For the three months ended March 31, 2007 and 2006 we used a volatility of 42.7% and 42.5%, respectively.

Expected Term. The expected term of options granted during the three months ended March 31, 2007 was determined from historical exercises of the grantee population. For options granted during the three months ended March 31, 2006 the expected term was determined under the simplified calculation provided in the SEC’s Staff Accounting Bulletin No. 107 ((vesting term + original contractual term)/2). For all grants valued during the three months ended March 31, 2007 and 2006, the options had graded vesting over 3 years (33.3% of the options in each grant vest annually) and the contractual term was 5 years. For the three months ended March 31, 2007 and 2006, we used a weighted-average expected term of 3.13 years and 3.5 years, respectively.

Risk-free Interest Rate. The yield on zero-coupon U.S. Treasury strips was used to extrapolate a forward-yield curve. This “term structure” of future interest rates was then input into a numeric model to provide the equivalent risk-free rate to be used in the Black-Scholes-Merton model based on expected term of the underlying grants. For the three months ended March 31, 2007 and 2006, the weighted-average risk-free interest rate used was 4.55% and 4.65%, respectively.

Dividend Yield. The Black-Scholes-Merton valuation model requires an expected dividend yield as an input. We have not issued dividends in the past nor do we expect to issue dividends in the future. As such, the dividend yield used in our valuations for the three months ended March 31, 2007 and 2006 was zero, respectively.

Stock Option Activity— During the three months ended March 31, 2007, we granted stock options to purchase 417,500 shares of class A common stock at a weighted-average exercise price of $34.05 per share, which reflects the fair market value of the shares on the date of grant. The weighted-average fair value of options granted during the three months ended March 31, 2007 and 2006, as determined under the Black-Scholes-Merton valuation model, was $11.77 and $11.02, respectively. These options vest in 3 equal installments over 3 years and have a contractual term of 5 years. Option grants that vested during the three months ended March 31, 2007 and 2006 had a combined fair value of $2.9 million and $1.4 million, respectively.

The following table summarizes the stock option activity for the year ended December 31, 2006 and the three months ended March 31, 2007:

	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value (in thousands)
Shares under option, December 31, 2005	2,710,742	$20.38
Options granted	609,500	$30.61
Options exercised	(874,301)	$19.20	$12,666
Options cancelled and expired	(190,822)	$24.92

Shares under option, December 31, 2006	2,255,119	$21.00
Options granted	417,500	$34.05
Options exercised	(161,432)	$20.90	$2,108
Options cancelled and expired	(36,998)	$24.22

Shares under option, March 31, 2007	2,474,189	$21.15	$20,366

Options exercisable at March 31, 2007	1,020,284	$21.65	$11,995

The following table summarizes nonvested stock options for the three months ended March 31, 2007:

	Number of Shares	Weighted Average Fair Value
Nonvested stock options at December 31, 2006	1,376,057	$8.91
Options granted	417,500	$11.77
Vested during period	(302,654)	$9.64
Options cancelled and expired	(36,998)	$8.27

Nonvested shares under option, March 31, 2007	1,453,905	$9.61

Information concerning stock options outstanding and stock option expected to vest at March 31, 2007:

	Options Exercisable and Expected to Vest	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Aggregate Intrinsic Value (in thousands)
Stock options exercisable	1,020,284	6.4	$21.65	$11,995
Stock options expected to vest	1,284,610	5.4	$27.29	$7,864

Options exercisable and expected to vest	2,304,894

5. Goodwill and Other Intangibles

SFAS No. 142, Goodwill and Other Intangible Assets requires, among other things, the discontinuance of goodwill amortization. Under SFAS 142, goodwill is to be reviewed at least annually for impairment; we have elected to perform this review annually during the second quarter each calendar year. These reviews resulted in no adjustments in goodwill.

The components of goodwill and other intangibles are as follows:

	March 31, 2007	December 31, 2006
Goodwill	$248,629	$248,429
Other intangibles	69,298	69,366

	317,927	317,795
Less: Accumulated amortization	(41,004)	(39,293)

	$276,923	$278,502

	March 31, 2007			December 31, 2006
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized intangible assets:
Contract rights	$45,115	$14,692	$30,423	$45,115	$13,560	$31,555
Capitalized software cost for sale	11,672	9,220	2,452	12,150	9,179	2,971
Capitalized software cost for internal use	12,511	6,985	5,526	12,101	6,447	5,654

	$69,298	$30,897	$38,401	$69,366	$29,186	$40,180

Aggregated amortization expense for the three months ended March 31, 2007 and 2006 was $1.8 million and $1.6 million, respectively. We estimate that we will have the following amortization expense for the future periods indicated below (in thousands):

For the remaining nine months ending December 31, 2007	$5,148
Year ending:
December 31, 2008	$5,541
December 31, 2009	$5,247
December 31, 2010	$4,545
December 31, 2011	$2,387
December 31, 2012	$1,521

6. Business Segment and Geographic Area Information

We operate as one segment, delivering a broad array of information technology and technical services solutions under contracts with the U.S. government, state and local governments, and commercial customers. Our federal government customers typically exercise independent contracting authority, and even offices or divisions within an agency or department may directly, or through a prime contractor, use our services as a separate customer so long as that customer has independent decision-making and contracting authority within its organization. Revenues from the U.S. government under prime contracts and subcontracts, as compared to total contract revenues, were approximately 97.5% and 97.9% for the three months ended March 31, 2007 and 2006, respectively. There were no sales to any customers within a single country (except for the United States) where the sales accounted for 10% or more of total revenue. We treat sales to U.S. government customers as sales within the United States regardless of where the services are performed. Substantially all assets of continuing operations were held in the United States for the periods ended March 31, 2007 and December 31, 2006. Revenues by geographic customer and the related percentages of total revenues for the three months ended March 31, 2007 and 2006, were as follows (in thousands):

	Three Months Ended March 31,
	2007		2006
United States	$289,907	98.5%	$273,187	99.2%
International	4,378	1.5	2,119	0.8

	$294,285	100.0%	$275,306	100.0%

United States	98.9%		99.3%
International	1.1		0.7

	100.0%		100.0%

During the three months ended March 31, 2007, one contract in continuing operations, Countermine Support, exceeded 10% of our revenue. During the three months ended March 31, 2006, one contract in continuing operations, Regional Logistics Support to the Warfighter, exceeded 10% of our revenue. (in thousands):

	Three Months Ended March 31,
	2007	%	2006	%
Revenues from external customers:
Regional Logistics Support to the Warfighter	$6,699	2%	$29,667	11%
Countermine Support	40,413	14%	5,010	2%
All other contracts	247,173	84%	240,629	87%

ManTech Consolidated	$294,285	100%	$275,306	100%

Operating Income:
Regional Logistics Support to the Warfighter	$234	1%	$1,685	7%
Countermine Support	964	5%	470	2%
All other contracts	20,165	94%	20,578	91%

ManTech Consolidated	$21,363	100%	$22,733	100%

Receivables:
Regional Logistics Support to the Warfighter	$5,335	2%	$31,989	12%
Countermine Support	13,519	6%	3,781	1%
All other contracts	224,346	92%	228,591	86%

ManTech Consolidated	$243,200	100%	$264,361	100%

Disclosure items required under SFAS No. 131 including interest revenue, interest expense, depreciation and amortization, costs for stock-based compensation programs, certain unallowable costs as determined under Federal Acquisition Regulations, and expenditures for segment assets are not applicable as we review those items on a consolidated basis.

7. Revenues and Receivables

We deliver a broad array of information technology and technical services solutions under contracts with the U.S. government, state and local governments, and commercial customers. Revenues from the U.S. government under prime contracts and subcontracts were approximately 97.5% and 97.9% of our total revenue for the three months ended March 31, 2007 and 2006, respectively. The components of contract receivables are as follows:

	March 31, 2007	December 31, 2006
Billed receivables	$214,070	$211,564
Unbilled receivables:
Amounts billable	25,835	21,911
Revenues recorded in excess of estimated contract value or funding	1,922	2,832
Revenues recorded in excess of milestone billings on fixed price contracts	4,171	3,976
Retainage	1,568	1,680
Allowance for doubtful accounts	(4,366)	(5,518)

	$243,200	$236,445

Amounts billable consist principally of amounts to be billed within the next month. Revenues recorded in excess of contract value or funding are billable upon receipt of contractual amendments or other modifications. Revenues recorded in excess of milestone billings on fixed price contracts consist of amounts not expected to be billed within the next month. The retainage is billable upon completion of DCAA audit. At March 31, 2007, the amount of receivables that we expect to collect after one year is $1.7 million.

8. Commitments and Contingencies

Payments to us on cost-reimbursable contracts with the U.S. government are provisional payments subject to adjustment upon audit by the DCAA. The majority of audits through 2002 and 2003 have been completed and resulted in no material adjustments. The audits for 2002 through 2006 are not expected to have a material effect on the results of future operations.

In the normal course of business, we are involved in certain governmental and legal proceedings, claims and disputes, and have litigation pending under several suits. We believe that the ultimate resolution of these matters will not have a material effect on our financial position, results of operations, or cash flows.

9. Acquisitions

GRS Solutions, Inc.—On October 5, 2006, we completed the acquisition of all outstanding shares of GRS Solutions, Inc. (GRS) for $20.0 million in cash, subject to certain shareholder indemnification obligations. The source of funds for the acquisition was our available cash.

GRS was a privately held company headquartered in Falls Church, VA providing specialized technical, operational and analytical services to the Intelligence Community. The acquisition improves our strategic position within the intelligence community and strengthens our capabilities in supporting counterterrorism/counterintelligence missions around the world. For its fiscal year ended September 30, 2006, GRS had revenues of approximately $10.4 million. For the three months ended March 31, 2007, GRS added $3.4 million to our consolidated revenues.

The purchase price was $20.0 million, which includes a closing balance sheet adjustment of $(0.2) million and contingent consideration of $2.2 million based on a defined performance objective which was met subsequent to the initial purchase. As security for the GRS shareholders’ indemnification obligations, an escrow account in an amount of $1.8 million was established to be used in satisfying certain indemnification obligations of the former shareholders of GRS. The purchase price was allocated to the underlying assets and liabilities based on their estimated fair values. The assets, liabilities and result of operations were not material and thus pro forma information is not presented. We recorded goodwill of $11.8 million, which, assuming adequate levels of taxable income, will be deductible for tax purposes over 15 years. Recognition of goodwill is largely attributed to the highly skilled employees and the value paid for companies supporting the Intelligence Community. The following table sets forth the components of intangible assets associated with the acquisition at October 5, 2006 (in thousands):

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

10. Debt

As of March 31, 2007, we had a Credit and Security Agreement with a syndicate of lenders led by Citizens Bank of Pennsylvania, as administrative agent. The agreement initially provided for a $125 million credit facility that could be increased to $200 million. The maturity date of the agreement was February 25, 2009. Under the agreement, we were required to maintain specified financial covenants relating to asset coverage, fixed charge coverage, and debt coverage. The agreement also placed limitations on additional borrowings, mergers, and related-party transactions, payment of dividends, and contains limitations with respect to capital expenditures. Borrowings under the agreement were collateralized by our assets and bear interest at the London Inter-Bank Offer Rate (LIBOR), or the lender’s base rate, plus market-rate spreads that are determined based on a company leverage ratio calculation. As of March 31, 2007, we were in compliance with all covenants under the credit facility.

We had nothing outstanding on our credit facility at March 31, 2007 and December 31, 2006. The maximum available borrowing under the credit facility at March 31, 2007 was $124.2 million. As of March 31, 2007, we were contingently liable under letters of credit totaling $0.8 million, which reduces our availability to borrow under the credit facility.

On April 30, 2007, we terminated our credit facility with Citizens Bank and executed a new $300.0 million revolving credit agreement with Bank of America N.A. For more information, see note 14 “Subsequent Events” below.

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

On February 23, 2007, we sold MSM to MSM Security Services Holdings, LLC for $3.0 million in cash. The sale resulted in a pre-tax gain of $0.6 million recorded in the first quarter of 2007. MSM Security Services Holdings LLC is solely owned by George J. Pedersen, ManTech’s Chairman and Chief Executive Officer. Mr. Pedersen presented an offer to the ManTech Board of Directors to purchase our MSM subsidiary. Mr. Pedersen’s offer exceeded the value of any other definitive offer extended to the Company.

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

The following discloses the results of the discontinued operations of MSM for the three months ended March 31, 2007 and 2006 (in thousands):

	Three Months Ended March 31,
	2007	2006
Revenue	$1,829	$3,285
Loss before income taxes	$(749)	$(1,877)
Net Loss	$(458)	$(1,135)

The following is a summary of the assets and liabilities held for sale related to MSM at December 31, 2006 (in thousands):

December 31, 2006
Receivables, net	$2,674
Prepaid expenses and other	70
Property and equipment	629
Other assets	—

Total Assets	$3,373

Accounts payable and accrued expenses	$724
Accrued salaries and related expenses	369
Billings in excess of revenue earned	670
Other liabilities	52

Total Liabilities	$1,815

12. Shares Held in Grantor Trust

At December 31, 2006 there were 609,296 shares of Class B common stock, with a cost value of $0.6 million, reflected in equity in accordance with EITF 97-14, Accounting for Deferred Compensation Arrangements where Amounts Earned are Held in a Rabbi Trust and Invested. These shares are held in a Rabbi Trust to satisfy a defined contribution pension obligation, to be paid in stock for the benefit of Mr. Pedersen.

On January 8, 2007, Mr. Pedersen received a distribution of 609,296 shares of Class B Common Stock, which had been held by the ManTech International Corporation Supplemental Executive Retirement Plan for the benefit of George J. Pedersen (GJP SERP). The Class B Common Stock is convertible into Class A Common Stock at any time on a one-for-one basis, and has no expiration date. On January 8, 2007, Mr. Pedersen converted 243,040 shares of Class B Common Stock to 243,040 shares of Class A Common Stock to satisfy tax withholding requirements.

The converted shares were surrendered to the Company to pay taxes applicable to the distribution of all GJP SERP shares on Mr. Pedersen’s behalf. As of the date of the issuance of these statements, the taxes have been paid, and the shares have been accounted for as treasury stock on our consolidated balance sheet, using the cost method, at an approximate value of $9.1 million. In addition, we recognized an $8.6 million tax benefit on the distribution from the trust. The tax benefit was recorded to additional paid-in capital and is reported as a cash inflow from financing activities on our statement of cash flows.

13. Income Taxes

Effective January 1, 2007, we adopted the provisions of Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes - An interpretation of FASB Statement No. 109. Previously, the Company had accounted for tax contingencies in accordance with Statement of Financial Accounting Standards 5, Accounting for Contingencies. As required by FIN 48, the Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority.

At the adoption date, the Company applied FIN 48 to all tax positions for which the statute of limitations remained open. As a result of the implementation of FIN 48, the Company recognized an increase of approximately $0.1 million in the liability for gross unrecognized tax benefits and interest and penalties, which was accounted for as a reduction to the January 1, 2007 balance of retained earnings.

The total liability of gross unrecognized tax benefits as of January 1, 2007, was $1.3 million. That amount includes $0.3 million of unrecognized net tax benefits which, if ultimately recognized, would reduce the Company’s annual effective tax rate in a future period. Since January 1, 2007, there have been changes in the liability for gross unrecognized tax benefits totaling $0.1 million in gross unrecognized tax benefits.

The Company is subject to income taxes in the U.S., and various state and foreign jurisdictions. Tax statutes and regulations within each jurisdiction are subject to the interpretation and require significant judgment to apply. The Company is currently under examination by two state jurisdictions for years subsequent to 2000. Otherwise the Company is no longer subject to U.S., state, or non-U.S. income tax examinations by tax authorities for the years before 2003. The Company, which has recorded a liability for gross unrecognized tax benefits of $0.4 million related primarily to pending state audits, believes it is reasonably possible that such audits will be concluded and settled in the next 12 months.

The Company recognizes interest accrued related to net unrecognized tax benefits in interest expense and penalties in general and administrative expenses for all periods presented. The Company had accrued approximately $0.2 million for the payment of interest and penalties at adoption. Subsequent changes to accrued interest and penalties have been $0.1 million.

14. Subsequent Events

New Credit Agreement - On April 30, 2007, we terminated our credit facility with Citizens Bank and executed a new revolving credit agreement with a syndicate of lenders led by Bank of America, N.A, as administrative agent (the “New Credit Agreement”). The New Credit Agreement provides for a $300 million revolving credit facility, with a $25 million letter of credit sub limit and a $30 million swing line loan sub limit. The New Credit Agreement also contains an accordion feature that permits the Company to arrange with the lenders for them to provide up to $100 million in additional commitments.

Borrowings under the New Credit Agreement are collateralized by our assets and bear interest at one of the following rates as selected by the Company: (j) a LIBOR-based rate, plus market-rate spreads that are determined based on a company leverage ratio calculation (0.875% to 1.5%), or (ii) the lender’s base rate, which is the lower of the Federal Funds Rate plus 0.5% or Bank of America’s prime lending rate. Upon execution of the New Credit Agreement, we paid various upfront fees and other fees and expenses (including legal expenses) of approximately $1.4 million. The maturity date for the New Credit Agreement is April 30, 2012.

The terms of the New Credit Agreement permit prepayment and termination of the loan commitments at any time, subject to certain conditions. The New Credit Agreement requires the Company to comply with specified financial covenants, including the maintenance of a certain leverage ratio and fixed charge coverage ratio. The New Credit Agreement also contains various covenants, including affirmative covenants with respect to certain reporting requirements and maintaining certain business activities, and negative covenants that, among other things, may limit our ability to incur liens, incur additional indebtedness, make investments, make acquisitions, and undertake certain additional actions.

SRS Acquisition - On April 6, 2007, ManTech entered into an Agreement and Plan of Merger (“Merger Agreement”) with SRS Technologies (“SRS”), certain shareholders of SRS, and certain persons acting as a representative for the shareholders of SRS. The Merger Agreement provides for the merger of a newly formed and wholly owned subsidiary of ManTech with and into SRS, with SRS surviving the merger and becoming a wholly owned subsidiary of ManTech.

Under the terms of the Merger Agreement, we will acquire all of the outstanding equity interests in SRS for an initial purchase price of $195.0 million in cash. A portion of the purchase price will be used to pay for certain transaction costs incurred by SRS in connection with the merger. The initial purchase price is subject to adjustment based on the calculation of SRS’ working capital on the closing date, which is expected to occur on or about May 7, 2007. We expect to utilize a combination of cash on hand and borrowings under our New Credit Agreement to finance the acquisition.

Consummation of the merger is subject to customary closing conditions, including approval by SRS shareholders, accuracy of representations and warranties (subject to an overall material adverse effect qualification), compliance with all agreements, covenants and obligations contained in the Merger Agreement (subject to a materiality qualification for compliance with certain select covenants), and absence of a material adverse change to SRS’ business or financial condition.

Management believes this acquisition will:

•	Extend ManTech’s presence in the high-end national security marketplace; and

•

Enhance ManTech’s presence in the US Defense Advance Research Projects Agency (DARPA), Department of Homeland Security, Missile Defense Agency, National Reconnaissance Office, National Geospatial-Intelligence Agency, and other Department of Defense agencies.

SRS is a privately-held company with specialized domain knowledge in the areas of space-based radar and communications; chemical, biological, conventional and nuclear weapons detection and defeat programs; imagery intelligence; and aeronautic, space and information systems development. More than 85 percent of SRS’ revenue has historically been derived from the Department of Defense, Intelligence Community and the Department of Homeland Security.

SRS is expected to generate revenues in excess of $175 million during their fiscal year 2007, which ends in August 2007. SRS has over 800 employees including highly-cleared and educated personnel.

Condensed consolidated financial information related to SRS’ Fiscal Year 2006 operations is provided below (in thousands).

As of August 31, 2006 Balance Sheet Data:		Fiscal year ended August 31, 2006 Statement of Operations Data:
Current assets	$41,601	Net Revenue	$145,557
Total assets	48,535	Operating and other expenses	134,938

Current liabilities	19,701	Net income	$6,484
Total liabilities	19,793

Stockholder’s equity	28,742
Total liabilities and stockholder’s equity	$48,535

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

We recommend that you read this discussion and analysis in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our annual report on Form 10-K for the fiscal year ended December 31, 2006, which was filed with the SEC on March 9, 2007.

Recent Developments

New Credit Agreement

On April 30, 2007, we terminated our credit facility with Citizens Bank and executed a new revolving credit agreement with a syndicate of lenders led by Bank of America, N.A, as administrative agent (the “New Credit Agreement”). For more information, see “Liquidity and Capital Resources – New Credit Agreement” below.

SRS Acquisition

On April 6, 2007, ManTech entered into an Agreement and Plan of Merger (“Merger Agreement”) with SRS Technologies (“SRS”), certain shareholders of SRS, and certain persons acting as a representative for the shareholders of SRS. Under the terms of the Merger Agreement, one of our newly-formed and wholly owned subsidiaries will merge with and into SRS, with SRS surviving the merger and becoming a wholly owned subsidiary of ManTech.

Under the terms of the Merger Agreement, we will acquire all of the outstanding equity interests in SRS for an initial purchase price of $195.0 million in cash. A portion of the purchase price will be used to pay for certain transaction costs incurred by SRS in connection with the merger. The purchase price is subject to adjustment based on the calculation of SRS’ working capital on the closing date, which we expect to occur on or about May 7, 2007. We expect to utilize a combination of cash on hand and borrowings under our New Credit Agreement to finance the acquisition.

We believe this acquisition will:

•	Extend ManTech’s presence in the high-end national security marketplace; and

•

Enhance ManTech’s presence in the US Defense Advance Research Projects Agency (DARPA), Department of Homeland Security, Missile Defense Agency, National Reconnaissance Office, National Geospatial-Intelligence Agency, and other Department of Defense agencies.

SRS is a privately-held company with specialized domain knowledge in the areas of space-based radar and communications; chemical, biological, conventional and nuclear weapons detection and defeat programs; imagery intelligence; and aeronautic, space and information systems development. More than 85 percent of SRS’ revenue has historically been derived from the Department of Defense, Intelligence Community and the Department of Homeland Security. SRS’ backlog as of March 2, 2007 was estimated at $750 million, of which $98.5 million was funded backlog.

Assuming the acquisition is completed on or about May 7, 2007, SRS is expected to add revenues of approximately $120 million through December 31, 2007. SRS has over 800 employees including highly-cleared and educated personnel.

Three Months Ended March 31, 2007 Compared to the Three Months Ended March 31, 2006

	Condensed Consolidated Statements of Operations
	Three Months Ended March 31,				Period to Period Change
	2007	2006	2007	2006	2006 to 2007
	Dollars		Percentages		Dollars	Percent
	(dollar amounts in thousands)
REVENUE	$294,285	$275,306	100.0%	100.0%	$18,979	6.9%
Cost of services	246,903	227,807	83.9%	82.7%	19,096	8.4%
General and administrative expenses	26,019	24,766	8.8%	9.0%	1,253	5.1%

OPERATING INCOME	21,363	22,733	7.3%	8.3%	(1,370)	-6.0%
Interest (income) expense, net	(327)	792	0.1%	0.3%	(1,119)	-141.3%
Other (income) expense, net	(12)	79	0.0%	0.0%	(91)	-115.2%

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	21,702	21,862	7.4%	7.9%	(160)	-0.7%
Provision for income taxes	(8,334)	(8,592)	2.8%	3.1%	258	-3.0%

INCOME FROM CONTINUING OPERATIONS	13,368	13,270	4.5%	4.8%	98	0.7%

(Loss) from operations of discontinued component, net of taxes	(458)	(1,135)	0.2%	0.4%	677	-59.6%
Gain on sale of discontinued operation, net of taxes	338	—	0.1%	0.0%	338	100.0%

NET INCOME	$13,248	$12,135	4.5%	4.4%	$1,113	9.2%

Revenues

Revenues increased 6.9% to $294.3 million for the three months ended March 31, 2007, compared to $275.3 million for the same period in 2006. This increase is primarily attributable to forward deployment and countermine/counter improvised explosive devices (IED) support in Iraq and Afghanistan. One contract in support of the installation and repair of systems designed to counter mines and IED’s accounted for $40.4 million of revenues for the three months ended March 31, 2007. The acquisition of GRS in October 2006 added $3.4 million to our revenues for the three months ended March 31, 2007.

Cost of services

Cost of services increased 8.4% to $246.9 million for the three months ended March 31, 2007, compared to $227.8 million for the same period in 2006. As a percentage of revenues, cost of services increased 1.2%, to 83.9% for the three months ended March 31, 2007 compared to 82.7% for the same period in 2006. This increase was due to larger purchases of equipment and materials directly for contracts and increased use of subcontractors in support of our contracts. The increase in other direct costs resulted in lower income from continuing operations primarily due to generally lower profit margins on purchases of equipment and materials. Direct labor costs, which include applicable fringe benefits and overhead, decreased by 4.3% primarily due to lower direct labor hours incurred and reduced fringe benefits cost offset by an increase in overhead. As a percentage of revenues, direct labor costs decreased 5.0% to 43.2% for the three months ended March 31, 2007 compared to 48.2% for the same period in 2006. Other direct costs increased by 26.1% over the same period in 2006, from $95.1 million to $119.9 million, which reflects the increase in purchases of equipment and materials, and increased use of subcontractors as noted above. As a percentage of revenues, other direct costs increased from 34.5% for the three months ended March, 2006 to 40.7% for the same period in 2007.

General and administrative

General and administrative expenses increased 5.1% to $26.0 million for the three months ended March 31, 2007, compared to $24.8 million for the same period in 2006. As a percentage of revenues, general and administrative expenses decreased to 8.8% from 9.0% for the three months ended March 31, 2007 and 2006, respectively. The increase in expense during the year resulted primarily from increased bid and proposal spending, share-based compensation, and amortization of intangibles related to our acquisition of GRS Solutions in October 2006. These increases were partially offset by lower bad debt expense due to more favorable collections experience during the past year. For the three months ended March 31, 2007 and 2006, we recognized $1.6 million and $1.2 million in share-based compensation expense under SFAS No. 123R, respectively.

Interest (income) expense, net

For the three months ended March 31, 2007, we had net interest income of $0.3 million verses net interest expense of $0.8 million for the same period in 2006. The change in interest (income) expense, net is a result of decreased borrowing under our credit facility and interest income from cash on hand. For the three months ended March 31, 2007, we had no borrowings under our credit facility compared to an average debt balance of $52.5 million for the same period in 2006. The relatively higher level of indebtedness in 2006 was due to our acquisition of Gray Hawk in May 2005. As we intend to use our credit facility to finance our acquisition of SRS Technologies, see “Subsequent Events” below, interest expense levels will increase for the remainder of 2007.

Loss from discontinued operations

Our MSM subsidiary, which we determined to sell in February 2005, is classified as held for sale in the consolidated balance sheets and discontinued operations, net of applicable income taxes in the consolidated statements of income. Loss from discontinued operations decreased 59.6% to $0.5 million for the three months ended March 31, 2007, compared with $1.1 million for the same period in 2006. The reduced loss reflects two months of MSM operations in 2007 because of the sale on MSM on February 23, 2007 (as described below) versus a full three months of MSM operations in the same period in 2006 as well as reduced direct costs as a percentage of revenues. For additional information see “Discontinued Operations,” below.

Gain on sale of discontinued operation

On February 23, 2007, we sold MSM to MSM Security Services Holdings, LLC (an entity that is solely owned by George J. Pedersen, our Chairman and Chief Executive Officer) for $3.0 million in cash. We recorded a $0.3 million net gain on the transaction. For additional information see “Discontinued Operations,” below.

Net income

Net income increased 9.2% to $13.3 million for the three months ended March 31, 2007, compared to $12.2 million for the same period in 2006. The increase is a result of higher revenue, increased income from continuing operations, and a reduced net loss on discontinued operations of $0.1 million in 2007 versus a loss of $1.0 million for the same period in 2006. Our effective tax rate for the three months ended March 31, 2007 and 2006 was 38.4% and 39.3%, respectively.

Backlog

At March 31, 2007 and December 31, 2006, our backlog was $2.9 billion and $2.9 billion, respectively, of which $0.8 billion and $0.6 billion, respectively, was funded backlog. At March 31, 2006, our backlog was $2.2 billion, of which $0.5 billion was funded backlog. Backlog and funded backlog represent estimates that we calculate on a consistent basis. Additional information on how we determine backlog is included in our annual report on Form 10-K for the fiscal year ended December 31, 2006, previously filed with the SEC.

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

Liquidity and Capital Resources

Our primary liquidity needs are the financing of working capital, capital expenditures and acquisitions. As of March 31, 2007, our primary source of liquidity was cash provided by operations and our revolving credit facility with Citizens. At March 31, 2007, we did not have an outstanding balance under that credit facility. At March 31, 2007, we were contingently liable under letters of credit totaling $0.8 million, which reduced our ability to borrow under that credit facility. The maximum available borrowing under our credit facility at March 31, 2007 was $124.2 million.

On April 30, 2007, we executed our New Credit Agreement with Bank of America N.A. The New Credit Agreement initially provides for up to $300.0 million in available borrowings. See “New Credit Agreement” below for additional information.

Generally, cash provided by operating activities is adequate to fund our operations, although we expect to borrow approximately $170 million in connection with the anticipated closing of the SRS transaction on or about May 7, 2007. Due to fluctuations in our cash flows and the growth in our operations, it may be necessary from time to time to increase borrowings under our New Credit Agreement to meet cash demands. Also, in the future, we may borrow greater amounts in order to finance acquisitions or new contract start ups.

Net cash flows from operating activities

	Three months ended March 31,
(in thousands)	2007	2006
Cash used by operating activities from continuing operations:	$(10,200)	$(9,520)
Cash used by discontinued operations:	(1,562)	(1,967)

Cash used by operating activities:	$(11,762)	$(11,487)

Cash used in operating activities from continuing operations for the three months ended March 31, 2007 was $10.2 million, compared to $9.5 million used in operating activities for the three months ended March 31, 2006. The cash outflow from operations for the three months ended March 31, 2007 is primarily due to the payment of management’s annual bonuses and related payroll taxes in March and the timing of payments for subcontractors and material purchases. For the three months ended March 31, 2007, discontinued operations used $1.6 million of cash verses a net use of cash of $2.0 million for the three months ended March 31, 2006. The reduced cash outflow from discontinued operations is the result of the sale of our MSM subsidiary on February 23, 2007.

Net cash flows from investing activities

	Three months ended March 31,
(in thousands)	2007	2006
Cash (used) in investing activities from continuing operations:	$(1,988)	$(1,803)
Cash provided by investing activities from discontinued operations:	3,000	—

Cash provided (used) by investing activities:	$1,012	$(1,803)

Cash used in investing activities from continuing operations was $2.0 million for the three months ended March 31, 2007, compared to $1.8 million for the same period in 2006. The cash outflows from continuing operations in 2007 and 2006 are the result of investments in property, plant, and equipment and internal-use software to support our business. For the three months ended March 31, 2007, we had an investing cash inflow from discontinued operations of $3.0 million from the sale of our MSM subsidiary. For additional information see “Discontinued Operations,” below.

Cash flow from investing activities can fluctuate significantly with the execution of our acquisition strategy. On or about May 7, 2007, we expect to close on our acquisition of SRS. The initial purchase price for SRS is $195.0 million in cash.

Net cash flows from financing activities

	Three months ended March 31,
(in thousands)	2007	2006
Cash provided by financing activities:	$3,357	$12,423

Cash provided by financing activities was $3.4 million for the three months ended March 31, 2007, compared to cash provided by financing activities of $12.4 million for the three months ended March 31, 2006. The net cash provided in the first three months of 2007 resulted primarily from proceeds from the exercise of stock options. In addition, we acquired treasury stock with a cost of $9.1 million related to the distribution of a supplemental executive retirement plan (SERP) for our Chairman and Chief Executive Officer (for additional information, see note 12 “Shares Held in Grantor Trust” to our condensed consolidated financial statements). The cash outflow for the acquisition of treasury stock was offset by the excess tax benefits generated by stock option exercises and the SERP transaction. For the three months ended March 31, 2006, the cash inflow from financing activities was primarily due to borrowings under our credit facility of $9.5 million and proceeds from stock option exercises of $2.4 million.

Cash from financing activities is driven primarily from the proceeds on the exercise of stock options and their associated excess tax benefits as well as our use of our credit facility to fund operations and/or acquisitions. On April 30, 2007, we executed the New Credit Agreement to support the acquisition of SRS and future liquidity requirements. To finance the purchase of SRS, we expect to utilize approximately $170.0 million of the $300.0 million available under the New Credit Agreement.

New Credit Agreement

On April 30, 2007, we terminated our $125.0 million credit facility with Citizens Bank and executed the New Credit Agreement with a syndicate of lenders led by Bank of America, N.A, as administrative agent. The New Credit Agreement provides for a $300 million revolving credit facility, with a $25 million letter of credit sub limit and a $30 million swing line loan sub limit. The New Credit Agreement also contains an accordion feature that permits the Company to arrange with the lenders for them to provide up to $100 million in additional commitments.

Borrowings under the New Credit Agreement are collateralized by our assets and bear interest at one of the following rates as selected by the Company: (i) a LIBOR-based rate, plus market-rate spreads that are determined based on a company leverage ratio calculation (0.875% to 1.5%), or (ii) the lender’s base rate, which is the lower of the Federal Funds Rate plus 0.5% or Bank of America’s prime lending rate. The maturity date for the New Credit Agreement is April 30, 2012.

The terms of the New Credit Agreement permit prepayment and termination of the loan commitments at any time, subject to certain conditions. The New Credit Agreement requires the Company to comply with specified financial covenants, including the maintenance of a certain leverage ratio and fixed charge coverage ratio. The New Credit Agreement also contains various covenants, including affirmative covenants with respect to certain reporting requirements and maintaining certain business activities, and negative covenants that, among other things, may limit our ability to incur liens, incur additional indebtedness, make investments, make acquisitions, and undertake certain additional actions.

We believe the capital resources available to us under our New Credit Agreement and cash from our operations are adequate to fund our ongoing operations and to support the internal growth we expect to achieve for at least the next twelve months. We anticipate financing our external growth from acquisitions and our longer-term internal growth through one or more of the following sources: cash from operations; additional borrowing; issuance of equity; use of the New Credit Agreement; or a refinancing of our New Credit Agreement.

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

On February 23, 2007, we sold MSM to MSM Security Services Holdings, LLC for $3.0 million in cash. The sale resulted in a pre-tax gain of $0.6 million in the first quarter of 2007. MSM Security Services Holdings, LLC is solely owned by George J. Pedersen, ManTech’s Chairman and Chief Executive Officer. Mr. Pedersen presented an offer to the ManTech Board of Directors to purchase our MSM subsidiary. Mr. Pedersen’s offer exceeded the value of any other definitive offers extended to the Company.

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

Other Matters

Our significant accounting policies, including the critical policies listed above, are described in the notes to the consolidated financial statements for the year ended December 31, 2006, included in our Annual Report on Form 10-K filed with the SEC on March 9, 2007.

Recent Accounting Pronouncements

In June 2006, the FASB issued Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes—An interpretation of FASB Statement No. 109,” which clarifies the accounting for uncertainty in tax positions. FIN 48 seeks to reduce the diversity in accounting practices used in regards to uncertain tax positions by prescribing a recognition threshold and measurement criteria for benefits related to income taxes. The provisions of FIN 48 are effective for all reporting periods beginning after December 15, 2006. Effective January 1, 2007, we have applied the provisions of FIN 48 to all tax positions with cumulative effects recognized an adjustment of $0.1 million to retained earnings.

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

In February 2007, the FASB issued Statement No. 159 (SFAS 159), “The Fair Value Option for Financial Assets and Liabilities – Including an amendment of FASB Statement No. 115”, which permits entities to measure eligible items at fair value. For items where the fair value election is made, the company will be required to report unrealized gains or losses in earnings. SFAS 159 is effective for fiscal years beginning after November 15, 2007. At this time, we are assessing the impact the adoption of SFAS 159 will have on our consolidated financial statements.

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

Although forward-looking statements in this Quarterly Report reflect the good faith judgment of management, such statements can only be based on facts and factors currently known by us. Consequently, forward-looking statements are inherently subject to risks and uncertainties, and actual results and outcomes may differ materially from the results and outcomes discussed in or anticipated by the forward-looking statements. We believe that it is important to communicate our future expectations to our investors. However, there may be events in the future that we are not able to predict accurately or control. Factors that could cause actual results to differ materially from the results we anticipate include, but are not limited to, the following:

•	adverse changes in U.S. government spending priorities;

•	adverse changes in our mix of contract types;

•	failure to retain existing U.S. government contracts, win new contracts or win recompetes;

•	failure to close our SRS acquisition or to successfully integrate SRS and GRS into our operations or to realize any accretive or synergistic effects from such acquisitions;

•	adverse results of U.S. government audits of our government contracts;

•	adverse effect of contract consolidations;

•	additional risks and costs associated with complying with new laws and regulations relating to corporate governance issues;

•	risk of contract performance or termination;

•	failure to obtain option awards, task orders or funding under contracts;

•	failure to identify, execute or effectively integrate future acquisitions;

•	risks associated with complex U.S. government procurement laws and regulations;

•	risks of financing, such as increases in interest rates and restrictions imposed by our New Credit Agreement, including our ability to meet existing financial covenants; and

•	competition.

We urge you not to place undue reliance on these forward-looking statements, which speak only as of the date of this Quarterly Report. These and other risk factors are more fully described and discussed in our annual report on Form 10-K for the fiscal year ended December 31, 2006, previously filed with the SEC, those referenced in Item 1A of Part II below, and from time to time, in our other filings with the SEC. We undertake no obligation to revise or update any forward-looking statements in order to reflect any event or circumstance that may arise after the date of this Quarterly Report. We also suggest that you carefully review and consider the various disclosures made in this Quarterly Report that attempt to advise interested parties of the risks and factors that may affect our business, financial condition, results of operations and prospects.

Item 3.	Quantitative and Qualitative Disclosure about Market Risk

Our exposure to market risk relates to changes in interest rates for borrowings under our senior term loan and revolving credit facility. These borrowings bear interest at variable rates. As of March 31, 2007, we had no borrowings outstanding under our revolving credit facility with Citizens. A hypothetical 10% increase in interest rates would have minimal impact our interest expense for the three months ended March 31, 2007.

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

As of March 31, 2007, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), management evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 of the Exchange Act. Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective, as of the end of the period covered by this report, such that the information relating to us that is required to be disclosed in our reports filed with the SEC (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

Although we cannot predict the outcome of these and other legal proceedings, investigations, claims and disputes, based on the information now available to us, we do not believe the ultimate resolution of these matters, either individually or in the aggregate, will have a material adverse effect on our business, prospects, financial condition, operating results, or cash flows.

Item 1A.	Risk Factors

Other than as set forth below, there have been no material changes from the risk factors disclosed in the “Risk Factors” section of the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

The risk factor in the Form 10-K entitled “We may not be successful in identifying acquisition candidates, and we may undertake acquisitions that could increase our costs or liabilities or be disruptive” is hereby replaced in its entirety with the following:

We may not be successful in identifying acquisition candidates, and we may undertake acquisitions that could increase our costs or liabilities or be disruptive.

One of our key operating strategies is to selectively pursue acquisitions. We have made a number of acquisitions in the past, are currently evaluating a number of potential acquisition opportunities, and will consider other acquisitions in the future. We may not be able to identify suitable acquisition candidates at prices we consider appropriate, or finance acquisitions on terms that are satisfactory to us. In addition, recent changes in the U.S. Small Business Administration rules concerning recertification as a small business in order to continue to qualify for small business set-aside awards could also reduce the number of potential acquisition candidates. If we do identify an appropriate acquisition candidate, we may not be able to successfully negotiate the terms of an acquisition, finance and close the acquisition or, if the acquisition occurs, integrate the acquired business into our existing business. Negotiations of potential acquisitions and the integration of acquired business operations could disrupt our business by diverting management away from day-to-day operations. Acquisitions of large businesses or other material operations may require additional debt or equity financing, resulting in additional leverage or dilution of ownership.

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

The risk factor in the Form 10-K entitled “Covenants in our credit facility may restrict our financial and operating flexibility” is hereby replaced in its entirety with the following:

Our indebtedness and debt service obligations may increase substantially and covenants in our credit facility may restrict our financial and operating flexibility.

On April 30, 2007, we entered into a new secured revolving credit agreement with a syndicate of lenders led by Bank of America, N.A, as administrative agent. The credit facility provides for a $300 million revolving credit facility, with a $25 million letter of credit sub limit and a $30 million swing line loan sub limit. The credit facility also contains an accordion feature that permits the Company to arrange with the lenders for them to provide up to $100 million in additional commitments.

Borrowings under the credit facility are collateralized by our assets and will bear interest at the election of the Company at a base rate or a LIBOR-based rate, in each case plus a margin that varies with the Company’s leverage ratio. The maturity date for the credit facility is April 30, 2012.

The terms of the credit facility permit prepayment and termination of the loan commitments at any time, subject to certain conditions. The credit facility requires the Company to comply with specified financial covenants, including the maintenance of a certain leverage ratio and fixed charge coverage ratio. The credit facility also contains various covenants, including affirmative covenants with respect to certain reporting requirements and maintaining certain business activities, and negative covenants that, among other things, may limit our ability to incur liens, incur additional indebtedness, make investments, make acquisitions, and undertake certain additional actions.

We had nothing outstanding on our credit facility at April 30, 2007 and December 31, 2006. As of April 30, 2007, we were contingently liable under letters of credit totaling $0.8 million, which reduced our availability to borrow under our credit facility to $299.2 million. We expect our leverage to increase by approximately $170.0 million upon closing our acquisition of SRS, which we expect to occur on or about May 7, 2007. Leverage may increase further as a result of any future acquisitions and, accordingly, the amount of our indebtedness may increase, perhaps substantially.

Our indebtedness could have significant negative consequences, including:

•	increasing our vulnerability to general adverse economic and industry conditions;

•	requiring that a substantial portion of our cash flow from operations be applied to pay our debt service obligations, thus reducing cash available for other purposes;

•	limiting our flexibility in planning for or reacting to changes in our business or in the industry in which we compete; and

•	placing us at a possible disadvantage compared to our competitors with less leverage or better access to capital.

Our credit facility also bears interest at variable rates based upon prevailing market interest rates, which exposes us to the risk of increased interest rates.

Our ability to repay borrowings under the credit facility will depend primarily on our future performance, which to a certain extent is subject to the economic, financial, competitive and other factors beyond our control. There can be no assurance that our business will continue to generate sufficient cash flow from operations in the future to service our debt or meet our other cash needs.

Our ability to satisfy the financial covenants can be affected by events beyond our control, and we cannot assure you that we will meet these ratios. Default under our credit facility could allow the lenders to declare all amounts outstanding to be immediately due and payable. We have pledged substantially all of our assets to secure the debt under our credit facility. If the lenders declare amounts outstanding under the credit facility to be due, the lenders could proceed against those assets. Any event of default, therefore, could have a material adverse effect on our business if the creditors determine to exercise their rights. We also may incur future debt obligations that might subject us to restrictive covenants that could affect our financial and operational flexibility, restrict our ability to pay dividends on our common stock or subject us to other events of default.

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

Item 6.	Exhibits

Exhibits required by Item 601 of Regulation S-K:

The following lists certain exhibits either filed herewith or filed with the SEC during the fiscal quarter ended March 31, 2007.

Exhibit No.	Description
2.1	LLC Membership Interest Purchase Agreement, by and among ManTech International Corporation, ManTech Systems Engineering Corporation and MSM Security Services Holdings, LLC, dated as of February 14, 2007 (incorporated herein by reference from registrant’s Current Report on Form 8-K, as filed with the SEC on February 15, 2007).

4.1	Credit Agreement by and among the Company, Bank of America, N.A. (as Administrative Agent and L/C Issuer), Citizens Bank of Pennsylvania (as Syndication Agent), PNC Bank, National Association and Branch Banking and Trust Company (each as a Documentation Agent) and the other lender parties thereto, dated April 30, 2007 (incorporated herein by reference from registrant’s Current Report on Form 8-K, as filed with the SEC on May 1, 2007).

10.1*	ManTech International Corporation 2007 Incentive Compensation Plan (incorporated herein by reference from registrant’s Current Report on Form 8-K, as filed with the SEC on March 12, 2007).

10.2*	Form of Term Sheet for 2007 Incentive Compensation Plan – Corporate Executive (incorporated herein by reference from registrant’s Current Report on Form 8-K, as filed with the SEC on March 12, 2007).

10.3*	Form of Term Sheet for 2007 Incentive Compensation Plan – Subsidiary and Division President (incorporated herein by reference from registrant’s Current Report on Form 8-K, as filed with the SEC on March 12, 2007).

31.1 ‡	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2 ‡	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32 ‡	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended.

‡	Filed herewith
*	Management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MANTECH INTERNATIONAL CORPORATION

Date: May 4, 2007	By:	/s/ GEORGE J. PEDERSEN
	Name:	George J. Pedersen
	Title:	Chairman of the Board of Directors and Chief Executive Officer

Date: May 4, 2007	By:	/s/ KEVIN M. PHILLIPS
	Name:	Kevin M. Phillips
	Title:	Chief Financial Officer