Form 10-Q
period 2007-06-30
MANTECH INTERNATIONAL CORP
filed 2007-08-06
CIK 892537

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

or

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

As of August 1, 2007, there were outstanding 19,704,393 shares of our Class A Common Stock and 14,382,053 shares of our Class B Common Stock.

MANTECH INTERNATIONAL CORPORATION

FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2007

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

MANTECH INTERNATIONAL CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in Thousands Except Per Share Amounts)

	(unaudited)
	June 30, 2007	December 31, 2006
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$3,634	$41,510
Receivables—net	287,321	236,445
Prepaid expenses and other	19,283	13,581
Assets of operations held for sale	—	3,373

Total Current Assets	310,238	294,909

Property and equipment—net	14,528	13,881
Goodwill	388,365	238,322
Other intangibles—net	77,524	40,180
Employee supplemental savings plan assets	16,375	15,427
Other assets	11,857	10,533

TOTAL ASSETS	$818,887	$613,252

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of debt	$73,400	$—
Accounts payable and accrued expenses	80,993	72,125
Accrued salaries and related expenses	53,363	47,356
Deferred income taxes-current	—	140
Billings in excess of revenue earned	7,471	5,284
Liabilities of operations held for sale	—	1,815

Total Current Liabilities	215,227	126,720

Debt- net of current portion	60,000	—
Accrued retirement	17,457	16,750
Other long-term liabilities	4,888	3,302
Deferred income taxes—non-current	25,343	7,464
Minority interest	38	—

TOTAL LIABILITIES	322,953	154,236

COMMITMENTS AND CONTINGENCIES	—	—

STOCKHOLDERS’ EQUITY:
Common stock, Class A—$0.01 par value; 150,000,000 shares authorized; 19,915,766 and 19,020,181 shares issued at June 30, 2007 and December 31, 2006; 19,672,726 and 19,020,181 shares outstanding at June 30, 2007 and December 31, 2006	199	190
Common stock, Class B—$0.01 par value; 50,000,000 shares authorized; 14,382,053 and 15,032,293 shares issued and outstanding at June 30, 2007 and December 31, 2006	144	150
Additional paid-in capital	281,194	263,409
Treasury stock, at cost	(9,114)	—
Retained earnings	223,831	195,604
Accumulated other comprehensive loss	(146)	(120)
Unearned ESOP shares	(174)	(217)
Deferred compensation	—	640
Shares held in grantor trust	—	(640)

TOTAL STOCKHOLDERS’ EQUITY	495,934	459,016

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$818,887	$613,252

See notes to condensed consolidated financial statements.

MANTECH INTERNATIONAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In Thousands Except Per Share Amounts)

	(unaudited)		(unaudited)
	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
REVENUES	$348,700	$287,465	$642,985	$562,771
Cost of services	292,253	238,879	539,156	466,686
General and administrative expenses	30,968	26,150	56,987	50,916

OPERATING INCOME	25,479	22,436	46,842	45,169
Interest expense	1,441	802	1,536	1,693
Interest income	(531)	(201)	(953)	(300)
Other (income) expense, net	(343)	(66)	(355)	13

INCOME FROM CONTINUING OPERATIONS BEFORE
INCOME TAXES AND MINORITY INTEREST	24,912	21,901	46,614	43,763
Provision for income taxes	(9,799)	(8,650)	(18,133)	(17,242)
Minority interest	(9)	—	(9)	—

INCOME FROM CONTINUING OPERATIONS	15,104	13,251	28,472	26,521
(Loss) from operations of discontinued component, net of taxes	—	(1,294)	(458)	(2,429)
Gain on sale of discontinued operation, net of taxes (sold to CEO)	—	—	338	—

(Loss) from discontinued operations, net of taxes	—	(1,294)	(120)	(2,429)

NET INCOME	$15,104	$11,957	$28,352	$24,092

BASIC EARNINGS (LOSS) PER SHARE:
Class A common stock
Income from continuing operations	$0.44	$0.40	$0.84	$0.79
(Loss) from discontinued operations, net of taxes	—	(0.04)	—	(0.07)

Class A basic earnings per share	$0.44	$0.36	$0.84	$0.72

Weighted average common shares outstanding	19,575	18,380	19,441	18,219

Class B common stock
Income from continuing operations	$0.44	$0.40	$0.84	$0.79
(Loss) from discontinued operations, net of taxes	—	(0.04)	—	(0.07)

Class B basic earnings per share	$0.44	$0.36	$0.84	$0.72

Weighted average common shares outstanding	14,428	15,065	14,498	15,065

DILUTED EARNINGS (LOSS) PER SHARE:
Class A common stock
Income from continuing operations	$0.44	$0.39	$0.83	$0.78
(Loss) from discontinued operations, net of taxes	—	(0.04)	—	(0.07)

Class A diluted earnings per share	$0.44	$0.35	$0.83	$0.71

Weighted average common shares outstanding	19,965	18,847	19,864	18,665

Class B common stock
Income from continuing operations	$0.44	$0.39	$0.83	$0.78
(Loss) from discontinued operations, net of taxes	—	(0.04)	—	(0.07)

Class B diluted earnings per share	$0.44	$0.35	$0.83	$0.71

Weighted average common shares outstanding	14,428	15,065	14,498	15,065

See notes to condensed consolidated financial statements.

MANTECH INTERNATIONAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in Thousands)

	(unaudited)		(unaudited)
	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
NET INCOME	$15,104	$11,957	$28,352	$24,092

OTHER COMPREHENSIVE INCOME:
Translation adjustments	(27)	16	(25)	22

Total other comprehensive income	(27)	16	(25)	22

COMPREHENSIVE INCOME	$15,077	$11,973	$28,327	$24,114

See notes to condensed consolidated financial statements.

MANTECH INTERNATIONAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in Thousands)

	(unaudited)
	Six months ended June 30,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$28,352	$24,092
Adjustments to reconcile net income to net cash provided by operating activities:
Loss from discontinued operation, net of tax	458	2,429
Gain on sale of discontinued operation, net of tax	(338)	—
Stock-based compensation	3,422	2,660
Tax benefits from exercise of stock options	132	833
Deferred income taxes	(6,275)	290
Depreciation and amortization	6,170	4,850

Change in assets and liabilities—net of effects from acquired and disposed businesses:
Receivables-net	(7,414)	(18,587)
Prepaid expenses and other	4,705	(5,012)
Accounts payable and accrued expenses	(1,704)	269
Accrued salaries and related expenses	(5,654)	552
Billings in excess of revenue earned	703	(1,052)
Accrued retirement	604	1,197
Other	(118)	(1,255)

Net cash flow from operating activities of continuing operations	23,043	11,266
Net cash flow from discontinued operations	(1,562)	(4,465)

Net cash flow from operating activities	21,481	6,801

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(1,553)	(2,158)
Investment in capitalized software for internal use	(1,508)	(1,379)
Proceeds from the sale of property and equipment	1,828	(6)
Acquisition of business, net of cash acquired	(198,236)	—

Net investing cash flow from continuing operations	(199,469)	(3,543)
Net investing cash flow from discontinued operations	3,000	(54)

Net cash flow from investing activities	(196,469)	(3,597)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	4,898	7,944
Excess tax benefits from the exercise of stock options	755	1,292
Excess tax benefit from distribution of shares held in grantor trust	8,581	—
Treasury stock acquired	(9,114)	—
Borrowing under line of credit, non-current	60,000	—
Net increase (decrease) in borrowing under lines of credit net of associated origination fees	71,992	(14,900)
Repayment of notes payable	—	(60)

Net cash flow from financing activities	137,112	(5,724)

NET (DECREASE) IN CASH AND CASH EQUIVALENTS	(37,876)	(2,520)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	41,510	5,678

CASH AND CASH EQUIVALENTS, END OF PERIOD	$3,634	$3,158

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for income taxes	$14,006	$17,704

Cash paid for interest	$1,468	$1,831

Noncash financing activities:
ESOP Contributions	$—	$1,400

See notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2007

UNAUDITED

1. Introduction and Overview

ManTech International Corporation (depending on the circumstances, “ManTech” “Company” “we” “our” “ours” or “us”) is a leading provider of innovative technologies and solutions for mission-critical national security programs for the U.S. government Intelligence Community; the departments of Defense, State, Homeland Security and Justice; the Space Community; and other federal government agencies. Our expertise includes systems engineering, systems integration, software development, enterprise security architecture, information assurance, intelligence operations support, network and critical infrastructure protection, information technology, communications integration and engineering support. With approximately 6,700 qualified employees, we operate in the United States and approximately 40 countries worldwide.

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

3. Earnings Per Share

In Statement of Financial Accounting Standards (SFAS) No. 128, Earnings per Share (as amended), the two-class method is an earnings allocation formula that determines earnings per share for each class of common stock according to dividends declared (or accumulated) and participation rights in undistributed earnings. Under that method, basic and diluted earnings per share data are presented for each class of common stock.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Numerator for net income per Class A and Class B common stock:
Net income	$15,104	$11,957	$28,352	$24,092

Numerator for basic net income Class A common stock	$8,695	$6,571	$16,241	$13,187
Numerator for basic net income Class B common stock	$6,409	$5,386	$12,111	$10,905

Numerator for diluted net income Class A common stock	$8,768	$6,645	$16,390	$13,332
Numerator for diluted net income Class B common stock	$6,336	$5,312	$11,962	$10,760

Basic weighted average common shares outstanding
Class A common stock	19,575	18,380	19,441	18,219
Class B common stock	14,428	15,065	14,498	15,065

Effect of potential exercise of stock options
Class A common stock	390	467	423	446
Class B common stock	—	—	—	—

Diluted weighted average common shares outstanding—Class A	19,965	18,847	19,864	18,665

Diluted weighted average common shares outstanding—Class B	14,428	15,065	14,498	15,065

For the three months ended June 30, 2007 and 2006, options to purchase 850 thousand and 705 thousand shares, respectively, weighted for the portion of the period for which they were outstanding, were outstanding but not included in the computation of diluted earnings per share because the options’ effect would have been anti-dilutive. For the six months ended June 30, 2007 and 2006, options to purchase 685 thousand and 511 thousand shares, respectively, weighted for the portion of the period for which they were outstanding, were outstanding but not included in the computation of diluted earnings per share because the options’ effect would have been anti-dilutive. For the six months ended June 30, 2007 and 2006, shares issued from the exercise of stock options were 245 thousand and 409 thousand, respectively.

4. Stock-Based Compensation

Stock Options— In June 2006, the Company’s stockholders approved our 2006 Management Incentive Plan (the Plan), which was designed to enable us to attract, retain and motivate key employees. The Plan amended and restated the Company’s Management Incentive Plan that was approved by the Company’s stockholders prior to the initial public offering for 2002 (the 2002 Plan). In connection with the creation of the Plan, all options outstanding under the 2002 Plan and the ManTech International Corporation 1995 Long-Term Incentive Plan were assumed. Awards granted under the Plan are settled in shares of Class A common stock. At the beginning of each year, the Plan provides that the number of shares available for issuance automatically increases by an amount equal to one and one-half percent of the total number of shares of Class A and Class B common stock outstanding on December 31st of the previous year. On January 2, 2007, 510,795 additional shares were made available for issuance under the Plan. The Plan authorizes the issuance of an additional 1,500,000 shares in addition to the shares authorized under the 2002 Plan. Through June 30, 2007, the aggregate number of shares of our common stock authorized for issuance under the Plan was 6,794,982. Through June 30, 2007, 2,031,843 shares of our Class A common stock have been issued as a result of the exercise of the options granted under the Plan. The Plan expires in June 2016.

The Plan is administered by the compensation committee of our board of directors, along with its delegates. Subject to the express provisions of the Plan, the committee has broad authority to administer and interpret the Plan, including the discretion to determine the exercise price, vesting schedule, contractual life and the number of shares to be issued.

We typically issue options that vest in three equal installments, beginning on the first anniversary of the date of grant. Prior to January 1, 2006, we issued options under the 2002 Plan that typically expired ten years after the date of grant. Under the terms of the Plan, the contractual life of the option grants may not exceed eight years. During the six months ended June 30, 2007 and 2006, we issued options that expire five years from the date of grant. The Company expects that it will continue to issue options that expire five years from the date of grant for the foreseeable future.

Stock Compensation Expense— Effective January 1, 2006, we adopted the Financial Accounting Standards Board (FASB) SFAS No. 123 (revised 2004), Share-Based Payment, using the modified prospective method. Under this method, compensation costs for all awards granted after the date of adoption and the unvested portion of previously granted awards are measured at an estimated fair value and included in operating expenses or capitalized as appropriate over the vesting period during which an employee provides service in exchange for the award. For the six months ended June 30, 2007 and 2006, total recognized tax benefits from the exercise of stock options were $0.9 million and $2.1 million, respectively. For the three months ended June 30, 2007 and 2006, we recorded $1.9 million and $1.4 million of stock-based compensation cost as general and administrative expense in our statement of operations, respectively. For the six months ended June 30, 2007 and 2006, we recorded $3.4 million and $2.7 million of stock-based compensation cost, respectively. No compensation expense of employee’s holding stock options, including stock-based compensation expense, was capitalized during the period. As of June 30, 2007, there was $8.7 million of unrecognized compensation cost related to share-based compensation arrangements that we expect to vest. The weighted-average period over which expense is expected to be recognized is 1.5 years.

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

The following weighted-average assumptions were used for option grants during the six months ended June 30, 2007 and 2006:

Volatility. The expected volatility of the options granted was estimated based upon historical volatility of the Company’s share price through weekly observations of the Company’s trading history. For the six months ended June 30, 2007 and 2006 we used a volatility of 42.7% and 42.3%, respectively.

Expected Term. The expected term of options granted during the six months ended June 30, 2007 was determined from historical exercises of the grantee population. For options granted during the six months ended June 30, 2006 the expected term was determined under the simplified calculation provided in the SEC’s Staff Accounting Bulletin No. 107 ((vesting term + original contractual term)/2). For all grants valued during the six months ended June 30, 2007 and 2006, the options had graded vesting over 3 years (33.3% of the options in each grant vest annually) and the contractual term was 5 years. For the six months ended June 30, 2007 and 2006, we used a weighted-average expected term of 3.13 years and 3.5 years, respectively.

Risk-free Interest Rate. The yield on zero-coupon U.S. Treasury strips was used to extrapolate a forward-yield curve. This “term structure” of future interest rates was then input into a numeric model to provide the equivalent risk-free rate to be used in the Black-Scholes-Merton model based on expected term of the underlying grants. For the six months ended June 30, 2007 and 2006, the weighted-average risk-free interest rate used was 4.55% and 4.67%, respectively.

Dividend Yield. The Black-Scholes-Merton valuation model requires an expected dividend yield as an input. We have not issued dividends in the past nor do we expect to issue dividends in the future. As such, the dividend yield used in our valuations for the six months ended June 30, 2007 and 2006 was zero, respectively.

Stock Option Activity— During the six months ended June 30, 2007, we granted stock options to purchase 417,500 shares of Class A common stock at a weighted-average exercise price of $34.05 per share, which reflects the fair market value of the shares on the date of grant. The weighted-average fair value of options granted during the six months ended June 30, 2007 and 2006, as determined under the Black-Scholes-Merton valuation model, was $11.77 and $11.05, respectively. These options vest in 3 equal installments over 3 years and have a contractual term of 5 years. Option grants that vested during the six months ended June 30, 2007 and 2006 had a combined fair value of $3.8 million and $2.5 million, respectively.

The following table summarizes the stock option activity for the year ended December 31, 2006 and the six months ended June 30, 2007:

	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value (in thousands)
Shares under option, December 31, 2005	2,710,742	$20.38
Options granted	609,500	$30.61
Options exercised	(874,301)	$19.20	$12,666
Options cancelled and expired	(190,822)	$24.92

Shares under option, December 31, 2006	2,255,119	$21.00
Options granted	417,500	$34.05
Options exercised	(245,345)	$19.96	$2,667
Options cancelled and expired	(62,158)	$25.76

Shares under option, June 30, 2007	2,365,116	$25.39	$12,859

The following table summarizes nonvested stock options for the six months ended June 30, 2007:

	Number of Shares	Weighted Average Fair Value
Nonvested stock options at December 31, 2006	1,376,057	$8.91
Options granted	417,500	$11.77
Vested during period	(432,816)	$8.88
Options cancelled	(53,489)	$9.36

Nonvested shares under option, June 30, 2007	1,307,252	$9.79

Information concerning stock options outstanding and stock option expected to vest at June 30, 2007:

	Options Exercisable and Expected to Vest	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Aggregate Intrinsic Value (in thousands)
Stock options exercisable	1,057,864	5.9	$22.20	$9,134
Stock options expected to vest	1,175,073	5.2	$27.62	$3,777

Options exercisable and expected to vest	2,232,937

5. Goodwill and Other Intangibles

Under SFAS 142, goodwill is to be reviewed at least annually for impairment; we have elected to perform this review annually during the second quarter each calendar year. Management utilized an independent valuation firm to assist in this analysis. These reviews indicated no impairment and therefore resulted in no adjustments in goodwill.

On May 7, 2007, we completed the acquisition of SRS Technologies, Inc. (see Note 9). At June 30, 2007, preliminary goodwill and preliminary other intangibles for SRS Technologies, Inc. totaled $190.1 million, net of amortization.

The components of goodwill and other intangibles are as follows:

	June 30, 2007	December 31, 2006
Goodwill	$398,472	$248,429
Other intangibles	110,538	69,366

	509,010	317,795
Less: Accumulated amortization	(43,121)	(39,293)

	$465,889	$278,502

	June 30, 2007			December 31, 2006
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized intangible assets:
Contract rights	$86,073	$16,419	$69,654	$45,115	$13,560	$31,555
Capitalized software cost for sale	11,845	9,355	2,490	12,150	9,179	2,971
Capitalized software cost for internal use	12,620	7,240	5,380	12,101	6,447	5,654

	$110,538	$33,014	$77,524	$69,366	$29,186	$40,180

Aggregated amortization expense for the six months ended June 30, 2007 and 2006 was $4.2 million and $3.2 million, respectively. We estimate that we will have the following amortization expense for the future periods indicated below (in thousands):

For the remaining six months ending December 31, 2007	$5,603
Year ending:
December 31, 2008	$10,153
December 31, 2009	$9,884
December 31, 2010	$9,193
December 31, 2011	$6,886
December 31, 2012	$5,969

6. Business Segment and Geographic Area Information

We operate as one segment, delivering a broad array of information technology and technical services solutions under contracts with the U.S. government, state and local governments, and commercial customers. Our federal government customers typically exercise independent contracting authority, and even offices or divisions within an agency or department may directly, or through a prime contractor, use our services as a separate customer so long as that customer has independent decision-making and contracting authority within its organization. Revenues from the U.S. government under prime contracts and subcontracts were approximately 97.5% and 97.9% of our total revenue for the six months ended June 30, 2007 and 2006, respectively. There were no sales to any customers within a single country (except for the United States) where the sales accounted for 10% or more of total revenue. We treat sales to U.S. government customers as sales within the United States regardless of where the services are performed. Substantially all assets of continuing operations were held in the United States for the periods ended June 30, 2007 and December 31, 2006. Revenues by geographic customer and the related percentages of total revenues for the three and six months ended June 30, 2007 and 2006, were as follows (in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2007		2006		2007		2006
United States	$343,586	98.5%	$284,669	99.0%	$633,492	98.5%	$557,856	99.1%
International	5,114	1.5	2,796	1.0	9,493	1.5	4,915	0.9

	$348,700	100.0%	$287,465	100.0%	$642,985	100.0%	$562,771	100.0%

During the three and six months ended June 30, 2007, one contract in continuing operations, Countermine Support, exceeded 10% of our revenue. During the six months ended June 30, 2006, one contract in continuing operations, Regional Logistics Support to the Warfighter, exceeded 10% of our revenue. (in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2007	%	2006	%	2007	%	2006	%
Revenues from external customers:
Regional Logistics Support to the Warfighter	$2,486	1%	$25,885	9%	$9,184	1%	$58,662	10%
Countermine Support	48,720	14%	22,306	8%	89,132	14%	27,316	5%
All other contracts	297,494	85%	239,274	83%	544,669	85%	476,793	85%

ManTech Consolidated	$348,700	100%	$287,465	100%	$642,985	100%	$562,771	100%

Operating Income:
Regional Logistics Support to the Warfighter	$70	0%	$1,724	8%	$304	1%	$3,409	8%
Countermine Support	1,317	5%	789	4%	2,281	5%	1,259	3%
All other contracts	24,092	95%	19,923	89%	44,257	94%	40,501	90%

ManTech Consolidated	$25,479	100%	$22,436	100%	$46,842	100%	$45,169	100%

Receivables:
Regional Logistics Support to the Warfighter					$2,810	1%	$18,899	7%
Countermine Support					19,469	7%	11,616	4%
All other contracts					265,042	92%	227,948	88%

ManTech Consolidated					$287,321	100%	$258,463	100%

Disclosure items required under SFAS No. 131 including interest revenue, interest expense, depreciation and amortization, costs for stock-based compensation programs, certain unallowable costs as determined under Federal Acquisition Regulations, and expenditures for segment assets are not applicable as we review those items on a consolidated basis.

7. Revenues and Receivables

We deliver a broad array of information technology and technical services solutions under contracts with the U.S. government, state and local governments, and commercial customers. Revenues from the U.S. government under prime contracts and subcontracts were approximately 97.5% and 97.9% of our total revenue for the six months ended June 30, 2007 and 2006, respectively. The components of contract receivables are as follows:

	June 30, 2007	December 31, 2006
Billed receivables	$242,161	$211,564
Unbilled receivables:
Amounts billable	32,721	21,911
Revenues recorded in excess of estimated contract value or funding	7,796	2,832
Revenues recorded in excess of milestone billings on fixed price contracts	4,936	3,976
Retainage	4,145	1,680
Allowance for doubtful accounts	(4,438)	(5,518)

	$287,321	$236,445

Amounts billable consist principally of amounts to be billed within the next month. Revenues recorded in excess of contract value or funding are billable upon receipt of contractual amendments or other modifications. Revenues recorded in excess of milestone billings on fixed price contracts consist of amounts not expected to be billed within the next month. The retainage is billable upon completion of Defense Contract Audit Agency (DCAA) audit. At June 30, 2007, the amount of receivables that we expect to collect after one year is $3.7 million.

8. Commitments and Contingencies

Payments to us on cost-reimbursable contracts with the U.S. government are provisional payments subject to adjustment upon audit by the DCAA or other government audit agencies. The majority of audits through 2002 and 2003 have been completed and resulted in no material adjustments. The audits for 2002 through 2006 are not expected to have a material effect on the results of future operations.

In the normal course of business, we are involved in certain governmental and legal proceedings, claims and disputes, and have litigation pending under several suits. We believe that the ultimate resolution of these matters will not have a material effect on our financial position, results of operations, or cash flows.

9. Acquisitions

SRS Acquisition - On May 7, 2007, we completed the acquisition of all outstanding equity interests in SRS Technologies (“SRS”). The results of SRS’s operations have been included in the consolidated financial statements since that date. The acquisition was consummated pursuant to an Agreement and Plan of Merger (“Merger Agreement”) with SRS, certain shareholders of SRS, and certain persons acting as a representative for the shareholders of SRS on April 6, 2007. The Merger Agreement provided for the merger of a wholly owned subsidiary of ManTech with and into SRS, with SRS surviving the merger and becoming a wholly owned subsidiary of ManTech (“ManTech SRS”).

SRS was a privately-held company with specialized domain knowledge in the areas of space-based radar and communications; chemical, biological, conventional and nuclear weapons detection and defeat programs; imagery intelligence; and aeronautic, space and information systems development. More than 85 percent of SRS’ revenue has historically been derived from the U.S. government including Department of Defense, Intelligence Community and the Department of Homeland Security. SRS had over 800 employees, including highly-cleared and educated personnel, at May 7, 2007.

Management believes the acquisition of SRS will extend our presence in the high-end national security marketplace and enhance our presence in the US Defense Advance Research Projects Agency (DARPA), Department of Homeland Security, Missile Defense Agency, National Reconnaissance Office, National Geospatial-Intelligence Agency, and other Department of Defense agencies.

The initial purchase price was $197.9 million in cash plus transaction related costs and third party fees of $0.9 million. The initial purchase price included a closing date working capital adjustment of $2.9 million which is subject to further adjustment upon audit of their closing balance sheet. Pursuant to the Merger Agreement, and as security for the SRS shareholders’ indemnification obligations, an escrow account in the amount of $36.1 million has been established for a period of three years from the date of acquisition. We utilized a combination of cash on hand and borrowings under our New Credit Agreement (see Note 10) to finance the acquisition.

Preliminary Purchase Price Allocation

The acquisition has been accounted for as a business combination. Under business combination accounting, the total purchase price was allocated to SRS’s net tangible and identifiable intangible assets based on their estimated fair values as of May 7, 2007, as set forth below. The excess of the purchase price over the net tangible and identifiable intangible assets, as determined by management based upon a third party valuation, was recorded as goodwill. Recognition of goodwill is largely attributed to the highly skilled employees of SRS, their presences in the high-end security marketplace, and the value paid for companies in this business. The goodwill is not deductible for tax purposes. The aspects of the purchase price allocation, which are not yet finalized relate to SRS shareholders’ indemnification obligations of $36.1 million and completion, including management’s review, of the closing balance sheet audit, which may result in a purchase price adjustment. We expect to finalize the closing balance sheet audit in the third quarter of 2007.

(in thousands)
Cash and cash equivalents	$596
Receivables-net	43,462
Prepaid expenses and other	3,190
Property and equipment	1,928
Other assets	332
Intangible assets	40,958
Goodwill	149,843
Accounts payable and accrued expenses	(10,572)
Accrued salaries and related expenses	(11,661)
Deferred income taxes-current	(685)
Billings in excess of revenue earned	(1,484)
Deferred income taxes-non-current	(16,249)
Accrued retirement	(103)
Other long-term liabilities	(695)
Minority interest	(28)

Total preliminary purchase price	$198,832

Intangible Assets

In allocating the purchase price, we considered, among other factors, our intention for future use of acquired assets, analyses of historical financial performance and estimates of future performance of SRS’s contracts. Our fair value of intangible assets was based, in part, on a valuation completed by independent appraisers using an income approach and estimates and assumptions provided by management. The following table sets forth the preliminary values for the components of intangible assets associated with the acquisition at May 7, 2007 (in thousands):

	Fair Value	Estimated Useful Life
Backlog	$17,710	6 years
Customer relationships	23,060	16 years
Technology	130	6 years

Total	$40,900

Customer contracts and related relationships represent the underlying relationships and agreements with SRS’s existing customers. Technology represents certain licenses, patents and software of SRS. Intangible assets are being amortized over their estimated useful life using the straight-line method. We are currently reviewing the expected useful life of the customer relationships intangible asset. The weighted-average amortization period for the intangibles is 11.6 years.

Pro Forma Financial Information

The unaudited financial information in the table below summarizes the combined results of operations of ManTech and SRS, on a pro forma basis, as though the companies had been combined as of the beginning of each of the periods presented. The pro forma financial information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition and borrowings under our New Credit Agreement (see Note 10) had taken place at the beginning of each of the periods presented. The pro forma financial information for June 30, 2007 and 2006 includes the business combination accounting effect on historical ManTech for amortization charges from acquired intangible assets, interest expense at our current level of debt, removal of SRS’s CEO salary and benefit related costs, and the related tax effects.

The unaudited pro forma financial information for the three and six months ended June 30, 2007 and 2006 combines the historical results for ManTech and SRS for those periods (in thousands).

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Revenue	$374,837	$326,253	$719,891	$635,710
Income from continuing operations	$27,014	$24,844	$52,196	$50,212
Net income	$15,269	$11,782	$29,296	$24,082
Diluted earnings per share (Class A and B common stock)	$0.44	$0.35	$0.85	$0.71

GRS Solutions, Inc.—On October 5, 2006, we completed the acquisition of all outstanding shares of GRS Solutions, Inc. (GRS) for $20.0 million in cash, subject to certain shareholder indemnification obligations. The source of funds for the acquisition was our available cash.

GRS was a privately held company headquartered in Falls Church, VA providing specialized technical, operational and analytical services to the U.S. government Intelligence Community. The acquisition improves our strategic position within the Intelligence Community and strengthens our capabilities in supporting counterterrorism/counterintelligence missions around the world. For its fiscal year ended September 30, 2006, GRS had revenues of approximately $10.4 million. For the six months ended June 30, 2007, GRS added $7.1 million to our consolidated revenues.

The purchase price was $20.0 million, which includes a closing balance sheet adjustment of $(0.2) million and contingent consideration of $2.2 million based on a defined performance objective which was met subsequent to the initial purchase. As security for the GRS shareholders’ indemnification obligations, an escrow account in an amount of $1.8 million was established to be used in satisfying certain indemnification obligations of the former shareholders of GRS. The purchase price was allocated to the underlying assets and liabilities based on their estimated fair values. The assets, liabilities and result of operations were not material and thus pro forma information is not presented. We recorded goodwill of $11.8 million, which, assuming adequate levels of taxable income, will be deductible for tax purposes over 15 years. Recognition of goodwill is largely attributed to the highly skilled employees and the value paid for companies supporting the Intelligence Community. In addition, we recorded $7.9 million in intangibles consisting of customer relationships and backlog. Intangible assets are being amortized straight-line over their estimated useful life. The weighted-average amortization period for the intangibles is 10.5 years.

10. Debt

On April 30, 2007, we terminated our credit facility with Citizens Bank and executed a new revolving credit agreement with a syndicate of lenders led by Bank of America, N.A, as administrative agent (the “New Credit Agreement”). We expensed the remaining unamortized deferred debt expense of $0.2 million on April 30, 2007. The New Credit Agreement provides for a $300.0 million revolving credit facility, with a $25.0 million letter of credit sub limit and a $30.0 million swing line loan sub limit. The New Credit Agreement also contains an accordion feature that permits the Company to arrange with the lenders for them to provide up to $100.0 million in additional commitments. We incurred $1.4 million in financing cost related to the New Credit Agreement, which has been deferred and will be amortized over the term of the agreement.

Borrowings under the New Credit Agreement are collateralized by our assets and bear interest at one of the following rates as selected by the Company: a LIBOR-based rate plus market-rate spreads that are determined based on a company leverage ratio calculation (0.875% to 1.5%), or the lender’s base rate, which is the lower of the Federal Funds Rate plus 0.5% or Bank of America’s prime lending rate. At June 30, 2007, the borrowing rate on our outstanding debt was 5.81%. The maturity date for the New Credit Agreement is April 30, 2012.

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

We had $133.4 million outstanding on our credit facility at June 30, 2007 and nothing at December 31, 2006. The maximum additional available borrowing under the credit facility at June 30, 2007 was $166.1 million. As of June 30, 2007, we were contingently liable under letters of credit totaling $0.5 million, which reduces our availability to borrow under our credit facility.

11. Discontinued Operations

On February 23, 2007, we sold MSM to MSM Security Services Holdings, LLC for $3.0 million in cash. The sale resulted in a pre-tax gain of $0.6 million recorded in the first quarter of 2007. MSM Security Services Holdings LLC is solely owned by George J. Pedersen, ManTech’s Chairman and Chief Executive Officer. Mr. Pedersen presented an offer to the ManTech Board of Directors to purchase our MSM subsidiary. Mr. Pedersen’s offer exceeded the value of any other definitive offer extended to the Company. The transaction was approved by ManTech’s independent directors after receiving unanimous recommendation for approval of the transaction from a special committee of the Board, which comprised solely of independent directors. The special committee had retained the services of independent legal counsel and independent financial advisors to advise the committee and assist it in connection with its duties.

The Consolidated Financial Statements and related note disclosures reflect the ManTech MSM Security Services, Inc. (MSM) subsidiary as “Long-Lived Assets to Be Disposed Of by Sale” for all periods presented in accordance with SFAS No. 144; Accounting for the Impairment or Disposal of Long-Lived Assets. As such, MSM was classified as held for sale in the consolidated balance sheets and discontinued operations, net of applicable income taxes in the consolidated statements of income.

The following discloses the results of the discontinued operations of MSM for the three and six months ended June 30, 2007 and 2006 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Revenue	$—	$3,694	$1,829	$6,979
Loss before income taxes	$—	$(2,141)	$(749)	$(4,018)
Net Loss	$—	$(1,294)	$(458)	$(2,429)

The following is a summary of the assets and liabilities held for sale related to MSM at December 31, 2006 (in thousands):

December 31, 2006
Receivables, net	$2,674
Prepaid expenses and other	70
Property and equipment	629
Other assets	—

Total Assets	$3,373

Accounts payable and accrued expenses	$724
Accrued salaries and related expenses	369
Billings in excess of revenue earned	670
Other liabilities	52

Total Liabilities	$1,815

12. Shares Held in Grantor Trust

At December 31, 2006 there were 609,296 shares of Class B common stock, with a cost value of $0.6 million, reflected in equity in accordance with EITF 97-14, Accounting for Deferred Compensation Arrangements where Amounts Earned are Held in a Rabbi Trust and Invested. These shares were held in a Rabbi Trust to satisfy a defined contribution pension obligation, to be paid in stock for the benefit of Mr. Pedersen.

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

The total liability of gross unrecognized tax benefits as of January 1, 2007, was $1.3 million. That amount includes $0.3 million of unrecognized net tax benefits which, if ultimately recognized, would reduce the Company’s annual effective tax rate in a future period. Since January 1, 2007, there have been changes in the liability for gross unrecognized tax benefits totaling $(0.2) million in gross unrecognized tax benefits. Additionally, the SRS acquisition added an additional liability for gross unrecognized tax benefits of $0.02 million.

The Company is subject to income taxes in the U.S., and various state and foreign jurisdictions. Tax statutes and regulations within each jurisdiction are subject to the interpretation and require significant judgment to apply. The Company is currently under examination by two state jurisdictions for years subsequent to 2000. Otherwise the Company is no longer subject to U.S., state, or non-U.S. income tax examinations by tax authorities for the years before 2003. The Company had recorded a liability for gross unrecognized tax benefits of $0.4 million, relating primarily to pending state audits, as of January 1, 2007. Both audits were finalized in the 2nd Quarter and this liability was paid, along with related interest. Additionally, the Company believes it is reasonably possible that another $(0.02) of gross unrecognized tax benefits, relating to amended Federal and state income tax returns, will be settled before the end of the year.

The Company recognizes interest accrued related to net unrecognized tax benefits in interest expense and penalties in general and administrative expenses for all periods presented. The Company had accrued approximately $0.2 million for the payment of interest and penalties at adoption. Subsequent changes to accrued interest and penalties have been a decrease of $(0.1) million.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction and Overview

We are a leading provider of innovative technologies and solutions for mission-critical national security programs for the U.S. government Intelligence Community; the Departments of Defense, State, Homeland Security and Justice; the Space Community; and other U.S. federal government agencies. Our expertise includes systems engineering, systems integration, software services, enterprise architecture, information assurance and security architecture, intelligence operations and analysis support, network and critical infrastructure protection, information operations and computer forensics, information technology, communications integration and engineering support. With approximately 6,700 highly qualified employees, we operate in the United States and approximately 40 countries worldwide.

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

Recent Developments

SRS Acquisition – On May 7, 2007, we completed the acquisition of all outstanding equity interests in SRS Technologies (“SRS”). The acquisition was consummated pursuant to an Agreement and Plan of Merger (“Merger Agreement”) with SRS, certain shareholders of SRS, and certain persons acting as a representative for the shareholders of SRS on April 6, 2007. The Merger Agreement provided for the merger of a wholly owned subsidiary of ManTech with and into SRS, with SRS surviving the merger and becoming a wholly owned subsidiary of ManTech (“ManTech SRS”).

The initial purchase price was $197.9 million in cash plus transaction related costs and third party fees of $0.9 million. The initial purchase price also included a closing date working capital adjustment of $2.9 million which is subject to further adjustment upon audit of their closing balance sheet. We utilized a combination of cash on hand and borrowings under our New Credit Agreement to finance the acquisition.

SRS was a privately-held company with specialized domain knowledge in the areas of space-based radar and communications; chemical, biological, conventional and nuclear weapons detection and defeat programs; imagery intelligence; and aeronautic, space and information systems development. More than 85 percent of SRS’ revenue has historically been derived from the Department of Defense, Intelligence Community and the Department of Homeland Security. SRS’s backlog as of May 6, 2007 was $731.5 million, of which $95.4 million was funded backlog. SRS had over 800 employees, including highly-cleared and educated personnel, at May 7, 2007.

Management believes the acquisition of SRS will extend our presence in the high-end national security marketplace and enhance our presence in the US Defense Advance Research Projects Agency (DARPA), Department of Homeland Security, Missile Defense Agency, National Reconnaissance Office, National Geospatial-Intelligence Agency, and other Department of Defense agencies.

Credit Agreement - On April 30, 2007, we terminated our $125.0 million credit facility with Citizens Bank and executed a new $300.0 million secured revolving credit agreement with a syndicate of lenders led by Bank of America, N.A, as administrative agent. For more information, see “Liquidity and Capital Resources – New Credit Agreement” below.

Three Months Ended June 30, 2007 Compared to the Three Months Ended June 30, 2006

	Condensed Consolidated Statements of Operations
	Three Months Ended June 30,				Period to Period Change
	2007	2006	2007	2006	2006 to 2007
	Dollars		Percentages		Dollars	Percent
	(dollar amounts in thousands)
REVENUE	$348,700	$287,465	100.0%	100.0%	$61,235	21.3%
Cost of services	292,253	238,879	83.8%	83.1%	53,374	22.3%
General and administrative expenses	30,968	26,150	8.9%	9.1%	4,818	18.4%

OPERATING INCOME	25,479	22,436	7.3%	7.8%	3,043	13.6%
Interest expense	1,441	802	0.4%	0.3%	639	79.7%
Interest income	(531)	(201)	0.2%	0.1%	(330)	164.2%
Other (income) expense, net	(343)	(66)	0.1%	0.0%	(277)	419.7%

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES AND MINORITY INTEREST	24,912	21,901	7.1%	7.6%	3,011	13.7%
Provision for income taxes	(9,799)	(8,650)	2.8%	3.0%	(1,149)	13.3%
Minority interest	(9)	—	0.0%	0.0%	(9)	100.0%

INCOME FROM CONTINUING OPERATIONS	15,104	13,251	4.3%	4.6%	1,853	14.0%

(Loss) from operations of discontinued component, net of taxes	—	(1,294)	0.0%	0.4%	1,294	-100.0%
Gain on sale of discontinued operation, net of taxes	—	—	0.0%	0.0%	—	0.0%

NET INCOME	$15,104	$11,957	4.3%	4.2%	$3,147	26.3%

Revenues

Revenues increased 21.3% to $348.7 million for the three months ended June 30, 2007, compared to $287.5 million for the same period in 2006. This increase is primarily attributable to forward deployment and countermine/counter improvised explosive devices (IED) support in Iraq and Afghanistan. One contract for the installation and repair of systems designed to support countermines and IED’s accounted for $48.7 million and $22.3 million of revenues for the three months ended June 30, 2007 and 2006, respectively. The acquisition of SRS in May 2007 added $28.6 million to our revenues for the three months ended June 30, 2007. Also contributing $3.7 million to the increase in revenue was our acquisition of GRS in October 2006.

Cost of services

Cost of services increased 22.3% to $292.3 million for the three months ended June 30, 2007, compared to $238.9 million for the same period in 2006. As a percentage of revenues, cost of services increased 0.7%, to 83.8% for the three months ended June 30, 2007 compared to 83.1% for the same period in 2006. This increase was due to larger purchases of equipment and materials directly for contracts and increased use of subcontractors in support of our contracts as well as our acquisition of SRS in May 2007. The increase in other direct costs resulted in lower income from continuing operations primarily due to generally lower profit margins on purchases of equipment and materials. Direct labor costs, which include applicable fringe benefits and overhead, increased by 12.5% primarily due the acquisitions of SRS and GRS. As a percentage of revenues, direct labor costs decreased 3.3% to 41.5% for the three months ended June 30, 2007 compared to 44.7% for the same period in 2006. Other direct costs increased by 33.9% over the same period in 2006, from $110.3 million to $147.6 million. The increase in other direct costs is due to the increase in purchases of equipment and materials, and increased use of subcontractors as noted above, as well as the acquisitions of SRS and GRS. As a percentage of revenues, other direct costs increased from 38.4% for the three months ended June, 2006 to 42.3% for the same period in 2007.

General and administrative expenses

General and administrative expenses increased 18.4% to $31.0 million for the three months ended June 30, 2007, compared to $26.2 million for the same period in 2006. As a percentage of revenues, general and administrative expenses decreased to 8.9% from 9.1% for the three months ended June 30, 2007 and 2006, respectively. The increase in expense resulted primarily from the acquisition of SRS, increased bid and proposal spending, and share-based compensation. In addition, amortization of intangibles increased due to our acquisition of SRS in May 2007 as well as our acquisition of GRS Solutions in October 2006. For the three months ended June 30, 2007 and 2006, we recognized $1.9 million and $1.4 million in share-based compensation expense under SFAS No. 123R, respectively.

Interest expense

Interest expense increased 79.7% to $1.4 million for the three months ended June 30, 2007, compared to $0.8 million for the same period in 2006. The change in interest expense is a result of increased borrowing under our credit facility. For the three months ended June 30, 2007, we had an average debt balance of $94.9 million compared to $43.8 million for the same period in 2006. The relatively higher level of indebtedness in 2007 was due to our acquisition of SRS on May 7, 2007. As we intend to use our credit facility to finance our acquisition strategy, our interest expense could increase in the future.

Interest income

Interest income increased 164.2% to $0.5 million for the three months ended June 30, 2007, compared to $0.2 million for the same period in 2006. The fluctuation is due to increased cash on hand for all of April 2007 and collection of interest on an old receivable and income tax refund. As we used a combination of cash on hand and our new credit facility to finance the acquisition of SRS on May 7, 2007, our cash balance was reduced significantly late in the period. For the remainder of 2007, we expect to see a reduction in interest income levels as compared to the three months ended June 30, 2007.

Net income

Net income increased 26.3% to $15.1 million for the three months ended June 30, 2007, compared to $12.0 million for the same period in 2006. The increase is a result of higher revenue, increased income from continuing operations, and no loss on discontinued operations in 2007 versus a loss of $1.3 million for the same period in 2006. We completed the sale of our discontinued operation in the first quarter of 2007. For additional information see “Discontinued Operations,” below. Our effective tax rate for the three months ended June 30, 2007 and 2006 was 39.3% and 39.5%, respectively.

Six Months Ended June 30, 2007 Compared to the Six Months Ended June 30, 2006

	Condensed Consolidated Statements of Operations
	Six Months Ended June 30,				Period to Period Change
	2007	2006	2007	2006	2006 to 2007
	Dollars		Percentages		Dollars	Percent
	(dollar amounts in thousands)
REVENUE	$642,985	$562,771	100.0%	100.0%	$80,214	14.3%
Cost of services	539,156	466,686	83.9%	82.9%	72,470	15.5%
General and administrative expenses	56,987	50,916	8.9%	9.0%	6,071	11.9%

OPERATING INCOME	46,842	45,169	7.3%	8.0%	1,673	3.7%
Interest expense	1,536	1,693	0.2%	0.3%	(157)	-9.3%
Interest income	(953)	(300)	0.1%	0.1%	(653)	217.7%
Other (income) expense, net	(355)	13	0.1%	0.0%	(368)	-2830.8%

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES AND MINORITY INTEREST	46,614	43,763	7.2%	7.8%	2,851	6.5%
Provision for income taxes	(18,133)	(17,242)	2.8%	3.1%	(891)	5.2%
Minority interest	(9)	—	0.0%	0.0%	(9)	100.0%

INCOME FROM CONTINUING OPERATIONS	28,472	26,521	4.4%	4.7%	1,951	7.4%

(Loss) from operations of discontinued component, net of taxes	(458)	(2,429)	0.1%	0.4%	1,971	-81.1%
Gain on sale of discontinued operation, net of taxes	338	—	0.1%	0.0%	338	100.0%

NET INCOME	$28,352	$24,092	4.4%	4.3%	$4,260	17.7%

Revenues

Revenues increased 14.3% to $643.0 million for the six months ended June 30, 2007, compared to $562.8 million for the same period in 2006. This increase is primarily attributable to forward deployment and countermine/counter improvised explosive devices (IED) support in Iraq and Afghanistan. One contract for the installation and repair of systems designed to support countermines and IED’s accounted for $89.1 million and $27.3 million of revenues for the six months ended June 30, 2007 and 2006, respectively. The acquisition of SRS in May 2007 added $28.6 million to our revenues for the six months ended June 30, 2007. Also contributing $7.1 million to the increase in revenue was our acquisition of GRS in October 2006.

We expect the growth trend to continue through the rest of 2007 due to our two recent acquisitions and continued support of the global war on terrorism, including wars in Iraq and Afghanistan. Possible future changes in U.S. policy and tactics related to the wars may impact our future performance trend; however, we are not able to predict the impact at this time.

Cost of services

Cost of services increased 15.5% to $539.2 million for the six months ended June 30, 2007, compared to $466.7 million for the same period in 2006. As a percentage of revenues, cost of services increased 1.0%, to 83.9% for the six months ended June 30, 2007 compared to 82.9% for the same period in 2006. This increase was due to larger purchases of equipment and materials directly for contracts and increased use of subcontractors in support of our contracts as well as our acquisition of SRS in May 2007. The increase in other direct costs resulted in lower income from continuing operations primarily due to generally lower profit margins on increased purchases of equipment and materials used on our contracts. Direct labor costs, which include applicable fringe benefits and overhead, increased by 4.0% primarily due the acquisition of SRS and GRS. As a percentage of revenues, direct labor costs decreased 4.2% to 42.3% for the six months ended June 30, 2007 compared to 46.4% for the same period in 2006. Other direct costs increased by 30.3% over the same period in 2006, from $205.3 million to $267.4 million. The increase in other direct costs is due to the increase in purchases of equipment and materials, and increased use of subcontractors as noted above, as well as the acquisition of SRS. As a percentage of revenues, other direct costs increased from 36.5% for the six months ended June, 2006 to 41.6% for the same period in 2007.

General and administrative expenses

General and administrative expenses increased 11.9% to $57.0 million for the six months ended June 30, 2007, compared to $50.9 million for the same period in 2006. As a percentage of revenues, general and administrative expenses decreased to 8.9% from 9.0% for the six months ended June 30, 2007 and 2006, respectively. The increase in expense during the year resulted primarily from the acquisition of SRS, increased bid and proposal spending, and share-based compensation. In addition, amortization of intangibles increased due to our acquisition of SRS in May 2007 as well as our acquisition of GRS Solutions in October 2006. For the six months ended June 30, 2007 and 2006, we recognized $3.4 million and $2.7 million in share-based compensation expense under SFAS No. 123R, respectively.

Interest expense

Interest expense decreased 9.3% to $1.5 million for the six months ended June 30, 2007, compared to $1.7 million for the same period in 2006. For the six months ended June 30, 2007, we had an average debt balance of $47.7 million compared to $48.1 million for the same period in 2006. The average debt balance in 2006 related to the acquisition of Gray Hawk Systems in 2005. We expect to see an increased level of interest expense for the remainder of 2007 due to the use of our credit facility to finance a large portion of our SRS acquisition on May 7, 2007. As we intend to use our credit facility to finance our acquisition strategy, our interest expense could increase in the future.

Interest income

Interest income increased 217.7% to $1.0 million for the six months ended June 30, 2007, compared to $0.3 million for the same period in 2006. The fluctuation is due to increased cash on hand for a majority of the six months ended June 30, 2007 and collection of interest on an old receivable and income tax refund. As we used a combination of cash on hand and our new credit facility to finance the acquisition of SRS on May 7, 2007, our cash balance was reduced significantly late in the period. For the remainder of 2007, we expect to see a reduction in interest income levels.

Loss from discontinued operations

Our MSM subsidiary, which we determined to sell in February 2005, is classified as held for sale in the consolidated balance sheets and discontinued operations, net of applicable income taxes in the consolidated statements of income. Loss from discontinued operations decreased 81.1% to $0.5 million for the six months ended June 30, 2007, compared with $2.4 million for the same period in 2006. The reduced loss reflects two months of MSM operations in 2007 because of the sale on MSM on February 23, 2007 (as described below) versus a full six months of MSM operations in the same period in 2006 as well as reduced direct costs as a percentage of revenues. For additional information see “Discontinued Operations,” below.

Gain on sale of discontinued operation

On February 23, 2007, we sold MSM to MSM Security Services Holdings, LLC (an entity that is solely owned by George J. Pedersen, our Chairman and Chief Executive Officer) for $3.0 million in cash. We recorded a $0.3 million net gain on the transaction. For additional information see “Discontinued Operations,” below.

Net income

Net income increased 17.7% to $28.4 million for the six months ended June 30, 2007, compared to $24.1 million for the same period in 2006. The increase is a result of higher revenue, increased income from continuing operations, and a reduced net loss on discontinued operations of $0.1 million in 2007 versus a loss of $2.4 million for the same period in 2006. Our effective tax rate for the six months ended June 30, 2007 and 2006 was 38.9% and 39.4%, respectively.

Backlog

At June 30, 2007 and December 31, 2006, our backlog was $3.6 billion and $2.9 billion, respectively, of which $0.7 billion and $0.6 billion, respectively, was funded backlog. At June 30, 2006, our backlog was $2.1 billion, of which $0.6 billion was funded backlog. The acquisition of SRS added $0.7 billion to our backlog, of which $0.1 billion was funded backlog, at June 30, 2007. Backlog and funded backlog represent estimates that we calculate on a consistent basis. Additional information on how we determine backlog is included in our annual report on Form 10-K for the fiscal year ended December 31, 2006, previously filed with the SEC.

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

Liquidity and Capital Resources

Our primary liquidity needs are the financing of working capital, capital expenditures and acquisitions. Our primary source of liquidity is cash provided by operations and our revolving credit facility. On April 30, 2007, we executed a New Credit Agreement with Bank of America N.A. The New Credit Agreement initially provides for up to $300.0 million in available borrowings. See “New Credit Agreement” below for additional information. At June 30, 2007, we had $133.4 million outstanding under our credit facility. At June 30, 2007, we were contingently liable under letters of credit totaling $0.5 million, which reduces our ability to borrow under our credit facility. The maximum available borrowing under our credit facility at June 30, 2007 was $166.1 million. Generally, cash provided by operating activities is adequate to fund our operations. Due to fluctuations in our cash flows and the growth in our operations, it is necessary from time to time to increase borrowings under our credit facility to meet cash demands. In the future, we may borrow greater amounts in order to finance acquisitions or new contract start ups.

Net cash flows from operating activities

	Six months ended June 30,
(in thousands)	2007	2006
Net cash flow from operating activities of continuing operations:	$23,043	$11,266
Net cash flow from discontinued operations:	(1,562)	(4,465)

Net cash flow from operating activities:	$21,481	$6,801

Cash provided by operating activities from continuing operations for the six months ended June 30, 2007 was $23.0 million, compared to $11.3 million provided in operating activities for the six months ended June 30, 2006. The increased cash inflow from operations for the six months ended June 30, 2007 was primarily due to increase net income and better collection of receivables, which is offset by increase revenues. For the six months ended June 30, 2007, discontinued operations used $1.6 million of cash verses a net use of cash of $4.5 million for the six months ended June 30, 2006. The reduced cash outflow from discontinued operations is the result of the sale of our MSM subsidiary on February 23, 2007.

Net cash flows from investing activities

	Six months ended June 30,
(in thousands)	2007	2006
Net investing cash flow from continuing operations:	$(199,469)	$(3,543)
Net investing cash flow from discontinued operations:	3,000	(54)

Net cash flow from investing activities:	$(196,469)	$(3,597)

Cash used in investing activities from continuing operations was $199.5 million for the six months ended June 30, 2007, compared to $3.6 million for the same period in 2006. The cash outflows from continuing operations in 2007 are primarily the result of our acquisition of SRS on May 7, 2007 and our investment in equipment and internally used software. These were partially offset by a $1.8 million cash inflow from the sale of office buildings and land that we acquired in 2005. The 2006 cash outflow was the result of investments in property, plant, and equipment and internal-use software to support our business. For the six months ended June 30, 2007, we had an investing cash inflow from discontinued operations of $3.0 million from the sale of our MSM subsidiary. For additional information see “Discontinued Operations”, below. Cash flow from investing activities can fluctuate significantly with the execution of our acquisition strategy.

Net cash flows from financing activities

	Six months ended June 30,
(in thousands)	2007	2006
Net cash flow from financing activities:	$137,112	$(5,724)

Cash provided by financing activities was $137.1 million for the six months ended June 30, 2007, compared to cash used by financing activities of $5.7 million for the six months ended June 30, 2006. The net cash provided in the first six months of 2007 resulted primarily from the use of our credit facility to support the acquisition of SRS and proceeds from the exercise of stock options. In addition, we acquired treasury stock with a cost of $9.1 million related to the distribution of a supplemental executive retirement plan (SERP) for our Chairman and Chief Executive Officer (for additional information, see note 12 “Shares Held in Grantor Trust” to our condensed consolidated financial statements). The cash outflow for the acquisition of treasury stock was offset by the excess tax benefits generated by stock option exercises and the SERP transaction. For the six months ended June 30, 2006, the cash outflow from financing activities was primarily due to repayment of our credit facility of $14.9 million and proceeds from stock option exercises and their related excess tax benefit.

Cash from financing activities is driven primarily from the proceeds on the exercise of stock options and their associated excess tax benefits as well as our use of our credit facility to fund operations and/or acquisitions. In the second quarter of 2007, we refinanced our credit facility to support the acquisition of SRS and future liquidity requirements. To complete the purchase of SRS, we utilized approximately $170.0 million of the available $300.0 million under the New Credit Agreement.

New Credit Agreement

On April 30, 2007, we terminated our $125.0 million credit facility with Citizens Bank and executed the New Credit Agreement with a syndicate of lenders led by Bank of America, N.A, as administrative agent. The New Credit Agreement provides for a $300.0 million revolving credit facility, with a $25.0 million letter of credit sub limit and a $30.0 million swing line loan sub limit. The New Credit Agreement also contains an accordion feature that permits the Company to arrange with the lenders for them to provide up to $100.0 million in additional commitments.

Borrowings under the New Credit Agreement are collateralized by our assets and bear interest at one of the following rates as selected by the Company: a LIBOR-based rate plus market-rate spreads that are determined based on a company leverage ratio calculation (0.875% to 1.5%), or the lender’s base rate, which is the lower of the Federal Funds Rate plus 0.5% or Bank of America’s prime lending rate. The maturity date for the New Credit Agreement is April 30, 2012.

The terms of the Credit Agreement permit prepayment and termination of the loan commitments at any time, subject to certain conditions. The New Credit Agreement requires the Company to comply with specified financial covenants, including the maintenance of a certain leverage ratio and fixed charge coverage ratio. The New Credit Agreement also contains various covenants, including affirmative covenants with respect to certain reporting requirements and maintaining certain business activities, and negative covenants that, among other things, may limit our ability to incur liens, incur additional indebtedness, make investments, make acquisitions, and undertake certain additional actions.

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

Our Consolidated Financial Statements and related note disclosures reflect our ManTech MSM Security Services, Inc. (MSM) subsidiary as “Long-Lived Assets to Be Disposed of by Sale” for all periods presented in accordance with Statement of Financial Accounting Standards No. 144—Accounting for the Impairment or Disposal of Long-Lived Assets. As such, MSM was classified as held for sale in the consolidated balance sheets and discontinued operations, net of applicable income taxes in the consolidated statements of income.

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

Recent Accounting Pronouncements

In June 2006, the FASB issued Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes—An interpretation of FASB Statement No. 109,” which clarifies the accounting for uncertainty in tax positions. FIN 48 seeks to reduce the diversity in accounting practices used in regards to uncertain tax positions by prescribing a recognition threshold and measurement criteria for benefits related to income taxes. The provisions of FIN 48 are effective for all reporting periods beginning after December 15, 2006. Effective January 1, 2007, we have applied the provisions of FIN 48 to all tax positions with cumulative effects resulting in an adjustment of $0.1 million to retained earnings.

In September 2006, the FASB issued Statement No. 157 (SFAS 157), “Fair Value Measurements,” which addresses how companies should measure fair value when they are required to use a fair value measure for recognition or disclosure purposes under generally accepted accounting principles. SFAS 157 is effective for fiscal years beginning after November 15, 2007. At this time, we are assessing the impact the adoption of SFAS 157 will have on our consolidated financial statements.

In February 2007, the FASB issued Statement No. 159 (SFAS 159), “The Fair Value Option for Financial Assets and Liabilities – Including an amendment of FASB Statement No. 115,” which permits entities to measure eligible items at fair value. For items where the fair value election is made, the company will be required to report unrealized gains or losses in earnings. SFAS 159 is effective for fiscal years beginning after November 15, 2007. At this time, we are assessing the impact the adoption of SFAS 159 will have on our consolidated financial statements.

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

•	adverse changes in U.S. government spending priorities;

•	failure to retain existing U.S. government contracts, win new contracts or win recompetes;

•	adverse results of U.S. government audits of our government contracts;

•	risks associated with complex U.S. government procurement laws and regulations;

•	adverse effect of contract consolidations;

•	risk of contract performance or termination;

•	failure to obtain option awards, task orders or funding under contracts;

•	adverse changes in our mix of contract types;

•	failure to successfully integrate recently acquired companies or businesses into our operations or to realize any accretive or synergistic effects from such acquisitions;

•	failure to identify, execute or effectively integrate future acquisitions;

•	risks of financing, such as increases in interest rates and restrictions imposed by our New Credit Agreement, including our ability to meet existing financial covenants; and

•	competition.

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

Our exposure to market risk relates to changes in interest rates for borrowings under our senior term loan and revolving credit facility. These borrowings bear interest at variable rates. As of June 30, 2007, we had $133.4 million outstanding under our revolving credit facility. A hypothetical 10% increase in interest rates would have increased our interest expense by $0.3 million for the six months ended June 30, 2007.

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

As of June 30, 2007, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), management evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 of the Exchange Act. Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective, as of the end of the period covered by this report, such that the information relating to us that is required to be disclosed in our reports filed with the SEC (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

Other than as set forth below, there have been no material changes from the risk factors disclosed in the “Risk Factors” section of the Company’s Annual Report on Form 10-K for the year ended December 31, 2006. The risk factor stated below was disclosed on our Form 10-K and has been updated to reflect our new credit agreement.

Covenants in our credit facility may restrict our financial and operating flexibility.

We maintain a credit agreement with Bank of America N.A. The agreement provides for up to $300.0 million, with an option to increase an additional $100.0 million, in available borrowings through April 2012. Under the agreement, we are required to maintain specific financial covenants related to a leverage ratio and fixed charge coverage. The agreement also places limitations on additional borrowings, mergers, and related-party transactions, payment of dividends, and contains limitations with respect to capital expenditures. Borrowings under the agreement are collateralized by our assets and bear interest at the Eurodollar Rate, or the lender’s base rate, plus market-rate spreads that are determined based on a company leverage ratio calculation. At inception, we paid initialization fees of $1.4 million, including associate legal costs. Our ability to satisfy these financial ratios can be affected by events beyond our control, and we cannot assure you that we will meet these ratios. Default under our credit facility could allow the lenders to declare all amounts outstanding to be immediately due and payable. We have pledged substantially all of our assets to secure the debt under our credit facility. If the lenders declare amounts outstanding under the credit facility to be due, the lenders could proceed against those assets. Any event of default, therefore, could have a material adverse effect on our business if the creditors determine to exercise their rights. We also may incur future debt obligations that might subject us to restrictive covenants that could affect our financial and operational flexibility, restrict our ability to pay dividends on our common stock or subject us to other events of default.

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

On June 6, 2007, we held our 2007 Annual Meeting of Stockholders. At the Annual Meeting, our stockholders elected ten persons to serve as directors until the 2008 annual meeting of stockholders. The following table states the votes cast for or withheld with respect to the election of directors. There were no broker non-votes or abstentions on this matter.

	For		Withheld
Director Name	Class A	Class B	Class A	Class B
George J. Pedersen	18,131,623	144,607,530	178,034	0
Richard A. Armitage	18,129,345	144,607,530	180,312	0
Mary K. Bush	18,118,023	144,607,530	191,634	0
Barry G. Campbell	18,191,754	144,607,530	117,903	0
Robert A. Coleman	18,142,619	144,607,530	167,038	0
Walter R. Fatzinger, Jr.	18,288,405	144,607,530	21,252	0
David E. Jeremiah	18,287,195	144,607,530	22,462	0
Richard J. Kerr	18,191,162	144,607,530	118,495	0
Kenneth A. Minihan	18,104,933	144,607,530	204,724	0
Stephen W. Porter	17,809,818	144,607,530	499,839	0

At the Annual Meeting, our stockholders also ratified the appointment of Deloitte & Touche LLP to serve as our independent registered public accounting firm for the fiscal year ending December 31, 2007. The following table states the votes cast for and against the ratification of the appointment of Deloitte & Touche LLP, as well as the number of abstentions with respect to the ratification of the appointment of Deloitte & Touche LLP. There were no broker non-votes on this matter.

For		Against		Abstain
Class A	Class B	Class A	Class B	Class A	Class B
18,294,273	144,607,530	7,290	0	8,095	0

Item 6.	Exhibits

Exhibits required by Item 601 of Regulation S-K:

The following lists certain exhibits either filed herewith or filed with the SEC during the fiscal quarter ended June 30, 2007.

Exhibit No.	Description
2.1	Agreement and Plan of Merger, dated April 6, 2007, by and among ManTech, SRS, certain shareholders of SRS, Quicksilver Acquisition Corp., and certain persons acting as a representative for the shareholders of SRS (incorporated herein by reference from registrant’s Current Report on Form 8-K filed with the SEC on May 8, 2007).

4.1	Credit Agreement by and among the Company, Bank of America, N.A. (as Administrative Agent and L/C Issuer), Citizens Bank of Pennsylvania (as Syndication Agent), PNC Bank, National Association and Branch Banking and Trust Company (each as a Documentation Agent) and the other lender parties thereto, dated April 30, 2007 (incorporated herein by reference from registrant’s Current Report on Form 8-K, as filed with the SEC on May 1, 2007).

31.1 ‡	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2 ‡	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32 ‡	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended.

‡	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MANTECH INTERNATIONAL CORPORATION

Date: August 6, 2007	By:	/s/ GEORGE J. PEDERSEN
	Name:	George J. Pedersen
	Title:	Chairman of the Board of Directors and Chief Executive Officer

Date: August 6, 2007	By:	/s/ KEVIN M. PHILLIPS
	Name:	Kevin M. Phillips
	Title:	Chief Financial Officer