Form 10-Q
period 2007-09-30
MANTECH INTERNATIONAL CORP
filed 2007-11-05
CIK 892537

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

or

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

As of October 31, 2007, there were outstanding 19,956,002 shares of our Class A Common Stock and 14,381,053 shares of our Class B Common Stock.

MANTECH INTERNATIONAL CORPORATION

FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2007

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

MANTECH INTERNATIONAL CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in Thousands Except Per Share Amounts)

	(unaudited)
	September 30, 2007	December 31, 2006
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$3,538	$41,510
Receivables—net	286,693	236,445
Prepaid expenses and other	15,347	13,581
Assets of operations held for sale	—	3,373

Total Current Assets	305,578	294,909
Property and equipment—net	14,188	13,881
Goodwill	389,062	238,322
Other intangibles—net	74,779	40,180
Employee supplemental savings plan assets	17,521	15,427
Other assets	11,249	10,533

TOTAL ASSETS	$812,377	$613,252

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of debt	$75,700	$—
Accounts payable and accrued expenses	95,183	72,125
Accrued salaries and related expenses	53,957	47,356
Deferred income taxes-current	—	140
Billings in excess of revenue earned	7,259	5,284
Liabilities of operations held for sale	—	1,815

Total Current Liabilities	232,099	126,720
Debt- net of current portion	10,000	—
Accrued retirement	18,363	16,750
Other long-term liabilities	7,190	3,302
Deferred income taxes—non-current	24,259	7,464

TOTAL LIABILITIES	291,911	154,236

COMMITMENTS AND CONTINGENCIES	—	—
STOCKHOLDERS’ EQUITY:
Common stock, Class A—$0.01 par value; 150,000,000 shares authorized; 20,136,275 and 19,020,181 shares issued at September 30, 2007 and December 31, 2006; 19,893,235 and 19,020,181 shares outstanding at September 30, 2007 and December 31, 2006	201	190
Common stock, Class B—$0.01 par value; 50,000,000 shares authorized; 14,381,053 and 15,032,293 shares issued and outstanding at September 30, 2007 and December 31, 2006	144	150
Additional paid-in capital	288,721	263,409
Treasury stock, at cost	(9,114)	—
Retained earnings	241,306	195,604
Accumulated other comprehensive loss	(115)	(120)
Unearned ESOP shares	(677)	(217)
Deferred compensation	—	640
Shares held in grantor trust	—	(640)

TOTAL STOCKHOLDERS’ EQUITY	520,466	459,016

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$812,377	$613,252

See notes to condensed consolidated financial statements.

MANTECH INTERNATIONAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In Thousands Except Per Share Amounts)

	(unaudited)		(unaudited)
	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
REVENUES	$383,359	$283,695	$1,026,344	$846,466
Cost of services	321,133	235,539	860,289	702,225
General and administrative expenses	31,804	25,142	88,791	76,058

OPERATING INCOME	30,422	23,014	77,264	68,183
Interest expense	1,887	430	3,423	2,123
Interest income	(153)	(139)	(1,106)	(439)
Other expense (income) , net	84	(21)	(262)	(8)

INCOME FROM CONTINUING OPERATIONS BEFORE
INCOME TAXES	28,604	22,744	75,209	66,507
Provision for income taxes	(11,129)	(8,962)	(29,262)	(26,204)

INCOME FROM CONTINUING OPERATIONS	17,475	13,782	45,947	40,303
(Loss) from operations of discontinued component, net of taxes	—	(1,092)	(458)	(3,521)
Gain on sale of discontinued operation, net of taxes (sold to CEO)	—	—	338	—

(Loss) from discontinued operations, net of taxes	—	(1,092)	(120)	(3,521)

NET INCOME	$17,475	$12,690	$45,827	$36,782

BASIC EARNINGS (LOSS) PER SHARE:
Class A common stock
Income from continuing operations	$0.51	$0.41	$1.35	$1.21
(Loss) from discontinued operations, net of taxes	—	(0.03)	—	(0.11)

Class A basic earnings per share	$0.51	$0.38	$1.35	$1.10

Weighted average common shares outstanding	19,779	18,534	19,555	18,325

Class B common stock
Income from continuing operations	$0.51	$0.41	$1.35	$1.21
(Loss) from discontinued operations, net of taxes	—	(0.03)	—	(0.11)

Class B basic earnings per share	$0.51	$0.38	$1.35	$1.10

Weighted average common shares outstanding	14,382	15,064	14,459	15,065

DILUTED EARNINGS (LOSS) PER SHARE:
Class A common stock
Income from continuing operations	$0.51	$0.41	$1.33	$1.19
(Loss) from discontinued operations, net of taxes	—	(0.04)	—	(0.10)

Class A diluted earnings per share	$0.51	$0.37	$1.33	$1.09

Weighted average common shares outstanding	20,181	18,906	19,966	18,743

Class B common stock
Income from continuing operations	$0.51	$0.41	$1.33	$1.19
(Loss) from discontinued operations, net of taxes	—	(0.04)	—	(0.10)

Class B diluted earnings per share	$0.51	$0.37	$1.33	$1.09

Weighted average common shares outstanding	14,382	15,064	14,459	15,065

See notes to condensed consolidated financial statements.

MANTECH INTERNATIONAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in Thousands)

	(unaudited) Three months ended September 30,		(unaudited) Nine months ended September 30,
	2007	2006	2007	2006
NET INCOME	$17,475	$12,690	$45,827	$36,782
OTHER COMPREHENSIVE INCOME:
Translation adjustments	5	(17)	31	42

Total other comprehensive income	5	(17)	31	42

COMPREHENSIVE INCOME	$17,480	$12,673	$45,858	$36,824

See notes to condensed consolidated financial statements.

MANTECH INTERNATIONAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in Thousands)

	(unaudited) Nine months ended September 30,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$45,827	$36,782
Adjustments to reconcile net income to net cash provided by operating activities:
Loss from discontinued operation, net of tax	458	3,521
Gain on sale of discontinued operation, net of tax	(338)	—
Stock-based compensation	5,203	4,095
Excess tax benefits from the exercise of stock options	(1,277)	(1,573)
Deferred income taxes	(830)	(2,278)
Depreciation and amortization	10,647	7,495
Change in assets and liabilities—net of effects from acquired and disposed businesses:
Receivables-net	(5,968)	33,939
Prepaid expenses and other	3,380	(3,333)
Accounts payable and accrued expenses	12,014	5,797
Accrued salaries and related expenses	(5,220)	631
Billings in excess of revenue earned	(769)	(1,575)
Accrued retirement	1,510	2,343
Other	(493)	(1,741)

Net cash flow from operating activities of continuing operations	64,144	84,103
Net cash flow from discontinued operations	(1,562)	(5,934)

Net cash flow from operating activities	62,582	78,169

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(1,760)	(3,585)
Investment in capitalized software for internal use	(1,556)	(2,126)
Proceeds from the sale of property and equipment	1,828	3
Exercise of GSE warrants	(133)	—
Proceeds from sale of GSE shares	600	—
Acquisition of business, net of cash acquired	(197,016)	—

Net investing cash flow from continuing operations	(198,037)	(5,708)
Net investing cash flow from discontinued operations	3,000	(125)

Net cash flow from investing activities	(195,037)	(5,833)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	9,447	10,255
Excess tax benefits from the exercise of stock options	1,277	1,573
Excess tax benefit from distribution of shares held in grantor trust	8,581	—
Treasury stock acquired	(9,114)	—
Borrowing under line of credit, non-current	10,000	—
Net increase (decrease) in borrowing under lines of credit net of associated origination fees	74,292	(42,402)
Repayment of notes payable	—	(79)

Net cash flow from financing activities	94,483	(30,653)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(37,972)	41,683
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	41,510	5,678

CASH AND CASH EQUIVALENTS, END OF PERIOD	$3,538	$47,361

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for income taxes	$19,661	$23,490

Cash paid for interest	$3,340	$2,181

Noncash financing activities:
ESOP Contributions	$503	$2,319

See notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2007

UNAUDITED

1.	Introduction and Overview

ManTech International Corporation (depending on the circumstances, “ManTech” “Company” “we” “our” “ours” or “us”) is a leading provider of innovative technologies and solutions for mission-critical national security programs for the U.S. government Intelligence Community; the departments of Defense, State, Homeland Security and Justice; the Space Community; and other federal government agencies. Our expertise includes systems engineering, systems integration, technology and software development, enterprise security architecture, information assurance, intelligence operations support, network and critical infrastructure protection, information technology, communications integration and engineering support. With approximately 6,800 qualified employees, we operate in the United States and approximately 40 countries worldwide.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Numerator for net income per Class A and Class B common stock:
Net income	$17,475	$12,690	$45,827	$36,782
Numerator for basic net income Class A common stock	$10,118	$7,000	$26,346	$20,187
Numerator for basic net income Class B common stock	$7,357	$5,690	$19,481	$16,595
Numerator for diluted net income Class A common stock	$10,203	$7,063	$26,579	$20,392
Numerator for diluted net income Class B common stock	$7,272	$5,627	$19,248	$16,390
Basic weighted average common shares outstanding
Class A common stock	19,779	18,534	19,555	18,325
Class B common stock	14,382	15,064	14,459	15,065
Effect of potential exercise of stock options
Class A common stock	402	372	411	418
Class B common stock	—	—	—	—

Diluted weighted average common shares outstanding - Class A	20,181	18,906	19,966	18,743

Diluted weighted average common shares outstanding - Class B	14,382	15,064	14,459	15,065

For the three months ended September 30, 2007 and 2006, options to purchase 825 thousand and 720 thousand shares, respectively, weighted for the portion of the period for which they were outstanding, were outstanding but not included in the computation of diluted earnings per share because the options’ effect would have been anti-dilutive. For the nine months ended September 30, 2007 and 2006, options to purchase 778 thousand and 561 thousand shares, respectively, weighted for the portion of the period for which they were outstanding, were outstanding but not included in the computation of diluted earnings per share because the options’ effect would have been anti-dilutive. For the nine months ended September 30, 2007 and 2006, shares issued from the exercise of stock options were 449 thousand and 528 thousand, respectively.

4.	Stock-Based Compensation

Stock Options— In June 2006, the Company’s stockholders approved our 2006 Management Incentive Plan (the Plan), which was designed to enable us to attract, retain and motivate key employees. The Plan amended and restated the Company’s Management Incentive Plan that was approved by the Company’s stockholders prior to the initial public offering in 2002 (the 2002 Plan). In connection with the creation of the Plan, all options outstanding under the 2002 Plan and the ManTech International Corporation 1995 Long-Term Incentive Plan were assumed. Awards granted under the Plan are settled in shares of Class A common stock. At the beginning of each year, the Plan provides that the number of shares available for issuance automatically increases by an amount equal to one and one-half percent of the total number of shares of Class A and Class B common stock outstanding on December 31st of the previous year. On January 2, 2007, 510,795 additional shares were made available for issuance under the Plan. The Plan also authorized the issuance of an additional 1,500,000 shares in addition to the shares authorized under the 2002 Plan. Through September 30, 2007, the aggregate number of shares of our common stock authorized for issuance under the Plan was 6,794,982. Through September 30, 2007, 2,235,038 shares of our Class A common stock have been issued as a result of the exercise of the options granted under the Plan. The Plan expires in June 2016.

The Plan is administered by the compensation committee of our board of directors, along with its delegates. Subject to the express provisions of the Plan, the committee has broad authority to administer and interpret the Plan, including the discretion to determine the exercise price, vesting schedule, contractual life and the number of shares to be issued.

We typically issue options that vest in three equal installments, beginning on the first anniversary of the date of grant. Prior to January 1, 2006, we typically issued options under the 2002 Plan that expired ten years after the date of grant. Under the terms of the Plan, the contractual life of the option grants may not exceed eight years. During the nine months ended September 30, 2007 and 2006, we issued options that expire five years from the date of grant. The Company expects that it will continue to issue options that expire five years from the date of grant for the foreseeable future.

Stock Compensation Expense— Effective January 1, 2006, we adopted the Financial Accounting Standards Board (FASB) SFAS No. 123 (revised 2004), Share-Based Payment, using the modified prospective method. Under this method, compensation costs for all awards granted after the date of adoption and the unvested portion of previously granted awards are measured at an estimated fair value and included in operating expenses or capitalized as appropriate over the vesting period during which an employee provides service in exchange for the award. For the nine months ended September 30, 2007 and 2006, total recognized tax benefits from the exercise of stock options were $1.6 million and $2.6 million, respectively. For the three months ended September 30, 2007 and 2006, we recorded $1.8 million and $1.3 million of stock-based compensation cost as general and administrative expense in our statement of operations, respectively. For the nine months ended September 30, 2007 and 2006, we recorded $5.2 million and $4.1 million of stock-based compensation cost, respectively. No compensation expense of employee’s holding stock options, including stock-based compensation expense, was capitalized during the period. As of September 30, 2007, there was $9.2 million of unrecognized compensation cost related to share-based compensation arrangements that we expect to vest. The weighted-average period over which expense is expected to be recognized is 1.7 years.

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

The following weighted-average assumptions were used for option grants during the nine months ended September 30, 2007 and 2006:

Volatility. The expected volatility of the options granted was estimated based upon historical volatility of the Company’s share price through weekly observations of the Company’s trading history. For the nine months ended September 30, 2007 and 2006 we used a volatility of 35.9% and 42.1%, respectively.

Expected Term. The expected term of options granted to employees during the nine months ended September 30, 2007 was determined from historical exercises of the grantee population. Due to a lack of historical exercise data, option grants to our board of directors during 2007 was determined under SEC’s Staff Accounting Bulletin No. 107 ((vesting term + original contractual term)/2). Due to a lack of historical data prior to 2007, the expected term for all option grants during the nine months ended September 30, 2006 was determined under the simplified calculation provided in the SEC’s Staff Accounting Bulletin No. 107. For all grants valued during the nine months ended September 30, 2007 and 2006, the options had graded vesting over 3 years (33.3% of the options in each grant vest annually) and the contractual term was 5 years. For the nine months ended September 30, 2007 and 2006, we used a weighted-average expected term of 3.15 years and 3.5 years, respectively.

Risk-free Interest Rate. The yield on zero-coupon U.S. Treasury strips was used to extrapolate a forward-yield curve. This “term structure” of future interest rates was then input into a numeric model to provide the equivalent risk-free rate to be used in the Black-Scholes-Merton model based on expected term of the underlying grants. For the nine months ended September 30, 2007 and 2006, the weighted-average risk-free interest rate used was 4.48% and 4.68%, respectively.

Dividend Yield. The Black-Scholes-Merton valuation model requires an expected dividend yield as an input. We have not issued dividends in the past nor do we expect to issue dividends in the future. As such, the dividend yield used in our valuations for the nine months ended September 30, 2007 and 2006 was zero, respectively.

Stock Option Activity— During the nine months ended September 30, 2007, we granted stock options to purchase 651,500 shares of Class A common stock at a weighted-average exercise price of $34.65 per share, which reflects the fair market value of the shares on the date of grant. The weighted-average fair value of options granted during the nine months ended September 30, 2007 and 2006, as determined under the Black-Scholes-Merton valuation model, was $11.47 and $11.04, respectively. These options vest in 3 equal installments over 3 years and have a contractual term of 5 years. Option grants that vested during the nine months ended September 30, 2007 and 2006 had a combined fair value of $5.0 million and $4.0 million, respectively.

The following table summarizes the stock option activity for the year ended December 31, 2006 and the nine months ended September 30, 2007:

	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value (in thousands)
Shares under option, December 31, 2005	2,710,742	$20.38
Options granted	609,500	$30.61
Options exercised	(874,301)	$19.20	$12,666
Options cancelled and expired	(190,822)	$24.92

Shares under option, December 31, 2006	2,255,119	$21.00
Options granted	651,500	$34.65
Options exercised	(449,873)	$21.05	$6,718
Options cancelled and expired	(86,074)	$26.70

Shares under option, September 30, 2007	2,370,672	$26.64	$22,150

The following table summarizes nonvested stock options for the nine months ended September 30, 2007:

	Number of Shares	Weighted Average Fair Value
Nonvested stock options at December 31, 2006	1,376,057	$8.91
Options granted	651,500	$11.47
Vested during period	(641,159)	$7.82
Options cancelled	(75,402)	$9.66

Nonvested shares under option, September 30, 2007	1,310,996	$10.65

Information concerning stock options outstanding and stock options expected to vest at September 30, 2007:

	Options Exercisable and Expected to Vest	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Aggregate Intrinsic Value (in thousands)
Stock options exercisable	1,059,676	6.0	$21.10	$13,961
Stock options expected to vest	1,168,818	4.8	$30.87	$5,975

Options exercisable and expected to vest	2,228,494

5.	Goodwill and Other Intangibles

Under SFAS 142, goodwill is to be reviewed at least annually for impairment; we have elected to perform this review annually during the second quarter each calendar year. Management utilized an independent valuation firm to assist in this analysis. These reviews indicated no impairment and therefore resulted in no adjustments in goodwill.

On May 7, 2007, we completed the acquisition of SRS Technologies, Inc. (see Note 9). At September 30, 2007, preliminary goodwill and preliminary other intangibles for SRS Technologies, Inc. totaled $189.8 million, net of amortization.

The components of goodwill and other intangibles are as follows:

	September 30, 2007	December 31, 2006

Goodwill	$399,169	$248,429
Other intangibles	111,082	69,366

	510,251	317,795
Less: Accumulated amortization	(46,410)	(39,293)

	$463,841	$278,502

	September 30, 2007			December 31, 2006
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized intangible assets:
Contract rights	$86,015	$18,340	$67,675	$45,115	$13,560	$31,555
Capitalized software cost for sale	11,672	10,364	1,308	12,150	9,179	2,971
Capitalized software cost for internal use	13,395	7,599	5,796	12,101	6,447	5,654

	$111,082	$36,303	$74,779	$69,366	$29,186	$40,180

Aggregated amortization expense for the nine months ended September 30, 2007 and 2006 was $7.6 million and $4.9 million, respectively. Amortization expense for the period ending September 30, 2007 includes an immaterial write down of an acquisition related intangible asset for internally developed software of $0.9 million. The write down was based on a change in the estimated net realizable value of the asset. We estimate that we will have the following amortization expense for the future periods indicated below (in thousands):

For the remaining three months ending December 31, 2007	$6,350
Year ending:
December 31, 2008	$10,195
December 31, 2009	$9,633
December 31, 2010	$7,940
December 31, 2011	$5,257
December 31, 2012	$4,221

6.	Business Segment and Geographic Area Information

We operate as one segment, delivering a broad array of information technology and technical services solutions under contracts with the U.S. government, state and local governments, and commercial customers. Our federal government customers typically exercise independent contracting authority, and even offices or divisions within an agency or department may directly, or through a prime contractor, use our services as a separate customer so long as that customer has independent decision-making and contracting authority within its organization. Revenues from the U.S. government under prime contracts and subcontracts were approximately 97.6% and 97.8% of our total revenue for the nine months ended September 30, 2007 and 2006, respectively. There were no sales to any customers within a single country (except for the United States) where the sales accounted for 10% or more of total revenue. We treat sales to U.S. government customers as sales within the United States regardless of where the services are performed. Substantially all assets of continuing operations were held in the United States for the periods ended September 30, 2007 and December 31, 2006. Revenues by geographic customer and the related percentages of total revenues for the three and nine months ended September 30, 2007 and 2006, were as follows (in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2007		2006		2007		2006
United States	$378,427	98.7%	$281,026	99.1%	$1,011,919	98.6%	$838,881	99.1%
International	4,932	1.3	2,669	0.9	14,425	1.4	7,585	0.9

	$383,359	100.0%	$283,695	100.0%	$1,026,344	100.0%	$846,466	100.0%

During the three and nine months ended September 30, 2007 and 2006, one contract in continuing operations, Countermine Support, exceeded 10% of our revenue (in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2007	%	2006	%	2007	%	2006	%
Revenues from external customers:
Countermine Support	$53,776	14%	$36,548	13%	$142,908	14%	$63,865	8%
All other contracts	329,583	86%	247,147	87%	883,436	86%	782,601	92%

ManTech Consolidated	$383,359	100%	$283,695	100%	$1,026,344	100%	$846,466	100%

Operating Income:
Countermine Support	$1,655	5%	1,121	5%	$3,936	5%	$2,380	3%
All other contracts	28,767	95%	21,893	95%	73,328	95%	65,803	97%

ManTech Consolidated	$30,422	100%	$23,014	100%	$77,264	100%	$68,183	100%

Receivables:
Countermine Support					$24,072	8%	$12,133	6%
All other contracts					262,621	92%	193,604	94%

ManTech Consolidated					$286,693	100%	$205,737	100%

Disclosure items required under SFAS No. 131 including interest revenue, interest expense, depreciation and amortization, costs for stock-based compensation programs, certain unallowable costs as determined under Federal Acquisition Regulations, and expenditures for segment assets are not applicable as we review those items on a consolidated basis.

7.	Revenues and Receivables

We deliver a broad array of information technology and technical services solutions under contracts with the U.S. government, state and local governments, and commercial customers. Revenues from the U.S. government under prime contracts and subcontracts were approximately 97.6% and 97.8% of our total revenue for the nine months ended September 30, 2007 and 2006, respectively. The components of contract receivables are as follows:

	September 30, 2007	December 31, 2006
Billed receivables	$252,496	$211,564
Unbilled receivables:
Amounts billable	26,334	21,911
Revenues recorded in excess of estimated contract value or funding	4,329	2,832
Revenues recorded in excess of milestone billings on fixed price contracts	5,124	3,976
Retainage	3,093	1,680
Allowance for doubtful accounts	(4,683)	(5,518)

	$286,693	$236,445

Amounts billable consist principally of amounts to be billed within the next month. Revenues recorded in excess of contract value or funding are billable upon receipt of contractual amendments or other modifications. Revenues recorded in excess of milestone billings on fixed price contracts consist of amounts not expected to be billed within the next month. The retainage is billable upon completion of Defense Contract Audit Agency (DCAA) audit. At September 30, 2007, the amount of receivables that we expect to collect after one year is $3.0 million.

8.	Commitments and Contingencies

Payments to us on cost-reimbursable contracts with the U.S. government are provisional payments subject to adjustment upon audit by the DCAA or other government audit agencies. The majority of audits for 2002, 2003 and 2004 have been completed and resulted in no material adjustments. The remaining audits for 2002 through 2006 are not expected to have a material effect on the results of future operations.

In the normal course of business, we are involved in certain governmental and legal proceedings, claims and disputes, and have litigation pending under several suits. We believe that the ultimate resolution of these matters will not have a material effect on our financial position, results of operations, or cash flows.

9.	Acquisitions

SRS Acquisition - On May 7, 2007, we completed the acquisition of all outstanding equity interests in SRS Technologies (“SRS”). The results of SRS’s operations have been included in the consolidated financial statements since that date. The acquisition was consummated pursuant to an Agreement and Plan of Merger (“Merger Agreement”), dated April 6, 2007, by and among ManTech, a wholly owned subsidiary of ManTech SRS, certain shareholders of SRS, and certain persons acting as a representative for the shareholders of SRS. The Merger Agreement provided for the merger of a wholly owned subsidiary of ManTech with and into SRS, with SRS surviving the merger and becoming a wholly owned subsidiary of ManTech (“ManTech SRS”).

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

Management believes the acquisition of SRS has extended our presence in the high-end national security marketplace and enhance our presence in the US Defense Advance Research Projects Agency (DARPA), Department of Homeland Security, Missile Defense Agency, National Reconnaissance Office, National Geospatial-Intelligence Agency, and other Department of Defense agencies.

The initial purchase price was $198.9 million, which includes $1.0 million in transaction fees. The initial purchase price included a closing date working capital adjustment of $2.9 million which is subject to further adjustment upon audit of the closing balance sheet. Pursuant to the Merger Agreement, and as security for the SRS shareholders’ indemnification for unanticipated contingencies, an escrow account in the amount of $36.1 million has been established for a period of three years from the date of acquisition. We utilized a combination of cash on hand and borrowings under our New Credit Agreement (see Note 10) to finance the acquisition.

Preliminary Purchase Price Allocation

The acquisition has been accounted for as a business combination. Under business combination accounting, the total purchase price was allocated to SRS’s net tangible and identifiable intangible assets based on their estimated fair values as of May 7, 2007, as set forth below. The excess of the purchase price over the net tangible and identifiable intangible assets, as determined by management based upon a third party valuation, was recorded as goodwill. Recognition of goodwill is largely attributed to the highly skilled employees of SRS, their presence in the high-end security marketplace, and the value paid for companies in this business. The goodwill is not deductible for tax purposes. The aspects of the purchase price allocation, which are not yet finalized, relate to SRS shareholders’ indemnification obligations of $36.1 million and completion, including management’s review, of the closing balance sheet audit, which may result in a purchase price adjustment. We expect to finalize the closing balance sheet audit in the fourth quarter of 2007.

(in thousands)
Cash and cash equivalents	$1,912
Receivables-net	44,280
Prepaid expenses and other	3,397
Property and equipment	2,922
Other assets	332
Intangible assets	40,958
Goodwill	150,539
Accounts payable and accrued expenses	(12,627)
Accrued salaries and related expenses	(11,821)
Deferred income taxes-current	(437)
Billings in excess of revenue earned	(2,744)
Deferred income taxes-non-current	(15,423)
Accrued retirement	(103)
Other long-term liabilities	(2,229)
Minority interest	(28)

Total preliminary purchase price	$198,928

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

	Fair Value	Estimated Useful Life
Backlog	$17,710	9 years
Customer relationships	23,060	20 years
Technology	130	6 years

Total	$40,900

Customer contracts and related relationships represent the underlying relationships and agreements with SRS’s existing customers. Technology represents certain licenses, patents and software of SRS. Intangible assets are being amortized over their estimated useful life using the pattern of benefits method. The weighted-average amortization period for the intangibles is 17.7 years. We are currently reviewing the expected useful life of the customer relationships intangible asset.

Pro Forma Financial Information

The unaudited financial information in the table below summarizes the combined results of operations of ManTech and SRS, on a pro forma basis, as though the companies had been combined as of the beginning of each of the periods presented. The pro forma financial information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition and borrowings under our New Credit Agreement (see Note 10) had taken place at the beginning of each of the periods presented. The pro forma financial information for September 30, 2007 and 2006 includes the business combination accounting effect on historical ManTech for amortization charges from acquired intangible assets, interest expense at our current level of debt, removal of SRS’s CEO salary and benefit related costs, and the related tax effects.

The unaudited pro forma financial information for the three and nine months ended September 30, 2007 and 2006 combines the historical results for ManTech and SRS for those periods (in thousands).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Revenue	$383,359	$325,419	$1,102,935	$961,289
Income from continuing operations before taxes	$28,604	$21,697	$76,570	$65,855
Net income	$17,475	$12,042	$46,599	$36,335
Diluted earnings per share (Class A and B common stock)	$0.51	$0.35	$1.37	$1.07

GRS Solutions, Inc.—On October 5, 2006, we completed the acquisition of all outstanding shares of GRS Solutions, Inc. (GRS) for $20.0 million in cash, subject to certain shareholder indemnification obligations. The source of funds for the acquisition was our available cash.

GRS was a privately held company headquartered in Falls Church, VA providing specialized technical, operational and analytical services to the U.S. government Intelligence Community. The acquisition improves our strategic position within the Intelligence Community and strengthens our capabilities in supporting counterterrorism/counterintelligence missions around the world. For its fiscal year ended September 30, 2006, GRS had revenues of approximately $10.4 million. For the nine months ended September 30, 2007, GRS added $10.7 million to our consolidated revenues.

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

Borrowings under the New Credit Agreement are collateralized by our assets and bear interest at one of the following rates as selected by the Company: a LIBOR-based rate plus market-rate spreads that are determined based on a company leverage ratio calculation (0.875% to 1.5%), or the lender’s base rate, which is the lower of the Federal Funds Rate plus 0.5% or Bank of America’s prime lending rate. At September 30, 2007, the borrowing rate on our outstanding debt was 5.08%. The maturity date for the New Credit Agreement is April 30, 2012.

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

We had $85.7 million outstanding on our credit facility at September 30, 2007 and nothing at December 31, 2006. The maximum additional available borrowing under the credit facility at September 30, 2007 was $213.8 million. As of September 30, 2007, we were contingently liable under letters of credit totaling $0.5 million, which reduces our availability to borrow under our credit facility.

11.	Discontinued Operations

On February 23, 2007, we sold MSM to MSM Security Services Holdings, LLC for $3.0 million in cash. The sale resulted in a pre-tax gain of $0.6 million recorded in the first quarter of 2007. MSM Security Services Holdings LLC is solely owned by George J. Pedersen, ManTech’s Chairman and Chief Executive Officer. Mr. Pedersen presented an offer to the ManTech Board of Directors to purchase our MSM subsidiary. Mr. Pedersen’s offer exceeded the value of any other definitive offer extended to the Company. The transaction was approved by ManTech’s independent directors after receiving unanimous recommendation for approval of the transaction from a special committee of the Board, comprised solely of independent directors. The special committee had retained the services of independent legal counsel and independent financial advisors to advise the committee and assist it in connection with its duties.

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

The following discloses the results of the discontinued operations of MSM for the three months ended September 30, 2007 and 2006 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Revenue	$—	$4,118	$1,829	$11,095
Loss before income taxes	$—	$(1,807)	$(749)	$(5,825)
Net Loss	$—	$(1,092)	$(458)	$(3,521)

The following is a summary of the assets and liabilities held for sale related to MSM at December 31, 2006 (in thousands):

December 31, 2006
Receivables, net	$2,674
Prepaid expenses and other	70
Property and equipment	629
Other assets	—

Total Assets	$3,373

Accounts payable and accrued expenses	$724
Accrued salaries and related expenses	369
Billings in excess of revenue earned	670
Other liabilities	52

Total Liabilities	$1,815

12.	Shares Held in Grantor Trust

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

The total liability of gross unrecognized tax benefits as of January 1, 2007, was $1.3 million. That amount includes $0.3 million of unrecognized net tax benefits which, if ultimately recognized, would reduce the Company’s annual effective tax rate in a future period. Since January 1, 2007, there have been changes in the liability for gross unrecognized tax benefits totaling $60 thousand in gross unrecognized tax benefits. Additionally, the SRS acquisition added an additional liability for gross unrecognized tax benefits of $1.0 million.

The Company is subject to income taxes in the U.S., and various state and foreign jurisdictions. Tax statutes and regulations within each jurisdiction are subject to the interpretation and require significant judgment to apply. The Company is currently under examination by one state jurisdiction for years subsequent to 2003. Otherwise the Company is no longer subject to U.S., state, or non-U.S. income tax examinations by tax authorities for the years before 2003. The Company had recorded a liability for gross unrecognized tax benefits of $0.4 million, relating primarily to pending state audits, as of January 1, 2007. Both audits were finalized in the 2nd Quarter and this liability was paid, along with related interest. Additionally, the Company believes it is reasonably possible that another $40 thousand of gross unrecognized tax benefits will be settled within the next twelve months.

The Company recognizes interest accrued related to net unrecognized tax benefits in interest expense and penalties in general and administrative expenses for all periods presented. The Company had accrued approximately $0.2 million for the payment of interest and penalties at adoption. Subsequent changes to accrued interest and penalties have been a decrease of $0.1 million.

14.	Investments

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

In July 2003, we issued two letters of credit on behalf of GSE. Pursuant to FIN No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, we recognized a liability and corresponding increase in our investment in GSE. In the first quarter 2005, we made an adjustment based on the fair value of the outstanding guarantee. In exchange for issuing the letters of credit, we received 100,000 warrants to purchase GSE’s common stock at the market price of GSE’s common stock as of the close of business on July 8, 2003. The warrants were set to expire in July 2008.

On October 21, 2003, we sold all of our equity interests in GSE, and a $0.7 million note receivable from GSE, to GP Strategies Corporation (GP Strategies) in exchange for a note with a principal amount of $5.3 million. The note from GP Strategies bears interest at 5% per annum and is payable quarterly in arrears. Each year during the term of the note, we have the option to convert up to 20% of the original principal amount of the note into common stock of GP Strategies, but only in the event that GP Strategies’ common stock is trading at $10 per share or more. As of September 30, 2007, we have not converted any of the note to common stock.

During 2007, George J. Pedersen, our Chairman of the Board and Chief Executive Officer, beneficially owned shares and options of GSE stock representing less than 5% of GSE. In 2007, Mr. Pedersen served on GSE’s board of directors and compensation committee.

During the period ending September 30, 2007, we exercised all 100,000 warrants held in GSE at a price of $1.33 per share. Additionally, we sold the converted shares at $6.0 per share. The transactions result in an insignificant loss in the period due to the change in fair value of the warrants and subsequent sale of the converted securities.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction and Overview

We are a leading provider of innovative technologies and solutions for mission-critical national security programs for the U.S. government Intelligence Community; the departments of Defense, State, Homeland Security and Justice; the Space Community; and other U.S. federal government agencies. Our expertise includes systems engineering, systems integration, technology and software development, enterprise architecture, information assurance and security architecture, intelligence operations and analysis support, network and critical infrastructure protection, information operations and computer forensics, information technology, communications integration and engineering support. With approximately 6,800 highly qualified employees, we operate in the United States and approximately 40 countries worldwide.

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

Recent Developments

SRS Acquisition – On May 7, 2007, we completed the acquisition of all outstanding equity interests in SRS Technologies (“SRS”). The acquisition was consummated pursuant to an Agreement and Plan of Merger (“Merger Agreement”), dated April 6, 2007, by and among ManTech, a wholly owned subsidiary of ManTech SRS, certain shareholders of SRS, and certain persons acting as a representative for the shareholders of SRS. The Merger Agreement provided for the merger of a wholly owned subsidiary of ManTech with and into SRS, with SRS surviving the merger and becoming a wholly owned subsidiary of ManTech (“ManTech SRS”).

The initial purchase price was $198.9 million in cash, which includes $1.0 million in transaction fees. The initial purchase price also included a closing date working capital adjustment of $2.9 million which is subject to further adjustment upon audit of their closing balance sheet. We utilized a combination of cash on hand and borrowings under our New Credit Agreement to finance the acquisition.

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

Credit Agreement – On April 30, 2007, we terminated our $125.0 million credit facility with Citizens Bank and executed a new $300.0 million secured revolving credit agreement with a syndicate of lenders led by Bank of America, N.A, as administrative agent. For more information, see “Liquidity and Capital Resources – New Credit Agreement” below.

Three Months Ended September 30, 2007 Compared to the Three Months Ended September 30, 2006

	Condensed Consolidated Statements of Operations
	Three Months Ended September 30,				Period to Period Change
	2007	2006	2007	2006	2006 to 2007
	Dollars		Percentages		Dollars	Percent
	(dollar amounts in thousands)
REVENUE	$383,359	$283,695	100.0%	100.0%	$99,664	35.1%
Cost of services	321,133	235,539	83.8%	83.0%	85,594	36.3%
General and administrative expenses	31,804	25,142	8.3%	8.9%	6,662	26.5%

OPERATING INCOME	30,422	23,014	7.9%	8.1%	7,408	32.2%
Interest expense	1,887	430	0.5%	0.2%	1,457	338.8%
Interest income	(153)	(139)	0.0%	0.0%	(14)	10.1%
Other expense (income), net	84	(21)	0.0%	0.0%	105	-500.0%

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	28,604	22,744	7.5%	8.0%	5,860	25.8%
Provision for income taxes	(11,129)	(8,962)	2.9%	3.2%	(2,167)	24.2%

INCOME FROM CONTINUING OPERATIONS	17,475	13,782	4.6%	4.9%	3,693	26.8%
(Loss) from operations of discontinued component, net of taxes	—	(1,092)	0.0%	0.3%	1,092	-100.0%
Gain on sale of discontinued operation, net of taxes	—	—	0.0%	0.0%	—	0.0%

NET INCOME	$17,475	$12,690	4.6%	4.5%	$4,785	37.7%

Revenues

Revenues increased 35.1% to $383.4 million for the three months ended September 30, 2007, compared to $283.7 million for the same period in 2006. This increase is primarily attributable to forward deployment and countermine/counter improvised explosive devices (IED) support in Iraq and Afghanistan. The acquisition of SRS in May 2007 added $54.2 million to our revenues for the three months ended September 30, 2007. One contract for the installation and repair of systems designed to support countermines and IED’s accounted for $53.8 million and $36.5 million of revenues for the three months ended September 30, 2007 and 2006, respectively. Also contributing $3.6 million to the increase in revenue was our acquisition of GRS in October 2006.

Cost of services

Cost of services increased 36.3% to $321.1 million for the three months ended September 30, 2007, compared to $235.5 million for the same period in 2006. The increase in cost of services was due to larger purchases of equipment and materials directly for contracts and increased use of subcontractors in support of our contracts as well as our acquisition of SRS in May 2007. As a percentage of revenues, cost of services increased 0.8%, to 83.8% for the three months ended September 30, 2007 compared to 83.0% for the same period in 2006. Direct labor costs, which include applicable fringe benefits and overhead, increased by 26.0% primarily due the acquisitions of SRS and GRS. As a percentage of revenues, direct labor costs decreased 3.0% to 40.9% for the three months ended September 30, 2007 compared to 43.8% for the same period in 2006. Other direct costs increased by 48.0% over the same period in 2006, from $111.2 million to $164.5 million. The increase in other direct costs is due to the increase in purchases of equipment and materials, and increased use of subcontractors as noted above, as well as the acquisitions of SRS and GRS. As a percentage of revenues, other direct costs increased from 39.2% for the three months ended September 30, 2006 to 42.9% for the same period in 2007.

General and administrative expenses

General and administrative expenses increased 26.5% to $31.8 million for the three months ended September 30, 2007, compared to $25.1 million for the same period in 2006. The increase in expense resulted primarily from the acquisition of SRS, increased bid and proposal spending, a net realizable value adjustment related to an intangible asset of a previous acquisition, and share-based compensation. In addition, amortization of intangibles increased due to our acquisition of SRS in May 2007 as well as our acquisition of GRS Solutions in October 2006. As a percentage of revenues, general and administrative expenses decreased to 8.3% from 8.9% for the three months ended September 30, 2007 and 2006, respectively. For the three months ended September 30, 2007 and 2006, we recognized $1.8 million and $1.3 million in share-based compensation expense under SFAS No. 123R, respectively.

Interest expense

Interest expense increased 338.8% to $1.9 million for the three months ended September 30, 2007, compared to $0.4 million for the same period in 2006. The change in interest expense is a result of increased borrowing under our credit facility. For the three months ended September 30, 2007, we had an average debt balance of $126.4 million compared to $29.6 million for the same period in 2006. The relatively higher level of indebtedness in 2007 was due to our acquisition of SRS on May 7, 2007. As we intend to use our credit facility to finance our acquisition strategy, our interest expense could increase in the future.

Net income

Net income increased 37.7% to $17.5 million for the three months ended September 30, 2007, compared to $12.7 million for the same period in 2006. The increase is a result of higher revenue, increased income from continuing operations, and no loss on discontinued operations in 2007 versus a loss of $1.1 million for the same period in 2006. We completed the sale of our discontinued operation in the first quarter of 2007. For additional information see “Discontinued Operations,” below. Our effective tax rate for the three months ended September 30, 2007 and 2006 was 38.9% and 39.4%, respectively.

Nine Months Ended September 30, 2007 Compared to the Nine Months Ended September 30, 2006

	Condensed Consolidated Statements of Operations
	Nine Months Ended September 30,				Period to Period Change
	2007	2006	2007	2006	2006 to 2007
	Dollars		Percentages		Dollars	Percent
	(dollar amounts in thousands)
REVENUE	$1,026,344	$846,466	100.0%	100.0%	$179,878	21.3%
Cost of services	860,289	702,225	83.8%	83.0%	158,064	22.5%
General and administrative expenses	88,791	76,058	8.7%	9.0%	12,733	16.7%

OPERATING INCOME	77,264	68,183	7.5%	8.1%	9,081	13.3%
Interest expense	3,423	2,123	0.3%	0.3%	1,300	61.2%
Interest income	(1,106)	(439)	0.1%	0.1%	(667)	151.9%
Other (income) expense, net	(262)	(8)	0.0%	0.0%	(254)	3175.0%

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	75,209	66,507	7.3%	7.9%	8,702	13.1%
Provision for income taxes	(29,262)	(26,204)	2.9%	3.1%	(3,058)	11.7%

INCOME FROM CONTINUING OPERATIONS	45,947	40,303	4.5%	4.8%	5,644	14.0%
(Loss) from operations of discontinued component, net of taxes	(458)	(3,521)	0.0%	0.4%	3,063	-87.0%
Gain on sale of discontinued operation, net of taxes	338	—	0.0%	0.0%	338	100.0%

NET INCOME	$45,827	$36,782	4.5%	4.3%	$9,045	24.6%

Revenues

Revenues increased 21.3% to $1,026.3 million for the nine months ended September 30, 2007, compared to $846.5 million for the same period in 2006. This increase is primarily attributable to forward deployment and countermine/counter improvised explosive devices (IED) support in Iraq and Afghanistan. One contract for the installation and repair of systems designed to support countermines and IED’s accounted for $142.9 million and $63.9 million of revenues for the nine months ended September 30, 2007 and 2006, respectively. The acquisition of SRS in May 2007 added $82.8 million to our revenues for the nine months ended September 30, 2007. Also contributing $10.7 million to the increase in revenue was our acquisition of GRS in October 2006.

We expect the growth trend to continue through the rest of 2007 due to our two recent acquisitions and continued support of the global war on terrorism, including wars in Iraq and Afghanistan. Possible future changes in U.S. policy and tactics related to the wars may impact our future performance trend; however, we are not able to predict the impact at this time.

Cost of services

Cost of services increased 22.5% to $860.3 million for the nine months ended September 30, 2007, compared to $702.2 million for the same period in 2006. This increase was due to larger purchases of equipment and materials directly for contracts and increased use of subcontractors in support of our contracts as well as our acquisition of SRS in May 2007. As a percentage of revenues, cost of services increased 0.8%, to 83.8% for the nine months ended September 30, 2007 compared to 83.0% for the same period in 2006. Direct labor costs, which include applicable fringe benefits and overhead, increased by 11.1% primarily due the acquisition of SRS and GRS. As a percentage of revenues, direct labor costs decreased 3.9% to 41.7% for the nine months ended September 30, 2007 compared to 45.6% for the same period in 2006. Other direct costs increased by 36.5% over the same period in 2006, from $316.5 million to $431.9 million. The increase in other direct costs is due to the increase in purchases of equipment and materials, and increased use of subcontractors as noted above, as well as the acquisition of SRS. As a percentage of revenues, other direct costs increased from 37.4% for the nine months ended September, 2006 to 42.1% for the same period in 2007.

General and administrative expenses

General and administrative expenses increased 16.7% to $88.8 million for the nine months ended September 30, 2007, compared to $76.1 million for the same period in 2006. The increase in expense during the year resulted primarily from the acquisition of SRS, increased bid and proposal spending, a net realizable value adjustment related to an intangible asset of a previous acquisition, and share-based compensation. In addition, amortization of intangibles increased due to our acquisition of SRS in May 2007 as well as our acquisition of GRS Solutions in October 2006. As a percentage of revenues, general and administrative expenses decreased to 8.7% from 9.0% for the nine months ended September 30, 2007 and 2006, respectively. For the nine months ended September 30, 2007 and 2006, we recognized $5.2 million and $4.0 million in share-based compensation expense under SFAS No. 123R, respectively.

Interest expense

Interest expense increased 61.2% to $3.4 million for the nine months ended September 30, 2007, compared to $2.1 million for the same period in 2006. For the nine months ended September 30, 2007, we had an average debt balance of $74.0 million compared to $38.0 million for the same period in 2006. The average debt balance in 2006 was primarily driven by the acquisition of Gray Hawk Systems in 2005. We expect to see an increased level of interest expense for the remainder of 2007 due to the use of our credit facility to finance a large portion of our SRS acquisition on May 7, 2007. As we intend to use our credit facility to finance our acquisition strategy, our interest expense could increase in the future.

Interest income

Interest income increased 151.9% to $1.1 million for the nine months ended September 30, 2007, compared to $0.4 million for the same period in 2006. The fluctuation is due to increased cash on hand for a majority of the nine months ended September 30, 2007 and collection of interest on an old receivable and income tax refund. As we used a combination of cash on hand and our new credit facility to finance the acquisition of SRS on May 7, 2007, our cash balance was reduced significantly midway through the period. For the remainder of 2007, we expect to see a reduction in interest income levels.

Loss from discontinued operations

Our MSM subsidiary, which we determined to sell in February 2005, is classified as held for sale in the consolidated balance sheets and discontinued operations, net of applicable income taxes in the consolidated statements of income. Loss from discontinued operations decreased 87.0% to $0.5 million for the nine months ended September 30, 2007, compared with $3.5 million for the same period in 2006. The reduced loss reflects two months of MSM operations in 2007 because of the sale on MSM on February 23, 2007 (as described below) versus a full nine months of MSM operations in the same period in 2006 as well as reduced direct costs as a percentage of revenues. For additional information see “Discontinued Operations,” below.

Gain on sale of discontinued operation

On February 23, 2007, we sold MSM to MSM Security Services Holdings, LLC (an entity that is solely owned by George J. Pedersen, our Chairman and Chief Executive Officer) for $3.0 million in cash. We recorded a $0.3 million net gain on the transaction. For additional information see “Discontinued Operations,” below.

Net income

Net income increased 24.6% to $45.8 million for the nine months ended September 30, 2007, compared to $36.8 million for the same period in 2006. The increase is a result of higher revenue, increased income from continuing operations, and a reduced net loss on discontinued operations of $0.1 million in 2007 versus a loss of $3.5 million for the same period in 2006. Our effective tax rate for the nine months ended September 30, 2007 and 2006 was 38.9% and 39.4%, respectively.

Backlog

At September 30, 2007 and December 31, 2006, our backlog was $3.5 billion and $2.9 billion, respectively, of which $0.8 billion and $0.6 billion, respectively, was funded backlog. At September 30, 2006, our backlog was $2.7 billion, of which $0.5 billion was funded backlog. The acquisition of SRS added $0.7 billion to our backlog, of which $0.1 billion was funded backlog, at September 30, 2007. Backlog and funded backlog represent estimates that we calculate on a consistent basis. Additional information on how we determine backlog is included in our annual report on Form 10-K for the fiscal year ended December 31, 2006, previously filed with the SEC.

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

Liquidity and Capital Resources

Our primary liquidity needs are the financing of working capital, capital expenditures and acquisitions. Our primary source of liquidity is cash provided by operations and our revolving credit facility. On April 30, 2007, we executed a New Credit Agreement with Bank of America N.A. The New Credit Agreement initially provides for up to $300.0 million in available borrowings. See “New Credit Agreement” below for additional information. At September 30, 2007, we had $85.7 million outstanding under our credit facility. At September 30, 2007, we were contingently liable under letters of credit totaling $0.5 million, which reduces our ability to borrow under our credit facility. The maximum available borrowing under our credit facility at September 30, 2007 was $213.8 million. Generally, cash provided by operating activities is adequate to fund our operations. Due to fluctuations in our cash flows and the growth in our operations, it is necessary from time to time to increase borrowings under our credit facility to meet cash demands. In the future, we may borrow greater amounts in order to finance acquisitions or new contract start ups.

Net cash flows from operating activities

	Nine months ended September 30,
(in thousands)	2007	2006
Net cash flow from operating activities of continuing operations:	$64,144	$84,103
Net cash flow from discontinued operations:	(1,562)	(5,934)

Net cash flow from operating activities:	$62,582	$78,169

Cash provided by operating activities from continuing operations for the nine months ended September 30, 2007 was $64.1 million, compared to $84.1 million provided in operating activities for the nine months ended September 30, 2006. The higher cash inflow during 2006 was primarily the result of a significant collection of receivables under a management collection initiative. For the nine months ended September 30, 2007, discontinued operations used $1.6 million of cash verses a net use of cash of $5.9 million for the nine months ended September 30, 2006. The reduced cash outflow from discontinued operations is the result of the sale of our MSM subsidiary on February 23, 2007.

Net cash flows from investing activities

	Nine months ended September 30,
(in thousands)	2007	2006
Net investing cash flow from continuing operations:	$(198,037)	$(5,708)
Net investing cash flow from discontinued operations:	3,000	(125)

Net cash flow from investing activities:	$(195,037)	$(5,833)

Cash used in investing activities from continuing operations was $198.0 million for the nine months ended September 30, 2007, compared to $5.7 million for the same period in 2006. The cash outflows from continuing operations in 2007 are primarily the result of our acquisition of SRS on May 7, 2007 and our investment in equipment and internally used software. These were partially offset by a $1.8 million cash inflow from the sale of office buildings and land that we acquired in 2005. The 2006 cash outflow was the result of investments in property, plant, and equipment and internal-use software to support our business. For the nine months ended September 30, 2007, we had an investing cash inflow from discontinued operations of $3.0 million from the sale of our MSM subsidiary. For additional information see “Discontinued Operations”, below. Cash flow from investing activities can fluctuate significantly with the execution of our acquisition strategy.

Net cash flows from financing activities

	Nine months ended September 30,
(in thousands)	2007	2006
Net cash flow from financing activities:	$94,483	$(30,653)

Cash provided by financing activities was $94.5 million for the nine months ended September 30, 2007, compared to cash used by financing activities of $30.7 million for the nine months ended September 30, 2006. The net cash provided in the first nine months of 2007 resulted primarily from the use of our credit facility to support the acquisition of SRS and proceeds from the exercise of stock options. In addition, we acquired treasury stock with a cost of $9.1 million related to the distribution of a supplemental executive retirement plan (SERP) for our Chairman and Chief Executive Officer (for additional information, see note 12 “Shares Held in Grantor Trust” to our condensed consolidated financial statements). The cash outflow for the acquisition of treasury stock was offset by the excess tax benefits generated by stock option exercises and the SERP transaction. For the nine months ended September 30, 2006, the cash outflow from financing activities was primarily due to repayment of our credit facility of $42.4 million and proceeds from stock option exercises and their related excess tax benefit.

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

Our exposure to market risk relates to changes in interest rates for borrowings under our senior term loan and revolving credit facility. These borrowings bear interest at variable rates. As of September 30, 2007, we had $85.7 million outstanding under our revolving credit facility. A hypothetical 10% increase in interest rates would have increased our interest expense by $0.2 million for the nine months ended September 30, 2007.

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

As of September 30, 2007, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), management evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 of the Exchange Act. Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective, as of the end of the period covered by this report, such that the information relating to us that is required to be disclosed in our reports filed with the SEC (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

Exhibits required by Item 601 of Regulation S-K:

The following lists certain exhibits either filed herewith or filed with the SEC during the fiscal quarter ended September 30, 2007.

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

MANTECH INTERNATIONAL CORPORATION

Date: November 5, 2007	By:	/s/ GEORGE J. PEDERSEN
	Name:	George J. Pedersen
	Title:	Chairman of the Board of Directors and Chief Executive Officer

Date: November 5, 2007	By:	/s/ KEVIN M. PHILLIPS
	Name:	Kevin M. Phillips
	Title:	Chief Financial Officer