Form 10-K
period 2007-12-31
MANTECH INTERNATIONAL CORP
filed 2008-03-17
CIK 892537

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10–K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 29, 2007 was $605,792,200 (based on the closing price of $30.83 per share on June 29, 2007, as reported by the Nasdaq National Market).

There were the following numbers of shares outstanding of each of the registrant’s classes of common stock as of February 29, 2008: ManTech International Corp. Class A Common Stock, $.01 par value per share, 20,267,807 shares; ManTech International Corp. Class B Common Stock, $.01 par value per share, 14,278,813 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the definitive Proxy Statement to be filed with the Securities Exchange Commission pursuant to Regulation 14A in connection with the registrant’s 2008 Annual Meeting of Stockholders, to be filed subsequent to the date hereof, are incorporated by reference into Part III (Items 10, 11, 12, 13 and 14) of this Annual Report on Form 10-K. Such definitive Proxy Statement will be filed with the Commission not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

PART I

Item 1. Business

This Annual Report on Form 10-K contains forward-looking statements that involve substantial risks and uncertainties, many of which are outside of our control. We believe that these statements are within the definition of the Private Securities Litigation Reform Act of 1995. You can often identify these statements by the use of words such as “may,” “will,” “expect,” “intend,” “anticipate,” “believe,” “plan,” “seek,” “estimate,” “continue” and other similar words or variations on such words. You should read our forward-looking statements carefully because they discuss our future expectations, make projections of our future results of operations or financial condition, or state other “forward-looking” information. Although forward-looking statements in this Annual Report reflect our good faith judgment, such statements can only be based on facts and factors currently known by us. Consequently, forward-looking statements are inherently subject to risks and uncertainties and actual results and outcomes may differ materially from the results and outcomes discussed in or anticipated by the forward-looking statements. The factors that could cause or contribute to such differences include, but are not limited to, those discussed in Item 1A. “Risk Factors” below, as well as those discussed elsewhere in this Annual Report.

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

Business Overview

ManTech is a leading provider of innovative technologies and solutions for mission-critical national security programs for the Intelligence Community, the Departments of Defense, State, Homeland Security, and Justice, and other U.S. federal government agencies. Our expertise includes engineering, systems integration, software services, enterprise architecture, information assurance and security architecture, intelligence operations and analysis support, network and critical infrastructure protection, information operations and computer forensics, information technology, communications integration and engineering support and global logistics and supply chain management. With approximately 7,300 highly qualified employees, we operate in the United States and over 40 countries worldwide. As of December 31, 2007, over 65% of our workforce possessed clearances and approximately 41% had Top Secret or above level clearances, which are necessary to work on classified contracts.

In 2007, we had revenues of $1,448.1 million, a 27.3% increase over our 2006 revenue of $1,137.2 million. We have grown substantially in the last six years, from revenues of $431.4 million at the end of 2001, just prior to our initial public offering (IPO) in February 2002, to our current levels today. We derive a substantial majority of our revenues from our customers in the Intelligence Community and the Department of Defense:

Fiscal Year	Percentage of Revenues from Intelligence Community and the Department of Defense
2007	93.3%
2006	95.2%
2005	94.9%

Our Intelligence Community and Department of Defense customers include the Office of the Secretary of Defense, the Department of State, the Department of Homeland Security, various intelligence agencies, federal intelligence and terrorism task forces, the U.S. Army, Navy, Air Force and Marine Corps and joint military commands. We also provide solutions to federal government civilian agencies, including the National Aeronautics and Space Administration (NASA), and the Patent & Trademark Office (PTO), as well as to state and local governments and commercial customers.

Industry Background

The federal government is the largest consumer of information technology services and solutions in the United States. We believe that the federal government’s spending on information technology will continue to increase in the next several years, driven by the expansion of national defense and homeland security programs, the continued need for sophisticated intelligence gathering and information sharing, increased reliance on technology service providers due to shrinking ranks of government technical professionals, and the continuing impact of federal procurement reform and Office of Management and Budget mandates regarding information technology spending. Federal government spending on information technology has consistently increased in each year since 1980. INPUT, an independent federal government market research firm, expects this trend to continue, with federal government spending on information technology forecast to increase from $79 billion in federal fiscal year 2007 to $102 billion in federal fiscal year 2012, a 5% compound annual growth rate over the next five years. Moreover, this data may not fully reflect government spending on classified intelligence programs, operational support services to our armed forces and complementary technical services, which include sophisticated systems engineering.

Across the National Security community, we see the following trends that will continue to drive increased spending and dependence on technology support contractors.

Increased Spending on Defense to Combat the Global War on Terror. The Department of Defense is the largest purchaser of information technology in the federal government. For government fiscal year 2008, the President has signed a bill that authorizes $479 billion in defense spending. This same appropriations bill includes supplemental funding of $87 billion to the Department of Defense, with the President preparing an additional request of over $100 billion to provide funding for the Global War on Terror and operations in Iraq and Afghanistan. More specifically, the Operations & Maintenance portion of the Department of Defense appropriations bill of $164 billion represents a 12% increase from government fiscal year 2007, and is the primary area of the budget from which ManTech’s revenue is generated. For government fiscal year 2009, the President has requested a budget of $515 billion, over a 7% increase from government fiscal year 2008. This budget has an initial request for supplemental funding of $70 billion to support current ongoing operational efforts and the Global War on Terror. We expect an additional request to come after more specific needs of our troops are better known which will bring the total fiscal year 2009 supplemental funding to levels similar to previous fiscal years.

Increased Spending on Intelligence Gathering and Information Sharing. The emphasis on policy issues that affect irregular warfare, homeland defense, and combating the spread of weapons of mass destruction outlined in the Department of Defense’s Quadrennial Defense Review (QDR) remain overarching guiding principles for current and out-year Department of Defense funding priorities. We believe intelligence agencies will increase their demand for data and text mining solutions to enable them to extract, analyze, and present data gathered from the massive volumes of information available through open sources such as the Internet. This increased focus on national security, homeland security, and intelligence has also reinforced the need for interoperability among the many disparate information technology systems throughout the federal government. We believe the Department of Homeland Security and the intelligence agencies will continue to be interested in enterprise systems that enable better coordination and communication within and among agencies and departments.

Reliance on Technology Service Providers. The demand for technology service providers is expected to increase due to the need for federal agencies to maintain core operational functions while maintaining and updating information technology across their enterprises. A 2007 industry forecast from INPUT estimates that Federal IT outsourcing will grow from over $13 billion in federal fiscal year 2006 to approximately $18 billion in federal fiscal year 2011, a 6% compound annual growth rate due to several factors including impending federal IT workforce shortage, the war in Iraq and federal contract spending slowdowns due to the uncertain timing of appropriation passage. Given the difficulty the federal government has experienced in hiring and retaining skilled technology personnel in recent years, we believe the federal government will need to rely heavily on technology service providers that have experience with government legacy systems, can sustain mission-critical operations and have the required government security clearances to deploy qualified personnel in classified environments.

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

Our Solutions and Services

We deliver comprehensive information technology, technical and other services and solutions for mission-critical, enterprise information technology and communication systems, primarily in support of national security programs for the Intelligence Community and Department of Defense. Our solutions include the following services offerings, often delivered in combination over an extended period of time in support of long-term programs:

•	systems engineering

•	systems integration

•	software development

•	enterprise architecture (design, review, implementation)

•	cyber security

•	information assurance (security architecture, computer forensics, intrusion detection, penetration testing, cyber threat analysis)

•	intelligence operations and analysis support

•	network and critical infrastructure protection

•	information operations and information warfare support

•	information technology (system development lifecycle management and system modernization)

•	communications integration

•	logistics & supply chain management

Our offerings fall into one or more of four basic categories: Information Technology Solutions; Intelligence Analysis & Mission Operations; Systems Engineering & Integration Solutions; and Global Logistics & Supply Chain Management.

Information Technology Solutions

We provide a broad range of information technology solutions to our customers, including the following.

Secure Information Sharing and Collaboration. The ability to collaborate and share information across non-traditional boundaries, in a trusted fashion, has become critically important post 9/11. We apply extensive engineering experience and proven solutions to facilitate collaboration and information sharing to meet Department of Defense and Intelligence Community security requirements. We were selected as one of two companies to lead the development of a next generation Analytic Sharing and Collaboration program for the Office of the Director of National Intelligence (ODNI). Additionally we have engineered and deployed for the Army, Navy, and FBI among others a highly secure (Director of Central Intelligence Director (DCID) 6/3 Protection Level (PL) 3 accredited) robust information system that provides trusted information sharing tools and capabilities and a COTS-based solution that includes Microsoft Office, email, Voice Over Internet Protocol (VOIP), Video Teleconferencing (VTC), instant messaging, document management and an information portal.

Information Operations. We provide customers in the Department of Defense, Intelligence Community, and Commercial market a wide range of services in the areas of IT Security Services, Incident Response, Computer Forensic Support, Digital Vulnerability Assessments, Specialized Network Architecture Support, and Intrusion Operations. We perform advance services in the areas of data mining analysis, atypical data recovery techniques, and data extraction. We conduct advanced computer network operations analysis including the reverse engineering of network protocols, applications, and operating systems. We also provide custom internet enumeration and analysis services and full lifecycle support for internet access architectures.

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

Mission Enabling Solutions. We design, develop, implement, test, maintain and web-enabled mission software applications for our customers’ information systems and network infrastructures. We provide comprehensive e-commerce services, including web development efforts that focus on designing and maintaining scalable, interoperable, reliable and portable end-to-end information management solutions. We apply these capabilities to critical customer missions requiring multi-layered security within applications in order to improve information sharing and collaboration.

For example, we developed a state-of-the-art analytic environment that provides access to regional, national and international information with appropriate security level access controls, providing direct operational support to time-sensitive counterterrorism activities in support of an Intelligence Community customer.

Enterprise Systems Engineering. We provide network architecture planning and implementation services and systems engineering services in support of enterprise-wide network infrastructures and components that include LAN/WAN architectures, messaging architectures, network management solutions, directory services architecture, and web hosting. These services are provided within secure environments requiring the application of multi-level security policies across the enterprise. For example, we developed and implemented a scalable enterprise-wide network and messaging infrastructure accredited to meet DCID 6/3 PL3 in support of an

Intelligence Community customer. Additionally, we provide enterprise systems engineering services to include LAN /WAN, messaging, and e-mail infrastructure architecture and implementation to an Intelligence Community customer.

Intelligence Analysis & Mission Operations

We provide a broad range of solutions to enhance systems and network availability and mission-critical performance of our customers’ hardware, software, computer network and telecommunication assets and operations, including the following.

Intelligence Operations and Analysis Support. We provide services for strategic and tactical intelligence systems, networks and facilities in support of the Intelligence Community and Department of Defense. To support classified systems and facilities designed to collect, analyze, process and report on various intelligence sources, we develop and integrate collection and analysis systems and techniques. Our intelligence-related services also include the design, rapid development and prototyping, integration and management of real-time signal processing systems. We also provide support to the development and application of analytical techniques to counterintelligence, Human-Intelligence (HUMINT) operations/training, and counter-terrorist operations. Our offerings also include the provision of subject matter expert analysts who work directly with the Intelligence Community and Department of Defense customers to produce long-term classified and unclassified research/analytic reporting, as well as provide real-time analytic support for ongoing intelligence operations.

Secrecy Management and Program Security Architecture. We provide secrecy management and security infrastructure services for highly-classified programs, including intelligence operations and military programs. Due to the highly sensitive and classified nature of these programs, opportunities are often limited to a select number of providers that possess the requisite capabilities, qualifications and special access clearances. We provide secrecy and security services including vulnerability assessment, exposure analysis, secrecy architecture design, security policy development and implementation, lifecycle acquisition program security, Operations Security (OPSEC), information assurance, Anti-Tamper, Export Compliance support, foreign disclosure, system security engineering, security awareness and training, comprehensive security support services, and technical certification and accreditation services.

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

Cyber Security. We provide comprehensive cyber warfare and cyber defense solutions and services to the Department of Defense, agencies in the Intelligence Community, Department of State and the Department of Justice. We accomplish this through our expertise in policy, planning and development; detection, analysis, prevention and deterrence; penetration and exploitation; security architecture design, development and implementation; certification and accreditation; and information assurance training and awareness support. Our services include specific competencies such as cyber security incident response, threat and malcode analysis and cyber threat analysis and vulnerability analysis.

Systems Engineering & Integration Solutions

We offer our customers a broad range of systems engineering and systems integration solutions, including the following.

Systems Engineering Services. We perform comprehensive Systems Engineering services to analyze, develop, and integrate solutions for U.S. Navy hardware and software requirements. Systems Engineering is an interdisciplinary approach and means for enabling the realization and deployment of successful systems. We provide Systems Engineering services with scientists and engineers that consider both technical and business requirements to deliver quality products that have been meeting the warfighter’s needs since 1968. We support the entire systems lifecycle from requirements definition and analysis, through design and development and on to test and evaluation, and operational deployment. As part of systems engineering support we address a full 360 degree perspective of a program, including disciplines of system, software, hardware, acoustics, communications, reliability, safety and test engineering as well as modeling, simulation and analysis. These services are provided across an entire spectrum of Navy and Marine Corp systems and platforms that encompass subsurface, surface, ground, air, space, and cyber requirements.

Modeling & Simulation, Testing and Evaluation. We provide system analysis, modeling and testing of technologies and systems, which are being deployed to identify and detect nuclear and radiological sources that are attempting entry into the U.S. for the Department of Homeland Security’s Domestic Nuclear Detection Office. Our services include technology assessments, sensor modeling, situational awareness and test preparation and planning.

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

Independent Validation and Verification. We perform tests to certify that new systems or upgraded systems operate in accordance with their design requirements. For example, we have performed certification services for aircraft weapon systems in support of U.S. Naval Air Systems Command programs. We are a Prime contractor on the Department of Homeland Security’s Enterprise Acquisition Gateway for Leading Edge Solutions (EAGLE) in the functional category for Independent Test, Evaluation, Validation and Verification. We were awarded the first task order issued under this category to provide the DHS’ Science & Technology Directorate with IT security compliance services, IT security architecture services, and IT security independent verification and validation (IV&V) of the Directorate’s applications and systems at headquarters and throughout its numerous research laboratories.

Global Logistics & Supply Chain Management

We offer our customers a global logistics and supply chain management solution set which includes the following offerings:

Communication Systems and Infrastructure Support. We design, procure, install, operate, sustain, test, repair and maintain secure communication systems and network infrastructures. This requires specialized knowledge of industry standards, state-of-the-art system architectures and applications in order to recommend and design technology solutions for integration into our customer’s secure communication systems to include voice, data and video communication systems.

For example, we manage and operate premier infrastructure and facility operations in regional support centers throughout the United States, Iraq, Afghanistan, Germany, Korea and elsewhere for intelligence, electronic warfare and related critical missions. We perform systems and network troubleshooting, maintenance, repair and installation, as well as integration and testing of electronic, electrical and mechanical equipment designed for vehicular, airborne and portable platforms. Personnel located at these regional support centers have supported every major military deployment since 1990. Beginning with Desert Storm and currently for Operation Iraqi Freedom and Operation Enduring Freedom (OIF/OEF), our personnel have provided Command, Control, Communications, Computers and Intelligence (C4I) systems operations and maintenance support to deployed units in hostile environments.

Global and Domestic Mission-Critical Logistics Support. We are responsible for providing logistics, repair and maintenance services, unique system training and curriculum support, resource management, and inventory tracking technologies for complex, critical and specialized customer systems in deployed, isolated and remote locations worldwide. Specifically, related to the Route Clearance program on behalf of the U.S. Army in Southwest Asia (predominantly Iraq and Afghanistan), we are responsible for maintaining critical and life-sustaining operational readiness levels for counter-improvised explosive device (IED) vehicles and systems. To that end, we are responsible for the development and management of supply levels as well as the streamlined operation of supply-chain channels to include vendor partnerships with original equipment manufacturers (OEM’s) to ensure the expedient, unencumbered delivery of systems and parts to forward operating theatre locations.

Global Property Management. We provide property program management and readiness tracking, automated records maintenance, property accountability, and property book visibility, evaluation, validation and analysis for the U.S. Army’s Global Property Management Services and Property Accountability and Readiness Programs in multiple locations throughout the western United States. This program combines our expertise in logistics, supply support operations and services, operations and maintenance and systems integration.

Global Information Technology Modernization. We provide secure Information Technology (IT) Systems Lifecycle Management to over 100,000 government customers’ worldwide. We currently have the responsibility to modernize over 850 classified and unclassified networks and systems in over 300 locations around the world. The backbone of our global capabilities is a comprehensive ISO 9001:2000-certified management and control system designed to provide best value for the customers and to lower the total cost of ownership across the systems’ lifecycles. All operations are executed within our Top Secret-cleared systems storage and integration facilities. These secure facilities are connected to our customers’ classified communications and networks and are designed to operate within a variety of operational and physical security parameters. Our seamless interface with extensive secure multi-modal distribution services is responsible for the successful, secure shipment of over 3.5 million pounds of equipment using the entire spectrum of Defense, State and commercial distribution services.

Our Growth Strategy

Our objective is to grow our business profitably as a premier provider of comprehensive information technology and technical services solutions to the federal government market. Our strategies for achieving this objective include the following.

Expand Our Customer Base. We intend to capitalize on our long-term relationships with our customers and our reputation within the Intelligence Community, Department of Defense and other government agencies to attract new customers and to cross-sell our broad array of solutions to our existing customers. Under the “best value” contracting process that has resulted from reforms in the government procurement process, past performance and technical approach are key factors that the government may consider when evaluating competitive bids. Based on our long-term support to numerous customers, we believe we have a successful past performance track record and have demonstrated technical expertise that gives us credibility with these customers and enhances our ability to be successful in bidding on follow-on contracts and in competing for new programs of both existing and new customers. As customers seek a “single integrator solution” approach, we believe that we have sufficient experience and expertise to support such programs for current and new customers. Because our personnel are on-site with our customers or work in close proximity to our customers, we develop close relationships with them and are often able to enhance our customers’ operations by rapidly identifying and developing solutions for customer-specific requirements.

Target High Growth Segments of the Market. We believe the projected growth in government information technology and technical services spending will offer opportunities for development and delivery of advanced technology solutions for enterprise applications and information systems. We intend to expand our service offerings in high growth program areas. In particular, we intend to focus on providing new or improved solutions in information assurance, including cyber security and homeland defense programs, and other secure systems and infrastructure solutions in support of National Security programs that support the Global War on Terror and ongoing operations in active theaters of military and intelligence operations, such as Iraq and Afghanistan. We also plan to continue to target customers seeking to improve their information technology infrastructures and systems, especially those charged with building and operating enhanced web-based collaboration/sharing platforms. We have also identified information assurance and homeland defense programs as targeted growth areas.

Attract, Train and Retain Highly Skilled and Highly Cleared Personnel. We continue to attract, train and retain skilled professionals, including engineers, scientists, analysts, technicians and support specialists, to ensure that we have the capabilities to fulfill our customers’ requirements. We target candidates who have served in the military or as civilian experts in the Intelligence Community and Department of Defense, as well as those who are leading specialists in their technology disciplines. In 2007, we were ranked ninth in the nation and first in Virginia on the G.I. Jobs Magazine Military-Friendly Employers list. We believe we can continue to retain our employees by offering competitive compensation and incentive plans, opportunities for career growth through company-supported education programs and diverse, challenging assignments at approximately 300 locations domestically and abroad. As of December 31, 2007, over 65% of our workforce possess clearances and approximately 41% possess Top Secret or above level clearances.

Pursue Strategic Acquisitions. We plan to enhance our internal growth by selectively pursuing strategic acquisitions of businesses that can cost-effectively broaden our domain expertise and service offerings and allow us to establish relationships with new customers. We have successfully acquired nine companies since our IPO in February 2002, accelerating our overall revenue growth. We are focused primarily on acquiring businesses that provide value-added solutions for the Intelligence Community and Department of Defense, but we will also consider opportunities to acquire other businesses where we can leverage our reputation, core competencies and experienced management team. During 2007, we acquired two businesses, McDonald Bradley, Inc. and SRS Technologies, Inc.

2007 Acquisitions

McDonald Bradley—On December 18, 2007, we completed the acquisition of all outstanding shares of McDonald Bradley, Inc. (“MBI”). MBI was a privately-held company with specialized knowledge in the areas of information sharing and collaboration, information assurance, data interoperability and Service Oriented Architectures (“SOA”). Their largest customer is the Defense Intelligence Agency (DIA) and over 60 percent of MBI’s revenue has historically been derived from the Department of Defense, Intelligence Community, Department of Homeland Security and federal law enforcement agencies. MBI had 264 employees, including highly-cleared personnel, at December 31, 2007.

Management believes the acquisition of MBI expands our capabilities in information sharing and data interoperability, adds more depth to our SOA skill set and increases our presence in the Defense Intelligence Agency and other high-end national security agencies. Additionally, MBI has a prime contract on the Department of Homeland Security’s EAGLE contract, which provides us with increased access to support the Department of Homeland Security’s information technology programs.

SRS Technologies—On May 7, 2007, we completed the acquisition of all outstanding equity interests in SRS Technologies (“SRS”). SRS was a privately-held company with specialized domain knowledge in the areas of space-based radar and communications; chemical, biological, conventional and nuclear weapons detection and defeat programs; imagery intelligence; and aeronautic, space and information systems development. More than

85 percent of SRS’s revenue has historically been derived from the U.S. government including Department of Defense, Intelligence Community and the Department of Homeland Security. SRS had over 800 employees, including highly-cleared and educated personnel, at May 7, 2007.

Management believes the acquisition of SRS has extended our presence in the high-end national security marketplace and enhances our presence in the U.S. Defense Advance Research Projects Agency (DARPA), Department of Homeland Security, Missile Defense Agency, National Reconnaissance Office, National Geospatial-Intelligence Agency, and other Department of Defense agencies.

2006 Acquisition

GRS Solutions—On October 5, 2006, we completed the acquisition of all outstanding shares of GRS Solutions, Inc. (GRS). GRS was a privately held company headquartered in Falls Church, VA providing specialized technical, operational and analytical services to the Intelligence Community.

2005 Acquisition

Gray Hawk Systems—On May 31, 2005, we completed the acquisition of 100 percent of the outstanding shares of Gray Hawk Systems, Inc. (Gray Hawk). Gray Hawk provides a broad range of intelligence-related services to the homeland security, law enforcement, Intelligence Community and the Department of Defense markets.

Our Customers

Our customers include U.S. federal government intelligence, military and civilian agencies, state and local governments and commercial customers. We have successful, long-standing relationships with our customers, having supported many of them for 20 to 40 years. Some of our representative customers include:

•

Intelligence and Department of Defense customers, such as the Office of the Secretary of Defense, the U.S. Army, Navy, Air Force and Marine Corps, the Department of State, the Department of Homeland Security, federal Intelligence and Terrorism Task Forces and multiple intelligence and classified agencies.

•	Civilian agencies or departments, such as NASA and PTO.

•	We derive the vast majority of our revenues from our federal government customers, consisting primarily of customers in the Intelligence Community and Department of Defense.

Fiscal Year	Percentage of Revenues from Federal Government Customers
2007	97.7%
2006	97.8%
2005	98.0%

Our federal government customers typically exercise independent contracting authority, and even offices or divisions within an agency or department may directly, or through a prime contractor, use our services as a separate customer so long as that customer has independent decision-making and contracting authority within its organization. For example, under a contract with one of the Army’s contracting agencies, program managers throughout the Army and from other services and defense agencies are able to purchase a wide range of our solutions. Another contract, the U.S. Army Countermine program accounted for 14.4%, 9.0%, and 0.0% of our revenues for the year ended December 31, 2007, 2006 and 2005, respectively. In addition, there were no sales to any customers within a single country (except for the United States) where such sales accounted for 10% or more of our total revenue.

For 2007 and 2006, we derived 46.4% and 32.3%, respectively, of our revenues through relationships with prime contractors, who contract directly with the customer and subcontract to us.

Foreign Operations

We treat sales to U.S. government customers as sales within the United States, regardless of where services are performed. NATO is the Company’s largest international customer. The percentages of total revenues by geographic customer for the last three years were as follows:

	Year ended December 31,
	2007	2006	2005
United States	98.7%	98.9%	99.3%
International	1.3%	1.1%	0.7%

	100.0%	100.0%	100.0%

Other information relating to our foreign operations is provided in Note 13 to our consolidated financial statements.

Backlog

At December 31, 2007, our backlog was $3.2 billion, of which $758 million was funded backlog. At December 31, 2006, our backlog was $2.9 billion, of which $622 million was funded backlog. Backlog represents estimates that we calculate on the basis described below. We expect that approximately 35% to 45% of our total backlog will be recognized as revenues prior to December 31, 2008.

We define backlog as our estimate of the remaining future revenues from existing signed contracts, assuming the exercise of all options relating to such contracts and including executed task orders issued under ID/IQ or GWAC contracts. This includes an estimate of revenues for solutions that we believe we will be asked to provide in the future under the terms of executed multiple-award contracts for which we are not the sole provider, meaning that the customer could turn to other companies to fulfill the contract. It also includes an estimate of revenues from indefinite delivery, indefinite quantity contracts, which specify a maximum, but only a token minimum, amount of goods or services that may be provided under the contract.

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

Employees

As of December 31, 2007, we had approximately 7,300 employees, including over 700 employees located outside of the United States.

Of our employees, 211 are represented by the International Brotherhood of Electrical Workers union under a collective bargaining agreement, all of whom are located at NASA’s Goddard Space Flight Center. We have not experienced any work stoppage or strike by these employees and believe our relations with the union and our employees to be good.

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

Competition

Our key competitors currently include divisions of large defense contractors such as Computer Sciences Corporation, General Dynamics, Lockheed Martin Corporation, Northrop Grumman Corporation, and Science Applications International Corporation, as well as a number of mid-size U.S. government contractors with specialized capabilities, such as CACI, Booz Allen & Hamilton, Stanley, Inc. and SRA International. Because of the diverse requirements of U.S. government customers and the highly competitive nature of large procurements, corporations frequently form teams to pursue contract opportunities. The same companies listed as competitors will, at times, team with us or subcontract to us in the pursuit of new business. We believe that the major competitive factors in our market are distinctive technical competencies, successful past contract performance, intelligence and military work experience, price of services, reputation for quality and key management with domain expertise.

Company Information Available on the Internet

Our internet address is www.mantech.com. Through a link to the Investor Relations section of our website, we make available, free of charge, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC.

You may request a copy of the materials identified in the preceding paragraph, at no cost, by writing or telephoning us at the following address or telephone number:

ManTech International Corporation

Attention: Investor Relations

12015 Lee Jackson Highway

Fairfax, Virginia 22033-3300

Phone: (703) 218-6000

Item 1A. Risk Factors

Forward-Looking and Cautionary Statements

We discuss expectations regarding our future performance, such as our business outlook, in our annual and quarterly reports, press releases, and other written and oral statements. These “forward-looking statements” are based on currently available financial, economic and competitive data and our operating plans. They are inherently uncertain. Investors must recognize that events could turn out to be significantly different from our current expectations. We undertake no obligation to update any forward-looking statement. The following discussion of risks is not all inclusive, but is designed to highlight what we believe are important factors for you to consider when evaluating our trends and future results.

Risks Related to Our Business

We depend on contracts with the U.S. federal government for substantially all of our revenues. If our relationships with the federal government were harmed, our business, future revenues and growth prospects could be adversely affected.

We expect that federal government contracts will continue to be the primary source of our revenues for the foreseeable future. We derived approximately 98% of our revenues from our federal government customers (consisting primarily of customers in the Intelligence Community, the Departments of Defense, State, Homeland Security and Justice, and other U.S. federal government agencies) in each of the last three years. Our business, prospects, financial condition or operating results could be materially harmed if

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

Federal government spending and mission priorities may change in a manner that adversely affects our future revenues and limits our growth prospects.

Our business depends upon continued federal government expenditures on intelligence, defense and other programs that we support. These expenditures have not remained constant over time. For example, the overall U.S. defense budget declined for periods of time in the late 1980s and the early 1990s, resulting in a slowing of new program starts, program delays and program cancellations. These reductions caused many defense-related government contractors to experience declining revenues, increased pressure on operating margins and, in some cases, net losses. While spending authorizations for intelligence and defense-related programs by the government have increased in recent years, and in particular after the 2001 terrorist attacks and more recently in support of U.S. war efforts in Southwest Asia, future levels of expenditures, mission priorities and authorizations for these programs may decrease, remain constant or shift to programs in areas where we do not currently provide services. Our business, prospects, financial condition or operating results could be materially harmed by the following

•	Budgetary constraints affecting federal government spending generally, or specific departments or agencies in particular, and changes in fiscal policies or available funding,

•	Changes in federal government programs or requirements,

•	Federal government shutdowns (such as that which occurred during the federal government’s 1996 fiscal year) and other potential delays in the government appropriations process,

•	Realignment of funds with changed federal government priorities, which may impact the U.S. war efforts, including reductions in funds for in-theater missions,

•	Curtailment of the federal government’s outsourcing of mission critical support and IT services,

•	Competition and consolidation in the information technology industry,

•	The adoption of new laws or regulations,

•	Delays in the payment of our invoices by federal government offices due to problems with, or upgrades to, federal government information systems, or for other reasons, and

•	General economic conditions.

These or other factors could cause federal government agencies and departments to reduce their purchases under contracts, exercise their right to terminate contracts, or not exercise options to renew contracts, any of which could cause us to lose revenue. A significant decline in overall U.S. government spending, or a shift in expenditures away from agencies or programs that we support, could cause a material decline to our revenue.

The failure by Congress to approve budgets on a timely basis for the federal agencies we support could delay procurement of our services and solutions and cause us to lose future revenues.

On an annual basis, Congress must approve budgets that govern spending by the federal agencies that we support. In years when Congress is not able to complete its budget process before the end of the federal government’s fiscal year on September 30, Congress typically funds government operations pursuant to a “continuing resolution.” A continuing resolution allows federal government agencies to operate at spending levels approved in the previous budget cycle. When the U.S. government operates under a continuing resolution, it may delay funding we expect to receive from clients on work we are already performing and will likely result in new initiatives being delayed or in some cases cancelled.

Federal government contracts contain provisions giving government customers a variety of rights that are unfavorable to us, including the ability to terminate a contract at any time for convenience.

Federal government contracts contain provisions, and are subject to laws and regulations, that give the government rights and remedies not typically found in commercial contracts. These provisions may allow the government to

•	Terminate existing contracts for convenience, as well as for default,

•	Reduce orders under, or otherwise modify contracts or subcontracts,

•	Cancel multi-year contracts and related orders if funds for contract performance for any subsequent year become unavailable,

•	Decline to exercise an option to renew a multi-year contract,

•	Claim rights in products and systems produced by us,

•

Prohibit future procurement awards with a particular agency as a result of a finding of an organizational conflict of interest based upon prior related work performed for the agency that would give a contractor an unfair advantage over competing contractors,

•	Subject the award of contracts to protest by competitors, which may require the contracting federal agency or department to suspend our performance pending the outcome of the protest,

•	Suspend or debar us from doing business with the federal government or with a governmental agency, and

•	Control or prohibit the export of our products and services.

If the government terminates a contract for convenience, we may recover only our incurred or committed costs, settlement expenses and profit on work completed prior to the termination. If the government terminates a contract for default, we may not recover even those amounts, and instead may be liable for excess costs incurred by the government in procuring undelivered items and services from another source. If one of our government customers were to unexpectedly terminate or cancel, or decline to exercise an option to renew, one or more of our significant contracts or programs, our revenues and operating results would be materially harmed.

We derive significant revenues from contracts awarded through a competitive bidding process. This process can impose substantial costs upon us and we may lose revenue if we fail to compete effectively.

We derive significant revenue from federal government contracts that are awarded through a competitive bidding process. We expect that a significant portion of our future business will also be awarded through competitive bidding. Competitive bidding presents a number of risks, including

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

If we are unable to win particular contracts that are awarded through the competitive bidding process, in addition to the risk that our operating results may be adversely affected, we may be unable to operate in the market for services that are provided under those contracts for a number of years. Even if we win a particular contract through competitive bidding, our profit margins may be depressed as a result of the costs incurred through the bidding process.

Unfavorable federal government audit results could subject us to penalties or sanctions, adversely affect our profitability, harm our reputation and relationships with our customers or impair our ability to win new contracts.

The Defense Contract Audit Agency (DCAA) and other government agencies routinely audit and investigate government contracts and systems. These agencies review a contractor’s performance on its contract, cost structure and compliance with applicable laws, regulations and standards. The DCAA also reviews the adequacy of, and a contractor’s compliance with, its internal control systems and policies, including the contractor’s accounting, purchasing, estimating, compensation and management information systems. Allegations of impropriety or deficient controls could harm our reputation or influence the award of new contracts. Any costs found to be improperly allocated to a specific contract will not be reimbursed, while such costs already reimbursed must be refunded. Therefore, a DCAA audit could materially affect our competitive position and result in a substantial adjustment to our revenues. DCAA audits for costs incurred on work performed after 2004 have not yet been completed. In addition, government agency audits on a special segment of the company have not been completed for the years 2002 through 2004 and one of our foreign operations has not yet been audited for 2003 and 2004. While we believe that such costs will be approved upon final audit, we do not know the outcome of any future audits and adjustments and, if any future audit adjustments exceed out estimates, our profitability could be adversely affected. Additionally, if a government audit uncovers improper or illegal activities, we may be subject to civil and criminal penalties and administrative sanctions, including termination of contracts, forfeiture of profits, suspension of payments, fines and suspension or debarment from doing business with federal government agencies.

If we fail to comply with complex procurement laws and regulations, we could lose business and be liable for various penalties or sanctions.

We must comply with laws and regulations relating to the formation, administration and performance of federal government contracts. These laws and regulations affect how we conduct business with our federal government contracts. In complying with these laws and regulations, we may incur additional costs, and non-compliance may also allow for the assignment of additional fines and penalties, including contractual damages. Among the more significant laws and regulations affecting our business are the following:

•	The Federal Acquisition Regulation, which comprehensively regulates the formation, administration and performance of federal government contracts

•	The Truth in Negotiations Act, which requires certification and disclosure of all cost and pricing data in connection with contract negotiations

•	The Cost Accounting Standards and Cost Principles, which impose accounting requirements that govern our right to reimbursement under certain cost-based federal government contracts

•

Laws, regulations and executive orders restricting the use and dissemination of information classified for national security purposes and the export of certain products, services and technical data. We engage in international work falling under the jurisdiction of U.S. export control laws. Failure to comply with these control regimes can lead to severe penalties, both civil and criminal, and can include debarment from contracting with the U.S. government.

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

Additionally, the civil False Claims Act provides for potentially substantial civil penalties where, for example, a contractor presents a false or fraudulent claim to the government for payment or approval. Actions under the civil False Claims Act may be brought by the government or by other persons on behalf of the government (who may then share a portion of any recovery).

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

The government may also revise its procurement practices or adopt new contracting rules and regulations, including cost accounting standards, at any time. Any new contracting methods could be costly to satisfy, be administratively difficult for us to implement and could impair our ability to obtain new contracts.

We may lose money on some contracts if we do not accurately estimate the expenses, time and resources necessary to satisfy our contractual obligations.

We enter into three types of federal government contracts for our services: cost-plus, time-and-materials and fixed-price. For our last two fiscal years, we derived revenue from such contracts as follows:

Contract Type	2007	2006
Cost-Plus	23.4%	24.7%
Time-and-Materials	62.9%	64.5%
Fixed-Price	13.7%	10.8%

Each of these types of contracts, to varying degrees, involves some risk that we could underestimate our cost of fulfilling the contract, which may reduce the profit we earn or lead to a financial loss on the contract.

•

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

•

Under time-and-materials contracts, we are reimbursed for labor at negotiated hourly billing rates and for certain expenses. We assume financial risk on time-and-material contracts because we assume the risk of performing those contracts at negotiated hourly rates.

•

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

Our profits could be adversely affected if our costs under any of these contracts exceed the assumptions we used in bidding for the contract. Over time, and particularly if we acquire other businesses, our contract mix may change, thereby potentially increasing our exposure to these risks.

We may not receive the full amount authorized under our contracts and we may not accurately estimate our backlog, which could adversely affect our future revenues and growth prospects.

As of December 31, 2007, our estimated contract backlog totaled approximately $3.2 billion, of which approximately $758 million was funded. Backlog is our estimate of the remaining future revenues from existing signed contracts, and assumed exercises of all options relating to such contracts. Backlog also includes estimates of revenues for solutions that we believe we will be asked to provide in the future under the terms of executed multiple-award contracts, and estimates of revenues from ID/IQ contracts. Our estimates are based on our experience using such vehicles and similar contracts; however, we cannot assure that all, or any, of such estimated contract revenue will be recognized as revenue. The U.S. government’s ability to modify, curtail or terminate our major programs or contracts makes the calculation of backlog subject to numerous uncertainties. There can be no assurance that our backlog projections will result in actual revenue in any particular period, or at all, or that any contract included in backlog will be profitable. There is a higher degree of risk in this regard with respect to unfunded backlog, since it contains management’s estimate of amounts expected to be realized on unfunded contract work that may never be realized as revenues. If we fail to realize as revenues those amounts included in our backlog, our future revenue and growth prospects may be adversely affected.

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

If we fail to recruit and retain skilled employees or employees with the necessary security clearances, we might not be able to perform under our contracts or win new business and our growth may be limited.

To be competitive, we must have employees who have advanced information technology and technical services skills and who work well with our customers in a government or defense-related environment. Often, these employees must have some of the highest security clearances in the United States. These employees are in great demand and are likely to remain a limited resource in the foreseeable future. Recruiting, training and retention costs can place significant demands on our resources. If we are unable to recruit and retain a sufficient number of these employees, our ability to maintain and grow our business could be negatively impacted. If we are required to engage larger numbers of contracted personnel, our profit margins could be adversely affected. In addition, some of our contracts contain provisions requiring us to commit to staff a program with certain personnel the customer considers key to our successful performance under the contract. In the event we are unable to provide these key personnel or acceptable substitutions, the customer may terminate the contract, and we may not be able to recover certain incurred costs.

Failure to maintain strong relationships with other contractors could result in a decline in our revenues.

In 2007 and 2006, we derived 46.4% and 32.3% of our revenues, respectively, from contracts in which we acted as a subcontractor to other contractors or to joint ventures that we and other contractors formed to bid on and execute particular contracts or programs. We expect to continue to depend on relationships with other contractors for a portion of our revenues for the foreseeable future. Our business, prospects, financial condition or operating results could be harmed if other contractors eliminate or reduce their subcontracts or joint venture relationships with us, either because they choose to establish relationships with our competitors or because they choose to directly offer services that compete with our business, or if the government terminates or reduces these other contractors’ programs or does not award them new contracts.

Our overall profit margins on our contracts may decrease and our results of operations could be adversely affected if materials and subcontract revenue grow at a faster rate than labor-related revenues.

Our revenues are generated both from the efforts of our technical staff (labor-related revenue) and from the receipt of payments for the costs of materials and subcontracts we use in connection with performing our services

(materials and subcontract revenue). Generally, our materials and subcontract revenue have lower profit-margins than our labor-related revenues. If our materials and subcontract revenue grow at faster rate than labor-related revenues, our overall profit margins may decrease and our profitability could be adversely affected.

We face risks associated with our international business.

Approximately 1.3% and 1.1% of our total consolidated revenues in 2007 and 2006, respectively, was generated by our entities outside of the United States. These international business operations are subject to a variety of risks associated with conducting business internationally, including

•	Changes in or interpretations of foreign laws or policies that may adversely affect the performance of our services;

•	Political instability in foreign countries;

•	Imposition of inconsistent laws or regulations;

•	Conducting business in places where laws, business practices and customs are unfamiliar or unknown;

•	Imposition of limitations on or increase of withholding and other taxes on payments by foreign subsidiaries or joint ventures;

•	Compliance with a variety of U.S. laws, including the Foreign Corrupt Practices Act, by us or subcontractors; and

•	Compliance with U.S. export control regulations.

Although revenue generated from our international operations have not been significant to date, we do not know the impact that these regulatory, geopolitical and other factors could have on our business in the future.

Acquisitions or other joint ventures could result in operating difficulties, dilution or other adverse consequences to our business.

One of our key operating strategies is to selectively pursue acquisitions. We have made a number of acquisitions in the past, and we expect that a significant portion of our future growth will continue to come from these transactions. We evaluate potential acquisitions, joint ventures and other investments on an ongoing basis. Our acquisitions pose many risks, including

•	We may not be able to identify suitable acquisition candidates at prices we consider attractive;

•	We may not be able to compete successfully for identified acquisition candidates, complete future acquisitions or accurately estimate the financial effect of acquisitions on our business;

•	Future acquisitions may require us to issue common stock or spend significant cash, resulting in dilution of ownership or additional leverage;

•	We may have difficulty retaining an acquired company’s key employees or customers;

•	We may have difficulty integrating acquired businesses, resulting in unforeseen difficulties, such as incompatible accounting, information management, or other control systems;

•	Acquisitions may disrupt our business or distract our management from other responsibilities; and

•	As a result of an acquisition, we may need to record write-downs from future impairments of intangible assets, which could reduce our future reported earnings.

In connection with any acquisition that we make, there may be liabilities that we fail to discover or that we inadequately assess. Acquired entities may not operate profitably or result in improved operating performance. Additionally, we may not realize anticipated synergies. If our acquisitions perform poorly, our business and financial results could be adversely affected.

Many of our federal government customers execute their procurement budgets through multiple award contracts under which we are required to compete for post-award orders, or for which we may not be eligible to compete, potentially limiting our ability to win new contracts and increase revenue.

Budgetary pressures and reforms in the procurement process have caused many U.S. federal government customers to increasingly purchase goods and services through multiple award ID/IQ contracts and other multiple award and/or GWAC vehicles. These contract vehicles require that we make sustained post-award efforts to obtain task orders under the relevant contract. There can be no assurance that we will obtain revenues or otherwise sell successfully under these contract vehicles. Our failure to compete effectively in this procurement environment could harm our operating results.

Covenants in our credit facility may restrict our financial and operating flexibility.

We maintain a credit agreement with Bank of America N.A. The agreement provides for up to $300 million, with an option to increase an additional $100 million, in available borrowings through April 2012. Under the agreement, we are required to maintain specific financial covenants related to a leverage ratio and fixed charge coverage. The agreement also places limitations on additional borrowings, mergers, and related-party transactions, payment of dividends, and contains limitations with respect to capital expenditures. Borrowings under the agreement are collateralized by our assets and bear interest at the Eurodollar Rate, or the lender’s base rate, plus market-rate spreads that are determined based on a company leverage ratio calculation. Our ability to satisfy these financial ratios can be affected by events beyond our control, and we cannot assure you that we will meet these ratios. Default under our credit facility could allow the lenders to declare all amounts outstanding to be immediately due and payable. We have pledged substantially all of our assets to secure the debt under our credit facility. If the lenders declare amounts outstanding under the credit facility to be due, the lenders could proceed against those assets. Any event of default, therefore, could have a material adverse effect on our business if the creditors determine to exercise their rights. We also may incur future debt obligations that might subject us to restrictive covenants that could affect our financial and operational flexibility, restrict our ability to pay dividends on our common stock or subject us to other events of default.

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

Our employees or subcontractors may engage in misconduct or other improper activities, which could cause us to lose customers or affect our ability to contract with the federal government.

Because we are a government contractor, employee or subcontractor fraud or other misconduct can occur, and such occurrences could have an adverse impact on our business and reputation. Misconduct by employees, subcontractors or joint venture partners could include intentional failures to comply with federal laws including: federal government procurement regulations; proper handling of sensitive or classified information; compliance with the terms of our contracts that we receive; falsifying time records or failures to disclose unauthorized or unsuccessful activities to us. These actions could lead to civil, criminal, and/or administrative penalties (including fines, imprisonment, suspension and/or debarment from performing federal government contracts) and harm our reputation. The precautions we take to prevent and detect such activity may not be effective in controlling unknown or unmanaged risks or losses, and such misconduct by employees, subcontractors or joint venture partners could result in serious civil or criminal penalties or sanctions or harm to our reputation, which could cause us to lose contracts or cause a reduction in revenue.

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

Many of our federal government contracts require our employees to maintain various levels of security clearances, and we are required to maintain certain facility security clearances complying with Department of Defense and the Intelligence Community requirements. Obtaining and maintaining security clearances for employees involves a lengthy process, and it is difficult to identify, recruit and retain employees who already hold security clearances. If our employees are unable to obtain or retain security clearances or if our employees who hold security clearances terminate employment with us, the customer whose work requires cleared employees could terminate the contract or decide not to renew it upon its expiration. In addition, we expect that many of the contracts on which we will bid will require us to demonstrate our ability to obtain facility security clearances and perform work with employees who hold specified types of security clearances. To the extent we are not able to obtain facility security clearances or engage employees with the required security clearances for a particular contract, we may not be able to bid on or win new contracts, or effectively re-bid on expiring contracts.

We face competition from other firms, many of which have greater resources.

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

Risks Related to Our Stock

Our quarterly operating results may fluctuate.

Our quarterly revenues and operating results may fluctuate as a result of a number of factors, many of which are outside of our control. For these reasons, comparing our operating results on a period-to-period basis may be of limited significance in some cases, and you should not rely on our past results as an indication of our future performance. While our financial results may be negatively affected by any of the risk factors identified in this section of our Form 10-K, a number of factors could cause our revenues, cash flow and operating results to vary from quarter to quarter, including

•	Fluctuations in revenues earned on fixed-price contracts and contracts with a performance-based fee structure,

•	Commencement, completion or termination of contracts during any particular quarter,

•	Reallocation of funds to customers due to priority,

•	Timing of award or performance incentive fee notices,

•	Timing of significant bid and proposal costs,

•	Variable purchasing patterns under government contracts, BPAs and ID/IQ contracts,

•	Strategic decisions by us or our competitors, such as acquisitions, divestitures, spin-offs and joint ventures,

•	Seasonal or quarterly fluctuations in our workdays and staff utilization rates,

•	Changes in Presidential administrations and senior federal government officials that affect the timing of technology procurement,

•	Changes in federal government policy or budgetary measures that adversely affect government contracts in general, and

•	Increased purchase requests from customers for equipment and materials in connection with the federal government’s fiscal year end, which may affect our quarter operating results.

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

As of December 31, 2007, Mr. Pedersen owned approximately 41.4% of our total outstanding shares of common stock. Because holders of our Class B common stock are entitled to ten (10) votes per share, and

Mr. Pedersen beneficially owned 14,279,813 shares of Class B Common Stock as of December 31, 2007, Mr. Pedersen thus owned or controlled approximately 87.6% of the combined voting power of our stock as of December 31, 2007. Accordingly, Mr. Pedersen controls the vote on all matters submitted to a vote of our stockholders. As long as Mr. Pedersen beneficially owns a majority of the combined voting power of our common stock, he will have the ability, without the consent of our public stockholders, to elect all members of our board of directors and to control our management and affairs.

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

Provisions in our charter documents and Delaware law may inhibit potential acquisition bids that you and other stockholders may consider favorable, and the market price of our Class A common stock my be lower as a result.

There are provisions in our certificate of incorporation and bylaws that make it more difficult for a third party to acquire, or attempt to acquire, control of our company, even if a change of control were considered favorable by you and other stockholders. Among the provisions that could have an anti-takeover effect, are provisions relating to the following

•	The high vote nature of our Class B common stock;

•	The ability of the Board to issue preferred stock;

•	Stockholders cannot take action by written consent;

•	Advance notice requirements for director nominations or other proposals by our stockholders.

Item 1B. Unresolved SEC Staff Comments

We have not received any written comments from the SEC staff regarding our periodic or current reports under the Exchange Act that remain unresolved.

Item 2. Properties

Our facilities are leased in close proximity to our customers. Since 1992, we have leased our corporate headquarters office building in Fairfax, Virginia. The lease on this facility expires in March 2010. As of December 31, 2007, we leased 32 additional operating facilities throughout the metropolitan Washington, D.C. area and 49 facilities in other parts of the United States. We also have employees working at customer sites throughout the United States and in other countries. During 2005, we acquired two office buildings and another smaller building (total of 12,720 square feet) on approximately 4.4 acres of land in King George, VA for $2 million. In 2007, we sold the land and office buildings in King George, VA to a third party. We are currently leasing space in one of the office buildings we sold.

The following table provides information concerning certain of our leased properties. No individual lease is material to our business.

Lease Properties as of December 31, 2007	Approximate Square Footage	General Usage
Chantilly, VA	185,000	General Office
Vienna , VA	99,000	General Office
Arlington, VA	84,000	General Office
Fairfax, VA	81,000	General Office
Herndon, VA	69,000	General Office
Springfield, VA	55,000	General Office
Hanover, MD	51,000	General Office and Warehouse
Lorton, VA	51,000	General Office
Lexington Park, MD	43,000	General Office
Bethesda, MD	35,000	General Office
Hunstville, AL	33,000	General Office and Warehouse
Glen Bernie, MD	25,000	General Office
Fairmont, WV	22,000	General Office
Sarasota, FL	20,000	General Office
Miami, FL	19,000	General Office
Other Locations	280,000	General Office and Warehouse
Foreign Locations	4,000	General Office

We do not anticipate any significant difficulty in renewing our leases or finding alternative space to lease upon the expiration of our leases. Lease expiration dates range from years 2008 through 2017.

Item 3. Legal Proceedings

We are subject to certain legal proceedings, government audits, investigations, claims and disputes that arise in the ordinary course of our business. Like most large government defense contractors, our contract costs are audited and reviewed on a continual basis by an in-house staff of auditors from the Defense Contract Audit Agency. In addition to these routine audits, we are subject from time to time to audits and investigations by other agencies of the federal government. These audits and investigations are conducted to determine if our performance and administration of our government contracts are compliant with contractual requirements and applicable federal statutes and regulations. An audit or investigation may result in a finding that our performance, systems and administration is compliant or, alternatively, may result in the government initiating proceedings against us or our employees, including administrative proceedings seeking repayment of monies, suspension and/or debarment from doing business with the federal government or a particular agency, or civil or criminal proceedings seeking penalties and/or fines. Audits and investigations conducted by the federal government frequently span several years.

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

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of the year ended December 31, 2007.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our Class A common stock has been quoted on the Nasdaq Stock Market under the symbol “MANT” since our initial public offering on February 7, 2002. The following table sets forth, for the periods indicated, the high and low prices of our shares of common stock, as reported on the Nasdaq Stock Market.

2007	High	Low
First Quarter	$38.04	$32.42
Second Quarter	34.49	30.37
Third Quarter	37.80	29.71
Fourth Quarter	48.45	34.87

2006	High	Low
First Quarter	$33.97	$25.86
Second Quarter	38.75	28.07
Third Quarter	33.32	25.75
Fourth Quarter	37.97	30.14

There is no established public market for our Class B common stock.

As of February 29, 2008, there were 30 holders of record of our Class A common stock and three holders of record of our Class B common stock. The number of holders of record of our Class A common stock is not representative of the number of beneficial holders because many of the shares are held by depositories, brokers or nominees.

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

Item 6. Selected Financial Data

The selected financial data presented below for each of the five years ended December 31, 2007 is derived from our audited consolidated financial statements. The selected financial data presented below should be read in conjunction with our consolidated financial statements, the notes to our consolidated financial statements and Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	Year Ended December 31,
	2007 (a)	2006 (b)	2005 (c)	2004 (d)	2003 (e)
	(In thousands, except per share amounts)
Statement of Income Data:
Revenues	$1,448,098	$1,137,178	$980,289	$826,928	$667,234
Cost of services	1,214,150	944,150	805,853	677,223	545,481
General and administrative expenses	120,244	102,378	90,258	81,238	66,980

Operating income	113,704	90,650	84,178	68,467	54,773
Interest expense	(5,103)	(2,375)	(3,165)	(2,422)	(2,295)
Interest income	1,261	809	894	495	339
Other items, net	263	1,337	3,372	554	1,034

Income from continuing operations before income taxes and equity earnings	110,125	90,421	85,279	67,094	53,851
Provision for income taxes	(42,798)	(34,825)	(34,137)	(25,743)	(21,594)
Earnings (losses) in equity of unconsolidated subsidiaries	—	—	471	567	(669)
Gain on disposal of equity method investment	—	—	1,590	—	—

Income from continuing operations	67,327	55,596	53,203	41,918	31,588

(Loss) gain from discontinued operations, net of taxes	(458)	(4,895)	(9,010)	(17,211)	3,572
Gain on disposal of discontinued operation, net of taxes (sold to CEO)	338	—	—	—

Net income	$67,207	$50,701	$44,193	$24,707	$35,160

Basic earnings per share from continuing operations—Class A and B (f)	$1.97	$1.66	$1.62	$1.30	$0.99

Diluted earnings per share from continuing operations—Class A and B (f)	$1.95	$1.64	$1.60	$1.29	$0.98

Balance Sheet Data:
Cash and cash equivalents	$8,048	$41,510	$5,678	$22,963	$9,264
Working capital	$68,409	$168,189	$103,576	$127,034	$135,574
Total assets	$937,503	$613,252	$555,985	$468,402	$436,134
Long-term debt	$39,000	$—	$21	$104	$25,184
Total stockholders’ equity	$551,305	$459,016	$378,582	$320,396	$287,651
Statement of Cash Flows Data:
Cash flow from operating activities	$63,324	$84,356	$61,486	$27,285	$391
Cash flow from investing activities	$(275,286)	$(25,709)	$(105,617)	$(17,440)	$(74,241)
Cash flow from financing activities	$178,500	$(22,815)	$26,846	$3,854	$1,121

In 2007, we reclassified insignificant amounts relating to unresolved issues of prior disposals from held for sale to held and used for all periods presented.

a)	On December 18, 2007, we acquired McDonald Bradley, Inc. (MBI) for $78.7 million, which includes $0.3 million in transaction fees. The purchase price included a working capital adjustment which is subject to a closing balance sheet review. MBI added $1.2 million in revenue to our 2007 results. For further information on acquisitions see Note 3 to the Consolidated Financial Statements in Item 8.

On May 7, 2007 we acquired SRS Technologies, Inc. (SRS) for $199.0 million, which includes $1.0 million in transaction fees. The purchase price included a working capital adjustment which is subject to further negotiations with the seller pursuant to the results of the closing balance sheet audit. SRS added $139.1 million in revenue to our 2007 results. For further information on acquisitions see Note 3 to the Consolidated Financial Statements in Item 8.

On February 23, 2007 we sold our MSM Security Services subsidiary business (MSM) to MSM Security Services Holdings, LLC for $3.0 million in cash. The sale resulted in a pre-tax gain of $0.6 million. MSM Security Services Holdings, LLC is solely owned by George J. Pedersen, ManTech’s Chairman and Chief Executive Officer. For further information on the sale of MSM see Note 15 to the Consolidated Financial Statements in Item 8.

In January 2007, Mr. Pedersen received a distribution of 609,296 shares of Class B Common Stock, which had been held by the ManTech International Corporation Supplemental Executive Retirement Plan for the benefit of George J. Pedersen (GJP SERP). We recognized an $8.6 million tax benefit on the distribution from the trust. The tax benefit was recorded to additional paid-in-capital.

b)	On October 5, 2006, we acquired GRS Solutions, Inc (GRS) for $17.8 million in cash. Subsequent to the acquisition, contingent consideration of $2.2 million was paid to the shareholders of GRS. GRS added $2.7 million in revenue to our 2006 results. For further information on acquisitions see Note 3 to the Consolidated Financial Statements in Item 8.

On October 31, 2006, we sold assets related to our NetWitness® operation to the NetWitness Acquisition Corporation for $2.0 million in cash and an equity stake of less than 5% in the new company. We recorded approximately a $1.0 million pre-tax gain on the sale.

On January 1, 2006, we adopted SFAS No. 123 (revised 2004), “Share-Based Payment”. As a result, we recorded $5.7 million of expense in general and administrative expenses. For further information, see Note 10 to the Consolidated Financial Statements in Item 8.

c)	On February 11, 2005, we sold our ManTech Environmental Technology, Inc. (METI) subsidiary to another company for $7.0 million, which resulted in a pre-tax gain of approximately $3.7 million. METI had revenues of $1.4 million and $13.2 million in 2005 and 2004, respectively.

During the first quarter of 2005, we decided to exit the personnel security investigation business and sell MSM. We classified our MSM subsidiary as held for sale in our consolidated balance sheets and in discontinued operations for our consolidated statement of income. For the fourth quarter of 2005, we recorded a loss of $3.6 million on the valuation of these assets based on offers received from potential buyers. For further information see Note 15 to the Consolidated Financial Statements in Item 8.

On May 31, 2005, we acquired Gray Hawk Systems, Inc. for $101.8 million, including acquisition-related cost. As a result of this acquisition, revenue increased $52.9 million in 2005. For further information on acquisitions see Note 3 to the Consolidated Financial Statements in Item 8.

During December 2005, we sold our 40 percent interest in Vosper-ManTech joint venture in the United Kingdom for approximately $4.3 million including accrued dividends. The sale resulted in an approximate $1.6 million pre tax gain recorded in gain on disposal of equity method investment.

d)	On February 27, 2004, we acquired certain operations from Affiliated Computer Services, Inc. (ACS) for $6.5 million, and on June 1, 2004, acquired additional operations from ACS for $1.5 million. As a result of these acquisitions, revenue increased $27.5 million in 2004.

During 2004, we experienced a significant decline in our MSM business primarily related to losses recorded on a Defense Security Services (DSS) contract which ended in the fourth quarter of 2004. For 2004, MSM’s revenues were down $18.9 million from 2003, which contributed to the loss from discontinued operations.

e)	On February 28, 2003, we acquired Integrated Data Systems (IDS) for approximately $63.7 million, including acquisition-related costs. IDS added $53.5 million in revenues in 2003.

On March 5, 2003, we acquired MSM for approximately $4.9 million.

f)	The holders of each share of Class A common stock are entitled to one vote per share, and the holders of each share of Class B common stock are entitled to ten votes per share. For more information on earnings per share including the two class method see Note 4 to the Consolidated Financial Statements in Item 8.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations should be read together with the consolidated financial statements and the notes to those statements included in Item 8 of this document. This discussion contains forward-looking statements that involve risks and uncertainties. This discussion addresses primarily our continuing operations, except in the discussion under the heading, “Discontinued Operations.” For more information on our discontinued operations, please see Note 15 to our consolidated financial statements.

Overview

We are a provider of innovative technologies and solutions for mission-critical national security programs for the Intelligence Community, the Departments of Defense, State, Homeland Security, and Justice, and other U.S. federal government agencies. Our expertise includes engineering, systems integration, software services, enterprise architecture, information assurance and security architecture, intelligence operations and analysis support, network and critical infrastructure protection, information operations and computer forensics, information technology, communications integration and engineering support. With approximately 7,300 highly qualified employees, we operate in the United States and over 40 countries worldwide.

We derive revenue primarily from contracts with U.S. government agencies that are focused on national security and as a result, funding for our programs is generally linked to trends in U.S. government spending in the areas of defense, intelligence and homeland security. Related to the evolving terrorist threats and world events, the U.S. government has substantially increased its overall defense, intelligence and homeland security budgets. In 2007, our revenue increased mainly as a result of the expansion of our sustainment and countermine support provided in military deployed environments with U.S. and allied forces in support of peace-keeping efforts worldwide; efforts involving telecommunications, infrastructure, maintenance, repair, from our work with intelligence agencies in U.S; and the acquisitions that occurred in the past two years.

For the three years ended December 31, 2007, over 93% of our revenues were derived from our customers in the Intelligence Community and the Department of Defense. These customers include the Office of the Secretary of Defense, the Department of State, the Department of Homeland Security, various intelligence agencies, federal intelligence and terrorism task forces, the U.S. Army, Navy, Air Force and Marine Corps and joint military commands. We also provide solutions to federal government civilian agencies, including NASA and PTO as well as to state and local governments and commercial customers. The following table shows our revenue from each type of customer as a percentage of our total revenue for the period shown.

	Years Ended December 31,
	2007	2006	2005
Department of Defense and intelligence agencies	93.3%	95.2%	94.9%
Federal civilian agencies	4.5%	2.6%	3.1%
State agencies, international agencies, and commercial entities	2.2%	2.2%	2.0%

Total Revenue	100.0%	100.0%	100.0%

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

	Years Ended December 31,
	2007	2006	2005
Cost reimbursable	23.4%	24.7%	26.8%
Time and materials	62.9%	64.5%	63.0%
Fixed price	13.7%	10.8%	10.2%

Total revenue	100.0%	100.0%	100.0%

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

We derive a majority of our revenues from governmental contracts under which we act as a prime contractor. We also provide services to the government as a subcontractor. The following table shows our revenues as prime contractor and as subcontractor as a percentage of our total revenue for the following periods:

	Years Ended December 31,
	2007	2006	2005
Prime contract revenue	53.6%	67.7%	81.3%
Subcontract revenue	46.4%	32.3%	18.7%

Total revenue	100.0%	100.0%	100.0%

We expect this trend to reverse and the prime contract revenue percentage to increase in future periods due to new contract awards expected in 2008.

Revenue

Substantially all of our revenue is derived from services and solutions provided to the federal government or to prime contractors supporting the federal government, including services provided by our employees, our subcontractors and through solutions that includes third-party hardware and software that we purchase and integrate as a part of our overall solutions. The level of hardware and software purchases we made in support of solutions we provide to our clients increased significantly during 2007. These requirements may vary from period to period depending on specific contract and client requirements. Since we earn higher profits from labor services that our employees provide compared with subcontracted efforts and other reimbursable items such as hardware and software purchases for clients, we seek to optimize our labor services on all of our engagements.

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

General and Administrative Expenses

General and administrative expenses include the salaries and wages, plus associated fringe benefits of our employees not performing work directly for clients. Among the functions covered by these costs are facilities, corporate business development, bid and proposal, contracts administration, finance and accounting, legal, corporate governance, and executive and senior management. In addition, we include stock-based compensation, as computed under SFAS No. 123R, as well as depreciation and amortization. Depreciation and amortization includes the depreciation of computers, furniture and other equipment, the amortization of third party software we use internally, leasehold improvements and intangible assets. Identifiable intangible assets includes customer relationships and contract backlogs acquired in business combinations are amortized over their estimated useful lives.

Interest Expense and Interest Income

Interest expense is primarily related to interest expense incurred or accrued under our outstanding borrowings and notes payable, deferred financing charges and interest on capital leases. Interest income is primarily from cash on hand and notes receivable.

Provision for Income Taxes

Our effective income tax rates are approximately 38.9%, 38.5% and 39.1% for the years ended 2007, 2006 and 2005, respectively.

Results of Operations

Year Ended December 31, 2007 Compared to Year Ended December 31, 2006

Consolidated Statements of Income

The following table sets forth certain items from our consolidated statements of income and the relative percentages that certain items of expense and earnings bear to revenue as well as the year over year change from December 31, 2006 to December 31, 2007.

	Years Ended December 31,				Year to Year Change
	2007	2006	2007	2006	2006 to 2007
	Dollars		Percentages		Dollars	Percent
			(in thousands)
REVENUE	$1,448,098	$1,137,178	100.0%	100.0%	$310,920	27.3%
Cost of services	1,214,150	944,150	83.8%	83.0%	270,000	28.6%
General and administrative expenses	120,244	102,378	08.3%	09.0%	17,866	17.5%

OPERATING INCOME	113,704	90,650	07.9%	08.0%	23,054	25.4%
Gain on disposal of operations	—	955	00.0%	00.1%	(955)	-100.0%
Interest expense	(5,103)	(2,375)	00.4%	00.2%	(2,728)	114.9%
Interest income	1,261	809	00.1%	00.1%	452	55.9%
Other income (expense), net	263	382	00.0%	00.0%	(119)	-31.2%

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	110,125	90,421	07.6%	08.0%	19,704	21.8%
Provision for income taxes	(42,798)	(34,825)	03.0%	03.1%	(7,973)	22.9%
INCOME FROM CONTINUING OPERATIONS	67,327	55,596	04.6%	04.9%	11,731	21.1%
Loss from discontinued operations, net of taxes	(458)	(4,895)	00.0%	00.4%	4,437	-90.6%
Gain on sale of discontinued operation, net of taxes (sold to CEO)	338	—	00.0%	00.0%	338	100.0%

NET INCOME	$67,207	$50,701	04.6%	04.5%	$16,506	32.6%

Revenues

Revenues increased 27.3% to $1,448.1 million for the year ended December 31, 2007, compared to $1,137.2 million for the same period in 2006. The acquisition of SRS in May 2007 added $139.1 million to our revenues for the year ended December 31, 2007. Additionally, the increase is attributable to countermine/counter improvised explosive devices (IED) support in Iraq and Afghanistan. One contract for the installation and repair of systems designed for countermine programs and counter IED’s accounted for $209.2 million and $102.4 million of revenues for the years ended December 31, 2007 and 2006, respectively. There were increases on other programs related to the global war on terrorism. We also experienced growth on U.S. based support contracts. GRS, acquired during the fourth quarter of 2006, contributed $13.9 million to our revenues for the year ended December 31, 2007. The MBI acquisition on December 18, 2007 had an insignificant impact to our 2007 revenue.

We are expecting the growth to continue in 2008 as a result of our two recent acquisitions, SRS and MBI, and our continued support of the Global War on Terror, including wars in Iraq and Afghanistan. Possible future changes in U.S. policy and tactics related to the wars may impact our future performance trend; however, we are not able to predict the impact of such changes at this time.

Cost of services

Cost of services increased 28.6% to $1,214.2 million for the year ended December 31, 2007, compared to $944.2 million for the same period in 2006. The increase is related to the increase in revenues for the period. As a percentage of revenues, cost of services increased 0.8%, to 83.8% for the year ended December 31, 2007 compared to 83.0% for the same period in 2006. This increase was due to larger purchases of equipment and materials directly for contracts and increased use of subcontractors in support of our contracts. The increase in other direct costs resulted in lower income from continuing operations primarily due to generally lower profit margins on purchases of equipment and materials. Direct labor costs, which include applicable fringe benefits and overhead, increased by 17.1% due to the acquisition of SRS and the growth of our work force. As a percentage of revenues, direct labor costs decreased 3.6% to 41.0% for the year ended December 31, 2007 compared to 44.6% for the same period in 2006 due to the significant growth in other direct cost. Other direct costs increased by 41.9% over the same period in 2006, from $437.4 million to $620.7 million. The increase in other direct costs is due to the increase in purchases of equipment and materials, and increased use of subcontractors as noted above. As a percentage of revenues, other direct costs increased from 38.5% for the year ended December 31, 2006 to 42.8% for the same period in 2007.

General and administrative

General and administrative expenses increased 17.5% to $120.2 million for the year ended December 31, 2007, compared to $102.4 million for the same period in 2006. The increase in expense during the year resulted primarily from the acquisition and integration of SRS, increased bid and proposal spending, a net realizable value adjustment related to an intangible asset of a previous acquisition, and share-based compensation. In addition, amortization of intangibles increased due to our acquisition of SRS in May 2007 as well as our acquisition of GRS Solutions in October 2006. As a percentage of revenues, general and administrative expenses decreased to 8.3% from 9.0% for the years ended December 31, 2007 and 2006, respectively. The reduction as a percentage of revenues was due largely to a management cost cutting initiative in 2007 and leveraging our administrative expenses over a larger revenue base. For the years ended December 31, 2007 and 2006, we recognized $6.7 million and $5.7 million in share-based compensation expense under SFAS No. 123R, respectively.

Gain on disposal of operations

There were no gains on disposal of operations in 2007. In October 31, 2006, we sold assets related to our NetWitness® business to the NetWitness Acquisition Corporation, an unrelated third party. We recorded a $1.0 million pre-tax gain in 2006 on the transaction. For additional information see “Gain on Disposal of Operations and Equity Method Investment,” below.

Interest expense

Interest expense increased to $5.1 million for the year ended December 31, 2007, compared with $2.4 million for the same period in 2006. For the year ended December 31, 2007, we had an average debt balance of $84.7 million compared to $28.4 million for the same period in 2006. The increase in our average debt balance in 2007 was primarily driven by increased borrowings to fund the acquisitions of SRS and MBI. In 2006, we had paid off all borrowings under a previous credit facility which had been used to finance the acquisition of Gray Hawk Systems in 2005. As we intend to use our new credit facility to finance our acquisition strategy, our interest expense could increase in the future.

Starting in September 2007, the Federal Reserve reduced the federal funds rate three times. In January 2008, the federal funds rate was reduced an additional three-fourths of a percentage point to 3.5%. The federal funds rate is the interest rate at which banks lend each other money. Changes to the federal funds rate can impact the rate at which we borrow money under our credit facility (for additional information see “New Credit Agreement”, below). Additional changes to the federal funds rate could cause our interest expense to fluctuate in the future.

Interest income

Interest income increased to $1.3 million for the year ended December 31, 2007, compared to $0.8 million for the same period in 2006. The fluctuation is due to increased cash on hand for almost half of the year ended December 31, 2007, collection of interest on an old receivable, and an income tax refund. As we used a combination of cash on hand and our new credit facility to finance the acquisition of SRS in May 2007 and McDonald Bradley in December 2007, our cash balance was reduced significantly during the second half of 2007.

Loss from discontinued operations

On February 23, 2007, we sold our MSM subsidiary. Prior to that date, MSM was classified as held for sale in the consolidated balance sheets and discontinued operations, net of applicable income taxes in the consolidated statements of income. Loss from discontinued operations decreased to $0.5 million for the year ended December 31, 2007, compared with $4.9 million for the same period in 2006. The sale of MSM resulted in the reflection of only two months of MSM operations in 2007 versus a full year of MSM operations for the same period in 2006. For additional information see “Discontinued Operations,” below.

Gain on sale of discontinued operation

On February 23, 2007, we sold MSM to MSM Security Services Holdings, LLC (an entity that is solely owned by George J. Pedersen, our Chairman and Chief Executive Officer) for $3.0 million in cash. We recorded a $0.3 million net gain on the transaction. For additional information see “Discontinued Operations,” below.

Net income

Net income increased 32.6% to $67.2 million for the year ended December 31, 2007, compared to $50.7 million for the same period in 2006. The increase is a result of higher revenue, increased income from continuing operations, and a reduced net loss on discontinued operations of $0.5 million in 2007 versus a loss of $4.9 million for the same period in 2006. Our effective tax rates for the years ended December, 2007 and 2006 were 38.9% and 38.5%, respectively.

Year Ended December 31, 2006 Compared to Year Ended December 31, 2005

Consolidated Statements of Income

The following table sets forth certain items from our consolidated statements of income and the relative percentages that certain items of expense and earnings bear to revenue as well as the year over year change from December 31, 2005 to December 31, 2006.

	Years Ended December 31,				Year to Year Change
	2006	2005	2006	2005	2005 to 2006
	Dollars		Percentages		Dollars	Percent
REVENUE	$1,137,178	$980,289	100.0%	100.0%	$156,889	16.0%
Cost of services	944,150	805,853	83.0%	82.2%	138,297	17.2%
General and administrative expenses	102,378	90,258	09.0%	09.2%	12,120	13.4%

OPERATING INCOME	90,650	84,178	08.0%	08.6%	6,472	7.7%
Gain on disposal of operations	955	3,698	00.1%	00.4%	(2,743)	-74.2%
Interest expense	(2,375)	(3,165)	00.2%	00.3%	790	-25.0%
Interest income	809	894	00.1%	00.1%	(85)	-9.5%
Other income (expense), net	382	(326)	00.0%	00.0%	708	217.2%

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES AND EQUITY EARNINGS	90,421	85,279	08.0%	08.7%	5,142	6.0%
Provision for income taxes	(34,825)	(34,137)	03.1%	03.5%	(688)	2.0%
Equity in earnings of unconsolidated subsidiary	—	471	00.0%	00.0%	(471)	-100.0%
Gain on disposal of equity method investment	—	1,590	00.0%	00.2%	(1,590)	-100.0%

INCOME FROM CONTINUING OPERATIONS	55,596	53,203	04.9%	05.4%	2,393	4.5%
Loss from discontinued operations, net of taxes	(4,895)	(9,010)	00.4%	00.9%	4,115	-45.7%

NET INCOME	$50,701	$44,193	04.5%	04.5%	$6,508	14.7%

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

Cost of services

Cost of services increased 17.2% to $944.2 million for the year ended December 31, 2006, compared to $805.9 million for the same period in 2005. As a percentage of revenues, cost of services increased 0.8%, to 83.0% for the year ended December 31, 2006 compared to 82.2% for the same period in 2005. This increase was due to larger purchases of equipment and materials directly for contracts and increased use of subcontractors in support of our contracts. The increase in other direct costs resulted in lower income from continuing operations primarily due to generally lower profit margins on purchases of equipment and materials. Direct labor costs, which include applicable fringe benefits and overhead, increased by 8.3% primarily due to the addition of Gray Hawk and the growth of our business. As a percentage of revenues, direct labor costs decreased 3.1% to 44.6% for the year ended December 31, 2006 compared to 47.7% for the same period in 2005. Other direct costs increased by 28.9% over the same period in 2005, from $338.1 million to $437.4 million, which reflects the increase in purchases of equipment and materials, and increased use of subcontractors as noted above. As a percentage of revenues, other direct costs increased from 34.5% for the year ended December, 2005 to 38.4% for the same period in 2006.

General and administrative

General and administrative expenses increased 13.4% to $102.4 million for the year ended December 31, 2006, compared to $90.3 million for the same period in 2005. As a percentage of revenues, general and administrative expenses decreased to 9.0% from 9.2% for the year ended December 31, 2006 and 2005, respectively. The increase in expense during the year resulted primarily from stock-based compensation expense related to the adoption of SFAS No. 123R, increased business development expenses, and increased expenses for our internal information technology systems due to our growth and improvements. This increase was partially offset by a decrease in bid and proposal spending due to several large recompetitions on our contracts in 2005. Under SFAS No. 123R, share-based payments not fully vested as of January 1, 2006 and those granted during the year ended December 31, 2006 are measured at estimated fair value and included as compensation expense over the periods services are provided. For the year ended December 31, 2006, we recognized $5.7 million in compensation expense as a result of adopting SFAS No. 123R. Excluding the impact of SFAS No. 123R, general and administrative expense as a percentage of revenue was 8.5% for the year ended December 31, 2006. The lower percentage reflects management’s efforts to improve operating efficiency even though revenues increased by 16.0%.

Gain on disposal of operations

On October 31, 2006, we sold assets related to our NetWitness® business to the NetWitness Acquisition Corporation, an unrelated third party. We recorded a $1.0 million pre-tax gain in 2006 on the transaction. On February 11, 2005, we sold our ManTech Environmental Technology, Inc. (METI) subsidiary to Alion Science and Technology Corporation. The sale generated a pre-tax gain of $3.7 million in 2005. For additional information see “Gain on Disposal of Operations and Equity Method Investment,” below.

Interest expense

Interest expense decreased to $2.4 million for the year ended December 31, 2006, compared with $3.2 million for the same period in 2005. The decrease in interest expense is a result of decreased borrowing under our credit facility in 2006. The relatively higher level of indebtedness in 2005 was due to our acquisition of Gray Hawk in May 2005. For the year ended December 31, 2006, we had an average debt balance of $28.4 million compared to $54.7 million for the same period in 2005. As of December 31, 2006, we had no borrowings under our credit facility.

Interest Income

Interest income decreased slightly to $809 thousand for the year ended December 31, 2006, compared with $894 thousand for the same period in 2005.

Gain on disposal of equity method investment

In December 2005, we sold our 40 percent interest in Vosper-ManTech joint venture in the United Kingdom, which resulted in a $1.6 million pre-tax gain. For additional information see “Gain on Disposal of Operations and Equity Method Investment,” below.

Loss from discontinued operations

In February 2005, we reached the determination to sell our MSM subsidiary after we concluded that the MSM business no longer furthered our long-term strategic objectives. Loss from discontinued operations decreased to $4.9 million for the year ended December 31, 2006, compared with $9.0 million for the same period in 2005. The loss in 2005 contained a loss accrual on intangible assets, including goodwill, of $3.6 million, net of tax. The reduced loss in 2006 reflected increased revenues during 2006 with a lesser increase in associated direct costs. On February 23, 2007, we sold MSM to MSM Security Services Holdings, LLC (an entity that is solely owned by George J. Pedersen, our Chairman and Chief Executive Officer) for $3.0 million in cash. For additional information see “Discontinued Operations,” below.

Net income

Net income increased 14.7% to $50.7 million for the year ended December 31, 2006, compared to $44.2 million for the same period in 2005. The increase is a result of higher revenue, increased income from continuing operations, and a reduced loss on discontinued operations of $4.9 million in 2006 versus a loss of $9.0 million for the same period in 2005. Our effective tax rates for years ended December 31, 2006 and 2005 were 38.5% and 39.1%, respectively.

Backlog

For the years ended 2007, 2006 and 2005 our backlog was $3.2 billion, $2.9 billion, and $2.3 billion, respectively, of which $758 million, $622 million, and $467 million, respectively, was funded backlog. Backlog represents estimates that we calculate on a consistent basis. At December 31, 2007, SRS and MBI contributed approximately $670 million in backlog combined. We estimate that approximately 35% to 45% of our total backlog will be recognized as revenues prior to December 31, 2008.

Effects of Inflation

Inflation and uncertainties in the macroeconomic environment, such as increases in fuel and other energy costs, and conditions in the mortgage backed securities market could also impact our labor rates beyond the predetermined escalation factors. However, we generally have been able to price our contracts in a manner to accommodate the rates of inflation experienced in recent years. Under our time and materials contracts, labor rates are usually adjusted annually by predetermined escalation factors. Our cost reimbursable contracts automatically adjust for changes in cost. Under our fixed-price contracts, we include a predetermined escalation factor, but generally, we have not been adversely affected by inflation. Purchases of equipments and materials directly for contracts are usually cost reimbursable.

Liquidity and Capital Resources

Our primary liquidity needs are the financing of working capital, capital expenditures and acquisitions. Our primary source of liquidity is cash provided by operations and our revolving credit facility. On April 30, 2007, we executed a New Credit Agreement with a syndicate of lenders led by Bank of America N.A., as administrative agent. The New Credit Agreement initially provides for up to $300.0 million in available borrowings. See “New Credit Agreement” below for additional information. At December 31, 2007, we had $165.0 million outstanding under our credit facility and we were contingently liable under letters of credit totaling $0.7 million, which reduces our ability to borrow under our credit facility. The maximum available borrowing under our credit facility at December 31, 2007 was $134.3 million. Generally, cash provided by operating activities is adequate to fund our operations. Due to fluctuations in our cash flows and the growth in our operations, it is necessary from time to time to increase borrowings under our credit facility to meet cash demands. In the future, we may borrow greater amounts in order to finance acquisitions or new contract start ups.

Cash flows from operating activities

	Year Ended December 31,
(in thousands)	2007	2006	2005
Net cash flow from operating activities of continuing operations:	$64,886	$90,873	$47,335
Net cash flow from discontinued operations:	(1,562)	(6,517)	14,151

Net cash flow from operating activities:	$63,324	$84,356	$61,486

Our operating cash flow is primarily affected by the overall profitability of our contracts, our ability to invoice and collect from our clients in a timely manner, and our ability to manage our vendor payments. We bill most of our clients and prime contractors monthly after services are rendered. The reduced cash inflow from operations in 2007 as compared to 2006 was the result of a significant collection of receivables in 2006 under a management collection initiative. The improved cash inflow from continuing operations in 2007 when compared to 2005 was primarily from the increased income from continuing operations from the continued growth of our business. In addition, net cash flows from operating activities was impacted by the adoption of SFAS No. 123R in 2006, which required the reclassification of excess tax benefits from the exercise of stock options from operating cash flows to financing cash flows. The reduced cash outflow from discontinued operations in 2007 compared to 2006, is due to the sale of MSM on February 23, 2007. The positive cash flow in discontinued operations for 2005 was due to the collection of all outstanding receivables on our Defense Security Services contract within our MSM subsidiary.

Cash flows from investing activities

	Year Ended December 31,
(in thousands)	2007	2006	2005
Net investing cash flow from continuing operations:	$(278,286)	$(25,244)	$(105,257)
Net investing cash flow from discontinued operations:	3,000	(465)	(360)

Net cash flow from investing activities:	$(275,286)	$(25,709)	$(105,617)

Our cash flow used in investing activities consists primarily of capital expenditures and business acquisitions offset by disposals of operations. Cash outflows in 2007 were primarily from our acquisition of SRS on May 7, 2007 for $197.0 million, net of cash acquired, our acquisition of MBI on December 18, 2007 for $78.7 million, net of cash acquired, and purchases of equipment and software for internal use. These were partially offset by the sale of office buildings and land for $1.8 million that we acquired in 2005. We had a cash inflow from discontinued operations of $3.0 million due to the sale of our MSM subsidiary. For more information see “Discontinued Operations,” below. Investing activities in 2006 include the acquisition of GRS Solutions, Inc for $19.8 million, net of cash acquired, purchases of equipment and software of $7.4 million offset by the sale of our NetWitness® operation for $2.0 million. Investing activities in 2005 included the acquisition of Gray Hawk for $101.2 million, net of cash acquired, and a $5.6 million final earn out payment related to the IDS acquisition offset by the disposal of METI for $7.0 million and sale of our 40% interest in the Vosper-ManTech joint venture for $1.7 million. Purchases of property, equipment and software totaled $7.1 million which included $2.0 million purchase of office buildings and land. Cash flow from investing activities could fluctuate significantly in the future with the execution of our acquisition strategy.

Cash flows from financing activities

	Year Ended December 31,
(in thousands)	2007	2006	2005
Net cash flow from financing activities:	$178,500	$(22,815)	$26,846

Cash provided by financing activities in 2007 resulted primarily from the use of our credit facility to support the acquisitions of SRS and MBI, and proceeds from the exercise of stock options. In addition, we acquired treasury stock with a cost of $9.1 million related to the distribution of a supplemental executive retirement plan (GJP SERP) for our Chairman and Chief Executive Officer (for additional information see Note 10 Stockholders’ Equity and Stock Options in our consolidated financial statements). The cash outflow for the acquisition of treasury stock was offset by the excess tax benefits generated by stock option exercises and the GJP SERP transaction. The net cash used in 2006 resulted primarily from paying down our line of credit with cash provided from operations, $42.4 million, offset by cash inflows from the exercise of stock options of $16.8 million and the impact of SFAS No. 123R. SFAS 123R requires that excess tax benefits be shown as a cash inflow from financing activities. Cash provided from financing in 2005 was the result of stock option exercises of $9.5 million and a net increase in borrowings on our credit facility to finance our acquisition of Gray Hawk in May 2005.

Cash from financing activities is driven primarily from the proceeds on the exercise of stock options and their associated excess tax benefits as well as our use of our credit facility to fund operations and/or acquisitions. In the second quarter of 2007, we refinanced our credit facility to support the acquisition of SRS and future liquidity requirements.

New Credit Agreement

On April 30, 2007, we terminated our $125.0 million credit facility with a syndicate of lenders led by Citizens Bank of Pennsylvania, as administrative agent, and executed the New Credit Agreement with a syndicate of lenders led by Bank of America, N.A, as administrative agent. The New Credit Agreement provides for a $300.0 million revolving credit facility, with a $25.0 million letter of credit sublimit and a $30.0 million swing line loan sublimit. The New Credit Agreement also contains an accordion feature that permits the Company to arrange with the lenders for them to provide up to $100.0 million in additional commitments.

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

We believe the capital resources available to us under our credit agreements and cash from our operations are adequate to fund our ongoing operations and to support the internal growth we expect to achieve for at least the next 12 months. We anticipate financing our external growth from acquisitions and our longer-term internal growth through one or more of the following sources: cash from operations; additional borrowing; issuance of equity; use of the existing revolving facility; or a refinancing of our credit facilities. At December 31, 2007, we had $165.0 million outstanding under our credit facility.

Off-Balance Sheet Arrangements

Effective June 20, 2003, our lenders issued two letters of credit to Fianzas Guardiana Inbursa, S.A. (FGI) on behalf of GSE Systems, Inc. (GSE). As discussed in Note 14 to our consolidated financial statements in Item 8, prior to the sale of these investments on October 21, 2003, we held common and preferred stock in GSE and accounted for this investment using the equity method.

The first letter of credit, which was cancelled in March 2005, was in support of an advance payment bond of approximately $1.8 million, issued by FGI to a customer of GSE’s power business and had a term of 30 months. The second letter of credit, which was cancelled in August 2006, was in support of a performance bond of approximately $1.3 million issued by FGI to the same customer.

In exchange for issuing the letters of credit, we received 100,000 warrants to purchase GSE’s common stock at the market price of GSE’s common stock as of the close of business on July 8, 2003, as well as a 7% annual fee, paid on a quarterly basis, calculated on the total amount of the then-existing value of the letters of credit. In 2006, an unrealized gain on the increase in fair value of the warrants of $0.5 million was recorded in our consolidated statement of income. During 2007, we exercised all 100,000 warrants held in GSE at a price $1.33 per share. Additionally, we sold the converted shares at $6.00 per share. The transactions resulted in an insignificant loss in the period due to the change in fair value of the warrants and subsequent sale of the converted securities.

During 2007, George J. Pedersen, our Chairman of the Board and Chief Executive Officer, beneficially owned shares and options of GSE stock representing less than 5% of GSE. In 2007, Mr. Pedersen served on GSE’s board of directors and compensation committee.

Contractual Obligations

The following table is in thousands:

	Payments Due By Period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Debt obligations (1)	$165,000	$126,000	$39,000	$—	$—
Operating lease obligations (2)	96,931	22,305	36,058	25,918	12,650
Other long-term liabilities (3)	7,848	—	4,851	1,734	1,263
Accrued defined benefit obligations (4)	1,859	186	347	306	1,020

Total	$271,638	$148,491	$80,256	$27,958	$14,933

(1)	See Note 8 to our consolidated financial statements in Item 8 for additional information regarding debt and related matters. The amounts in the table above represents the periods in which we estimate the debt obligation to be repaid. However, the borrowings are due on the maturity date of the credit agreement, April 30, 2012.

(2)	Operating lease obligations have been reduced for the related amount disclosed in Other Long-term Liabilities as deferred rent (see below). See Note 9 to our consolidated financial statements in Item 8 for additional information regarding operating leases.

(3)	Other Long-term Liabilities at December 31, 2007 included approximately $5.5 million of deferred rent liabilities resulting from recording rent expenses on a straight-line basis over the life of the respective lease in accordance with Statement of Financial Accounting Standards (SFAS) No. 13, Accounting for Leases, and FASB Technical Bulletin No. 85-3, Accounting for Operating Leases with Scheduled Rent Increases. Also included in other long-term liabilities is a gross unrecognized tax benefit liability of $1.8 million resulting from the adoption of Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes-An Interpretation of FASB Statement No. 109 in January 2007.

(4)

Accrued defined benefit obligation includes approximately $1.9 million of unfunded pension obligations related to nonqualified supplemental defined benefit pension plans for certain retired employees of an acquired company. The amounts above are subject to change based on actuarial as well as the vital status of participants. This obligation is included in the Accrued Retirement amount on our consolidated balance sheet. In addition, the Accrued Retirement amount on our consolidated balance sheet includes amounts for two non-qualified deferred compensation plans for certain key employees. The funds deferred by the employees are invested and these investment assets are maintained in rabbi trusts. The rabbi trusts’ assets are reflected in the Employee Supplemental Savings Plan Assets on our consolidated balance sheet. Because these liabilities will be satisfied by assets held in rabbi trusts, the amounts have been excluded from the above table.

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

Our Consolidated Financial Statements and related note disclosures reflect our ManTech MSM Security Services, Inc. subsidiary as “Long-Lived Assets to Be Disposed of by Sale” for all periods presented in accordance with Statement of Financial Accounting Standards No. 144—“Accounting for the Impairment or Disposal of Long-Lived Assets”. As such, MSM was classified as held for sale in the consolidated balance sheets and discontinued operations, net of applicable income taxes in the consolidated statements of income.

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

Revenue Recognition and Cost Estimation

We recognize revenue when persuasive evidence of an arrangement exists, services have been rendered, the contract price is fixed or determinable, and collectability is reasonably assured. We have a standard internal process that we use to determine whether all required criteria for revenue recognition have been met.

Our revenues consist primarily of services provided by our employees and the pass through of costs for materials and subcontract efforts under contracts with our customers. Cost of services consists primarily of compensation expenses for program personnel, the fringe benefits associated with this compensation, and other direct expenses incurred to complete programs, including cost of materials and subcontract efforts.

We derive the majority of our revenue from cost-plus-fixed-fee, cost-plus-award-fee, firm-fixed-price, or time-and-materials contracts. Revenues for cost-reimbursement contracts are recorded as reimbursable costs are incurred, including an estimated share of the applicable contractual fees earned. For performance-based fees under cost reimbursable contracts, that are subject to the provisions of American Institute of Certified Public Accountants (“AICPA”) Statement of Position (“SOP”) No. 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts (SOP 81-1), we recognize the relevant portion of the expected fee to be awarded by the client at the time such fee can be reasonably estimated, based on factors such as our prior award experience and communications with the client regarding performance. For cost reimbursable contracts with performance-based fee incentives that are subject to the provisions of U.S. Securities and Exchange Commission Staff Accounting Bulletin No. 104, Revenue Recognition (SAB 104), we recognize the relevant portion of the fee upon customer approval. For time-and-material contracts, revenue is recognized to the extent of billable rates times hours delivered plus material and other reimbursable costs incurred. For long-term fixed-price production contracts, revenue is recognized at a rate per unit as the units are delivered, or by other methods to measure services provided. Revenue from other long-term fixed-price contracts is recognized ratably over the contract period or by other appropriate methods to measure services provided. Contract costs are expensed as incurred except for certain limited long-term contracts noted below. For long-term contracts which are specifically described in the scope section of SOP 81-1, “Accounting for Performance of Construction Type and Certain Production-Type Contracts,” or other appropriate accounting literature we apply the percentage of completion method. Under the percentage of completion method, income is recognized at a consistent profit margin over the period of performance based on estimated profit margins at completion of the contract. This method of accounting requires estimating the total revenues and total contract cost at completion of the contract. During the performance of long-term contracts, these estimates are periodically reviewed and revisions are made as required. The impact on revenue and contract profit as a result of these revisions is included in the periods in which the revisions are made. This method can result in the deferral of costs or the deferral of profit on these contracts. Because we assume the risk of performing a fixed-price contract at a set price, the failure to accurately estimate ultimate costs or to control costs during performance of the work could result, and in some instances has resulted, in reduced profits or losses for such contracts. Estimated losses on contracts at completion are recognized when identified. In certain circumstances, revenues are recognized when contract amendments have not been finalized.

Accounting for Business Combinations and Goodwill

The purchase price of an acquired business is allocated to the tangible assets, financial assets and separately recognized intangible assets acquired less liabilities assumed based upon their respective fair values, with the excess recorded as goodwill. Such fair value assessments require judgments and estimates that can be affected by contract performance and other factors over time, which may cause final amounts to differ materially from original estimates.

Effective January 1, 2002, we adopted SFAS No. 142, and no longer amortize goodwill; rather, we review goodwill at least annually for impairment. We have elected to perform this review annually during the second quarter of each calendar year and no adjustments were necessary for our continuing operations.

Due to the many variables inherent in the estimation of a reporting unit’s fair value and the relative size of the company’s recorded goodwill, differences in assumptions may have a material effect on the results of the company’s impairment analysis.

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

SFAS 158 does not change the amount of net periodic benefit cost included in net earnings. The requirement to recognize the funded status of a defined benefit postretirement plan and the disclosure requirements are effective for fiscal years ending after December 15, 2006 for public entities. Accordingly, we made adjustments to initially adopt SFAS 158 in the fourth quarter of 2006. The requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year end balance sheet is effective for fiscal years ending after December 15, 2008. Our defined benefit pension plans have a fiscal year end of December 31st and therefore the measurement date provisions of the standard were not applicable.

In June 2006, the FASB issued Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes—An interpretation of FASB Statement No. 109,” which clarifies the accounting for uncertainty in tax positions. FIN 48 seeks to reduce the diversity in accounting practices used in regards to uncertain tax positions by prescribing a recognition threshold and measurement criteria for benefits related to income taxes. The provisions of FIN 48 are effective for all reporting periods beginning after December 15, 2006. Effective January 1, 2007, we adopted FIN 48 to all tax positions and recorded a $125 thousand cumulative effect adjustment to retained earnings. See Item 8 footnote 12 for further discussion on the adoption of FIN 48.

In September 2006, the FASB issued Statement No. 157 (SFAS 157), “Fair Value Measurements,” which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. SFAS 157 applies to other accounting pronouncements that require or permit fair value measurements, but does not require any new fair value measurements. A fair value hierarchy was established to classify the inputs used in measuring fair value. Disclosure requirements require disclosure of the level in the fair value hierarchy in which the fair value measurements in their entirety fall. On October 17, 2007, the FASB deferred the effective date for nonfinancial assets and liabilities to fiscal years beginning after November 15, 2008. For fiscal years beginning after November 15, 2007, the Company will be required to implement SFAS 157 for financial assets and liabilities, as well as for any other assets and liabilities that are carried at fair value on a recurring basis in the financial statements. The Company does not expect the adoption of SFAS 157 for financial assets and liabilities will have a material impact on its consolidated financial statements. At this time we are assessing the impact the adoption of SFAS 157 for nonfinancial assets and liabilities will have on our consolidated financial statements.

In February 2007, the FASB issued Statement No. 159 (SFAS 159), “The Fair Value Option for Financial Assets and Liabilities—Including an amendment of FASB Statement No. 115,” which permits entities to measure eligible items at fair value. For items where the fair value election is made, the company will be required to report unrealized gains or losses in earnings. SFAS 159 is effective for fiscal years beginning after November 15, 2007. We do not expect the adoption of SFAS 159 to have a material impact on our consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations,” (“SFAS 141R”). The new standard moves closer to a fair value model by requiring the acquirer to measure all assets acquired and all liabilities assumed at their respective fair values at the date of acquisition, including the measurement of noncontrolling interests at fair value. The Statement also establishes principles and requirements as to how the acquirer recognizes and measures goodwill acquired in a business combination or a gain from a bargain purchase and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. In addition, SFAS 141R significantly changes the accounting for business combinations in a number of areas, including the treatment of contingent consideration, preacquisition contingencies, in-process research and development, restructuring costs, and requires the expensing of acquisition-related costs as incurred.

The effective date of SFAS 141R is for fiscal years beginning after December 15, 2008. For transactions consummated after the effective date of SFAS 141R, prospective application of the new standard is applied. For business combinations consummated prior to the effective date of SFAS 141R, the guidance in SFAS 141 is applied.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements,” which amends Accounting Research Bulletin No. 51 and provides accounting and reporting standards for the noncontrolling interest in a subsidiary, commonly referred to as minority interest, and for the deconsolidation of a subsidiary. The new standard requires noncontrolling interests to be presented separately within equity in the consolidated statement of financial position. Consolidated net income attributable to the parent and noncontrolling interests will be clearly identified and presented on the face of the statement of operations. When a change in control of a subsidiary occurs it will either be accounted for as an equity transaction, when control is maintained, or a gain or loss will be recognized when control is not maintained. The remaining noncontrolling interest will be remeasured to fair value when control is lost. SFAS 160 requires that the noncontrolling interest continue to be attributed its share of losses and thus is no longer limited to the original carrying amount of the noncontrolling interest. This may result in a negative carrying balance.

The effective date of SFAS 160 is for fiscal years beginning after December 15, 2008. The Statement will be applied prospectively as of the beginning of the year in which the Statement is adopted except for presentation and disclosure requirements which will be applied retrospectively for all periods presented. We do not expect the adoption of SFAS 160 to have a material impact on our consolidated financial statements.

In March 2007, the FASB Emerging Issues Task Force ratified Issue 06-10 (EITF 06-10), “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Collateral Assignment Split-Dollar Life Insurance Arrangements,” which clarifies the treatment of split dollar life insurance arrangements in regards to SFAS 106 and APB 12. An employer should recognize a liability for future benefits in accordance with SFAS 106 (if, in substance, a postretirement benefit plan exists) or Opinion 12 (if the arrangement is, in substance, an individual deferred compensation contract) based on the substantive agreement with the employee.

EITF 06-10 is effective for fiscal years beginning after December 15, 2007. We do not expect the adoption of EITF 06-10 to have a significant impact on our consolidated financial statements or effective tax rate.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Our exposure to market risk relates to changes in interest rates for borrowings under our revolving credit facility. At December 31, 2007, we had $165.0 million outstanding on our revolving credit facility. Borrowings under our revolving credit facility bear interest at variable rates. A hypothetical 10% increase in interest rates would have increased our annual interest expense for the year ended December 31, 2007 by less than $0.4 million.

We do not use derivative financial instruments for speculative or trading purposes. We invest our excess cash in short-term, investment grade, interest-bearing securities. Our investments are made in accordance with an investment policy. Under this policy, no investment securities can have maturities exceeding six months and the weighted average maturity of the portfolio cannot exceed 60 days.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

ON THE CONSOLIDATED FINANCIAL STATEMENTS AND FINANCIAL

STATEMENT SCHEDULE

To the Board of Directors and Stockholders of ManTech International Corporation

Fairfax, Virginia

We have audited the accompanying consolidated balance sheets of ManTech International Corporation and subsidiaries (the “Company”) as of December 31, 2007 and 2006, and the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2007. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedules based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of ManTech International Corporation and subsidiaries as of December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

As discussed in Note 12 to the consolidated financial statements, the Company adopted, effective January 1, 2007, a new accounting standard for accounting for uncertain tax positions. As discussed in Note 10 to the consolidated financial statements, effective January 1, 2006, the Company changed its method of accounting for stock-based compensation to conform to FASB Statement No. 123(R), Share-Based Payment.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2007, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 17, 2008 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

McLean, Virginia

March 17, 2008

MANTECH INTERNATIONAL CORPORATION

CONSOLIDATED BALANCE SHEETS

(Dollars in Thousands, Except Per Share Amounts)

	December 31,
	2007	2006
ASSETS
CURRENT ASSETS :
Cash and cash equivalents	$8,048	$41,510
Receivables—net	337,467	236,445
Prepaid expenses and other	19,104	13,581
Assets of operations held for sale	—	3,373

Total Current Assets	364,619	294,909
Property and equipment—net	14,170	13,881
Goodwill	451,832	238,322
Other intangibles—net	82,976	40,180
Employee supplemental savings plan assets	17,999	15,427
Other assets	5,907	10,533

TOTAL ASSETS	$937,503	$613,252

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES :
Current portion of debt	$126,000	$—
Accounts payable and accrued expenses	100,447	72,125
Accrued salaries and related expenses	61,429	47,356
Deferred income taxes—current	—	140
Billings in excess of revenue earned	8,334	5,284
Liabilities of operations held for sale	—	1,815

Total Current Liabilities	296,210	126,720
Debt—net of current portion	39,000	—
Accrued retirement	18,973	16,750
Other long-term liabilities	7,848	3,302
Deferred income taxes—non-current	24,167	7,464

TOTAL LIABILITIES	386,198	154,236

COMMITMENTS AND CONTINGENCIES	—	—

STOCKHOLDERS’ EQUITY:
Common stock, Class A—$0.01 par value; 150,000,000 shares authorized; 20,474,379 and 19,020,181 shares issued at December 31, 2007 and 2006; 20,231,339 and 19,020,181 shares outstanding at December 31, 2007 and 2006	205	190
Common stock, Class B—$0.01 par value; 50,000,000 shares authorized; 14,279,813 and 15,032,293 shares issued and outstanding at December 31, 2007 and 2006	143	150
Additional paid-in capital	297,827	263,409
Treasury stock, 243,040 shares at cost at December 31, 2007	(9,114)	—
Retained earnings	262,686	195,604
Accumulated other comprehensive loss	(147)	(120)
Unearned ESOP shares	(295)	(217)
Deferred compensation	—	640
Shares held in grantor trust	—	(640)

TOTAL STOCKHOLDERS’ EQUITY	551,305	459,016

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$937,503	$613,252

See notes to consolidated financial statements.

MANTECH INTERNATIONAL CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(In Thousands Except Per Share Amounts)

	Year Ended December 31,
	2007	2006	2005
REVENUES	$1,448,098	$1,137,178	$980,289
Cost of services	1,214,150	944,150	805,853
General and administrative expenses	120,244	102,378	90,258

OPERATING INCOME	113,704	90,650	84,178
Gain on disposal of operations	—	955	3,698
Interest expense	(5,103)	(2,375)	(3,165)
Interest income	1,261	809	894
Other income (expense), net	263	382	(326)

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES AND EQUITY EARNINGS	110,125	90,421	85,279
Provision for income taxes	(42,798)	(34,825)	(34,137)
Equity in earnings of unconsolidated subsidiaries	—	—	471
Gain on disposal of equity method investment	—	—	1,590

INCOME FROM CONTINUING OPERATIONS	67,327	55,596	53,203
(Loss) from operations of discontinued component, net of taxes	(458)	(4,895)	(9,010)
Gain on sale of discontinued operation, net of taxes (sold to CEO)	338	—	—

(Loss) from discontinued operations, net of taxes	(120)	(4,895)	(9,010)

NET INCOME	$67,207	$50,701	$44,193

BASIC EARNINGS (LOSS) PER SHARE:
Class A common stock
Income from continuing operations	$1.97	$1.66	$1.62
(Loss) from discontinued operations, net of taxes	—	(0.15)	(0.27)

Class A basic earnings per share	$1.97	$1.51	$1.35

Weighted average common shares outstanding	19,683	18,450	17,767

Class B common stock
Income from continuing operations	$1.97	$1.66	$1.62
(Loss) from discontinued operations, net of taxes	—	(0.15)	(0.27)

Class B basic earnings per share	$1.97	$1.51	$1.35

Weighted average common shares outstanding	14,431	15,062	15,065

DILUTED EARNINGS (LOSS) PER SHARE:
Class A common stock
Income from continuing operations	$1.95	$1.64	$1.60
(Loss) from discontinued operations, net of taxes	—	(0.15)	(0.27)

Class A diluted earnings per share	$1.95	$1.49	$1.33

Weighted average common shares outstanding	20,102	18,893	18,208

Class B common stock
Income from continuing operations	$1.95	$1.64	$1.60
(Loss) from discontinued operations, net of taxes	—	(0.15)	(0.27)

Class B diluted earnings per share	$1.95	$1.49	$1.33

Weighted average common shares outstanding	14,431	15,062	15,065

See notes to consolidated financial statements.

MANTECH INTERNATIONAL CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In Thousands)

	Year Ended December 31,
	2007	2006	2005
NET INCOME	$67,207	$50,701	$44,193

OTHER COMPREHENSIVE (LOSS) INCOME:
Cash flow hedge, net of tax	—	—	152
Translation adjustments, net of tax	6	(15)	(242)
Actuarial loss on defined benefit pension plans, net of tax	(33)	—	—
Adoption of SFAS No. 158, net of tax	—	(93)	—

Total other comprehensive (loss) income	(27)	(108)	(90)

COMPREHENSIVE INCOME	$67,180	$50,593	$44,103

See notes to consolidated financial statements.

MANTECH INTERNATIONAL CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Dollars in Thousands)

	December 31,
	2007	2006	2005
Common Stock, Class A
At beginning of year	$190	$180	$174
Stock option exercises	7	8	5
Conversion Class B to Class A common stock	7	1	—
Contribution of Class A common stock to Employee Stock Ownership Plan (ESOP)	1	1	1

At end of year	205	190	180

Common Stock, Class B
At beginning of year	150	$151	$151
Conversion Class B to Class A common stock	(7)	(1)	—

At end of year	143	150	151

Additional Paid-In Capital
At beginning of year	263,409	233,360	219,664
Stock option exercises	13,068	16,781	9,502
Tax benefit from the exercise of stock options	2,696	4,362	1,895
Stock option expense	6,706	5,830	18
Tax benefit from distribution of shares held in grantor trust	8,581	—	—
Contribution of Class A common stock to ESOP	3,367	3,076	2,281

At end of year	297,827	263,409	233,360

Treasury Stock, at cost
At beginning of year	—	—	—
Treasury stock acquired	(9,114)	—	—

At end of year	(9,114)	—	—

Retained Earnings
At beginning of year	195,604	144,903	100,710
Net income	67,207	50,701	44,193
Adoption of FIN 48	(125)	—	—

At end of year	262,686	195,604	144,903

Accumulated Other Comprehensive (Loss) Income
At beginning of year	(120)	(12)	78
Cash flow hedge, net of tax	—	—	152
Translation adjustments, net of tax	6	(15)	(242)
Actuarial loss on defined benefit pension plans, net of tax	(33)	—	—
Adoption of SFAS No. 158, net of tax	—	(93)	—

At end of year	(147)	(120)	(12)

Unearned ESOP Shares
At beginning of year	(217)	—	(381)
Unearned ESOP shares in excess of obligation	(78)	(217)	381

At end of year	(295)	(217)	—

Deferred Compensation
At beginning of year	640	640	640
Distribution of shares held in grantor trust	(640)	—	—

At end of year	—	640	640

Shares Held in Grantor’s Trust
At beginning of year	(640)	(640)	(640)
Distribution of shares held in grantor trust	640	—	—

At end of year	—	(640)	(640)

Total Stockholders’ Equity	$551,305	$459,016	$378,582

See notes to consolidated financial statements.

MANTECH INTERNATIONAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in Thousands)

	Year Ended December 31,
	2007	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$67,207	$50,701	$44,193
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in earnings of unconsolidated subsidiaries	—	—	(503)
Loss from discontinued operations, net of tax	458	4,895	9,010
Gain on disposal of operations	—	(955)	(3,698)
Gain on sale of discontinued operation, net of tax	(338)	—	—
Gain on disposal of equity method investment	—	—	(1,590)
Unrealized loss (gain) on warrants	76	(543)	—
Stock-based compensation	6,706	5,830	18
Excess tax benefits from the exercise of stock options	(2,374)	(2,918)	—
Deferred income taxes	284	(1,271)	(1,625)
Depreciation and amortization	14,244	10,177	8,796
Change in assets and liabilities—net of effects from acquired and disposed businesses:
Receivables-net	(45,275)	5,180	(27,070)
Prepaid expenses and other	5,498	(4,271)	2,345
Accounts payable and accrued expenses	16,350	17,950	7,633
Accrued salaries and related expenses	(143)	4,777	3,538
Billings in excess of revenue earned	(158)	(1,328)	1,074
Accrued retirement	2,120	3,546	(381)
Dividends from Vosper—ManTech Limited	—	—	2,962
Other	231	(897)	2,633

Net cash flow from operating activities of continuing operations	64,886	90,873	47,335
Net cash flow from discontinued operations	(1,562)	(6,517)	14,151

Net cash flow from operating activities	63,324	84,356	61,486

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(2,721)	(5,160)	(5,614)
Proceeds from the sale of property and equipment	1,828	6	—
Investment in capitalized software for internal use	(2,113)	(2,245)	(1,489)
Exercise of GSE warrants	(133)	—	—
Proceeds from sale of GSE shares	600	—	—
Purchase of minority interest in MASI UK	—	—	(86)
Acquisition of businesses, net of cash acquired	(275,747)	(19,845)	(106,798)
Proceeds from disposal of operations and equity method investment	—	2,000	8,730

Net investing cash flow from continuing operations	(278,286)	(25,244)	(105,257)
Net investing cash flow from discontinued operations	3,000	(465)	(360)

Net cash flow from investing activities	(275,286)	(25,709)	(105,617)

See notes to consolidated financial statements.

MANTECH INTERNATIONAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(Dollars in Thousands)

	Year Ended December 31,
	2007	2006	2005
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	13,075	16,790	9,507
Excess tax benefits from the exercise of stock options	2,374	2,918	—
Excess tax benefit from distribution of shares held in grantor trust	8,581	—	—
Treasury stock acquired	(9,114)	—	—
Borrowing under line of credit, non-current	39,000	—	—
Net increase (decrease) in borrowing under lines of credit, net of associated origination fees	124,584	(42,402)	17,402
Repayment of notes payable	—	(121)	(63)

Net cash flow from financing activities	178,500	(22,815)	26,846

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(33,462)	35,832	(17,285)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	41,510	5,678	22,963

CASH AND CASH EQUIVALENTS, END OF PERIOD	$8,048	$41,510	$5,678

SUPPLEMENTAL CASH FLOW INFORMATION
Noncash financing activities:
ESOP Contributions	$3,290	$2,859	$2,663

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2007, 2006 and 2005

1. Description of the Business

ManTech is a provider of innovative technologies and solutions for mission-critical national security programs for the Intelligence Community, the Departments of Defense, State, Homeland Security, and Justice, and other U.S. federal government agencies. Our expertise includes engineering, systems integration, software services, enterprise architecture, information assurance and security architecture, intelligence operations and analysis support, network and critical infrastructure protection, information operations and computer forensics, information technology, communications integration, and engineering support. With approximately 7,300 highly-qualified employees, we operate in the United States and over 40 countries worldwide.

2. Summary of Significant Accounting Policies

Principles of Consolidation—Our consolidated financial statements include the accounts of ManTech International Corporation, wholly-owned subsidiaries and other entities, which we control. Minority interest represents minority stockholders’ proportionate share of the equity in one of our consolidated subsidiaries. Our share of affiliates’ earnings (losses) that we do not control is included in the consolidated statements of income using the equity method. All inter-company accounts and transactions have been eliminated.

We determine whether we have a controlling financial interest in an entity by evaluating whether the entity is a variable interest entity (VIE) or not in accordance with Financial Accounting Standards Board (“FASB”) Interpretation No. 46, “Consolidation of Variable Interest Entities” as revised (FIN 46(R)). VIEs are entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support. We consolidate VIEs where ManTech is the primary beneficiary, generally defined as the enterprise that will absorb a majority of the expected losses or receive a majority of the expected residual returns of the entity, or both.

ManTech has one entity which has been consolidated under FIN 46(R). The purpose of the entity is to perform on certain U.S. Navy contracts. The maximum amount of loss ManTech is exposed to as of December 31, 2007 is not material to the financial statements.

Use of Accounting Estimates—We prepare our consolidated financial statements in conformity with accounting principles generally accepted in the United States of America which requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. These estimates involve judgments with respect to, among other things, various future economic factors that are difficult to predict and are beyond the control of the company. Therefore, actual amounts could differ from these estimates.

Revenue Recognition—The majority of our revenues are derived from cost-plus-fixed-fee, cost-plus-award fee, firm-fixed-price, or time-and-materials contracts. Under cost-plus-fixed or award-fee contracts, revenues are recognized as costs are incurred and include an estimate of applicable fees earned. For performance-based fees under cost reimbursable contracts, that are subject to the provisions of American Institute of Certified Public Accountants (“AICPA”) Statement of Position (“SOP”) No. 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts (SOP 81-1), we recognize the relevant portion of the expected fee to be awarded by the client at the time such fee can be reasonably estimated, based on factors such as our prior award experience and communications with the client regarding performance. For cost reimbursable contracts with performance-based fee incentives that are subject to the provisions of U.S. Securities and Exchange Commission Staff Accounting Bulletin No. 104, Revenue Recognition (SAB 104), we recognize the relevant portion of the fee upon customer approval. For time-and-material contracts, revenues are computed by

MANTECH INTERNATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

multiplying the number of direct labor-hours expended in the performance of the contract by the contract billing rates and adding other billable direct costs. For long-term fixed-price production contracts, revenue is recognized at a rate per unit as the units are delivered, or by other methods to measure services provided. Revenue from other long-term fixed-price contracts is recognized ratably over the contract period or by other appropriate methods to measure services provided. Contract costs are expensed as incurred except for certain limited long-term contracts noted below. For long-term contracts which are specifically described in the scope section of SOP 81-1, “Accounting for Performance of Construction Type and Certain Production-Type Contracts,” or other appropriate accounting literature, we apply the percentage of completion method. Under the percentage of completion method, income is recognized at a consistent profit margin over the period of performance based on estimated profit margins at completion of the contract. This method of accounting requires estimating the total revenues and total contract cost at completion of the contract. During the performance of long-term contracts, these estimates are periodically reviewed and revisions are made as required. The impact on revenue and contract profit as a result of these revisions is included in the periods in which the revisions are made. This method can result in the deferral of costs or the deferral of profit on these contracts. Because we assume the risk of performing a fixed-price contract at a set price, the failure to accurately estimate ultimate costs or to control costs during performance of the work could result, and in some instances has resulted, in reduced profits or losses for such contracts. Estimated losses on contracts at completion are recognized when identified. In certain circumstances, revenues are recognized when contract amendments have not been finalized.

Cost of Services—Cost of services consists primarily of compensation expenses for program personnel, the fringe benefits associated with this compensation, and other direct expenses incurred to complete programs, including cost of materials and subcontract efforts.

Cash and Cash Equivalents—For the purpose of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks, and short-term investments with maturity dates of three months or less at the date of purchase. Due to the short maturity of cash equivalents, the carrying value on our consolidated balance sheet approximates fair value.

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

Inventory—Inventory is included in prepaid expenses and other in our consolidated balance sheet and is carried at the lower of cost or market. Cost is computed on a specific identification basis. There was no inventory valuation allowance at December 31, 2007 and $0.6 million at December 31, 2006.

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

MANTECH INTERNATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Software Development Costs—We account for software development costs related to software products for sale, lease or otherwise marketed in accordance with Statement of Financial Accounting Standards (SFAS) No. 86, Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed. For projects fully funded by us, significant development costs are capitalized from the point of demonstrated technological feasibility until the point in time that the product is available for general release to customers. Once the product is available for general release, capitalized costs are amortized based on units sold, or on a straight-line basis over a five-year period or other such shorter period as may be required. We recorded $1.4 million, $1.1 million, and $1.3 million per year of amortization expense for the years ended December 31, 2007, 2006 and 2005, respectively. Amortization expense for the year ended December 31, 2007 includes a write down of an acquisition related intangible asset for internally developed software of $0.9 million. The write down was based on a change in the estimated net realizable value of the asset. Capitalized software costs included in Other Intangibles at December 31, 2007 and 2006, were $1.2 million and $3.0 million per year, respectively.

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

We no longer amortize goodwill; rather we review goodwill at least annually for impairment. We have elected to perform this review annually during the second quarter of each calendar year and no adjustments were necessary for our continuing operations.

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

Billings In Excess of Revenue—We receive advances and progress payments from customers that exceed the revenue earned to date. We classify such items as current liabilities.

Stock-based Compensation— Effective January 1, 2006, we adopted FASB SFAS No. 123 (revised 2004), Share-Based Payment, using the modified prospective method. Under this method, compensation costs for all awards granted after the date of adoption and the unvested portion of previously granted awards are measured at an estimated fair value and included in operating expenses or capitalized as appropriate over the period in which an employee provides service in exchange for the award.

Income Taxes—We account for income taxes in accordance with Statement of Financial Accounting Standard No. 109, or FAS 109, Accounting for Income Taxes, as clarified by FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48). Under this method, deferred income taxes are determined based on the estimated future tax effects of differences between the financial statement and tax bases of assets and liabilities given the provisions of enacted tax laws. Deferred income tax provisions and benefits are based on changes to the assets or liabilities from year to year. In providing for deferred taxes, we consider tax regulations

MANTECH INTERNATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

of the jurisdictions in which we operate, estimates of future taxable income, and available tax planning strategies. If tax regulations, operating results or the ability to implement tax-planning strategies vary, adjustments to the carrying value of deferred tax assets and liabilities may be required. Valuation allowances are recorded related to deferred tax assets based on the “more likely than not” criteria of FAS 109.

FIN 48 requires that we recognize the financial statement benefit of a tax position only after determining that the relevant tax authority would “more likely than not” sustain the position following an audit. For tax positions meeting the “more likely than not” threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority. This interpretation also provides guidance on measurement, derecognition, classification, interest and penalties, accounting in interim periods, disclosures, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. We adopted the provisions of FIN 48 on January 1, 2007. As a result of the implementation of FIN 48, we recognized approximately a $0.1 million increase in the liability for unrecognized tax benefits, which was recorded for as a reduction to the January 1, 2007 balance of retained earnings. See footnote 12 for further discussion on the adoption of FIN 48.

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

Fair Value of Financial Instruments—The carrying value of our cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and debt approximate their fair values.

Recent Accounting Pronouncements

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

SFAS 158 does not change the amount of net periodic benefit cost included in net earnings. The requirement to recognize the funded status of a defined benefit postretirement plan and the disclosure requirements are effective for fiscal years ending after December 15, 2006 for public entities. Accordingly, we made adjustments to initially adopt SFAS 158 in the fourth quarter of 2006. The requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year end balance sheet is effective for fiscal years ending after December 15, 2008. Our defined benefit pension plans have a fiscal year end of December 31st and therefore the measurement date provisions of the standard were not applicable.

MANTECH INTERNATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In September 2006, the FASB issued Statement No. 157 (SFAS 157), “Fair Value Measurements,” which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. SFAS 157 applies to other accounting pronouncements that require or permit fair value measurements, but does not require any new fair value measurements. A fair value hierarchy was established to classify the inputs used in measuring fair value. SFAS 157 requires disclosure of the level in the fair value hierarchy in which the fair value measurements in their entirety fall. On October 17, 2007, the FASB deferred the effective date for nonfinancial assets and liabilities to fiscal years beginning after November 15, 2008. For fiscal years beginning after November 15, 2007, the Company will be required to implement SFAS 157 for financial assets and liabilities, as well as for any other assets and liabilities that are carried at fair value on a recurring basis in the financial statements. The Company does not expect the adoption of SFAS 157 for financial assets and liabilities will have a material impact on its consolidated financial statements. At this time we are assessing the impact the adoption of SFAS 157 for nonfinancial assets and liabilities will have on our consolidated financial statements.

In February 2007, the FASB issued Statement No. 159 (SFAS 159), “The Fair Value Option for Financial Assets and Liabilities—Including an amendment of FASB Statement No. 115,” which permits entities to measure eligible items at fair value. For items where the fair value election is made, the company will be required to report unrealized gains or losses in earnings. SFAS 159 is effective for fiscal years beginning after November 15, 2007. We do not expect the adoption of SFAS 159 to have a material impact on our consolidated financial statements.

In December 2007, FASB issued SFAS No. 141 (revised 2007), “Business Combinations,” (“SFAS 141R”). The new standard moves closer to a fair value model by requiring the acquirer to measure all assets acquired and all liabilities assumed at their respective fair values at the date of acquisition, including the measurement of noncontrolling interests at fair value. The Statement also establishes principles and requirements as to how the acquirer recognizes and measures goodwill acquired in a business combination or a gain from a bargain purchase and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. In addition, SFAS 141R significantly changes the accounting for business combinations in a number of areas, including the treatment of contingent consideration, preacquisition contingencies, in-process research and development, restructuring costs, and requires the expensing of acquisition-related costs as incurred.

The effective date of SFAS 141R is for fiscal years beginning after December 15, 2008. For transactions consummated after the effective date of SFAS 141R, prospective application of the new standard is applied. For business combinations consummated prior to the effective date of SFAS 141R, the guidance in SFAS 141 is applied.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements,” which amends Accounting Research Bulletin No. 51 and provides accounting and reporting standards for the noncontrolling interest in a subsidiary, commonly referred to as minority interest, and for the deconsolidation of a subsidiary. The new standard requires noncontrolling interests to be presented separately within equity in the consolidated statement of financial position. Consolidated net income attributable to the parent and noncontrolling interests will be clearly identified and presented on the face of the statement of operations. When a change in control of a subsidiary occurs it will either be accounted for as an equity transaction, when control is maintained, or a gain or loss will be recognized when control is not maintained. The remaining noncontrolling interest will be remeasured to fair value when control is lost. SFAS 160 requires that the noncontrolling interest continue to be attributed its share of losses and thus is no longer limited to the original carrying amount of the noncontrolling interest. This may result in a negative carrying balance.

MANTECH INTERNATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The effective date of SFAS 160 is for fiscal years beginning after December 15, 2008. The Statement will be applied prospectively as of the beginning of the year in which the Statement is adopted except for presentation and disclosure requirements which will be applied retrospectively for all periods presented. We do not expect the adoption of SFAS 160 to have a material impact on our consolidated financial statements.

In March 2007, the FASB Emerging Issues Task Force ratified Issue 06-10 (EITF 06-10), “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Collateral Assignment Split-Dollar Life Insurance Arrangements,” which clarifies the treatment of split dollar life insurance arrangements in regards to SFAS 106 and APB 12. An employer should recognize a liability for future benefits in accordance with SFAS 106 (if, in substance, a postretirement benefit plan exists) or Opinion 12 (if the arrangement is, in substance, an individual deferred compensation contract) based on the substantive agreement with the employee.

EITF 06-10 is effective for fiscal years beginning after December 15, 2007. We do not expect the adoption of EITF 06-10 to have a significant impact on our consolidated financial statements or effective tax rate.

3. Acquisitions

Each of the following acquisitions has been accounted for as a purchase, and accordingly, the operating results of each of the acquired entities have been included in our consolidated financial statements since the respective dates of acquisition.

McDonald Bradley Acquisition—On December 18, 2007, we completed the acquisition of all outstanding equity interests in McDonald Bradley, Inc. (“McDonald Bradley”). The results of McDonald Bradley’s operations have been included in the consolidated financial statements since that date. The acquisition was consummated pursuant to an Agreement and Plan of Merger (“Merger Agreement”), dated November 15, 2007, by and among ManTech, McDonald Bradley, Spyglass Acquisition Corp., a newly formed and wholly owned subsidiary of the Company (“Merger Sub”), and a Shareholder Representative for the shareholders of McDonald Bradley. Pursuant to the terms of the Merger Agreement, Merger Sub merged with and into McDonald Bradley, with McDonald Bradley continuing as the surviving corporation and a wholly owned subsidiary of the Company. At December 18, 2007, McDonald Bradley had 264 employees including approximately two-thirds who held clearances. For calendar year 2007, McDonald Bradley’s revenues were $49.5 million.

McDonald Bradley, was a privately-held company, doing business as a secure information sharing and IT solutions provider to the federal government with a focus on Department of Defense (DOD), Intelligence Community and Homeland Security markets. McDonald Bradley is a leading provider of high-end, mission-critical, technology-differentiated solutions primarily in areas of Service Oriented Architectures, data interoperability and information assurance.

Management believes the acquisition of McDonald Bradley has deepened our capabilities in the high-end defense, intelligence and homeland security marketplace and strengthens our position as a leading provide of secure information sharing and data interoperability solutions.

The initial purchase price was $78.7 million, which included $0.3 million in transaction fees. The initial purchase price included a closing date working capital adjustment of $1.9 million which is subject to further adjustment upon review of the closing balance sheet. Pursuant to the Merger Agreement, $6.6 million of the purchase price was placed into an escrow account to satisfy potential indemnification liabilities of the Company, and to satisfy potential expenses of the Shareholder Representative. The escrow term is for a period of sixteen months. We utilized borrowings under our New Credit Agreement (see Note 8) to finance the acquisition.

MANTECH INTERNATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The preliminary purchase price was allocated to the underlying assets and liabilities based on their estimated fair values. The fair value assigned to the assets and liabilities is still under review and could be adjusted upon completion of our assessment of fair value. Total assets were $85.4 million and total liabilities were $6.7 million. Other than goodwill and other intangible assets recognized in connection with the acquisition, the assets, liabilities and result of operations of McDonald Bradley were not significant to the company’s consolidated financial position or results of operations, and thus pro forma information is not presented. We recorded initial goodwill of $63.0 million, which, assuming adequate levels of taxable income, will be deductible for tax purposes over 15 years. Recognition of goodwill is largely attributed to the highly skilled employees and the value paid for companies supporting high-end defense, intelligence and homeland security markets. The following table sets forth the estimated components of intangible assets associated with the acquisition at December 18, 2007 (in thousands):

	Fair Value	Estimated Useful Life
Backlog	$750	1 year
Customer Relationships	$9,450	20 years
Non-competition agreements	$25	2 years

Total	$10,225

Customer contracts and related relationships represent the underlying relationships and agreements with McDonald Bradley’s existing customers. Intangible assets are being amortized over their estimated useful life using the pattern of benefits method. The weighted-average amortization period for the intangibles is 18.6 years.

SRS Acquisition—On May 7, 2007, we completed the acquisition of all outstanding equity interests in SRS Technologies (“SRS”). The results of SRS’s operations have been included in the consolidated financial statements since that date. The acquisition was consummated pursuant to an Agreement and Plan of Merger (“Merger Agreement”), dated April 6, 2007, by and among ManTech, a wholly owned subsidiary of ManTech SRS, certain shareholders of SRS, and certain persons acting as a representative for the shareholders of SRS. The Merger Agreement provided for the merger of a wholly owned subsidiary of ManTech with and into SRS, with SRS surviving the merger and becoming a wholly owned subsidiary of ManTech (“ManTech SRS”).

SRS was a privately-held company with specialized domain knowledge in the areas of space-based radar and communications; chemical, biological, conventional and nuclear weapons detection and defeat programs; imagery intelligence; and aeronautic, space and information systems development. More than 85 percent of SRS’s revenue has historically been derived from the U.S. government including Department of Defense, Intelligence Community and the Department of Homeland Security. SRS had over 800 employees, including highly-cleared and educated personnel, at May 7, 2007.

Management believes the acquisition of SRS has extended our presence in the high-end national security marketplace and enhances our presence in the US Defense Advance Research Projects Agency (DARPA), Department of Homeland Security, Missile Defense Agency, National Reconnaissance Office, National Geospatial-Intelligence Agency, and other Department of Defense agencies.

The initial purchase price was $199.0 million, which included $1.0 million in transaction fees. The initial purchase price included a closing date working capital adjustment of $2.9 million which is subject to further negotiations with the seller pursuant to the results of the closing balance sheet audit. Pursuant to the Merger Agreement, and as security for the SRS shareholders’ indemnification for unanticipated contingencies, an escrow account in the amount of $36.1 million has been established for a period of three years from the date of acquisition. We utilized a combination of cash on hand and borrowings under our New Credit Agreement (see Note 8) to finance the acquisition.

MANTECH INTERNATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Preliminary Purchase Price Allocation

The acquisition has been accounted for as a business combination. Under business combination accounting, the total purchase price was allocated to SRS’s net tangible and identifiable intangible assets based on their estimated fair values as of May 7, 2007, as set forth below. The excess of the purchase price over the net tangible and identifiable intangible assets was recorded as goodwill. Recognition of goodwill is largely attributed to the highly skilled employees of SRS, their presence in the high-end security marketplace, and the value paid for companies in this business. The goodwill is not deductible for tax purposes. The following table represents the purchase price allocation (in thousands):

Cash and cash equivalents	$1,912
Receivables-net	44,117
Prepaid expenses and other	5,180
Property and equipment	2,922
Other assets	332
Other intangible assets	58
Contract and program intangibles	40,900
Goodwill	150,345
Accounts payable and accrued expenses	(12,018)
Accrued salaries and related expenses	(11,821)
Deferred income taxes-current	(2,312)
Billings in excess of revenue earned	(2,744)
Deferred income taxes-non-current	(13,705)
Accrued retirement	(103)
Other long-term liabilities	(4,099)

Total preliminary purchase price	$198,964

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

Customer contracts and related relationships represent the underlying relationships and agreements with SRS’s existing customers. Technology represents certain licenses, patents and software of SRS. Intangible assets are being amortized over their estimated useful life using the pattern of benefits method. The weighted-average amortization period for the intangibles is 15.2 years.

Pro Forma Financial Information

The unaudited financial information in the table below summarizes the combined results of operations of ManTech and SRS, on a pro forma basis, as though the companies had been combined as of the beginning of

MANTECH INTERNATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

each of the periods presented. The pro forma financial information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition and borrowings under our New Credit Agreement (see Note 8) had taken place at the beginning of each of the periods presented. The pro forma financial information for all periods presented includes the business combination accounting effect on historical ManTech for amortization charges from acquired intangible assets, interest expense at our current level of debt, removal of SRS’s CEO salary and benefit related costs, and the related tax effects.

(in thousands except per share amounts)	Year Ended December 31,
	2007	2006
Revenue	$1,524,689	$1,287,799
Income from continuing operations—net of taxes	$68,048	$55,412
Net income	$67,928	$50,483
Diluted earnings per share (Class A and B common stock)	$1.97	$1.49

GRS Solutions, Inc.—On October 5, 2006, we completed the acquisition of all outstanding shares of GRS Solutions, Inc. (GRS) for $19.8 million in cash, subject to certain shareholder indemnification obligations. The source of funds for the acquisition was our available cash.

GRS was a privately held company headquartered in Falls Church, Virginia providing specialized technical, operational and analytical services to the Intelligence Community. The acquisition improves our strategic position within the intelligence community and strengthens our capabilities in supporting counterterrorism/counterintelligence missions around the world. For its fiscal year ended September 30, 2006, GRS had revenues of approximately $10.4 million. For the year ending December 31, 2006, GRS contributed $2.7 million in revenue to our consolidated results of operations.

The purchase price was $20.0 million, which includes a closing balance sheet adjustment of $(0.2) million and contingent consideration of $2.2 million based on a defined performance objective which was met subsequent to the initial purchase. As security for the GRS shareholders’ indemnification obligations, an escrow account in an amount of $1.8 million was established to be used in satisfying certain indemnification obligations of the former shareholders of GRS. The purchase price was allocated to the underlying assets and liabilities based on their estimated fair values. The assets, liabilities and result of operations of GRS were not significant to the company’s consolidated financial position or results of operations, and thus pro forma information is not presented. We recorded goodwill of $11.8 million, which, assuming adequate levels of taxable income will be deductible for tax purposes over 15 years. Recognition of goodwill is largely attributed to the highly skilled employees and the value paid for companies supporting the Intelligence Community. The following table sets forth the components of intangible assets associated with the acquisition at October 5, 2006 (in thousands):

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

MANTECH INTERNATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The Gray Hawk acquisition further solidified our position as a supplier of services in the high-end intelligence market. It expanded our presence in homeland security related missions and complimented our high-end offerings for the Intelligence Community and Department of Defense. Gray Hawk’s capabilities rounded-out ManTech’s skills in the end-to-end, intelligence information processing cycle, and gave ManTech access to new markets in national defense agencies.

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

MANTECH INTERNATIONAL CORPORATION

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

Pro Forma Financial Information

The unaudited pro forma financial information for the year ended December 31, 2005, combines the historical results for ManTech and Gray Hawk assuming the acquisition occurred on January 1, 2005. The pro forma financial information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition and borrowings under our Credit Agreement (see Note 8) had taken place at the beginning of each of the periods presented. The pro forma financial information for the twelve months ended December 31, 2005 excludes third party expenses of $0.5 million, severance and bonus of $2.2 million, and a stock option repurchase of $7.4 million recorded by Gray Hawk in their historical statements of operations related to our Agreement and Plan of Merger dated May 3, 2005. The pro forma financial information for all periods presented also includes the business combination accounting effect on historical ManTech for amortization charges from acquired intangible assets, interest expense at our current level of debt, and the related tax effects.

(in thousands except per share amounts)	Year Ended December 31, 2005
Revenue	$1,011,245
Income from continuing operations—net of taxes	$53,161
Net income	$44,159
Diluted earnings per share (Class A and Class B common stock)	$1.33

4. Earnings per Share

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

MANTECH INTERNATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The weighted average number of common shares outstanding is computed as follows (in thousands):

	Year Ended December 31,
	2007	2006	2005
Numerator for net income per Class A and Class B common stock:
Net income	$67,207	$50,701	$44,193

Numerator for basic net income Class A common stock	$38,777	$27,913	$23,915
Numerator for basic net income Class B common stock	$28,430	$22,788	$20,278

Numerator for diluted net income Class A common stock	$39,122	$28,211	$24,184
Numerator for diluted net income Class B common stock	$28,085	$22,490	$20,009

Basic weighted average common shares outstanding
Class A common stock	19,683	18,450	17,767
Class B common stock	14,431	15,062	15,065

Effect of potential exercise of stock options
Class A common stock	419	443	441
Class B common stock	—	—	—

Diluted weighted average common shares outstanding—Class A	20,102	18,893	18,208

Diluted weighted average common shares outstanding—Class B	14,431	15,062	15,065

For the years ended December 31, 2007 and 2006, options to purchase 671 thousand and 602 thousand shares, respectively, weighted for the portion of the period in which they were outstanding, were outstanding but not included in the computation of diluted earnings per share because the options’ effect would have been anti-dilutive. For the years ended December 31, 2007 and 2006, shares issued from the exercise of stock options were 635 thousand and 874 thousand, respectively.

5. Revenues and Receivables

We deliver a broad array of information technology and technical services solutions under contracts with the U.S. government, state and local governments, and commercial customers. Revenues from the U.S. government under prime contracts and subcontracts, as compared to total contract revenues, were approximately 97.7%, 97.8% and 98.0% for the years ended December 31, 2007, 2006 and 2005, respectively. The components of contract receivables are as follows (in thousands):

	Year ended December 31,
	2007	2006
Billed receivables	$298,059	$211,564
Unbilled receivables:
Amounts billable	32,194	21,911
Revenues recorded in excess of funding	7,792	2,832
Revenues recorded in excess of milestone billings on fixed price contracts	3,448	3,976
Retainage	2,127	1,680
Allowance for doubtful accounts	(6,153)	(5,518)

	$337,467	$236,445

MANTECH INTERNATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Amounts billable consist principally of amounts to be billed within the next month. Revenues recorded in excess of funding are billable upon receipt of contractual amendments or other modifications. Revenues recorded in excess of milestone billings on fixed price contracts consist of amounts not expected to be billed within the next month. The retainage is billable upon completion of the contract performance and approval of final indirect expense rates by the government. Accounts receivable at December 31, 2007, are expected to be substantially collected in 2008 except for approximately $2.3 million.

6. Property and Equipment

Major classes of property and equipment are summarized as follows (in thousands):

	December 31,
	2007	2006
Furniture and equipment	$23,916	$24,607
Land and buildings	—	2,010
Leasehold improvements	13,543	10,614

	37,459	37,231
Less: Accumulated depreciation and amortization	(23,289)	(23,350)

	$14,170	$13,881

Depreciation and amortization expense relating to property and equipment for the years ended December 31, 2007, 2006 and 2005 was $3.6 million, $3.1 million, and $3.0 million, respectively.

7. Goodwill and Other Intangibles

SFAS No. 142, Goodwill and Other Intangible Assets requires, among other things, the discontinuance of goodwill amortization. Under SFAS 142, goodwill is to be reviewed at least annually for impairment; we have elected to perform this review annually during the second quarter each calendar year. These reviews have resulted in no adjustments in goodwill for continuing operations.

The changes in the carrying amounts of goodwill during 2007 and 2006 are as follows (in thousands):

		Goodwill balance
December 31, 2005		$237,854
Less: Accumulated amortization (pre adoption of SFAS 142)		(10,107)

Net amount at December 31, 2005		227,747
Acquisition-GRS Solutions, Inc.	$11,553
Goodwill of NetWitness® business sold	(978)	10,575

Net amount at December 31, 2006		$238,322
Acquisition-SRS Technologies	$150,345
Acquisition-McDonald Bradley, Inc.	62,965
Additional consideration for the acquisition of GRS Solutions, Inc.	200	213,510

Net amount at December 31, 2007		$451,832

MANTECH INTERNATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Intangible assets consisted of the following (in thousands):

	December 31, 2007			December 31, 2006
	Gross Carrying	Accumulated Amortization	Net Carrying Amount	Gross Carrying	Accumulated Amortization	Net Carrying Amount
Amortized intangible assets:
Contract and program intangibles	$96,240	$20,265	$75,975	$45,115	$13,560	$31,555
Capitalized software cost for sale	11,672	10,430	1,242	12,150	9,179	2,971
Capitalized software cost for internal use	13,699	7,997	5,702	12,101	6,447	5,654
Other	57	—	57	—	—	—

	$121,668	$38,692	$82,976	$69,366	$29,186	$40,180

Aggregate amortization expense relating to intangible assets for the years ended December 31, 2007, 2006, and 2005 was $10.1 million, $6.9 million and $5.6 million, respectively. Amortization expense for the year ended December 31, 2007 includes a write down of an acquisition related intangible asset for internally developed software of $0.9 million. The write down was based on a change in the estimated net realizable value of the asset. We estimate that we will have the following amortization expense for the future periods indicated below (in thousands):

Year ending:
December 31, 2008	$12,224
December 31, 2009	$10,902
December 31, 2010	$9,177
December 31, 2011	$6,219
December 31, 2012	$5,032

8. Debt

	December 31,
	2007	2006
Borrowings consisted of the following (in thousands):
Revolving credit facility	$165,000	$—
Less: Current portion of debt	126,000	—

Debt—net of current portion	$39,000	$—

On April 30, 2007, we terminated our credit facility with a syndicate of lenders led by Citizens Bank of Pennsylvania, as administrative agent (see below), and executed a new revolving credit agreement with a syndicate of lenders led by Bank of America, N.A, as administrative agent (the “New Credit Agreement”). The New Credit Agreement allows for greater available capital to help fund future acquisitions and growth. We expensed the remaining unamortized deferred debt expense of $0.2 million on April 30, 2007. The New Credit Agreement provides for a $300.0 million revolving credit facility, with a $25.0 million letter of credit sublimit and a $30.0 million swing line loan sublimit. The New Credit Agreement also contains an accordion feature that permits the Company to arrange with the lenders for them to provide up to $100.0 million in additional commitments. We incurred $1.4 million in financing cost related to the New Credit Agreement, which has been deferred and will be amortized over the term of the agreement. The maturity date for the New Credit Agreement is April 30, 2012.

MANTECH INTERNATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Borrowings under the New Credit Agreement are collateralized by our assets and bear interest at one of the following rates as selected by the Company: a LIBOR-based rate plus market-rate spreads that are determined based on a company leverage ratio calculation (0.875% to 1.5%), or the lender’s base rate, which is the lower of the Federal Funds Rate plus 0.5% or Bank of America’s prime lending rate. At December 31, 2007, the borrowing rate on our outstanding debt was 3.56%. The aggregate annual weighted average interest rates were 3.53% and 4.14% for 2007 and 2006, respectively.

The terms of the New Credit Agreement permit prepayment and termination of the loan commitments at any time, subject to certain conditions. The New Credit Agreement requires the Company to comply with specified financial covenants, including the maintenance of a certain leverage ratio and fixed charge coverage ratio. The New Credit Agreement also contains various covenants, including affirmative covenants with respect to certain reporting requirements and maintaining certain business activities, and negative covenants that, among other things, may limit our ability to incur liens, incur additional indebtedness, make investments, make acquisitions, pay cash dividends, and undertake certain additional actions. As of, and during, December 31, 2007 and 2006, we were in compliance with our financial covenants under the New Credit agreement as well as the prior credit facility with Citizens Bank.

The total interest paid was $5.0 million, $2.3 million, and $3.5 million for the years ended December 31, 2007, 2006 and 2005, respectively.

We had $165 million outstanding on our credit facility at December 31, 2007 and no outstanding borrowings at December 31, 2006. The weighted average borrowings under the revolving portion of the facility during the years ended December 31, 2007 and 2006 were $84.7 million and $28.4 million, respectively. The maximum additional available borrowing under the credit facility at December 31, 2007 was $134.3 million. As of December 31, 2007 and 2006, we were contingently liable under letters of credit totaling $0.7 million and $0.8 million, respectively which reduces our availability to borrow under our credit facility.

Debt outstanding at December 31, 2007, is estimated to be repaid, by the following calendar year ends: $126.0 million in 2008 and $39.0 million in 2009. Borrowings on the credit facility are due on the maturity date of the credit agreement, April 30, 2012.

In 2006, we maintained a Credit and Security Agreement with Citizens Bank of Pennsylvania which we terminated in April 2007. The agreement initially provided for a $125 million credit facility that could be increased to $200 million. The maturity date of the agreement was February 25, 2009. The maximum available borrowing under the revolving credit facility at December 31, 2006 was $124.2 million. Borrowings under the Agreement were collateralized by our eligible contract receivables, inventory, all of our stock in certain of our subsidiaries and certain property and equipment, and bore interest at the agreed-upon London Inter-Bank Offer Rate (LIBOR) plus 1.00% or the lender’s prime rate, plus market-rate spreads that were determined based on a company leverage ratio calculation.

9. Commitments and Contingencies

Payments to us on cost-reimbursable contracts with the U.S. government are provisional payments subject to adjustment upon audit by the DCAA. The majority of audits through 2002, 2003, and 2004 have been completed and resulted in no material adjustments. The audits for 2002 through 2007 are not expected to have a material effect on the results of future operations.

In the normal course of business, we are involved in certain governmental and legal proceedings, claims and disputes, and have litigation pending under several suits. We believe that the ultimate resolution of these matters will not have a material effect on our financial position, results of operations, or cash flows.

MANTECH INTERNATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

We lease office space and equipment under long-term operating leases. A number of the leases contain renewal options and escalation clauses. At December 31, 2007, aggregate future minimum rental commitments under these leases are as follows (in thousands):

	Office Space	Equipment	Total
Year ending:
December 31, 2008	$22,305	$6,338	$28,643
December 31, 2009	20,515	1,823	22,338
December 31, 2010	18,167	562	18,729
December 31, 2011	15,188	154	15,342
December 31, 2012	12,350	12	12,362
Thereafter	13,860	—	13,860

Total	$102,385	$8,889	$111,274

Office space and equipment rent expense totaled approximately $33.0 million, $28.0 million and $24.0 million for the years ended December 31, 2007, 2006 and 2005, respectively.

We had $6.3 million and $4.1 million of deferred rent liabilities resulting from recording rent expense on a straight-line basis over the life of the respective lease in accordance with SFAS No. 13, Accounting for Leases, and FASB Technical Bulletin No. 85-3, Accounting for Operating Leases with Scheduled Rent Increases, for the years ended 2007 and 2006, respectively.

10. Stockholders’ Equity and Stock Options

Common Stock—We have 150,000,000 shares of authorized Class A common stock, par value $0.01 per share. We have 50,000,000 shares of authorized Class B common stock, par value $0.01 per share. On December 31, 2007, there were 20,231,339 shares of Class A common stock outstanding, 243,040 shares of Class A common stock recorded as treasury stock, and 14,279,813 shares of Class B common stock outstanding.

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

MANTECH INTERNATIONAL CORPORATION

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

Preferred Stock—We are authorized to issue an aggregate of 20,000,000 shares of preferred stock, $0.01 par value per share, the terms and conditions of which are determined by our board of directors upon issuance. The rights, preferences and privileges of holders of our common stock are subject to, and may be adversely affected by, the rights of holders of any shares of preferred stock that we may designate and issue in the future. At December 31, 2007 and 2006, no shares of preferred stock are outstanding and the Board of Directors currently has no plans to issue a series of preferred stock.

Shares Held in Grantor Trust—At December 31, 2006 there were 609,296 shares of Class B common stock, with a cost value of $0.6 million, reflected in equity in accordance with EITF 97-14, “Accounting for Deferred Compensation Arrangements where Amounts Earned are Held in a Rabbi Trust and Invested”. These shares were held in a Rabbi Trust to satisfy a defined contribution pension obligation, to be paid in stock for the benefit of Mr. Pedersen.

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

The converted shares were surrendered to the Company to pay taxes applicable to the distribution of all GJP SERP shares on Mr. Pedersen’s behalf. The taxes have been paid, and the shares have been accounted for as treasury stock on our consolidated balance sheet, using the cost method, at a value of $9.1 million. In addition, we recognized an $8.6 million tax benefit on the distribution from the trust. The tax benefit was recorded to additional paid-in capital and is reported as a cash inflow from financing activities on our statement of cash flows.

Accounting for Stock-Based Compensation:

Stock Options—In June 2006, the Company’s stockholders approved our 2006 Management Incentive Plan (the Plan), which was designed to enable us to attract, retain and motivate key employees. The Plan amended and restated the Company’s Management Incentive Plan that was approved by the Company’s stockholders prior to the initial public offering in 2002 (the 2002 Plan). In connection with the creation of the Plan, all options outstanding under the 2002 Plan and the ManTech International Corporation 1995 Long-Term Incentive Plan were assumed. Awards granted under the Plan are settled in shares of Class A common stock. At the beginning of each year, the Plan provides that the number of shares available for issuance automatically increases by an amount equal to one and one-half percent of the total number of shares of Class A and Class B common stock outstanding on December 31st of the previous year. On January 2, 2008, 517,667 additional shares were made available for issuance under the Plan. The Plan also authorized the issuance of an additional 1,500,000 shares in addition to the shares authorized under the 2002 Plan. Through December 31, 2007, the aggregate number of shares of our common stock authorized for issuance under the Plan was 6,794,982. Through December 31, 2007, 2,421,969 shares of our Class A common stock have been issued as a result of the exercise of the options granted under the Plan. The Plan expires in June 2016.

MANTECH INTERNATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Plan is administered by the compensation committee of our board of directors, along with its delegates. Subject to the express provisions of the Plan, the committee has broad authority to administer and interpret the Plan, including the discretion to determine the exercise price, vesting schedule, contractual life and the number of shares to be issued.

We typically issue options that vest in three equal installments, beginning on the first anniversary of the date of grant. Prior to January 1, 2006, we typically issued options under the 2002 Plan that expired ten years after the date of grant. Under the terms of the Plan, the contractual life of the option grants may not exceed eight years. During the years ended December 31, 2007 and 2006, we issued options that expire five years from the date of grant. The Company expects that it will continue to issue options that expire five years from the date of grant for the foreseeable future.

Stock Compensation Expense—Effective January 1, 2006, we adopted FASB SFAS No. 123 (revised 2004), Share-Based Payment, using the modified prospective method. Under this method, compensation costs for all awards granted after the date of adoption and the unvested portion of previously granted awards are measured at an estimated fair value and included in operating expenses or capitalized as appropriate over the period in which an employee provides service in exchange for the award. For the years ended December 31, 2007, 2006 and 2005, we recorded $6.7 million, $5.8 million, and $18 thousand of stock-based compensation cost, respectively. No compensation expense for employees with stock options, including stock-based compensation expense, was capitalized during the periods. As of December 31, 2007, there was $10.6 million of unrecognized compensation cost related to share-based compensation arrangements that we expect to vest. The weighted-average period over which expense is expected to be recognized is 1.8 years.

Prior to the adoption of SFAS No. 123R, we reported tax benefits from the exercise of stock options as an operating cash flow in the consolidated statement of cash flows. In the period beginning January 1, 2006, excess tax benefits from the exercise of stock options are presented as a cash inflow from financing activities. For the years ended December 31, 2007, 2006 and 2005, total recognized tax benefits from the exercise of stock options were $2.7 million, $4.4 million and $1.9 million, respectively.

In 2005, as permitted under SFAS No. 123, Accounting for Stock-Based Compensation, we accounted for our stock-based compensation plan using the intrinsic value method under the recognition and measurement principles of APB Opinion No. 25. The following table illustrates the effect on net income and earnings per share if we had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation for the year ended December 31, 2005.

(in thousands except per share amounts)	Year Ended December 31, 2005
Net income, as reported	$44,193
Add: stock-based compensation, net of tax, included in net income as reported	11
Deduct: stock-based employee compensation expense determined under fair value based method for all awards—net of related tax effects	(3,157)

Pro forma net income	$41,047

Earnings per share:
Basic Class A and Class B—as reported	$1.35
Basic Class A and Class B—pro forma	$1.25
Diluted Class A and Class B—as reported	$1.33
Diluted Class A and Class B—pro forma	$1.23

MANTECH INTERNATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Fair Value Determination— We have used the Black-Scholes-Merton option pricing model to determine fair value of our awards on date of grant. We will reconsider the use of the Black-Scholes-Merton model if additional information becomes available in the future that indicates another model would be more appropriate, or if grants issued in future periods have characteristics that cannot be reasonably estimated under this model.

The following weighted-average assumptions were used for option grants during the years ended December 31, 2007, 2006 and 2005:

Expected Volatility. The expected volatility of the options granted was estimated based upon historical volatility of the Company’s share price through weekly observations of the Company’s trading history. Prior to 2006, the expected volatility was estimated based upon historical volatility of the Company’s shares through monthly observations of the Company’s trading history.

Expected Term. The expected term of options granted to employees during 2007 was determined from historical exercises of the grantee population. Due to a lack of historical exercise data, the expected term of option grants to our board of directors during 2007 and all grants in 2006 was determined under the simplified calculation provided SEC’s Staff Accounting Bulletin No. 107 ((vesting term + original contractual term)/2). For all grants valued during 2007 and 2006, the options had graded vesting over 3 years (33.3% of the options in each grant vest annually) and the contractual term was 5 years. Prior to 2006, we estimated the expected term to be 3 years.

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

Dividend Yield. The Black-Scholes-Merton valuation model requires an expected dividend yield as an input. We have not issued dividends in the past nor do we expect to issue dividends in the future. As such, the dividend yield used in our valuations for all years presented was zero.

The following table summarizes weighted-average assumptions used in our calculations of fair value for the years ended December 31, 2007, 2006 and 2005:

	Year Ended December 31,
	2007	2006	2005
Dividend yield	0.00%	0.00%	0.00%
Volatility	35.62%	41.99%	44.90%
Risk-free interest rate	4.27%	4.68%	3.87%
Expected life of options (in years)	3.10	3.50	3.00

Stock Option Activity—During the year ended December 31, 2007, we granted stock options to purchase 796,000 shares of class A common stock at a weighted-average exercise price of $36.41 per share, which reflects the fair market value of the shares on the date of grant. The weighted-average fair value of options granted during the years ended December 31, 2007, 2006, and 2005 as determined under the Black-Scholes-Merton valuation model, was $11.55, $11.13, and $8.68, respectively. These options vest in 3 equal installments over 3 years and have a contractual term of 5 years. Option grants that vested during the years ended December 31, 2007, 2006, and 2005 had a combined fair value of $6.0 million, $4.9 million, and $4.8 million, respectively.

MANTECH INTERNATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Information with respect to stock option activity and stock options outstanding at December 31, 2007, 2006 and 2005, was as follows:

	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value (in thousands)
Shares under option, December 31, 2004	2,673,590	$18.56
Options granted	709,600	$25.29
Options exercised	(540,277)	$17.59	$5,224
Options cancelled and expired	(132,171)	$20.24

Shares under option, December 31, 2005	2,710,742	$20.38
Options granted	609,500	$30.61
Options exercised	(874,301)	$19.20	$12,666
Options cancelled and expired	(190,822)	$24.92

Shares under option, December 31, 2006	2,255,119	$21.00
Options granted	796,000	$36.41
Options exercised	(635,471)	$20.57	$14,772
Options cancelled and expired	(114,406)	$27.33

Shares under option, December 31, 2007	2,301,242	$28.30	$35,717

The following table summarizes nonvested stock options for the year ended December 31, 2007:

	Number of Shares	Weighted Average Fair Value

Nonvested stock options at December 31, 2006	1,376,057	$8.91
Options granted	796,000	$11.55
Vested during period	(762,497)	$7.85
Options cancelled	(101,066)	$9.89

Nonvested shares under option, December 31, 2007	1,308,494	$11.04

Information concerning stock options exercisable and stock options expected to vest at December 31, 2007:

	Options Exercisable	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Aggregate Intrinsic Value (in thousands)

Stock options exercisable	992,748	5.9	$21.65	$22,013
Stock options expected to vest	1,170,510	4.5	$33.08	$12,576

Options exercisable and expected to vest	2,163,258

MANTECH INTERNATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

11. Retirement Plans

We maintain nonqualified supplemental defined benefit pension plans for certain retired employees of an acquired company. The weighted average assumptions used in accounting for our pension plans in 2007, 2006 and 2005 were as follows:

	2007	2006	2005
Discount Rate	5.75%	5.75%	5.50%
Expected return on plan assets	N/A	N/A	N/A
Rate of compensation increase	N/A	N/A	N/A

The discount rate is the estimated rate at which the obligation for pension benefits could effectively be settled. The plans were informally and partially funded beginning in 1999 via a rabbi trust. Per FASB 132, assets held in a rabbi trust are not eligible to be included in the calculation of plan status. At both December 31, 2007 and 2006, 100 percent of the rabbi trust assets were invested in a money market account with a commercial bank. The rate of compensation increase is not applicable as all covered employees had retired prior to 1998.

The following table sets forth the status of the plans (in thousands):

	Year Ended December 31,
	2007	2006
Change in benefit obligation:
Benefit obligation at beginning of period	$1,885	$1,974
Interest cost	105	105
Actuarial loss (gain)	54	(6)
Benefits paid	(185)	(188)

Benefit obligation at end of period	1,859	1,885

Change in plan assets:
Fair value of plan assets at beginning of period	—	—
Employer contribution	185	188
Investment income	—	—
Benefits paid	(185)	(188)

Fair value of plan assets at end of period	—	—

Funded status at end of period	(1,859)	(1,885)
Unrecognized actuarial loss	206	152
Unrecognized prior-service cost	—	—

Net amount recognized at end of period	$(1,653)	$(1,733)

The components of net periodic pension cost for the Company’s defined benefit plans are provided in the following table (in thousands):

	Year Ended December 31,
	2007	2006	2005
Interest cost on projected benefit obligation	$105	$105	$109
Net amortization of prior-service cost and transition obligation	1	28	23

Net periodic pension cost	$106	$133	$132

MANTECH INTERNATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table sets forth our estimated future benefit payments under our plans (in thousands):

For years ending December 31:
2008	$186
2009	$175
2010	$172
2011	$156
2012	$150
Thereafter	$1,020

In the fourth quarter of 2006, we adopted SFAS No. 158. Upon adoption, we increased our deferred income tax asset for pensions by $59 thousand to $832 thousand, increased our liability for pension benefits by $136 thousand to $1.9 million, and recorded $93 thousand, net of taxes, to other comprehensive income.

We maintain four qualified defined contribution plans. Our qualified plans cover substantially all employees, which comply with Section 401 of the Internal Revenue Code. Under these plans, we stipulated a basic matching contribution that matches a portion of the participants’ contribution based upon a defined schedule. Contributions are invested by an independent investment company in one or more of several investment alternatives. The choice of investment alternatives is at the election of each participating employee. Additionally, we maintain two discretionary contribution plans. Annual contributions are at the discretion of the Company and are based on a percentage of eligible employees’ compensation. Employees do contribute to these discretionary plans. Our contributions to the plans were approximately $16.4 million, $11.1 million and $7.5 million for the years ended December 31, 2007, 2006 and 2005, respectively.

We maintained non-qualified defined contribution supplemental retirement plans for certain key employees. Under these plans we accrued a stated annual amount which could also include interest at the greater of 10% or our annual rate of return on investments. We incurred expenses associated with these plans and contributed $50 thousand for the years ended December 31, 2006 and 2005. In 2007, these plans were terminated and no contributions were made. See Note 10-Stockholders’ Equity and Stock Options, Shares Held in Grantor Trust, for more detail regarding the termination of one of these plans.

We also maintain two non-qualified deferred compensation plans for certain key employees. Under these plans, eligible employees may defer up to 75% of qualified annual base compensation and 100% of bonus. Employee contributions to these plans were approximately $4.8 million, $3.3 million and $2.8 million for the years ended December 31, 2007, 2006 and 2005, respectively.

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

For the years ended December 31, 2007, 2006 and 2005, we recorded $3.3 million, $2.6 million and $2.9 million, respectively, as compensation expense related to ESOP contributions. Shares contributed to the ESOP in 2007, 2006 and 2005, were 76,011, 86,227, and 57,100, respectively, of Class A common stock. As of December 31, 2007 and 2006, we had contributed more shares to the trust than are required to satisfy our annual contribution. As such, we had a balance in unearned ESOP shares of $0.3 million and $0.2 million at December 31, 2007 and 2006, respectively.

MANTECH INTERNATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As required under SOP No. 93-6, Employers’ Accounting for Employee Stock Ownership Plans, compensation expense is recorded for shares committed to be released to employees based on the fair market value of those shares in the period in which they are committed to be released. For the years ended December 31, 2007, 2006, and 2005, new shares were issued to satisfy this obligation.

12. Income Taxes

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

The domestic and foreign components of income before provision for income taxes and minority interest; and without discontinued operations; but including equity method subsidiary investment earnings and gain on disposal; were as follows (in thousands):

	Year Ended December 31,
	2007	2006	2005
Domestic	$110,189	$90,225	$85,749
Foreign	(40)	196	1,623

	$110,149	$90,421	$87,372

The provision for income taxes was comprised of the following components (in thousands), and without discontinued operations:

	Year Ended December 31,
	2007	2006	2005
Current provision (benefit):
Federal	$27,067	$26,992	$27,734
State	4,593	4,665	5,088
Foreign	(5)	228	527

	31,655	31,885	33,349

Deferred provision (benefit):
Federal	137	(1,192)	(997)
State	(440)	(231)	(110)

	(303)	(1,423)	(1,107)

Other non-current provision:
Federal	9,541	3,731	1,603
State	1,905	632	292

	11,446	4,363	1,895

Total provision for income taxes	$42,798	$34,825	$34,137

Net income tax (benefit) on discontinued operations was ($0.08) million, ($2.6) million and ($3.4) million; and the effective tax rates were 41.3%, 35.0% and 27.30%; for the years ended December 31, 2007, 2006, and 2005, respectively.

MANTECH INTERNATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The non-current provision for income tax for 2005 and 2006 represents amounts arising from the exercise of stock options. For 2007, the non-current provision includes $2.7 million for exercise of stock options and $8.6 million for payment of a stock based SERP, both charged to equity; and $0.1 million related to FIN 48 liabilities.

The provision for income taxes varies from the amount of income tax determined by applying the applicable U.S. statutory tax rate to pre-tax income, as a result of discontinued operations and the following:

	Year Ended December 31,
	2007	2006	2005
Statutory U.S. Federal tax rate	35.0%	35.0%	35.0%
Increase (decrease) in rate resulting from:
State taxes—net of Federal benefit	3.6	3.6	3.8
Foreign taxes	—	(0.1)	(0.6)
Adjustment to prior year’s Federal, state and foreign taxes	(0.3)	(0.3)	(0.5)
Nondeductible items:
Meals and entertainment	0.3	0.3	0.1
Goodwill amortization	—	—	0.5
Compensation	0.4	(0.1)	0.6
Other, net	(0.1)	0.1	0.2

Effective tax rate	38.9%	38.5%	39.1%

The Company paid income taxes, net of refunds, of $31.3 million, $30.4 million, and $35.7 million for the years ended December 31, 2007, 2006 and 2005, respectively.

Deferred income taxes arise from temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements. A summary of the tax effect of the significant components of deferred income taxes, without discontinued operation, follows (in thousands):

	December 31,
	2007	2006
Gross deferred tax liabilities:
Unbilled receivables	$7,191	$3,500
Goodwill and other assets	36,887	17,050
Property & Equipment	219	140

Total deferred tax liabilities	44,297	20,690

Gross deferred tax assets:
Capital and State operating loss carryforwards	(186)	(1,888)
Retirement and other liabilities	(18,690)	(13,481)
Allowance for potential contract losses and other contract reserves	(2,691)	(2,704)

Total deferred tax assets	(21,567)	(18,073)

Valuation Allowance	—	1,963
Net deferred tax liabilities	$22,730	$4,580

The tax benefits associated with nonqualified stock options, disqualifying dispositions of incentive stock options, and a stock based SERP reduced the current taxes payable by $11.3 million in 2007 and $4.4 million in 2006. Such benefits were recorded as an increase to additional paid-in capital.

MANTECH INTERNATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

At December 31, 2007, we had a capital loss carryforward of $0.05 million that expires in 2008. At December 31, 2007, we had state net operating losses of approximately $0.2 million that expire beginning 2017 through 2027.

In 2005, a $1.3 million valuation allowance against certain state net operating losses incurred by our MSM subsidiary was reflected in discontinued operations. In 2006, this valuation allowance increased to $2.0 million and was transferred into continuing operations after the merger of MSM, Inc. into MSM, LLC on December 18, 2006. In 2007, $(0.3) million of this valuation allowance was removed, as the related deferred tax asset became utilizable; and the balance was removed, as the related tax asset is an unrecognized tax benefit, which is not more likely than not of being recognized.

Adoption of FIN 48

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

Effective January 1, 2007, we adopted the provisions of FIN 48. Previously, the Company had accounted for tax contingencies in accordance with Statement of Financial Accounting Standards 5, Accounting for Contingencies. As required by FIN 48, the Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority.

At the adoption date, the Company applied FIN 48 to all tax positions for which the statute of limitations remained open. As a result of the implementation of FIN 48, the Company recognized an increase of approximately $0.1 million in the liability for net unrecognized tax benefits and interest and penalties, which was accounted for as a reduction to the January 1, 2007 balance of retained earnings.

The total liability for gross unrecognized tax benefits as of January 1, 2007, was $1.3 million. That amount included $0.3 million of unrecognized net tax benefits which, if ultimately recognized, would reduce the Company’s annual effective tax rate in a future period. Since January 1, 2007, there have been changes in the liability for gross unrecognized tax benefits totaling $1.0 million in gross unrecognized tax benefits. Additionally, the SRS and MBI acquisitions added additional liabilities for gross unrecognized tax benefits of $0.7 million. A reconciliation of the beginning and ending balances of the total amounts of gross unrecognized tax benefits is as follows (in thousands):

Gross unrecognized tax benefits at January 1, 2007	$1,310
Increases in tax positions related to prior years	1,096
Decreases in tax positions for prior years	(111)
Increases in tax positions for current year	392
Settlements	(366)
Lapse in statute of limitations	(30)
Acquisitions—increase in tax positions for prior years	2,966
Acquisitions—decrease in tax positions for prior years	(2,295)

Gross unrecognized tax benefits at December 31, 2007	$2,962

MANTECH INTERNATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The total liability for gross unrecognized tax benefits as of December 31, 2007, was $3.0 million. That amount includes $1.6 million of unrecognized net tax benefits which, if ultimately recognized, would reduce the Company’s annual effective tax rate in a future period and $0.6 million which would, until the adoption of SFAS 141R in fiscal year 2009, affect goodwill.

The Company is subject to income taxes in the U.S., and various state and foreign jurisdictions. Tax statutes and regulations within each jurisdiction are subject to the interpretation and require significant judgment to apply. The Company is currently under examination by one state jurisdiction for years subsequent to 2003. Two state audits relating to pre-2003 years were settled in 2007. Otherwise, the Company is no longer subject to U.S., state, or non-U.S. income tax examinations by tax authorities for the years before 2003. The Company is currently under audit by the IRS for an amended 2003 U.S. return filed to claim a research and experimentation credit. The Company believes it is reasonably possible that $1.7 million of gross unrecognized tax benefits will be settled within the next twelve months; $1.1 million relating to the research and experimentation credit audit and $0.6 million relating to a foreign jurisdiction amnesty proceeding.

The Company recognizes interest accrued, related to net unrecognized tax benefits, in interest expense; and penalties, in general and administrative expenses; for all periods presented. The Company had accrued approximately $0.1 million for the payment of interest and penalties at adoption. $0.1 million of interest, accrued prior to the adoption of FIN 48, was paid for the two settled state audits in 2007. Subsequent changes to accrued interest and penalties have been an increase of $0.1 million. At December 31, 2007, accrued interest and penalties relating to net unrecognized tax benefits is $0.2 million.

13. Business Segment and Geographic Area Information

We operate as one segment, delivering a broad array of information technology and technical services solutions under contracts with the U.S. government, state and local governments, and commercial customers. Our federal government customers typically exercise independent contracting authority, and even offices or divisions within an agency or department may directly, or through a prime contractor, use our services as a separate customer so long as that customer has independent decision-making and contracting authority within its organization. Revenues from the U.S. government under prime contracts and subcontracts, as compared to total contract revenues, were approximately 97.7%, 97.8% and 98.0% for the years ended December 31, 2007, 2006 and 2005, respectively. There were no sales to any customers within a single country (except for the United States) where the sales accounted for 10% or more of total revenue. We treat sales to U.S. government customers as sales within the United States regardless of where the services are performed. Substantially all assets of continuing operations were held in the United States for the years ended December 31, 2007, 2006 and 2005. Revenues by geographic customer and the related percentages of total revenues for the years ended December 31, 2007, 2006 and 2005, were as follows (in thousands):

	Year Ended December 31,
	2007		2006		2005
United States	$1,428,975	98.7%	$1,124,888	98.9%	$973,083	99.3%
International	19,123	1.3	12,290	1.1	7,206	0.7

	$1,448,098	100.0%	$1,137,178	100.0%	$980,289	100.0%

MANTECH INTERNATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In 2007, our Countermine contract exceeded 10% of revenues. In 2006, our Countermine contract exceeded 10% of revenues for the third and fourth quarters. During 2005, we had one contract, Regional Logistics Support to the Warfighter, in continuing operations exceed 10% of our revenue.

	Year Ended December 31,
	2007	%	2006	%	2005	%
	(amount in thousands)
Revenues from external customers:
Regional Logistics Support to the Warfighter contract	$10,601	1%	$86,101	8%	$110,001	11%
Countermine	209,188	14%	102,435	9%	—	0%
All other contracts	1,228,309	85%	948,642	83%	870,288	89%

ManTech Consolidated	$1,448,098	100%	$1,137,178	100%	$980,289	100%

Operating Income:
Regional Logistics Support to the Warfighter contract	$218	0%	$5,679	6%	$7,071	8%
Countermine	5,832	5%	3,422	4%	—	0%
All other contracts	107,654	95%	81,549	90%	77,107	92%

ManTech Consolidated	$113,704	100%	$90,650	100%	$84,178	100%

Receivables:
Regional Logistics Support to the Warfighter contract	$—	0%	$11,188	5%	$31,696	13%
Countermine	22,540	7%	16,962	7%	—	0%
All other contracts	314,927	93%	208,295	88%	207,989	87%

ManTech Consolidated	$337,467	100%	$236,445	100%	$239,685	100%

Disclosure items required under SFAS No. 131 including interest revenue, interest expense, depreciation and amortization, costs for stock-based compensation programs, certain unallowable costs as determined under Federal Acquisition Regulations, and expenditures for segment assets are not applicable as we review those items on a consolidated basis.

14. Investments

GSE Systems, Inc.—In April 1994, GSE Systems, Inc. (GSE) was created by the merger of one of our majority-owned subsidiaries and two other entities. During the year ended December 31, 2001, we determined that we had obtained significant influence with respect to GSE. At December 31, 2002, we held 914,784 shares of GSE common stock, $3.8 million of GSE convertible preferred stock and a $0.7 million demand note receivable from GSE. This note accrued interest at the prime rate plus 1.00% and interest was payable monthly. On October 21, 2003, we sold all of our equity interests in GSE, and a $0.7 million note receivable from GSE, to GP Strategies Corporation (GP Strategies) in exchange for a note with a principal amount of $5.3 million due in October 2008. The note from GP Strategies bears interest at 5% per annum and is payable quarterly in arrears. Each year during the term of the note, we have the option to convert up to 20% of the original principal amount of the note into common stock of GP Strategies, but only in the event that GP Strategies’ common stock is trading at $10 per share or more. At points during 2007, the stock was trading above this threshold and the note was eligible for conversion at 20% of the original principal amount on a cumulative basis since inception. As of December 31, 2007, we have not converted any of the note to common stock. In addition, GP Strategies no longer has an investment in GSE Systems, Inc.

MANTECH INTERNATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Our interest in the Joint Venture was accounted for using the equity method. Equity earnings for the years ended December 31, 2007 and 2006 were zero and $0.5 million for the year ended December 31, 2005. In December 2005, MASI U.K. Limited sold its 40% ownership in the joint venture to Vosper Thornycroft Limited for approximately $4.3 million including accrued dividends, which resulted in a pre-tax gain of approximately $1.6 million.

15. Discontinued Operations

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

The Consolidated Financial Statements and related note disclosures reflect the ManTech MSM Security Services, Inc. (MSM) subsidiary as Long-Lived Assets to Be Disposed Of by Sale for all periods presented in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” As such, MSM was classified as held for sale in the consolidated balance sheets and discontinued operations, net of applicable income taxes in the consolidated statements of income.

MANTECH INTERNATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following discloses the results of the discontinued operations of MSM for the years ended December 31, 2007, 2006 and 2005 (in thousands):

	Year Ended December 31,
	2007	2006	2005
Revenue	$1,829	$14,367	$6,845
Loss before income taxes	$(749)	$(7,530)	$(12,212)
Net Loss	$(458)	$(4,895)	$(9,010)

The following is a summary of the assets and liabilities held for sale related to MSM at December 31, 2006 (in thousands):

December 31, 2006
Receivables, net	$2,674
Prepaid expenses and other	70
Property and equipment	629
Other assets	—

Total Assets	$3,373

Accounts payable and accrued expenses	$724
Accrued salaries and related expenses	369
Billings in excess of revenue earned	670
Other liabilities	52

Total Liabilities	$1,815

16. Gain on Disposal of Operations

On October 31, 2006, we sold assets related to our NetWitness® operation to the NetWitness Acquisition Corporation, an unrelated third party, for $2.0 million in cash and an equity stake in the new company of less then 5%. The sale of NetWitness® included $1.0 million in goodwill and a fully amortized intangible asset with a cost basis of $0.4 million. We recorded a pre-tax gain of approximately $1.0 million on the transaction. We continue to provide NetWitness® product and services to various federal government agencies through subcontracts with the NetWitness Acquisition Corporation.

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

The following discloses the results of METI for the year ended December 31, 2005 (METI’s results for 2005 are through February 11th) (in thousands):

2005
Revenue	$1,379
Income before provision for income taxes	$55
Net Income	$34

MANTECH INTERNATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

	2007 Quarters Ended
(in thousands, except per share data)	March 31,	June 30,	September 30,	December 31,
Revenues	$294,285	$348,700	$383,359	$421,754
Cost of services	246,903	292,253	321,133	353,861
General and administrative expenses	26,019	30,968	31,804	31,453

Operating Income	21,363	25,479	30,422	36,440
Interest income (expense), net	327	(910)	(1,734)	(1,525)
Other income (expense), net	12	334	(84)	1

Income before provision for income taxes	21,702	24,903	28,604	34,916

Net income	$13,248	$15,104	$17,475	$21,380

Basic net income per share—Class A Common Stock	$0.39	$0.44	$0.51	$0.62

Weighted average shares outstanding—Class A	19,306	19,575	19,779	20,064

Basic net income per share—Class B Common Stock	$0.39	$0.44	$0.51	$0.62

Weighted average shares outstanding—Class B	14,570	14,428	14,382	14,346

Diluted net income per share—Class A Common Stock	$0.39	$0.44	$0.51	$0.61

Weighted average shares outstanding—Class A	19,771	19,965	20,181	20,522

Diluted net income per share—Class B Common Stock	$0.39	$0.44	$0.51	$0.61

Weighted average shares outstanding—Class B	14,570	14,428	14,382	14,346

	2006 Quarters Ended
(in thousands, except per share data)	March 31,	June 30,	September 30,	December 31,
Revenues	$275,306	$287,465	$283,695	$290,712
Cost of services	227,807	238,879	235,539	241,925
General and administrative expenses	24,766	26,150	25,142	26,320

Operating Income	22,733	22,436	23,014	22,467
Gain on disposal of operations	—	—	—	955
Interest (expense) income, net	(792)	(601)	(291)	118
Other (expense) income, net	(79)	66	21	374

Income before provision for income taxes	21,862	21,901	22,744	23,914

Net income	$12,135	$11,957	$12,690	$13,919

Basic net income per share—Class A Common Stock	$0.37	$0.36	$0.38	$0.41

Weighted average shares outstanding—Class A	18,053	18,380	18,534	18,821

Basic net income per share—Class B Common Stock	$0.37	$0.36	$0.38	$0.41

Weighted average shares outstanding—Class B	15,065	15,065	15,064	15,053

Diluted net income per share—Class A Common Stock	$0.36	$0.35	$0.37	$0.41

Weighted average shares outstanding—Class A	18,463	18,847	18,906	19,288

Diluted net income per share—Class B Common Stock	$0.36	$0.35	$0.37	$0.41

Weighted average shares outstanding—Class B	15,065	15,065	15,064	15,053

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

The Company has had no disagreements with its auditors on accounting principles, practices or financial statement disclosure during and through the date of the financial statements included in this Report.

Item 9A. Controls and Procedures

We performed an assessment as of December 31, 2007 of the effectiveness of the design and operation of our disclosure controls and procedures and our internal control over financial reporting. This assessment was done under the supervision and with the participation of management, including our principal executive officer and principal financial officer. Included as Exhibits 31.1 and 31.2 to this Annual Report on Form 10-K are forms of “Certification” of our principal executive officer (our Chairman of the Board and Chief Executive Officer) and our principal financial officer (our Chief Financial Officer). The forms of Certification are required in accordance with Section 302 of the Sarbanes-Oxley Act of 2002. This section of the Annual Report on Form 10-K that you are currently reading is the information concerning the assessment referred to in the Section 302 certifications and required by the rules and regulations of the SEC. You should read this information in conjunction with the Section 302 certifications for a more complete understanding of the topics presented.

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

Management’s assessment of our internal controls over financial reporting included all significant subsidiaries of ManTech with the exception of the SRS Technologies (SRS) and McDonald Bradley, Inc. entities acquired during the year. The timing and integration schedule for these entities did not reasonably allow full internal control testing in this initial acquisition year but will be included in future assessments. See Item 8, Note 3 for a discussion of these acquisitions and Item 6, note (a) for the disclosure of the relative significance of these acquired entities to ManTech for the year 2007.

Assessment of Effectiveness of Disclosure Controls and Procedures. Based upon the assessments, our principal executive officer and our principal financial officer have concluded that as of December 31, 2007 our disclosure controls and procedures were effective.

Management’s Report on Internal Control Over Financial Reporting. Management is responsible for establishing and maintaining adequate control over financial reporting. Management used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework to assess the effectiveness of our internal control over financial reporting. Based upon the assessments, our management has concluded that as of December 31, 2007 our internal control over financial reporting was effective. Our independent registered public accounting firm issued an attestation report concerning our internal control over financial reporting, which appears on page 85 of this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting. During the three months ended December 31, 2007, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control for financial reporting.

Item 9B. Other Information

None.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON INTERNAL

CONTROL OVER FINANCIAL REPORTING

To the Board of Directors and Stockholders of

ManTech International Corporation

Fairfax, Virginia

We have audited the internal control over financial reporting of ManTech International Corporation and subsidiaries (the “Company”) as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As described in Management’s Report on Internal Control Over Financial Reporting, management excluded from its assessment the internal control over financial reporting at SRS Technologies, which was acquired on May 7, 2007 and whose financial statements constitute 37% and 26% of net and total assets, respectively, 10% of revenues, and 9% of net income of the consolidated financial statement amounts as of and for the year ended December 31, 2007. Management also excluded from its assessment the internal control over financial reporting at McDonald Bradley, Inc., which was acquired on December 18, 2007 and whose financial statements constitute 1% of net and total assets, respectively, and less than 1% of revenues and net income of the consolidated financial statement amounts as of an for the year ended December 31, 2007. Accordingly, our audit did not include the internal control over financial reporting at SRS Technologies and McDonald Bradley, Inc. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedules as of and for the year ended December 31, 2007 of the Company and our report dated March 17, 2008 expressed an unqualified opinion on those financial statements and financial statement schedule and included an explanatory paragraph regarding the Company’s adoption of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—An Interpretation of FASB Statement No. 109 and FASB Statement No. 123(R), Share-Based Payment.

/s/ DELOITTE & TOUCHE LLP

McLean, Virginia

March 17, 2008

PART III

Item 10. Directors and Executive Officers of the Registrant and Corporate Governance

The information concerning our directors and executive officers required by Item 401 of Regulation S-K is included under the captions “Election of Directors” and “Executive Officers,” respectively, in our definitive Proxy Statement to be filed with the SEC in connection with our 2008 Annual Meeting of Stockholders (the “2008 Proxy Statement”), and that information is incorporated by reference in this Annual Report on Form 10-K.

The information required by Item 405 of Regulation S-K concerning compliance with Section 16(a) of the Exchange Act is included under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in our 2008 Proxy Statement, and that information is incorporated by reference in this Annual Report on Form 10-K.

We have adopted a Standards of Ethics and Business Conduct, which sets forth the policies comprising our code of conduct. These policies satisfy the SEC’s requirements (including Item 406 of Regulation S-K) for a “code of ethics” applicable to our principal executive officer, principal financial officer, principal accounting officer, controller or persons performing similar functions, as well as Nasdaq’s requirements for a code of conduct applicable to all directors, officers and employees. Among other principles, our Standards of Ethics and Business Conduct includes guidelines relating to the ethical handling of actual or potential conflicts of interest, compliance with laws, accurate financial reporting, and procedures for promoting compliance with (and reporting violations of) these standards. A copy of our Standards of Ethics and Business Conduct is available on the investor relations section of our website: www.mantech.com. We are required to disclose any amendment to, or waiver from, a provision of our code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer, controller and persons performing similar functions. We intend to use our website as a method of disseminating this disclosure as permitted by applicable SEC rules.

The information required by Item 407(c)(3) of Regulation S-K concerning the procedures by which our stockholders may recommend nominees to our Board of Directors is included under the caption “Director Nominations” in our 2008 Proxy Statement, and that information is incorporated by reference in this Annual Report on Form 10-K.

The information required by Item 407(d)(4) of Regulation S-K concerning the Audit Committee is included under the caption “Report of the Audit Committee” in our 2008 Proxy Statement, and that information is incorporated by reference in this Annual Report on Form 10-K.

The information required by Item 407(d)(5) of Regulation S-K concerning the designation of an audit committee financial expert is included under the caption “Report of the Audit Committee” in our 2008 Proxy Statement, and that information is incorporated by reference in this Annual Report on Form 10-K.

Item 11. Executive Compensation

The information required by this Item 11 is included under the captions “Compensation Committee Report” and “Compensation Discussion and Analysis” and the related text and tables in our 2008 Proxy Statement, and that information (except for the information required by Item 402(k) and Item 402(l) of Regulation S-K) is incorporated by reference in this Annual Report on Form 10-K.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item 12 is included under the captions “Ownership by Our Directors and Executive Officers” and “Ownership by Holders of More Than 5% of Our Class A Common Stock” in our 2008 Proxy Statement, and that information is incorporated by reference in this Annual Report on Form 10-K.

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides information as of December 31, 2007 with respect to compensation plans (including individual compensation arrangements) under which our equity securities are authorized for issuance.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)
Equity compensation plans approved by security holders (1)	2,301,242	$28.30	2,071,771
Equity compensation plans not approved by security holders	—	—	—

Total	2,301,242	$28.30	2,071,771

1)	The plan contains a formula that automatically increases the number of securities available for issuance. The plan provision provides that the number of shares available for issuance under the plan automatically increases on the first trading day of January each calendar year during the term of the plan (beginning with calendar year 2003), by an amount equal to one and one-half percent (1.5%) of the total number of shares outstanding (including all outstanding classes of common stock) on the last trading day in December of the immediately preceding calendar year, but provides that in no event shall any such annual increase exceed one million five hundred thousand (1,500,000) shares. On January 2, 2008, 517,667 shares were added to the plan under this provision.

Item 13. Certain Relationships and Related Transactions and Director Independence

The information required by this Item 13 is included under the caption “Certain Relationships and Related Transactions” and “Independence of Directors and Audit Committee Financial Experts” in our 2008 Proxy Statement, and that information is incorporated by reference in this Annual Report on Form 10-K.

Item 14. Principal Accounting Fees and Services

The information required by this Item 14 is included under the captions “Ratification of Appointment of Independent Auditors—Fees Paid to Deloitte & Touche LLP” and “—Policy Regarding Audit Committee Pre-Approval of Audit and Permitted Non-audit Services” in our 2008 Proxy Statement, and that information is incorporated by reference in this Annual Report on Form 10-K.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a) The following documents are filed as a part of this Annual Report on Form 10-K:

(1) All financial statements:

SCHEDULE NO.	DESCRIPTION
Schedule II	Valuation and Qualifying Accounts for the years ended December 31, 2007, 2006 and 2005

(3) Exhibits required by Item 601 of Regulation S-K (each management contract or compensatory plan or arrangement required to filed as an exhibit to this annual report pursuant to Item 15(b) of this annual report is identified in the Exhibit list below):

Exhibit Number	Document Description
2.1	LLC Membership Interest Purchase Agreement, by and among the registrant, ManTech Systems Engineering Corporation and MSM Security Services Holdings, LLC, dated as of February 14, 2007 (incorporated herein by reference from registrant’s Current Report on Form 8-K filed with the SEC on February 15, 2007).

2.2	Agreement and Plan of Merger, by and among ManTech International Corporation, SRS Technologies, Inc. (“SRS”), certain shareholders of SRS, Quicksilver Acquisition Corp., and certain persons acting as a representative for the shareholders of SRS, dated April 6, 2007 (incorporated herein by reference from registrant’s Current Report on Form 8-K filed with the SEC on May 8, 2007).

2.3	Agreement and Plan of Merger, by and among ManTech International Corporation, McDonald Bradley, Inc., Spyglass Acquisition Corp., and a representative for the shareholders of McDonald Bradley, dated November 15, 2007 (incorporated herein by reference from registrant’s Current Report on Form 8-K filed with the SEC on December 19, 2007).

3.1	Second Amended and Restated Certificate of Incorporation of the registrant as filed with the Secretary of State of the State of Delaware on January 30, 2002 (incorporated herein by reference from registrant’s Registration Statement on Form S-1 (File No. 333-73946), as filed with the Commission on November 23, 2002, as amended).

Exhibit Number	Document Description
3.2	Second Amended and Restated Bylaws of the registrant (incorporated herein by reference from registrant’s Annual Report on Form 10-K for the year ended December 31, 2003).

4.1	Form of Common Stock Certificate (incorporated herein by reference from registrant’s Registration Statement on Form S-1 (File No. 333-73946), as filed with the Commission on November 23, 2002, as amended).

4.2	Credit Agreement with Bank of America, N.A. (as Administrative Agent and L/C Issuer), Citizens Bank of Pennsylvania (as Syndication Agent), PNC Bank, National Association and Branch Banking and Trust Company (each as a Documentation Agent) and the other lender parties thereto, dated April 30, 2007 (incorporated herein by reference from registrant’s Current Report on Form 8-K filed with the SEC on May 1, 2007).

10.1*	Retention Agreement, effective as of January 1, 2002, between George J. Pedersen and the registrant (incorporated herein by reference from registrant’s Registration Statement on Form S-1 (File No. 333-73946), as filed with the Commission on November 23, 2001, as amended).

10.2*	Management Incentive Plan of ManTech International Corporation, 2006 Restatement (incorporated herein by reference from registrant’s Registration Statement on Form S-8 (File No. 333-137129), as filed with the Commission on September 6, 2006).

10.3*	Form of Term Sheet for ManTech International Corporation Management Incentive Plan Non-Qualified Stock Option (incorporated herein by reference from registrant’s Current Report on Form 8-K, as filed with the SEC on March 13, 2006).

10.4*	Standard Terms and Conditions for Options Granted under Management Incentive Plan (incorporated herein by reference from registrant’s Current Report on Form 8-K, as filed with the SEC on March 13, 2006).

10.5*	ManTech International Corporation Supplemental Executive Retirement Plan (f/b/o George J. Pedersen), amended and restated effective January 1, 2005 (incorporated herein by reference from registrant’s Current Report on Form 8-K, as filed with the SEC on March 13, 2006).

10.6*	Form of Confidentiality, Non-Competition and Non-Solicitation Agreement, effective as of February 7, 2002, between specified executive officers and the registrant (incorporated herein by reference from registrant’s Registration Statement on Form S-1 (File No. 333-73946), as filed with the Commission on November 23, 2001, as amended).

10.7*	ManTech International Corporation 2007 Incentive Compensation Plan, adopted on March 6, 2007 to help attract, retain and motivate participants including our CEO, President, CFO and the presidents of our principal business units, as well as certain other key members of senior management identified by our CEO and our President (incorporated herein by reference from registrant’s Current Report on Form 8-K filed with the SEC on March 12, 2007).

10.8*	Form of Term Sheet for 2007 Incentive Compensation Plan – Corporate Executive (incorporated herein by reference from registrant’s Current Report on Form 8-K filed with the SEC on March 12, 2007).

10.9*	Form of Term Sheet for 2007 Incentive Compensation Plan – Subsidiary and Division President (incorporated herein by reference from registrant’s Current Report on Form 8-K filed with the SEC on March 12, 2007).

21.1‡	Subsidiaries of the Company.

23.1‡	Independent Registered Public Accounting Firm Consent.

24.1	Power of Attorney (included on signature page).

Exhibit Number	Document Description
31.1‡	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2‡	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32 ‡	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended.

‡	Filed herewith.

*	Management contract or compensatory plan or arrangement required to be filed as an Exhibit to this report pursuant to Item 14(c).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MANTECH INTERNATIONAL CORPORATION

By:	/s/ GEORGE J. PEDERSEN
Name:	George J. Pedersen
Title:	Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer)
Date:	March 17, 2008

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

Name and Signature	Title	Date

/s/ GEORGE J. PEDERSEN George J. Pedersen	Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer)	March 17, 2008

/s/ KEVIN M. PHILLIPS Kevin M. Phillips	Executive VP and Chief Financial Officer (Principal Financial Officer)	March 17, 2008

/s/ JOHN J. FITZGERALD John J. Fitzgerald	Senior VP Finance and Controller (Principal Accounting Officer)	March 17, 2008

/s/ RICHARD L. ARMITAGE Richard L. Armitage	Director	March 17, 2008

/s/ MARY K. BUSH Mary K. Bush	Director	March 17, 2008

/s/ BARRY G. CAMPBELL Barry G. Campbell	Director	March 17, 2008

/s/ ROBERT A. COLEMAN Robert A. Coleman	Director and President and Chief Operating Officer	March 17, 2008

/s/ WALTER R. FATZINGER, JR. Walter R. Fatzinger, Jr.	Director	March 17, 2008

Name and Signature	Title	Date

/s/ DAVID E. JEREMIAH David E. Jeremiah	Director	March 17, 2008

/s/ RICHARD J. KERR Richard J. Kerr	Director	March 17, 2008

/s/ KENNETH A. MINIHAN Kenneth A. Minihan	Director	March 17, 2008

/s/ STEPHEN W. PORTER Stephen W. Porter	Director	March 17, 2008

SCHEDULE II

Valuation and Qualifying Accounts

Activity in the Company’s allowance accounts for the years ended December 31, 2007, 2006 and 2005 was as follows (in thousands):

	Doubtful Accounts
	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions	Other*	Balance at End of Period
2005	$3,511	897	(9)	730	$5,129
2006	$5,129	48	(869)	1,210	$5,518
2007	$5,518	(372)	(936)	1,943	$6,153

*	Other represents doubtful account reserves recorded as part of Net Revenues for estimated customer disallowances. In 2005, other contained the adjustment for the divestiture of our METI subsidiary. In 2006, we added $25 thousand from the addition of GRS Solutions, Inc. In 2007, we added $433 thousand from the addition of SRS Technologies and $272 thousand from the addition of McDonald Bradley.

	Deferred Tax Asset Valuation
	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions	Other	Balance at End of Period
2005	$—	—	—	1,352	$1,352
2006	$1,352	—	—	611	$1,963
2007	$1,963	(264)	—	(1,699)	$—

	Other Valuation Accounts **
	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions	Other	Balance at End of Period
2005	$250	300	—	—	$550
2006	$550	—	—	—	$550
2007	$550	(19)	(531)	—	$—

**	Other valuation accounts are for inventory.