Form 10-Q
period 2008-03-31
MANTECH INTERNATIONAL CORP
filed 2008-05-06
CIK 892537

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

or

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

As of May 1, 2008 there were outstanding 20,585,613 shares of our Class A Common Stock and 14,144,345 shares of our Class B Common Stock.

MANTECH INTERNATIONAL CORPORATION

FORM 10-Q

FOR THE QUARTER ENDED March 31, 2008

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

MANTECH INTERNATIONAL CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in Thousands Except Per Share Amounts)

	(unaudited)
	March 31, 2008	December 31, 2007
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$9,984	$8,048
Receivables—net	351,394	337,467
Prepaid expenses and other	14,655	19,104

Total Current Assets	376,033	364,619

Property and equipment—net	13,785	14,170
Goodwill	452,045	451,832
Other intangibles—net	80,095	82,976
Employee supplemental savings plan assets	16,808	17,999
Other assets	5,821	5,907

TOTAL ASSETS	$944,587	$937,503

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Current portion of debt	$138,100	$126,000
Accounts payable and accrued expenses	113,719	100,447
Accrued salaries and related expenses	46,144	61,429
Billings in excess of revenue earned	7,374	8,334

Total Current Liabilities	305,337	296,210

Debt-net of current portion	10,000	39,000
Accrued retirement	17,958	18,973
Other long-term liabilities	7,641	7,848
Deferred income taxes—non-current	25,498	24,167

TOTAL LIABILITIES	366,434	386,198

COMMITMENTS AND CONTINGENCIES	—	—

STOCKHOLDERS' EQUITY:
Common stock, Class A—$0.01 par value; 150,000,000 shares authorized; 20,788,663 and 20,474,379 shares issued at March 31, 2008 and December 31, 2007; 20,545,623 and 20,231,339 shares outstanding at March 31, 2008 and December 31, 2007, respectively	208	205
Common stock, Class B—$0.01 par value; 50,000,000 shares authorized; 14,144,345 and 14,279,813 shares issued and outstanding at March 31, 2008 and December 31, 2007	141	143
Additional paid-in capital	304,739	297,827
Treasury stock, 243,040 shares at cost at March 31, 2008 and December 31, 2007	(9,114)	(9,114)
Retained earnings	282,619	262,686
Accumulated other comprehensive loss	(145)	(147)
Unearned ESOP shares	(295)	(295)

TOTAL STOCKHOLDERS’ EQUITY	578,153	551,305

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$944,587	$937,503

See notes to condensed consolidated financial statements.

MANTECH INTERNATIONAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In Thousands Except Per Share Amounts)

	(unaudited)
	Three months ended March 31,
	2008	2007
REVENUES	$425,072	$294,285
Cost of services	355,718	246,903
General and administrative expenses	34,800	26,019

OPERATING INCOME	34,554	21,363
Interest expense	(1,642)	(94)
Interest income	211	421
Other (expense) income, net	(120)	12

INCOME FROM CONTINUING OPERATIONS BEFORE
INCOME TAXES	33,003	21,702
Provision for income taxes	(13,070)	(8,334)

INCOME FROM CONTINUING OPERATIONS	19,933	13,368
(Loss) from operations of discontinued component, net of taxes	—	(458)
Gain on sale of discontinued operation, net of taxes (sold to CEO)	—	338

(Loss) from discontinued operations, net of taxes	—	(120)

NET INCOME	$19,933	$13,248

BASIC EARNINGS (LOSS) PER SHARE:
Class A common stock
Income from continuing operations	$0.58	$0.39
(Loss) from discontinued operations, net of taxes	—	—

Class A basic earnings per share	$0.58	$0.39

Weighted average common shares outstanding	20,319	19,306

Class B common stock
Income from continuing operations	$0.58	$0.39
(Loss) from discontinued operations, net of taxes	—	—

Class B basic earnings per share	$0.58	$0.39

Weighted average common shares outstanding	14,238	14,570

DILUTED EARNINGS (LOSS) PER SHARE:
Class A common stock
Income from continuing operations	$0.57	$0.39
(Loss) from discontinued operations, net of taxes	—	—

Class A diluted earnings per share	$0.57	$0.39

Weighted average common shares outstanding	20,782	19,771

Class B common stock
Income from continuing operations	$0.57	$0.39
(Loss) from discontinued operations, net of taxes	—	—

Class B diluted earnings per share	$0.57	$0.39

Weighted average common shares outstanding	14,238	14,570

See notes to condensed consolidated financial statements.

MANTECH INTERNATIONAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in Thousands)

	(unaudited)
	Three months ended March 31,
	2008	2007
NET INCOME	$19,933	$13,248

OTHER COMPREHENSIVE INCOME:
Translation adjustments	2	2

Total other comprehensive income	2	2

COMPREHENSIVE INCOME	$19,935	$13,250

See notes to condensed consolidated financial statements.

MANTECH INTERNATIONAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in Thousands)

	(unaudited)
	Three months ended March 31,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$19,933	$13,248
Adjustments to reconcile net income to net cash provided by operating activities:
Loss from discontinued operation, net of tax	—	458
Gain on sale of discontinued operation, net of tax	—	(338)
Unrealized loss on warrants	—	35
Stock-based compensation	1,733	1,569
Tax benefits from exercise of stock options	(842)	(505)
Deferred income taxes	404	(2,161)
Depreciation and amortization	4,167	2,591
Change in assets and liabilities—net of effects from acquired and disposed businesses:
Receivables-net	(13,927)	(6,755)
Prepaid expenses and other	5,363	4,180
Accounts payable and accrued expenses	14,221	(14,584)
Accrued salaries and related expenses	(15,285)	(10,530)
Billings in excess of revenue earned	(960)	2,213
Accrued retirement	(1,015)	(357)
Other	1,219	736

Net cash flow from operating activities of continuing operations	15,011	(10,200)
Net cash flow from discontinued operations	—	(1,562)

Net cash flow from operating activities	15,011	(11,762)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(576)	(1,224)
Investment in capitalized software for internal use	(459)	(764)
Acquisition of businesses	(213)	—

Net investing cash flow from continuing operations	(1,248)	(1,988)
Net investing cash flow from discontinued operations	—	3,000

Net cash flow from investing activities	(1,248)	1,012

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	4,231	3,385
Excess tax benefits from the exercise of stock options	842	505
Excess tax benefit from distribution of shares held in grantor trust	—	8,581
Treasury stock acquired	—	(9,114)
Net repayments of borrowings under the line of credit, non-current	(29,000)	—
Net borrowings under the line of credit	12,100	—

Net cash flow from financing activities	(11,827)	3,357

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,936	(7,393)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	8,048	41,510

CASH AND CASH EQUIVALENTS, END OF PERIOD	$9,984	$34,117

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for income taxes	$1,504	$1,217

Cash paid for interest	$1,668	$79

See notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2008

UNAUDITED

1. Introduction and Overview

ManTech International Corporation (depending on the circumstances, “ManTech” “Company” “we” “our” “ours” or “us”) is a provider of innovative technologies and solutions for mission-critical national security programs for the U.S. government Intelligence Community; the Departments of Defense, State, Homeland Security and Justice; the Space Community; and other federal government agencies. Our expertise includes engineering, systems integration, software services, enterprise architecture, information assurance and security architecture, intelligence operations and analysis support, network and critical infrastructure protection, information operations and computer forensics, information technology, communications integration and engineering support. With approximately 7,400 highly qualified employees, we operate in the United States and approximately 40 countries worldwide.

2. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and note disclosures normally included in the annual financial statements, prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted pursuant to those rules and regulations. We recommend that you read these unaudited condensed consolidated financial statements in conjunction with the consolidated financial statements and related notes included in our annual report on Form 10-K for the fiscal year ended December 31, 2007, previously filed with the SEC. We believe that the unaudited condensed consolidated financial statements in this Form 10-Q reflect all adjustments that are necessary to fairly present the financial position, results of operations and cash flows for the interim periods. The results of operations for such interim periods are not necessarily indicative of the results that can be expected for the full year.

3. Acquisitions

McDonald Bradley Acquisition—On December 18, 2007, we completed the acquisition of all outstanding equity interests in McDonald Bradley, Inc. (“McDonald Bradley”). The results of McDonald Bradley’s operations have been included in the consolidated financial statements since that date. The acquisition was consummated pursuant to an Agreement and Plan of Merger (“Merger Agreement”), dated November 15, 2007, by and among ManTech, McDonald Bradley, Spyglass Acquisition Corp., a newly formed and wholly owned subsidiary of the Company (“Merger Sub”), and a Shareholder Representative for the shareholders of McDonald Bradley. Pursuant to the terms of the Merger Agreement, Merger Sub merged with and into McDonald Bradley, with McDonald Bradley continuing as the surviving corporation and a wholly owned subsidiary of the Company. At December 18, 2007, McDonald Bradley had 264 employees of which approximately two-thirds held security clearances. For calendar year 2007, McDonald Bradley’s revenues were $49.5 million. For the three months ended March 31, 2008, McDonald Bradley added $12.4 million to our consolidated revenues.

McDonald Bradley, was a privately-held company, doing business as a secure information sharing and IT solutions provider to the federal government with a focus on Department of Defense (DOD), Intelligence Community and Homeland Security markets. McDonald Bradley is a provider of high-end, mission-critical, technology-differentiated solutions primarily in areas of Service Oriented Architectures, data interoperability and information assurance.

Management believes the acquisition of McDonald Bradley has deepened our capabilities in the high-end defense, intelligence and homeland security marketplace and strengthens our position as a provider of secure information sharing and data interoperability solutions.

The preliminary purchase price was $78.8 million, which included $0.4 million in transaction fees. The initial purchase price included a closing date working capital adjustment of $1.9 million which is subject to further negotiations with the seller pursuant to the results of closing balance sheet review. Pursuant to the Merger Agreement, $7.7 million of the purchase price was placed into an escrow account to satisfy potential indemnification liabilities of the Company, and to satisfy potential expenses of the Shareholder Representative. The escrow term is for a period of sixteen months. We utilized borrowings under our credit agreement (see Note 8) to finance the acquisition.

The preliminary purchase price was allocated to the underlying assets and liabilities based on their estimated fair values. The fair value assigned to the assets and liabilities is still under review and could be adjusted upon completion of our assessment of fair value. Total assets were $85.5 million and total liabilities were $6.7 million. Included in total assets were $10.2 million in acquired intangible assets which are being amortized over their respective estimated useful lives, ranging from one to twenty years, using the pattern of benefits method. Other than goodwill and other intangible assets recognized in connection with the acquisition, the assets, liabilities and result of operations of McDonald Bradley were not significant to the Company’s condensed consolidated financial position or results of operations, and thus pro forma information is not presented. We have recorded goodwill of $63.1 million, which, assuming adequate levels of taxable income, will be deductible for tax purposes over 15 years. Recognition of goodwill is largely attributed to the highly skilled employees and the value paid for companies supporting high-end defense, intelligence and homeland security markets.

SRS Acquisition - On May 7, 2007, we completed the acquisition of all outstanding equity interests in SRS Technologies, Inc. (“SRS”). The results of SRS’s operations have been included in the consolidated financial statements since that date. The acquisition was consummated pursuant to an Agreement and Plan of Merger (“Merger Agreement”), dated April 6, 2007, by and among ManTech, a wholly owned subsidiary of ManTech SRS, certain shareholders of SRS, and certain persons acting as a representative for the shareholders of SRS. The Merger Agreement provided for the merger of a wholly owned subsidiary of ManTech with and into SRS, with SRS surviving the merger and becoming a wholly owned subsidiary of ManTech (“ManTech SRS”).

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

The initial purchase price was $199.0 million, which included $1.1 million in transaction fees. The initial purchase price also included a closing date working capital adjustment of $2.9 million. Pursuant to the Merger Agreement, and as security for the SRS shareholders’ indemnification for unanticipated contingencies, an escrow account in the amount of $36.1 million has been established for a period of three years from the date of acquisition. We utilized a combination of cash on hand and borrowings under our credit agreement (see Note 8) to finance the acquisition.

The preliminary purchase price was allocated to SRS’s net tangible and identifiable intangible assets based on their estimated fair values as of May 7, 2007. Total assets were $245.8 million and total liabilities were $46.8 million. The excess of the purchase price over the net tangible and identifiable intangible assets was recorded as goodwill. The allocation of the purchase price resulted in acquired contract and program intangibles of $40.9 million and goodwill of $150.4 million. The intangible assets are being amortized over their respective estimated useful lives, ranging from six to twenty years, using the pattern of benefits method. Recognition of goodwill is largely attributed to the highly skilled employees of SRS, their presence in the high-end security marketplace, and the value paid for companies in this business. The goodwill is not deductible for tax purposes.

Pro Forma Financial Information

The unaudited financial information in the table below summarizes the combined results of operations of ManTech and SRS, on a pro forma basis, as though the companies had been combined as of the beginning of the period presented. The pro forma financial information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition and borrowings under our credit agreement (see Note 8) had taken place at the beginning of the period presented. The pro forma financial information for March 31, 2007 includes the business combination accounting effect on historical ManTech for amortization charges from acquired intangible assets, interest expense at our current level of debt, removal of SRS’s CEO salary and benefit related costs, and the related tax effects.

The unaudited pro forma financial information for the three months ended March 31, 2007 presented below combines the historical results for ManTech and SRS.

(in thousands except per share amounts)	Three months ended March 31, 2007
Revenue	$345,055
Income from continuing operations-net of taxes	$13,343
Net Income	$13,223
Diluted earnings per share (Class A and B common stock)	$0.39

4. Earnings Per Share

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

Basic earnings per share has been computed by dividing net income available to common stockholders by the weighted average number of shares of common stock outstanding during each period. Shares issued during the period and shares reacquired during the period are weighted for the portion of the period in which the shares were outstanding. Diluted earnings per share has been computed in a manner consistent with that of basic earnings per share while giving effect to all potentially dilutive common shares that were outstanding during each period. The following table represents a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations (in thousands):

	Three Months Ended March 31,
	2008	2007
Numerator for net income per Class A and Class B common stock:
Net income	$19,933	$13,248

Numerator for basic net income Class A common stock	$11,720	$7,550
Numerator for basic net income Class B common stock	$8,213	$5,698

Numerator for diluted net income Class A common stock	$11,829	$7,627
Numerator for diluted net income Class B common stock	$8,104	$5,621

Basic weighted average common shares outstanding
Class A common stock	20,319	19,306
Class B common stock	14,238	14,570

Effect of potential exercise of stock options
Class A common stock	463	465
Class B common stock	—	—

Diluted weighted average common shares outstanding - Class A	20,782	19,771

Diluted weighted average common shares outstanding - Class B	14,238	14,570

For the three months ended March 31, 2008 and 2007, options to purchase 701 thousand and 518 thousand shares, respectively, weighted for the portion of the period for which they were outstanding, were outstanding but not included in the computation of diluted earnings per share because the options’ effect would have been anti-dilutive. For the three months ended March 31, 2008 and 2007, shares issued from the exercise of stock options were 179 thousand and 161 thousand, respectively.

5. Revenues and Receivables

We deliver a broad array of information technology and technical services solutions under contracts with the U.S. government, state and local governments, and commercial customers. The components of contract receivables are as follows (in thousands):

	March 31, 2008	December 31, 2007
Billed receivables	$300,655	$298,059
Unbilled receivables:
Amounts billable	46,019	32,194
Revenues recorded in excess of funding	5,851	7,792
Revenues recorded in excess of milestone billings on fixed price contracts	3,519	3,448
Retainage	1,907	2,127
Allowance for doubtful accounts	(6,557)	(6,153)

	$351,394	$337,467

Amounts billable consist principally of amounts to be billed within the next month. Revenues recorded in excess of funding are billable upon receipt of contractual amendments or other modifications. Revenues recorded in excess of milestone billings on fixed price contracts consist of amounts not expected to be billed within the next month. The retainage is billable upon completion of the contract performance and approval of final indirect expense rates by the government. Accounts receivable at March 31, 2008, are expected to be substantially collected within one year except for approximately $1.9 million.

6. Property and Equipment

Major classes of property and equipment are summarized as follows (in thousands):

	March 31, 2008	December 31, 2007
Furniture and equipment	$24,213	$23,916
Leasehold improvements	13,642	13,543

	37,855	37,459
Less: Accumulated depreciation and amortization	(24,070)	(23,289)

	$13,785	$14,170

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

The changes in the carrying amounts of goodwill during the year ended December 31, 2007 and the period ended March 31, 2008 are as follows (in thousands):

		Goodwill balance
December 31, 2006		$248,429
Less: Accumulated amortization (pre adoption of SFAS 142)		(10,107)

Net amount at December 31, 2006		238,322
Acquisition-SRS Technologies, Inc.	$150,345
Acquisition-McDonald Bradley, Inc.	62,965
Additional consideration for the acquisition of GRS Solutions, Inc.	200	213,510

Net amount at December 31, 2007		$451,832
Additional consideration for the acquisition of McDonald Bradley, Inc.	$47
Fair value adjustment to tangible assets of McDonald Bradley, Inc.	110
Additional consideration for the acquisition of SRS Technologies, Inc.	56	213

Net amount at March 31, 2008		$452,045

Intangible assets consisted of the following (in thousands):

	March 31, 2008			December 31, 2007
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized intangible assets:
Contract and program intangibles	$96,240	$22,717	$73,523	$96,240	$20,265	$75,975
Capitalized software cost for sale	11,672	10,496	1,176	11,672	10,430	1,242
Capitalized software cost for internal use	13,859	8,519	5,340	13,699	7,997	5,702
Other	58	2	56	57	—	57

	$121,829	$41,734	$80,095	$121,668	$38,692	$82,976

Aggregate amortization expense for the three months ended March 31, 2008 and 2007 was $3.0 million and $1.8 million, respectively. We estimate that we will have the following amortization expense for the future periods indicated below (in thousands):

For the remaining nine months ending December 31, 2008	$9,711
Year ending:
December 31, 2009	$10,903
December 31, 2010	$9,177
December 31, 2011	$6,219
December 31, 2012	$5,033
December 31, 2013	$4,377

8. Debt

We maintain a revolving credit agreement with a syndicate of lenders led by Bank of America, N.A, as administrative agent. The credit agreement provides for a $300.0 million revolving credit facility, with a $25.0 million letter of credit sub limit and a $30.0 million swing line loan sub limit. The credit agreement also contains an accordion feature that permits the Company to arrange with the lenders for them to provide up to $100.0 million in additional commitments. The maturity date for the credit agreement is April 30, 2012.

Borrowings under the credit agreement are collateralized by our assets and bear interest at one of the following rates as selected by the Company: a LIBOR-based rate plus market-rate spreads that are determined based on a company leverage ratio calculation (0.875% to 1.5%), or the lender’s base rate, which is the lower of the Federal Funds Rate plus 0.5% or Bank of America’s prime lending rate. At March 31, 2008, the borrowing rate on our outstanding debt was 3.01%.

The terms of the credit agreement permit prepayment and termination of the loan commitments at any time, subject to certain conditions. The credit agreement requires the Company to comply with specified financial covenants, including the maintenance of a certain leverage ratio and fixed charge coverage ratio. The credit agreement also contains various covenants, including affirmative covenants with respect to certain reporting requirements and maintaining certain business activities, and negative covenants that, among other things, may limit our ability to incur liens, incur additional indebtedness, make investments, make acquisitions, pay cash dividends, and undertake certain additional actions. As of March 31, 2008, we were in compliance with our financial covenants under the credit agreement.

We had $148.1 million outstanding on our credit facility at March 31, 2008 and $165.0 million at December 31, 2007. The maximum additional available borrowing under the credit facility at March 31, 2008 was $151.2 million. As of March 31, 2008, we were contingently liable under letters of credit totaling $0.7 million, which reduces our availability to borrow under our credit facility.

9. Commitments and Contingencies

Payments to us on cost-reimbursable contracts with the U.S. government are provisional payments subject to adjustment upon audit by the DCAA or other government audit agencies. The majority of audits for 2002, 2003 and 2004 have been completed and resulted in no material adjustments. The remaining audits for 2002 through 2007 are not expected to have a material effect on the results of future operations.

In the normal course of business, we are involved in certain governmental and legal proceedings, claims and disputes, and have litigation pending under several suits. We believe that the ultimate resolution of these matters will not have a material effect on our financial position, results of operations, or cash flows.

10. Stock-Based Compensation

Stock Options— In June 2006, the Company’s stockholders approved our 2006 Management Incentive Plan (the Plan), which was designed to enable us to attract, retain and motivate key employees. The Plan amended and restated the Company’s Management Incentive Plan that was approved by the Company’s stockholders prior to the initial public offering in 2002 (the 2002 Plan). In connection with the creation of the Plan, all options outstanding under the 2002 Plan and the ManTech International Corporation 1995 Long-Term Incentive Plan were assumed. Awards granted under the Plan are settled in shares of Class A common stock. At the beginning of each year, the Plan provides that the number of shares available for issuance automatically increases by an amount equal to one and one-half percent of the total number of shares of Class A and Class B common stock outstanding on December 31st of the previous year. On January 2, 2008, 517,667 additional shares were made available for issuance under the Plan. Through March 31, 2008, the aggregate number of shares of our common stock authorized for issuance under the Plan was 7,312,649. Through March 31, 2008, 2,600,785 shares of our Class A common stock have been issued as a result of the exercise of the options granted under the Plan. The Plan expires in June 2016.

The Plan is administered by the compensation committee of our board of directors, along with its delegates. Subject to the express provisions of the Plan, the committee has broad authority to administer and interpret the Plan, including the discretion to determine the exercise price, vesting schedule, contractual life and the number of shares to be issued.

We typically issue options that vest in three equal installments, beginning on the first anniversary of the date of grant. Prior to January 1, 2006, we typically issued options under the 2002 Plan that expired ten years after the date of grant. Under the terms of the Plan, the contractual life of the option grants may not exceed eight years. During the three months ended March 31, 2008 and 2007, we issued options that expire five years from the date of grant. The Company expects that it will continue to issue options that expire five years from the date of grant for the foreseeable future.

Stock Compensation Expense— Effective January 1, 2006, we adopted the Financial Accounting Standards Board (FASB) SFAS No. 123 (revised 2004), Share-Based Payment, using the modified prospective method. Under this method, compensation costs for all awards granted after the date of adoption and the unvested portion of previously granted awards are measured at an estimated fair value and included in operating expenses or capitalized as appropriate over the vesting period during which an employee provides service in exchange for the award. For the three months ended March 31, 2008 and 2007, total recognized tax benefits from the exercise of stock options were $0.9 million and $0.6 million, respectively. For the three months ended March 31, 2008 and 2007, we recorded $1.7 million and $1.6 million of stock-based compensation cost as general and administrative expense in our statement of operations, respectively. No compensation expense of employee’s holding stock options, including stock-based compensation expense, was capitalized during the period. As of March 31, 2008, there was $12.1 million of unrecognized compensation cost related to share-based compensation arrangements that we expect to vest. The weighted-average period over which expense is expected to be recognized is 2.3 years.

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

The following weighted-average assumptions were used for option grants during the three months ended March 31, 2008 and 2007:

Volatility. The expected volatility of the options granted was estimated based upon historical volatility of the Company’s share price through weekly observations of the Company’s trading history. For the three months ended March 31, 2008 and 2007 we used a volatility of 34.3% and 42.7%, respectively.

Expected Term. The expected term of options granted to employees during the three months ended March 31, 2008 was determined from historical exercises of the grantee population. For all grants valued during the three months ended March 31, 2008 and 2007, the options had graded vesting over 3 years (33.3% of the options in each grant vest annually) and the contractual term was 5 years. For the three months ended March 31, 2008 and 2007, we used a weighted-average expected term of 2.92 years and 3.13 years, respectively.

Risk-free Interest Rate. The yield on zero-coupon U.S. Treasury strips was used to extrapolate a forward-yield curve. This “term structure” of future interest rates was then input into a numeric model to provide the equivalent risk-free rate to be used in the Black-Scholes-Merton model based on expected term of the underlying grants. For the three months ended March 31, 2008 and 2007, the weighted-average risk-free interest rate used was 1.63% and 4.55%, respectively.

Dividend Yield. The Black-Scholes-Merton valuation model requires an expected dividend yield as an input. We have not issued dividends in the past nor do we expect to issue dividends in the future. As such, the dividend yield used in our valuations for the three months ended March 31, 2008 and 2007 was zero, respectively.

Stock Option Activity— During the three months ended March 31, 2008; we granted stock options to purchase 540,250 shares of Class A common stock at a weighted-average exercise price of $42.00 per share, which reflects the fair market value of the shares on the date of grant. The weighted-average fair value of options granted during the three months ended March 31, 2008 and 2007, as determined under the Black-Scholes-Merton valuation model, was $10.47 and $11.77, respectively. These options vest in 3 equal installments over 3 years and have a contractual term of 5 years. Option grants that vested during the three months ended March 31, 2008 and 2007 had a combined fair value of $4.4 million and $2.9 million, respectively.

The following table summarizes the stock option activity for the year ended December 31, 2007 and the three months ended March 31, 2008:

	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value (in thousands)
Shares under option, December 31, 2006	2,255,119	$21.00
Options granted	796,000	$36.41
Options exercised	(635,471)	$20.57	$14,772
Options cancelled and expired	(114,406)	$27.33

Shares under option, December 31, 2007	2,301,242	$28.30
Options granted	540,250	$42.00
Options exercised	(176,369)	$23.64	$3,596
Options cancelled and expired	(40,499)	$27.37

Shares under option, March 31, 2008	2,624,624	$31.47	$36,453

The following table summarizes nonvested stock options for the three months ended March 31, 2008:

	Number of Shares	Weighted Average Fair Value
Nonvested stock options at December 31, 2007	1,308,494	$11.04
Options granted	540,250	$10.47
Vested during period	(426,209)	$10.36
Options cancelled	(19,166)	$10.58

Nonvested shares under option, March 31, 2008	1,403,369	$10.96

Information concerning stock options outstanding and stock options expected to vest at March 31, 2008:

	Options Exercisable and Expected to Vest	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Aggregate Intrinsic Value (in thousands)
Stock options exercisable	1,221,255	4.9	$24.08	$25,990
Stock options expected to vest	1,199,446	4.0	$37.72	$9,165

Options exercisable and expected to vest	2,420,701

11. Business Segment and Geographic Area Information

We operate as one segment, delivering a broad array of information technology and technical services solutions under contracts with the U.S. government, state and local governments, and commercial customers. Our federal government customers typically exercise independent contracting authority, and even offices or divisions within an agency or department may directly, or through a prime contractor, use our services as a separate customer so long as that customer has independent decision-making and contracting authority within its organization. Revenues from the U.S. government under prime contracts and subcontracts were approximately 97.9% and 97.5% of our total revenue for the three months ended March 31, 2008 and 2007, respectively. There were no sales to any customers within a single country (except for the United States) where the sales accounted for 10% or more of total revenue. We treat sales to U.S. government customers as sales within the United States regardless of where the services are performed. Substantially all assets were held in the United States for the periods ended March 31, 2008 and December 31, 2007. Revenues by geographic customer and the related percentages of total revenues for the three months ended March 31, 2008 and 2007, were as follows (in thousands):

	Three Months Ended March 31,
	2008		2007
United States	$419,445	98.7%	$289,907	98.5%
International	5,627	1.3	4,378	1.5

	$425,072	100.0%	$294,285	100.0%

During the three months ended March 31, 2008 and 2007, one contract in continuing operations, Countermine IED Maintenance, exceeded 10% of our revenue.

	Three Months Ended March 31,
	2008	%	2007	%
	(amount in thousands)
Revenues from external customers:
Countermine IED Maintenance	55,838	13%	40,413	14%
All other contracts	369,234	87%	253,872	86%

ManTech Consolidated	$425,072	100%	$294,285	100%

Operating Income:
Countermine IED Maintenance	1,031	3%	964	5%
All other contracts	33,523	97%	20,399	95%

ManTech Consolidated	$34,554	100%	$21,363	100%

Receivables:
Countermine IED Maintenance	21,358	6%	13,519	6%
All other contracts	330,036	94%	229,681	94%

ManTech Consolidated	$351,394	100%	$243,200	100%

Disclosure items required under SFAS No. 131 including interest revenue, interest expense, depreciation and amortization, costs for stock-based compensation programs, certain unallowable costs as determined under Federal Acquisition Regulations, and expenditures for segment assets are not applicable as we review those items on a consolidated basis.

12. Discontinued Operations

On February 23, 2007, we sold ManTech MSM Security Services, Inc. (MSM) to MSM Security Services Holdings, LLC for $3.0 million in cash. The sale resulted in a pre-tax gain of $0.6 million recorded in the first quarter of 2007. MSM Security Services Holdings LLC is solely owned by George J. Pedersen, ManTech’s Chairman and Chief Executive Officer. Mr. Pedersen presented an offer to the ManTech Board of Directors to purchase our MSM subsidiary. Mr. Pedersen’s offer exceeded the value of any other definitive offer extended to the Company. The transaction was approved by ManTech’s independent directors after receiving unanimous recommendation for approval of the transaction from a special committee of the Board, comprised solely of independent directors. The special committee had retained the services of independent legal counsel and independent financial advisors to advise the committee and assist it in connection with its duties.

During 2007, the condensed consolidated financial statements and related note disclosures reflected the MSM subsidiary as Long-Lived Assets to Be Disposed Of by Sale in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” As such in 2007, MSM was classified as held for sale in the condensed consolidated balance sheets and discontinued operations, net of applicable income taxes in the condensed consolidated statements of income.

The following discloses the results of the discontinued operations of MSM for the three months ended March 31, 2007 (in thousands):

Revenue	$1,829
Loss before income taxes	$(749)
Net Loss	$(458)

13. Retirement Plan Distribution and Treasury Stock Acquisition

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

The converted shares were surrendered to the Company to pay taxes applicable to the distribution of all GJP SERP shares on Mr. Pedersen’s behalf. The shares have been accounted for as treasury stock on our condensed consolidated balance sheet, using the cost method, at a value of $9.1 million. In addition, at March 31, 2007 we recognized an $8.6 million tax benefit on the distribution from the trust. The tax benefit was recorded to additional paid-in capital and was reported as a cash inflow from financing activities on our condensed statement of cash flows for the three months ended March 31, 2007.

14. Fair Value Measurements

In September 2006, the FASB issued SFAS No. 157 (SFAS 157), “Fair Value Measurements,” which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. SFAS 157 applies to other accounting pronouncements that require or permit fair value measurements, but does not require any new fair value measurements.

SFAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability (exit price) in an orderly transaction between market participants at the measurement date. The principal market, as prescribed by SFAS 157, is the market in which the reporting entity would sell the asset or transfer the liability with the greatest volume and level of activity for the asset or liability. If there is no principal market, the most advantageous market is used. This is the market in which the reporting entity would sell the asset or transfer the liability with the price that maximizes the amount that would be received for the asset or minimizes the amount that would be paid to transfer the liability. SFAS 157 clarifies that fair value should be based on assumptions market participants would make in pricing the asset or liability. Where available, fair value is based on observable quoted market prices or derived from observable market data. Where observable prices or inputs are not available, valuation models are used (i.e. Black-Scholes-Merton or a binomial model).

Effective January 1, 2008, financial assets and liabilities recorded at fair value on a recurring basis on our condensed consolidated balance sheet were categorized based on the priority of the inputs used in the valuation technique to measure fair value. SFAS 157 established a three level fair value hierarchy to classify the inputs used in measuring fair value as follows:

Level 1-Inputs are unadjusted quoted prices in active markets for identical assets or liabilities available at the measurement date.

Level 2-Inputs are unadjusted quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets and liabilities in markets that are not active, inputs other than quoted prices that are observable, and inputs derived from or corroborated by observable market data.

Level 3-Inputs are unobservable inputs which reflect the reporting entity’s own assumptions on what assumptions the market participants would use in pricing the asset or liability based on the best available information.

As of March 31, 2008, our financial assets measured at fair value consisted of items such as money market investments, mutual funds, and life insurance policies. These are all valued based on observable quoted market prices for similar assets.

The following table summarizes the financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2008 and the level they fall within the fair value hierarchy (in thousands):

	Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets (Level One)	Significant Other Observable Inputs (Level Two)	Significant Unobservable Inputs (Level Three)	Total March 31, 2008
Assets:
Employee supplemental savings plan assets	$—	$16,387	$—	$16,387

Liabilities:
Employee supplemental savings plan liability	$—	$16,564	$—	$16,564

On February 12, 2008, the FASB issued FASB Staff Position (FSP) No. 157-2 which delays the effective date of SFAS 157 for nonfinancial assets and liabilities to fiscal years beginning after November 15, 2008. With this deferral, we have not applied the provisions of SFAS 157 to goodwill and intangible assets. We are still assessing the impact the adoption of SFAS 157 for nonfinancial assets and liabilities will have on our consolidated financial statements.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction and Overview

We are a provider of innovative technologies and solutions for mission-critical national security programs for the U.S. government Intelligence Community, the Departments of Defense, State, Homeland Security and Justice; the Space Community; and other federal government agencies. Our expertise includes engineering, systems integration, software services, enterprise architecture, information assurance and security architecture, intelligence operations and analysis support, network and critical infrastructure protection, information operations and computer forensics, information technology, communications integration and engineering support. With approximately 7,400 highly qualified employees, we operate in the United States and approximately 40 countries worldwide.

We derive revenue primarily from contracts with U.S. government agencies that are focused on national security and as a result, funding for our programs is generally linked to trends in U.S. government spending in the areas of defense, intelligence and homeland security. Related to the evolving terrorist threats and world events, the U.S. government has continued to increase its overall defense, intelligence and homeland security budgets.

We recommend that you read this discussion and analysis in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our annual report on Form 10-K for the fiscal year ended December 31, 2007, previously filed with the SEC.

Three Months Ended March 31, 2008 Compared to the Three Months Ended March 31, 2007

	Condensed Consolidated Statements of Income
	Three Months Ended March 31,				Period to Period Change
	2008	2007	2008	2007	2007 to 2008
	Dollars		Percentages		Dollars	Percent
	( dollars in thousands)
REVENUES	$425,072	$294,285	100.0%	100.0%	$130,787	44.4%
Cost of services	355,718	246,903	83.7%	83.9%	108,815	44.1%
General and administrative expenses	34,800	26,019	8.2%	8.8%	8,781	33.7%

OPERATING INCOME	34,554	21,363	8.1%	7.3%	13,191	61.7%
Interest expense	(1,642)	(94)	0.4%	0.0%	(1,548)	1646.8%
Interest income	211	421	0.0%	0.1%	(210)	-49.9%
Other (expense) income, net	(120)	12	0.0%	0.0%	(132)	-1100.0%

INCOME FROM CONTINUING OPERATIONS
BEFORE INCOME TAXES	33,003	21,702	7.8%	7.4%	11,301	52.1%
Provision for income taxes	(13,070)	(8,334)	3.1%	2.8%	(4,736)	56.8%

INCOME FROM CONTINUING OPERATIONS	19,933	13,368	4.7%	4.5%	6,565	49.1%
(Loss) from operations of discontinued component, net of taxes	—	(458)	0.0%	0.2%	458	-100.0%
Gain on sale of discontinued operation, net of taxes	—	338	0.0%	0.1%	(338)	100.0%

NET INCOME	$19,933	$13,248	4.7%	4.5%	$6,685	50.5%

Revenues

Revenues increased 44.4% to $425.1 million for the three months ended March 31, 2008, compared to $294.3 million for the same period in 2007. The increase was primarily due to our contracts supporting forward deployments in Iraq and Afghanistan and our acquisitions of SRS Technologies (SRS) in May 2007 and McDonald Bradley (MBI) in December 2007. For the three months ending March 31, 2008, SRS added $51.9 million and MBI added $12.4 million to our consolidated revenues. Our additional growth of $66.5 million came primarily from maintenance, repair and sustainment contracts in forward deployed environments, including contracts for the installation and repair of systems designed to counter mines and improvised explosive devices (IED’s) as well as escalated and expanded requirements on our global property management contract.

Due to our recent acquisitions and continued support of the global war on terrorism, including wars in Iraq and Afghanistan, we expect our growth trend to continue through 2008. However, events that we are unable to predict, such as changes in U.S. policy and tactics related to the wars, may impact our future performance trend.

Cost of services

Cost of services increased 44.1% to $355.7 million for the three months ended March 31, 2008, compared to $246.9 million for the same period in 2007. The increase in cost of services is primarily due to larger purchases of equipment and materials directly for contracts and our acquisitions of SRS in May 2007 and MBI in December 2007. As a percentage of revenues, cost of services decreased 0.2% to 83.7% for the three months ended March 31, 2008 as compared to 83.9% for the same period in 2007. Direct labor costs, which include applicable fringe benefits and overhead, increased by 38.0% primarily due the acquisitions of SRS and MBI. As a percentage of revenues, direct labor costs decreased 1.9% to 41.3% for the three months ended March 31, 2008 compared to 43.2% for the same period in 2007. The decrease in direct labor as a percentage of revenues is primarily due to lower fringe benefit and overhead costs in relation to revenues. Other direct costs, which include subcontractors and third party equipment and materials used in the performance of our contracts, increased by 50.5% over the same period in 2007. The increase in other direct costs was primarily due to an increase in purchases of equipment and materials on our contracts for installation and repair of systems designed to counter mines and IEDs, as noted above, as well as the acquisitions of SRS and MBI. As a percentage of revenues, other direct costs increased from 40.7% for the three months ended March 31, 2007 to 42.4% for the same period in 2008.

General and administrative expenses

General and administrative expenses increased 33.7% to $34.8 million for the three months ended March 31, 2008, compared to $26.0 million for the same period in 2007. The increase in expense resulted primarily from the acquisition of SRS and MBI as well as increased bid and proposal spending. As a percentage of revenues, general and administrative expenses decreased to 8.2% from 8.8% for the three months ended March 31, 2008 and 2007, respectively. The reduction as a percentage of revenues was largely due to a management cost cutting initiative in 2007 and leveraging our administrative expenses over a larger revenue base. For the three months ended March 31, 2008 and 2007, we recognized $1.7 million and $1.6 million in share-based compensation expense under Statement of Financial Accounting Standards (SFAS) No. 123R, respectively.

Interest expense

Interest expense increased $1.5 million to $1.6 million for the three months ended March 31, 2008, compared to $0.1 million for the same period in 2007. The increase in interest expense is a result of borrowings under our credit facility during the latter parts of 2007 to support our acquisitions of SRS and MBI. For the three months ended March 31, 2008, we had an average debt balance of $175.8 million compared to no borrowings for the same period in 2007. The interest rate we incur on our credit facility is impacted by changes in the Federal Funds Rate. Changes in this lending rate could lead to fluctuations in our interest expense in future periods. For additional information, see “Credit Agreement,” below.

Interest income

Interest income decreased $0.2 million to $0.2 million of the three months ended March 31, 2008, compared to $0.4 million for the same period in 2007. The fluctuation is due to a significant reduction of cash on hand at March 31, 2008 as compared to March 31, 2007. We used a combination of available cash and our credit facility to finance our acquisitions of SRS and MBI in the latter parts of 2007.

Net income

Net income increased 50.5% to $19.9 million for the three months ended March 31, 2008, compared to $13.3 million for the same period in 2007. The increase is a result of higher revenue and increased income from continuing operations as well improved margins primarily driven by reduced administrative costs as a percentage of sales. Our effective tax rates for the three months ended March 31, 2008 and 2007 were 39.6% and 38.4%, respectively. Our increased effective tax rate was primarily the result of unfavorable fluctuations in our deferred compensation plan assets.

Backlog

At March 31, 2008 and December 31, 2007, our backlog was $3.4 billion and $3.2 billion, respectively, of which $0.9 billion and $0.8 billion, respectively, was funded backlog. At March 31, 2007, our backlog was $2.9 billion, of which $0.8 billion was funded backlog. The acquisition of SRS and MBI added $0.6 billion to our backlog, of which $0.2 billion was funded backlog, at March 31, 2008. Backlog represents estimates that we calculate on a consistent basis. Additional information on how we determine backlog is included in our annual report on Form 10-K for the fiscal year ended December 31, 2007, previously filed with the SEC.

Effects of Inflation

Inflation and uncertainties in the macroeconomic environment, such as increases in fuel and other energy costs, and conditions in the mortgage backed securities market could also impact our labor rates beyond the predetermined escalation factors. However, we generally have been able to price our contracts in a manner to accommodate the rates of inflation experienced in recent years. Under our time and materials contracts, labor rates are usually adjusted annually by predetermined escalation factors. Our cost reimbursable contracts automatically adjust for changes in cost. Under our fixed-price contracts, we include a predetermined escalation factor, but generally, we have not been adversely affected by inflation. Purchases of equipment and materials directly for contracts are usually cost reimbursable.

In addition, inflation or inflationary concerns could prompt the Federal Reserve to begin increasing the federal funds rate. As the borrowing rate in our credit facility is tied to the federal funds rate, increases in this rate, given similar levels of debt, could lead to higher interest expense.

Liquidity and Capital Resources

Our primary liquidity needs are the financing of acquisitions, working capital, and capital expenditures. Our primary source of liquidity is cash provided by operations and our revolving credit facility. At March 31, 2008, we had $148.1 million outstanding under our credit facility. At March 31, 2008, we were contingently liable under letters of credit totaling $0.7 million, which reduces our ability to borrow under our credit facility. The maximum available borrowing under our credit facility at March 31, 2008 was $151.2 million. Generally, cash provided by operating activities is adequate to fund our operations. Due to fluctuations in our cash flows and the growth in our operations, it is necessary from time to time to increase borrowings under our credit facility to meet cash demands. In the future, we may borrow greater amounts in order to finance acquisitions or new contract start ups.

Net cash flows from operating activities

	Three months ended March 31,
(in thousands)	2008	2007
Cash provided by (used) in operating activities from continuing operations:	$15,011	$(10,200)
Cash used by discontinued operations:	—	(1,562)

Cash provided by (used) in operating activities:	$15,011	$(11,762)

Cash provided by operating activities from continuing operations for the three months ended March 31, 2008 was $15.0 million, compared to a use of cash of $10.2 million in operating activities for the three months ended March 31, 2007. The increase in cash provided by operating activities for the three months ended March 31, 2008 compared to a use in operating activities for the same period in 2007 was primarily due to a $10.5 million increase in earnings (adjusted for non cash items), an increase in accounts payable and accrued expenses of $28.8 million, partially offset by an increase in accounts receivable of $7.2 million and a reduction in accrued salaries and related expenses of $4.8 million. The increase in accounts payable and accrued expenses is primarily due to an increase in federal taxes payable and accrued expenses for project related direct costs. Federal taxes payable increased over the prior year due to the tax benefit received in prior year on the distribution of the supplemental executive retirement plan (see financing activities below). The tax benefit received in the prior year reduced our federal taxes payable and there is no corresponding tax benefit in the current year. The higher cash outflow during 2007 was primarily due to the timing of payments for subcontractors and material purchases. The reduced cash outflow from discontinued operations is the result of the sale of our ManTech MSM Security Services, Inc. (MSM) subsidiary on February 23, 2007.

Net cash flows from investing activities

	Three months ended March 31,
(in thousands)	2008	2007
Cash used in investing activities from continuing operations:	$(1,248)	$(1,988)
Cash provided by investing activities from discontinued operations:	—	3,000

Cash (used) in provided by investing activities:	$(1,248)	$1,012

Cash used in investing activities from continuing operations was $1.2 million for the three months ended March 31, 2008, compared to $2.0 million for the same period in 2007. The cash outflows from continuing operations in 2008 and 2007 are primarily the result of our investment in property, plant, and equipment and internally used software to support our business. For the three months ended March 31, 2007, we had an investing cash inflow from discontinued operations of $3.0 million from the sale of our MSM subsidiary. For additional information see “Discontinued Operations” below. Cash flow from investing activities can fluctuate significantly with the execution of our acquisition strategy.

Net cash flows from financing activities

	Three months ended March 31,
(in thousands)	2008	2007
Cash (used) in provided by financing activities:	$(11,827)	$3,357

Cash used in financing activities was $11.8 million for the three months ended March 31, 2008, compared to cash provided by financing activities of $3.4 million for the same period in 2007. The net cash used in financing activities for the three months ended March 31, 2008 resulted from net payments on our credit facility of $16.9 million offset by proceeds from the exercise of stock options along with the related tax benefits of $5.1 million. For the three months ended March 31, 2007 cash provided by financing activities primarily resulted from the exercise of stock options and the related tax benefits of $3.9 million. In addition, we acquired treasury stock with a cost of $9.1 million related to the distribution of a supplemental executive retirement plan (SERP) for our Chairman and Chief Executive Officer (for additional information, see note 13 “Retirement Plan Distribution and Treasury Stock Acquisition” to our condensed consolidated financial statements in Item 1). The cash outflow for the acquisition of treasury stock was partially offset by the excess tax benefits generated by the SERP transaction of $8.6 million.

Cash from financing activities is driven primarily from the proceeds on the exercise of stock options and their associated excess tax benefits as well as the use of our credit facility to fund operations and/or acquisitions.

Credit Agreement

We maintain a revolving credit agreement with a syndicate of lenders led by Bank of America, N.A, as administrative agent. The credit agreement provides for a $300.0 million revolving credit facility, with a $25.0 million letter of credit sub limit and a $30.0 million swing line loan sub limit. The credit agreement also contains an accordion feature that permits the Company to arrange with the lenders for them to provide up to $100.0 million in additional commitments. The maturity date for the credit agreement is April 30, 2012.

Borrowings under the credit agreement are collateralized by our assets and bear interest at one of the following rates as selected by the Company: a LIBOR-based rate plus market-rate spreads that are determined based on a company leverage ratio calculation (0.875% to 1.5%), or the lender’s base rate, which is the lower of the Federal Funds Rate plus 0.5% or Bank of America’s prime lending rate.

The terms of the credit agreement permit prepayment and termination of the loan commitments at any time, subject to certain conditions. The credit agreement requires the Company to comply with specified financial covenants, including the maintenance of a certain leverage ratio and fixed charge coverage ratio. The credit agreement also contains various covenants, including affirmative covenants with respect to certain reporting requirements and maintaining certain business activities, and negative covenants that, among other things, may limit our ability to incur liens, incur additional indebtedness, make investments, make acquisitions, pay cash dividends, and undertake certain additional actions. As of March 31, 2008, we were in compliance with our financial covenants under the credit agreement.

We believe the capital resources available to us under our credit agreement and cash from our operations are adequate to fund our ongoing operations and to support the internal growth we expect to achieve for at least the next twelve months. We anticipate financing our external growth from acquisitions and our longer-term internal growth through one or more of the following sources: cash from operations; additional borrowing; issuance of equity; use of the credit agreement; or a refinancing of our credit agreement.

Discontinued Operations

On February 23, 2007, we sold ManTech MSM Security Services, Inc. (MSM) to MSM Security Services Holdings, LLC for $3.0 million in cash. The sale resulted in a pre-tax gain of $0.6 million recorded in the first quarter of 2007. MSM Security Services Holdings LLC is solely owned by George J. Pedersen, ManTech’s Chairman and Chief Executive Officer. Mr. Pedersen presented an offer to the ManTech Board of Directors to purchase our MSM subsidiary. Mr. Pedersen’s offer exceeded the value of any other definitive offer extended to the Company.

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

During 2007, the condensed consolidated financial statements and related note disclosures reflected the MSM subsidiary as Long-Lived Assets to Be Disposed Of by Sale in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” As such in 2007, MSM was classified as held for sale in the condensed consolidated balance sheets and discontinued operations, net of applicable income taxes in the condensed consolidated statements of income.

Critical Accounting Estimates and Policies

Critical accounting policies are defined as those that are reflective of significant judgments and uncertainties, and potentially result in materially different results under different assumptions and conditions. Application of these policies is particularly important to the portrayal of our financial condition and results of operations. The discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these consolidated financial statements requires management to make estimates and judgments that affect the reported amount of assets, liabilities, revenues and expenses. Actual results may differ from these estimates under different assumptions or conditions. Our significant accounting policies, including the critical policies listed below, are fully described and discussed in our annual report on Form 10-K for the fiscal year ended December 31, 2007, previously filed with the SEC.

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

We derive the majority of our revenue from cost-plus-fixed-fee, cost-plus-award-fee, firm-fixed-price, or time-and-materials contracts. Revenues for cost-reimbursement contracts are recorded as reimbursable costs are incurred, including an estimated share of the applicable contractual fees earned. For performance-based fees under cost reimbursable contracts, that are subject to the provisions of American Institute of Certified Public Accountants (“AICPA”) Statement of Position (“SOP”) No. 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts (SOP 81-1), we recognize the relevant portion of the expected fee to be awarded by the client at the time such fee can be reasonably estimated, based on factors such as our prior award experience and communications with the client regarding performance. For cost reimbursable contracts with performance-based fee incentives that are subject to the provisions of U.S. Securities and Exchange Commission Staff Accounting Bulletin No. 104, Revenue Recognition (SAB 104), we recognize the relevant portion of the fee upon customer approval. For time-and-material contracts, revenue is recognized to the extent of billable rates times hours delivered plus material and other reimbursable costs incurred. For long-term fixed-price production contracts, revenue is recognized at a rate per unit as the units are delivered, or by other methods to measure services provided. Revenue from other long-term fixed-price contracts is recognized ratably over the contract period or by other appropriate methods to measure services provided. Contract costs are expensed as incurred except for certain limited long-term contracts noted below. For long-term contracts which are specifically described in the scope section of SOP 81-1 or other appropriate accounting literature we apply the percentage of completion method. Under the percentage of completion method, income is recognized at a consistent profit margin over the period of performance based on estimated profit margins at completion of the contract. This method of accounting requires estimating the total revenues and total contract cost at completion of the contract. During the performance of long-term contracts, these estimates are periodically reviewed and revisions are made as required. The impact on revenue and contract profit as a result of these revisions is included in the periods in which the revisions are made. This method can result in the deferral of costs or the deferral of profit on these contracts. Because we assume the risk of performing a fixed-price contract at a set price, the failure to accurately estimate ultimate costs or to control costs during performance of the work could result, and in some instances has resulted, in reduced profits or losses for such contracts. Estimated losses on contracts at completion are recognized when identified. In certain circumstances, revenues are recognized when contract amendments have not been finalized.

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

Other Matters

Our significant accounting policies, including the critical policies listed above, are described in the notes to the consolidated financial statements for the year ended December 31, 2007, included in our Annual Report on Form 10-K filed with the SEC on March 17, 2008.

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” (SFAS 157) which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. SFAS 157 applies to other accounting pronouncements that require or permit fair value measurements, but does not require any new fair value measurements. A fair value hierarchy was established to classify the inputs used in measuring fair value. Disclosure requirements require disclosure of the level in the fair value hierarchy in which the fair value measurements in their entirety fall. On February 12, 2008, the FASB deferred the effective date for nonfinancial assets and liabilities to fiscal years beginning after November 15, 2008. For fiscal years beginning after November 15, 2007, the Company will be required to implement SFAS 157 for financial assets and liabilities, as well as for any other assets and liabilities that are carried at fair value on a recurring basis in the financial statements. Effective January 1, 2008 we categorized our financial assets and liabilities measured at fair value by level in the hierarchy based on the priority of the inputs used in the valuation technique to measure fair value. See Note 14 to the Condensed Consolidated Financial Statements in Item 1 for expanded disclosure requirements. At this time we are assessing the impact the adoption of SFAS 157 for nonfinancial assets and liabilities will have on our consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Liabilities – Including an amendment of FASB Statement No. 115,” (SFAS 159) which permits entities to measure eligible items at fair value. For items where the fair value election is made, we will be required to report unrealized gains or losses in earnings. SFAS 159 is effective for fiscal years beginning after November 15, 2007. As of March 31, 2008, our financial assets and liabilities currently held are excluded from the provisions of SFAS 159. In the event that we acquire a significant qualifying investment or liability, or our debt currently held is modified we would reevaluate the options available to us under the provisions of SFAS 159.

In March 2007, the FASB Emerging Issues Task Force ratified Issue 06-10 (EITF 06-10), “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Collateral Assignment Split-Dollar Life Insurance Arrangements,” which clarifies the treatment of split dollar life insurance arrangements in regards to SFAS 106 and Accounting Principles Board Opinion No. 12 (APB 12). An employer should recognize a liability for future benefits in accordance with SFAS 106 (if, in substance, a postretirement benefit plan exists) or APB 12 (if the arrangement is, in substance, an individual deferred compensation contract) based on the substantive agreement with the employee.

EITF 06-10 is effective for fiscal years beginning after December 15, 2007. We have evaluated EITF 06-10 and have determined that it will not have a material impact on our results of operations or financial position.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations,” (SFAS 141R). The new standard moves closer to a fair value model by requiring the acquirer to measure all assets acquired and all liabilities assumed at their respective fair values at the date of acquisition, including the measurement of noncontrolling interests at fair value. The Statement also establishes principles and requirements as to how the acquirer recognizes and measures goodwill acquired in a business combination or a gain from a bargain purchase and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. In addition, SFAS 141R significantly changes the accounting for business combinations in a number of areas, including the treatment of contingent consideration, preacquisition contingencies, in-process research and development, restructuring costs, and requires the expensing of acquisition-related costs as incurred.

The effective date of SFAS 141R is for fiscal years beginning after December 15, 2008. For transactions consummated after the effective date of SFAS 141R, prospective application of the new standard is applied. For business combinations consummated prior to the effective date of SFAS 141R, the guidance in SFAS 141 is applied.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements,” (SFAS 160) which amends Accounting Research Bulletin No. 51 and provides accounting and reporting standards for the noncontrolling interest in a subsidiary, commonly referred to as minority interest, and for the deconsolidation of a subsidiary. The new standard requires noncontrolling interests to be presented separately within equity in the consolidated statement of financial position. Consolidated net income attributable to the parent and noncontrolling interests will be clearly identified and presented on the face of the statement of operations. When a change in control of a subsidiary occurs it will either be accounted for as an equity transaction, when control is maintained, or a gain or loss will be recognized when control is not maintained. The remaining noncontrolling interest will be remeasured to fair value when control is lost. SFAS 160 requires that the noncontrolling interest continue to be attributed its share of losses and thus is no longer limited to the original carrying amount of the noncontrolling interest. This may result in a negative carrying balance.

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

Although forward-looking statements in this Quarterly Report reflect the good faith judgment of management, such statements can only be based on facts and factors currently known by us. Consequently, forward-looking statements are inherently subject to risks and uncertainties, and actual results and outcomes may differ materially from the results and outcomes discussed in or anticipated by the forward-looking statements. We believe that it is important to communicate our future expectations to our investors. However, there may be events in the future that we are not able to predict accurately or control. Factors that could cause actual results to differ materially from the results we anticipate include, but are not limited to, the following:

•	adverse changes in U.S. government spending priorities;

•	failure to retain existing U.S. government contracts, win new contracts or win recompletes;

•	adverse results of U.S. government audits of our government contracts;

•	risks associated with complex U.S. government procurement laws and regulations;

•	adverse effect of contract consolidations;

•	risk of contract performance or termination;

•	failure to obtain option awards, task orders or funding under contracts;

•	adverse changes in our mix of contract types;

•	failure to successfully integrate recently acquired companies or businesses into our operations or to realize any accretive or synergistic effects from such acquisitions;

•	failure to identify, execute or effectively integrate future acquisitions;

•	risks of financing, such as increases in interest rates and restrictions imposed by our credit agreement, including our ability to meet existing financial covenants; and

•	competition.

We urge you not to place undue reliance on these forward-looking statements, which speak only as of the date of this Quarterly Report. These and other risk factors are more fully described and discussed in our annual report on Form 10-K for the fiscal year ended December 31, 2007, previously filed with the SEC, those referenced in Item 1A of Part II below, and from time to time, in our other filings with the SEC. We undertake no obligation to revise or update any forward-looking statements in order to reflect any event or circumstance that may arise after the date of this Quarterly Report. We also suggest that you carefully review and consider the various disclosures made in this Quarterly Report that attempt to advise interested parties of the risks and factors that may affect our business, financial condition, results of operations and prospects.

Item 3.	Quantitative and Qualitative Disclosure about Market Risk

Our exposure to market risk relates to changes in interest rates for borrowings under our revolving credit facility. These borrowings bear interest at variable rates. As of March 31, 2008, we had $148.1 million outstanding under our revolving credit facility. A hypothetical 10% increase in interest rates would have increased our interest expense by $0.6 million for the three months ended March 31, 2008.

We do not use derivative financial instruments for speculative or trading purposes. We invest our excess cash in short-term, investment grade, interest-bearing securities. Our investments are made in accordance with an investment policy. Under this policy, no investment securities can have maturities exceeding six months, and the weighted average maturity of the portfolio cannot exceed 60 days.

Item 4.	Controls and Procedures

As of March 31, 2008, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), management evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 of the Exchange Act. Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective, as of the end of the period covered by this report, such that the information relating to us that is required to be disclosed in our reports filed with the SEC (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

There have been no material changes from the risk factors disclosed in the “Risk Factors” section of the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

Item 6.	Exhibits

Exhibits required by Item 601 of Regulation S-K:

The following lists certain exhibits either filed herewith or filed with the SEC during the fiscal quarter ended March 31, 2008.

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

MANTECH INTERNATIONAL CORPORATION

Date: May 6, 2008	By:	/s/ GEORGE J. PEDERSEN
	Name:	George J. Pedersen
	Title:	Chairman of the Board of Directors and Chief Executive Officer

Date: May 6, 2008	By:	/s/ KEVIN M. PHILLIPS
	Name:	Kevin M. Phillips
	Title:	Chief Financial Officer