Form 10-Q
period 2008-06-30
MANTECH INTERNATIONAL CORP
filed 2008-08-01
CIK 892537

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

As of July 29, 2008 there were outstanding 21,199,182 shares of our Class A Common Stock and 13,958,345 shares of our Class B Common Stock.

MANTECH INTERNATIONAL CORPORATION

FORM 10-Q

FOR THE QUARTER ENDED June 30, 2008

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

MANTECH INTERNATIONAL CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in Thousands Except Per Share Amounts)

	(unaudited)
	June 30,	December 31,
	2008	2007
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$10,014	$8,048
Receivables—net	354,102	337,467
Prepaid expenses and other	17,584	19,104

Total Current Assets	381,700	364,619
Property and equipment—net	14,802	14,170
Goodwill	452,213	451,832
Other intangibles—net	77,202	82,976
Employee supplemental savings plan assets	17,046	17,999
Other assets	5,802	5,907

TOTAL ASSETS	$948,765	$937,503

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of debt	$98,000	$126,000
Accounts payable and accrued expenses	110,770	100,447
Accrued salaries and related expenses	66,136	61,429
Billings in excess of revenue earned	5,944	8,334

Total Current Liabilities	280,850	296,210
Debt-net of current portion	—	39,000
Accrued retirement	18,358	18,973
Other long-term liabilities	7,156	7,848
Deferred income taxes—non-current	27,727	24,167

TOTAL LIABILITIES	334,091	386,198

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Common stock, Class A—$0.01 par value; 150,000,000 shares authorized; 21,413,434 and 20,474,379 shares issued at June 30, 2008 and December 31, 2007; 21,170,394 and 20,231,339 shares outstanding at June 30, 2008 and December 31, 2007, respectively	214	205
Common stock, Class B—$0.01 par value; 50,000,000 shares authorized; 13,958,345 and 14,279,813 shares issued and outstanding at June 30, 2008 and December 31, 2007	140	143
Additional paid-in capital	320,576	297,827
Treasury stock, 243,040 shares at cost at June 30, 2008 and December 31, 2007	(9,114)	(9,114)
Retained earnings	304,515	262,686
Accumulated other comprehensive loss	(193)	(147)
Unearned ESOP shares	(1,464)	(295)

TOTAL STOCKHOLDERS’ EQUITY	614,674	551,305

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$948,765	$937,503

See notes to condensed consolidated financial statements.

MANTECH INTERNATIONAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In Thousands Except Per Share Amounts)

	(unaudited)		(unaudited)
	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
REVENUES	$464,970	$348,700	$890,042	$642,985
Cost of services	391,364	292,253	747,082	539,156
General and administrative expenses	36,496	30,968	71,296	56,987

OPERATING INCOME	37,110	25,479	71,664	46,842
Interest expense	(969)	(1,441)	(2,611)	(1,536)
Interest income	131	531	341	953
Other (expense) income, net	(12)	334	(132)	346

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	36,260	24,903	69,262	46,605
Provision for income taxes	(14,364)	(9,799)	(27,433)	(18,133)

INCOME FROM CONTINUING OPERATIONS	21,896	15,104	41,829	28,472
(Loss) from operations of discontinued component, net of taxes	—	—	—	(458)
Gain on sale of discontinued operation, net of taxes (sold to CEO)	—	—	—	338

(Loss) from discontinued operations, net of taxes	—	—	—	(120)

NET INCOME	$21,896	$15,104	$41,829	$28,352

BASIC EARNINGS (LOSS) PER SHARE:
Class A common stock
Income from continuing operations	$0.63	$0.44	$1.21	$0.84
(Loss) from discontinued operations, net of taxes	—	—	—	—

Class A basic earnings per share	$0.63	$0.44	$1.21	$0.84

Weighted average common shares outstanding	20,835	19,575	20,577	19,441

Class B common stock
Income from continuing operations	$0.63	$0.44	$1.21	$0.84
(Loss) from discontinued operations, net of taxes	—	—	—	—

Class B basic earnings per share	$0.63	$0.44	$1.21	$0.84

Weighted average common shares outstanding	14,033	14,428	14,135	14,498

DILUTED EARNINGS (LOSS) PER SHARE:
Class A common stock
Income from continuing operations	$0.62	$0.44	$1.19	$0.83
(Loss) from discontinued operations, net of taxes	—	—	—	—

Class A diluted earnings per share	$0.62	$0.44	$1.19	$0.83

Weighted average common shares outstanding	21,298	19,965	21,040	19,864

Class B common stock
Income from continuing operations	$0.62	$0.44	$1.19	$0.83
(Loss) from discontinued operations, net of taxes	—	—	—	—

Class B diluted earnings per share	$0.62	$0.44	$1.19	$0.83

Weighted average common shares outstanding	14,033	14,428	14,135	14,498

See notes to condensed consolidated financial statements.

MANTECH INTERNATIONAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in Thousands)

	(unaudited)		(unaudited)
	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
NET INCOME	$21,896	$15,104	$41,829	$28,352

OTHER COMPREHENSIVE INCOME:
Translation adjustments	(48)	(27)	(46)	(25)

Total other comprehensive income	(48)	(27)	(46)	(25)

COMPREHENSIVE INCOME	$21,848	$15,077	$41,783	$28,327

See notes to condensed consolidated financial statements.

MANTECH INTERNATIONAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in Thousands)

	(unaudited)
	Six months ended June 30,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$41,829	$28,352
Adjustments to reconcile net income to net cash provided by operating activities:
Loss from discontinued operation, net of tax	—	458
Gain on sale of discontinued operation, net of tax	—	(338)
Stock-based compensation	3,363	3,422
Tax benefits from exercise of stock options	(3,301)	(755)
Deferred income taxes	3,121	(6,275)
Depreciation and amortization	8,311	6,170
Change in assets and liabilities—net of effects from acquired and disposed businesses:
Receivables-net	(16,635)	(7,414)
Prepaid expenses and other	(3,192)	4,705
Accounts payable and accrued expenses	13,897	(817)
Accrued salaries and related expenses	4,707	(5,654)
Billings in excess of revenue earned	(2,390)	703
Accrued retirement	(615)	604
Other	1,252	(118)

Net cash flow from operating activities of continuing operations	50,347	23,043
Net cash flow from discontinued operations	—	(1,562)

Net cash flow from operating activities	50,347	21,481

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(3,076)	(1,553)
Investment in capitalized software for internal use	(1,001)	(1,508)
Proceeds from the sale of property and equipment	—	1,828
Proceeds from note receivable	5,126	—
Acquisition of businesses	(381)	(198,236)

Net investing cash flow from continuing operations	668	(199,469)
Net investing cash flow from discontinued operations	—	3,000

Net cash flow from investing activities	668	(196,469)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	14,650	4,898
Excess tax benefits from the exercise of stock options	3,301	755
Excess tax benefit from distribution of shares held in grantor trust	—	8,581
Treasury stock acquired	—	(9,114)
Net borrowings under the line of credit, non-current	—	60,000
Net (repayments) borrowings under the line of credit	(67,000)	71,992

Net cash flow from financing activities	(49,049)	137,112

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,966	(37,876)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	8,048	41,510

CASH AND CASH EQUIVALENTS, END OF PERIOD	$10,014	$3,634

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for income taxes	$26,056	$14,006

Cash paid for interest	$2,682	$1,468

Noncash financing activities:
ESOP Contributions	$1,169	$—

See notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2008

UNAUDITED

1. Introduction and Overview

ManTech International Corporation (depending on the circumstances, “ManTech” “Company” “we” “our” “ours” or “us”) is a provider of innovative technologies and solutions for mission-critical national security programs for the U.S. government Intelligence Community; the departments of Defense, State, Homeland Security and Justice; the Space Community; and other federal government agencies. Our expertise includes systems engineering, systems integration, software development, enterprise architecture, cyber security, information assurance, intelligence operations and analysis support, network and critical infrastructure protection, information operations and information warfare support, information technology, communications integration, logistics and supply chain management, and service oriented architectures. With approximately 7,400 highly qualified employees, we operate in the United States and approximately 40 countries worldwide.

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

Management believes the acquisition of McDonald Bradley has deepened our capabilities in the high-end defense, intelligence and homeland security marketplace, strengthens our position as a provider of secure information sharing and data interoperability solutions, and improves our position to bid as a prime contractor on larger information technology solutions opportunities.

The initial purchase price was $78.8 million, which included $0.4 million in transaction fees. The initial purchase price included a closing date working capital adjustment of $1.9 million. Pursuant to the Merger Agreement, $7.7 million of the purchase price was placed into an escrow account to satisfy potential indemnification liabilities of the Company, and to satisfy potential expenses of the Shareholder Representative. The escrow term is for a period of sixteen months. We utilized borrowings under our credit agreement (see Note 8) to finance the acquisition.

The preliminary purchase price was allocated to the underlying assets and liabilities based on their estimated fair values at the date of acquisition. Total assets were $85.5 million, including goodwill and intangible assets recognized in connection with the acquisition, and total liabilities were $6.7 million. Included in total assets were $10.2 million in acquired intangible assets which are being amortized over their respective estimated useful lives, ranging from one to twenty years, using the pattern of benefits method. Other than goodwill and other intangible assets recognized in connection with the acquisition, the assets, liabilities and results of operations of McDonald Bradley were not significant to the Company’s condensed consolidated financial position or results of operations. We have recorded goodwill of $63.2 million, which, assuming adequate levels of taxable income, will be deductible for tax purposes over 15 years. Recognition of goodwill is largely attributed to the highly skilled employees and the value paid for companies supporting high-end defense, intelligence and homeland security markets.

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

The purchase price was $199.1 million, which included $1.2 million in transaction fees. The purchase price also included a closing date working capital adjustment of $2.9 million. Pursuant to the Merger Agreement, and as security for the SRS shareholders’ indemnification for unanticipated contingencies, an escrow account in the amount of $36.1 million was established for a period of three years from the date of acquisition. On May 8, 2008, $11.4 million was paid out of the escrow account and distributed to the respective SRS shareholders. We utilized a combination of cash on hand and borrowings under our credit agreement (see Note 8) to finance the acquisition.

The purchase price was allocated to SRS’s net tangible and identifiable intangible assets based on their estimated fair values at the date of acquisition. Total assets were $245.9 million, including goodwill and intangible assets recognized in connection with the acquisition, and total liabilities were $46.8 million. The excess of the purchase price over the net tangible and identifiable intangible assets was recorded as goodwill. The allocation of the purchase price resulted in acquired contract and program intangibles of $40.9 million and goodwill of $150.5 million. The intangible assets are being amortized over their respective estimated useful lives, ranging from six to twenty years, using the pattern of benefits method. Recognition of goodwill is largely attributed to the highly skilled employees of SRS, their presence in the high-end security marketplace, and the value paid for companies in this business. The goodwill is not deductible for tax purposes.

Pro Forma Financial Information

The unaudited financial information in the table below summarizes the combined results of operations of ManTech and SRS, on a pro forma basis, as though the companies had been combined as of the beginning of the period presented. The pro forma financial information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition and borrowings under our credit agreement (see Note 8) had taken place at the beginning of the period presented. The pro forma financial information for the three and six months ended June 30, 2007 includes the business combination accounting effect on historical ManTech for amortization charges from acquired intangible assets, interest expense at our current level of debt, removal of SRS’s CEO salary and benefit related costs, and the related tax effects.

The unaudited pro forma financial information for the three and six months ended June 30, 2007 presented below combines the historical results for ManTech and SRS.

(in thousands except per share amounts)	Three months ended June 30, 2007	Six months ended June 30, 2007
Revenue	$374,837	$719,891
Income from continuing operations-net of taxes	$17,068	$33,381
Net Income	$15,269	$29,296
Diluted earnings per share (Class A and B common stock)	$0.44	$0.85

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Numerator for net income per Class A and Class B common stock:
Net income	$21,896	$15,104	$41,829	$28,352

Numerator for basic net income Class A common stock	$13,084	$8,695	$24,796	$16,241
Numerator for basic net income Class B common stock	$8,812	$6,409	$17,033	$12,111

Numerator for diluted net income Class A common stock	$13,199	$8,768	$25,020	$16,390
Numerator for diluted net income Class B common stock	$8,697	$6,336	$16,809	$11,962

Basic weighted average common shares outstanding
Class A common stock	20,835	19,575	20,577	19,441
Class B common stock	14,033	14,428	14,135	14,498

Effect of potential exercise of stock options
Class A common stock	463	390	463	423
Class B common stock	—	—	—	—

Diluted weighted average common shares outstanding - Class A	21,298	19,965	21,040	19,864

Diluted weighted average common shares outstanding - Class B	14,033	14,428	14,135	14,498

For the three months ended June 30, 2008 and 2007, options to purchase 690 thousand and 850 thousand shares, respectively, weighted for the portion of the period for which they were outstanding, were outstanding but not included in the computation of diluted earnings per share because the options’ effect would have been anti-dilutive. For the six months ended June 30, 2008 and 2007, options to purchase 750 thousand and 685 thousand shares, respectively, weighted for the portion of the period for which they were outstanding, were outstanding but not included in the computation of diluted earnings per share because the options’ effect would have been anti-dilutive. For the six months ended June 30, 2008 and 2007, shares issued from the exercise of stock options were 592 thousand and 245 thousand, respectively.

5. Receivables

We deliver a broad array of information technology and technical services solutions under contracts with the U.S. government, state and local governments, and commercial customers. The components of contract receivables are as follows (in thousands):

	June 30, 2008	December 31, 2007
Billed receivables	$308,153	$298,059
Unbilled receivables:
Amounts billable	41,484	32,194
Revenues recorded in excess of funding	6,698	7,792
Revenues recorded in excess of milestone billings on fixed price contracts	1,030	3,448
Retainage	3,383	2,127
Allowance for doubtful accounts	(6,646)	(6,153)

	$354,102	$337,467

Amounts billable consist principally of amounts to be billed within the next month. Revenues recorded in excess of funding are billable upon receipt of contractual amendments or other modifications. Revenues recorded in excess of milestone billings on fixed price contracts consist of amounts not expected to be billed within the next month. The retainage is billable upon completion of the contract performance and approval of final indirect expense rates by the government. Accounts receivable at June 30, 2008, are expected to be substantially collected within one year except for approximately $2.7 million.

6. Property and Equipment

Major classes of property and equipment are summarized as follows (in thousands):

	June 30, 2008	December 31, 2007
Furniture and equipment	$25,740	$23,916
Leasehold improvements	13,285	13,543

	39,025	37,459
Less: Accumulated depreciation and amortization	(24,223)	(23,289)

	$14,802	$14,170

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

The changes in the carrying amounts of goodwill during the year ended December 31, 2007 and the period ended June 30, 2008 are as follows (in thousands):

		Goodwill Balance
December 31, 2006		$248,429
Less: Accumulated amortization (pre adoption of SFAS 142)		(10,107)

Net amount at December 31, 2006		238,322
Acquisition-SRS Technologies, Inc.	$150,345
Acquisition-McDonald Bradley, Inc.	62,965
Additional consideration for the acquisition of GRS Solutions, Inc.	200	213,510

Net amount at December 31, 2007		$451,832
McDonald Bradley, Inc.-additional consideration for the acquisition and purchase accounting adjustments	$224
SRS Technologies, Inc.-additional consideration for the acquisition and purchase accounting adjustments	157	381

Net amount at June 30, 2008		$452,213

Intangible assets consisted of the following (in thousands):

	June 30, 2008			December 31, 2007
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized intangible assets:
Contract and program intangibles	$96,240	$25,093	$71,147	$96,240	$20,265	$75,975
Capitalized software cost for sale	10,138	9,198	940	11,672	10,430	1,242
Capitalized software cost for internal use	14,107	9,046	5,061	13,699	7,997	5,702
Other	58	4	54	57	—	57

	$120,543	$43,341	$77,202	$121,668	$38,692	$82,976

Aggregate amortization expense for the three months ended June 30, 2008 and 2007 was $3.0 million and $2.4 million, respectively. Aggregate amortization expense for the six months ended June 30, 2008 and 2007 was $6.0 million and $4.2 million, respectively. We estimate that we will have the following amortization expense for the future periods indicated below (in thousands):

For the remaining six months ending December 31, 2008	$5,924
Year ending:
December 31, 2009	$11,122
December 31, 2010	$9,062
December 31, 2011	$6,303
December 31, 2012	$5,112
December 31, 2013	$4,211

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

Borrowings under the credit agreement are collateralized by our assets and bear interest at one of the following rates as selected by the Company: a LIBOR-based rate plus market-rate spreads that are determined based on a company leverage ratio calculation (0.875% to 1.5%), or the lender’s base rate, which is the lower of the Federal Funds Rate plus 0.5% or Bank of America’s prime lending rate. At June 30, 2008, the borrowing rate on our outstanding debt was 2.97%.

The terms of the credit agreement permit prepayment and termination of the loan commitments at any time, subject to certain conditions. The credit agreement requires the Company to comply with specified financial covenants, including the maintenance of a certain leverage ratio and fixed charge coverage ratio. The credit agreement also contains various covenants, including affirmative covenants with respect to certain reporting requirements and maintaining certain business activities, and negative covenants that, among other things, may limit our ability to incur liens, incur additional indebtedness, make investments, make acquisitions, pay cash dividends, and undertake certain additional actions. As of June 30, 2008, we were in compliance with our financial covenants under the credit agreement.

We had $98.0 million outstanding on our credit facility at June 30, 2008 and $165.0 million at December 31, 2007. The maximum additional available borrowing under the credit facility at June 30, 2008 was $201.3 million. As of June 30, 2008, we were contingently liable under letters of credit totaling $0.7 million, which reduces our availability to borrow under our credit facility.

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

10. Stock-Based Compensation

Stock Options— In June 2006, the Company’s stockholders approved our 2006 Management Incentive Plan (the Plan), which was designed to enable us to attract, retain and motivate key employees. The Plan amended and restated the Company’s Management Incentive Plan that was approved by the Company’s stockholders prior to the initial public offering in 2002 (the 2002 Plan). In connection with the creation of the Plan, all options outstanding under the 2002 Plan were assumed. Awards granted under the Plan are settled in shares of Class A common stock. At the beginning of each year, the Plan provides that the number of shares available for issuance automatically increases by an amount equal to one and one-half percent of the total number of shares of Class A and Class B common stock outstanding on December 31st of the previous year. On January 2, 2008, 517,667 additional shares were made available for issuance under the Plan. Through June 30, 2008, the aggregate number of shares of our common stock authorized for issuance under the Plan was 7,312,649. Through June 30, 2008, 3,013,790 shares of our Class A common stock have been issued as a result of the exercise of the options granted under the Plan. The Plan expires in June 2016.

The Plan is administered by the compensation committee of our board of directors, along with its delegates. Subject to the express provisions of the Plan, the committee has broad authority to administer and interpret the Plan, including the discretion to determine the exercise price, vesting schedule, contractual life and the number of shares to be issued.

We typically issue options that vest in three equal installments, beginning on the first anniversary of the date of grant. Prior to January 1, 2006, we typically issued options under the 2002 Plan that expired ten years after the date of grant. Under the terms of the Plan, the contractual life of the option grants may not exceed eight years. During the six months ended June 30, 2008 and 2007, we issued options that expire five years from the date of grant. The Company expects that it will continue to issue options that expire five years from the date of grant for the foreseeable future.

Stock Compensation Expense— Effective January 1, 2006, we adopted the Financial Accounting Standards Board (FASB) SFAS No. 123 (revised 2004), Share-Based Payment, using the modified prospective method. Under this method, compensation costs for all awards granted after the date of adoption and the unvested portion of previously granted awards are measured at an estimated fair value and included in operating expenses or capitalized as appropriate over the vesting period during which an employee provides service in exchange for the award. For the six months ended June 30, 2008 and 2007, total recognized tax benefits from the exercise of stock options were $3.6 million and $0.9 million, respectively. For the three months ended June 30, 2008 and 2007, we recorded $1.6 million and $1.9 million of stock-based compensation cost as general and administrative expense in our statement of operations, respectively. For the six months ended June 30, 2008 and 2007, we recorded $3.4 million of stock-based compensation cost in each period. No compensation expense of employee’s holding stock options, including stock-based compensation expense, was capitalized during the period. As of June 30, 2008, there was $10.8 million of unrecognized compensation cost related to share-based compensation arrangements that we expect to vest. The weighted-average period over which expense is expected to be recognized is 2.1 years.

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

The following weighted-average assumptions were used for option grants during the six months ended June 30, 2008 and 2007:

Volatility. The expected volatility of the options granted was estimated based upon historical volatility of the Company’s share price through weekly observations of the Company’s trading history. For the six months ended June 30, 2008 and 2007 we used a volatility of 34.3% and 42.7%, respectively.

Expected Term. The expected term of options granted to employees during the six months ended June 30, 2008 was determined from historical exercises of the grantee population. For all grants valued during the six months ended June 30, 2008 and 2007, the options had graded vesting over 3 years (33.3% of the options in each grant vest annually) and the contractual term was 5 years. For the six months ended June 30, 2008 and 2007, we used a weighted-average expected term of 2.92 years and 3.13 years, respectively.

Risk-free Interest Rate. The yield on zero-coupon U.S. Treasury strips was used to extrapolate a forward-yield curve. This “term structure” of future interest rates was then input into a numeric model to provide the equivalent risk-free rate to be used in the Black-Scholes-Merton model based on expected term of the underlying grants. For the six months ended June 30, 2008 and 2007, the weighted-average risk-free interest rate used was 1.67% and 4.55%, respectively.

Dividend Yield. The Black-Scholes-Merton valuation model requires an expected dividend yield as an input. We have not issued dividends in the past nor do we expect to issue dividends in the future. As such, the dividend yield used in our valuations for the six months ended June 30, 2008 and 2007 was zero, respectively.

Stock Option Activity— During the six months ended June 30, 2008; we granted stock options to purchase 564,750 shares of Class A common stock at a weighted-average exercise price of $42.20 per share, which reflects the fair market value of the shares on the date of grant. The weighted-average fair value of options granted during the six months ended June 30, 2008 and 2007, as determined under the Black-Scholes-Merton valuation model, was $10.53 and $11.77, respectively. These options vest in 3 equal installments over 3 years and have a contractual term of 5 years. Option grants that vested during the six months ended June 30, 2008 and 2007 had a combined fair value of $4.9 million and $3.8 million, respectively.

The following table summarizes the stock option activity for the year ended December 31, 2007 and the six months ended June 30, 2008:

	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value (in thousands)
Shares under option, December 31, 2006	2,255,119	$21.00
Options granted	796,000	$36.41
Options exercised	(635,471)	$20.57	$14,772
Options cancelled and expired	(114,406)	$27.33

Shares under option, December 31, 2007	2,301,242	$28.30
Options granted	564,750	$42.20
Options exercised	(591,821)	$24.75	$13,517
Options cancelled and expired	(75,997)	$32.05

Shares under option, June 30, 2008	2,198,174	$32.73	$33,837

The following table summarizes nonvested stock options for the six months ended June 30, 2008:

	Number of Shares	Weighted Average Fair Value
Nonvested stock options at December 31, 2007	1,308,494	$11.04
Options granted	564,750	$10.53
Vested during period	(470,537)	$10.37
Options cancelled	(50,498)	$10.89

Nonvested shares under option, June 30, 2008	1,352,209	$11.06

Information concerning stock options outstanding and stock options expected to vest at June 30, 2008:

	Options Exercisable and Expected to Vest	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Aggregate Intrinsic Value (in thousands)
Stock options exercisable	845,965	4.7	$23.82	$20,558
Stock options expected to vest	1,179,715	3.8	$38.14	$11,770

Options exercisable and expected to vest	2,025,680

11. Business Segment and Geographic Area Information

We operate as one segment, delivering a broad array of information technology and technical services solutions under contracts with the U.S. government, state and local governments, and commercial customers. Our federal government customers typically exercise independent contracting authority, and even offices or divisions within an agency or department may directly, or through a prime contractor, use our services as a separate customer so long as that customer has independent decision-making and contracting authority within its organization. Revenues from the U.S. government under prime contracts and subcontracts were approximately 98.0% and 97.5% of our total revenue for the six months ended June 30, 2008 and 2007, respectively. There were no sales to any customers within a single country (except for the United States) where the sales accounted for 10% or more of total revenue. We treat sales to U.S. government customers as sales within the United States regardless of where the services are performed. Substantially all assets were held in the United States for the periods ended June 30, 2008 and December 31, 2007. Revenues by geographic customer and the related percentages of total revenues for the three and six months ended June 30, 2008 and 2007 were as follows (in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2008		2007		2008		2007
United States	$459,236	98.8%	$343,586	98.5%	$878,680	98.7%	$633,492	98.5%
International	5,734	1.2	5,114	1.5	11,362	1.3	9,493	1.5

	$464,970	100.0%	$348,700	100.0%	$890,042	100.0%	$642,985	100.0%

During the three months ended June 30, 2008 one contract in continuing operations, Ground Systems Route Clearance, exceeded 10% of our revenue. During the six months ended June 30, 2008, Countermine IED Maintenance was 10% of our revenue. Our Ground Systems Route Clearance contract supplements the Countermine IED Maintenance contract although it was awarded and is funded separately from the Countermine IED Maintenance contract. During the three months and six months ended June 30, 2007, Countermine IED Maintenance exceeded 10% or our revenue.

	Three Months Ended June 30,				Six Months Ended June 30,
	2008	%	2007	%	2008	%	2007	%
	(amounts in thousands)
Revenues from external customers:
Countermine IED Maintenance	$33,619	7%	$48,720	14%	$89,457	10%	$89,132	14%
Ground Systems Route Clearance	49,561	11%	—	0%	54,973	6%	—	0%
All other contracts	381,790	82%	299,980	86%	745,612	84%	553,853	86%

ManTech Consolidated	$464,970	100%	$348,700	100%	$890,042	100%	$642,985	100%

Operating Income:
Countermine IED Maintenance	$(3)	0%	$1,317	5%	$1,027	1%	$2,281	5%
Ground Systems Route Clearance	2,213	6%	—	0%	3,337	5%	—	0%
All other contracts	34,900	94%	24,162	95%	67,300	94%	44,561	95%

ManTech Consolidated	$37,110	100%	$25,479	100%	$71,664	100%	$46,842	100%

Receivables:
Countermine IED Maintenance					$11,595	3%	$19,469	7%
Ground Systems Route Clearance					22,075	6%	—	0%
All other contracts					320,432	91%	267,852	93%

ManTech Consolidated					$354,102	100%	$287,321	100%

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

The following discloses the results of the discontinued operations of MSM for the six months ended June 30, 2007 (in thousands):

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

The converted shares were surrendered to the Company to pay taxes applicable to the distribution of all GJP SERP shares on Mr. Pedersen’s behalf. The shares have been accounted for as treasury stock on our condensed consolidated balance sheet, using the cost method, at a value of $9.1 million. In addition, at June 30, 2007 we recognized an $8.6 million tax benefit on the distribution from the trust. The tax benefit was recorded to additional paid-in capital and was reported as a cash inflow from financing activities on our condensed statement of cash flows for the six months ended June 30, 2007.

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

SFAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability (exit price) in an orderly transaction between market participants at the measurement date. The principal market, as prescribed by SFAS 157, is the market in which the reporting entity would sell the asset or transfer the liability with the greatest volume and level of activity for the asset or liability. If there is no principal market, the most advantageous market is used. This is the market in which the reporting entity would sell the asset or transfer the liability with the price that maximizes the amount that would be received for the asset or minimizes the amount that would be paid to transfer the liability. SFAS 157 clarifies that fair value should be based on assumptions market participants would make in pricing the asset or liability. Where available, fair value is based on observable quoted market prices or derived from observable market data. Where observable prices or inputs are not available, valuation models are used (e.g. Black-Scholes-Merton or a binomial model).

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

As of June 30, 2008, our financial assets measured at fair value consisted of items such as money market investments, mutual funds, and corporate owned variable universal life insurance policies (“COLI”). The assets underlying the life insurance are money market investments and mutual funds. All assets are held in a rabbi trust for the benefit of the COLI participants. Our financial assets are all valued based on observable quoted market prices for similar assets.

The following table summarizes the financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2008 and the level they fall within the fair value hierarchy (in thousands):

	Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets (Level One)	Significant Other Observable Inputs (Level Two)	Significant Unobservable Inputs (Level Three)	Total June 30, 2008

Assets:
Employee supplemental savings plan assets	$—	$16,624	$—	$16,624
Liabilities:
Employee supplemental savings plan liability	$—	$16,927	$—	$16,927

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

15. Investments

GSE Systems, Inc.—On October 21, 2003, we sold all of our equity interests in GSE Systems, Inc. (GSE), and a $0.7 million note receivable from GSE, to GP Strategies Corporation (GP Strategies) in exchange for a note with a principal amount of $5.3 million which was due in October 2008. The note from GP Strategies bore interest at 5% per annum and was payable quarterly in arrears. In May 2008, GP Strategies repaid the principal amount of the note receivable, less an amount deducted for early payment, plus all accrued interest through the date of repayment for a total payment amount of $5.2 million.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction and Overview

We are a provider of innovative technologies and solutions for mission-critical national security programs for the U.S. government Intelligence Community, the departments of Defense, State, Homeland Security and Justice; the Space Community; and other federal government agencies. Our expertise includes systems engineering, systems integration, software development, enterprise architecture, cyber security, information assurance, intelligence operations and analysis support, network and critical infrastructure protection, information operations and information warfare support, information technology, communications integration, logistics and supply chain management, and service oriented architectures. With approximately 7,400 highly qualified employees, we operate in the United States and approximately 40 countries worldwide.

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

Three Months Ended June 30, 2008 Compared to the Three Months Ended June 30, 2007

	Condensed Consolidated Statements of Income

	Three Months Ended June 30,				Period to Period Change
	2008	2007	2008	2007	2007 to 2008
	Dollars		Percentages		Dollars	Percent
	( dollars in thousands)
REVENUES	$464,970	$348,700	100.0%	100.0%	$116,270	33.3%
Cost of services	391,364	292,253	84.2%	83.8%	99,111	33.9%
General and administrative expenses	36,496	30,968	7.8%	8.9%	5,528	17.9%

OPERATING INCOME	37,110	25,479	8.0%	7.3%	11,631	45.6%
Interest expense	(969)	(1,441)	0.2%	0.4%	472	-32.8%
Interest income	131	531	0.0%	0.2%	(400)	-75.3%
Other (expense) income, net	(12)	334	0.0%	0.1%	(346)	-103.6%

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	36,260	24,903	7.8%	7.1%	11,357	45.6%
Provision for income taxes	(14,364)	(9,799)	3.1%	2.8%	(4,565)	46.6%

INCOME FROM CONTINUING OPERATIONS	21,896	15,104	4.7%	4.3%	6,792	45.0%
NET INCOME	$21,896	$15,104	4.7%	4.3%	$6,792	45.0%

Revenues

Revenues increased 33.3% to $465.0 million for the three months ended June 30, 2008, compared to $348.7 million for the same period in 2007. The increase was primarily due to our contracts supporting forward deployments in Iraq and Afghanistan and our acquisitions of SRS Technologies (SRS) in May 2007 and McDonald Bradley (MBI) in December 2007. Approximately $77.0 million of our increase in revenue was largely attributable to field engineering maintenance, repair and sustainment contracts, including contracts for the installation and repair of systems designed to counter or clear mines and improvised explosive devices (IED’s), expanded support of electronic systems installation and maintenance, as well as expanded requirements on our global property management contract. For the three months ending June 30, 2008, revenue increases related to our recent acquisitions totaled $39.3 million.

Cost of services

Cost of services increased 33.9% to $391.4 million for the three months ended June 30, 2008, compared to $292.3 million for the same period in 2007. The increase in cost of services is primarily due to larger purchases of equipment and materials directly for contracts and our acquisitions of SRS in May 2007 and MBI in December 2007. As a percentage of revenues, cost of services increased 0.4% to 84.2% for the three months ended June 30, 2008 as compared to 83.8% for the same period in 2007. Direct labor costs, which include applicable fringe benefits and overhead, increased by 23.7% primarily due to escalations on our global property management and our counter mine and route clearance contracts as well as the acquisitions of SRS and MBI. Other direct costs, which include subcontractors and third party equipment and materials used in the performance of our contracts, increased by 43.9% over the same period in 2007. The increase in other direct costs was primarily due to an increase in purchases of equipment and materials on our contracts for installation and repair of systems designed to counter or clear mines and IEDs, as noted above, as well as the acquisitions of SRS and MBI. As a percentage of revenues, other direct costs increased from 42.3% for the three months ended June 30, 2007 to 45.7% for the same period in 2008.

General and administrative expenses

General and administrative expenses increased 17.9% to $36.5 million for the three months ended June 30, 2008, compared to $31.0 million for the same period in 2007. The increase in expense resulted primarily from the acquisition of SRS and MBI and increased spending to support the growth of our business. As a percentage of revenues, general and administrative expenses decreased to 7.8% from 8.9% for the three months ended June 30, 2008 and 2007, respectively. The reduction as a percentage of revenues was largely due to the leveraging our administrative expenses over a larger revenue base. For the three months ended June 30, 2008 and 2007, we recognized $1.6 million and $1.9 million in share-based compensation expense under Statement of Financial Accounting Standards (SFAS) No. 123R, respectively.

Interest expense

Interest expense decreased $0.5 million to $0.9 million for the three months ended June 30, 2008, compared to $1.4 million for the same period in 2007. The decrease in interest expense is a result of more favorable interest rates on our borrowings. For the three months ended June 30, 2008, we had an average debt balance of $144.5 million compared to $94.9 million for the same period in 2007. The interest rate we incur on our credit facility is impacted by changes in the Federal Funds Rate. Changes in this lending rate could lead to fluctuations in our interest expense in future periods. For additional information, see “Credit Agreement,” below.

Interest income

Interest income decreased $0.4 million to $0.1 million for the three months ended June 30, 2008, compared to $0.5 million for the same period in 2007. The fluctuation is due to a significant reduction of cash on hand used to acquire SRS during 2007. As of June 30, 2008 we have an outstanding debt balance of $98.0 million related to the financing of our recent acquisitions.

Net income

Net income increased 45.0% to $21.9 million for the three months ended June 30, 2008, compared to $15.1 million for the same period in 2007. The increase is a result of higher revenue and increased income from continuing operations as well improved margins primarily driven by the leveraging our administrative expenses over a larger revenue base. Our effective tax rates for the three months ended June 30, 2008 and 2007 were 39.6% and 39.3%, respectively.

Six Months Ended June 30, 2008 Compared to the Six Months Ended June 30, 2007

	Condensed Consolidated Statements of Income

	Six Months Ended June 30,				Period to Period Change
	2008	2007	2008	2007	2007 to 2008
	Dollars		Percentages		Dollars	Percent
	( dollars in thousands)
REVENUES	$890,042	$642,985	100.0%	100.0%	$247,057	38.4%
Cost of services	747,082	539,156	83.9%	83.9%	207,926	38.6%
General and administrative expenses	71,296	56,987	8.0%	8.9%	14,309	25.1%

OPERATING INCOME	71,664	46,842	8.1%	7.3%	24,822	53.0%
Interest expense	(2,611)	(1,536)	0.3%	0.2%	(1,075)	70.0%
Interest income	341	953	0.0%	0.1%	(612)	-64.2%
Other (expense) income, net	(132)	346	0.0%	0.1%	(478)	-138.2%

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	69,262	46,605	7.8%	7.2%	22,657	48.6%
Provision for income taxes	(27,433)	(18,133)	3.1%	2.8%	(9,300)	51.3%

INCOME FROM CONTINUING OPERATIONS	41,829	28,472	4.7%	4.4%	13,357	46.9%
(Loss) from operations of discontinued component, net of taxes	—	(458)	0.0%	0.1%	458	-100.0%
Gain on sale of discontinued operation, net of taxes	—	338	0.0%	0.1%	(338)	-100.0%

NET INCOME	$41,829	$28,352	4.7%	4.4%	$13,477	47.5%

Revenues

Revenues increased 38.4% to $890.0 million for the six months ended June 30, 2008, compared to $643.0 million for the same period in 2007. The increase was primarily due to our contracts supporting forward deployments in Iraq and Afghanistan and our acquisitions of SRS Technologies (SRS) in May 2007 and McDonald Bradley (MBI) in December 2007. Revenue growth of $143.5 million came largely from field engineering maintenance, repair and sustainment contracts, including contracts for the installation and repair of systems designed to counter or clear mines and improvised explosive devices (IED’s) as well as expanded requirements on our global property management contract. For the six months ending June 30, 2008, our recent acquisitions contributed revenue increases of $103.6 million.

Due to our recent acquisitions and continued support of the global war on terrorism, including wars in Iraq and Afghanistan, we expect our growth trend to continue through 2008. However, events that we are unable to predict, such as changes in U.S. policy and tactics related to the wars, may impact our future performance trend.

Cost of services

Cost of services increased 38.6% to $747.1 million for the six months ended June 30, 2008, compared to $539.2 million for the same period in 2007. The increase in cost of services is primarily due to larger purchases of equipment and materials directly for contracts and our acquisitions of SRS in May 2007 and MBI in December 2007. As a percentage of revenues, cost of services was 83.9% for the six months ended June 30, 2008 and 2007. Direct labor costs, which include applicable fringe benefits and overhead, increased by 30.4% primarily due the acquisitions of SRS and MBI and growth in staff supporting field engineering and sustainment activities. As a percentage of revenues, direct labor costs decreased 2.5% to 39.8% for the six months ended June 30, 2008 compared to 42.3% for the same period in 2007. The decrease in direct labor as a percentage of revenues is primarily due to an increase in other direct costs in relation to revenues. Other direct costs, which include subcontractors and third party equipment and materials used in the performance of our contracts, increased by 46.9% over the same period in 2007. The increase in other direct costs was primarily due to an increase in purchases of equipment and materials on our contracts for installation and repair of systems designed to counter or clear mines and IEDs, as noted above, as well as the acquisitions of SRS and MBI. As a percentage of revenues, other direct costs increased from 41.6% for the six months ended June 30, 2007 to 44.1% for the same period in 2008.

General and administrative expenses

General and administrative expenses increased 25.1% to $71.3 million for the six months ended June 30, 2008, compared to $57.0 million for the same period in 2007. The increase in expense resulted primarily from the acquisition of SRS and MBI. As a percentage of revenues, general and administrative expenses decreased to 8.0% from 8.9% for the six months ended June 30, 2008 and 2007, respectively. The reduction as a percentage of revenues was largely due to the benefit of a management cost cutting initiative in 2007 and leveraging our administrative expenses over a larger revenue base. For the six months ended June 30, 2008 and 2007, we recognized $3.4 million in share-based compensation expense under Statement of Financial Accounting Standards (SFAS) No. 123R, respectively.

Interest expense

Interest expense increased $1.1million to $2.6 million for the six months ended June 30, 2008, compared to $1.5 million for the same period in 2007. The increase in interest expense is a result of borrowings under our credit facility during the latter parts of 2007 to support our acquisitions of SRS and MBI. For the six months ended June 30, 2008, we had an average debt balance of $160.1 million compared to $47.7 million for the same period in 2007. The interest rate we incur on our credit facility is impacted by changes in the Federal Funds Rate. Changes in this lending rate could lead to fluctuations in our interest expense in future periods. For additional information, see “Credit Agreement,” below.

Interest income

Interest income decreased $0.6 million to $0.3 million of the six months ended June 30, 2008, compared to $0.9 million for the same period in 2007. The fluctuation is due to a significant reduction of cash on hand during the second quarter of 2007. We used a combination of available cash and our credit facility to finance our acquisition of SRS in 2007.

Net income

Net income increased 47.5% to $41.8 million for the six months ended June 30, 2008, compared to $28.4 million for the same period in 2007. The increase is a result of higher revenue and increased income from continuing operations as well improved margins primarily driven by the leveraging our administrative expenses over a larger revenue base. Our effective tax rates for the six months ended June 30, 2008 and 2007 were 39.6% and 38.9%, respectively.

Backlog

At June 30, 2008 and December 31, 2007, our backlog was $3.4 billion and $3.2 billion, respectively, of which $1.0 billion and $0.8 billion, respectively, was funded backlog. At June 30, 2007, our backlog was $3.6 billion, of which $0.7 billion was funded backlog. The acquisition of SRS and MBI added $0.6 billion to our backlog, of which $0.1 billion was funded backlog, at June 30, 2008. Backlog represents estimates that we calculate on a consistent basis. Additional information on how we determine backlog is included in our annual report on Form 10-K for the fiscal year ended December 31, 2007, previously filed with the SEC.

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

Liquidity and Capital Resources

Our primary liquidity needs are the financing of acquisitions, working capital, and capital expenditures. Our primary source of liquidity is cash provided by operations and our revolving credit facility. At June 30, 2008, we had $98.0 million outstanding under our credit facility. At June 30, 2008, we were contingently liable under letters of credit totaling $0.7 million, which reduces our ability to borrow under our credit facility. The maximum available borrowing under our credit facility at June 30, 2008 was $201.3 million. Generally, cash provided by operating activities is adequate to fund our operations. Due to fluctuations in our cash flows and the growth in our operations, it is necessary from time to time to increase borrowings under our credit facility to meet cash demands. In the future, we may borrow greater amounts in order to finance acquisitions or new contract start ups.

Net cash flows from operating activities

	Six months ended June 30,
(in thousands)	2008	2007
Cash provided by operating activities from continuing operations:	$50,347	$23,043
Cash used by discontinued operations:	—	(1,562)

Cash provided by operating activities:	$50,347	$21,481

Cash provided by operating activities from continuing operations for the six months ended June 30, 2008 was $50.3 million, compared to $23.0 million for the six months ended June 30, 2007. The increase in cash provided by operating activities for the six months ended June 30, 2008 compared to the same period in 2007 of $27.3 million was primarily due to a $22.3 million increase in earnings (adjusted for non cash items), an increase in accounts payable and accrued expenses and accrued salaries and related expenses of $25.1 million, partially offset by an increase in accounts receivable of $9.2 million and an increase in prepaid expenses and other of $7.9 million. The increase in accounts payable and accrued expenses is due to higher costs accrued for project related direct costs. The reduced cash outflow from discontinued operations is the result of the sale of our ManTech MSM Security Services, Inc. (MSM) subsidiary on February 23, 2007.

Net cash flows from investing activities

	Six months ended June 30,
(in thousands)	2008	2007
Cash provided by (used in) investing activities from continuing operations:	$668	$(199,469)
Cash provided by investing activities from discontinued operations:	—	3,000

Cash provided by (used in) investing activities:	$668	$(196,469)

Cash provided by investing activities from continuing operations was $0.7 million for the six months ended June 30, 2008, compared to cash used in investing activities from continuing operations of $199.5 million for the same period in 2007. The cash outflows from continuing operations in 2008 are primarily the result of our investment in property, plant, and equipment and internally used software to support our business. The cash outflows in 2008 were partially offset by proceeds from the payment of a note receivable in connection with the sale of an equity investment. For additional information, see Note 15 to the Condensed Consolidated Financial Statements in Part I, Item 1. The cash outflows from continuing operations in 2007 were primarily the result of our acquisition of SRS on May 7, 2007 and our investment in equipment and internally used software. Also in 2007, we had a cash inflow of $1.8 million from the sale of office buildings and land that we acquired in 2005. For the six months ended June 30, 2007, we had an investing cash inflow from discontinued operations of $3.0 million from the sale of our MSM subsidiary. For additional information see “Discontinued Operations” below. Cash flow from investing activities can fluctuate significantly with the execution of our acquisition strategy.

Net cash flows from financing activities

	Six months ended June 30,
(in thousands)	2008	2007
Cash (used in) provided by financing activities:	$(49,049)	$137,112

Cash used in financing activities was $49.0 million for the six months ended June 30, 2008, compared to cash provided by financing activities of $137.1 million for the same period in 2007. The net cash used in financing activities for the six months ended June 30, 2008 resulted from net payments on our credit facility of $67.0 million partially offset by proceeds from the exercise of stock options along with the related tax benefits of $18.0 million. For the six months ended June 30, 2007 cash provided by financing activities primarily resulted from the use of our credit facility to support the acquisition of SRS and proceeds from the exercise of stock options and the related tax benefits. In addition, we acquired treasury stock with a cost of $9.1 million related to the distribution of a supplemental executive retirement plan (SERP) for our Chairman and Chief Executive Officer (for additional information, see Note 13 “Retirement Plan Distribution and Treasury Stock Acquisition” to our Condensed Consolidated Financial Statements in Part 1, Item 1). The cash outflow for the acquisition of treasury stock was partially offset by the excess tax benefits generated by the SERP transaction of $8.6 million.

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

The terms of the credit agreement permit prepayment and termination of the loan commitments at any time, subject to certain conditions. The credit agreement requires the Company to comply with specified financial covenants, including the maintenance of a certain leverage ratio and fixed charge coverage ratio. The credit agreement also contains various covenants, including affirmative covenants with respect to certain reporting requirements and maintaining certain business activities, and negative covenants that, among other things, may limit our ability to incur liens, incur additional indebtedness, make investments, make acquisitions, pay cash dividends, and undertake certain additional actions. As of June 30, 2008, we were in compliance with our financial covenants under the credit agreement.

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

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” (SFAS 157) which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. SFAS 157 applies to other accounting pronouncements that require or permit fair value measurements, but does not require any new fair value measurements. A fair value hierarchy was established to classify the inputs used in measuring fair value. Disclosure requirements require disclosure of the level in the fair value hierarchy in which the fair value measurements in their entirety fall. On February 12, 2008, the FASB deferred the effective date for nonfinancial assets and liabilities to fiscal years beginning after November 15, 2008. For fiscal years beginning after November 15, 2007, the Company was required to implement SFAS 157 for financial assets and liabilities, as well as for any other assets and liabilities that are carried at fair value on a recurring basis in the financial statements. Effective January 1, 2008 we categorized our financial assets and liabilities measured at fair value by level in the hierarchy based on the priority of the inputs used in the valuation technique to measure fair value. See Note 14 to the Condensed Consolidated Financial Statements in Item 1 for expanded disclosure requirements. At this time we are assessing the impact the adoption of SFAS 157 for nonfinancial assets and liabilities will have on our consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Liabilities – Including an amendment of FASB Statement No. 115,” (SFAS 159) which permits entities to measure eligible items at fair value. For items where the fair value election is made, we will be required to report unrealized gains or losses in earnings. SFAS 159 is effective for fiscal years beginning after November 15, 2007. As of June 30, 2008, our financial assets and liabilities currently held are excluded from the provisions of SFAS 159. In the event that we acquire a significant qualifying investment or liability, or our debt currently held is modified we would reevaluate the options available to us under the provisions of SFAS 159.

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

EITF 06-10 is effective for fiscal years beginning after December 15, 2007. We have evaluated EITF 06-10 and have determined that it does not have a material impact on our results of operations or financial position.

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

On April 25, 2008, the FASB issued FASB Staff Position (FSP) No. FAS 142-3, “Determination of the Useful Life of Intangible Assets,” (FSP 142-3). This FSP addresses determining the useful life of an intangible asset when the intangible asset has renewal or extension options. FSP 142-3 amends Statement 142 useful life assessment criteria in regards to developing assumptions about renewal or extension options to allow entities to consider its own historical experience in renewing or extending similar arrangements adjusted for entity-specific factors. Statement 142 requires entities to determine whether the renewal or extension can be accomplished without substantial cost or material modifications of the existing terms and conditions in connection with the asset. FSP 142-3 removes the criteria to consider whether an intangible asset can be renewed without substantial cost or material modification. The guidance in FSP 142-3 applies prospectively to intangible assets acquired after December 15, 2008, the effective date of the FSP. The new disclosure requirements of FSP 142-3 apply to all intangible assets recognized as of, and subsequent to December 15, 2008. At this time we are assessing the impact of the adoption of FSP 142-3 will have on our consolidated financial statements.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles,” (SFAS 162) which establishes the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements that are presented in conformity with generally accepted accounting principles (GAAP). The current GAAP hierarchy is set forth in the American Institute of Certified Public Accountants (AICPA) Statement on Auditing Standards No. 69, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” In issuing SFAS 162, the GAAP hierarchy now resides in accounting literature established by the FASB versus the AICPA. The adoption of SFAS 162 will not impact our current practice of preparing financial statements in conformity with GAAP.

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

Our exposure to market risk relates to changes in interest rates for borrowings under our revolving credit facility. These borrowings bear interest at variable rates. As of June 30, 2008, we had $98.0 million outstanding under our revolving credit facility. A hypothetical 10% increase in interest rates would have increased our interest expense by $0.5 million for the six months ended June 30, 2008.

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

As of June 30, 2008, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), management evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 of the Exchange Act. Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective, as of the end of the period covered by this report, such that the information relating to us that is required to be disclosed in our reports filed with the SEC (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

On June 6, 2008, we held our 2008 Annual Meeting of Stockholders. At the Annual Meeting, our stockholders elected ten persons to serve as directors until the 2009 annual meeting of stockholders. The following table states the votes cast for or withheld with respect to the election of directors. There were no broker non-votes or abstentions on this matter. Holders of Class B Stock are entitled to cast 10 votes for each share of Class B Stock held.

	For		Withheld
Director Name	Class A	Class B	Class A	Class B
George J. Pedersen	19,022,499	141,443,450	388,912	0
Richard L. Armitage	18,868,684	141,443,450	542,727	0
Mary K. Bush	19,046,342	141,443,450	365,072	0
Barry G. Campbell	19,307,441	141,443,450	103,970	0
Robert A. Coleman	18,878,118	141,443,450	533,293	0
Walter R. Fatzinger, Jr.	19,308,985	141,443,450	102,426	0
David E. Jeremiah	19,307,020	141,443,450	104,391	0
Richard J. Kerr	19,293,057	141,443,450	118,354	0
Kenneth A. Minihan	19,256,495	141,443,450	154,916	0
Stephen W. Porter	18,960,619	141,443,450	450,792	0

At the Annual Meeting, our stockholders also ratified the appointment of Deloitte & Touche LLP to serve as our independent registered public accounting firm for the fiscal year ending December 31, 2008. The following table states the votes cast for and against the ratification of the appointment of Deloitte & Touche LLP, as well as the number of abstentions with respect to the ratification of the appointment of Deloitte & Touche LLP. There were no broker non-votes on this matter. Holders of Class B Stock are entitled to cast 10 votes for each share of Class B Stock held.

For		Against		Abstain
Class A	Class B	Class A	Class B	Class A	Class B
19,291,200	141,443,450	110,451	0	9,758	0

Item 6.	Exhibits

Exhibits required by Item 601 of Regulation S-K:

The following lists certain exhibits either filed herewith or filed with the SEC during the fiscal quarter ended June 30, 2008.

Exhibit No.	Description
31.1 ‡	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2 ‡	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32 ‡	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended.

‡	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MANTECH INTERNATIONAL CORPORATION

Date: August 1, 2008	By:	/s/ GEORGE J. PEDERSEN
	Name:	George J. Pedersen
	Title:	Chairman of the Board of Directors and Chief Executive Officer

Date: August 1, 2008	By:	/s/ KEVIN M. PHILLIPS
	Name:	Kevin M. Phillips
	Title:	Chief Financial Officer