Form 10-Q
period 2008-09-30
MANTECH INTERNATIONAL CORP
filed 2008-11-03
CIK 892537

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

or

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

As of October 29, 2008 there were outstanding 21,450,830 shares of our Class A Common Stock and 13,958,345 shares of our Class B Common Stock.

MANTECH INTERNATIONAL CORPORATION

FORM 10-Q

FOR THE QUARTER ENDED September 30, 2008

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

MANTECH INTERNATIONAL CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in Thousands Except Per Share Amounts)

	(unaudited)
	September 30, 2008	December 31, 2007

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$6,955	$8,048
Receivables—net	343,231	337,467
Prepaid expenses and other	13,952	19,104

Total Current Assets	364,138	364,619

Property and equipment—net	14,703	14,170
Goodwill	470,386	451,832
Other intangibles—net	79,136	82,976
Employee supplemental savings plan assets	16,496	17,999
Other assets	5,779	5,907

TOTAL ASSETS	$950,638	$937,503

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of debt	$44,900	$126,000
Accounts payable and accrued expenses	126,934	100,447
Accrued salaries and related expenses	66,621	61,429
Billings in excess of revenue earned	8,508	8,334

Total Current Liabilities	246,963	296,210

Debt-net of current portion	—	39,000
Accrued retirement	17,599	18,973
Other long-term liabilities	7,088	7,848
Deferred income taxes—non-current	29,935	24,167

TOTAL LIABILITIES	301,585	386,198

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Common stock, Class A—$0.01 par value; 150,000,000 shares authorized; 21,685,195 and 20,474,379 shares issued at September 30, 2008 and December 31, 2007; 21,442,155 and 20,231,339 shares outstanding at September 30, 2008 and December 31, 2007, respectively	217	205
Common stock, Class B—$0.01 par value; 50,000,000 shares authorized; 13,958,345 and 14,279,813 shares issued and outstanding at September 30, 2008 and December 31, 2007	140	143
Additional paid-in capital	331,670	297,827
Treasury stock, 243,040 shares at cost at September 30, 2008 and December 31, 2007	(9,114)	(9,114)
Retained earnings	328,379	262,686
Accumulated other comprehensive loss	(152)	(147)
Unearned ESOP shares	(2,087)	(295)

TOTAL STOCKHOLDERS’ EQUITY	649,053	551,305

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$950,638	$937,503

See notes to condensed consolidated financial statements.

MANTECH INTERNATIONAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In Thousands Except Per Share Amounts)

	(unaudited) Three months ended September 30,		(unaudited) Nine months ended September 30,
	2008	2007	2008	2007
REVENUES	$486,128	$383,359	$1,376,170	$1,026,344
Cost of services	407,973	321,133	1,155,055	860,289
General and administrative expenses	37,831	31,804	109,127	88,791

OPERATING INCOME	40,324	30,422	111,988	77,264
Interest expense	(962)	(1,887)	(3,573)	(3,423)
Interest income	369	153	711	1,106
Other (expense) income, net	(223)	(84)	(355)	262

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	39,508	28,604	108,771	75,209
Provision for income taxes	(15,644)	(11,129)	(43,078)	(29,262)

INCOME FROM CONTINUING OPERATIONS	23,864	17,475	65,693	45,947
(Loss) from operations of discontinued component, net of taxes	—	—	—	(458)
Gain on sale of discontinued operation, net of taxes (sold to CEO)	—	—	—	338

(Loss) from discontinued operations, net of taxes	—	—	—	(120)

NET INCOME	$23,864	$17,475	$65,693	$45,827

BASIC EARNINGS (LOSS) PER SHARE:
Class A common stock
Income from continuing operations	$0.68	$0.51	$1.88	$1.35
(Loss) from discontinued operations, net of taxes	—	—	—	—

Class A basic earnings per share	$0.68	$0.51	$1.88	$1.35

Weighted average common shares outstanding	21,297	19,779	20,819	19,555

Class B common stock
Income from continuing operations	$0.68	$0.51	$1.88	$1.35
(Loss) from discontinued operations, net of taxes	—	—	—	—

Class B basic earnings per share	$0.68	$0.51	$1.88	$1.35

Weighted average common shares outstanding	13,958	14,382	14,076	14,459

DILUTED EARNINGS (LOSS) PER SHARE:
Class A common stock
Income from continuing operations	$0.67	$0.51	$1.86	$1.33
(Loss) from discontinued operations, net of taxes	—	—	—	—

Class A diluted earnings per share	$0.67	$0.51	$1.86	$1.33

Weighted average common shares outstanding	21,755	20,181	21,279	19,966

Class B common stock
Income from continuing operations	$0.67	$0.51	$1.86	$1.33
(Loss) from discontinued operations, net of taxes	—	—	—	—

Class B diluted earnings per share	$0.67	$0.51	$1.86	$1.33

Weighted average common shares outstanding	13,958	14,382	14,076	14,459

See notes to condensed consolidated financial statements.

MANTECH INTERNATIONAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in Thousands)

	(unaudited) Three months ended September 30,		(unaudited) Nine months ended September 30,
	2008	2007	2008	2007
NET INCOME	$23,864	$17,475	$65,693	$45,827

OTHER COMPREHENSIVE INCOME:
Translation adjustments	41	5	(5)	31

Total other comprehensive income	41	5	(5)	31

COMPREHENSIVE INCOME	$23,905	$17,480	$65,688	$45,858

See notes to condensed consolidated financial statements.

MANTECH INTERNATIONAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in Thousands)

	(unaudited) Nine months ended September 30,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$65,693	$45,827
Adjustments to reconcile net income to net cash provided by operating activities:
Loss from discontinued operation, net of tax	—	458
Gain on sale of discontinued operation, net of tax	—	(338)
Stock-based compensation	4,959	5,203
Excess Tax benefits from exercise of stock options	(5,990)	(1,277)
Deferred income taxes	4,291	(830)
Depreciation and amortization	12,926	10,647
Change in assets and liabilities—net of effects from acquired and disposed businesses:
Receivables-net	(2,981)	(5,968)
Prepaid expenses and other	1,558	3,380
Accounts payable and accrued expenses	32,070	12,014
Accrued salaries and related expenses	4,186	(5,220)
Billings in excess of revenue earned	142	(769)
Accrued retirement	(1,374)	1,510
Other	1,414	(493)

Net cash flow from operating activities of continuing operations	116,894	64,144
Net cash flow from discontinued operations	—	(1,562)

Net cash flow from operating activities	116,894	62,582

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(3,108)	(1,760)
Investment in capitalized software for internal use	(2,062)	(1,556)
Proceeds from the sale of property and equipment	—	1,828
Proceeds from note receivable	5,126	—
Exercise of GSE warrants	—	(133)
Proceeds from sale of GSE shares	—	600
Acquisition of businesses—net of cash acquired	(24,608)	(197,016)

Net investing cash flow from continuing operations	(24,652)	(198,037)
Net investing cash flow from discontinued operations	—	3,000

Net cash flow from investing activities	(24,652)	(195,037)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	20,775	9,447
Excess tax benefits from the exercise of stock options	5,990	1,277
Excess tax benefit from distribution of shares held in grantor trust	—	8,581
Treasury stock acquired	—	(9,114)
Net borrowings under the line of credit, non-current	—	10,000
Net (repayments) borrowings under the line of credit	(120,100)	74,292

Net cash flow from financing activities	(93,335)	94,483

NET DECREASE IN CASH AND CASH EQUIVALENTS	(1,093)	(37,972)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	8,048	41,510

CASH AND CASH EQUIVALENTS, END OF PERIOD	$6,955	$3,538

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for income taxes	$31,551	$19,661

Cash paid for interest	$3,370	$3,340

Noncash financing activities:
ESOP Contributions	$1,792	$503

See notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2008

UNAUDITED

1. Introduction and Overview

ManTech International Corporation (depending on the circumstances, “ManTech” “Company” “we” “our” “ours” or “us”) is a provider of innovative technologies and solutions for mission-critical national security programs for the U.S. government Intelligence Community; the departments of Defense, State, Homeland Security and Justice; the Space Community; and other federal government agencies. Our expertise includes systems engineering, systems integration, software development, enterprise architecture, cyber security, information assurance, intelligence operations and analysis support, network and critical infrastructure protection, information operations and information warfare support, information technology, communications integration, logistics and supply chain management, and service oriented architectures. With approximately 7,600 highly qualified employees, we operate in the United States and over 40 countries worldwide.

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

3. Acquisitions

Emerging Technologies Group Acquisition—On August 29, 2008, we completed the acquisition of all outstanding equity interests in Emerging Technologies Group, USA, Inc. (“ETG”). The results of ETG’s operations have been included in the consolidated financial statements since that date. The acquisition was consummated pursuant to an Agreement and Plan of Merger (“Merger Agreement”), dated August 15, 2008, by and among ManTech, ETG, certain shareholders of ETG, Project Eagle Inc., a newly formed and wholly owned subsidiary of the Company (“Merger Sub”), and a Rights Holder Representative for the shareholders and option holders of ETG. Pursuant to the terms of the Merger Agreement, Merger Sub merged with and into ETG, with ETG continuing as the surviving corporation and a wholly owned subsidiary of the Company.

ETG, was a privately-held company, providing computer and network forensics supporting the counterterrorism and counter intelligence mission around the world. ETG’s customer base focused primarily in the Intelligence Community and the Department of Defense (DoD). At August 29, 2008, ETG had 58 employees of which nearly 100% held security clearances. For the twelve months ended June 30, 2008, ETG’s revenue was approximately $14.4 million.

Management believes the acquisition of ETG has deepened our capabilities in cyber security and positions us to develop additional work related to the Comprehensive National Cyber Initiative.

The initial purchase price was $25.1 million, which included $0.1 million in transaction fees. The initial purchase may be reduced if the closing working capital of ETG does not meet the target amount per the merger agreement. The Company and ETG have a specified period following the date of acquisition to finalize any purchase price adjustment, as defined in the agreement. Any potential purchase price adjustment will be based on the Company’s calculation of the closing working capital which will be subject to review and approval by ETG. Pursuant to the Merger Agreement, $3.8 million of the purchase price was placed into an escrow account to satisfy potential indemnification liabilities of ETG and its shareholders. The escrow claim period expires eighteen months after the purchase closing date. We primarily utilized borrowings under our credit agreement (see Note 8) to finance the acquisition.

The preliminary purchase price was allocated to the underlying assets and liabilities based on their estimated fair values at the date of acquisition. The fair value assigned to the assets and liabilities is still under review and could be adjusted upon completion of our assessment of fair value. Total assets were $27.1 million, including goodwill and intangible assets recognized in connection with the acquisition, and total liabilities were $2.0 million. Included in total assets were $4.6 million in acquired intangible assets which are being amortized over their respective estimated useful lives, ranging from one to twenty years, using the pattern of benefits method. Approximately $0.4 million of the purchase price has been reserved in escrow for payment of certain compensation liabilities. These liabilities are expected to be settled in January 2009. We have recorded initial goodwill of $18.2 million which will be deductible for tax purposes over 15 years, assuming adequate levels of taxable income. Recognition of goodwill is largely attributed to the highly skilled employees and the value paid for companies supporting high-end defense, intelligence and homeland security markets. The assets, liabilities and results of operations of ETG were not significant to the Company’s condensed consolidated financial position or results of operations.

McDonald Bradley Acquisition—On December 18, 2007, we completed the acquisition of all outstanding equity interests in McDonald Bradley, Inc. (“McDonald Bradley” or “MBI”). The results of McDonald Bradley’s operations have been included in the consolidated financial statements since that date. The acquisition was consummated pursuant to an Agreement and Plan of Merger (“Merger Agreement”), dated November 15, 2007, by and among ManTech, McDonald Bradley, Spyglass Acquisition Corp., a newly formed and wholly owned subsidiary of the Company (“Merger Sub”), and a Shareholder Representative for the shareholders of McDonald Bradley. Pursuant to the terms of the Merger Agreement, Merger Sub merged with and into McDonald Bradley, with McDonald Bradley continuing as the surviving corporation and a wholly owned subsidiary of the Company. At December 18, 2007, McDonald Bradley had 264 employees of which approximately two-thirds held security clearances. For calendar year 2007, McDonald Bradley’s revenues were $49.5 million.

McDonald Bradley, was a privately-held company, doing business as a secure information sharing and IT solutions provider to the federal government with a focus on Department of Defense, Intelligence Community and Homeland Security markets. McDonald Bradley is a provider of high-end, mission-critical, technology-differentiated solutions primarily in areas of Service Oriented Architectures, data interoperability and information assurance.

Management believes the acquisition of McDonald Bradley has deepened our capabilities in the high-end defense, intelligence and homeland security marketplace, strengthens our position as a provider of secure information sharing and data interoperability solutions, and improves our position to bid as a prime contractor on larger information technology solutions opportunities.

The initial purchase price was $78.9 million, which included $0.4 million in transaction fees. The initial purchase price included a closing date working capital adjustment of $1.9 million. Pursuant to the Merger Agreement, $7.7 million of the purchase price was placed into an escrow account to satisfy potential indemnification liabilities of the Company, and to satisfy potential expenses of the Shareholder Representative. The escrow term is for a period of sixteen months. We utilized borrowings under our credit agreement (see Note 8) to finance the acquisition.

The purchase price was allocated to the underlying assets and liabilities based on their estimated fair values at the date of acquisition. Total assets were $85.6 million, including goodwill and intangible assets recognized in connection with the acquisition, and total liabilities were $6.7 million. Included in total assets were $10.2 million in acquired intangible assets which are being amortized over their respective estimated useful lives, ranging from one to twenty years, using the pattern of benefits method. Other than goodwill and other intangible assets recognized in connection with the acquisition, the assets, liabilities and results of operations of McDonald Bradley were not significant to the Company’s condensed consolidated financial position or results of operations. We have recorded goodwill of $63.2 million which will be deductible for tax purposes over 15 years, assuming adequate levels of taxable income. Recognition of goodwill is largely attributed to the highly skilled employees and the value paid for companies supporting high-end defense, intelligence and homeland security markets.

SRS Acquisition—On May 7, 2007, we completed the acquisition of all outstanding equity interests in SRS Technologies, (“SRS”). The results of SRS’s operations have been included in the consolidated financial statements since that date. The acquisition was consummated pursuant to an Agreement and Plan of Merger (“Merger Agreement”), dated April 6, 2007, by and among ManTech, a wholly owned subsidiary of ManTech SRS, certain shareholders of SRS, and certain persons acting as a representative for the shareholders of SRS. The Merger Agreement provided for the merger of a wholly owned subsidiary of ManTech with and into SRS, with SRS surviving the merger and becoming a wholly owned subsidiary of ManTech (“ManTech SRS”).

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

Management believes the acquisition of SRS has extended our presence in the high-end national security marketplace and enhances our presence in the US Defense Advanced Research Projects Agency (DARPA), Department of Homeland Security, Missile Defense Agency, National Reconnaissance Office, National Geospatial-Intelligence Agency, and other Department of Defense agencies.

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

Pro Forma Financial Information

The unaudited financial information in the table below summarizes the combined results of operations of ManTech and SRS, on a pro forma basis, as though the companies had been combined as of the beginning of the period presented. The pro forma financial information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition and borrowings under our credit agreement (see Note 8) had taken place at the beginning of the period presented. The pro forma financial information for the nine months ended September 30, 2007 includes the business combination accounting effect on historical ManTech for amortization charges from acquired intangible assets, interest expense at our current level of debt, removal of SRS’s CEO salary and benefit related costs, and the related tax effects.

The unaudited pro forma financial information for the nine months ended September 30, 2007 presented below combines the historical results for ManTech and SRS.

(in thousands except per share amounts)	Nine months ended September 30, 2007
Revenue	$1,102,935
Income from continuing operations-net of taxes	$46,719
Net Income	$46,599
Diluted earnings per share (Class A and B common stock)	$1.37

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Numerator for net income per Class A and Class B common stock:

Net income	$23,864	$17,475	$65,693	$45,827

Numerator for basic net income Class A common stock	$14,416	$10,118	$39,194	$26,346
Numerator for basic net income Class B common stock	$9,448	$7,357	$26,499	$19,481

Numerator for diluted net income Class A common stock	$14,537	$10,203	$39,538	$26,579
Numerator for diluted net income Class B common stock	$9,327	$7,272	$26,155	$19,248

Basic weighted average common shares outstanding
Class A common stock	21,297	19,779	20,819	19,555
Class B common stock	13,958	14,382	14,076	14,459

Effect of potential exercise of stock options
Class A common stock	457	402	460	411
Class B common stock	—	—	—	—

Diluted weighted average common shares outstanding - Class A	21,755	20,181	21,279	19,966

Diluted weighted average common shares outstanding - Class B	13,958	14,382	14,076	14,459

For the three months ended September 30, 2008 and 2007, options to purchase 122 thousand and 825 thousand shares, respectively, weighted for the portion of the period for which they were outstanding, were outstanding but not included in the computation of diluted earnings per share because the options’ effect would have been anti-dilutive. For the nine months ended September 30, 2008 and 2007, options to purchase 421 thousand and 778 thousand shares, respectively, weighted for the portion of the period for which they were outstanding, were outstanding but not included in the computation of diluted earnings per share because the options’ effect would have been anti-dilutive. For the nine months ended September 30, 2008 and 2007, shares issued from the exercise of stock options were 851 thousand and 449 thousand, respectively.

5. Receivables

We deliver a broad array of information technology and technical services solutions under contracts with the U.S. government, state and local governments, and commercial customers. The components of contract receivables are as follows (in thousands):

	September 30, 2008	December 31, 2007
Billed receivables	$280,096	$298,059
Unbilled receivables:
Amounts billable	57,634	32,194
Revenues recorded in excess of funding	8,242	7,792
Revenues recorded in excess of milestone billings on fixed price contracts	983	3,448
Retainage	3,089	2,127
Allowance for doubtful accounts	(6,813)	(6,153)

	$343,231	$337,467

Amounts billable consist principally of amounts to be billed within the next month. Revenues recorded in excess of funding are billable upon receipt of contractual amendments or other modifications. Revenues recorded in excess of milestone billings on fixed price contracts consist of amounts not expected to be billed within the next month. The retainage is billable upon completion of the contract performance and approval of final indirect expense rates by the government. Accounts receivable at September 30, 2008, are expected to be substantially collected within one year except for approximately $3.0 million.

6. Property and Equipment

Major classes of property and equipment are summarized as follows (in thousands):

	September 30, 2008	December 31, 2007
Furniture and equipment	$25,877	$23,916
Leasehold improvements	13,578	13,543

	39,455	37,459
Less: Accumulated depreciation and amortization	(24,752)	(23,289)

	$14,703	$14,170

7. Goodwill and Other Intangibles

The changes in the carrying amounts of goodwill during the year ended December 31, 2007 and the period ended September 30, 2008 are as follows (in thousands):

		Goodwill Balance
Gross amount at December 31, 2006		$248,429
Less: Accumulated amortization (pre adoption of SFAS 142)		(10,107)

Net amount at December 31, 2006		238,322
Acquisition-SRS Technologies	$150,345
Acquisition-McDonald Bradley, Inc.	62,965
Additional consideration for the acquisition of GRS Solutions, Inc.	200	213,510

Net amount at December 31, 2007		$451,832
Acquisition-Emerging Technologies Group, USA, Inc.	$18,158
Additional consideration / adjustment for the acquisition of McDonald Bradley, Inc.	224
Additional consideration / adjustment for the acquisition of SRS Technologies	172	18,554

Net amount at September 30, 2008		$470,386

Intangible assets consisted of the following (in thousands):

	September 30, 2008			December 31, 2007
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized intangible assets:
Contract and program intangibles	$100,840	$27,486	$73,354	$96,240	$20,265	$75,975
Capitalized software cost for sale	10,138	9,829	309	11,672	10,430	1,242
Capitalized software cost for internal use	14,931	9,510	5,421	13,699	7,997	5,702
Other	58	6	52	57	—	57

	$125,967	$46,831	$79,136	$121,668	$38,692	$82,976

Aggregate amortization expense for the three months ended September 30, 2008 and 2007 was $3.6 million and $3.4 million, respectively. During the periods ended September 30, 2008 and 2007, respectively, amortization expense included $0.6 and $0.9 million related to write downs of an acquisition related intangible asset for internally developed software due to a change in its estimated net realizable value. Aggregate amortization expense for the nine months ended September 30, 2008 and 2007 was $9.6 million and $7.6 million, respectively. We estimate that we will have the following amortization expense for the future periods indicated below (in thousands):

For the remaining three months ending December 31, 2008	$2,796
Year ending:
December 31, 2009	$11,356
December 31, 2010	$9,677
December 31, 2011	$6,715
December 31, 2012	$5,462
December 31, 2013	$4,573

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

Borrowings under the credit agreement are collateralized by our assets and bear interest at one of the following rates as selected by the Company: a LIBOR-based rate plus market-rate spreads that are determined based on a company leverage ratio calculation (0.875% to 1.5%), or the lender’s base rate, which is the lower of the Federal Funds Rate plus 0.5% or Bank of America’s prime lending rate. At September 30, 2008, the borrowing rate on our outstanding debt was 2.53%.

The terms of the credit agreement permit prepayment and termination of the loan commitments at any time, subject to certain conditions. The credit agreement requires the Company to comply with specified financial covenants, including the maintenance of a certain leverage ratio and fixed charge coverage ratio. The credit agreement also contains various covenants, including affirmative covenants with respect to certain reporting requirements and maintaining certain business activities, and negative covenants that, among other things, may limit our ability to incur liens, incur additional indebtedness, make investments, make acquisitions, pay cash dividends, and undertake certain additional actions. As of September 30, 2008, we were in compliance with our financial covenants under the credit agreement.

We had $44.9 million outstanding on our credit facility at September 30, 2008 down from $165.0 million at December 31, 2007. The maximum additional available borrowing under the credit facility at September 30, 2008 was $254.4 million. As of September 30, 2008, we were contingently liable under letters of credit totaling $0.7 million, which reduces our availability to borrow under our credit facility.

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

10. Stock-Based Compensation

Stock Options— In June 2006, the Company’s stockholders approved our 2006 Management Incentive Plan (the Plan), which was designed to enable us to attract, retain and motivate key employees. The Plan amended and restated the Company’s Management Incentive Plan that was approved by the Company’s stockholders prior to the initial public offering in 2002 (the 2002 Plan). In connection with the creation of the Plan, all options outstanding under the 2002 Plan were assumed. Awards granted under the Plan are settled in shares of Class A common stock. At the beginning of each year, the Plan provides that the number of shares available for issuance automatically increases by an amount equal to one and one-half percent of the total number of shares of Class A and Class B common stock outstanding on December 31st of the previous year. On January 2, 2008, 517,667 additional shares were made available for issuance under the Plan. Through September 30, 2008, the aggregate number of shares of our common stock authorized for issuance under the Plan was 7,312,649. Through September 30, 2008, 3,272,599 shares of our Class A common stock have been issued as a result of the exercise of the options granted under the Plan. The Plan expires in June 2016.

The Plan is administered by the compensation committee of our board of directors, along with its delegates. Subject to the express provisions of the Plan, the committee has broad authority to administer and interpret the Plan, including the discretion to determine the exercise price, vesting schedule, contractual life and the number of shares to be issued.

We typically issue options that vest in three equal installments, beginning on the first anniversary of the date of grant. Prior to January 1, 2006, we typically issued options under the 2002 Plan that expired ten years after the date of grant. Under the terms of the Plan, the contractual life of the option grants may not exceed eight years. During the nine months ended September 30, 2008 and 2007, we issued options that expire five years from the date of grant. The Company expects that it will continue to issue options that expire five years from the date of grant for the foreseeable future.

Stock Compensation Expense— Effective January 1, 2006, we adopted the Financial Accounting Standards Board (FASB) SFAS No. 123 (revised 2004), Share-Based Payment, using the modified prospective method. Under this method, compensation costs for all awards granted after the date of adoption and the unvested portion of previously granted awards are measured at an estimated fair value and included in operating expenses or capitalized as appropriate over the vesting period during which an employee provides service in exchange for the award. For the nine months ended September 30, 2008 and 2007, total recognized tax benefits from the exercise of stock options were $6.3 million and $1.6 million, respectively. For the three months ended September 30, 2008 and 2007, we recorded $1.6 million and $1.8 million of stock-based compensation cost as general and administrative expense in our statement of operations, respectively. For the nine months ended September 30, 2008 and 2007, we recorded $5.0 million and $5.2 million of stock-based compensation cost, respectively. No compensation expense of employee’s holding stock options, including stock-based compensation expense, was capitalized during the period. As of September 30, 2008, there was $10.3 million of unrecognized compensation cost related to share-based compensation arrangements that we expect to vest. The weighted-average period over which expense is expected to be recognized is 1.9 years.

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

The following weighted-average assumptions were used for option grants during the nine months ended September 30, 2008 and 2007:

Volatility. The expected volatility of the options granted was estimated based upon historical volatility of the Company’s share price through weekly observations of the Company’s trading history. For the nine months ended September 30, 2008 and 2007 we used a volatility of 34.3% and 35.9%, respectively.

Expected Term. The expected term of options granted to employees during the nine months ended September 30, 2008 was determined from historical exercises of the grantee population. Due to a lack of historical exercise data, the expected term for option grants to our board of directors during 2008 was determined under the SEC’s Staff Accounting Bulletin No. 110 ((vesting term + original contractual term)/2). For all grants valued during the nine months ended September 30, 2008 and 2007, the options had graded vesting over 3 years (33.3% of the options in each grant vest annually) and a contractual term of 5 years. For the nine months ended September 30, 2008 and 2007, the options had a weighted-average expected term of 2.97 years and 3.15 years, respectively.

Risk-free Interest Rate. The yield on zero-coupon U.S. Treasury strips was used to extrapolate a forward-yield curve. This “term structure” of future interest rates was then input into a numeric model to provide the equivalent risk-free rate to be used in the Black-Scholes-Merton model based on expected term of the underlying grants. For the nine months ended September 30, 2008 and 2007, the weighted-average risk-free interest rate used was 1.83% and 4.48%, respectively.

Dividend Yield. The Black-Scholes-Merton valuation model requires an expected dividend yield as an input. We have not issued dividends in the past nor do we expect to issue dividends in the future. As such, the dividend yield used in our valuations for the nine months ended September 30, 2008 and 2007 was zero, respectively.

Stock Option Activity— During the nine months ended September 30, 2008 we granted stock options to purchase 650,250 shares of Class A common stock at a weighted-average exercise price of $44.28 per share, which reflects the fair market value of the shares on the date of grant. The weighted-average fair value of options granted during the nine months ended September 30, 2008 and 2007, as determined under the Black-Scholes-Merton valuation model, was $11.29 and $11.47, respectively. These options vest in 3 equal installments over 3 years and have a contractual term of 5 years. Option grants that vested during the nine months ended September 30, 2008 and 2007 had a combined fair value of $5.8 million and $5.0 million, respectively.

The following table summarizes the stock option activity for the year ended December 31, 2007 and the nine months ended September 30, 2008:

	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value (in thousands)
Shares under option, December 31, 2006	2,255,119	$21.00
Options granted	796,000	$36.41
Options exercised	(635,471)	$20.57	$14,772
Options cancelled and expired	(114,406)	$27.33

Shares under option, December 31, 2007	2,301,242	$28.30
Options granted	650,250	$44.28
Options exercised	(850,630)	$24.42	$22,578
Options cancelled and expired	(114,330)	$35.83

Shares under option, September 30, 2008	1,986,532	$34.79	$48,667

The following table summarizes nonvested stock options for the nine months ended September 30, 2008:

	Number of Shares	Weighted Average Fair Value
Nonvested stock options at December 31, 2007	1,308,494	$11.04
Options granted	650,250	$11.29
Vested during period	(558,539)	$10.46
Options cancelled	(88,164)	$11.27

Nonvested shares under option, September 30, 2008	1,312,041	$11.40

Information concerning stock options outstanding and stock options expected to vest at September 30, 2008:

	Options Exercisable and Expected to Vest	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Aggregate Intrinsic Value (in thousands)
Stock options exercisable	674,491	4.6	$25.35	$22,895
Stock options expected to vest	1,159,059	3.8	$39.43	$23,017

Options exercisable and expected to vest	1,833,550

11. Business Segment and Geographic Area Information

We operate as one segment, delivering a broad array of information technology and technical services solutions under contracts with the U.S. government, state and local governments, and commercial customers. Our federal government customers typically exercise independent contracting authority, and even offices or divisions within an agency or department may directly, or through a prime contractor, use our services as a separate customer so long as that customer has independent decision-making and contracting authority within its organization. Revenues from the U.S. government under prime contracts and subcontracts were approximately 98.0% and 97.6% of our total revenue for the nine months ended September 30, 2008 and 2007, respectively. There were no sales to any customers within a single country (except for the United States) where the sales accounted for 10% or more of total revenue. We treat sales to U.S. government customers as sales within the United States regardless of where the services are performed. Substantially all assets were held in the United States for the periods ended September 30, 2008 and December 31, 2007. Revenues by geographic customer and the related percentages of total revenues for the three and nine months ended September 30, 2008 and 2007 were as follows (in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2008		2007		2008		2007
United States	$481,135	99.0%	$378,427	98.7%	$1,359,815	98.8%	$1,011,919	98.6%
International	4,993	1.0	4,932	1.3	16,355	1.2	14,425	1.4

	$486,128	100.0%	$383,359	100.0%	$1,376,170	100.0%	$1,026,344	100.0%

During the three months ended September 30, 2008 one contract in continuing operations, Ground Systems Route Clearance, exceeded 10% of our revenue. During the nine months ended September 30, 2008, Ground Systems Route Clearance was 10% of our revenue. Our Ground Systems Route Clearance contract supplements the Countermine IED Maintenance contract although it was awarded and is funded separately from the Countermine IED Maintenance contract. During the three months and nine months ended September 30, 2007, Countermine IED Maintenance exceeded 10% or our revenue.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2008	%	2007	%	2008	%	2007	%
	(amounts in thousands)
Revenues from external customers:
Countermine IED Maintenance	$8,528	2%	$53,776	14%	$97,985	7%	$142,909	14%
Ground Systems Route Clearance	87,770	18%	—	0%	142,743	10%	—	0%
All other contracts	389,830	80%	329,583	86%	1,135,442	83%	883,435	86%

ManTech Consolidated	$486,128	100%	$383,359	100%	$1,376,170	100%	$1,026,344	100%

Operating Income:
Countermine IED Maintenance	$5	0%	$1,655	5%	$1,032	1%	$3,936	5%
Ground Systems Route Clearance	2,969	7%	—	0%	3,337	3%	—	0%
All other contracts	37,350	93%	28,767	95%	107,619	96%	73,328	95%

ManTech Consolidated	$40,324	100%	$30,422	100%	$111,988	100%	$77,264	100%

	September 30, 2008%		December 31, 2007%
Receivables:
Countermine IED Maintenance	$2,145	1%	$22,540	7%
Ground Systems Route Clearance	34,742	10%	—	0%
All other contracts	306,344	89%	314,927	93%

ManTech Consolidated	$343,231	100%	$337,467	100%

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

The following discloses the results of the discontinued operations of MSM for the nine months ended September 30, 2007 (in thousands):

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

The converted shares were surrendered to the Company to pay taxes applicable to the distribution of all GJP SERP shares on Mr. Pedersen’s behalf. The shares have been accounted for as treasury stock on our condensed consolidated balance sheet, using the cost method, at a value of $9.1 million. In addition, at June 30, 2007 we recognized an $8.6 million tax benefit on the distribution from the trust. The tax benefit was recorded to additional paid-in capital and was reported as a cash inflow from financing activities on our condensed statement of cash flows for the nine months ended September 30, 2007.

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

Effective January 1, 2008, financial and non-financial assets and liabilities recorded at fair value on a recurring basis on our condensed consolidated balance sheet were categorized based on the priority of the inputs used in the valuation technique to measure fair value. SFAS 157 established a three level fair value hierarchy to classify the inputs used in measuring fair value as follows:

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

As of September 30, 2008, our financial assets measured at fair value consisted of items such as money market investments, mutual funds, and corporate owned variable universal life insurance policies (“COLI”). The assets underlying the life insurance are money market investments and mutual funds. All assets are held in a rabbi trust for the benefit of the COLI participants. Our financial assets are all valued based on observable quoted market prices for similar assets.

The following table summarizes the financial assets measured at fair value on a recurring basis as of September 30, 2008 and the level they fall within the fair value hierarchy (in thousands):

	At September 30, 2008 Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets (Level One)	Significant Other Observable Inputs (Level Two)	Significant Unobservable Inputs (Level Three)	Total
Assets:
Employee deferred compensation plan assets	$270	$—	$—	$270
Employee supplemental savings plan assets	$—	$15,803	$—	$15,803

At September 30, 2008, the Employee Deferred Compensation Plan and Employee Supplemental Savings Plan liabilities totaled approximately $0.3 million and $15.9 million, respectively. The assets listed above at fair value are directly related to these respective liabilities.

On February 12, 2008, the FASB issued FASB Staff Position (FSP) No. 157-2 which delays the effective date of SFAS 157 for nonfinancial assets and liabilities to fiscal years beginning after November 15, 2008, although early adoption is permitted. We do not expect the adoption of FSP 157-2 to have a material impact on our consolidated financial statements.

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

Introduction and Overview

We are a provider of innovative technologies and solutions for mission-critical national security programs for the U.S. government Intelligence Community, the departments of Defense, State, Homeland Security and Justice; the Space Community; and other federal government agencies. Our expertise includes systems engineering, systems integration, software services, enterprise architecture, cyber security, information assurance, intelligence operations and analysis support, network and critical infrastructure protection, information operations and information warfare support, information technology, communications integration, logistics and supply chain management, and service oriented architectures. With approximately 7,600 highly qualified employees, we operate in the United States and over 40 countries worldwide.

We derive revenue primarily from contracts with U.S. government agencies that are focused on national security and as a result, funding for our programs is generally linked to trends in U.S. government spending in the areas of defense, intelligence, homeland security and other federal government agencies. Related to the evolving terrorist threats and world events, the U.S. government has continued to increase its overall defense, intelligence and homeland security budgets.

We recommend that you read this discussion and analysis in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our annual report on Form 10-K for the fiscal year ended December 31, 2007, previously filed with the SEC.

Three Months Ended September 30, 2008 Compared to the Three Months Ended September 30, 2007

	Condensed Consolidated Statements of Income
	Three Months Ended September 30,				Period to Period Change
	2008	2007	2008	2007	2007 to 2008
	Dollars		Percentages		Dollars	Percent
	( dollars in thousands)
REVENUES	$486,128	$383,359	100.0%	100.0%	$102,769	26.8%
Cost of services	407,973	321,133	83.9%	83.8%	86,840	27.0%
General and administrative expenses	37,831	31,804	7.8%	8.3%	6,027	19.0%

OPERATING INCOME	40,324	30,422	8.3%	7.9%	9,902	32.5%
Interest expense	(962)	(1,887)	0.2%	0.5%	925	-49.0%
Interest income	369	153	0.1%	0.0%	216	141.2%
Other (expense) income, net	(223)	(84)	0.0%	0.0%	(139)	165.5%

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	39,508	28,604	8.1%	7.5%	10,904	38.1%
Provision for income taxes	(15,644)	(11,129)	3.2%	2.9%	(4,515)	40.6%

NET INCOME	$23,864	$17,475	4.9%	4.6%	$6,389	36.6%

Revenues

Revenues increased 26.8% to $486.1 million for the three months ended September 30, 2008, compared to $383.4 million for the same period in 2007. The increase was primarily due to our contracts supporting forward deployments in Iraq, Afghanistan and other areas around the world and our acquisitions of MBI in December 2007 and ETG in August 2008. Approximately $69.3 million of our increase in revenue was attributable to field engineering technical support contracts, including contracts for the installation and repair of systems designed to counter or clear mines and improvised explosive devices (IEDs). For the three months ending September 30, 2008, revenue increases related to our recent acquisitions, ETG and MBI, totaled $12.0 million.

Cost of services

Cost of services increased 27.0% to $408.0 million for the three months ended September 30, 2008, compared to $321.1 million for the same period in 2007. The increase in cost of services was primarily due to larger purchases of equipment and materials directly for contracts and our acquisitions of MBI in December 2007 and ETG in August 2008. As a percentage of revenues, cost of services increased 0.1% to 83.9% for the three months ended September 30, 2008 as compared to 83.8% for the same period in 2007. Direct labor costs, which include applicable fringe benefits and overhead, increased by 15.6% primarily due to escalations on our global property management and our counter mine and route clearance contracts as well as the acquisitions of MBI and ETG. Other direct costs, which include subcontractors and third party equipment and materials used in the performance of our contracts, increased by 37.9% over the same period in 2007. The increase in other direct costs was primarily due to an increase in purchases of equipment and materials on our contracts for installation and repair of systems designed to counter or clear mines and IEDs, as noted above. As a percentage of revenues, other direct costs increased from 42.9% for the three months ended September 30, 2007 to 46.7% for the same period in 2008.

General and administrative expenses

General and administrative expenses increased 19.0% to $37.8 million for the three months ended September 30, 2008, compared to $31.8 million for the same period in 2007. The increase in expense resulted primarily from the acquisition of MBI and ETG and increased spending to support the growth of our business. As a percentage of revenues, general and administrative expenses decreased to 7.8% from 8.3% for the three months ended September 30, 2008 and 2007, respectively. The reduction as a percentage of revenues was largely due to the leveraging of our administrative expenses over a larger revenue base. For the three months ended September 30, 2008 and 2007, we recognized $1.6 million and $1.8 million in share-based compensation expense under Statement of Financial Accounting Standards (SFAS) No. 123R, respectively.

Interest expense

Interest expense decreased $0.9 million to $1.0 million for the three months ended September 30, 2008, compared to $1.9 million for the same period in 2007. The decrease in interest expense is a result of more favorable interest rates on our borrowings as well as lower debt levels. For the three months ended September 30, 2008, we had an average debt balance of $93.5 million compared to $126.4 million for the same period in 2007. The interest rate we incur on our credit facility is impacted by changes in the Federal Funds or LIBOR rates. Changes in these lending rates could lead to fluctuations in our interest expense in future periods. For additional information, see “Credit Agreement,” below.

Interest income

Interest income increased slightly from $0.2 million to $0.4 million for the three months ended September 30, 2008, compared to $0.2 million for the same period in 2007.

Net income

Net income increased 36.6% to $23.9 million for the three months ended September 30, 2008, compared to $17.5 million for the same period in 2007. The increase is a result of higher revenue and increased income from continuing operations as well improved margins primarily driven by the leveraging our administrative expenses over a larger revenue base. Our effective tax rates for the three months ended September 30, 2008 and 2007 were 39.6% and 38.9%, respectively.

Nine Months Ended September 30, 2008 Compared to the Nine Months Ended September 30, 2007

	Condensed Consolidated Statements of Income
	Nine Months Ended September 30,				Period to Period Change
	2008	2007	2008	2007	2007 to 2008
	Dollars		Percentages		Dollars	Percent
	( dollars in thousands)
REVENUES	$1,376,170	$1,026,344	100.0%	100.0%	$349,826	34.1%
Cost of services	1,155,055	860,289	83.9%	83.8%	294,766	34.3%
General and administrative expenses	109,127	88,791	7.9%	8.7%	20,336	22.9%

OPERATING INCOME	111,988	77,264	8.1%	7.5%	34,724	44.9%
Interest expense	(3,573)	(3,423)	0.3%	0.3%	(150)	4.4%
Interest income	711	1,106	0.1%	0.1%	(395)	-35.7%
Other (expense) income, net	(355)	262	0.0%	0.0%	(617)	-235.5%

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	108,771	75,209	7.9%	7.3%	33,562	44.6%
Provision for income taxes	(43,078)	(29,262)	3.1%	2.9%	(13,816)	47.2%

INCOME FROM CONTINUING OPERATIONS	65,693	45,947	4.8%	4.5%	19,746	43.0%

(Loss) from operations of discontinued component, net of taxes	—	(458)	0.0%	0.0%	458	-100.0%
Gain on sale of discontinued operation, net of taxes	—	338	0.0%	0.0%	(338)	-100.0%

NET INCOME	$65,693	$45,827	4.8%	4.5%	$19,866	43.3%

Revenues

Revenues increased 34.1% to $1,376.2 million for the nine months ended September 30, 2008, compared to $1,026.3 million for the same period in 2007. The increase was primarily due to our contracts supporting forward deployments in Iraq, Afghanistan and other areas around the world and our acquisitions of SRS in May 2007, MBI in December 2007 and ETG in August 2008. Revenue growth of $188.0 million came from field engineering technical support contracts, including contracts for the installation and repair of systems designed to counter or clear mines and IEDs. For the nine months ending September 30, 2008, our recent acquisitions, ETG, MBI and SRS, contributed revenue increases of $116.0 million.

Due to our recent acquisitions and continued support of the global war on terrorism, including wars in Iraq and Afghanistan, we expect our growth trend to continue for the remainder of 2008. However, events that we are unable to predict, such as changes in U.S. policy and tactics related to the wars, may impact our future performance trend.

Cost of services

Cost of services increased 34.3% to $1,155.1 million for the nine months ended September 30, 2008, compared to $860.3 million for the same period in 2007. The increase in cost of services is primarily due to larger purchases of equipment and materials directly for contracts and our acquisitions of SRS, MBI and ETG. As a percentage of revenues, cost of services increased $294.8 to 83.9% for the nine months ended September 30, 2008 as compared to 83.8% for the same period in 2007. Direct labor costs, which include applicable fringe benefits and overhead, increased by 25.0% primarily due the acquisitions of SRS, MBI and ETG and growth in staff supporting field engineering and maintenance activities. As a percentage of revenues, direct labor costs decreased 2.8% to 38.9% for the nine months ended September 30, 2008 compared to 41.7% for the same period in 2007. The decrease in direct labor as a percentage of revenues is primarily due to an increase in other direct costs in relation to revenues. Other direct costs, which include subcontractors and third party equipment and materials used in the performance of our contracts, increased by 43.5% over the same period in 2007. The increase in other direct costs was primarily due to an increase in purchases of equipment and materials on our contracts for installation and repair of systems designed to counter or clear mines and IEDs, as noted above, as well as our recent acquisitions. As a percentage of revenues, other direct costs increased from 42.1% for the nine months ended September 30, 2007 to 45.0% for the same period in 2008.

General and administrative expenses

General and administrative expenses increased 22.9% to $109.1 million for the nine months ended September 30, 2008, compared to $88.8 million for the same period in 2007. The increase in expense resulted primarily from the acquisitions of SRS, MBI and ETG and increased spending to support the growth of our business. As a percentage of revenues, general and administrative expenses decreased to 7.9% from 8.7% for the nine months ended September 30, 2008 and 2007, respectively. The reduction as a percentage of revenues was largely due to the benefit of a management cost cutting initiative in 2007 and leveraging our administrative expenses over a larger revenue base. For the nine months ended September 30, 2008 and 2007, we recognized $5.0 million and $5.2 million, respectively, in share-based compensation expense under Statement of Financial Accounting Standards (SFAS) No. 123R, respectively.

Interest expense

Interest expense increased $0.2 million to $3.6 million for the nine months ended September 30, 2008, compared to $3.4 million for the same period in 2007. The increase in interest expense is a result of borrowings under our credit facility during the latter parts of 2007 to support our acquisitions. For the nine months ended September 30, 2008, we had an average debt balance of $93.5 million compared to $74.0 million for the same period in 2007. The interest rate we incur on our credit facility is impacted by changes in the Federal Funds Rate or LIBOR. Changes in these lending rates could lead to fluctuations in our interest expense in future periods. For additional information, see “Credit Agreement,” below.

Interest income

Interest income decreased $0.4 million to $0.7 million of the nine months ended September 30, 2008, compared to $1.1 million for the same period in 2007. During the first four months of 2007, we did not have any outstanding borrowings. As a result we had cash on hand which generated interest income during that period. We have utilized our credit facility to fund our recent acquisitions and have generated less interest income for the remaining months of 2007 and the nine months ended September 30, 2008.

Net income

Net income increased 43.3% to $65.7 million for the nine months ended September 30, 2008, compared to $45.8 million for the same period in 2007. The increase is a result of higher revenue and increased income from continuing operations as well improved margins primarily driven by the leveraging our administrative expenses over a larger revenue base. Our effective tax rates for the nine months ended September 30, 2008 and 2007 were 39.6% and 38.9%, respectively.

Backlog

At September 30, 2008 and December 31, 2007, our backlog was $4.3 billion and $3.2 billion, respectively, of which $1.2 billion and $0.8 billion, respectively, was funded backlog. Approximately $0.8 billion of the increase in our backlog from December 31, 2007 was due to a contract related to IED detection, removal and route clearance support which was awarded in the third quarter. At September 30, 2007, our backlog was $3.5 billion, of which $0.8 billion was funded backlog. Backlog represents estimates that we calculate on a consistent basis. Additional information on how we determine backlog is included in our annual report on Form 10-K for the fiscal year ended December 31, 2007, previously filed with the SEC.

Effects of Inflation

Inflation and uncertainties in the macroeconomic environment, such as conditions in financial markets could impact our labor rates beyond the predetermined escalation factors. However, we generally have been able to price our contracts in a manner to accommodate the rates of inflation experienced in recent years. Under our time and materials contracts, labor rates are usually adjusted annually by predetermined escalation factors. Our cost reimbursable contracts automatically adjust for changes in cost. Under our fixed-price contracts, we include a predetermined escalation factor, but generally, we have not been adversely affected by inflation. Purchases of equipment and materials directly for contracts are usually cost reimbursable.

In addition, inflation or inflationary concerns could prompt the Federal Reserve to begin increasing the federal funds rate. As the borrowing rate in our credit facility is tied to the federal funds rate, increases in this rate, given similar levels of debt, could lead to higher interest expense. However, the Federal Reserve recently cut this rate because the pace of U.S. economic activity appears to have slowed and inflation is expected to moderate as a result of lower energy and commodities prices.

Liquidity and Capital Resources

Our primary liquidity needs are the financing of acquisitions, working capital, and capital expenditures. Our primary source of liquidity is cash provided by operations and our revolving credit facility. At September 30, 2008, we had $44.9 million outstanding under our credit facility. At September 30, 2008, we were contingently liable under letters of credit totaling $0.7 million, which reduces our ability to borrow under our credit facility. The maximum available borrowing under our credit facility at September 30, 2008 was $254.4 million. Generally, cash provided by operating activities is adequate to fund our operations. Due to fluctuations in our cash flows and the growth in our operations, it is necessary from time to time to increase borrowings under our credit facility to meet cash demands. In the future, we may borrow greater amounts in order to finance acquisitions or new contract start ups.

Net cash flows from operating activities

(in thousands)	Nine months ended September 30,
	2008	2007
Cash provided by operating activities from continuing operations:	$116,894	$64,144
Cash used by discontinued operations:	—	(1,562)

Cash provided by operating activities:	$116,894	$62,582

Cash provided by operating activities from continuing operations for the nine months ended September 30, 2008 was $116.9 million, compared to $64.1 million for the nine months ended September 30, 2007. The increase in cash provided by operating activities for the nine months ended September 30, 2008 compared to the same period in 2007 of $52.8 million was primarily due to a $22.2 million increase in earnings (adjusted for non cash items), an increase in accounts payable and accrued expenses and accrued salaries and related expenses of $29.5 million. The increase in accounts payable and accrued expenses is due to higher costs accrued for project related direct costs. The reduced cash outflow from discontinued operations is the result of the sale of our ManTech MSM Security Services, Inc. (MSM) subsidiary on February 23, 2007.

Net cash flows from investing activities

(in thousands)	Nine months ended September 30,
	2008	2007
Cash used in investing activities from continuing operations:	$(24,652)	$(198,037)
Cash provided by investing activities from discontinued operations:	—	3,000

Cash used in investing activities:	$(24,652)	$(195,037)

Cash used in investing activities from continuing operations was $24.7 million for the nine months ended September 30, 2008, compared to cash used in investing activities from continuing operations of $198.0 million for the same period in 2007. The cash outflows from continuing operations in 2008 are primarily the result of our purchase of ETG, investments in property, plant, and equipment and internally used software to support our business. The cash outflows in 2008 were partially offset by proceeds from the payment of a note receivable in connection with the sale of an equity investment. For additional information, see Note 15 to the Condensed Consolidated Financial Statements in Part I, Item 1. The cash outflows from continuing operations in 2007 were primarily the result of our acquisition of SRS on May 7, 2007 and our investment in equipment and internally used software. Also in 2007, we had a cash inflow of $1.8 million from the sale of office buildings and land that we acquired in 2005. For the nine months ended September 30, 2007, we had an investing cash inflow from discontinued operations of $3.0 million from the sale of our MSM subsidiary. For additional information see “Discontinued Operations” below. Cash flow from investing activities can fluctuate significantly with the execution of our acquisition strategy.

Net cash flows from financing activities

(in thousands)	Nine months ended September 30,
	2008	2007
Cash (used in) provided by financing activities:	$(93,335)	$94,483

Cash used in financing activities was $93.3 million for the nine months ended September 30, 2008, compared to cash provided by financing activities of $94.5 million for the same period in 2007. The net cash used in financing activities for the nine months ended September 30, 2008 resulted from net payments on our credit facility of $120.1 million partially offset by proceeds from the exercise of stock options along with the related tax benefits of $26.8 million. For the nine months ended September 30, 2007 cash provided by financing activities primarily resulted from the use of our credit facility to support the acquisition of SRS and proceeds from the exercise of stock options and the related tax benefits. In addition, we acquired treasury stock with a cost of $9.1 million related to the distribution of a supplemental executive retirement plan (SERP) for our Chairman and Chief Executive Officer (for additional information, see Note 13 “Retirement Plan Distribution and Treasury Stock Acquisition” to our Condensed Consolidated Financial Statements in Part 1, Item 1). The cash outflow for the acquisition of treasury stock was partially offset by the excess tax benefits generated by the SERP transaction of $8.6 million.

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

The terms of the credit agreement permit prepayment and termination of the loan commitments at any time, subject to certain conditions. The credit agreement requires the Company to comply with specified financial covenants, including the maintenance of a certain leverage ratio and fixed charge coverage ratio. The credit agreement also contains various covenants, including affirmative covenants with respect to certain reporting requirements and maintaining certain business activities, and negative covenants that, among other things, may limit our ability to incur liens, incur additional indebtedness, make investments, make acquisitions, pay cash dividends, and undertake certain additional actions. As of September 30, 2008, we were in compliance with our financial covenants under the credit agreement.

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

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” (SFAS 157) which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. SFAS 157 applies to other accounting pronouncements that require or permit fair value measurements, but does not require any new fair value measurements. A fair value hierarchy was established to classify the inputs used in measuring fair value. Disclosure requirements require disclosure of the level in the fair value hierarchy in which the fair value measurements in their entirety fall. On February 12,

2008, the FASB deferred the effective date for nonfinancial assets and liabilities to fiscal years beginning after November 15, 2008. For fiscal years beginning after November 15, 2007, the Company was required to implement SFAS 157 for financial assets and liabilities, as well as for any other assets and liabilities that are carried at fair value on a recurring basis in the financial statements. Effective January 1, 2008 we categorized our financial assets and liabilities measured at fair value by level in the hierarchy based on the priority of the inputs used in the valuation technique to measure fair value. See Note 14 to the Condensed Consolidated Financial Statements in Item 1 for expanded disclosure requirements. We do not believe the adoption of SFAS 157 for nonfinancial assets and liabilities will have a material impact on our consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Liabilities – Including an amendment of FASB Statement No. 115,” (SFAS 159) which permits entities to measure eligible items at fair value. For items where the fair value election is made, we will be required to report unrealized gains or losses in earnings. SFAS 159 is effective for fiscal years beginning after November 15, 2007. As of September 30, 2008, our financial assets and liabilities currently held are excluded from the provisions of SFAS 159. In the event that we acquire a significant qualifying investment or liability, or our debt currently held is modified we would reevaluate the options available to us under the provisions of SFAS 159.

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

On April 25, 2008, the FASB issued FASB Staff Position (FSP) No. FAS 142-3, “Determination of the Useful Life of Intangible Assets,” (FSP 142-3). This FSP addresses determining the useful life of an intangible asset when the intangible asset has renewal or extension options. FSP 142-3 amends Statement 142 useful life assessment criteria in regards to developing assumptions about renewal or extension options to allow entities to consider its own historical experience in renewing or extending similar arrangements adjusted for entity-specific factors. Statement 142 requires entities to determine whether the renewal or extension can be accomplished without substantial cost or material modifications of the existing terms and conditions in connection with the asset. FSP 142-3 removes the criteria to consider whether an intangible asset can be renewed without substantial cost or material modification. The guidance in FSP 142-3 applies prospectively to intangible assets acquired after December 15, 2008, the effective date of the FSP. The new disclosure requirements of FSP 142-3 apply to all intangible assets recognized as of, and subsequent to December 15, 2008. We do not believe the adoption of FSP 142-3 will have a material impact on our consolidated financial statements.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles,” (SFAS 162) which establishes the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements that are presented in conformity with generally accepted accounting principles (GAAP). The current GAAP hierarchy is set forth in the American Institute of Certified Public Accountants (AICPA) Statement on Auditing Standards N0. 69, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” In issuing SFAS 162, the GAAP hierarchy now resides in accounting literature established by the FASB versus the AICPA. The adoption of SFAS 162 will not impact our current practice of preparing financial statements in conformity with GAAP.

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

Our exposure to market risk relates to changes in interest rates for borrowings under our revolving credit facility. These borrowings bear interest at variable rates. As of September 30, 2008, we had $44.9 million outstanding under our revolving credit facility. A hypothetical 10% increase in interest rates would have increased our interest expense by $0.2 million for the nine months ended September 30, 2008.

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

As of September 30, 2008, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), management evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 of the Exchange Act. Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective, as of the end of the period covered by this report, such that the information relating to us that is required to be disclosed in our reports filed with the SEC (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

Exhibits required by Item 601 of Regulation S-K:

The following lists certain exhibits either filed herewith or filed with the SEC during the fiscal quarter ended September 30, 2008.

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

MANTECH INTERNATIONAL CORPORATION

Date: November 3, 2008	By:	/s/ GEORGE J. PEDERSEN
	Name:	George J. Pedersen
	Title:	Chairman of the Board of Directors and Chief Executive Officer

Date: November 3, 2008	By:	/s/ KEVIN M. PHILLIPS
	Name:	Kevin M. Phillips
	Title:	Chief Financial Officer