Form 10-K
period 2008-12-31
MANTECH INTERNATIONAL CORP
filed 2009-02-27
CIK 892537

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10–K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

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

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2008 was $1,014,763,366 (based on the closing price of $48.12 per share on June 30, 2008, as reported by the Nasdaq National Market).

There were the following numbers of shares outstanding of each of the registrant’s classes of common stock as of February 18, 2009: ManTech International Corp. Class A Common Stock, $.01 par value per share, 21,541,399 shares; ManTech International Corp. Class B Common Stock, $.01 par value per share, 13,958,345 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the definitive Proxy Statement to be filed with the Securities Exchange Commission pursuant to Regulation 14A in connection with the registrant’s 2009 Annual Meeting of Stockholders, to be filed subsequent to the date hereof, are incorporated by reference into Part III (Items 10, 11, 12, 13 and 14) of this Annual Report on Form 10-K. Such definitive Proxy Statement will be filed with the Commission not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

PART I

Item 1. Business

This Annual Report on Form 10-K contains forward-looking statements that involve substantial risks and uncertainties, many of which are outside of our control. We believe that these statements are within the definition of the Private Securities Litigation Reform Act of 1995. You can often identify these statements by the use of words such as “may,” “will,” “expect,” “intend,” “anticipate,” “believe,” “plan,” “seek,” “estimate,” “continue” and other similar words or variations on such words. You should read our forward-looking statements carefully because they discuss our future expectations, make projections of our future results of operations or financial condition or state other “forward-looking” information. Although forward-looking statements in this Annual Report reflect our good faith judgment, such statements can only be based on facts and factors currently known by us. Consequently, forward-looking statements are inherently subject to risks and uncertainties and actual results and outcomes may differ materially from the results and outcomes discussed in or anticipated by the forward-looking statements. The factors that could cause or contribute to such differences include, but are not limited to, those discussed in Item 1A. “Risk Factors” below, as well as those discussed elsewhere in this Annual Report. We undertake no obligation to update any forward-looking statement.

In this document, unless the context indicates otherwise, the terms “Company” and “ManTech,” as well as the words “we,” “our,” “ours” and “us,” refer to both ManTech International Corporation and its consolidated subsidiaries. The term “registrant” refers only to ManTech International Corporation, a Delaware corporation.

Industry and market data used throughout this Annual Report on Form 10-K were obtained through surveys and studies conducted by third parties, industry and general publications and internal company research. INPUT, an independent federal government market research firm, was the primary source for third-party industry and market data and forecasts. We have not independently verified any of the data from third-party sources nor have we ascertained any underlying economic assumptions relied upon therein. While we are not aware of any misstatements regarding the industry data presented herein, estimates involve risks and uncertainties and are subject to change based on various factors, including those discussed under the heading “Risk Factors.”

Business Overview

ManTech is a leading provider of innovative technologies and solutions for mission-critical national security programs for the Intelligence Community; the departments of Defense, State, Homeland Security and Justice; the Space Community and other U.S. federal government customers. Our expertise includes systems engineering and integration; software services; enterprise architecture; information operations and computer forensics; information assurance and security architecture; intelligence operations and analysis support; cyber security; network and critical infrastructure protection; information technology; communications integration and engineering support; global logistics and supply chain management. With approximately 7,900 highly qualified employees, we operate in the United States and approximately 40 countries worldwide. As of December 31, 2008, over 75% of our workforce possessed clearances and approximately 42% had Top Secret or above level clearances, which are necessary to work on classified contracts.

In 2008, we had revenues of $1.87 billion, a 29.2% increase over our 2007 revenue of $1.45 billion. We have grown substantially in the last seven years, from revenues of $431 million at the end of 2001, just prior to our initial public offering (IPO) in February 2002, to our current levels today. We derive a substantial majority of our revenues from our customers in the Intelligence Community and the Department of Defense:

Fiscal Year	Percentage of Revenues from Intelligence Community and the Department of Defense
2008	93.8%
2007	93.3%
2006	95.2%

Our Intelligence Community and Department of Defense customers include the Office of the Secretary of Defense; the Department of State; the Department of Homeland Security; the Department of Justice; various intelligence agencies; federal intelligence and terrorism task forces; the U.S. Army, Navy, Air Force and Marine Corps; and joint military commands. We also provide solutions to federal government civilian agencies, including the National Aeronautics and Space Administration (NASA) and the Patent & Trademark Office (PTO), as well as to state and local governments and commercial customers.

Industry Background

The federal government is the largest consumer of information technology services and solutions in the United States. We believe that the federal government’s spending on information technology will continue to increase in the next several years, driven by the expansion of national defense and homeland security programs, the continued need for sophisticated intelligence gathering and information sharing, increased reliance on technology service providers due to shrinking ranks of government technical professionals and the continuing impact of federal procurement reforms regarding information technology spending. Federal government spending on information technology has consistently increased in each year since 1980. INPUT, an independent federal government market research firm, expects this trend to continue, with federal government spending on information technology forecast to increase from approximately $72 billion in federal fiscal year 2008 to $88 billion in federal fiscal year 2013, a compound annual growth rate in excess of 4% over the next five years. Moreover, this data may not fully reflect government spending on classified intelligence programs, operational support services to our armed forces and complementary technical services, which include sophisticated systems engineering.

Across the National Security community, we see the following trends that will continue to drive increased spending and dependence on technology support contractors.

➢	Increased Spending on Defense and Intelligence to Combat the Global War on Terror

The Department of Defense is the largest purchaser of information technology in the federal government. For government fiscal year 2009, President Bush signed a bill that authorizes $488 billion in defense spending. This same appropriations bill includes supplemental funding of $66 billion to the Department of Defense. Additionally, the Obama administration has requested another $75 billion of supplemental funding for the remainder of fiscal year 2009. For government fiscal year 2010, the Obama administration has submitted a defense budget for fiscal year 2010 of $534 billion and an additional $130 billion for the contingency operations in Iraq and Afghanistan. The Intelligence Community is another significant source of our revenue base. The intelligence budget for government fiscal year 2008 totaled approximately $48 billion, a 9% increase from government fiscal year 2007 and has grown at a compound annual rate of 6% over the last ten years when it totaled $27 billion in government fiscal year 1998. The vast majority of the growth has taken place after the 9/11 attacks, which created an urgent need to respond to the Global War on Terror with enhanced intelligence efforts. We believe that the Intelligence Community will continue to see growth in its budget as the global threat of terrorism has not diminished.

➢	Increased Spending on Cyber Security

In January 2008, President Bush signed National Security Directive 54 and Homeland Security Directive 23, which established the Comprehensive National Cyber Initiative (CNCI). The CNCI, which is mostly classified, is focused on securing the government’s cyber networks and involves all agencies of the federal government over the next five to ten years. INPUT forecasts that federal spending on Cyber & Information Security will increase from approximately $7 billion in federal fiscal year 2008 to approximately $11 billion in federal fiscal year 2013, an 8% compound annual growth rate over the next five years.

➢	Continuing Focus on Information Sharing, Data Interoperability and Collaboration

We believe intelligence agencies will increase their demand for data and text mining solutions to enable them to extract, analyze and present data gathered from the massive volumes of information available through open sources such as the Internet. This increased focus on national security, homeland security and intelligence has also reinforced the need for interoperability among the many disparate information technology systems throughout the federal government. We believe the Department of Homeland Security and the intelligence agencies will continue to be interested in enterprise systems that enable better coordination and communication within and among agencies and departments. The Director of National Intelligence’s Vision 2015 supports collaboration and sharing of information by calling for a globally networked Intelligence Enterprise that is established on a collaborative foundation of shared services, mission-centric operations and integrated mission management.

➢	Reliance on Technology Service Providers

The demand for technology service providers is expected to increase due to the need for federal agencies to maintain core operational functions while maintaining and updating information technology across their enterprises. A 2008 industry forecast from INPUT estimates that federal information technology outsourcing will grow from over $16 billion in federal fiscal year 2008 to approximately $21 billion in federal fiscal year 2013, an approximately 5% compound annual growth rate, due to several factors including the impending federal information technology workforce shortage. Given the difficulty the federal government has experienced in hiring and retaining skilled technology personnel in recent years, we believe the federal government will need to rely heavily on technology service providers that have experience with government legacy systems, can sustain mission-critical operations and have the required government security clearances to deploy qualified personnel in classified environments.

➢	Continuing Impact of Federal Procurement Reform

In recent years, federal agencies have had increased access to alternative choices of contract acquisition vehicles, such as indefinite delivery/indefinite quantity (ID/IQ) contracts, Government Wide Acquisition Contracts (GWAC), the General Services Administration (GSA) schedule and agency specific Blanket Purchase Agreements (BPA). These choices have created a market-based environment in government procurement. The environment has increased contracting flexibility and provides government entities access to multiple channels to contractor services. Contractors’ successful past performance, as well as technical capabilities and management skills, remain critical elements of the award process. We believe the increased flexibility associated with the multiple channel access, such as ID/IQ contracts, GWACs, GSA schedule contracts and BPAs, will result in the continued utilization of these contracting vehicles in the future and will facilitate access to service providers to meet the increased demand for, and delivery of, required services and solutions.

Our Solutions and Services

We deliver comprehensive information technology, technical and other services and solutions for mission-critical, enterprise information technology and communication systems, primarily in support of national security programs for the Intelligence Community and Department of Defense. Our solutions include the following service offerings, often delivered in combination over an extended period of time in support of long-term programs:

•	information technology (system development lifecycle management and system modernization);

•	cyber security/information assurance (security architecture, computer forensics, intrusion detection, penetration testing and cyber threat analysis);

•	information operations and information warfare support;

•	intelligence operations and analysis support;

•	systems engineering and integration;

•	software development services;

•	enterprise architecture (design, review and implementation);

•	network and critical infrastructure protection;

•	communications integration; and

•	global logistics & supply chain management.

Our offerings fall into one or more of four basic categories: Information Technology Solutions; Intelligence Analysis & Mission Operations; Systems Engineering & Integration Solutions; and Global Logistics & Supply Chain Management.

Information Technology Solutions

We provide a broad range of information technology solutions to our customers, including the following:

➢	Secure Information Sharing and Collaboration

The ability to collaborate and share information across non-traditional boundaries, in a trusted fashion, has become critically important for National Security. We apply extensive engineering experience and proven solutions to facilitate collaboration and information sharing to meet Department of Defense and Intelligence Community security requirements. We were selected as one of two companies to lead the development of a next generation analytic sharing and collaboration program for the Office of the Director of National Intelligence (ODNI). The prototype solution that we developed in support of this contract called A-Space was recognized by TIME magazine as one of the Top 50 inventions of 2008. Additionally we have engineered and deployed for the Army, Navy and Federal Bureau of Investigation (FBI) among others, highly secure (Director of Central Intelligence Director (DCID) 6/3 Protection Level (PL) 3 accredited) robust information systems that provide trusted information sharing tools and capabilities and a COTS-based solution that includes Microsoft Office, email, Voice Over Internet Protocol (VOIP), Video Teleconferencing (VTC), instant messaging, document management and an information portal.

➢	Mission Enabling Solutions

We design, develop, implement, test, maintain and web-enable security applications for our customers’ information systems and network infrastructures. We provide comprehensive e-commerce services, including web development efforts that focus on designing and maintaining scalable, interoperable, reliable and portable end-to-end information management solutions. We apply these capabilities to critical customer missions requiring multi-layered security within applications in order to improve information sharing and collaboration.

For example, we developed a state-of-the-art analytic environment that provides access to regional, national and international information with appropriate security level access controls, providing direct operational support to time-sensitive counterterrorism activities in support of an Intelligence Community customer.

➢	Enterprise Systems Engineering

We provide network architecture planning and implementation services and systems engineering services in support of enterprise-wide network infrastructures and components that include LAN/WAN architectures, messaging architectures, network management solutions, directory services architecture and web hosting. These services are provided within secure environments requiring the application of multi-level security policies across the enterprise. For example, we developed and implemented a scalable enterprise-wide network and messaging infrastructure accredited to meet DCID 6/3 PL3 in support of an Intelligence Community customer. Additionally, we provide enterprise systems engineering services to include LAN /WAN, messaging and e-mail infrastructure architecture and implementation to an Intelligence Community customer.

➢	Service Oriented Architectures

We are a provider of Service Oriented Architecture (SOA) solutions to the federal government and we have implemented and taken operational, numerous large scale SOA/data sharing programs. For example, we led the design and implementation of the DoD Intelligence Information Systems (DoDIIS) service oriented architecture and services-based capabilities for the Defense Intelligence Agency. The DoDIIS SOA framework helps intelligence analysts to comb through millions of intelligence reports to find relevant and meaningful answers to national security questions. The DoDIIS SOA better enables intelligence analysis, information discovery, knowledge management and information sharing. It provides the architectural framework for information sharing across DoDIIS, the Intelligence Community and the Defense Intelligence mission areas.

Intelligence Analysis & Mission Operations

We provide a broad range of solutions to enhance systems and network availability and mission-critical performance of our customers’ hardware, software, computer network and telecommunication assets and operations, including the following.

➢	Intelligence Operations and Analysis Support

We provide services for strategic and tactical intelligence systems, networks and facilities in support of the Intelligence Community and Department of Defense. To support classified systems and facilities designed to collect, analyze, process and report on various intelligence sources, we develop and integrate collection and analysis systems and techniques. Our intelligence-related services also include the design, rapid development and prototyping, integration and management of real-time signal processing systems. We also provide support to the development and application of analytical techniques to counterintelligence, Human-Intelligence (HUMINT) operations/training and counter-terrorist operations. Our offerings also include subject matter expert analysts who work directly with our Intelligence Community and Department of Defense customers to produce long-term classified and unclassified research/analytic reporting, as well as provide real-time analytic support for ongoing intelligence operations.

➢	Secrecy Management and Program Security Architecture

We provide secrecy management and security infrastructure services for highly-classified programs, including intelligence operations and military programs. Due to the highly sensitive and classified nature of these programs, opportunities are often limited to a select number of providers that possess the requisite capabilities, qualifications and special access clearances. We provide secrecy and security services including vulnerability assessment, exposure analysis, secrecy architecture design, security policy development and implementation, lifecycle acquisition program security, Operations Security (OPSEC), information assurance, Anti-Tamper, Export Compliance support, foreign disclosure, system security engineering, security awareness and training, comprehensive security support services and technical certification and accreditation services.

For example, we provide integrated security support for the Joint Strike Fighter (JSF) Program. With numerous highly classified technologies incorporated in its design and international content in both its development and its usage, the JSF Program presents the most complex security problem set of any weapon system in our nation’s history. We provide a complete range of integrated security services to the JSF Program Office, including physical, personnel and cyber security disciplines, as well as in-depth support to international disclosure controls. Our established performance in security architecture development, critical information protection and our security and risk management methodologies establish a framework for lifecycle JSF program protection that encompasses all security disciplines.

➢	Cyber Security

We provide comprehensive cyber warfare and cyber defense solutions and services to the Department of Defense, agencies in the Intelligence Community, Department of State and Department of Justice. We accomplish this through our expertise in policy, planning and development; detection, analysis, prevention and deterrence; penetration and exploitation; security architecture design, development and implementation; certification and accreditation; and training and awareness support. Our services include specific competencies such as cyber security incident response, threat and malcode analysis, computer forensics, cyber threat analysis and vulnerability analysis.

➢	Information Operations and Information Assurance

We provide customers in the Department of Defense, Intelligence Community and commercial market a wide range of services in the areas of Incident Response, Digital Vulnerability Assessments, Specialized Network Architecture Support and Intrusion Operations. We perform advance services in the areas of data mining analysis, atypical data recovery techniques and data extraction. We conduct advanced computer network operations analysis including the reverse engineering of network protocols, applications and operating systems. We also provide custom internet enumeration and analysis services and full lifecycle support for internet access architectures.

For example, in support of a customer, we developed and staff a national level computer forensic laboratory and provide a broad spectrum of subject matter expertise, including the following:

•	reverse engineering and code analysis;

•	forensic signature creation, detection and analysis;

•	damaged media recovery;

•	hidden data processing;

•	protected data processing;

•	forensic software development; and

•	custom training development and implementation.

We played a crucial role in the successful establishment of the mission and helped our government mission partner create a strong foundation for providing advanced forensics support.

Systems Engineering & Integration Solutions

We offer our customers a broad range of systems engineering and systems integration solutions, including the following.

➢	Systems Engineering Services

We perform comprehensive Systems Engineering services to analyze, develop and integrate solutions for U.S. Navy hardware and software requirements. Systems Engineering is an interdisciplinary approach and means for enabling the realization and deployment of successful systems. We provide Systems Engineering services with scientists and engineers that consider both technical and business requirements to deliver quality products that have been meeting the war fighter’s needs since 1968. We support the entire systems lifecycle from requirements definition and analysis, through design and development and on to test and evaluation and operational deployment. As part of our systems engineering support we address a full 360 degree perspective of a program, including disciplines of system, software, hardware, acoustics, communications, reliability, safety and test engineering as well as modeling, simulation and analysis. These services are provided across an entire spectrum of Navy and Marine Corp systems and platforms that encompass subsurface, surface, ground, air and space requirements. As an example of our commitment to the Systems Engineering discipline, we have achieved a Capability Maturity Model® Integration Level 3 rating for Software and Systems Engineering.

➢	Modeling & Simulation, Testing and Evaluation

We provide system analysis, modeling and testing of technologies and systems, which are being deployed to identify and detect nuclear and radiological sources that are attempting entry into the U.S. for the Department of Homeland Security’s Domestic Nuclear Detection Office. Our services include technology assessments, sensor modeling, situational awareness and test preparation and planning.

We test complex and mission-critical hardware and software systems used by the Army, Navy and NASA, with many of these customer relationships spanning more than three decades. We have played key roles in improving the performance, reliability, maintainability, supportability and weapons effectiveness of all Navy in-service rotary and fixed wing platforms, including the F/A-18E/F Super Hornet, and their associated ordnance. We are participating in the development of plans for testing and evaluating the JSF and the Multi-Mission Maritime Aircraft.

➢	Independent Validation and Verification

We perform tests to certify that new systems or upgraded systems operate in accordance with their design requirements. For example, we have performed certification services for aircraft weapon systems in support of U.S. Naval Air Systems Command programs. We are a prime contractor on the Department of Homeland Security’s Enterprise Acquisition Gateway for Leading Edge Solutions (EAGLE) in the functional category for Independent Test, Evaluation, Validation and Verification. We were awarded the first task order issued under this category to provide the DHS’ Science & Technology Directorate with IT security compliance services, IT security architecture services and IT security independent verification and validation (IV&V) of the Directorate’s applications and systems at headquarters and throughout its numerous research laboratories.

Global Logistics & Supply Chain Management

We offer our customers a global logistics and supply chain management solution set, which includes the following offerings:

➢	Communication Systems and Infrastructure Support

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

For example, we manage and operate premier infrastructure and facility operations in regional support centers throughout the United States, Iraq, Afghanistan, Germany, Korea and elsewhere for intelligence, electronic warfare and related critical missions. We perform systems and network troubleshooting, maintenance, repair and installation, as well as integration and testing of electronic, electrical and mechanical equipment designed for vehicular, airborne and portable platforms. Personnel located at these regional support centers have supported every major military deployment since 1990. Beginning with Desert Storm and currently for Operation Iraqi Freedom and Operation Enduring Freedom (OIF/OEF), our personnel have provided Command, Control, Communications, Computers and Intelligence (C4I) systems operations and maintenance support to deployed units in hostile environments. The Quality Management System we developed to support the centers received International Standards Organization (ISO) 9001:2000 certification.

➢	Global and Domestic Mission-Critical Logistics Support

We are responsible for providing logistics, repair and maintenance services, unique system training and curriculum support, resource management and inventory tracking technologies for complex, critical and specialized customer systems in deployed, isolated and remote locations worldwide. Specifically, related to the Route Clearance program on behalf of the U.S. Army in Southwest Asia (predominantly Iraq and Afghanistan), we are responsible for maintaining critical and life-sustaining operational readiness levels for counter-improvised explosive device (IED) vehicles and systems. To that end, we are responsible for the development and management of supply levels as well as the streamlined operation of supply-chain channels to include vendor partnerships with original equipment manufacturers (OEMs) to ensure the expedient, unencumbered delivery of systems and parts to forward operating theatre locations.

➢	Global Property Management

We provide property program management and readiness tracking, automated records maintenance, property accountability and property book visibility, evaluation, validation and analysis for the U.S. Army’s Global Property Management Services and Property Accountability and Readiness Programs in multiple locations throughout the western United States and Europe. This program combines our expertise in logistics; supply support operations and services; operations and maintenance; and systems integration.

➢	Global Information Technology Modernization

We provide secure Information Technology Systems Lifecycle Management to numerous government customers’ worldwide. We currently have the responsibility to modernize over 850 classified and unclassified networks and systems in over 340 locations around the world. The backbone of our global capabilities is a comprehensive ISO 9001:2000-certified management and control system designed to provide best value for the customers and to lower the total cost of ownership across the systems’ lifecycles. All operations are executed within our Top Secret-cleared systems storage and integration facilities. These secure facilities are connected to our customers’ classified communications and networks and are designed to operate within a variety of operational and physical security parameters. Our seamless interface with extensive secure multi-modal distribution services is responsible for the successful, secure shipment of information technology equipment using the entire spectrum of government and commercial distribution services.

Our Growth Strategy

Our objective is to grow our business profitably as a premier provider of comprehensive information technology and technical services solutions to the federal government market. Our strategies for achieving this objective include the following.

➢	Expand Our Customer Base

Since we were founded in 1968 we have focused on providing information technology-based solutions and services for mission-critical national security programs. We have several long standing customer relationships; many of our early customers are still our customers today. We intend to capitalize on our long-term relationships with our customers and our reputation within the Intelligence Community, Department of Defense and other government agencies to attract new customers and to cross-sell our broad array of solutions to our existing customers. Under the “best value” contracting process that has resulted from reforms in the government procurement process, past performance and technical approach are key factors that the government may consider when evaluating competitive bids. Based on our long-term support to numerous customers, we believe we have a successful past performance track record and have demonstrated technical expertise that gives us credibility with these customers and enhances our ability to be successful in bidding on follow-on contracts and in competing for new programs of both existing and new customers. As customers seek a “single integrator solution” approach, we believe that we have sufficient experience and expertise to support such programs for current and new customers. Because our personnel are on-site with our customers or work in close proximity to our customers, we develop close relationships with them and are often able to enhance our customers’ operations by rapidly identifying and developing solutions for customer-specific requirements.

➢	Target High Growth Segments of the Market

We believe the projected growth in government information technology and technical services spending will offer opportunities for development and delivery of advanced technology solutions for enterprise applications and information systems. We intend to expand our service offerings in high growth program areas. In particular, we intend to focus on providing new or improved solutions in cyber security/information assurance, including cyber security and homeland defense programs, and other secure systems and infrastructure solutions in support of National Security programs that support the Global War on Terror and ongoing operations in active theaters of military and intelligence operations. We also plan to continue to target customers seeking to improve their information technology infrastructures and systems, especially those charged with building and operating enhanced web-based collaboration/sharing platforms. We have also identified global logistics and supply chain management opportunities related to sustainment, RESET and refurbishment of equipment.

➢	Attract, Train and Retain Highly Skilled and Highly Cleared Personnel

We continue to attract, train and retain skilled professionals, including engineers, scientists, analysts, technicians and support specialists, to ensure that we have the capabilities to fulfill our customers’ requirements. We target candidates who have served in the military or as civilian experts in the Intelligence Community and Department of Defense, as well as those who are leading specialists in their technology disciplines. Since 2006, we have annually been ranked in the Top 10 in the nation on the G.I. Jobs Magazine Military-Friendly Employers list. In 2008, we announced an employer partnership with the U.S. Army Reserve that will allow both our organizations to recruit, train and employ young people interested in serving the nation and pursuing a career in information technology. We believe we can continue to retain our employees by offering competitive compensation and incentive plans, opportunities for career growth through company-supported education programs and diverse, challenging assignments at over 340 locations domestically and abroad. As of December 31, 2008, over 75% of our workforce possess clearances and approximately 42% possess Top Secret or above level clearances.

➢	Pursue Strategic Acquisitions

We plan to enhance our internal growth by selectively pursuing strategic acquisitions of businesses that can cost-effectively broaden our domain expertise and service offerings and allow us to establish relationships with new customers. We have successfully acquired twelve companies since our IPO in February 2002, accelerating our overall revenue growth. We are focused primarily on acquiring businesses that provide value-added solutions for the Intelligence Community and Department of Defense, but we will also consider opportunities to acquire other businesses where we can leverage our reputation, core competencies and experienced management team.

2008 Acquisitions

EWA Services—On November 28, 2008, we completed the acquisition of all outstanding equity interests in EWA Services, Inc. (EWA). EWA, was a subsidiary of a privately held company, providing information technology, threat analysis and test and evaluation for several Department of Defense agencies. At November 28, 2008, EWA had 167 employees of which nearly 100% held security clearances.

The acquisition of EWA has expanded our work in the Department of Defense and Intelligence missions.

Emerging Technologies Group—On August 29, 2008, we completed the acquisition of all outstanding equity interests in Emerging Technologies Group, USA, Inc. (ETG). ETG, was a privately-held company, providing computer and network forensics supporting the counterterrorism and counter intelligence mission around the world. ETG’s customer base focused primarily in the Intelligence Community and the Department of Defense. At August 29, 2008, ETG had 58 employees of which nearly 100% held security clearances.

The acquisition of ETG has deepened our capabilities in cyber security and positions us to develop additional work related to the CNCI.

2007 Acquisitions

McDonald Bradley—On December 18, 2007, we completed the acquisition of all outstanding shares of McDonald Bradley, Inc. (MBI). MBI was a privately-held company with specialized knowledge in the areas of information sharing and collaboration, information assurance, data interoperability and Service Oriented Architectures (SOA). Their largest customer is the Defense Intelligence Agency (DIA) and over 60 percent of MBI’s revenue has historically been derived from the Department of Defense, Intelligence Community, Department of Homeland Security and federal law enforcement agencies. MBI had 264 employees, including highly-cleared personnel, at December 18, 2007.

The acquisition of MBI expanded our capabilities in information sharing and data interoperability, added more depth to our SOA skill set and increased our presence in the DIA and other high-end national security agencies. Additionally, MBI has a prime contract on the Department of Homeland Security’s EAGLE contract, which provides us with increased access to support the Department of Homeland Security’s information technology programs.

SRS Technologies—On May 7, 2007, we completed the acquisition of all outstanding equity interests in SRS Technologies (SRS). SRS was a privately-held company with specialized domain knowledge in the areas of space-based radar and communications; chemical, biological, conventional and nuclear weapons detection and defeat programs; imagery intelligence; and aeronautic, space and information systems development. More than 85 percent of SRS’s revenue has historically been derived from the U.S. government including the Department of Defense, Intelligence Community and Department of Homeland Security. SRS had over 800 employees, including highly-cleared and educated personnel, at May 7, 2007.

The acquisition of SRS extended our presence in the high-end national security marketplace and enhances our presence in the U.S. Defense Advance Research Projects Agency (DARPA), Department of Homeland Security, Missile Defense Agency, National Reconnaissance Office, National Geospatial-Intelligence Agency and other Department of Defense agencies.

Our Customers

Our customers include U.S. federal government intelligence, military and civilian agencies; state and local governments; and commercial customers. We have successful, long-standing relationships with our customers, having supported many of them for over 30 years. Some of our representative customers include:

•

Intelligence Community and Department of Defense customers, such as the Office of the Secretary of Defense; the U.S. Army, Navy, Air Force and Marine Corps; the Department of State; the Department of Homeland Security; federal intelligence and terrorism task forces; and multiple intelligence and classified agencies.

•	Civilian agencies or departments, such as NASA and PTO.

We derive the vast majority of our revenues from our federal government customers, consisting primarily of customers in the Intelligence Community and Department of Defense.

Fiscal Year	Percentage of Revenue from Federal Government Customers
2008	98.1%
2007	97.8%
2006	97.8%

Our federal government customers typically exercise independent contracting authority, and even offices or divisions within an agency or department may directly, or through a prime contractor, use our services as a separate customer so long as that customer has independent decision-making and contracting authority within its organization. For example, under a contract with one of the Army’s contracting agencies, program managers throughout the Army and from other services and defense agencies are able to purchase a wide range of our solutions. Another contract, the U.S. Army Countermine program accounted for 16.6%, 14.4% and 9.0% of our revenues for the years ended December 31, 2008, 2007 and 2006, respectively. In addition, there were no sales to any customers within a single country (except for the United States) where such sales accounted for 10% or more of our total revenue.

For 2008 and 2007, we derived 52.1% and 46.4%, respectively, of our revenues through relationships with prime contractors, who contract directly with the customer and subcontract to us.

Foreign Operations

We treat sales to U.S. government customers as sales within the United States, regardless of where services are performed. North Atlantic Treaty Organization (NATO) is the Company’s largest international customer. The percentages of total revenues by geographic customer for the last three years were as follows:

	Year Ended December 31,
	2008	2007	2006
United States	98.9%	98.7%	98.9%
International	1.1	1.3	1.1

	100.0%	100.0%	100.0%

Backlog

At December 31, 2008, our backlog was $4.0 billion, of which $1.2 billion was funded backlog. At December 31, 2007, our backlog was $3.2 billion, of which $758 million was funded backlog. Backlog represents estimates that we calculate on the basis described below. We expect that approximately 35% to 45% of our total backlog will be recognized as revenue prior to December 31, 2009.

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

Changes in the amount of our backlog and funded backlog result from potential future revenues from the execution of new contracts or the extension of existing contracts, reductions from contracts that end or are not renewed, reductions from the early termination of contracts and adjustments to estimates for previously included contracts. Changes in the amount of our funded backlog also are affected by the funding cycles of the government. Our estimates of future revenues are inexact and the receipt and timing of any of these revenues is subject to various contingencies, many of which are beyond our control. The actual accrual of revenues on programs included in backlog and funded backlog may never occur or may change because a program schedule could change, a program could be canceled, a contract could be modified or canceled, an option that we have assumed would be exercised is not exercised or initial estimates regarding the level of solutions that we may provide could prove to be wrong. For the same reason, we believe that period-to-period comparisons of backlog and funded backlog are not necessarily indicative of future revenues that we may receive.

Employees

As of December 31, 2008, we had approximately 7,900 employees, including over 1,100 employees located outside of the United States. Of our overall employee base, over 75 percent hold security clearances and approximately 42 percent hold Top Secret or higher level clearances. We believe that our relationships with our employees are good.

Patents, Trademarks, Trade Secrets and Licenses

We own two patents in the United States and two patents in Canada. While we believe these patents are valid, we do not consider our business to be dependent on the protection of these patents in any material way.

We maintain a number of trademarks and service marks to identify and distinguish the goods and services we offer, to assure consistent quality of those goods and services and to advertise and promote those goods and services. While retaining protection of our trade secrets and vital confidential information is important, we are not materially dependent on maintenance of any specific trade secret or group of trade secrets.

We also enter into confidentiality and intellectual property agreements with our employees that contain provisions requiring them to disclose any inventions, developments, concepts, improvements or trade secrets growing out of his/her employment with us. Additionally, employees must convey all rights to inventions to us and refrain from the distribution of proprietary or confidential information. Further, creation of any copyrightable work within the scope of employment is deemed a work for hire within the meaning of the U.S. Copyright Act and is therefore owned by us. As such, we maintain a number of copyrights.

Seasonality

Our business is not seasonal. However, it is not uncommon for federal government agencies to award extra tasks or complete other contract actions in the weeks before the end of the federal government’s fiscal year (which is September 30) in order to avoid the loss of unexpended fiscal year funds. Additionally, in years when the federal government does not complete its budget process before the end of its fiscal year, government operations typically are funded pursuant to a continuing resolution that authorizes agencies of the federal government to continue to operate, but traditionally does not authorize new spending initiatives. When much of the federal government operates under a continuing resolution delays can occur in procurement of products and services, such delays can affect our revenue and profit during the period of delay.

Competition

Our key competitors currently include divisions of large defense contractors such as Computer Sciences Corporation, General Dynamics, Lockheed Martin Corporation, Northrop Grumman Corporation and Science Applications International Corporation, as well as a number of mid-size U.S. government contractors with specialized capabilities, such as CACI, Booz Allen & Hamilton, Stanley, Inc. and SRA International. Because of the diverse requirements of U.S. government customers and the highly competitive nature of large procurements, corporations frequently form teams to pursue contract opportunities. The same companies listed as competitors will, at times, team with us or subcontract to us in the pursuit of new business. We believe that the major competitive factors in our market are distinctive technical competencies, successful past contract performance, intelligence and military work experience, price of services, reputation for quality and key management with domain expertise.

Company Information Available on the Internet

Our internet address is www.mantech.com. Through a link to the Investor Relations section of our website, we make available, free of charge, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission (SEC).

You may request a copy of the materials identified in the preceding paragraph, at no cost, by writing or telephoning us at the following address or telephone number:

ManTech International Corporation

Attention: Investor Relations

12015 Lee Jackson Highway

Fairfax, Virginia 22033-3300

Phone: (703) 218-6000

Item 1A. Risk Factors

Forward-Looking and Cautionary Statements

Set forth below are the risks that we believe are material to investors who purchase our common stock. You should carefully consider the following risks together with the other information contained in or incorporated by reference into this Annual Report on Form 10-K, including our consolidated financial statements and notes thereto. This section contains forward-looking statements. You should refer to the explanation of the qualification and limitations of forward-looking statements set forth at the beginning of Item 1 of this Annual Report.

Risks Related to Our Business

We depend on contracts with the U.S. federal government for substantially all of our revenues. If our relationships with the federal government were harmed, our business, future revenues and growth prospects could be adversely affected.

We expect that federal government contracts will continue to be the primary source of our revenues for the foreseeable future. We derived approximately 98% of our revenues from our federal government customers (consisting primarily of customers in the Intelligence Community, the departments of Defense, State, Homeland Security and Justice as well as other U.S. federal government agencies) in each of the last three years. Our business, prospects, financial condition or operating results could be materially harmed if

•	We are suspended or debarred from contracting with the federal government or a significant government agency;

•	Our reputation or relationship with government agencies is impaired; or

•	The government ceases to do business with us, or significantly decreases the amount of business it does with us.

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

Our business depends upon continued federal government expenditures on intelligence, defense and other programs that we support. These expenditures have not remained constant over time. For example, the overall U.S. defense budget declined for periods of time in the late 1980s and the early 1990s, resulting in a slowing of new program starts, program delays and program cancellations. These reductions caused many defense-related government contractors to experience declining revenues, increased pressure on operating margins and, in some cases, net losses. While spending authorizations for intelligence and defense-related programs by the government has increased in recent years, particularly after the 2001 terrorist attacks and more recently in support of U.S. war efforts in Southwest Asia. Future levels of expenditures, mission priorities and authorizations for these programs may decrease, remain constant or shift to programs in areas where we do not currently provide services. Current federal government spending levels on defense-related programs are in part related to the U.S. military operations in Afghanistan and Iraq, and may not be sustainable, as a result of changes in government leadership, policies or priorities. Additionally, our business, prospects, financial condition or operating results could be materially harmed by the following

•	Budgetary constraints affecting federal government spending generally, or specific departments or agencies in particular, and changes in fiscal policies or available funding;

•	Changes in federal government programs or requirements;

•	Realignment of funds with changed federal government priorities, which may impact the U.S. war efforts, including reductions in funds for in-theater missions;

•	Federal government shutdowns (such as that which occurred during the federal government’s 1996 fiscal year) and other potential delays in the government appropriations process;

•	Delays in the payment of our invoices by federal government offices;

•	Curtailment of the federal government’s outsourcing of mission critical support and information technology services;

•	Competition and consolidation in the information technology industry;

•	The adoption of new laws or regulations; and

•	General economic conditions.

These or other factors could cause federal government agencies and departments to reduce their purchases under contracts, exercise their right to terminate contracts or not exercise options to renew contracts, any of which could cause us to lose revenue. A significant decline in overall U.S. government spending or a shift in expenditures away from agencies or programs that we support could cause a material decline to our revenue.

The failure by Congress to approve budgets on a timely basis for the federal agencies we support could delay procurement of our services and solutions and cause us to lose future revenues.

On an annual basis, Congress must approve budgets that govern spending by the federal agencies that we support. In years when Congress is not able to complete its budget process before the end of the federal government’s fiscal year on September 30, Congress typically funds government operations pursuant to a continuing resolution. A continuing resolution allows federal government agencies to operate at spending levels approved in the previous budget cycle. When the U.S. government operates under a continuing resolution, it may delay funding we expect to receive from clients on work we are already performing and will likely result in new initiatives being delayed or in some cases cancelled.

If we fail to comply with complex procurement laws and regulations, we could lose business and be liable for various penalties or sanctions.

We must comply with laws and regulations relating to the formation, administration and performance of federal government contracts. These laws and regulations affect how we conduct business with our federal government contracts. In complying with these laws and regulations, we may incur additional costs. Non-compliance may also allow for the assignment of additional fines and penalties, including contractual damages. Among the more significant laws and regulations affecting our business are the following:

•	The Federal Acquisition Regulation, which comprehensively regulates the formation, administration and performance of federal government contracts;

•	The Truth in Negotiations Act, which requires certification and disclosure of all cost and pricing data in connection with contract negotiations;

•	The Cost Accounting Standards and Cost Principles, which impose accounting requirements that govern our right to reimbursement under certain cost-based federal government contracts;

•

Laws, regulations and executive orders restricting the use and dissemination of information classified for national security purposes and the export of certain products, services and technical data; and

•	U.S export controls, which apply when we engage in international work.

Failure to comply with these control regimes can lead to severe penalties, both civil and criminal, and can include debarment from contracting with the U.S. government.

Our contracting agency customers periodically review our performance under and compliance with the terms of our federal government contracts. If a government review or investigation uncovers improper or illegal activities, we may be subject to civil or criminal penalties or administrative sanctions, including:

•	Termination of contracts,

•	Forfeiture of profits,

•	Cost associated with triggering of price reduction clauses,

•	Suspension of payments,

•	Fines and

•	Suspension or debarment from doing business with federal government agencies.

Additionally, the civil False Claims Act provides for potentially substantial civil penalties where, for example, a contractor presents a false or fraudulent claim to the government for payment or approval. Actions under the civil False Claims Act may be brought by the government or by other persons on behalf of the government (who may then share a portion of any recovery).

If we fail to comply with these laws and regulations, we may also suffer harm to our reputation, which could impair our ability to win awards of contracts in the future or receive renewals of existing contracts. If we are subject to civil and criminal penalties and administrative sanctions or suffer harm to our reputation, our current business, future prospects, financial condition or operating results could be materially harmed.

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

The Defense Contract Audit Agency (DCAA) and other government agencies routinely audit and investigate government contracts and systems. These agencies review a contractor’s performance on its contract, cost structure and compliance with applicable laws, regulations and standards. The DCAA also reviews the adequacy of, and a contractor’s compliance with, its internal control systems and policies, including the contractor’s accounting, purchasing, estimating, compensation and management information systems. Allegations of impropriety or deficient controls could harm our reputation or influence the award of new contracts. Any costs found to be improperly allocated to a specific contract will not be reimbursed, while such costs already reimbursed must be refunded. Therefore, a DCAA audit could materially affect our competitive position and result in a substantial adjustment to our revenues. DCAA audits for costs incurred on work performed after 2005 have not yet been completed and audits for 2005 are not yet complete for many of our business units. In addition, government agency audits on a special segment of the Company have not been completed for the years 2002 through 2004 and one of our foreign operations has not yet been audited for 2003 and 2004. While we believe that the vast majority of such costs will be approved upon final audit, we do not know the outcome of any future audits and adjustments and, if any future audit adjustments exceed our estimates, our profitability could be adversely affected. Additionally, if a government audit uncovers improper or illegal activities, we may be subject to civil and criminal penalties and administrative sanctions, including termination of contracts, forfeiture of profits, suspension of payments, fines and suspension or debarment from doing business with federal government agencies.

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

•	Terminate existing contracts for convenience, as well as for default;

•	Reduce orders under, or otherwise modify contracts or subcontracts;

•	Cancel multi-year contracts and related orders if funds for contract performance for any subsequent year become unavailable;

•	Decline to exercise an option to renew a multi-year contract;

•	Suspend or debar us from doing business with the federal government or with a governmental agency;

•

Prohibit future procurement awards with a particular agency as a result of a finding of an organizational conflict of interest based upon prior related work performed for the agency that would give a contractor an unfair advantage over competing contractors;

•	Subject the award of contracts to protest by competitors, which may require the contracting federal agency or department to suspend our performance pending the outcome of the protest;

•	Claim rights in products and systems produced by us; and

•	Control or prohibit the export of our products and services.

If the government terminates a contract for convenience, we may recover only our incurred or committed costs, settlement expenses and profit on work completed prior to the termination. If the government terminates a contract for default, we may not recover even those amounts and instead may be liable for excess costs incurred by the government in procuring undelivered items and services from another source. If one of our government customers were to unexpectedly terminate, cancel or decline to exercise an option to renew one or more of our significant contracts or programs, our revenues and operating results would be materially harmed.

We derive significant revenues from contracts awarded through a competitive bidding process. This process can impose substantial costs upon us and we may lose revenue if we fail to compete effectively.

We derive significant revenue from federal government contracts that are awarded through a competitive bidding process. We expect that a significant portion of our future business will also be awarded through competitive bidding. Competitive bidding presents a number of risks, including:

•	Bidding on programs in advance of the completion of their design, which may result in unforeseen technological difficulties and cost overruns;

•	Spending substantial cost and managerial time and effort to prepare bids and proposals for contracts that may not be awarded to us, which may result in reduced profitability;

•	Failing to accurately estimate the resources and cost structure that will be required to service any contract we are awarded;

•

Incurring expense and delay due to a competitor’s protest or challenge of contract awards made to us, including the risk that any such protest or challenge could result in the resubmission of bids on modified specifications, or in the termination, reduction or modification of the awarded contract, which may result in reduced profitability;

•	Changes to client bidding practices or government reform of its procurement practices, which may alter the prescribed contract relating to contract vehicles, contract types and consolidations; and

•	Changes in policy and goals by the government providing set-aside funds to small businesses, disadvantaged businesses and other socio-economic requirements in the allocation of contracts.

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

We enter into three types of federal government contracts for our services: cost-plus, time-and-materials and fixed-price. For our last two fiscal years, we derived revenue from such contracts as follows:

Contract Type	2008	2007
Cost-Plus	20.4%	23.4%
Time-and-Materials	66.1%	62.9%
Fixed-Price	13.5%	13.7%

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

As of December 31, 2008, our estimated contract backlog totaled approximately $4.0 billion, of which approximately $1.2 billion was funded. Backlog is our estimate of the remaining future revenues from existing signed contracts and assumed exercises of all options relating to such contracts. Backlog also includes estimates of revenues for solutions that we believe we will be asked to provide in the future under the terms of executed multiple-award contracts and estimates of revenues from ID/IQ contracts. Our estimates are based on our experience using such vehicles and similar contracts; however, we cannot assure that all, or any, of such estimated contract revenue will be recognized as revenue. The U.S. government’s ability to modify, curtail or terminate our major programs or contracts makes the calculation of backlog subject to numerous uncertainties. There can be no assurance that our backlog projections will result in actual revenue in any particular period, or at all, or that any contract included in backlog will be profitable. There is a higher degree of risk in this regard with respect to unfunded backlog, since it contains management’s estimate of amounts expected to be realized on unfunded contract work that may never be realized as revenues. If we fail to realize as revenues those amounts included in our backlog, our future revenue and growth prospects may be adversely affected.

If we fail to recruit and retain skilled employees or employees with the necessary security clearances, we might not be able to perform under our contracts or win new business and our growth may be limited.

To be competitive, we must have employees who have advanced information technology and technical services skills and who work well with our customers in a government or defense-related environment. Often, these employees must have some of the highest security clearances in the United States. These employees are in great demand and are likely to remain a limited resource in the foreseeable future. Recruiting, training and retention costs can place significant demands on our resources. If we are unable to recruit and retain a sufficient number of these employees, our ability to maintain and grow our business could be negatively impacted. If we are required to engage larger numbers of contracted personnel, our profit margins could be adversely affected. In addition, some of our contracts contain provisions requiring us to commit to staff a program with certain personnel the customer considers key to our successful performance under the contract. In the event we are unable to provide these key personnel or acceptable substitutions, the customer may terminate the contract and we may not be able to recover certain incurred costs.

Federal customers may be consolidating requirements to larger procurements for procurement efficiency.

Federal agencies with whom we conduct business may on occasion find it efficient or desirable to combine requirements for services with the normal work we typically perform along with other requirements for services or products that we do not provide. This technique of bundling of requirements reduces and/or eliminates our ability to compete as a prime contractor for such work. This approach requires that we take a subcontract role versus a prime role, as such may reduce our revenue opportunities and potentially impact our profit margins. This approach may also affect contracts that we currently perform as the prime contractor, when completed or scheduled for recompetition, since those may be combined with other procurement requirements, creating consolidated procurements for which we either cannot compete due to the inclusion of products or services we do not provide or our probability of winning may be substantially reduced by the inclusion of such requirements outside of our normal business services.

Failure to maintain strong relationships with other contractors could result in a decline in our revenues.

In 2008 and 2007, we derived 52.1% and 46.4% of our revenues, respectively, from contracts in which we acted as a subcontractor to other contractors or to joint ventures that we and other contractors formed to bid on and execute particular contracts or programs. We expect to continue to depend on relationships with other contractors for a portion of our revenues for the foreseeable future. Our business, prospects, financial condition or operating results could be harmed if other contractors eliminate or reduce their subcontracts or joint venture relationships with us because they choose to establish relationships with our competitors; they choose to directly offer services that compete with our business; the government terminates or reduces these other contractors’ programs; or the government does not award them new contracts.

Our overall profit margins on our contracts may decrease and our results of operations could be adversely affected if materials and subcontract revenue grow at a faster rate than labor-related revenues.

Our revenues are generated both from the efforts of our technical staff (labor-related revenue) and from the receipt of payments for the costs of materials and subcontracts we use in connection with performing our services

(materials and subcontract revenue). Generally, our materials and subcontract revenue have lower profit-margins than our labor-related revenues. If our materials and subcontract revenue grow at a faster rate than labor-related revenues, our overall profit margins may decrease and our profitability could be adversely affected.

We face risks associated with our international business.

Approximately 1.1% and 1.3% of our total consolidated revenues in 2008 and 2007, respectively, was generated by our entities outside of the United States. These international business operations are subject to a variety of risks associated with conducting business internationally, including:

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

One of our key operating strategies is to selectively pursue acquisitions. We have made a number of acquisitions in the past and we expect that a significant portion of our future growth will continue to come from these transactions. We evaluate potential acquisitions, joint ventures and other investments on an ongoing basis. Our acquisitions pose many risks, including:

•	We may not be able to identify suitable acquisition candidates at prices we consider attractive;

•	We may not be able to compete successfully for identified acquisition candidates, complete future acquisitions or accurately estimate the financial effect of acquisitions on our business;

•	Future acquisitions may require us to issue common stock or spend significant cash, resulting in dilution of ownership or additional leverage;

•	We may have difficulty retaining an acquired company’s key employees or customers;

•	We may have difficulty integrating acquired businesses, resulting in unforeseen difficulties, such as incompatible accounting, information management or other control systems;

•	Acquisitions may disrupt our business or distract our management from other responsibilities; and

•	As a result of an acquisition, we may need to record write-downs from future impairments of intangible assets, which could reduce our future reported earnings.

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

We maintain a credit agreement with Bank of America N.A. The agreement provides for up to $300 million, with an option to increase an additional $100 million, in available borrowings through April 2012. Under the agreement, we are required to maintain specific financial covenants related to a leverage ratio and fixed charge coverage. The agreement also places limitations on additional borrowings, mergers and related-party transactions, on payment of dividends and with respect to capital expenditures. Borrowings under the agreement are collateralized by our assets and bear interest at the Eurodollar Rate, or the lender’s base rate, plus market-rate spreads that are determined based on the Company’s leverage ratio calculation. Our ability to satisfy these financial ratios can be affected by events beyond our control and we cannot assure you that we will meet these ratios. Default under our credit facility could allow the lenders to declare all amounts outstanding to be immediately due and payable. We have pledged substantially all of our assets to secure the debt under our credit facility. If the lenders declare amounts outstanding under the credit facility to be due, the lenders could proceed against those assets. Any event of default, therefore, could have a material adverse effect on our business if the creditors determine to exercise their rights. We also may incur future debt obligations that might subject us to restrictive covenants that could affect our financial and operational flexibility, restrict our ability to pay dividends on our common stock or subject us to other events of default.

From time-to-time we may require consents or waivers from our lenders to permit actions that are prohibited by our credit facility. If our lenders refuse to provide waivers of our credit facility’s restrictive covenants and/or financial ratios, then we may be in default under our credit facility, and we may be prohibited from undertaking actions that are necessary or desirable to maintain and expand our business.

Recent events affecting the credit markets may restrict our ability to access additional financing.

The United States and worldwide capital and credit markets have recently experienced significant price volatility, dislocations and liquidity disruptions, which have caused market prices of many stocks to fluctuate substantially and the spreads on prospective debt financings to widen considerably. These circumstances have materially impacted liquidity in the financial markets, making terms for certain financings less attractive, and in some cases have resulted in the unavailability of financing. Continued uncertainty in the capital and credit markets may negatively impact our business, including our ability to access additional financing at reasonable terms, which may negatively affect our ability to make future acquisitions. A prolonged downturn in the financial markets may cause us to seek alternative sources of potentially less attractive financing, and may require us to adjust our business plan accordingly. These events also may make it more difficult or costly for us to raise capital through the issuance of our equity securities. The disruptions in the financial markets may have a material adverse effect on the market value of our common stock and other adverse effects on our business.

Our employees or subcontractors may engage in misconduct or other improper activities, which could cause us to lose customers or affect our ability to contract with the federal government.

Because we are a government contractor, should an employee or subcontractor fraud or other misconduct occur, such occurrences could have an adverse impact on our business and reputation. Misconduct by employees, subcontractors or joint venture partners could include intentional failures to comply with federal laws including:

federal government procurement regulations; proper handling of sensitive or classified information; compliance with the terms of our contracts that we receive; falsifying time records or failures to disclose unauthorized or unsuccessful activities to us. These actions could lead to civil, criminal and/or administrative penalties (including fines, imprisonment, suspension and/or debarment from performing federal government contracts) and harm our reputation. The precautions we take to prevent and detect such activity may not be effective in controlling unknown or unmanaged risks or losses, such misconduct by employees, subcontractors or joint venture partners could result in serious civil or criminal penalties, sanctions or harm to our reputation, which could cause us to lose contracts or cause a reduction in revenue.

We may be liable for systems and service failures.

We create, implement and maintain information technology and technical services solutions that are often critical to our customers’ operations, including those of federal, state and local governments. We have experienced and may in the future experience some systems and service failures, schedule or delivery delays and other problems in connection with our work. If our solutions, services, products or other applications have significant defects or errors, are subject to delivery delays or fail to meet our customers’ expectations, we may:

•	Lose revenues due to adverse customer reaction;

•	Be required to provide additional services to a customer at no charge;

•	Receive negative publicity that could damage our reputation and adversely affect our ability to attract or retain customers; and

•	Suffer claims for substantial damages against us.

In addition to any costs resulting from product warranties, contract performance or required corrective action, these failures may result in increased costs or loss of revenues if they result in customers postponing subsequently scheduled work, canceling contracts or failing to renew contracts.

While many of our contracts with the federal government limit our liability for damages that may arise from negligence in rendering services to our customers, we cannot be sure that these contractual provisions will protect us from liability for damages if we are sued. Furthermore, our errors and omissions and product liability insurance coverage may not continue to be available on reasonable terms or in sufficient amounts to cover one or more large claims, in addition the insurer may disclaim coverage as to some types of future claims. The successful assertion of any large claim against us could seriously harm our business. Even if unsuccessful, these claims could result in significant legal and other costs that may be a distraction to our management and/or may harm our reputation.

Security breaches in classified government systems could adversely affect our business.

Many of the programs we support and systems we develop, install and maintain involve managing and protecting information involved in intelligence, national security and other classified government functions. While we have programs designed to comply with relevant security laws, regulations and restrictions, a security breach in one of these systems could cause serious harm to our business, damage our reputation and prevent us from being eligible for further work on critical classified systems for federal government customers. Losses that we could incur from such a security breach could exceed the policy limits that we have for errors and omissions and product liability insurance coverage. Damage to our reputation or limitations on our eligibility for additional work resulting from a security breach in one of the systems we develop, install and maintain could materially reduce our revenue.

Our business depends upon obtaining and maintaining required security clearances.

Many of our federal government contracts require our employees to maintain various levels of security clearances and we are required to maintain certain facility security clearances complying with the Department of Defense and Intelligence Community requirements. Obtaining and maintaining security clearances for employees involves a lengthy process and it is difficult to identify, recruit and retain employees who already hold security clearances. If our employees are unable to obtain or retain security clearances or if our employees who hold security clearances terminate employment with us, the customer whose work requires cleared employees could terminate the contract or decide not to renew it upon its expiration. In addition, we expect that many of the contracts on which we will bid will require us to demonstrate our ability to obtain facility security clearances and perform work with employees who hold specified types of security clearances. To the extent we are not able to obtain facility security clearances or engage employees with the required security clearances for a particular contract, we may not be able to bid on or win new contracts, or effectively re-bid on expiring contracts.

Risks Related to Our Stock

Our quarterly operating results may fluctuate.

Our quarterly revenues and operating results may fluctuate as a result of a number of factors, many of which are outside of our control. For these reasons, comparing our operating results on a period-to-period basis may be of limited significance in some cases, as such you should not rely on our past results as an indication of our future performance. While our financial results may be negatively affected by any of the risk factors identified in this section of our Form 10-K, a number of factors could cause our revenues, cash flow and operating results to vary from quarter-to-quarter, including:

•	Timing of award or performance incentive fee notices;

•	Fluctuations in revenues earned on fixed-price contracts and contracts with a performance-based fee structure;

•	Commencement, completion or termination of contracts during any particular quarter;

•	Reallocation of funds to customers due to priority;

•	Timing of significant bid and proposal costs;

•	Variable purchasing patterns under government contracts, BPAs and ID/IQ contracts;

•	Seasonal or quarterly fluctuations in our workdays and staff utilization rates;

•	Strategic decisions by us or our competitors, such as acquisitions, divestitures, spin-offs and joint ventures;

•	Changes in Presidential administrations and senior federal government officials that affect the timing of technology procurement;

•	Changes in federal government policy or budgetary measures that adversely affect government contracts in general; and

•	Increased purchase requests from customers for equipment and materials in connection with the federal government’s fiscal year end that may affect our quarter operating results.

Because a relatively large amount of our expenses are fixed, cash flows from our operations may vary significantly as a result of changes in the volume of services provided under existing contracts and the number of contracts that are commenced, completed or terminated during any quarter. We incur significant operating expenses during the start-up and early stages of large contracts and typically we do not receive corresponding payments in that same quarter. We may also incur significant or unanticipated expenses when a contract expires, terminates or is not renewed.

Mr. Pedersen, our Chairman and Chief Executive Officer, effectively controls our Company, and his interests may not be aligned with those of other stockholders.

As of December 31, 2008, Mr. Pedersen owned approximately 39.3% of our total outstanding shares of common stock. Holders of our Class B common stock are entitled to ten votes per share. Mr. Pedersen beneficially owned 13,958,345 shares of Class B common stock as of December 31, 2008, thus he owned or controlled approximately 86.6% of the combined voting power of our stock as of December 31, 2008. Accordingly, Mr. Pedersen controls the vote on all matters submitted to a vote of our stockholders. As long as Mr. Pedersen beneficially owns a majority of the combined voting power of our common stock, he will have the ability, without the consent of our public stockholders, to elect all members of our Board of Directors and to control our management and affairs.

Mr. Pedersen’s voting control may have the effect of preventing or discouraging transactions involving an actual or a potential change of control of the Company, regardless of whether a premium is offered over then- current market prices. Mr. Pedersen will be able to cause a change of control of the Company. Mr. Pedersen could also cause a registration statement to be filed and to become effective under the Securities Act of 1933, thereby permitting him to freely sell or transfer the shares of common stock that he owns. In addition, the interests of Mr. Pedersen may conflict with the interests of other holders of our common stock.

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

•	The high vote nature of our Class B common stock;

•	The ability of the Board of Directors to issue preferred stock;

•	Stockholders cannot take action by written consent; and

•	Advance notice requirements for director nominations or other proposals by our stockholders.

Item 1B. Unresolved SEC Staff Comments

We have not received any written comments from the SEC staff regarding our periodic or current reports under the Exchange Act that remain unresolved.

Item 2. Properties

We lease our office facilities and we do not own any facilities or real estate materially important to our operations. Our facilities are leased in close proximity to our customers. Since 1992, we have leased our corporate headquarters office building in Fairfax, Virginia. The lease on this facility expires in March 2020. As of December 31, 2008, we leased 32 additional operating facilities throughout the metropolitan Washington, D.C. area and 56 facilities in other parts of the United States. We also have employees working at customer sites throughout the United States and in other countries.

We believe our current facilities are adequate to meet our current needs. We do not anticipate any significant difficulty in renewing our leases or finding alternative space to lease upon the expiration of our leases and to support our future growth. Lease expiration dates range from years 2009 through 2020.

The following table provides information concerning certain of our leased properties.

Lease Properties as of December 31, 2008	Approximate Square Footage	General Usage
Chantilly, VA	208,000	General Office
Vienna, VA	99,000	General Office
Fairfax, VA	92,000	General Office
Herndon, VA	90,000	General Office
Arlington, VA	83,000	General Office
Hanover, MD	73,000	General Office and Warehouse
Springfield, VA	59,000	General Office
Lorton, VA	51,000	General Office
Lexington Park, MD	43,000	General Office
Huntsville, AL	38,000	General Office and Lab
Bethesda, MD	35,000	General Office
Fairmont, WV	22,000	General Office
Sarasota, FL	20,000	General Office
Other Locations	300,000	General Office and Warehouse
Foreign Locations	25,000	General Office

Item 3. Legal Proceedings

We are subject to certain legal proceedings, government audits, investigations, claims and disputes that arise in the ordinary course of our business. Like most large government defense contractors, our contract costs are audited and reviewed on a continual basis by an in-house staff of auditors from the DCAA. In addition to these routine audits, we are subject from time-to-time to audits and investigations by other agencies of the federal government. These audits and investigations are conducted to determine if our performance and administration of our government contracts are compliant with contractual requirements and applicable federal statutes and regulations. An audit or investigation may result in a finding that our performance, systems and administration is compliant or, alternatively, may result in the government initiating proceedings against us or our employees, including administrative proceedings seeking repayment of monies, suspension and/or debarment from doing business with the federal government or a particular agency or civil or criminal proceedings seeking penalties and/or fines. Audits and investigations conducted by the federal government frequently span several years.

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

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of the year ended December 31, 2008.

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

2008	High	Low
First Quarter	$48.34	$36.60
Second Quarter	53.98	42.85
Third Quarter	62.06	46.65
Fourth Quarter	59.92	40.22

2007	High	Low
First Quarter	$38.04	$32.42
Second Quarter	34.49	30.37
Third Quarter	37.80	29.71
Fourth Quarter	48.45	34.87

There is no established public market for our Class B common stock.

As of February 18, 2009, there were 39 holders of record of our Class A common stock and 3 holders of record of our Class B common stock. The number of holders of record of our Class A common stock is not representative of the number of beneficial holders because many of the shares are held by depositories, brokers or nominees.

Dividend Policy

Currently, we intend to retain any earnings for the future operation and growth of our business. In addition, our credit facility restricts us from paying cash dividends to holders of our common stock. As a result, we do not anticipate paying any cash dividends in the foreseeable future. No dividends have been declared on any class of our common stock since our initial public offering in 2002. Any future dividends declared would be at the discretion of our Board of Directors and would depend, among other factors, upon our results of operations, financial condition and cash requirements, as well as the terms of our credit facility and other financing agreements at the time such payment is considered.

Recent Sales of Unregistered Securities

We did not issue or sell any securities in fiscal 2008 that were not registered under the Securities Act of 1933. The issuance of shares to the Employee Stock Ownership Plan did not constitute sales within the meaning of the Securities Act.

Equity Compensation Plan Information

Information regarding our equity compensation plans and the securities authorized for issuance there under is incorporated by reference in Item 12.

Stock Performance Chart

The following stock performance graph compares the graph of ManTech common stock to the Nasdaq Stock Market (U.S.) Index, Standard & Poor’s MidCap 400 Index*, Standard & Poor’s SmallCap 600 Index**, the Russell 2000 Index, our new Peer Group Index and our old Peer Group Index***. The period measured is December 31, 2003 to December 31, 2008. The graph assumes an investment of $100 for each of the groups and also assumes reinvestment of all dividends. No cash dividend has been declared on ManTech common stock. We have added the Standard & Poor’s MidCap 400 Index to our performance graph this year, and have also changed the composition of our Peer Group. We have included Standard & Poor’s SmallCap 600 Index in this year’s performance graph for comparison purposes. These changes are further explained below.

	2003	2004	2005	2006	2007	2008
ManTech International Corporation	$100.00	$95.14	$111.65	$147.61	$175.65	$217.23
S&P 400 Mid Cap Index	$100.00	$116.47	$131.09	$144.61	$156.14	$99.55
S&P 600 Index	$100.00	$122.65	$132.07	$152.03	$151.58	$104.47
NASDAQ Composite	$100.00	$109.16	$111.47	$123.05	$140.12	$84.12
Russell 2000 Index	$100.00	$118.32	$123.72	$146.42	$144.16	$95.44
New Peer Group	$100.00	$142.05	$125.20	$116.61	$133.48	$119.45
Old Peer Group	$100.00	$137.75	$121.53	$113.61	$117.85	$111.33

Explanation for changes in indices used to benchmark our stock price performance:

*	We have added the Standard & Poor’s MidCap 400 Index to our stock price performance comparisons for 2008, because ManTech was added to the S&P MidCap 400 Index in 2008.

**	In connection with being added to the Standard & Poor’s MidCap 400 Index this year, we were removed from the Standard & Poor’s SmallCap 600 Index. The Standard & Poor’s SmallCap 600 Index is included in our performance graph for this year for comparison purposes only.

***	In 2007, our Peer Group consisted of CACI International, Inc.; Dynamics Research Corporation; MTC Technologies, Inc.; NCI, Inc.; Science Applications International Corporation; SI International, Inc.; SRA International Inc.; and Stanley, Inc. In 2008, we changed our Peer Group to omit MTC Technologies and SI International, since they were acquired and ceased trading during 2008. We have also added DynCorp International Inc., because they are in our industry and are a similar size.

Item 6. Selected Financial Data

The selected financial data presented below for each of the five years ended December 31, 2008 is derived from our audited consolidated financial statements. The selected financial data presented below should be read in conjunction with our consolidated financial statements, the notes to our consolidated financial statements and Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	Year Ended December 31,
	2008 (a)	2007 (b)	2006 (c)	2005 (d)	2004 (e)
	(In thousands, except per share amounts)
Statement of Income Data:
Revenues	$1,870,879	$1,448,098	$1,137,178	$980,289	$826,928
Cost of services	1,565,198	1,214,150	944,150	805,853	677,223
General and administrative expenses	152,323	120,244	102,378	90,258	81,238

Operating income	153,358	113,704	90,650	84,178	68,467
Interest expense	(3,978)	(5,103)	(2,375)	(3,165)	(2,422)
Interest income	812	1,261	809	894	495
Other items, net	(233)	263	1,337	3,372	554

Income from continuing operations before income taxes and equity earnings	149,959	110,125	90,421	85,279	67,094
Provision for income taxes	(59,667)	(42,798)	(34,825)	(34,137)	(25,743)
Earnings (losses) in equity of unconsolidated subsidiaries	—	—	—	471	567
Gain on disposal of equity method investment	—	—	—	1,590	—

Income from continuing operations	90,292	67,327	55,596	53,203	41,918

(Loss) gain from discontinued operations, net of taxes	—	(458)	(4,895)	(9,010)	(17,211)
Gain on disposal of discontinued operation, net of taxes (sold to CEO)	—	338	—	—	—

Net income	$90,292	$67,207	$50,701	$44,193	$24,707

Basic earnings per share from continuing operations—Class A and B (f)	$2.58	$1.97	$1.66	$1.62	$1.30

Diluted earnings per share from continuing operations—Class A and B (f)	$2.55	$1.95	$1.64	$1.60	$1.29

Balance Sheet Data:
Cash and cash equivalents	$4,375	$8,048	$41,510	$5,678	$22,963
Working capital	$140,744	$68,409	$168,189	$103,576	$127,034
Total assets	$1,021,712	$937,503	$613,252	$555,985	$468,402
Long-term debt	$—	$39,000	$—	$21	$104
Total stockholders’ equity	$680,536	$551,305	$459,016	$378,582	$320,396
Statement of Cash Flows Data:
Cash flow from operating activities	$127,266	$63,324	$84,356	$61,486	$27,285
Cash flow from investing activities	$(39,162)	$(275,286)	$(25,709)	$(105,617)	$(17,440)
Cash flow from financing activities	$(91,777)	$178,500	$(22,815)	$26,846	$3,854

a)	On November 28, 2008, we acquired EWA for $12.3 million, which includes a $0.3 million estimated working capital adjustment. The purchase price included a working capital adjustment, which is subject to a closing balance sheet review. EWA added $1.8 million in revenue to our 2008 results. For further information on acquisitions see Note 3 to the consolidated financial statements in Item 8.

On August 29, 2008, we acquired ETG for $25.1 million, which includes $0.1 million in transaction fees. ETG added $3.4 million in revenue to our 2008 results. For further information on acquisitions see Note 3 to the consolidated financial statements in Item 8.

Cash outflows from investing activities were primarily the result of our acquisitions of EWA and ETG, as noted above. Cash outflows from financing activities are primarily the result of paying down our credit facility with cash from operations; this was slightly offset by borrowings under our credit facility to finance our aforementioned acquisitions.

b)	On December 18, 2007, we acquired MBI for $78.9 million, which includes $0.4 million in transaction fees. MBI added $1.2 million in revenue to our 2007 results. For further information on acquisitions see Note 3 to the consolidated financial statements in Item 8.

On May 7, 2007 we acquired SRS for $199.1 million, which includes $1.2 million in transaction fees. SRS added $139.1 million in revenue to our 2007 results. For further information on acquisitions see Note 3 to the consolidated financial statements in Item 8.

On February 23, 2007 we sold our MSM Security Services subsidiary business (MSM) to MSM Security Services Holdings, LLC for $3.0 million in cash. The sale resulted in a pre-tax gain of $0.6 million. MSM Security Services Holdings, LLC is solely owned by George J. Pedersen, our Chairman and Chief Executive Officer (CEO). For further information on the sale of MSM see Note 15 to the consolidated financial statements in Item 8.

In January 2007, Mr. Pedersen received a distribution of 609,296 shares of Class B common stock, which had been held by the ManTech International Corporation Supplemental Executive Retirement Plan for the benefit of George J. Pedersen (GJP SERP). We recognized an $8.6 million tax benefit on the distribution from the trust. The tax benefit was recorded to additional paid-in-capital.

c)	On October 5, 2006, we acquired GRS Solutions, Inc (GRS) for $17.8 million in cash. Subsequent to the acquisition, contingent consideration of $2.2 million was paid to the shareholders of GRS. GRS added $2.7 million in revenue to our 2006 results. For further information on acquisitions see Note 3 to the consolidated financial statements in Item 8.

On October 31, 2006, we sold assets related to our NetWitness® operation to the NetWitness Acquisition Corporation for $2.0 million in cash and an equity stake of less than 5% in the new company. We recorded approximately a $1.0 million pre-tax gain on the sale.

On January 1, 2006, we adopted Statement of Financial Accounting Standards (SFAS) No. 123 (revised 2004), Share-Based Payment, or SFAS 123(R). As a result, we recorded $5.7 million of expense in general and administrative expenses. For further information, see Note 10 to the consolidated financial statements in Item 8.

d)	On February 11, 2005, we sold our ManTech Environmental Technology, Inc. (METI) subsidiary to another company for $7.0 million, which resulted in a pre-tax gain of approximately $3.7 million. METI had revenues of $1.4 million and $13.2 million in 2005 and 2004, respectively.

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

e)	On February 27, 2004, we acquired certain operations from Affiliated Computer Services, Inc. (ACS) for $6.5 million, and on June 1, 2004, acquired additional operations from ACS for $1.5 million. As a result of these acquisitions, revenue increased $27.5 million in 2004.

During 2004, we experienced a significant decline in our MSM business primarily related to losses recorded on a Defense Security Services contract, which ended in the fourth quarter of 2004. For 2004, MSM’s revenues were down $18.9 million from 2003, which contributed to the loss from discontinued operations.

f)	The holders of each share of Class A common stock are entitled to one vote per share and the holders of each share of Class B common stock are entitled to ten votes per share. For more information on earnings per share including the two class method see Note 4 to the consolidated financial statements in Item 8.

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

Overview

We are a provider of innovative technologies and solutions for mission-critical national security programs for the Intelligence Community; the departments of Defense, State, Homeland Security and Justice; the Space Community; and other U.S. federal government customers. Our expertise includes engineering, systems integration, software services, enterprise architecture, information assurance and security architecture, intelligence operations and analysis support, network and critical infrastructure protection, information operations and computer forensics, information technology, communications integration and engineering support. With approximately 7,900 highly qualified employees, we operate in the United States and approximately 40 countries worldwide.

We derive revenue primarily from contracts with U.S. government agencies that are focused on national security and as a result, funding for our programs is generally linked to trends in U.S. government spending in the areas of defense, intelligence and homeland security. Related to the evolving terrorist threats and world events, the U.S. government has substantially increased its overall defense, intelligence and homeland security budgets. Our revenue increased mainly as a result of the expansion of our sustainment and countermine support provided in military deployed environments with U.S. and allied forces in support of peace-keeping efforts worldwide; efforts involving telecommunications, infrastructure, maintenance and repair; from our work with intelligence agencies in U.S; and the acquisitions that occurred in the past three years.

For the three years ended December 31, 2008, over 93% of our revenues were derived from our customers in the Intelligence Community and the Department of Defense. These customers include the Office of the Secretary of Defense; the Department of State; the Department of Homeland Security; various intelligence agencies; federal intelligence and terrorism task forces; the U.S. Army, Navy, Air Force and Marine Corps; and joint military commands. We also provide solutions to federal government civilian agencies, including NASA and PTO, as well as to state and local governments and commercial customers. The following table shows our revenue from each type of customer as a percentage of our total revenue for the period shown.

	Years Ended December 31,
	2008	2007	2006
Department of Defense and intelligence agencies	93.8%	93.3%	95.2%
Federal civilian agencies	4.3%	4.5%	2.6%
State agencies, international agencies and commercial entities	1.9%	2.2%	2.2%

Total Revenue	100.0%	100.0%	100.0%

We provide our services and solutions under three types of contracts: time and materials; cost reimbursable; and fixed price. Our contract mix varies from year-to-year due to numerous factors, including our business strategies and federal government procurement objectives. The following table shows our revenue from each of these types of contracts as a percentage of our total revenue for the periods shown.

	Years Ended December 31,
	2008	2007	2006
Cost reimbursable	20.4%	23.4%	24.7%
Time and materials	66.1%	62.9%	64.5%
Fixed price	13.5%	13.7%	10.8%

Total Revenue	100.0%	100.0%	100.0%

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

Cost reimbursable contracts. Under cost reimbursable contracts, we are reimbursed for costs that are determined to be reasonable, allowable and allocable to the contract and paid a fee representing the profit margin negotiated between us and the contracting agency, which may be fixed or performance based. Under cost reimbursable contracts we recognize revenues and an estimate of applicable fees earned as costs are incurred. We consider fixed fees under cost reimbursable contracts to be earned in proportion to the allowable costs incurred in performance of the contract. For performance based fees under cost reimbursable contracts, we recognize the relevant portion of the expected fee to be awarded by the client at the time such fee can be reasonably estimated, based on factors such as our prior award experience and communications with the client regarding performance. For cost reimbursable contracts with performance-based fee incentives that are subject to the provisions of SEC Topic 13, Revenue Recognition, we recognize the relevant portion of the fee upon customer approval. In general, cost reimbursable contracts are the least profitable of our government contracts.

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

We derive a majority of our revenues from contracts directly with the U.S. government or as a subcontractor to other providers of services to the U.S. government. The following table shows our revenues as prime contractor and as subcontractor as a percentage of our total revenue for the following periods:

	Years Ended December 31,
	2008	2007	2006
Prime contract revenue	47.9%	53.6%	67.7%
Subcontract revenue	52.1%	46.4%	32.3%

Total Revenue	100.0%	100.0%	100.0%

Our prime contract revenue as a percentage of our total revenue decreased from 2006 to 2008 as customers increased the purchase of goods and services through larger, more consolidated contract vehicles. However, we expect the prime contract revenue percentage to increase in future periods due to the award of the Countermine prime contract for Route Clearance in August 2008.

Revenue

Substantially all of our revenue is derived from services and solutions provided to the federal government or to prime contractors supporting the federal government, including services provided by our employees, our subcontractors and through solutions that includes third-party hardware and software that we purchase and integrate as a part of our overall solutions. The level of hardware and software purchases we made in support of solutions we provide to our clients increased significantly during 2008. These requirements may vary from period-to-period depending on specific contract and client requirements. Since we earn higher profits from labor services that our employees provide compared with subcontracted efforts and other reimbursable items such as hardware and software purchases for clients, we seek to optimize our labor services on all of our engagements.

Cost of Services

Cost of services primarily includes direct costs incurred to provide our services and solutions to customers. The most significant portion of these costs are direct labor costs, including salaries and wages, plus associated fringe benefits of our employees directly serving customers, in addition to the related management, facilities and infrastructure costs. Cost of services also includes other direct costs, such as the costs of subcontractors and outside consultants and third-party materials, including hardware or software that we purchase and provide to the customer as part of an integrated solution. Since we earn higher profits on our own labor services, we expect the ratio of cost of services as a percent of revenue to decline when our labor services mix increases relative to subcontracted labor or third-party material. Conversely, as subcontracted labor or third-party material purchases for customers increase relative to our own labor services, we expect the ratio of cost of services as a percent of revenue to increase. Changes in the mix of services and equipment provided under our contracts can result in variability in our contract margins.

General and Administrative Expenses

General and administrative expenses include the salaries and wages, plus associated fringe benefits of our employees not performing work directly for clients. Among the functions covered by these costs are facilities, corporate business development, bid and proposal, contracts administration, finance and accounting, legal, corporate governance and executive and senior management. In addition, we include stock-based compensation, as computed under SFAS 123(R), as well as depreciation expense of $4.2 million and amortization expense of $10.4 million related to the general and administrative function for the year ended December 31, 2008. Depreciation and amortization expenses include the depreciation of computers, furniture and other equipment, the amortization of third party software we use internally, leasehold improvements and intangible assets. Identifiable intangible assets include customer relationships and contract backlogs acquired in business combinations are amortized over their estimated useful lives.

Interest Expense

Interest expense is primarily related to interest expense incurred or accrued under our outstanding borrowings and notes payable, deferred financing charges and interest on capital leases.

Interest Income

Interest income is primarily from cash on hand and notes receivable.

Provision for Income Taxes

Our effective income tax rates are approximately 39.8%, 38.9% and 38.5% for the years ended 2008, 2007 and 2006, respectively. The higher tax rate in 2008 as compared to 2007 related primarily to the impact of non-deductible losses related to our Employee Supplemental Savings Plan, which were partially offset by research and development credits.

Results of Operations

Year Ended December 31, 2008 Compared to Year Ended December 31, 2007

Consolidated Statements of Income

The following table sets forth certain items from our consolidated statements of income and the relative percentages that certain items of expense and earnings bear to revenue as well as the year-over-year change from December 31, 2007 to December 31, 2008.

	Years Ended December 31,				Year-to-Year Change
	2008	2007	2008	2007	2007 to 2008
	Dollars		Percentages		Dollars	Percent
	(dollars in thousands)
REVENUE	$1,870,879	$1,448,098	100.0%	100.0%	$422,781	29.2%
Cost of services	1,565,198	1,214,150	83.7%	83.8%	351,048	28.9%
General and administrative expenses	152,323	120,244	8.1%	8.3%	32,079	26.7%

OPERATING INCOME	153,358	113,704	8.2%	7.9%	39,654	34.9%
Interest expense	(3,978)	(5,103)	0.2%	0.4%	1,125	-22.0%
Interest income	812	1,261	0.0%	0.1%	(449)	-35.6%
Other income (expense), net	(233)	263	0.0%	0.0%	(496)	-188.6%

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	149,959	110,125	8.0%	7.6%	39,834	36.2%
Provision for income taxes	(59,667)	(42,798)	3.2%	3.0%	(16,869)	39.4%

INCOME FROM CONTINUING OPERATIONS	90,292	67,327	4.8%	4.6%	22,965	34.1%
Loss from discontinued operations, net of taxes	—	(458)	0.0%	0.0%	458	-100.0%
Gain on sale of discontinued operation, net of taxes (sold to CEO)	—	338	0.0%	0.0%	(338)	-100.0%

NET INCOME	$90,292	$67,207	4.8%	4.6%	$23,085	34.3%

Revenues

Revenues increased 29.2% to $1.87 billion for the year ended December 31, 2008, compared to $1.45 billion for the same period in 2007. The increase was primarily due to our contracts supporting forward deployments in Iraq, Afghanistan and other areas around the world and our acquisitions of SRS in May 2007, MBI in December 2007, ETG in August 2008 and EWA in November 2008. Revenue growth of $206.6 million came from global logistics and supply chain management contracts; specifically contracts for the installation and repair of systems designed to counter or clear mines and IEDs. For the year ending December 31, 2008, our recent acquisitions, SRS, MBI, ETG and EWA, contributed revenue increases of $125.5 million.

We are expecting the growth in revenue to continue in 2009 as a result of our recent acquisitions and our continued support of the Global War on Terror, including increased demand in support of operations within the

Southwest Asian region, including Iraq and Afghanistan. We are well positioned to compete for and receive contracts related to the Comprehensive National Cyber Initiative. Possible future changes in U.S. policy and tactics related to the wars may impact our future performance trend.

Cost of services

Cost of services increased 28.9% to $1.57 billion for the year ended December 31, 2008, compared to $1.21 billion for the same period in 2007. The increase in cost of services is primarily due to larger purchases of equipment, materials and other direct costs directly related to our contracts and our recent acquisitions of SRS, MBI, ETG and EWA. As a percentage of revenues, cost of services decreased 0.1% to 83.7% for the year ended December 31, 2008 as compared to 83.8% for the same period in 2007. Direct labor costs, which include applicable fringe benefits and overhead, increased by $126.9 million primarily due to the recent acquisitions and growth in staff supporting global logistics and supply chain management. As a percentage of revenues, direct labor costs decreased 2.5% to 38.5% for the year ended December 31, 2008 compared to 41.0% for the same period in 2007. The decrease in direct labor as a percentage of revenues is primarily due to an increase in other direct costs in relation to revenues. Other direct costs, which include subcontractors and third party equipment and materials used in the performance of our contracts, increased by 36.1% over the same period in 2007. The increase in other direct costs was primarily due to an increase in purchases of equipment and materials on our contracts for installation and repair of systems designed to counter or clear mines and IEDs, as noted above, as well as our recent acquisitions. As a percentage of revenues, other direct costs increased from 42.9% for the year ended December 31, 2007 to 45.2% for the same period in 2008.

General and administrative expenses

General and administrative expenses increased 26.7% to $152.3 million for the year ended December 31, 2008, compared to $120.2 million for the same period in 2007. The increase in expense resulted primarily from the recent acquisitions of SRS, MBI, ETG and EWA and increased spending to support the growth of our business. As a percentage of revenues, general and administrative expenses decreased to 8.1% from 8.3% for the year ended December 31, 2008 and 2007, respectively. The reduction as a percentage of revenues was largely due to the leveraging of our administrative expenses over a larger revenue base.

Interest expense

Interest expense decreased $1.1 million to $4.0 million for the year ended December 31, 2008, compared to $5.1 million for the same period in 2007. The decrease in interest expense is due to a decline in interest rates, partially offset by an increase in our average outstanding debt balance. Our average outstanding debt balance for the year ended December 31, 2008 was $122.3 million as compared to $84.7 million for the year ended December 31, 2007. The interest rate we incur on our credit facility is impacted by changes in the Federal Funds Rate or London Interbank Offer Rate (LIBOR). Changes in these lending rates could lead to fluctuations in our interest expense in future periods. For additional information, see “Credit Agreement,” below.

Interest income

Interest income decreased $0.5 million to $0.8 million for the year ended December 31, 2008, compared to $1.3 million for the same period in 2007. During the first four months of 2007, we did not have any outstanding borrowings. As a result we had cash on hand, which generated interest income during that period.

Provision for Income Taxes

The provision for income taxes increased $16.9 million to $59.7 million for the year ended December 31, 2008, compared to $42.8 million for the same period in 2007. Our effective income tax rates were 39.8% and 38.9% for the years ended 2008 and 2007 respectively. The higher tax rate in 2008 as compared to 2007 related primarily to the impact of non-deductible losses related to our Employee Supplemental Savings Plan. These were partially offset by research and development credits.

Loss from discontinued operations

On February 23, 2007, we sold our MSM subsidiary. Prior to that date, MSM was classified as held for sale in our consolidated balance sheets and discontinued operations, net of applicable income taxes in our consolidated statements of income. For additional information see “Discontinued Operations,” below.

Gain on sale of discontinued operation

On February 23, 2007, we sold MSM to MSM Security Services Holdings, LLC (an entity that is solely owned by George J. Pedersen, our Chairman and CEO) for $3.0 million in cash. We recorded a $0.3 million net gain on the transaction. For additional information see “Discontinued Operations,” below.

Net income

Net income increased 34.3% to $90.3 million for the year ended December 31, 2008, compared to $67.2 million for the same period in 2007. The increase is a result of higher revenue and improved margins primarily driven by the leveraging of our administrative expenses over a larger revenue base. Our effective tax rates for the years ended December 31, 2008 and 2007 were 39.8% and 38.9%, respectively.

Year Ended December 31, 2007 Compared to Year Ended December 31, 2006

Consolidated Statements of Income

The following table sets forth certain items from our consolidated statements of income and the relative percentages that certain items of expense and earnings bear to revenue as well as the year-over-year change from December 31, 2006 to December 31, 2007.

	Years Ended December 31,				Year-to-Year Change
	2007	2006	2007	2006	2006 to 2007
	Dollars		Percentages		Dollars	Percent
	(in thousands)
REVENUE	$1,448,098	$1,137,178	100.0%	100.0%	$310,920	27.3%
Cost of services	1,214,150	944,150	83.8%	83.0%	270,000	28.6%
General and administrative expenses	120,244	102,378	8.3%	9.0%	17,866	17.5%

OPERATING INCOME	113,704	90,650	7.9%	8.0%	23,054	25.4%
Gain on disposal of operations	—	955	0.0%	0.1%	(955)	-100.0%
Interest expense	(5,103)	(2,375)	0.4%	0.2%	(2,728)	114.9%
Interest income	1,261	809	0.1%	0.1%	452	55.9%
Other income (expense), net	263	382	0.0%	0.0%	(119)	-31.2%

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	110,125	90,421	7.6%	8.0%	19,704	21.8%
Provision for income taxes	(42,798)	(34,825)	3.0%	3.1%	(7,973)	22.9%

INCOME FROM CONTINUING OPERATIONS	67,327	55,596	4.6%	4.9%	11,731	21.1%
Loss from discontinued operations, net of taxes	(458)	(4,895)	0.0%	0.4%	4,437	-90.6%
Gain on sale of discontinued operation, net of taxes (sold to CEO)	338	—	0.0%	0.0%	338	100.0%

NET INCOME	$67,207	$50,701	4.6%	4.5%	$16,506	32.6%

Revenues

Revenues increased 27.3% to $1.45 billion for the year ended December 31, 2007, compared to $1.14 billion for the same period in 2006. The acquisition of SRS in May 2007 added $139.1 million to our revenues for the year ended December 31, 2007. Additionally, the increase is attributable to countermine/counter IED support in Iraq and Afghanistan. One contract for the installation and repair of systems designed for countermine programs and counter IED’s accounted for $209.2 million and $102.4 million of revenues for the years ended December 31, 2007 and 2006, respectively. There were increases on other programs related to the global war on terrorism. We also experienced growth on U.S. based support contracts. GRS, acquired during the fourth quarter of 2006, contributed $13.9 million to our revenues for the year ended December 31, 2007. The MBI acquisition on December 18, 2007 had an insignificant impact to our 2007 revenue.

Cost of services

Cost of services increased 28.6% to $1.21 billion for the year ended December 31, 2007, compared to $944.2 million for the same period in 2006. The increase is related to the increase in revenues for the period. As a percentage of revenues, cost of services increased 0.8% to 83.8% for the year ended December 31, 2007 compared to 83.0% for the same period in 2006. This increase was due to larger purchases of equipment and materials directly for contracts and increased use of subcontractors in support of our contracts. The increase in other direct costs resulted in lower income from continuing operations primarily due to generally lower profit margins on purchases of equipment and materials. Direct labor costs, which include applicable fringe benefits and overhead, increased by 17.1% due to the acquisition of SRS and the growth of our work force. As a percentage of revenues, direct labor costs decreased 3.6% to 41.0% for the year ended December 31, 2007 compared to 44.6% for the same period in 2006 due to the significant growth in other direct cost. Other direct costs increased by 41.9% over the same period in 2006, from $437.4 million to $620.7 million. The increase in other direct costs is due to the increase in purchases of equipment and materials and increased use of subcontractors as noted above. As a percentage of revenues, other direct costs increased from 38.5% for the year ended December 31, 2006 to 42.9% for the same period in 2007.

General and administrative

General and administrative expenses increased 17.5% to $120.2 million for the year ended December 31, 2007, compared to $102.4 million for the same period in 2006. The increase in expense during the year resulted primarily from the acquisition and integration of SRS, increased bid and proposal spending, a net realizable value adjustment related to an intangible asset of a previous acquisition and share-based compensation. In addition, amortization of intangibles increased due to our acquisition of SRS in May 2007 as well as our acquisition of GRS in October 2006. As a percentage of revenues, general and administrative expenses decreased to 8.3% from 9.0% for the years ended December 31, 2007 and 2006, respectively. The reduction as a percentage of revenues was due largely to a management cost cutting initiative in 2007 and leveraging our administrative expenses over a larger revenue base. For the years ended December 31, 2007 and 2006, we recognized $6.7 million and $5.8 million in share-based compensation expense under SFAS 123(R), respectively.

Gain on disposal of operations

There were no gains on disposal of operations in 2007. In October 31, 2006, we sold assets related to our NetWitness® business to the NetWitness Acquisition Corporation, an unrelated third party. We recorded a $1.0 million pre-tax gain in 2006 on the transaction. For additional information see “Gain on Disposal of Operations and Equity Method Investment,” below.

Interest expense

Interest expense increased to $5.1 million for the year ended December 31, 2007, compared with $2.4 million for the same period in 2006. For the year ended December 31, 2007, we had an average debt balance of $84.7 million, compared to $28.4 million for the same period in 2006. The increase in our average debt balance in 2007 was primarily driven by increased borrowings to fund the acquisitions of SRS and MBI. In 2006, we had paid off all borrowings under a previous credit facility, which had been used to finance the acquisition of Gray Hawk Systems in 2005.

Interest income

Interest income increased to $1.3 million for the year ended December 31, 2007, compared to $0.8 million for the same period in 2006. The fluctuation is due to increased cash on hand for almost half of the year ended December 31, 2007, collection of interest on an old receivable and an income tax refund. As we used a combination of cash on hand and our new credit facility to finance the acquisition of SRS in May 2007 and MBI in December 2007, our cash balance was reduced significantly during the second half of 2007.

Loss from discontinued operations

On February 23, 2007, we sold our MSM subsidiary. Prior to that date, MSM was classified as held for sale in our consolidated balance sheets and discontinued operations, net of applicable income taxes in our consolidated statements of income. Loss from discontinued operations decreased to $0.5 million for the year ended December 31, 2007, compared with $4.9 million for the same period in 2006. The sale of MSM resulted in the reflection of only two months of MSM operations in 2007 versus a full year of MSM operations for the same period in 2006. For additional information see “Discontinued Operations,” below.

Gain on sale of discontinued operation

On February 23, 2007, we sold MSM to MSM Security Services Holdings, LLC (an entity that is solely owned by George J. Pedersen, our Chairman and CEO) for $3.0 million in cash. We recorded a $0.3 million net gain on the transaction. For additional information see “Discontinued Operations,” below.

Net income

Net income increased 32.6% to $67.2 million for the year ended December 31, 2007, compared to $50.7 million for the same period in 2006. The increase is a result of higher revenue, increased income from continuing operations and a reduced net loss on discontinued operations of $0.5 million in 2007 versus a loss of $4.9 million for the same period in 2006. Our effective tax rates for the years ended December, 31 2007 and 2006 were 38.9% and 38.5%, respectively.

Backlog

For the years ended 2008, 2007 and 2006 our backlog was $4.0 billion, $3.2 billion and $2.9 billion, respectively, of which $1.2 billion, $758 million and $622 million, respectively, was funded backlog. Backlog represents estimates that we calculate on a consistent basis. At December 31, 2008, ETG and EWA contributed approximately $28 million in backlog combined. We estimate that approximately 35% to 45% of our total backlog will be recognized as revenues prior to December 31, 2009.

Effects of Inflation

Inflation and uncertainties in the macroeconomic environment, such as conditions in the financial markets could impact our labor rates beyond the predetermined escalation factors. However, we generally have been able to price our contracts in a manner to accommodate the rates of inflation experienced in recent years. Under our time and materials contracts, labor rates are usually adjusted annually by predetermined escalation factors. Our cost reimbursable contracts automatically adjust for changes in cost. Under our fixed-price contracts, we include a predetermined escalation factor, but generally, we have not been adversely affected by near-term inflation. Purchases of equipments and materials directly for contracts are usually cost reimbursable.

In addition, inflation or inflationary concerns could prompt the Federal Reserve to begin increasing the Federal Funds Rate. As one of the borrowing rates in our credit facility is tied to the Federal Funds Rate, increases in this rate, given similar levels of debt, could lead to higher interest expense. However, the Federal Reserve recently cut this rate because the pace of U.S. economic activity has slowed and inflation is expected to moderate as a result of lower energy and commodities prices.

Liquidity and Capital Resources

Our primary liquidity needs are the financing of acquisitions, working capital and capital expenditures. Our primary source of liquidity is cash provided by operations and our revolving credit facility. On April 30, 2007, we executed a Credit Agreement with a syndicate of lenders led by Bank of America N.A., as administrative agent. The Credit Agreement initially provides for up to $300.0 million in available borrowings. See “Credit Agreement” below for additional information. At December 31, 2008, we had $44.1 million outstanding under our credit facility and we were contingently liable under letters of credit totaling $0.7 million, which reduces our ability to borrow under our credit facility. The maximum available borrowing under our credit facility at December 31, 2008 was $255.2 million. Generally, cash provided by operating activities is adequate to fund our operations. Due to fluctuations in our cash flows and the growth in our operations, it is necessary from time-to-time to increase borrowings under our credit facility to meet cash demands. In the future, we may borrow greater amounts in order to finance acquisitions or new contract start ups. The interest rates we pay under our credit facility are based on market rates that are at historic lows. We anticipate that this rate will increase in the future, however we cannot predict the timing of such increase.

The U.S. and worldwide capital and credit markets have recently experienced significant price volatility, dislocations and liquidity disruptions. Continued uncertainty in the capital and credit markets may negatively impact our business, including our ability to access financing at reasonable terms, which may negatively affect our ability to make future acquisitions. A prolonged downturn in the financial markets may cause us to seek alternative sources of potentially less attractive financing.

Cash flows from operating activities

	Year Ended December 31,
(in thousands)	2008	2007	2006
Net cash flow from operating activities of continuing operations:	$127,266	$64,886	$90,873
Net cash flow from discontinued operations:	—	(1,562)	(6,517)

Net cash flow from operating activities:	$127,266	$63,324	$84,356

Our operating cash flow is primarily affected by the overall profitability of our contracts, our ability to invoice and collect from our clients in a timely manner and our ability to manage our vendor payments. We bill most of our clients and prime contractors monthly after services are rendered. Increased cash flow from operations in 2008 as compared to 2007 was also favorably impacted by the timing of vendor and other direct cost payments, which were paid shortly after our fiscal year end. The reduced cash inflow from operations in 2007 as compared to 2006 was the result of a significant collection of receivables in 2006 under a management collection initiative. The reduced cash outflow from discontinued operations in 2007 compared to 2006 is due to the sale of MSM on February 23, 2007.

Cash flows from investing activities

	Year Ended December 31,
(in thousands)	2008	2007	2006
Net investing cash flow from continuing operations:	$(39,162)	$(278,286)	$(25,244)
Net investing cash flow from discontinued operations:	—	3,000	(465)

Net cash flow from investing activities:	$(39,162)	$(275,286)	$(25,709)

Our cash flow used in investing activities consists primarily of capital expenditures and business acquisitions offset by disposals of operations. Cash outflows in 2008 were primarily from our acquisition of ETG on August 29, 2008 for $25.1 million, net of cash acquired, our acquisition of EWA on November 28, 2008 for $12.3 million, net of cash acquired and purchases of equipment and software for internal use. Cash outflows in 2007 were primarily from our acquisition of SRS on May 7, 2007 for $199.1 million, net of cash acquired, our acquisition of MBI on December 18, 2007 for $78.9 million, net of cash acquired and purchases of equipment and software for internal use. These were partially offset by the sale of office buildings and land for $1.8 million that we acquired in 2005. We had a cash inflow from discontinued operations of $3.0 million due to the sale of our MSM subsidiary. For more information see “Discontinued Operations,” below. Cash flow from investing activities could fluctuate significantly in the future with the execution of our acquisition strategy.

Cash flows from financing activities

	Year Ended December 31,
(in thousands)	2008	2007	2006
Net cash flow from financing activities:	$(91,777)	$178,500	$(22,815)

Cash used in financing activities during 2008 resulted primarily from paying down our credit facility with cash from operations, this was slightly offset by borrowings under our credit facility to finance our acquisitions of EWA and ETG; and proceeds from the exercise of stock options. We intend to pay down the remaining balance on our Credit Facility during fiscal year 2009. In addition, we acquired treasury stock with a cost of $9.1 million related to the distribution of a supplemental executive retirement plan (GJP SERP) for our Chairman and CEO (for additional information see Note 10 in our consolidated financial statements). The cash outflow for the acquisition of treasury stock was offset by the excess tax benefits generated by stock option exercises and the GJP SERP transaction.

Cash provided by financing activities in 2007 resulted primarily from the use of our credit facility to support the acquisitions of SRS and MBI and proceeds from the exercise of stock options. In the second quarter of 2007, we refinanced our credit facility to support future acquisitions and liquidity requirements.

Credit Agreement

On April 30, 2007, we terminated our $125.0 million credit facility with a syndicate of lenders led by Citizens Bank of Pennsylvania, as administrative agent, and executed a credit facility with a syndicate of lenders led by Bank of America, N.A, as administrative agent. The Credit Agreement provides for a $300.0 million revolving credit facility, with a $25.0 million letter of credit sublimit and a $30.0 million swing line loan sublimit. The Credit Agreement also contains an accordion feature that permits the Company to arrange with the lenders for them to provide up to $100.0 million in additional commitments. The maturity date for the Credit Agreement is April 30, 2012.

Borrowings under the Credit Agreement are collateralized by our assets and bear interest at one of the following rates as selected by the Company: a LIBOR-based rate plus market-rate spreads that are determined based on the Company’s leverage ratio calculation (0.875% to 1.5%), or the lender’s base rate, which is the lower of the Federal Funds Rate plus 0.5% or Bank of America’s prime lending rate.

The terms of the Credit Agreement permit prepayment and termination of the loan commitments at any time, subject to certain conditions. The Credit Agreement requires the Company to comply with specified financial covenants, including the maintenance of a certain leverage ratio and fixed charge coverage ratio. The Credit Agreement also contains various covenants, including affirmative covenants with respect to certain reporting requirements and maintaining certain business activities, and negative covenants that, among other things, may limit our ability to incur liens, incur additional indebtedness, make investments, make acquisitions, pay cash dividends and undertake certain additional actions. As of December 31, 2008, we were in compliance with our financial covenants under the Credit Agreement.

We believe the capital resources available to us under our credit agreement and cash from our operations are adequate to fund our ongoing operations and to support the internal growth we expect to achieve for at least the next twelve months. We anticipate financing our external growth from acquisitions and our longer-term internal growth through one or more of the following sources: cash from operations; additional borrowing; issuance of equity; use of the existing revolving facility; or a refinancing of our credit facility. At December 31, 2008, we had $44.1 million outstanding under our credit facility.

Off-Balance Sheet Arrangements

None.

Contractual Obligations

Our contractual obligations as of December 31, 2008 are as follows (in thousands):

	Payments Due By Period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Debt obligations (1)	$44,100	$44,100	$—	$—	$—
Operating lease obligations (2)	118,738	22,989	41,719	28,348	25,682
Other long-term liabilities (3)	7,769	—	4,049	2,769	951
Accrued defined benefit obligations (4)	1,730	171	331	328	900

Total	$172,337	$67,260	$46,099	$31,445	$27,533

(1)	See Note 8 to our consolidated financial statements in Item 8 for additional information regarding debt and related matters. The amounts in the table above represents the periods in which we estimate the debt obligation to be repaid. However, the borrowings are due on the maturity date of the credit agreement, April 30, 2012.

(2)	Operating lease obligations have been reduced for the related amount disclosed in other long-term liabilities as deferred rent (see below). See Note 9 to our consolidated financial statements in Item 8 for additional information regarding operating leases.

(3)	Other long-term liabilities at December 31, 2008 included approximately $6.0 million of deferred rent liabilities resulting from recording rent expenses on a straight-line basis over the life of the respective lease in accordance with SFAS 13, Accounting for Leases, and Financial Accounting Standards Board (FASB) Technical Bulletin No. 85-3, Accounting for Operating Leases with Scheduled Rent Increases. Also included in other long-term liabilities is a gross unrecognized tax benefit liability of $1.5 million resulting from the adoption of FASB Interpretation No. (FIN) 48, Accounting for Uncertainty in Income Taxes An Interpretation of FASB Statement No. 109, or FIN 48, in January 2007.

(4)	Accrued defined benefit obligation includes approximately $1.7 million of unfunded pension obligations related to nonqualified supplemental defined benefit pension plans for certain retired employees of an acquired company. The amounts above are subject to change based on actuarial as well as the vital status of participants. This obligation is included in the accrued retirement amount on our consolidated balance sheets. In addition, the accrued retirement amount on our consolidated balance sheets includes amounts for one non-qualified deferred compensation plan for certain highly compensated employees. The funds deferred by the employees are invested and these investment assets are maintained in rabbi trusts. The rabbi trusts’ assets are reflected in the Employee Supplemental Savings Plan Assets on our consolidated balance sheet. Because these liabilities will be satisfied by assets held in rabbi trusts, the amounts have been excluded from the above table.

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

On February 23, 2007, we sold MSM to MSM Security Services Holdings, LLC for $3.0 million in cash. The sale resulted in a pre-tax gain of $0.6 million in the first quarter of 2007. MSM Security Services Holdings, LLC is solely owned by George J. Pedersen, our Chairman and CEO. Mr. Pedersen presented an offer to our Board of Directors to purchase our MSM subsidiary. Mr. Pedersen’s offer exceeded the value of any other definitive offers extended to the Company.

After Mr. Pedersen presented a formal offer to the Company to purchase our MSM subsidiary, the Board of Directors formed a special committee comprised solely of independent directors to review, evaluate and determine the advisability of the transaction. The special committee retained the services of independent legal counsel and independent financial advisor to advise the special committee and assist it in connection with its duties. The special committee received a fairness opinion from the independent financial advisor. The special committee of the Board of Directors considered the opinions received from its advisors and unanimously recommended approval of the transaction to the independent members of the Board of Directors and the transaction was approved by our independent directors.

Our consolidated financial statements and related note disclosures reflect our ManTech MSM Security Services, Inc. subsidiary as long-lived assets to be disposed of by sale for all periods presented in accordance with SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets. As such, MSM was classified as held for sale in our consolidated balance sheets and discontinued operations, net of applicable income taxes in our consolidated statements of income.

Critical Accounting Estimates and Policies

Critical accounting policies are defined as those that are reflective of significant judgments and uncertainties, and potentially result in materially different results under different assumptions and conditions. Application of these policies is particularly important to the portrayal of our financial condition and results of operations. The discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these consolidated financial statements requires management to make estimates and judgments that affect the reported amount of assets, liabilities, revenues and expenses. Actual results may differ from these estimates under different assumptions or conditions. Our significant accounting policies, including the critical policies listed below, are more fully described in the notes to our consolidated financial statements included in this report.

Revenue Recognition and Cost Estimation

We recognize revenue when persuasive evidence of an arrangement exists, services have been rendered, the contract price is fixed or determinable and collectability is reasonably assured. We have a standard internal process that we use to determine whether all required criteria for revenue recognition have been met.

Our revenues consist primarily of services provided by our employees and the pass through of costs for materials and subcontract efforts under contracts with our customers. Cost of services consists primarily of compensation expenses for program personnel, the fringe benefits associated with this compensation and other direct expenses incurred to complete programs, including cost of materials and subcontract efforts.

We derive the majority of our revenue from cost-plus-fixed-fee, cost-plus-award-fee, firm-fixed-price or time-and-materials contracts. Revenues for cost reimbursable contracts are recorded as reimbursable costs are incurred, including an estimated share of the applicable contractual fees earned. For performance-based fees under cost reimbursable contracts, that are subject to the provisions of American Institute of Certified Public Accountants (AICPA) Statement of Position (SOP) No. 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contract, or SOP 81-1, we recognize the relevant portion of the expected fee to be awarded by the client at the time such fee can be reasonably estimated, based on factors such as our prior award experience and communications with the client regarding performance. For cost reimbursable contracts with performance-based fee incentives that are subject to the provisions of SEC Topic 13, we recognize the relevant portion of the fee upon customer approval. For time-and-material contracts, revenue is recognized to the extent of billable rates times hours delivered plus material and other reimbursable costs incurred. For long-term fixed-price production contracts, revenue is recognized at a rate per unit as the units are delivered or by other methods to measure services provided. Revenue from other long-term fixed-price contracts is recognized ratably over the contract period or by other appropriate methods to measure services provided. Contract costs are expensed as incurred except for certain limited long-term contracts noted below. For long-term contracts, specifically described in the scope section of SOP 81-1 or other appropriate accounting literature, we apply the percentage of completion method. Under the percentage of completion method, income is recognized at a consistent profit margin over the period of performance based on estimated profit margins at completion of the contract. This method of accounting requires estimating the total revenues and total contract cost at completion of the contract. During the performance of long-term contracts, these estimates are periodically reviewed and revisions are made as required. The impact on revenue and contract profit as a result of these revisions is included in the periods in which the revisions are made. This method can result in the deferral of costs or the deferral of profit on these contracts. Because we assume the risk of performing a fixed-price contract at a set price, the failure to accurately estimate ultimate costs or to control costs during performance of the work could result, and in some instances has resulted, in reduced profits or losses for such contracts. Estimated losses on contracts at completion are recognized when identified. In certain circumstances, revenues are recognized when contract amendments have not been finalized.

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

Recent Accounting Pronouncements

In December 2007, the FASB issued SFAS 141(R), Business Combinations. The new standard moves closer to a fair value model by requiring the acquirer to measure all assets acquired and all liabilities assumed at their respective fair values at the date of acquisition, including the measurement of noncontrolling interests at fair value. SFAS 141(R) also establishes principles and requirements as to how the acquirer recognizes and measures goodwill acquired in a business combination or a gain from a bargain purchase and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. In addition, SFAS 141(R) significantly changes the accounting for business combinations in a number of areas, including the treatment of contingent consideration, preacquisition contingencies, in-process research and development, restructuring costs and requires the expensing of acquisition-related costs as incurred. The effective date of SFAS 141(R) is for fiscal years beginning after December 15, 2008. For transactions consummated after the effective date of SFAS 141(R), prospective application of the new standard is applied. For business combinations consummated prior to the effective date of SFAS 141(R), the guidance in SFAS 141, Business Combinations, is applied. The adoption of SFAS 141(R) is not expected to have a material impact on our consolidated financial statements.

In December 2007, the FASB issued SFAS 160, Noncontrolling Interests in Consolidated Financial Statements, which amends Accounting Research Bulletin No. 51, Consolidated Financial Statements, and provides accounting and reporting standards for the noncontrolling interest in a subsidiary, commonly referred to as minority interest, and for the deconsolidation of a subsidiary. The new standard requires noncontrolling interests to be presented separately within equity in the consolidated statement of financial position. Consolidated net income attributable to the parent and noncontrolling interests will be clearly identified and presented on the face of the statement of operations. When a change in control of a subsidiary occurs it will either be accounted for as an equity transaction when control is maintained or a gain or loss will be recognized when control is not maintained. The remaining noncontrolling interest will be remeasured to fair value when control is lost. SFAS 160 requires that the noncontrolling interest continue to be attributed its share of losses and thus is no longer limited to the original carrying amount of the noncontrolling interest. This may result in a negative carrying balance.

The effective date of SFAS 160 is for fiscal years beginning after December 15, 2008. SFAS 160 will be applied prospectively as of the beginning of the year in which SFAS 160 is adopted except for presentation and disclosure requirements, which will be applied retrospectively for all periods presented. We do not expect the adoption of SFAS 160 to have a material impact on our consolidated financial statements.

On April 25, 2008, the FASB issued FSP No. FAS 142-3, Determination of the Useful Life of Intangible Assets, or FSP 142-3. FSP 142-3 addresses determining the useful life of an intangible asset when the intangible asset has renewal or extension options. FSP 142-3 amends SFAS 142, Goodwill and Other Intangible Assets, which explains the useful life assessment criteria in regards to developing assumptions about renewal or extension options to allow entities to consider its own historical experience in renewing or extending similar arrangements adjusted for entity-specific factors. SFAS 142 requires entities to determine whether the renewal or extension can be accomplished without substantial cost or material modifications of the existing terms and conditions in connection with the asset. FSP 142-3 removes the criteria to consider whether an intangible asset can be renewed without substantial cost or material modification. The guidance in FSP 142-3 applies prospectively to intangible assets acquired after December 15, 2008, the effective date of FSP 142-3. The new disclosure requirements of FSP 142-3 apply to all intangible assets recognized as of and subsequent to December 15, 2008. We do not believe the adoption of FSP 142-3 will have a material impact on our consolidated financial statements.

In May 2008, the FASB issued SFAS 162, The Hierarchy of Generally Accepted Accounting Principles, which establishes the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements that are presented in conformity with generally accepted accounting principles (GAAP). The current GAAP hierarchy is set forth in AICPA Statement on Auditing Standards No. 69, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. In issuing SFAS 162, the GAAP hierarchy now resides in accounting literature established by the FASB versus the AICPA. The adoption of SFAS 162 will not impact our current practice of preparing financial statements in conformity with GAAP.

In December 2008, the FASB issued FSP FAS 140-4 and FIN 46(R)-8, Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities, which amends SFAS 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, to require public entities to provide additional disclosures about transfers of financial assets. It also amends FIN 46(R), Consolidation of Variable Interest Entities, to require public enterprises to provide additional disclosures about their involvement with variable interest entities. FSP FAS 140-1 and FIN 46(R)-8 requires certain disclosures to be provided by a public enterprise that is (a) a sponsor of a qualifying Special Purpose Entity (SPE) that holds a variable interest in the qualifying SPE but was not the transferor (nontransferor) of financial assets to the qualifying SPE and (b) a servicer of a qualifying SPE that holds a significant variable interest in the qualifying SPE but was not the transferor (nontransferor) of financial assets to the qualifying SPE. FSP FAS 140-4 and FIN 46(R)-8 is effective for the first reporting period ending after December 15, 2008 and will apply to each annual and interim reporting period thereafter. The adoption of FSP FAS 140-4 and FIN 46(R)-8 is not expected to have a material impact on our financial statements.

In June 2008 the FASB issued FSP EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities. FSP EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share under the two-class method of SFAS 128, Earnings per Share. FSP EITF 03-6-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods within those years. All prior-period earnings per share data presented will be adjusted retrospectively (including interim financial statements, summaries of earnings and selected financial data) to conform to the provisions of FSP EITF 03-6-1. Early application is not permitted. We are currently assessing the impact that this potential change would have on our financial statements.

In November 2008, the SEC issued for comment a proposed roadmap regarding the potential use by U.S. issuers of financial statements prepared in accordance with International Financial Reporting Standards (IFRS). IFRS is a comprehensive series of accounting standards published by the International Accounting Standards Board (IASB). Under the proposed roadmap, we could be required in fiscal 2014 to prepare financial statements in accordance with IFRS. The SEC will make a determination in 2011 regarding the mandatory adoption of IFRS. We are currently assessing the impact that this potential change would have on our consolidated financial statements and we will continue to monitor the development of the potential implementation of IFRS.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Our exposure to market risk relates to changes in interest rates for borrowings under our revolving credit facility. At December 31, 2008, we had $44.1 million outstanding on our revolving credit facility. Borrowings under our revolving credit facility bear interest at variable rates. A hypothetical 10% increase in interest rates would have increased our annual interest expense for the year ended December 31, 2008 by less than $0.3 million.

We do not use derivative financial instruments for speculative or trading purposes. When we have excess cash, we invest in short-term, investment grade, interest-bearing securities. Our investments are made in accordance with an investment policy. Under this policy, no investment securities can have maturities exceeding six months and the weighted average maturity of the portfolio cannot exceed 60 days.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

ON THE CONSOLIDATED FINANCIAL STATEMENTS AND FINANCIAL

STATEMENT SCHEDULE

To the Board of Directors and Stockholders of ManTech International Corporation

Fairfax, Virginia

We have audited the accompanying consolidated balance sheets of ManTech International Corporation and subsidiaries (the “Company”) as of December 31, 2008 and 2007, and the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2008. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of ManTech International Corporation and subsidiaries as of December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 12 to the consolidated financial statements, the Company adopted, effective January 1, 2007, a new accounting standard for accounting for uncertain income tax positions.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2008, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 27, 2009 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

McLean, Virginia

February 27, 2009

MANTECH INTERNATIONAL CORPORATION

CONSOLIDATED BALANCE SHEETS

(Dollars in Thousands, Except Share Amounts)

	December 31,
	2008	2007
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$4,375	$8,048
Receivables—net	407,248	337,467
Prepaid expenses and other	14,200	19,104

Total Current Assets	425,823	364,619
Property and equipment—net	16,563	14,170
Goodwill	479,516	451,832
Other intangibles—net	78,710	82,976
Employee supplemental savings plan assets	14,771	17,999
Other assets	6,329	5,907

TOTAL ASSETS	$1,021,712	$937,503

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of debt	$44,100	$126,000
Accounts payable and accrued expenses	157,407	100,447
Accrued salaries and related expenses	75,121	61,429
Billings in excess of revenue earned	8,451	8,334

Total Current Liabilities	285,079	296,210
Debt—net of current portion	—	39,000
Accrued retirement	15,930	18,973
Other long-term liabilities	7,769	7,848
Deferred income taxes—non-current	32,398	24,167

TOTAL LIABILITIES	341,176	386,198

COMMITMENTS AND CONTINGENCIES	—	—

STOCKHOLDERS’ EQUITY:
Common stock, Class A—$0.01 par value; 150,000,000 shares authorized; 21,765,004 and 20,474,379 shares issued at December 31, 2008 and 2007; 21,521,964 and 20,231,339 shares outstanding at December 31, 2008 and 2007	218	205
Common stock, Class B—$0.01 par value; 50,000,000 shares authorized; 13,958,345 and 14,279,813 shares issued and outstanding at December 31, 2008 and 2007	140	143
Additional paid-in capital	336,454	297,827
Treasury stock, 243,040 shares at cost at December 31, 2008 and 2007	(9,114)	(9,114)
Retained earnings	352,978	262,686
Accumulated other comprehensive loss	(140)	(147)
Unearned Employee Stock Ownership Plan shares	—	(295)

TOTAL STOCKHOLDERS’ EQUITY	680,536	551,305

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,021,712	$937,503

See notes to consolidated financial statements.

MANTECH INTERNATIONAL CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(In Thousands Except Per Share Amounts)

	Year Ended December 31,
	2008	2007	2006
REVENUES	$1,870,879	$1,448,098	$1,137,178
Cost of services	1,565,198	1,214,150	944,150
General and administrative expenses	152,323	120,244	102,378

OPERATING INCOME	153,358	113,704	90,650
Gain on disposal of operations	—	—	955
Interest expense	(3,978)	(5,103)	(2,375)
Interest income	812	1,261	809
Other (expense) income, net	(233)	263	382

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	149,959	110,125	90,421
Provision for income taxes	(59,667)	(42,798)	(34,825)

INCOME FROM CONTINUING OPERATIONS	90,292	67,327	55,596
(Loss) from operations of discontinued component, net of taxes	—	(458)	(4,895)
Gain on sale of discontinued operation, net of taxes (sold to CEO)	—	338	—

(Loss) from discontinued operations, net of taxes	—	(120)	(4,895)

NET INCOME	$90,292	$67,207	$50,701

BASIC EARNINGS (LOSS) PER SHARE:
Class A common stock
Income from continuing operations	$2.58	$1.97	$1.66
(Loss) from discontinued operations, net of taxes	—	—	(0.15)

Class A basic earnings per share	$2.58	$1.97	$1.51

Weighted average common shares outstanding	20,982	19,683	18,450

Class B common stock
Income from continuing operations	$2.58	$1.97	$1.66
(Loss) from discontinued operations, net of taxes	—	—	(0.15)

Class B basic earnings per share	$2.58	$1.97	$1.51

Weighted average common shares outstanding	14,046	14,431	15,062

DILUTED EARNINGS (LOSS) PER SHARE:
Class A common stock
Income from continuing operations	$2.55	$1.95	$1.64
(Loss) from discontinued operations, net of taxes	—	—	(0.15)

Class A diluted earnings per share	$2.55	$1.95	$1.49

Weighted average common shares outstanding	21,413	20,102	18,893

Class B common stock
Income from continuing operations	$2.55	$1.95	$1.64
(Loss) from discontinued operations, net of taxes	—	—	(0.15)

Class B diluted earnings per share	$2.55	$1.95	$1.49

Weighted average common shares outstanding	14,046	14,431	15,062

See notes to consolidated financial statements.

MANTECH INTERNATIONAL CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In Thousands)

	Year Ended December 31,
	2008	2007	2006
NET INCOME	$90,292	$67,207	$50,701

OTHER COMPREHENSIVE (LOSS) INCOME:
Translation adjustments, net of tax	(29)	6	(15)
Actuarial gain (loss) on defined benefit pension plans, net of tax	36	(33)	—
Adoption of SFAS No. 158, net of tax	—	—	(93)

Total other comprehensive income (loss)	7	(27)	(108)

COMPREHENSIVE INCOME	$90,299	$67,180	$50,593

See notes to consolidated financial statements.

MANTECH INTERNATIONAL CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(In Thousands)

	December 31,
	2008	2007	2006
Common Stock, Class A
At beginning of year	$205	$190	$180
Stock option exercises	10	7	8
Conversion Class B to Class A common stock	3	7	1
Contribution of Class A common stock to Employee Stock Ownership Plan (ESOP)	—	1	1

At end of year	218	205	190

Common Stock, Class B
At beginning of year	143	150	151
Conversion Class B to Class A common stock	(3)	(7)	(1)

At end of year	140	143	150

Additional Paid-In Capital
At beginning of year	297,827	263,409	233,360
Stock option exercises	22,667	13,068	16,781
Tax benefit from the exercise of stock options	6,834	2,696	4,362
Stock option expense	6,626	6,706	5,830
Tax benefit from distribution of shares held in grantor trust	—	8,581	—
Contribution of Class A common stock to ESOP	2,500	3,367	3,076

At end of year	336,454	297,827	263,409

Treasury Stock, at cost
At beginning of year	(9,114)	—	—
Treasury stock acquired	—	(9,114)	—

At end of year	(9,114)	(9,114)	—

Retained Earnings
At beginning of year	262,686	195,604	144,903
Net income	90,292	67,207	50,701
Adoption of FIN 48	—	(125)	—

At end of year	352,978	262,686	195,604

Accumulated Other Comprehensive (Loss) Income
At beginning of year	(147)	(120)	(12)
Translation adjustments, net of tax	(29)	6	(15)
Actuarial loss on defined benefit pension plans, net of tax	36	(33)	—
Adoption of SFAS No. 158, net of tax	—	—	(93)

At end of year	(140)	(147)	(120)

Unearned ESOP Shares
At beginning of year	(295)	(217)	—
(Increase) Decrease	295	(78)	(217)

At end of year	—	(295)	(217)

Deferred Compensation
At beginning of year	—	640	640
Distribution of shares held in grantor trust	—	(640)	—

At end of year	—	—	640

Shares Held in Grantor Trust
At beginning of year	—	(640)	(640)
Distribution of shares held in grantor trust	—	640	—

At end of year	—	—	(640)

Total Stockholders’ Equity	$680,536	$551,305	$459,016

See notes to consolidated financial statements.

MANTECH INTERNATIONAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

	Year Ended December 31,
	2008	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$90,292	$67,207	$50,701
Adjustments to reconcile net income to net cash provided by operating activities:
Loss from discontinued operations, net of tax	—	458	4,895
Gain on disposal of operations	—	—	(955)
Gain on sale of discontinued operation, net of tax	—	(338)	—
Unrealized loss (gain) on warrants	—	76	(543)
Stock-based compensation	6,626	6,706	5,830
Excess tax benefits from the exercise of stock options	(6,446)	(2,374)	(2,918)
Deferred income taxes	8,157	284	(1,271)
Depreciation and amortization	17,323	14,244	10,177
Change in assets and liabilities—net of effects from acquired and disposed businesses:
Receivables-net	(62,513)	(45,275)	5,180
Prepaid expenses and other	(223)	5,498	(4,271)
Accounts payable and accrued expenses	59,888	16,350	17,950
Accrued salaries and related expenses	11,768	(143)	4,777
Billings in excess of revenue earned	85	(158)	(1,328)
Accrued retirement	(3,043)	2,120	3,546
Other	5,352	231	(897)

Net cash flow from operating activities of continuing operations	127,266	64,886	90,873
Net cash flow from discontinued operations	—	(1,562)	(6,517)

Net cash flow from operating activities	127,266	63,324	84,356

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(5,050)	(2,721)	(5,160)
Proceeds from the sale of property and equipment	—	1,828	6
Investment in capitalized software for internal use	(2,742)	(2,113)	(2,245)
Proceeds from note receivable	5,126	—	—
Exercise of GSE warrants	—	(133)	—
Proceeds from sale of GSE shares	—	600	—
Acquisition of businesses, net of cash acquired	(36,496)	(275,747)	(19,845)
Proceeds from disposal of operations and equity method investment	—	—	2,000

Net investing cash flow from continuing operations	(39,162)	(278,286)	(25,244)
Net investing cash flow from discontinued operations	—	3,000	(465)

Net cash flow from investing activities	(39,162)	(275,286)	(25,709)

See notes to consolidated financial statements.

MANTECH INTERNATIONAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS—(Continued)

(In Thousands)

	Year Ended December 31,
	2008	2007	2006
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	$22,677	$13,075	$16,790
Excess tax benefits from the exercise of stock options	6,446	2,374	2,918
Excess tax benefit from distribution of shares held in grantor trust	—	8,581	—
Treasury stock acquired	—	(9,114)	—
Borrowing under line of credit, non-current	—	39,000	—
Net (decrease) increase in borrowing under lines of credit, net of associated origination fees	(120,900)	124,584	(42,402)
Repayment of notes payable	—	—	(121)

Net cash flow from financing activities	(91,777)	178,500	(22,815)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(3,673)	(33,462)	35,832
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	8,048	41,510	5,678

CASH AND CASH EQUIVALENTS, END OF PERIOD	$4,375	$8,048	$41,510

SUPPLEMENTAL CASH FLOW INFORMATION
Noncash financing activities:
Employee Stock Ownership Plan Contributions	$2,500	$3,290	$2,859

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2008, 2007 and 2006

1. Description of the Business

ManTech International Corporation (ManTech) is a leading provider of innovative technologies and solutions for mission-critical national security programs for the Intelligence Community; the departments of Defense, State, Homeland Security and Justice; the Space Community and other U.S. federal government customers. Our expertise includes systems engineering and integration; software services; enterprise architecture; information operations and computer forensics; information assurance and security architecture; intelligence operations and analysis support; cyber security; network and critical infrastructure protection; information technology; communications integration and engineering support; and global logistics and supply chain management. With approximately 7,900 highly qualified employees, we operate in the United States and approximately 40 countries worldwide.

2. Summary of Significant Accounting Policies

Principles of Consolidation—Our consolidated financial statements include the accounts of ManTech International Corporation, wholly-owned subsidiaries and other entities, which we control. Minority interest represents minority stockholders’ proportionate share of the equity in one of our consolidated subsidiaries. Our share of affiliates’ earnings (losses) that we do not control is included in our consolidated statements of income using the equity method. All inter-company accounts and transactions have been eliminated.

We determine whether we have a controlling financial interest in an entity by evaluating whether or not the entity is a variable interest entity (VIE) in accordance with Financial Accounting Standards Board (FASB) Interpretation No. (FIN) 46, Consolidation of Variable Interest Entities as revised, or FIN 46(R). VIEs are entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support. We consolidate VIEs where ManTech is the primary beneficiary, generally defined as the enterprise that will absorb a majority of the expected losses or receive a majority of the expected residual returns of the entity, or both.

We had one entity that has been consolidated under FIN 46(R). The purpose of the entity is to perform on certain U.S. Navy contracts. The maximum amount of loss we are exposed to as of December 31, 2008 is not material to our consolidated financial statements.

Use of Accounting Estimates—We prepare our consolidated financial statements in conformity with accounting principles generally accepted in the United States of America, which requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. These estimates involve judgments with respect to, among other things, various future economic factors that are difficult to predict and are beyond the control of the Company. Therefore, actual amounts could differ from these estimates.

Revenue Recognition—We derive the majority of our revenue from cost-plus-fixed-fee, cost-plus-award-fee, firm-fixed-price or time-and-materials contracts. Revenues for cost reimbursable contracts are recorded as reimbursable costs are incurred, including an estimated share of the applicable contractual fees earned. For performance-based fees under cost reimbursable contracts, that are subject to the provisions of American Institute of Certified Public Accountants (AICPA) Statement of Position (SOP) No. 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts, or SOP 81-1, we recognize the relevant portion of the expected fee to be awarded by the client at the time such fee can be reasonably estimated, based on factors such as our prior award experience and communications with the client regarding performance. For cost reimbursable contracts with performance-based fee incentives that are subject to the provisions of

MANTECH INTERNATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Securities and Exchange Commission (SEC) Topic 13, Revenue Recognition, we recognize the relevant portion of the fee upon customer approval. For time-and-material contracts, revenue is recognized to the extent of billable rates times hours delivered plus material and other reimbursable costs incurred. For long-term fixed-price production contracts, revenue is recognized at a rate per unit as the units are delivered or by other methods to measure services provided. Revenue from other long-term fixed-price contracts is recognized ratably over the contract period or by other appropriate methods to measure services provided. Contract costs are expensed as incurred except for certain limited long-term contracts noted below. For long-term contracts, specifically described in the scope section of SOP 81-1 or other appropriate accounting literature, we apply the percentage of completion method. Under the percentage of completion method, income is recognized at a consistent profit margin over the period of performance based on estimated profit margins at completion of the contract. This method of accounting requires estimating the total revenues and total contract cost at completion of the contract. During the performance of long-term contracts, these estimates are periodically reviewed and revisions are made as required. The impact on revenue and contract profit as a result of these revisions is included in the periods in which the revisions are made. This method can result in the deferral of costs or the deferral of profit on these contracts. Because we assume the risk of performing a fixed-price contract at a set price, the failure to accurately estimate ultimate costs or to control costs during performance of the work could result, and in some instances has resulted, in reduced profits or losses for such contracts. Estimated losses on contracts at completion are recognized when identified. In certain circumstances, revenues are recognized when contract amendments have not been finalized.

Cost of Services—Cost of services consists primarily of compensation expenses for program personnel, the fringe benefits associated with this compensation and other direct expenses incurred to complete programs, including cost of materials and subcontract efforts.

Cash and Cash Equivalents—For the purpose of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks and short-term investments with maturity dates of three months or less at the date of purchase. Due to the short maturity of cash equivalents, the carrying value on our consolidated balance sheets approximates fair value.

Property and Equipment—Property and equipment are recorded at original cost. Upon sale or retirement, the costs and related accumulated depreciation or amortization are eliminated from the respective accounts and any resulting gain or loss is included in income. Maintenance and repairs are charged to expense as incurred.

Depreciation and Amortization—Furniture and office equipment are depreciated using the straight-line method with estimated useful lives ranging from five to seven years. Leasehold improvements are amortized using the straight-line method over the term of the lease.

Inventory—Inventory is included in prepaid expenses and other in our consolidated balance sheets and is carried at the lower of cost or market. Cost is computed on a specific identification basis. There was no inventory valuation allowance at December 31, 2008 or December 31, 2007.

Goodwill and Other Intangibles—net—Goodwill represents the excess of cost over the fair value of net tangible and identifiable intangible assets of acquired companies. Contract rights and other intangibles are amortized primarily using the pattern of benefits method over periods ranging from three to twenty-five years.

We accounted for the cost of computer software developed or obtained for internal use in accordance with SOP 98-1, Accounting for the Cost of Computer Software Developed or Obtained for Internal Use. These capitalized software costs are included in other intangibles, net.

Software Development Costs—We account for software development costs related to software products for sale, lease or otherwise marketed in accordance with Statement of Financial Accounting Standards (SFAS)

MANTECH INTERNATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

No. 86, Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed. For projects fully funded by us, significant development costs are capitalized from the point of demonstrated technological feasibility until the point in time that the product is available for general release to customers. Once the product is available for general release, capitalized costs are amortized based on units sold or on a straight-line basis over a five-year period or other such shorter period as may be required. We recorded $1.0 million, $1.4 million and $1.1 million per year of amortization expense for the years ended December 31, 2008, 2007 and 2006, respectively. Amortization expense for the years ended December 31, 2008 and 2007 include write downs of an acquisition related intangible asset for internally developed software of $0.8 million and $0.9 million, respectively. The write downs were based on changes in the estimated net realizable value of the asset. Capitalized software costs included in other intangibles, net at December 31, 2008 and 2007, were $0.3 million and $1.2 million, respectively.

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

Employee Supplemental Savings Plan Assets—We maintain several non-qualified defined contribution supplemental retirement plans for certain key employees that are accounted for in accordance with Emerging Issues Task Force (EITF) Issue No. 97-14, Accounting for Deferred Compensation Arrangements Where Amounts Earned Are Held in a Rabbi Trust and Invested, or EITF 97-14, as the underlying assets are held in rabbi trusts with investments directed by the respective employee. A rabbi trust is a grantor trust generally set up to fund compensation for a select group of management and the assets of this trust are available to satisfy the claims of general creditors in the event of bankruptcy of the Company. As required by EITF 97-14, the assets held by the rabbi trusts are recorded at cash surrender value in our consolidated financial statements as Employee Supplemental Savings Plan (ESSP) assets with a related liability to employees recorded as a deferred compensation liability in accrued retirement.

Billings In Excess of Revenue—We receive advances and milestone payments from customers that exceed the revenue earned to date. We classify such items as current liabilities.

Stock-based Compensation—We use the modified prospective method as stated in SFAS 123(R), Share-Based Payments. Under this method, compensation costs for all awards granted after the date of adoption and the unvested portion of previously granted awards are measured at an estimated fair value and included in operating expenses or capitalized as appropriate over the period in which an employee provides service in exchange for the award. See Note 10 for further discussion regarding stock-based compensation.

Income Taxes—We account for income taxes in accordance with SFAS 109, Accounting for Income Taxes, as clarified by FIN 48, Accounting for Uncertainty in Income Taxes. Under this method, deferred income taxes are determined based on the estimated future tax effects of differences between the financial statement and tax bases of assets and liabilities given the provisions of enacted tax laws. Deferred income tax provisions and benefits are based on changes to the assets or liabilities from year-to-year. In providing for deferred taxes, we consider tax regulations of the jurisdictions in which we operate, estimates of future taxable income and available tax planning strategies. If tax regulations, operating results or the ability to implement tax-planning strategies vary, adjustments to the carrying value of deferred tax assets and liabilities may be required. Valuation allowances are recorded related to deferred tax assets based on the “more likely than not” criteria of SFAS 109.

MANTECH INTERNATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FIN 48 requires that we recognize the financial statement benefit of a tax position only after determining that the relevant tax authority would “more likely than not” sustain the position following an audit. For tax positions meeting the “more likely than not” threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority. FIN 48 also provides guidance on measurement, derecognition, classification, interest and penalties, accounting in interim periods, disclosures and transition. FIN 48 was effective for fiscal years beginning after December 15, 2006. We adopted the provisions of FIN 48 on January 1, 2007. As a result of the implementation of FIN 48, we recognized approximately a $0.1 million increase in the liability for unrecognized tax benefits, which was recorded for as a reduction to the January 1, 2007 balance of retained earnings. See Note 12 for further discussion on the adoption of FIN 48.

Foreign-Currency Translation—All assets and liabilities of foreign subsidiaries are translated into U.S. dollars at fiscal year-end exchange rates. Income and expense items are translated at average monthly exchange rates prevailing during the fiscal year. The resulting translation adjustments are recorded as a component of accumulated other comprehensive income loss.

Comprehensive Income—Comprehensive income is presented in our consolidated statements of changes in stockholders’ equity. Comprehensive income consists of net income, changes in our unfunded pension liability, adoption of SFAS 158, Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans an amendment of FASB Statement No. 87, 88, 106, and 132(R), and foreign-currency translation adjustments.

Fair Value of Financial Instruments—The carrying value of our cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and debt approximate their fair values.

Recent Accounting Pronouncements

In December 2007, the FASB issued SFAS 141(R), Business Combinations. The new standard moves closer to a fair value model by requiring the acquirer to measure all assets acquired and all liabilities assumed at their respective fair values at the date of acquisition, including the measurement of noncontrolling interests at fair value. SFAS 141(R) also establishes principles and requirements as to how the acquirer recognizes and measures goodwill acquired in a business combination or a gain from a bargain purchase and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. In addition, SFAS 141(R) significantly changes the accounting for business combinations in a number of areas, including the treatment of contingent consideration, preacquisition contingencies, in-process research and development, restructuring costs and requires the expensing of acquisition-related costs as incurred. The effective date of SFAS 141(R) is for fiscal years beginning after December 15, 2008. For transactions consummated after the effective date of SFAS 141(R), prospective application of the new standard is applied. For business combinations consummated prior to the effective date of SFAS 141(R), the guidance in SFAS 141, Business Combinations, is applied. The adoption of SFAS 141(R) is not expected to have a material impact on our consolidated financial statements.

In December 2007, the FASB issued SFAS 160, Noncontrolling Interests in Consolidated Financial Statements, which amends Accounting Research Bulletin No. 51, Consolidated Financial Statements, and provides accounting and reporting standards for the noncontrolling interest in a subsidiary, commonly referred to as minority interest, and for the deconsolidation of a subsidiary. The new standard requires noncontrolling interests to be presented separately within equity in the consolidated statement of financial position. Consolidated net income attributable to the parent and noncontrolling interests will be clearly identified and presented on the face of our statement of operations. When a change in control of a subsidiary occurs it will either be accounted for as an equity transaction, when control is maintained, or a gain or loss will be recognized when control is not

MANTECH INTERNATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

maintained. The remaining noncontrolling interest will be remeasured to fair value when control is lost. SFAS 160 requires that the noncontrolling interest continue to be attributed its share of losses and thus is no longer limited to the original carrying amount of the noncontrolling interest. This could result in a negative carrying balance in certain circumstances.

The effective date of SFAS 160 is for fiscal years beginning after December 15, 2008. SFAS 160 will be applied prospectively as of the beginning of the year in which SFAS 160 is adopted except for presentation and disclosure requirements, which will be applied retrospectively for all periods presented. We do not expect the adoption of SFAS 160 to have a material impact on our consolidated financial statements.

On April 25, 2008, the FASB issued FSP No. FAS 142-3, Determination of the Useful Life of Intangible Assets, or FSP 142-3. FSP 142-3 addresses determining the useful life of an intangible asset when the intangible asset has renewal or extension options. FSP 142-3 amends SFAS 142, Goodwill and Other Intangible Assets, useful life assessment criteria in regards to developing assumptions about renewal or extension options to allow entities to consider its own historical experience in renewing or extending similar arrangements adjusted for entity-specific factors. SFAS 142 requires entities to determine whether the renewal or extension can be accomplished without substantial cost or material modifications of the existing terms and conditions in connection with the asset. FSP 142-3 removes the criteria to consider whether an intangible asset can be renewed without substantial cost or material modification. The guidance in FSP 142-3 applies prospectively to intangible assets acquired after December 15, 2008, the effective date of FSP 142-3. The new disclosure requirements of FSP 142-3 apply to all intangible assets recognized as of, and subsequent to December 15, 2008. We do not believe the adoption of FSP 142-3 will have a material impact on our consolidated financial statements.

In May 2008, the FASB issued SFAS 162, The Hierarchy of Generally Accepted Accounting Principles, which establishes the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements that are presented in conformity with generally accepted accounting principles (GAAP). The current GAAP hierarchy is set forth in the AICPA Statement on Auditing Standards No. 69, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. In issuing SFAS 162, the GAAP hierarchy now resides in accounting literature established by the FASB versus the AICPA. The adoption of SFAS 162 will not impact our current practice of preparing financial statements in conformity with GAAP.

In December 2008, the FASB issued FSP FAS 140-4 and FIN 46(R)-8, Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities, which amends SFAS 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, to require public entities to provide additional disclosures about transfers of financial assets. It also amends FIN 46(R) to require public enterprises to provide additional disclosures about their involvement with VIEs. FSP FAS 140-1 and FIN 46(R)-8 requires certain disclosures to be provided by a public enterprise that is (a) a sponsor of a qualifying Special Purpose Entity (SPE) that holds a variable interest in the qualifying SPE but was not the transferor (nontransferor) of financial assets to the qualifying SPE and (b) a servicer of a qualifying SPE that holds a significant variable interest in the qualifying SPE but was not the transferor (nontransferor) of financial assets to the qualifying SPE. FSP FAS 140-4 and FIN 46(R)-8 is effective for the first reporting period ending after December 15, 2008 and will apply to each annual and interim reporting period thereafter. The adoption of FSP FAS 140-4 and FIN 46(R)-8 will not impact our financial statements.

In June 2008, the FASB issued FSP EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities. FSP EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share (EPS) under the two-class method of SFAS 128,

MANTECH INTERNATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Earnings per Share. FSP EITF 03-6-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods within those years. All prior-period EPS data presented will be adjusted retrospectively (including interim financial statements, summaries of earnings and selected financial data) to conform to the provisions of FSP EITF 03-6-1. Early application is not permitted. We are currently assessing the impact that this potential change would have on our financial statements.

In November 2008, the SEC issued for comment a proposed roadmap regarding the potential use by U.S. issuers of financial statements prepared in accordance with International Financial Reporting Standards (IFRS). IFRS is a comprehensive series of accounting standards published by the International Accounting Standards Board (IASB). Under the proposed roadmap, we could be required in fiscal 2014 to prepare financial statements in accordance with IFRS. The SEC will make a determination in 2011 regarding the mandatory adoption of IFRS. We are currently assessing the impact that this potential change would have on our consolidated financial statements and we will continue to monitor the development of the potential implementation of IFRS.

3. Acquisitions

Each of the following acquisitions has been accounted for as a purchase, and accordingly, the operating results of each of the acquired entities have been included in our consolidated financial statements since the respective dates of acquisition.

EWA Services Acquisition—On November 28, 2008, we completed the acquisition of all outstanding equity interests of EWA Services, Inc. (EWA). The results of EWA’s operations have been included in our consolidated financial statements since that date. The acquisition was consummated pursuant to a stock purchase agreement (EWA Purchase Agreement), dated November 28, 2008, by and among ManTech Telecommunications and Information Systems Corp. (MTISC), a wholly owned subsidiary of ManTech, and Electronic Warfare Associates, Inc., pursuant to which MTISC purchased all the capital stock of EWA from Electronic Warfare Associates, Inc.

EWA was a subsidiary of a privately held company, providing information technology, threat analysis and test and evaluation for several Department of Defense agencies. At November 28, 2008, EWA had 167 employees of which nearly 100 percent held security clearances. For the eleven months ended November 30, 2008, EWA’s revenue was approximately $21.4 million.

The acquisition of EWA has expanded our work in Department of Defense and Intelligence missions.

The initial purchase price was $12.3 million, which included a $0.3 million estimated working capital adjustment. The initial purchase may be increased or reduced if the final closing working capital differs from the estimated closing working capital pursuant to the Purchase Agreement. The Company and EWA have a 90-day period following the date of acquisition to finalize any purchase price adjustment, as defined in the EWA Purchase Agreement. Any potential purchase price adjustment will be based on the Company’s calculation of the closing working capital, which will be subject to review and approval by EWA. Pursuant to the EWA Purchase Agreement, $1.2 million of the purchase price was placed into an escrow account to satisfy potential indemnification liabilities of EWA and its shareholders. The escrow claim period expires 18 months after the purchase closing date. We primarily utilized borrowings under our credit agreement (see Note 8) to finance the acquisition.

The preliminary purchase price was allocated to the underlying assets and liabilities based on their estimated fair values at the date of acquisition. The fair value assigned to the assets and liabilities is still under review and could be adjusted upon completion of our assessment of fair value. Total assets were $14.9 million, including goodwill and intangible assets recognized in connection with the acquisition, and total liabilities were $2.5 million. Included in total assets were $2.4 million in acquired intangible assets. We have recorded initial goodwill of $9.0

MANTECH INTERNATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

million, which will be deductible for tax purposes over 15 years, assuming adequate levels of taxable income. Recognition of goodwill is largely attributed to the highly skilled employees and the value paid for companies supporting high-end defense, intelligence and homeland security markets. The assets, liabilities and results of operations of EWA were not significant to the Company’s consolidated financial position or results of operations.

The components of intangible assets associated with the acquisition were backlog valued at $0.4 million and customer relationships valued at $2.0 million, respectively. Customer contracts and related relationships represent the underlying relationships and agreements with EWA’s existing customers. Backlog and customer relationships are being amortized over their estimated useful lives of 1 year and 20 years, respectively, using the pattern of benefits method. The weighted-average amortization period for the intangibles is 16.9 years.

Emerging Technologies Group Acquisition—On August 29, 2008, we completed the acquisition of all outstanding equity interests in Emerging Technologies Group, USA, Inc. (ETG). The results of ETG’s operations have been included in our consolidated financial statements since that date. The acquisition was consummated pursuant to an Agreement and Plan of Merger (Merger Agreement), dated August 15, 2008, by and among ManTech, ETG, certain shareholders of ETG, Project Eagle Inc., a newly formed and wholly owned subsidiary of the Company (ETG Merger Sub), and a Rights Holder Representative for the shareholders and option holders of ETG. Pursuant to the terms of the Merger Agreement, ETG Merger Sub merged with and into ETG, with ETG continuing as the surviving corporation and a wholly owned subsidiary of the Company.

ETG was a privately-held company, providing computer and network forensics supporting the counterterrorism and counter intelligence mission around the world. ETG’s customer base focused primarily in the Intelligence Community and the Department of Defense. At August 29, 2008, ETG had 58 employees of which nearly 100% held security clearances. For the twelve months ended June 30, 2008, ETG’s revenue was approximately $14.4 million.

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

The preliminary purchase price was allocated to the underlying assets and liabilities based on their estimated fair values at the date of acquisition. The fair value assigned to the assets and liabilities is still under review and could be adjusted upon completion of our assessment of fair value. Total assets were $27.2 million, including goodwill and intangible assets recognized in connection with the acquisition, and total liabilities were $2.0 million. Included in total assets were $4.6 million in acquired intangible assets. Approximately $0.4 million of the purchase price had been reserved in escrow for payment of certain compensation liabilities. These liabilities were settled in January 2009. In addition, approximately $0.3 million of the purchase price has been reserved in escrow related to an outstanding customer receivable. This escrow item is expected to be resolved during the first quarter of fiscal year 2009. We have recorded initial goodwill of $18.3 million, which will be deductible for tax purposes over 15 years, assuming adequate levels of taxable income. Recognition of goodwill is largely attributed to the highly skilled employees and the value paid for companies supporting high-end defense, intelligence and homeland security markets. The assets, liabilities and results of operations of ETG were not significant to the Company’s consolidated financial position or results of operations.

The components of intangible assets associated with the acquisition were backlog and customer relationships valued at $0.2 million and $4.4 million, respectively. Customer contracts and related relationships

MANTECH INTERNATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

represent the underlying relationships and agreements with ETG’s existing customers. Backlog and customer relationships are being amortized over their estimated useful lives of 1 year and 20 years, respectively, using the pattern of benefits method. The weighted-average amortization period for the intangibles is 19.2 years.

McDonald Bradley Acquisition—On December 18, 2007, we completed the acquisition of all outstanding equity interests in McDonald Bradley, Inc. (MBI). The results of MBI’s operations have been included in our consolidated financial statements since that date. The acquisition was consummated pursuant to an Agreement and Plan of Merger (MBI Merger Agreement), dated November 15, 2007, by and among ManTech, McDonald Bradley, Spyglass Acquisition Corp., a newly formed and wholly owned subsidiary of the Company (MBI Merger Sub), and a Shareholder Representative for the shareholders of MBI. Pursuant to the terms of the MBI Merger Agreement, MBI Merger Sub merged with and into MBI, with MBI continuing as the surviving corporation and a wholly owned subsidiary of the Company. At December 18, 2007, MBI had 264 employees including approximately two-thirds who held clearances. For calendar year 2007, MBI’s revenues were $49.5 million.

MBI, was a privately-held company, doing business as a secure information sharing and IT solutions provider to the federal government with a focus on Department of Defense, Intelligence Community and Homeland Security markets. MBI is a leading provider of high-end, mission-critical, technology-differentiated solutions primarily in areas of Service Oriented Architectures, data interoperability and information assurance.

The acquisition of MBI has deepened our capabilities in the high-end defense, intelligence and homeland security marketplace and strengthens our position as a leading provider of secure information sharing and data interoperability solutions.

The purchase price was $78.9 million, which included $0.4 million in transaction fees. The initial purchase price included a closing date working capital adjustment of $1.9 million, which is subject to further adjustment based upon resolution of escrow. Pursuant to the MBI Merger Agreement, $7.7 million of the purchase price was placed into an escrow account to satisfy potential indemnification liabilities of the Company and to satisfy potential expenses of the Shareholder Representative. The escrow term is for a period of sixteen months. We utilized borrowings under our Credit Agreement (see Note 8) to finance the acquisition.

The purchase price was allocated to the underlying assets and liabilities based on their estimated fair values at the date of acquisition. Total assets were $85.6 million, including goodwill and intangible assets recognized in connections with the acquisition, and total liabilities were $6.7 million. Included in total assets were $10.2 million in acquired intangible assets. Other than goodwill and other intangible assets recognized in connection with the acquisition, the assets, liabilities and result of operations of MBI were not significant to the Company’s consolidated financial position or results of operations. We recorded initial goodwill of $63.2 million, which, assuming adequate levels of taxable income, will be deductible for tax purposes over 15 years. Recognition of goodwill is largely attributed to the highly skilled employees and the value paid for companies supporting high-end defense, intelligence and homeland security markets.

The primary components of intangible assets associated with the acquisition were backlog and customer relationships valued at $0.8 million and $9.5 million, respectively. Customer contracts and related relationships represent the underlying relationships and agreements with MBI’s existing customers. Backlog and customer relationships are being amortized over their estimated useful lives of 1 year and 20 years, respectively, using the pattern of benefits method. The weighted-average amortization period for the intangibles is 18.6 years.

SRS Acquisition—On May 7, 2007, we completed the acquisition of all outstanding equity interests in SRS Technologies (SRS). The results of SRS’s operations have been included in our consolidated financial statements since that date. The acquisition was consummated pursuant to an Agreement and Plan of Merger (SRS Merger Agreement), dated April 6, 2007, by and among ManTech, a wholly owned subsidiary of ManTech SRS, certain shareholders of SRS, and certain persons acting as a representative for the shareholders of SRS. The SRS Merger

MANTECH INTERNATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Agreement provided for the merger of a wholly owned subsidiary of ManTech with and into SRS, with SRS surviving the merger and becoming a wholly owned subsidiary of ManTech.

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

The acquisition of SRS has extended our presence in the high-end national security marketplace and enhances our presence in the U.S. Defense Advance Research Projects Agency (DARPA), Department of Homeland Security, Missile Defense Agency, National Reconnaissance Office, National Geospatial-Intelligence Agency and other Department of Defense agencies.

The purchase price was $199.1 million, which included $1.2 million in transaction fees. The purchase price included a closing date working capital adjustment of $2.9 million. Pursuant to the SRS Merger Agreement and as security for the SRS shareholders’ indemnification for unanticipated contingencies, an escrow account in the amount of $36.1 million has been established for a period of three years from the date of acquisition. On May 8, 2008, $11.4 million was paid out of the escrow account and distributed to the respective SRS shareholders. We utilized a combination of cash on hand and borrowings under our Credit Agreement (see Note 8) to finance the acquisition.

Purchase Price Allocation

The acquisition has been accounted for as a business combination. Under business combination accounting, the total purchase price was allocated to SRS’s net tangible and identifiable intangible assets based on their estimated fair values as of May 7, 2007, as set forth below. The excess of the purchase price over the net tangible and identifiable intangible assets was recorded as goodwill. Recognition of goodwill is largely attributed to the highly skilled employees of SRS, their presence in the high-end security marketplace and the value paid for companies in this business. The goodwill is not deductible for tax purposes. The following table represents the purchase price allocation (in thousands):

Cash and cash equivalents	$1,912
Receivables-net	44,117
Prepaid expenses and other	5,180
Property and equipment	2,922
Other assets	332
Other intangible assets	58
Contract and program intangibles	40,900
Goodwill	150,465
Accounts payable and accrued expenses	(12,018)
Accrued salaries and related expenses	(11,821)
Deferred income taxes-current	(2,312)
Billings in excess of revenue earned	(2,744)
Deferred income taxes-non-current	(13,705)
Accrued retirement	(103)
Other long-term liabilities	(4,099)

Total purchase price	$199,084

MANTECH INTERNATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Intangible Assets

In allocating the purchase price, we considered, among other factors, our intention for future use of acquired assets, analyses of historical financial performance and estimates of future performance of SRS’s contracts. The components of intangible assets associated with the acquisition were backlog, customer relationships and technology valued at $17.7 million, $23.1 million and $0.1 million, respectively. Customer contracts and related relationships represent the underlying relationships and agreements with SRS’s existing customers. Technology represents certain licenses, patents and software of SRS. Backlog, customer relationships and technology are being amortized over their estimated useful lives of 9 years, 20 years and 6 years, respectively, using the pattern of benefits method. The weighted-average amortization period for the intangibles is 15.2 years.

Pro Forma Financial Information

The unaudited financial information in the table below summarizes the combined results of operations of ManTech and SRS, on a pro forma basis, as though the companies had been combined as of the beginning of each of the periods presented. The pro forma financial information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition and borrowings under our Credit Agreement (see Note 8) had taken place at the beginning of each of the periods presented. The pro forma financial information for all periods presented includes the business combination accounting effect on historical ManTech for amortization charges from acquired intangible assets, interest expense at our current level of debt, removal of SRS’s Chief Executive Officer (CEO) salary and benefit related costs and the related tax effects (in thousands except per share amounts).

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

The purchase price was $20.0 million, which includes a closing balance sheet adjustment of $(0.2) million and contingent consideration of $2.2 million based on a defined performance objective, which was met subsequent to the initial purchase. The purchase price was allocated to the underlying assets and liabilities based on their estimated fair values. The assets, liabilities and result of operations of GRS were not significant to the Company’s consolidated financial position or results of operations, and thus pro forma information is not presented. We recorded goodwill of $11.8 million, which, assuming adequate levels of taxable income, will be deductible for tax purposes over 15 years. Recognition of goodwill is largely attributed to the highly skilled employees and the value paid for companies supporting the Intelligence Community.

MANTECH INTERNATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The components of intangible assets associated with the acquisition are backlog and customer relationships valued at $3.2 million and $4.7 million, respectively. Customer contracts and related relationships represent the underlying relationships and agreements with GRS’s existing customers. Backlog and customer relationships are being amortized straight-line method over their estimated useful lives of 4 years and 15 years, respectively. The weighted-average amortization period for the intangibles is 10.5 years.

4. Earnings per Share

In SFAS 128 the two-class method is an earnings allocation formula that determines EPS for each class of common stock according to dividends declared (or accumulated) and participation rights in undistributed earnings. Under that method, basic and diluted EPS data are presented for each class of common stock.

In applying the two-class method, we determined that undistributed earnings should be allocated equally on a per share basis between Class A and Class B common stock. Under the Company’s Certificate of Incorporation, the holders of the common stock are entitled to participate ratably, on a share-for-share basis as if all shares of common stock were of a single class, in such dividends, as may be declared by the Board of Directors from time-to-time.

Basic EPS has been computed by dividing net income available to common stockholders by the weighted average number of shares of common stock outstanding during each period. Shares issued during the period and shares reacquired during the period are weighted for the portion of the period in which the shares were outstanding. Diluted EPS has been computed in a manner consistent with that of basic EPS while giving effect to all potentially dilutive common shares that were outstanding during each period.

The weighted average number of common shares outstanding is computed as follows (in thousands):

	Year Ended December 31,
	2008	2007	2006
Numerator for net income per Class A and Class B common stock:
Net income	$90,292	$67,207	$50,701

Numerator for basic net income Class A common stock	$54,085	$38,777	$27,913
Numerator for basic net income Class B common stock	$36,207	$28,430	$22,788

Numerator for diluted net income Class A common stock	$54,525	$39,122	$28,211
Numerator for diluted net income Class B common stock	$35,767	$28,085	$22,490

Basic weighted average common shares outstanding
Class A common stock	20,982	19,683	18,450
Class B common stock	14,046	14,431	15,062

Effect of potential exercise of stock options
Class A common stock	431	419	443
Class B common stock	—	—	—

Diluted weighted average common shares outstanding—Class A	21,413	20,102	18,893

Diluted weighted average common shares outstanding—Class B	14,046	14,431	15,062

For the years ended December 31, 2008 and 2007, options to purchase 431 thousand and 671 thousand shares, respectively, weighted for the portion of the period in which they were outstanding, were outstanding but

MANTECH INTERNATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

not included in the computation of diluted EPS because the options’ effect would have been anti-dilutive. For the years ended December 31, 2008 and 2007, shares issued from the exercise of stock options were 922 thousand and 635 thousand, respectively.

5. Revenues and Receivables

We deliver a broad array of information technology and technical services solutions under contracts with the U.S. government, state and local governments and commercial customers. Revenues from the U.S. government under prime contracts and subcontracts, as compared to total contract revenues, were approximately 98.1%, 97.7% and 97.8% for the years ended December 31, 2008, 2007 and 2006, respectively. The components of contract receivables are as follows (in thousands):

	Year ended December 31,
	2008	2007
Billed receivables	$342,619	$298,059
Unbilled receivables:
Amounts billable	57,505	32,194
Revenues recorded in excess of funding	11,341	7,792
Revenues recorded in excess of milestone billings on fixed price contracts	929	3,448
Retainage	3,175	2,127
Allowance for doubtful accounts	(8,321)	(6,153)

	$407,248	$337,467

Amounts billable consist principally of amounts to be billed within the next month. Revenues recorded in excess of funding are billable upon receipt of contractual amendments or other modifications. Revenues recorded in excess of milestone billings on fixed price contracts consist of amounts not expected to be billed within the next month. The retainage is billable upon completion of the contract performance and approval of final indirect expense rates by the government. Accounts receivable at December 31, 2008 are expected to be substantially collected in 2009 except for approximately $3.2 million.

6. Property and Equipment

Major classes of property and equipment are summarized as follows (in thousands):

	December 31,
	2008	2007
Furniture and equipment	$27,196	$23,916
Leasehold improvements	15,543	13,543

	42,739	37,459
Less: Accumulated depreciation and amortization	(26,176)	(23,289)

	$16,563	$14,170

Depreciation and amortization expense relating to property and equipment for the years ended December 31, 2008, 2007 and 2006 was $4.4 million, $3.6 million and $3.1 million, respectively.

MANTECH INTERNATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

7. Goodwill and Other Intangibles

During the second quarter, we completed our annual goodwill impairment test. Based on the results of step one of this test, no impairment losses were identified and performance of step two was not required. The changes in the carrying amounts of goodwill during 2008 and 2007 are as follows (in thousands):

		Goodwill Balance
Gross amount at December 31, 2006		$248,429
Less: Accumulated amortization (pre adoption of SFAS 142)		(10,107)

Net amount at December 31, 2006		$238,322
Acquisition-SRS	$150,345
Acquisition-MBI	62,965
Additional consideration for the acquisition of GRS	200	213,510

Net amount at December 31, 2007		$451,832
Acquisition-ETG	$18,349
Additional consideration for the acquisition of MBI	223
Additional consideration for the acquisition of SRS	120
Acquisition-EWA	8,992	27,684

Net amount at December 31, 2008		$479,516

Intangible assets consisted of the following (in thousands):

	December 31, 2008			December 31, 2007
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized intangible assets:
Contract and program intangibles	$103,255	$29,913	$73,342	$96,240	$20,265	$75,975
Capitalized software for sale	10,138	9,847	291	11,672	10,430	1,242
Capitalized software for internal use	15,119	10,093	5,026	13,699	7,997	5,702
Other	58	7	51	57	—	57

	$128,570	$49,860	$78,710	$121,668	$38,692	$82,976

Aggregate amortization expense relating to intangible assets for the years ended December 31, 2008, 2007 and 2006 was $12.5 million, $10.1 million and $6.9 million, respectively. Amortization expense for the year ended December 31, 2008 includes a write down of an acquisition related intangible asset for internally developed software of $0.6 million. The write down was based on a change in the estimated net realizable value of the asset. We estimate that we will have the following amortization expense for the future periods indicated below (in thousands):

Year ending:
December 31, 2009	$11,785
December 31, 2010	9,723
December 31, 2011	6,822
December 31, 2012	5,593
December 31, 2013	4,726

MANTECH INTERNATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

8. Debt

	December 31,
	2008	2007
Borrowings consisted of the following (in thousands):
Revolving credit facility	$44,100	$165,000
Less: Current portion of debt	44,100	126,000

Debt—net of current portion	$—	$39,000

On April 30, 2007, we terminated our credit facility with a syndicate of lenders led by Citizens Bank of Pennsylvania, as administrative agent (see below), and executed a new revolving credit agreement with a syndicate of lenders led by Bank of America, N.A, as administrative agent. The Credit Agreement allows for greater available capital to help fund future acquisitions and growth. We expensed the remaining unamortized deferred debt expense of $0.2 million on April 30, 2007. The Credit Agreement provides for a $300.0 million revolving credit facility, with a $25.0 million letter of credit sublimit and a $30.0 million swing line loan sublimit. The Credit Agreement also contains an accordion feature that permits the Company to arrange with the lenders for them to provide up to $100.0 million in additional commitments. We incurred $1.4 million in financing cost related to the Credit Agreement, which has been deferred and will be amortized over the term of the agreement. The maturity date for the Credit Agreement is April 30, 2012.

Borrowings under the Credit Agreement are collateralized by our assets and bear interest at one of the following rates as selected by the Company: a London Interbank Offer Rate (LIBOR) based rate plus market-rate spreads that are determined based on the Company’s leverage ratio calculation (0.875% to 1.5%), the lender’s base rate, which is the lower of the Federal Funds Rate plus 0.5% or Bank of America’s prime lending rate. At December 31, 2008, the borrowing rate on our outstanding debt was 0.64%. The aggregate annual weighted average interest rates were 2.42% and 3.53% for 2008 and 2007, respectively.

The terms of the Credit Agreement permit prepayment and termination of the loan commitments at any time, subject to certain conditions. The Credit Agreement requires the Company to comply with specified financial covenants, including the maintenance of a certain leverage ratio and fixed charge coverage ratio. The Credit Agreement also contains various covenants, including affirmative covenants with respect to certain reporting requirements and maintaining certain business activities, and negative covenants that, among other things, may limit our ability to incur liens, incur additional indebtedness, make investments, make acquisitions, pay cash dividends and undertake certain additional actions. As of, and during, December 31, 2008 and 2007, we were in compliance with our financial covenants under the Credit Agreement as well as the prior credit facility with Citizens Bank.

The total interest paid was $3.7 million, $5.0 million and $2.3 million for the years ended December 31, 2008, 2007 and 2006, respectively.

We had $44.1 million outstanding on our credit facility at December 31, 2008 and $165.0 million outstanding at December 31, 2007. The weighted average borrowings under the revolving portion of the facility during the years ended December 31, 2008 and 2007 were $122.3 million and $84.7 million, respectively. The maximum additional available borrowing under the credit facility at December 31, 2008 was $255.2 million. At both December 31, 2008 and 2007, we were contingently liable under letters of credit totaling $0.7 million, which reduces our availability to borrow under our credit facility.

Debt outstanding at December 31, 2008 is estimated to be repaid in 2009. Borrowings on the credit facility are due on the maturity date of the credit agreement, April 30, 2012.

MANTECH INTERNATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In 2006 and through April 30, 2007, we maintained a Credit and Security Agreement with Citizens Bank of Pennsylvania. The agreement initially provided for a $125 million credit facility that could be increased to $200 million. The maturity date of the agreement was February 25, 2009.

9. Commitments and Contingencies

Payments to us on cost-reimbursable contracts with the U.S. government are provisional payments subject to adjustment upon audit by the Defense Contract Audit Agency (DCAA). The majority of audits through 2002, 2003 and 2004 have been completed and resulted in no material adjustments. The remaining audits for 2002 through 2008 are not expected to have a material effect on the results of future operations.

In the normal course of business, we are involved in certain governmental and legal proceedings, claims and disputes and have litigation pending under several suits. We believe that the ultimate resolution of these matters will not have a material effect on our financial position, results of operations or cash flows.

We lease office space and equipment under long-term operating leases. A number of the leases contain renewal options and escalation clauses. At December 31, 2008, aggregate future minimum rental commitments under these leases are as follows (in thousands):

	Office Space	Equipment	Total
Year ending:
December 31, 2009	$24,189	$2,245	$26,434
December 31, 2010	22,829	926	23,755
December 31, 2011	21,479	481	21,960
December 31, 2012	17,155	289	17,444
December 31, 2013	13,621	128	13,749
Thereafter	26,644	—	26,644

Total	$125,917	$4,069	$129,986

Office space and equipment rent expense totaled approximately $53.4 million, $33.0 million and $28.0 million for the years ended December 31, 2008, 2007 and 2006, respectively.

We had $7.2 million and $6.3 million of deferred rent liabilities resulting from recording rent expense on a straight-line basis over the life of the respective lease in accordance with SFAS 13, Accounting for Leases, and FASB Technical Bulletin No. 85-3, Accounting for Operating Leases with Scheduled Rent Increases, for the years ended 2008 and 2007, respectively.

10. Stockholders’ Equity and Stock Options

Common Stock—We have 150,000,000 shares of authorized Class A common stock, par value $0.01 per share. We have 50,000,000 shares of authorized Class B common stock, par value $0.01 per share. On December 31, 2008, there were 21,521,964 shares of Class A common stock outstanding, 243,040 shares of Class A common stock recorded as treasury stock, and 13,958,345 shares of Class B common stock outstanding.

Holders of Class A common stock are entitled to one vote for each share held of record and holders of Class B common stock are entitled to ten votes for each share held of record, except with respect to any “going private transaction” (generally, a transaction in which George J. Pedersen (our Chairman of the Board and CEO), his affiliates, his direct and indirect permitted transferees or a group, generally including Mr. Pedersen, such affiliates and permitted transferees, seek to buy all outstanding shares), as to which each share of Class A common stock and Class B common stock are entitled to one vote per share. The Class A common stock and the

MANTECH INTERNATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Class B common stock vote together as a single class on all matters submitted to a vote of stockholders, including the election of directors, except as required by law. Holders of common stock do not have cumulative voting rights in the election of directors.

Stockholders are entitled to receive, when and if declared by the Board of Directors from time-to-time, such dividends and other distributions in cash, stock or property from our assets or funds legally available for such purposes subject to any dividend preferences that may be attributable to preferred stock that may be authorized. Each share of Class A common stock and Class B common stock is equal in respect of dividends and other distributions in cash, stock or property, except that in the case of stock dividends, only shares of Class A common stock will be distributed with respect to the Class A common stock and only shares of Class B common stock will be distributed with respect to Class B common stock. In no event will either Class A common stock or Class B common stock be split, divided or combined unless the other class is proportionately split, divided or combined.

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

Preferred Stock—We are authorized to issue an aggregate of 20,000,000 shares of preferred stock, $0.01 par value per share, the terms and conditions of which are determined by our Board of Directors upon issuance. The rights, preferences and privileges of holders of our common stock are subject to, and may be adversely affected by, the rights of holders of any shares of preferred stock that we may designate and issue in the future. At December 31, 2008 and 2007, no shares of preferred stock were outstanding and the Board of Directors currently has no plans to issue a series of preferred stock.

Shares Held in Grantor Trust—At December 31, 2006 there were 609,296 shares of Class B common stock, with a cost value of $0.6 million, reflected in equity in accordance with EITF 97-14. These shares were held in a rabbi trust to satisfy a defined contribution pension obligation, to be paid in stock for the benefit of Mr. Pedersen.

On January 8, 2007, Mr. Pedersen received a distribution of 609,296 shares of Class B common stock, which had been held by the ManTech International Corporation Supplemental Executive Retirement Plan for the benefit of George J. Pedersen (GJP SERP). The Class B common stock is convertible into Class A common stock at any time on a one-for-one basis and has no expiration date. On January 8, 2007, Mr. Pedersen converted 243,040 shares of Class B common stock to 243,040 shares of Class A common stock to satisfy tax withholding requirements.

The converted shares were surrendered to the Company to pay taxes applicable to the distribution of all GJP SERP shares on Mr. Pedersen’s behalf. The taxes have been paid and the shares have been accounted for as treasury stock on our consolidated balance sheets, using the cost method, at a value of $9.1 million. In addition, we recognized an $8.6 million tax benefit on the distribution from the trust. The tax benefit was recorded to additional paid-in capital and is reported as a cash inflow from financing activities on our statements of cash flows.

Accounting for Stock-Based Compensation:

Stock Options—In June 2006, the Company’s stockholders approved our 2006 Management Incentive Plan (the Plan), which was designed to enable us to attract, retain and motivate key employees. The Plan amended and restated the Company’s Management Incentive Plan that was approved by the Company’s stockholders prior to the initial public offering in 2002 (the 2002 Plan). In connection with the creation of the Plan, all options outstanding under the 2002 Plan and the ManTech International Corporation 1995 Long-Term Incentive Plan

MANTECH INTERNATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

were assumed. Awards granted under the Plan are settled in shares of Class A common stock. At the beginning of each year, the Plan provides that the number of shares available for issuance automatically increases by an amount equal to one and one-half percent of the total number of shares of Class A and Class B common stock outstanding on December 31st of the previous year. On January 1, 2009, 532,205 additional shares were made available for issuance under the Plan. Through December 31, 2008, the aggregate number of shares of our common stock authorized for issuance under the Plan was 7,312,650. Through December 31, 2008, 3,343,983 shares of our Class A common stock have been issued as a result of the exercise of the options granted under the Plan. The Plan expires in June 2016.

The Plan is administered by the compensation committee of our Board of Directors, along with its delegates. Subject to the express provisions of the Plan, the committee has Board of Directors’ authority to administer and interpret the Plan, including the discretion to determine the exercise price, vesting schedule, contractual life and the number of shares to be issued.

We typically issue options that vest in three equal installments, beginning on the first anniversary of the date of grant. Prior to January 1, 2006, we typically issued options under the 2002 Plan that expired ten years after the date of grant. Under the terms of the Plan, the contractual life of the option grants may not exceed eight years. During the years ended December 31, 2008 and 2007, we issued options that expire five years from the date of grant. The Company expects that it will continue to issue options that expire five years from the date of grant for the foreseeable future.

Stock Compensation Expense—For the years ended December 31, 2008, 2007 and 2006, we recorded $6.6 million, $6.7 million and $5.8 million of stock-based compensation cost, respectively. No compensation expense for employees with stock options, including stock-based compensation expense, was capitalized during the periods. As of December 31, 2008, there was $9.6 million of unrecognized compensation cost related to share-based compensation arrangements that we expect to vest. The weighted-average period over which expense is expected to be recognized is 1.7 years.

Prior to the adoption of SFAS 123(R), we reported tax benefits from the exercise of stock options as an operating cash flow in our consolidated statements of cash flows. In the period beginning January 1, 2006, excess tax benefits from the exercise of stock options are presented as a cash inflow from financing activities. For the years ended December 31, 2008, 2007 and 2006 the total recognized tax benefits from the exercise of stock options were $6.9 million, $2.7 million and $4.4 million, respectively.

Fair Value Determination—We have used the Black-Scholes-Merton option pricing model to determine fair value of our awards on date of grant. We will reconsider the use of the Black-Scholes-Merton model if additional information becomes available in the future that indicates another model would be more appropriate or if grants issued in future periods have characteristics that cannot be reasonably estimated under this model.

The following weighted-average assumptions were used for option grants during the years ended December 31, 2008, 2007 and 2006:

Expected Volatility. The expected volatility of the options granted was estimated based upon historical volatility of the Company’s share price through weekly observations of the Company’s trading history.

Expected Term. The expected term of options granted to employees during 2008 and 2007 was determined from historical exercises of the grantee population. Due to a lack of historical exercise data, the expected term of option grants during 2006 and grants to our Board of Directors for all years were determined under the simplified calculation provided by SAB 107, Share-Based Payments, ((vesting term + original contractual term)/2).

MANTECH INTERNATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The following table summarizes weighted-average assumptions used in our calculations of fair value for the years ended December 31, 2008, 2007 and 2006:

	Year Ended December 31,
	2008	2007	2006
Dividend yield	0.00%	0.00%	0.00%
Volatility	34.58%	35.62%	41.99%
Risk-free interest rate	1.81%	4.27%	4.68%
Expected life of options (in years)	2.96	3.10	3.50

Stock Option Activity—During the year ended December 31, 2008; we granted stock options to purchase 724,250 shares of class A common stock at a weighted-average exercise price of $45.27 per share, which reflects the fair market value of the shares on the date of grant. The weighted-average fair value of options granted during the years ended December 31, 2008, 2007 and 2006 as determined under the Black-Scholes-Merton valuation model, was $11.61, $11.55 and $11.13, respectively. These options vest in three equal installments over three years and have a contractual term of five years. Option grants that vested during the years ended December 31, 2008, 2007 and 2006 had a combined fair value of $6.3 million, $6.0 million and $4.9 million, respectively.

Information with respect to stock option activity and stock options outstanding at December 31, 2008, 2007 and 2006, was as follows:

	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value (in thousands)
Shares under option, December 31, 2005	2,710,742	$20.38
Options granted	609,500	$30.61
Options exercised	(874,301)	$19.20	$12,666
Options cancelled and expired	(190,822)	$24.92

Shares under option, December 31, 2006	2,255,119	$21.00
Options granted	796,000	$36.41
Options exercised	(635,471)	$20.57	$14,772
Options cancelled and expired	(114,406)	$27.33

Shares under option, December 31, 2007	2,301,242	$28.30
Options granted	724,250	$45.27
Options exercised	(922,014)	$24.61	$24,383
Options cancelled and expired	(142,329)	$36.55

Shares under option, December 31, 2008	1,961,149	$35.75	$36,164

MANTECH INTERNATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes nonvested stock options for the year ended December 31, 2008:

	Number of Shares	Weighted Average Fair Value
Nonvested stock options at December 31, 2007	1,308,494	$11.04
Options granted	724,250	$11.61
Vested during period	(600,219)	$10.51
Options cancelled	(117,663)	$11.34

Nonvested shares under option, December 31, 2008	1,314,862	$11.51

Information concerning stock options exercisable and stock options expected to vest at December 31, 2008:

	Options Exercisable	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Aggregate Intrinsic Value (in thousands)
Stock options exercisable	646,287	4.3	$26.32	$18,015
Stock options expected to vest	1,184,382	3.7	$40.11	$16,676

Options exercisable and expected to vest	1,830,669

11. Retirement Plans

We maintain nonqualified supplemental defined benefit pension plans for certain retired employees of an acquired company. The weighted average assumptions used in accounting for our pension plans in 2008, 2007 and 2006 were as follows:

	2008	2007	2006
Discount rate	5.75%	5.75%	5.75%
Expected return on plan assets	N/A	N/A	N/A
Rate of compensation increase	N/A	N/A	N/A

The discount rate is the estimated rate at which the obligation for pension benefits could effectively be settled. The plans were informally and partially funded beginning in 1999 through a rabbi trust. Pursuant to SFAS 132(R), Employer’s Disclosures about Pensions and Other Postretirement Benefits an amendment of FASB Statements No. 87, 88, and 106, assets held in a rabbi trust are not eligible to be included in the calculation of plan status. At both December 31, 2008 and 2007, 100% of the rabbi trust assets were invested in a money market account with a commercial bank. The rate of compensation increase is not applicable as all covered employees have retired prior to 1998.

MANTECH INTERNATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table sets forth the status of the plans (in thousands):

	Year Ended December 31,
	2008	2007
Change in benefit obligation:
Benefit obligation at beginning of period	$1,859	$1,885
Interest cost	104	105
Actuarial loss (gain)	(58)	54
Benefits paid	(175)	(185)

Benefit obligation at end of period	1,730	1,859

Change in plan assets:
Fair value of plan assets at beginning of period	—	—
Employer contribution	175	185
Investment income	—	—
Benefits paid	(175)	(185)

Fair value of plan assets at end of period	—	—

Funded status at end of period	(1,730)	(1,859)
Unrecognized actuarial loss	148	206
Unrecognized prior-service cost	—	—

Net amount recognized at end of period	$(1,582)	$(1,653)

The components of net periodic pension cost for the Company’s defined benefit plans are provided in the following table (in thousands):

	Year Ended December 31,
	2008	2007	2006
Interest cost on projected benefit obligation	$104	$105	$105
Net amortization of prior-service cost and transition obligation	1	1	28

Net periodic pension cost	$105	$106	$133

The following table sets forth our estimated future benefit payments under our plans (in thousands):

For years ending December 31:
2009	$171
2010	167
2011	164
2012	166
2013	162
Thereafter	900

In the fourth quarter of 2006, we adopted SFAS 158. Upon adoption, we increased our deferred income tax asset for pensions by $59 thousand to $832 thousand, increased our liability for pension benefits by $136 thousand to $1.9 million, and recorded $93 thousand, net of taxes, to other comprehensive income.

MANTECH INTERNATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of December 31, 2008, we maintained five qualified defined contribution plans in addition to an Employee Stock Ownership Plan (ESOP). Our qualified plans cover substantially all employees and comply with Section 401 of the Internal Revenue Code. Under four of these plans, we stipulated a basic matching contribution that matches a portion of the participants’ contribution based upon a defined schedule. Contributions are invested by an independent investment company in one or more of several investment alternatives. The choice of investment alternatives is at the election of each participating employee. Additionally, we maintain one discretionary contribution plan. Annual contributions are at the discretion of the Company and are based on a percentage of eligible employees’ compensation. Employees do contribute to this discretionary plan. Our contributions to the plan were approximately $18.5 million, $16.4 million and $11.1 million for the years ended December 31, 2008, 2007 and 2006, respectively.

Prior to 2008, we maintained non-qualified defined contribution supplemental retirement plans for certain key employees. Under these plans we accrued a stated annual amount, which could also include interest at the greater of 10% or our annual rate of return on investments. We incurred expenses associated with these plans and contributed $50 thousand for the year ended December 31, 2006. In 2007, these plans were terminated and no contributions were made. See Note 10 for more detail regarding the termination of one of these plans.

We also maintain an ESSP (a non-qualified deferred compensation plan) for certain key employees. Under this plan, eligible employees may defer up to 75% of qualified annual base compensation and 100% of bonus. In the ESSP, participant deferral accounts are credited with a rate of return based on investment elections as selected by the participant. The assets related to the ESSP are held in a rabbi trust owned by the Company for benefit of the participating employees. The trust investments are in the form of variable universal life insurance products, which are owned by the Company (COLI). These investments seek to replicate the return of the participant investment elections. Participant contributions to this plan were approximately $5.1 million, $4.8 million and $3.3 million for the years ended December 31, 2008, 2007 and 2006, respectively.

On December 18, 1998, the Board of Directors approved the establishment of a qualified ESOP, effective January 1, 1999, for the benefit of substantially all of our U.S. domestic-based employees. The ESOP is non-leveraged and is funded entirely through Company contributions based on a percentage of eligible employee compensation, as defined in the plan. Participants must be employees of the Company or eligible Company subsidiaries and must meet minimum service requirements to be eligible for annual contributions. The ESOP specifies a five-year vesting schedule over which participants become vested in the Class A common stock allocated to their participant account. The amount of our annual contribution to the ESOP is at the discretion of our Board of Directors.

For the years ended December 31, 2008, 2007 and 2006, we recorded $2.7 million, $3.3 million and $2.6 million, respectively, as compensation expense related to ESOP contributions. Shares contributed to the ESOP in 2008, 2007 and 2006, were 51,581, 76,011 and 86,227, respectively, of Class A common stock. We had a balance in unearned ESOP shares of $0.0 and $0.3 million at December 31, 2008 and 2007, respectively.

As required under SOP 93-6, Employers’ Accounting for Employee Stock Ownership Plans, compensation expense is recorded for shares committed to be released to employees based on the fair market value of those shares in the period in which they are committed to be released. For the years ended December 31, 2008, 2007 and 2006, new shares were issued to satisfy this obligation.

MANTECH INTERNATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

12. Income Taxes

The domestic and foreign components of income before provision for income taxes and minority interest; and without discontinued operations were as follows (in thousands):

	Year Ended December 31,
	2008	2007	2006
Domestic	$150,006	$110,189	$90,225
Foreign	(89)	(40)	196

	$149,917	$110,149	$90,421

The provision for income taxes was comprised of the following components (in thousands), and without discontinued operations:

	Year Ended December 31,
	2008	2007	2006
Current provision (benefit):
Federal	$38,552	$27,067	$26,992
State	5,639	4,593	4,665
Foreign	315	(5)	228

	44,506	31,655	31,885

Deferred provision (benefit):
Federal	6,659	137	(1,192)
State	1,498	(440)	(231)

	8,157	(303)	(1,423)

Provision resulting from allocating tax benefits directly to additional paid in capital and changes in FIN 48 liabilities:
Federal	6,045	9,541	3,731
State	959	1,905	632

	7,004	11,446	4,363

Total provision for income taxes	$59,667	$42,798	$34,825

There were no discontinued operations for the year ended December 31, 2008. Net income tax benefit on discontinued operations was $0.1 million and $2.6 million and the effective tax rates were 41.3% and 35.0% for the years ended December 31, 2007 and 2006, respectively.

For 2008, the non-current provision for income tax includes $6.8 million from amounts arising from the exercise of stock options allocated to equity; and $0.2 million related to FIN 48 liabilities. For 2007, the non-current provision includes $2.7 million for exercise of stock options and $8.6 million for payment of a stock based Supplemental Executive Retirement Plan for the benefit of Mr. Pedersen (GJP SERP), both allocated to equity; and $0.1 million related to FIN 48 liabilities. For 2006, the non-current provision represents only amounts for the exercise of stock options allocated to equity.

MANTECH INTERNATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The provision for income taxes varies from the amount of income tax determined by applying the applicable U.S. statutory tax rate to pre-tax income, as a result of discontinued operations and the following:

	Year Ended December 31,
	2008	2007	2006
Statutory U.S. Federal tax rate	35.0%	35.0%	35.0%
Increase (decrease) in rate resulting from:
State taxes—net of Federal benefit	3.5	3.6	3.6
Foreign taxes	—	—	(0.1)
Adjustment to prior year’s Federal, state and foreign taxes	(0.6)	(0.3)	(0.3)
Nondeductible items:
Meals and entertainment	0.3	0.3	0.3
Compensation	1.6	0.4	(0.1)
Other, net	—	(0.1)	0.1

Effective tax rate	39.8%	38.9%	38.5%

The Company paid income taxes, net of refunds, of $40.0 million, $31.3 million and $30.4 million for the years ended December 31, 2008, 2007 and 2006, respectively.

Deferred income taxes arise from temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements. A summary of the tax effect of the significant components of deferred income taxes, without discontinued operation, follows (in thousands):

	December 31,
	2008	2007
Gross deferred tax liabilities:
Unbilled receivables	$7,476	$7,191
Goodwill and other assets	43,459	36,887
Property & Equipment	1,717	219

Total deferred tax liabilities	52,652	44,297

Gross deferred tax assets:
Capital and State operating loss carryforwards	(184)	(186)
Retirement and other liabilities	(18,438)	(18,690)
Allowance for potential contract losses and other contract reserves	(3,044)	(2,691)

Total deferred tax assets	(21,666)	(21,567)

Net deferred tax liabilities	$30,986	$22,730

The tax benefits associated with nonqualified stock options, disqualifying dispositions of incentive stock options and a stock based SERP reduced the current taxes payable by $6.8 million in 2008 and $11.3 million in 2007. Such benefits were recorded as an increase to additional paid-in capital.

At December 31, 2008, we had state net operating losses of approximately $0.3 million that expire beginning 2013 through 2028.

In 2005, a $1.3 million valuation allowance against certain state net operating losses incurred by our MSM Security Services subsidiary (MSM) was reflected in discontinued operations. In 2006, this valuation allowance

MANTECH INTERNATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

increased to $2.0 million and was transferred into continuing operations after the merger of MSM, Inc. into MSM, LLC on December 18, 2006. In 2007, $0.3 million of this valuation allowance was removed, as the related deferred tax asset became utilizable; and the balance was removed, as the related tax asset is an unrecognized tax benefit, which is not more likely than not of being recognized.

Adoption of FIN 48

In June 2006, the FASB issued FIN 48, which clarifies the accounting for uncertainty in tax positions. FIN 48 seeks to reduce the diversity in accounting practices used in regards to uncertain tax positions by prescribing a recognition threshold and measurement criteria for benefits related to income taxes.

Effective January 1, 2007, we adopted the provisions of FIN 48. Previously, the Company had accounted for tax contingencies in accordance with SFAS 5, Accounting for Contingencies. As required by FIN 48, the Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more likely than not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority.

At the adoption date, the Company applied FIN 48 to all tax positions for which the statute of limitations remained open. As a result of the implementation of FIN 48, the Company recognized an increase of approximately $0.1 million in the liability for net unrecognized tax benefits, interest and penalties, which was accounted for as a reduction to the January 1, 2007 balance of retained earnings.

The total liability for gross unrecognized tax benefits as of January 1, 2007, was $1.3 million. That amount included $0.3 million of unrecognized net tax benefits which, if ultimately recognized, would reduce the Company’s annual effective tax rate in a future period. From January 1, 2007 through December 31, 2007, there were changes in the liability for gross unrecognized tax benefits totaling $1.0 million in gross unrecognized tax benefits. Additionally, the SRS and MBI acquisitions in 2007 added additional liabilities for gross unrecognized tax benefits of $0.7 million. Since December 31, 2007, there were changes in the liabilities for gross unrecognized tax benefits totaling $(1.4) million in gross unrecognized tax benefits. A reconciliation of the beginning and ending balances of the total amounts of gross unrecognized tax benefits is as follows (in thousands):

	December 31,
	2008	2007
Gross unrecognized tax benefits at beginning of year	$2,962	$1,310
Increases in tax positions related to prior years	85	1,096
Decreases in tax positions for prior years	(107)	(111)
Increases in tax positions for current year	231	392
Settlements	(1,642)	(366)
Lapse in statute of limitations	(7)	(30)
Acquisitions—increase in tax positions for prior years	—	2,966
Acquisitions—decrease in tax positions for prior years	(6)	(2,295)

Gross unrecognized tax benefits at end of year	$1,516	$2,962

The total liability for gross unrecognized tax benefits as of December 31, 2008 and 2007, were $1.5 million and $3.0 million, respectively. That amount includes $1.2 million and $2.1 million, respectively, of unrecognized net tax benefits which, if ultimately recognized, would reduce the Company’s annual effective tax rate in a future period.

MANTECH INTERNATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company is subject to income taxes in the U.S and various state and foreign jurisdictions. Tax statutes and regulations within each jurisdiction are subject to the interpretation and require significant judgment to apply. The Company is currently under examination by one state jurisdiction for years subsequent to 2003. Two state audits relating to pre-2003 years were settled in 2007. Otherwise, the Company is no longer subject to U.S., state, or non-U.S. income tax examinations by tax authorities for the years before 2003. In 2008 the Company settled an audit by the Internal Revenue Service for amended 2003 and 2004 U.S. tax returns filed to claim research and experimentation credits and the unrecognized tax benefits were recognized. Also, in 2008 the Company settled an amnesty case with Belgium for all years prior to 2008 and the unrecognized tax benefits were recognized. The Company believes it is reasonably possible that $0.2 million of gross unrecognized tax benefits will be settled within the next twelve months due to expirations of statute of limitations.

The Company recognizes interest accrued, related to net unrecognized tax benefits, in interest expense; and penalties, in general and administrative expenses; for all periods presented. The Company had accrued approximately $0.1 million for the payment of interest and penalties at adoption. $0.1 million of interest, accrued prior to the adoption of FIN 48, was paid for the two settled state audits in 2007. Subsequent changes in 2007 to accrued interest and penalties have been an increase of $0.1 million. At December 31, 2008, accrued interest and penalties relating to net unrecognized tax benefits was $0.2 million.

13. Business Segment and Geographic Area Information

We operate as one segment, delivering a broad array of information technology and technical services solutions under contracts with the U.S. government, state and local governments and commercial customers. Our federal government customers typically exercise independent contracting authority, and even offices or divisions within an agency or department may directly, or through a prime contractor, use our services as a separate customer so long as that customer has independent decision-making and contracting authority within its organization. Revenues from the U.S. government under prime contracts and subcontracts, as compared to total contract revenues, were approximately 98.1%, 97.7% and 97.8% for the years ended December 31, 2008, 2007 and 2006, respectively. There were no sales to any customers within a single country (except for the United States) where the sales accounted for 10% or more of total revenue. We treat sales to U.S. government customers as sales within the United States regardless of where the services are performed. Substantially all assets of continuing operations were held in the United States for the years ended December 31, 2008, 2007 and 2006. Revenues by geographic customer and the related percentages of total revenues for the years ended December 31, 2008, 2007 and 2006, were as follows (dollars in thousands):

	Year Ended December 31,
	2008		2007		2006
United States	$1,849,662	98.9%	$1,428,975	98.7%	$1,124,888	98.9%
International	21,217	1.1	19,123	1.3	12,290	1.1

	$1,870,879	100.0%	$1,448,098	100.0%	$1,137,178	100.0%

MANTECH INTERNATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In 2008 and 2007 our Countermine contract exceeded 10% of total revenues from external customers.

	Year Ended December 31,
	2008	%	2007	%	2006	%
	(dollars in thousands)
Revenues from external customers:
Countermine	$309,785	16.6%	$209,188	14.4%	$102,435	9.0%
All other contracts	1,561,094	83.4%	1,238,910	85.6%	1,034,743	91.0%

ManTech Consolidated	$1,870,879	100.0%	$1,448,098	100.0%	$1,137,178	100.0%

Operating Income:
Countermine	$8,532	5.6%	$5,832	5.1%	$3,422	3.8%
All other contracts	144,826	94.4%	107,872	94.9%	87,228	96.2%

ManTech Consolidated	$153,358	100.0%	$113,704	100.0%	$90,650	100.0%

Receivables:
Countermine	$31,801	7.8%	$22,540	6.7%	$16,962	7.2%
All other contracts	375,447	92.2%	314,927	93.3%	219,483	92.8%

ManTech Consolidated	$407,248	100.0%	$337,467	100.0%	$236,445	100.0%

Disclosure items required under SFAS 131, Disclosures about Segments of an Enterprise and Related Information, including interest revenue, interest expense, depreciation and amortization, costs for stock-based compensation programs, certain unallowable costs as determined under Federal Acquisition Regulations, and expenditures for segment assets are not applicable as we review those items on a consolidated basis.

14. Investments

GSE Systems, Inc.—On October 21, 2003, we sold all of our equity interests in GSE Systems, Inc. (GSE), and a $0.7 million note receivable from GSE, to GP Strategies Corporation (GP Strategies) in exchange for a note with a principal amount of $5.3 million, which was due in October 2008. The note from GP Strategies bore interest at 5% per annum and was payable quarterly in arrears. In May 2008, GP Strategies repaid the principal amount of the note receivable, less an amount deducted for early payment, plus all accrued interest through the date of repayment for a total payment amount of $5.2 million.

15. Discontinued Operations

In 2005, we reached a final corporate determination to exit the personnel security investigation services business and discontinue operations at our MSM subsidiary. We reached the determination to sell our MSM subsidiary after we concluded that the MSM business no longer furthered our long-term strategic objectives.

On February 23, 2007, we sold MSM to MSM Security Services Holdings, LLC for $3.0 million in cash. The sale resulted in a pre-tax gain of $0.6 million recorded in the first quarter of 2007. MSM Security Services Holdings LLC is solely owned by George J. Pedersen, our Chairman and CEO. Mr. Pedersen presented an offer to our Board of Directors to purchase our MSM subsidiary. Mr. Pedersen’s offer exceeded the value of any other definitive offer extended to the Company. The transaction was approved by our independent directors after receiving unanimous recommendation for approval of the transaction from a special committee of the Board of Directors, comprised solely of independent directors. The special committee had retained the services of independent legal counsel and independent financial advisors to advise the committee and assist it in connection with its duties.

MANTECH INTERNATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Our consolidated financial statements and related note disclosures reflect the MSM subsidiary as long-lived assets to be disposed of by sale for all periods presented in accordance with SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets. As such, MSM was classified as held for sale in our consolidated balance sheets and discontinued operations, net of applicable income taxes in our consolidated statements of income.

The following discloses the results of the discontinued operations of MSM for the years ended December 31, 2007 and 2006 (in thousands):

	Year Ended December 31,
	2007	2006
Revenue	$1,829	$14,367
Loss before income taxes	$(749)	$(7,530)
Net loss	$(458)	$(4,895)

The following is a summary of the assets and liabilities held for sale related to MSM at December 31, 2006 (in thousands):

December 31, 2006
Receivables, net	$2,674
Prepaid expenses and other	70
Property and equipment	629

Total Assets	$3,373

Accounts payable and accrued expenses	$724
Accrued salaries and related expenses	369
Billings in excess of revenue earned	670
Other liabilities	52

Total Liabilities	$1,815

16. Gain on Disposal of Operations

On October 31, 2006, we sold assets related to our NetWitness® operation to the NetWitness Acquisition Corporation, an unrelated third party, for $2.0 million in cash and an equity stake in the new company of less than 5%. The sale of NetWitness® included $1.0 million in goodwill and a fully amortized intangible asset with a cost basis of $0.4 million. We recorded a pre-tax gain of approximately $1.0 million on the transaction

17. Fair Value Measurements

In September 2006, the FASB issued SFAS 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS 157 applies to other accounting pronouncements that require or permit fair value measurements, but does not require any new fair value measurements.

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

MANTECH INTERNATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Effective January 1, 2008, financial and non-financial assets and liabilities recorded at fair value on a recurring basis on our consolidated balance sheet were categorized based on the priority of the inputs used in the valuation technique to measure fair value. SFAS 157 established a three level fair value hierarchy to classify the inputs used in measuring fair value as follows:

Level 1—Inputs are unadjusted quoted prices in active markets for identical assets or liabilities available at the measurement date.

Level 2—Inputs are unadjusted quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets and liabilities in markets that are not active, inputs other than quoted prices that are observable and inputs derived from or corroborated by observable market data.

Level 3—Inputs are unobservable inputs, which reflect the reporting entity’s own assumptions on what assumptions the market participants would use in pricing the asset or liability based on the best available information.

As of December 31, 2008, our financial assets measured at fair value consisted of mutual fund investments. All assets are held in a rabbi trust for the benefit of the participants. Our financial assets are all valued based on observable quoted market prices.

The following table summarizes the financial assets measured at fair value on a recurring basis as of December 31, 2008 and the level they fall within the fair value hierarchy (in thousands):

	At December 31, 2008 Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets (Level One)	Significant Other Observable Inputs (Level Two)	Significant Unobservable Inputs (Level Three)	Total
Assets:
Employee deferred compensation plan assets	$241	$—	$—	$241

At December 31, 2008, the liability related to the Employee Deferred Compensation Plan assets listed above totaled approximately $0.2 million.

On February 12, 2008, the FASB issued FSP No. 157-2, Effective Date of FASB Statement No. 157, which delays the effective date of SFAS 157 for nonfinancial assets and liabilities to fiscal years beginning after November 15, 2008, although early adoption is permitted. We do not expect the adoption of FSP 157-2 will have a material impact on our consolidated financial statements.

We also maintain an Employee Supplemental Saving Plan, which holds investments in the form of variable universal life insurance policies. These assets are reported at their cash surrender value, in accordance with FASB Technical Bulletin 85-4, Accounting for Purchases of Life Insurance. The cash surrender value is considered to be the net realizable value, which does not equal fair value even though the amounts at times may be close to fair value.

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

	2008 Quarters Ended
(in thousands, except per share data)	March 31,	June 30,	September 30,	December 31,
Revenues	$425,072	$464,970	$486,128	$494,709
Cost of services	355,718	391,364	407,973	410,143
General and administrative expenses	34,800	36,496	37,831	43,196

Operating income	34,554	37,110	40,324	41,370
Interest expense	(1,642)	(969)	(962)	(405)
Interest income	211	131	369	101
Other (expense) income, net	(120)	(12)	(223)	122

Income before provision for income taxes	33,003	36,260	39,508	41,188

Net income	$19,933	$21,896	$23,864	$24,599

Basic net income per share—Class A common stock	$0.58	$0.63	$0.68	$0.69

Weighted average shares outstanding—Class A	20,319	20,835	21,297	21,470

Basic net income per share—Class B common stock	$0.58	$0.63	$0.68	$0.69

Weighted average shares outstanding—Class B	14,238	14,033	13,958	13,958

Diluted net income per share—Class A common stock	$0.57	$0.62	$0.67	$0.69

Weighted average shares outstanding—Class A	20,782	21,298	21,755	21,821

Diluted net income per share—Class B common stock	$0.57	$0.62	$0.67	$0.69

Weighted average shares outstanding—Class B	14,238	14,033	13,958	13,958

	2007 Quarters Ended
(in thousands, except per share data)	March 31,	June 30,	September 30,	December 31,
Revenues	$294,285	$348,700	$383,359	$421,754
Cost of services	246,903	292,253	321,133	353,861
General and administrative expenses	26,019	30,968	31,804	31,453

Operating income	21,363	25,479	30,422	36,440
Interest income (expense), net	327	(910)	(1,734)	(1,525)
Other income (expense), net	12	334	(84)	1

Income before provision for income taxes	21,702	24,903	28,604	34,916

Net income	$13,248	$15,104	$17,475	$21,380

Basic net income per share—Class A common stock	$0.39	$0.44	$0.51	$0.62

Weighted average shares outstanding—Class A	19,306	19,575	19,779	20,064

Basic net income per share—Class B common stock	$0.39	$0.44	$0.51	$0.62

Weighted average shares outstanding—Class B	14,570	14,428	14,382	14,346

Diluted net income per share—Class A common stock	$0.39	$0.44	$0.51	$0.61

Weighted average shares outstanding—Class A	19,771	19,965	20,181	20,522

Diluted net income per share—Class B common stock	$0.39	$0.44	$0.51	$0.61

Weighted average shares outstanding—Class B	14,570	14,428	14,382	14,346

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

The Company has had no disagreements with its auditors on accounting principles, practices or financial statement disclosure during and through the date of the financial statements included in this Report.

Item 9A. Controls and Procedures

We performed an assessment as of December 31, 2008 of the effectiveness of the design and operation of our disclosure controls and procedures and our internal control over financial reporting. This assessment was done under the supervision and with the participation of management, including our principal executive officer and principal financial officer. Included as Exhibits 31.1 and 31.2 to this Annual Report on Form 10-K are forms of “Certification” of our principal executive officer (our Chairman of the Board and Chief Executive Officer) and our principal financial officer (our Chief Financial Officer). The forms of Certification are required in accordance with Section 302 of the Sarbanes-Oxley Act of 2002. This section of the Annual Report on Form 10-K that you are currently reading is the information concerning the assessment referred to in the Section 302 certifications and required by the rules and regulations of the SEC. You should read this information in conjunction with the Section 302 certifications for a more complete understanding of the topics presented.

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

Internal control over financial reporting is a process designed by, or under the supervision of our principal executive officer and our principal financial officer, and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP and includes those policies and procedures that:

•	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

•

provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP and that our receipts and expenditures are being made only in accordance with authorizations of management or our Board of Directors; and

•

provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material adverse effect on our financial statements.

Limitations on the Effectiveness of Controls. Management, including our principal executive officer and our principal financial officer, do not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no assessment of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management’s override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

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

Assessment of Effectiveness of Disclosure Controls and Procedures. Based upon the assessments, our principal executive officer and our principal financial officer have concluded that as of December 31, 2008 our disclosure controls and procedures were effective.

Management’s Report on Internal Control Over Financial Reporting. Management is responsible for establishing and maintaining adequate control over financial reporting. Management used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework to assess the effectiveness of our internal control over financial reporting. Based upon the assessments, our management has concluded that as of December 31, 2008 our internal control over financial reporting was effective. Our independent registered public accounting firm issued an attestation report concerning our internal control over financial reporting, which appears further in this Annual Report.

Changes in Internal Control over Financial Reporting. During the three months ended December 31, 2008, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control for financial reporting.

Item 9B. Other Information

None.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON INTERNAL CONTROL OVER FINANCIAL REPORTING

To the Board of Directors and Stockholders of

ManTech International Corporation

Fairfax, Virginia

We have audited the internal control over financial reporting of ManTech International Corporation and subsidiaries (the “Company”) as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2008 of the Company and our report dated February 27, 2009 expressed an unqualified opinion on those financial statements and financial statement schedule and included an explanatory paragraph regarding the Company’s adoption of a new standard for accounting for uncertain income tax positions.

/s/ DELOITTE & TOUCHE LLP

McLean, Virginia

February 27, 2009

PART III

Item 10. Directors and Executive Officers of the Registrant and Corporate Governance

The information concerning our directors and executive officers required by Item 401 of Regulation S-K is included under the captions “Election of Directors” and “Executive Officers,” respectively, in our definitive Proxy Statement to be filed with the Securities and Exchange Commission (SEC) in connection with our 2009 Annual Meeting of Stockholders (the “2009 Proxy Statement”), and that information is incorporated by reference in this Annual Report on Form 10-K.

The information required by Item 405 of Regulation S-K concerning compliance with Section 16(a) of the Exchange Act is included under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in our 2009 Proxy Statement, and that information is incorporated by reference in this Annual Report on Form 10-K.

We have adopted Standards of Ethics and Business Conduct, which sets forth the policies comprising our code of conduct. These policies satisfy the SEC’s requirements (including Item 406 of Regulation S-K) for a “code of ethics” applicable to our principal executive officer, principal financial officer, principal accounting officer, controller or persons performing similar functions, as well as Nasdaq’s requirements for a code of conduct applicable to all directors, officers and employees. Among other principles, our Standards of Ethics and Business Conduct includes guidelines relating to the ethical handling of actual or potential conflicts of interest, compliance with laws, accurate financial reporting and procedures for promoting compliance with (and reporting violations of) these standards. A copy of our Standards of Ethics and Business Conduct is available on the investor relations section of our website: www.mantech.com. We are required to disclose any amendment to, or waiver from, a provision of our code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer, controller and persons performing similar functions. We intend to use our website as a method of disseminating this disclosure as permitted by applicable SEC rules.

The information required by Item 407(c)(3) of Regulation S-K concerning the procedures by which our stockholders may recommend nominees to our Board of Directors is included under the caption “Director Nominations” in our 2009 Proxy Statement and that information is incorporated by reference in this Annual Report on Form 10-K.

The information required by Item 407(d)(4) of Regulation S-K concerning the Audit Committee is included under the caption “Report of the Audit Committee” in our 2009 Proxy Statement and that information is incorporated by reference in this Annual Report on Form 10-K.

The information required by Item 407(d)(5) of Regulation S-K concerning the designation of an audit committee financial expert is included under the caption “Report of the Audit Committee” in our 2009 Proxy Statement and that information is incorporated by reference in this Annual Report on Form 10-K.

Item 11. Executive Compensation

The information required by this Item 11 is included under the captions “Compensation Committee Report” and “Compensation Discussion and Analysis” and the related text and tables in our 2009 Proxy Statement and that information (except for the information required by Item 402(k) and Item 402(l) of Regulation S-K) is incorporated by reference in this Annual Report on Form 10-K.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item 12 is included under the captions “Ownership by Our Directors and Executive Officers,” “Ownership by Holders of More Than 5% of Our Class A Common Stock” and “Securities Authorized for Issuance under Equity Compensation Plans” in our 2009 Proxy Statement and that information is incorporated by reference in this Annual Report on Form 10-K.

Item 13. Certain Relationships and Related Transactions and Director Independence

The information required by this Item 13 is included under the caption “Certain Relationships and Related Transactions” and “Independence of Directors and Audit Committee Financial Experts” in our 2009 Proxy Statement and that information is incorporated by reference in this Annual Report on Form 10-K.

Item 14. Principal Accounting Fees and Services

The information required by this Item 14 is included under the captions “Ratification of Appointment of Independent Auditors—Fees Paid to Deloitte & Touche LLP” and “—Policy Regarding Audit Committee Pre-Approval of Audit and Permitted Non-audit Services” in our 2009 Proxy Statement and that information is incorporated by reference in this Annual Report on Form 10-K.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a) The following documents are filed as a part of this Annual Report on Form 10-K:

(1) All financial statements:

SCHEDULE NO.	DESCRIPTION
Schedule II	Valuation and Qualifying Accounts for the years ended December 31, 2008, 2007 and 2006

(3) Exhibits required by Item 601 of Regulation S-K (each management contract or compensatory plan or arrangement required to be filed as an exhibit to this annual report pursuant to Item 15(b) of this annual report is identified in the Exhibit list below):

Exhibit Number	Document Description
3.1	Second Amended and Restated Certificate of Incorporation of the registrant as filed with the Secretary of State of the State of Delaware on January 30, 2002 (incorporated herein by reference from registrant’s Registration Statement on Form S-1 (File No. 333-73946), as filed with the Commission on November 23, 2002, as amended).

3.2	Second Amended and Restated Bylaws of the registrant (incorporated herein by reference from registrant’s Annual Report on Form 10-K for the year ended December 31, 2003).

4.1	Form of Common Stock Certificate (incorporated herein by reference from registrant’s Registration Statement on Form S-1 (File No. 333-73946), as filed with the Commission on November 23, 2002, as amended).

4.2	Credit Agreement with Bank of America, N.A. (as Administrative Agent and L/C Issuer), Citizens Bank of Pennsylvania (as Syndication Agent), PNC Bank, National Association and Branch Banking and Trust Company (each as a Documentation Agent) and the other lender parties thereto, dated April 30, 2007 (incorporated herein by reference from registrant’s Current Report on Form 8-K filed with the SEC on May 1, 2007).

10.1*	Retention Agreement, effective as of January 1, 2002, between George J. Pedersen and the registrant (incorporated herein by reference from registrant’s Registration Statement on Form S-1 (File No. 333-73946), as filed with the Commission on November 23, 2001, as amended).

Exhibit Number	Document Description

10.2*	Management Incentive Plan of ManTech International Corporation, 2006 Restatement (incorporated herein by reference from registrant’s Registration Statement on Form S-8 (File No. 333-137129), as filed with the Commission on September 6, 2006).

10.3*	Form of Term Sheet for ManTech International Corporation Management Incentive Plan Non-Qualified Stock Option (incorporated herein by reference from registrant’s Current Report on Form 8-K, as filed with the SEC on March 13, 2006).

10.4*	Standard Terms and Conditions for Options Granted under Management Incentive Plan (incorporated herein by reference from registrant’s Current Report on Form 8-K, as filed with the SEC on March 13, 2006).

10.5*	ManTech International Corporation Supplemental Executive Retirement Plan (f/b/o George J. Pedersen), amended and restated effective January 1, 2005 (incorporated herein by reference from registrant’s Current Report on Form 8-K, as filed with the SEC on March 13, 2006).

10.6*	Form of Confidentiality, Non-Competition and Non-Solicitation Agreement, effective as of February 7, 2002, between specified executive officers and the registrant (incorporated herein by reference from registrant’s Registration Statement on Form S-1 (File No. 333-73946), as filed with the Commission on November 23, 2001, as amended).

10.7*	ManTech International Corporation 2008 Incentive Compensation Plan, adopted on March 10, 2008 to help attract, retain and motivate participants including our CEO, President, CFO and the presidents of our principal business units, as well as certain other key members of senior management identified by our CEO and our President (incorporated herein by reference from registrant’s Current Report on Form 8-K filed with the SEC on March 13, 2008).

10.8*	Form of Term Sheet for 2008 Incentive Compensation Plan – Corporate Executive (incorporated herein by reference from registrant’s Current Report on Form 8-K filed with the SEC on March 13, 2008).

10.9*	Form of Term Sheet for 2008 Incentive Compensation Plan – Subsidiary and Division President (incorporated herein by reference from registrant’s Current Report on Form 8-K filed with the SEC on March 13, 2008).

21.1‡	Subsidiaries of the Company.

23.1‡	Independent Registered Public Accounting Firm Consent.

24.1	Power of Attorney (included on signature page).

31.1‡	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2‡	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32 ‡	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended.

‡	Filed herewith.

*	Management contract or compensatory plan or arrangement required to be filed as an Exhibit to this report pursuant to Item 14(c).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MANTECH INTERNATIONAL CORPORATION

By:	/s/ GEORGE J. PEDERSEN
Name:	George J. Pedersen
Title:	Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer)
Date:	February 27, 2009

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

Name and Signature	Title	Date

/s/ GEORGE J. PEDERSEN George J. Pedersen	Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer)	February 27, 2009

/s/ KEVIN M. PHILLIPS Kevin M. Phillips	Executive VP and Chief Financial Officer (Principal Financial Officer)	February 27, 2009

/s/ JOHN J. FITZGERALD John J. Fitzgerald	Senior VP Finance and Controller (Principal Accounting Officer)	February 27, 2009

/s/ RICHARD L. ARMITAGE Richard L. Armitage	Director	February 27, 2009

/s/ MARY K. BUSH Mary K. Bush	Director	February 27, 2009

/s/ BARRY G. CAMPBELL Barry G. Campbell	Director	February 27, 2009

/s/ ROBERT A. COLEMAN Robert A. Coleman	Director and President and Chief Operating Officer	February 27, 2009

/s/ WALTER R. FATZINGER, JR. Walter R. Fatzinger, Jr.	Director	February 27, 2009

Name and Signature	Title	Date

/s/ DAVID E. JEREMIAH David E. Jeremiah	Director	February 27, 2009

/s/ RICHARD J. KERR Richard J. Kerr	Director	February 27, 2009

/s/ KENNETH A. MINIHAN Kenneth A. Minihan	Director	February 27, 2009

/s/ STEPHEN W. PORTER Stephen W. Porter	Director	February 27, 2009

SCHEDULE II

Valuation and Qualifying Accounts

Activity in the Company’s allowance accounts for the years ended December 31, 2008, 2007 and 2006 was as follows (in thousands):

	Doubtful Accounts
	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions	Other*	Balance at End of Period
2006	$5,129	48	(869)	1,210	$5,518
2007	$5,518	(372)	(936)	1,943	$6,153
2008	$6,153	197	216	1,755	$8,321

*  Other represents doubtful account reserves recorded as part of Net Revenues for estimated customer disallowances as well as acquisition related reserves. In 2006, we added $25 thousand from the addition of GRS Solutions, Inc. In 2007, we added $433 thousand from the addition of SRS Technologies and $272 thousand from the addition of McDonald Bradley, Inc. (MBI). In 2008, we added $110 thousand from the addition of MBI, $467 thousand from the addition of Emerging Technologies Group USA, Inc. and $472 thousand from the addition of EWA Services, Inc.

	Deferred Tax Asset Valuation
	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions	Other	Balance at End of Period
2006	$1,352	—	—	611	$1,963
2007	$1,963	(264)	—	(1,699)	$—
2008	$—	—	—	—	$—

	Other Valuation Accounts **
	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions	Other	Balance at End of Period
2006	$550	—	—	—	$550
2007	$550	(19)	(531)	—	$—
2008	$—	—	—	—	$—

**	Other valuation accounts are for inventory.