Form 10-Q
period 2009-03-31
MANTECH INTERNATIONAL CORP
filed 2009-05-01
CIK 892537

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☐  Yes    ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

As of April 27, 2009 there were outstanding 21,915,248 shares of our Class A common stock and 13,678,345 shares of our Class B common stock.

MANTECH INTERNATIONAL CORPORATION

FORM 10-Q

FOR THE QUARTER ENDED March 31, 2009

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

MANTECH INTERNATIONAL CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in Thousands Except Per Share Amounts)

	(unaudited)
	March 31, 2009	December 31, 2008
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$9,598	$4,375
Receivables—net	445,398	407,248
Prepaid expenses and other	8,866	14,200

Total Current Assets	463,862	425,823

Property and equipment—net	16,442	16,563
Goodwill	488,778	479,516
Other intangibles—net	80,647	78,710
Employee supplemental savings plan assets	13,896	14,771
Other assets	5,930	6,329

TOTAL ASSETS	$1,069,555	$1,021,712

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of debt	$95,200	$44,100
Accounts payable and accrued expenses	148,805	157,407
Accrued salaries and related expenses	49,924	75,121
Billings in excess of revenue earned	9,369	8,451

Total Current Liabilities	303,298	285,079

Accrued retirement	15,229	15,930
Other long-term liabilities	8,151	7,769
Deferred income taxes—non-current	33,984	32,398

TOTAL LIABILITIES	360,662	341,176

COMMITMENTS AND CONTINGENCIES	—	—

STOCKHOLDERS’ EQUITY:
Common stock, Class A—$0.01 par value; 150,000,000 shares authorized; 22,107,822 and 21,765,004 shares issued at March 31, 2009 and December 31, 2008; 21,864,782 and 21,521,964 shares outstanding at March 31, 2009 and December 31, 2008	221	218
Common stock, Class B—$0.01 par value; 50,000,000 shares authorized; 13,678,345 and 13,958,345 shares issued and outstanding at March 31, 2009 and December 31, 2008	137	140
Additional paid-in capital	340,338	336,454
Treasury stock, 243,040 shares at cost at March 31, 2009 and December 31, 2008	(9,114)	(9,114)
Retained earnings	377,456	352,978
Accumulated other comprehensive loss	(145)	(140)

TOTAL STOCKHOLDERS’ EQUITY	708,893	680,536

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,069,555	$1,021,712

See notes to condensed consolidated financial statements.

MANTECH INTERNATIONAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In Thousands Except Per Share Amounts)

	(unaudited)
	Three months ended March 31,
	2009	2008
REVENUES	$449,570	$425,072
Cost of services	370,304	355,718
General and administrative expenses	38,908	34,800

OPERATING INCOME	40,358	34,554
Interest expense	(303)	(1,642)
Interest income	69	211
Other expense, net	(3)	(120)

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	40,121	33,003
Provision for income taxes	(15,643)	(13,070)

NET INCOME	$24,478	$19,933

BASIC EARNINGS PER SHARE:
Class A basic earnings per share	$0.69	$0.58

Weighted average common shares outstanding	21,594	20,319

Class B basic earnings per share	$0.69	$0.58

Weighted average common shares outstanding	13,912	14,238

DILUTED EARNINGS PER SHARE:
Class A diluted earnings per share	$0.68	$0.57

Weighted average common shares outstanding	21,955	20,782

Class B diluted earnings per share	$0.68	$0.57

Weighted average common shares outstanding	13,912	14,238

See notes to condensed consolidated financial statements.

MANTECH INTERNATIONAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In Thousands)

	(unaudited)
	Three months ended March 31,
	2009	2008
NET INCOME	$24,478	$19,933
OTHER COMPREHENSIVE INCOME:
Translation adjustment	(5)	2

Total other comprehensive income	(5)	2

COMPREHENSIVE INCOME	$24,473	$19,935

See notes to condensed consolidated financial statements.

MANTECH INTERNATIONAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

	(unaudited)
	Three months ended March 31,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$24,478	$19,933
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation	1,729	1,733
Excess tax benefits from exercise of stock options	(173)	(842)
Deferred income taxes	862	404
Depreciation and amortization	4,402	4,167
Change in assets and liabilities—net of effects from acquired businesses:
Receivables-net	(36,863)	(13,927)
Prepaid expenses and other	6,066	5,363
Accounts payable and accrued expenses	(8,491)	14,221
Accrued salaries and related expenses	(25,555)	(15,285)
Billings in excess of revenue earned	918	(960)
Accrued retirement	174	(1,015)
Other	647	1,219

Net cash flow from operating activities	(31,806)	15,011

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(443)	(576)
Investment in capitalized software for internal use	(1,232)	(459)
Acquisition of businesses—net of cash acquired	(14,336)	(213)

Net cash flow from investing activities	(16,011)	(1,248)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	1,767	4,231
Excess tax benefits from the exercise of stock options	173	842
Net borrowings (repayment) under the line of credit	51,100	(16,900)

Net cash flow from financing activities	53,040	(11,827)

NET INCREASE IN CASH AND CASH EQUIVALENTS	5,223	1,936
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	4,375	8,048

CASH AND CASH EQUIVALENTS, END OF PERIOD	$9,598	$9,984

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for income taxes	$5,107	$1,504

Cash paid for interest	$275	$1,668

Noncash financing activities:
Employee Stock Ownership Plan Contributions	$226	$—

See notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2009

UNAUDITED

1. Introduction and Overview

ManTech International Corporation (depending on the circumstances, “ManTech” “Company” “we” “our” “ours” or “us”) is a leading provider of innovative technologies and solutions for mission-critical national security programs for the Intelligence Community; the departments of Defense, State, Homeland Security and Justice; the Space Community and other U.S. federal government customers. ManTech’s expertise includes systems engineering, systems integration, software development services, enterprise architecture, cyber security, information assurance, intelligence operations and analysis support, network and critical infrastructure protection, information operations and information warfare support, information technology, communications integration, global logistics and supply chain management and service oriented architectures. The Company supports the advanced telecommunications systems that are used in Operation Iraqi Freedom and in other parts of the world; has developed a secure, collaborative communications system for the U.S. Department of Homeland Security; and builds and maintains secure databases that track terrorists. With approximately 7,900 highly qualified employees, we operate in approximately 40 countries worldwide.

2. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and note disclosures normally included in the annual financial statements, prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted pursuant to those rules and regulations. We recommend that you read these unaudited condensed consolidated financial statements in conjunction with the audited consolidated financial statements and related notes included in our annual report on Form 10-K for the fiscal year ended December 31, 2008, previously filed with the SEC. We believe that the unaudited condensed consolidated financial statements in this Form 10-Q reflect all adjustments that are necessary to fairly present the financial position, results of operations and cash flows for the interim periods presented. The results of operations for such interim periods are not necessarily indicative of the results that can be expected for the full year.

3. Acquisitions

The DDK Technology Group, Inc. (DDK) acquisition has been accounted for using the acquisition method of accounting under Statement of Financial Accounting Standards (SFAS) No. 141(R), Business Combinations (SFAS 141(R)). Acquisitions prior to January 1, 2009 have been accounted for using the purchase accounting method under SFAS 141, Business Combinations. Additional information related to our acquisitions can be found in our annual report on Form 10-K for the fiscal year ended December 31, 2008, previously filed with the SEC.

DDK Technology Group Acquisition - On March 13, 2009, we completed the acquisition of all outstanding equity interests of DDK. The results of DDK’s operations have been included in our condensed consolidated financial statements since that date. The acquisition was consummated pursuant to a stock purchase agreement (DDK Purchase Agreement), dated March 13, 2009, by and among ManTech, DDK and the shareholders of DDK. DDK was a privately held company, providing information technology and cyber security for several Department of Defense agencies.

The initial purchase price was $14.0 million. The DDK Purchase Agreement does not contain provisions for contingent consideration. Any potential purchase price adjustment will be based on the Company’s calculation of the closing working capital, which will be subject to review and approval by DDK. Pursuant to the DDK Purchase Agreement, $2.0 million of the purchase price was placed into an escrow account to satisfy potential indemnification liabilities of DDK and its shareholders. The escrow claim period expires 18 months after the purchase closing date. We primarily utilized borrowings under our credit agreement to finance the acquisition.

The preliminary purchase price was allocated to the underlying assets and liabilities based on their estimated fair values at the date of acquisition. The fair value assigned to the assets and liabilities is still under review and could be adjusted upon completion of our assessment of fair value. Total assets were $14.4 million, including goodwill and intangible assets recognized in connection with the acquisition, and total liabilities were $0.4 million. Included in total assets were $4.2 million in acquired intangible assets. The components of intangible assets associated with the acquisition are being amortized over their estimated useful lives using the pattern of benefits method. We have recorded initial goodwill of $8.9 million, which will be deductible for tax purposes over 15 years, assuming adequate levels of taxable income. Recognition of goodwill is largely attributed to the highly skilled employees and the value paid for companies supporting high-end defense, intelligence and homeland security markets. The assets, liabilities and results of operations of DDK were not significant to the Company’s condensed consolidated financial position or results of operations.

EWA Services Acquisition - On November 28, 2008, we completed the acquisition of all outstanding equity interests of EWA Services, Inc. (EWA). EWA was a subsidiary of a privately-held company, providing information technology, threat analysis and test and evaluation services for several Department of Defense agencies. The acquisition of EWA has expanded our work in Department of Defense and Intelligence missions.

The initial purchase price was $12.3 million, which included a $0.3 million estimated working capital adjustment. The initial purchase may be increased or reduced if the final closing working capital differs from the estimated closing working capital pursuant to the EWA Purchase Agreement. We primarily utilized borrowings under our credit agreement to finance the acquisition.

Emerging Technologies Group Acquisition - On August 29, 2008, we completed the acquisition of all outstanding equity interests in Emerging Technologies Group, USA, Inc. (ETG). ETG was a privately-held company, providing computer and network forensics supporting the counterterrorism and counter-intelligence mission around the world. ETG’s customer base is focused primarily in the Intelligence Community and the Department of Defense. The acquisition of ETG has deepened our capabilities in cyber security and positions us to develop additional work related to the Comprehensive National Cyber Initiative.

The initial purchase price was $25.1 million, which included $0.1 million in transaction fees. The initial purchase may be reduced based on the collection of certain accounts receivable. We primarily utilized borrowings under our credit agreement to finance the acquisition.

4. Earnings Per Share

In SFAS 128, Earnings per Share (as amended), the two-class method is an earnings allocation formula that determines earnings per share for each class of common stock according to dividends declared (or accumulated) and participation rights in undistributed earnings. Under that method, basic and diluted earnings per share data are presented for each class of common stock.

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

The weighted average number of common shares outstanding is computed as follows (in thousands):

	Three Months Ended March 31,
	2009	2008
Numerator for net income per Class A and Class B common stock:
Net income	$24,478	$19,933

Numerator for basic net income Class A common stock	$14,887	$11,720
Numerator for basic net income Class B common stock	$9,591	$8,213

Numerator for diluted net income Class A common stock	$14,984	$11,829
Numerator for diluted net income Class B common stock	$9,494	$8,104

Basic weighted average common shares outstanding
Class A common stock	21,594	20,319
Class B common stock	13,912	14,238

Effect of potential exercise of stock options
Class A common stock	361	463
Class B common stock	—	—

Diluted weighted average common shares outstanding—Class A	21,955	20,782

Diluted weighted average common shares outstanding—Class B	13,912	14,238

For the three months ended March 31, 2009 and 2008, options to purchase 697 thousand and 701 thousand shares, respectively, weighted for the portion of the period for which they were outstanding, were outstanding but not included in the computation of diluted earnings per share because the options’ effect would have been anti-dilutive. For the three months ended March 31, 2009 and 2008, shares issued from the exercise of stock options were 59 thousand and 179 thousand, respectively.

5. Revenues and Receivables

We deliver a broad array of information technology and technical services solutions under contracts with the U.S. government, state and local governments and commercial customers. The components of contract receivables are as follows (in thousands):

	March 31, 2009	December 31, 2008
Billed receivables	$368,557	$342,619
Unbilled receivables:
Amounts billable	66,544	57,505
Revenues recorded in excess of funding	14,580	11,341
Revenues recorded in excess of milestone billings on fixed price contracts	932	929
Retainage	3,113	3,175
Allowance for doubtful accounts	(8,328)	(8,321)

	$445,398	$407,248

Amounts billable consist principally of amounts to be billed within the next month. Revenues recorded in excess of funding are billable upon receipt of contractual amendments or other modifications. Revenues recorded in excess of milestone billings on fixed price contracts consist of amounts not expected to be billed within the next month. The retainage is billable upon completion of the contract performance and approval of final indirect expense rates by the government. Accounts receivable at March 31, 2009, are expected to be substantially collected within one year except for approximately $2.0 million.

6. Property and Equipment

Major classes of property and equipment are summarized as follows (in thousands):

	March 31, 2009	December 31, 2008
Furniture and equipment	$26,121	$27,196
Leasehold improvements	17,479	15,543

	43,600	42,739
Less: Accumulated depreciation and amortization	(27,158)	(26,176)

	$16,442	$16,563

7. Goodwill and Other Intangibles

The changes in the carrying amounts of goodwill during the year ended December 31, 2008 and the period ended March 31, 2009 are as follows (in thousands):

		Goodwill Balance
Net amount at December 31, 2007		$451,832
Acquisition-ETG	$18,349
Additional consideration for the acquisition of MBI	223
Additional consideration for the acquisition of SRS	120
Acquisition-EWA	8,992	27,684

Net amount at December 31, 2008		$479,516
Additional consideration for the acquisition of EWA	$336
Acquisition-DDK	8,926	9,262

Net amount at March 31, 2009		$488,778

Intangible assets consisted of the following (in thousands):

	March 31, 2009			December 31, 2008
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized intangible assets:
Contract and program intangibles	$107,430	$32,394	$75,036	$103,255	$29,913	$73,342
Capitalized software cost for sale	10,138	9,865	273	10,138	9,847	291
Capitalized software cost for internal use	15,933	10,644	5,289	15,119	10,093	5,026
Other	58	9	49	58	7	51

	$133,559	$52,912	$80,647	$128,570	$49,860	$78,710

Aggregate amortization expense relating to intangible assets for the three months ended March 31, 2009 and 2008 was $3.1 million and $3.0 million, respectively. We estimate that we will have the following amortization expense for the future periods indicated below (in thousands):

For the remaining nine months ending December 31, 2009	$9,231
Year ending:
December 31, 2010	$10,185
December 31, 2011	$7,272
December 31, 2012	$6,035
December 31, 2013	$5,131
December 31, 2014	$4,328

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

Borrowings under the credit agreement are collateralized by our assets and bear interest at one of the following rates as selected by the Company: a London Interbank Offer Rate (LIBOR) based rate plus market-rate spreads that are determined based on the Company’s leverage ratio calculation (0.875% to 1.5%), or the lender’s base rate, which is the lower of the Federal Funds Rate plus 0.5% or Bank of America’s prime lending rate. At March 31, 2009, the borrowing rate on our outstanding debt was 0.81%.

The terms of the credit agreement permit prepayment and termination of the loan commitments at any time, subject to certain conditions. The credit agreement requires the Company to comply with specified financial covenants, including the maintenance of a certain leverage ratio and fixed charge coverage ratio. The credit agreement also contains various covenants, including affirmative covenants with respect to certain reporting requirements and maintaining certain business activities, and negative covenants that, among other things, may limit our ability to incur liens, incur additional indebtedness, make investments, make acquisitions, pay cash dividends and undertake certain additional actions. As of March 31, 2009, we were in compliance with our financial covenants under the credit agreement.

We had $95.2 million outstanding on our credit facility at March 31, 2009 and $44.1 million outstanding at December 31, 2008. As of March 31, 2009, we were contingently liable under letters of credit totaling $0.7 million, which reduces our availability to borrow under our credit facility. The maximum additional available borrowing under the credit facility at March 31, 2009 was $204.1 million.

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

10. Stock-Based Compensation

Stock Options—In June 2006, the Company’s stockholders approved our 2006 Management Incentive Plan (the Plan), which was designed to enable us to attract, retain and motivate key employees. The Plan amended and restated the Company’s Management Incentive Plan that was approved by the Company’s stockholders prior to the initial public offering in 2002 (the 2002 Plan). In connection with the creation of the Plan, all options outstanding under the 2002 Plan and the ManTech International Corporation 1995 Long-Term Incentive Plan were assumed. Awards granted under the Plan are settled in shares of Class A common stock. At the beginning of each year, the Plan provides that the number of shares available for issuance automatically increases by an amount equal to one and one-half percent of the total number of shares of Class A and Class B common stock outstanding on December 31st of the previous year. On January 1, 2009, 532,205 additional shares were made available for issuance under the Plan. Through March 31, 2009, the aggregate number of shares of our common stock authorized for issuance under the Plan was 1,931,220. Through March 31, 2009, 3,402,635 shares of our Class A common stock have been issued as a result of the exercise of the options granted under the Plan. The Plan expires in June 2016.

The Plan is administered by the compensation committee of our Board of Directors, along with its delegates. Subject to the express provisions of the Plan, the committee has the Board of Directors’ authority to administer and interpret the Plan, including the discretion to determine the exercise price, vesting schedule, contractual life and the number of shares to be issued.

We typically issue options that vest in three equal installments, beginning on the first anniversary of the date of grant. Prior to January 1, 2006, we typically issued options under the 2002 Plan that expired ten years after the date of grant. Under the terms of the Plan, the contractual life of the option grants may not exceed eight years. During the three months ended March 31, 2009 and 2008, we issued options that expire five years from the date of grant. The Company expects that it will continue to issue options that expire five years from the date of grant for the foreseeable future.

Stock Compensation Expense—For the three months ended March 31, 2009 and 2008, we recorded $1.7 million and $1.7 million of stock-based compensation cost, respectively. No compensation expense of employee’s holding stock options, including stock-based compensation expense, were capitalized during the period. As of March 31, 2009, there was $14.3 million of unrecognized compensation cost related to share-based compensation arrangements that we expect to vest. The weighted-average period over which expense is expected to be recognized is 2.2 years. For the three months ended March 31, 2009 and 2008, the total recognized tax benefits from the exercise of stock options were $0.2 million and $0.9 million, respectively.

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

The following weighted-average assumptions were used for option grants during the three months ended March 31, 2009 and 2008:

Volatility. The expected volatility of the options granted was estimated based upon historical volatility of the Company’s share price through weekly observations of the Company’s trading history. For the three months ended March 31, 2009 and 2008, we used a volatility of 40.3% and 34.3%, respectively.

Expected Term. The expected term of options granted to employees during the three months ended March 31, 2009 and 2008 was determined from historical exercises of the grantee population. For all grants valued during the three months ended March 31, 2009 and 2008, the options had graded vesting over 3 years (33.3% of the options in each grant vest annually) and the contractual term was 5 years. For the three months ended March 31, 2009 and 2008, the options had a weighted-average expected term of 2.85 years and 2.92 years, respectively.

Risk-free Interest Rate. The yield on zero-coupon U.S. Treasury strips was used to extrapolate a forward-yield curve. This “term structure” of future interest rates was then input into a numeric model to provide the equivalent risk-free rate to be used in the Black-Scholes-Merton model based on expected term of the underlying grants. For the three months ended March 31, 2009 and 2008, the weighted-average risk-free interest rate used was 1.32% and 1.63%, respectively.

Dividend Yield. The Black-Scholes-Merton valuation model requires an expected dividend yield as an input. We have not issued dividends in the past nor do we expect to issue dividends in the future. As such, the dividend yield used in our valuations for the three months ended March 31, 2009 and 2008 was zero.

Stock Option Activity— During the three months ended March 31, 2009, we granted stock options to purchase 637,000 shares of Class A common stock at a weighted-average exercise price of $43.88 per share, which reflects the fair market value of the shares on the date of grant. The weighted-average fair value of options granted during the three months ended March 31, 2009 and 2008, as determined under the Black-Scholes-Merton valuation model, was $12.30 and $10.47, respectively. These options vest in three equal installments over three years and have a contractual term of five years. Option grants that vested during the three months ended March 31, 2009 and 2008 had a combined fair value of $4.5 million and $4.4 million, respectively.

Information with respect to stock option activity and stock options outstanding for the year ended December 31, 2008 and the three months ended March 31, 2009:

	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value (in thousands)
Shares under option, December 31, 2007	2,301,242	$28.30
Options granted	724,250	$45.27
Options exercised	(922,014)	$24.61	$24,383
Options cancelled and expired	(142,329)	$36.55

Shares under option, December 31, 2008	1,961,149	$35.75	$36,164
Options granted	637,000	$43.88
Options exercised	(58,652)	$30.18	$688
Options cancelled and expired	(28,497)	$38.42

Shares under option, March 31, 2009	2,511,000	$37.91	$10,015

The following table summarizes nonvested stock options for the three months ended March 31, 2009:

	Number of Shares	Weighted Average Fair Value
Nonvested stock options at December 31, 2008	1,314,862	$11.51
Options granted	637,000	$12.30
Vested during period	(407,957)	$11.01
Options cancelled	(28,497)	$11.13

Nonvested shares under option, March 31, 2009	1,515,408	$12.01

Information concerning stock options exercisable and stock options expected to vest at March 31, 2009:

	Options Exercisable and Expected to Vest	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Aggregate Intrinsic Value (in thousands)
Stock options exercisable	995,592	3.4	$30.13	$11,719
Stock options expected to vest	1,298,091	3.9	$42.90	$(1,300)

Options exercisable and expected to vest	2,293,683

11. Business Segment and Geographic Area Information

We operate as one segment, delivering a broad array of information technology and technical services solutions under contracts with the U.S. government, state and local governments and commercial customers. Our federal government customers typically exercise independent contracting authority, and even offices or divisions within an agency or department may directly, or through a prime contractor, use our services as a separate customer so long as that customer has independent decision-making and contracting authority within its organization. Revenues from the U.S. government under prime contracts and subcontracts were approximately 98.0% and 97.9% of our total revenue for the three months ended March 31, 2009 and 2008, respectively. There were no sales to any customers within a single country (except for the United States) where the sales accounted for 10% or more of total revenue. We treat sales to U.S. government customers as sales within the United States regardless of where the services are performed. Substantially all assets of continuing operations were held in the United States for the periods ended March 31, 2009 and December 31, 2008. Revenues by geographic customer and the related percentages of total revenues for the three months ended March 31, 2009 and 2008, were as follows (dollars in thousands):

	Three Months Ended March 31,
	2009		2008
United States	$444,340	98.8%	$419,445	98.7%
International	5,230	1.2	5,627	1.3

	$449,570	100.0%	$425,072	100.0%

During the three months ended March 31, 2009, our US Army TACOM contract exceeded 10% of our revenue from external customers. During the three months ended March 31, 2008, our Countermine contract exceeded 10% of our revenue from external customers. TACOM and Countermine are a portion of our global logistics and supply chain management contracts.

	Three Months Ended March 31,
	2009	%	2008	%
	(amounts in thousands)
Revenues from external customers:
US Army TACOM	$53,859	12%	$—	0%
Countermine	32,631	7%	55,838	13%
All other contracts	363,080	81%	369,234	87%

ManTech Consolidated	$449,570	100%	$425,072	100%

Operating Income:
US Army TACOM	$4,069	10%	$—	0%
Countermine	27	0%	1,031	3%
All other contracts	36,262	90%	33,523	97%

ManTech Consolidated	$40,358	100%	$34,554	100%

	March 31, 2009%		December 31, 2008%
Receivables:
US Army TACOM	$40,742	9%	$24,648	6%
Countermine	32,255	7%	31,801	8%
All other contracts	372,401	84%	350,799	86%

ManTech Consolidated	$445,398	100%	$407,248	100%

Disclosure items required under SFAS 131, Disclosures about Segments of an Enterprise and Related Information, including interest revenue, interest expense, depreciation and amortization, costs for stock-based compensation programs, certain unallowable costs as determined under Federal Acquisition Regulations and expenditures for segment assets are not applicable as we review those items on a consolidated basis.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction and Overview

ManTech International Corporation (depending on the circumstances, “ManTech” “Company” “we” “our” “ours” or “us”) is a leading provider of innovative technologies and solutions for mission-critical national security programs for the Intelligence Community; the departments of Defense, State, Homeland Security and Justice; the Space Community and other U.S. federal government customers. ManTech’s expertise includes systems engineering, systems integration, software development services, enterprise architecture, cyber security, information assurance, intelligence operations and analysis support, network and critical infrastructure protection, information operations and information warfare support, information technology, communications integration, global logistics and supply chain management and service oriented architectures. The Company supports the advanced telecommunications systems that are used in Operation Iraqi Freedom and in other parts of the world; has developed a secure, collaborative communications system for the U.S. Department of Homeland Security; and builds and maintains secure databases that track terrorists. With approximately 7,900 highly qualified employees, we operate in approximately 40 countries worldwide.

We derive revenue primarily from contracts with U.S. government agencies that are focused on national security, and as a result, funding for our programs is generally linked to trends in U.S. government spending in the areas of defense, intelligence, homeland security and other federal government agencies. Related to the evolving terrorist threats and world events, the U.S. government has continued to increase its overall defense, intelligence and homeland security budgets.

We recommend that you read this discussion and analysis in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our annual report on Form 10-K for the fiscal year ended December 31, 2008, previously filed with the Securities and Exchange Commission (SEC).

Three Months Ended March 31, 2009 Compared to the Three Months Ended March 31, 2008

The following table sets forth certain items from our condensed consolidated statement of income and the relative percentage that certain items of expenses and earnings bear to revenue, as well as the period-to-period change from March 31, 2008 to March 31, 2009.

	Three Months Ended March 31,				Period-to-Period Change
	2009	2008	2009	2008	2008 to 2009
	Dollars		Percentages		Dollars	Percent
	(dollars in thousands)
REVENUES	$449,570	$425,072	100.0%	100.0%	$24,498	5.8%
Cost of services	370,304	355,718	82.4%	83.7%	14,586	4.1%
General and administrative expenses	38,908	34,800	8.6%	8.2%	4,108	11.8%

OPERATING INCOME	40,358	34,554	9.0%	8.1%	5,804	16.8%
Interest expense	(303)	(1,642)	0.1%	0.4%	1,339	-81.5%
Interest income	69	211	0.0%	0.1%	(142)	-67.3%
Other expense, net	(3)	(120)	0.0%	0.0%	117	-97.5%

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	40,121	33,003	8.9%	7.8%	7,118	21.6%
Provision for income taxes	(15,643)	(13,070)	3.5%	3.1%	(2,573)	19.7%

NET INCOME	$24,478	$19,933	5.4%	4.7%	$4,545	22.8%

Revenues

Revenues increased 5.8% to $449.6 million for the three months ended March 31, 2009, compared to $425.1 million for the same period in 2008. The increase was primarily due to our contracts supporting forward deployments in Iraq, Afghanistan and other areas around the world and our acquisitions of Emerging Technologies Group, USA, Inc. (ETG) in August 2008, EWA Service, Inc. (EWA) in November 2008 and DDK Technology Services, Inc. (DDK) in March 2009. Revenue growth of $23.5 million came from global logistics and supply chain management contracts; specifically contracts for the installation and repair of systems designed to counter or clear mines and improvised explosive devices (IED). Our Global Property Management contract also experienced growth. In addition, our recent acquisitions added $6.2 million to our condensed consolidated revenues for the three months ended March 31, 2009. These increases were partially offset by a decline in certain Space related work.

Cost of services

Cost of services increased 4.1% to $370.3 million for the three months ended March 31, 2009, compared to $355.7 million for the same period in 2008. The increase in cost of services is primarily due to direct labor costs, which include applicable fringe benefits and overhead related to our IED and property management contracts and our recent acquisitions of ETG, EWA and DDK. As a percentage of revenues, cost of services decreased 1.3% to 82.4% for the three months ended March 31, 2009 as compared to 83.7% for the same period in 2008. Direct labor costs increased by 7.3% over the same period in 2008 primarily due to acquisitions and growth in staff supporting global logistics and supply chain management. As a percentage of revenues, direct labor costs increased 0.6% to 41.8% for the three months ended March 31, 2009, compared to 41.2% for the same period in 2008. The increase in direct labor as a percentage of revenues is primarily due to the relative mix of direct labor and other direct costs. Other direct costs, which include subcontractors and third party equipment and materials used in the performance of our contracts, increased by 1.0% over the same period in 2008. The increase in other direct costs was primarily due to an increase in purchases of equipment and materials on our contracts for installation and repair of systems designed to counter or clear mines and IEDs. As a percentage of revenues, other direct costs decreased by 1.9% from 42.4% for the three months ended March 31, 2008 to 40.5% for the same period in 2009.

General and administrative expenses

General and administrative expenses increased 11.8% to $38.9 million for the three months ended March 31, 2009, compared to $34.8 million for the same period in 2008. As a percentage of revenues, general and administrative expenses increased to 8.6% from 8.2% for the three months ended March 31, 2009 and 2008, respectively. The increase as a percentage of revenues was largely due to systems and staff requirements needed to support increased demands for materials and services.

Interest expense

Interest expense decreased $1.3 million to $0.3 million for the three months ended March 31, 2009, compared to $1.6 million for the same period in 2008. The decrease in interest expense is due to a decline in the interest rate we pay related to our credit facility, as well as a decrease in our average outstanding debt balance. Our average outstanding debt balance for the three months ended March 31, 2009 was $90.6 million as compared to $175.8 million for the three months ended March 31, 2008. The interest rate we incur on our credit facility is impacted by changes in the Federal Funds Rate or London Interbank Offer Rate (LIBOR). Changes in our lending rates could lead to fluctuations in our interest expense in future periods. For additional information, see “Credit Agreement,” below.

Interest income

Interest income decreased $0.1 million to $0.1 million of the three months ended March 31, 2009, compared to $0.2 million for the same period in 2008. The fluctuation is due to a reduction in the interest rate related to our cash accounts for the three months ended March 31, 2009 as compared to the three months ended March 31, 2008.

Net income

Net income increased 22.8% to $24.5 million for the three months ended March 31, 2009, compared to $19.9 million for the same period in 2008. The increase is a result of higher revenue and improved margins, primarily driven by increased demand for higher end labor. Our effective tax rates for the three months ended March 31, 2009 and 2008 were 39.0% and 39.6%, respectively.

Backlog

At March 31, 2009 and December 31, 2008, our backlog was $4.1 billion and $4.0 billion, respectively, of which $1.1 billion and $1.2 billion, respectively, was funded backlog. Backlog represents estimates that we calculate on a consistent basis. Additional information on how we determine backlog is included in our annual report on Form 10-K for the fiscal year ended December 31, 2008, previously filed with the SEC.

Effects of Inflation

Inflation and uncertainties in the macroeconomic environment, such as conditions in financial markets, could impact our labor rates beyond the predetermined escalation factors. However, we generally have been able to price our contracts in a manner to accommodate the rates of inflation experienced in recent years. Under our time and materials contracts, labor rates are usually adjusted annually by predetermined escalation factors. Our cost reimbursable contracts automatically adjust for changes in cost. Under our fixed-price contracts, we include a predetermined escalation factor, but generally, we have not been adversely affected by near-term inflation. Purchases of equipment and materials directly for contracts are usually cost reimbursable.

In addition, inflation or inflationary concerns could prompt the Federal Reserve to begin increasing the Federal Funds Rate. As one of the borrowing rates in our credit facility is tied to the Federal Funds Rate, increases in this rate, given similar levels of debt, could lead to higher interest expense.

Liquidity and Capital Resources

Our primary liquidity needs are the financing of acquisitions, working capital and capital expenditures. Our primary source of liquidity is cash provided by operations and our revolving credit facility. At March 31, 2009, we had $95.2 million outstanding under our credit facility. At March 31, 2009, we were contingently liable under letters of credit totaling $0.7 million, which reduces our ability to borrow under our credit facility. The maximum available borrowing under our credit facility at March 31, 2009 was $204.1 million. Generally, cash provided by operating activities is adequate to fund our operations. Due to fluctuations in our cash flows and the growth in our operations, it is necessary from time to time to increase borrowings under our credit facility to meet cash demands. In the future, we may borrow greater amounts in order to finance acquisitions or new contract start ups.

Cash flows from operating activities

	Three months ended March 31,
(in thousands)	2009	2008
Net cash flow from operating activities	$(31,806)	$15,011

Our operating cash flow is primarily affected by the overall profitability of our contracts, our ability to invoice and collect from our clients in a timely manner and our ability to manage our vendor payments. We bill most of our customers and prime contractors monthly after services are rendered. Decreased cash flow from operations during the three months ended March 31, 2009 as compared to the same period in 2008 was negatively impacted by the timing of the collection of customer receivables as well as increased payroll and bonus related expenditures. The cash provided by operating activities for the three months ended March 31, 2008 was attributed to an increase in earnings (adjusted for non cash items) and accounts payable and accrued expenses, partially offset by an increase in accounts receivable and a reduction in accrued salaries and related expenses. The increase in accounts payable and accrued expenses is primarily due to an increase in federal taxes payable and accrued expenses for project related direct costs.

Cash flows from investing activities

	Three months ended March 31,
(in thousands)	2009	2008
Net cash flow from investing activities	$(16,011)	$(1,248)

Our cash flow from investing activities consists primarily of capital expenditures and business acquisitions. Cash outflows during the three months ended March 31, 2009 were primarily from our acquisition of DDK on March 13, 2009 for $14.0 million as well as purchases of equipment and software for internal use. The cash outflows from continuing operations in 2008 were primarily the result of our investment in property and equipment and internally used software to support our business.

Cash flows from financing activities

	Three months ended March 31,
(in thousands)	2009	2008
Net cash flow from financing activities	$53,040	$(11,827)

Cash flow from financing activities during the three months ended March 31, 2009 resulted primarily from borrowings under our credit facility to finance the acquisition of DDK and to fund our operations. The net cash used in financing activities for the three months ended March 31, 2008 resulted from net payments on our credit facility of $16.9 million offset by proceeds from the exercise of stock options along with the related tax benefits of $5.1 million.

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

The terms of the credit agreement permit prepayment and termination of the loan commitments at any time, subject to certain conditions. The credit agreement requires the Company to comply with specified financial covenants, including the maintenance of a certain leverage ratio and fixed charge coverage ratio. The credit agreement also contains various covenants, including affirmative covenants with respect to certain reporting requirements and maintaining certain business activities, and negative covenants that, among other things, may limit our ability to incur liens, incur additional indebtedness, make investments, make acquisitions, pay cash dividends and undertake certain additional actions. As of March 31, 2009, we were in compliance with our financial covenants under the credit agreement.

We believe the capital resources available to us under our credit agreement and cash from our operations are adequate to fund our ongoing operations and to support the internal growth we expect to achieve for at least the next twelve months. We anticipate financing our external growth from acquisitions and our longer-term internal growth through one or more of the following sources: cash from operations, use of the existing revolving facility, a refinancing of our credit agreement, additional borrowing or issuance of equity.

Critical Accounting Estimates and Policies

Critical accounting policies are defined as those that are reflective of significant judgments and uncertainties, and potentially result in materially different results under different assumptions and conditions. Application of these policies is particularly important to the portrayal of our financial condition and results of operations. The discussion and analysis of our financial condition and results of operations are based on our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these condensed consolidated financial statements requires management to make estimates and judgments that affect the reported amount of assets, liabilities, revenues and expenses. Actual results may differ from these estimates under different assumptions or conditions. Our significant accounting policies, including the critical accounting policies and practices listed below, are more fully described and discussed in the notes to our consolidated financial statements for fiscal year 2008 included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008, filed with the SEC on February 27, 2009.

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

We derive the majority of our revenue from cost-plus-fixed-fee, cost-plus-award-fee, firm-fixed-price or time-and-materials contracts. Revenues for cost-reimbursement contracts are recorded as reimbursable costs are incurred, including an estimated share of the applicable contractual fees earned. For performance-based fees under cost reimbursable contracts that are subject to the provisions of American Institute of Certified Public Accountants (AICPA) Statement of Position (SOP) No. 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts, or SOP 81-1, we recognize the relevant portion of the expected fee to be awarded by the client at the time such fee can be reasonably estimated, based on factors such as our prior award experience and communications with the client regarding performance. For cost reimbursable contracts with performance-based fee incentives that are subject to the provisions of SEC Topic 13, Revenue Recognition, we recognize the relevant portion of the fee upon customer approval. For time-and-material contracts, revenue is recognized to the extent of billable rates times hours delivered plus material and other reimbursable costs incurred. For long-term fixed-price production contracts, revenue is recognized at a rate per unit as the units are delivered, or by other methods to measure services provided. Revenue from other long-term fixed-price contracts is recognized ratably over the contract period or by other appropriate methods to measure services provided. Contract costs are expensed as incurred except for certain limited long-term contracts noted below. For long-term contracts specifically described in the scope section of SOP 81-1 or other appropriate accounting literature, we apply the percentage of completion method. Under the percentage of completion method, income is recognized at a consistent profit margin over the period of performance based on estimated profit margins at completion of the contract. This method of accounting requires estimating the total revenues and total contract cost at completion of the contract. During the performance of long-term contracts, these estimates are periodically reviewed and revisions are made as required. The impact on revenue and contract profit as a result of these revisions is included in the periods in which the revisions are made. This method can result in the deferral of costs or the deferral of profit on these contracts. Because we assume the risk of performing a fixed-price contract at a set price, the failure to accurately estimate ultimate costs or to control costs during performance of the work could result, and in some instances has resulted, in reduced profits or losses for such contracts. Estimated losses on contracts at completion are recognized when identified. In certain circumstances, revenues are recognized when contract amendments have not been finalized.

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

We review goodwill at least annually for impairment. We have elected to perform this review during the second quarter of each calendar year.

Due to the many variables inherent in the estimation of a reporting unit’s fair value and the relative size of the Company’s recorded goodwill, differences in assumptions may have a material effect on the results of the Company’s impairment analysis.

Recent Accounting Pronouncements

On April 1, 2009, Financial Accounting Standards Board (FASB) Staff Position (FSP) No.141(R)-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies, or FSP 141(R)-1, was issued. FSP 141(R)-1 amends and clarifies FASB Statement No. 141 (revised 2007), Business Combinations (SFAS 141(R)) to address application issues raised by preparers, auditors and members of the legal profession on initial recognition and measurement, subsequent measurement and accounting and disclosure of assets and liabilities arising from contingencies in a business combination. FSP 141(R)-1 applies to all assets acquired and liabilities assumed in a business combination that arise from contingencies that would be within the scope of Statement of Financial Accounting Standards (SFAS) 5, Accounting for Contingencies, if not acquired or assumed in a business combination, except for assets or liabilities arising from contingencies that are subject to specific guidance in SFAS 141(R). An acquirer should recognize at fair value, at the acquisition date, an asset acquired or a liability assumed in a business combination that arises from a contingency if the acquisition-date fair value of that asset or liability can be determined during the measurement period. An acquirer should disclose information that enables users of its financial statements to evaluate the nature and financial effects of a business combination that occurs either during the current reporting period or after the reporting period but before the financial statements are issued. FSP 141(R)-1 is effective for assets or liabilities arising from contingencies in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.

The SEC issued a final rule (RIN 3235-AJ71 Interactive Data to Improve Financial Reporting) requiring companies to provide financial statement information in a form that is intended to improve its usefulness to investors. This final rule applies to public companies and foreign private issuers that prepare their financial statements in accordance with generally accepted accounting principles (GAAP) and foreign private issuers that prepare their financial statements using International Financial Reporting Standards (IFRS). Companies will provide their financial statements to the SEC and on their corporate website in interactive data format using eXtensible Business Reporting Language (XBRL). The interactive data will be provided as an exhibit to periodic and current reports and registration statements, as well as to transition reports for a change in fiscal year. We will be required to submit an interactive data file for our June 30, 2010 quarterly report on Form 10-Q.

In November 2008, the SEC issued for comment a proposed roadmap regarding the potential use by U.S. issuers of financial statements prepared in accordance with IFRS. IFRS is a comprehensive series of accounting standards published by the International Accounting Standards Board (IASB). Under the proposed roadmap, we could be required in fiscal 2014 to prepare financial statements in accordance with IFRS. The SEC will make a determination in 2011 regarding the mandatory adoption of IFRS. We are currently assessing the impact that this potential change would have on our condensed consolidated financial statements and we will continue to monitor the development of the potential implementation of IFRS.

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

We urge you not to place undue reliance on these forward-looking statements, which speak only as of the date of this Quarterly Report. These and other risk factors are more fully described and discussed in our annual report on Form 10-K for the fiscal year ended December 31, 2008, previously filed with the SEC, those referenced in Item 1A of Part II below, and from time to time, in our other filings with the SEC. We undertake no obligation to revise or update any forward-looking statements in order to reflect any event or circumstance that may arise after the date of this Quarterly Report. We also suggest that you carefully review and consider the various disclosures made in this Quarterly Report that attempt to advise interested parties of the risks and factors that may affect our business, financial condition, results of operations and prospects.

Item 3.	Quantitative and Qualitative Disclosure about Market Risks

Our exposure to market risks relates to changes in interest rates for borrowing under our revolving credit facility. At March 31, 2009, we had $95.2 million outstanding on our revolving credit facility. Borrowings under our revolving credit facility bear interest at variable rates. A hypothetical 10% increase in interest rates would increase our annual interest expense for the three months ended March 31, 2009, by less than $0.1 million.

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

As of March 31, 2009, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), management evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 of the Exchange Act. Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective, as of the end of the period covered by this report, such that the information relating to us that is required to be disclosed in our reports filed with the SEC (i) is recorded, processed, summarized and reported within the time period specified in SEC rules and forms and (ii) is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

Although we cannot predict the outcome of these and other legal proceedings, investigations, claims and disputes, based on the information now available to us, we do not believe the ultimate resolution of these matters, either individually or in the aggregate, will have a material adverse effect on our business, prospects, financial condition, operating results or cash flows.

Item 1A.	Risk Factors

Other than as set forth below, there have been no material changes from the risk factors disclosed in the “Risk Factors” section of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008. The risk factor below was disclosed in our Form 10-K, but has been updated to reflect current information.

Unfavorable federal government audit results could subject us to penalties or sanctions, adversely affect our profitability, harm our reputation and relationships with our customers or impair our ability to win new contracts.

The Defense Contract Audit Agency (DCAA) and other government agencies routinely audit and investigate government contracts and systems. These agencies review a contractor’s performance on its contract, cost structure and compliance with applicable laws, regulations and standards. The DCAA also reviews the adequacy of, and a contractor’s compliance with, its internal control systems and policies, including the contractor’s accounting, purchasing, estimating, compensation and management information systems. Allegations of impropriety or deficient controls could harm our reputation or influence the award of new contracts. Any costs found to be improperly allocated to a specific contract will not be reimbursed, while such costs already reimbursed must be refunded. Over the last several months, U.S. Government contractors, including our Company, have seen a trend of increased scrutiny by the DCAA and other U.S. Government agencies. If any of our internal control systems or policies is found non-compliant or inadequate, payments may be suspended under our contracts or we may be subjected to increased government scrutiny and approval that could delay or adversely affect our ability to invoice and receive timely payment on our contracts, perform contracts or compete for contracts with the U.S. Government. As a result, a DCAA audit could materially affect our competitive position and result in a substantial adjustment to our revenues. DCAA audits for costs incurred on work performed after 2005 have not yet been completed. In addition, government agency audits on a certain cost center of the Company have not been completed for the years 2002 through 2004 and one of our foreign operations has not yet been audited for 2003 and 2004. While we believe that the vast majority of such costs will be approved upon final audit, we do not know the outcome of any future audits and adjustments and, if any future audit adjustments exceed our estimates, our profitability could be adversely affected. Additionally, if a government audit uncovers improper or illegal activities, we may be subject to civil and criminal penalties and administrative sanctions, including termination of contracts, forfeiture of profits, suspension of payments, fines and suspension or debarment from doing business with federal government agencies.

Item 6.	Exhibits

Exhibits required by Item 601 of Regulation S-K:

The following lists certain exhibits either filed herewith or filed with the SEC during the fiscal quarter ended March 31, 2009.

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

MANTECH INTERNATIONAL CORPORATION

Date: May 1, 2009	By:	/s/ GEORGE J. PEDERSEN
	Name:	George J. Pedersen
	Title:	Chairman of the Board of Directors and Chief Executive Officer

Date: May 1, 2009	By:	/s/ KEVIN M. PHILLIPS
	Name:	Kevin M. Phillips
	Title:	Chief Financial Officer