Form 10-Q
period 2009-06-30
MANTECH INTERNATIONAL CORP
filed 2009-07-31
CIK 892537

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

or

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

As of July 29, 2009 there were outstanding 21,991,219 shares of our Class A common stock and 13,678,345 shares of our Class B common stock.

MANTECH INTERNATIONAL CORPORATION

FORM 10-Q

FOR THE QUARTER ENDED June 30, 2009

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

MANTECH INTERNATIONAL CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in Thousands Except Per Share Amounts)

	(unaudited)
	June 30, 2009	December 31, 2008
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$33,441	$4,375
Receivables—net	378,677	407,248
Prepaid expenses and other	12,180	14,200

Total Current Assets	424,298	425,823

Property and equipment—net	14,513	16,563
Goodwill	488,087	479,516
Other intangibles—net	79,164	78,710
Employee supplemental savings plan assets	16,635	14,771
Other assets	5,891	6,329

TOTAL ASSETS	$1,028,588	$1,021,712

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of debt	$20,000	$44,100
Accounts payable and accrued expenses	129,926	157,407
Accrued salaries and related expenses	70,059	75,121
Billings in excess of revenue earned	8,470	8,451

Total Current Liabilities	228,455	285,079

Accrued retirement	17,621	15,930
Other long-term liabilities	7,881	7,769
Deferred income taxes—non-current	34,478	32,398

TOTAL LIABILITIES	288,435	341,176

COMMITMENTS AND CONTINGENCIES	—	—

STOCKHOLDERS’ EQUITY:
Common stock, Class A—$0.01 par value; 150,000,000 shares authorized; 22,173,268 and 21,765,004 shares issued at June 30, 2009 and December 31, 2008; 21,930,228 and 21,521,964 shares outstanding at June 30, 2009 and December 31, 2008	222	218
Common stock, Class B—$0.01 par value; 50,000,000 shares authorized; 13,678,345 and 13,958,345 shares issued and outstanding at June 30, 2009 and December 31, 2008	137	140
Additional paid-in capital	344,527	336,454
Treasury stock, 243,040 shares at cost at June 30, 2009 and December 31, 2008	(9,114)	(9,114)
Retained earnings	405,988	352,978
Accumulated other comprehensive loss	(141)	(140)
Unearned Employee Stock Ownership Plan shares	(1,466)	—

TOTAL STOCKHOLDERS’ EQUITY	740,153	680,536

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,028,588	$1,021,712

See notes to condensed consolidated financial statements.

MANTECH INTERNATIONAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In Thousands Except Per Share Amounts)

	(unaudited) Three months ended June 30,		(unaudited) Six months ended June 30,
	2009	2008	2009	2008
REVENUES	$514,068	$464,970	$963,638	$890,042
Cost of services	422,242	391,364	792,546	747,082
General and administrative expenses	46,953	36,496	85,861	71,296

OPERATING INCOME	44,873	37,110	85,231	71,664
Interest expense	(404)	(969)	(707)	(2,611)
Interest income	47	131	116	341
Other income (expense), net	111	(12)	108	(132)

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	44,627	36,260	84,748	69,262
Provision for income taxes	(16,095)	(14,364)	(31,738)	(27,433)

NET INCOME	$28,532	$21,896	$53,010	$41,829

BASIC EARNINGS PER SHARE:
Class A basic earnings per share	$0.80	$0.63	$1.49	$1.21

Weighted average common shares outstanding	21,909	20,835	21,752	20,577

Class B basic earnings per share	$0.80	$0.63	$1.49	$1.21

Weighted average common shares outstanding	13,678	14,033	13,795	14,135

DILUTED EARNINGS PER SHARE:
Class A diluted earnings per share	$0.80	$0.62	$1.48	$1.19

Weighted average common shares outstanding	22,146	21,298	22,055	21,040

Class B diluted earnings per share	$0.80	$0.62	$1.48	$1.19

Weighted average common shares outstanding	13,678	14,033	13,795	14,135

See notes to condensed consolidated financial statements.

MANTECH INTERNATIONAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in Thousands)

	(unaudited) Three months ended June 30,		(unaudited) Six months ended June 30,
	2009	2008	2009	2008
NET INCOME	$28,532	$21,896	$53,010	$41,829

OTHER COMPREHENSIVE INCOME:
Translation adjustment	4	(48)	(1)	(46)

Total other comprehensive income	4	(48)	(1)	(46)

COMPREHENSIVE INCOME	$28,536	$21,848	$53,009	$41,783

See notes to condensed consolidated financial statements.

MANTECH INTERNATIONAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in Thousands)

	(unaudited) Six months ended June 30,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$53,010	$41,829
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation	3,572	3,363
Excess tax benefits from exercise of stock options	(243)	(3,301)
Deferred income taxes	1,224	3,121
Depreciation and amortization	8,839	8,311
Change in assets and liabilities—net of effects from acquired businesses:
Receivables-net	29,858	(16,635)
Prepaid expenses and other	2,871	(3,192)
Accounts payable and accrued expenses	(27,311)	13,897
Accrued salaries and related expenses	(5,420)	4,707
Billings in excess of revenue earned	19	(2,390)
Accrued retirement	(173)	(615)
Other	639	1,252

Net cash flow from operating activities	66,885	50,347

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(1,553)	(3,076)
Investment in capitalized software for internal use	(1,353)	(1,001)
Proceeds from note receivable	—	5,126
Acquisition of businesses - net of cash acquired	(13,645)	(381)

Net cash flow from investing activities	(16,551)	668

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	2,589	14,650
Excess tax benefits from the exercise of stock options	243	3,301
Net repayment under the line of credit	(24,100)	(67,000)

Net cash flow from financing activities	(21,268)	(49,049)

NET INCREASE IN CASH AND CASH EQUIVALENTS	29,066	1,966
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	4,375	8,048

CASH AND CASH EQUIVALENTS, END OF PERIOD	$33,441	$10,014

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for income taxes	$32,280	$26,056

Cash paid for interest	$528	$2,682

Noncash financing activities:
Employee Stock Ownership Plan Contributions	$1,691	$1,169

See notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2009

UNAUDITED

1. Introduction and Overview

ManTech International Corporation (depending on the circumstances, “ManTech” “Company” “we” “our” “ours” or “us”) is a provider of innovative technologies and solutions for mission-critical national security programs for the Intelligence Community; the departments of Defense, State, Homeland Security and Justice; the Space Community; the National Oceanic and Atmospheric Administration; and other U.S. federal government customers. ManTech’s expertise includes systems engineering, systems integration, software development services, enterprise architecture, cyber security, information assurance, intelligence operations and analysis support, network and critical infrastructure protection, information operations and information warfare support, information technology, communications integration, global logistics and supply chain management and service oriented architectures. The Company supports the advanced telecommunications systems that are used in Operation Iraqi Freedom and in other parts of the world; has developed a secure, collaborative communication system for the U.S. Department of Homeland Security; and builds and maintains secure databases that track terrorists. With approximately 8,000 highly qualified employees, we operate in approximately 40 countries worldwide.

2. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and note disclosures normally included in the annual financial statements, prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted pursuant to those rules and regulations. We recommend that you read these unaudited condensed consolidated financial statements in conjunction with the consolidated financial statements and related notes included in our annual report on Form 10-K for the fiscal year ended December 31, 2008, previously filed with the SEC. We believe that the unaudited condensed consolidated financial statements in this Form 10-Q reflect all adjustments that are necessary to fairly present the financial position, results of operations and cash flows for the interim periods presented. The results of operations for such interim periods are not necessarily indicative of the results that can be expected for the full year. Management has evaluated subsequent events after the balance sheet date through the financial statement issuance date for appropriate accounting and disclosure.

3. Acquisitions

The DDK Technology Group, Inc. (DDK) acquisition has been accounted for using the acquisition method of accounting under Statement of Financial Accounting Standards (SFAS) No. 141(R), Business Combination (SFAS 141(R)). Acquisitions prior to January 1, 2009 have been accounted for using the purchase accounting method under SFAS 141, Business Combinations. Additional information related to our acquisitions can be found in our annual report on Form 10-K for the fiscal year ended December 31, 2008, previously filed with the SEC.

DDK Technology Group Acquisition – On March 13, 2009, we completed the acquisition of all outstanding equity interests of DDK. The results of DDK’s operations have been included in our condensed consolidated financial statements since that date. The acquisition was consummated pursuant to stock purchase agreement (DDK Purchase Agreement), dated March 13, 2009, by and among ManTech, DDK and the shareholders of DDK. DDK was a privately held company, providing information technology and cyber security for several Department of Defense agencies.

The final purchase price was $14.0 million. The DDK Purchase Agreement does not contain provisions for contingent consideration. We primarily utilized borrowings under our credit agreement to finance the acquisition.

EWA Services Acquisition – On November 28, 2008, we completed the acquisition of all outstanding equity interests of EWA Services, Inc. (EWA). EWA was a subsidiary of a privately-held company, providing information technology, threat analysis and test and evaluation services for several Department of Defense agencies. The acquisition of EWA has expanded our work in Department of Defense and Intelligence missions.

The initial purchase price was $12.3 million, which included a $0.3 million estimated working capital adjustment. The initial purchase price may be increased or reduced if the final closing working capital differs from the estimated closing working capital pursuant to the EWA Purchase Agreement. The initial purchase price may be reduced based on the collection of certain accounts receivable and the settlement of certain contingent liabilities. We expect to conclude on the purchase accounting prior to year end. We primarily utilized borrowings under our credit agreement to finance the acquisition.

Emerging Technologies Group Acquisition – On August 29, 2008, we completed the acquisition of all outstanding equity interests in Emerging Technologies Group, USA, Inc. (ETG). ETG was privately-held company, providing computer and network forensics supporting the counterterrorism and counter-intelligence mission around the world. ETG’s customer base is focused primarily in the Intelligence Community and the Department of Defense. The acquisition of ETG has deepened our capabilities in the cyber security and positions us to develop additional work related to the Comprehensive National Cyber Initiative.

The initial purchase price was $25.1 million, which included $0.1 million in transaction fees. The initial purchase price may be reduced based on the collection of certain accounts receivable. We primarily utilized borrowings under our credit agreement to finance the acquisition.

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

The weighted average number of common shares outstanding is computed as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Numerator for net income per Class A and Class B common stock:
Net income	$28,532	$21,896	$53,010	$41,829

Numerator for basic net income Class A common stock	$17,566	$13,084	$32,439	$24,796
Numerator for basic net income Class B common stock	$10,966	$8,812	$20,571	$17,033

Numerator for diluted net income Class A common stock	$17,638	$13,199	$32,613	$25,020
Numerator for diluted net income Class B common stock	$10,894	$8,697	$20,397	$16,809

Basic weighted average common shares outstanding
Class A common stock	21,909	20,835	21,752	20,577
Class B common stock	13,678	14,033	13,795	14,135

Effect of potential exercise of stock options
Class A common stock	237	463	303	463
Class B common stock	—	—	—	—

Diluted weighted average common shares outstanding - Class A	22,146	21,298	22,055	21,040

Diluted weighted average common shares outstanding - Class B	13,678	14,033	13,795	14,135

For the three months ended June 30, 2009 and 2008, options to purchase 1.6 million and 0.7 million shares, respectively, weighted for the portion of the period for which they were outstanding, were outstanding but not included in the computation of diluted earnings per share because the options’ effect would have been anti-dilutive. For the six months ended June 30, 2009 and

2008, options to purchase 1.3 million and 0.8 million shares, respectively, weighted for the portion of the period for which they were outstanding, were outstanding but not included in the computation of diluted earnings per share because the options’ effect would have been anti-dilutive. For the six months ended June 30, 2009 and 2008, shares issued from the exercise of stock options were 0.1 million and 0.6 million, respectively.

5. Receivables

We deliver a broad array of information technology and technical services solutions under contracts with the U.S. government, state and local governments and commercial customers. The components of contract receivables are as follows (in thousands):

	June 30, 2009	December 31, 2008
Billed receivables	$322,208	$342,619
Unbilled receivables:
Amounts billable	48,817	57,505
Revenues recorded in excess of funding	11,127	11,341
Revenues recorded in excess of milestone billings on fixed price contracts	688	929
Retainage	3,579	3,175
Allowance for doubtful accounts	(7,742)	(8,321)

	$378,677	$407,248

Amounts billable consist principally of amounts to be billed within the next month. Revenues recorded in excess of funding are billable upon receipt of contractual amendments or other modifications. Revenues recorded in excess of milestone billings on fixed price contracts consist of amounts not expected to be billed within the next month. The retainage is billable upon completion of the contract performance and approval of final indirect expense rates by the government. Accounts receivable at June 30, 2009, are expected to be substantially collected within one year except for approximately $2.8 million.

6. Property and Equipment

Major classes of property and equipment are summarized as follows (in thousands):

	June 30, 2009	December 31, 2008
Furniture and equipment	$26,964	$27,196
Leasehold improvements	15,849	15,543

	42,813	42,739
Less: Accumulated depreciation and amortization	(28,300)	(26,176)

	$14,513	$16,563

7. Goodwill and Other Intangibles

SFAS 142, Goodwill and Other Intangible Assets requires, among other things, the discontinuance of goodwill amortization. Under SFAS 142, goodwill is to be reviewed at least annually for impairment; we have elected to perform this review annually during the second quarter each calendar year. These reviews indicated no impairment and therefore resulted in no adjustments in goodwill.

The changes in the carrying amounts of goodwill during the year ended December 31, 2008 and the period ended June 30, 2009 are as follows (in thousands):

		Goodwill Balance
Net amount at December 31, 2007		$451,832
Acquisition-ETG	$18,349
Additional consideration for the acquisition of MBI	223
Additional consideration for the acquisition of SRS	120
Acquisition-EWA	8,992	27,684

Net amount at December 31, 2008		$479,516
Additional purchase adjustments related to EWA	$(336)
Acquisition-DDK	8,907	8,571

Net amount at June 30, 2009		$488,087

Intangible assets consisted of the following (in thousands):

	June 30, 2009			December 31, 2008
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized intangible assets:
Contract and program intangibles	$107,430	$34,947	$72,483	$103,255	$29,913	$73,342
Capitalized software cost for sale	10,138	9,884	254	10,138	9,847	291
Capitalized software cost for internal use	17,630	11,251	6,379	15,119	10,093	5,026
Other	58	10	48	58	7	51

	$135,256	$56,092	$79,164	$128,570	$49,860	$78,710

Aggregate amortization expense relating to intangible assets for the three months ended June 30, 2009 and 2008 was $3.1 million and $3.0 million, respectively. Aggregate amortization expense relating to intangible assets for the six months ended June 30, 2009 and 2008 was $6.2 million and $6.0 million, respectively. We estimate that we will have the following amortization expense for the future periods indicated below (in thousands):

For the remaining six months ending December 31, 2009	$6,257
Year ending:
December 31, 2010	$10,612
December 31, 2011	$7,204
December 31, 2012	$5,899
December 31, 2013	$5,023
December 31, 2014	$4,091

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

Borrowings under the credit agreement are collateralized by our assets and bear interest at one of the following rates as selected by the Company: a London Interbank Offer Rate (LIBOR) based rate plus market-rate spreads that are determined based on the Company’s leverage ratio calculation (0.875% to 1.5%), or the lender’s base rate, which is the lower of the Federal Funds Rate plus 0.5% or Bank of America’s prime lending rate. At June 30, 2009, the borrowing rate on our outstanding debt was 1.19%.

The terms of the credit agreement permit prepayment and termination of the loan commitments at any time, subject to certain conditions. The credit agreement requires the Company to comply with specified financial covenants, including the maintenance of a certain leverage ratio and fixed charge coverage ratio. The credit agreement also contains various covenants, including affirmative covenants with respect to certain reporting requirements and maintaining certain business activities, and negative covenants that, among other things, may limit our ability to incur liens, incur additional indebtedness, make investments, make acquisitions, pay cash dividends and undertake certain additional actions. As of June 30, 2009, we were in compliance with our financial covenants under the credit agreement.

We had $20.0 million outstanding on our credit facility at June 30, 2009 and $44.1 million outstanding at December 31, 2008. As of June 30, 2009, we were contingently liable under letters of credit totaling $0.7 million, which reduces our availability to borrow under our credit facility. The maximum additional available borrowing under the credit facility at June 30, 2009 was $279.3 million.

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

10. Stock-Based Compensation

Stock Options—In June 2006, the Company’s stockholders approved our 2006 Management Incentive Plan (the Plan), which was designed to enable us to attract, retain and motivate key employees. The Plan amended and restated the Company’s Management Incentive Plan that was approved by the Company’s stockholders prior to the initial public offering in 2002 (the 2002 Plan). In connection with the creation of the Plan, all options outstanding under the 2002 Plan were assumed. Awards granted under the Plan are settled in shares of Class A common stock. At the beginning of each year, the Plan provides that the number of shares available for issuance automatically increases by an amount equal to one and one-half percent of the total number of shares of Class A and Class B common stock outstanding on December 31st of the previous year. On January 1, 2009, 532,205 additional shares were made available for issuance under the Plan. Through June 30, 2009, the aggregate number of shares of our common stock authorized for issuance under the Plan was 1,972,473. Through June 30, 2009, 3,433,090 shares of our Class A common stock have been issued as a result of the exercise of the options granted under the Plan. The Plan expires in June 2016.

The Plan is administered by the compensation committee of our Board of Directors, along with its delegates. Subject to the express provisions of the Plan, the committee has the Board of Directors’ authority to administer and interpret the Plan, including the discretion to determine the exercise price, vesting schedule, contractual life and the number of shares to be issued.

We typically issue options that vest in three equal installments, beginning on the first anniversary of the date of grant. Prior to January 1, 2006, we typically issued options under the 2002 Plan that expired ten years after the date of grant. Under the terms of the Plan, the contractual life of the option grants may not exceed eight years. During the six months ended June 30, 2009 and 2008, we issued options that expire five years from the date of grant. The Company expects that it will continue to issue options that expire five years from the date of grant for the foreseeable future.

Stock Compensation Expense—For the three months ended June 30, 2009 and 2008, we recorded $1.8 million and $1.6 million of stock-based compensation cost, respectively. For the six months ended June 30, 2009 and 2008, we recorded $3.6 million and $3.4 million of stock-based compensation cost, respectively. No compensation expense of employee’s holding stock options, including stock-based compensation expense, was capitalized during the period. As of June 30, 2009, there was $12.4 million of unrecognized compensation cost related to share-based compensation arrangements that we expect to vest. The weighted-average period over which expense is expected to be recognized is 2.0 years. For the six months ended June 30, 2009 and 2008, the total recognized tax benefits from the exercise of stock options were $0.2 million and $3.6 million respectively.

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

The following weighted-average assumptions were used for option grants during the six months ended June 30, 2009 and 2008:

Volatility. The expected volatility of the options granted was estimated based upon historical volatility of the Company’s share price through weekly observations of the Company’s trading history. For the six months ended June 30, 2009 and 2008, we used a volatility of 40.3% and 34.3%, respectively.

Expected Term. The expected term of options granted to employees during the six months ended June 30, 2009 and 2008 was determined from historical exercises of the grantee population. For all grants valued during the six months ended June 30, 2009 and 2008, the options had graded vesting over 3 years (33.3% of the options in each grant vest annually) and the contractual term was 5 years. For the six months ended June 30, 2009 and 2008, the options had a weighted-average expected term of 2.85 years and 2.92 years, respectively.

Risk-free Interest Rate. The yield on zero-coupon U.S. Treasury strips was used to extrapolate a forward-yield curve. This “term structure” of future interest rates was then input into a numeric model to provide the equivalent risk-free rate to be used in the Black-Scholes-Merton model based on expected term of the underlying grants. For the six months ended June 30, 2009 and 2008, the weighted-average risk-free interest rate used was 1.3% and 1.7%, respectively.

Dividend Yield. The Black-Scholes-Merton valuation model requires an expected dividend yield as an input. We have not issued dividends in the past nor do we expect to issue dividends in the future. As such, the dividend yield used in our valuations for the six months ended June 30, 2009 and 2008 was zero, respectively.

Stock Option Activity— During the six months ended June 30, 2009, we granted stock options to purchase 667,000 shares of Class A common stock at a weighted-average exercise price of $43.48 per share, which reflects the fair market value of the shares on the date of grant. The weighted-average fair value of options granted during the six months ended June 30, 2009 and 2008, as determined under the Black-Scholes-Merton valuation model, was $12.19 and $10.53, respectively. These options vest in three equal installments over three years and have a contractual term of 5 years. Option grants that vested during the six months ended June 30, 2009 and 2008 had a combined fair value of $4.7 million and $4.9 million, respectively.

Information with respect to stock option activity and stock options outstanding for the year ended December 31, 2008 and the six months ended June 30, 2009.

	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value (in thousands)
Shares under option, December 31, 2007	2,301,242	$28.30
Options granted	724,250	$45.27
Options exercised	(922,014)	$24.61	$24,383
Options cancelled and expired	(142,329)	$36.55

Shares under option, December 31, 2008	1,961,149	$35.75	$36,164
Options granted	667,000	$43.48
Options exercised	(89,107)	$29.08	$1,244
Options cancelled and expired	(99,750)	$40.87

Shares under option, June 30, 2009	2,439,292	$37.92	$12,493

The following table summarizes nonvested stock options for the six months ended June 30, 2009:

	Number of Shares	Weighted Average Fair Value
Nonvested stock options at December 31, 2008	1,314,862	$11.51
Options granted	667,000	$12.19
Vested during period	(429,458)	$11.03
Options cancelled	(98,583)	$11.02

Nonvested shares under option, June 30, 2009	1,453,821	$12.02

Information concerning stock options outstanding and stock options expected to vest at June 30, 2009:

	Options Exercisable and Expected to Vest	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Aggregate Intrinsic Value (in thousands)
Stock options exercisable	985,471	3.2	$30.37	$12,485
Stock options expected to vest	1,248,561	3.7	$43.09	$(67)

Options exercisable and expected to vest	2,234,032

11. Business Segment and Geographic Area Information

We operate as one segment, delivering a broad array of information technology and technical services solutions under contracts with the U.S. government, state and local governments and commercial customers. Our federal government customers typically exercise independent contracting authority, and even offices or divisions within an agency or department may directly, or through a prime contractor, use our services as a separate customer so long as that customer has independent decision-making and contracting authority within its organization. Revenues from the U.S. government under prime contracts and subcontracts were approximately 98.1% and 98.0% of our total revenue for the six months ended June 30, 2009 and 2008, respectively. There were no sales to any customers within a single country (except for the United States) where the sales accounted for 10% or more of total revenue. We treat sales to U.S. government customers as sales within the United States regardless of where the services are performed. Substantially all assets were held in the United States for the periods ended June 30, 2009 and December 31, 2008. Revenues by geographic customer and the related percentages of total revenues for the three and six months ended June 30, 2009 and 2008 were as follows (in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2009		2008		2009		2008
United States	$509,022	99.0%	$459,236	98.8%	$953,361	98.9%	$878,680	98.7%
International	5,046	1.0	5,734	1.2	10,277	1.1	11,362	1.3

	$514,068	100.0%	$464,970	100.0%	$963,638	100.0%	$890,042	100.0%

During the three and six months ended June 30, 2009, our U.S. Army Tank-Automotive Command (TACOM) contract exceeded 10% of our revenue from external customers. During the three months ended June 30, 2008, our Countermine contract exceeded 10% of our revenue. During the six months ended June 30, 2008, there were no contracts that exceeded 10% of our revenue.

	Three Months Ended June 30,				Six Months Ended June 30,
	2009	%	2008	%	2009	%	2008	%
	(amounts in thousands)
Revenues from external customers:
TACOM	$107,130	21%	$—	0%	$160,989	17%	$—	0%
Countermine	14,176	3%	49,561	11%	46,063	5%	54,974	6%
All other contracts	392,762	76%	415,409	89%	756,586	78%	835,068	94%

ManTech Consolidated	$514,068	100%	$464,970	100%	$963,638	100%	$890,042	100%

Operating Income:
TACOM	$5,042	11%	$—	0%	$9,111	11%	$—	0%
Countermine	(66)	0%	2,213	6%	(40)	0%	3,337	5%
All other contracts	39,897	89%	34,897	94%	76,160	89%	68,327	95%

ManTech Consolidated	$44,873	100%	$37,110	100%	$85,231	100%	$71,664	100%

					June 30, 2009%		December 31, 2008%
Receivables:
TACOM					$48,444	13%	$24,648	6%
Countermine					4,214	1%	30,164	7%
All other contracts					326,019	86%	352,436	87%

ManTech Consolidated					$378,677	100%	$407,248	100%

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

Although forward-looking statements in this Quarterly Report reflect the good faith judgment of management, such statements can only be based on facts and factors currently known by us. Consequently, forward-looking statements are inherently subject to risks and uncertainties, and actual results and outcomes may differ materially from the results and outcomes discussed in or anticipated by the forward-looking statements. We believe that it is important to communicate our future expectations to our investors. However, there may be events in the future that we are not able to predict accurately or control. Factors that could cause actual results to differ materially from the results we anticipate include, but are not limited to, the following:

•	adverse changes in U.S. government spending priorities;

•	failure to retain existing U.S. government contracts, win new contracts or win recompetes;

•	adverse results of U.S. government audits of our government contracts;

•	risks associated with complex U.S. government procurement laws and regulations;

•	adverse effect of contract consolidations;

•	risk of contract performance or termination;

•	failure to obtain option awards, task orders or funding under contracts;

•	curtailment of the U.S. Government’s outsourcing of mission-critical support and information technology services;

•	adverse changes in our mix of contract types;

•	failure to successfully integrate recently acquired companies or businesses into our operations or to realize any accretive or synergistic effects from such acquisitions;

•	failure to identify, execute or effectively integrate future acquisitions;

•	risks of financing, such as increases in interest rates and restrictions imposed by our credit agreement, including our ability to meet existing financial covenants;

•	risks related to an inability to obtain new or additional financing; and

•	competition.

We urge you not to place undue reliance on these forward-looking statements, which speak only as of the date of this Quarterly Report. These and other risk factors are more fully described and discussed in our annual report on Form 10-K for the fiscal year ended December 31, 2008, previously filed with the Securities and Exchange Commission (SEC), and from time to time, in our other filings with the SEC. We undertake no obligation to revise or update any forward-looking statements in order to reflect any event or circumstance that may arise after the date of this Quarterly Report. We also suggest that you carefully review and consider the various disclosures made in this Quarterly Report that attempt to advise interested parties of the risks and factors that may affect our business, financial condition, results of operations and prospects.

Introduction and Overview

ManTech International Corporation (depending on the circumstances, “ManTech” “Company” “we” “our” “ours” or “us”) is a provider of innovative technologies and solutions for mission-critical national security programs for the Intelligence Community; the departments of Defense, State, Homeland Security and Justice; the Space Community; the National Oceanic and Atmospheric Administration; and other U.S. federal government customers. ManTech’s expertise includes systems engineering, systems integration, software development services, enterprise architecture, cyber security, information assurance, intelligence operations and analysis support, network and critical infrastructure protection, information operations and information warfare support, information technology, communications integration, global logistics and supply chain management and service oriented architectures. The Company supports the advanced telecommunications systems that are used in Operation Iraqi Freedom and in other parts of the world; has developed a secure, collaborative communication system for the U.S. Department of Homeland Security; and builds and maintains secure databases that track terrorists. With approximately 8,000 highly qualified employees, we operate in approximately 40 countries worldwide.

We derive revenue primarily from contracts with U.S. government agencies that are focused on national security and as a result, funding for our programs is generally linked to trends in U.S. government spending in the areas of defense, intelligence, homeland security and other federal agencies. Related to the evolving terrorist threats and world events, the U.S. government has continued to increase its overall defense, intelligence and homeland security budgets.

We recommend that you read this discussion and analysis in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our annual report on Form 10-K for the fiscal year ended December 31, 2008, previously filed with the SEC as well as the quarterly financial statements and notes contained within this Form 10-Q filing.

Three Months Ended June 30, 2009 Compared to the Three Months Ended June 30, 2008

	Three Months Ended June 30,				Period-to-Period Change
	2009	2008	2009	2008	2008 to 2009
	Dollars		Percentages		Dollars	Percent
	(dollars in thousands)
REVENUES	$514,068	$464,970	100.0%	100.0%	$49,098	10.6%
Cost of services	422,242	391,364	82.1%	84.2%	30,878	7.9%
General and administrative expenses	46,953	36,496	9.1%	7.8%	10,457	28.7%

OPERATING INCOME	44,873	37,110	8.8%	8.0%	7,763	20.9%
Interest expense	(404)	(969)	0.1%	0.2%	565	-58.3%
Interest income	47	131	0.0%	0.0%	(84)	-64.1%
Other expense, net	111	(12)	0.0%	0.0%	123	-1025.0%

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	44,627	36,260	8.7%	7.8%	8,367	23.1%
Provision for income taxes	(16,095)	(14,364)	3.1%	3.1%	(1,731)	12.1%

NET INCOME	$28,532	$21,896	5.6%	4.7%	$6,636	30.3%

Revenues

Revenues increased 10.6% to $514.1 million for the three months ended June 30, 2009, compared to $465.0 million for the same period in 2008. The increase was primarily due to our contracts supporting forward deployments in Iraq, Afghanistan and other areas around the world and our acquisitions of Emerging Technologies Group, USA, Inc. (ETG) in August 2008, EWA Services, Inc. (EWA) in November 2008 and DDK Technology Services, Inc. (DDK) in March 2009. Revenue growth of $50.1 million came from global logistics and supply chain management contracts; specifically contracts for the installation, sustainment and repair of communication systems and heavily armored vehicles designed to counter or clear mines and improvised explosive devices (IED), such as the Route Clearance (Countermine) family of vehicles supporting the U.S. Army Tank-Automotive Command (TACOM). Revenue growth of $14.3 million came from our cyber security related contracts. These increases were partially offset by a decline in certain Space related work.

Cost of services

Cost of services increased 7.9% to $422.2 million for the three months ended June 30, 2009, compared to $391.4 million for the same period in 2008. The increase in cost of services is primarily due to direct labor costs, which include applicable fringe benefits and overhead related to our IED and cyber security contracts and our recent acquisitions of ETG, EWA and DDK. As a percentage of revenues, cost of services decreased 2.1% to 82.1% for the three months ended June 30, 2009 as compared to 84.2% for the same period in 2008 primarily due to the relative mix of materials costs to direct labor costs. Direct labor costs increased by 10.7% over the same period in 2008 primarily due to acquisitions and growth in staff supporting global logistics, supply chain management and cyber security. Other direct costs, which include subcontractors and third party equipment as well as materials used in the performance of our contracts, increased by 5.5% over the same period in 2008. The increase in other direct costs was primarily due to an increase in purchases of equipment and materials on our contracts for installation and repair of systems designed to counter or clear mines and IEDs. As a percentage of revenues, other direct costs decreased by 2.1% from 45.7% for the three months ended June 30, 2008 to 43.6% for the same period in 2009.

General and administrative expenses

General and administrative expenses increased 28.7% to $47.0 million for the three months ended June 30, 2009, compared to $36.5 million for the same period in 2008. As a percentage of revenues, general and administrative expenses increased to 9.1% from 7.8% for the three months ended June 30, 2009 and 2008, respectively. The increase as a percentage of revenues was largely due to systems and staff requirements needed to support increased demands for materials and services. In addition, increased expense came from system improvements and business development costs. We have also experienced an increase in compliance monitoring and improvement costs due to the current industry trend of amplified government regulation and review.

Interest expense

Interest expense decreased $0.6 million to $0.4 million for the three months ended June 30, 2009, compared to $1.0 million for the same period in 2008. The decrease in interest expense is due to a decline in the interest rate we pay related to our credit facility, as well as a decrease in our average outstanding debt balance. Our average outstanding debt balance for the three months ended June 30, 2009 was $74.4 million compared to $144.5 million for the same period in 2008. The interest rate we incur on our credit facility is impacted by changes in the Federal Funds Rate or London Interbank Offer Rate (LIBOR). Changes in this lending rate could lead to fluctuations in our interest expense in future periods. For additional information, see “Credit Agreement,” below.

Interest income

Interest income decreased less than $0.1 million to less than $0.1 million for the three months ended June 30, 2009, compared to $0.1 million for the same period in 2008. The fluctuation is due to a reduction in the interest rate related to our cash accounts for the three months ended June 30, 2009 as compared to the three months ended June 30, 2008.

Net income

Net income increased 30.3% to $28.5 million for the three months ended June 30, 2009, compared to $21.9 million for the same period in 2008. The increase is a result of higher revenue with improved margins, primarily driven by higher demand for direct labor based projects. Our effective tax rates for the three months ended June 30, 2009 and 2008 were 36.1% and 39.6%, respectively. The decrease in our effective tax rate from our June 30, 2008 results was partially due to the impact of deductible gains related to our Employee Supplemental Savings Plan.

Six Months Ended June 30, 2009 Compared to the Six Months Ended June 30, 2008

	Six Months Ended June 30,				Period-to-Period Change
	2009	2008	2009	2008	2008 to 2009
	Dollars		Percentages		Dollars	Percent
	( dollars in thousands)
REVENUES	$963,638	$890,042	100.0%	100.0%	$73,596	8.3%
Cost of services	792,546	747,082	82.2%	83.9%	45,464	6.1%
General and administrative expenses	85,861	71,296	8.9%	8.0%	14,565	20.4%

OPERATING INCOME	85,231	71,664	8.9%	8.1%	13,567	18.9%
Interest expense	(707)	(2,611)	0.1%	0.3%	1,904	-72.9%
Interest income	116	341	0.0%	0.0%	(225)	-66.0%
Other (expense) income, net	108	(132)	0.0%	0.0%	240	-181.8%

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	84,748	69,262	8.8%	7.8%	15,486	22.4%
Provision for income taxes	(31,738)	(27,433)	3.3%	3.1%	(4,305)	15.7%

NET INCOME	$53,010	$41,829	5.5%	4.7%	$11,181	26.7%

Revenues

Revenues increased 8.3% to $963.6 million for the six months ended June 30, 2009, compared to $890.0 million for the same period in 2008. The increase was primarily due to our contracts supporting forward deployments in Iraq, Afghanistan and other areas around the world and our acquisitions of ETG, EWA and DDK. Revenue growth of $85.1 million came from global logistics and supply chain management contracts; specifically contracts for the installation, sustainment and repair of communication systems and heavily armored vehicles designed to counter or clear mines and IEDs, such as the Route Clearance family of vehicles supporting TACOM. Revenue growth of $28.1 million came from our cyber security related contracts. These increases were partially offset by a decline in certain Space related work.

For the remainder of 2009, we expect our revenue to increase, relative to the first six months of 2009, primarily due to our contracts in global logistics and supply chain management as well as cyber security. While we believe there will be continued growth in our global logistics and supply chain management contracts, we recognize the uncertainty in the U.S. mission and priority of funding for combat operations in Iraq and Afghanistan. We expect continued growth in our cyber security contracts as a result of Government’s Comprehensive National Cyber Initiative funding.

	Year to Date June 30,
	2009	2008
Prime contract revenue	62.3%	48.3%
Subcontract revenue	37.7%	51.7%

Total Revenue	100.0%	100.0%

Our percentage of revenue derived as a prime contractor has increased for the six months ended June 30, 2009 compared to 2008. This increase is largely due to our sole source prime contract award in 2008 to continue and expand our support for the Route Clearance family of contract vehicles. Customers have increased their purchases through larger, more consolidated contract vehicles. We do not believe this industry trend will have a materially adverse affect on our revenues for the remainder of fiscal year 2009.

Cost of services

Cost of services increased 6.1% to $792.5 million for the six months ended June 30, 2009, compared to $747.1 million for the same period in 2008. The increase in cost of services is primarily due to direct labor costs, which include applicable fringe benefits and overhead related to our IED and cyber security contracts and our recent acquisitions of ETG, EWA and DDK. As a percentage of revenues, cost of services decreased 1.7% to 82.2% for the six months ended June 30, 2009 as compared to 83.9% for the same period in 2008. Direct labor costs increased by 9.0% over the same period in 2008 primarily due to acquisitions and growth in staff supporting global logistics and supply chain management. As a percentage of revenues, direct labor costs increased 0.3% to 40.1% for the six months ended June 30, 2009, compared to 39.8% for the same period in 2008. The increase in direct labor as a percentage of revenues is primarily due to the relative mix of direct labor and other direct costs. Other direct costs, which include subcontractors and third party equipment and materials used in the performance of our contracts, increased by 3.4% over the same period in 2008. The increase in other direct costs was primarily due to an increase in purchases of equipment and materials on our contracts for installation and repair of systems designed to counter or clear mines and IEDs. As a percentage of revenues, other direct costs decreased by 2.0% from 44.1% for the six months ended June 30, 2008 to 42.1% for the same period in 2009. We expect cost of services to increase, consistent with revenue, for the remainder of fiscal year 2009. We expect the relative mix of direct labor to other direct costs to remain consistent for the remainder of fiscal year 2009.

General and administrative expenses

General and administrative expenses increased 20.4% to $85.9 million for the six months ended June 30, 2009, compared to $71.3 million for the same period in 2008. As a percentage of revenues, general and administrative expenses increased 0.9% from 8.0% to 8.9% for the six months ended June 30, 2009 and 2008, respectively. The increase as a percentage of revenues was largely due to systems and staff requirements needed to support increased demands for materials and services as well as increased business development costs. We have also experienced an increase in compliance monitoring and improvement costs due to the current industry trend of amplified government regulation and review.

Interest expense

Interest expense decreased $1.9 million to $0.7 million for the six months ended June 30, 2009, compared to $2.6 million for the same period in 2008. The decrease in interest expense is due to a decline in the interest rate we pay related to our credit facility, as well as a decrease in our average outstanding debt balance. Our average outstanding debt balance for the six months ended June 30, 2009, was $82.1 million compared to $160.1 million for the same period in 2008. The interest rate we incur on our credit facility is impacted by changes in the Federal Funds Rate or London Interbank Offer Rate (LIBOR). Changes in this lending rate could lead to fluctuations in our interest expense in future periods. In addition, if we were to make a significant acquisition, our interest expense would increase, depending upon the size of the acquisition. For additional information, see “Credit Agreement,” below.

Interest income

Interest income decreased $0.2 million to $0.1 million for the six months ended June 30, 2009, compared to $0.3 million for the same period in 2008. The fluctuation is due to a reduction in the interest rate related to our cash accounts for the six months ended June 30, 2009 as compared to the six months ended June 30, 2008.

Net income

Net income increased 26.7% to $53.0 million for the six months ended June 30, 2009, compared to $41.8 million for the same period in 2008. The increase is a result of higher revenue and improved margins, primarily driven by increased demand for direct labor based projects. Our effective tax rates for the six months ended June 30, 2009 and 2008 were 37.5% and 39.6%, respectively. The decrease in our effective tax rate from our June 30, 2008 results was partially due to the impact of deductible gains related to our Employee Supplemental Savings Plan.

Backlog

At June 30, 2009 and December 31, 2008, our backlog was $3.9 billion and $4.0 billion, respectively, of which $1.0 billion and $1.2 billion, respectively, was funded backlog. Backlog represents estimates that we calculate on a consistent basis. Additional information on how we determine backlog is included in our annual report on Form 10-K for the fiscal year ended December 31, 2008, previously filed with the SEC.

Effects of Inflation

Inflation and uncertainties in the macroeconomic environment, such as conditions in the financial markets, could impact our labor rates beyond the predetermined escalation factors. However, we generally have been able to price our contracts in a manner to accommodate the rates of inflation experienced in recent years. Under our time and materials contracts, labor rates are usually adjusted annually by predetermined escalation factors. Our cost reimbursable contracts automatically adjust for changes in cost. Under our fixed-price contracts, we include a predetermined escalation factor, but generally, we have not been adversely affected by near-term inflation. Purchases of equipment and materials directly for contracts are usually cost reimbursable.

In addition, inflation or inflationary concerns could prompt the Federal Reserve to begin increasing the Federal Funds Rate. As the borrowing rate in our credit facility is tied to the Federal Funds Rate, increases in this rate, given similar levels of debt, could lead to higher interest expense.

Liquidity and Capital Resources

Our primary liquidity needs are the financing of acquisitions, working capital and capital expenditures. Our primary source of liquidity is cash provided by operations and our revolving credit facility. At June 30, 2009, we had $20.0 million outstanding under our credit facility. At June 30, 2009, we were contingently liable under letters of credit totaling $0.7 million, which reduces our ability to borrow under our credit facility. The maximum available borrowing under our credit facility at June 30, 2009 was $279.3 million. Generally, cash provided by operating activities is adequate to fund our operations. Due to fluctuations in our cash flows and the growth in our operations, it is necessary from time to time to increase borrowings under our credit facility to meet cash demands. In the future, we may borrow greater amounts or seek alternative sources of financing in order to finance acquisitions or new contract start ups.

Net cash flows from operating activities

	Six months ended June 30,
(in thousands)	2009	2008
Net cash flow from operating activities	$66,885	$50,347

Our operating cash flow is primarily affected by the overall profitability of our contracts, our ability to invoice and collect from our clients in a timely manner and our ability to manage our vendor payments. We bill most of our customers and prime contractors monthly after services are rendered. Increased cash flow from operations during the six months ended June 30, 2009 compared to the same period in 2008 was positively impacted primarily by the timing of the collection of customer receivables. Our receivables days sales outstanding were 66 and 69 for the periods ended June 30, 2009 and 2008, respectively. The timing and amounts of cash collections from our customers can vary significantly based primarily on the procedures requested by the U.S. government to approve such payments.

Net cash flows from investing activities

	Six months ended June 30,
(in thousands)	2009	2008
Net cash flow from investing activities	$(16,551)	$668

Cash flow from investing activities consists primarily of capital expenditures and business acquisitions. Cash outflows during the six months ended June 30, 2009 were primarily due to the acquisition of DDK on March 13, 2009 for $14.0 million as well as purchases of equipment and software for internal use. The cash outflows from operations in 2008 were primarily the result of our investment in property, equipment and internally used software to support our business. The cash flows in 2008 were partially offset by proceeds from the payment of a note receivable in connection with the sale of an equity investment.

Net cash flows from financing activities

	Six months ended June 30,
(in thousands)	2009	2008
Net cash flow from financing activities	$(21,268)	$(49,049)

Cash flow from financing during the six months ended June 30, 2009 resulted primarily from payments under our credit facility of $24.1 million partially offset by proceeds from the exercise of stock options of $2.6 million. The net cash used in financing activities for the six months ended June 30, 2008 resulted from net payments on our credit facility of $67.0 million partially offset by proceeds from the exercise of stock options along with the related tax benefits of $18.0 million.

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

The terms of the credit agreement permit prepayment and termination of the loan commitments at any time, subject to certain conditions. The credit agreement requires the Company to comply with specified financial covenants, including the maintenance of a certain leverage ratio and fixed charge coverage ratio. The credit agreement also contains various covenants, including affirmative covenants with respect to certain reporting requirements and maintaining certain business activities, and negative covenants that, among other things, may limit our ability to incur liens, incur additional indebtedness, make investments, make acquisitions, pay cash dividends and undertake certain additional actions. As of June 30, 2009, we were in compliance with our financial covenants under the credit agreement.

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

Critical Accounting Estimates and Policies

Critical accounting policies are defined as those that are reflective of significant judgments and uncertainties, and potentially result in materially different results under different assumptions and conditions. Application of these policies is particularly important to the portrayal of our financial condition and results of operations. The discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these consolidated financial statements requires management to make estimates and judgments that affect the reported amount of assets, liabilities, revenues and expenses. Actual results may differ from these estimates under different assumptions or conditions. Our significant accounting policies, including the critical policies and practices listed below, are more fully described and discussed in the notes to consolidated financial statements for the fiscal year 2008 included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008, filed with the SEC on February 27, 2009.

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

We review goodwill at least annually for impairment. We have elected to perform this review annually during the second quarter of each calendar year. No adjustments were necessary as a result of this review during the quarter ended June 30, 2009.

Due to the many variables inherent in the estimation of a reporting unit’s fair value and the relative size of the Company’s recorded goodwill, differences in assumptions may have a material effect on the results of the Company’s impairment analysis.

Recent Accounting Pronouncements

In June 2009, SFAS 168, The FASB Accounting Standards Codification and Hierarchy of Generally Accepted Accounting Principles a replacement of FASB Statement No. 162, was issued. The FASB Accounting Standards CodificationTM (Codification) will become the source of authoritative U.S. generally accepted accounting principles (GAAP) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date of SFAS 168, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other nongrandfathered non-SEC accounting literature not included in the Codification will become nonauthoritative.

SFAS 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. Following SFAS 168, the Board will not issue new standards in the form of Statements, FASB Staff Positions or Emerging Issues Task Force Abstracts. Instead, it will issue Accounting Standards Updates. SFAS 162, The Hierarchy of Generally Accepted Accounting Principles, which became effective on November 13, 2008, identified the sources of accounting principles and the framework for selecting the principles used in preparing the financial statements that are presented in conformity with GAAP. SFAS 162 arranged these sources of GAAP in a hierarchy for users to apply accordingly. Once the Codification is in effect, all of its content will carry the same level of authority, effectively superseding SFAS 162. In other words, the GAAP hierarchy will be modified to include only two levels of GAAP: authoritative and nonauthoritative. As a result, SFAS 168 replaces SFAS 162 to indicate this change to the GAAP hierarchy. We are contemplating the potential effects, if any, this pronouncement will have on the Company’s financial position and results of operations.

In June 2009, SFAS 167, Amendments to FASB Interpretation No. 46(R), was issued. The objective of SFAS 167 is to amend certain requirements of FIN 46 (revised December 2003), Consolidation of Variable Interest Entities, or FIN 46(R) to improve financial reporting by enterprises involved with variable interest entities and to provide more relevant and reliable information to users of financial statements. SFAS 167 carries forward the scope of FIN 46(R), with the addition of entities previously considered qualifying special-purpose entities, as the concept of these entities was eliminated in SFAS 166, Accounting for Transfers of Financial Assets. SFAS 167 nullifies FASB Staff Position FAS 140-4 and FIN 46(R)-8, Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities. The principal objectives of these new disclosures are to provide financial statement users with an understanding of:

a.

The significant judgments and assumptions made by an enterprise in determining whether it must consolidate a variable interest entity and/or disclose information about its involvement in a variable interest entity;

b.

The nature of restrictions on a consolidated variable interest entity’s assets and on the settlement of its liabilities reported by an enterprise in its statement of financial position, including the carrying amounts of such assets and liabilities;

c.	The nature of, and changes in, the risks associated with an enterprise’s involvement with the variable interest entity; and

d.	How an enterprise’s involvement with the variable interest entity affects the enterprise’s financial position, financial performance and cash flows.

SFAS 167 is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009. Earlier application is prohibited. The provisions of SFAS 167 need not be applied to immaterial items. We are contemplating the potential effects, if any, this pronouncement will have on the Company’s financial position and results of operations.

In June 2009, Staff Accounting Bulletin (SAB) 112 was issued. SAB 112 amends or rescinds portions of the interpretive guidance included in the Staff Accounting Bulletin Series in order to make the relevant interpretive guidance consistent with current authoritative accounting and auditing guidance and SEC rules and regulations. Specifically, the staff is updating the Series in order to bring existing guidance into conformity with recent pronouncements by the FASB, namely, SFAS No. 141 (revised 2007), Business Combinations, or SFAS 141(R), and SFAS 160, Noncontrolling Interests in Consolidated Financial Statements.

In May 2009, SFAS 165, Subsequent Events, was issued. The objective of SFAS 165 is to establish principles and requirements for subsequent events. In particular, SFAS 165 sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements. In addition, it establishes the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements. Furthermore, SFAS 165 states the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. SFAS 165 should be applied to the accounting for and disclosure of subsequent events not addressed in other applicable GAAP. An entity should recognize in the financial statements the effects of all subsequent events that provide additional evidence about conditions that existed at the date of the balance sheet, including the estimates inherent in the process of preparing financial statements. An entity should not recognize subsequent events that provide evidence about conditions that did not exist at the date of the balance sheet but arose after the balance sheet date but before financial statements are issued or are available to be issued. An entity should disclose the date through which subsequent events have been evaluated, as well as whether that date is the date the financial statements were issued or the date the financial statements were available to be issued. Some nonrecognized subsequent events may be of such a nature that they must be disclosed to keep the financial statements from being misleading. For such events, an entity should disclose the nature of the event and an estimate of its financial effect, or a statement that such an estimate cannot be made. SFAS 165 is effective for interim or annual financial periods ending after June 15, 2009 and should be applied prospectively. The provisions of SFAS 165 need not be applied to immaterial items. We do not believe the adoption of this pronouncement will have a material effect on the Company’s financial position or results of operations.

In April 2009, FASB Staff Position (FSP) No.141(R)-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies, or FSP 141(R)-1, was issued. FSP 141(R)-1 amends and clarifies SFAS 141(R) to address application issues raised by preparers, auditors and members of the legal profession on initial recognition and measurement, subsequent measurement and accounting and disclosure of assets and liabilities arising from contingencies in a business combination. FSP 141(R)-1 applies to all assets acquired and liabilities assumed in a business combination that arise from contingencies that would be within the scope of SFAS 5, Accounting for Contingencies, if not acquired or assumed in a business combination, except for assets or liabilities arising from contingencies that are subject to specific guidance in SFAS 141(R). An acquirer should recognize at fair value, at the acquisition date, an asset acquired or a liability assumed in a business combination that arises from a contingency if the acquisition-date fair value of that asset or liability can be determined during the measurement period. An acquirer should disclose information that enables users of its financial statements to evaluate the nature and financial effects of a business combination that occurs either during the current reporting period or after the reporting period but before the financial statements are issued. FSP 141(R)-1 is effective for assets or liabilities arising from contingencies in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. We do not believe the adoption of this pronouncement will have a material effect on the Company’s financial position or results of operations unless we were to make a significant acquisition. In that instance, the transaction costs may be material to the results of operations of the Company.

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

Our exposure to market risks relates to changes in interest rates for borrowing under our revolving credit facility. At June 30, 2009, we had $20.0 million outstanding on our revolving credit facility. Borrowings under our revolving credit facility bear interest at variable rates. A hypothetical 10% increase in interest rates would increase our annual interest expense for the six months ended June 30, 2009, by less than $0.1 million.

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

As of June 30, 2009, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), management evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 of the Exchange Act. Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective, as of the end of the period covered by this report, such that the information relating to us that is required to be disclosed in our reports filed with the SEC (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and (ii) is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

There have been no material changes from the risk factors disclosed in the “Risk Factors” section of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 and in subsequent quarterly reports filed with the SEC.

Item 4.	Submission of Matters to a Vote of Security Holders

On May 14, 2009, we held our 2009 Annual Meeting of Stockholders. At the Annual Meeting, our stockholders elected nine persons to serve as directors until the 2010 annual meeting of stockholders. The following table states the votes cast for or withheld with respect to the election of directors. There were no broker non-votes or abstentions on this matter. Holders of Class B common stock are entitled to cast 10 votes for each share of Class B common stock held.

	For		Withheld
Director Name	Class A	Class B	Class A	Class B
George J. Pedersen	19,770,082	13,678,345	523,181	—
Richard L. Armitage	19,849,056	13,678,345	444,209	—
Mary K. Bush	18,243,727	13,678,345	2,049,537	—
Barry G. Campbell	20,101,071	13,678,345	192,193	—
Walter R. Fatzinger, Jr.	20,113,237	13,678,345	180,027	—
David E. Jeremiah	20,160,719	13,678,345	132,545	—
Richard J. Kerr	20,110,707	13,678,345	182,557	—
Kenneth A. Minihan	20,194,704	13,678,345	98,560	—
Stephen W. Porter	19,945,069	13,678,345	348,195	—

At the Annual Meeting, our stockholders also ratified the appointment of Deloitte & Touche LLP to serve as our independent registered public accounting firm for the fiscal year ending December 31, 2009. The following table states the votes cast for and against the ratification of the appointment of Deloitte & Touche LLP, as well as the number of abstentions with respect to the ratification of the appointment of Deloitte & Touche LLP. There were no broker non-votes on this matter. Holders of Class B common stock are entitled to cast 10 votes for each share of Class B common stock held.

For		Against		Abstain
Class A	Class B	Class A	Class B	Class A	Class B
19,806,367	13,678,345	479,981	—	6,915	—

Item 6.	Exhibits

Exhibits required by Item 601 of Regulation S-K:

The following lists certain exhibits either filed herewith or filed with the SEC during the fiscal quarter ended June 30, 2009.

Exhibit No.	Description
10.1 ‡*	Employment Agreement, dated as of June 3, 2009, by and between the Company and Lawrence B. Prior, III

10.2 ‡*	Changes in Control Protection Agreement, dated as of June 3, 2009, by and between the Company and Lawrence B. Prior, III

31.1 ‡	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2 ‡	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32 ‡	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended.

‡	Filed herewith
*	Management contract

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MANTECH INTERNATIONAL CORPORATION

Date: July 31, 2009	By:	/s/ GEORGE J. PEDERSEN
	Name:	George J. Pedersen
	Title:	Chairman of the Board of Directors and Chief Executive Officer

Date: July 31, 2009	By:	/s/ KEVIN M. PHILLIPS
	Name:	Kevin M. Phillips
	Title:	Chief Financial Officer