Form 10-Q
period 2009-09-30
MANTECH INTERNATIONAL CORP
filed 2009-10-30
CIK 892537

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

or

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

As of October 28, 2009 there were outstanding 22,292,138 shares of our Class A common stock and 13,605,345 shares of our Class B common stock.

MANTECH INTERNATIONAL CORPORATION

FORM 10-Q

FOR THE QUARTER ENDED September 30, 2009

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

MANTECH INTERNATIONAL CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in Thousands Except Per Share Amounts)

	(unaudited)
	September 30, 2009	December 31, 2008
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$51,830	$4,375
Receivables—net	363,972	407,248
Prepaid expenses and other	10,613	14,200

Total Current Assets	426,415	425,823

Property and equipment—net	14,857	16,563
Goodwill	488,217	479,516
Other intangibles—net	76,372	78,710
Employee supplemental savings plan assets	19,553	14,771
Other assets	5,709	6,329

TOTAL ASSETS	$1,031,123	$1,021,712

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of debt	$—	$44,100
Accounts payable and accrued expenses	120,688	157,407
Accrued salaries and related expenses	60,148	75,121
Billings in excess of revenue earned	8,476	8,451

Total Current Liabilities	189,312	285,079

Accrued retirement	20,517	15,930
Other long-term liabilities	7,463	7,769
Deferred income taxes—non-current	33,590	32,398

TOTAL LIABILITIES	250,882	341,176

COMMITMENTS AND CONTINGENCIES	—	—

STOCKHOLDERS’ EQUITY:
Common stock, Class A—$0.01 par value; 150,000,000 shares authorized; 22,505,771 and 21,765,004 shares issued at September 30, 2009 and December 31, 2008; 22,262,731 and 21,521,964 shares outstanding at September 30, 2009 and December 31, 2008	225	218
Common stock, Class B—$0.01 par value; 50,000,000 shares authorized; 13,605,345 and 13,958,345 shares issued and outstanding at September 30, 2009 and December 31, 2008	136	140
Additional paid-in capital	356,545	336,454
Treasury stock, 243,040 shares at cost at September 30, 2009 and December 31, 2008	(9,114)	(9,114)
Retained earnings	435,226	352,978
Accumulated other comprehensive loss	(149)	(140)
Unearned Employee Stock Ownership Plan shares	(2,628)	—

TOTAL STOCKHOLDERS’ EQUITY	780,241	680,536

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,031,123	$1,021,712

See notes to condensed consolidated financial statements.

MANTECH INTERNATIONAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In Thousands Except Per Share Amounts)

	(unaudited) Three months ended September 30,		(unaudited) Nine months ended September 30,
	2009	2008	2009	2008

REVENUES	$514,630	$486,128	$1,478,268	$1,376,170
Cost of services	425,566	407,973	1,218,112	1,155,055
General and administrative expenses	42,627	37,831	128,488	109,127

OPERATING INCOME	46,437	40,324	131,668	111,988
Interest expense	(214)	(962)	(921)	(3,573)
Interest income	45	369	161	711
Other income (expense), net	151	(223)	259	(355)

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	46,419	39,508	131,167	108,771
Provision for income taxes	(17,181)	(15,644)	(48,919)	(43,078)

NET INCOME	$29,238	$23,864	$82,248	$65,693

BASIC EARNINGS PER SHARE:
Class A basic earnings per share	$0.82	$0.68	$2.31	$1.88

Weighted average common shares outstanding	22,092	21,297	21,867	20,819

Class B basic earnings per share	$0.82	$0.68	$2.31	$1.88

Weighted average common shares outstanding	13,637	13,958	13,741	14,076

DILUTED EARNINGS PER SHARE:
Class A diluted earnings per share	$0.81	$0.67	$2.29	$1.86

Weighted average common shares outstanding	22,427	21,755	22,176	21,279

Class B diluted earnings per share	$0.81	$0.67	$2.29	$1.86

Weighted average common shares outstanding	13,637	13,958	13,741	14,076

See notes to condensed consolidated financial statements.

MANTECH INTERNATIONAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in Thousands)

	(unaudited) Three months ended September 30,		(unaudited) Nine months ended September 30,
	2009	2008	2009	2008
NET INCOME	$29,238	$23,864	$82,248	$65,693

OTHER COMPREHENSIVE INCOME:
Translation adjustment	(8)	41	(9)	(5)

Total other comprehensive income	(8)	41	(9)	(5)

COMPREHENSIVE INCOME	$29,230	$23,905	$82,239	$65,688

See notes to condensed consolidated financial statements.

MANTECH INTERNATIONAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in Thousands)

	(unaudited) Nine months ended September 30,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$82,248	$65,693
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation	5,818	4,959
Excess tax benefits from exercise of stock options	(830)	(5,990)
Deferred income taxes	329	4,291
Depreciation and amortization	13,274	12,926
Change in assets and liabilities—net of effects from acquired businesses:
Receivables-net	44,563	(2,981)
Prepaid expenses and other	4,432	1,558
Accounts payable and accrued expenses	(35,984)	32,070
Accrued salaries and related expenses	(15,331)	4,186
Billings in excess of revenue earned	25	142
Accrued retirement	(195)	(1,374)
Other	333	1,414

Net cash flow from operating activities	98,682	116,894

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(3,080)	(3,108)
Investment in capitalized software for internal use	(1,752)	(2,062)
Proceeds from note receivable	—	5,126
Acquisition of businesses—net of cash acquired	(13,775)	(24,608)

Net cash flow from investing activities	(18,607)	(24,652)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	10,650	20,775
Excess tax benefits from the exercise of stock options	830	5,990
Net repayment under the line of credit	(44,100)	(120,100)

Net cash flow from financing activities	(32,620)	(93,335)

NET INCREASE IN CASH AND CASH EQUIVALENTS	47,455	(1,093)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	4,375	8,048

CASH AND CASH EQUIVALENTS, END OF PERIOD	$51,830	$6,955

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for income taxes	$51,389	$31,551

Cash paid for interest	$713	$3,370

Noncash financing activities:
Employee Stock Ownership Plan Contributions	$2,853	$1,792

See notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2009

UNAUDITED

1. Introduction and Overview

ManTech International Corporation (depending on the circumstances, “ManTech” “Company” “we” “our” “ours” or “us”) is a leading provider of innovative technologies and solutions for mission-critical national security programs for the Intelligence Community; the departments of Defense, State, Homeland Security and Justice; the Space Community; the National Oceanic and Atmospheric Administration; and other U.S. federal government customers. ManTech’s expertise includes systems engineering, systems integration, software development services, enterprise architecture, cyber security, information assurance, intelligence operations and analysis support, network and critical infrastructure protection, information operations and information warfare support, information technology, communications integration, global logistics and supply chain management and service oriented architectures. The Company supports the advanced telecommunications systems that are used in Operation Iraqi Freedom, Operation Enduring Freedom and in other parts of the world; has developed a secure, collaborative communication system for the U.S. Department of Homeland Security; and builds and maintains secure databases that track terrorists. With approximately 8,000 highly qualified employees, we operate in approximately 40 countries.

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

3. Acquisitions

The DDK Technology Group, Inc. (DDK) acquisition has been accounted for using the acquisition method of accounting under the Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 805, Business Combinations. Acquisitions prior to January 1, 2009 have been accounted for using the purchase accounting method under Statement of Financial Accounting Standards No. 141, Business Combinations. Additional information related to our acquisitions can be found in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008, previously filed with the SEC.

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

EWA Services Acquisition – On November 28, 2008, we completed the acquisition of all outstanding equity interests of EWA Services, Inc. (EWA). EWA was a subsidiary of a privately-held company, providing information technology, threat analysis and test and evaluation services for several Department of Defense agencies. The acquisition of EWA has expanded our work in Department of Defense and Intelligence missions. The final purchase price was $12.4 million, which included a $0.4 million working capital adjustment.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2009

UNAUDITED

4. Earnings Per Share

Under ASC 260, Earnings per Share, the two-class method is an earnings allocation formula that determines earnings per share for each class of common stock according to dividends declared (or accumulated) and participation rights in undistributed earnings. Under that method, basic and diluted earnings per share data are presented for each class of common stock.

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

The weighted average number of common shares outstanding is computed as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Numerator for net income per Class A and Class B common stock:
Net income	$29,238	$23,864	$82,248	$65,693

Numerator for basic net income Class A common stock	$18,078	$14,416	$50,508	$39,194
Numerator for basic net income Class B common stock	$11,160	$9,448	$31,740	$26,499

Numerator for diluted net income Class A common stock	$18,182	$14,537	$50,781	$39,538
Numerator for diluted net income Class B common stock	$11,056	$9,327	$31,467	$26,155

Basic weighted average common shares outstanding
Class A common stock	22,092	21,297	21,867	20,819
Class B common stock	13,637	13,958	13,741	14,076

Effect of potential exercise of stock options
Class A common stock	335	458	309	460
Class B common stock	—	—	—	—

Diluted weighted average common shares outstanding - Class A	22,427	21,755	22,176	21,279

Diluted weighted average common shares outstanding - Class B	13,637	13,958	13,741	14,076

For the three months ended September 30, 2009 and 2008, options to purchase 1.1 million and 0.1 million shares, respectively, weighted for the portion of the period for which they were outstanding, were outstanding but not included in the computation of diluted earnings per share because the options’ effect would have been anti-dilutive. For the nine months ended September 30, 2009 and 2008, options to purchase 1.1 million and 0.4 million shares, respectively, weighted for the portion of the period for which they were outstanding, were outstanding but not included in the computation of diluted earnings per share because the options’ effect would have been anti-dilutive. For the nine months ended September 30, 2009 and 2008, shares issued from the exercise of stock options were 322 thousand and 851 thousand, respectively.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2009

UNAUDITED

5. Receivables

We deliver a broad array of information technology and technical services solutions under contracts with the U.S. government, state and local governments and commercial customers. The components of contract receivables are as follows (in thousands):

	September 30, 2009	December 31, 2008
Billed receivables	$313,699	$342,619
Unbilled receivables:
Amounts billable	47,804	57,505
Revenues recorded in excess of funding	6,602	11,341
Revenues recorded in excess of milestone billings on fixed price contracts	234	929
Retainage	2,704	3,175
Allowance for doubtful accounts	(7,071)	(8,321)

	$363,972	$407,248

Amounts billable consist principally of amounts to be billed within the next month. Revenues recorded in excess of funding are billable upon receipt of contractual amendments or other modifications. Revenues recorded in excess of milestone billings on fixed price contracts consist of amounts not expected to be billed within the next month. The retainage is billable upon completion of the contract performance and approval of final indirect expense rates by the government. Accounts receivable at September 30, 2009, are expected to be substantially collected within one year except for approximately $2.7 million.

6. Property and Equipment

Major classes of property and equipment are summarized as follows (in thousands):

	September 30, 2009	December 31, 2008
Furniture and equipment	$28,012	$27,196
Leasehold improvements	16,194	15,543

	44,206	42,739
Less: Accumulated depreciation and amortization	(29,349)	(26,176)

	$14,857	$16,563

7. Goodwill and Other Intangibles

The changes in the carrying amounts of goodwill during the year ended December 31, 2008 and the period ended September 30, 2009 are as follows (in thousands):

		Goodwill Balance
Net amount at December 31, 2007		$451,832
Acquisition-ETG	$18,349
Additional consideration for the acquisition of MBI	223
Additional consideration for the acquisition of SRS	120
Acquisition-EWA	8,992	27,684

Net amount at December 31, 2008		$479,516
Additional purchase adjustments related to EWA	$(206)
Acquisition-DDK	8,907	8,701

Net amount at September 30, 2009		$488,217

Intangible assets consisted of the following (in thousands):

	September 30, 2009			December 31, 2008
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized intangible assets:
Contract and program intangibles	$107,430	$37,484	$69,946	$103,255	$29,913	$73,342
Capitalized software cost for sale	10,138	9,932	206	10,138	9,847	291
Capitalized software cost for internal use	17,948	11,775	6,173	15,119	10,093	5,026
Other	58	11	47	58	7	51

	$135,574	$59,202	$76,372	$128,570	$49,860	$78,710

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2009

UNAUDITED

Aggregate amortization expense relating to intangible assets for the three months ended September 30, 2009 and 2008 was $3.2 million and $3.6 million, respectively. Aggregate amortization expense relating to intangible assets for the nine months ended September 30, 2009 and 2008 was $9.4 million and $9.6 million, respectively. We estimate that we will have the following amortization expense for the future periods indicated below (in thousands):

For the remaining three months ending December 31, 2009	$3,151
Year ending:
December 31, 2010	$10,314
December 31, 2011	$7,478
December 31, 2012	$6,164
December 31, 2013	$5,341
December 31, 2014	$4,473

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

Borrowings under the credit agreement are collateralized by our assets and bear interest at one of the following rates as selected by the Company: a London Interbank Offer Rate (LIBOR) based rate plus market-rate spreads that are determined based on the Company’s leverage ratio calculation (0.875% to 1.5%), or the lender’s base rate, which is the lower of the Federal Funds Rate plus 0.5% or Bank of America’s prime lending rate. At September 30, 2009, the borrowing rate on our outstanding debt was 0.67%.

The terms of the credit agreement permit prepayment and termination of the loan commitments at any time, subject to certain conditions. The credit agreement requires the Company to comply with specified financial covenants, including the maintenance of a certain leverage ratio and fixed charge coverage ratio. The credit agreement also contains various covenants, including affirmative covenants with respect to certain reporting requirements and maintaining certain business activities, and negative covenants that, among other things, may limit our ability to incur liens, incur additional indebtedness, make investments, make acquisitions, pay cash dividends and undertake certain additional actions. As of September 30, 2009, we were in compliance with our financial covenants under the credit agreement.

We had no outstanding balance on our credit facility at September 30, 2009 and $44.1 million outstanding at December 31, 2008. As of September 30, 2009, we were contingently liable under letters of credit totaling $0.7 million, which reduces our availability to borrow under our credit facility. The maximum available borrowing under the credit facility at September 30, 2009 was $299.3 million.

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

10. Stock-Based Compensation

Stock Options—In June 2006, the Company’s stockholders approved our 2006 Management Incentive Plan (the Plan), which was designed to enable us to attract, retain and motivate key employees. Awards granted under the Plan are settled in shares of Class A common stock. At the beginning of each year, the Plan provides that the number of shares available for issuance automatically increases by an amount equal to one and one-half percent of the total number of shares of Class A and Class B common stock outstanding on December 31st of the previous year. On January 1, 2009, 532,205 additional shares were made available for issuance under the Plan. Through September 30, 2009, the aggregate number of shares of our common stock authorized for issuance under the Plan was 1,498,407. Through September 30, 2009, 3,665,600 shares of our Class A common stock have been issued as a result of the exercise of the options granted under the Plan. The Plan expires in 2016.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2009

UNAUDITED

The Plan is administered by the compensation committee of our Board of Directors, along with its delegates. Subject to the express provisions of the Plan, the committee has the Board of Directors’ authority to administer and interpret the Plan, including the discretion to determine the exercise price, vesting schedule, contractual life and the number of shares to be issued.

We typically issue options that vest in three equal installments, beginning on the first anniversary of the date of grant. Prior to January 1, 2006, we typically issued options under the 2002 Plan that expired ten years after the date of grant. Under the terms of the Plan, the contractual life of the option grants may not exceed eight years. During the nine months ended September 30, 2009 and 2008, we issued options that expire five years from the date of grant. The Company expects that it will continue to issue options that expire five years from the date of grant for the foreseeable future.

Stock Compensation Expense—For the three months ended September 30, 2009 and 2008, we recorded $2.2 million and $1.6 million of stock-based compensation cost, respectively. For the nine months ended September 30, 2009 and 2008, we recorded $5.8 million and $5.0 million of stock-based compensation cost, respectively. No compensation expense of employee’s holding stock options, including stock-based compensation expense, was capitalized during the period. As of September 30, 2009, there was $18.0 million of unrecognized compensation cost related to share-based compensation arrangements that we expect to vest. The weighted-average period over which expense is expected to be recognized is 2.1 years. For the nine months ended September 30, 2009 and 2008, the total recognized tax benefits from the exercise of stock options were $0.8 million and $6.3 million, respectively.

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

The following weighted-average assumptions were used for option grants during the nine months ended September 30, 2009 and 2008:

Volatility. The expected volatility of the options granted was estimated based upon historical volatility of the Company’s share price through weekly observations of the Company’s trading history. For the nine months ended September 30, 2009 and 2008, we used a weighted-average volatility of 40.3% and 34.3%, respectively.

Expected Term. The expected term of options granted to employees during the nine months ended September 30, 2009 and 2008 was determined from historical exercises of the grantee population. Due to the lack of historical exercise data, the expected term for option grants to our board or directors during 2009 and 2008 was determined under SEC’s Staff Accounting Bulletin No. 110 ((vesting term + original contractual term)/2). For all grants valued during the nine months ended September 30, 2009 and 2008, the options had graded vesting over 3 years (33.3% of the options in each grant vest annually) and the contractual term was 5 years. For the nine months ended September 30, 2009 and 2008, the options had a weighted-average expected term of 2.92 years and 2.97 years, respectively.

Risk-free Interest Rate. The yield on zero-coupon U.S. Treasury strips was used to extrapolate a forward-yield curve. This “term structure” of future interest rates was then input into a numeric model to provide the equivalent risk-free rate to be used in the Black-Scholes-Merton model based on expected term of the underlying grants. For the nine months ended September 30, 2009 and 2008, the weighted-average risk-free interest rate used was 1.5% and 1.8%, respectively.

Dividend Yield. The Black-Scholes-Merton valuation model requires an expected dividend yield as an input. We have not issued dividends in the past nor do we expect to issue dividends in the future. As such, the dividend yield used in our valuations for both the nine months ended September 30, 2009 and 2008 was zero.

Stock Option Activity— During the nine months ended September 30, 2009, we granted stock options to purchase 1,187,000 shares of Class A common stock at a weighted-average exercise price of $48.16 per share, which reflects the fair market value of the shares on the date of grant. The weighted-average fair value of options granted during the nine months ended September 30, 2009 and 2008, as determined under the Black-Scholes-Merton valuation model, was $13.79 and $11.29, respectively. These options vest in three equal installments over three years and have a contractual term of 5 years. Option grants that vested during the nine months ended September 30, 2009 and 2008 had a combined fair value of $6.1 million and $5.8 million, respectively.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2009

UNAUDITED

Information with respect to stock option activity and stock options outstanding for the year ended December 31, 2008 and the nine months ended September 30, 2009.

	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value (in thousands)
Shares under option, December 31, 2007	2,301,242	$28.30
Options granted	724,250	$45.27
Options exercised	(922,014)	$24.61	$24,383
Options cancelled and expired	(142,329)	$36.55

Shares under option, December 31, 2008	1,961,149	$35.75	$36,164
Options granted	1,187,000	$48.16
Options exercised	(321,617)	$33.12	$4,496
Options cancelled and expired	(145,684)	$41.73

Shares under option, September 30, 2009	2,680,848	$41.30	$15,555

The following table summarizes nonvested stock options for the nine months ended September 30, 2009:

	Number of Shares	Weighted Average Fair Value
Nonvested stock options at December 31, 2008	1,314,862	$11.51
Options granted	1,187,000	$13.79
Vested during period	(541,954)	$11.31
Options cancelled	(140,664)	$10.92

Nonvested shares under option, September 30, 2009	1,819,244

Information concerning stock options outstanding and stock options expected to vest at September 30, 2009:

	Options Exercisable and Expected to Vest	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Aggregate Intrinsic Value (in thousands)
Stock options exercisable	861,604	3.2	$30.64	$14,183
Stock options expected to vest	1,655,094	4.1	$46.46	$1,063

Options exercisable and expected to vest	2,516,698

11. Business Segment and Geographic Area Information

We operate as one segment, delivering a broad array of information technology and technical services solutions under contracts with the U.S. government, state and local governments and commercial customers. Our federal government customers typically exercise independent contracting authority, and even offices or divisions within an agency or department may directly, or through a prime contractor, use our services as a separate customer so long as that customer has independent decision-making and contracting authority within its organization. Revenues from the U.S. government under prime contracts and subcontracts were approximately 98.2% and 98.0% of our total revenue for the nine months ended September 30, 2009 and 2008, respectively. There were no sales to any customers within a single country (except for the United States) where the sales accounted for 10% or more of total revenue. We treat sales to U.S. government customers as sales within the United States regardless of where the services are performed. Substantially all assets were held in the United States for the periods ended September 30, 2009 and December 31, 2008. Revenues by geographic customer and the related percentages of total revenues for the three and nine months ended September 30, 2009 and 2008 were as follows (dollars in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2009		2008		2009		2008
United States	$509,624	99.0%	$481,135	99.0%	$1,462,985	99.0%	$1,359,815	98.8%
International	5,006	1.0	4,993	1.0	15,283	1.0	16,355	1.2

	$514,630	100.0%	$486,128	100.0%	$1,478,268	100.0%	$1,376,170	100.0%

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2009

UNAUDITED

During the three and nine months ended September 30, 2009, our U.S. Army Tank-Automotive Command (TACOM) contract exceeded 10% of our revenue from external customers. During the three and nine months ended September 30, 2008, our Countermine contract exceeded 10% of our revenue.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2009	%	2008	%	2009	%	2008	%
	(dollars in thousands)
Revenues from external customers:
TACOM	$113,386	22%	$1,026	0%	$274,374	19%	$1,026	0%
Countermine	1,717	0%	87,770	18%	47,780	3%	142,744	10%
All other contracts	399,527	78%	397,332	82%	1,156,114	78%	1,232,400	90%

ManTech Consolidated	$514,630	100%	$486,128	100%	$1,478,268	100%	$1,376,170	100%

Operating Income:
TACOM	$5,447	12%	$231	1%	$14,558	11%	$231	0%
Countermine	40	0%	2,969	7%	—	0%	6,306	6%
All other contracts	40,950	88%	37,124	92%	117,110	89%	105,451	94%

ManTech Consolidated	$46,437	100%	$40,324	100%	$131,668	100%	$111,988	100%

	September 30, 2009%		December 31, 2008%
Receivables:
TACOM	$57,163	16%	$24,648	6%
Countermine	789	0%	30,164	7%
All other contracts	306,020	84%	352,436	87%

ManTech Consolidated	$363,972	100%	$407,248	100%

Disclosure items required under ASC 280, Segment Reporting, including interest revenue, interest expense, depreciation and amortization, costs for stock-based compensation programs, certain unallowable costs as determined under Federal Acquisition Regulations and expenditures for segment assets are not applicable as we review those items on a consolidated basis.

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

Introduction and Overview

ManTech International Corporation (depending on the circumstances, “ManTech” “Company” “we” “our” “ours” or “us”) is a leading provider of innovative technologies and solutions for mission-critical national security programs for the Intelligence Community; the departments of Defense, State, Homeland Security and Justice; the Space Community; the National Oceanic and Atmospheric Administration; and other U.S. federal government customers. ManTech’s expertise includes systems engineering, systems integration, software development services, enterprise architecture, cyber security, information assurance, intelligence operations and analysis support, network and critical infrastructure protection, information operations and information warfare support, information technology, communications integration, global logistics and supply chain management and service oriented architectures. The Company supports the advanced telecommunications systems that are used in Operation Iraqi Freedom, Operation Enduring Freedom and in other parts of the world; has developed a secure, collaborative communication system for the U.S. Department of Homeland Security; and builds and maintains secure databases that track terrorists. With approximately 8,000 highly qualified employees, we operate in approximately 40 countries.

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

Three Months Ended September 30, 2009 Compared to the Three Months Ended September 30, 2008

	Three Months Ended September 30,				Period-to-Period Change
	2009	2008	2009	2008	2009 to 2008
	Dollars		Percentages		Dollars	Percent
	(dollars in thousands)
REVENUES	$514,630	$486,128	100.0%	100.0%	$28,502	5.9%
Cost of services	425,566	407,973	82.7%	83.9%	17,593	4.3%
General and administrative expenses	42,627	37,831	8.3%	7.8%	4,796	12.7%

OPERATING INCOME	46,437	40,324	9.0%	8.3%	6,113	15.2%
Interest expense	(214)	(962)	0.0%	0.2%	748	-77.8%
Interest income	45	369	0.0%	0.0%	(324)	-87.8%
Other expense, net	151	(223)	0.0%	0.0%	374	-167.7%

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	46,419	39,508	9.0%	8.1%	6,911	17.5%
Provision for income taxes	(17,181)	(15,644)	3.3%	3.2%	(1,537)	9.8%

NET INCOME	$29,238	$23,864	5.7%	4.9%	$5,374	22.5%

Revenues

Revenues increased 5.9% to $514.6 million for the three months ended September 30, 2009, compared to $486.1 million for the same period in 2008. The increase was primarily due to our contracts supporting forward deployments in Iraq, Afghanistan and other areas around the world and our acquisitions of EWA Services, Inc. (EWA) in November 2008 and DDK Technology Services, Inc. (DDK) in March 2009. Revenue growth of $27.3 million came from contracts for the installation, sustainment and repair of communication systems and heavily armored vehicles designed to counter or clear mines and improvised explosive devices (IED), such as the Route Clearance (Countermine) family of vehicles supporting the U.S. Army Tank-Automotive Command (TACOM). Significant cyber security contracts contributed revenue growth of $10.7 million. These increases were partially offset by a decline in certain Space related work.

Cost of services

Cost of services increased 4.3% to $425.6 million for the three months ended September 30, 2009, compared to $408.0 million for the same period in 2008. The increase in cost of services is primarily due to direct labor costs, which include applicable fringe benefits and overhead related to our IED and cyber security contracts and our recent acquisitions of EWA and DDK. As a percentage of revenues, cost of services decreased 1.2% to 82.7% for the three months ended September 30, 2009 as compared to 83.9% for the same period in 2008 primarily due to the relative mix of materials costs to direct labor costs. Direct labor costs increased by 9.6% over the same period in 2008 primarily due to acquisitions and growth in staff supporting global logistics, supply chain management and cyber security. Other direct costs, which include subcontractors and third party equipment as well as materials used in the performance of our contracts, increased by 0.1% over the same period in 2008. As a percentage of revenues, other direct costs decreased by 2.6% from 46.7% for the three months ended September 30, 2008 to 44.1% for the same period in 2009.

General and administrative expenses

General and administrative expenses increased 12.7% to $42.6 million for the three months ended September 30, 2009, compared to $37.8 million for the same period in 2008. As a percentage of revenues, general and administrative expenses increased to 8.3% from 7.8% for the three months ended September 30, 2009 and 2008, respectively. The increase as a percentage of revenues was largely due to systems and staff requirements needed to support increased demands for materials and services. In addition, increased expense came from system improvements and business development costs. We have also experienced an increase in compliance monitoring and improvement costs due to the current industry trend of amplified government regulation and review.

Interest expense

Interest expense decreased $0.8 million to $0.2 million for the three months ended September 30, 2009, compared to $1.0 million for the same period in 2008. The decrease in interest expense is due to a decline in the interest rate we pay related to our credit facility, as well as a decrease in our average outstanding debt balance. Our average outstanding debt balance for the three months ended September 30, 2009 was $12.5 million compared to $93.5 million for the same period in 2008. The interest rate we incur on our credit facility is impacted by changes in the Federal Funds Rate or London Interbank Offer Rate (LIBOR). Changes in this lending rate could lead to fluctuations in our interest expense in future periods. For additional information, see “Credit Agreement,” below.

Interest income

Interest income decreased $0.3 million to $0.1 million for the three months ended September 30, 2009, compared to $0.4 million for the same period in 2008. The fluctuation is due to a reduction in the interest rate related to our cash accounts for the three months ended September 30, 2009 as compared to the three months ended September 30, 2008.

Net income

Net income increased 22.5% to $29.2 million for the three months ended September 30, 2009, compared to $23.9 million for the same period in 2008. The increase is a result of higher revenue with improved margins, primarily driven by higher demand for direct labor based projects. Our effective tax rates for the three months ended September 30, 2009 and 2008 were 37.0% and 39.6%, respectively. The decrease in our effective tax rate from our September 30, 2008 results was largely due to the impact of deductible gains related to our Employee Supplemental Savings Plan.

Nine Months Ended September 30, 2009 Compared to the Nine Months Ended September 30, 2008

	Nine Months Ended September 30,				Period-to-Period Change
	2009	2008	2009	2008	2009 to 2008
	Dollars		Percentages		Dollars	Percent
	( dollars in thousands)
REVENUES	$1,478,268	$1,376,170	100.0%	100.0%	$102,098	7.4%
Cost of services	1,218,112	1,155,055	82.4%	83.9%	63,057	5.5%
General and administrative expenses	128,488	109,127	8.7%	7.9%	19,361	17.7%

OPERATING INCOME	131,668	111,988	8.9%	8.2%	19,680	17.6%
Interest expense	(921)	(3,573)	0.0%	0.3%	2,652	-74.2%
Interest income	161	711	0.0%	0.0%	(550)	-77.4%
Other (expense) income, net	259	(355)	0.0%	0.0%	614	-173.0%

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	131,167	108,771	8.9%	7.9%	22,396	20.6%
Provision for income taxes	(48,919)	(43,078)	3.3%	3.1%	(5,841)	13.6%

NET INCOME	$82,248	$65,693	5.6%	4.8%	$16,555	25.2%

Revenues

Revenues increased 7.4% to $1,478.3 million for the nine months ended September 30, 2009, compared to $1,376.2 million for the same period in 2008. The increase was primarily due to our contracts supporting forward deployments in Iraq, Afghanistan and other areas around the world and our acquisitions of EWA and DDK. Revenue growth of $113.5 million came from contracts for the installation, sustainment and repair of communication systems and heavily armored vehicles designed to counter or clear mines and IEDs, such as the Route Clearance family of vehicles supporting TACOM. Significant cyber security contracts contributed revenue growth of $36.0 million. These increases were partially offset by a decline in certain Space related work.

For the remainder of 2009, we expect our revenue to increase, relative to the first nine months of 2009, primarily due to our contracts in global logistics and supply chain management as well as cyber security. While we believe there will be continued growth in our global logistics and supply chain management contracts, we recognize the uncertainty in the U.S. mission and priority of funding for combat operations in Iraq and Afghanistan. We expect continued growth in our cyber security contracts as a result of Government’s Comprehensive National Cyber Initiative funding.

	Year to Date September 30,
	2009	2008
Prime contract revenue	63.8%	46.8%
Subcontract revenue	36.2%	53.2%

Total Revenue	100.0%	100.0%

Our percentage of revenue derived as a prime contractor has increased for the nine months ended September 30, 2009 compared to 2008. This increase is largely due to our sole source prime contract award in 2008 to continue and expand our support for the Route Clearance family of contract vehicles. Customers have increased their purchases through larger, more consolidated contract vehicles. We do not believe this industry trend will have a materially adverse affect on our revenues for the remainder of fiscal year 2009.

Cost of services

Cost of services increased 5.5% to $1,218.1 million for the nine months ended September 30, 2009, compared to $1,155.1 million for the same period in 2008. The increase in cost of services is primarily due to direct labor costs, which include applicable fringe benefits and overhead related to our IED and cyber security contracts and our recent acquisitions of EWA and DDK. As a percentage of revenues, cost of services decreased 1.5% to 82.4% for the nine months ended September 30, 2009 as compared to 83.9% for the same period in 2008. Direct labor costs increased by 9.2% over the same period in 2008 primarily due to acquisitions and growth in staff supporting global logistics and supply chain management. As a percentage of revenues, direct labor costs increased 0.7% to 39.6% for the nine months ended September 30, 2009, compared to 38.9% for the same period in 2008. Other direct costs, which include subcontractors and third party equipment and materials used in the performance of our contracts, increased by 2.2% over the same period in 2008. The increase in other direct costs was primarily due to an increase in purchases of equipment and materials on our contracts for installation and repair of systems designed to counter or clear mines and IEDs. As a percentage of revenues, other direct costs decreased by 2.2% from 45.0% for the nine months ended September 30, 2008 to 42.8% for the same period in 2009. The decrease of other direct costs as a percentage of revenue can be attributed to the gradual transition of procurement related to IED programs to a government supply chain. We expect cost of services to increase, consistent with revenue, for the remainder of fiscal year 2009. We expect the relative mix of direct labor to other direct costs to remain consistent for the remainder of fiscal year 2009.

General and administrative expenses

General and administrative expenses increased 17.7% to $128.5 million for the nine months ended September 30, 2009, compared to $109.1 million for the same period in 2008. As a percentage of revenues, general and administrative expenses increased 0.8% to 8.7% for the nine months ended September 30, 2009, as compared to 7.9% for the same period in 2008. The increase as a percentage of revenues was largely due to systems and staff requirements needed to support increased demands for materials and services. In addition, increased expense came from business development and system improvements costs. We have also experienced an increase in compliance monitoring and improvement costs due to the current industry trend of amplified government regulation and review.

Interest expense

Interest expense decreased $2.7 million to $0.9 million for the nine months ended September 30, 2009, compared to $3.6 million for the same period in 2008. The decrease in interest expense is due to a decline in the interest rate we pay related to our credit facility, as well as a decrease in our average outstanding debt balance. Our average outstanding debt balance for the nine months ended September 30, 2009, was $58.7 million compared to $137.8 million for the same period in 2008. The interest rate we incur on our credit facility is impacted by changes in the Federal Funds Rate or LIBOR. Changes in this lending rate could lead to fluctuations in our interest expense in future periods. In addition, if we were to make a significant acquisition, our interest expense would increase, depending upon the size of the acquisition. For additional information, see “Credit Agreement,” below.

Interest income

Interest income decreased $0.5 million to $0.2 million for the nine months ended September 30, 2009, compared to $0.7 million for the same period in 2008. The fluctuation is due to a reduction in the interest rate related to our cash accounts for the nine months ended September 30, 2009 as compared to the nine months ended September 30, 2008.

Net income

Net income increased 25.2% to $82.2 million for the nine months ended September 30, 2009, compared to $65.7 million for the same period in 2008. The increase is a result of higher revenue and improved margins, primarily driven by increased demand for direct labor based projects. Our effective tax rates for the nine months ended September 30, 2009 and 2008 were 37.3% and 39.6%, respectively. The decrease in our effective tax rate from our September 30, 2008 results was largely due to the impact of deductible gains related to our Employee Supplemental Savings Plan.

Backlog

At September 30, 2009 and December 31, 2008, our backlog was $3.8 billion and $4.0 billion, respectively, of which $1.3 billion and $1.2 billion, respectively, was funded backlog. Backlog represents estimates that we calculate on a consistent basis. Additional information on how we determine backlog is included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008, previously filed with the SEC.

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

In addition, inflation or inflationary concerns could prompt the Federal Reserve to begin increasing the Federal Funds Rate. As the borrowing rate in our credit facility is tied to the Federal Funds Rate, increases in this rate and levels of debt, could lead to higher interest expense.

Liquidity and Capital Resources

Our primary liquidity needs are the financing of acquisitions, working capital and capital expenditures. Our primary source of liquidity is cash provided by operations and our revolving credit facility. At September 30, 2009, we had no outstanding balance under our credit facility. At September 30, 2009, we were contingently liable under letters of credit totaling $0.7 million, which reduces our ability to borrow under our credit facility. The maximum available borrowing under our credit facility at September 30, 2009 was $299.3 million. Generally, cash provided by operating activities is adequate to fund our operations. Due to fluctuations in our cash flows and the growth in our operations, it is necessary from time to time to increase borrowings under our credit facility to meet cash demands. In the future, we may borrow greater amounts or seek alternative sources of financing in order to finance acquisitions or new contract start ups.

Net cash flows from operating activities

	Nine months ended September 30,
(in thousands)	2009	2008
Net cash flow from operating activities	$98,682	$116,894

Our operating cash flow is primarily affected by the overall profitability of our contracts, our ability to invoice and collect from our clients in a timely manner and our ability to manage our vendor payments. We bill most of our customers and prime contractors monthly after services are rendered. Decreased cash flow from operations during the nine months ended September 30, 2009 compared to the same period in 2008 was due to payments to vendors and offset by the timing of the collection of customer receivables. The timing and amounts of cash collections from our customers can vary significantly based primarily on the procedures requested by the U.S. government to approve such payments.

Net cash flows from investing activities

	Nine months ended September 30,
(in thousands)	2009	2008
Net cash flow from investing activities	$(18,607)	$(24,652)

Cash flow from investing activities consists primarily of capital expenditures and business acquisitions. Cash outflows during the nine months ended September 30, 2009 were primarily due to the acquisition of DDK on March 13, 2009 for $14.0 million as well as purchases of equipment and software for internal use. The cash outflows from investing activities in 2008 were primarily the result of our investment in property, equipment and internally used software to support our business. Cash outflows during the nine months ended September 30, 2008 were primarily due to the acquisition of Emerging Technologies Group USA, Inc. (ETG) on August 29, 2008 for $25.1 million. The cash flows in 2008 were partially offset by proceeds from the payment of a note receivable in connection with the sale of an equity investment.

Net cash flows from financing activities

	Nine months ended September 30,
(in thousands)	2009	2008
Net cash flow from financing activities	$(32,620)	$(93,335)

Cash flow from financing during the nine months ended September 30, 2009 resulted primarily from payments under our credit facility of $44.1 million partially offset by proceeds from the exercise of stock options of $10.7 million. The net cash used in financing activities for the nine months ended September 30, 2008 resulted from net payments on our credit facility of $120.1 million partially offset by proceeds from the exercise of stock options of $20.8 million along with the related tax benefits.

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

The terms of the credit agreement permit prepayment and termination of the loan commitments at any time, subject to certain conditions. The credit agreement requires the Company to comply with specified financial covenants, including the maintenance of a certain leverage ratio and fixed charge coverage ratio. The credit agreement also contains various covenants, including affirmative covenants with respect to certain reporting requirements and maintaining certain business activities, and negative covenants that, among other things, may limit our ability to incur liens, incur additional indebtedness, make investments, make acquisitions, pay cash dividends and undertake certain additional actions. As of September 30, 2009, we were in compliance with our financial covenants under the credit agreement.

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

We derive the majority of our revenue from cost-plus-fixed-fee, cost-plus-award-fee, firm-fixed-price or time-and-materials contracts. Revenues for cost-reimbursement contracts are recorded as reimbursable costs are incurred, including an estimated share of the applicable contractual fees earned. For performance-based fees under cost reimbursable contracts that are subject to the Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 605-35, Construction-Type and Certain Production-Type Contracts, we recognize the relevant portion of the expected fee to be awarded by the client at the time such fee can be reasonably estimated, based on factors such as our prior award experience and communications with the client regarding performance. For cost reimbursable contracts with performance-based fee incentives that are subject to the provisions of SEC Topic 13, Revenue Recognition, we recognize the relevant portion of the fee upon customer approval. For time-and-material contracts, revenue is recognized to the extent of billable rates times hours delivered plus material and other reimbursable costs incurred. For long-term fixed-price production contracts, revenue is recognized at a rate per unit as the units are delivered, or by other methods to measure services provided. Revenue from other long-term fixed-price contracts is recognized ratably over the contract period or by other appropriate methods to measure services provided. Contract costs are expensed as incurred except for certain limited long-term contracts noted below. For long-term contracts as described in ASC 605-35, we apply the percentage of completion method. Under the percentage of completion method, income is recognized at a consistent profit margin over the period of performance based on estimated profit margins at completion of the contract. This method of accounting requires estimating the total revenues and total contract cost at completion of the contract. During the performance of long-term contracts, these estimates are periodically reviewed and revisions are made as required. The impact on revenue and contract profit as a result of these revisions is included in the periods in which the revisions are made. This method can result in the deferral of costs or the deferral of profit on these contracts. Because we assume the risk of performing a fixed-price contract at a set price, the failure to accurately estimate ultimate costs or to control costs during performance of the work could result, and in some instances has resulted, in reduced profits or losses for such contracts. Estimated losses on contracts at completion are recognized when identified. In certain circumstances, revenues are recognized when contract amendments have not been finalized.

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

Accounting Standards Updates

September 2009, Accounting Standard Update No. 2009-07, Accounting for Various Topics: Technical Corrections to SEC Paragraphs, was issued. This Codification Update represents technical corrections to various Topics containing SEC guidance based on external comments received.

August 2009, Accounting Standard Update No. 2009-03, SEC Update An Amendment of the FASB Accounting Standards CodificationTM No. 2009-03 August 2009 Amendments to Various Topics Containing SEC Staff Accounting Bulletins, was issued. This Codification Update represents technical corrections to various Topics containing SEC Staff Accounting Bulletins to update cross-references to Codification text.

On June 30, 2009, Accounting Standard Update No. 2009-02, Omnibus Update Amendments to Various Topics for Technical Corrections, was issued. This Accounting Standard Update updates various topics for the ASC for technical corrections.

On June 30, 2009, Accounting Standard Update No. 2009-01, Topic 105—Generally Accepted Accounting Principles amendments based on Statement of Financial Accounting Standards No. 168—The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles, was issued. This Accounting Standards Update amends the FASB Accounting Standards Codification for the issuance of SFAS 168, The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles. This Accounting Standards Update includes Statement 168 in its entirety, including the accounting standards update instructions contained in Appendix B of the Statement. The Codification is the source of authoritative U.S. generally accepted accounting principles (GAAP) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date of SFAS 168, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other nongrandfathered non-SEC accounting literature not included in the Codification will become nonauthoritative. SFAS 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. Following SFAS 168, the Board will not issue new standards in the form of Statements, FASB Staff Positions or Emerging Issues Task Force Abstracts. Instead, it will issue Accounting Standards Updates. The GAAP hierarchy will be modified to include only two levels of GAAP: authoritative and nonauthoritative.

In June 2009, SFAS 167, Amendments to FASB Interpretation No. 46(R), (ASC 810) was issued. The objective of SFAS 167 is to amend certain requirements of FIN 46 (revised December 2003), Consolidation of Variable Interest Entities, or FIN 46(R) to improve financial reporting by enterprises involved with variable interest entities and to provide more relevant and reliable information to users of financial statements. SFAS 167 carries forward the scope of FIN 46(R), with the addition of entities previously considered qualifying special-purpose entities, as the concept of these entities was eliminated in SFAS 166, Accounting for Transfers of Financial Assets (ASC 860). SFAS 167 nullifies ASC 860-10-50 (FASB Staff Position FAS 140-4 and FIN 46(R)-8, Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities). The principal objectives of these new disclosures are to provide financial statement users with an understanding of:

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

SFAS 167 is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009. Earlier application is prohibited. The provisions of SFAS 167 need not be applied to immaterial items. We are contemplating the potential effects, if any; this pronouncement will have on the Company’s financial position and results of operations.

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

Our exposure to market risks relates to changes in interest rates for borrowing under our revolving credit facility. At September 30, 2009, we had no outstanding balance on our revolving credit facility. Borrowings under our revolving credit facility bear interest at variable rates. A hypothetical 10% increase in interest rates would increase our annual interest expense for the nine months ended September 30, 2009, by less than $0.1 million.

We do not use derivative financial instruments for speculative or trading purposes. When we have excess cash, we invest in short-term, investment grade, interest-bearing securities. Our investments are made in accordance with an investment policy. Under this policy, no investment securities can have maturities exceeding nine months and the weighted average maturity of the portfolio cannot exceed 60 days.

Item 4.	Controls and Procedures

As of September 30, 2009, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), management evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 of the Exchange Act. Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective, as of the end of the period covered by this report, such that the information relating to us that is required to be disclosed in our reports filed with the SEC (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and (ii) is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

Exhibits required by Item 601 of Regulation S-K:

The following lists certain exhibits either filed herewith or filed with the SEC during the fiscal quarter ended September 30, 2009.

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

MANTECH INTERNATIONAL CORPORATION
Date: October 30, 2009
	By:	/S/ GEORGE J. PEDERSEN
	Name:	George J. Pedersen
	Title:	Chairman of the Board of Directors and Chief Executive Officer

Date: October 30, 2009	By:	/S/ KEVIN M. PHILLIPS
	Name:	Kevin M. Phillips
	Title:	Chief Financial Officer