Form 10-K
period 2009-12-31
MANTECH INTERNATIONAL CORP
filed 2010-02-26
CIK 892537

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10–K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2009 was $943,436,068 (based on the closing price of $43.04 per share on June 30, 2009, as reported by the Nasdaq National Market).

There were the following numbers of shares outstanding of each of the registrant’s classes of common stock as of February 17, 2010: ManTech International Corp. Class A Common Stock, $.01 par value per share, 22,392,037 shares; ManTech International Corp. Class B Common Stock, $.01 par value per share, 13,605,345 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the definitive Proxy Statement to be filed with the Securities Exchange Commission pursuant to Regulation 14A in connection with the registrant’s 2010 Annual Meeting of Stockholders, to be filed subsequent to the date hereof, are incorporated by reference into Part III (Items 10, 11, 12, 13 and 14) of this Annual Report on Form 10-K. Such definitive Proxy Statement will be filed with the Commission not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

PART I

In this document, unless the context indicates otherwise, the terms “Company” and “ManTech” as well as the words “we”, “our”, “ours” and “us” refer to both ManTech International Corporation and its consolidated subsidiaries. The term “registrant” refers only to ManTech International Corporation, a Delaware corporation.

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

Forward Looking Statements

This Annual Report on Form 10-K contains forward-looking statements that involve substantial risks and uncertainties, many of which are outside of our control. We believe that these statements are within the definition of the Private Securities Litigation Reform Act of 1995. You can identify these statements by the use of words such as “may”, “will”, “expect”, “intend”, “anticipate”, “believe”, “plan”, “seek”, “estimate”, “continue” and other similar words. You should read statements that contain these words carefully because they discuss our future expectations, make projections of our future results of operations or financial condition or state other “forward-looking” information.

Although forward-looking statements in this Annual Report reflect our good faith judgment of management, such statements can only be based on facts and factors currently known by us. Consequently, forward-looking statements are inherently subject to risks and uncertainties and actual results and outcomes may differ materially from the results and outcomes discussed in or anticipated by the forward-looking statements. We believe that it is important to communicate our future expectations to our investors. However, there may be events in the future that we are not able to predict accurately or control. Factors that could cause actual results to differ materially from the results we anticipate include, but are not limited to, those discussed in Item 1A. “Risk Factors” below, as well as those discussed elsewhere in this Annual Report. We urge you not to place undue reliance on these forward-looking statements, which speak only as of the date of this Annual Report. We undertake no obligation to update any forward-looking statement in order to reflect any event or circumstances that may arise after the date of this Annual Report. We also suggest that you carefully review and consider the various disclosures made in this Annual Report that attempt to advise interested parties of the risks and factors that may affect our business, financial condition, results of operations and prospects.

Item 1. Business

Business Overview

ManTech is a leading provider of innovative technologies and solutions for mission-critical national security programs for customers within the Intelligence Community; departments of Defense, State, Homeland Security and Justice; Space Community; National Oceanic and Atmospheric Administration (NOAA); and other U.S. federal government organizations. Our expertise includes systems engineering and integration, enterprise architecture, cyber security/ information assurance, intelligence operations and analysis support, network and critical infrastructure protection, information operations and information warfare support, information technology, communications integration, global logistics and supply chain management and service oriented architecture. Our commitment to customer mission is one of our key differentiators. We currently operate in approximately 40 countries worldwide, and approximately 1,200 of our 8,800 highly qualified employees are deployed supporting U.S. forces in theater.

In 2009, we had revenues of $2.02 billion, an 8.0% increase over our 2008 revenues of $1.87 billion. We have grown substantially in the last eight years, from revenues of $0.43 billion at the end of 2001, just prior to our Initial Public Offering (IPO) in February 2002, to our current levels today.

Industry Background

The federal government is the largest consumer of services and solutions in the United States. We believe that the federal government’s spending will continue to increase in the next several years, driven by the expansion of national security and homeland security programs, the continued need for sophisticated intelligence gathering and information sharing, increased reliance on technology service providers due to shrinking ranks of government technical professionals and the continuing impact of federal procurement reforms. For example, federal government spending on information technology has consistently increased in each year since 1980. INPUT, an independent federal government market research firm, expects this trend to continue, with federal government spending on information technology forecasted to increase from approximately $76 billion in federal fiscal year 2009 to $90 billion in federal fiscal year 2014. Moreover, this data may not fully reflect government spending on classified intelligence programs, operational support services to our armed forces and complementary technical services, which include sophisticated systems engineering.

Across the national security community, we see the following trends that will continue to drive increased spending and dependence on technology support contractors.

➢	Increased Spending on Defense and Intelligence to Combat Terrorist Threats

The Department of Defense is the largest purchaser of services and solutions in the federal government. For federal fiscal year 2010, President Obama signed a bill that authorizes $636 billion in defense spending, including Overseas Contingency Operations (OCO) funding of $128 billion and submitted a request for an additional $33 billion in OCO funding. For federal fiscal year 2011, the Obama administration has submitted a defense budget of $708 billion, including $159 billion for OCO. The Intelligence Community is another significant source of our revenue base. The intelligence budget for federal fiscal year 2009 totaled approximately $50 billion (not including another $25 billion funded within the defense budget as the Military Intelligence Program (MIP)), a 5% increase from federal fiscal year 2008 and a compound annual growth rate of 6% over the last eleven years when it totaled $27 billion in federal fiscal year 1998. The vast majority of the growth has taken place after the 2001 terrorist attacks, which created an urgent need to confront Al Qaeda and its allies with enhanced intelligence efforts. The global threat of terrorism has not diminished and we believe that the Intelligence Community will continue to see growth in its budget.

➢	Increased Spending on Cyber Security

The Comprehensive National Cyber Initiative (CNCI), which is mostly classified, is focused on securing the government’s cyber networks and involves all agencies of the federal government over the next five to ten years. INPUT forecasts that federal spending on Cyber & Information Security will increase from approximately $8 billion in federal fiscal year 2009 to approximately $12 billion in federal fiscal year 2014, an 8% compound annual growth rate over the next five years. Recent reports of cyber attacks on Google and others from China underscore the urgency of this problem.

➢	Continuing Focus on Information Sharing, Data Interoperability and Collaboration

We believe intelligence agencies will increase their demand for data and text mining solutions to enable them to extract, analyze and present data gathered from the massive volumes of information available through open sources such as the Internet. This increased focus on national security, homeland security and intelligence has also reinforced the need for interoperability among the many disparate information technology systems throughout the federal government. We believe the Department of Homeland Security and the intelligence agencies will continue to be interested in enterprise systems that enable better coordination and communication within and among agencies and departments. The December 25, 2009 attempted terrorist attack on a Northwest Airlines flight demonstrates the need to access, synthesize and process all of the information known to various components of the government.

➢	Reliance on Technology Service Providers

The demand for technology service providers is expected to increase due to the need for federal agencies to maintain core operational functions while maintaining and updating technology across their enterprises. Given the difficulty the federal government has experienced in hiring and retaining skilled technology personnel in recent years, we believe the federal government will need to rely heavily on technology service providers that have experience with government legacy systems, can sustain mission-critical operations and have the required government security clearances to deploy qualified personnel in classified environments. In addition, with active engagements in Iraq and Afghanistan, our Defense customers need to focus their internal resources on combat operations and are turning to contractors for many support operations such as logistics.

➢	Inherent Weaknesses of Federal Personnel Systems

The fundamental design of U.S. military and federal civil service personnel systems creates the need for industry support as well as provides a key source of talent. The government biases its compensation system towards retirement benefits and offers relatively early opportunities to retire. Retiring government employees are often at the prime of their career and offer an attractive labor pool to industry. Moreover, the military service and to a certain extent the civil service aim to create well-rounded generalists, which requires their best talent to change jobs every 18 months to three years. This practice effectively trains senior officers and executives, but it creates a void of deep domain and technical expertise that is often filled by industry. Retired military and government workers are attracted to these positions because they offer long-term stability and a compensation strategy based on take-home pay. The federal government faces a growing number of retirement-eligible employees over the next ten years as the baby-boom generation ages, and industry will benefit from this growing talent pool.

Finally, we see two opposing trends that both enhance our ability to recruit and retain. Many civil servants are frustrated with the constant churn of their immediate leadership as well as the perceived pressure to work only a 40-hour work week during a time of war. Conversely, in the current environment many military personnel are stressed by multiple deployments with too little time in between. Both of these pools are attracted by a reasonable balance between commitment to mission and family. We believe these trends will continue and likely increase.

➢	Increased Focus on Organizational Conflict of Interest (OCI)

The Weapon Systems Acquisition Reform Act of 2009 is designed to avoid conflicts that can occur when the same contractor, or a parent and an affiliate, holds contracts for production and advisory services on the same acquisition program. In addition, the Government Accountability Office has indicated that some conflicts cannot be mitigated with a firewall between affiliated companies and that avoidance is the preferred approach. Our government customers are increasingly concerned with OCI, and many of them are creating more rigid separations between production and advisory services. The rules are not yet established and they may eventually vary by agency, but in some cases, contractors who are currently performing both production and advisory services will not be allowed to continue both types of support. For example, we believe that Northrop Grumman’s decision to divest the TASC business was primarily caused by OCI concerns at the National Reconnaissance Office (NRO). We have relatively few such potential conflicts and provide support services on behalf of the government for the majority of our work. For example, we are one of only four companies to be certified by the NRO as a “non-conflicted” service provider. We expect that OCI issues will create business opportunities as conflicted competitors no-bid or divest support work.

Our Solutions and Services

We combine deep domain understanding and technical capability to deliver comprehensive information technology, technical and other services and solutions primarily in support of mission critical national security programs for the Intelligence Community and Department of Defense. Our solutions include the following service offerings, often delivered in combination over an extended period of time in support of long-term programs: systems engineering and integration; enterprise architecture (design, review and implementation); cyber security/information assurance (security architecture, computer forensics, intrusion detection, penetration testing and cyber threat analysis); intelligence operations and analysis support; network and critical infrastructure protection; information operations and information warfare support; information technology; communication integration; global logistics & supply chain management; and service oriented architecture.

Our offerings fall into three basic categories: Mission Support; Systems Engineering; and Technical Services.

Mission Support

➢	Cyber Security—Computer Network Attack, Exploitation and Defense

Our team of security experts tackles some of the most challenging cyber security problems such as identifying and neutralizing state sponsored cyber attacks, managing security operations centers, developing robust insider threat detection programs, and creating enterprise vulnerability management programs. We provide comprehensive cyber warfare and cyber defense security solutions and services to the Department of Defense, agencies in the Intelligence Community, Department of State and Department of Justice. We are also trusted partners of our customers in the area of information assurance. Our understanding of IT security guidance and policy allows us to assist them in ensuring their programs are protected in accordance with that policy or in developing mitigation strategies to reduce the risks. Our vulnerability assessment and penetration testing capabilities allows us to emulate all threats to our customers’ information whether from wired or wireless networks, software applications, or through social engineering. If a customer is unfortunate enough to have experienced a compromise, our incident response team, comprised in part of former cyber federal law enforcement agents, can deploy anywhere in the world to assist them. Our solutions also support unique mission areas such as computer forensics, cyber threat analysis, computer crimes investigations, security operations center management and specialized training in information assurance, cyber security, computer forensics and computer network operations. We perform advanced services in the areas of data mining analysis, atypical data recovery techniques and data extraction. For example, in support of a customer, we developed and now staff a national level computer forensic laboratory and provide a broad spectrum of subject matter expertise, including reverse engineering and code analysis; forensic signature creation, detection and analysis; damaged media recovery; hidden data processing; protected data processing; forensic software development; and custom training development and implementation. We played a crucial role in the successful establishment of the mission and helped our government mission partner create a strong foundation for providing advanced forensics support.

➢	Secure Information Sharing and Collaboration

The ability to collaborate and share information across non-traditional boundaries in a trusted fashion has become critically important for national security. We apply extensive engineering experience and proven solutions to facilitate collaboration and information sharing to meet Department of Defense and Intelligence Community security requirements. We were selected as one of two companies to lead the development of a next generation analytic sharing and collaboration program for the Office of the Director of National Intelligence (ODNI). Our prototype solution, A-Space, was recognized by TIME magazine as one of the Top 50 inventions of 2008.

➢	Mission Enabling Solutions

We design, develop, implement, test, web-enable and maintain security applications for our customers’ information systems and network infrastructures. We provide comprehensive e-commerce services, including web development efforts that focus on designing and maintaining scalable, interoperable, reliable and portable end-to-end information management solutions. We apply these capabilities to critical customer missions requiring multi-layered security within applications in order to improve information sharing and collaboration. For example, we developed a state-of-the-art analytic environment that provides access to regional, national and international information with appropriate security level access controls, providing direct operational support to time-sensitive counterterrorism activities in support of an Intelligence Community customer.

➢	Enterprise Systems Engineering

Our network architecture planning and implementation services and systems engineering services support enterprise-wide network infrastructures and components that include LAN/WAN architectures, messaging architectures, network management solutions, directory services architecture and web hosting. These services are provided within secure environments requiring the application of multi-level security policies across the enterprise. For example, we developed and implemented a scalable enterprise-wide network and messaging infrastructure accredited to meet DCID 6/3 PL3 in support of an Intelligence Community customer.

➢	Service Oriented Architectures

We are a provider of Service Oriented Architecture (SOA) solutions to the federal government and we have implemented and taken operational, numerous large scale SOA/data sharing programs. For example, we led the design and implementation of the Department of Defense Intelligence Information Systems (DoDIIS) service oriented architecture and services-based capabilities for the Defense Intelligence Agency. The DoDIIS SOA framework helps intelligence analysts to comb through millions of intelligence reports to find relevant and meaningful answers to national security questions and better enables intelligence analysis, information discovery, knowledge management and information sharing.

➢	Intelligence Operations and Analysis Support

We support strategic and tactical intelligence systems, networks and facilities in support of the Intelligence Community and Department of Defense. To support classified systems and facilities designed to collect, analyze, process and report on various intelligence sources, we develop and integrate collection and analysis systems and techniques. Some of our intelligence-related services also include the design, rapid development and prototyping, integration and management of real-time signal processing systems. We also provide support to the development and application of analytical techniques to counterintelligence, Human-Intelligence (HUMINT) operations/training and counter-terrorist operations. For example, we support intelligence operations designed to counter narcotics trafficking along our southwest border.

➢	Secrecy Management and Program Security Architecture

High-classified programs, including intelligence operations and military programs, require secrecy management and security infrastructure services. Due to the highly sensitive and classified nature of these programs, opportunities are often limited to a select number of providers that possess the requisite capabilities, qualifications and special access clearances. We provide secrecy and security services including vulnerability assessment, exposure analysis, secrecy architecture design, security policy development and implementation, lifecycle acquisition program security, operations security, information assurance, Anti-Tamper, Export Compliance support, foreign disclosure, system security engineering, security awareness and training, comprehensive security support services and technical certification and accreditation services. For example, we provide integrated security support for the Joint Strike Fighter (JSF) Program. With numerous highly classified technologies incorporated in its design and international content in both its development and its usage, the JSF Program presents the most complex security problem set of any weapon system in our nation’s history. We provide a complete range of integrated security services to the JSF Program Office, including physical, personnel and cyber security disciplines, as well as in-depth support to international disclosure controls.

Systems Engineering

➢	Systems Engineering Services

Systems Engineering is an interdisciplinary approach and means for enabling the realization and deployment of successful systems. We provide Systems Engineering services with scientists and engineers that consider both technical and business requirements to deliver quality products that have been meeting the war fighter’s needs since 1968. We support the entire systems lifecycle from requirements definition and analysis, through design and development and on to test and evaluation and operational deployment. Our commitment to the Systems Engineering discipline is exemplified by our achievement of our Capability Maturity Model® Integration Level 3 rating for Software and Systems Engineering. As part of our systems engineering support, we address a full 360-degree perspective of a program, including disciplines of system, software, hardware, acoustics, communications, reliability, safety and test engineering, as well as modeling, simulation and analysis. For example, we perform comprehensive System Engineering services to analyze, develop and integrate solutions for U.S. Navy hardware and software requirements across subsurface, surface, ground, air and space domains. We also provide substantial systems engineering services to the Department of Homeland Security in the area of border security.

➢	Modeling & Simulation, Testing and Evaluation

We provide system analysis, modeling and testing of technologies and systems, which are being deployed to identify and detect nuclear and radiological sources that are attempting entry into the U.S. for the Department of Homeland Security’s Domestic Nuclear Detection Office. Our services include technology assessments, sensor modeling, situational awareness and test preparation and planning. We also test complex and mission-critical hardware and software systems used by the Army, Navy and National Aeronautics and Space Administration (NASA), with many of these customer relationships spanning more than three decades. We have played key roles in improving the performance, reliability, maintainability, supportability and weapons effectiveness of all Navy in-service rotary and fixed wing platforms and their associated ordnance.

➢	Independent Validation and Verification (IV&V)

We perform tests to certify that new or upgraded systems operate in accordance with design requirements. For example, we have performed certification services for aircraft weapon systems in support of U.S. Naval Air Systems Command programs. We are a prime contractor on the Department of Homeland Security’s Enterprise Acquisition Gateway for Leading Edge Solutions (EAGLE) in the functional category for Independent Test, Evaluation, Validation and Verification. We were awarded the first task order issued under this category to provide the Department of Homeland Security’s Science & Technology Directorate with IT security compliance services, IT security architecture services and IT security IV&V of the Directorate’s applications and systems at headquarters and throughout its numerous research laboratories.

Technical Services

➢	Communication Systems and Infrastructure Support

Using specialized knowledge of industry standards and state-of-the-art system architectures and applications, we design, procure, install, operate, test, repair and maintain secure voice, data and video communication systems and network infrastructures. For example, we manage and operate premier infrastructure and facility operations in regional support centers throughout the United States, Iraq, Afghanistan, Germany, Korea and elsewhere for intelligence, electronic warfare and related critical missions. We perform systems and network troubleshooting, maintenance, repair and installation, as well as integration and testing of electronic, electrical and mechanical equipment designed for vehicular, airborne and portable platforms. Personnel located at these regional support centers have supported every major military deployment since 1990. We also support several major Intelligence, Surveillance and Reconnaissance (ISR) systems, such as the Army’s Elevated Sensors program and the Distributed Common Ground System-Army.

➢	Global and Domestic Mission-Critical Logistics Support

We provide logistics, repair and maintenance services, unique system training and curriculum support, resource management and inventory tracking technologies for complex, critical and specialized customer systems in deployed, isolated and remote locations worldwide. Specifically, related to the Route Clearance program on behalf of the U.S. Army in Southwest Asia (predominantly Iraq and Afghanistan), we are responsible for maintaining critical and life-sustaining operational readiness levels for counter-improvised explosive device (IED) vehicles and systems, including Mine-Resistant Ambush-Protected (MRAP) vehicles and MRAP All-Terrain Vehicles (M-ATV). To that end, we are responsible for the development and management of supply levels as well as the streamlined operation of supply-chain channels to include vendor partnerships with original equipment manufacturers (OEMs) to ensure the expedient, unencumbered delivery of systems and parts to forward operating theater locations.

➢	Global Property Management

For the U.S. Army’s Global Property Management Services and Property Accountability and Readiness Programs, we provide property program management and readiness tracking, automated records maintenance, property accountability and property book visibility, evaluation, validation and analysis in multiple locations throughout the western United States and Europe. This program combines our expertise in logistics; supply support operations and services; operations and maintenance; and systems integration.

➢	Global Information Technology Modernization

Government customers require secure Information Technology Systems Lifecycle Management. For the Department of State, we currently have the responsibility to modernize 600 classified and unclassified networks and systems in over 370 locations around the world. The backbone of our global capabilities is a comprehensive ISO 9001:2000-certified management and control system designed to provide best value for the customers and to lower the total cost of ownership across the systems’ lifecycles. All operations are executed within our Top Secret-cleared systems storage and integration facilities. These secure facilities are connected to our customers’ classified communications and networks and are designed to operate within a variety of operational and physical security parameters. Our seamless interface with extensive secure multi-modal distribution services is responsible for the successful, secure shipment of information technology equipment using the entire spectrum of government and commercial distribution services.

Our Growth Strategy

Our objective is to grow our business profitably as a premier provider of comprehensive systems engineering information technology and technical services solutions to the federal government market. Our strategies for achieving this objective include the following:

➢	Expand Our Customer Base

Since we were founded in 1968, we have focused on providing information technology-based solutions and services for mission-critical national security programs. We have several long standing customer relationships; many of our early customers are still our customers today. We intend to capitalize on our global footprint and long-term relationships with our customers and our reputation within the Intelligence Community, Department of Defense and other government agencies to attract new customers and to cross-sell our broad array of solutions to our existing customers. Based on our long-term support to numerous customers, we believe we have a successful past performance track record and have demonstrated technical expertise that gives us credibility with these customers and enhances our ability to be successful in bidding on follow-on contracts and in competing for new programs of both existing and new customers. As customers seek a “single integrator solution” approach, we believe that we have sufficient experience and expertise to support such programs for current and new customers. Because our personnel are on-site with our customers or work in close proximity to our customers, we understand their requirements and are often able to enhance their operations by rapidly identifying and developing solutions for customer-specific requirements.

➢	Target High Growth Segments of the Market

We believe the projected growth in government technical services spending will offer opportunities for development and delivery of advanced technology solutions for enterprise applications and information systems. We intend to expand our service offerings in high growth program areas. In particular, we intend to focus on providing new or improved solutions in cyber security/information assurance and ISR, and we have established campaigns around potential high growth areas, such as smart power and border security. In January 2010 we completed the acquisition of Sensor Technologies Inc. (STI), which provides mission critical systems engineering and Command, Control, Communications, Computers, Intelligence, Surveillance and

Reconnaissance (C4ISR) services and solutions to the Department of Defense. We also plan to continue to target customers seeking to improve their information technology infrastructures and systems, especially those charged with building and operating enhanced web-based collaboration/sharing platforms. We have also identified global logistics and supply chain management opportunities related to sustainment, RESET and refurbishment of equipment, and we believe that our recent acquisition of STI will offer significant opportunities to capture this work on the U.S. Army’s Strategic Services Sourcing (S3) contract.

➢	Pursue Strategic Acquisitions

Our market, business model and financial disciplines enable us to generate substantial cash to accelerate our growth. We plan to enhance our internal growth by selectively pursuing strategic acquisitions of businesses that can cost-effectively broaden our domain expertise and service offerings and allow us to establish relationships with new customers. Our primary acquisition targets are three-fold: strengthen our core offerings in national security and homeland defense, augment our cyber security capability and diversify into U.S. federal civilian agencies. We have successfully acquired 14 companies since our IPO in February 2002, accelerating our overall revenue growth. Our recent acquisitions include the following:

•

Sensor Technologies Inc. (STI)—On January 15, 2010, we acquired STI, a leading provider of mission-critical systems engineering and Command, Control, Communications, Computers, Intelligence, Surveillance and Reconnaissance (C4ISR) services and solutions to the Department of Defense. STI’s largest customer is the U.S. Army through several contracts, including its prime position on the S3 Indefinite Delivery/Indefinite Quantity contract on which it has received more than $2.5 billion in task orders to date.

•	DDK Technologies Group (DDK)—On March 13, 2009, we acquired DDK, who provided information technology and cyber security services for several Department of Defense agencies.

➢	Attract, Train and Retain Highly Skilled and Highly Cleared Personnel

We must attract, train and retain skilled professionals, including engineers, scientists, analysts, technicians and support specialists, to ensure that we have the capabilities to fulfill our customers’ requirements. We target candidates who have served in the military or as civilian experts in the Intelligence Community and Department of Defense, as well as those who are leading specialists in their technology disciplines. We believe that the personnel trends previously identified will persist in a manner that will continue to support our hiring efforts.

Since 2006, we have annually been ranked in the Top 10 in the nation on the G.I. Jobs Magazine Military-Friendly Employers list. In 2008, we announced an employer partnership with the U.S. Army Reserve that will allow both our organizations to recruit, train and employ young people interested in serving the nation and pursuing a career in information technology. In 2009, we embarked on an enterprise-wide Talent Management Program to create growth opportunities for our people and ensure that we have the key managers and technical staff that we will need to meet our growth objectives. We believe we can continue to retain our employees by offering competitive compensation and incentive plans, opportunities for career growth through company-supported education programs and diverse, challenging assignments.

Our Customers

Our primary customers are U.S. federal government intelligence, military and civilian agencies. In addition, we support some state and local governments and commercial customers. We derive most of our revenues from national security and homeland defense customers. We have successful, long-standing relationships with our customers, having supported many of them for 40 years.

Fiscal Year	Percentage of Revenue from Federal Government Customers	Percentage of Revenue from National Security and Homeland Defense Customers
2009	98.3%	95.0%
2008	98.1%	93.8%
2007	97.7%	93.3%

Our national security and homeland defense customers include the Office of Secretary of Defense; the Department of State; the Department of Homeland Security; the Department of Justice; various intelligence agencies; federal intelligence and terrorism task forces; the U.S. Army, Navy, Air Force and Marine Corps; and joint military commands. Our other U.S. Federal Government customers include the NASA, NOAA and the Patent & Trademark Office (PTO).

Our federal government customers typically exercise independent contracting authority, and even offices or divisions within an agency or department may directly, or through a prime contractor, use our services as a separate customer so long as that customer has independent decision-making and contracting authority within its organization. For example, under a contract with one of the Army’s contracting agencies, program managers throughout the Army and from other services and defense agencies are able to purchase a wide range of our solutions. The U.S. Army Tank-Automotive Command (TACOM) contract accounted for 20.2%, 1.8% and 0% of our revenues for the years ended December 31, 2009, 2008 and 2007, respectively. Similar work was performed under a predecessor program, the U.S. Army Countermine contract, which accounted for 2.4%, 11.3% and 14.4% of our revenues for the years ended December 31, 2009, 2008 and 2007, respectively. In addition, there were no sales to any customers within a single country (except for the United States) where such sales accounted for 10% or more of our total revenues.

For 2009 and 2008, we derived 35.2% and 52.1%, respectively, of our revenues through relationships with prime contractors, who contract directly with the customer and subcontract to us.

Foreign Operations

We treat sales to U.S. government customers as sales within the United States, regardless of where services are performed. North Atlantic Treaty Organization (NATO) is the Company’s largest international customer. The percentages of total revenues by geographic customer for the last three years were as follows:

	Year Ended December 31,
	2009	2008	2007
United States	99.0%	98.9%	98.7%
International	1.0%	1.1%	1.3%

	100.0%	100.0%	100.0%

Backlog

At December 31, 2009, our backlog was $3.8 billion, of which $1.1 billion was funded backlog. At December 31, 2008, our backlog was $4.0 billion, of which $1.2 billion was funded backlog. Backlog represents estimates that we calculate on the basis described below. We expect that approximately 40% to 50% of our total backlog will be recognized as revenue prior to December 31, 2010.

We define backlog as our estimate of the remaining future revenues from existing signed contracts, assuming the exercise of all options relating to such contracts and including executed task orders issued under indefinite delivery, indefinite quantity (ID/IQ) contracts. We also include an estimate of revenues for solutions that we believe we will be asked to provide in the future under the terms of ID/IQ contracts for which we have an established pattern of revenue.

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

The STI acquisition was completed on January 15, 2010. Consequently, the STI backlog is not included in the amounts disclosed above. STI backlog at December 31, 2009 was approximately $1.0 billion of which $0.3 billion was funded.

Employees

As of December 31, 2009, we had approximately 8,000 employees, including over 1,200 employees located outside of the United States. Of our overall employee base, approximately 77% hold security clearances and approximately 41% hold Top Secret or higher level clearances. We believe that our relationships with our employees are good. Due to the ramp-up of certain programs and the acquisition of STI completed on January 15, 2010, the Company currently has approximately 8,800 employees.

Patents, Trademarks, Trade Secrets and Licenses

We own nine patents in the United States and two patents in Canada. While we believe these patents are valid, we do not consider our business to be dependent on the protection of these patents in any material way.

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

Seasonality

Our business is not seasonal. However, it is not uncommon for federal government agencies to award extra tasks or complete other contract actions in the weeks before the end of the federal government’s fiscal year (which is September 30) in order to avoid the loss of unexpended fiscal year funds. Additionally, in years when the federal government does not complete its budget process before the end of its fiscal year, government operations typically are funded pursuant to a continuing resolution that authorizes agencies of the federal government to continue to operate, but traditionally does not authorize new spending initiatives. When much of the federal government operates under a continuing resolution, delays can occur in procurement of products and services that can affect our revenue and profit during the period of delay.

Competition

Our key competitors currently include divisions of large defense contractors such as Computer Sciences Corporation, General Dynamics, Lockheed Martin Corporation, Northrop Grumman Corporation and Science Applications International Corporation, as well as a number of mid-size U.S. government contractors with specialized capabilities, such as CACI, Booz Allen & Hamilton, Stanley, Inc., DynCorp International and SRA International. Because of the diverse requirements of U.S. government customers and the highly competitive nature of large procurements, corporations frequently form teams to pursue contract opportunities. The same companies listed as competitors will, at times, team with us or subcontract to us in the pursuit of new business. We believe that the major competitive factors in our market are distinctive technical competencies, successful past contract performance, intelligence and military work experience, price of services, reputation for quality and key management with domain expertise.

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

Fairfax, Virginia 22033-3300

Phone: (703) 218-6000

Item 1A. RISK FACTORS

Forward-Looking and Cautionary Statements

Set forth below are the risks that we believe are material to investors who purchase our common stock. You should carefully consider the following risks together with the other information contained in or incorporated by reference into this Annual Report on Form 10-K, including our consolidated financial statements and notes thereto. This section contains forward-looking statements. You should refer to the explanation of the qualification and limitations of forward-looking statements set forth at the beginning of this Annual Report.

Risks Related to Our Business

We depend on contracts with the U.S. federal government for substantially all of our revenues. If our relationships with the federal government were harmed, our business, future revenues and growth prospects could be adversely affected.

We expect that federal government contracts will continue to be the primary source of our revenues for the foreseeable future. We derived approximately 98.3%, 98.1% and 97.8% for fiscal years 2009, 2008 and 2007, respectively, of our revenues from our federal government customers (consisting primarily of national security and homeland defense customers in the departments of Defense, State, Homeland Security and Justice; various intelligence agencies; federal intelligence and terrorism task forces; the U.S. Army, Navy, Air Force and Marine Corps; joint military commands; and other U.S. federal government customers including NASA and the PTO). Our business, prospects, financial condition or operating results could be materially harmed if:

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

Our business depends upon continued federal government expenditures on intelligence, defense and other programs that we support. These expenditures have not remained constant over time. For example, the overall U.S. defense budget declined for periods of time in the late 1980s and the early 1990s, resulting in a slowing of new program starts, program delays and program cancellations. These reductions caused many defense-related government contractors to experience declining revenues, increased pressure on operating margins and, in some cases, net losses. While spending authorizations for intelligence and defense-related programs by the government have increased in recent years, particularly after the 2001 terrorist attacks and more recently in support of U.S. war efforts in Southwest Asia, future levels of expenditures, mission priorities and authorizations for these programs may decrease, remain constant or shift to programs in areas where we do not currently provide services. Current federal government spending levels on defense-related programs are in part related to the U.S. military operations in Afghanistan and Iraq, and may not be sustainable, as a result of changes in government leadership, policies or priorities. Additionally, our business, prospects, financial condition or operating results could be materially harmed by the following:

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

These or other factors could cause federal government agencies and departments to reduce their purchases under contracts, exercise their right to terminate contracts or not exercise options to renew contracts, any of which could cause us to lose revenue. A significant decline in overall U.S. government spending or a shift in expenditures away from agencies or programs that we support could cause a material decline to our revenues.

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

We must comply with laws and regulations relating to the formation, administration and performance of federal government contracts. These laws and regulations affect how we conduct business with our federal government contracts. In complying with these laws and regulations, we may incur additional costs. Non-compliance may also allow for the assignment of additional fines and penalties, including contractual damages. Among the more significant laws and regulations affecting our business are the following:

•	The Federal Acquisition Regulation, which comprehensively regulates the formation, administration and performance of federal government contracts;

•	The Truth in Negotiations Act, which requires certification and disclosure of all cost and pricing data in connection with contract negotiations;

•	The Cost Accounting Standards and Cost Principles, which impose accounting requirements that govern our right to reimbursement under certain cost-based federal government contracts;

•	Laws, regulations and executive orders restricting the use and dissemination of information classified for national security purposes and the export of certain products, services and technical data;

•	U.S export controls, which apply when we engage in international work; and

•	Foreign Corrupt Practices Act.

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

The federal government may change its procurement or other practices in a manner adverse to us.

The federal government may change its procurement practices, including proposed acquisition reforms, or adopt new contracting laws, rules or regulations, such as cost accounting standards. It could also adopt new socio-economic requirements, or could curtail the outsourcing of various types of work, which could reduce our revenue opportunities. For example, certain government agencies have begun insourcing various types of inherently governmental services, and other government agencies could adopt similar practices, which could adversely affect our revenues. These changes could impair our ability to obtain new contracts or win re-competed contracts. Any new contracting methods could be costly or administratively difficult for us to satisfy and, as a result, could cause actual results to differ materially and adversely from those anticipated.

Unfavorable federal government audit results could subject us to penalties or sanctions, adversely affect our profitability, harm our reputation and relationships with our customers or impair our ability to win new contracts.

The Defense Contract Audit Agency (DCAA) and other government agencies routinely audit and investigate government contracts and systems. These agencies review a contractor’s performance on its contract, cost structure and compliance with applicable laws, regulations and standards. The DCAA also reviews the adequacy of, and a contractor’s compliance with, its internal control systems and policies, including the contractor’s accounting, purchasing, estimating, compensation and management information systems. Allegations of impropriety or deficient controls could harm our reputation or influence the award of new contracts. Any costs found to be improperly allocated to a specific contract will not be reimbursed, while such costs already reimbursed must be refunded. Recently, U.S. Government contractors, including our Company, have seen a trend of increased scrutiny by the DCAA and other U.S. Government agencies. If any of our internal control systems or policies is found non-compliant or inadequate, payments may be suspended under our contracts or we may be subjected to increased government scrutiny and approval that could delay or adversely affect our ability to invoice and receive timely payment on our contracts, perform contracts or compete for contracts with the U.S. Government. As a result, a DCAA audit could materially affect our competitive position and result in a substantial adjustment to our revenues. DCAA audits for costs incurred on work performed after 2005 have not yet been completed. In addition, government agency audits on a certain cost center of the Company have not been completed for the years 2002 through 2004 and one of our foreign operations has not yet been audited for 2003 and 2004. While we believe that the vast majority of such costs will be approved upon final audit, we do not know the outcome of any future audits and adjustments and, if any future audit adjustments exceed our estimates, our profitability could be adversely affected.

U.S. Government contractors are subject to a greater risk of investigation, criminal prosecution civil fraud, whistleblower lawsuits and other legal actions and liabilities than companies with solely commercial customers. Additionally, contractors that provide support services to U.S. forces in Southwest Asia have come under increasing scrutiny by agency inspector generals, government auditors and congressional committees. If a government audit or investigation uncovers improper or illegal activities, we may be subject to civil and criminal penalties and administrative sanctions, including termination of contracts, forfeiture of profits, suspension of payments, fines and suspension or debarment from doing business with federal government agencies. More generally, increased scrutiny and investigation into business practices and into major programs supported by contractors may lead to increased legal costs and may harm our reputation and profitability if we are among the targeted companies, regardless of the underlying merit of the allegations being investigated.

Federal government contracts contain provisions giving government customers a variety of rights that are unfavorable to us, including the ability to terminate a contract at any time for convenience.

Federal government contracts contain provisions and are subject to laws and regulations that give the government rights and remedies not typically found in commercial contracts. These provisions may allow the government to:

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

If the government terminates a contract for convenience, we may recover only our incurred or committed costs, settlement expenses and profit on work completed prior to the termination. If the government terminates a contract for default, we may not even recover those amounts and instead may be liable for excess costs incurred by the government in procuring undelivered items and services from another source. If one of our government customers were to unexpectedly terminate, cancel or decline to exercise an option to renew one or more of our significant contracts or programs, our revenues and operating results would be materially harmed.

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

We derive significant revenue from federal government contracts that are awarded through a competitive bidding process. We expect that a significant portion of our future business will also be awarded through competitive bidding. Competitive bidding presents a number of risks, including:

•	Bidding on programs in advance of the completion of their design, this may result in unforeseen technological difficulties and cost overruns;

•	Spending substantial cost and managerial time and effort to prepare bids and proposals for contracts that may not be awarded to us, which may result in reduced profitability;

•	Failing to accurately estimate the resources and cost structure that will be required to service any contract we are awarded;

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

We enter into three types of federal government contracts for our services: cost-plus, time-and-materials and fixed-price. For our last two fiscal years, we derived revenue from such contracts as follows:

Contract Type	2009	2008
Time-and-Materials	68.1%	66.1%
Cost-Plus	19.6%	20.4%
Fixed-Price	12.3%	13.5%

Each of these types of contracts, to varying degrees, involves some risk that we could underestimate our cost of fulfilling the contract, which may reduce the profit we earn or lead to a financial loss on the contract.

•

Under time-and-materials contracts, we are reimbursed for labor at negotiated hourly billing rates and for certain expenses. We assume financial risk on time-and-materials contracts because we assume the risk of performing those contracts at negotiated hourly rates.

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

As of December 31, 2009, our estimated contract backlog totaled approximately $3.8 billion, of which approximately $1.1 billion was funded. Backlog is our estimate of the remaining future revenues from existing signed contracts, assuming the exercise of all options relating to such contracts and including executed task orders issued under ID/IQ contracts. Backlog also includes estimates of revenues for solutions that we believe we will be asked to provide in the future under the terms of ID/IQ contracts for which we have an established pattern of revenue. Our estimates are based on our experience using such vehicles and similar contracts; however, we cannot assure that all, or any, of such estimated contract revenue will be recognized as revenue. The U.S. government’s ability to modify, curtail or terminate our major programs or contracts makes the calculation of backlog subject to numerous uncertainties. There can be no assurance that our backlog projections will result in actual revenue in any particular period, or at all, or that any contract included in backlog will be profitable. There is a higher degree of risk in this regard with respect to unfunded backlog, since it contains management’s estimate of amounts expected to be realized on unfunded contract work that may never be realized as revenues. If we fail to realize as revenues those amounts included in our backlog, our future revenue and growth prospects may be adversely affected.

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

In 2009 and 2008, we derived 35.2% and 52.1% of our revenues, respectively, from contracts in which we acted as a subcontractor to other contractors. Additionally, where we are named as a prime contractor, we may sometimes enlist other companies to perform some services under the contract as subcontractors. We expect to continue to depend on relationships with other contractors for a portion of our revenues for the foreseeable future. Our business, prospects, financial condition or operating results could be harmed if other contractors eliminate or reduce their contracts or joint venture relationships with us because they choose to establish relationships with our competitors; they choose to directly offer services that compete with our business; the government terminates or reduces these other contractors’ programs; or the government does not award them new contracts.

Our overall profit margins on our contracts may decrease and our results of operations could be adversely affected if materials and subcontract revenue grow at a faster rate than labor-related revenues.

Our revenues are generated both from the efforts of our technical staff (labor-related revenue) and from the receipt of payments for the costs of materials and subcontracts we use in connection with performing our services (materials and subcontract revenue). Generally, our materials and subcontract revenues have lower profit-margins than our labor-related revenues. If our materials and subcontract revenues grow at a faster rate than labor-related revenues, our overall profit margins may decrease and our profitability could be adversely affected.

We face risks associated with our international business.

Approximately 1.0% and 1.1% of our total consolidated revenues in 2009 and 2008, respectively, was generated by our entities outside of the United States. These international business operations are subject to a variety of risks associated with conducting business internationally, including:

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

Although revenues generated from our international operations have not been significant to date, we do not know the impact that these regulatory, geopolitical and other factors could have on our business in the future.

Our business operations involve considerable risks and hazards. An accident or incident involving our employees or third parties could harm our reputation, affect our ability to compete for business, and if not adequately insured or indemnified, could adversely affect our results of operations and financial condition.

Our business involves providing services that require some of our employees to operate in countries that may be experiencing political unrest, war or terrorism, including Afghanistan and Iraq. As a result, during the course of such deployments we are exposed to liabilities arising from accidents or incidents involving our employees or third parties. Any of these types of accidents or incidents could involve significant potential injury or other claims by employees and/or third parties. It is also possible that we will encounter unexpected costs in connection with additional risks inherent in sending our employees to dangerous locations, such as increased insurance costs, as well as the repatriation of our employees or executives for reasons beyond our control.

We maintain insurance policies that mitigate risk and potential liabilities related to our operations. Our insurance coverage may not be adequate to cover those claims or liabilities, and we may be forced to bear substantial costs from an accident or incident. Substantial claims in excess of our related insurance coverage could adversely affect our operating performance and may result in additional expenses and possible loss of revenue.

Furthermore, any accident or incident for which we are liable, even if fully insured, may result in negative publicity which could adversely affect our reputation among our customers and the public, which could result in us losing existing and future contracts or make it more difficult to compete effectively for future contracts. This could adversely affect our operating performance and may result in additional expenses and possible loss of revenue.

Acquisitions or joint ventures could result in operating difficulties, dilution or other adverse consequences to our business.

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

We have substantial investments in recorded goodwill and changes in future business conditions could cause these investments to become impaired, requiring substantial write-downs that would reduce our operating income and financial position.

As of December 31, 2009, our goodwill was $488.2 million. We evaluate the recoverability of recorded goodwill amounts annually, or when evidence of potential impairment exists. The annual impairment test is based on several factors requiring judgment. Principally, a decrease in expected reporting unit cash flows or changes in market conditions may indicate potential impairment of recorded goodwill. If there is an impairment, we would be required to write down the recorded amount of goodwill, which would be reflected as a charge against operating income.

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

We maintain a credit agreement with a syndicate of lenders led by Bank of America, N.A., as administrative agent. The credit agreement provides for a revolving credit facility with up to $350.0 million in loan commitments. The maturity date for the credit agreement is April 30, 2012. The terms of the credit agreement permit prepayment and termination at any time, subject to certain conditions. On December 18, 2009, we amended the terms and conditions of the credit agreement by (among other things) (i) increasing the applicable rate applied to ManTech’s outstanding base rate loans, letters of credit and Eurodollar rate loans under the credit agreement, (ii) permitting ManTech and its subsidiaries to incur additional unsecured indebtedness in accordance with the covenants of the credit agreement, as amended, (iii) imposing a consolidated leverage ratio requirement on ManTech’s ability to acquire additional companies rather than an annual $200.0 million limitation, (iv) increasing ManTech’s capacity to repurchase its capital stock pursuant to a repurchase plan in accordance with the covenants of the credit agreement, as amended and (v) amending certain other affirmative and restrictive covenants. The terms of our credit facility also contain certain covenants that limit our ability to create liens, merge or consolidate, dispose of assets, incur indebtedness and guarantees, repurchase or redeem capital stock and indebtedness, make certain investments or acquisitions, enter into certain transactions with affiliates or change the nature of our business. The credit agreement also contains financial maintenance covenants establishing a maximum total leverage ratio and a minimum fixed charge coverage ratio.

As a result of these covenants and restrictions, we will be limited in how we conduct our business and we may be unable to raise additional debt or equity financing to take advantage of new business opportunities. In addition, our ability to satisfy the financial ratios required by our credit facility can be affected by events beyond our control and we cannot assure you that we will meet these ratios. We cannot assure you that we will be able to maintain compliance with these covenants in the future and, if we fail to do so, that we will be able to obtain waivers from the lenders and/or amend the covenants. If our lenders refuse to provide waivers of our credit facility’s restrictive covenants and/or financial ratios, then we may be in default under our credit facility, and we may be prohibited from undertaking actions that are necessary or desirable to maintain and expand our business.

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

Although the terms of our credit agreement contain restrictions on the incurrence of additional indebtedness, these restrictions are subject to a number of important exceptions, and indebtedness incurred in compliance with these restrictions could be substantial. If we and our subsidiaries incur significant additional indebtedness, the related risks that we face could intensify. Moreover, the terms of future debt may impose requirements or restrictions that further affect our financial and operating flexibility, restrict our ability to pay dividends on our common stock or subject us to other events of default.

We face aggressive competition that can impact our ability to obtain contracts and therefore affect our future revenues and growth prospects.

We operate in highly competitive markets and generally encounter intense competition to win contracts. We compete with larger companies that have greater name recognition, financial resources and larger technical staffs. We also compete with smaller, more specialized companies that are able to concentrate their resources on particular areas. To remain competitive, we must provide superior service and performance on a cost-effective basis to our customers. Our competitors may be able to provide our customers with different or greater capabilities or better contract terms than we can provide, including technical qualifications, past contract experience, geographic presence, price and the availability of qualified professional personnel. In addition, our competitors may consolidate or establish teaming or other relationships among themselves or with third parties to increase their ability to address customers’ needs.

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

federal government procurement regulations; proper handling of sensitive or classified information; compliance with the terms of our contracts that we receive; falsifying time records; or failures to disclose unauthorized or unsuccessful activities to us. These actions could lead to civil, criminal and/or administrative penalties (including fines, imprisonment, suspension and/or debarment from performing federal government contracts) and harm our reputation. The precautions we take to prevent and detect such activity may not be effective in controlling unknown or unmanaged risks or losses. Such misconduct by employees, subcontractors or joint venture partners could result in serious civil or criminal penalties, sanctions or harm to our reputation, which could cause us to lose contracts or cause a reduction in revenue.

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

While many of our contracts with the federal government limit our liability for damages that may arise from negligence in rendering services to our customers, we cannot be sure that these contractual provisions will protect us from liability for damages if we are sued. Furthermore, our errors and omissions and product liability insurance coverage may not continue to be available on reasonable terms or in sufficient amounts to cover one or more large claims. In addition, the insurer may disclaim coverage as to some types of future claims. The successful assertion of any large claim against us could seriously harm our business. Even if unsuccessful, these claims could result in significant legal and other costs that may be a distraction to our management and/or may harm our reputation.

If our subcontractors or joint venture partners fail to perform their contractual obligations, our performance and reputation as a prime contractor and our ability to obtain future business could suffer.

As a prime contractor, we often rely significantly upon other companies as subcontractors to perform work we are obligated to perform for our customers. If one or more of our subcontractors fail to perform satisfactorily the agreed-upon services on a timely basis, or violate government contracting policies, laws or regulations, our ability to perform our obligations or meet our customers’ expectations as a prime contractor may be compromised. In some cases, we have limited involvement in the work performed by the subcontractors but are nevertheless responsible for the work performed. In extreme cases, performance or other deficiencies on the part of our subcontractors could result in a customer terminating our contract for default. A default termination could expose us to a liability for the agency’s costs of reprocurement, damage our reputation and hurt our ability to compete for future contracts and task orders.

Additionally, we often enter into joint ventures so that we can jointly bid and perform on a particular project. The success of these and other joint ventures depends, in large part, on the satisfactory performance of the contractual obligations by our joint venture partners. If our partners do not meet their obligations, the joint ventures may be unable to adequately perform and deliver their contracted services. Under these circumstances, we may be required to make additional investments and provide additional services to ensure the adequate performance and delivery of the contracted services. These additional obligations could result in reduced profits or, in some cases, significant losses for us with respect to the joint venture, which could also affect our reputation in the industries we serve.

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

Our quarterly revenues and operating results may fluctuate as a result of a number of factors, many of which are outside of our control. For these reasons, comparing our operating results on a period-to-period basis may be of limited significance in some cases, and as such, you should not rely on our past results as an indication of our future performance. While our financial results may be negatively affected by any of the risk factors identified in this section of our Form 10-K, a number of factors could cause our revenues, cash flows and operating results to vary from quarter-to-quarter, including:

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

As of December 31, 2009, Mr. Pedersen owned approximately 37.8% of our total outstanding shares of common stock. Holders of our Class B common stock are entitled to ten votes per share, while holders of our Class A common stock are entitled to only one vote per share. Mr. Pedersen beneficially owned 13,605,345 shares of Class B common stock as of December 31, 2009, thus he owned or controlled approximately 85.9% of the combined voting power of our stock as of December 31, 2009. Accordingly, Mr. Pedersen controls the vote on all matters submitted to a vote of our stockholders. As long as Mr. Pedersen beneficially owns a majority of the combined voting power of our common stock, he will have the ability, without the consent of our public stockholders, to elect all members of our Board of Directors and to control our management and affairs.

Mr. Pedersen’s voting control may have the effect of preventing or discouraging transactions involving an actual or a potential change of control of the Company, regardless of whether a premium is offered over then-current market prices. Mr. Pedersen will be able to cause a change of control of the Company. Mr. Pedersen’s voting control could adversely affect the trading price of our common stock if investors perceive disadvantages in owning stock in a company with such concentrated ownership.

Mr. Pedersen could also cause a registration statement to be filed and to become effective under the Securities Act of 1933, thereby permitting him to freely sell or transfer the shares of common stock that he owns, which could have an impact on the trading price of our stock.

Provisions in our charter documents and Delaware law may inhibit potential acquisition bids that you and other stockholders may consider favorable, and the market price of our Class A common stock my be lower as a result.

There are provisions in our certificate of incorporation and bylaws that make it more difficult for a third party to acquire, or attempt to acquire, control of our Company, even if a change of control were considered favorable by you and other stockholders. Among the provisions that could have an anti-takeover effect, are provisions relating to the following:

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

Item 2. Properties

We lease our office facilities and we do not own any facilities or real estate materially important to our operations. Our facilities are leased in close proximity to our customers. Since 1992, we have leased our corporate headquarters office building in Fairfax, Virginia. The lease on this facility expires in March 2020. As of December 31, 2009, we leased 34 additional operating facilities throughout the metropolitan Washington, D.C. area and 50 facilities in other parts of the United States. We also have employees working at customer sites throughout the United States and in other countries.

We believe our current facilities are adequate to meet our current needs. We do not anticipate any significant difficulty in renewing our leases or finding alternative space to lease upon the expiration of our leases and to support our future growth. Lease expiration dates range from years 2010 through 2020.

The following table provides information concerning certain of our leased properties.

Lease Properties as of December 31, 2009	Approximate Square Footage	General Usage
Chantilly, VA	210,000	General Office
Vienna, VA	107,000	General Office
Fairfax, VA	92,000	General Office
Arlington, VA	77,000	General Office
Herndon, VA	76,000	General Office
Hanover, MD	73,000	General Office and Warehouse
Springfield, VA	55,000	General Office
Lorton, VA	51,000	General Office
Lexington Park, MD	43,000	General Office
Huntsville, AL	38,000	General Office and Lab
Warren, MI	38,000	General Office and Warehouse
Bethesda, MD	35,000	General Office
Miami, FL	29,000	General Office
Fairmont, WV	22,000	General Office
Sarasota, FL	20,000	General Office
Foreign locations	4,000	General Office
Other locations	273,000	General Office and Warehouse

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

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of the year ended December 31, 2009.

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

2009	High	Low
First Quarter	$60.62	$37.07
Second Quarter	45.62	32.86
Third Quarter	55.11	40.32
Fourth Quarter	51.35	42.56

2008	High	Low
First Quarter	$48.34	$36.60
Second Quarter	53.98	42.85
Third Quarter	62.06	46.65
Fourth Quarter	59.92	40.22

There is no established public market for our Class B common stock.

As of February 17, 2010, there were 43 holders of record of our Class A common stock and 3 holders of record of our Class B common stock. The number of holders of record of our Class A common stock is not representative of the number of beneficial holders because many of the shares are held by depositories, brokers or nominees.

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

Recent Sales of Unregistered Securities

We did not issue or sell any securities in fiscal 2009 that were not registered under the Securities Act of 1933. The issuance of shares to the Employee Stock Ownership Plan did not constitute sales within the meaning of the Securities Act.

Equity Compensation Plan Information

Information regarding our equity compensation plans and the securities authorized for issuance thereunder is incorporated by reference in Item 12.

Item 6. Selected Financial Data

The selected financial data presented below for each of the five years ended December 31, 2009 is derived from our audited consolidated financial statements. The selected financial data presented below should be read in conjunction with our consolidated financial statements, the notes to our consolidated financial statements and Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	Year Ended December 31,
	2009 (a)	2008 (b)	2007 (c)	2006 (d)	2005 (e)
	(In thousands, except per share amounts)
Statement of Income Data:
Revenues	$2,020,334	$1,870,879	$1,448,098	$1,137,178	$980,289
Cost of services	1,668,763	1,565,198	1,214,150	944,150	805,853
General and administrative expenses	172,492	152,323	120,244	102,378	90,258

Operating income	179,079	153,358	113,704	90,650	84,178
Interest expense	(1,141)	(3,978)	(5,103)	(2,375)	(3,165)
Interest income	215	812	1,261	809	894
Other items, net	355	(233)	263	1,337	3,372

Income from continuing operations before income taxes and equity earnings	178,508	149,959	110,125	90,421	85,279
Provision for income taxes	(66,744)	(59,667)	(42,798)	(34,825)	(34,137)
Earnings (losses) in equity of unconsolidated subsidiaries	—	—	—	—	471
Gain on disposal of equity method investment	—	—	—	—	1,590

Income from continuing operations	111,764	90,292	67,327	55,596	53,203

(Loss) gain from discontinued operations, net of taxes	—	—	(458)	(4,895)	(9,010)
Gain on disposal of discontinued operation, net of taxes (sold to CEO)	—	—	338	—	—

Net income	$111,764	$90,292	$67,207	$50,701	$44,193

Basic earnings per share from continuing operations—Class A and B (f)	$3.13	$2.58	$1.97	$1.66	$1.62

Diluted earnings per share from continuing operations—Class A and B (f)	$3.11	$2.55	$1.95	$1.64	$1.60

Balance Sheet Data:
Cash and cash equivalents	$86,190	$4,375	$8,048	$41,510	$5,678
Working capital	$276,087	$140,744	$68,409	$168,189	$103,576
Total assets	$1,100,747	$1,021,712	$937,503	$613,252	$555,985
Long-term debt	$—	$—	$39,000	$—	$21
Total stockholders’ equity	$817,465	$680,536	$551,305	$459,016	$378,582
Statement of Cash Flows Data:
Cash flow from operating activities	$132,247	$127,266	$63,324	$84,356	$61,486
Cash flow from investing activities	$(20,014)	$(39,162)	$(275,286)	$(25,709)	$(105,617)
Cash flow from financing activities	$(30,418)	$(91,777)	$178,500	$(22,815)	$26,846

a)	On March 13, 2009, we acquired DDK for $14.0 million. DDK added $7.6 million in revenue to our 2009 results. For further information on acquisitions see Note 3 to the consolidated financial statements in Item 8.

b)	On November 28, 2008, we acquired EWA Services, Inc. (EWA) for $12.4 million, which includes a $0.4 million working capital adjustment. EWA added $1.8 million in revenue to our 2008 results. For further information on acquisitions see Note 3 to the consolidated financial statements in Item 8.

On August 29, 2008, we acquired Emerging Technologies Group, USA, Inc. (ETG) for $25.1 million, which includes $0.1 million in transaction fees. ETG added $3.4 million in revenue to our 2008 results. For further information on acquisitions see Note 3 to the consolidated financial statements in Item 8.

Cash outflows from investing activities were primarily the result of our acquisitions of EWA and ETG, as noted above. Cash outflows from financing activities are primarily the result of paying down our credit facility with cash from operations; this was slightly offset by borrowings under our credit facility to finance our aforementioned acquisitions.

c)	On December 18, 2007, we acquired McDonald Bradley, Inc. (MBI) for $78.9 million, which includes $0.4 million in transaction fees. MBI added $1.2 million in revenue to our 2007 results. For further information on acquisitions see Note 3 to the consolidated financial statements in Item 8.

On May 7, 2007, we acquired SRS Technologies (SRS) for $199.1 million, which includes $1.2 million in transaction fees. SRS added $139.1 million in revenue to our 2007 results. For further information on acquisitions see Note 3 to the consolidated financial statements in Item 8.

On February 23, 2007, we sold our MSM Security Services subsidiary business (MSM) to MSM Security Services Holdings, LLC for $3.0 million in cash. The sale resulted in a pre-tax gain of $0.6 million. MSM Security Services Holdings, LLC is solely owned by George J. Pedersen, our Chairman and Chief Executive Officer (CEO). For further information on the sale of MSM see Note 15 to the consolidated financial statements in Item 8.

In January 2007, Mr. Pedersen received a distribution of 609,296 shares of Class B common stock, which had been held by the ManTech International Corporation Supplemental Executive Retirement Plan for the benefit of George J. Pedersen (GJP SERP). We recognized an $8.6 million tax benefit on the distribution from the trust. The tax benefit was recorded to additional paid-in-capital.

d)	On October 5, 2006, we acquired GRS Solutions, Inc (GRS) for $17.8 million in cash. Subsequent to the acquisition, contingent consideration of $2.2 million was paid to the shareholders of GRS. GRS added $2.7 million in revenue to our 2006 results.

On October 31, 2006, we sold assets related to our NetWitness® operation to the NetWitness Acquisition Corporation for $2.0 million in cash and an equity stake of less than 5% in the new company. We recorded approximately a $1.0 million pre-tax gain on the sale.

On January 1, 2006, we adopted Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment, or Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 718, Compensation—Stock Compensation. As a result, we recorded $5.7 million of expense in general and administrative expenses.

e)	On February 11, 2005, we sold our ManTech Environmental Technology, Inc. (METI) subsidiary to another company for $7.0 million, which resulted in a pre-tax gain of approximately $3.7 million. METI had revenues of $1.4 million and $13.2 million in 2005 and 2004, respectively.

During the first quarter of 2005, we decided to exit the personnel security investigation business and sell MSM. We classified our MSM subsidiary as held for sale in our consolidated balance sheets and in discontinued operations for our consolidated statement of income. For further information see Note 15 to the consolidated financial statements in Item 8.

On May 31, 2005, we acquired Gray Hawk Systems, Inc. for $101.8 million, including acquisition-related costs. As a result of this acquisition, revenue increased $52.9 million in 2005.

During December 2005, we sold our 40 percent ownership interest in Vosper-ManTech joint venture in the United Kingdom for approximately $4.3 million including accrued dividends. The sale resulted in an approximate $1.6 million pre-tax gain recorded in gain on disposal of equity method investment.

f)	The holders of each share of Class A common stock entitled to one vote per share and holders of each share of Class B common stock are entitled to ten votes per share. For more information on earnings per share including the two class method, see Note 4 to the consolidated financial statements in Item 8.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations should be read together with the consolidated financial statements and the notes to those statements included in Item 8 of this document. This discussion contains forward-looking statements that involve risks and uncertainties. This discussion addresses primarily our continuing operations, except in the discussion under the heading “Discontinued Operations.” For more information on our discontinued operations, please see Note 15 to our consolidated financial statements.

Overview

ManTech is a leading provider of innovative technologies and solutions for mission-critical national security programs for the Intelligence Community; the departments of Defense, State, Homeland Security and Justice; and other U.S. federal government customers. Our expertise includes systems engineering, systems integration, enterprise architecture, cyber security, information assurance, intelligent operations and analysis support, network and critical infrastructure protection, information operations and information warfare support, information technology, communications integration, global logistics and supply chain management and service oriented architectures. Our commitment to customer mission is one of our key differentiators. We currently operate in approximately 40 countries worldwide, and approximately 1,200 of our 8,800 highly qualified employees are deployed supporting U.S. forces in theater.

We derive revenues primarily from contracts with U.S. government agencies that are focused on national security, and as a result, funding for our programs is generally linked to trends in U.S. government spending in the areas of defense, intelligence, homeland security and other federal agencies. Related to the evolving terrorist threats and world events, the U.S. government has continued to increase its overall defense, intelligence and homeland security budgets. Our revenues increased mainly as a result of our cyber security business and progress supporting computer network operations; efforts involving ISR systems and telecommunications infrastructure, maintenance and repair; the expansion of our sustainment and countermine support provided in military deployed environments with U.S. and allied forces in support of peace-keeping efforts worldwide; our work with intelligence agencies; and the acquisitions that occurred in the past three years.

For the years ended December 31, 2009, 2008 and 2007, over 93% of our revenues were derived from our customers in the Intelligence Community and the Department of Defense. These customers include the Office of the Secretary of Defense; the Department of State; the Department of Homeland Security; various intelligence agencies; federal intelligence and terrorism task forces; the U.S. Army, Navy, Air Force and Marine Corps; and joint military commands. We also provide solutions to federal government civilian agencies, including NASA and PTO, as well as to state and local governments and commercial customers. The following table shows revenues from each type of customer as a percentage of total revenues for the periods presented.

	Years Ended December 31,
	2009	2008	2007
Department of Defense and intelligence agencies	95.0%	93.8%	93.3%
Federal civilian agencies	3.2%	4.3%	4.5%
State agencies, international agencies and commercial entities	1.8%	1.9%	2.2%

Total Revenues	100.0%	100.0%	100.0%

We provide our services and solutions under three types of contracts: time-and-materials; cost-reimbursable; and fixed-price. Our contract mix varies from year-to-year due to numerous factors, including our business strategies and federal government procurement objectives. The following table shows revenues from each of these types of contracts as a percentage of total revenues for the periods presented.

	Years Ended December 31,
	2009	2008	2007
Time-and-materials	68.1%	66.1%	62.9%
Cost-reimbursable	19.6%	20.4%	23.4%
Fixed-price	12.3%	13.5%	13.7%

Total Revenues	100.0%	100.0%	100.0%

Time-and-materials contracts. Under time-and-materials contracts, we are reimbursed for labor at fixed hourly rates and generally reimbursed separately for allowable materials, costs and expenses. To the extent that our actual labor costs under a time-and-materials contract are higher or lower than the billing rates under the contract, our profit under the contract may be either greater or less than we anticipated or we may suffer a loss under the contract. We recognize revenues under time-and-materials contracts by multiplying the number of direct labor hours expended by the contract billing rates and adding the effect of other billable direct costs. In general, we realize a higher profit margin on work performed under time and materials contracts than cost reimbursable contracts.

Cost-reimbursable contracts. Under cost-reimbursable contracts, we are reimbursed for costs that are determined to be reasonable, allowable and allocable to the contract and paid a fee representing the profit margin negotiated between us and the contracting agency, which may be fixed or performance based. Under cost-reimbursable contracts we recognize revenues and an estimate of applicable fees earned as costs are incurred. We consider fixed fees under cost-reimbursable contracts to be earned in proportion to the allowable costs incurred in performance of the contract. For performance based fees under cost-reimbursable contracts, we recognize the relevant portion of the expected fee to be awarded by the client at the time such fee can be reasonably estimated, based on factors such as our prior award experience and communications with the client regarding performance. For cost-reimbursable contracts with performance-based fee incentives that are subject to the provisions of SEC Topic 13, Revenue Recognition, we recognize the relevant portion of the fee upon customer approval. In general, cost reimbursable contracts are the least profitable of our government contracts.

Fixed-price contracts. Under fixed-price contracts, we perform specific tasks for a fixed price. Compared to cost-reimbursable and time-and-materials contracts, fixed-price contracts generally offer higher profit margin opportunities but involve greater financial risk because we bear the impact of cost overruns in return for the full benefit of any cost savings. We generally do not undertake complex, high-risk work, such as long-term software development, under fixed price terms. Fixed-price contracts may include either a product delivery or specific service performance over a defined period. Revenue on fixed-price contracts that provide for the Company to render services throughout a period is recognized as earned according to contract terms as the service is provided on a proportionate performance basis. These contracts are generally less than six months in duration. For fixed-price contracts that provide for the delivery of a specific product with related customer acceptance provisions, revenues are recognized as those products are delivered and accepted.

We derive a majority of our revenues from contracts directly with the U.S. government or as a subcontractor to other providers of services to the U.S. government. The following table shows our revenues as prime contractor and as subcontractor as a percentage of our total revenues for the following periods:

	Years Ended December 31,
	2009	2008	2007
Prime contract revenues	64.8%	47.9%	53.6%
Subcontract revenues	35.2%	52.1%	46.4%

Total Revenues	100.0%	100.0%	100.0%

Our prime contract revenues as a percentage of our total revenues increased from 2008 to 2009 largely due to our sole source prime contract award in 2008 to continue and expand our support for the Route Clearance family of contract and MRAP vehicles and growth in cyber security efforts. Our prime contract revenues as a percentage of our total revenues decreased from 2007 to 2008 as customers increased the purchase of goods and services through larger, more consolidated contract vehicles.

Revenues

Substantially all of our revenue is derived from services and solutions provided to the federal government or to prime contractors supporting the federal government, including services provided by our employees, our subcontractors and through solutions that include third-party hardware and software that we purchase and integrate as a part of our overall solutions. These requirements may vary from period-to-period depending on specific contract and client requirements. Since we earn higher profits from labor services that our employees provide compared with subcontracted efforts and other reimbursable items such as hardware and software purchases for clients, we seek to optimize our labor services on all of our engagements.

Cost of Services

Cost of services primarily includes direct costs incurred to provide our services and solutions to customers. The most significant portion of these costs are direct labor costs, including salaries and wages, plus associated fringe benefits of our employees directly serving customers, in addition to the related management, facilities and infrastructure costs. Cost of services also includes other direct costs, such as the costs of subcontractors and outside consultants and third-party materials, including hardware or software that we purchase and provide to the customer as part of an integrated solution. Since we earn higher profits on our own labor services, we expect the ratio of cost of services as a percent of revenues to decline when our labor services mix increases relative to subcontracted labor or third-party materials. Conversely, as subcontracted labor or third-party material purchases for customers increase relative to our own labor services, we expect the ratio of cost of services as a percent of revenue to increase. Changes in the mix of services and equipment provided under our contracts can result in variability in our contract margins.

General and Administrative Expenses

General and administrative expenses include the salaries and wages, plus associated fringe benefits of our employees not performing work directly for clients. Among the functions covered by these costs are facilities, corporate business development, bid and proposal, contracts administration, finance and accounting, legal, corporate governance and executive and senior management. In addition, we included stock-based compensation, as well as depreciation and amortization expense of $15.5 million related to the general and administrative function for the year ended December 31, 2009. Depreciation and amortization expenses include the depreciation of computers, furniture and other equipment, the amortization of third party software we use internally, leasehold improvements and intangible assets. Identifiable intangible assets include customer relationships and contract backlogs acquired in business combinations, and are amortized over their estimated useful lives.

Interest Expense

Interest expense is primarily related to interest expense incurred or accrued under our outstanding borrowings and notes payable, deferred financing charges and interest on capital leases.

Interest Income

Interest income is primarily from cash on hand and notes receivable.

Results of Operations

Recent Event

On January 15, 2010, we completed the acquisition of Sensor Technologies Inc. (STI) for $242 million in cash. We utilized a combination of cash on hand and borrowings from our credit facility to finance the acquisition. STI is a leading provider of mission-critical systems engineering and Command, Control, Communications, Computers, Intelligence, Surveillance and Reconnaissance (C4ISR) services and solutions to the Department of Defense. STI’s largest contract is the Strategic Services Sourcing (S3) Indefinite Delivery/Indefinite Quantity contract with the U.S. Army. In 2009, STI produced revenues of $336.8 million. For additional information, see Note 17 to the Consolidated Financial Statements in Item 8.

Year Ended December 31, 2009 Compared to Year Ended December 31, 2008

Consolidated Statements of Income

The following table sets forth certain items from our consolidated statements of income and the relative percentages that certain items of expense and earnings bear to revenues as well as the year-over-year change from December 31, 2008 to December 31, 2009.

	Years Ended December 31,				Year-to-Year Change
	2009	2008	2009	2008	2008 to 2009
	Dollars		Percentages		Dollars	Percent
	(dollars in thousands)
REVENUES	$2,020,334	$1,870,879	100.0%	100.0%	$149,455	8.0%
Cost of services	1,668,763	1,565,198	82.6%	83.7%	103,565	6.6%
General and administrative expenses	172,492	152,323	8.5%	8.1%	20,169	13.2%

OPERATING INCOME	179,079	153,358	8.9%	8.2%	25,721	16.8%
Interest expense	(1,141)	(3,978)	0.1%	0.2%	2,837	-71.3%
Interest income	215	812	0.0%	0.0%	(597)	-73.5%
Other income (expense), net	355	(233)	0.0%	0.0%	588	252.4%

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	178,508	149,959	8.8%	8.0%	28,549	19.0%
Provision for income taxes	(66,744)	(59,667)	3.3%	3.2%	(7,077)	11.9%

NET INCOME	$111,764	$90,292	5.5%	4.8%	$21,472	23.8%

Revenues

Revenues increased 8.0% to $2.02 billion for the year ended December 31, 2009, compared to $1.87 billion for the same period in 2008. The increase was primarily due to our contracts supporting forward deployments in Iraq, Afghanistan and other areas around the world and our acquisitions of Emerging Technologies Group, Inc. (ETG) in August 2008, EWA Services, Inc. (EWA) in November 2008 and DDK in March 2009. Revenue growth of $171.2 million came from contracts for the installation, sustainment and repair of communication systems and heavily armored vehicles designed to counter or clear mines and IEDs, such as the Route Clearance family of vehicles supporting U.S. Army Tank-Automotive Command (TACOM). Significant cyber security contracts contributed revenue growth of $42.0 million, including $13.4 million from contracts transferred through the acquisitions of ETG and DDK. The acquisition of EWA contributed a revenue increase of $11.6 million. These increases were partially offset by a decline in certain Space related work and other.

We are expecting the growth in revenues to continue in 2010 as a result of our continued expansion in the areas of cyber security, ISR systems infrastructure maintenance and repair, and global logistics, supply chain management as well as the acquisition of STI in January 2010. While we believe there will be continued growth in our global logistics and supply chain management contracts, we recognize the uncertainty in the U.S. mission and priority of funding for combat operations in Iraq and Afghanistan. The continued growth in our cyber security contracts is expected as a result of the Government’s Comprehensive National Cyber Initiative funding.

Cost of Services

Cost of services increased 6.6% to $1.67 billion for the year ended December 31, 2009, compared to $1.57 billion for the same period in 2008. The increase in cost of services is primarily due to direct labor, which includes applicable fringe benefits and overhead related to our IED and cyber security contracts and our recent acquisitions of EWA and DDK. As a percentage of revenues, cost of services decreased 1.1% to 82.6% for the year 2009 as compared to 83.7% for the same period in 2008. Direct labor costs increased by 8.6% over the period in 2008 primarily due to growth in staff supporting global logistics and supply chain management and acquisitions. As a percentage of revenues, direct labor costs increased 0.2% to 38.7% for the year ended December 31, 2009, as compared to 38.5% for the same period in 2008. Other direct costs, which include subcontractors and third party equipment and materials used in the performance of our contracts, increased by 4.9% over the same period in 2008. The increase in other direct costs was primarily due to an increase in purchases of equipment and materials on our contracts for installation and repair of systems designed to counter or clear mines and IEDs. As a percentage of revenues, other direct costs decreased by 1.3% from 45.2% for the year ended December 31, 2008 to 43.9% for the same period in 2009. The decrease of other direct costs as a percentage of revenues can be attributed to the IED programs gradual transition of materials procurement to the government procurement offices. We expect cost of services to increase in fiscal year 2010 consistent with the expected growth in revenue noted above. Furthermore, we expect the relative mix of other direct costs compared to direct labor costs to increase for fiscal year 2010 due to increased use of subcontractors resulting from the acquisition of STI in January 2010.

General and Administrative Expenses

General and administrative expenses increased 13.2% to $172.5 million for the year ended December 31, 2009, compared to $152.3 million for the same period in 2008. As a percentage of revenues, general and administrative expenses increased to 8.5% from 8.1% for the years ended December 31, 2009 and 2008, respectively. The increase as a percentage of revenues was due to systems and staff requirements needed to support increased demands for materials and services, business development and system improvements costs. We have increased expense for internal compliance monitoring and process improvement costs due to the current trend of amplified government regulation and review. We expect general and administrative expenses as a percentage of revenues to decrease in 2010 as a result of the completion of certain systems improvement and compliance initiatives and leveraging our internal administrative support and management function with higher revenues.

Interest Expense

Interest expense decreased to $1.1 million for the year ended December 31, 2009, compared to $4.0 million for the same period in 2008. The decrease in interest expense is due to a decrease in our average outstanding debt balance. Our average outstanding debt balance for the year ended December 31, 2009 was $43.9 million as compared to $122.3 million for the year ended December 31, 2008. The interest rate we incur on our credit facility is impacted by changes in the Federal Funds Rate or London Interbank Offer Rate (LIBOR). Changes in these lending rates could lead to fluctuations in our interest expense in future periods. For additional information see “Credit Agreement” below. We expect interest expense to increase significantly in 2010 due to borrowings under our credit agreement to finance the acquisition of STI in January 2010.

Interest Income

Interest income decreased $0.6 million to $0.2 million for the year ended December 31, 2009, compared to $0.8 million for the same period in 2008. The fluctuation is due to a reduction in the interest rate related to our cash accounts for the year ended December 31, 2009, as compared to the same period in 2008.

Provision for Income Taxes

The provision for income taxes increased $7.0 million to $66.7 million for the year ended December 31, 2009, compared to $59.7 million for the same period in 2008. Our effective income tax rates were 37.4% and 39.8% for the years ended December 31, 2009 and 2008, respectively. The decrease in our effective tax rate from December 31, 2008 was largely due to the impact of deductible gains related to our Employee Supplemental Savings Plan.

Net Income

Net income increased 23.8% to $111.8 million for the year ended December 31, 2009, compared to $90.3 million for the same period in 2008. The increase is a result of higher revenues and improved margins primarily driven by increased demand for direct labor projects.

Year Ended December 31, 2008 Compared to Year Ended December 31, 2007

Consolidated Statements of Income

The following table sets forth certain items from our consolidated statements of income and the relative percentages that certain items of expense and earnings bear to revenue as well as the year-over-year change from December 31, 2007 to December 31, 2008.

	Years Ended December 31,				Year-to-Year Change
	2008	2007	2008	2007	2007 to 2008
	Dollars		Percentages		Dollars	Percent
	(in thousands)
REVENUES	$1,870,879	$1,448,098	100.0%	100.0%	$422,781	29.2%
Cost of services	1,565,198	1,214,150	83.7%	83.8%	351,048	28.9%
General and administrative expenses	152,323	120,244	8.1%	8.3%	32,079	26.7%

OPERATING INCOME	153,358	113,704	8.2%	7.9%	39,654	34.9%
Interest expense	(3,978)	(5,103)	0.2%	0.4%	1,125	-22.0%
Interest income	812	1,261	0.0%	0.1%	(449)	-35.6%
Other income (expense), net	(233)	263	0.0%	0.0%	(496)	-188.6%

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	149,959	110,125	8.0%	7.6%	39,834	36.2%
Provision for income taxes	(59,667)	(42,798)	3.2%	3.0%	(16,869)	39.4%

INCOME FROM CONTINUING OPERATIONS	90,292	67,327	4.8%	4.6%	22,965	34.1%
Loss from discontinued operations, net of taxes	—	(458)	0.0%	0.0%	458	-100.0%
Gain on sale of discontinued operation, net of taxes (sold to CEO)	—	338	0.0%	0.0%	(338)	-100.0%

NET INCOME	$90,292	$67,207	4.8%	4.6%	$23,085	34.3%

Revenues

Revenues increased 29.2% to $1.87 billion for the year ended December 31, 2008, compared to $1.45 billion for the same period in 2007. The increase was primarily due to our contracts supporting forward deployments in Iraq, Afghanistan and other areas around the world and our acquisitions of SRS Technologies (SRS) in May 2007, McDonald Bradley, Inc. (MBI) in December 2007, Emerging Technologies Group, USA,

Inc. (ETG) in August 2008 and EWA in November 2008. Revenue growth of $206.6 million came from global logistics and supply chain management contracts; specifically contracts for the installation and repair of systems designed to counter or clear mines and IEDs. For the year ending December 31, 2008, our acquisitions of SRS, MBI, ETG and EWA contributed revenue increases of $125.5 million.

Cost of Services

Cost of services increased 28.9% to $1.57 billion for the year ended December 31, 2008, compared to $1.21 billion for the same period in 2007. The increase in cost of services is primarily due to larger purchases of equipment, materials and other direct costs directly related to our contracts and our acquisitions of SRS, MBI, ETG and EWA. As a percentage of revenues, cost of services decreased 0.1% to 83.7% for the year ended December 31, 2008 as compared to 83.8% for the same period in 2007. Direct labor costs, which include applicable fringe benefits and overhead, increased by $126.9 million primarily due to the acquisitions and growth in staff supporting global logistics and supply chain management. As a percentage of revenues, direct labor costs decreased 2.5% to 38.5% for the year ended December 31, 2008 compared to 41.0% for the same period in 2007. The decrease in direct labor as a percentage of revenues is primarily due to an increase in other direct costs in relation to revenues. Other direct costs, which include subcontractors and third party equipment and materials used in the performance of our contracts, increased by 36.1% over the same period in 2007. The increase in other direct costs was primarily due to an increase in purchases of equipment and materials on our contracts for installation and repair of systems designed to counter or clear mines and IEDs, as noted above, as well as our acquisitions. As a percentage of revenues, other direct costs increased from 42.9% for the year ended December 31, 2007 to 45.2% for the same period in 2008.

General and Administrative Expenses

General and administrative expenses increased 26.7% to $152.3 million for the year ended December 31, 2008, compared to $120.2 million for the same period in 2007. The increase in expenses resulted primarily from the acquisitions of SRS, MBI, ETG and EWA and increased spending to support the growth of our business. As a percentage of revenues, general and administrative expenses decreased to 8.1% from 8.3% for the years ended December 31, 2008 and 2007, respectively. The reduction as a percentage of revenues was largely due to the leveraging of our administrative expenses over a larger revenue base.

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

Provision for Income Taxes

The provision for income taxes increased $16.9 million to $59.7 million for the year ended December 31, 2008, compared to $42.8 million for the same period in 2007. Our effective income tax rates were 39.8% and 38.9% for the years ended December 31, 2008 and 2007, respectively. The higher tax rate in 2008 as compared to 2007 related primarily to the impact of non-deductible losses related to our Employee Supplemental Savings Plan. These were partially offset by research and development credits.

Loss from Discontinued Operations

On February 23, 2007, we sold our MSM subsidiary. Prior to that date, MSM was classified as held for sale in our consolidated balance sheets and discontinued operations, net of applicable income taxes in our consolidated statements of income. For additional information see “Discontinued Operations,” below.

Gain on Sale of Discontinued Operation

On February 23, 2007, we sold MSM to MSM Security Services Holdings, LLC (an entity that is solely owned by George J. Pedersen, our Chairman and CEO) for $3.0 million in cash. We recorded a $0.3 million net gain on the transaction. For additional information see “Discontinued Operations” below.

Net Income

Net income increased 34.3% to $90.3 million for the year ended December 31, 2008, compared to $67.2 million for the same period in 2007. The increase is a result of higher revenue and improved margins primarily driven by the leveraging of our administrative expenses over a larger revenue base.

Backlog

For the years ended December 31, 2009, 2008 and 2007 our backlog was $3.8 billion, $4.0 billion and $3.2 billion, respectively, of which $1.1 billion, $1.2 billion and $758 million, respectively, was funded backlog. Backlog represents estimates that we calculate on a consistent basis. For additional information on how we compute backlog, see “Backlog” in Item 1. At December 31, 2009, EWA and DDK contributed approximately $39 million in backlog combined. We expect our backlog to increase significantly in 2010 due to the acquisition of STI on January 15, 2010. STI backlog at December 31, 2009 was approximately $1.0 billion of which $0.3 billion was funded.

Effects of Inflation

Inflation and uncertainties in the macroeconomic environment, such as conditions in the financial markets could impact our labor rates beyond the predetermined escalation factors. However, we generally have been able to price our contracts in a manner to accommodate the rates of inflation experienced in recent years. Under our time-and-materials contracts, labor rates are usually adjusted annually by predetermined escalation factors. Our cost-reimbursable contracts automatically adjust for changes in cost. Under our fixed-price contracts, we include a predetermined escalation factor, but generally, we have not been adversely affected by near-term inflation. Purchases of equipments and materials directly for contracts are usually cost-reimbursable.

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

On December 31, 2009, the Company’s cash and cash equivalents balance was $108.6 million before processing of a $22.4 million payment for payroll expenditures on that same day. At December 31, 2009, we had no outstanding balance under our credit facility. At December 31, 2009, we were contingently liable under letters of credit totaling $1.7 million, which reduces our ability to borrow under our credit facility. The maximum available borrowings under our credit facility at December 31, 2009 was $328.3 million.

Generally, cash provided by operating activities is adequate to fund our operations. Due to fluctuations in our cash flows and the growth in our operations, it is necessary from time-to-time to increase borrowings under our credit facility to meet cash demands. In the future, we may borrow greater amounts under our credit facility or seek alternative borrowings to finance acquisitions or new contract start-ups.

On January 15, 2010, we have completed the acquisition of STI for a total purchase price of $242 million in cash. The acquisition was funded through a combination of $200.0 million in borrowings under our revolving line of credit facility and $42.0 million in cash on hand.

Cash Flows from Operating Activities

	Year Ended December 31,
(in thousands)	2009	2008	2007
Net cash flow from operating activities of continuing operations:	$132,247	$127,266	$64,886
Net cash flow from discontinued operations:	—	—	(1,562)

Net cash flow from operating activities:	$132,247	$127,266	$63,324

Our operating cash flow is primarily affected by the overall profitability of our contracts, our ability to invoice and collect from our clients in a timely manner and our ability to manage our vendor payments. We bill most of our clients and prime contractors monthly after services are rendered. Increased cash flow from operations for the year ended December 31, 2009 compared to the same period in 2008 was due to the timing of the collection of customer receivables offset by the timing of vendor and other direct cost payments. The timing and amounts of cash collections from our customers can vary significantly based primarily on the procedures requested by the U.S. government to approve such payments. Increased cash flow from operations in 2008 as compared to 2007 was also favorably impacted by the timing of vendor and other direct cost payments.

Cash Flows from Investing Activities

	Year Ended December 31,
(in thousands)	2009	2008	2007
Net investing cash flow from continuing operations:	$(20,014)	$(39,162)	$(278,286)
Net investing cash flow from discontinued operations:	—	—	3,000

Net cash flow from investing activities:	$(20,014)	$(39,162)	$(275,286)

Our cash flow from investing activities consists primarily of capital expenditures and business acquisitions offset by disposals of operations. Cash outflows in 2009 were primarily due to the acquisition of DDK on March 13, 2009 for $14.0 million, net of cash acquired, as well as purchases of equipment and software for internal use. Cash outflows in 2008 were primarily from our acquisition of ETG on August 29, 2008 for $25.1 million, net of cash acquired, our acquisition of EWA on November 28, 2008 for $12.4 million, net of cash acquired and purchases of equipment and software for internal use. Cash outflows in 2007 were primarily from our acquisition of SRS on May 7, 2007 for $199.1 million, net of cash acquired, our acquisition of MBI on December 18, 2007 for $78.9 million, net of cash acquired and purchases of equipment and software for internal use. These were partially offset by the sale of office buildings and land for $1.8 million that we acquired in 2005. We had a cash inflow from discontinued operations of $3.0 million due to the sale of our MSM subsidiary. For more information see “Discontinued Operations” below. Cash flow from investing activities could fluctuate significantly in the future with the execution of our acquisition strategy.

Cash Flows from Financing Activities

	Year Ended December 31,
(in thousands)	2009	2008	2007
Net cash flow from financing activities:	$(30,418)	$(91,777)	$178,500

Cash flow from financing during 2009 resulted primarily from the payments under our credit facility of $44.1 million partially offset by the proceeds from the exercise of stock options of $12.6 million. Cash used in financing activities during 2008 resulted primarily from paying down our credit facility with cash from operations; this was slightly offset by borrowings under our credit facility to finance our acquisitions of EWA and ETG and proceeds from the exercise of stock options. Cash provided by financing activities in 2007 resulted primarily from the use of our credit facility to support the acquisitions of SRS and MBI and proceeds from the exercise of stock options. In addition, we acquired treasury stock with a cost of $9.1 million related to the distribution of a supplemental executive retirement plan (GJP SERP) for our Chairman and CEO (for additional information see Note 10 in our consolidated financial statements). The cash outflow for the acquisition of treasury stock was offset by the excess tax benefits generated by stock option exercises and the GJP SERP transaction. Cash provided by financing activities in 2007 resulted primarily from the use of our credit facility to support the acquisitions of SRS and MBI and proceeds from the exercise of stock options.

Credit Agreement

On December 18, 2009, we amended our revolving credit agreement to allow for additional flexibility in negative covenants, and specifically to increase the allowable acquisition limitation, the amount of unsecured debt the Company may have and the amount of stock that we may repurchase pursuant to a share repurchase program.

The amended credit agreement provides for a revolving credit facility of up to $350.0 million, of which $330.0 million was committed at December 31, 2009 by our existing bank group. In February 2010, a new bank committed the remaining $20.0 million, which completed commitments to the full availability of our revolving credit facility. The credit agreement includes a $25.0 million letter of credit sublimit and a $30.0 million swing line loan sublimit. The maturity date for the credit agreement is April 30, 2012.

Borrowings under the amended credit agreement are collateralized by our assets and bear interest at one of the following rates as selected by the Company: a LIBOR-based rate plus market-rate spreads that are determined based on the Company’s leverage ratio calculation (1.625% to 2.5%), or the lender’s base rate (plus spreads of 0.75% up to 1.5%), which is the highest of the Prime Rate, the sum of 0.5% plus the Federal Funds Rate, and, except during a Eurodollar Unavailability Period, 1.00% plus the Eurodollar Rate.

The terms of the credit agreement permit prepayment and termination of the loan commitments at any time, subject to certain conditions. The credit agreement requires the Company to comply with specified financial covenants, including the maintenance of a certain leverage ratio and fixed charge coverage ratio. The credit agreement also contains various covenants, including affirmative covenants with respect to certain reporting requirements and maintaining certain business activities, and negative covenants that, among other things, may limit our ability to incur liens, incur additional indebtedness, make investments, make acquisitions, pay cash dividends and undertake certain additional actions. As of December 31, 2009, we were in compliance with our financial covenants under the Credit Agreement.

We believe the capital resources available to us under our credit agreement and cash from our operations are adequate to fund our ongoing operations and to support the internal growth we expect to achieve for at least the next twelve months. We anticipate financing our external growth from acquisitions and our longer-term internal growth through one or more of the following sources: cash from operations; use of the existing revolving facility; a refinancing of our credit agreement; and additional borrowing or issuance of equity. At December 31, 2009, we had no outstanding balance under our credit facility.

Off-Balance Sheet Arrangements

None.

Contractual Obligations

Our contractual obligations as of December 31, 2009 are as follows (in thousands):

	Payments Due By Period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Debt obligations (1)	$—	$—	$—	$—	$—
Operating lease obligations (2)	106,133	26,164	38,982	21,101	19,886
Other long-term liabilities (3)	6,877	67	4,043	2,107	660
Accrued defined benefit obligations (4)	1,648	164	326	318	840

Total	$114,658	$26,395	$43,351	$23,526	$21,386

(1)	See Note 8 to our consolidated financial statements in Item 8 for additional information regarding debt and related matters.

(2)	Operating lease obligations have been reduced for the related amount disclosed in other long-term liabilities as deferred rent (see below). See Note 9 to our consolidated financial statements in Item 8 for additional information regarding operating leases.

(3)	Other long-term liabilities at December 31, 2009 included approximately $5.2 million of deferred rent liabilities resulting from recording rent expenses on a straight-line basis over the life of the respective lease. Also included in other long-term liabilities is a gross unrecognized tax benefit liability of $1.7 million.

(4)	Accrued defined benefit obligation includes approximately $1.6 million of unfunded pension obligations related to nonqualified supplemental defined benefit pension plans for certain retired employees of an acquired company. The amounts above are subject to change based on actuarial as well as the vital status of participants. This obligation is included in the accrued retirement amount on our consolidated balance sheets. In addition, the accrued retirement amount on our consolidated balance sheets includes amounts for one non-qualified deferred compensation plan for certain highly compensated employees. The funds deferred by the employees are invested and these investment assets are maintained in rabbi trusts. The rabbi trusts’ assets are reflected in the Employee Supplemental Savings Plan Assets on our consolidated balance sheets. Because these liabilities will be satisfied by assets held in rabbi trusts, the amounts have been excluded from the above table.

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

Revenue Recognition and Cost Estimation

We recognize revenues when persuasive evidence of an arrangement exists, services have been rendered, the contract price is fixed or determinable and collectability is reasonably assured. We have a standard internal process that we use to determine whether all required criteria for revenue recognition have been met.

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

We derive the majority of our revenue from cost-plus-fixed-fee, cost-plus-award-fee, firm-fixed-price or time-and-materials contracts. Revenues for cost-reimbursable contracts are recorded as reimbursable costs are incurred, including an estimated share of the applicable contractual fees earned. For performance-based fees under cost-reimbursable contracts, that are subject to the Financial Accounting Standards Board (FASB) Accounting Standards Codifications (ASC) 605-35, Construction-Type and Certain Production-Type Contracts, we recognize the relevant portion of the expected fee to be awarded by the client at the time such fee can be reasonably estimated, based on factors such as our prior award experience and communications with the client regarding performance. For cost-reimbursable contracts with performance-based fee incentives that are subject to the provisions of SEC Topic 13, Revenue Recognition, we recognize the relevant portion of the fee upon customer approval. For time-and-material contracts, revenue is recognized to the extent of billable rates times hours delivered plus material and other reimbursable costs incurred. For long-term fixed-price production contracts, revenue is recognized at a rate per unit as the units are delivered or by other methods to measure services provided. Revenue from other long-term fixed-price contracts is recognized ratably over the contract period or by other appropriate methods to measure services provided. Contract costs are expensed as incurred except for certain limited long-term contracts noted below. For long-term contracts as described in ASC 605-35, we apply the percentage of completion method. Under the percentage of completion method, income is recognized at a consistent profit margin over the period of performance based on estimated profit margins at completion of the contract. This method of accounting requires estimating the total revenues and total contract cost at completion of the contract. During the performance of long-term contracts, these estimates are periodically reviewed and revisions are made as required. The impact on revenue and contract profit as a result of these revisions is included in the periods in which the revisions are made. This method can result in the deferral of costs or the deferral of profit on these contracts. Because we assume the risk of performing a fixed-price contract at a set price, the failure to accurately estimate ultimate costs or to control costs during performance of the work could result, and in some instances has resulted, in reduced profits or losses for such contracts. Estimated losses on contracts at completion are recognized when identified. In certain circumstances, revenues are recognized when contract amendments have not been finalized.

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

We review goodwill at least annually for impairment. We have elected to perform this review annually during the second quarter of each calendar year. No adjustments were necessary as a result of this review during the quarter end June 30, 2009.

Due to the many variables inherent in the estimation of a reporting unit’s fair value and the relative size of the Company’s recorded goodwill, differences in assumptions may have a material effect on the results of the Company’s impairment analysis.

Accounting Standards Updates

In December 2009, Accounting Standards Update No. 2009-17, Consolidation (Topic 810): Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities, was issued. The amendments in this Update to the Accounting Standards Codification are the result of FASB Statement No. 167, Amendments to FASB Interpretation No. 46(R). That Statement was issued by the Board on June 12, 2009.

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

SFAS 167 is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009. Early adoption is prohibited. The provisions of SFAS 167 need not be applied to immaterial items. We have reviewed and evaluated the provisions of SFAS 167 and have concluded that the adoption of this standard will have no significant impact on the Company’s results of operations or financial position.

In October 2009, Accounting Standards Update No. 2009-13, Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements a consensus of the FASB Emerging Issues Task Force, was issued. The objective of this Update is to address the accounting for multiple-deliverable arrangements to enable vendors to account for products or services (deliverables) separately rather than as a combined unit. Vendors often provide multiple products or services to their customers. Those deliverables often are provided at different points in time or over different time periods. Subtopic 605-25, Revenue Recognition-Multiple-Element Arrangements, establishes the accounting and reporting guidance for arrangements under which the vendor will perform multiple revenue-generating activities. Specifically, this Subtopic addresses how to separate deliverables and how to measure and allocate arrangement consideration to one or more units of accounting. The amendments in this Update will affect accounting and reporting for all vendors that enter into multiple-deliverable arrangements with their customers when those arrangements are within the scope of ASC Subtopic 605-25. The amendments in this Update significantly expand the disclosures related to a vendor’s multiple-deliverable revenue arrangement. The objective of the disclosures is to provide information about the significant judgments made and changes to those judgments and about the application of the relative selling-price method affects the timing of the revenue recognition. The amendments in this Update will be effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted. We do not anticipate that the adoption of this standard will have any significant impact on the Company’s results of operations or financial position.

On June 30, 2009, Accounting Standards Update No. 2009-01, Topic 105—Generally Accepted Accounting Principles amendments based on Statement of Financial Accounting Standards No. 168—The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles, was issued. This Accounting Standards Update amends the ASC for the issuance of Statement of Financial Accounting Standard No. 168, The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles (SFAS 168). This Accounting Standards Update includes SFAS 168 in its entirety, including the Accounting Standards Update instructions contained in Appendix B of the Statement. The Codification is the source of authoritative U.S. Generally Accepted Accounting Principles (GAAP) recognized by the FASB to be applied by non-governmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date of SFAS 168, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification will become non-authoritative. SFAS 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. Following SFAS 168, the Board will not issue new standards in the form of Statements, FASB Staff Positions or Emerging Issues Task Force Abstracts. Instead, it will issue Accounting Standards Updates. The GAAP hierarchy will be modified to include only two levels of GAAP: authoritative and non-authoritative.

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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Our exposure to market risk relates to changes in interest rates for borrowings under our revolving credit facility. At December 31, 2009, we had no outstanding balance on our revolving credit facility. Borrowings under our revolving credit facility bear interest at variable rates. A hypothetical 10% increase in interest rates would have increased our annual interest expense for the year ended December 31, 2009 by less than $0.1 million.

We do not use derivative financial instruments for speculative or trading purposes. When we have excess cash, we invest in short-term, investment grade, interest-bearing securities. Our investments are made in accordance with an investment policy. Under this policy, no investment security can have a maturity exceeding nine months and the weighted average maturity of the portfolio cannot exceed 60 days.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of ManTech International Corporation

Fairfax, Virginia

We have audited the accompanying consolidated balance sheets of ManTech International Corporation and subsidiaries (the “Company”) as of December 31, 2009 and 2008, and the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2009. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of ManTech International Corporation and subsidiaries as of December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2009, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2009, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 26, 2010 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

McLean, Virginia

February 26, 2010

MANTECH INTERNATIONAL CORPORATION

CONSOLIDATED BALANCE SHEETS

(Dollars in Thousands, Except Share Amounts)

	December 31,
	2009	2008
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$86,190	$4,375
Receivables—net	399,239	407,248
Prepaid expenses and other	11,182	14,200

Total Current Assets	496,611	425,823
Property and equipment—net	14,498	16,563
Goodwill	488,217	479,516
Other intangibles—net	73,684	78,710
Employee supplemental savings plan assets	21,065	14,771
Other assets	6,672	6,329

TOTAL ASSETS	$1,100,747	$1,021,712

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of debt	$—	$44,100
Accounts payable and accrued expenses	157,358	157,407
Accrued salaries and related expenses	55,429	75,121
Billings in excess of revenue earned	7,737	8,451

Total Current Liabilities	220,524	285,079
Accrued retirement	22,033	15,930
Other long-term liabilities	6,877	7,769
Deferred income taxes—non-current	33,848	32,398

TOTAL LIABILITIES	283,282	341,176

COMMITMENTS AND CONTINGENCIES	—	—

STOCKHOLDERS’ EQUITY:
Common stock, Class A—$0.01 par value; 150,000,000 shares authorized; 22,602,110 and 21,765,004 shares issued at December 31, 2009 and 2008; 22,359,070 and 21,521,964 shares outstanding at December 31, 2009 and 2008	226	218
Common stock, Class B—$0.01 par value; 50,000,000 shares authorized; 13,605,345 and 13,958,345 shares issued and outstanding at December 31, 2009 and 2008	136	140
Additional paid-in capital	362,730	336,454
Treasury stock, 243,040 shares at cost at December 31, 2009 and 2008	(9,114)	(9,114)
Retained earnings	464,742	352,978
Accumulated other comprehensive loss	(172)	(140)
Unearned Employee Stock Ownership Plan Shares	(1,083)	—

TOTAL STOCKHOLDERS’ EQUITY	817,465	680,536

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,100,747	$1,021,712

See notes to consolidated financial statements.

MANTECH INTERNATIONAL CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(In Thousands Except Per Share Amounts)

	Year Ended December 31,
	2009	2008	2007
REVENUES	$2,020,334	$1,870,879	$1,448,098
Cost of services	1,668,763	1,565,198	1,214,150
General and administrative expenses	172,492	152,323	120,244

OPERATING INCOME	179,079	153,358	113,704
Interest expense	(1,141)	(3,978)	(5,103)
Interest income	215	812	1,261
Other income (expense), net	355	(233)	263

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	178,508	149,959	110,125
Provision for income taxes	(66,744)	(59,667)	(42,798)

INCOME FROM CONTINUING OPERATIONS	111,764	90,292	67,327
(Loss) from operations of discontinued component, net of taxes	—	—	(458)
Gain on sale of discontinued operation, net of taxes (sold to CEO)	—	—	338

(Loss) from discontinued operations, net of taxes	—	—	(120)

NET INCOME	$111,764	$90,292	$67,207

BASIC EARNINGS (LOSS) PER SHARE:
Class A basic earnings per share	$3.13	$2.58	$1.97

Weighted average common shares outstanding	21,980	20,982	19,683

Class B basic earnings per share	$3.13	$2.58	$1.97

Weighted average common shares outstanding	13,707	14,046	14,431

DILUTED EARNINGS (LOSS) PER SHARE:
Class A diluted earnings per share	$3.11	$2.55	$1.95

Weighted average common shares outstanding	22,278	21,413	20,102

Class B diluted earnings per share	$3.11	$2.55	$1.95

Weighted average common shares outstanding	13,707	14,046	14,431

See notes to consolidated financial statements.

MANTECH INTERNATIONAL CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In Thousands)

	Year Ended December 31,
	2009	2008	2007
NET INCOME	$111,764	$90,292	$67,207

OTHER COMPREHENSIVE (LOSS) INCOME:
Translation adjustments, net of tax	(32)	(29)	6
Actuarial gain (loss) on defined benefit pension plans, net of tax	—	36	(33)

Total other comprehensive income (loss)	(32)	7	(27)

COMPREHENSIVE INCOME	$111,732	$90,299	$67,180

See notes to consolidated financial statements.

MANTECH INTERNATIONAL CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(In Thousands)

	December 31,
	2009	2008	2007
Common Stock, Class A
At beginning of year	$218	$205	$190
Stock option exercises	4	10	7
Conversion Class B to Class A common stock	4	3	7
Contribution of Class A common stock to Employee Stock Ownership Plan (ESOP)	—	—	1

At end of year	226	218	205

Common Stock, Class B
At beginning of year	140	143	150
Conversion Class B to Class A common stock	(4)	(3)	(7)

At end of year	136	140	143

Additional Paid-In Capital
At beginning of year	336,454	297,827	263,409
Stock option exercises	12,557	22,667	13,068
Tax benefit from the exercise of stock options	1,097	6,834	2,696
Stock option expense	8,289	6,626	6,706
Tax benefit from distribution of shares held in grantor trust	—	—	8,581
Contribution of Class A common stock to ESOP	4,333	2,500	3,367

At end of year	362,730	336,454	297,827

Treasury Stock, at cost
At beginning of year	(9,114)	(9,114)	—
Treasury stock acquired	—	—	(9,114)

At end of year	(9,114)	(9,114)	(9,114)

Retained Earnings
At beginning of year	352,978	262,686	195,604
Net income	111,764	90,292	67,207
Adoption of FASB “Accounting for Uncertain Tax Positions”	—	—	(125)

At end of year	464,742	352,978	262,686

Accumulated Other Comprehensive (Loss) Income
At beginning of year	(140)	(147)	(120)
Translation adjustments, net of tax	(32)	(29)	6
Actuarial loss on defined benefit pension plans, net of tax	—	36	(33)

At end of year	(172)	(140)	(147)

Unearned ESOP Shares
At beginning of year	—	(295)	(217)
(Increase) Decrease	(1,083)	295	(78)

At end of year	(1,083)	—	(295)

Deferred Compensation
At beginning of year	—	—	640
Distribution of shares held in grantor trust	—	—	(640)

At end of year	—	—	—

Shares Held in Grantor Trust
At beginning of year	—	—	(640)
Distribution of shares held in grantor trust	—	—	640

At end of year	—	—	—

Total Stockholders’ Equity	$817,465	$680,536	$551,305

See notes to consolidated financial statements.

MANTECH INTERNATIONAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

	Year Ended December 31,
	2009	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$111,764	$90,292	$67,207
Adjustments to reconcile net income to net cash provided by operating activities:
Loss from discontinued operations, net of tax	—	—	458
Gain on sale of discontinued operation, net of tax	—	—	(338)
Unrealized loss on warrants	—	—	76
Stock-based compensation	8,289	6,626	6,706
Excess tax benefits from the exercise of stock options	(1,121)	(6,446)	(2,374)
Deferred income taxes	(201)	8,157	284
Depreciation and amortization	17,747	17,323	14,244
Change in assets and liabilities—net of effects from acquired and disposed businesses:
Receivables-net	9,296	(62,513)	(45,275)
Prepaid expenses and other	4,640	(223)	5,498
Accounts payable and accrued expenses	997	59,888	16,350
Accrued salaries and related expenses	(20,050)	11,768	(143)
Billings in excess of revenue earned	(714)	85	(158)
Accrued retirement	6,103	(3,043)	2,120
Other	(4,503)	5,352	231

Net cash flow from operating activities of continuing operations	132,247	127,266	64,886
Net cash flow from discontinued operations	—	—	(1,562)

Net cash flow from operating activities	132,247	127,266	63,324

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(4,021)	(5,050)	(2,721)
Proceeds from the sale of property and equipment	—	—	1,828
Investment in capitalized software for internal use	(2,218)	(2,742)	(2,113)
Proceeds from note receivable	—	5,126	—
Exercise of GSE warrants	—	—	(133)
Proceeds from sale of GSE shares	—	—	600
Acquisition of businesses, net of cash acquired	(13,775)	(36,496)	(275,747)

Net investing cash flow from continuing operations	(20,014)	(39,162)	(278,286)
Net investing cash flow from discontinued operations	—	—	3,000

Net cash flow from investing activities	(20,014)	(39,162)	(275,286)

See notes to consolidated financial statements.

MANTECH INTERNATIONAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS—(Continued)

(In Thousands)

	Year Ended December 31,
	2009	2008	2007
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	$12,561	$22,677	$13,075
Excess tax benefits from the exercise of stock options	1,121	6,446	2,374
Excess tax benefit from distribution of shares held in grantor trust	—	—	8,581
Treasury stock acquired	—	—	(9,114)
Borrowing under line of credit, non-current	—	—	39,000
Net (decrease) increase in borrowing under lines of credit, net of associated origination fees	(44,100)	(120,900)	124,584

Net cash flow from financing activities	(30,418)	(91,777)	178,500

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	81,815	(3,673)	(33,462)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	4,375	8,048	41,510

CASH AND CASH EQUIVALENTS, END OF PERIOD	$86,190	$4,375	$8,048

SUPPLEMENTAL CASH FLOW INFORMATION
Noncash financing activities:
ESOP Contributions	$3,937	$2,500	$3,290

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2009, 2008 and 2007

1. Description of the Business

ManTech International Corporation (depending on the circumstances, “ManTech”, “Company”, “we”, “our”, “ours” or “us”) is a leading provider of innovative technologies and solutions for mission-critical national security programs for the Intelligence Community; the departments of Defense, State, Homeland Security and Justice; and other U.S. federal government customers. Our expertise includes systems engineering, systems integration, enterprise architecture, cyber security, information assurance, intelligent operations and analysis support, network and critical infrastructure protection, information operations and information warfare support, information technology, communications integration, global logistics and supply chain management and service oriented architectures. At December 31, 2009, we operate in approximately 40 countries worldwide, and approximately 1,000 of our approximately 8,000 highly qualified employees are deployed supporting U.S. forces in theater.

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

We determine whether we have a controlling financial interest in an entity by evaluating whether or not the entity is a Variable Interest Entity (VIE). A VIE is an entity in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support. A VIE is consolidated when ManTech is the primary beneficiary, generally defined as the enterprise that will absorb a majority of the expected losses or receive a majority of the expected residual returns of the entity, or both.

We have one entity that has been consolidated as a VIE. The purpose of the entity is to perform on certain U.S. Navy contracts. The maximum amount of loss we are exposed to as of December 31, 2009 is not material to our consolidated financial statements.

Use of Accounting Estimates—We prepare our consolidated financial statements in conformity with accounting principles generally accepted in the United States of America, which require management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. These estimates involve judgments with respect to, among other things, various future economic factors that are difficult to predict and are beyond the control of the Company. Therefore, actual amounts could differ from these estimates.

Revenue Recognition—We derive the majority of our revenue from cost-plus-fixed-fee, cost-plus-award-fee, firm-fixed-price or time-and-materials contracts. Revenues for cost-reimbursable contracts are recorded as reimbursable costs are incurred, including an estimated share of the applicable contractual fees earned. For performance-based fees under cost-reimbursable contracts, that are subject to the provisions of Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 605-35, Construction-Type and Certain Production-Type Contracts, we recognize the relevant portion of the expected fee to be awarded by the client at the time such fee can be reasonably estimated, based on factors such as our prior award experience and communications with the client regarding performance. For cost-reimbursable contracts with performance-based fee incentives that are subject to the provisions of Securities and Exchange Commission (SEC) Topic 13, Revenue Recognition, we recognize the relevant portion of the fee upon customer approval. For

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2009, 2008 and 2007—(Continued)

time-and-materials contracts, revenue is recognized to the extent of billable rates times hours delivered plus materials and other reimbursable costs incurred. For long-term fixed-price production contracts, revenue is recognized at a rate per unit as the units are delivered or by other methods to measure services provided. Revenue from other long-term fixed-price contracts is recognized ratably over the contract period or by other appropriate methods to measure services provided. Contract costs are expensed as incurred except for certain limited long-term contracts noted below. For long-term contracts, specifically described in the scope section of ASC 605-35, we apply the percentage of completion method. Under the percentage of completion method, income is recognized at a consistent profit margin over the period of performance based on estimated profit margins at completion of the contract. This method of accounting requires estimating the total revenues and total contract cost at completion of the contract. During the performance of long-term contracts, these estimates are periodically reviewed and revisions are made as required. The impact on revenue and contract profit as a result of these revisions is included in the periods in which the revisions are made. This method can result in the deferral of costs or the deferral of profit on these contracts. Because we assume the risk of performing a fixed-price contract at a set price, the failure to accurately estimate ultimate costs or to control costs during performance of the work could result, and in some instances has resulted, in reduced profits or losses for such contracts. Estimated losses on contracts at completion are recognized when identified. In certain circumstances, revenues are recognized when contract amendments have not been finalized.

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

Inventory—Inventory is included in prepaid expenses and other in our consolidated balance sheets and is carried at the lower of cost or market. Cost is computed on a specific identification basis. There was no inventory valuation allowance at December 31, 2009 or December 31, 2008.

Goodwill and Other Intangibles-net—Goodwill represents the excess of cost over the fair value of net tangible and identifiable intangible assets of acquired companies. Contract rights and other intangibles are amortized primarily using the pattern of benefits method over periods ranging from three to twenty-five years.

We accounted for the cost of computer software developed or obtained for internal use in accordance with ASC 350-985, Software. These capitalized software costs are included in other intangibles, net.

Software Development Costs—We account for software development costs related to software products for sale, lease or otherwise marketed in accordance with ASC 985-20, Costs of Software to be Sold, Leased, or Marketed. For projects fully funded by us, significant development costs are capitalized from the point of demonstrated technological feasibility until the point in time that the product is available for general release to

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2009, 2008 and 2007—(Continued)

customers. Once the product is available for general release, capitalized costs are amortized based on units sold or on a straight-line basis over a five-year period or other such shorter period as may be required. We recorded $0.1 million, $1.0 million and $1.4 million per year of amortization expense for the years ended December 31, 2009, 2008 and 2007, respectively. Amortization expense for the years ended December 31, 2009 and 2008 include write downs of an acquisition related intangible asset for internally developed software of less than $0.1 million and $0.8 million, respectively. The write downs were based on changes in the estimated net realizable value of the asset. Capitalized software costs included in other intangibles, net at December 31, 2009 and 2008, were $0.2 million and $0.3 million, respectively.

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

Employee Supplemental Savings Plan Assets—We maintain several non-qualified defined contribution supplemental retirement plans for certain key employees that are accounted for in accordance with ASC 710-10-05, Deferred Compensation—Rabbi Trusts, as the underlying assets are held in rabbi trusts with investments directed by the respective employee. A rabbi trust is a grantor trust generally set up to fund compensation for a select group of management and the assets of this trust are available to satisfy the claims of general creditors in the event of bankruptcy of the Company. The assets held by the rabbi trusts are recorded at cash surrender value in our consolidated financial statements as Employee Supplemental Savings Plan (ESSP) assets with a related liability to employees recorded as a deferred compensation liability in accrued retirement.

Billings In Excess of Revenue Earned—We receive advances and milestone payments from customers that exceed the revenue earned to date. We classify such items as current liabilities.

Stock-based Compensation—We account for stock-based compensation in accordance with ASC 718, Compensation—Stock Compensation. ASC 718 requires the use of a valuation model to calculate the fair value of stock-based awards. We have elected to use the Black-Scholes-Merton pricing model to determine fair value on the dates of grant. The fair value is included in operating expenses or capitalized, as appropriate, straight-line over the period in which service is provided in exchange for the award. See Note 10 for further discussion regarding stock-based compensation.

Income Taxes—We account for income taxes in accordance with ASC 740, Income Taxes. Under this method, deferred income taxes are determined based on the estimated future tax effects of differences between the financial statement and tax bases of assets and liabilities given the provisions of enacted tax laws. Deferred income tax provisions and benefits are based on changes to the assets or liabilities from year-to-year. In providing for deferred taxes, we consider tax regulations of the jurisdictions in which we operate, estimates of future taxable income and available tax planning strategies. If tax regulations, operating results or the ability to implement tax-planning strategies vary, adjustments to the carrying value of deferred tax assets and liabilities may be required. Valuation allowances are recorded related to deferred tax assets based on the “more likely than not” criteria.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2009, 2008 and 2007—(Continued)

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

Comprehensive Income—Comprehensive income is presented in our consolidated statements of changes in stockholders’ equity. Comprehensive income consists of net income; translation adjustments, net of tax; and actuarial gain (loss) on defined benefit pension plan, net of tax.

Fair Value of Financial Instruments—The carrying value of our cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and debt approximate their fair values.

Accounting Standards Updates

In December 2009, Accounting Standards Update No. 2009-17, Consolidation (Topic 810): Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities, was issued. The amendments in this Update to the Accounting Standards Codification are the result of FASB Statement No. 167, Amendments to FASB Interpretation No. 46(R). That Statement was issued by the Board on June 12, 2009.

In June 2009, SFAS 167, Amendments to FASB Interpretation No. 46(R), (ASC 810) was issued. The objective of SFAS 167 is to amend certain requirements of FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities to improve financial reporting by enterprises involved with variable interest entities and to provide more relevant and reliable information to users of financial statements. SFAS 167 carries forward the scope of FIN 46(R), with the addition of entities previously considered qualifying special-purpose entities, as the concept of these entities was eliminated in SFAS 166, Accounting for Transfers of Financial Assets (ASC 860). SFAS 167 nullifies ASC 860-10-50 (FASB Staff Position FAS 140-4 and FIN 46(R)-8, Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities). The principal objectives of these new disclosures are to provide financial statement users with an understanding of:

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

SFAS 167 is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009. Early adoption is prohibited. The provisions of SFAS 167 need not be applied to

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2009, 2008 and 2007—(Continued)

immaterial items. We have reviewed and evaluated the provisions of SFAS 167 and have concluded that the adoption of this standard will have no significant impact on the Company’s results of operations or financial position.

In October 2009, Accounting Standards Update No. 2009-13, Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements a consensus of the FASB Emerging Issues Task Force, was issued. The objective of this Update is to address the accounting for multiple-deliverable arrangements to enable vendors to account for products or services (deliverables) separately rather than as a combined unit. Vendors often provide multiple products or services to their customers. Those deliverables often are provided at different points in time or over different time periods. ASC Subtopic 605-25, Revenue Recognition-Multiple-Element Arrangements, establishes the accounting and reporting guidance for arrangements under which the vendor will perform multiple revenue-generating activities. Specifically, this Subtopic addresses how to separate deliverables and how to measure and allocate arrangement consideration to one or more units of accounting. The amendments in this Update will affect accounting and reporting for all vendors that enter into multiple-deliverable arrangements with their customers when those arrangements are within the scope of ASC Subtopic 605-25. The amendments in this Update significantly expand the disclosures related to a vendor’s multiple-deliverable revenue arrangement. The objective of the disclosures is to provide information about the significant judgments made and changes to those judgments and about the application of the relative selling-price method affects the timing of the revenue recognition. The amendments in this Update will be effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted. We do not anticipate that the adoption of this standard will have any significant impact on the Company’s results of operations or financial position.

On June 30, 2009, Accounting Standards Update No. 2009-01, Topic 105—Generally Accepted Accounting Principles amendments based on Statement of Financial Accounting Standards No. 168—The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles, was issued. This Accounting Standards Update amends the FASB Accounting Standards Codification for the issuance of Statement of Financial Accounting Standard (SFAS) No. 168, The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles. This Accounting Standards Update includes SFAS 168 in its entirety, including the Accounting Standards Update instructions contained in Appendix B of the Statement. The Codification is the source of authoritative U.S. Generally Accepted Accounting Principles (GAAP) recognized by the FASB to be applied by non-governmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date of SFAS 168, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification will become non-authoritative. SFAS 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. Following SFAS 168, the Board will not issue new standards in the form of Statements, FASB Staff Positions or Emerging Issues Task Force Abstracts. Instead, it will issue Accounting Standards Updates. The GAAP hierarchy will be modified to include only two levels of GAAP: authoritative and non-authoritative.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2009, 2008 and 2007—(Continued)

3. Acquisitions

The DDK Technology Group, Inc. (DDK) acquisition has been accounted for using the acquisition method of accounting under ASC 805, Business Combinations. Acquisitions prior to January 1, 2009 have been accounted for using the purchase accounting method under SFAS 141, Business Combinations.

DDK Technologies Group Acquisition—On March 13, 2009, we completed the acquisition of all outstanding equity interests of DDK. The results of DDK’s operations have been included in our consolidated financial statements since that date. The acquisition was consummated pursuant to a stock purchase agreement (DDK Purchase Agreement), dated March 13, 2009, by and among ManTech, DDK and the shareholders of DDK. DDK was a privately held company, providing information technology and cyber security for several Department of Defense agencies.

The final purchase price was $14.0 million. The DDK Purchase Agreement does not contain provisions for contingent consideration. We primarily utilized borrowings under our credit agreement to finance the acquisition.

The purchase price was allocated to the underlying assets and liabilities based on their fair values at the date of acquisition. Total assets were $14.5 million, including goodwill and intangible assets recognized in connection with the acquisition, and total liabilities were $0.5 million. Included in total assets were $4.2 million in acquired intangible assets. We have recorded goodwill of $8.9 million, which will be deductible for tax purposes over 15 years, assuming adequate levels of taxable income. Recognition of goodwill is largely attributed to the highly skilled employees and the value paid for companies supporting high-end defense, intelligence and homeland security markets. The assets, liabilities and results of operations of DDK were not significant to the Company’s consolidated financial position or results of operations.

The components of intangible assets associated with the acquisition were backlog valued at $0.3 million and customer relationships valued at $3.9 million. Customer contracts and related relationships represent the underlying relationships and agreements with DDK’s existing customers. Backlog and customer relationships are amortized over their estimated useful lives of 1 year and 20 years, respectively, using the pattern of benefits method. The weighted-average amortization period for the intangibles is 18.8 years.

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

The final purchase price was $12.4 million, which included a $0.4 million working capital adjustment. Pursuant to the EWA Purchase Agreement, $1.2 million of the purchase price was placed into an escrow account to satisfy potential indemnification liabilities of EWA and its shareholders. During 2009, the escrow balance was utilized to settle certain claims. We primarily utilized borrowings under our credit agreement to finance the acquisition.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2009, 2008 and 2007—(Continued)

The purchase price was allocated to the underlying assets and liabilities based on their fair values at the date of acquisition. Total assets were $15.0 million, including goodwill and intangible assets recognized in connection with the acquisition, and total liabilities were $2.5 million. Included in total assets were $2.4 million in acquired intangible assets. We have recorded goodwill of $8.8 million, which will be deductible for tax purposes over 15 years, assuming adequate levels of taxable income. Recognition of goodwill is largely attributed to the highly skilled employees and the value paid for companies supporting high-end defense, intelligence and homeland security markets. The assets, liabilities and results of operations of EWA were not significant to the Company’s consolidated financial position or results of operations.

The components of intangible assets associated with the acquisition were backlog valued at $0.4 million and customer relationships valued at $2.0 million. Customer contracts and related relationships represent the underlying relationships and agreements with EWA’s existing customers. Backlog and customer relationships are amortized over their estimated useful lives of 1 year and 20 years, respectively, using the pattern of benefits method. The weighted-average amortization period for the intangibles is 16.9 years.

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

ETG was a privately-held company, providing computer and network forensics supporting the counter-terrorism and counter-intelligence mission around the world. ETG’s customer base focused primarily in the Intelligence Community and the Department of Defense. At August 29, 2008, ETG had 58 employees of which nearly 100% held security clearances. The acquisition of ETG has deepened our capabilities in cyber security and positions us to develop additional work related to the Comprehensive National Cyber Initiative.

The purchase price was $25.1 million, which included $0.1 million in transaction fees. Pursuant to the Merger Agreement, $3.8 million of the purchase price was placed into an escrow account to satisfy potential indemnification liabilities of ETG and its shareholders. The escrow claim period expires eighteen months after the purchase closing date. As of December 31, 2009, $2.4 million of the original escrow amount remains. We primarily utilized borrowings under our credit agreement to finance the acquisition.

The purchase price was allocated to the underlying assets and liabilities based on their fair values at the date of acquisition. Total assets were $27.2 million, including goodwill and intangible assets recognized in connection with the acquisition, and total liabilities were $2.0 million. Included in total assets were $4.6 million in acquired intangible assets. We have recorded goodwill of $18.3 million, which will be deductible for tax purposes over 15 years, assuming adequate levels of taxable income. Recognition of goodwill is largely attributed to the highly skilled employees and the value paid for companies supporting high-end defense, intelligence and homeland security markets. The assets, liabilities and results of operations of ETG were not significant to the Company’s consolidated financial position or results of operations.

The components of intangible assets associated with the acquisition were backlog and customer relationships valued at $0.2 million and $4.4 million, respectively. Customer contracts and related relationships represent the underlying relationships and agreements with ETG’s existing customers. Backlog and customer relationships are amortized over their estimated useful lives of 1 year and 20 years, respectively, using the pattern of benefits method. The weighted-average amortization period for the intangibles is 19.2 years.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2009, 2008 and 2007—(Continued)

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

MBI was a privately-held company doing business as a secure information sharing and IT solutions provider to the federal government with a focus on Department of Defense, Intelligence Community and Homeland Security markets. MBI is a leading provider of high-end, mission-critical, technology-differentiated solutions primarily in areas of Service Oriented Architectures, data interoperability and information assurance.

The acquisition of MBI has deepened our capabilities in the high-end defense, intelligence and homeland security marketplace and strengthens our position as a leading provider of secure information sharing and data interoperability solutions.

The purchase price was $78.9 million, which included $0.4 million in transaction fees and a closing date working capital adjustment of $1.9 million. We utilized borrowings under our credit agreement to finance the acquisition.

The purchase price was allocated to the underlying assets and liabilities based on their estimated fair values at the date of acquisition. Total assets were $85.6 million, including goodwill and intangible assets recognized in connections with the acquisition, and total liabilities were $6.7 million. Included in total assets were $10.2 million in acquired intangible assets. Other than goodwill and other intangible assets recognized in connection with the acquisition, the assets, liabilities and result of operations of MBI were not significant to the Company’s consolidated financial position or results of operations. We recorded goodwill of $63.2 million, which, assuming adequate levels of taxable income, will be deductible for tax purposes over 15 years. Recognition of goodwill is largely attributed to the highly skilled employees and the value paid for companies supporting high-end defense, intelligence and homeland security markets.

The components of intangible assets associated with the acquisition were backlog and customer relationships valued at $0.8 million and $9.5 million, respectively. Customer contracts and related relationships represent the underlying relationships and agreements with MBI’s existing customers. Backlog and customer relationships are amortized over their estimated useful lives of 1 year and 20 years, respectively, using the pattern of benefits method. The weighted-average amortization period for the intangibles is 18.6 years.

SRS Acquisition—On May 7, 2007, we completed the acquisition of all outstanding equity interests in SRS Technologies (SRS). The results of SRS’s operations have been included in our consolidated financial statements since that date. The acquisition was consummated pursuant to an Agreement and Plan of Merger (SRS Merger Agreement), dated April 6, 2007, by and among ManTech, a wholly owned subsidiary of ManTech SRS, certain shareholders of SRS, and certain persons acting as a representative for the shareholders of SRS. The SRS Merger Agreement provided for the merger of a wholly owned subsidiary of ManTech with and into SRS, with SRS surviving the merger and becoming a wholly owned subsidiary of ManTech.

SRS was a privately-held company with specialized domain knowledge in the areas of space-based radar and communications; chemical, biological, conventional and nuclear weapons detection and defeat programs;

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2009, 2008 and 2007—(Continued)

imagery intelligence; and aeronautic, space and information systems development. More than 85 percent of SRS’s revenue has historically been derived from the U.S. government including Department of Defense, Intelligence Community and the Department of Homeland Security. On May 7, 2007, SRS had over 800 employees, including highly-cleared and educated personnel.

The acquisition of SRS has extended our presence in the high-end national security marketplace and enhances our presence in the U.S. Defense Advance Research Projects Agency (DARPA), Department of Homeland Security, Missile Defense Agency, National Reconnaissance Office, National Geospatial-Intelligence Agency and other Department of Defense agencies.

The purchase price was $199.1 million, which included $1.2 million in transaction fees. The purchase price included a closing date working capital adjustment of $2.9 million. Pursuant to the SRS Merger Agreement and as security for the SRS shareholders’ indemnification for unanticipated contingencies, an escrow account in the amount of $36.1 million has been established for a period of three years from the date of acquisition. As of December 31, 2009, $33.1 million has been paid out of the escrow account and distributed to the respective SRS shareholders. We utilized a combination of cash on hand and borrowings under our credit agreement to finance the acquisition.

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

Intangible Assets

In allocating the purchase price, we considered, among other factors, our intention for future use of acquired assets, analyses of historical financial performance and estimates of future performance of SRS’s contracts. The

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2009, 2008 and 2007—(Continued)

components of intangible assets associated with the acquisition were backlog, customer relationships and technology valued at $17.7 million, $23.1 million and $0.1 million, respectively. Customer contracts and related relationships represent the underlying relationships and agreements with SRS’s existing customers. Technology represents certain licenses, patents and software of SRS. Backlog, customer relationships and technology are amortized over their estimated useful lives of 9 years, 20 years and 6 years, respectively, using the pattern of benefits method. The weighted-average amortization period for the intangibles is 15.2 years.

Pro Forma Financial Information

The unaudited financial information in the table below summarizes the combined results of operations of ManTech and SRS, on a pro forma basis, as though the companies had been combined as of the beginning of the period presented. The pro forma financial information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition and borrowings under our credit agreement had taken place at the beginning of the period presented. The pro forma financial information includes the business combination accounting effect on historical ManTech for amortization charges from acquired intangible assets, interest expense at our current level of debt, removal of SRS’s Chief Executive Officer (CEO) salary and benefit related costs and the related tax effects (in thousands except per share amounts).

Year Ended December 31, 2007
Revenues	$1,524,689
Net income	$67,928

4. Earnings per Share

Under ASC 260, Earnings per Share, the two-class method is an earnings allocation formula that determines earnings per share for each class of common stock according to dividends declared (or accumulated) and participation rights in undistributed earnings. Under that method, basic and diluted EPS data are presented for each class of common stock.

In applying the two-class method, we determined that undistributed earnings should be allocated equally on a per share basis between Class A and Class B common stock. Under the Company’s Certificate of Incorporation, the holders of the common stock are entitled to participate ratably, on a share-for-share basis as if all shares of common stock were of a single class, in such dividends, as may be declared by the Board of Directors.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2009, 2008 and 2007—(Continued)

The weighted average number of common shares outstanding is computed as follows (in thousands):

	Year Ended December 31,
	2009	2008	2007
Numerator for net income per Class A and Class B common stock:
Net income	$111,764	$90,292	$67,207

Numerator for basic net income Class A common stock	$68,837	$54,085	$38,777
Numerator for basic net income Class B common stock	$42,927	$36,207	$28,430

Numerator for diluted net income Class A common stock	$69,192	$54,525	$39,122
Numerator for diluted net income Class B common stock	$42,572	$35,767	$28,085

Basic weighted average common shares outstanding
Class A common stock	21,980	20,982	19,683
Class B common stock	13,707	14,046	14,431

Effect of potential exercise of stock options
Class A common stock	298	431	419
Class B common stock	—	—	—

Diluted weighted average common shares outstanding—Class A	22,278	21,413	20,102

Diluted weighted average common shares outstanding—Class B	13,707	14,046	14,431

For the years ended December 31, 2009 and 2008, options to purchase 1.2 million and 0.4 million shares, respectively, weighted for the portion of the period in which they were outstanding, were outstanding but not included in the computation of diluted earnings per share because the options’ effect would have been anti-dilutive. For the years ended December 31, 2009 and 2008, shares issued from the exercise of stock options were 395 thousand and 922 thousand, respectively.

5. Revenues and Receivables

We deliver a broad array of information technology and technical services solutions under contracts with the U.S. government, state and local governments and commercial customers. Revenues from the U.S. government under prime contracts and subcontracts, as compared to total contract revenues, were approximately 98.3%, 98.1% and 97.7% for the years ended December 31, 2009, 2008 and 2007, respectively. The components of contract receivables are as follows (in thousands):

	December 31,
	2009	2008
Billed receivables	$346,984	$342,619
Unbilled receivables:
Amounts billable	42,968	57,505
Revenues recorded in excess of funding	13,311	11,341
Revenues recorded in excess of milestone billings on fixed price contracts	141	929
Retainage	3,955	3,175
Allowance for doubtful accounts	(8,120)	(8,321)

Total receivables, net	$399,239	$407,248

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2009, 2008 and 2007—(Continued)

Amounts billable consist principally of amounts to be billed within the next month. Revenues recorded in excess of funding are billable upon receipt of contractual amendments or other modifications. Revenues recorded in excess of milestone billings on fixed price contracts consist of amounts not expected to be billed within the next month. The retainage is billable upon completion of the contract performance and approval of final indirect expense rates by the government. Accounts receivable at December 31, 2009 are expected to be substantially collected in 2010 except for approximately $2.5 million.

6. Property and Equipment

Major classes of property and equipment are summarized as follows (in thousands):

	December 31,
	2009	2008
Furniture and equipment	$28,725	$27,196
Leasehold improvements	16,231	15,543

	44,956	42,739
Less: Accumulated depreciation and amortization	(30,458)	(26,176)

Total property and equipment, net	$14,498	$16,563

Depreciation and amortization expense relating to property and equipment for the years ended December 31, 2009, 2008 and 2007 was $4.9 million, $4.4 million and $3.6 million, respectively.

7. Goodwill and Other Intangibles

During the second quarter, we completed our annual goodwill impairment test. Based on the results of step one of this test, no impairment losses were identified and performance of step two was not required. The changes in the carrying amounts of goodwill during 2009 and 2008 were as follows (in thousands):

		Goodwill Balance
Net amount at December 31, 2007		$451,832
Acquisition-ETG	$18,349
Additional consideration for the acquisition of MBI	223
Additional consideration for the acquisition of SRS	120
Acquisition-EWA	8,992	27,684

Net amount at December 31, 2008		$479,516
Additional purchase adjustment related to EWA	$(206)
Acquisition-DDK	8,907	8,701

Net amount at December 31, 2009		$488,217

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2009, 2008 and 2007—(Continued)

Intangible assets consisted of the following (in thousands):

	December 31, 2009			December 31, 2008
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized intangible assets:
Contract and program intangibles	$107,430	$39,987	$67,443	$103,255	$29,913	$73,342
Capitalized software cost for sale	10,138	9,955	183	10,138	9,847	291
Capitalized software cost for internal use	18,258	12,242	6,016	15,119	10,093	5,026
Other	58	16	42	58	7	51

Total other intangibles, net	$135,884	$62,200	$73,684	$128,570	$49,860	$78,710

Amortization expense relating to intangible assets for the years ended December 31, 2009, 2008 and 2007 was $12.6 million, $12.5 million and $10.1 million, respectively. Amortization expense for the year ended December 31, 2009 and 2008 includes a write down of an acquisition related intangible asset for internally developed software of less than $0.1 million and $0.6 million, respectively. The write down was based on a change in the estimated net realizable value of the asset. We estimate that we will have the following amortization expense for the future periods indicated below (in thousands):

Year ending:
December 31, 2010	$10,672
December 31, 2011	$7,776
December 31, 2012	$6,466
December 31, 2013	$5,656
December 31, 2014	$4,735

The acquisition of Sensor Technologies Inc. (STI) was completed in January 15, 2010 (see Note 17). Consequently, the future amortization expense relating to the intangibles assets recognized as a result of the acquisition are not included in the table above.

8. Debt

	December 31,
	2009	2008
Borrowings consisted of the following (in thousands):
Revolving credit facility	$—	$44,100
Less: Current portion of debt	—	44,100

Debt—net of current portion	$—	$—

We maintain a revolving credit agreement with a syndicate of lenders led by Bank of America, N.A., as administrative agent. On December 18, 2009, we amended our revolving credit agreement to allow for additional flexibility in negative covenants, and specifically to increase the allowable acquisition limitation, the amount of unsecured debt the Company may have and the amount of stock that we may repurchase pursuant to a share repurchase program. The amended credit agreement provides for a revolving credit facility of up to $350.0 million, of which $330.0 million was committed at December 31, 2009 by our existing bank group. In February

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2009, 2008 and 2007—(Continued)

2010, a new bank committed the remaining $20.0 million, which completed commitments to the full availability of our revolving credit facility. The credit agreement includes a $25.0 million letter of credit sublimit and a $30.0 million swing line loan sublimit. The maturity date for the credit agreement is April 30, 2012.

Borrowings under the amended credit agreement are collateralized by our assets and bear interest at one of the following rates as selected by the Company: a LIBOR-based rate plus market-rate spreads that are determined based on the Company’s leverage ratio calculation (1.625% to 2.5%), or the lender’s base rate (plus spreads of 0.75% up to 1.5%), which is the highest of the Prime Rate, the sum of 0.5% plus the Federal Funds Rate, and, except during a Eurodollar Unavailability Period, 1.00% plus the Eurodollar Rate. At December 31, 2009, we had no outstanding balance under our credit facility. At December 31, 2008, the borrowing rate on our outstanding debt was 0.64%. The aggregate annual weighted average interest rates were 0.49% and 2.42% for 2009 and 2008, respectively.

The terms of the credit agreement permit prepayment and termination of the loan commitments at any time, subject to certain conditions. The credit agreement requires the Company to comply with specified financial covenants, including the maintenance of a certain leverage ratio and fixed charge coverage ratio. The credit agreement also contains various covenants, including affirmative covenants with respect to certain reporting requirements and maintaining certain business activities, and negative covenants that, among other things, may limit our ability to incur liens, incur additional indebtedness, make investments, make acquisitions, pay cash dividends and undertake certain additional actions. As of, and during, December 31, 2009 and 2008, we were in compliance with our financial covenants under the credit agreement.

The total interest paid was $0.9 million, $3.7 million and $5.0 million for the years ended December 31, 2009, 2008 and 2007, respectively.

We had $0 outstanding on our credit facility at December 31, 2009 and $44.1 million outstanding at December 31, 2008. The weighted average borrowings under the revolving portion of the facility during the years ended December 31, 2009 and 2008 were $43.9 million and $122.3 million, respectively. The maximum available borrowing under the credit facility at December 31, 2009 was $328.3 million. At December 31, 2009 and 2008, we were contingently liable under letters of credit totaling $1.7 million and $0.7 million, respectively, which reduces our availability to borrow under our credit facility.

9. Commitments and Contingencies

Payments to us on cost-reimbursable contracts with the U.S. government are provisional payments subject to adjustment upon audit by the Defense Contract Audit Agency (DCAA). The majority of audits through 2002, 2003 and 2004 have been completed and resulted in no material adjustments. The remaining audits for 2002 through 2009 are not expected to have a material effect on our financial position, results of operations or cash flows.

In the normal course of business, we are involved in certain governmental and legal proceedings, claims and disputes and have litigation pending under several suits. We believe that the ultimate resolution of these matters will not have a material effect on our financial position, results of operations or cash flows.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2009, 2008 and 2007—(Continued)

We lease office space and equipment under long-term operating leases. A number of the leases contain renewal options and escalation clauses. At December 31, 2009, aggregate future minimum rental commitments under these leases are as follows (in thousands):

	Office Space	Equipment	Total
Year ending:
December 31, 2010	$25,130	$1,034	$26,164
December 31, 2011	22,546	483	23,029
December 31, 2012	18,336	290	18,626
December 31, 2013	14,156	128	14,284
December 31, 2014	8,659	—	8,659
Thereafter	20,528	—	20,528

Total	$109,355	$1,935	$111,290

Office space and equipment rent expense totaled approximately $51.4 million, $53.4 million and $33.0 million for the years ended December 31, 2009, 2008 and 2007, respectively.

We had $6.4 million and $7.2 million of deferred rent liabilities resulting from recording rent expense on a straight-line basis over the life of the respective lease for the years ended December 31, 2009 and 2008, respectively.

10. Stockholders’ Equity and Stock Options

Common Stock—We have 150,000,000 shares of authorized Class A common stock, par value $0.01 per share. We have 50,000,000 shares of authorized Class B common stock, par value $0.01 per share. On December 31, 2009, there were 22,359,070 shares of Class A common stock outstanding, 243,040 shares of Class A common stock recorded as treasury stock and 13,605,345 shares of Class B common stock outstanding.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2009, 2008 and 2007—(Continued)

The shares of Class A common stock are not convertible into any other series or class of securities. Each share of Class B common stock, however, is freely convertible into one share of Class A common stock at the option of the Class B stockholder. Upon the death or permanent mental incapacity of Mr. Pedersen, all outstanding shares of Class B common stock automatically convert to Class A common stock.

Shares Held in Grantor Trust—On January 8, 2007, Mr. Pedersen received a distribution of 609,296 shares of Class B common stock, which had been held by the ManTech International Corporation Supplemental Executive Retirement Plan for the benefit of George J. Pedersen (GJP SERP). The Class B common stock is convertible into Class A common stock at any time on a one-for-one basis and has no expiration date. On January 8, 2007, Mr. Pedersen converted 243,040 shares of Class B common stock to 243,040 shares of Class A common stock to satisfy tax withholding requirements.

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

Preferred Stock—We are authorized to issue an aggregate of 20,000,000 shares of preferred stock, $0.01 par value per share, the terms and conditions of which are determined by our Board of Directors upon issuance. The rights, preferences and privileges of holders of our common stock are subject to, and may be adversely affected by, the rights of holders of any shares of preferred stock that we may designate and issue in the future. At December 31, 2009 and 2008, no shares of preferred stock were outstanding and the Board of Directors currently has no plans to issue a series of preferred stock.

Accounting for Stock-Based Compensation:

Stock Options—In June 2006, the Company’s stockholders approved our 2006 Management Incentive Plan (the Plan), which was designed to enable us to attract, retain and motivate key employees. Awards granted under the Plan are settled in shares of Class A common stock. At the beginning of each year, the Plan provides that the number of shares available for issuance automatically increases by an amount equal to one and one-half percent of the total number of shares of Class A and Class B common stock outstanding on December 31st of the previous year. On January 1, 2009, 532,205 additional shares were made available for issuance under the Plan. Through December 31, 2009, the remaining aggregate number of shares of our common stock authorized for issuance under the Plan was 1,387,740. Through December 31, 2009, 3,738,932 shares of our Class A common stock have been issued as a result of the exercise of the options granted under the Plan. The Plan expires in June 2016.

The Plan is administered by the compensation committee of our Board of Directors, along with its delegates. Subject to the express provisions of the Plan, the committee has Board of Directors’ authority to administer and interpret the Plan, including the discretion to determine the exercise price, vesting schedule, contractual life and the number of shares to be issued.

We typically issue options that vest in three equal installments, beginning on the first anniversary of the date of grant. Under the terms of the Plan, the contractual life of the option grants may not exceed eight years. During the years ended December 31, 2009 and 2008, we issued options that expire five years from the date of grant.

Stock Compensation Expense—For the years ended December 31, 2009, 2008 and 2007, we recorded $8.3 million, $6.6 million and $6.7 million of stock-based compensation cost, respectively. No compensation expense for employees with stock options, including stock-based compensation expense, was capitalized during the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2009, 2008 and 2007—(Continued)

periods. As of December 31, 2009, there was $17.0 million of unrecognized compensation cost related to share-based compensation arrangements that we expect to vest. The weighted-average period over which expense is expected to be recognized is 2.0 years. For the years ended December 31, 2009, 2008 and 2007, the total recognized tax benefits from the exercise of stock options were $1.1 million, $6.9 million and $2.7 million, respectively.

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

The following weighted-average assumptions were used for option grants during the years ended December 31, 2009, 2008 and 2007:

Expected Volatility. The expected volatility of the options granted was estimated based upon historical volatility of the Company’s share price through weekly observations of the Company’s trading history.

Expected Term. The expected term of options granted to employees during 2009, 2008 and 2007 was determined from historical exercises of the grantee population. Due to a lack of historical exercise data, the expected term for option grants to our Board of Directors for all years were determined under the SEC’s Staff Accounting Bulletin No. 110 ((vesting term + original contractual term)/2). For all grants valued during 2009, 2008 and 2007, the options have graded vesting over 3 years (33.3% of the options in each grant vest annually) and a contractual term of 5 years.

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

The following table summarizes weighted-average assumptions used in our calculations of fair value for the years ended December 31, 2009, 2008 and 2007:

	Year Ended December 31,
	2009	2008	2007
Dividend yield	0.00%	0.00%	0.00%
Volatility	40.13%	34.58%	35.62%
Risk-free interest rate	1.48%	1.81%	4.27%
Expected life of options (in years)	2.92	2.96	3.10

Stock Option Activity—During the year ended December 31, 2009, we granted stock options to purchase 1,359,500 shares of class A common stock at a weighted-average exercise price of $47.65 per share, which reflects the fair market value of the shares on the date of grant. The weighted-average fair value of options granted during the years ended December 31, 2009, 2008 and 2007 as determined under the Black-Scholes-Merton valuation model, was $13.58, $11.61 and $11.55, respectively. These options vest in three equal installments over three years and have a contractual term of five years. Option grants that vested during the years ended December 31, 2009, 2008 and 2007 had a combined fair value of $6.9 million, $6.3 million and $6.0 million, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2009, 2008 and 2007—(Continued)

Information with respect to stock option activity and stock options outstanding for the years ended December 31, 2009, 2008 and 2007, was as follows:

	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value (in thousands)
Shares under option, December 31, 2006	2,255,119	$21.00
Options granted	796,000	$36.41
Options exercised	(635,471)	$20.57	$14,772
Options cancelled and expired	(114,406)	$27.33

Shares under option, December 31, 2007	2,301,242	$28.30
Options granted	724,250	$45.27
Options exercised	(922,014)	$24.61	$24,383
Options cancelled and expired	(142,329)	$36.55

Shares under option, December 31, 2008	1,961,149	$35.75
Options granted	1,359,500	$47.65
Options exercised	(394,949)	$31.81	$6,529
Options cancelled and expired	(207,517)	$42.34

Shares under option, December 31, 2009	2,718,183	$41.85	$17,643

The following table summarizes non-vested stock options for the year ended December 31, 2009:

	Number of Shares	Weighted Average Fair Value
Nonvested stock options at December 31, 2008	1,314,862	$11.51
Options granted	1,359,500	$13.58
Vested during period	(600,949)	$11.48
Options cancelled	(201,664)	$11.15

Nonvested shares under option, December 31, 2009	1,871,749	$13.05

Information concerning stock options exercisable and stock options expected to vest at December 31, 2009:

	Options Exercisable	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Aggregate Intrinsic Value (in thousands)
Stock options exercisable	846,434	3.0	$32.15	$13,700
Stock options expected to vest	1,716,987	4.0	$46.31	$3,478

Options exercisable and expected to vest	2,563,421

11. Retirement Plans

As of December 31, 2009, we maintained one qualified defined contribution plan in addition to an Employee Stock Ownership Plan (ESOP). Our qualified defined contribution plan covers substantially all employees and complies with Section 401 of the Internal Revenue Code. Under this plan, we stipulated a basic matching contribution that matches a portion of the participants’ contribution based upon a defined schedule.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2009, 2008 and 2007—(Continued)

Additionally, this plan contains a discretionary contribution component where the Company may contribute additional amounts based on a percentage of eligible employees’ compensation. Contributions are invested by an independent investment company in one or more of several investment alternatives. The choice of investment alternatives is at the election of each participating employee. Additionally, this plan has an additional discretionary contribution. Our contributions to the plan were approximately $22.0 million, $18.5 million and $16.4 million for the years ended December 31, 2009, 2008 and 2007, respectively.

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

For the years ended December 31, 2009, 2008 and 2007, we recorded $3.0 million, $2.7 million and $3.3 million, respectively, as compensation expense related to ESOP contributions. Shares contributed to the ESOP in 2009, 2008 and 2007, were 84,991, 51,581 and 76,011, respectively, of Class A common stock. We had 22,413 and 0 in unearned ESOP shares at December 31, 2009 and 2008, respectively.

As required under ASC 714-40, Employee Stock Ownership Plans, compensation expense is recorded for shares committed to be released to employees based on the fair market value of those shares in the period in which they are committed to be released. For the years ended December 31, 2009, 2008 and 2007, new shares were issued to satisfy this obligation.

We also maintain an Employee Supplemental Savings Plan (ESSP), a non-qualified deferred compensation plan, for certain key employees. Under this plan, eligible employees may defer up to 75% of qualified annual base compensation and 100% of bonus. In the ESSP, participant deferral accounts are credited with a rate of return based on investment elections as selected by the participant. The assets related to the ESSP are held in a rabbi trust owned by the Company for benefit of the participating employees. The trust investments are in the form of variable universal life insurance products, which are owned by the Company (COLI). These investments seek to replicate the return of the participant investment elections. Participant contributions to this plan were approximately $4.3 million, $5.1 million and $4.8 million for the years ended December 31, 2009, 2008 and 2007, respectively.

We maintain nonqualified supplemental defined benefit pension plans for certain retired employees of an acquired company. These plans were informally and partially funded beginning in 1999 through a rabbi trust. Assets held in a rabbi trust are not eligible to be included in the calculation of plan status. At both December 31, 2009 and 2008, 100% of the rabbi trust assets were invested in a money market account with a commercial bank. All covered employees retired prior to 1998. Our benefit obligation at December 31, 2009 and 2008 was $1.6 million and $1.7 million, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2009, 2008 and 2007—(Continued)

12. Income Taxes

The domestic and foreign components of income before provision for income taxes and minority interest, and without discontinued operations were as follows (in thousands):

	Year Ended December 31,
	2009	2008	2007
Domestic	$178,561	$150,006	$110,189
Foreign	(102)	(89)	(40)

	$178,459	$149,917	$110,149

The provision for income taxes was comprised of the following components (in thousands), and without discontinued operations:

	Year Ended December 31,
	2009	2008	2007
Current provision (benefit):
Federal	$57,773	$38,552	$27,067
State	7,668	5,639	4,593
Foreign	313	315	(5)

	65,754	44,506	31,655

Deferred provision (benefit):
Federal	723	6,659	137
State	(996)	1,498	(440)

	(273)	8,157	(303)

Provision resulting from allocating tax benefits directly to additional paid in capital and changes in liabilities:
Federal	1,067	6,045	9,541
State	288	959	1,905
Foreign	(92)	—	—

	1,263	7,004	11,446

Total provision for income taxes	$66,744	$59,667	$42,798

There were no discontinued operations for the years ended December 31, 2009 and 2008. Net income tax benefit on discontinued operations was $0.1 million and the effective tax rate was 41.3% for the year ended December 31, 2007.

For 2009, the non-current provision for income taxes includes $1.1 million from amounts arising from the exercise of stock options allocated as equity, and $0.2 million related to liabilities for uncertain tax positions. For 2008, the non-current provision for income tax includes $6.8 million from amounts arising from the exercise of stock options allocated to equity and $0.2 million related to liabilities for uncertain tax positions. For 2007, the non-current provision includes $2.7 million for exercise of stock options and $8.6 million for payment of a stock based Supplemental Executive Retirement Plan for the benefit of Mr. Pedersen (GJP SERP), both allocated to equity; and $0.1 million related to liabilities for uncertain tax positions.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2009, 2008 and 2007—(Continued)

The provision for income taxes varies from the amount of income tax determined by applying the applicable U.S. statutory tax rate to pre-tax income, as a result of discontinued operations and the following:

	Year Ended December 31,
	2009	2008	2007
Statutory U.S. Federal tax rate	35.0%	35.0%	35.0%
Increase (decrease) in rate resulting from:
State taxes—net of Federal benefit	3.1%	3.5%	3.6%
Foreign taxes	—%	—%	—%
Adjustment to prior year’s Federal, state and foreign taxes	(0.4)%	(0.6)%	(0.3)%
Nondeductible items:
Meals and entertainment	0.2%	0.3%	0.3%
Compensation	(0.3)%	1.6%	0.4%
Other, net	(0.2)%	—%	(0.1)%

Effective tax rate	37.4%	39.8%	38.9%

The Company paid income taxes, net of refunds, of $68.9 million, $40.0 million and $31.3 million for the years ended December 31, 2009, 2008 and 2007, respectively.

Deferred income taxes arise from temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements. A summary of the tax effect of the significant components of deferred income taxes, without discontinued operations, follows (in thousands):

	December 31,
	2009	2008
Gross deferred tax liabilities:
Unbilled receivables	$6,264	$7,476
Goodwill and other assets	48,416	43,459
Property & Equipment	1,782	1,717

Total deferred tax liabilities	56,462	52,652

Gross deferred tax assets:
Capital and State operating loss carryforwards	(176)	(184)
Retirement and other liabilities	(22,412)	(18,438)
Allowance for potential contract losses and other contract reserves	(3,089)	(3,044)

Total deferred tax assets	(25,677)	(21,666)

Net deferred tax liabilities	$30,785	$30,986

The tax benefits associated with nonqualified stock options and disqualifying dispositions of incentive stock options reduced the current taxes payable by $1.1 million in 2009 and $6.8 million in 2008. Such benefits were recorded as an increase to additional paid-in capital.

At December 31, 2009, we had state net operating losses of approximately $0.2 million that expire beginning 2013 through 2029.

In 2005, a $1.3 million valuation allowance against certain state net operating losses incurred by our MSM Security Services subsidiary (MSM) was reflected in discontinued operations. In 2006, this valuation allowance increased to $2.0 million and was transferred into continuing operations after the merger of MSM, Inc. into

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2009, 2008 and 2007—(Continued)

MSM, LLC on December 18, 2006. In 2007, $0.3 million of this valuation allowance was removed, as the related deferred tax asset became utilizable; and the balance was removed, as the related tax asset is an unrecognized tax benefit, which is not more likely than not of being recognized.

Effective January 1, 2007, we adopted the provisions of Financial Accounting Standards Board Interpretation No. (FIN) 48, Accounting for Uncertainty in Income Taxes an interpretation of FASB Statement No. 109. FIN 48 has been codified by the FASB and it is included in ASC 740, Income Taxes. The Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more likely than not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority. Upon adoption, the Company recognized an increase of approximately $0.1 million in the liability for net unrecognized tax benefits, interest and penalties, which was accounted for as a reduction to the January 1, 2007 balance of retained earnings.

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

	December 31,
	2009	2008	2007
Gross unrecognized tax benefits at beginning of year	$1,516	$2,962	$1,310
Increases in tax positions related to prior years	—	85	1,096
Decreases in tax positions for prior years	(8)	(107)	(111)
Increases in tax positions for current year	343	231	392
Settlements	—	(1,642)	(366)
Lapse in statute of limitations	(171)	(7)	(30)
Acquisitions—increase in tax positions for prior years	—	—	2,966
Acquisitions—decrease in tax positions for prior years	—	(6)	(2,295)

Gross unrecognized tax benefits at end of year	$1,680	$1,516	$2,962

The total liability for gross unrecognized tax benefits as of December 31, 2009, 2008 and 2007 were $1.7 million, $1.5 million and $3.0 million, respectively. That amount includes $1.4 million, $1.2 million and $2.1 million, respectively, of unrecognized net tax benefits which, if ultimately recognized, would reduce the Company’s annual effective tax rate in a future period.

The Company is subject to income taxes in the U.S and various state and foreign jurisdictions. Tax statutes and regulations within each jurisdiction are subject to the interpretation and require significant judgment to apply. The Company is no longer subject to U.S., state, or non-U.S. income tax examinations by tax authorities for the years before 2005. In 2008 the Company settled an audit by the Internal Revenue Service for amended 2003 and 2004 U.S. tax returns filed to claim research and experimentation credits and the unrecognized tax benefits were recognized. Also, in 2008 the Company settled an amnesty case with Belgium for all years prior to

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2009, 2008 and 2007—(Continued)

2008 and the unrecognized tax benefits were recognized. A German audit, relating to pre-2006 years, was settled in 2009. The Company believes it is reasonably possible that $0.03 million of gross unrecognized tax benefits will be settled within the next twelve months due to expirations of statute of limitations.

The Company recognizes interest accrued, related to net unrecognized tax benefits, in interest expense; and penalties, in general and administrative expenses; for all periods presented. The Company had accrued approximately $0.1 million for the payment of interest and penalties at adoption. $0.1 million of interest, accrued prior to the adoption of FIN 48, was paid for the two settled state audits in 2007. Subsequent changes in 2007, 2008 and 2009 to accrued interest and penalties have been an increase of $0.1 million. At December 31, 2009, 2008 and 2007, accrued interest and penalties relating to net unrecognized tax benefits were $0.3 million, $0.2 million and $0.1 million, respectively.

13. Business Segment and Geographic Area Information

We have one reportable segment. We deliver a broad array of information technology and technical services solutions under contracts with the U.S. government, state and local governments and commercial customers. Our federal government customers typically exercise independent contracting authority, and even offices or divisions within an agency or department may directly, or through a prime contractor, use our services as a separate customer so long as that customer has independent decision-making and contracting authority within its organization. Revenues from the U.S. government under prime contracts and subcontracts were approximately 98.3%, 98.1% and 97.7% for the years ended December 31, 2009, 2008 and 2007, respectively. There were no sales to any customers within a single country (except for the United States) where the sales accounted for 10% or more of total revenue. We treat sales to U.S. government customers as sales within the United States regardless of where the services are performed. Substantially all assets of continuing operations were held in the United States for the years ended December 31, 2009, 2008 and 2007. Revenues by geographic customer and the related percentages of total revenues for the years ended December 31, 2009, 2008 and 2007, were as follows (dollars in thousands):

	Year Ended December 31,
	2009		2008		2007
United States	$1,999,308	99.0%	$1,849,662	98.9%	$1,428,975	98.7%
International	21,026	1.0%	21,217	1.1%	19,123	1.3%

Total	$2,020,334	100.0%	$1,870,879	100.0%	$1,448,098	100.0%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2009, 2008 and 2007—(Continued)

In 2009, our U.S. Army Tank Automotive Command (TACOM) contract exceeded 10% of total revenues from external customers. In 2008 and 2007 our Countermine contract exceeded 10% of total revenues from external customers.

	Year Ended December 31,
	2009	%	2008	%	2007	%
	(dollars in thousands)
Revenues from external customers:
TACOM	$407,656	20.2%	$34,370	1.8%	$—	0.0%
Countermine	48,427	2.4%	210,432	11.3%	209,188	14.4%
All other contracts	1,564,251	77.4%	1,626,077	86.9%	1,238,910	85.6%

ManTech Consolidated	$2,020,334	100.0%	$1,870,879	100.0%	$1,448,098	100.0%

Operating Income:
TACOM	$21,077	11.8%	$3,740	2.4%	$—	0.0%
Countermine	—	0.0%	7,486	4.9%	5,832	5.1%
All other contracts	158,002	88.2%	142,132	92.7%	107,872	94.9%

ManTech Consolidated	$179,079	100.0%	$153,358	100.0%	$113,704	100.0%

Receivables:
TACOM	$57,230	14.3%	$24,648	6.1%	$—	0.0%
Countermine	79	0.0%	30,164	7.4%	22,540	6.7%
All other contracts	341,930	85.7%	352,436	86.5%	314,927	93.3%

ManTech Consolidated	$399,239	100.0%	$407,248	100.0%	$337,467	100.0%

Disclosure items required under ASC 280, Segment Reporting, including interest income, interest expense, depreciation and amortization, costs for stock-based compensation programs, certain unallowable costs as determined under Federal Acquisition Regulations and expenditures for segment assets are not applicable as we review those items on a consolidated basis.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2009, 2008 and 2007—(Continued)

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

	2009
(in thousands, except per share data)	March 31,	June 30,	September 30,	December 31,
Revenues	$449,570	$514,068	$514,630	$542,066
Cost of services	370,304	422,242	425,566	450,651
General and administrative expenses	38,908	46,953	42,627	44,004

Operating income	40,358	44,873	46,437	47,411
Interest expense	(303)	(404)	(214)	(220)
Interest income	69	47	45	54
Other (expense) income, net	(3)	111	151	96

Income before provision for income taxes	40,121	44,627	46,419	47,341

Net income	$24,478	$28,532	$29,238	$29,516

Basic net income per share—Class A common stock	$0.69	$0.80	$0.82	$0.82

Weighted average shares outstanding—Class A	21,594	21,909	22,092	22,318

Basic net income per share—Class B common stock	$0.69	$0.80	$0.82	$0.82

Weighted average shares outstanding—Class B	13,912	13,678	13,637	13,605

Diluted net income per share—Class A common stock	$0.68	$0.80	$0.81	$0.82

Weighted average shares outstanding—Class A	21,955	22,146	22,427	22,596

Diluted net income per share—Class B common stock	$0.68	$0.80	$0.81	$0.82

Weighted average shares outstanding—Class B	13,912	13,678	13,637	13,605

	2008
(in thousands, except per share data)	March 31,	June 30,	September 30,	December 31,
Revenues	$425,072	$464,970	$486,128	$494,709
Cost of services	355,718	391,364	407,973	410,143
General and administrative expenses	34,800	36,496	37,831	43,196

Operating income	34,554	37,110	40,324	41,370
Interest expense	(1,642)	(969)	(962)	(405)
Interest income	211	131	369	101
Other income (expense), net	(120)	(12)	(223)	122

Income before provision for income taxes	33,003	36,260	39,508	41,188

Net income	$19,933	$21,896	$23,864	$24,599

Basic net income per share—Class A common stock	$0.58	$0.63	$0.68	$0.69

Weighted average shares outstanding—Class A	20,319	20,835	21,297	21,470

Basic net income per share—Class B common stock	$0.58	$0.63	$0.68	$0.69

Weighted average shares outstanding—Class B	14,238	14,033	13,958	13,958

Diluted net income per share—Class A common stock	$0.57	$0.62	$0.67	$0.69

Weighted average shares outstanding—Class A	20,782	21,298	21,755	21,821

Diluted net income per share—Class B common stock	$0.57	$0.62	$0.67	$0.69

Weighted average shares outstanding—Class B	14,238	14,033	13,958	13,958

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2009, 2008 and 2007—(Continued)

17. Subsequent Event

Management has evaluated subsequent events after the balance sheet date through the financial statements issuance date for appropriate accounting and disclosure.

Acquisition of Sensor Technologies Inc.—On January 15, 2010, we completed the acquisition of all outstanding equity interest of STI, a privately-held company. The acquisition was consummated pursuant to a stock purchase agreement (STI Purchase Agreement), dated December 18, 2009, by and among ManTech International Corporation, STI, certain shareholders of STI, and certain persons acting as a representative for the shareholders of STI.

STI is a leading provider of mission-critical systems engineering and Command, Control, Communications, Computers, Intelligence, Surveillance and Reconnaissance (C4ISR) services and solutions to the Department of Defense. STI’s largest customer is the U.S. Army through its prime position on the Strategic Services Sourcing (S3) Indefinite Delivery/Indefinite Quality contract. At January 15, 2010, STI had 252 employees of which nearly 100% held security clearance. In 2009, STI produced approximately $336.8 million in revenues.

The acquisition of STI is consistent with our long-term strategy to broaden our footprint in the high-end defense and intelligence market and will expand our work with the Department of Defense and our direct support of the U.S. Army as it continues its overseas operations.

ManTech had no outstanding debt at December 31, 2009, and funded the acquisition through a combination of cash on hand and borrowings under our senior credit facility. The initial purchase price was $242.0 million in cash. The initial purchase price may increase or decrease depending on the completion of the working capital adjustment. Pursuant to the STI Purchase Agreement, $24 million was placed into an escrow account to satisfy potential indemnification liabilities of STI and its shareholders. The escrow claim period will expire 18 months after the purchase closing date.

In 2009, the Company incurred $0.6 million of acquisition related costs. These costs are included in general and administrative expense in the Company’s consolidated statement of income for the year ended December 31, 2009.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2009, 2008 and 2007—(Continued)

Purchase Price Allocation

The acquisition will be accounted for as a business combination using the acquisition method of accounting under ASC 805, Business Combinations. Accordingly, the initial purchase price is allocated to underlying assets and liabilities based on their estimated fair values at the date of acquisition. The preliminary purchase price allocation includes goodwill and other intangible assets. Recognition of goodwill is largely attributed to the highly skilled employees of STI, their presence in the high-end defense and intelligence market place and the value paid for companies in this business. The goodwill is deductible for tax purposes. The following table represents the preliminary purchase price allocation (in thousands), as we are still working to identify potential adjustments related to the fair value of the working capital adjustment to be included in the purchase price and the fair value of assets acquired and liabilities assumed.

Cash and cash equivalents	$5,310
Receivables-net	74,504
Prepaid expenses and other	380
Property and equipment	357
Other intangibles	89
Other assets	66
Contract and program intangibles	93,200
Goodwill	143,740
Accounts payable and accrued expenses	74,868
Accrued salaries and related expenses	778

Preliminary purchase price	$242,000

Intangible Assets

In allocating the purchase price, we considered, among other factors, analyses of historical financial performance and estimates of future performance of STI’s contracts. The components of intangible assets associated with the acquisition were backlog, customer relationships and non-compete agreements valued preliminarily at $7.8 million, $85.2 million and $0.3 million, respectively. Customer contracts and related relationships represent the underlying relationships and agreements with STI’s existing customers. Non-compete agreements represent the amount of lost business that could occur if the sellers, in the absence of the non-compete agreements, were to compete with the Company. Backlog, customer relationships and non-compete agreements are amortized over their estimated useful lives of 1 year, 20 years and 4 years, respectively, using the pattern of benefits method. The weighted-average amortization period for the intangibles is 18.4 years. We estimate that we will have the following amortization expense relating to these intangible assets for the future periods indicated below (in thousands):

Year ending:
December 31, 2010	$12,402
December 31, 2011	$8,769
December 31, 2012	$8,021
December 31, 2013	$7,411
December 31, 2014	$6,588

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2009, 2008 and 2007—(Continued)

Pro Forma Financial Information

The following unaudited pro forma summary presents consolidated information of the Company as if the acquisition had occurred on January 1, 2009. The pro forma financial information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition and borrowings under our senior credit facility had occurred at the beginning of the period presented. These amounts have been calculated after applying the Company’s accounting policies and adjusting the results of STI to reflect the additional amortization expense resulting from recognizing intangible assets, the interest expense effect of the financing necessary to complete the acquisition and the consequential tax effects (in thousands).

Year Ended December 31, 2009
Revenues	$2,357,069
Net income	$130,160

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

The Company has had no disagreements with its auditors on accounting principles, practices or financial statement disclosure during and through the date of the financial statements included in this Report.

Item 9A. Controls and Procedures

We performed an assessment as of December 31, 2009 of the effectiveness of the design and operation of our disclosure controls and procedures and our internal control over financial reporting. This assessment was done under the supervision and with the participation of management, including our principal executive officer and principal financial officer. Included as Exhibits 31.1 and 31.2 to this Annual Report on Form 10-K are forms of “Certification” of our principal executive officer (our Chairman of the Board and Chief Executive Officer) and our principal financial officer (our Chief Financial Officer). The forms of Certification are required in accordance with Section 302 of the Sarbanes-Oxley Act of 2002. This section of the Annual Report on Form 10-K that you are currently reading is the information concerning the assessment referred to in the Section 302 certifications and required by the rules and regulations of the SEC. You should read this information in conjunction with the Section 302 certifications for a more complete understanding of the topics presented.

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

Assessment of Effectiveness of Disclosure Controls and Procedures. Based upon the assessments, our principal executive officer and our principal financial officer have concluded that as of December 31, 2009 our disclosure controls and procedures were effective.

Management’s Report on Internal Control over Financial Reporting. Management is responsible for establishing and maintaining adequate control over financial reporting. Management used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework to assess the effectiveness of our internal control over financial reporting. Based upon the assessments, our management has concluded that as of December 31, 2009 our internal control over financial reporting was effective. Our independent registered public accounting firm issued an attestation report concerning our internal control over financial reporting, which appears further in this Annual Report.

Changes in Internal Control over Financial Reporting. During the three months ended December 31, 2009, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control for financial reporting.

Item 9B. Other Information

None.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

ManTech International Corporation

Fairfax, Virginia

We have audited the internal control over financial reporting of ManTech International Corporation and subsidiaries (the “Company”) as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2009 of the Company and our report dated February 26, 2010 expressed an unqualified opinion on those financial statements and financial statement schedule.

/s/ DELOITTE & TOUCHE LLP

McLean, Virginia

February 26, 2010

PART III

Item 10. Directors and Executive Officers of the Registrant and Corporate Governance

The information concerning our directors and executive officers required by Item 401 of Regulation S-K is included under the captions “Election of Directors” and “Executive Officers,” respectively, in our definitive Proxy Statement to be filed with the Securities and Exchange Commission (SEC) in connection with our 2010 Annual Meeting of Stockholders (the “2010 Proxy Statement”), and that information is incorporated by reference in this Annual Report on Form 10-K.

The information required by Item 405 of Regulation S-K concerning compliance with Section 16(a) of the Exchange Act is included under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in our 2010 Proxy Statement, and that information is incorporated by reference in this Annual Report on Form 10-K.

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

The information required by Item 407(c)(3) of Regulation S-K concerning the procedures by which our stockholders may recommend nominees to our Board of Directors is included under the caption “Director Nominations” in our 2010 Proxy Statement and that information is incorporated by reference in this Annual Report on Form 10-K.

The information required by Item 407(d)(4) of Regulation S-K concerning the Audit Committee is included under the caption “Report of the Audit Committee” in our 2010 Proxy Statement and that information is incorporated by reference in this Annual Report on Form 10-K.

The information required by Item 407(d)(5) of Regulation S-K concerning the designation of an audit committee financial expert is included under the caption “Report of the Audit Committee” in our 2010 Proxy Statement and that information is incorporated by reference in this Annual Report on Form 10-K.

Item 11. Executive Compensation

The information required by this Item 11 is included under the captions “Compensation Committee Report” and “Compensation Discussion and Analysis” and the related text and tables in our 2010 Proxy Statement and that information (except for the information required by Item 402(k) and Item 402(l) of Regulation S-K) is incorporated by reference in this Annual Report on Form 10-K.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item 12 is included under the captions “Ownership by Our Directors and Executive Officers” and “Ownership by Holders of More Than 5% of Our Class A Common Stock” in our 2010 Proxy Statement, and that information is incorporated by reference in this Annual Report on Form 10-K.

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides information as of December 31, 2009 with respect to compensation plans (including individual compensation arrangements) under which our equity securities are authorized for issuance.

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted- average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	2,718,183	$41.85	1,387,740
Equity compensation plans not approved by security holders	—	—	—
Total	2,718,183	$41.85	1,387,740

1)	The plan contains a formula that automatically increases the number of securities available for issuance. The plan provision provides that the number of shares available for issuance under the plan automatically increases on the first trading day of January each calendar year during the term of the plan, by an amount equal to one and one-half percent (1.5%) of the total number of shares outstanding (including all outstanding classes of common stock) on the last trading day in December of the immediately preceding calendar year, but provides that in no event shall any such annual increase exceed one million five hundred thousand (1,500,000) shares. On January 4, 2010, 539,466 shares were added to the plan under this provision.

Item 13. Certain Relationships and Related Transactions and Director Independence

The information required by this Item 13 is included under the caption “Certain Relationships and Related Transactions” and “Independence of Directors and Audit Committee Financial Experts” in our 2010 Proxy Statement and that information is incorporated by reference in this Annual Report on Form 10-K.

Item 14. Principal Accounting Fees and Services

The information required by this Item 14 is included under the captions “Ratification of Appointment of Independent Auditors—Fees Paid to Deloitte & Touche LLP” and “—Policy Regarding Audit Committee Pre-Approval of Audit and Permitted Non-audit Services” in our 2010 Proxy Statement and that information is incorporated by reference in this Annual Report on Form 10-K.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a) The following documents are filed as a part of this Annual Report on Form 10-K:

(1) All financial statements:

SCHEDULE NO.	DESCRIPTION
Schedule II	Valuation and Qualifying Accounts for the years ended December 31, 2009, 2008 and 2007

(3) Exhibits required by Item 601 of Regulation S-K (each management contract or compensatory plan or arrangement required to be filed as an exhibit to this annual report pursuant to Item 15(b) of this annual report is identified in the Exhibit list below):

Exhibit Number	Document Description
2.1	Stock Purchase Agreement, dated December 18, 2009 (Stock Purchase Agreement), by and among ManTech International Corporation, Sensor Technologies Inc. (STI), the shareholders of STI, and a Seller’s Representative (incorporated herein by reference from registrant’s Current Report on Form 8-K filed with the SEC on January 19, 2010).

3.1	Second Amended and Restated Certificate of Incorporation of the registrant as filed with the Secretary of State of the State of Delaware on January 30, 2002 (incorporated herein by reference from registrant’s Registration Statement on Form S-1 (File No. 333-73946), as filed with the Commission on November 23, 2002, as amended).

3.2	Second Amended and Restated Bylaws of the registrant (incorporated herein by reference from registrant’s Annual Report on Form 10-K for the year ended December 31, 2003).

4.1	Form of Common Stock Certificate (incorporated herein by reference from registrant’s Registration Statement on Form S-1 (File No. 333-73946), as filed with the Commission on November 23, 2002, as amended).

10.1	Credit Agreement with Bank of America, N.A. (as Administrative Agent and L/C Issuer), Citizens Bank of Pennsylvania (as Syndication Agent), PNC Bank, National Association and Branch Banking and Trust Company (each as a Documentation Agent) and the other lender parties thereto, dated April 30, 2007 (incorporated herein by reference from registrant’s Current Report on Form 8-K filed with the SEC on May 1, 2007).

Exhibit Number	Document Description
10.2	First Amendment and Consent to the Credit Agreement, dated December 18, 2009, by and among ManTech, certain subsidiaries of ManTech, and a syndicate of lenders, including Bank of America, N.A., acting as administrative agent for the lenders (incorporated herein by reference from registrant’s Current Report on Form 8-K filed with the SEC on December 21, 2009).

10.3*	Retention Agreement, effective as of January 1, 2002, between George J. Pedersen and the registrant (incorporated herein by reference from registrant’s Registration Statement on Form S-1 (File No. 333-73946), as filed with the Commission on November 23, 2001, as amended).

10.4*	Employment Agreement dated as of June 3, 2009, by and between ManTech International Corporation and Lawrence B. Prior, III (incorporated herein by reference from registrant’s Quarterly Report on Form 10-Q filed with the SEC on July 31, 2009).

10.5*	Change in Control Protection Agreement, dated as of June 3, 2009, by and between ManTech International Corporation and Lawrence B. Prior III (incorporated herein by reference from registrant’s Quarterly Report on Form 10-Q filed with the SEC on July 31, 2009).

10.6*	Change in Control Protection Agreement, dated as of November 30, 2009, by and between ManTech International Corporation and Kevin M. Phillips (incorporated herein by reference from registrant’s Current Report on Form 8-K filed with the SEC on December 2, 2009).

10.7*‡	Form of Change in Control Protection Agreement by and between ManTech International Corporation and certain executive officers and certain other key senior executives.

10.8*	Management Incentive Plan of ManTech International Corporation, 2006 Restatement (incorporated herein by reference from registrant’s Registration Statement on Form S-8 (File No. 333-137129), as filed with the Commission on September 6, 2006).

10.8*	Form of Term Sheet for ManTech International Corporation Management Incentive Plan Non-Qualified Stock Option (incorporated herein by reference from registrant’s Current Report on Form 8-K, as filed with the SEC on March 13, 2006).

10.9*	Standard Terms and Conditions for Options Granted under Management Incentive Plan (incorporated herein by reference from registrant’s Current Report on Form 8-K, as filed with the SEC on March 13, 2006).

10.10*	ManTech International Corporation 2009 Executive Incentive Compensation Plan, adopted on March 12, 2009 in which our executive officers and certain other key senior executives participate (incorporated herein by reference from registrant’s Current Report on Form 8-K filed with the SEC on March 18, 2009).

10.11*	Form of Term Sheet for 2009 Executive Incentive Compensation Plan—Corporate Executive (incorporated herein by reference from registrant’s Current Report on Form 8-K filed with the SEC on March 18, 2009).

10.12*	Form of Term Sheet for 2009 Executive Incentive Compensation Plan—Subsidiary and Division President (incorporated herein by reference from registrant’s Current Report on Form 8-K filed with the SEC on March 18, 2009).

21.1‡	Subsidiaries of the Company.

23.1‡	Independent Registered Public Accounting Firm Consent.

24.1	Power of Attorney (included on signature page).

31.1‡	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

Exhibit Number	Document Description
31.2‡	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32 ‡	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended.

‡	Filed herewith.

*	Management contract or compensatory plan or arrangement required to be filed as an Exhibit to this report pursuant to Item 14(c).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MANTECH INTERNATIONAL CORPORATION

By:	/s/ GEORGE J. PEDERSEN
Name:	George J. Pedersen
Title:	Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer)
Date:	February 26, 2010

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

Name and Signature	Title	Date

/s/ GEORGE J. PEDERSEN George J. Pedersen	Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer)	February 26, 2010

/s/ KEVIN M. PHILLIPS Kevin M. Phillips	Executive VP and Chief Financial Officer (Principal Financial Officer)	February 26, 2010

/s/ JOHN J. FITZGERALD John J. Fitzgerald	Senior VP Finance and Controller (Principal Accounting Officer)	February 26, 2010

/s/ RICHARD L. ARMITAGE Richard L. Armitage	Director	February 26, 2010

/s/ MARY K. BUSH Mary K. Bush	Director	February 26, 2010

/s/ BARRY G. CAMPBELL Barry G. Campbell	Director	February 26, 2010

/s/ WALTER R. FATZINGER, JR Walter R. Fatzinger, Jr.	Director	February 26, 2010

/s/ DAVID E. JEREMIAH David E. Jeremiah	Director	February 26, 2010

Name and Signature	Title	Date

/S/ RICHARD J. KERR Richard J. Kerr	Director	February 26, 2010

/S/ KENNETH A. MINIHAN Kenneth A. Minihan	Director	February 26, 2010

/S/ STEPHEN W. PORTER Stephen W. Porter	Director	February 26, 2010

/S/ LAWRENCE B. PRIOR III Lawrence B. Prior III	Director and President and Chief Operating Officer	February 26, 2010

SCHEDULE II

Valuation and Qualifying Accounts

Activities in the Company’s allowance accounts for the years ended December 31, 2009, 2008 and 2007 were as follows (in thousands):

	Doubtful Accounts
	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions	Other *	Balance at End of Period
2007	$5,518	(372)	(936)	1,943	$6,153
2008	$6,153	197	216	1,755	$8,321
2009	$8,321	227	(902)	474	$8,120

*	Other represents doubtful account reserves recorded as part of Net Revenues for estimated customer disallowances as well as acquisition related reserves. In 2007, we added $433 thousand from the addition of SRS Technologies and $272 thousand from the addition of McDonald Bradley, Inc. (MBI). In 2008, we added $110 thousand from the addition of MBI, $467 thousand from the addition of Emerging Technologies Group USA, Inc. and $472 thousand from the addition of EWA Services, Inc. In 2009, we added $0 from the addition of DDK Technology Group.

Deferred Tax Asset Valuation
	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions	Other	Balance at End of Period
2007	$1,963	(264)	—	(1,699)	$—
2008	$—	—	—	—	$—
2009	$—	—	—	—	$—

Other Valuation Accounts **
	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions	Other	Balance at End of Period
2007	$550	(19)	(531)	—	$—
2008	$—	—	—	—	$—
2009	$—	—	—	—	$—

**	Other valuation accounts are for inventory.