Form 10-Q
period 2010-03-31
MANTECH INTERNATIONAL CORP
filed 2010-04-30
CIK 892537

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

or

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

As of April 28, 2010 there were outstanding 22,905,515 shares of our Class A common stock and 13,277,345 shares of our Class B common stock.

MANTECH INTERNATIONAL CORPORATION

FORM 10-Q

FOR THE QUARTER ENDED March 31, 2010

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

MANTECH INTERNATIONAL CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in Thousands Except Share Amounts)

	(unaudited)
	March 31, 2010	December 31, 2009
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$5,564	$86,190
Receivables—net	503,984	399,239
Prepaid expenses and other	10,821	11,182

Total Current Assets	520,369	496,611

Property and equipment—net	15,267	14,498
Goodwill	632,208	488,217
Other intangibles—net	162,320	73,684
Employee supplemental savings plan assets	21,086	21,065
Other assets	6,943	6,672

TOTAL ASSETS	$1,358,193	$1,100,747

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$265,157	$157,358
Accrued salaries and related expenses	59,602	55,429
Billings in excess of revenue earned	7,188	7,737

Total Current Liabilities	331,947	220,524

Debt	108,300	—
Accrued retirement	21,668	22,033
Other long-term liabilities	7,186	6,877
Deferred income taxes—non-current	34,161	33,848

TOTAL LIABILITIES	503,262	283,282

COMMITMENTS AND CONTINGENCIES	—	—

STOCKHOLDERS’ EQUITY:
Common stock, Class A—$0.01 par value; 150,000,000 shares authorized; 22,800,304 and 22,602,110 shares issued at March 31, 2010 and December 31, 2009; 22,557,264 and 22,359,070 shares outstanding at March 31, 2010 and December 31, 2009	228	226
Common stock, Class B—$0.01 par value; 50,000,000 shares authorized; 13,605,345 and 13,605,345 shares issued and outstanding at March 31, 2010 and December 31, 2009	136	136
Additional paid-in capital	372,661	362,730
Treasury stock, 243,040 shares at cost at March 31, 2010 and December 31, 2009	(9,114)	(9,114)
Retained earnings	492,283	464,742
Accumulated other comprehensive loss	(180)	(172)
Unearned Employee Stock Ownership Plan Shares	(1,083)	(1,083)

TOTAL STOCKHOLDERS’ EQUITY	854,931	817,465

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,358,193	$1,100,747

See notes to condensed consolidated financial statements.

MANTECH INTERNATIONAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In Thousands Except Per Share Amounts)

	(unaudited) Three months ended March 31,
	2010	2009

REVENUES	$587,557	$449,570
Cost of services	499,566	370,304
General and administrative expenses	42,759	38,908

OPERATING INCOME	45,232	40,358
Interest expense	(997)	(303)
Interest income	128	69
Other expense, net	(62)	(3)

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	44,301	40,121
Provision for income taxes	(16,760)	(15,643)

NET INCOME	$27,541	$24,478

BASIC EARNINGS PER SHARE:
Class A basic earnings per share	$0.76	$0.69

Weighted average common shares outstanding	22,415	21,594

Class B basic earnings per share	$0.76	$0.69

Weighted average common shares outstanding	13,605	13,912

DILUTED EARNINGS PER SHARE:
Class A diluted earnings per share	$0.76	$0.68

Weighted average common shares outstanding	22,727	21,955

Class B diluted earnings per share	$0.76	$0.68

Weighted average common shares outstanding	13,605	13,912

See notes to condensed consolidated financial statements.

MANTECH INTERNATIONAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In Thousands)

	(unaudited) Three months ended March 31,
	2010	2009
NET INCOME	$27,541	$24,478

OTHER COMPREHENSIVE INCOME:
Translation adjustment	(22)	(5)
Actuarial gain (loss) on defined benefit pension plans, net of tax	14	—

Total other comprehensive income	(8)	(5)

COMPREHENSIVE INCOME	$27,533	$24,473

See notes to condensed consolidated financial statements.

MANTECH INTERNATIONAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

	(unaudited) Three months ended March 31,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$27,541	$24,478
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation	2,684	1,729
Excess tax benefits from the exercise of stock options	(459)	(173)
Deferred income taxes	1,099	862
Depreciation and amortization	6,773	4,402
Change in assets and liabilities—net of effects from acquired businesses:
Receivables—net	(30,581)	(36,863)
Prepaid expenses and other	(179)	6,066
Accounts payable and accrued expenses	35,870	(8,491)
Accrued salaries and related expenses	1,086	(25,555)
Billings in excess of revenue earned	(549)	918
Accrued retirement	(365)	174
Other	(133)	647

Net cash flow from operating activities	42,787	(31,806)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(1,649)	(443)
Investment in capitalized software for internal use	(725)	(1,232)
Acquisition of businesses—net of cash acquired	(236,689)	(14,336)

Net cash flow from investing activities	(239,063)	(16,011)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	6,891	1,767
Excess tax benefits from the exercise of stock options	459	173
Net borrowings under the line of credit	108,300	51,100

Net cash flow from financing activities	115,650	53,040

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(80,626)	5,223
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	86,190	4,375

CASH AND CASH EQUIVALENTS, END OF PERIOD	$5,564	$9,598

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for income taxes	$1,450	$5,107

Cash paid for interest	$898	$275

Noncash financing activities:
Employee Stock Ownership Plan Contributions	$—	$226

See notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2010

UNAUDITED

1. Introduction and Overview

ManTech International Corporation (depending on the circumstances, “ManTech,” “Company,” “we,” “our,” “ours” or “us”) is a leading provider of innovative technologies and solutions for mission-critical national security programs for the Intelligence Community; the departments of Defense, State, Homeland Security and Justice; Space Community; National Oceanic and Atmospheric Administration and other U.S. federal government customers. Our expertise includes systems engineering and integration, enterprise architecture, cyber security information assurance, intelligence operations and analysis support, network and critical infrastructure protection, information operations and information warfare support, information technology, communications integration, global logistics and supply chain management and service oriented architecture. At March 31, 2010, we operated in approximately 40 countries worldwide, and approximately 1,200 of our approximately 8,900 highly qualified employees were deployed supporting U.S. forces in theater.

2. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and note disclosures normally included in the annual financial statements, prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted pursuant to those rules and regulations. We recommend that you read these unaudited condensed consolidated financial statements in conjunction with the audited consolidated financial statements and related notes included in our annual report on Form 10-K for the fiscal year ended December 31, 2009, previously filed with the SEC. We believe that the unaudited condensed consolidated financial statements in this Form 10-Q reflect all adjustments that are necessary to fairly present the financial position, results of operations and cash flows for the interim periods presented. The results of operations for such interim periods are not necessarily indicative of the results that can be expected for the full year.

3. Acquisitions

Our acquisitions have been accounted for using the acquisition method of accounting under the Accounting Standards Codification (ASC) 805, Business Combinations. Additional information related to our acquisitions can be found in our annual report on Form 10-K for the fiscal year ended December 31, 2009, previously filed with the SEC.

Sensor Technologies Inc.—On January 15, 2010, we completed the acquisition of all outstanding equity interest of Sensor Technologies Inc. (STI), a privately-held company. The results of STI’s operations have been included in our consolidated financial statements since that date. The acquisition was consummated pursuant to a stock purchase agreement (STI Purchase Agreement), dated December 18, 2009, by and among ManTech International Corporation, STI, certain shareholders of STI and certain persons acting as a representative for the shareholders of STI.

STI was a leading provider of mission-critical systems engineering and Command, Control, Communications, Computers, Intelligence, Surveillance and Reconnaissance (C4ISR) services and solutions to the Department of Defense. STI’s largest customer was the U.S. Army through its prime position on the Strategic Services Sourcing (S3) Indefinite Delivery/ Indefinite Quantity contract. At January 15, 2010, STI had 252 employees of which nearly 100% held security clearances. In 2009, STI produced approximately $336.8 million in revenues based on STI unaudited financial statements as of December 31, 2009. STI contributed revenues of $89.5 million and net income of $1.5 million for the period from January 15, 2010 to March 31, 2010.

The acquisition of STI is consistent with our long-term strategy to broaden our footprint in the high-end defense and intelligence market and will expand our work with the Department of Defense and our direct support of the U.S. Army as it continues its overseas operations.

ManTech funded the acquisition through a combination of cash on hand and borrowings under our senior credit facility. The initial purchase price was $242.0 million in cash. The STI Purchase Agreement does not contain provisions for contingent consideration. The initial purchase price may increase or decrease depending on the completion of our working capital adjustment. Pursuant to the STI Purchase Agreement, $24 million was placed into an escrow account to satisfy potential indemnification liabilities of STI and its shareholders. The escrow claim period will expire 18 months after the purchase closing date. However, we anticipate finalizing the purchase price by the end of the second quarter.

In 2010 and 2009, the Company incurred $0.2 million and $0.6 million of acquisition related costs, respectively. These costs are included in general and administrative expense in the Company’s statements of income for the related periods.

Purchase Price Allocation

The purchase price is allocated to underlying assets and liabilities based on their estimated fair values at the date of acquisition. The preliminary purchase price allocation includes goodwill and other intangible assets. Recognition of goodwill is largely attributed to the highly skilled employees of STI, their presence in the high-end defense and intelligence market place and the value paid for companies in this business. Assuming adequate levels of taxable income, the goodwill is deductible for tax purposes over 15 years. We are still working to identify potential adjustments related to the working capital adjustment to be included in the purchase price and the fair value of assets acquired and liabilities assumed, or adjustments resulting from the audit of the STI financial statements for the year ended December 31, 2009, which is currently in-process. We anticipate finalizing the purchase price by the end of the second quarter. The following table represents the preliminary purchase price allocation (in thousands):

Cash and cash equivalents	$5,311
Receivables-net of a $340 allowance	74,164
Prepaid expenses and other	258
Property and equipment	357
Other intangibles	89
Other assets	66
Contract and program intangibles	93,200
Goodwill	143,991
Accounts payable and accrued expenses	(72,287)
Accrued salaries and related expenses	(3,087)
Long-term liabilities	(62)

Preliminary purchase price	$242,000

Intangible Assets

In allocating the purchase price, we considered, among other factors, analyses of historical financial performance and estimates of future performance of STI’s contracts. The components of intangible assets associated with the acquisition were backlog, customer relationships and non-compete agreements valued preliminarily at $7.8 million, $85.2 million and $0.3 million, respectively. Customer contracts and related relationships represent the underlying relationships and agreements with STI’s existing customers. Non-compete agreements represent the amount of lost business that could occur if the sellers, in the absence of the non-compete agreement, were to compete with the Company. Backlog, customer relationships and non-compete agreements are amortized over their estimated useful lives of 1 year, 20 years and 4 years, respectively, using the pattern of benefits method. The weighted-average amortization period for the intangible assets is 18.4 years.

Pro Forma Financial Information

The following unaudited pro forma summary presents consolidated information of the Company as if the acquisition had occurred at the beginning of the periods presented. The pro forma financial information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition and borrowings under our senior credit facility had occurred at the beginning of the periods presented. These amounts have been calculated after applying the Company’s accounting policies and adjusting the results of STI to reflect the additional amortization expense resulting from recognizing intangible assets, the interest expense effect of the financing necessary to complete the acquisition and the consequential tax effects (in thousands).

	Three months ended March 31,
	2010	2009
Revenues	$605,522	$520,518
Net income	$27,849	$25,327

DDK Technology Group—On March 13, 2009, we completed the acquisition of all outstanding equity interests of DDK Technology Group (DDK). The results of DDK’s operations have been included in our condensed consolidated financial statements since that date. The acquisition was consummated pursuant to a stock purchase agreement (DDK Purchase Agreement), dated March 13, 2009, by and among ManTech, DDK and the shareholders of DDK. DDK was a privately held company, providing information technology and cyber security for several Department of Defense agencies.

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

The components of intangibles associated with the acquisition were backlog valued at $0.3 million and customer relationships valued at $3.9 million. Customer contracts and related relationships represent the underlying relationships and agreements with DDK’s existing customers. Backlog and customer relationships are amortized over their estimated useful lives of 1 year and 20 years, respectively, using the pattern of benefits method. The weighted-average amortization period for the intangible assets is 18.8 years.

4. Earnings Per Share

In ASC 260, Earnings per Share, the two-class method is an earnings allocation formula that determines earnings per share for each class of common stock according to dividends declared (or accumulated) and participation rights in undistributed earnings. Under that method, basic and diluted earnings per share data are presented for each class of common stock.

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

The weighted average number of common shares outstanding is computed as follows (in thousands):

	Three months ended March 31,
	2010	2009
Numerator for net income per Class A and Class B common stock:
Net income	$27,541	$24,478

Numerator for basic net income Class A common stock	$17,138	$14,887
Numerator for basic net income Class B common stock	$10,403	$9,591

Numerator for diluted net income Class A common stock	$17,228	$14,984
Numerator for diluted net income Class B common stock	$10,313	$9,494

Basic weighted average common shares outstanding
Class A common stock	22,415	21,594
Class B common stock	13,605	13,912

Effect of potential exercise of stock options
Class A common stock	312	361
Class B common stock	—	—

Diluted weighted average common shares outstanding—Class A	22,727	21,955

Diluted weighted average common shares outstanding—Class B	13,605	13,912

For the three months ended March 31, 2010 and 2009, options to purchase 1.5 million and 0.7 million shares, respectively, weighted for the portion of the period for which they were outstanding, were outstanding but not included in the computation of diluted earnings per share because the options’ effect would have been anti-dilutive. For the three months ended March 31, 2010 and 2009, shares issued from the exercise of stock options were 198 thousand and 59 thousand, respectively.

5. Revenues and Receivables

We deliver a broad array of information technology and technical services solutions under contracts with the U.S. government, state and local governments and commercial customers. The components of contract receivables are as follows (in thousands):

	March 31, 2010	December 31, 2009
Billed receivables	$385,811	$346,984
Unbilled receivables:
Amounts billable	111,389	42,968
Revenues recorded in excess of funding	11,221	13,311
Revenues recorded in excess of milestone billings on fixed price contracts	—	141
Retainage	3,931	3,955
Allowance for doubtful accounts	(8,368)	(8,120)

Total receivables, net	$503,984	$399,239

Amounts billable consist principally of amounts to be billed within the next month. Revenues recorded in excess of funding are billable upon receipt of contractual amendments or other modifications. Revenues recorded in excess of milestone billings on fixed price contracts consist of amounts not expected to be billed within the next month. The retainage is billable upon completion of the contract performance and approval of final indirect expense rates by the government. Accounts receivable at March 31, 2010, are expected to be substantially collected within one year except for approximately $2.7 million.

6. Property and Equipment

Major classes of property and equipment are summarized as follows (in thousands):

	March 31, 2010	December 31, 2009
Furniture and equipment	$30,355	$28,725
Leasehold improvements	16,497	16,231

	46,852	44,956
Less: Accumulated depreciation and amortization	(31,585)	(30,458)

Total property and equipment, net	$15,267	$14,498

7. Goodwill and Other Intangibles

The changes in the carrying amounts of goodwill during the year ended December 31, 2009 and the period ended March 31, 2010 are as follows (in thousands):

Goodwill Balance
Net amount at December 31, 2008	$479,516
Additional consideration for the acquisition of EWA	(206)
Acquisition-DDK	8,907

Net amount at December 31, 2009	$488,217
Acquisition-STI	143,991

Net amount at March 31, 2010	$632,208

Intangible assets consisted of the following (in thousands):

	March 31, 2010			December 31, 2009
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized intangible assets:
Contract and program intangibles	$200,630	$44,715	$155,915	$107,430	$39,987	$67,443
Capitalized software cost for sale	8,348	8,188	160	10,138	9,955	183
Capitalized software cost for internal use	19,084	12,880	6,204	18,258	12,242	6,016
Other	58	17	41	58	16	42

Total other intangibles, net	$228,120	$65,800	$162,320	$135,884	$62,200	$73,684

Aggregate amortization expense relating to intangible assets for the three months ended March 31, 2010 and 2009 was $5.4 million and $3.1 million, respectively. We estimate that we will have the following amortization expense for the future periods indicated below (in thousands):

For the remaining nine months ending December 31, 2010	$17,266
Year ending:
December 31, 2011	$16,787
December 31, 2012	$14,610
December 31, 2013	$13,187
December 31, 2014	$11,421
December 31, 2015	$9,984

8. Debt

We maintain a revolving credit agreement with a syndicate of lenders led by Bank of America, N.A, as administrative agent. On December 18, 2009, we amended our revolving credit agreement to allow for additional flexibility in negative covenants, and specifically to increase the allowable acquisition limitation, the amount of unsecured debt the Company may have and the amount of stock that we may repurchase pursuant to a share repurchase program. The amended credit agreement provides for a revolving credit facility of up to $350.0 million in loan commitments, with a $25.0 million letter of credit sublimit and a $30.0 million swing line loan sublimit. The maturity date for the credit agreement is April 30, 2012.

Borrowings under the amended credit agreement are collateralized by our assets and bear interest at one of the following rates as selected by the Company at the time of borrowing: a London Interbank Offer Rate (LIBOR) based rate plus market-rate spreads that are determined based on the Company’s leverage ratio calculation (1.625% to 2.5%), or the lender’s base rate (plus spreads of 0.75% up to 1.5%), which is the highest of the Prime Rate, the sum of 0.5% plus the Federal Funds Rate, and, except during a Eurodollar Unavailability Period, 1.00% plus the Eurodollar Rate. At March 31, 2010, the borrowing rate on our outstanding debt was 4.0%.

The terms of the credit agreement permit prepayment and termination of the loan commitments at any time, subject to certain conditions. The credit agreement requires the Company to comply with specified financial covenants, including the maintenance of a certain leverage ratio and fixed charge coverage ratio. The credit agreement also contains various covenants, including affirmative covenants with respect to certain reporting requirements and maintaining certain business activities, and negative covenants that, among other things, may limit our ability to incur liens, incur additional indebtedness, make investments, make acquisitions, pay cash dividends and undertake certain additional actions. As of March 31, 2010, we were in compliance with our financial covenants under the credit agreement.

We had $108.3 million outstanding on our credit facility at March 31, 2010. At December 31, 2009, we had no outstanding balance under our credit facility. The maximum additional available borrowing under the credit facility at March 31, 2010 was $240.3 million. As of March 31, 2010, we were contingently liable under letters of credit totaling $1.4 million, which reduces our availability to borrow under our credit facility.

Management has classified the $108.3 million outstanding balance on our credit facility at March 31, 2010 in non-current liabilities as this obligation was refinanced on a long-term basis through the issuance of the 7.25% senior unsecured notes on April 13, 2010. For additional information, see Note 12.

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

10. Stock-Based Compensation

In June 2006, the Company’s stockholders approved our 2006 Management Incentive Plan (the Plan), which was designed to enable us to attract, retain and motivate key employees. Awards granted under the Plan are settled in shares of Class A common stock. At the beginning of each year, the Plan provides that the number of shares available for issuance automatically increases by an amount equal to one and one-half percent of the total number of shares of Class A and Class B common stock outstanding on December 31st of the previous year. On January 4, 2010, 539,466 additional shares were made available for issuance under the Plan. Through March 31, 2010, the remaining aggregate number of shares of our common stock authorized for issuance under the Plan was 1,322,123. Through March 31, 2010, 3,937,126 shares of our Class A common stock have been issued as a result of the awards granted under the Plan. The Plan expires in June 2016.

The Plan is administered by the compensation committee of our Board of Directors, along with its delegates. Subject to the express provisions of the Plan, the committee has the Board of Directors’ authority to administer and interpret the Plan, including the discretion to determine the exercise price, vesting schedule, contractual life and the number of shares to be issued.

Stock Options—We typically issue options that vest in three equal installments, beginning on the first anniversary of the date of grant. Under the terms of the Plan, the contractual life of the option grants may not exceed eight years. During the three months ended March 31, 2010 and 2009, we issued options that expire five years from the date of grant.

Restricted Stock—Under the Plan, we have also issued Restricted Stock. A restricted stock award is an issuance of shares that can not be sold or transferred by the recipient until the vesting period lapses. Restricted shares issued to employees vest over three years in one-third increments on the first, second and third anniversaries of the grant date, contingent upon employment with the Company on the vesting dates. The related compensation expense is recognized over the service period and is based on the grant date fair value of the stock and the number of shares expected to vest.

Stock Option Fair Value Determination—We have used the Black-Scholes-Merton option pricing model to determine fair value of our awards on date of grant. We will reconsider the use of the Black-Scholes-Merton model if additional information becomes available in the future that indicates another model would be more appropriate or if grants issued in future periods have characteristics that cannot be reasonably estimated under this model.

The following weighted-average assumptions were used for option grants during the three months ended March 31, 2010 and 2009:

Volatility. The expected volatility of the options granted was estimated based upon historical volatility of the Company’s share price through weekly observations of the Company’s trading history. For the three months ended March 31, 2010 and 2009, we used a volatility of 39.2% and 40.3%, respectively.

Expected Term. The expected term of options granted to employees during the three months ended March 31, 2010 and 2009 was determined from historical exercises of the grantee population. For all grants valued during the three months ended March 31, 2010 and 2009, the options had graded vesting over 3 years (33.3% of the options in each grant vest annually) and the contractual term was 5 years. For the three months ended March 31, 2010 and 2009, the options had a weighted-average expected term of 2.96 years and 2.85 years, respectively.

Risk-free Interest Rate. The yield on zero-coupon U.S. Treasury strips was used to extrapolate a forward-yield curve. This “term structure” of future interest rates was then input into a numeric model to provide the equivalent risk-free rate to be used in the Black-Scholes-Merton model based on expected term of the underlying grants. For the three months ended March 31, 2010 and 2009, the weighted-average risk-free interest rate used was 1.46% and 1.32%, respectively.

Dividend Yield. The Black-Scholes-Merton valuation model requires an expected dividend yield as an input. We have not issued dividends in the past nor do we expect to issue dividends in the future. As such, the dividend yield used in our valuations for the three months ended March 31, 2010 and 2009 was zero.

Stock-Based Compensation Expense—For the three months ended March 31, 2010 and 2009, we recorded $2.7 million and $1.7 million in stock-based compensation expense, respectively. No compensation expense of employees with awards, including stock-based compensation expense, was capitalized during the periods. For the three months ended March 31, 2010 and 2009, the total recognized tax benefit from the exercise of stock options were $0.4 million and $0.2 million, respectively.

Stock Option Activity—During the three months ended March 31, 2010, we granted stock options to purchase 606,000 shares of Class A common stock at a weighted-average exercise price of $49.89 per share, which reflects the fair market value of the shares on the date of grant. The weighted-average fair value of options granted during the three months ended March 31, 2010 and 2009, as determined under the Black-Scholes-Merton valuation model, was $13.96 and $12.30, respectively. These options vest in three equal installments over three years and have a contractual term of five years. Option grants that vested during the three months ended March 31, 2010 and 2009 had a combined fair value of $5.0 million and $4.5 million, respectively.

Information with respect to stock option activity and stock options outstanding for the year ended December 31, 2009 and the three months ended March 31, 2010:

	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value (in thousands)
Shares under option, December 31, 2008	1,961,149	$35.75
Options granted	1,359,500	$47.65
Options exercised	(394,949)	$31.81	$6,529
Options cancelled and expired	(207,517)	$42.34

Shares under option, December 31, 2009	2,718,183	$41.85	$17,643
Options granted	606,000	$49.89
Options exercised	(198,194)	$34.77	$2,787
Options cancelled and expired	(35,917)	$48.72

Shares under option, March 31, 2010	3,090,072	$43.84	$15,415

The following table summarizes nonvested stock options for the three months ended March 31, 2010:

	Number of Shares	Weighted Average Fair Value
Nonvested stock options at December 31, 2009	1,871,749	$13.05
Options granted	606,000	$13.96
Vested during period	(428,000)	$11.58
Options cancelled	(33,583)	$11.62

Nonvested shares under option, March 31, 2010	2,016,166	$13.65

Information concerning stock options exercisable and stock options expected to vest at March 31, 2010:

	Options Exercisable and Expected to Vest	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Aggregate Intrinsic Value (in thousands)
Stock options exercisable	1,073,906	2.6	$35.15	$14,686
Stock options expected to vest	1,787,871	3.7	$48.57	$458

Options exercisable and expected to vest	2,861,777

Unrecognized compensation expense related to outstanding stock options expected to vest as of March 31, 2010 was $21.3 million. This expense is expected to be recognized over a weighted-average period of 2.2 years and will be adjusted for any future changes in estimated forfeitures.

Restricted Stock Activity—During the three months ended March 31, 2010, we granted 35,000 shares of restricted stock. The following table summarizes the restricted stock activity during the three months ended March 31, 2010:

	Number of Shares	Weighted Average Grant Date Fair Value (in thousands)
Nonvested, December 31, 2009	—	$—
Granted	35,000	$1,752
Vested	—	$—
Forfeited	—	$—

Nonvested, March 31, 2010	35,000

Unrecognized compensation expense related to restricted stock awards as of March 31, 2010 was $1.7 million. This expense is expected to be recognized over a weighted-average period of 2.9 years and will be adjusted for any future changes in estimated forfeitures.

11. Business Segment and Geographic Area Information

We have one reportable segment. We deliver a broad array of information technology and technical services solutions under contracts with the U.S. government, state and local governments and commercial customers. Our federal government customers typically exercise independent contracting authority, and even offices or divisions within an agency or department may directly, or through a prime contractor, use our services as a separate customer so long as that customer has independent decision-making and contracting authority within its organization. Revenues from the U.S. government under prime contracts and subcontracts were approximately 98.7% and 98.0% of our total revenues for the three months ended March 31, 2010 and 2009, respectively. There were no sales to any customers within a single country (except for the United States) where the sales accounted for 10% or more of total revenues. We treat sales to U.S. government customers as sales within the United States regardless of where the services are performed. Substantially all assets of continuing operations were held in the United States for the periods ended March 31, 2010 and December 31, 2009. Revenues by geographic customer and the related percentages of total revenues for the three months ended March 31, 2010 and 2009, were as follows (dollars in thousands):

	Three Months Ended March 31,
	2010		2009
United States	$582,721	99.2%	$444,340	98.8%
International	4,836	0.8%	5,230	1.2%

	$587,557	100.0%	$449,570	100.0%

During the three months ended March 31, 2010 and the three months ended March 31, 2009, our U.S. Army Tank- Automotive Armaments Command (TACOM) contract exceeded 10% of our revenues from external customers.

	Three Months Ended March 31,
	2010	%	2009	%
	(dollars in thousands)
Revenues from external customers:
U.S. Army TACOM	$88,516	15%	$53,859	12%
All other contracts	499,041	85%	395,711	88%

ManTech Consolidated	$587,557	100%	$449,570	100%

Operating Income:
U.S. Army TACOM	$5,057	11%	$4,069	10%
All other contracts	40,175	89%	36,289	90%

ManTech Consolidated	$45,232	100%	$40,358	100%

	March 31, 2010%		December 31, 2009%
Receivables:
U.S. Army TACOM	$39,209	8%	$57,230	14%
All other contracts	464,775	92%	342,009	86%

ManTech Consolidated	$503,984	100%	$399,239	100%

Disclosure items required under ASC 280, Segment Reporting, including interest income, interest expense, depreciation and amortization expense, costs for stock-based compensation programs, certain unallowable costs as determined under Federal Acquisition Regulations and expenditures for segment assets are not applicable as we review those items on a consolidated basis.

12. Subsequent Events

Management has evaluated subsequent events after the balance sheet date through the financial statements issuance date for appropriate accounting and disclosure.

$200 million 7.25% Senior Unsecured Notes Offering—Effective April 13, 2010, the Company issued $200 million of 7.25% senior unsecured notes in a private placement that were resold inside the United States to qualified institutional buyers in reliance on Rule 144A under the Securities Act of 1933, and outside the United States to non-U.S. persons in reliance on Regulation S under Securities Act of 1933. The 7.25% senior unsecured notes mature on April 15, 2018 with interest payable semi-annually starting on October 15, 2010. The 7.25% senior unsecured notes were issued at 100% of the aggregate principal amount and are effectively subordinate to the Company’s existing and future senior secured debt (to the extent of the value of the assets securing such debt), including debt outstanding under our senior credit facility. The 7.25% senior unsecured notes may be redeemed, in whole or in part, at any time, at the option of the Company subject to certain conditions specified in the indenture governing the 7.25% senior unsecured notes. The 7.25% senior unsecured notes are guaranteed, jointly and severally, on a senior basis by each of our wholly-owned domestic subsidiaries that also guarantee debt obligations under senior credit facility. The proceeds were used to pay off the outstanding balance on our line of credit.

The Company incurred approximately $4.7 million in issuance costs, which are being amortized to interest expense over the contractual life of the 7.25% senior unsecured notes, resulting in an effective rate of 7.65%.

The 7.25% senior unsecured notes contain customary restrictive covenants, which subject to exceptions and qualifications specified in the indenture, will, among other things, limit our ability and the ability of our subsidiaries that guarantee the 7.25% senior unsecured notes to: pay dividends or distributions, repurchase equity, prepay subordinated debt or make certain investments; incur additional debt or issue certain disqualified stock and preferred stock; incur liens on assets; merge or consolidate with another company or sell all or substantially all assets; allow to exist certain restrictions on the ability of the guarantor to transfer assets; and enter into sale and lease-back transactions. The Company was in compliance with such covenants at the time of the filing of this Quarterly Report on Form 10-Q.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements that involve substantial risks and uncertainties, many of which are outside of our control. ManTech International Corporation (depending on the circumstances, “ManTech,” “Company,” “we,” “our,” “ours” or “us”) believes these statements to be within the definition of the Private Securities Litigation Reform Act of 1995. You can identify these statements by forward-looking words such as “may,” “will,” “expect,” “intend,” “anticipate,” “believe,” “estimate,” “continue” and other similar words. You should read statements that contain these words carefully because they discuss our future expectations, make projections of our future results of operations or financial condition or state other “forward-looking” information.

Although forward-looking statements in this Quarterly Report reflect the good faith judgment of management, such statements can only be based on facts and factors currently known by us. Consequently, forward-looking statements are inherently subject to risks and uncertainties, and actual results and outcomes may differ materially from the results and outcomes discussed in or anticipated by the forward-looking statements. We believe that it is important to communicate our future expectations to our investors. However, there may be events in the future that we are not able to predict accurately or control. Factors that could cause actual results to differ materially from the results we anticipate include, but are not limited to, the following:

•	adverse changes in U.S. government spending priorities;

•	failure to retain existing U.S. government contracts, win new contracts or win recompetes;

•	adverse results of U.S. government audits of our government contracts;

•	risks associated with complex U.S. government procurement laws and regulations;

•	adverse effect of contract consolidations;

•	risk of contract performance or termination;

•	failure to obtain option awards, task orders or funding under contracts;

•	curtailment of the U.S. Government’s outsourcing of mission-critical support and information technology services;

•	adverse changes in our mix of contract types;

•	failure to successfully integrate recently acquired companies or businesses into our operations or to realize any accretive or synergistic effects from such acquisitions;

•	failure to identify, execute or effectively integrate future acquisitions;

•	risks of financing, such as increases in interest rates and restrictions imposed by our outstanding indebtedness, including our ability to meet existing financial covenants;

•	risks related to an inability to obtain new or additional financing; and

•	competition.

We urge you not to place undue reliance on these forward-looking statements, which speak only as of the date of this Quarterly Report. These and other risk factors are more fully described and discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009, previously filed with the Securities and Exchange Commission (SEC) and under Item 1.A. of Part II of this Quarterly Report, and from time to time, in our other filings with the SEC. We undertake no obligation to revise or update any forward-looking statements in order to reflect any event or circumstance that may arise after the date of this Quarterly Report. We also suggest that you carefully review and consider the various disclosures made in this Quarterly Report that attempt to advise interested parties of the risks and factors that may affect our business, financial condition, results of operations and prospects.

Introduction and Overview

ManTech is a leading provider of innovative technologies and solutions for mission-critical national security programs for the Intelligence Community; the departments of Defense, State, Homeland Security and Justice; and other U.S. federal government customers. Our expertise includes systems engineering, systems integration, enterprise architecture, cyber security, information assurance, intelligence operations and analysis support, network and critical infrastructure protection, information operations and information warfare support, information technology, communications integration, global logistics and supply chain management and service oriented architectures. Our commitment to customer mission is one of our key differentiators. We currently operate in approximately 40 countries worldwide, and approximately 1,200 of our 9,000 highly qualified employees are deployed supporting U.S. forces in theater.

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

We recommend that you read this discussion and analysis in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our annual report on Form 10-K for the fiscal year ended December 31, 2009, previously filed with the SEC.

Recent Event

Effective April 13, 2010, the Company issued $200.0 million of 7.25% senior unsecured notes in a private placement that were resold inside the United States to qualified institutional buyers in reliance on Rule 144A under the Securities Act of 1933, and outside the United States to non-U.S. persons in reliance on Regulation S under Securities Act of 1933. The 7.25% senior unsecured notes mature on April 15, 2018 with interest payable semi-annually starting on October 15, 2010. We incurred issuance costs of approximately $4.7 million which will be amortized over the life of the 7.25% senior unsecured notes. Proceeds from the issuance were used to pay off our outstanding balance under our credit agreement. For additional information, see Note 12 to the Condensed Consolidated Financial Statements in Item 1.

Three Months Ended March 31, 2010 Compared to the Three Months Ended March 31, 2009

The following table sets forth certain items from our condensed consolidated statement of income and the relative percentage that certain items of expenses and earnings bear to revenues, as well as the period-to-period change from March 31, 2009 to March 31, 2010.

	Three Months Ended March 31,				Period-to-Period Change
	2010	2009	2010	2009	2009 to 2010
	Dollars		Percentages		Dollars	Percent
	(dollars in thousands)
REVENUES	$587,557	$449,570	100.0%	100.0%	$137,987	30.7%
Cost of services	499,566	370,304	85.0%	82.4%	129,262	34.9%
General and administrative expenses	42,759	38,908	7.3%	8.6%	3,851	9.9%

OPERATING INCOME	45,232	40,358	7.7%	9.0%	4,874	12.1%
Interest expense	(997)	(303)	0.2%	0.1%	(694)	229.0%
Interest income	128	69	0.0%	0.0%	59	85.5%
Other expense, net	(62)	(3)	0.0%	0.0%	(59)	1966.7%

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	44,301	40,121	7.5%	8.9%	4,180	10.4%
Provision for income taxes	(16,760)	(15,643)	2.8%	3.5%	(1,117)	7.1%

NET INCOME	$27,541	$24,478	4.7%	5.4%	$3,063	12.5%

Revenues

Revenues increased 30.7% to $587.6 million for the three months ended March 31, 2010, compared to $449.6 million for the same period in 2009. The increase was primarily due to our contracts supporting forward deployments in Iraq, Afghanistan and other locations around the world and the acquisition of Sensor Technologies Inc. (STI) on January 15, 2010. Intelligence, Surveillance and Reconnaissance (ISR) systems infrastructure services contributed revenue growth of $102.8 million, including $89.5 million from contracts obtained through the acquisition of STI. Revenue growth of $26.5 million came from contracts for the installation, sustainment and repair of communication systems and heavily armored vehicles designed to counter or clear mines and counter-improvised explosive devices (IED), such as the Route Clearance family of vehicles supporting U.S. Army Tank-Automotive Armaments Command (TACOM). Other areas such as cyber security and our Global Property Management contract also experienced some revenue growth.

We are expecting the growth in revenues to continue for the remainder of 2010 as a result of our continued expansion in the areas of cyber security, ISR systems infrastructure maintenance and repair; and global logistics, supply chain management as well as the acquisition of STI. While we believe there will be continued growth in our global logistics and supply chain management contracts, we recognize the uncertainty in the U.S. mission and priority of funding for combat operations in Iraq and Afghanistan. The continued growth in our cyber security contracts is expected as a result of the Government’s Comprehensive National Cyber Initiative funding.

Cost of services

Cost of services increased 34.9% to $499.6 million for the three months ended March 31, 2010, compared to $370.3 million for the same period in 2009. The increase in cost of services is primarily due to direct labor costs, which include applicable fringe benefits and overhead, and other direct costs, which include subcontractors, related to our IED and property management contracts and contracts obtained through our recent acquisition of STI. As a percentage of revenues, cost of services increased 2.6% to 85.0% for the three months ended March 31, 2010 as compared to 82.4% for the same period in 2009. Direct labor costs increased by 12.8% over the same period in 2009 primarily due to growth in staff supporting global logistics and supply chain management. As a percentage of revenues, direct labor costs decreased 5.8% to 36.1% for the three months ended March 31, 2010, compared to 41.9% for the same period in 2009. The decrease in direct labor as a percentage of revenues is primarily due to the relative mix of direct labor and other direct costs. Other direct costs, which include subcontractors and third party equipment and materials used in the performance of our contracts, increased by 57.7% over the same period in 2009. The increase in other direct costs was primarily due to subcontractors related to STI contracts. As a percentage of revenues, other direct costs increased by 8.4% from 40.5% for the three months ended March 31, 2009 to 48.9% for the same period in 2010.

General and administrative expenses

General and administrative expenses increased 9.9% to $42.8 million for the three months ended March 31, 2010, compared to $38.9 million for the same period in 2009. The increase is primarily due to the acquisition of STI, including the associated amortization of acquisition related intangible assets, partially offset by a reduction in expense related to the consolidation of back office functions in late 2009. As a percentage of revenues, general and administrative expenses decreased to 7.3% from 8.6% for the three months ended March 31, 2010 and 2009, respectively.

Interest expense

Interest expense increased $0.7 million to $1.0 million for the three months ended March 31, 2010, compared to $0.3 million for the same period in 2009. The increase in interest expense is due to an increase in our average outstanding debt balance and higher interest rates. Our average outstanding debt balance for the three months ended March 31, 2010 was $141.8 million as compared to $90.6 million for the three months ended March 31, 2009. Our weighted-average interest rate increased from 0.73% for the three months ended March 31, 2009 to 1.96% for the three months ended March 31, 2010. The interest rate we incur on our credit facility is impacted by changes in the Federal Funds Rate or London Interbank Offer Rate (LIBOR). For additional information, see “Credit Agreement,” below.

With the issuance of the 7.25% senior unsecured notes on April 13, 2010 (see “Recent Event” above) our interest expense will increase significantly. For the remainder of 2010, we anticipate that the interest expense related to the 7.25% senior unsecured notes will be approximately $10.7 million.

Net income

Net income increased 12.5% to $27.5 million for the three months ended March 31, 2010, compared to $24.5 million for the same period in 2009. The increase in net income was primarily driven by our acquisition of STI and our contracts supporting forward deployments. These increases were partially offset by a reduction in profitability on some of our other contracts. Our effective tax rates for the three months ended March 31, 2010 and 2009 were 37.8% and 39.0%, respectively. The decrease in our effective tax rate for the three months ended March 31, 2010 compared to the same period in 2009 was largely due to the impact of non-taxable gains related to our Employee Supplemental Savings Plan.

Backlog

At March 31, 2010 and December 31, 2009, our backlog was $4.6 billion and $3.8 billion, respectively, of which $1.4 billion and $1.1 billion, respectively, was funded backlog. At March 31, 2010, the STI backlog was $0.9 billion, of which $0.3 billion was funded. Backlog represents estimates that we calculate on a consistent basis. Additional information on how we determine backlog is included in our annual report on Form 10-K for the fiscal year ended December 31, 2009, previously filed with the SEC.

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

In addition, inflation or inflationary concerns could prompt the Federal Reserve to begin increasing the Federal Funds Rate. As one of the borrowing rates in our credit facility is tied to the Federal Funds Rate, increases in this rate, given similar levels of debt under our credit facility, could lead to higher interest expense.

Liquidity and Capital Resources

Our primary liquidity needs are the financing of acquisitions, working capital and capital expenditures. Our primary source of liquidity is cash provided by operations and our revolving credit facility. At March 31, 2010, we had $108.3 million outstanding under our credit facility. At March 31, 2010, we were contingently liable under letters of credit totaling $1.4 million, which reduces our ability to borrow under our credit facility. The maximum available borrowing under our credit facility at March 31, 2010 was $240.3 million.

In April 2010, we utilized the proceeds from the 7.25% senior unsecured notes issuance (see “Recent Event” above) to pay off the outstanding balance under our credit facility and the remainder will be utilized to fund future acquisitions. This has significantly increased our maximum available borrowing capacity.

Generally, cash provided by operating activities is adequate to fund our operations. Due to fluctuations in our cash flows and the growth in our operations, it is necessary from time to time to increase borrowings under our credit facility to meet cash demands. With the issuance of the 7.25% senior unsecured notes, we will have increased capacity to finance acquisitions or new contract start-ups.

Cash flows from operating activities

	Three Months Ended March 31,
(in thousands)	2010	2009
Net cash flow from operating activities	$42,787	$(31,806)

Our operating cash flow is primarily affected by the overall profitability of our contracts, our ability to invoice and collect from our clients in a timely manner and our ability to manage our vendor payments. We bill most of our customers and prime contractors monthly after services are rendered. Increased cash flow from operations during the three months ended March 31, 2010 as compared to the same period in 2009 was due to the timing of the collection of customer receivables offset by the timing of vendor and other direct cost payments. Our accounts receivable days sales outstanding ratio was 75 days and 89 days at March 31, 2010 and March 31, 2009, respectively. The negative cash flow from operating activities for the three months ended March 31, 2009 was attributed to the timing of the collection of customer receivables and increased payroll and bonus related expenditures.

Cash flows from investing activities

	Three Months Ended March 31,
(in thousands)	2010	2009
Net cash flow from investing activities	$(239,063)	$(16,011)

Our cash flow from investing activities consists primarily of expenditures for equipment, leasehold improvements, software, and business acquisitions. Cash outflows during the three months ended March 31, 2010 were primarily from our acquisition of STI on January 15, 2010 for $236.7 million, net of cash acquired. Cash outflows during the three months ended March 31, 2009 were primarily from our acquisition of DDK Technology Group (DDK) on March 13, 2009 for $14.0 million and the purchase of software for internal use.

Cash flows from financing activities

	Three Months Ended March 31,
(in thousands)	2010	2009
Net cash flow from financing activities	$115,650	$53,040

Cash flow from financing activities during the three months ended March 31, 2010 resulted primarily from borrowings under our credit facility to finance the acquisition of STI and increased proceeds from the exercise of stock options. Cash flow from financing activities during the three months ended March 31, 2009 resulted primarily from borrowings under our credit facility to finance the acquisition of DDK and to fund our operations.

Credit Agreement

We believe the capital resources available to us under our credit agreement with up to $350.0 million in loan commitments and cash from our operations are adequate to fund our ongoing operations and to support the internal growth we expect to achieve for at least the next twelve months. We anticipate financing our external growth from acquisitions and our longer-term internal growth through one or more of the following sources: cash from operations, use of the existing revolving facility, 7.25% senior secured notes issued April 13, 2010, a refinancing of our credit agreement and additional borrowing or issuance of equity. At March 31, 2010, we had $108.3 million outstanding under our credit facility.

Critical Accounting Estimates and Policies

Critical accounting policies are defined as those that are reflective of significant judgments and uncertainties, and potentially result in materially different results under different assumptions and conditions. Application of these policies is particularly important to the portrayal of our financial condition and results of operations. The discussion and analysis of our financial condition and results of operations are based on our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these condensed consolidated financial statements requires management to make estimates and judgments that affect the reported amount of assets, liabilities, revenues and expenses. Actual results may differ from these estimates under different assumptions or conditions. Our significant accounting policies, including the critical accounting policies and practices listed below, are more fully described and discussed in the notes to our consolidated financial statements for fiscal year 2009 included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009, filed with the SEC on February 26, 2010.

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

We derive the majority of our revenues from cost-plus-fixed-fee, cost-plus-award-fee, firm-fixed-price or time-and-materials contracts. Revenues for cost-reimbursement contracts are recorded as reimbursable costs are incurred, including an estimated share of the applicable contractual fees earned. For performance-based fees under cost reimbursable contracts that are subject to the Accounting Standards Codification (ASC) 605-35, Construction-Type and Certain Production-Type Contracts, we recognize the relevant portion of the expected fee to be awarded by the client at the time such fee can be reasonably estimated, based on factors such as our prior award experience and communications with the client regarding performance. For cost reimbursable contracts with performance-based fee incentives that are subject to the provisions of SEC Topic 13, Revenue Recognition, we recognize the relevant portion of the fee upon customer approval. For time-and-material contracts, revenues are recognized to the extent of billable rates times hours delivered plus material and other reimbursable costs incurred. For long-term fixed-price production contracts, revenues are recognized at a rate per unit as the units are delivered, or by other methods to measure services provided. Revenues from other long-term fixed-price contracts is recognized ratably over the contract period or by other appropriate methods to measure services provided. Contract costs are expensed as incurred except for certain limited long-term contracts noted below. For long-term contracts specifically described in ASC 605.35, we apply the percentage of completion method. Under the percentage of completion method, income is recognized at a consistent profit margin over the period of performance based on estimated profit margins at completion of the contract. This method of accounting requires estimating the total revenues and total contract cost at completion of the contract. During the performance of long-term contracts, these estimates are periodically reviewed and revisions are made as required. The impact on revenue and contract profit as a result of these revisions is included in the periods in which the revisions are made. This method can result in the deferral of costs or the deferral of profit on these contracts. Because we assume the risk of performing a fixed-price contract at a set price, the failure to accurately estimate ultimate costs or to control costs during performance of the work could result, and in some instances has resulted, in reduced profits or losses for such contracts. Estimated losses on contracts at completion are recognized when identified. In certain circumstances, revenues are recognized when contract amendments have not been finalized.

Accounting for Business Combinations and Goodwill and Other Intangible Assets

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

Accounting Standards Updates

In February 2010, Accounting Standards Update No. 2010-09, Subsequent Events (Topic 855): Amendments to Certain Recognition and Disclosure Requirements, was issued. This Update addresses both the interaction of the requirements of ASC 855, Subsequent Events, with the SEC’s reporting requirements and the intended breadth of the reissuance disclosures provision related to subsequent events. The amendments in this Update affect all entities. The amendments remove the requirement for an SEC filer to disclose a date in both issued and revised financial statements. Revised financial statements include financial statements revised as a result of either correction of an error or retrospective application of U.S. Generally Accepted Accounting Principles (GAAP). Additionally, the Financial Accounting Standards Board (FASB) has clarified that if the financial statements have been revised, then an entity that is not an SEC filer should disclose both the date that the financial statements were issued or available to be issued and the date the revised financial statements were issued or available to be issued. All of the amendments in this Update are effective upon issuance of the final Update, except for the use of the issued date for conduit debt obligors. That amendment is effective for interim or annual periods ending after June 15, 2010. The adoption of Accounting Standards Update No. 2010-09 did not have a significant impact on the Company’s results of operations or financial position.

In January 2010, Accounting Standards Update No. 2010-02, Consolidation (Topic 810): Accounting and Reporting for Decreases in Ownership of a Subsidiary – a Scope Clarification, was issued. The objective of this Update is to address implementation issues related to the changes in ownership provisions in ASC 810-10, Consolidation—Overall. The amendments in this Update affect accounting and reporting by an entity that experiences a decrease in ownership in a subsidiary that is a business or non-profit. The amendments also affects accounting and reporting by an entity that exchanges a group of assets that constitutes a business or nonprofit activity for an equity interest in another entity. The amendments affect entities that have previously adopted the decrease in ownership provisions of ASC 810-10 but have applied the guidance in that Subtopic differently from the guidance provided in the Update. This Update provides amendments to ASC 810-10 and related guidance within U.S. GAAP to clarify the scope of the decrease in ownership provisions of the Subtopic and related guidance applies to a subsidiary or group of assets that is a business or non-profit activity; a subsidiary that is a business or non-profit activity that is transferred to an equity method investee or joint venture; and an exchange of a group of assets that constitutes a business or nonprofit activity for a noncontrolling interest in an entity. The amendments in this Update expand the disclosures about the deconsolidation of a subsidiary or derecognition of a group of assets within the scope of ASC 810-10. In addition to the existing disclosures, an entity should disclose the valuation techniques used to measure the fair value of any retained investment in the former subsidiary or group of assets and information that enables users of its financial statements to assess the input used to develop the measurement; the nature of continuing involvement with the subsidiary or entity the group of assets after it has been deconsolidated or derecognized; and whether the transaction that resulted in the deconsolidation of the subsidiary or the derecognition of the group of assets was with a related party or whether the former subsidiary or entity acquiring the group of assets will be a related party after deconsolidation. An entity also should disclose the valuation techniques used to measure an entity interest in an acquiree held by the entity immediately before the acquisition date in a business combination achieved in stages. The amendments in this Update are effective beginning in the period that an entity adopts Statement of Financial Accounting Standard (SFAS) 160, which was codified in July 2009 in ASC 810-10. If an entity has previously adopted SFAS 160 as of the date the amendments in this Update are included in the ASC, the amendments in this Update are effective beginning in the first interim or annual reporting period ending on or after December 15, 2009. The amendments in this Update should be applied retrospectively to the first period that an entity adopted SFAS 160. We do not anticipate that the adoption of Accounting Standards Update No. 2010-02 will have any significant impact on the Company’s results of operations or financial position.

Item 3.	Quantitative and Qualitative Disclosure about Market Risks

Our exposure to market risks relates to changes in interest rates for borrowing under our revolving credit facility. At March 31, 2010, we had $108.3 million outstanding on our revolving credit facility. Borrowings under our revolving credit facility bear interest at variable rates. A hypothetical 10% increase in interest rates would increase our annual interest expense for the three months ended March 31, 2010 by $0.3 million.

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

As of March 31, 2010, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), management evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 of the Exchange Act. Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective, as of the end of the period covered by this report, such that the information relating to us that is required to be disclosed in our reports filed with the SEC (i) is recorded, processed, summarized and reported within the time period specified in SEC rules and forms and (ii) is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

See “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2009 for a detailed discussion of risk factors affecting ManTech. As of the date of filing this Quarterly Report on Form 10-Q, we have updated or added to those previously reported risk factors as follows:

Our substantial level of indebtedness could materially adversely affect our ability to generate sufficient cash to fulfill our obligations under our outstanding indebtedness, our ability to react to changes in our business and our ability to incur additional indebtedness to fund future needs.

On April 13, 2010, we issued an aggregate principal amount of $200,000,000 of 7.25% senior unsecured notes due 2018. The 7.25% senior unsecured notes are general unsecured senior obligations and are guaranteed by our existing and future wholly-owned domestic subsidiaries that also guarantee debt obligations under our credit facility. These 7.25% senior unsecured notes are subordinate to our existing and future senior secured debt (to the extent of the value of the assets securing such debt), including any indebtedness outstanding under our credit facility.

Our substantial level of indebtedness increases the possibility that we may be unable to generate cash sufficient to pay, when due, the principal of, interest on or other amounts due in respect of our indebtedness. Our substantial indebtedness, combined with our other financial obligations and contractual commitments, could:

•

make it more difficult for us to satisfy our obligations with respect to our indebtedness, including the 7.25% senior unsecured notes and indebtedness under our credit agreement, and any failure to comply with the obligations under any of our debt instruments, including restrictive covenants, could result in an event of default under the indenture governing the 7.25% senior unsecured notes, our credit facility or any agreements governing other indebtedness;

•

require us to dedicate a substantial portion of our cash flow from operations to payments on our indebtedness, thereby reducing funds available for working capital, capital expenditures, acquisitions, research and development and other corporate purposes;

•	increase our vulnerability to adverse economic and industry conditions, which could place us at a competitive disadvantage compared to competitors that have relatively less indebtedness;

•	limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate;

•	limit the rights of the holders of our 7.25% senior unsecured notes to receive payments under the 7.25% senior unsecured notes if secured creditors have not been paid;

•

limit our ability to borrow additional funds, or to dispose of assets to raise funds, if needed, for working capital, capital expenditures, acquisitions, research and development and other corporate purposes; and

•

prevent us from raising the funds necessary to repurchase all 7.25% senior unsecured notes tendered to us upon the occurrence of certain changes of control, which would constitute a default under the indenture governing the 7.25% senior unsecured notes.

Moreover, the terms of any future debt that we may incur may impose requirements or restrictions that further affect our financial and operating flexibility, restrict our ability to pay dividends on our common stock or subject us to other events of default.

Subject to the restrictions in our credit facility and the indenture governing the 7.25% senior unsecured notes, we (including our subsidiaries) may incur significant additional indebtedness. Although the terms of our credit facility and the indenture governing the 7.25% senior unsecured notes contain restrictions and limitations on our ability to incur additional indebtedness, those restrictions and limitations are subject to a number of important exceptions, and indebtedness incurred in compliance with such restrictions and limitations could be substantial. If we and our restricted subsidiaries incur significant additional indebtedness, the related risks that we face could become more significant.

Covenants in our outstanding 7.25% senior unsecured notes may restrict our financial and operating flexibility.

The indenture governing our 7.25% senior unsecured notes contains covenants that, subject to important exceptions and qualifications specified in the indenture, will, among other things, limit our ability and the ability of our subsidiaries that guarantee the 7.25% senior unsecured notes to: pay dividends or distributions, repurchase equity, prepay subordinated debt or make certain investments; incur additional debt or issue certain disqualified stock and preferred stock; incur liens on assets; merge or consolidate with another company or sell all or substantially all assets; allow to exist certain restrictions on the ability of the guarantors to transfer assets; and enter into sale and lease-back transactions. Further, upon the occurrence of a change of control (as defined in the indenture), we will be required, unless certain conditions are met, to make an offer to repurchase the 7.25% senior unsecured notes at price equal to 101% of the principal amount of the 7.25% senior unsecured notes, plus any accrued and unpaid interest to the date of purchase.

As a result of these covenants and restrictions, we will be limited in how we conduct our business and we may be unable to raise additional debt or equity financing to take advantage of new business opportunities. We cannot assure you that we will be able to maintain compliance with these covenants in the future and, if we fail to do so, we may be in default under the indenture governing the 7.25% senior unsecured notes, and we may be prohibited from undertaking actions that are necessary or desirable to maintain or expand our business.

The indenture governing the 7.25% senior unsecured notes contains customary events of default including, without limitation, failure to make required payments, failure to comply with certain agreements or covenants, cross-acceleration to certain other indebtedness in excess of specified amounts, certain events of bankruptcy and insolvency, and failure to pay certain judgments. An event of default under the indenture governing the 7.25% senior unsecured notes will allow either the trustee or the holders of at least 25% in principal amount of the then outstanding 7.25% senior unsecured notes to accelerate, or in certain cases, will automatically cause the acceleration of, the amounts due under the 7.25% senior unsecured notes.

Covenants in our credit facility may restrict our financial and operating flexibility.

We maintain a credit agreement with a syndicate of lenders led by Bank of America, N.A., as administrative agent. The credit agreement provides for a revolving credit facility with $350.0 million in loan commitments. The maturity date for the credit agreement is April 30, 2012. The terms of the credit agreement permit prepayment and termination at any time, subject to certain conditions. On December 18, 2009, we amended the terms and conditions of the credit agreement by (among other things) (i) increasing the applicable rate applied to ManTech’s outstanding base rate loans, letters of credit and Eurodollar rate loans under the credit agreement, (ii) permitting ManTech and its subsidiaries to incur additional unsecured indebtedness in accordance with the covenants of the credit agreement, as amended, (iii) imposing a consolidated leverage ratio requirement on ManTech’s ability to acquire additional companies rather than an annual $200.0 million limitation, (iv) increasing ManTech’s capacity to repurchase its capital stock pursuant to a repurchase plan in accordance with the covenants of the credit agreement, as amended and (v) amending certain other affirmative and restrictive covenants. The terms of our credit facility also contain certain covenants that limit our ability to create liens, merge or consolidate, dispose of assets, incur indebtedness and guarantees, repurchase or redeem capital stock and indebtedness, make certain investments or acquisitions, enter into certain transactions with affiliates or change the nature of our business. The credit agreement also contains financial maintenance covenants establishing a maximum total leverage ratio and a minimum fixed charge coverage ratio.

As a result of these covenants and restrictions, we will be limited in how we conduct our business and we may be unable to raise additional debt or equity financing to take advantage of new business opportunities. In addition, our ability to satisfy the financial ratios required by our credit facility can be affected by events beyond our control and we cannot assure you that we will meet these ratios. We cannot assure you that we will be able to maintain compliance with these covenants in the future and, if we fail to do so, that we will be able to obtain waivers from the lenders and/or amend the covenants. If our lenders were to refuse to provide waivers, then we could be in default under our credit facility, and as a result could be prohibited from undertaking actions that are necessary or desirable to maintain and expand our business.

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

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibits required by Item 601 of Regulation S-K:

Exhibit	Description of Exhibit

4.1	Indenture, dated as of April 13, 2010, by and among ManTech, certain subsidiaries of ManTech named therein, and the Bank of New York Mellon Trust Company, N.A., as trustee (incorporated herein by reference from registrant’s Current Report on Form 8-K filed with the SEC on April 13, 2010).

4.2	Form of 7 1/4 % Senior Note due 2018 (included in Exhibit 4.1) (incorporated herein by reference from registrant’s Current Report on Form 8-K filed with the SEC on April 13, 2010).

4.3	Registration Rights Agreement dated as of April 13, 2010, by and among ManTech, certain subsidiaries of ManTech named therein, and Banc of America Securities LLC, as representative of the several initial purchasers of ManTech’s senior unsecured notes (incorporated herein by reference from registrant’s Current Report on Form 8-K filed with the SEC on April 13, 2010).

10.1*	ManTech International Corporation 2010 Executive Incentive Compensation Plan, adopted on March 11, 2010, in which our executive officers and certain other key senior executives participate (incorporated herein by reference from registrant’s Current Report on Form 8-K filed with the SEC on March 16, 2010).

10.2*	Form of Grant of Incentive Stock under the Management Incentive Plan (incorporated herein by reference from registrant’s Current Report on Form 8-K filed with the SEC on March 16, 2010).

10.3*	Standard Terms and Conditions for Incentive Stock Grants under the Management Incentive Plan (incorporated herein by reference from registrant’s Current Report on Form 8-K filed with the SEC on March 16, 2010).

10.4	Purchase Agreement, dated as of April 8, 2010, by and among ManTech, certain subsidiaries of ManTech named therein, and Bank of America Securities LLC, J.P. Morgan Securities Inc., BB&T Capital Markets, a division of Scott & Stringfellow, LLC, PNC Capital Markets and Cowen and Company, LLC, as the several initial purchasers of ManTech’s senior unsecured notes (incorporated herein by reference from registrant’s Current Report on Form 8-K filed with the SEC on April 13, 2010).

31.1‡	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2‡	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32‡	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended.

‡	Filed Herewith
*	Management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MANTECH INTERNATIONAL CORPORATION

Date: April 30, 2010	By:	/s/ GEORGE J. PEDERSEN
	Name:	George J. Pedersen
	Title:	Chairman of the Board of Directors and Chief Executive Officer

Date: April 30, 2010	By:	/s/ KEVIN M. PHILLIPS
	Name:	Kevin M. Phillips
	Title:	Chief Financial Officer