Form 10-Q
period 2010-06-30
MANTECH INTERNATIONAL CORP
filed 2010-07-30
CIK 892537

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

or

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

As of July 28, 2010 there were outstanding 23,054,744 shares of our Class A common stock and 13,277,345 shares of our Class B common stock.

MANTECH INTERNATIONAL CORPORATION

FORM 10-Q

FOR THE QUARTER ENDED June 30, 2010

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

MANTECH INTERNATIONAL CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in Thousands Except Per Share Amounts)

	(unaudited)
	June 30, 2010	December 31, 2009
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$162,274	$86,190
Receivables—net	466,092	399,239
Prepaid expenses and other	11,304	11,182

Total Current Assets	639,670	496,611

Property and equipment—net	15,591	14,498
Goodwill	631,989	488,217
Other intangibles—net	157,554	73,684
Employee supplemental savings plan assets	20,152	21,065
Other assets	11,203	6,672

TOTAL ASSETS	$1,476,159	$1,100,747

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$235,398	$157,358
Accrued salaries and related expenses	79,140	55,429
Deferred income taxes—current	734	0
Billings in excess of revenue earned	8,841	7,737

Total Current Liabilities	324,113	220,524

Debt	200,000	0
Accrued retirement	20,873	22,033
Other long-term liabilities	6,717	6,877
Deferred income taxes—non-current	34,725	33,848

TOTAL LIABILITIES	586,428	283,282

COMMITMENTS AND CONTINGENCIES	—	—

STOCKHOLDERS’ EQUITY:
Common stock, Class A—$0.01 par value; 150,000,000 shares authorized; 23,235,371 and 22,602,110 shares issued at June 30, 2010 and December 31, 2009; 22,992,331 and 22,359,070 shares outstanding at June 30, 2010 and December 31, 2009	232	226
Common stock, Class B—$0.01 par value; 50,000,000 shares authorized; 13,277,345 and 13,605,345 shares issued and outstanding at June 30, 2010 and December 31, 2009	133	136
Additional paid-in capital	375,303	362,730
Treasury stock, 243,040 shares at cost at June 30, 2010 and December 31, 2009	(9,114)	(9,114)
Retained earnings	524,450	464,742
Accumulated other comprehensive loss	(190)	(172)
Unearned Employee Stock Ownership Plan Shares	(1,083)	(1,083)

TOTAL STOCKHOLDERS’ EQUITY	$889,731	$817,465

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,476,159	$1,100,747

See notes to condensed consolidated financial statements.

MANTECH INTERNATIONAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In Thousands Except Per Share Amounts)

	(unaudited) Three months ended June 30,		(unaudited) Six months ended June 30,
	2010	2009	2010	2009

REVENUES	$661,611	$514,068	$1,249,168	$963,638
Cost of services	562,306	422,242	1,061,872	792,546
General and administrative expenses	42,776	46,953	85,535	85,861

OPERATING INCOME	56,529	44,873	101,761	85,231
Interest expense	(3,598)	(404)	(4,595)	(707)
Interest income	57	47	185	116
Other (expense) income, net	(270)	111	(332)	108

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	52,718	44,627	97,019	84,748
Provision for income taxes	(20,551)	(16,095)	(37,311)	(31,738)

NET INCOME	$32,167	$28,532	$59,708	$53,010

BASIC EARNINGS PER SHARE:
Class A basic earnings per share	$0.89	$0.80	$1.65	$1.49

Weighted average common shares outstanding	22,872	21,909	22,645	21,752

Class B basic earnings per share	$0.89	$0.80	$1.65	$1.49

Weighted average common shares outstanding	13,317	13,678	13,460	13,795

DILUTED EARNINGS PER SHARE:
Class A diluted earnings per share	$0.88	$0.80	$1.64	$1.48

Weighted average common shares outstanding	23,126	22,146	22,925	22,055

Class B diluted earnings per share	$0.88	$0.80	$1.64	$1.48

Weighted average common shares outstanding	13,317	13,678	13,460	13,795

See notes to condensed consolidated financial statements.

MANTECH INTERNATIONAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in Thousands)

	(unaudited) Three months ended June 30,		(unaudited) Six months ended June 30,
	2010	2009	2010	2009
NET INCOME	$32,167	$28,532	$59,708	$53,010

OTHER COMPREHENSIVE INCOME:
Translation adjustment	(10)	4	(32)	(1)
Acturial gain (loss) on defined benefit pension plans, net of tax	0	0	14	0

Total other comprehensive income	(10)	4	(18)	(1)

COMPREHENSIVE INCOME	$32,157	$28,536	$59,690	$53,009

See notes to condensed consolidated financial statements.

MANTECH INTERNATIONAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in Thousands)

	(unaudited) Six months ended June 30,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$59,708	$53,010
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation	3,251	3,572
Excess tax benefits from the exercise of stock options	(502)	(243)
Deferred income taxes	4,674	1,224
Depreciation and amortization	14,176	8,839
Change in assets and liabilities—net of effects from acquired businesses:
Receivables—net	3,017	29,858
Prepaid expenses and other	(2,177)	2,871
Accounts payable and accrued expenses	9,194	(27,311)
Accrued salaries and related expenses	20,624	(5,420)
Billings in excess of revenue earned	1,104	19
Accrued retirement	(1,160)	(173)
Other	840	639

Net cash flow from operating activities	112,749	66,885

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(3,346)	(1,553)
Investment in capitalized software for internal use	(1,835)	(1,353)
Acquisition of businesses—net of cash acquired	(236,052)	(13,645)

Net cash flow from investing activities	(241,233)	(16,551)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	8,986	2,589
Excess tax benefits from the exercise of stock options	502	243
Net borrowings (repayment) under the revolving credit facility	0	(24,100)
Issuance of senior unsecured notes	200,000	0
Debt issuance costs	(4,920)	0

Net cash flow from financing activities	204,568	(21,268)

NET INCREASE IN CASH AND CASH EQUIVALENTS	76,084	29,066
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	86,190	4,375

CASH AND CASH EQUIVALENTS, END OF PERIOD	$162,274	$33,441

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for income taxes	$28,633	$32,280

Cash paid for interest	$1,221	$528

Noncash financing activities:
Employee Stock Ownership Plan Contributions	$0	$1,691

See notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2010

UNAUDITED

1. Introduction and Overview

ManTech International Corporation (depending on the circumstances, “ManTech” “Company” “we” “our” “ours” or “us”) is a leading provider of innovative technologies and solutions for mission-critical national security programs for the Intelligence Community; the departments of Defense, State, Homeland Security and Justice; and other U.S. federal government organizations. Our expertise includes systems engineering and integration, enterprise architecture, cyber security, information assurance, intelligence operations and analysis support, network and critical infrastructure protection, information operations and information warfare support, information technology, communications integration, global logistics and supply chain management and service oriented architectures. At June 30, 2010, we have approximately 9,100 highly qualified employees operating in approximately 40 countries worldwide.

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

3. Acquisitions

Our acquisitions have been accounted for using the acquisition method of accounting under the Accounting Standards Codification (ASC) 805, Business Combination. Additional information related to our acquisitions can be found in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009, previously filed with the SEC.

Sensor Technologies Inc.-On January 15, 2010, we completed the acquisition of all outstanding equity interest of Sensor Technologies Inc. (STI), a privately-held company. The results of STI’s operations have been included in our consolidated financial statements since that date. The acquisition was consummated pursuant to a stock purchase agreement (STI Purchase Agreement), dated December 18, 2009, by and among ManTech, STI, certain shareholders of STI and certain persons acting as a representative for the shareholders of STI.

STI was a leading provider of mission-critical systems engineering and Command, Control, Communications, Computers, Intelligence, Surveillance and Reconnaissance (C4ISR) services and solutions to the Department of Defense. STI’s largest customer was the U.S. Army through its prime position on the Strategic Services Sourcing (S3) Indefinite Delivery/Indefinite Quantity contract. At January 15, 2010, STI had 252 employees of which nearly 100% held security clearances. In 2009, STI produced approximately $336.8 million in revenues. STI contributed revenues of $219.3 million and net income of $3.1 million for the period from January 15, 2010 to June 30, 2010.

The acquisition of STI is consistent with our long-term strategy to broaden our footprint in the high-end defense and intelligence market and will expand our work with the Department of Defense and our direct support of the U.S. Army as it continues its overseas operations.

ManTech funded the acquisition through a combination of cash on hand and borrowings under our senior facility. The purchase price was $241.4 million, which included a favorable $0.6 million working capital adjustment. The STI Purchase Agreement did not contain provisions for contingent consideration. Pursuant to the STI Purchase Agreement, $24.2 million was placed into an escrow account to satisfy potential indemnification liabilities of STI and its shareholders. The escrow claim period will expire 18 months after the purchase closing date. At June 30, 2010, the balance in the escrow account was $23.2 million.

In 2010 and 2009, the Company incurred $0.3 million and $0.6 million of acquisition related expenses, respectively. These expenses are included in general and administrative expense in the Company’s statement of income for the related periods.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

June 30, 2010

UNAUDITED

Purchase Price Allocation

The purchase price was allocated to underlying assets and liabilities based on their estimated fair values at the date of acquisition. The purchase price allocation included goodwill and other intangible assets. Recognition of goodwill was largely attributed to the highly skilled employees of STI, their presence in the high-end defense and intelligence market place and the value paid for companies in this business. Assuming adequate levels of taxable income, the goodwill is deductible for tax purposes over 15 years. The following table represents the purchase price allocation (in thousands):

Cash and cash equivalents	$5,310
Receivables-net of a $340 allowance	69,870
Prepaid expenses and other	1,033
Property and equipment	357
Other intangibles	93,289
Other assets	65
Goodwill	143,772
Accounts payable and accrued expenses	(69,185)
Accrued salaries and related expenses	(3,087)
Other long-term liabilities	(62)

Purchase price	$241,362

Indemnification Assets

Pursuant to the STI Purchase Agreement, the seller has agreed to indemnify the buyer for tax liabilities arising in connection with the operation of STI’s business on or before January 15, 2010 or owing by any person for which STI may be liable as a result of the transactions or circumstances occurring or existing on or before January 15, 2010. As of January 15, 2010, STI’s tax liabilities were estimated to be approximately $0.8 million, resulting in related indemnification assets of $0.8 million. We collected $0.4 million from the escrow account for these indemnification assets.

Intangible Assets

In allocating the purchase price, we considered, among other factors, analyses of historical financial performance and estimates of future performance of STI’s contracts. The components of other intangible assets associated with the acquisition were backlog, customer relationships and non-compete agreements valued preliminary at $7.8 million, $85.2 million and $0.3 million, respectively. Customer contracts and related relationships represent the underlying relationships and agreements with STI’s existing customers. Non-compete agreements represent the estimated value of the seller not competing with the Company for 4 years. Backlog, customer relationships and non-compete agreements are amortized over their estimated useful lives of 1 year, 20 years and 4 years, respectively, using the pattern of benefits method. The weighted-average amortization period for the intangible assets is 18.4 years.

Pro Forma Financial Information

The following unaudited pro forma summary presents consolidated information of the Company as if the acquisition had occurred at the beginning of the periods presented. The pro forma financial information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition and borrowings under our senior credit facility had occurred at the beginning of the period presented. The amounts have been calculated after applying the Company’s accounting policies and adjusting the results of STI to reflect the additional amortization expense resulting from recognizing intangible assets, the interest expense effect of the financing necessary to complete the acquisition and the consequential tax effects (in thousands).

	Six months ended June 30,
	2010	2009
Revenues	$1,262,838	$1,108,435
Net income	$59,869	$55,382

DDK Technology Group Acquisition-On March 13, 2009, we completed the acquisition of all outstanding equity interests of DDK Technology Group (DDK). The results of DDK’s operations have been included in our condensed consolidated financial statements since that date. The acquisition was consummated pursuant to stock purchase agreement (DDK Purchase Agreement), dated March 13, 2009, by and among ManTech, DDK and the shareholders of DDK. DDK was a privately held company, providing information technology and cyber security for several Department of Defense agencies.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

June 30, 2010

UNAUDITED

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

The components of intangible assets associated with the acquisition were backlog valued at $0.3 million and customer relationships valued at $3.9 million. Customer contracts and related relationships represent the underlying relationships and agreements with DDK’s existing customers. Backlog and customers relationships are amortized over their estimated useful lives of 1 year and 20 years, respectively, using the pattern of benefits method. The weighted-average amortization period for the intangible assets is 18.8 years.

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

The weighted average number of common shares outstanding is computed as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
Numerator for net income per Class A and Class B common stock:
Net income	$32,167	$28,532	$59,708	$53,010

Numerator for basic net income Class A common stock	$20,330	$17,566	$37,448	$32,439
Numerator for basic net income Class B common stock	$11,837	$10,966	$22,260	$20,571

Numerator for diluted net income Class A common stock	$20,413	$17,638	$37,619	$32,613
Numerator for diluted net income Class B common stock	$11,754	$10,894	$22,089	$20,397

Basic weighted average common shares outstanding
Class A common stock	22,872	21,909	22,645	21,752
Class B common stock	13,317	13,678	13,460	13,795

Effect of potential exercise of stock options
Class A common stock	254	237	280	303
Class B common stock	0	0	0	0

Diluted weighted average common shares outstanding - Class A	23,126	22,146	22,925	22,055

Diluted weighted average common shares outstanding - Class B	13,317	13,678	13,460	13,795

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

June 30, 2010

UNAUDITED

For the three months ended June 30, 2010 and 2009, options to purchase 1.9 million and 1.6 million shares, respectively, weighted for the portion of the period for which they were outstanding, were outstanding but not included in the computation of diluted earnings per share because the options’ effect would have been anti-dilutive. For the six months ended June 30, 2010 and 2009, options to purchase 1.7 million and 1.3 million shares, respectively, weighted for the portion of the period for which they were outstanding, were outstanding but not included in the computation of diluted earnings per share because the options’ effect would have been anti-dilutive. For the six months ended June 30, 2010 and 2009, shares issued from the exercise of stock options were 0.3 million and 0.1 million, respectively.

5. Receivables

We deliver a broad array of information technology and technical services solutions under contracts with the U.S. government, state and local governments and commercial customers. The components of contract receivables are as follows (in thousands):

	June 30, 2010	December 31, 2009
Billed receivables	$379,325	$346,984
Unbilled receivables:
Amounts billable	81,141	42,968
Revenues recorded in excess of funding	10,068	13,311
Revenues recorded in excess of milestone billings on fixed price contracts	0	141
Retainage	4,045	3,955
Allowance for doubtful accounts	(8,487)	(8,120)

Total receivables, net	$466,092	$399,239

Amounts billable consist principally of amounts to be billed within the next month. Revenues recorded in excess of funding are billable upon receipt of contractual amendments or other modifications. Revenues recorded in excess of milestone billings on fixed price contracts consist of amounts not expected to be billed within the next month. The retainage is billable upon completion of the contract performance and approval of final indirect expense rates by the government. Accounts receivable at June 30, 2010, are expected to be substantially collected within one year except for approximately $2.3 million.

6. Property and Equipment

Major classes of property and equipment are summarized as follows (in thousands):

	June 30, 2010	December 31, 2009
Furniture and equipment	$30,251	$28,725
Leasehold improvements	17,792	16,231

	48,043	44,956
Less: Accumulated depreciation and amortization	(32,452)	(30,458)

Total property and equipment, net	$15,591	$14,498

7. Goodwill and Other Intangibles

Under ASC 350, Intangibles - Goodwill and Other, goodwill is to be reviewed at least annually for impairment. We have elected to perform this review annually during the second quarter each calendar year. The 2010 review indicated no impairment and therefore resulted in no adjustments in goodwill.

The changes in the carrying amounts of goodwill during the year ended December 31, 2009 and the period ended June 30, 2010 are as follows (in thousands):

Goodwill Balance
Net amount at December 31, 2008	$479,516
Additional consideration for the acquisition of EWA	(206)
Acquisition-DDK	8,907

Net amount at December 31, 2009	488,217
Acquisition-STI	143,772

Net amount at June 30, 2010	$631,989

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

June 30, 2010

UNAUDITED

Intangible assets consisted of the following (in thousands):

	June 30, 2010			December 31, 2009
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized intangible assets:
Contract and program intangibles	$200,630	$49,989	$150,641	$107,430	$39,987	$67,443
Capitalized software cost for sale	8,348	8,211	137	10,138	9,955	183
Capitalized software cost for internal use	20,293	13,557	6,736	18,258	12,242	6,016
Other	58	18	40	58	16	42

Total other intangibles, net	$229,329	$71,775	$157,554	$135,884	$62,200	$73,684

Aggregate amortization expense relating to intangible assets for the three months ended June 30, 2010 and 2009 was $6.0 million and $3.1 million, respectively. Aggregate amortization expense relating to intangible assets for the six months ended June 30, 2010 and 2009 was $11.4 million and $6.2 million, respectively. We estimate that we will have the following amortization expense for the future periods indicated below (in thousands):

For the remaining six months ending December 31, 2010	$11,613
Year ending:
December 31, 2011	$16,982
December 31, 2012	$14,756
December 31, 2013	$13,215
December 31, 2014	$11,534
December 31, 2015	$10,014

8. Long-term Debt

Long-term debt consisted of the following:

	June 30, 2010	December 31, 2009
	(in thousands)
Revolving credit facility	$0	$0
7.25% senior unsecured notes	200,000	0

Long-term debt	$200,000	$0

Revolving Credit Facility-We maintain a revolving credit agreement with a syndicate of lenders led by Bank of America, N.A, as administrative agent. On December 18, 2009, we amended our revolving credit agreement to allow for additional flexibility in negative covenants, and specifically to increase the allowable acquisition limitation, the amount of unsecured debt the Company may have and the amount of stock that we may repurchase pursuant to a share repurchase program. The amended credit agreement provides for a revolving credit facility of up to $350.0 million in loan commitments, with a $25.0 million letter of credit sublimit and a $30.0 million swing line loan sublimit. The maturity date for the credit agreement is April 30, 2012.

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

The terms of the credit agreement permit prepayment and termination of the loan commitments at any time, subject to certain conditions. The credit agreement requires the Company to comply with specified financial covenants, including the maintenance of a certain leverage ratio and fixed charge coverage ratio. The credit agreement also contains various covenants, including affirmative covenants with respect to certain reporting requirements and maintaining certain business activities, and negative covenants that, among other things, may limit our ability to incur liens, incur additional indebtedness, make investments, make acquisitions, pay cash dividends and undertake certain additional actions. As of June 30, 2010, we were in compliance with our financial covenants under the credit agreement.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

June 30, 2010

UNAUDITED

We had no outstanding balance on our credit facility at June 30, 2010 and December 31, 2009. The maximum additional available borrowing under the credit facility at June 30, 2010 was $348.6 million. As of June 30, 2010, we were contingently liable under letters of credit totaling $1.4 million, which reduces our availability to borrow under our credit facility.

7.25% Senior Unsecured Notes-Effective April 13, 2010, the Company issued $200.0 million of 7.25% senior unsecured notes in a private placement that were resold inside the United States to qualified institutional buyers in reliance on Rule 144A under the Securities Act of 1933, and outside the United States to non-U.S. persons in reliance on Regulation S under the Securities Act of 1933. A portion of the proceeds was used to refinance existing funded debt incurred to pay for the STI acquisition. We intend to use additional proceeds for general corporate purposes, including financing for any future acquisitions.

Pursuant to the terms of a registration rights agreement entered into in connection with the issuance of the 7.25% senior unsecured notes, on July 22, 2010, ManTech commenced an offer to exchange $200.0 million in aggregate principal amount of 7.25% senior unsecured notes due 2018 that are registered under the Securities Act of 1933, as amended, for any and all of the outstanding 7.25% senior unsecured notes due 2018.

The 7.25% senior unsecured notes mature on April 15, 2018 with interest payable semi-annually starting on October 15, 2010. The 7.25% senior unsecured notes were issued at 100% of the aggregate principal amount and are effectively subordinate to the Company’s existing and future senior secured debt (to the extent of the value of the assets securing such debt), including debt outstanding under our senior credit facility. The 7.25% senior unsecured notes may be redeemed, in whole or in part, at any time, at the option of the Company subject to certain conditions specified in the indenture governing the 7.25% senior unsecured notes. The 7.25% senior unsecured notes are guaranteed, jointly and severally, on a senior unsecured basis by each of our wholly-owned domestic subsidiaries that also guarantee debt obligations under our senior credit facility.

The fair value of the 7.25% senior unsecured notes as of June 30, 2010 was approximately $204.0 million based on quoted market prices.

The Company incurred approximately $4.9 million in issuance costs, which are being amortized to interest expense over the contractual life of the 7.25% senior unsecured notes, resulting in an effective rate of 7.67%.

The indenture governing the 7.25% senior unsecured notes contains restrictive covenants, which, subject to important exceptions and qualifications specified in such indenture, will, among other things, limit our ability and the ability of our subsidiaries that guarantee the 7.25% senior unsecured notes to: pay dividends or distributions, repurchase equity, prepay subordinated debt or make certain investments; incur additional debt or issue certain disqualified stock and preferred stock; incur liens on assets; merge or consolidate with another company or sell all or substantially all assets; allow to exist certain restrictions on the ability of the guarantor to transfer assets; and enter into sale and lease-back transactions. The indenture also contains certain change of control provisions as well as customary events of default. An event of default under the indenture will allow either the trustee of the notes or the holders of at least 25% in principal amount of the then outstanding notes to accelerate, or in certain cases, will automatically cause the acceleration of, the amounts due under the notes. As of June 30, 2010, the Company was in compliance with all required covenants.

9. Commitments and Contingencies

Payments to us on cost-reimbursable contracts with the U.S. government are provisional payments subject to adjustment upon audit by the Defense Contract Audit Agency (DCAA). The majority of audits for 2002, 2003 and 2004 have been completed and resulted in no material adjustments. The remaining audits for 2002 through 2009 are not expected to have a material effect on our financial position, results of operations or cash flow.

In the normal course of business, we are involved in certain governmental and legal proceedings, claims and disputes and have litigation pending under several suits. We believe that the ultimate resolution of these matters will not have a material effect on our financial position, results of operations or cash flows.

10. Stock-Based Compensation

        In June 2006, the Company’s stockholders approved our 2006 Management Incentive Plan (the Plan), which was designed to enable us to attract, retain and motive key employees. Awards granted under the Plan are settled in shares of Class A common stock. At the beginning of each year, the Plan provides that the number of shares available for issuance automatically increases by an amount equal to one and one-half percent of the total number of shares of Class A and Class B common stock outstanding on December 31st of the previous year. On January 4, 2010, 539,466 additional shares were made available for issuance under the Plan. Through June 30, 2010, the remaining aggregate number of shares of our common stock authorized for issuance under the Plan was 1,493,120. Through June 30, 2010, 3,993,193 shares of our Class A common stock have been issued as a result of the awards granted under the Plan. The Plan expires in June 2016.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

June 30, 2010

UNAUDITED

The Plan is administered by the compensation committee of our Board of Directors, along with its delegates. Subject to the express provisions of the Plan, the committee has the Board of Directors authority to administer and interpret the Plan, including the discretion to determine the exercise price, vesting schedule, contractual life and the number of shares to be issued.

Stock Compensation Expense-For the three months ended June 30, 2010 and 2009, we recorded $0.6 million and $1.8 million of stock-based compensation cost, respectively. For the six months ended June 30, 2010 and 2009, we recorded $3.3 million and $3.6 million of stock-based compensation cost, respectively. No compensation expense of employees with stock awards, including stock-based compensation expense, was capitalized during the periods. For the six months ended June 30, 2010 and 2009, the total recognized tax benefit from the exercise of stock options was $0.3 million and $0.2 million, respectively.

Stock Options-We typically issue options that vest in three equal installments, beginning on the first anniversary of the date of grant. Under the terms of the Plan, the contractual life of the option grants may not exceed eight years. During the six months ended June 30, 2010 and 2009, we issued options that expire five years from the date of grant.

Stock Option Fair Value Determination-We have used the Black-Scholes-Merton option pricing model to determine fair value of our awards on date of grant. We will reconsider the use of the Black-Scholes-Merton model if additional information becomes available in the future that indicates another model would be more appropriate or if grants issued in future periods have characteristics that cannot be reasonably estimated under this model.

The following weighted-average assumptions were used for option grants during the six months ended June 30, 2010 and 2009:

Volatility. The expected volatility of the options granted was estimated based upon historical volatility of the Company’s share price through weekly observations of the Company’s trading history. For the six months ended June 30, 2010 and 2009, we used a volatility of 39.2% and 40.3%, respectively.

Expected Term. The expected term of options granted to employees during the six months ended June 30, 2010 and 2009 was determined from historical exercise of the grantee population. For all grants valued during the six months ended June 30, 2010 and 2009, the options had graded vesting over 3 years (33.3% of the options in each grant vest annually) and the contractual term was 5 years. For the six months ended June 30, 2010 and 2009, the options had a weighted-average expected term of 2.95 years and 2.85 years, respectively.

Risk-free Interest Rate. The yield on zero-coupon U.S. Treasury strips was used to extrapolate a forward-yield curve. This “term structure” of future interest rates was then input into numeric model to provide the equivalent risk-free rate to be used in the Black-Scholes-Merton model based on expected term of the underlying grants. For the six months ended June 30, 2010 and 2009, the weighted-average risk-free interest rate used was 1.5% and 1.3%, respectively.

Dividend Yield. The Black-Scholes-Merton valuation model requires an expected dividend yield as an input. We have not issued dividends in the past nor do we expect to issue dividends in the future. As such, the dividend yield used in our valuations for the six months ended June 30, 2010 and 2009 was zero.

Stock Option Activity-During the six months ended June 30, 2010, we granted stock options to purchase 622,000 shares of Class A common stock at a weighted-average exercise price of $49.77 per share, which reflects the fair market value of the shares on the date of grant. The weighted-average fair value of options granted during the six months ended June 30, 2010 and 2009, as determined under the Black-Scholes-Merton valuation model, was $13.93 and $12.19, respectively. These options vest in 3 equal installments over 3 years and have a contractual term of 5 years. Option grants that vested during the six months ended June 30, 2010 and 2009 had a combined fair value of $5.0 million and $4.7 million, respectively.

Information with respect to stock option activity and stock options outstanding for the year ended December 31, 2009 and the six months ended June 30, 2010.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

June 30, 2010

UNAUDITED

	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value (in thousands)
Shares under option, December 31, 2008	1,961,149	$35.75
Options granted	1,359,500	$47.65
Options exercised	(394,949)	$31.81	$6,529
Options cancelled and expired	(207,517)	$42.34

Shares under option, December 31, 2009	2,718,183	$41.85	$17,643
Options granted	622,000	$49.77
Options exercised	(254,261)	$35.34	$3,464
Forfeitures	(238,914)	$47.19

Shares under option, June 30, 2010	2,847,008	$43.96	$9,209

The following table summarizes nonvested stock options for the six months ended June 30, 2010:

	Number of Shares	Weighted Average Fair Value
Nonvested stock options at December 31, 2009	1,871,749	$13.05
Options granted	622,000	$13.93
Vested during period	(429,917)	$11.55
Options forfeited (non-vested)	(222,580)	$11.28

Nonvested shares under option, June 30, 2010	1,841,252	$13.81

Information concerning stock options outstanding and stock options expected to vest at June 30, 2010:

	Options Exercisable and Expected to Vest	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Aggregate Intrinsic Value (in thousands)
Stock options exercisable	1,005,756	2.4	$34.90	$8,661
Stock options expected to vest	1,265,406	3.7	$47.37	$529

Options exercisable and expected to vest	2,271,162

Unrecognized compensation expense related to outstanding stock options expected to vest as of June 30, 2010 was $13.2 million. The expense is expected to be recognized over a weighted-average period of 2.0 years and will be adjusted for any future changes in estimated forfeitures.

Restricted Stock-Under the Plan, we have issued Restricted Stock. A restricted stock award is an issuance of shares that cannot be sold or transferred by the recipient until the vesting period lapses. Restricted shares issued to employees vest over three years in one-third increments on the first, second and third anniversaries of the grant date, contingent upon employment with the Company on the vesting dates. Restricted shares issued to our Board of Directors vest in one year. The related compensation expense is recognized over the service period and is based on the grant date fair value of the stock and the number of shares expected to vest.

Restricted Stock Activity-During the six months ended June 30, 2010, we granted 51,000 shares of restricted stock. The following table summarizes the restricted stock activity during the six months ended June 30, 2010:

	Number of Shares	Grant Date Fair Value (in thousands)
Nonvested, December 31, 2009	0
Granted	51,000	$2,447
Vested	0
Forfeited	0

Nonvested, June 30, 2010	51,000

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

June 30, 2010

UNAUDITED

11. Business Segment and Geographic Area Information

We have one reportable segment. We deliver a broad array of information technology and technical services solutions under contracts with the U.S. government, state and local governments and commercial customers. Our federal government customers typically exercise independent contracting authority, and even offices or divisions within an agency or department may directly, or through a prime contractor, use our services as a separate customer so long as that customer has independent decision-making and contracting authority within its organization. Revenues from the U.S. government under prime contracts and subcontracts were approximately 98.7% and 98.1% of our total revenue for the six months ended June 30, 2010 and 2009, respectively. There were no sales to any customers within a single country (except for the United States) where the sales accounted for 10% or more of total revenue. We treat sales to U.S. government customers as sales within the United States regardless of where the services are performed. Substantially all assets of continuing operations were held in the United States for the periods ended June 30, 2010 and December 31, 2009. Revenues by geographic customer and the related percentages of total revenues for the three and six months ended June 30, 2010 and 2009 were as follows (in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2010		2009		2010		2009
United States	$656,274	99.2%	$509,022	99.0%	$1,238,995	99.2%	$953,361	98.9%
International	5,337	0.8%	5,046	1.0%	10,173	0.8%	10,277	1.1%

	$661,611	100.0%	$514,068	100.0%	$1,249,168	100.0%	$963,638	100.0%

During the three and six months ended June 30, 2010 and 2009, our U.S. Army Tank-Automotive Armaments Command (TACOM) contract exceeded 10% of our revenue from external customers.

	Three Months Ended June 30,				Six Months Ended June 30,
	2010	%	2009	%	2010	%	2009	%
	(dollars in thousands)
Revenues from external customers:
U.S. Army TACOM	$77,830	12%	$107,130	21%	$166,346	13%	$160,989	17%
All other contracts	583,781	88%	406,938	79%	1,082,822	87%	802,649	83%

ManTech Consolidated	$661,611	100%	$514,068	100%	$1,249,168	100%	$963,638	100%

Operating Income:
U.S. Army TACOM	$5,321	9%	$5,042	11%	$10,379	10%	$9,111	11%
All other contracts	51,208	91%	39,831	89%	91,382	90%	76,120	89%

ManTech Consolidated	$56,529	100%	$44,873	100%	$101,761	100%	$85,231	100%

	June 30, 2010%		December 31, 2009%
	(dollars in thousands)
Receivables:
U.S. Army TACOM	$29,324	6%	$57,230	14%
All other contracts	436,768	94%	342,009	86%

ManTech Consolidated	$466,092	100%	$399,239	100%

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

Although forward-looking statements in this Quarterly Report reflect the good faith judgment of management, such statements can only be based on facts and factors currently known by us. Consequently, forward-looking statements are inherently subject to risks and uncertainties, and actual results and outcomes may differ materially from the results and outcomes discussed in or anticipated by the forward-looking statements. We believe that it is important to communicate our future expectations to our investors. However, there may be events in the future that we are not able to predict accurately or control. Factors that could cause actual results to differ materially from the results we anticipate include, but are not limited to, the following:

•	adverse changes in U.S. government spending priorities;

•	failure to retain existing U.S. government contracts, win new contracts or win recompetes;

•	risks associated with complex U.S. government procurement laws and regulations;

•	adverse results of U.S. government audits of our government contracts;

•	risk of contracts performance, modification or termination;

•	curtailment of the U.S. Government’s outsourcing of certain services that we provide;

•	failure to obtain option awards, task orders or funding under contracts;

•	adverse changes in our mix of contract types;

•

risks of financing, such as increases in interest rates, restrictions imposed by our outstanding indebtedness, including the ability to meet existing financial covenants, and risks related to an inability to obtain new or additional financing;

•	failure to successfully integrate recently acquired companies or businesses into our operations or to realized any accretive or synergistic effects from such acquisitions;

•	failure to identify, execute or effectively integrate future acquisitions; and

•	competition.

We urge you not to place undue reliance on these forward-looking statements, which speak only as of the date of this Quarterly Report. These and other risk factors are more fully described and discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009, previously filed with the Securities and Exchange Commission (SEC) and Item 1.A. of Part II of this Quarterly Report, and from time to time, in our other filings with the SEC. We undertake no obligation to revise or update any forward-looking statements in order to reflect any event or circumstance that may arise after the date of this Quarterly Report. We also suggest that you carefully review and consider the various disclosures made in this Quarterly Report that attempt to advise interested parties of the risks and factors that may affect our business, financial condition, results of operations and prospects.

Introduction and Overview

ManTech is a leading provider of innovative technologies and solutions for mission-critical national security programs for the Intelligence Community; the departments of Defense, State, Homeland Security and Justice; and other U.S. federal government customers. Our expertise includes systems engineering, systems integration, enterprise architecture, cyber security, information assurance, intelligence operations and analysis support, network and critical infrastructure protection, information operations and information warfare support, information technology, communications integration, global logistics and supply chain management and service oriented architectures. Our commitment to customer mission is one of our key differentiators. We currently have approximately 9,100 highly qualified employees operating in approximately 40 countries worldwide.

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

We recommend that you read this discussion and analysis in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009, previously filed with the SEC as well as the quarterly financial statements and notes contained within this Form 10-Q filing.

Three Months Ended June 30, 2010 Compared to the Three Months Ended June 30, 2009

	Three Months Ended June 30,				Period-to-Period Change
	2010	2009	2010	2009	2009 to 2010
	Dollars		Percentages		Dollars	Percent
	(dollars in thousands)
REVENUES	$661,611	$514,068	100.0%	100.0%	$147,543	28.7%
Cost of services	562,306	422,242	85.0%	82.1%	140,064	33.2%
General and administrative expenses	42,776	46,953	6.5%	9.1%	(4,177)	-8.9%

OPERATING INCOME	56,529	44,873	8.5%	8.8%	11,656	26.0%
Interest expense	(3,598)	(404)	0.5%	0.1%	(3,194)	790.6%
Interest income	57	47	0.0%	0.0%	10	21.3%
Other expense, net	(270)	111	0.0%	0.0%	(381)	-343.2%

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	52,718	44,627	8.0%	8.7%	8,091	18.1%
Provision for income taxes	(20,551)	(16,095)	3.1%	3.1%	(4,456)	27.7%

NET INCOME	$32,167	$28,532	4.9%	5.6%	$3,635	12.7%

Revenues

Revenues increased 28.7% to $661.6 million for the three months ended June 30, 2010, compared to $514.1 million for the same period in 2009. The increase was primarily due to our acquisition of Sensor Technologies Inc. (STI) on January 15, 2010. Intelligence, Surveillance and Reconnaissance (ISR) system infrastructure services contributed revenue growth of $146.8 million, including $129.8 million from contracts obtained through the acquisition of STI. Revenue growth of $13.4 million came from our cyber security related contracts. These increases were partially offset by a decrease due to lower procurement of materials on our contracts for the installation, sustainment and repair of communication systems and heavily armored vehicles designed to counter or clear mines and improvised explosive devices (IED), such as the Route Clearance family of vehicles supporting the U.S. Army Tank-Automotive Armaments Command (TACOM).

Cost of services

Cost of services increased 33.2% to $562.3 million for the three months ended June 30, 2010, compared to $422.2 million for the same period in 2009. The increase in cost of services is primarily due to our acquisition of STI. As a percentage of revenues, cost of services increased 2.9% to 85.0% for the three months ended June 30, 2010 as compared to 82.1% for the same period in 2009. Direct labor costs, which include applicable fringe benefits and overhead, increased by 14.8% over the same period in 2009 primarily due to growth in staff supporting global logistics, supply chain management and ISR programs, as well as the acquisition of STI. As a percentage of revenue, direct labor costs decreased 4.1% to 34.4% for the three months ended June 30, 2010, compared to 38.5% for the same period in 2009. The decrease in direct labor as a percentage of revenues is primarily due to the relative mix of direct labor and other direct costs. Other direct costs, which include subcontractors and third party equipment and materials used in the performance of our contracts, increased by 49.4% over the same period in 2009. The increase in other direct costs was primarily due to subcontractors related to STI contracts. As a percentage of revenues, other direct costs increased by 7.0% from 43.6% for the three months ended June 30, 2009 to 50.6% for the same period in 2010.

General and administrative expenses

General and administrative expenses decreased 8.9% to $42.8 million for the three months ended June 30, 2010, compared to $47.0 million for the same period in 2009. The decrease is primarily due to various expense cutting efforts by management and the final consolidation of SRS Technologies back office function into our centralized functions in late 2009. The Company also experienced lower expenses for legal services and for services related to the compliance area due to new process efficiencies, as well as reduced stock based compensation expenses due to higher forfeiture estimates. These decreases were partially offset by increases in amortization of intangible assets from the acquisition of STI. As a percentage of revenues, general and administrative expenses decreased to 6.5% from 9.1% for the three months ended June 30, 2010 and 2009, respectively, due to a reduction in overall expenses and the leveraging of our general and administrative costs over a larger base.

Interest expense

Interest expense increased $3.2 million to $3.6 million for the three months ended June 30, 2010, compared to $0.4 million for the same period in 2009. The increase in interest expense is due to an increased level of indebtedness related to the acquisition of STI in January 2010 and a higher interest rate on our new debt. We incurred $3.2 million of interest expense related to our 7.25% senior unsecured notes issued in April 2010. We utilized proceeds from the note issuance to pay off all outstanding borrowings under our credit facility. Borrowings under our credit facility were used to finance the acquisition of STI. The interest rate on the notes is higher than the interest currently available to us under our credit facility. We expect to incur $3.8 million in interest expense each quarter related to the notes until they are retired.

Net income

Net income increased 12.7% to $32.2 million for the three months ended June 30, 2010, compared to $28.5 million for the same period in 2009. The increase in net income was primarily driven by the acquisition of STI and an overall reduction in general and administrative expenses offset by an increase in interest expense as well as an increase in our effective tax rate. Our effective tax rates for the three months ended June 30, 2010 and 2009 were 39.0% and 36.1%, respectively. The increase in our effective tax rate is largely attributable to losses within our deferred compensation plan.

Six Months Ended June 30, 2010 Compared to the Six Months Ended June 30, 2009

	Six Months Ended June 30,				Period-to-Period Change
	2010	2009	2010	2009	2009 to 2010
	Dollars		Percentages		Dollars	Percent
	(dollars in thousands)
REVENUES	$1,249,168	$963,638	100.0%	100.0%	$285,530	29.6%
Cost of services	1,061,872	792,546	85.0%	82.2%	269,326	34.0%
General and administrative expenses	85,535	85,861	6.8%	8.9%	(326)	-0.4%

OPERATING INCOME	101,761	85,231	8.2%	8.9%	16,530	19.4%
Interest expense	(4,595)	(707)	0.4%	0.1%	(3,888)	549.9%
Interest income	185	116	0.0%	0.0%	69	59.5%
Other expense, net	(332)	108	0.0%	0.0%	(440)	-407.4%

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	97,019	84,748	7.8%	8.8%	12,271	14.5%
Provision for income taxes	(37,311)	(31,738)	3.0%	3.3%	(5,573)	17.6%

NET INCOME	$59,708	$53,010	4.8%	5.5%	$6,698	12.6%

Revenues

Revenues increased 29.6% to $1,249.2 million for the six months ended June 30, 2010, compared to $963.6 million for the same period in 2009. The increase was primarily due to our acquisition of STI as well as our contracts supporting forward deployments in Iraq, Afghanistan and other locations around the world. ISR systems infrastructure services contributed revenue growth of $249.6 million, including $219.3 million from contracts obtained through the acquisition of STI. Our cyber security related contracts also contributed revenue growth of $25.6 million. Revenue growth of $11.9 million came from contracts for the installation, sustainment and repair of communication systems and heavily armored vehicles designed to counter or clear mines and IEDs, such as the Route Clearance family of vehicles supporting TACOM.

We are expecting the growth in revenues to continue for the remainder of 2010 as a result of our acquisition of STI and continued expansion in areas of cyber security, ISR systems infrastructure maintenance and repair, Systems Engineering and Technical Assistance (SETA) and services supporting global logistics and supply chain maintenance. While we believe there will be continued growth in our global logistics and supply chain management contracts, we recognize the uncertainty in the U.S. mission and priority of funding for combat operations in Iraq and Afghanistan. The continued growth in our cyber security contracts is expected as a result of funding under the Government’s Comprehensive National Cyber Initiative.

Cost of services

Cost of services increased 34.0% to $1,061.9 million for the six months ended June 30, 2010, compared to $792.5 million for the same period in 2009. The increase in cost of services is primarily due to our acquisition of STI as well as our IED and property management contracts. As a percentage of revenues, cost of services increased 2.8% to 85.0% for the six months ended June 30, 2010 as compared to 82.2% for the same period in 2009. Direct labor costs, which includes applicable fringe benefits and overhead, increased by 13.9% over the same period in 2009 primarily due to growth in staff supporting global logistics, supply chain management and ISR programs, as well as our acquisition of STI. As a percentage of revenues, direct labor costs decreased 4.9% to 35.2% for the six months ended June 30, 2010, compared to 40.1% for the same period in 2009. The decrease in direct labor as a percentage of revenues is primarily due to the relative mix of direct labor and other direct costs. Other direct costs, which include subcontractors and third party equipment and materials used in the performance of our contracts, increased by 53.1% over the same period in 2009. The increase in other direct costs was primarily due to subcontractors related to STI contracts. As a percentage of revenues, other direct costs increased by 7.7% from 42.1% for the six months ended June 30, 2009 to 49.8% for the same period in 2010. We expect cost of services to increase, consistent with revenue, for the remainder of fiscal year 2010.

General and administrative expenses

General and administrative expenses decreased 0.4% to $85.5 million for the six months ended June 30, 2010, compared to $85.9 million for the same period in 2009. The decrease is primarily due to various expense cutting efforts by management and the final consolidation of SRS Technologies back office function into our centralized functions in late 2009. The Company also experienced lower expenses for legal services and for services related to the compliance area due to new process efficiencies, as well as reduced stock based compensation expense due to higher forfeiture estimates. These decreases were partially offset by an increase in amortization of intangible assets related to the acquisition of STI. As a percentage of revenues, general and administrative expenses decreased 2.1% from 8.9% to 6.8% for the six months ended June 30, 2010 and 2009, respectively.

Interest expense

Interest expense increased $3.9 million to $4.6 million for the six months ended June 30, 2010, compared to $0.7 million for the same period in 2009. The increase in interest expense is due to an increased level of indebtedness related to the acquisition of STI in January 2010 and a higher interest rate on our new debt. We incurred $3.2 million of interest expense related to our 7.25% senior unsecured notes issued in April 2010. We utilized proceeds from the note issuance to pay off all outstanding borrowings under our credit facility. Borrowings under our credit facility were used to finance the acquisition of STI. The interest rate on the notes is higher than the interest currently available to us under our credit facility.

Net income

Net income increased 12.6% to $59.7 million for the six months ended June 30, 2010, compared to $53.0 million for the same period in 2009. The increase was primarily driven by our acquisition of STI and our contracts supporting forward deployments. These increases were partially offset by increases in interest expense and our effective tax rate as well as a reduction in profitability on some of our other contracts. Our effective tax rates for the six months ended June 30, 2010 and 2009 were 38.5% and 37.5%, respectively.

Backlog

At June 30, 2010 and December 31, 2009, our backlog was $4.5 billion and $3.8 billion, respectively, of which $1.4 billion and $1.1 billion, respectively, was funded backlog. Backlog represents estimates that we calculate on a consistent basis. Additional information on how we determine backlog is included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009, previously filed with the SEC.

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

Liquidity and Capital Resources

Our primary liquidity needs are the financing of acquisitions, working capital and capital expenditures. Our primary source of liquidity is cash provided by operations, our 7.25% senior unsecured notes and our revolving credit facility. At June 30, 2010, we had no outstanding balance under our credit facility. At June 30, 2010, we were contingently liable under letters of credit totaling $1.4 million, which reduces our ability to borrow under our credit facility. The maximum available borrowing under our credit facility at June 30, 2010 was $348.6 million. At June 30, 2010, we had $200.0 million of our 7.25% senior unsecured notes outstanding.

In April 2010, we utilized the proceeds from the 7.25% senior unsecured notes issuance to pay off the outstanding balance under our credit facility and the remainder will be utilized to fund future acquisitions.

Generally, cash provided by operating activities is adequate to fund our operations. Due to fluctuations in our cash flows and the growth in our operations, it is necessary from time to time to increase borrowings under our credit facility to meet cash demands.

Cash flows from operating activities

	Six Months Ended June 30,
(in thousands)	2010	2009
Net cash flow from operating activities	$112,749	$66,885

Our operating cash flow is primarily affected by the overall profitability of our contracts, our ability to invoice and collect from our clients in a timely manner and our ability to manage our vendor payments. We bill most of our customers and prime contractors monthly after services are rendered. Increased cash flow from operations during the six months ended June 30, 2010 compared to the same period in 2009 was a result of timing of vendor payments and accrued salaries as well as increased net income. Our accounts receivable days sales outstanding ratio was 63 and 66 for the periods ended June 30, 2010 and 2009, respectively.

Cash flows from investing activities

	Six Months Ended June 30,
(in thousands)	2010	2009
Net cash flow from investing activities	($241,233)	($16,551)

Our cash flow from investing activities consists primarily of capital expenditures, leasehold improvements, software and business acquisitions. Cash outflows during the six months ended June 30, 2010 were primarily due to the acquisition of STI on January 15, 2010 for approximately $236.1 million, net of cash acquired. Cash outflows during the six months ended June 30, 2009 were primarily due to the acquisition of DDK on March 13, 2009 for $14.0 million as well as purchases of equipment and software for internal use.

Cash flows from financing activities

	Six Months Ended June 30,
(in thousands)	2010	2009
Net cash flow from financing activities	$204,568	($21,268)

Cash flow from financing during the six months ended June 30, 2010 resulted primarily from the issuance of 7.25% senior unsecured notes for $200.0 million and the proceeds from the exercise of stock options, offset by debt issuance costs. The proceeds of our notes issuance were utilized to payoff outstanding amounts under our credit facility. We utilized $200.0 million in borrowings under our credit facility to finance our acquisition of STI. Cash flow from financing during the six months ended June 30, 2009 resulted primarily from payments under our credit facility of $24.1 million partially offset by proceeds from the exercise of stock options of $2.6 million.

Credit Agreement

We believe the capital resources available to us under our credit agreement with up to $350.0 million in loan commitments and cash from our operations are adequate to fund our ongoing operations and to support the internal growth we expect to achieve for at least the next twelve months. We anticipate financing our external growth from acquisitions and our longer-term internal growth through one or more of the following sources: cash from operations, use of the existing revolving facility, 7.25% senior unsecured notes issued April 13, 2010 and additional borrowing or issuance of equity. At June 30, 2010, we had no outstanding balance under our credit facility.

For a more fulsome discussion of our credit agreement, including certain financial and other covenants with which we must comply, please see Note 8 to our Financial Statements including herein. As of June 30, 2010, the Company was in compliance with the financial covenants under the credit agreement.

7.25% Senior Unsecured Notes Due 2018

Effective April 13, 2010, the Company issued $200.0 million of 7.25% senior unsecured notes in a private placement that were resold inside the United States to qualified institutional buyers in reliance on Rule 144A under the Securities Act of 1933, and outside the United States to non-U.S. persons in reliance on Regulation S under Securities Act of 1933. The 7.25% senior unsecured notes mature on April 15, 2018 with interest payable semi-annually starting on October 15, 2010. A portion of the proceeds from the issuance was used to pay-off the outstanding balance under our credit agreement.

Pursuant to the terms of a registration rights agreement entered into in connection with the issuance of the 7.25% senior unsecured notes, on July 22, 2010 ManTech commenced an offer to exchange $200.0 million in aggregate principal amount of 7.25% senior unsecured notes due 2018 that are registered under the Securities Act of 1933, as amended, for any and all of the outstanding 7.25% senior unsecured notes due 2018.

For a more fulsome discussion of our 7.25% senior unsecured notes, including certain covenants contained in the indenture governing the notes, please see Note 8 to our Financial Statements including herein. As of June 30, 2010, the Company was in compliance with all covenants required by the indenture.

Critical Accounting Estimates and Policies

Critical accounting policies are defined as those that are reflective of significant judgments and uncertainties, and potentially result in materially different results under different assumptions and conditions. Application of these policies is particularly important to the portrayal of our financial condition and results of operations. The discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these condensed consolidated financial statements requires management to make estimates and judgments that affect the reported amount of assets, liabilities, revenues and expenses. Actual results may differ from these estimates under different assumptions or conditions. Our significant accounting policies, including the critical accounting policies and practices listed below, are more fully described and discussed in the notes to consolidated financial statements for the fiscal year 2009 included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009, filed with the SEC on February 26, 2010.

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

We derive the majority of our revenue from cost-plus-fixed-fee, cost-plus-award-fee, firm-fixed-price or time-and-materials contracts. Revenues for cost-reimbursement contracts are recorded as reimbursable costs are incurred, including an estimated share of the applicable contractual fees earned. For performance-based fees under cost reimbursable contracts that are subject to the Accounting Standards Codification (ASC) 605-35, Construction-Type and Certain Production-Type Contracts, we recognize the relevant portion of the expected fee to be awarded by the client at the time such fee can be reasonably estimated, based on factors such as our prior award experience and communications with the client regarding performance. For cost reimbursable contracts with performance-based fee incentives that are subject to the provisions of SEC Topic 13, Revenue Recognition, we recognize the relevant portion of the fee upon customer approval. For time-and-material contracts, revenue is recognized to the extent of billable rates times hours delivered plus material and other reimbursable costs incurred. For long-term fixed-price production contracts, revenue is recognized at a rate per unit as the units are delivered, or by other methods to measure services provided. Revenues from other long-term fixed-price contracts is recognized ratably over the contract period or by other appropriate methods to measure services provided. Contract costs are expensed as incurred except for certain limited long-term contracts noted below. For long-term contracts specifically described in the ASC 605-35, we apply the percentage of completion method. Under the percentage of completion method, income is recognized at a consistent profit margin over the period of performance based on estimated profit margins at completion of the contract. This method of accounting requires estimating the total revenues and total contract cost at completion of the contract. During the performance of long-term contracts, these estimates are periodically reviewed and revisions are made as required. The impact on revenue and contract profit as a result of these revisions is included in the periods in which the revisions are made. This method can result in the deferral of costs or the deferral of profit on these contracts. Because we assume the risk of performing a fixed-price contract at a set price, the failure to accurately estimate ultimate costs or to control costs during performance of the work could result, and in some instances has resulted, in reduced profits or losses for such contracts. Estimated losses on contracts at completion are recognized when identified. In certain circumstances, revenues are recognized when contract amendments have not been finalized.

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

We review goodwill at least annually for impairment. We have elected to perform this review annually during the second quarter of each calendar year. No adjustments were necessary as a result of this review during the quarter ended June 30, 2010.

Whenever events or changes in circumstances indicate that the carrying amount of long-lived assets may be fully recoverable, we evaluate the probability that future undiscounted net cash flows, without interest charges, will be less than the carrying amount of the assets. If any impairment were indicated as a result of this review, we recognize a loss based on the amount by which the carrying amount exceeds the estimated fair value.

Accounting Standard Updates

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

In January 2010, Accounting Standards Update No. 2010-02, Consolidation (Topic 810): Accounting and Reporting for Decreases in Ownership of a Subsidiary – a Scope Clarification, was issued. The objective of this Update is to address implementation issues related to the changes in ownership provisions in ASC 810-10, Consolidation - Overall. The amendments in this Update affect accounting and reporting by an entity that experiences a decrease in ownership in a subsidiary that is a business or non-profit. The amendments also affects accounting and reporting by an entity that exchanges a group of assets that constitutes a business or nonprofit activity for an equity interest in another entity. The amendments affect entities that have previously adopted the decrease in ownership provisions of ASC 810-10 but have applied the guidance in that Subtopic differently from the guidance provided in the Update. This Update provides amendments to ASC 810-10 and related guidance within U.S. GAAP to clarify the scope of the decrease in ownership provisions of the Subtopic and related guidance applies to a subsidiary or group of assets that is a business or non-profit activity; a subsidiary that is a business or non-profit activity that is transferred to an equity method investee or joint venture; and an exchange of a group of assets that constitutes a business or nonprofit activity for a noncontrolling interest in an entity. The amendments in this Update expand the disclosures about the deconsolidation of a subsidiary or derecognition of a group of assets within the scope of ASC 810-10. In addition to the existing disclosures, an entity should disclose the valuation techniques used to measure the fair value of any retained investment in the former subsidiary or group of assets and information that enables users of its financial statements to assess the input used to develop the measurement; the nature of continuing involvement with the subsidiary or entity the group of assets after it has been deconsolidated or derecognized; and whether the transaction that resulted in the deconsolidation of the subsidiary or the derecognition of the group of assets was with a related party or whether the former subsidiary or entity acquiring the group of assets will be a related party after deconsolidation. An entity also should disclose the valuation techniques used to measure an entity interest in an acquiree held by the entity immediately before the acquisition date in a business combination achieved in stages. The amendments in this Update are effective beginning in the period that an entity adopts Statement of Financial Accounting Standard (SFAS) 160, which was codified in July 2009 in ASC 810-10. If an entity has previously adopted SFAS 160 as of the date the amendments in this Update are included in the ASC, the amendments in this Update are effective beginning in the first interim or annual reporting period ending on or after December 15, 2009. The amendments in this Update should be applied retrospectively to the first period that an entity adopted SFAS 160. We do not anticipate that the adoption of Accounting Standards Update No. 2010-02 will have any significant impact on the Company’s results of operations or financial position.

Item 3.	Quantitative and Qualitative Disclosure about Market Risks

Our exposure to market risks relates to changes in interest rates for borrowing under our revolving credit facility. At June 30, 2010, we had no outstanding balance on our revolving credit facility. Borrowings under our revolving credit facility bear interest at variable rates. A hypothetical 10% increase in interest rates would increase our annual interest expense for the six months ended June 30, 2010, by $0.1 million.

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

As of June 30, 2010, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), management evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 of the Exchange Act. Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective, as of the end of the period covered by this report, such that the information relating to us that is required to be disclosed in our reports filed with the SEC (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and (ii) is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

See “Item 1.A. Risk Factors” in our Annual Report on Form, 10-K for the year ended December 31, 2009 for a detailed discussion of risk factors affecting ManTech. As of the date of filing this Quarterly Report on Form 10-Q, we have updated or added to those previously reported risk factors as follows:

Covenants in the instruments governing our indebtedness may restrict our financial and operating flexibility.

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

On April 13, 2010, we issued an aggregate principal amount of $200,000,000 of 7.25% senior unsecured notes due 2018. The 7.25% senior unsecured notes are general unsecured senior obligations and are guaranteed by our existing and future wholly-owned domestic subsidiaries that also guarantee debt obligations under our credit facility. These 7.25% senior unsecured notes are subordinate to our existing and future senior secured debt (to the extent of the value of the assets securing such debt), including any indebtedness under our credit facility. The indenture governing these notes contains covenants that, subject to important exceptions and qualifications specified in the indenture, will, among other things, limit our ability and the ability of our subsidiaries that guarantee the 7.25% senior unsecured notes to: pay dividends and distributions; repurchase equity; prepay subordinated debt or make certain investments; incur additional debt or issue certain disqualified stock and preferred stock; incur liens on assets; mere or consolidate with another company or sell all or substantially all assets; allow to exist certain restrictions on the ability of the guarantors to transfer assets; and enter into sale and lease-back transactions. Further, upon the occurrence of a change of control (as defined in the indenture), we will be required, unless certain conditions are met, to make an offer to repurchase the 7.25% senior unsecured notes at a price equal to 101% of the principal amount of the 7.25% senior unsecured notes, plus any accrued and unpaid interest to the date of purchase.

As a result of such covenants and restrictions in the instruments governing our indebtedness, we will be limited in how we conduct our business and we may be unable to raise additional debt or equity financing to take advantage of new business opportunities. In addition, our ability to satisfy the financial ratios required by our instruments of indebtedness can be affected by events beyond our control and we cannot assure you that we will meet these ratios. We cannot assure you that we will be able to maintain compliance with these covenants in the future and, if we fail to do so, we may be in default under our credit facility or the indenture, and we may be prohibited from undertaking actions that are necessary or desirable to maintain and expand our business.

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

Default under the indenture governing our 7.25% senior unsecured notes will allow either the trustee or the holders of at least 25% in principal amount of the then outstanding 7.25% senior unsecured notes to accelerate, or in certain cases, will automatically cause the acceleration of, the amounts due under the 7.25% senior unsecured notes. Any event of default, therefore, could have a material adverse effect on our business if the amounts due are accelerated.

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

Our substantial level of indebtedness increases the possibility that we may be unable to generate cash sufficient to pay, when due, the principal of, interest on or other amounts due in respect of our indebtedness. Our substantial indebtedness, combined with our other financial obligations and contractual commitments, could:

•

make it more difficult for us to satisfy our obligations with respect to our indebtedness, including our 7.25% senior unsecured notes and indebtedness under our credit agreement, and any failure to comply with the obligations under any of our debt instruments, including restrictive covenants, could result in an event of default under the indenture governing the notes, our credit facility or any agreements governing other indebtedness;

•

require us to dedicate a substantial portion of our cash flow from operations to payments on our indebtedness, thereby reducing funds available for working capital, capital expenditures, acquisitions, research and development and other corporate purposes;

•	increase our vulnerability to adverse economic and industry conditions, which could place us at a competitive disadvantage compared to competitors that have relatively less indebtedness;

•	limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate;

•	limit the rights of the holders of our 7.25% senior unsecured notes to receive payments under the notes if secured creditors have not been paid;

•

limit our ability to borrow additional funds, or to dispose of assets to raise funds, if needed, for working capital, capital expenditures, acquisitions, research and development and other corporate purposes; and

•

prevent us from raising the funds necessary to repurchase all of our 7.25% senior unsecured notes tendered to us upon the occurrence of certain changes of control, which would constitute a default under the indenture governing the notes.

Subject to the restrictions in our credit facility and the indenture governing the senior unsecured notes, we may incur significant additional indebtedness. If we incur significant additional indebtedness, the related risks that we face could become more significant. Additionally, the terms of any future debt that we may incur may impose requirements or restrictions that further affect our financial and operating flexibility or subject us to other events of default.

Item 6.	Exhibits

Exhibits required by Item 601 of Regulation S-K:

Exhibit	Description of Exhibit

12.1	Ratio of Earnings to Fixed Charges

31.1‡	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2‡	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32‡	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended.

101	The following materials from ManTech International Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at June 30, 2010 and December 31, 2009; (ii) Condensed Consolidated Statement of Income for the Three and Six Months Ended June 30, 2010 and 2009; (iii) Condensed Consolidated Statements of Comprehensive Income for the Three and Six Months Ended June 30, 2010 and 2009; (iv) Condensed Consolidated Statements of Cash Flows for the Six Months ended June 30, 2010 and 2009; and (v) Notes to Condensed Consolidated Financial Statements, tagged as block of text.*

‡	Filed Herewith
*	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MANTECH INTERNATIONAL CORPORATION

	By:	/S/ GEORGE J. PEDERSEN
Date: July 30, 2010	Name:	George J. Pedersen
	Title:	Chairman of the Board of Directors and Chief Executive Officer

Date: July 30, 2010	By:	/S/ KEVIN M. PHILLIPS
	Name:	Kevin M. Phillips
	Title:	Chief Financial Officer