Form 10-Q
period 2010-09-30
MANTECH INTERNATIONAL CORP
filed 2010-10-29
CIK 892537

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

or

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

As of October 27, 2010 there were outstanding 23,101,009 shares of our Class A common stock and 13,275,345 shares of our Class B common stock.

MANTECH INTERNATIONAL CORPORATION

FORM 10-Q

FOR THE QUARTER ENDED September 30, 2010

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

MANTECH INTERNATIONAL CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in Thousands Except Share Amounts)

	(unaudited)
	September 30, 2010	December 31, 2009
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$152,137	$86,190
Receivables—net	503,464	399,239
Prepaid expenses and other	14,589	11,182

Total Current Assets	670,190	496,611

Property and equipment—net	15,691	14,498
Goodwill	631,989	488,217
Other intangibles—net	152,393	73,684
Employee supplemental savings plan assets	22,365	21,065
Other assets	11,376	6,672

TOTAL ASSETS	$1,504,004	$1,100,747

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$232,159	$157,358
Accrued salaries and related expenses	70,558	55,429
Billings in excess of revenue earned	8,989	7,737

Total Current Liabilities	311,706	220,524

Debt	200,000	0
Accrued retirement	23,196	22,033
Other long-term liabilities	7,029	6,877
Deferred income taxes—non-current	36,484	33,848

TOTAL LIABILITIES	578,415	283,282

COMMITMENTS AND CONTINGENCIES	—	—

STOCKHOLDERS’ EQUITY:
Common stock, Class A—$0.01 par value; 150,000,000 shares authorized; 23,297,532 and 22,602,110 shares issued at September 30, 2010 and December 31, 2009; 23,054,492 and 22,359,070 shares outstanding at September 30, 2010 and December 31, 2009	233	226
Common stock, Class B—$0.01 par value; 50,000,000 shares authorized; 13,275,345 and 13,605,345 shares issued and outstanding at September 30, 2010 and December 31, 2009	133	136
Additional paid-in capital	380,537	362,730
Treasury stock, 243,040 shares at cost at September 30, 2010 and December 31, 2009	(9,114)	(9,114)
Retained earnings	555,826	464,742
Accumulated other comprehensive loss	(208)	(172)
Unearned Employee Stock Ownership Plan Shares	(1,818)	(1,083)

TOTAL STOCKHOLDERS’ EQUITY	925,589	817,465

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,504,004	$1,100,747

See notes to condensed consolidated financial statements.

MANTECH INTERNATIONAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In Thousands Except Per Share Amounts)

	(unaudited) Three months ended September 30,		(unaudited) Nine months ended September 30,
	2010	2009	2010	2009
REVENUES	$656,954	$514,630	$1,906,122	$1,478,268
Cost of services	555,318	425,566	1,617,190	1,218,112
General and administrative expenses	47,121	42,627	132,656	128,488

OPERATING INCOME	54,515	46,437	156,276	131,668
Interest expense	(3,970)	(214)	(8,565)	(921)
Interest income	51	45	236	161
Other income (expense), net	64	151	(268)	259

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	50,660	46,419	147,679	131,167
Provision for income taxes	(19,284)	(17,181)	(56,595)	(48,919)

NET INCOME	$31,376	$29,238	$91,084	$82,248

BASIC EARNINGS PER SHARE:
Class A basic earnings per share	$0.86	$0.82	$2.52	$2.31

Weighted average common shares outstanding	23,010	22,092	22,768	21,867

Class B basic earnings per share	$0.86	$0.82	$2.52	$2.31

Weighted average common shares outstanding	13,276	13,637	13,398	13,741

DILUTED EARNINGS PER SHARE:
Class A diluted earnings per share	$0.86	$0.81	$2.50	$2.29

Weighted average common shares outstanding	23,171	22,427	23,004	22,176

Class B diluted earnings per share	$0.86	$0.81	$2.50	$2.29

Weighted average common shares outstanding	13,276	13,637	13,398	13,741

See notes to condensed consolidated financial statements.

MANTECH INTERNATIONAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in Thousands)

	(unaudited) Three months ended September 30,		(unaudited) Nine months ended September 30,
	2010	2009	2010	2009
NET INCOME	$31,376	$29,238	$91,084	$82,248
OTHER COMPREHENSIVE INCOME:
Translation adjustment	(18)	(8)	(50)	(9)
Actuarial gain (loss) on defined benefit pension plans, net of tax	0	0	14	0

Total other comprehensive loss	(18)	(8)	(36)	(9)

COMPREHENSIVE INCOME	$31,358	$29,230	$91,048	$82,239

See notes to condensed consolidated financial statements.

MANTECH INTERNATIONAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in Thousands)

	(unaudited)
	Nine months ended September 30,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$91,084	$82,248
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation	5,371	5,818
Excess tax benefits from the exercise of stock options	(519)	(830)
Deferred income taxes	743	329
Depreciation and amortization	21,416	13,274
Change in assets and liabilities—net of effects from acquired businesses:
Receivables—net	(34,355)	44,563
Prepaid expenses and other	(518)	4,432
Accounts payable and accrued expenses	5,787	(35,984)
Accrued salaries and related expenses	12,042	(15,331)
Billings in excess of revenue earned	1,252	25
Accrued retirement	1,163	(195)
Other	(1,374)	333

Net cash flow from operating activities	102,092	98,682

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(4,599)	(3,080)
Investment in capitalized software for internal use	(2,628)	(1,752)
Acquisition of businesses—net of cash acquired	(236,052)	(13,775)

Net cash flow from investing activities	(243,279)	(18,607)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	11,535	10,650
Excess tax benefits from the exercise of stock options	519	830
Net borrowings (repayment) under the revolving credit facility	0	(44,100)
Issuance of senior unsecured notes	200,000	0
Debt issuance costs	(4,920)	0

Net cash flow from financing activities	207,134	(32,620)

NET INCREASE IN CASH AND CASH EQUIVALENTS	65,947	47,455
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	86,190	4,375

CASH AND CASH EQUIVALENTS, END OF PERIOD	$152,137	$51,830

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for income taxes	$54,430	$51,389

Cash paid for interest	$1,399	$713

Noncash financing activities:
Employee Stock Ownership Plan Contributions	$734	$2,853

See notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2010

UNAUDITED

1. Introduction and Overview

ManTech International Corporation (depending on the circumstances, “ManTech”, the “Company”, “we”, “our”, “ours” or “us”) is a leading provider of innovative technologies and solutions for mission-critical national security programs for the intelligence community; the departments of Defense, State, Homeland Security and Justice; the space community; the National Oceanic and Atmospheric Administration and other U.S. federal government customers. Our expertise includes systems engineering, systems integration, enterprise architecture, cyber security, information assurance, intelligence operations and analysis support, network and critical infrastructure protection, information operations and information warfare support, information technology, communications integration, global logistics and supply chain management and service-oriented architectures. At September 30, 2010, we had approximately 9,300 highly qualified employees operating in approximately 40 countries worldwide.

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

Sensor Technologies Inc.-On January 15, 2010, we completed the acquisition of all outstanding equity interests of Sensor Technologies Inc. (STI), a privately-held company. The results of STI’s operations have been included in our consolidated financial statements since that date. The acquisition was consummated pursuant to a stock purchase agreement (STI Purchase Agreement), dated December 18, 2009, by and among ManTech, STI, certain shareholders of STI and certain persons acting as a representative for the shareholders of STI.

STI was a leading provider of mission-critical systems engineering and Command, Control, Communications, Computers, Intelligence, Surveillance and Reconnaissance (C4ISR) services and solutions to the Department of Defense. STI’s largest customer was the U.S. Army through its prime position on the Strategic Services Sourcing (S3) Indefinite Delivery/Indefinite Quantity contract. At January 15, 2010, STI had 252 employees of which nearly 100% held security clearances. In 2009, STI produced approximately $336.8 million in revenues. STI contributed revenues of $361.2 million and net income of $4.8 million for the period from January 15, 2010 to September 30, 2010.

The acquisition of STI is consistent with our long-term strategy to broaden our footprint in the high-end defense and intelligence market and has expanded our work with the Department of Defense and our direct support of the U.S. Army.

ManTech funded the acquisition through a combination of cash on hand and borrowings under our revolving credit facility. The purchase price was $241.4 million, which included a favorable $0.6 million working capital adjustment. The STI Purchase Agreement did not contain provisions for contingent consideration. Pursuant to the STI Purchase Agreement, $24.2 million was placed into an escrow account to satisfy potential indemnification liabilities of STI and its shareholders. The escrow claim period will expire 18 months after the purchase closing date. At September 30, 2010, the balance in the escrow account was $23.2 million.

In the nine months ended September 30, 2010 and the three months ended December 31, 2009, the Company incurred $0.2 million and $0.6 million of acquisition related expenses, respectively. These expenses are included in general and administrative expense in the Company’s statements of income for the related periods.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2010

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

Intangible Assets

In allocating the purchase price, we considered among other factors, analyses of historical financial performance and estimates of future performance of STI’s contracts. The components of other intangible assets associated with the acquisition were backlog, customer relationships and non-compete agreements valued at $7.8 million, $85.2 million and $0.3 million, respectively. Customer contracts and related relationships represent the underlying relationships and agreements with STI’s existing customers. Non-compete agreements represent the estimated value of the seller not competing with the Company for 4 years. Backlog, customer relationships and non-compete agreements are amortized over their estimated useful lives of 1 year, 20 years and 4 years, respectively, using the pattern of benefits method. The weighted-average amortization period for the intangible assets is 18.4 years.

Pro Forma Financial Information

The following unaudited pro forma summary presents consolidated information of the Company as if the acquisition had occurred at the beginning of the periods presented. The pro forma financial information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition and borrowings under our senior credit facility had occurred at the beginning of the periods presented. The amounts have been calculated after applying the Company’s accounting policies and adjusting the results of STI to reflect the additional amortization expense resulting from recognizing intangible assets, the interest expense effect of the financing necessary to complete the acquisition and the consequential tax effects (in thousands):

	Nine months ended September 30,
	2010	2009
Revenues	$1,919,792	$1,698,673
Net income	$91,245	$85,987

DDK Technology Group Acquisition-On March 13, 2009, we completed the acquisition of all outstanding equity interests of DDK Technologies Group (DDK). The results of DDK’s operations have been included in our consolidated financial statements since that date. The acquisition was consummated pursuant to a stock purchase agreement (DDK Purchase Agreement), dated March 13, 2009, by and among ManTech, DDK and the shareholders of DDK. DDK was a privately held company, providing information technology and cyber security for several Department of Defense agencies.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2010

UNAUDITED

The final purchase price was $14.0 million. The DDK Purchase Agreement does not contain provisions for contingent consideration. We primarily utilized borrowings under our revolving credit facility to finance the acquisition.

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

The weighted average number of common shares outstanding is computed as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
Numerator for net income per Class A and Class B common stock:
Net income	$31,376	$29,238	$91,084	$82,248

Numerator for basic net income Class A common stock	$19,896	$18,078	$57,340	$50,508
Numerator for basic net income Class B common stock	$11,480	$11,160	$33,744	$31,740

Numerator for diluted net income Class A common stock	$19,947	$18,182	$57,559	$50,781
Numerator for diluted net income Class B common stock	$11,429	$11,056	$33,525	$31,467

Basic weighted average common shares outstanding
Class A common stock	23,010	22,092	22,768	21,867
Class B common stock	13,276	13,637	13,398	13,741

Effect of potential exercise of stock options
Class A common stock	161	335	236	309
Class B common stock	0	0	0	0

Diluted weighted average common shares outstanding - Class A	23,171	22,427	23,004	22,176

Diluted weighted average common shares outstanding - Class B	13,276	13,637	13,398	13,741

For the three months ended September 30, 2010 and 2009, options to purchase 2.0 million and 1.1 million shares, respectively, weighted for the portion of the period for which they were outstanding, were outstanding but not included in the computation of diluted earnings per share because the options’ effect would have been anti-dilutive. For the nine months ended September 30, 2010 and 2009, options to purchase 2.2 million and 1.1 million shares, respectively, weighted for the portion of the period for which they were outstanding, were outstanding but not included in the computation of diluted earnings per share because the options’ effect would have been anti-dilutive. For the nine months ended September 30, 2010 and 2009, shares issued from the exercise of stock options were 322 thousand and 322 thousand, respectively.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2010

UNAUDITED

5. Receivables

We deliver a broad array of information technology and technical services solutions under contracts with the U.S. government, state and local governments and commercial customers. The components of contract receivables are as follows (in thousands):

	September 30, 2010	December 31, 2009
Billed receivables	$398,910	$346,984
Unbilled receivables:
Amounts billable	97,517	42,968
Revenues recorded in excess of funding	11,869	13,311
Revenues recorded in excess of milestone billings on fixed price contracts	0	141
Retainage	3,765	3,955
Allowance for doubtful accounts	(8,597)	(8,120)

Total receivables, net	$503,464	$399,239

Amounts billable consist principally of amounts to be billed within the next month. Revenues recorded in excess of funding are billable upon receipt of contractual amendments or other modifications. Revenues recorded in excess of milestone billings on fixed price contracts consist of amounts not expected to be billed within the next month. The retainage is billable upon completion of the contract performance and approval of final indirect expense rates by the government. Accounts receivable at September 30, 2010, are expected to be substantially collected within one year except for approximately $2.2 million.

6. Property and Equipment

Major classes of property and equipment are summarized as follows (in thousands):

	September 30, 2010	December 31, 2009
Furniture and equipment	$28,960	$28,725
Leasehold improvements	19,565	16,231

	48,525	44,956
Less: Accumulated depreciation and amortization	(32,834)	(30,458)

Total property and equipment, net	$15,691	$14,498

7. Goodwill and Other Intangibles

Under ASC 350, Intangibles – Goodwill and Other, goodwill is to be reviewed at least annually for impairment. We have elected to perform this review annually during the second quarter of each calendar year. The 2010 review indicated no impairment and therefore, resulted in no adjustment in goodwill.

The changes in the carrying amounts of goodwill during the year ended December 31, 2009 and the period ended September 30, 2010 are as follows (in thousands):

Goodwill Balance
Net amount at December 31, 2008	$479,516
Additional consideration for the acquisition of EWA Services, Inc.	(206)
Acquisition-DDK	8,907

Net amount at December 31, 2009	488,217
Acquisition-STI	143,772

Net amount at September 30, 2010	$631,989

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2010

UNAUDITED

Intangible assets consisted of the following (in thousands):

	September 30, 2010			December 31, 2009
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized intangible assets:
Contract and program intangibles	$200,630	$55,250	$145,380	$107,430	$39,987	$67,443
Capitalized software for sale	8,348	8,348	0	10,138	9,955	183
Capitalized software for internal use	20,977	14,003	6,974	18,258	12,242	6,016
Other	58	19	39	58	16	42

Total other intangibles, net	$230,013	$77,620	$152,393	$135,884	$62,200	$73,684

Aggregate amortization expense relating to intangible assets for the three months ended September 30, 2010 and 2009 was $5.9 million and $3.2 million, respectively. Aggregate amortization expense relating to intangible assets for the nine months ended September 30, 2010 and 2009 was $17.3 million and $9.4 million, respectively. We estimate that we will have the following amortization expense for the future periods indicated below (in thousands):

For the remaining three months ending December 31, 2010	$5,599
Year ending:
December 31, 2011	$16,933
December 31, 2012	$14,799
December 31, 2013	$13,258
December 31, 2014	$11,577
December 31, 2015	$10,056

8. Long-term Debt

Long-term debt consisted of the following (in thousands):

	September 30, 2010	December 31, 2009
Revolving credit facility	$0	$0
7.25% senior unsecured notes	200,000	0

Long-term debt	$200,000	$0

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

The terms of the credit agreement permit prepayment and termination of the loan commitments at any time, subject to certain conditions. The credit agreement requires the Company to comply with specified financial covenants, including the maintenance of a certain leverage ratio and fixed charge coverage ratio. The credit agreement also contains various covenants, including affirmative covenants with respect to certain reporting requirements and maintaining certain business activities, and negative covenants that, among other things, may limit our ability to incur liens, incur additional indebtedness, make investments, make acquisitions, pay cash dividends and undertake certain additional actions. As of September 30, 2010, we were in compliance with our financial covenants under the credit agreement.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2010

UNAUDITED

We had no outstanding balance at September 30, 2010 and December 31, 2009. The maximum available borrowing under the credit facility at September 30, 2010 was $348.7 million. As of September 30, 2010, we were contingently liable under letters of credit totaling $1.3 million, which reduces our availability to borrow under our credit facility.

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

Pursuant to the terms of a registration rights agreement entered into in connection with the issuance of the 7.25% senior unsecured notes, on August 19, 2010, ManTech completed the exchange of $200.0 million in aggregate principal amount of 7.25% senior unsecured notes due 2018 that are registered under the Securities Act of 1933, as amended, for all of the then outstanding unregistered 7.25% senior unsecured notes due 2018.

The 7.25% senior unsecured notes mature on April 15, 2018 with interest payable semi-annually starting on October 15, 2010. The 7.25% senior unsecured notes were issued at 100% of the aggregate principal amount and are effectively subordinate to the Company’s existing and future senior secured debt (to the extent of the value of the assets securing such debt), including debt outstanding under our senior revolving credit facility. The 7.25% senior unsecured notes may be redeemed, in whole or in part, at any time, at the option of the Company subject to certain conditions specified in the indenture governing the 7.25% senior unsecured notes. The 7.25% senior unsecured notes are guaranteed, jointly and severally, on a senior unsecured basis by each of our wholly-owned domestic subsidiaries that also guarantees debt obligations under our senior revolving credit facility.

The fair value of the 7.25% senior unsecured notes as of September 30, 2010 was approximately $208.0 million based on quoted market prices.

The Company incurred approximately $4.9 million in issuance costs, which are being amortized to interest expense over the contractual life of the 7.25% senior unsecured notes, resulting in an effective rate of 7.67%.

The indenture governing the 7.25% senior unsecured notes contains customary events of default, as well as restrictive covenants, which, subject to important exceptions and qualifications specified in such indenture, will, among other things, limit our ability and the ability of our subsidiaries that guarantee the 7.25% senior unsecured notes to: pay dividends or distributions, repurchase equity, prepay subordinated debt or make certain investments; incur additional debt or issue certain disqualified stock and preferred stock; incur liens on assets; merge or consolidate with another company or sell all or substantially all assets; allow to exist certain control provisions. An event of default under the indenture will allow either the trustee of the notes or the holders of at least 25% in principal amount of the then outstanding notes to accelerate, or in certain cases, will automatically cause the acceleration of, the amounts due under the notes. As of September 30, 2010, the Company was in compliance with all required covenants under the indenture.

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

10. Stock-Based Compensation

In June 2006, the Company’s stockholders approved our 2006 Management Incentive Plan (the Plan), which was designed to enable us to attract, retain and motivate key employees. Awards granted under the Plan are settled in shares of Class A common stock. At the beginning of each year, the Plan provides that the number of shares available for issuance automatically increases by an amount equal to one and one-half percent of the total number of shares of Class A and Class B common stock outstanding on December 31st of the previous year. On January 4, 2010, 539,466 additional shares were made available for issuance under the Plan. Through September 30, 2010, the remaining aggregate number of shares of our common stock authorized for issuance under the Plan was 1,767,786. Through September 30, 2010, 4,061,108 shares of our Class A common stock have been issued as a result of the awards granted under the Plan. The Plan expires in 2016.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2010

UNAUDITED

The Plan is administered by the compensation committee of our Board of Directors, along with its delegates. Subject to the express provisions of the Plan, the committee has the Board of Directors’ authority to administer and interpret the Plan, including the discretion to determine the exercise price, vesting schedule, contractual life and the number of shares to be issued.

Stock Compensation Expense-For the three months ended September 30, 2010 and 2009, we recorded $2.1 million and $2.2 million of stock-based compensation cost, respectively. For the nine months ended September 30, 2010 and 2009, we recorded $5.4 million and $5.8 million of stock-based compensation cost, respectively. No compensation expense of employees with stock awards, including stock-based compensation expense, was capitalized during the periods. For the nine months ended September 30, 2010 and 2009, the total recognized tax benefits from the exercise of stock options were $0.2 million and $0.8 million, respectively.

Stock Options-We typically issue options that vest in three equal installments, beginning on the first anniversary of the date of grant. Under the terms of the Plan, the contractual life of the option grants may not exceed eight years. During the nine months ended September 30, 2010 and 2009, we issued options that expire five years from the date of grant.

Stock Option Fair Value Determination-We have used the Black-Scholes-Merton option pricing model to determine the fair value of our awards on date of grant. We will reconsider the use of the Black-Scholes-Merton model if additional information becomes available in the future that indicates another model would be more appropriate or if grants issued in future periods have characteristics that cannot be reasonably estimated under this model.

The following weighted-average assumptions were used for option grants during the nine months ended September 30, 2010 and 2009:

Volatility. The expected volatility of the options granted was estimated based upon historical volatility of the Company’s share price through weekly observations of the Company’s trading history. For the nine months ended September 30, 2010 and 2009, we used a volatility of 39.2% and 40.3%, respectively.

Expected Term. The expected term of options granted to employees during the nine months ended September 30, 2010 and 2009 was determined from historical exercises of the grantee population. Due to the lack of historical exercise data, the expected term for option grants to our board of directors during 2009 was determined under SEC’s Staff Accounting Bulletin No. 110 ((vesting term + original contractual term)/2). There were no grants to our board of directors in 2010. For all grants valued during the nine months ended September 30, 2010 and 2009, the options had graded vesting over 3 years (33.3% of the options in each grant vest annually) and the contractual term was 5 years. For the nine months ended September 30, 2010 and 2009, the options had a weighted-average expected term of 2.95 years and 2.92 years, respectively.

Risk-free Interest Rate. The yield on zero-coupon U.S. Treasury strips was used to extrapolate a forward-yield curve. This “term structure” of future interest rates was then input into a numeric model to provide the equivalent risk-free rate to be used in the Black-Scholes-Merton model based on expected term of the underlying grants. For the nine months ended September 30, 2010 and 2009, the weighted-average risk-free interest rate used was 1.3% and 1.5%, respectively.

Dividend Yield. The Black-Scholes-Merton valuation model requires an expected dividend yield as an input. We have not issued dividends in the past nor do we expect to issue dividends in the future. As such, the dividend yield used in our valuations for both the nine months ended September 30, 2010 and 2009 was zero.

Stock Option Activity-During the nine months ended September 30, 2010, we granted stock options to purchase 881,500 shares of Class A common stock at a weighted-average exercise price of $46.88 per share, which reflects the fair market value of the shares on the date of grant. The weighted-average fair value of options granted during the nine months ended September 30, 2010 and 2009, as determined under the Black-Scholes-Merton valuation model, was $13.02 and $13.79, respectively. These options vest in three equal installments over 3 years and have a contractual term of 5 years. Option grants that vested during the nine months ended September 30, 2010 and 2009 had a combined fair value of $6.7 million and $6.1 million, respectively.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2010

UNAUDITED

Information with respect to stock option activity and stock options outstanding for the year ended December 31, 2009 and the nine months ended September 30, 2010:

	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value (in thousands)
Shares under option, December 31, 2008	1,961,149	$35.75
Options granted	1,359,500	$47.65
Options exercised	(394,949)	$31.81	$6,529
Options cancelled and expired	(207,517)	$42.34

Shares under option, December 31, 2009	2,718,183	$41.85	$17,643
Options granted	881,500	$46.88
Options exercised	(322,176)	$35.80	$3,747
Cancelled and expired	(731,580)	$49.69

Shares under option, September 30, 2010	2,545,927	$42.10	$6,835

The following table summarizes non-vested stock options for the nine months ended September 30, 2010:

	Number of Shares	Weighted Average Fair Value
Nonvested stock options at December 31, 2009	1,871,749	$13.05
Options granted	881,500	$13.02
Vested during period	(553,251)	$12.06
Options cancelled (non-vested)	(673,494)	$14.25

Nonvested shares under option, September 30, 2010	1,526,504	$12.87

Information concerning stock options outstanding and stock options expected to vest at September 30, 2010:

	Options Exercisable and Expected to Vest	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Aggregate Intrinsic Value (in thousands)
Stock options exercisable	1,019,423	2.5	$35.74	$6,789
Stock options expected to vest	1,344,625	4.0	$46.37	$0

Options exercisable and expected to vest	2,364,048

Unrecognized compensation expense related to outstanding stock options expected to vest as of September 30, 2010 was $13.5 million. The expense is expected to be recognized over a weighted-average period of 2.0 years and will be adjusted for any future changes in estimated forfeitures.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2010

UNAUDITED

Restricted Stock Activity-During the nine months ended September 30, 2010, we granted 51,000 shares of restricted stock. The following table summarizes the restricted stock activity during the nine months ended September 30, 2010:

	Number of Shares	Grant Date Fair Value (in thousands)
Nonvested, December 31, 2009	0
Granted	51,000	$2,447
Vested	0
Forfeited	(25,000)

Nonvested, September 30, 2010	26,000	$1,196

11. Business Segment and Geographic Area Information

We have one reportable segment. We deliver a broad array of information technology and technical services solutions under contracts with the U.S. government, state and local governments and commercial customers. Our federal government customers typically exercise independent contracting authority, and even offices or divisions within an agency or department may directly, or through a prime contractor, use our services as a separate customer so long as that customer has independent decision-making and contracting authority within its organization. Revenues from the U.S. government under prime contracts and subcontracts were approximately 98.7% and 98.2% of our total revenue for the nine months ended September 30, 2010 and 2009, respectively. There were no sales to any customers within a single country (except for the United States) where the sales accounted for 10% or more of total revenue. We treat sales to U.S. government customers as sales within the United States regardless of where the services are performed. Substantially all assets of continuing operations were held in the United States for the periods ended September 30, 2010 and December 31, 2009. Revenues by geographic customer and the related percentages of total revenues for the three and nine months ended September 30, 2010 and 2009 were as follows (in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2010		2009		2010		2009
United States	$652,000	99.2%	$509,624	99.0%	$1,890,995	99.2%	$1,462,985	99.0%
International	4,954	0.8%	5,006	1.0%	15,127	0.8%	15,283	1.0%

	$656,954	100.0%	$514,630	100.0%	$1,906,122	100.0%	$1,478,268	100.0%

During the three and nine months ended September 30, 2010 and 2009, our U.S. Army Tank-Automotive Command (TACOM) contract exceeded 10% of our revenue and other income from external customers.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2010	%	2009	%	2010	%	2009	%
	(dollars in thousands)
Revenues from external customers:
U.S. Army TACOM	$74,708	11%	$113,386	22%	$241,054	13%	$274,374	19%
All other contracts	582,246	89%	401,244	78%	1,665,068	87%	1,203,894	81%

ManTech Consolidated	$656,954	100%	$514,630	100%	$1,906,122	100%	$1,478,268	100%

Operating Income:
U.S. Army TACOM	$5,514	10%	$5,447	12%	$15,893	10%	$14,558	11%
All other contracts	49,001	90%	40,990	88%	140,383	90%	117,110	89%

ManTech Consolidated	$54,515	100%	$46,437	100%	$156,276	100%	$131,668	100%

At September 30, 2010, our Communications-Electronics Command (CECOM) contract exceeded 10% of our receivables. At December 31, 2009, our U.S. Army TACOM contract exceeded 10% of our receivables.

	September 30, 2010%		December 31, 2009%
	(dollars in thousands)
Receivables:
CECOM	$57,628	11%	$0	0%
U.S. Army TACOM	33,029	7%	57,230	14%
All other contracts	412,807	82%	342,009	86%

ManTech Consolidated	$503,464	100%	$399,239	100%

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2010

UNAUDITED

Disclosure items required under ASC 280, Segment Reporting, including interest revenue, interest expense, depreciation and amortization expense, costs for stock-based compensation programs, certain unallowable costs as determined under Federal Acquisition Regulations and expenditures for segment assets are not applicable as we review those items on a consolidated basis.

12. Subsequent Event

Management has evaluated subsequent events after the balance sheet date through the financial statements issuance date for appropriate accounting and disclosure.

QinetiQ North America’s Security and Intelligence Solutions Business-On October 8, 2010, ManTech completed the acquisition of certain assets of QinetiQ North America’s Security and Intelligence Solutions (S&IS) unit. The acquisition was completed through an asset purchase agreement dated September 29, 2010, by and among ManTech International Corporation, QinetiQ North America, Inc. and certain subsidiaries.

S&IS provides integrated security solutions to the Department of Defense and the intelligence community. At October 8, 2010, S&IS had approximately 370 employees of which approximately 93% held security clearance. The majority of these employees were hired by ManTech as part of the acquisition. S&IS expects to produce approximately $60 million of annual revenues in 2010.

This acquisition is consistent with ManTech’s long-term strategy to continue extending our presence in the defense and intelligence market, allowing us to offer comprehensive solutions for the full range of security threats – from physical through cyber.

ManTech funded the acquisition with cash on hand. The initial purchase price was for $59.9 million in cash. The initial purchase price may increase up to $60.0 million or decrease depending on the completion of the working capital adjustment contemplated by S&IS asset purchase agreement.

In 2010, the Company incurred approximately $0.3 million of acquisition related costs. These costs are included in general and administrative expense in the Company’s condensed consolidated statements of income for the three months and nine months ended September 30, 2010.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements that involve substantial risks and uncertainties, many of which are outside of our control. ManTech International Corporation (depending on the circumstances, “ManTech”, the “Company”, “we”, “our”, “ours” or “us”) believes these statements to be within the definition of the Private Securities Litigation Reform Act of 1995. You can identify these statements by forward-looking words such as “may”, “will”, “expect”, “intend”, “anticipate”, “believe”, “estimate”, “continue” and other similar words. You should read statements that contain these words carefully because they discuss our future expectations, make projections of our future results of operations or financial condition or state other “forward-looking” information.

Although forward-looking statements in this Quarterly Report reflect the good faith judgment of management, such statements can only be based on facts and factors currently known by us. Consequently, forward-looking statements are inherently subject to risks and uncertainties, and actual results and outcomes may differ materially from the results and outcomes discussed in or anticipated by the forward-looking statements. We believe that it is important to communicate our future expectations to our investors. However, there may be events in the future that we are not able to predict accurately or control. Factors that could cause actual results to differ materially from the results we anticipate include, but are not limited to, the following:

•	adverse changes in U.S. government spending priorities;

•	failure to retain existing U.S. government contracts, win new contracts or win recompetes;

•	risks associated with complex U.S. government procurement laws and regulations;

•	adverse results of U.S. government audits of our government contracts;

•	adverse changes in our mix of contract types;

•	risk of contract performance, modification or termination;

•	curtailment of the U.S. Government’s outsourcing of certain services that we provide;

•	failure to obtain option awards, task orders or funding under contracts;

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

We urge you not to place undue reliance on these forward-looking statements, which speak only as of the date of this Quarterly Report. These and other risk factors are more fully described and discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009, previously filed with the Securities and Exchange Commission (SEC) and Item 1.A of Part II of our Quarterly Reports filed for the interim periods ended March 31, 2010 and June 30, 2010, and from time to time, in our other filings with the SEC. We undertake no obligation to revise or update any forward-looking statements in order to reflect any event or circumstance that may arise after the date of this Quarterly Report. We also suggest that you carefully review and consider the various disclosures made in this Quarterly Report that attempt to advise interested parties of the risks and factors that may affect our business, financial condition, results of operations and prospects.

Introduction and Overview

ManTech is a leading provider of innovative technologies and solutions for mission-critical national security programs for the intelligence community; the departments of Defense, State, Homeland Security and Justice; the space community; the National Oceanic and Atmospheric Administration and other U.S. federal government customers. Our expertise includes systems engineering, systems integration, enterprise architecture, cyber security, information assurance, intelligence operations and analysis support, network and critical infrastructure protection, information operations and information warfare support, information technology, communications integration, global logistics and supply chain management and service-oriented architectures. We currently have approximately 9,800 highly qualified employees operating in approximately 40 countries worldwide.

We derive revenue primarily from contracts with U.S. government agencies that are focused on national security and as a result, funding for our programs is generally linked to trends in U.S. government spending in the areas of defense, intelligence, homeland security and other federal agencies. As it relates to the evolving terrorist threats and world events, the U.S. government has continued to increase its overall defense, intelligence and homeland security budgets.

We recommend that you read this discussion and analysis in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009, previously filed with the SEC as well as the quarterly financial statements and notes contained within this Form 10-Q filing.

Three Months Ended September 30, 2010 Compared to the Three Months Ended September 30, 2009

	Three Months Ended September 30,				Period-to-Period Change
	2010	2009	2010	2009	2009 to 2010
	Dollars		Percentages		Dollars	Percent
	(dollars in thousands)
REVENUES	$656,954	$514,630	100.0%	100.0%	$142,324	27.7%
Cost of services	555,318	425,566	84.5%	82.7%	129,752	30.5%
General and administrative expenses	47,121	42,627	7.2%	8.3%	4,494	10.5%

OPERATING INCOME	54,515	46,437	8.3%	9.0%	8,078	17.4%
Interest expense	(3,970)	(214)	0.6%	0.0%	(3,756)	1755.1%
Interest income	51	45	0.0%	0.0%	6	13.3%
Other income, net	64	151	0.0%	0.0%	(87)	-57.6%

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	50,660	46,419	7.7%	9.0%	4,241	9.1%
Provision for income taxes	(19,284)	(17,181)	2.9%	3.3%	(2,103)	12.2%

NET INCOME	$31,376	$29,238	4.8%	5.7%	$2,138	7.3%

Revenues

Revenues increased 27.7% to $657.0 million for the three months ended September 30, 2010, compared to $514.6 million for the same period in 2009. The increase was primarily due to our acquisition of Sensor Technologies Inc. (STI) on January 15, 2010. Intelligence, Surveillance and Reconnaissance (ISR) systems infrastructure services contributed revenue growth of $151.2 million, including $141.9 million from contracts obtained through the acquisition of STI. Revenue growth of $6.6 million came from our cyber security related contracts. These increases were partially offset by a decrease due to lower procurement of materials on our contracts for the installation, sustainment and repair of communication systems and heavily armored vehicles designed to counter or clear mines and improvised explosive devices (IED), such as the Route Clearance family of vehicles supporting the U.S. Army Tank-Automotive Armaments Command (TACOM).

Cost of services

Cost of services increased 30.5% to $555.3 million for the three months ended September 30, 2010, compared to $425.6 million for the same period in 2009. The increase in cost of services is primarily due to the acquisition of STI. As a percentage of revenues, cost of services increased to 84.5% for the three months ended September 30, 2010 as compared to 82.7% for the same period in 2009. Direct labor costs, which include applicable fringe benefits and overhead, increased 14.4% over the same period in 2009 primarily due to the growth in staff supporting global logistics, supply chain management and ISR programs, as well as the acquisition of STI. As a percentage of revenues, direct labor costs decreased to 34.5% for the three months ended September 30, 2010, compared to 38.6% for the same period in 2009. The decrease in direct labor as a percentage of revenues is primarily due to the relative mix of direct labor and other direct costs. Other direct costs, which include subcontractors and third party equipment and materials used in the performance of our contracts, increased to $328.2 million for the three months ended September 30, 2010 compared to $227.0 million for the same period in 2009. As a percentage of revenues, other direct costs increased from 44.1% for the three months ended September 30, 2009 to 50.0% for the same period in 2010. The increase in other direct costs as a percentage of revenues is primarily due to the acquisition of STI.

General and administrative expenses

General and administrative expenses increased 10.5% to $47.1 million for the three months ended September 30, 2010, compared to $42.6 million for the same period in 2009. The increase is primarily due to the amortization of intangible assets from the acquisition of STI. As a percentage of revenues, general and administrative expenses decreased to 7.2% from 8.3% for the three months ended September 30, 2010 and 2009, due to the leveraging of our general and administrative costs over a larger base.

Interest expense

Interest expense increased $3.8 million to $4.0 million for the three months ended September 30, 2010, compared to $0.2 million for the same period in 2009. We incurred $3.7 million of interest expense for the three months ended September 30, 2010 related to our 7.25% senior unsecured notes issued in April 2010. We utilized proceeds from the note issuance to pay off all outstanding borrowings under our credit facility, which were used to finance the acquisition of STI. The interest rate on the 7.25% senior unsecured notes is higher than the interest currently available to us under our credit facility. We expect to incur approximately $3.7 million in interest expense per quarter until the notes are retired.

Net income

Net income increased 7.3% to $31.4 million for the three months ended September 30, 2010, compared to $29.2 million for the same period in 2009. The increase in net income was primarily driven by our revenue growth. The increase was partially offset by an increase in interest expense and an increase in our effective tax rate. Our effective tax rates for the three months ended September 30, 2010 and 2009 were 38.1% and 37.0%, respectively. The increase in our effective tax rate is largely attributable to our deferred compensation plan.

Nine Months Ended September 30, 2010 Compared to the Nine Months Ended September 30, 2009

	Nine Months Ended September 30,				Period-to-Period Change
	2010	2009	2010	2009	2009 to 2010
	Dollars		Percentages		Dollars	Percent
	(dollars in thousands)
REVENUES	$1,906,122	$1,478,268	100.0%	100.0%	$427,854	28.9%
Cost of services	1,617,190	1,218,112	84.8%	82.4%	399,078	32.8%
General and administrative expenses	132,656	128,488	7.0%	8.7%	4,168	3.2%

OPERATING INCOME	156,276	131,668	8.2%	8.9%	24,608	18.7%
Interest expense	(8,565)	(921)	0.5%	0.0%	(7,644)	830.0%
Interest income	236	161	0.0%	0.0%	75	46.6%
Other (expense) income, net	(268)	259	0.0%	0.0%	(527)	-203.5%

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	147,679	131,167	7.7%	8.9%	16,512	12.6%
Provision for income taxes	(56,595)	(48,919)	3.0%	3.3%	(7,676)	15.7%

NET INCOME	$91,084	$82,248	4.7%	5.6%	$8,836	10.7%

Revenues

Revenues increased 28.9% to $1,906.1 million for the nine months ended September 30, 2010, compared to $1,478.3 million for the same period in 2009. The increase was primarily due to our acquisition of STI on January 15, 2010. Intelligence, Surveillance and Reconnaissance (ISR) systems infrastructure services contributed revenue growth of $400.1 million, including $361.2 million from contracts obtained through the acquisition of STI. Revenue growth of $32.2 million came from our cyber security related contracts. These increases were partially offset by a decrease due to lower procurement of materials on our contracts for the installation, sustainment and repair of communication systems and heavily armored vehicles designed to counter or clear mines and improvised explosive devices (IED), such as the Route Clearance family of vehicles supporting the U.S. Army Tank-Automotive Armaments Command (TACOM).

We are expecting the growth in revenues to continue for the remainder of 2010 as a result of our acquisition of STI and continued expansion in areas of cyber security, ISR systems infrastructure maintenance and repair, System Engineering and Technical Assistance. While we believe our global logistics and supply chain management contracts will remain strong, we recognize the uncertainty in the U.S. mission and priority of funding for combat operations in Iraq and Afghanistan. The continued growth in our cyber security contracts is expected as a result of funding under the Government’s Comprehensive National Cyber Initiative.

Cost of services

Cost of services increased 32.8% to $1,617.2 million for the nine months ended September 30, 2010, compared to $1,218.1 million for the same period in 2009. The increase in cost of services is primarily due to our acquisition of STI. As a percentage of revenues, cost of services increased to 84.8% for the nine months ended September 30, 2010 as compared to 82.4% for the same period in 2009. Direct labor costs, which include applicable fringe benefits and overhead, increased 14.0% over the same period in 2009 primarily due to growth in staff supporting global logistics, supply chain management and ISR programs, as well as our acquisition of STI. As a percentage of revenues, direct labor costs decreased to 35.0% for the nine months ended September 30, 2010, compared to 39.6% for the same period in 2009. The decrease in direct labor as a percentage of revenues is primarily due to the relative mix of direct labor and other direct costs. Other direct costs, which include subcontractors and third party equipment and materials used in the performance of our contracts, increased by 50.1% over the same period in 2009. The increase in other direct costs was primarily due to subcontractors related to STI contracts. As a percentage of revenues, other direct costs increased from 42.8% for the nine months ended September 30, 2009 to 49.8% for the same period in 2010. The increase in other direct costs as a percentage of revenues is primarily due to the relative mix of direct labor and other direct costs. We expect cost of services to increase, consistent with revenue, for the remainder of 2010.

General and administrative expenses

General and administrative expenses increased 3.2% to $132.7 million for the nine months ended September 30, 2010, compared to $128.5 million for the same period in 2009. The increase is primarily due to the amortization of intangible assets from the acquisition of STI partially offset by various cost cutting efforts by management and the final consolidation of SRS Technologies back office function into our centralized functions in late 2009. As a percentage of revenues, general and administrative expenses decreased from 8.7% for the nine months ended September 30, 2009 to 7.0% for the same period in 2010 due to the leveraging of our general and administrative costs over a larger base.

Interest expense

Interest expense increased $7.7 million to $8.6 million for the nine months ended September 30, 2010, compared to $0.9 million for the same period in 2009. We incurred $6.9 million of interest expense for the nine months ended September 30, 2010 related to our 7.25% senior unsecured notes issued in April 2010. We utilized proceeds from the note issuance to pay off all outstanding borrowings under our credit facility. Borrowings under our credit facility were used to finance the acquisition of STI. The interest rate on the 7.25% senior unsecured notes is higher than interest currently available to us under our credit facility.

Net income

Net income increased 10.7% to $91.1 million for the nine months ended September 30, 2010, compared to $82.2 million for the same period in 2009. The increase was primarily driven by our revenue growth. The increase was partially offset by an increase in interest expense and an increase in our effective tax rate. Our effective tax rates for the nine months ended September 30, 2010 and 2009 were 38.3% and 37.3%, respectively.

Backlog

At September 30, 2010 and December 31, 2009, our backlog was $4.9 billion and $3.8 billion, respectively, of which $1.7 billion and $1.1 billion, respectively, was funded backlog. Backlog represents estimates that we calculate on a consistent basis. Additional information on how we determine backlog is included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009, previously filed with the SEC.

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

Liquidity and Capital Resources

Our primary liquidity needs are the financing of acquisitions, working capital and capital expenditures. Our primary source of liquidity is cash provided by operations, our 7.25% senior unsecured notes and our revolving credit facility. At September 30, 2010, we had no outstanding balance under our credit facility. At September 30, 2010, we were contingently liable under letters of credit totaling $1.3 million, which reduced our ability to borrow under our credit facility. The maximum available borrowing under our credit facility at September 30, 2010 was $348.7 million. At September 30, 2010, we had $200.0 million of our 7.25% senior unsecured notes outstanding.

In April 2010, we utilized the proceeds from the 7.25% senior unsecured notes issuance to pay off the outstanding balance under our credit facility and the remainder will be utilized to fund future acquisitions.

Generally, cash provided by operating activities is adequate to fund our operations. Due to fluctuations in our cash flows and the growth in operations, it is necessary from time to time to borrow against our credit facility to meet cash demands. Our credit facility could also be used to fund future acquisitions.

Cash flows from operating activities

	Nine Months Ended September 30,
(in thousands)	2010	2009
Net cash flow from operating activities	$102,092	$98,682

Our operating cash flows are primarily affected by the overall profitability of our contracts, our ability to invoice and collect from our clients in a timely manner and our ability to manage our vendor payments. We bill most of our customers and prime contractors monthly after services are rendered. Increased cash flows from operations during the nine months ended September 30, 2010 compared to the same period in 2009 was a result of the timing of accrued salaries and increased net income, partially offset by the timing of receivables. Our accounts receivable days sales outstanding ratio was 69 and 64 for the periods ended September 30, 2010 and 2009, respectively.

Cash flows from investing activities

	Nine Months Ended September 30,
(in thousands)	2010	2009
Net cash flow from investing activities	($243,279)	($18,607)

Cash flows from investing activities consist primarily of capital expenditures, leasehold improvements, software and business acquisitions. Cash outflows during the nine months ended September 30, 2010 were primarily due to the acquisition of STI on January 15, 2010 for approximately $236.1 million, net of cash acquired. Cash outflows during the nine months ended September 30, 2009 were primarily due to the acquisition of DDK on March 13, 2009 for $14.0 million as well as purchases of equipment and software for internal use.

Cash flows from financing activities

	Nine Months Ended September 30,
(in thousands)	2010	2009
Net cash flow from financing activities	$207,134	($32,620)

Cash flows from financing during the nine months ended September 30, 2010 resulted primarily from the issuance of 7.25% senior unsecured notes for $200.0 million and the proceeds from the exercise of stock options, offset by debt issuance costs. The proceeds from our notes issuance were utilized to payoff outstanding amounts under our credit facility. We utilized $200.0 million in borrowings under our credit facility to finance our acquisition of STI. Cash flows from financing during the nine months ended September 30, 2009 resulted primarily from payments under our credit facility of $44.1 million partially offset by proceeds from the exercise of stock options of $10.7 million.

Credit Agreement

We believe the capital resources available to us under our credit agreement with up to $350.0 million in loan commitments and cash from our operations are adequate to fund our ongoing operations and to support the internal growth we expect to achieve for at least the next twelve months. We anticipate financing our external growth from acquisitions and our longer-term internal growth through one or more of the following sources: cash from operations; use of the existing revolving facility, 7.25% senior unsecured notes and additional borrowing or issuance of equity. At September 30, 2010, we had no outstanding balance under our credit facility.

For a more fulsome discussion of our credit agreement, including certain financial and other covenants with which we must comply, please see Note 8 to our Financial Statements included herein. As of September 30, 2010, the Company was in compliance with the financial covenants under the credit agreement.

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

Pursuant to the terms of the registration rights agreement entered into in connection with the issuance of the 7.25% senior unsecured notes, on August 19, 2010 ManTech completed the exchange of $200.0 million in aggregate principal amount of 7.25% senior unsecured notes due 2018 that are registered under the Securities Act of 1933, as amended, for all of the then outstanding unregistered 7.25% senior unsecured notes due 2018.

For a more fulsome discussion of our 7.25% senior unsecured notes, including certain covenants contained in the indenture governing the notes, please see Note 8 to our Financial Statements included herein. As of September 30, 2010, the Company was in compliance with all covenants required by the indenture.

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

Whenever events and changes in circumstances indicate that the carrying amount of long-lived assets may be fully recoverable, we evaluate the probability that future undiscounted net cash flows, without interest charges, will be less than carrying amount of assets. If any impairment were indicated as a result of this review, we recognize a loss based on the amount by which that carrying amount exceeds the estimated fair value.

Accounting Standards Updates

In February 2010, Accounting Standards Update No. 2010-09, Subsequent Events (Topics 855): Amendments to Certain Recognition and Disclosure Requirements, was issued. This Update addresses both the interaction of the requirements of ASC 885, Subsequent Events, with the SEC’s reporting requirements and the intended breadth of the reissuance disclosures provision related to subsequent events. The amendments in this Update affect all entities. The amendments remove the requirement for an SEC filer to disclose a date in both issued and revised financial statements. Revised financial statements include financial statements revised as a result of either correction of an error or retrospective application of U.S. Generally Accepted Accounting Principles (GAAP). Additionally, the Financial Accounting Standards Board (FASB) has clarified that if the financial statements have been revised, then an entity that is not an SEC filer should disclose both the date that the financial statements were issued or available to be issued and the date the revised financial statements were issued or available to be issued. All of the amendments in this Update are effective upon issuance of the final Update, except for the use of the issued date for conduit debt obligors. The amendment was effective for interim or annual periods ending after June 15, 2010. The adoption of Accounting Standard Update No. 2010-09 did not have a significant impact on the company’s results of operations or financial position.

In January 2010, Accounting Standards Update No. 2010-02, Consolidation (Topic 810): Accounting and Reporting for Decreases in Ownership of Subsidiaries – a Scope Clarification, was issued. The objective of this Update is to address implementation issues related to the changes in ownership provisions in ASC 810-10, Consolidation – Overall. The amendments in this Update affect accounting and reporting by an entity that experiences a decrease in ownership in a subsidiary that is business or non-profit. The amendments also affect accounting and reporting by an entity that exchanges a group of assets that constitutes a business or non-profit activity for an equity interest in another entity. The amendments affect entities that have previously adopted the decrease in ownership provisions of ASC 810-10 but have applied the guidance in that Subtopic differently from the guidance provided in the Update. This Update provides amendments to ASC 810-10 and related guidance within U.S. GAAP to clarify the scope of the decrease in ownership provisions of the Subtopic and related guidance applies to a subsidiary or group of assets that is a business or non-profit activity; a subsidiary that is a business or non-profit activity that is transferred to an equity method investee or joint venture; and an exchange of a group of assets that constitutes a business or non-profit activity for a noncontrolling interest in an entity. The amendments in this Update expand the disclosures about the deconsolidation of a subsidiary or derecognition of a group of assets within the scope of ASC 810-10. In addition to the existing disclosures, an entity should disclose the valuation techniques used to measure the fair value of any retained investment in the former subsidiary or group of assets and information that enables users of its financial statements to assess the input used to develop the measurement; the nature of continuing involvement with the subsidiary or entity the group of assets after it has been deconsolidated or derecognized; and whether the transaction that resulted in the deconsolidation of the subsidiary or the derecognition of the group of assets was with a related party or whether the former subsidiary or entity acquiring the group of assets will be a related party after deconsolidation. An entity also should disclose the valuation techniques used to measure an entity interest in an acquiree held by the entity immediately before the acquisition date in a business combination achieved in stages. The amendments in this Update are effective beginning in the period that an entity adopts Statement of Financial Accounting Standard (SFAS) 160, which was codified in July 2009 in ASC 810-10. If an entity has previously adopted SFAS 160 as of the date the amendments in this Update are included in the ASC, the amendments in this Update are effective beginning in the first interim or annual reporting period ending on or after December 15, 2009. The amendments in this Update should be applied retrospectively to the first period that an entity adopted SFAS 160. The adoption of Accounting Standard Update No. 2010-02 did not have a significant impact on the company’s results of operations or financial position.

Item 3.	Quantitative and Qualitative Disclosure about Market Risks

Our exposure to market risks relates to changes in interest rates for borrowing under our revolving credit facility. At September 30, 2010, we had no outstanding balance on our revolving credit facility. Borrowings under our revolving credit facility bear interest at variable rates. A hypothetical 10% increase in interest rates would increase our annual interest expense for the nine months ended September 30, 2010, by less than $0.1 million.

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

As of September 30, 2010, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), management evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 of the Exchange Act. Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective, as of the end of the period covered by this report, such that the information relating to us that is required to be disclosed in our reports filed with the SEC (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and (ii) is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

There have been no material changes from the risk factors disclosed in the “Risk Factors” section of the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 and in subsequent quarterly reports filed with the SEC.

Item 6.	Exhibits

Exhibits required by Item 601 of Regulation S-K:

Exhibit No.	Description

10.1*	Form Special Compensation Agreement by and between ManTech International Corporation and certain of its executive officers (incorporated herein by reference from registrant’s Current Report on Form 8-K filed with the SEC on September 14, 2010).

12.1‡	Ratio of Earnings to Fixed Charges

31.1‡	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2‡	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32‡	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended.

101	The following materials from ManTech International Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at September 30, 2010 and December 31, 2009; (ii) Condensed Consolidated Statement of Income for the Three and Nine Months Ended September 30, 2010 and 2009; (iii) Condensed Consolidated Statements of Comprehensive Income for the Three and Nine Months Ended September 30, 2010 and 2009; (iv) Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2010 and 2009; and (v) Notes to Condensed Consolidated Financial Statements, tagged as blocked text.**

*	Management contract or compensatory plan or arrangement required to be filed as an Exhibit to this report pursuant to item 14(c).
‡	Filed herewith
**	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MANTECH INTERNATIONAL CORPORATION

Date: October 29, 2010	By:	/S/ GEORGE J. PEDERSEN
	Name:	George J. Pedersen
	Title:	Chairman of the Board of Directors and Chief Executive Officer

	By:	/S/ KEVIN M. PHILLIPS
Date: October 29, 2010	Name:	Kevin M. Phillips
	Title:	Chief Financial Officer