Form 10-K
period 2010-12-31
MANTECH INTERNATIONAL CORP
filed 2011-02-25
CIK 892537

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10–K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2010 was $976,465,892 (based on the closing price of $42.57 per share on June 30, 2010, as reported by the Nasdaq National Market).

There were the following numbers of shares outstanding of each of the registrant’s classes of common stock as of February 23, 2011: ManTech International Corp. Class A Common Stock, $.01 par value per share, 23,215,146 shares; ManTech International Corp. Class B Common Stock, $.01 par value per share, 13,275,345 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the definitive Proxy Statement to be filed with the Securities Exchange Commission pursuant to Regulation 14A in connection with the registrant’s 2011 Annual Meeting of Stockholders, to be filed subsequent to the date hereof, are incorporated by reference into Part III (Items 10, 11, 12, 13 and 14) of this Annual Report on Form 10-K. Such definitive Proxy Statement will be filed with the Commission not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

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

Forward-Looking Statements

This Annual Report on Form 10-K contains forward-looking statements that involve substantial risks and uncertainties, many of which are outside of our control. We believe that these statements are within the definition of the Private Securities Litigation Reform Act of 1995. You can identify these statements by the use of words such as “may”, “will”, “expect”, “intend”, “anticipate”, “believe”, “estimate”, “continue” and other similar words. You should read statements that contain these words carefully because they discuss our future expectations, make projections of our future results of operations or financial condition or state other “forward-looking” information.

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

Item 1. Business

Business Overview

With approximately 10,300 professionals in 40 countries around the world currently, ManTech is a leading provider of innovative technologies and solutions for mission-critical national security programs for the intelligence community; departments of Defense, State and Homeland Security; the Department of Justice and the Federal Bureau of Investigations (FBI); the space community; the National Oceanic and Atmospheric Administration; and other U.S. federal government customers. Our expertise includes Command, Control, Computers, Communications, Intelligence, Surveillance and Reconnaissance (C4ISR) Lifecycle Support, Cyber Security, Global Logistics Support, Intelligence/Counter-Intelligence Support, Information Technology Modernization & Sustainment, Systems Engineering and Test & Evaluation. We support major national missions, such as military readiness, terrorist threat detection, information security and border protection.

In 2010, we had revenues of $2.6 billion, an approximately 30% increase over our 2009 revenues of $2.0 billion. We have grown substantially in the last nine years, from revenues of $0.43 billion at the end of 2001, just prior to our Initial Public Offering (IPO) in February 2002, to our current levels today.

Industry Background

Our primary customer is the U.S. federal government, the largest consumer of services and solutions in the United States. While there have been significant discussions recently about whether current spending levels can be sustained given the nation’s debt level, we believe that the federal government’s spending will remain robust over the next several years, driven primarily by national and homeland security programs and the need for sophisticated intelligence gathering and information sharing activities in an increasingly dangerous world.

The U.S. federal government services market is enduring. Federal government spending on information technology has increased in each year since 1980. INPUT, an independent federal government market research firm, expects this trend to continue, with federal government spending on information technology forecasted to increase from approximately $86 billion in federal fiscal year 2010 to $112 billion in federal fiscal year 2015. Moreover, this data may not fully reflect government spending on classified intelligence programs, operational support services to our armed forces and complementary technical services, which include sophisticated systems engineering.

The Department of Defense is the largest purchaser of services and solutions in the federal government. For federal fiscal year 2011, President Obama submitted a defense budget of $708 billion, including $159 billon for Overseas Contingency Operations (OCO). To date, the federal government is still operating under a continuing resolution at 2010 funding levels. For federal fiscal year 2012, the Obama administration has submitted a defense budget of $671 billion, including $118 billion for OCO.

The intelligence community is another significant source of our revenue base. The intelligence budget for federal fiscal year 2010 totaled approximately $53 billion (not including another $27 billion funded within the defense budget as the Military Intelligence Program), a 7% increase from federal fiscal year 2009 and a compound annual growth rate of almost 10% over the last twelve years when the aggregate intelligence budget totaled $27 billion in federal fiscal year 1998.

Like most government customers, the Department of Defense is increasingly focused on efficiency. It is looking for ways to maximize capability delivery under relatively flat budgets by reallocating resources to the areas of greatest return. Comments by defense leadership suggest that they are pursuing a balanced approach, with cuts on major weapons systems, active duty force structure reductions, examination of military health care benefits, hiring and pay freezes for Department of Defense civilian employees as well as reductions in the number of support service contractors. We believe that ManTech is relatively insulated from potential reductions given our focus on mission-critical services with relatively little exposure in the area of staff augmentation for Advisory & Assistance service support.

We believe the following factors will continue to drive robust spending for the types of services ManTech provides and reliance on companies like ManTech.

➢	Persistent Terrorist Threats

ManTech has grown significantly since the 2001 terrorist attacks, which created an urgent need to confront Al Qaeda and its allies with enhanced intelligence efforts. Today, America faces a dynamic threat that has diversified to a broad array of attacks, from shootings to car bombs to simultaneous suicide attacks to attempted in-flight bombings of passenger aircraft. The move to more frequent and less sophisticated attacks places severe stress on finite intelligence and law enforcement resources.

The global threat of terrorism is not projected to diminish in the foreseeable future. We believe that the intelligence, law enforcement and defense communities will continue to see strong budgets for the types of services we provide for such communities to execute their mission. For example, the 2011 National Defense Authorization Act includes authority for the Secretary of Defense to spend $75 million to provide equipment and training to Yemen’s counterterrorism forces, housed in the Ministry of the Interior (MOI) and tasked with combating Al Qaeda in the Arabian Peninsula.

➢	Cyber Security Challenges

The Comprehensive National Cyber Initiative (CNCI), which is mostly classified, is focused on securing the government’s cyber networks and involves all agencies of the federal government over the next five to ten years. INPUT forecasts that federal spending on Cyber & Information Security will increase from approximately $8.6 billion in federal fiscal year 2010 to approximately $13.3 billion in federal fiscal year 2015, a 9% compound annual growth rate over the next five years. As President Obama expressed recently, this is an urgent national security problem.

➢	Information Sharing, Data Interoperability and Collaboration

Intelligence agencies rely on data and text mining solutions to enable them to extract, analyze and present data gathered from the ever-increasing volumes of information available through open sources such as the Internet as well as through sensor and video feeds. Similarly, we believe the need for interoperability among the many disparate information technology systems throughout the federal government will continue to drive demand for enterprise systems that enable better coordination and communication within and among agencies and departments.

➢	Persistent and Pervasive Intelligence, Surveillance & Reconnaissance Capabilities

Better information about the adversary’s capabilities, positions, movements and intent has always been a key to success in warfare, but advances in technology and the demands of asymmetric warfare have led to a wide range of efforts by the Department of Defense to achieve more persistent and pervasive Intelligence, Surveillance & Reconnaissance (ISR) capabilities, a need well documented in the 2010 Quadrennial Defense Review (QDR). Advances in sensors, Unmanned Aircraft Systems (UAS), wireless technologies, computing and analytical software can provide an unprecedented level of situational awareness for military commanders. At the same time, the U.S. military faces entirely new challenges on the ground in its counter-insurgency operations. In addition to industrial complexes, brigades or fixed weapon emplacements, there are new demands for surveillance of individual persons-of-interest. Furthermore, while there is an enduring need for intelligence gathered over long periods of time to plan for potential wars, there is also a need for real-time decision-making where lives hang in the balance.

➢	Reliance on Technology Service Providers

The demand for technology service providers is expected to increase due to the need for federal agencies to maintain core operational functions while maintaining and updating technology across their enterprises. Given the difficulty the federal government has experienced in hiring and retaining skilled technology personnel in recent years and pending military force structure reductions, we believe the federal government will need to rely heavily on technology service providers that have experience with government legacy systems, can sustain mission-critical operations and have the required government security clearances to deploy qualified personnel in classified environments. At December 31, 2010, 78% of ManTech’s more than 10,100 employees had U.S. government security clearances. In addition, with active engagements in Iraq and Afghanistan, our Department of Defense customers need to focus their internal resources on combat operations and are turning to contractors for many support operations such as logistics.

Our Solutions and Services

We combine deep domain understanding and technical capability to deliver comprehensive information technology, systems engineering, technical and other services and solutions primarily in support of mission critical national security programs for the intelligence community and Department of Defense. Our broad set of services is generally deployed in custom combinations to best address the requirements of our customers’ long-term programs; however, they generally include the following solution sets that are aligned with the long-term needs of our national security clients: C4ISR Lifecycle Support, Cyber Security, Global Logistics Support, Intelligence/Counter-Intelligence Support, Information Technology Modernization & Sustainment, Systems Engineering and Test & Evaluation.

C4ISR Support

We support the Department of Defense, federal agencies and coalition partners in the development, deployment, operation and maintenance of C4ISR systems and solutions. Our support spans the entire lifecycle continuum, from initial requirements definition, program management and acquisition support, through engineering, development and integration, test & evaluation, deployment, training and ultimate operation and maintenance of C4ISR solutions. Our experience spans all of the military services, with support provided in the U.S. and in deployed locations worldwide.

Through various roles from program management and acquisition support to software development and integration, we have supported the delivery of C4ISR-related solutions for the U.S. Army Communications-Electronics Command (CECOM), the U.S. Navy Space & Naval Warfare Systems Command (SPAWAR) and the U.S. Marine Corps Systems Command (MARCORSYSCOM). Our experience in supporting the delivery of new capabilities spans many key systems, including: the Joint Network Node (JNN), the Distributed Common Ground Systems-Army (DCGS-A), the Advanced Monitoring Display System (AMDS), the EQ-36 RADAR system, and many others.

ManTech has a proven record in successful post-development support for C4ISR systems. For major systems like the Army’s DCGS-A and Base Expeditionary Targeting and Surveillance Systems—Combined (BETTS-C), we provide training, fielding, logistics support and forward maintenance. ManTech manages and operates Regional Support Centers (RSCs) throughout the United States, Iraq, Afghanistan, Germany, Korea and elsewhere for intelligence, electronic warfare and related critical missions. At these RSCs we perform systems and network troubleshooting, maintenance, repair and installation, as well as integration and testing of approximately 150 systems designed for vehicular, airborne and portable platforms. ManTech personnel located at these RSCs have supported every major military deployment since 1990.

Military operations are increasingly reliant on communication and information architectures that offer global connectivity and interoperability between joint, interagency and multi-national forces. ManTech supports efficient acquisition strategies to develop and integrate the latest C4ISR technologies, provide focused fielding and training programs and rapidly establish and man robust operational system sustainment and logistics infrastructures.

Cyber Security

Cyber security challenges are becoming increasingly ubiquitous, threatening not just traditional Information Technology, but also C4ISR and other national security systems; embedded electronics on ground, sea and aerospace platforms; classified and law enforcement networks & systems; health IT, and systems providing critical civilian services. Our team of security experts tackles some of the most challenging cyber security problems facing the nation, such as identifying and neutralizing external cyber attacks, managing security operations centers (SOCs), developing robust insider threat detection programs, and creating enterprise vulnerability management programs. We have provided computer network operations support to important national security customers for more than a decade, working across the three domains of computer network attack, defense and exploitation. We provide comprehensive cyber warfare and cyber defense security solutions and services to the Department of Defense, agencies in the intelligence community, Department of State, Department of Justice and other Federal agencies. We operate 24/7 SOCs for several key government customers, including the Departments of Justice and Agriculture and the FBI.

We are also trusted partners in the area of information assurance. Our understanding of IT security guidance and policy allows us to assist our customers in ensuring their programs are protected in accordance with that policy and in developing mitigation strategies to reduce the risks of cyber threats. Our vulnerability assessment and penetration testing capabilities allow us to emulate threats to information, whether from wired or wireless networks, software applications, or through social engineering. If a customer is unfortunate enough to have experienced a compromise, our incident response team, comprised in part of former cyber federal law enforcement agents, can deploy around the world to assist them.

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

Global Logistics Support

In recent years the Department of Defense, Department of State and other Federal agencies have experienced an increased need for logistics support worldwide to meet this need, ManTech has provided a wide range of core services for decades, including supply chain management support (such as warehousing, logistics management, shipping/receiving, and property management), maintenance and reset of ground vehicles and electronics, and other field services support (including fielding, training and operations support).

We provide logistics, repair and maintenance services, unique system training and curriculum support, resource management and inventory tracking technologies for complex, critical and specialized customer systems in deployed, isolated and remote locations worldwide. With respect to the Route Clearance program on behalf of the U.S. Army in Southwest Asia (predominantly Iraq and Afghanistan), we are responsible for maintaining critical and life-sustaining operational readiness levels for counter-improvised explosive device (IED) vehicles and systems, including Mine-Resistant Ambush-Protected (MRAP) vehicles and MRAP All-Terrain Vehicles (M-ATV). To that end, we are responsible for the development and management of supply levels, as well as the streamlined operation of supply-chain channels, including vendor partnerships with original equipment manufacturers (OEMs) to ensure the expedient, unencumbered delivery of systems and parts to forward operating theater locations.

We also support the U.S. Department of State Global IT Modernization Program (GITM) by centrally managing the worldwide modernization of the Department’s computer networks. We design, support procurement, and integrate the latest system software and hardware technologies including servers, switches, workstations, and network printers. Our installation teams travel to each State Department location worldwide to complete each installation.

Intelligence/Counter-Intelligence Solutions & Support

We provide robust information technology solutions and mission support services that the national intelligence agencies and other classified program customers need to assure continuous operations, improve data gathering and analysis, collaborate securely and protect program security.

➢	Secure Information Sharing and Collaboration

The ability to collaborate and share information across non-traditional boundaries in a trusted fashion has become critically important for national security. We apply extensive engineering experience and proven solutions to facilitate collaboration and information sharing to meet Department of Defense and intelligence community security requirements. TIME magazine recognized A-Space, our next generation analytic sharing and collaboration program developed for the Office of the Director of National Intelligence (ODNI), as one of the Top 50 inventions of 2008. We also led the design and implementation of the Department of Defense Intelligence Information Systems (DoDIIS) service oriented architecture (SOA) and services-based capabilities for the Defense Intelligence Agency. The DoDIIS SOA framework helps intelligence analysts comb through millions of intelligence reports to find relevant and meaningful answers to national security questions and better enables intelligence analysis, information discovery, knowledge management and information sharing.

➢	Multi-Level, Secure, Network Engineering

Our network architecture planning and implementation services and systems engineering services support enterprise-wide network infrastructures and components that include local area network/wide area network (LAN/WAN) architectures, messaging architectures, network management solutions, directory services architecture and web hosting. These services are provided within secure environments requiring the application of multi-level security policies across the enterprise. We apply these capabilities to critical customer missions requiring multi-layered security within applications in order to improve information sharing and collaboration. For example, we developed a state-of-the-art analytic environment that provides access to regional, national and international information with appropriate security level access controls, providing direct operational support to time-sensitive counterterrorism activities in support of an intelligence community customer.

➢	Operations and Analysis Support

We support strategic and tactical intelligence systems, networks and facilities in support of the intelligence community and Department of Defense. To support classified systems and facilities designed to collect, analyze, process and report on various intelligence sources, we develop and integrate collection and analysis systems and techniques. Some of our intelligence-related services also include the design, rapid development and prototyping, integration and management of real-time signal processing systems. We also provide support to the development and application of analytical techniques to counterintelligence, Human-Intelligence (HUMINT) operations/training and counter-terrorist operations. For example, we support intelligence operations designed to counter narcotics trafficking along our nation’s southwest border.

➢	Secrecy Management and Program Security Architecture

Highly-classified programs, including intelligence operations and military programs, require secrecy management and security infrastructure services. These services can include vulnerability assessment, exposure analysis, secrecy architecture design, security policy development and implementation, lifecycle acquisition program security, operations security, information assurance, Anti-Tamper, Export Compliance support, foreign disclosure, system security engineering, security awareness and training, comprehensive security support services and technical certification and accreditation services. Due to the highly sensitive and classified nature of these programs, opportunities are often limited to a select number of providers that possess the requisite capabilities, qualifications and special access clearances. We provide integrated security support for a number of programs, including the Joint Strike Fighter (JSF) Program, which presents the most complex security problem set of any weapon system in our nation’s history due to the numerous highly classified technologies incorporated in its design and international content in both its development and its usage. We provide a complete range of integrated security services to the JSF Program Office, including physical, personnel and cyber security disciplines, as well as in-depth support to international disclosure controls.

Information Technology Modernization & Sustainment

Information Technology (IT) plays an increasingly central role in the missions of our Defense, Intelligence and Federal Civilian customers, and as a result, is an important part of many of our solution areas. We design, develop, deploy, modernize, operate and maintain IT systems and infrastructure as a more stand-alone service offering to improve mission performance and lower costs for our government customers. For the Department of State, we currently have the responsibility to modernize over 650 classified and unclassified networks and systems in over 375 locations around the world. The backbone of our global capabilities is a comprehensive ISO 9001:2000-certified management and control system designed to provide best value for the customers and to lower the total cost of ownership across the systems’ lifecycles. For the Defense Commissary Agency, we provided Network Operations Center (NOC) services to sustain its global network infrastructure and manage hardware and software at remote sites from headquarters.

Systems Engineering

Since 1968, ManTech’s scientists and engineers have provided disciplined systems engineering support to a wide range of customers, that presently include programs and offices within the Department of Homeland Security, Department of Defense, intelligence community and National Aeronautics and Space Administration (NASA). For example, we perform comprehensive systems engineering services to analyze, develop and integrate solutions for U.S. Navy hardware and software requirements across subsurface, surface, ground, air and space domains; provide systems engineering and program management support for the Department of Homeland Security’s Secure Border Initiative; and support current and future space launch operations for the U.S. Air Force Launch and Range Systems Wing (LRSW) with systems engineering and integration services.

In recent years, the Department of Defense, the intelligence community, NASA, the Department of Homeland Security and others have faced serious program delays and cost overruns on their major development programs, amounting to billions in wasted tax dollars. The common theme in almost all of these problem programs has been poor project management and a lack of systems engineering throughout the development process. At the same time, Congress and others have been increasingly concerned about the Organizational Conflict of Interest (OCI) posed by companies providing both advisory and development services.

Our proprietary systems engineering toolset, the ManTech Enterprise Framework, provides a regimented and interdisciplinary approach to transition from a stated need to an operationally effective and suitable system, service or capability. Based in “Systems Thinking,” the framework is an overarching and proven process that integrates the full spectrum of project management, systems engineering and acquisition practices necessary to effectively manage a project or system over its life cycle. Through it, we address a full 360-degree perspective of a program, including disciplines of system, software, hardware, acoustics, communications, reliability, safety and test engineering, as well as modeling, simulation and analysis. Our long-term commitment to the systems engineering discipline is exemplified by our achievement of our Capability Maturity Model® Integration Level 3 rating for Software and Systems Engineering.

Moreover, because ManTech is not a major system integrator/developer, we provide systems engineering advisory services to our government customers without concerns about potential conflicts of interest. In fact, ManTech was one of the first companies to have sought and received certification as a “non-conflicted” services provider from the National Reconnaissance Office (NRO).

Test & Evaluation

ManTech is a leading provider of Test & Evaluation services to a wide range of defense, intelligence, homeland security and space customers. Our Test & Evaluation services are tightly linked with our systems engineering capabilities and include specific competencies in test engineering, preparation and planning; modeling and simulation; test range operations and management; and Independent Validation & Verification (IV&V).

For the Department of Homeland Security’s Domestic Nuclear Detection Office, we provide system analysis, modeling and testing of technologies and systems that are being deployed to identify and detect nuclear and radiological sources that are attempting entry into the U.S. We also test complex and mission-critical hardware and software systems used by the Army, Navy and NASA, with many of these customer relationships spanning more than three decades. We have played key roles in improving the performance, reliability, maintainability, supportability and weapons effectiveness of all Navy in-service rotary and fixed wing platforms and their associated ordnance.

We perform independent tests to certify that new or upgraded systems operate in accordance with design requirements and interoperate with legacy systems. For example, for the past 21 years ManTech has installed, operated and maintained a large and complex joint test environment for the Defense Information Systems Agency (DISA), Joint Interoperability Test Command. Recently, we built a systems integration lab (SIL) for a Department of Defense customer that enables engineers to test new hardware and software on a virtual copy of the enterprise architecture. Once per quarter, virtual snapshots are taken of more than 150 servers and placed in the SIL to create an accurate facsimile of the production environment. We have performed certification services for aircraft weapon systems in support of U.S. Naval Air Systems Command programs. We are a prime contractor on the Department of Homeland Security’s Enterprise Acquisition Gateway for Leading Edge Solutions (EAGLE) in the functional category for Independent Test, Evaluation, Validation and Verification. We were awarded the first task order issued under this category to provide the Department of Homeland Security’s Science & Technology Directorate with IT security compliance services, IT security architecture services and IT security IV&V of the Directorate’s applications and systems at its headquarters and throughout its numerous research laboratories.

Additionally, we are the prime contractor supporting the U.S. Army’s Electronic Proving Ground (EPG) at Fort Huachuca, Arizona. ManTech is providing support testing for Command, Control, Communications, Computers and Intelligence (C4I), navigation, and sensor systems for reliability, availability and maintainability, electromagnetic interference/electromagnetic compatibility and security. We provide a full spectrum of services including scientific, engineering, technical, administrative, maintenance and logistics. Other services include instrumentation and hardware/software-related development, as well as laboratory/test bed operations and special studies in Fort Huachuca; Yuma Proving Ground, AZ; Fort Hood and Fort Bliss, TX; Fort Lewis, WA; Aberdeen Proving Ground, MD; and White Sands Missile Range, NM.

Our Growth Strategy

Our objective is to grow our business profitably as a premier provider of technology and engineering services and solutions to the federal government market. Our strategies for achieving this objective include the following:

➢	Expand Within Our National Security Base

Since our founding in 1968, we have focused on providing information technology-based solutions and services for mission-critical national security programs. We have several long standing customer relationships; many of our early customers are still our customers today. We intend to capitalize on our global footprint and long-term relationships with our customers and our reputation within the intelligence community, Department of Defense and other government agencies to attract new customers and to cross-sell our broad array of solutions to our existing customers. Our successful past performance track record and demonstrated technical expertise gives us credibility with our current customers and enhances our ability to gain follow-on contracts and compete for new programs. For example, this year ManTech received the NASA Goddard Space Flight Center Contractor Excellence Award for the third time since 2000. As customers seek a “single integrator solution” approach, we believe that we have sufficient experience and expertise to support such programs for current and new customers. Because our personnel are on-site with, or work in close proximity to, our customers, we understand their requirements and are often able to enhance their operations by rapidly identifying and developing solutions for customer-specific requirements.

➢	Target High Growth Segments of the Market

We believe the projected growth in government technical services spending will offer opportunities for development and delivery of advanced technology solutions for enterprise applications and information systems.

We intend to expand our service offerings in such high growth program areas. In particular, we intend to focus on providing new or improved solutions in cyber security, information assurance and C4ISR lifecycle support, and we have established campaigns around other potential high growth areas, such as smart power and border security.

➢	Pursue Strategic Acquisitions

Our market, business model and financial discipline enable us to generate substantial cash to accelerate our growth. We plan to enhance our internal growth by selectively pursuing strategic acquisitions of businesses that can cost-effectively broaden our domain expertise and service offerings and allow us to establish relationships with new customers. Our primary acquisition objectives are three-fold: strengthen our core offerings in national security and homeland defense, augment our cyber security capability and diversify into U.S. federal civilian agencies. We have successfully acquired 17 businesses since our IPO in February 2002, accelerating our overall revenue growth. Our recent acquisitions include the following acquisitions:

•	TranTech, Inc. (TranTech)—On February 11, 2011, we acquired TranTech, a provider of information technology, networking and cyber security services to the federal government.

•

MTCSC, Inc. (MTCSC)—On December 23, 2010, we acquired MTCSC, a leading provider of Command, Control, Communication, Computers, Intelligence, Surveillance and Reconnaissance (C4ISR) systems integration, cyber security and network engineering solutions to U.S. government customers.

•

QinetiQ North America’s Security and Intelligence Solution Business (S&IS)—On October 8, 2010, we acquired S&IS, a provider of integrated security solutions to the Department of Defense and the intelligence community.

•	Sensor Technologies Inc. (STI)—On January 15, 2010, we acquired STI, a leading provider of mission-critical systems engineering and C4ISR services and solutions to the Department of Defense.

➢	Attract, Train and Retain Highly Skilled and Highly Cleared Personnel

We must continue to attract, train and retain skilled professionals, including engineers, scientists, analysts, technicians and support specialists, to ensure that we have the capabilities to fulfill our customers’ requirements. We target candidates who have served in the military or as civilian experts in the intelligence community and Department of Defense, as well as those who are leading specialists in their technology disciplines.

Since 2006, we have annually been ranked in the Top 10 in the nation on the G.I. Jobs Magazine Military-Friendly Employers list. In 2008, we announced an employer partnership with the U.S. Army Reserve that will allow both organizations to recruit, train and employ young people interested in serving the nation and pursuing a career in information technology. In 2010, we greatly expanded our internal communications programs to build greater corporate awareness and loyalty. With our emphasis on people, we have lowered our voluntary attrition rate in each of the last two years and grown our employee base by more than 25% in 2010. We believe we can continue to build the key managers and technical staff that we need to meet our growth objectives by offering competitive compensation and incentive plans, opportunities for career growth through company-supported education programs and diverse, challenging job assignments.

➢	Maintain Our Relentless Focus on Efficiency

Our customers are increasingly awarding work to service providers who can provide mission-critical services most efficiently. ManTech has always maintained a very competitive cost structure so we are well-positioned in the marketplace and offer a strong value proposition to our customers. We will continue our focus on being cost-competitive, and look for ways to create additional efficiencies in delivering our services.

Our Customers

Our primary customers are U.S. federal government intelligence, military and civilian agencies. In addition, we support some state and local governments and commercial customers. We derive most of our revenues from national security and homeland defense customers. We have successful, long-standing relationships with our customers, having supported many of them for over 40 years.

Fiscal Year	Percentage of Revenue from Federal Government Customers	Percentage of Revenue from National Security and Homeland Defense Customers
2010	98.7%	95.8%
2009	98.3%	95.0%
2008	98.1%	93.8%

Our national security and homeland defense customers include: the Department of Defense; the Department of State; the Department of Homeland Security; the Department of Justice, including the FBI; various intelligence agencies; federal intelligence and terrorism task forces; the U.S. Army, Navy, Air Force and Marine Corps; and joint military commands. Our other U.S. Federal Government customers include NASA, NOAA and the Patent & Trademark Office (PTO).

Our federal government customers typically exercise independent contracting authority, and even offices or divisions within an agency or department may directly, or through a prime contractor, use our services as a separate customer so long as that customer has independent decision-making and contracting authority within its organization. For example, under a contract with one of the Army’s contracting agencies, program managers throughout the Army and from other services and defense agencies are able to purchase a wide range of our solutions. The U.S. Army Tank-Automotive Armament Command (TACOM) contract accounted for 12.2%, 20.2% and 1.8% of our revenues for the years ended December 31, 2010, 2009 and 2008, respectively. Similar work was performed under a predecessor program, the U.S. Army Countermine contract, which accounted for less than 1.0%, 2.4% and 11.3% of our revenues for the years ended December 31, 2010, 2009 and 2008, respectively. In addition, there were no sales to any customers within a single country (except for the United States) where such sales accounted for 10% or more of our total revenues.

For 2010 and 2009, we derived 24.1% and 35.2%, respectively, of our revenues through relationships with prime contractors, who contract directly with the customer and subcontract to us.

Foreign Operations

We treat sales to U.S. government customers as sales within the United States, regardless of where services are performed. North Atlantic Treaty Organization (NATO) is the Company’s largest international customer. The percentages of total revenues by geographic customer for the last three years were as follows:

	Year Ended December 31,
	2010	2009	2008
United States	99.2%	99.0%	98.9%
International	0.8%	1.0%	1.1%

	100.0%	100.0%	100.0%

Backlog

At December 31, 2010, our backlog was $4.9 billion, of which $1.6 billion was funded backlog. At December 31, 2009, our backlog was $3.8 billion, of which $1.1 billion was funded backlog. Backlog represents estimates that we calculate on the basis described below. We expect that approximately 45% to 50% of our total backlog will be recognized as revenue prior to December 31, 2011.

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

Changes in the amount of our backlog and funded backlog result from potential future revenues from the execution of new contracts or the extension of existing contracts, reductions from contracts that end or are not renewed, reductions from the early termination of contracts and adjustments to estimates for previously included contracts. Changes in the amount of our funded backlog also are affected by the funding cycles of the government. Our estimates of future revenues are inexact and the receipt and timing of any of these revenues is subject to various contingencies, many of which are beyond our control. The actual accrual of revenues on programs included in backlog and funded backlog may never occur or may change because a program schedule could change, a program could be canceled, a contract could be modified or canceled, an option that we have assumed would be exercised is not exercised or initial estimates regarding the amount of services that we may provide could prove to be wrong. For the same reason, we believe that period-to-period comparisons of backlog and funded backlog are not necessarily indicative of future revenues that we may receive.

Employees

As of December 31, 2010, we had approximately 10,100 employees, including approximately 1,900 employees located outside of the United States. Of our overall employee base, approximately 78% held security clearances and approximately 38% held Top Secret or higher level clearances. We believe that our relationships with our employees are good. The Company currently has approximately 10,300 employees.

Patents, Trademarks, Trade Secrets and Licenses

We own a limited number of patents. We also maintain a number of trademarks and service marks to identify and distinguish the goods and services we offer, to assure consistent quality of those goods and services and to advertise and promote those goods and services. While retaining protection of our patents, trade secrets and vital confidential information is important, we do not consider our business to be dependent on the existence or protection of such intellectual property.

Seasonality

Our business is not seasonal. However, it is not uncommon for federal government agencies to award extra tasks or complete other contract actions in the weeks before the end of the federal government’s fiscal year (which is September 30) in order to avoid the loss of unexpended fiscal year funds. Additionally, our quarterly results are impacted by the number of working days in a given quarter. There are generally fewer working days for our employees to generate revenue in the first and fourth quarters of our fiscal year.

Competition

Our key competitors currently include divisions of large defense contractors, as well as a number of mid-size U.S. government contractors with specialized capabilities. Because of the diverse requirements of U.S. government customers and the highly competitive nature of large procurements, we frequently collaborate with these and other companies to compete for large contracts and bid against these team members in other situations.

Major differentiators for ManTech in our markets include our distinctive technical competencies, extensive experience supporting critical intelligence and military missions, successful past contract performance, reputation for quality at a competitive price and key management with domain expertise.

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

Fairfax, Virginia 22033-3300

Phone: (703) 218-6000

Item 1A. RISK FACTORS

Forward-Looking and Cautionary Statements

Set forth below are the risks that we believe are material to investors who purchase our common stock. You should carefully consider the following risks together with the other information contained in or incorporated by reference into this Annual Report on Form 10-K, including our consolidated financial statements and notes thereto. The risks described below are not the only risks facing us. Additional risks and uncertainties not currently known to us, or those we currently deem to be immaterial, may also materially and adversely affect our business, financial condition or results of operations. This section contains forward-looking statements. You should refer to the explanation of the qualification and limitations of forward-looking statements set forth at the beginning of this Annual Report.

Risks Related to Our Business

We depend on contracts with the U.S. federal government for substantially all of our revenues. If our relationships with the federal government were harmed, our business, future revenues and growth prospects could be adversely affected.

We expect that federal government contracts will continue to be the primary source of our revenues for the foreseeable future. We derived approximately 98.7%, 98.3% and 98.1% for fiscal years 2010, 2009 and 2008, respectively, of our revenues from our federal government customers (consisting primarily of national security customers in the intelligence community; departments of Defense, State, Homeland Security and Justice; the space community; the National Oceanic and Atmospheric Administration; and other U.S. federal government customers). Our business, prospects, financial condition or operating results could be materially harmed if:

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

Our business depends upon continued federal government expenditures on intelligence, defense and other programs that we support. These expenditures have not remained constant over time. In the late 1980s and early 1990s the overall U.S. defense budget declined, resulting in a slowing of new program starts, program delays and program cancellations. As a result, certain defense-related government contractors experienced declining revenues, increased pressure on operating margins and, in some cases, net losses. After the 2001 terrorist attacks and more recently in support of U.S. war efforts in Southwest Asia, spending authorizations for intelligence and defense-related programs by the government increased. Today, in the face of growing national debt, and certain longer term fiscal challenges facing the nation, the U.S. defense budget has again come under pressure. Although we believe there will continue to be pockets of growth for many of the services that we provide, the focus on creating efficiencies and savings may increase, affecting future levels of expenditures, changing mission priorities and shifting authorizations to programs in areas where we do not currently provide services. For example, current federal government spending levels on defense-related programs are in part related to the U.S. military operations in Afghanistan and Iraq, and may not be sustainable if stability in the region increases and there is a shift toward supporting other initiatives. More generally, our business, prospects, financial condition or operating results could be materially harmed by the following:

•	Budgetary constraints affecting federal government spending, generally, or specific departments or agencies in particular, and changes in fiscal policies or available funding;

•	Changes in federal programs or requirements;

•	Realignment of funds with changed federal government priorities, which may impact the U.S. war efforts, including reductions in funds for in-theater missions;

•	Efforts to improve efficiency and reduce costs affecting federal government programs generally,

•	Delays in the payment of our invoices by federal government offices;

•	Curtailment of the federal government’s outsourcing of mission critical and technology support services;

•	Competition and consolidation in the information technology industry;

•	The adoption of new laws or regulations; and

•	General economic conditions.

These or other factors could cause federal government agencies and departments to reduce their purchases under contracts, incorporate less favorable terms in existing or future contracts, exercise their right to terminate contracts or not exercise options to renew contracts, any of which could cause us to lose revenue. A significant decline in overall U.S. government spending or a shift in expenditures away from agencies or programs that we support could cause a material decline to our revenues.

The failure by Congress to approve budgets on a timely basis for the federal agencies we support could delay procurement of our services and solutions and cause us to lose future revenues.

On an annual basis, Congress must approve budgets that govern spending by the federal agencies that we support. In years when Congress is not able to complete its budget process before the end of the federal government’s fiscal year on September 30, Congress typically funds government operations pursuant to a continuing resolution. A continuing resolution allows federal government agencies to operate at spending levels approved in the previous budget cycle. When the U.S. government operates under a continuing resolution, it may delay funding we expect to receive from customers on work we are already performing and will likely result in new initiatives being delayed or in some cases cancelled. The federal government’s failure to complete its budget process, or to fund government operations pursuant to a continuing resolution, may result in a federal government shutdown, such as that which occurred during the 1996 fiscal year.

If we fail to comply with complex procurement laws and regulations, we could lose business and be liable for various penalties or sanctions.

We must comply with laws and regulations relating to the formation, administration and performance of federal government contracts. These laws and regulations affect how we conduct business with our federal government customers. In complying with these laws and regulations, we may incur additional costs. Non-compliance may also allow for the assignment of additional fines and penalties, including contractual damages. Among the more significant laws and regulations affecting our business are the following:

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

Our contracting agency customers periodically review our compliance with procurement laws and regulations, as well as our performance under the terms of our federal government contracts. If a government review or investigation uncovers improper or illegal activities, we may be subject to civil or criminal penalties or administrative sanctions, including:

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

The federal government may change its procurement practices or adopt new contracting laws, rules or regulations, such as cost accounting standards. For example, it could change its preference for procurement methods and/or contract type in a manner that is unfavorable to technology support contractors generally. Any such change could potentially place greater pressure on our profit margins, and could materially harm our operating results. Additionally, aspects of the federal government’s procurement system, such as the number of acquisition personnel available to support the workload imposed by new federal procurement regulations and an increasing number of protests, could exacerbate delays in the procurement decision making process, thus delaying our ability to generate revenues from proposals and awards. The federal government could also adopt new socio-economic requirements, or could curtail the outsourcing of various types of work, which could reduce our revenue opportunities. For example, certain government agencies have begun insourcing various types of inherently governmental services, and other government agencies could adopt similar practices, which could adversely affect our revenues. These changes could impair our ability to obtain new contracts or win re-competed contracts. Any new contracting methods could be costly or administratively difficult for us to satisfy and, as a result, could cause actual results to differ materially and adversely from those anticipated.

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

Unfavorable federal government audits or results of other investigations could subject us to penalties or sanctions, adversely affect our profitability, harm our reputation and relationships with our customers or impair our ability to win new contracts.

The Defense Contract Audit Agency (DCAA) and other government agencies routinely audit and investigate government contracts and systems. These agencies review a contractor’s performance on its contract, cost structure and compliance with applicable laws, regulations and standards. The DCAA also reviews the adequacy of, and a contractor’s compliance with, its internal control systems and policies, including the contractor’s accounting, purchasing, estimating, compensation and management information systems. Allegations of impropriety or deficient controls could harm our reputation or influence the award of new contracts. Any costs found to be improperly allocated to a specific contract will not be reimbursed, while such costs already reimbursed must be refunded. Recently, U.S. Government contractors, including our Company, have seen a trend of increased scrutiny by the DCAA and other U.S. Government agencies. For example, among other matters, the DCAA has begun to focus on the strict adherence by technology support contractors to labor qualification requirements contained in the terms of federal government contracts which we support. The DCAA has also generally increased its examination of U.S. government contractors that, like our Company, perform services outside the United States, particularly in Southwest Asia. If any of our internal control systems or policies is found non-compliant or inadequate, payments may be suspended under our contracts or we may be subjected to increased government scrutiny and approval that could delay or adversely affect our ability to invoice and receive timely payment on our contracts, perform contracts or compete for contracts with the U.S. Government. As a result, a DCAA audit could materially affect our competitive position and result in a substantial adjustment to our revenues. DCAA audits for costs incurred on work performed after 2005 have not yet been completed. In addition, government agency audits on a certain cost center of the Company have not been completed for the years 2002 through 2004 and one of our foreign operations has not yet been audited for 2003 and 2004. While we believe that the vast majority of such costs will be approved upon final audit, we do not know the outcome of any future audits and adjustments and, if any future audit adjustments exceed our estimates, our profitability could be adversely affected.

U.S. Government contractors are subject to a greater risk of investigation, criminal prosecution, civil fraud, whistleblower lawsuits and other legal actions and liabilities than companies with solely commercial customers. In addition to increased investigation by the DCAA, contractors that provide support services to U.S. forces in Southwest Asia have also come under increasing scrutiny by agency inspector generals, other government auditors and congressional committees. If a government audit or other investigation uncovers improper or illegal activities, we may be subject to civil and criminal penalties and administrative sanctions, including termination of contracts, forfeiture of profits, suspension of payments, fines and suspension or debarment from doing business with federal government agencies. More generally, increased scrutiny and investigation into business practices and into major programs supported by contractors may lead to increased legal costs and may harm our reputation and profitability if we are among the targeted companies, regardless of the underlying merit of the allegations being investigated.

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

Federal government contracts contain provisions and are subject to laws and regulations that give the government rights and remedies not typically found in commercial contracts. These provisions may allow the government to:

•	Terminate existing contracts for convenience, as well as for default;

•	Reduce orders under, or otherwise modify contracts or subcontracts;

•	Cancel multi-year contracts and related orders if funds for contract performance for any subsequent year become unavailable;

•	Decline to exercise an option to renew multi-year contracts or issue task orders in connection with multiple award contracts;

•	Suspend or debar us from doing business with the federal government or with a government agency;

•

Prohibit future procurement awards with a particular agency as a result of a finding of an organizational conflict of interest based upon prior related work performed for the agency that would give a contractor an unfair advantage over competing contractors;

•

Subject the award of contracts to protest by competitors, which may require the contracting federal agency or department to suspend our performance pending the outcome of the protest and may also result in a requirement to resubmit offers for the contract or in the termination, reduction or modification of the awarded contract;

•	Terminate our facility security clearances and thereby prevent us from receiving classified contracts;

•	Claim rights in products and systems produced by us; and

•	Control or prohibit the export of our products and services.

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

We derive significant revenues from contracts awarded through a competitive bidding process. This process can impose substantial costs upon us and we may lose revenue if we fail to compete effectively, or if there are delays caused by protests or challenges of contract awards.

We derive significant revenue from federal government contracts that are awarded through a competitive bidding process. We expect that a significant portion of our future business will also be awarded through competitive bidding. Competitive bidding presents a number of risks, including:

•

Bidding on programs in advance of the completion of their design, this may result in unforeseen difficulties in execution, cost overruns, or, in the case of unsuccessful competition, the loss of committed costs;

•	Spending substantial cost and managerial time and effort to prepare bids and proposals for contracts that may not be awarded to us, which may result in reduced profitability;

•	Failing to accurately estimate the resources and cost structure that will be required to service any contract we are awarded;

•

Incurring expense and delays due to competitor’s protest or challenge of contract awards made to us, including the risk that any such protest or challenge could result in the resubmission of bids on modified specifications, or in the termination, reduction or modification of the awarded contract, which may result in reduced profitability;

•	Changes to client bidding practices or government reform of its procurement practices, which may alter the prescribed contract relating to contract vehicles, contract types and consolidations; and

•	Changes in policy and goals by the government providing set-aside funds to small business, disadvantaged businesses and other socio-economic requirements in the allocation of contracts.

If we are unable to win particular contracts that are awarded through the competitive bidding process, in addition to the risk that our operating results may be adversely affected, we may be unable to operate in the market for services that are provided under those contracts for a number of years. Even if we win a particular contract through competitive bidding, our profit margins may be depressed as a result of the costs incurred through the procurement process. Additionally, the competitive bidding process, and any increased use by the federal government of a lowest price/technically acceptable standard for contract awards, may require us to decrease the margin by which we expect our bid price to exceed our costs.

Our earnings and profitability may vary based on the mix of type of contracts we perform and may be adversely affected if we do not accurately estimate the expenses, time and resources necessary to satisfy some of our contractual obligations.

We enter into three types of federal government contracts for our services: cost-plus, time-and-materials and fixed-price. For our last two fiscal years, we derived revenue from such contracts as follows:

Contract Type	2010	2009
Time-and-Materials	63.7%	68.1%
Cost-Plus	20.9%	19.6%
Fixed-Price	15.4%	12.3%

Each of these types of contracts, to varying degrees, involves some risk that we could underestimate our cost of fulfilling the contract, which may reduce the profit we earn or lead to a financial loss on the contract.

•

Under time-and-material contracts, we are reimbursed for labor at negotiated hourly billing rates and for certain expenses. We assume financial risk on time-and-material contracts because we assume the risk of performing those contracts at negotiated hourly rates.

•

Under cost-plus contracts, we are reimbursed for allowable costs and paid a fee, which may be fixed or performance-based. To the extent that the actual costs incurred in performing a cost-plus contract are within the contract ceiling and allowable under the terms of the contract and applicable regulations, we are entitled to reimbursement of our costs, plus a profit. However, if our costs exceed the ceiling or are not allowable under the terms of the contract or applicable regulations, we may not be able to recover those costs. In particular, there is increasing focus by the federal government on the extent to which contractors are able to receive reimbursement for employee compensation.

•

Under fixed-price contracts, we perform specific tasks for a fixed price. Compared to cost-plus contracts, fixed-price contracts generally offer higher margin opportunities, but involve greater financial risk because we bear the impact of cost overruns, which could result in increased costs and expenses. Because we assume such risk, an increase in the percentage of fixed-price contracts in our contract mix, whether caused by a shift by the federal government toward a preference for fixed-price contracts or otherwise, could increase the risk that we suffer losses if we underestimate the level of effort required to perform the contractual obligations.

Our profits could be adversely affected if our costs under any of these contracts exceed the assumptions we used in bidding for the contract. Recently, certain federal government customers have begun to shift away from time-and-materials contracts, and such shift, if not managed successfully, could impact margins. Should the government further alter its procurement practices, our contract mix may continue to change, thereby potentially increasing our exposure to these risks.

Our overall profit margins on our contracts may decrease and our results of operations could be adversely affected if materials and subcontract revenue grow at a faster rate than labor-related revenues.

Our revenues are generated both from the efforts of our employees (labor-related revenue) and from the receipt of payments for the costs of materials and subcontracts we use in connection with performing our services (materials and subcontract revenue). Generally, our materials and subcontract revenues have lower profit-margins than our labor-related revenues. If our materials and subcontract revenues grow at a faster rate than labor-related revenues, our overall profit margins may decrease and our profitability could be adversely affected.

We face aggressive competition that can impact our ability to obtain contracts and therefore affect our future revenues and growth prospects.

We operate in highly competitive markets and generally encounter intense competition to win contracts. We compete with larger companies that have greater name recognition, financial resources and larger technical staffs. We also compete with smaller, more specialized companies that are able to concentrate their resources on particular areas. To remain competitive, we must provide superior service and performance on a cost-effective basis to our customers. Our competitors may be able to provide our customers with different or greater capabilities or better contract terms than we can provide, including technical qualifications, past contract experience, geographic presence, price and the availability of qualified professional personnel. In particular, increased efforts by our competitors to meet federal government requirements for efficiency and cost reduction may necessitate that we become more competitive with respect to price, and thereby potentially reduce our profit margins, in order to win or maintain contracts. In addition, our competitors may consolidate or establish teaming or other relationships among themselves or with third parties to increase their ability to address customers’ needs.

We may not receive the full amount authorized under our contracts and we may not accurately estimate our backlog, which could adversely affect our future revenues and growth prospects.

As of December 31, 2010, our estimated contract backlog totaled approximately $4.9 billion, of which approximately $1.6 billion was funded. Backlog is our estimate of the remaining future revenues from existing signed contracts, assuming the exercise of all options relating to such contracts and including executed task orders issued under ID/IQ contracts. Backlog also includes estimates of revenues for solutions that we believe we will be asked to provide in the future under the terms of ID/IQ contracts for which we have an established pattern of revenue. Our estimates are based on our experience using such vehicles and similar contracts; however, we cannot assure that all, or any, of such estimated contract revenue will be recognized as revenue. The U.S. government’s ability to modify, curtail or terminate our major programs or contracts makes the calculation of backlog subject to numerous uncertainties. There can be no assurance that our backlog projections will result in actual revenue in any particular period, or at all, or that any contract included in backlog will be profitable. There is a higher degree of risk in this regard with respect to unfunded backlog, since it contains management’s estimate of amounts expected to be realized on unfunded contract work that may never be realized as revenues. If we fail to realize as revenues those amounts included in our backlog, our future revenue and growth prospects may be adversely affected.

Covenants in the instruments governing our indebtedness may restrict our financial and operating flexibility.

We maintain a credit agreement with a syndicate of lenders led by Bank of America, N.A., as administrative agent. The credit agreement provides for a revolving credit facility with up to $350.0 million in loan commitments. The maturity date for the credit agreement is April 30, 2012. The terms of the credit agreement permit prepayment and termination at any time, subject to certain conditions. The terms of our credit facility also contain certain covenants that, among other things, limit our ability to create liens, merge or consolidate, dispose of assets, incur indebtedness and guarantees, repurchase or redeem capital stock and indebtedness, make certain investments or acquisitions, enter into certain transactions with affiliates or change the nature of our business. The credit agreement also contains financial maintenance covenants establishing a maximum total leverage ratio and a minimum fixed charge coverage ratio.

On April 13, 2010, we issued an aggregate principal amount of $200.0 million of 7.25% senior unsecured notes due 2018. The 7.25% senior unsecured notes are general unsecured senior obligations and are guaranteed by our existing and future wholly-owned domestic subsidiaries that also guarantee debt obligations under our credit facility. These 7.25% senior unsecured notes are subordinate to our existing and future senior secured debt (to the extent of the value of the assets securing such debt), including any indebtedness under our credit facility. The indenture governing these notes contains covenants that, subject to important exceptions and qualifications specified in the indenture, will, among other things, limit our ability and the ability of our subsidiaries that guarantee the 7.25% senior unsecured notes to: pay dividends and distributions; repurchase equity; prepay subordinated debt or make certain investments; incur additional debt or issue certain disqualified stock and preferred stock; incur liens on assets; merge or consolidate with another company or sell all or substantially all assets; allow to exist certain restrictions on the ability of the guarantors to transfer assets; and enter into sale and lease-back transactions. Further, upon the occurrence of a change of control (as defined in the indenture), we will be required, unless certain conditions are met, to make an offer to repurchase the 7.25% senior unsecured notes at a price equal to 101% of the principal amount of the 7.25% senior unsecured notes, plus any accrued and unpaid interest to the date of purchase.

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

Our level of indebtedness could materially adversely affect our ability to generate sufficient cash to fulfill our obligations under our outstanding indebtedness, our ability to react to changes in our business and our ability to incur additional indebtedness to fund future needs.

Our level of indebtedness increases the possibility that we may be unable to generate cash sufficient to pay, when due, the principal of, interest on or other amounts due in respect of our indebtedness. Our indebtedness, combined with our other financial obligations and contractual commitments, could:

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

Subject to the restrictions in our credit facility and the indenture governing our senior notes, we may incur significant additional indebtedness. If we incur a substantial amount of additional indebtedness, the related risks that we face could become more significant. Additionally, the terms of any future debt that we may incur may impose requirements or restrictions that further affect our financial and operating flexibility or subject us to other events of default.

Acquisitions could result in operating difficulties, dilution or other adverse consequences to our business.

One of our key operating strategies is to selectively pursue acquisitions. We have made a number of acquisitions in the past and we expect that a significant portion of our future growth will continue to come from such transactions. We evaluate potential acquisitions on an ongoing basis. Our acquisitions pose many risks, including:

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

As of December 31, 2010, our goodwill was $729.6 million. The amount of our recorded goodwill may substantially increase in the future as a result of any acquisitions that we make. We evaluate the recoverability of recorded goodwill amounts annually, or when evidence of potential impairment exists. The annual impairment test is based on several factors requiring judgment. Principally, a decrease in expected reporting unit cash flows or changes in market conditions may indicate potential impairment of recorded goodwill. If there is an impairment, we would be required to write down the recorded amount of goodwill, which would be reflected as a charge against operating income.

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

In 2010 and 2009, we derived 24.1% and 35.2% of our revenues, respectively, from contracts in which we acted as a subcontractor to other contractors. Additionally, where we are named as a prime contractor, we may sometimes enlist other companies to perform some services under the contract as subcontractors. We expect to continue to depend on such relationships with other contractors for a portion of our revenues for the foreseeable future. Our business, prospects, financial condition or operating results could be harmed if other contractors eliminate or reduce their contracts or joint venture relationships with us because they choose to establish relationships with our competitors; they choose to directly offer services that compete with our business; the government terminates or reduces these other contractors’ programs; or the government does not award them new contracts.

If our subcontractors or joint venture partners fail to perform their contractual obligations, our performance and reputation as a prime contractor and our ability to obtain future business could suffer.

As a prime contractor, we often rely significantly upon other companies as subcontractors to perform work we are obligated to perform for our customers. If one or more of our subcontractors fail to perform satisfactorily the agreed-upon services on a timely basis, or violate government contracting policies, laws or regulations, our ability to perform our obligations or meet our customers’ expectations as a prime contractor may be compromised. In some cases, we have limited involvement in the work performed by the subcontractors but are nevertheless responsible for such work. In extreme cases, performance or other deficiencies on the part of our subcontractors could result in a customer terminating our contract for default. A default termination could expose us to a liability for the agency’s costs of reprocurement, damage our reputation and hurt our ability to compete for future contracts and task orders.

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

We face risks associated with our international business.

Approximately 0.8% and 1.0% of our total consolidated revenues in 2010 and 2009, respectively, was generated by our entities outside of the United States. These international business operations are subject to a variety of risks associated with conducting business internationally, including:

•	Changes in or interpretations of foreign laws or policies that may adversely affect the performance of our services;

•	Political instability in foreign countries;

•	Imposition of inconsistent laws or regulations;

•	Conducting business in places where laws, business practices and customs are unfamiliar or unknown;

•	Imposition of limitations on or increase of withholding and other taxes on payments by foreign subsidiaries or joint ventures; and

•	Compliance with a variety of U.S. laws, including the Foreign Corrupt Practices Act and U.S. export control regulations, by us or subcontractors.

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

Because we are a government contractor, should an employee or subcontractor fraud or other misconduct occur, such occurrences could have an adverse impact on our business and reputation. Misconduct by employees, subcontractors or joint venture partners could involve intentional failures to comply with federal laws including: federal government procurement regulations; proper handling of sensitive or classified information; compliance with the terms of our contracts that we receive; falsifying time records; or failures to disclose unauthorized or unsuccessful activities to us. These actions could lead to civil, criminal and/or administrative penalties (including fines, imprisonment, suspension and/or debarment from performing federal government contracts) and harm our reputation. The precautions we take to prevent and detect such activity may not be effective in controlling unknown or unmanaged risks or losses.

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

Our quarterly revenues and operating results may fluctuate as a result of a number of factors, many of which are outside of our control. For these reasons, comparing our operating results on a period-to-period basis may be of limited significance in some cases, and as such, you should not rely on our past results as an indication of our future performance. While our financial results may be negatively affected by any of the risk factors identified in this section of our Form 10-K, a number of factors could cause our revenues, cash flows and operating results to vary from quarter-to-quarter, including:

•	Timing of award or performance incentive fee notices;

•	Fluctuations in revenues earned on fixed-price contracts and contracts with a performance-based fee structure;

•	Commencement, completion or termination of contracts during any particular quarter;

•	Reallocation of funds to customers due to priority;

•	Timing of significant bid and proposal costs;

•	Variable purchasing patterns under government contracts, BPAs and ID/IQ contracts;

•	Seasonal or quarterly fluctuations in our workdays and staff utilization rates;

•	Strategic decisions by us or our competitors, such as acquisitions, divestitures, spin-offs and joint ventures;

•	Changes in Presidential administrations and senior federal government officials that affect the timing of technology procurement;

•	Changes in federal government policy or budgetary measures that adversely affect government contracts in general; and

•	Changes in the volume of purchase requests from customers for equipment and materials.

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

As of December 31, 2010, Mr. Pedersen owned approximately 36.4% of our total outstanding shares of common stock. Holders of our Class B common stock are entitled to ten votes per share, while holders of our Class A common stock are entitled to only one vote per share. Mr. Pedersen beneficially owned 13,275,345 shares of Class B common stock as of December 31, 2010, thus he owned or controlled approximately 85.1% of the combined voting power of our stock as of December 31, 2010. Accordingly, Mr. Pedersen controls the vote on all matters submitted to a vote of our stockholders. As long as Mr. Pedersen beneficially owns a majority of the combined voting power of our common stock, he will have the ability, without the consent of our public stockholders, to elect all members of our Board of Directors and to control our management and affairs.

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

Provisions in our charter documents and Delaware law may inhibit potential acquisition bids that you and other stockholders may consider favorable, and the market price of our Class A common stock may be lower as a result.

There are provisions in our certificate of incorporation and bylaws that make it more difficult for a third party to acquire, or attempt to acquire, control of our Company, even if a change of control were considered favorable by you and other stockholders. Among the provisions that could have an anti-takeover effect, are provisions relating to the following:

•	The high vote nature of our Class B common stock;

•	The ability of the Board of Directors to issue preferred stock;

•	The inability of Stockholders to take action by written consent; and

•	The advance notice requirements for director nominations or other proposals submitted by our stockholders.

Item 1B. Unresolved SEC Staff Comments

We have not received any written comments from the SEC staff regarding our periodic or current reports under the Exchange Act that remain unresolved.

Item 2. Properties

We lease our office facilities and we do not own any facilities or real estate materially important to our operations. Our facilities are leased in close proximity to our customers. Since 1992, we have leased our corporate headquarters office building in Fairfax, Virginia. The lease on this facility expires in March 2020. As of December 31, 2010, we leased 30 additional operating facilities throughout the metropolitan Washington, D.C. area and 43 facilities in other parts of the United States. We also have employees working at customer sites throughout the United States and in other countries.

We believe our current facilities are adequate to meet our current needs. We do not anticipate any significant difficulty in renewing our leases or finding alternative space to lease upon the expiration of our leases and to support our future growth. Lease expiration dates range from years 2011 through 2020.

The following table provides information concerning certain leased properties.

Lease Properties as of December 31, 2010	Approximate Square Footage	General Usage
Chantilly, VA	210,000	General Office
Hanover, MD	158,000	General Office and Warehouse
Arlington, VA	105,000	General Office
Falls Church, VA	103,000	General Office
Statford, VA	100,000	General Office and Warehouse
Fairfax, VA	92,000	General Office
Herndon, VA	76,000	General Office
BelCamp, MD	67,000	General Office
Springfield, VA	55,000	General Office
Lorton, VA	51,000	General Office
Lexington Park, MD	43,000	General Office
Warren, MI	41,000	General Office and Warehouse
Huntsville, AL	38,000	General Office and Lab
Bethesda, MD	35,000	General Office
Red Bank, NJ	32,000	General Office
Miami, FL	29,000	General Office
Fairmont, WV	22,000	General Office
Sarasota, FL	20,000	General Office
Foreign Locations	4,000	General Office
Other Locations	308,000	General Office and Warehouse

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

Item 4. (Removed and Reserved)

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

2010	High	Low
First Quarter	$51.83	$43.75
Second Quarter	$51.00	$41.95
Third Quarter	$42.63	$34.69
Fourth Quarter	$42.20	$38.56

2009	High	Low
First Quarter	$60.62	$37.07
Second Quarter	$45.62	$32.86
Third Quarter	$55.11	$40.32
Fourth Quarter	$51.35	$42.56

There is no established public market for our Class B common stock.

As of February 23, 2011, there were 46 holders of record of our Class A common stock and 3 holders of record of our Class B common stock. The number of holders of record of our Class A common stock is not representative of the number of beneficial holders because many of the shares are held by depositories, brokers or nominees.

Dividend Policy

Currently, we intend to retain any earnings for the future operation and growth of our business. In addition, our credit facility and the indenture governing our 7.25% Senior Unsecured Notes restrict us from paying cash dividends to holders of our common stock. As a result, we do not anticipate paying any cash dividends in the foreseeable future. No dividends have been declared on any class of our common stock since our initial public offering in 2002. Any future dividends declared would be at the discretion of our Board of Directors and would depend, among other factors, upon our results of operations, financial condition and cash requirements, as well as the terms of our credit facility, the indenture and other financing agreements in effect at the time such payment is considered.

Recent Sales of Unregistered Securities

We did not issue or sell any securities in fiscal 2010 that were not registered under the Securities Act of 1933. The issuance of shares to the Employee Stock Ownership Plan did not constitute sales within the meaning of the Securities Act.

Equity Compensation Plan Information

Information regarding our equity compensation plans and the securities authorized for issuance thereunder is incorporated by reference in Item 12.

Item 6. Selected Financial Data

The selected financial data presented below for each of the five years ended December 31, 2010 is derived from our audited consolidated financial statements. The selected financial data presented below should be read in conjunction with our consolidated financial statements, the notes to our consolidated financial statements and Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	Year Ended December 31,
	2010 (a)	2009 (b)	2008 (c)	2007 (d)	2006 (e)
	(in thousands, except per share amounts)
Statement of Income Data:
Revenues	$2,604,038	$2,020,334	$1,870,879	$1,448,098	$1,137,178
Cost of services	2,208,631	1,668,763	1,565,198	1,214,150	944,150
General and administrative expenses	180,267	172,492	152,323	120,244	102,378

Operating income	215,140	179,079	153,358	113,704	90,650
Interest expense	(12,567)	(1,141)	(3,978)	(5,103)	(2,375)
Interest income	361	215	812	1,261	809
Other items, net	(483)	355	(233)	263	1,337

Income from continuing operations before income taxes and equity earnings	202,451	178,508	149,959	110,125	90,421
Provision for income taxes	(77,355)	(66,744)	(59,667)	(42,798)	(34,825)

Income from continuing operations	125,096	111,764	90,292	67,327	55,596

(Loss) gain from discontinued operations, net of taxes	0	0	0	(458)	(4,895)
Gain on disposal of discontinued operation, net of taxes (sold to CEO)	0	0	0	338	0

Net income	$125,096	$111,764	$90,292	$67,207	$50,701

Basic earnings per share from continuing operations—Class A and B (f)	$3.45	$3.13	$2.58	$1.97	$1.66

Diluted earnings per share from continuing operations—Class A and B (f)	$3.43	$3.11	$2.55	$1.95	$1.64

Balance Sheet Data:
Cash and cash equivalents	$84,829	$86,190	$4,375	$8,048	$41,510
Working capital	$282,496	$276,087	$140,744	$68,409	$168,189
Total assets	$1,590,477	$1,100,747	$1,021,712	$937,503	$613,252
Long-term debt	$200,000	$0	$0	$39,000	$0
Total stockholders’ equity	$966,343	$817,465	$680,536	$551,305	$459,016
Statement of Cash Flows Data:
Cash flow from operating activities	$171,445	$132,247	$127,266	$63,324	$84,356
Cash flow from investing activities	$(382,161)	$(20,014)	$(39,162)	$(275,286)	$(25,709)
Cash flow from financing activities	$209,355	$(30,418)	$(91,777)	$178,500	$(22,815)

(a)	Purchase price for acquisitions is reflected in cash flow from investing activities.

On December 23, 2010, we acquired MTCSC for $75.0 million. MTCSC added $0.8 million in revenue to our 2010 results. For further information on acquisitions see Note 3 to our consolidated financial statements in Item 8.

On October 8, 2010, we acquired S&IS for $59.9 million. S&IS added $10.5 million in revenue to our 2010 results. For further information on acquisitions see Note 3 to our consolidated financial statements in Item 8.

Effective April 13, 2010, we issued $200.0 million of 7.25% senior unsecured notes due 2018. The proceeds from the issuance are reflected in the cash flow from financing activities.

On January 15, 2010, we acquired STI for $241.4 million, which included a favorable $0.6 million working capital adjustment. STI added $518.0 million in revenue to our 2010 results. For further information on acquisitions see Note 3 to our consolidated financial statements in Item 8.

(b)	On March 13, 2009, we acquired DDK for $14.0 million. DDK added $7.6 million in revenue to our 2009 results. For further information on acquisitions see Note 3 to our consolidated financial statements in Item 8.

(c)	On November 28, 2008, we acquired EWA Services, Inc. (EWA) for $12.4 million, which includes a $0.4 million working capital adjustment. EWA added $1.8 million in revenue to our 2008 results. For further information on acquisitions see Note 3 to our consolidated financial statements in Item 8.

On August 29, 2008, we acquired Emerging Technologies Group, USA, Inc. (ETG) for $25.1 million, which includes $0.1 million in transaction fees. ETG added $3.4 million in revenue to our 2008 results. For further information on acquisitions see Note 3 to our consolidated financial statements in Item 8.

(d)	On December 18, 2007, we acquired McDonald Bradley, Inc. (MBI) for $78.9 million, which includes $0.4 million in transaction fees. MBI added $1.2 million in revenue to our 2007 results.

On May 7, 2007, were acquired SRS Technologies (SRS) for $199.1 million, which includes $1.2 million in transaction fees. SRS added $139.1 million in revenue to our 2007 results.

On February 23, 2007, we sold our MSM Security Services subsidiary business (MSM) to MSM Security Services Holdings, LLC for $3.0 million in cash. The sale resulted in a pre-tax gain of $0.6 million. MSM Security Services Holdings, LLC is solely owned by George J. Pedersen, our Chairman and Chief Executive Officer (CEO).

In January 2007, Mr. Pedersen received a distribution of 609,296 shares of Class B common stock, which had been held by the ManTech International Corporation Supplemental Executive Retirement Plan for the benefit of George J, Pedersen (GJP SERP). We recognize an $8.6 million tax benefit on the distribution from the trust. The tax benefit was recorded to additional paid-in-capital.

(e)	On October 5, 2006, we acquired GRS Solutions, Inc. (GRS) for $17.8 million in cash. Subsequent to the acquisition, contingent consideration of $2.2 million was paid to the shareholders of GRS. GRS added $2.7 million in revenue to our 2006 results.

On October 31, 2006, we sold assets related to our NetWitness® operations to the NetWitness Acquisition Corporation for $2.0 million in cash and an equity stake of less than 5% in the new company. We recorded approximately a $1.0 million pre-tax gain on the sale.

On January 1, 2006, we adopted Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment, or Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 718, Compensation-Stock Compensation. As a result we recorded $5.7 million of general and administrative expenses.

(f)	The holders of each share of Class A common stock are entitled to one vote per share and holders of each share of Class B common stock are entitled to ten votes per share. For more information on earnings per share including the two class method, see Note 4 to our consolidated financial statements in Item 8.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations should be read together with the consolidated financial statements and the notes to those statements included in Item 8 of this document. This discussion contains forward-looking statements that involve risks and uncertainties. For a description of these forward-looking statements, refer to Part I—“Forward-Looking Statements.” A description of factors that could cause actual results to differ materially from the results we anticipate include, but are not limited to, those discussed in Item 1A—“Risk Factors,” as well as discussed elsewhere in this Annual Report.

Overview

With approximately 10,300 professionals in 40 countries around the world currently, ManTech is a leading provider of innovative technologies and solutions for mission-critical national security programs for the intelligence community; departments of Defense, State and Homeland Security; the Department of Justice and the Federal Bureau of Investigations; the space community; the National Oceanic and Atmospheric Administration; and other U.S. federal government customers. Our expertise includes Command, Control, Computers, Communications, Intelligence, Surveillance and Reconnaissance (C4ISR) Lifecycle Support, Cyber Security, Global Logistics Support, Intelligence/Counter-Intelligence Support, Information Technology Modernization & Sustainment, Systems Engineering and Test & Evaluation. We support major national missions, such as military readiness, terrorist threat detection, information security and border protection.

We derive revenues primarily from contracts with U.S. government agencies that are focused on national security and as a result, funding for our programs is generally linked to trends in U.S. government spending in the areas of defense, intelligence, homeland security and other federal agencies. As it relates to the evolving terrorist threats and world events, the U.S. government has continued to increase its overall defense, intelligence and homeland security budgets. However this trend may not continue due to the mounting deficit of the U.S. government and public pressure to reduce U.S. government spending.

For the years ended December 31, 2010, 2009 and 2008, over 93% of our revenues were derived from our customers in the intelligence community and the Department of Defense. These customers include the Office of the Secretary of Defense; the Department of State; the Department of Homeland Security; various intelligence agencies; federal intelligence and terrorism task forces; the U.S. Army, Navy, Air Force and Marine Corps; and joint military commands. We also provide solutions to federal government civilian agencies, including National Aeronautics and Space Administration (NASA) and Patent and Trademark Office (PTO), as well as to state and local governments and commercial customers. The following table shows revenues from each type of customer as a percentage of total revenues for the periods presented.

	Years Ended December 31,
	2010	2009	2008
Department of Defense and intelligence agencies	95.8%	95.0%	93.8%
Federal civilian agencies	2.9%	3.2%	4.3%
State agencies, international agencies and commercial entities	1.3%	1.8%	1.9%

Total Revenues	100.0%	100.0%	100.0%

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

	Years Ended December 31,
	2010	2009	2008
Time-and-materials	63.7%	68.1%	66.1%
Cost-reimbursable	20.9%	19.6%	20.4%
Fixed-price	15.4%	12.3%	13.5%

Total Revenues	100.0%	100.0%	100.0%

Time-and-materials contracts-Under time-and-materials contracts, we are reimbursed for labor at fixed hourly rates and generally reimbursed separately for allowable materials, costs and expenses. To the extent that our actual labor costs under a time-and-materials contract are higher or lower than the billing rates under the contract, our profit under the contract may be either greater or less than we anticipated or we may suffer a loss under the contract. We recognize revenues under time-and-materials contracts by multiplying the number of direct labor hours expended by the contract billing rates and adding the effect of other billable direct costs. In general, we realize a higher profit margin on work performed under time-and-materials contracts than cost-reimbursable contracts.

Cost-reimbursable contracts-Under cost-reimbursable contracts, we are reimbursed for costs that are determined to be reasonable, allowable and allocable to the contract and paid a fee representing the profit margin negotiated between us and the contracting agency, which may be fixed or performance based. Under cost-reimbursable contracts we recognize revenues and an estimate of applicable fees earned as costs are incurred. We consider fixed fees under cost-reimbursable contracts to be earned in proportion to the allowable costs incurred in performance of the contract. For performance based fees under cost-reimbursable contracts, we recognize the relevant portion of the expected fee to be awarded by the client at the time such fee can be reasonably estimated, based on factors such as our prior award experience and communications with the client regarding performance. For cost-reimbursable contracts with performance-based fee incentives that are subject to the provisions of SEC Topic 13, Revenue Recognition, we recognize the relevant portion of the fee upon customer approval. In general, cost-reimbursable contracts are the least profitable of our government contracts and lowest risk of financial loss.

Fixed-price contracts-Under fixed-price contracts, we perform specific tasks for a fixed price. Compared to cost-reimbursable and time-and-materials contracts, fixed-price contracts generally offer higher profit margin opportunities but involve greater financial risk because we bear the impact of cost overruns in return for the full benefit of any cost savings. We generally do not undertake complex, high-risk work, such as long-term software development, under fixed price terms. Fixed-price contracts may include either a product delivery or specific service performance over a defined period. Revenue on fixed-price contracts that provide for the Company to render services throughout a period is recognized as earned according to contract terms as the service is provided on a proportionate performance basis. These contracts are generally less than six months in duration. For fixed-price contracts that provide for the delivery of a specific product with related customer acceptance provisions, revenues are recognized as those products are delivered and accepted.

We derive a majority of our revenues from contracts directly with the U.S. government or as a subcontractor to other providers of services to the U.S. government. The following table shows our revenues as prime contractor and as subcontractor as a percentage of our total revenues for the following periods:

	Years Ended December 31,
	2010	2009	2008
Prime contract revenues	75.9%	64.8%	47.9%
Subcontract revenues	24.1%	35.2%	52.1%

Total Revenues	100.0%	100.0%	100.0%

Our prime contract revenues as a percentage of our total revenues increased from 2009 to 2010 largely due to the acquisition of STI, in which we gained access as a prime contractor to the Strategic Services Sourcing (S3) vehicle. Our prime contract revenues as a percentage of our total revenues increased from 2008 to 2009 largely due to our receipt of a sole source prime contract award in 2008 to continue and expand our support for the Route Clearance family of vehicle contracts as well as expansion of our support for MRAP vehicles and growth in our cyber security efforts.

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

General and Administrative Expenses

General and administrative expenses include the salaries and wages, plus associated fringe benefits of our employees not performing work directly for clients, and associated facilities costs. Among the functions covered by these costs are corporate business development, bid and proposal, contracts administration, finance and accounting, legal, corporate governance and executive and senior management. In addition, we included stock-based compensation, as well as depreciation and amortization expense related to the general and administrative function for the year ended December 31, 2010. Depreciation and amortization expenses include the depreciation of computers, furniture and other equipment, the amortization of third party software we use internally, leasehold improvements and intangible assets. Identifiable intangible assets include customer relationships and contract backlogs acquired in business combinations, and are amortized over their estimated useful lives.

Interest Expense

Interest expense is primarily related to interest expense incurred or accrued under our outstanding borrowings, our 7.25% senior secured notes and deferred financing charges.

Interest Income

Interest income is primarily from cash on hand and notes receivable.

Results of Operations

Year Ended December 31, 2010 Compared to Year Ended December 31, 2009

Consolidated Statements of Income

The following table sets forth certain items from our consolidated statements of income and the relative percentages that certain items of expense and earnings bear to revenues as well as the year-over-year change from December 31, 2009 to December 31, 2010.

	Years Ended December 31,				Year-to-Year Change
	2010	2009	2010	2009	2009 to 2010
	Dollars		Percentages		Dollars	Percent
	(dollars in thousands)
REVENUES	$2,604,038	$2,020,334	100.0%	100.0%	$583,704	28.9%
Cost of services	2,208,631	1,668,763	84.8%	82.6%	539,868	32.4%
General and administrative expenses	180,267	172,492	6.9%	8.5%	7,775	4.5%

OPERATING INCOME	215,140	179,079	8.3%	8.9%	36,061	20.1%
Interest expense	(12,567)	(1,141)	0.5%	0.1%	(11,426)	1001.4%
Interest income	361	215	0.0%	0.0%	146	67.9%
Other (expense) income, net	(483)	355	0.0%	0.0%	(838)	-236.1%

INCOME FROM OPERATIONS BEFORE INCOME TAXES	202,451	178,508	7.8%	8.8%	23,943	13.4%
Provision for income taxes	(77,355)	(66,744)	3.0%	3.3%	(10,611)	15.9%

NET INCOME	$125,096	$111,764	4.8%	5.5%	$13,332	11.9%

Revenues

Revenues increased 28.9% to $2.60 billion for the year ended December 31, 2010, compared to $2.02 billion for the same period in 2009. The increase was primarily due to our acquisitions of STI on January 15, 2010. C4ISR services contributed revenue growth of $576.4 million, including $518.0 million from contracts obtained through the acquisition of STI. Revenue growth of $50.6 million came from our cyber security related contracts. These increases were partially offset by a decrease due to lower procurement of materials on our contracts for installation, sustainment and repair of communication systems and heavily armored vehicles designed to counter or clear mines and improvised explosive devices (IED), such as the Route Clearance family of vehicles supporting U.S. Army TACOM.

We are expecting the growth in revenues to continue in 2011 as a result of our recent acquisitions and continued expansion due to recent wins in the areas of C4ISR and cyber security. However we recognize that the government has expressed its intention to decrease its budgets related to professional and technical services contracts in the coming years.

Cost of Services

Cost of services increased 32.4% to $2.21 billion for the year ended December 31, 2010, compared to $1.67 billion for the same period in 2009. The increase in cost of services is primarily due to our acquisition of STI. As a percentage of revenues, cost of services increased to 84.8% for the year 2010 as compared to 82.6% for the same period in 2009. Direct labor costs, which include applicable fringe benefits and overhead, increased 15.9% over the period in 2009 primarily due to growth in staff supporting global logistics, supply chain management and ISR programs, as well as our acquisitions. As a percentage of revenues, direct labor costs decreased to 34.8% for the year ended December 31, 2010, as compared to 38.7% for the same period in 2009. The decrease in direct labor as a percentage of revenue is primarily due to the relative mix of direct labor and other direct costs. Other direct costs, which include subcontractors and third party equipment and materials used in the performance of our contracts, increased by 46.9% over the same period in 2009. The increase in other direct costs was primarily due to subcontractors related to STI contracts. As a percentage of revenues, other direct costs increased from 43.9% for the year ended December 31, 2009 to 50.0% for the same period in 2010. The increase of other direct costs as a percentage of revenues is primarily due to the relative mix of direct labor and other direct costs. We expect cost of services in fiscal year 2011 to be relatively consistent with 2010 as a percentage of revenues.

General and Administrative Expenses

General and administrative expenses increased 4.5% to $180.3 million for the year ended December 31, 2010, compared to $172.5 million for the same period in 2009. The increase is primarily due to the amortization of intangible assets from our acquisitions. As a percentage of revenues, general and administrative expenses decreased to 6.9% from 8.5% for the years ended December 31, 2010 and 2009, respectively due to the leveraging of our general and administrative expense over a larger base. We expect general and administrative expenses as a percentage of revenue to decrease in 2011 as a result of higher revenues from our recent acquisitions.

Interest Expense

Interest expense increased to $12.6 million for the year ended December 31, 2010, compared to $1.1 million for the same period in 2009. We incurred $10.7 million of interest expense for the year ended December 31, 2010 related to our 7.25% senior unsecured notes issued in April 2010. We utilized proceeds from the note issuance to pay off all outstanding borrowings under our credit facility. Borrowings under our credit facility were used to finance the acquisition of STI. The interest rate on the 7.25% senior unsecured notes is higher than interest currently available to us under our credit facility. We expect interest expense to increase in 2011 due to incurring twelve months of interest on our 7.25% senior unsecured notes compared to eight months in 2010.

Interest Income

Interest income increased $0.2 million to $0.4 million for the year ended December 31, 2010, compared to $0.2 million for the same period in 2009. There was increased average cash on hand, which generated interest income during the period.

Provision for Income Taxes

The provision for income taxes increased to $77.4 million for the year ended December 31, 2010, compared to $66.7 million for the same period in 2009. Our effective income tax rates were 38.2% and 37.4% for the years ended December 31, 2010 and 2009, respectively. The increase in our effective tax rate from December 31, 2009 was primarily due to increased state income taxes as a result of the STI acquisition.

Net Income

Net income increased 11.9% to $125.1 million for the year ended December 31, 2010, compared to $111.8 million for the same period in 2009. The increase is due to higher revenues, which are primarily driven by our acquisitions.

Year Ended December 31, 2009 Compared to Year Ended December 31, 2008

Consolidated Statements of Income

The following table sets forth certain items from our consolidated statements of income and the relative percentages that certain items of expense and earnings bear to revenues as well as the year-over-year change from December 31, 2008 to December 31, 2009.

	Years Ended December 31,				Year-to-Year Change
	2009	2008	2009	2008	2008 to 2009
	Dollars		Percentages		Dollars	Percent
	(dollars in thousands)
REVENUES	$2,020,334	$1,870,879	100.0%	100.0%	$149,455	8.0%
Cost of services	1,668,763	1,565,198	82.6%	83.7%	103,565	6.6%
General and administrative expenses	172,492	152,323	8.5%	8.1%	20,169	13.2%

OPERATING INCOME	179,079	153,358	8.9%	8.2%	25,721	16.8%
Interest expense	(1,141)	(3,978)	0.1%	0.2%	2,837	-71.3%
Interest income	215	812	0.0%	0.0%	(597)	-73.5%
Other income (expense), net	355	(233)	0.0%	0.0%	588	252.4%

INCOME FROM OPERATIONS BEFORE INCOME TAXES	178,508	149,959	8.8%	8.0%	28,549	19.0%
Provision for income taxes	(66,744)	(59,667)	3.3%	3.2%	(7,077)	11.9%

NET INCOME	$111,764	$90,292	5.5%	4.8%	$21,472	23.8%

Revenues

Revenues increased 8.0% to $2.02 billion for the year ended December 31, 2009, compared to $1.87 billion for the same period in 2008. The increase was primarily due to our contracts supporting forward deployments in Iraq, Afghanistan and other areas around the world and our acquisitions of Emerging Technologies Group, Inc. (ETG) in August 2008, EWA Services, Inc. (EWA) in November 2008 and DDK in March 2009. Revenue growth of $171.2 million came from contracts for the installation, sustainment and repair of communication systems and heavily armored vehicles designed to counter or clear mines and IEDs, such as the Route Clearance family of vehicles supporting U.S. Army TACOM. Significant cyber security contracts contributed revenue growth of $42.0 million, including $13.4 million from contracts transferred through the acquisitions of ETG and DDK. The acquisition of EWA contributed a revenue increase of $11.6 million. These increases were partially offset by a decline in certain Space related work and other.

Cost of Services

Cost of services increased 6.6% to $1.67 billion for the year ended December 31, 2009, compared to $1.57 billion for the same period in 2008. The increase in cost of services is primarily due to direct labor, which includes applicable fringe benefits and overhead related to our IED and cyber security contracts and our recent acquisitions of EWA and DDK. As a percentage of revenues, cost of services decreased to 82.6% for the year 2009 as compared to 83.7% for the same period in 2008. Direct labor costs increased by 8.6% over the period in 2008 primarily due to growth in staff supporting global logistics and supply chain management and acquisitions. As a percentage of revenues, direct labor costs increased to 38.7% for the year ended December 31, 2009, as compared to 38.5% for the same period in 2008. Other direct costs, which include subcontractors and third party equipment and materials used in the performance of our contracts, increased by 4.9% over the same period in 2008. The increase in other direct costs was primarily due to an increase in purchases of equipment and materials on our contracts for installation and repair of systems designed to counter or clear mines and IEDs. As a percentage of revenues, other direct costs decreased from 45.2% for the year ended December 31, 2008 to 43.9% for the same period in 2009. The decrease of other direct costs as a percentage of revenues can be attributed to the IED programs gradual transition of materials procurement to the government procurement offices.

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

Backlog

For the years ended December 31, 2010, 2009 and 2008 our backlog was $4.9 billion, $3.8 billion and $4.0 billion, respectively, of which $1.6 billion, $1.1 billion and $1.2 billion, respectively, was funded backlog. Backlog represents estimates that we calculate on a consistent basis. For additional information on how we compute backlog, see “Backlog” in Item 1. At December 31, 2010, STI, S&IS and MTCSC contributed approximately $1.4 billion in backlog combined.

Significant wins for the year ended December 31, 2010 include contracts from:

•	The U.S. Air Force Launch and Range Systems Wing (LRSW) to provide systems engineering and integration services to support current and future space launch operations;

•	The U.S. Army to provide Base Expeditionary Target Surveillance Systems-Combined (BETSS-C) operators and related support services in Iraq;

•	The Department of Homeland Security to provide Program Management Office Support Services (PMOSS) in support of the Secure Border Initiative (SBI) effort;

•

The Federal Bureau of Investigation (FBI) to provide cyber security services, including intrusion detection monitoring, security engineering, cyber threat analysis, vulnerability assessment and penetration testing;

•	The U.S. Army to provide integrated logistics support services for elevated sensors systems in South West Asia;

•	The U.S. Navy Naval Warfare centers to provide engineering, programmatic, training and technical support services; and

•	The U.S. Army to provide Expeditionary Cellular Communications Service (ECCS) in Afghanistan.

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

Liquidity and Capital Resources

Our primary liquidity needs are the financing of acquisitions, working capital and capital expenditures. Our primary source of liquidity is cash provided by operations and our revolving credit facility. In addition, we issued $200.0 million of 7.25% unsecured notes in April 2010.

On December 31, 2010, the Company’s cash and cash equivalents balance was $84.8 million. At December 31, 2010, there was no outstanding balance under our credit facility. At December 31, 2010, we were contingently liable under letters of credit totaling $1.3 million, which reduces our ability to borrow under our credit facility. The maximum available borrowings under our credit facility at December 31, 2010 was $348.7 million. At December 31, 2010, we had $200.0 million outstanding of our 7.25% unsecured notes outstanding.

In April 2010, we utilized the proceeds from the 7.25% senior unsecured notes issuance to pay off the outstanding balance under our credit facility and the remainder was utilized to fund acquisitions.

Generally, cash provided by operating activities is adequate to fund our operations. Due to fluctuations in our cash flows and the growth in our operations, it is necessary from time-to-time to increase borrowings under our credit facility to meet cash demands. Our credit facility could also be used to fund future acquisitions.

Cash Flows from Operating Activities

	Year Ended December 31,
	2010	2009	2008
	(in thousands)
Net cash flow from operating activities of continuing operations:	$171,445	$132,247	$127,266

Our operating cash flow is primarily affected by the overall profitability of our contracts, our ability to invoice and collect from our clients in a timely manner and our ability to manage our vendor payments. We bill most of our clients and prime contractors monthly after services are rendered. Increased cash flows from operations for the year ended December 31, 2010 compared to the same period for 2009 was a result of the timing of vendor payments and accrued salaries, increased net income and amortization expense, partially offset by the timing of receivables. Our accounts receivable days outstanding ratio was 67 and 66 for the years ended December 31, 2010 and 2009, respectively. Increased cash flow from operations for the year ended December 31, 2009 compared to the same period in 2008 was due to the timing of the collection of customer receivables offset by the timing of vendor and other direct cost payments. The timing and amounts of cash collections from our customers can vary significantly based primarily on the procedures requested by the U.S. government to approve such payments.

Cash Flows from Investing Activities

	Year Ended December 31,
	2010	2009	2008
	(in thousands)
Net investing cash flow from continuing operations:	$(382,161)	$(20,014)	$(39,162)

Our cash flow from investing activities consists primarily of capital expenditures, leasehold improvements, software and business acquisitions. Cash outflows in 2010 were primarily due to the acquisitions of STI on January 15, 2010 for $236.1 million, S&IS on October 8, 2010 for $59.9 million and MTCSC on December 23, 2010 for $73.0 million as well as capital expenditures for $10.3 million. Cash outflows in 2009 were primarily due to the acquisition of DDK on March 13, 2009 for $14.0 million, as well as purchases of equipment and software for internal use. Cash outflows in 2008 were primarily from our acquisition of ETG on August 29, 2008 for $25.1 million, our acquisition of EWA on November 28, 2008 for $12.4 million and purchases of equipment and software for internal use.

Cash Flows from Financing Activities

	Year Ended December 31,
	2010	2009	2008
	(in thousands)
Net cash flow from financing activities:	$209,355	$(30,418)	$(91,777)

Cash flow from financing during 2010 resulted primarily from the issuance of 7.25% senior unsecured notes for $200.0 million and the proceeds from the exercise of stock options, offset by debt issuance costs. The proceeds from our notes issuance were utilized to payoff outstanding amounts under our credit facility. Cash flow from financing during 2009 resulted primarily from the payments under our credit facility of $44.1 million partially offset by the proceeds from the exercise of stock options of $12.6 million. Cash used in financing activities during 2008 resulted primarily from paying down our credit facility with cash from operations; this was slightly offset by borrowings under our credit facility to finance our acquisitions of EWA and ETG and proceeds from the exercise of stock options.

Revolving Credit Facility

On December 18, 2009, we amended our revolving credit agreement to allow for additional flexibility in negative covenants, and specifically to increase the allowable acquisition limitation, the amount of unsecured debt the Company may have and the amount of stock that we may repurchase pursuant to a share repurchase program.

The amended credit agreement provides for a revolving credit facility of up to $350.0 million. The credit agreement includes a $25.0 million letter of credit sublimit and a $30.0 million swing line loan sublimit. The maturity date for the credit agreement is April 30, 2012.

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

The terms of the credit agreement permit prepayment and termination of the loan commitments at any time, subject to certain conditions. The credit agreement requires the Company to comply with specified financial covenants, including the maintenance of a certain leverage ratio and fixed charge coverage ratio. The credit agreement also contains various covenants, including affirmative covenants with respect to certain reporting requirements and maintaining certain business activities, and negative covenants that, among other things, may limit our ability to incur liens, incur additional indebtedness, make investments, make acquisitions, pay cash dividends and undertake certain additional actions. As of December 31, 2010, we were in compliance with our financial covenants under the Credit Agreement.

At December 31, 2010 and 2009, there was no outstanding balance under our credit facility.

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

As of December 31, 2010, the Company was in compliance with all covenants required by the indenture.

We believe the capital resources available to us under our credit agreement with up to $350.0 million in loan commitments and cash from our operations are adequate to fund our ongoing operations and to support the internal growth we expect to achieve for at least the next twelve months. We anticipate financing our external growth from acquisitions and our longer-term internal growth through one or more of the following sources: cash from operations; use of the existing revolving facility; additional senior unsecured notes; and additional borrowing or issuance of equity.

Short-Term Borrowings

From time to time, we borrow funds against our revolving credit facility for working capital requirements and funding of operations as well as acquisitions. Borrowings under our revolving credit facility bear interest at one of the following rates as selected by the Company: a LIBOR-based rate plus market-rate spreads that are determined based on the Company’s leverage ratio calculation (1.625% to 2.5%), or the lender’s base rate (plus spreads of 0.75% up to 1.5%). In April of 2010, we used the proceeds from the issuance of the 7.25% senior unsecured notes to repay all outstanding borrowings under our revolving credit facility. Since then, we have not drawn any funds against the revolving credit facility. In the next twelve months we may use, as needed, our revolving credit facility in order to fund our ongoing operations and support our internal and external growth.

The following table summarizes the activity under our revolving credit facility for the years ended December 31, 2010, 2009 and 2008:

	Year Ended December 31,
	2010	2009	2008
	(in thousands)
Borrowings under revolving credit facility	$287,700	$529,125	$779,400
Repayment of borrowings under revolving credit facility	$287,700	$573,225	$900,300

Cash Management

To the extent possible, we invest our available cash in short-term, investment grade securities in accordance with our investment policy. Under our investment policy, we manage our investments, in accordance with the priorities of maintaining the safety of our principal, maintaining the liquidity of our investments, maximizing the yield on our investments and investing our cash to the fullest extent possible. Our investment policy provides that no investment security can have a final maturity that exceeds six months, that the weighted average maturity of the portfolio cannot exceed 60 days, and that a minimum of 10 percent of our investment must be readily convertible into cash.

Off-Balance Sheet Arrangements

None.

Contractual Obligations

Our contractual obligations as of December 31, 2010 are as follows (in thousands):

	Payments Due By Period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Debt obligations (1)	$200,000	$0	$0	$0	$200,000
Interest on fixed rate debt (1)	108,750	14,500	29,000	29,000	36,250
Operating lease obligations (2)	130,787	31,470	45,295	23,618	30,404
Other long-term liabilities (3)	7,495	972	3,336	2,021	1,166
Accrued defined benefit obligations (4)	1,463	145	294	279	745

Total	$448,495	$47,087	$77,925	$54,918	$268,565

(1)	See Note 8 to our consolidated financial statements in Item 8 for additional information regarding debt and related matters.

(2)	Operating lease obligations have been reduced for the related amount disclosed in other long-term liabilities as deferred rent (see below). See Note 9 to our consolidated financial statements in Item 8 for additional information regarding operating leases.

(3)	Other long-term liabilities at December 31, 2010 included approximately $5.5 million of deferred rent liabilities resulting from recording rent expenses on a straight-line basis over the life of the respective lease. Also included in other long-term liabilities is a gross unrecognized tax benefit liability of $2.0 million.

(4)	Accrued defined benefit obligation includes approximately $1.5 million of unfunded pension obligations related to nonqualified supplemental defined benefit pension plans for certain retired employees of an acquired company. The amounts above are subject to change based on actuarial as well as the vital status of participants. This obligation is included in the accrued retirement amount on our consolidated balance sheets. In addition, the accrued retirement amount on our consolidated balance sheets includes amounts for one non-qualified deferred compensation plan for certain highly compensated employees. The funds deferred by the employees are invested and these investment assets are maintained in rabbi trusts. The rabbi trusts’ assets are reflected in the Employee Supplemental Savings Plan Assets on our consolidated balance sheets. Because these liabilities will be satisfied by assets held in rabbi trusts, the amounts have been excluded from the above table.

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

We derive the majority of our revenue from cost-plus-fixed-fee, cost-plus-award-fee, firm-fixed-price or time-and-materials contracts. Revenues for cost-reimbursable contracts are recorded as reimbursable costs are incurred, including an estimated share of the applicable contractual fees earned. For performance-based fees under cost-reimbursable contracts, that are subject to the Accounting Standards Codifications (ASC) 605-35, Construction-Type and Certain Production-Type Contracts, we recognize the relevant portion of the expected fee to be awarded by the client at the time such fee can be reasonably estimated, based on factors such as our prior award experience and communications with the client regarding performance. For cost-reimbursable contracts with performance-based fee incentives that are subject to the provisions of SEC Topic 13, Revenue Recognition, we recognize the relevant portion of the fee upon customer approval. For time-and-material contracts, revenue is recognized to the extent of billable rates times hours delivered plus material and other reimbursable costs incurred. For long-term fixed-price production contracts, revenue is recognized at a rate per unit as the units are delivered or by other methods to measure services provided. Revenue from other long-term fixed-price contracts is recognized ratably over the contract period or by other appropriate methods to measure services provided. Contract costs are expensed as incurred except for certain limited long-term contracts noted below. For long-term contracts as described in ASC 605-35, we apply the percentage of completion method. Under the percentage of completion method, income is recognized at a consistent profit margin over the period of performance based on estimated profit margins at completion of the contract. This method of accounting requires estimating the total revenues and total contract cost at completion of the contract. During the performance of long-term contracts, these estimates are periodically reviewed and revisions are made as required. The impact on revenue and contract profit as a result of these revisions is included in the periods in which the revisions are made. This method can result in the deferral of costs or the deferral of profit on these contracts. Because we assume the risk of performing a fixed-price contract at a set price, the failure to accurately estimate ultimate costs or to control costs during performance of the work could result, and in some instances has resulted, in reduced profits or losses for such contracts. Estimated losses on contracts at completion are recognized when identified. In certain circumstances, revenues are recognized when contract amendments have not been finalized.

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

We review goodwill at least annually for impairment. We have elected to perform this review annually during the second quarter of each calendar year. No adjustments were necessary as a result of this review during the quarter end June 30, 2010.

Whenever events and changes in circumstances indicate that the carrying amount of long-lived asset may not be fully recoverable, we evaluate the probability that future undiscounted net cash flows, without interest charges, will be less than carrying amount of assets. If any impairment were indicated as a result of this review, we recognize a loss based on the amount by which that carrying amount exceeds the estimated fair value.

Due to the many variables inherent in the estimation of a reporting unit’s fair value and the relative size of the Company’s recorded goodwill, differences in assumptions may have a material effect on the results of the Company’s impairment analysis.

Accounting Standards Updates

In July 2010, Accounting Standards Update No. 2010-20, Receivables (Topic 310): Disclosures about the Credit Quality of Financing Receivables and the Allowance of Credit Losses, was issued. This Update amends Topic 310 to expand the disclosures requirements and provide users with greater transparency about an entity’s allowance for credit losses and the quality of its financing receivables. As a result of these amendments, an entity is required to disaggregate by portfolio segment or class certain existing disclosures and provide certain new disclosures about its financing receivables and related allowance for credit losses. The expanded disclosures do not apply to trade accounts receivable that have a contractual maturity of one year or less and that arose from the sale of goods or services. For public entities, the disclosures as of the end of a reporting period are effective for interim and annual reporting periods ending on or after December 15, 2010. The adoption of Accounting Standards Update No. 2010-20 did not have a significant impact on our disclosures, as the majority of our trade receivables have a maturity of less than one year and result from sales to the U.S. government, which is deemed to be free of credit risk.

In April 2010, Accounting Standards Update No. 2010-17, Revenue Recognition—Milestone Method (Topic 605): Milestone Method of Revenue Recognition—a consensus of the FASB Emerging Issues Task Force, was issued. This Update provides guidance on defining a milestone under Topic 605 and determining when it may be appropriate to apply the milestone method of revenue recognition for research or development transactions. Consideration that is contingent on achievement of a milestone in its entirety may be recognized as revenue in the period in which the milestone is achieved only if the milestone is judged to meet certain criteria to be considered substantive. Milestones should be considered substantive in their entirety and may not be bifurcated. An arrangement may contain both substantive and nonsubstantive milestones that should be evaluated individually. The amendments in this Update are effective on a prospective basis for milestones achieved in fiscal years, and interim periods within those years, beginning on or after June 15, 2010. Early adoption is permitted. The adoption of Accounting Standards Update No. 2010-17 is not expected to have a significant impact on the company’s results of operations or financial position.

In February 2010, Accounting Standards Update No. 2010-09, Subsequent Events (Topics 855): Amendments to Certain Recognition and Disclosure Requirements, was issued. This Update addresses both the interaction of the requirements of ASC 885, Subsequent Events, with the SEC’s reporting requirements and the intended breadth of the reissuance disclosures provision related to subsequent events. The amendments in this Update affect all entities. The amendments remove the requirement for an SEC filer to disclose a date in both issued and revised financial statements. Revised financial statements include financial statements revised as a result of either correction of an error or retrospective application of U.S. Generally Accepted Accounting Principles (GAAP). Additionally, the Financial Accounting Standards Board (FASB) has clarified that if the financial statements have been revised, then an entity that is not an SEC filer should disclose both the date that the financial statements were issued or available to be issued and the date the revised financial statements were issued or available to be issued. All of the amendments in this Update are effective upon issuance of the final Update, except for the use of the issued date for conduit debt obligors. The amendment was effective for interim or annual periods ending after June 15, 2010. The adoption of Accounting Standards Update No. 2010-09 did not have a significant impact on the company’s results of operation or financial position.

In January 2010, Accounting Standards Update No. 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements, was issued. All entities that are required to make disclosures about recurring or nonrecurring fair value measurements are affected by the amendments in this Update. This Update provides amendments to Subtopic 820-10 that requires a reporting entity should disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers. In addition, it requires that in the reconciliation for fair value measurements using significant unobservable inputs (Level 3), a reporting entity should present separately information about purchases, sales, issuances, and settlements (that is, on a gross basis rather than as one net number). This Update provides amendments to Subtopic 820-10 that clarifies existing disclosures. Specifically, a reporting entity should provide fair value measurement disclosures for each class of assets and liabilities. A class is often a subset of assets or liabilities within a line item in the statement of financial position. A reporting entity needs to use judgment in determining the appropriate classes of assets and liabilities. Also, a reporting entity should provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements. Those disclosures are required for fair value measurements that fall in either Level 2 or Level 3. This Update also includes conforming amendments to the guidance on employers’ disclosures about postretirement benefit plan assets (Subtopic 715-20). The conforming amendments to Subtopic 715-20 change the terminology from major categories of assets to classes of assets and provide a cross reference to the guidance in Subtopic 820-10 on how to determine appropriate classes to present fair value disclosures. The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The adoption of Accounting Standards Update No. 2010-06 is not expected to have a significant impact on the company’s results of operations or financial position.

In January 2010, Accounting Standards Update No. 2010-02, Consolidation (Topic 810): Accounting and Reporting for Decreases in Ownership of Subsidiaries—a Scope Clarification, was issued. The objective of this Update is to address implementation issues related to the changes in ownership provisions in ASC 810-10, Consolidation—Overall. The amendments in this Update affect accounting and reporting by an entity that experiences a decrease in ownership in a subsidiary that is business or non-profit. The amendments also affect accounting and reporting by an entity that exchanges a group of assets that constitutes a business or non-profit activity for an equity interest in another entity. The amendments affect entities that have previously adopted the decrease in ownership provisions of ASC 810-10 but have applied the guidance in that Subtopic differently from the guidance provided in the Update. This Update provides amendments to ASC 810-10 and related guidance within U.S. GAAP to clarify the scope of the decrease in ownership provision of the Subtopic and related guidance applies to a subsidiary or group of assets that is a business or non-profit activity; a subsidiary that is a business or non-profit activity that is transferred to an equity method investee or joint venture; and an exchange of a group that constitutes a business or non-profit activity for a noncontrolling interest in an entity. The amendments in this Update expand the disclosures about the deconsolidation of a subsidiary or derecognition of a group of assets within the scope of ASC 810-10. In addition to the existing disclosures, an entity should disclose the valuation techniques used to measure the fair value of any retained investment in the former subsidiary or group of assets and information that enables users of its financial statements to assess the input used to develop the measurement; the nature of continuing involvement with the subsidiary or entity the group of assets after it has been deconsolidated or derecognized; and whether the transaction that resulted in the deconsolidation of the subsidiary or the derecognition of the group of assets was with a related party or whether the former subsidiary or entity acquiring the group of assets will be a related party after deconsolidation. An entity also should disclose the valuation techniques used to measure an entity interest in an acquiree held by the entity immediately before the acquisition date in a business combination achieved in stages. The amendments in this Update are effective beginning in the period that an entity adopts Statement of Financial Accounting Standards (SFAS) 160, which was codified in July 2009 in ASC 810-10. If an entity has previously adopted SFAS 160 as of the date the amendments in this Update are included in the ASC, the amendments in this Update are effective beginning in the first interim or annual reporting period ending on or after December 15, 2009. The amendments in this Update should be applied retrospectively to the first period that an entity adopted SFAS 160. The adoption of Accounting Standards Update No. 2010-02 did not have a significant impact on the company’s results of operations or financial position.

In December 2009, Accounting Standards Update No. 2009-17, Consolidation (Topic 810): Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities, was issued. The amendments in this Update to the Accounting Standards Codification are the result of FASB Statement No. 167, Amendments to FASB Interpretation No. 46(R). That Statement was issued by the Board on June 12, 2009. The adoption of Accounting Standards Update No. 2010-17 did not have a significant impact on the company’s results of operations or financial position.

In October 2009, Accounting Standards Update No. 2009-13, Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements a consensus of the FASB Emerging Issues Task Force, was issued. The objective of this Update is to address the accounting for multiple-deliverable arrangements to enable vendors to account for products or services (deliverables) separately rather than as a combined unit. Vendors often provide multiple products or services to their customers. Those deliverables often are provided at different points in time or over different time periods. Subtopic 605-25, Revenue Recognition-Multiple-Element Arrangements, establishes the accounting and reporting guidance for arrangements under which the vendor will perform multiple revenue-generating activities. Specifically, this Subtopic addresses how to separate deliverables and how to measure and allocate arrangement consideration to one or more units of accounting. The amendments in this Update will affect accounting and reporting for all vendors that enter into multiple-deliverable arrangements with their customers when those arrangements are within the scope of ASC Subtopic 605-25. The amendments in this Update significantly expand the disclosures related to a vendor’s multiple-deliverable revenue arrangement. The objective of the disclosures is to provide information about the significant judgments made and changes to those judgments and about the application of the relative selling-price method affects the timing of the revenue recognition. The amendments in this Update will be effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted. The adoption of Accounting Standards Update No. 2010-13 is not expected to have a significant impact on the company’s results of operations or financial position.

On June 30, 2009, Accounting Standards Update No. 2009-01, Topic 105—Generally Accepted Accounting Principles amendments based on Statement of Financial Accounting Standards No. 168—The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles, was issued. This Accounting Standards Update amends the ASC for the issuance of Statement of Financial Accounting Standards No. 168, The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles (SFAS 168). This Accounting Standards Update includes SFAS 168 in its entirety, including the Accounting Standards Update instructions contained in Appendix B of the Statement. The Codification is the source of authoritative U.S. Generally Accepted Accounting Principles (GAAP) recognized by the FASB to be applied by non-governmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date of SFAS 168, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification will become non-authoritative. SFAS 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. Following SFAS 168, the Board will not issue new standards in the form of Statements, FASB Staff Positions or Emerging Issues Task Force Abstracts. Instead, it will issue Accounting Standards Updates. The GAAP hierarchy will be modified to include only two levels of GAAP: authoritative and non-authoritative.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Our exposure to market risk relates to changes in interest rates for borrowings under our revolving credit facility. At December 31, 2010, we had no outstanding balance on our revolving credit facility. Borrowings under our revolving credit facility bear interest at variable rates. A hypothetical 10% increase in interest rates would have increased our annual interest expense for the year ended December 31, 2010 by less than $0.1 million.

We do not use derivative financial instruments for speculative or trading purposes. When we have excess cash, we invest in short-term, investment grade, interest-bearing securities. Our investments are made in accordance with an investment policy. Under this policy, no investment security can have a maturity exceeding six months and the weighted average maturity of the portfolio cannot exceed 60 days.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

ManTech International Corporation

Fairfax, Virginia

We have audited the accompanying consolidated balance sheets of ManTech International Corporation and subsidiaries (the “Company”) as of December 31, 2010 and 2009, and the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2010. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of ManTech International Corporation and subsidiaries as of December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2010, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2010, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 25, 2011 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

McLean, Virginia

February 25, 2011

MANTECH INTERNATIONAL CORPORATION

CONSOLIDATED BALANCE SHEETS

(Dollars in Thousands, Except Share Amounts)

	December 31,
	2010	2009
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$84,829	$86,190
Receivables—net	528,765	399,239
Prepaid expenses and other	16,642	11,182

Total Current Assets	630,236	496,611
Property and equipment—net	27,086	14,498
Goodwill	729,558	488,217
Other intangibles—net	168,487	73,684
Employee supplemental savings plan assets	24,415	21,065
Other assets	10,695	6,672

TOTAL ASSETS	$1,590,477	$1,100,747

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$272,047	$157,358
Accrued salaries and related expenses	64,575	55,429
Billings in excess of revenue earned	11,118	7,737

Total Current Liabilities	347,740	220,524
Long-term debt	200,000	0
Accrued retirement	25,789	22,033
Other long-term liabilities	7,495	6,877
Deferred income taxes—non-current	43,110	33,848

TOTAL LIABILITIES	624,134	283,282

COMMITMENTS AND CONTINGENCIES	—	—

STOCKHOLDERS’ EQUITY:
Common stock, Class A—$0.01 par value; 150,000,000 shares authorized; 23,396,549 and 22,602,110 shares issued at December 31, 2010 and 2009; 23,153,509 and 22,359,070 shares outstanding at December 31, 2010 and 2009	234	226
Common stock, Class B—$0.01 par value; 50,000,000 shares authorized; 13,275,345 and 13,605,345 shares issued and outstanding at December 31, 2010 and 2009	133	136
Additional paid-in capital	385,407	362,730
Treasury stock, 243,040 shares at cost at December 31, 2010 and 2009	(9,114)	(9,114)
Retained earnings	589,838	464,742
Accumulated other comprehensive loss	(155)	(172)
Unearned Employee Stock Ownership Plan Shares	0	(1,083)

TOTAL STOCKHOLDERS’ EQUITY	966,343	817,465

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,590,477	$1,100,747

See notes to consolidated financial statements.

MANTECH INTERNATIONAL CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(In Thousands, Except Per Share Amounts)

	Year Ended December 31,
	2010	2009	2008
REVENUES	$2,604,038	$2,020,334	$1,870,879
Cost of services	2,208,631	1,668,763	1,565,198
General and administrative expenses	180,267	172,492	152,323

OPERATING INCOME	215,140	179,079	153,358
Interest expense	(12,567)	(1,141)	(3,978)
Interest income	361	215	812
Other (expense) income, net	(483)	355	(233)

INCOME FROM OPERATIONS BEFORE INCOME TAXES	202,451	178,508	149,959
Provision for income taxes	(77,355)	(66,744)	(59,667)

NET INCOME	$125,096	$111,764	$90,292

BASIC EARNINGS PER SHARE:
Class A basic earnings per share	$3.45	$3.13	$2.58

Weighted average common shares outstanding	22,847	21,980	20,982

Class B basic earnings per share	$3.45	$3.13	$2.58

Weighted average common shares outstanding	13,367	13,707	14,046

DILUTED EARNINGS PER SHARE:
Class A diluted earnings per share	$3.43	$3.11	$2.55

Weighted average common shares outstanding	23,054	22,278	21,413

Class B diluted earnings per share	$3.43	$3.11	$2.55

Weighted average common shares outstanding	13,367	13,707	14,046

See notes to consolidated financial statements.

MANTECH INTERNATIONAL CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In Thousands)

	Year Ended December 31,
	2010	2009	2008
NET INCOME	$125,096	$111,764	$90,292
OTHER COMPREHENSIVE INCOME (LOSS):
Translation adjustments, net of tax	(70)	(32)	(29)
Actuarial gain on defined benefit pension plans, net of tax	87	0	36

Total other comprehensive income (loss)	17	(32)	7

COMPREHENSIVE INCOME	$125,113	$111,732	$90,299

See notes to consolidated financial statements.

MANTECH INTERNATIONAL CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(In Thousands)

	December 31,
	2010	2009	2008
Common Stock, Class A
At beginning of year	$226	$218	$205
Stock option exercises	4	4	10
Conversion Class B to Class A common stock	3	4	3
Contribution of Class A common stock to Employee Stock Ownership Plan (ESOP)	1	0	0

At end of year	234	226	218

Common Stock, Class B
At beginning of year	136	140	143
Conversion Class B to Class A common stock	(3)	(4)	(3)

At end of year	133	136	140

Additional Paid-In Capital
At beginning of year	362,730	336,454	297,827
Stock option exercises	13,803	12,557	22,667
Tax (deficiency) benefit from the exercise of stock options	(365)	1,097	6,834
Stock option expense	7,443	8,289	6,626
Contribution of Class A common stock to ESOP	1,796	4,333	2,500

At end of year	385,407	362,730	336,454

Treasury Stock, at cost
At beginning of year	(9,114)	(9,114)	(9,114)
Treasury stock acquired	0	0	0

At end of year	(9,114)	(9,114)	(9,114)

Retained Earnings
At beginning of year	464,742	352,978	262,686
Net income	125,096	111,764	90,292

At end of year	589,838	464,742	352,978

Accumulated Other Comprehensive (Loss) Income
At beginning of year	(172)	(140)	(147)
Translation adjustments, net of tax	(70)	(32)	(29)
Actuarial gain on defined benefit pension plans, net of tax	87	0	36

At end of year	(155)	(172)	(140)

Unearned ESOP Shares
At beginning of year	(1,083)	0	(295)
(Increase) decrease	1,083	(1,083)	295

At end of year	0	(1,083)	0

Total Stockholders’ Equity	$966,343	$817,465	$680,536

See notes to consolidated financial statements.

MANTECH INTERNATIONAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

	Year Ended December 31,
	2010	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$125,096	$111,764	$90,292
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation	7,443	8,289	6,626
Excess tax benefits from the exercise of stock options	(545)	(1,121)	(6,446)
Deferred income taxes	4,688	(201)	8,157
Depreciation and amortization	28,878	17,747	17,323
Change in assets and liabilities—net of effects from acquired businesses:
Receivables-net	(36,226)	9,296	(62,513)
Prepaid expenses and other	(4,770)	4,640	(223)
Accounts payable and accrued expenses	39,643	997	59,888
Accrued salaries and related expenses	2,029	(20,050)	11,768
Billings in excess of revenue earned	3,381	(714)	85
Accrued retirement	1,550	6,103	(3,043)
Other	278	(4,503)	5,352

Net cash flow from operating activities	171,445	132,247	127,266

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(10,257)	(4,021)	(5,050)
Investment in capitalized software for internal use	(3,051)	(2,218)	(2,742)
Proceeds from note receivable	0	0	5,126
Acquisition of businesses, net of cash acquired	(368,853)	(13,775)	(36,496)

Net cash flow from investing activities	(382,161)	(20,014)	(39,162)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	13,807	12,561	22,677
Excess tax benefits from the exercise of stock options	545	1,121	6,446
Net repayments under the revolving credit facility	0	(44,100)	(120,900)
Issuance of senior notes	200,000	0	0
Debt issuance costs	(4,997)	0	0

Net cash flow from financing activities	209,355	(30,418)	(91,777)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(1,361)	81,815	(3,673)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	86,190	4,375	8,048

CASH AND CASH EQUIVALENTS, END OF PERIOD	$84,829	$86,190	$4,375

SUPPLEMENTAL CASH FLOW INFORMATION
Noncash financing activities:
ESOP Contributions	$1,923	$3,937	$2,500

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2010, 2009 and 2008

1. Description of the Business

ManTech is a leading provider of innovative technologies and solutions for mission-critical national security programs for the intelligence community; departments of Defense, State and Homeland Security; the Department of Justice and the Federal Bureau of Investigations; the space community; the National Oceanic and Atmospheric Administration; and other U.S. federal government customers. Our expertise includes Command, Control, Computers, Communications, Intelligence, Surveillance and Reconnaissance (C4ISR) Lifecycle Support, Cyber Security, Global Logistics Support, Intelligence/Counter-Intelligence Support, Information Technology Modernization & Sustainment, Systems Engineering and Test & Evaluation. We support major national missions, such as military readiness, terrorist threat detection, information security and border protection. At December 31, 2010, we had approximately 10,100 highly qualified employees operating in approximately 40 countries worldwide.

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

We determine whether we have a controlling financial interest in a Variable Interest Entity (VIE). The reporting entity with a variable interest or interest that provide the reporting entity with a controlling financial interest in a VIE will have both (a) the power to direct the activities of a VIE that most significantly impact the VIE’s economic performance and (b) the obligation to absorb losses of the VIE that could potentially be significant to the VIE or the right to receive benefits from the VIE that could potentially be significant to the VIE.

We have one entity that has been consolidated as a VIE. The purpose of the entity is to perform on certain U.S. Navy contracts. The maximum amount of loss we are exposed to as of December 31, 2010 is not material to our consolidated financial statements.

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

Revenue Recognition—We derive the majority of our revenue from cost-plus-fixed-fee, cost-plus-award-fee, firm-fixed-price or time-and-materials contracts. Revenues for cost-reimbursable contracts are recorded as reimbursable costs are incurred, including an estimated share of the applicable contractual fees earned. For performance-based fees under cost-reimbursable contracts, that are subject to the provisions of Accounting Standards Codification (ASC) 605-35, Construction-Type and Certain Production-Type Contracts, we recognize the relevant portion of the expected fee to be awarded by the client at the time such fee can be reasonably estimated, based on factors such as our prior award experience and communications with the client regarding performance. For cost-reimbursable contracts with performance-based fee incentives that are subject to the provisions of Securities and Exchange Commission (SEC) Topic 13, Revenue Recognition, we recognize the relevant portion of the fee upon customer approval. For time-and-materials contracts, revenue is recognized to

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2010, 2009 and 2008—(Continued)

the extent of billable rates times hours delivered plus materials and other reimbursable costs incurred. For long-term fixed-price production contracts, revenue is recognized at a rate per unit as the units are delivered or by other methods to measure services provided. Revenue from other long-term fixed-price contracts is recognized ratably over the contract period or by other appropriate methods to measure services provided. Contract costs are expensed as incurred except for certain limited long-term contracts noted below. For long-term contracts, specifically described in the scope section of ASC 605-35, we apply the percentage of completion method. Under the percentage of completion method, income is recognized at a consistent profit margin over the period of performance based on estimated profit margins at completion of the contract. This method of accounting requires estimating the total revenues and total contract cost at completion of the contract. During the performance of long-term contracts, these estimates are periodically reviewed and revisions are made as required. The impact on revenue and contract profit as a result of these revisions is included in the periods in which the revisions are made. This method can result in the deferral of costs or the deferral of profit on these contracts. Because we assume the risk of performing a fixed-price contract at a set price, the failure to accurately estimate ultimate costs or to control costs during performance of the work could result, and in some instances has resulted, in reduced profits or losses for such contracts. Estimated losses on contracts at completion are recognized when identified. In certain circumstances, revenues are recognized when contract amendments have not been finalized.

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

Inventory—Inventory is included in prepaid expenses and other in our consolidated balance sheets and is carried at the lower of cost or market. Cost is computed on a specific identification basis. There was no inventory valuation allowance at December 31, 2010 or December 31, 2009.

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

Software Development Costs—We account for software development costs related to software products for sale, lease or otherwise marketed in accordance with ASC 985-20, Costs of Software to be Sold, Leased, or Marketed. For projects fully funded by us, development costs are capitalized from the point of demonstrated

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2010, 2009 and 2008—(Continued)

technological feasibility until the point in time that the product is available for general release to customers. Once the product is available for general release, capitalized costs are amortized based on units sold or on a straight-line basis over a five-year period or other such shorter period as may be required. We recorded $0.2 million, $0.1 million and $1.0 million per year of amortization expense for the years ended December 31, 2010, 2009 and 2008, respectively. Amortization expense for the years ended December 31, 2010 and 2009 include write downs of an acquisition related intangible asset for internally developed software of $0.1 million and less than $0.1 million, respectively. The write downs were based on changes in the estimated net realizable value of the asset. There were no capitalized software costs included in other intangibles, net at December 31, 2010 and $0.2 million at December 31, 2009.

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

Stock-based Compensation—We account for stock-based compensation in accordance with ASC 718, Compensation – Stock Compensation. ASC 718 requires the use of a valuation model to calculate the fair value of stock-based awards. We have elected to use the Black-Scholes-Merton pricing model to determine fair value on the dates of grant. The fair value is included in operating expenses or capitalized, as appropriate, straight-line over the period in which service is provided in exchange for the award. See Note 10 for further discussion regarding stock-based compensation.

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

Years Ended December 31, 2010, 2009 and 2008—(Continued)

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

Accounting Standards Updates

In July 2010, Accounting Standards Update No. 2010-20, Receivables (Topic 310): Disclosures about the Credit Quality of Financing Receivables and the Allowance of Credit Losses, was issued. This Update amends Topic 310 to expand the disclosures requirements and provide users with greater transparency about an entity’s allowance for credit losses and the quality of its financing receivables. As a result of these amendments, an entity is required to disaggregate by portfolio segment or class certain existing disclosures and provide certain new disclosures about its financing receivables and related allowance for credit losses. The expanded disclosures do not apply to trade accounts receivable that have a contractual maturity of one year or less and that arose from the sale of goods or services. For public entities, the disclosures as of the end of a reporting period are effective for interim and annual reporting periods ending on or after December 15, 2010. The adoption of Accounting Standards Update No. 2010-20 did not have a significant impact on our disclosures, as the majority of our trade receivables has a maturity of less than one year and results from sales to the U.S. government, which is deemed to be free of credit risk.

In April 2010, Accounting Standards Update No. 2010-17, Revenue Recognition—Milestone Method (Topic 605): Milestone Method of Revenue Recognition—a consensus of the FASB Emerging Issues Task Force, was issued. This Update provides guidance on defining a milestone under Topic 605 and determining when it may be appropriate to apply the milestone method of revenue recognition for research or development transactions. Consideration that is contingent on achievement of a milestone in its entirety may be recognized as revenue in the period in which the milestone is achieved only if the milestone is judged to meet certain criteria to be considered substantive. Milestones should be considered substantive in their entirety and may not be bifurcated. An arrangement may contain both substantive and nonsubstantive milestones that should be evaluated individually. The amendments in this Update are effective on a prospective basis for milestones achieved in fiscal years, and interim periods within those years, beginning on or after June 15, 2010. Early adoption is permitted. The adoption of Accounting Standards Update 2010-17 is not expected to have a significant impact on the company’s results of operations or financial position.

In February 2010, Accounting Standards Update No. 2010-09, Subsequent Events (Topics 855): Amendments to Certain Recognition and Disclosure Requirements, was issued. This Update addresses both the interaction of the requirements of ASC 885, Subsequent Events, with the SEC’s reporting requirements and the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2010, 2009 and 2008—(Continued)

intended breadth of the reissuance disclosures provision related to subsequent events. The amendments in this Update affect all entities. The amendments remove the requirement for an SEC filer to disclose a date in both issued and revised financial statements. Revised financial statements include financial statements revised as a result of either correction of an error or retrospective application of U.S. Generally Accepted Accounting Principles (GAAP). Additionally, the Financial Accounting Standards Board (FASB) has clarified that if the financial statements have been revised, then an entity that is not an SEC filer should disclose both the date that the financial statements were issued or available to be issued and the date the revised financial statements were issued or available to be issued. All of the amendments in this Update are effective upon issuance of the final Update, except for the use of the issued date for conduit debt obligors. The amendment was effective for interim or annual periods ending after June 15, 2010. The adoption of Accounting Standards Update No. 2010-09 did not have a significant impact on the company’s results of operation or financial position.

In January 2010, Accounting Standards Update No. 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements, was issued. All entities that are required to make disclosures about recurring or nonrecurring fair value measurements are affected by the amendments in this Update. This Update provides amendments to Subtopic 820-10 that requires a reporting entity should disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers. In addition, it requires that in the reconciliation for fair value measurements using significant unobservable inputs (Level 3), a reporting entity should present separately information about purchases, sales, issuances, and settlements (that is, on a gross basis rather than as one net number). This Update provides amendments to Subtopic 820-10 that clarifies existing disclosures. Specifically, a reporting entity should provide fair value measurement disclosures for each class of assets and liabilities. A class is often a subset of assets or liabilities within a line item in the statement of financial position. A reporting entity needs to use judgment in determining the appropriate classes of assets and liabilities. Also, a reporting entity should provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements. Those disclosures are required for fair value measurements that fall in either Level 2 or Level 3. This Update also includes conforming amendments to the guidance on employers’ disclosures about postretirement benefit plan assets (Subtopic 715-20). The conforming amendments to Subtopic 715-20 change the terminology from major categories of assets to classes of assets and provide a cross reference to the guidance in Subtopic 820-10 on how to determine appropriate classes to present fair value disclosures. The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The adoption of Accounting Standards Update No. 2010-06 is not expected to have a significant impact on the company’s results of operations or financial position.

In January 2010, Accounting Standards Update No. 2010-02, Consolidation (Topic 810): Accounting and Reporting for Decreases in Ownership of Subsidiaries—a Scope Clarification, was issued. The objective of this Update is to address implementation issues related to the changes in ownership provisions in ASC 810-10, Consolidation—Overall. The amendments in this Update affect accounting and reporting by an entity that experiences a decrease in ownership in a subsidiary that is business or non-profit. The amendments also affect accounting and reporting by an entity that exchanges a group of assets that constitutes a business or non-profit activity for an equity interest in another entity. The amendments affect entities that have previously adopted the decrease in ownership provisions of ASC 810-10 but have applied the guidance in that Subtopic differently from the guidance provided in the Update. This Update provides amendments to ASC 810-10 and related guidance within U.S. GAAP to clarify the scope of the decrease in ownership provision of the Subtopic and related guidance applies to a subsidiary or group of assets that is a business or non-profit activity; a subsidiary that is a business or non-profit activity that is transferred to an equity method investee or joint venture; and an exchange

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2010, 2009 and 2008—(Continued)

of a group that constitutes a business or non-profit activity for a noncontrolling interest in an entity. The amendments in this Update expand the disclosures about the deconsolidation of a subsidiary or derecognition of a group of assets within the scope of ASC 810-10. In addition to the existing disclosures, an entity should disclose the valuation techniques used to measure the fair value of any retained investment in the former subsidiary or group of assets and information that enables users of its financial statements to assess the input used to develop the measurement; the nature of continuing involvement with the subsidiary or entity the group of assets after it has been deconsolidated or derecognized; and whether the transaction that resulted in the deconsolidation of the subsidiary or the derecognition of the group of assets was with a related party or whether the former subsidiary or entity acquiring the group of assets will be a related party after deconsolidation. An entity also should disclose the valuation techniques used to measure an entity interest in an acquiree held by the entity immediately before the acquisition date in a business combination achieved in stages. The amendments in this Update are effective beginning in the period that an entity adopts Statement of Financial Accounting Standards (SFAS) 160, which was codified in July 2009 in ASC 810-10. If an entity has previously adopted SFAS 160 as of the date the amendments in this Update are included in the ASC, the amendments in this Update are effective beginning in the first interim or annual reporting period ending on or after December 15, 2009. The amendments in this Update should be applied retrospectively to the first period that an entity adopted SFAS 160. The adoption of Accounting Standards Update No. 2010-02 did not have a significant impact on the company’s results of operations or financial position.

In December 2009, Accounting Standards Update No. 2009-17, Consolidation (Topic 810): Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities, was issued. The amendments in this Update to the Accounting Standards Codification are the result of FASB Statement No. 167, Amendments to FASB Interpretation No. 46(R). That Statement was issued by the Board on June 12, 2009. The adoption of Accounting Standards Update No. 2010-17 did not have a significant impact on the company’s results of operations or financial position.

In October 2009, Accounting Standards Update No. 2009-13, Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements a consensus of the FASB Emerging Issues Task Force, was issued. The objective of this Update is to address the accounting for multiple-deliverable arrangements to enable vendors to account for products or services (deliverables) separately rather than as a combined unit. Vendors often provide multiple products or services to their customers. Those deliverables often are provided at different points in time or over different time periods. Subtopic 605-25, Revenue Recognition-Multiple-Element Arrangements, establishes the accounting and reporting guidance for arrangements under which the vendor will perform multiple revenue-generating activities. Specifically, this Subtopic addresses how to separate deliverables and how to measure and allocate arrangement consideration to one or more units of accounting. The amendments in this Update will affect accounting and reporting for all vendors that enter into multiple-deliverable arrangements with their customers when those arrangements are within the scope of ASC Subtopic 605-25. The amendments in this Update significantly expand the disclosures related to a vendor’s multiple-deliverable revenue arrangement. The objective of the disclosures is to provide information about the significant judgments made and changes to those judgments and about the application of the relative selling-price method affects the timing of the revenue recognition. The amendments in this Update will be effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted. The adoption of Accounting Standards Update No. 2010-13 is not expected to have a significant impact on the company’s results of operations or financial position.

On June 30, 2009, Accounting Standards Update No. 2009-01, Topic 105—Generally Accepted Accounting Principles amendments based on Statement of Financial Accounting Standards No. 168—The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles, was issued. This Accounting Standards Update amends the ASC for the issuance of Statement of Financial Accounting Standards

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2010, 2009 and 2008—(Continued)

No. 168, The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles (SFAS 168). This Accounting Standards Update includes SFAS 168 in its entirety, including the Accounting Standards Update instructions contained in Appendix B of the Statement. The Codification is the source of authoritative U.S. Generally Accepted Accounting Principles (GAAP) recognized by the FASB to be applied by non-governmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date of SFAS 168, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification will become non-authoritative. SFAS 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. Following SFAS 168, the Board will not issue new standards in the form of Statements, FASB Staff Positions or Emerging Issues Task Force Abstracts. Instead, it will issue Accounting Standards Updates. The GAAP hierarchy will be modified to include only two levels of GAAP: authoritative and non-authoritative.

3. Acquisitions

Our acquisitions have been accounted for using the acquisition method of accounting under ASC 805, Business Combinations. Acquisitions prior to January 1, 2009 have been accounted for using the purchase accounting method under SFAS 141, Business Combinations.

MTCSC, Inc.-On December 23, 2010, we completed the acquisition of the assets of MTCSC, Inc. (MTCSC). The results of MTCSC operations have been included in our consolidated financial statements since that date. The acquisition was consummated pursuant to a stock purchase agreement (MTCSC Purchase Agreement) dated November 19, 2010, by and among ManTech International Corporation and MTCSC, Inc.

MTCSC provides Command, Control, Communications, Computers, Intelligence, Surveillance and Reconnaissance (C4ISR) systems, integration, cyber security and network engineering solutions to U.S government customers. At December 23, 2010, MTCSC had 366 employees of which approximately 90% held security clearances. The results of operations of MTCSC were not significant to the Company’s results of operations for the period from the acquisition date through December 31, 2010.

The acquisition is consistent with ManTech’s long-term strategy to continue extending our presence in the defense and intelligence market, allowing us to expand our work and direct support to the United States Marine Corp.

ManTech funded the acquisition with cash on hand. The initial purchase price was $75.1 million in cash. The initial purchase price may increase or decrease depending on the completion of the working capital adjustment contemplated by MTCSC stock purchase agreement. The MTCSC Purchase Agreement did not contain provisions for contingent consideration. Pursuant to the MTCSC Purchase Agreement, $11.3 million was placed into an escrow account to satisfy potential indemnification liabilities of MTCSC. The escrow period will expire 18 months after the purchase closing date. At December 31, 2010, the balance in the escrow account was $11.3 million.

The Company incurred in 2010 approximately $0.7 million of acquisition costs related to the MTCSC transaction. These costs are included in general and administrative expense in the Company’s condensed consolidated statement of income for the year ended December 31, 2010.

The preliminary purchase price was allocated to the underlying assets and liabilities based on their fair values at the date of acquisition. The following information represents the preliminary purchase price allocation as we are still in the process of working to identify potential adjustments related to the fair value of the working capital adjustment to be included in the purchase price and the fair value of the assets acquired and liabilities

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2010, 2009 and 2008—(Continued)

assumed. Total assets were $91.8 million, including goodwill and intangible assets recognized in connection with the acquisition, and total liabilities were $16.7 million. Included in total assets were $8.7 million in acquired intangible assets. We have recorded goodwill of $57.4 million, which will not be deductible for tax purposes. Recognition of goodwill is largely attributed to the highly skilled employees and the value paid for companies supporting high-end defense, intelligence and homeland security markets.

In allocating the purchase price, we consider among other factors, analyses of historical financial performance and estimates of future performance of MTCSC’s contracts. The components of other intangible assets associated with the acquisition were customer relationships and backlog valued at $8.1 million and $0.6 million, respectively. Customer contracts and related relationships represent the underlying relationships and agreements with MTCSC’s existing customers. Customer relationships and backlog are amortized over their estimated useful lives of 20 years and 1 year, respectively, using the pattern of benefits method. The weighted-average amortization period for the intangible assets is 18.7 years.

QinetiQ North America’s Security and Intelligence Solutions Business-On October 8, 2010, we completed the acquisition of certain assets of QinetiQ North America’s Security and Intelligence Solutions (S&IS) unit. The acquisition was completed through an asset purchase agreement (S&IS Purchase Agreement) dated September 29, 2010, by and among ManTech International Corporation, QinetiQ North America, Inc. and certain subsidiaries.

S&IS provides integrated security solutions to the Department of Defense and the intelligence community. At October 8, 2010, S&IS had 370 employees of which approximately 93% held security clearances. The majority of these employees were hired by ManTech as part of the acquisition. Revenues were $10.5 million and net income was $0.6 million for the period from October 8, 2010 to December 31, 2010.

The acquisition is consistent with ManTech’s long-term strategy to continue extending our presence in the defense and intelligence market, allowing us to offer comprehensive solutions for the full range of security threats from physical through cyber.

ManTech funded the acquisition with cash on hand. The initial purchase price was $59.9 million in cash. The initial purchase price may increase up to $60.0 million or decrease depending on the completion of the working capital adjustment contemplated by S&IS asset purchase agreement. The S&IS Purchase Agreement did not contain provisions for contingent consideration. Pursuant to the S&IS Purchase Agreement, $1.0 million was placed into an escrow account to satisfy potential indemnification liabilities of S&IS. The escrow claim period will expire 6 months after the purchase closing date. At December 31, 2010, the balance in the escrow account was $1.0 million.

In 2010, the Company incurred approximately $0.7 million of acquisition costs related to S&IS. The costs are included in general and administrative expense in the Company’s condensed consolidated statement of income for the year ended December 31, 2010.

The preliminary purchase price was allocated to the underlying assets and liabilities based on their fair values at the date of acquisition. The following information represents the preliminary purchase price allocation as we are still working to identify potential adjustments related to the working capital adjustment and the fair value of the assets acquired and liabilities assumed. Total assets were $61.9 million, including goodwill and intangible assets recognized in connection with the acquisition, and total liabilities were $2.0 million. Included in total assets were $13.0 million in acquired intangible assets. We have recorded goodwill of $40.2 million, which will be deductible for tax purposes over 15 years, assuming adequate levels of taxable income. Recognition of goodwill is largely attributed to the highly skilled employees and the value paid for companies supporting high-end defense, intelligence and homeland security markets.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2010, 2009 and 2008—(Continued)

In allocating the purchase price, we consider among other factors, analyses of historical financial performance and estimates of future performance of S&IS’s contracts. The components of other intangible assets associated with the acquisition were customer relationships and backlog valued at $11.5 million and $1.5 million, respectively. Customer contracts and related relationships represent the underlying relationships and agreements with S&IS’s existing customers. Customer relationships and backlog are amortized over their estimated useful lives of 20 years and 1 year, respectively, using the pattern of benefits method. The weighted-average amortization period for the intangible assets is 17.9 years.

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

STI was a leading provider of mission-critical systems engineering and C4ISR services and solutions to the Department of Defense. STI’s largest customer was the U.S. Army through its prime position on the Strategic Services Sourcing (S3) Indefinite Delivery/Indefinite Quantity contract. At January 15, 2010, STI had 252 employees of which nearly 100% held security clearances. STI contributed revenues of $518.0 million and net income of $7.6 million for the period from January 15, 2010 to December 31, 2010.

The acquisition of STI is consistent with our long-term strategy to broaden our footprint in the high-end defense and intelligence market and has expanded our work with the Department of Defense and our direct support of the U.S. Army.

ManTech funded the acquisition through a combination of cash on hand and borrowings under our revolving credit facility. The purchase price was $241.4 million, which included a favorable $0.6 million working capital adjustment. The STI Purchase Agreement did not contain provisions for contingent consideration. Pursuant to the STI Purchase Agreement, $24.2 million was placed into an escrow account to satisfy potential indemnification liabilities of STI and its shareholders. The escrow claim period will expire 18 months after the purchase closing date. At December 31, 2010, the balance in the escrow account was $23.2 million.

In 2010 and 2009, the Company incurred $0.2 million and $0.6 million of acquisition costs related to STI, respectively. These expenses are included in general and administrative expense in the Company’s statements of income for the related periods.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2010, 2009 and 2008—(Continued)

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

Cash and cash equivalents	$5,310
Receivables	69,870
Prepaid expenses and other	1,033
Property and equipment	357
Other intangibles	93,289
Other assets	65
Goodwill	143,772
Accounts payable and accrued expenses	(69,185)
Accrued salaries and related expenses	(3,087)
Other long-term liabilities	(62)

Purchase price	$241,362

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

Pro Forma Financial Information-The following unaudited pro forma summary presents consolidated information of the Company as if the MTCSC, S&IS and STI acquisitions had occurred on January 1, 2009. The pro forma financial information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisitions and borrowings under our senior credit facility had occurred on January 1, 2009. The amounts have been calculated after applying the Company’s accounting

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2010, 2009 and 2008—(Continued)

policies and adjusting the results of MTCSC, S&IS and STI to reflect the additional amortization expense resulting from recognizing intangible assets, the interest expense effect of the financing necessary to complete the acquisitions and the consequential tax effects (in thousands):

	Year Ended December 31,
	2010	2009
Revenues	$2,744,085	$2,488,316
Net income	$130,682	$121,894

DDK Technologies Group Acquisition-On March 13, 2009, we completed the acquisition of all outstanding equity interests of DDK Technologies Group (DDK). The results of DDK’s operations have been included in our consolidated financial statements since that date. The acquisition was consummated pursuant to a stock purchase agreement (DDK Purchase Agreement), dated March 13, 2009, by and among ManTech, DDK and the shareholders of DDK. DDK was a privately held company, providing information technology and cyber security for several Department of Defense agencies.

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

EWA Services Acquisition-On November 28, 2008, we completed the acquisition of all outstanding equity interests of EWA Services, Inc. (EWA). The results of EWA’s operations have been included in our consolidated financial statements since that date. The acquisition was consummated pursuant to a stock purchase agreement (EWA Purchase Agreement), dated November 28, 2008, by and among ManTech Telecommunications and Information Systems Corp. (MTISC), a wholly owned subsidiary of ManTech, and Electronic Warfare Associates, Inc., pursuant to which MTISC purchased all the capital stock of EWA from Electronic Warfare Associates, Inc.

EWA was a subsidiary of a privately held company, providing information technology, threat analysis and test and evaluation for several Department of Defense agencies. At November 28, 2008, EWA had 167 employees of which nearly 100 percent held security clearances. The acquisition of EWA has expanded our work in Department of Defense and Intelligence missions.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2010, 2009 and 2008—(Continued)

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

Emerging Technologies Group Acquisition-On August 29, 2008, we completed the acquisition of all outstanding equity interests in Emerging Technologies Group, USA, Inc. (ETG). The results of ETG’s operations have been included in our consolidated financial statements since that date. The acquisition was consummated pursuant to an Agreement and Plan of Merger (Merger Agreement), dated August 15, 2008, by and among ManTech, ETG, certain shareholders of ETG, Project Eagle Inc., a newly formed and wholly owned subsidiary of the Company (ETG Merger Sub), and a Rights Holder Representative for the shareholders and option holders of ETG. Pursuant to the terms of the Merger Agreement, ETG Merger Sub merged with and into ETG, with ETG continuing as the surviving corporation and a wholly owned subsidiary of the Company.

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

The purchase price was $25.1 million, which included $0.1 million in transaction fees. Pursuant to the Merger Agreement, $3.8 million of the purchase price was placed into an escrow account to satisfy potential indemnification liabilities of ETG and its shareholders. The escrow claim period expired eighteen months after the purchase closing date. We primarily utilized borrowings under our credit agreement to finance the acquisition.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2010, 2009 and 2008—(Continued)

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

The weighted average number of common shares outstanding is computed as follows (in thousands):

	Year Ended December 31,
	2010	2009	2008
Numerator for net income per Class A and Class B common stock:
Net income	$125,096	$111,764	$90,292

Numerator for basic net income Class A common stock	$78,921	$68,837	$54,085
Numerator for basic net income Class B common stock	$46,175	$42,927	$36,207

Numerator for diluted net income Class A common stock	$79,183	$69,192	$54,525
Numerator for diluted net income Class B common stock	$45,913	$42,572	$35,767

Basic weighted average common shares outstanding
Class A common stock	22,847	21,980	20,982
Class B common stock	13,367	13,707	14,046

Effect of potential exercise of stock options
Class A common stock	207	298	431
Class B common stock	0	0	0

Diluted weighted average common shares outstanding—Class A	23,054	22,278	21,413

Diluted weighted average common shares outstanding—Class B	13,367	13,707	14,046

For the years ended December 31, 2010 and 2009, options to purchase 1.8 million and 1.2 million shares, respectively, weighted for the portion of the period in which they were outstanding, were outstanding but not included in the computation of diluted earnings per share because the options’ effect would have been anti-dilutive. For the years ended December 31, 2010 and 2009, shares issued from the exercise of stock options were 391 thousand and 395 thousand, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2010, 2009 and 2008—(Continued)

5. Revenues and Receivables

We deliver a broad array of information technology and technical services solutions under contracts with the U.S. government, state and local governments and commercial customers. Revenues from the U.S. government under prime contracts and subcontracts, as compared to total contract revenues, were approximately 98.7%, 98.3% and 98.1% for the years ended December 31, 2010, 2009 and 2008, respectively. The components of contract receivables are as follows (in thousands):

	December 31,
	2010	2009
Billed receivables	$411,018	$346,984
Unbilled receivables:
Amounts billable	103,752	42,968
Revenues recorded in excess of funding	16,508	13,311
Revenues recorded in excess of milestone billings on fixed price contracts	0	141
Retainage	6,433	3,955
Allowance for doubtful accounts	(8,946)	(8,120)

Total receivables, net	$528,765	$399,239

Amounts billable consist principally of amounts to be billed within the next month. Revenues recorded in excess of funding are billable upon receipt of contractual amendments or other modifications. Revenues recorded in excess of milestone billings on fixed price contracts consist of amounts not expected to be billed within the next month. The retainage is billable upon completion of the contract performance and approval of final indirect expense rates by the government. Accounts receivable at December 31, 2010 are expected to be substantially collected in 2011 except for approximately $2.7 million. Over 90% of this amount is related to receivables from sales to the U.S. government. The remainder is related to receivables from contracts in which we acted as a subcontractor to other contractors.

The Company does not believe it has significant exposure to credit risk as accounts receivable and the related unbilled amounts are primarily due from the U.S. government. The allowance for doubtful accounts represents the Company’s estimate for exposure to compliance, contractual issues and bad debts related to prime contractors.

6. Property and Equipment

Major classes of property and equipment are summarized as follows (in thousands):

	December 31,
	2010	2009
Furniture and equipment	$39,271	$28,725
Leasehold improvements	21,948	16,231

	61,219	44,956
Less: Accumulated depreciation and amortization	(34,133)	(30,458)

Total property and equipment, net	$27,086	$14,498

Depreciation and amortization expense relating to property and equipment for the years ended December 31, 2010, 2009 and 2008 was $5.0 million, $4.9 million and $4.4 million, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2010, 2009 and 2008—(Continued)

7. Goodwill and Other Intangibles

During the second quarter, we completed our annual goodwill impairment test. Based on the results of step one of this test, no impairment losses were identified and performance of step two was not required. The changes in the carrying amounts of goodwill during 2010 and 2009 were as follows (in thousands):

Goodwill Balance
Net amount at December 31, 2008	$479,516
Additional purchase adjustment related to EWA	(206)
Acquisition-DDK	8,907

Net amount at December 31, 2009	488,217
Acquisition-STI	143,772
Acquisition-S&IS	40,169
Acquisition-MTCSC	57,400

Net amount at December 31, 2010	$729,558

Other intangible assets consisted of the following (in thousands):

	December 31, 2010			December 31, 2009
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Other intangible assets:
Contract and program intangibles	$219,382	$57,754	$161,628	$107,430	$39,987	$67,443
Capitalized software cost for sale	3,729	3,729	0	10,138	9,955	183
Capitalized software cost for internal use	21,400	14,578	6,822	18,258	12,242	6,016
Other	58	21	37	58	16	42

Total other intangibles, net	$244,569	$76,082	$168,487	$135,884	$62,200	$73,684

Amortization expense relating to intangible assets for the years ended December 31, 2010, 2009 and 2008 was $23.3 million, $12.6 million and $12.5 million, respectively. Amortization expense for the year ended December 31, 2010 and 2009 includes a write down of an acquisition related intangible asset for internally developed software of $0.1 million and less than $0.1 million, respectively. The write down was based on a change in the estimated net realizable value of the asset. We estimate that we will have the following amortization expense for the future periods indicated below (in thousands):

Year ending:
December 31, 2011	$18,885
December 31, 2012	$16,019
December 31, 2013	$15,089
December 31, 2014	$13,293
December 31, 2015	$11,644

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2010, 2009 and 2008—(Continued)

8. Long-term Debt

Long-term debt consisted of the following (in thousands):

	December 31,
	2010	2009
Revolving credit facility	$0	$0
7.25% senior unsecured notes	200,000	0

Long-term debt	$200,000	$0

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

Borrowings under the amended credit agreement are collateralized by our assets and bear interest at one of the following rates as selected by the Company at the time of borrowing: a London Interbank Offer Rate (LIBOR) based rate plus market-rate spreads that are determined based on the Company’s leverage ratio calculation (1.625% to 2.5%), or the lender’s base rate (plus spreads of 0.75% up to 1.5%), which is the highest of the Prime Rate, the sum of 0.5% plus the Federal Funds Rate, and, except during a Eurodollar Unavailability Period, 1.00% plus the Eurodollar Rate. At December 31, 2010 and 2009, we had no outstanding balance under our credit facility. The aggregate annual weighted average interest rates were 0.60% and 0.49% for 2010 and 2009, respectively.

The terms of the credit agreement permit prepayment and termination of the loan commitments at any time, subject to certain conditions. The credit agreement requires the Company to comply with specified financial covenants, including the maintenance of a certain leverage ratio and fixed charge coverage ratio. The credit agreement also contains various covenants, including affirmative covenants with respect to certain reporting requirements and maintaining certain business activities, and negative covenants that, among other things, may limit our ability to incur liens, incur additional indebtedness, make investments, make acquisitions, pay cash dividends and undertake certain additional actions. As of, and during, December 31, 2010 and 2009, we were in compliance with our financial covenants under the credit agreement.

There was no outstanding balance on our credit facility at December 31, 2010 and 2009. The weighted average borrowings under the revolving portion of the facility during the years ended December 31, 2010 and 2009 were $38.2 million and $43.9 million, respectively. The maximum available borrowing under the credit facility at December 31, 2010 was $348.7 million. At December 31, 2010 and 2009, we were contingently liable under letters of credit totaling $1.3 million and $1.7 million, respectively, which reduces our availability to borrow under our credit facility.

The following table summarizes the activity under our revolving credit facility for the years ended December 31, 2010, 2009 and 2008:

	Year Ended December 31,
	2010	2009	2008
	(in thousands)
Borrowings under revolving credit facility	$287,700	$529,125	$779,400
Repayment of borrowings under revolving credit facility	$287,700	$573,225	$900,300

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2010, 2009 and 2008—(Continued)

7.25% Senior Unsecured Notes-Effective April 13, 2010, the Company issued $200.0 million of 7.25% senior unsecured notes in a private placement that were resold inside the United States to qualified institutional buyers in reliance on Rule 144A under the Securities Act of 1933, and outside the United States to non-U.S. persons in reliance on Regulation S under the Securities Act of 1933. A portion of the proceeds was used to pay down the balance on the revolving credit facility incurred to pay for the STI acquisition.

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

The fair value of the 7.25% senior unsecured notes as of December 31, 2010 was approximately $209.0 million based on quoted market prices.

The Company incurred approximately $4.9 million in issuance costs, which are being amortized to interest expense over the contractual life of the 7.25% senior unsecured notes using the effective interest rate method, resulting in an effective rate of 7.67%.

The indenture governing the 7.25% senior unsecured notes contains customary events of default, as well as restrictive covenants, which, subject to important exceptions and qualifications specified in such indenture, will, among other things, limit our ability and the ability of our subsidiaries that guarantee the 7.25% senior unsecured notes to: pay dividends or distributions, repurchase equity, prepay subordinated debt or make certain investments; incur additional debt or issue certain disqualified stock and preferred stock; incur liens on assets; merge or consolidate with another company or sell all or substantially all assets; allow to exist certain control provisions. An event of default under the indenture will allow either the trustee of the notes or the holders of at least 25% in principal amount of the then outstanding notes to accelerate, or in certain cases, will automatically cause the acceleration of, the amounts due under the notes. As of December 31, 2010, the Company was in compliance with all required covenants under the indenture.

The total interest paid on our revolving credit facility and 7.25% senior unsecured notes was $8.9 million, $0.9 million and $3.7 million for the years ended December 31, 2010, 2009 and 2008, respectively.

9. Commitments and Contingencies

Contracts with the U.S. government including subcontracts are subject to extensive legal and regulatory requirements and, from time to time, agencies of the U.S. government, in the ordinary course of business, investigate whether the Company’s operations are conducted in accordance with these requirements and the terms of the relevant contracts. U.S. government investigations of the Company, whether related to the Company’s U.S. government contracts or conducted for other reasons, could result in administrative, civil, or

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2010, 2009 and 2008—(Continued)

criminal liabilities, including repayments, fines, or penalties being imposed upon the Company, or could lead to suspension or debarment from future U.S. government contracting. Management believes it has adequately reserved for any losses that may be experienced from any investigation of which it is aware. The Defense Contract Audit Agency (DCAA) has completed the majority of incurred cost audits through 2002, 2003 and 2004, which resulted in no material adjustments. The remaining audits for 2002 through 2010 are not expected to have a material effect on our financial position, results of operations or cash flow and management believes it has adequately reserved for any losses.

In the normal course of business, we are involved in certain governmental and legal proceedings, claims and disputes and have litigation pending under several suits. We believe that the ultimate resolution of these matters will not have a material effect on our financial position, results of operations or cash flows.

We lease office space and equipment under long-term operating leases. A number of the leases contain renewal options and escalation clauses. At December 31, 2010, aggregate future minimum rental commitments under these leases are as follows (in thousands):

	Office Space	Equipment	Total
Year ending:
December 31, 2011	$30,845	$625	$31,470
December 31, 2012	26,128	419	26,547
December 31, 2013	21,338	226	21,564
December 31, 2014	15,708	28	15,736
December 31, 2015	9,441	8	9,449
Thereafter	31,515	0	31,515

Total	$134,975	$1,306	$136,281

Office space and equipment rent expense totaled approximately $47.9 million, $51.4 million and $53.4 million for the years ended December 31, 2010, 2009 and 2008, respectively.

We had $6.9 million and $6.4 million of deferred rent liabilities resulting from recording rent expense on a straight-line basis over the life of the respective lease for the years ended December 31, 2010 and 2009, respectively.

At December 31, 2010 and 2009, we were contingently liable under letters of credit and bank guaranties issued by our banks in favor of third parties totaling $1.3 million and $1.7 million, respectively. These letters of credit and bank guarantees primarily relate to leases, contract performance, and support of insurance obligations. These instruments reduce our available borrowings under our revolving credit facility.

10. Stockholders’ Equity and Stock Options

Common Stock-We have 150,000,000 shares of authorized Class A common stock, par value $0.01 per share. We have 50,000,000 shares of authorized Class B common stock, par value $0.01 per share. On December 31, 2010, there were 23,153,509 shares of Class A common stock outstanding, 243,040 shares of Class A common stock recorded as treasury stock and 13,275,345 shares of Class B common stock outstanding.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2010, 2009 and 2008—(Continued)

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

Stockholders are entitled to receive, when and if declared by the Board of Directors from time-to-time, such dividends and other distributions in cash, stock or property from our assets or funds legally and contractually available for such purposes subject to any dividend preferences that may be attributable to preferred stock that may be authorized. Each share of Class A common stock and Class B common stock is equal in respect of dividends and other distributions in cash, stock or property, except that in the case of stock dividends, only shares of Class A common stock will be distributed with respect to the Class A common stock and only shares of Class B common stock will be distributed with respect to Class B common stock. In no event will either Class A common stock or Class B common stock be split, divided or combined unless the other class is proportionately split, divided or combined.

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

Preferred Stock-We are authorized to issue an aggregate of 20,000,000 shares of preferred stock, $0.01 par value per share, the terms and conditions of which are determined by our Board of Directors upon issuance. The rights, preferences and privileges of holders of our common stock are subject to, and may be adversely affected by, the rights of holders of any shares of preferred stock that we may designate and issue in the future. At December 31, 2010 and 2009, no shares of preferred stock were outstanding and the Board of Directors currently has no plans to issue a series of preferred stock.

Accounting for Stock-Based Compensation:

In June 2006, the Company’s stockholders approved our 2006 Management Incentive Plan (the Plan), which was designed to enable us to attract, retain and motivate key employees. Awards granted under the Plan are settled in shares of Class A common stock. At the beginning of each year, the Plan provides that the number of shares available for issuance automatically increases by an amount equal to one and one-half percent of the total number of shares of Class A and Class B common stock outstanding on December 31st of the previous year. On January 1, 2011, 546,433 additional shares were made available for issuance under the Plan. Through December 31, 2010, the remaining aggregate number of shares of our common stock authorized for issuance under the Plan was 1,754,956. Through December 31, 2010, 4,130,108 shares of our Class A common stock have been issued as a result of the exercise of the options granted under the Plan. The Plan expires in June 2016.

The Plan is administered by the compensation committee of our Board of Directors, along with its delegates. Subject to the express provisions of the Plan, the committee has the Board of Directors’ authority to administer and interpret the Plan, including the discretion to determine the exercise price, vesting schedule, contractual life and the number of shares to be issued.

Stock Compensation Expense-For the years ended December 31, 2010, 2009 and 2008, we recorded $7.4 million, $8.3 million and $6.6 million of stock-based compensation cost, respectively. No compensation expense for employees with stock options, including stock-based compensation expense, was capitalized during the periods. For the years ended December 31, 2010, 2009 and 2008, the total recognized tax (deficiency) benefits from the exercise of stock options were ($0.4) million, $1.1 million and $6.9 million, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2010, 2009 and 2008—(Continued)

Stock Options-We typically issue options that vest in three equal installments, beginning on the first anniversary of the date of grant. Under the terms of the Plan, the contractual life of the option grants may not exceed eight years. During the years ended December 31, 2010 and 2009, we issued options that expire five years from the date of grant.

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

The following weighted-average assumptions were used for option grants during the years ended December 31, 2010, 2009 and 2008:

Volatility-The expected volatility of the options granted was estimated based upon historical volatility of the Company’s share price through weekly observations of the Company’s trading history.

Expected Term-The expected term of options granted to employees during 2010, 2009 and 2008 was determined from historical exercises of the grantee population. Due to a lack of historical exercise data, the expected term for option grants to our Board of Directors during 2009 and 2008 were determined under the SEC’s Staff Accounting Bulletin No. 110 ((vesting term + original contractual term)/2). There were no grants to our Board of Directors in 2010. For all grants valued during 2010, 2009 and 2008, the options have graded vesting over 3 years (33.3% of the options in each grant vest annually) and a contractual term of 5 years.

Risk-free Interest Rate-The yield on zero-coupon U.S. Treasury strips was used to extrapolate a forward-yield curve. This “term structure” of future interest rates was then input into a numeric model to provide the equivalent risk-free rate to be used in the Black-Scholes-Merton model based on expected term of the underlying grants.

Dividend Yield-The Black-Scholes-Merton valuation model requires an expected dividend yield as an input. We have not issued dividends in the past nor do we expect to issue dividends in the future. As such, the dividend yield used in our valuations for all years presented was zero.

The following table summarizes weighted-average assumptions used in our calculations of fair value for the years ended December 31, 2010, 2009 and 2008:

	Year Ended December 31,
	2010	2009	2008
Dividend yield	0.00%	0.00%	0.00%
Volatility	39.02%	40.13%	34.58%
Risk-free interest rate	1.25%	1.48%	1.81%
Expected life of options (in years)	2.95	2.92	2.96

Stock Option Activity-During the year ended December 31, 2010, we granted stock options to purchase 944,500 shares of class A common stock at a weighted-average exercise price of $46.50 per share, which reflects the fair market value of the shares on the date of grant. The weighted-average fair value of options granted during the years ended December 31, 2010, 2009 and 2008 as determined under the Black-Scholes-Merton valuation model, was $12.87, $13.58 and $11.61, respectively. These options vest in three equal installments over three years and have a contractual term of five years. Option grants that vested during the years ended December 31, 2010, 2009 and 2008 had a combined fair value of $7.7 million, $6.9 million and $6.3 million, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2010, 2009 and 2008—(Continued)

Information with respect to stock option activity and stock options outstanding for the years ended December 31, 2010, 2009 and 2008, was as follows:

	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value (in thousands)
Shares under option, December 31, 2007	2,301,242	$28.30
Options granted	724,250	$45.27
Options exercised	(922,014)	$24.61	$24,383
Options cancelled and expired	(142,329)	$36.55

Shares under option, December 31, 2008	1,961,149	$35.75
Options granted	1,359,500	$47.65
Options exercised	(394,949)	$31.81	$6,529
Options cancelled and expired	(207,517)	$42.34

Shares under option, December 31, 2009	2,718,183	$41.85	$17,643
Options granted	944,500	$46.50
Options exercised	(391,176)	$35.30	$4,224
Options cancelled and expired	(798,250)	$49.42

Shares under option, December 31, 2010	2,473,257	$42.22	$7,731

The following table summarizes non-vested stock options for the year ended December 31, 2010:

	Number of Shares	Weighted Average Fair Value
Nonvested stock options at December 31, 2009	1,871,749	$11.51
Options granted	944,500	$12.87
Vested during period	(636,580)	$12.14
Options cancelled	(720,661)	$14.18

Nonvested shares under option, December 31, 2010	1,459,008	$12.77

Information concerning stock options exercisable and stock options expected to vest at December 31, 2010:

	Options Exercisable	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Aggregate Intrinsic Value (in thousands)
Stock options exercisable	1,014,249	2.4	$36.67	$7,275
Stock options expected to vest	1,260,059	3.8	$46.25	$391

Options exercisable and expected to vest	2,274,308

Unrecognized compensation expense related to outstanding stock options expected to vest as of December 31, 2010 was $12.1 million. The expense is expected to be recognized over a weighted-average period of 1.8 years and will be adjusted for any future changes in estimated forfeitures.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2010, 2009 and 2008—(Continued)

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

Restricted Stock Activity-During the year ended December 31, 2010, we granted 51,000 shares of restricted stock. The following table summarizes the restricted stock activity during the year ended December 31, 2010:

	Number of Shares	Grant Date Fair Value (in thousands)
Nonvested, December 31, 2009	0
Granted	51,000	$2,447
Vested	0
Forfeited	(25,000)	$1,196

Nonvested, December 31, 2010	26,000

11. Retirement Plans

As of December 31, 2010, we maintained one qualified defined contribution plan in addition to an Employee Stock Ownership Plan (ESOP). Our qualified defined contribution plan covers substantially all employees and complies with Section 401 of the Internal Revenue Code. Under this plan, we stipulated a basic matching contribution that matches a portion of the participants’ contribution based upon a defined schedule. Additionally, this plan contains a discretionary contribution component where the Company may contribute additional amounts based on a percentage of eligible employees’ compensation. Contributions are invested by an independent investment company in one or more of several investment alternatives. The choice of investment alternatives is at the election of each participating employee. Our contributions to the plan were approximately $22.9 million, $22.0 million and $18.5 million for the years ended December 31, 2010, 2009 and 2008, respectively.

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

For the years ended December 31, 2010, 2009 and 2008, we recorded $3.4 million, $3.0 million and $2.7 million, respectively, as compensation expense related to ESOP contributions. Shares contributed to the ESOP in 2010, 2009 and 2008, were 69,676, 84,991 and 51,581, respectively, of Class A common stock. We had $0 and $1.1 million in unearned ESOP shares at December 31, 2010 and 2009, respectively.

As required under ASC 714-40, Employee Stock Ownership Plans, compensation expense is recorded for shares committed to be released to employees based on the fair market value of those shares in the period in which they are committed to be released. For the years ended December 31, 2010, 2009 and 2008, new shares were issued to satisfy this obligation.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2010, 2009 and 2008—(Continued)

We also maintain an Employee Supplemental Savings Plan (ESSP), a non-qualified deferred compensation plan, for certain key employees. Under this plan, eligible employees may defer up to 75% of qualified annual base compensation and 100% of bonus. In the ESSP, participant deferral accounts are credited with a rate of return based on investment elections as selected by the participant. The assets related to the ESSP are held in a rabbi trust owned by the Company for benefit of the participating employees. The trust investments are in the form of variable universal life insurance products, which are owned by the Company (COLI). These investments seek to replicate the return of the participant investment elections. Participant contributions to this plan were approximately $4.2 million, $4.3 million and $5.1 million for the years ended December 31, 2010, 2009 and 2008, respectively.

We maintain nonqualified supplemental defined benefit pension plans for certain retired employees of an acquired company. These plans were informally and partially funded beginning in 1999 through a rabbi trust. Assets held in a rabbi trust are not eligible to be included in the calculation of plan status. At both December 31, 2010 and 2009, 100% of the rabbi trust assets were invested in a money market account with a commercial bank. All covered employees retired prior to 1998. Our benefit obligation at December 31, 2010 and 2009 was $1.5 million and $1.6 million, respectively.

12. Income Taxes

The domestic and foreign components of income before provision for income taxes and minority interest were as follows (in thousands):

	Year Ended December 31,
	2010	2009	2008
Domestic	$202,518	$178,561	$150,006
Foreign	(71)	(102)	(89)

	$202,447	$178,459	$149,917

The provision for income taxes was comprised of the following components (in thousands):

	Year Ended December 31,
	2010	2009	2008
Current provision (benefit):
Federal	$63,195	$57,773	$38,552
State	9,108	7,668	5,639
Foreign	348	313	315

	72,651	65,754	44,506

Deferred provision (benefit):
Federal	3,894	723	6,659
State	983	(996)	1,498

	4,877	(273)	8,157

Non-current provision (benefit) resulting from allocating tax benefits directly to additional paid in capital and changes in liabilities:
Federal	(474)	1,067	6,045
State	274	288	959
Foreign	27	(92)	0

	(173)	1,263	7,004

Total provision for income taxes	$77,355	$66,744	$59,667

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2010, 2009 and 2008—(Continued)

For 2010, the non-current provision for income taxes includes $0.1 million for amounts arising from the exercise of stock options allocated as equity; $(0.5) million arising from the cancellation of vested stock options allocated to equity; and $0.2 million related to liabilities for uncertain tax positions. For 2009, the non-current provision for income taxes includes $1.1 million from amounts arising from the exercise of stock options allocated as equity, and $0.2 million related to liabilities for uncertain tax positions. For 2008, the non-current provision for income tax includes $6.8 million from amounts arising from the exercise of stock options allocated to equity and $0.2 million related to liabilities for uncertain tax positions.

The provision for income taxes varies from the amount of income tax determined by applying the applicable U.S. statutory tax rate to pre-tax income and the following:

	Year Ended December 31,
	2010	2009	2008
Statutory U.S. Federal tax rate	35.0%	35.0%	35.0%
Increase (decrease) in rate resulting from:
State taxes—net of Federal benefit	3.3%	3.1%	3.5%
Other, net	(0.1)%	(0.7)%	1.3%

Effective tax rate	38.2%	37.4%	39.8%

The Company paid income taxes, net of refunds, of $77.2 million, $68.9 million and $40.0 million for the years ended December 31, 2010, 2009 and 2008, respectively.

Deferred income taxes arise from temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements. A summary of the tax effect of the significant components of deferred income taxes follows (in thousands):

	December 31,
	2010	2009
Gross deferred tax liabilities:
Unbilled receivables	$9,673	$6,264
Goodwill and other assets	59,708	48,416
Property & Equipment	2,324	1,782

Total deferred tax liabilities	71,705	56,462

Gross deferred tax assets:
Capital and State operating loss carryforwards	(138)	(176)
Retirement and other liabilities	(26,220)	(22,412)
Allowance for potential contract losses and other contract reserves	(3,316)	(3,089)

Total deferred tax assets	(29,674)	(25,677)

Net deferred tax liabilities	$42,031	$30,785

The tax benefits associated with nonqualified stock options and disqualifying dispositions of incentive stock options reduced the current taxes payable by $0.1 million in 2010 and $1.1 million in 2009. Such benefits were recorded as an increase to additional paid-in capital.

At December 31, 2010, we had state net operating losses of approximately $0.2 million that expire beginning 2014 through 2030.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2010, 2009 and 2008—(Continued)

A reconciliation of the beginning and ending balances of the total amounts of gross unrecognized tax benefits is as follows (in thousands):

	December 31,
	2010	2009	2008
Gross unrecognized tax benefits at beginning of year	$1,680	$1,516	$2,962
Increases in tax positions related to prior years	508	0	85
Decreases in tax positions for prior years	(26)	(8)	(107)
Increases in tax positions for current year	481	343	231
Settlements	0	0	(1,642)
Lapse in statute of limitations	(124)	(171)	(7)
Acquisitions—increase in tax positions for prior years	0	0	0
Acquisitions—decrease in tax positions for prior years	0	0	(6)

Gross unrecognized tax benefits at end of year	$2,519	$1,680	$1,516

The total liability for gross unrecognized tax benefits as of December 31, 2010, 2009 and 2008 was $2.5 million, $1.7 million and $1.5 million, respectively. That amount includes $2.1 million, $1.4 million and $1.2 million, respectively, of unrecognized net tax benefits which, if ultimately recognized, would reduce the Company’s annual effective tax rate in a future period.

The Company is subject to income taxes in the U.S and various state and foreign jurisdictions. Tax statutes and regulations within each jurisdiction are subject to the interpretation and require significant judgment to apply. The Company is no longer subject to U.S., state, or non-U.S. income tax examinations by tax authorities for the years before 2006. In 2008 the Company settled an audit by the Internal Revenue Service for amended 2003 and 2004 U.S. tax returns filed to claim research and experimentation credits and the unrecognized tax benefits were recognized. Also, in 2008 the Company settled an amnesty case with Belgium for all years prior to 2008 and the unrecognized tax benefits were recognized. A German audit, relating to pre-2006 years, was settled in 2009. The Company believes it is reasonably possible that $1.5 million of gross unrecognized tax benefits will be settled within the next twelve months due to expirations of statute of limitations and IRS settlements.

The Company recognizes interest accrued, related to net unrecognized tax benefits, in interest expense; and penalties, in general and administrative expenses; for all periods presented. At December 31, 2010, 2009 and 2008, accrued interest and penalties relating to net unrecognized tax benefits were $0.4 million, $0.3 million and $0.2 million, respectively.

13. Business Segment and Geographic Area Information

We have one reportable segment. We deliver a broad array of information technology and technical services solutions under contracts with the U.S. government, state and local governments and commercial customers. Our federal government customers typically exercise independent contracting authority, and even offices or divisions within an agency or department may directly, or through a prime contractor, use our services as a separate customer so long as that customer has independent decision-making and contracting authority within its organization. Revenues from the U.S. government under prime contracts and subcontracts were approximately 98.7%, 98.3% and 98.1% for the years ended December 31, 2010, 2009 and 2008, respectively. There were no sales to any customers within a single country (except for the United States) where the sales accounted for 10% or more of total revenue. We treat sales to U.S. government customers as sales within the United States regardless of where the services are performed.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2010, 2009 and 2008—(Continued)

Substantially all assets of continuing operations were held in the United States for the years ended December 31, 2010, 2009 and 2008. Revenues by geographic customer and the related percentages of total revenues for the years ended December 31, 2010, 2009 and 2008, were as follows (dollars in thousands):

	Year Ended December 31,
	2010		2009		2008
United States	$2,583,600	99.2%	$1,999,308	99.0%	$1,849,662	98.9%
International	20,438	0.8%	21,026	1.0%	21,217	1.1%

Total	$2,604,038	100.0%	$2,020,334	100.0%	$1,870,879	100.0%

In 2010 and 2009, our U.S. Army Tank-Automotive Armaments Command (TACOM) contract exceeded 10% of total revenues from external customers. In 2008, our Countermine contract exceeded 10% of total revenues from external customers.

	Year Ended December 31,
	2010	%	2009	%	2008	%
	(dollars in thousands)
Revenues from external customers:
TACOM	$318,615	12.2%	$407,656	20.2%	$34,370	1.8%
Countermine	105	0.0%	48,427	2.4%	210,432	11.3%
All other contracts	2,285,318	87.8%	1,564,251	77.4%	1,626,077	86.9%

ManTech Consolidated	$2,604,038	100.0%	$2,020,334	100.0%	$1,870,879	100.0%

In 2010 and 2009, our U.S. Army TACOM contract exceeded 10% of our total operating income. In 2008, there were no contracts that exceeded 10% of total operating income.

	Year Ended December 31,
	2010	%	2009	%	2008	%
	(dollars in thousands)
Operating Income:
TACOM	$22,748	10.6%	$21,077	11.8%	$3,740	2.4%
All other contracts	192,392	89.4%	158,002	88.2%	149,618	97.6%

ManTech Consolidated	$215,140	100.0%	$179,079	100.0%	$153,358	100.0%

At December 31, 2010, there were no contracts that exceed 10% of our receivables. At December 31, 2009, our U.S. Army TACOM contract exceeded 10% of our receivables. At December 31, 2008, there were no contracts that exceeded 10% of our receivables.

	December 31,
	2010	%	2009	%	2008	%
	(dollars in thousands)
Receivables:
TACOM	$25,357	4.8%	$57,230	14.3%	$24,648	6.1%
All other contracts	503,408	95.2%	342,009	85.7%	382,600	93.9%

ManTech Consolidated	$528,765	100.0%	$399,239	100.0%	$407,248	100.0%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2010, 2009 and 2008—(Continued)

Disclosure items required under ASC 280, Segment Reporting, including interest income, interest expense, depreciation and amortization expense, costs for stock-based compensation programs, certain unallowable costs as determined under Federal Acquisition Regulations and expenditures for segment assets are not applicable as we review those items on a consolidated basis.

14. Investments

GSE Systems, Inc.—On October 21, 2003, we sold all of our equity interests in GSE Systems, Inc. (GSE), and a $0.7 million note receivable from GSE, to GP Strategies Corporation (GP Strategies) in exchange for a note with a principal amount of $5.3 million, which was due in October 2008. The note from GP Strategies bore interest at 5% per annum and was payable quarterly in arrears. In May 2008, GP Strategies repaid the principal amount of the note receivable, less an amount deducted for early payment, plus all accrued interest through the date of repayment for a total payment amount of $5.2 million

15. Quarterly Financial Data (Unaudited)

The following tables set forth selected unaudited quarterly financial data. The quarterly financial data reflects, in the opinion of the Company, all normal and recurring adjustments necessary to present fairly the results of operations for such periods. Results of any one or more quarters are not necessarily indicative of annual results or continuing trends.

	2010
	March 31,	June 30,	September 30,	December 31,
	(in thousands, except per share data)
Revenues	$587,557	$661,611	$656,954	$697,916
Cost of services	499,566	562,306	555,318	591,441
General and administrative expenses	42,759	42,776	47,121	47,611

Operating income	45,232	56,529	54,515	58,864
Interest expense	(997)	(3,598)	(3,970)	(4,002)
Interest income	128	57	51	125
Other (expense) income, net	(62)	(270)	64	(215)

Income before provision for income taxes	44,301	52,718	50,660	54,772

Net income	$27,541	$32,167	$31,376	$34,012

Basic net income per share—Class A common stock	$0.76	$0.89	$0.86	$0.94

Weighted average shares outstanding—Class A	22,415	22,872	23,010	23,082

Basic net income per share—Class B common stock	$0.76	$0.89	$0.86	$0.94

Weighted average shares outstanding—Class B	13,605	13,317	13,276	13,275

Diluted net income per share—Class A common stock	$0.76	$0.88	$0.86	$0.93

Weighted average shares outstanding—Class A	22,727	23,126	23,171	23,251

Diluted net income per share—Class B common stock	$0.76	$0.88	$0.86	$0.93

Weighted average shares outstanding—Class B	13,605	13,317	13,276	13,275

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2010, 2009 and 2008—(Continued)

	2009
	March 31,	June 30,	September 30,	December 31,
	(in thousands, except per share data)
Revenues	$449,570	$514,068	$514,630	$542,066
Cost of services	370,304	422,242	425,566	450,651
General and administrative expenses	38,908	46,953	42,627	44,004

Operating income	40,358	44,873	46,437	47,411
Interest expense	(303)	(404)	(214)	(220)
Interest income	69	47	45	54
Other (expense) income, net	(3)	111	151	96

Income before provision for income taxes	40,121	44,627	46,419	47,341

Net income	$24,478	$28,532	$29,238	$29,516

Basic net income per share—Class A common stock	$0.69	$0.80	$0.82	$0.82

Weighted average shares outstanding—Class A	21,594	21,909	22,092	22,318

Basic net income per share—Class B common stock	$0.69	$0.80	$0.82	$0.82

Weighted average shares outstanding—Class B	13,912	13,678	13,637	13,605

Diluted net income per share—Class A common stock	$0.68	$0.80	$0.81	$0.82

Weighted average shares outstanding—Class A	21,955	22,146	22,427	22,596

Diluted net income per share—Class B common stock	$0.68	$0.80	$0.81	$0.82

Weighted average shares outstanding—Class B	13,912	13,678	13,637	13,605

16. Subsequent Event

Management has evaluated subsequent events after the balance sheet date through the financial statements issuance date for appropriate accounting and disclosure.

TranTech, Inc.-On February 11, 2011, ManTech completed the acquisition of TranTech, Inc. (TranTech). The acquisition was completed through a stock purchase agreement dated February 11, 2011, by and among ManTech International Corporation, TranTech and Mau TiTi McNeill.

TranTech provides information technology, networking and cyber security services to the federal government. At February 11, 2011, TranTech had approximately 53 employees. TranTech produced approximately $14.3 million in revenue for the year ended December 31, 2010.

This acquisition is consistent with ManTech’s long-term strategy to continue extending our presence in the defense and intelligence market, allowing us to offer comprehensive solutions for the full range of security threats—from physical through cyber.

ManTech funded the initial acquisition price of $21.6 million with cash on hand. The initial purchase price may increase or decrease depending on the completion of the working capital adjustment contemplated by the TranTech Purchase Agreement.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

The Company has had no disagreements with its auditors on accounting principles, practices or financial statement disclosure during and through the date of the financial statements included in this Report.

Item 9A. Controls and Procedures

We performed an assessment as of December 31, 2010 of the effectiveness of the design and operation of our disclosure controls and procedures and our internal control over financial reporting. This assessment was done under the supervision and with the participation of management, including our principal executive officer and principal financial officer. Included as Exhibits 31.1 and 31.2 to this Annual Report on Form 10-K are forms of “Certification” of our principal executive officer (our Chairman of the Board and Chief Executive Officer) and our principal financial officer (our Chief Financial Officer). The forms of Certification are required in accordance with Section 302 of the Sarbanes-Oxley Act of 2002. This section of the Annual Report on Form 10-K that you are currently reading is the information concerning the assessment referred to in the Section 302 certifications and required by the rules and regulations of the SEC. You should read this information in conjunction with the Section 302 certifications for a more complete understanding of the topics presented.

Disclosure Controls and Procedures and Internal Control over Financial Reporting-Management is responsible for establishing and maintaining adequate disclosure controls and procedures and internal control over financial reporting. Disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act, such as this Annual Report on Form 10-K, is accurately recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures are also designed to provide reasonable assurance that such information is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

•

provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP and that our receipts and expenditures are being made only in accordance with authorizations of management of our Board of Directors; and

•

provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material adverse effect on our financial statements.

Limitations on the Effectiveness of Controls-Management, including our principal executive officer and our principal financial officer, do not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no assessment of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management’s override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Scope of the Assessments-The assessment by our principal executive officer and our principal financial officer of our disclosure controls and procedures and the assessment by our management of our internal control over financial reporting included a review of procedures and documents and discussions with other employees in our organization in order to evaluate the adequacy of our internal control system design. In the course of the evaluation, we sought to identify exposure to unprevented or undetected data errors, control problems or acts of fraud and to confirm that appropriate corrective action, including process improvements, were being undertaken. The assessment also included testing of properly designed controls to verify their effective performance. Our management used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework to assess the effectiveness of our internal control over financial reporting.

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

Assessment of Effectiveness of Disclosure Controls and Procedures-Based upon the assessments, our principal executive officer and our principal financial officer have concluded that as of December 31, 2010 our disclosure controls and procedures were effective at the reasonable assurance level described above.

Management’s Report on Internal Control over Financial Reporting-Management is responsible for establishing and maintaining adequate control over financial reporting. Management used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework to assess the effectiveness of our internal control over financial reporting. Based upon the assessments, our management has concluded that as of December 31, 2010 our internal control over financial reporting was effective. Our independent registered public accounting firm issued an attestation report concerning our internal control over financial reporting, which appears further in this Annual Report.

Changes in Internal Control over Financial Reporting-During the three months ended December 31, 2010, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control for financial reporting.

Item 9B. Other Information

None.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

ManTech International Corporation

Fairfax, Virginia

We have audited the internal control over financial reporting of ManTech International Corporation and subsidiaries (the “Company”) as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2010 of the Company and our report dated February 25, 2011 expressed an unqualified opinion on those financial statements and financial statement schedule.

/S/ DELOITTE & TOUCHE LLP

McLean, Virginia
February 25, 2011

PART III

Item 10. Directors and Executive Officers of the Registrant and Corporate Governance

The information concerning our directors and executive officers required by Item 401 of Regulation S-K is included under the captions “Election of Directors” and “Executive Officers,” respectively, in our definitive Proxy Statement to be filed with the Securities and Exchange Commission (SEC) in connection with our 2011 Annual Meeting of Stockholders (the “2011 Proxy Statement”), and that information is incorporated by reference in this Annual Report on Form 10-K.

The information required by Item 405 of Regulation S-K concerning compliance with Section 16(a) of the Exchange Act is included under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in our 2011 Proxy Statement, and that information is incorporated by reference in this Annual Report on Form 10-K.

Our Standards of Ethics and Business Conduct, which sets forth the policies comprising our code of conduct, satisfy the SEC’s requirements (including Item 406 of Regulation S-K) for a “code of ethics” applicable to our principal executive officer, principal financial officer, principal accounting officer, controller or persons performing similar functions, as well as Nasdaq’s requirements for a code of conduct applicable to all directors, officers and employees. Among other principles, our Standards of Ethics and Business Conduct includes guidelines relating to the ethical handling of actual or potential conflicts of interest, compliance with laws, accurate financial reporting and procedures for promoting compliance with (and reporting violations of) these standards. A copy of our Standards of Ethics and Business Conduct is available on the investor relations section of our website: www.mantech.com. We are required to disclose any amendment to, or waiver from, a provision of our code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer, controller and persons performing similar functions. We intend to use our website as a method of disseminating this disclosure as permitted by applicable SEC rules.

The information required by Item 407(c)(3) of Regulation S-K concerning the procedures by which our stockholders may recommend nominees to our Board of Directors is included under the caption “Director Nominations” in our 2011 Proxy Statement and that information is incorporated by reference in this Annual Report on Form 10-K.

The information required by Item 407(d)(4) of Regulation S-K concerning the Audit Committee is included under the caption “Audit Committee” in our 2011 Proxy Statement and that information is incorporated by reference in this Annual Report on Form 10-K.

The information required by Item 407(d)(5) of Regulation S-K concerning the designation of an audit committee financial expert is included under the caption “Audit Committee” in our 2011 Proxy Statement and that information is incorporated by reference in this Annual Report on Form 10-K.

Item 11. Executive Compensation

The information required by this Item 11 is included under the captions “Compensation Committee Report” and “Compensation Discussion and Analysis” and the related text and tables in our 2011 Proxy Statement and that information (except for the information required by Item 402(k) and Item 402(l) of Regulation S-K) is incorporated by reference in this Annual Report on Form 10-K.

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

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides information as of December 31, 2010 with respect to compensation plans (including individual compensation arrangements) under which our equity securities are authorized for issuance.

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted- average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c )
Equity compensation plans approved by security holders	2,473,257	$42.22	1,754,956
Equity compensation plans not approved by security holders	0	$0.00	0
Total	2,473,257	$42.22	1,754,956

1)	The plan contains a formula that automatically increases the number of securities available for issuance. The plan provision provides that the number of shares available for issuance under the plan automatically increases on the first trading day of January each calendar year during the term of the plan, by an amount equal to one and one-half percent (1.5%) of the total number of shares outstanding (including all outstanding classes of common stock) on the last trading day in December of the immediately preceding calendar year, but provides that in no event shall any such annual increase exceed one million five hundred thousand (1,500,000) shares. On January 1, 2011, 546,433 shares were added to the plan under this provision.

Item 13. Certain Relationships and Related Transactions and Director Independence

The information required by this Item 13 is included under the caption “Certain Relationships and Related Transactions” and “Independence of Directors and Audit Committee Financial Experts” in our 2011 Proxy Statement and that information is incorporated by reference in this Annual Report on Form 10-K.

Item 14. Principal Accounting Fees and Services

The information required by this Item 14 is included under the captions “Ratification of Appointment of Independent Auditors-Fees Paid to Deloitte & Touche LLP” and “-Policy Regarding Audit Committee Pre-Approval of Audit and Permitted Non-audit Services” in our 2011 Proxy Statement and that information is incorporated by reference in this Annual Report on Form 10-K.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a) The following documents are filed as a part of this Annual Report on Form 10-K:

(1) All financial statements:

SCHEDULE NO.	DESCRIPTION
Schedule II	Valuation and Qualifying Accounts for the years ended December 31, 2010, 2009 and 2008

(3) Exhibits required by Item 601 of Regulation S-K (each management contract or compensatory plan or arrangement required to be filed as an exhibit to this annual report pursuant to Item 15(b) of this annual report is identified in the Exhibit list below):

Exhibit	Description
3.1	Second Amended and restated Certificate of Incorporation of the registrant as filed with the Secretary of State of the State of Delaware on January 30, 2002 (incorporated herein by reference from registrant’s Registration Statement on Form S-1 (File No. 333-73946), as filed with the SEC on November 23, 2002, as amended).

3.2	Second Amended and Restated Bylaws of the registrant (incorporated herein by reference from registrant’s Annual Report on Form 10-K for the year ended December 31, 2003, as filed with the SEC on March 15, 2004, as amended).

4.1	Form of Common Stock Certificate (incorporated herein by reference from registrant’s Registration Statement on Form S-1 (File No. 333-73946), as filed with the SEC on November 23, 2002, as amended).

4.2	Indenture governing 7.25% Senior Notes due 2018, including the form of 7.25% Senior Notes due 2018, dated April 13, 2010, among ManTech International Corporation, the Guarantors named therein, and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated herein by reference from the registrant’s Current Report on Form 8-K, as filed with the SEC on April 13, 2010).

10.1	Credit Agreement with Bank of America, N.A. (as Administrative Agent and L/C Issuer), Citizens Bank of Pennsylvania (as Syndication Agent), PNC Bank, National Association and Branch Banking and Trust Company (each as a Documentation Agent) and the other lender parties thereto, dated April 30, 2007 (incorporated herein by reference from the registrant’s Current Report on Form 8-K filed with the SEC on May 1, 2007).

Exhibit	Description
10.2	First Amendment and Consent to the Credit Agreement, dated December 18, 2009, by and among the registrant, certain subsidiaries of the registrant, and a syndicate of lenders, including Bank of America, N.A., acting as administrative agent for the lenders (incorporated herein by reference from the registrant’s Current Report on Form 8-K filed with the SEC on December 21, 2009).

10.3*	Retention Agreement, effective as of January 1, 2002, between George J. Pedersen and the registrant (incorporated herein by reference from registrant’s Registration Statement on Form S-1 (File No. 333-73946), as filed with the SEC on November 23, 2001, as amended).

10.4*	Change in Control Protection Agreement, dated as of November 30, 2009, by and between ManTech International Corporation and Kevin M. Phillips (incorporated herein by reference from registrant’s Current Report on Form 8-K, as filed with the SEC on December 2, 2009).

10.5*	Form of Change in Control Protection Agreement by and between ManTech International Corporation and certain executive officers and certain other key senior executives (incorporated by reference from registrant’s Annual Report on Form 10-K for the year ended December 31, 2009, as filed with the SEC on February 26, 2010).

10.6*	Form of Special Compensation Agreement by and between ManTech International Corporation and certain of its executive officers (incorporated herein by reference from registrant’s Current Report on Form 8-K, as filed with the SEC on September 14, 2010).

10.7*	Management Incentive Plan of ManTech International Corporation 2006 Restatement (incorporated herein by reference from registrant’s Registration Statement on Form S-8 (File No. 333-137129), as filed with the SEC on September 6, 2006).

10.8*	Form of Term Sheet for ManTech International Corporation Management Incentive Plan Non-Qualified Stock Option (incorporated herein by reference from registrant’s Current Report on Form 8-K, as filed with the SEC on March 13, 2006).

10.9*	Standard Terms and Conditions for Options Granted under Management Incentive Plan (incorporated herein by reference from registrant’s Current Report on Form 8-K, as filed with the SEC on March 13, 2006).

10.10*	ManTech International Corporation 2010 Executive Compensation Plan, adopted on March 11, 2010 in which our executive officers and certain key senior executives participate (incorporated herein by reference from registrant’s Current Report on Form 8-K, as filed with the SEC on March 16, 2010).

10.11*	Form of Grant of Incentive Stock under the Management Incentive Plan (incorporated herein by reference from registrant’s Current Report on Form 8-K, as filed with the SEC on March 16, 2010).

10.12*	Standard Terms and Conditions for Incentive Stock Granted under Management Incentive Plan (incorporated herein by reference from registrant’s Current Report on Form 8-K, as filed with the SEC on March 16, 2010).

12.1‡	Ratio of Earnings to Fixed Charges.

21.1‡	Subsidiaries of the Company.

23.1‡	Independent Registered Public Accounting Firm Consent.

24.1	Power of Attorney (included on signature page).

31.1‡	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2‡	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32‡	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended.

Exhibit	Description
101	The following materials from ManTech International Corporation’s Annual Report on Form 10-Q for the year ended December 31, 2010, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at December 31, 2010 and 2009; (ii) Condensed Consolidated Statement of Income for the Years Ended December 31, 2010, 2009 and 2008; (iii) Condensed Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2010, 2009 and 2008; (iv) Consolidated Statements of Changes in Stockholders’ Equity for the Years Ended December 31, 2010, 2009 and 2008; (v) Condensed Consolidated Statements of Cash Flows for the Years Ended December 31, 2010, 2009 and 2008; and (vi) Notes to Condensed Consolidated Financial Statements, tagged as blocked text.**

*	Management contract or compensatory plan or arrangement required to be filed as an Exhibit to this report pursuant to item 14(c).

‡	Filed herewith

**	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MANTECH INTERNATIONAL CORPORATION

By:	/s/ GEORGE J. PEDERSEN
Name:	George J. Pedersen
Title:	Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer)
Date:	February 25, 2011

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

Name and Signature	Title	Date

/s/ GEORGE J. PEDERSEN George J. Pedersen	Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer)	February 25, 2011

/s/ KEVIN M. PHILLIPS Kevin M. Phillips	Executive VP and Chief Financial Officer (Principal Financial Officer)	February 25, 2011

/s/ JOHN J. FITZGERALD John J. Fitzgerald	Senior VP Finance and Controller (Principal Accounting Officer)	February 25, 2011

/s/ MARY K. BUSH Mary K. Bush	Director	February 25, 2011

/s/ BARRY G. CAMPBELL Barry G. Campbell	Director	February 25, 2011

/s/ WALTER R. FATZINGER, JR Walter R. Fatzinger, Jr.	Director	February 25, 2011

/s/ DAVID E. JEREMIAH David E. Jeremiah	Director	February 25, 2011

/s/ RICHARD J. KERR Richard J. Kerr	Director	February 25, 2011

/s/ KENNETH A. MINIHAN Kenneth A. Minihan	Director	February 25, 2011

/s/ STEPHEN W. PORTER Stephen W. Porter	Director	February 25, 2011

SCHEDULE II

Valuation and Qualifying Accounts

Activities in the Company’s allowance accounts for the years ended December 31, 2010, 2009 and 2008 were as follows (in thousands):

	Doubtful Accounts
	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions	Other *	Balance at End of Period
2008	$6,153	197	216	1,755	$8,321
2009	$8,321	227	(902)	474	$8,120
2010	$8,120	90	(168)	904	$8,946

*	Other represents doubtful account reserves recorded as part of Net Revenues for estimated customer disallowances as well as acquisition related reserves. In 2008, we added $110 thousand from the addition of MBI, $467 thousand from the addition of Emerging Technologies Group USA, Inc. and $472 thousand from the addition of EWA Services, Inc. In 2009, we added $0 from the addition of DDK Technology Group. In 2010, we added $340 thousand from the addition of Sensor Technologies Inc. and none from the addition of QinetiQ North America’s Security and Intelligence Solutions Business and MTCSC, Inc.

	Deferred Tax Asset Valuation
	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions	Other	Balance at End of Period
2008	$0	0	0	0	$0
2009	$0	0	0	0	$0
2010	$0	0	0	0	$0

	Other Valuation Accounts **
	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions	Other	Balance at End of Period
2008	$0	0	0	0	$0
2009	$0	0	0	0	$0
2010	$0	0	0	0	$0

**	Other valuation accounts are for inventory.