Form 10-Q
period 2011-03-31
MANTECH INTERNATIONAL CORP
filed 2011-04-29
CIK 892537

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

or

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

As of April 27, 2011 there were outstanding 23,367,542 shares of our Class A common stock and 13,275,345 shares of our Class B common stock.

MANTECH INTERNATIONAL CORPORATION

FORM 10-Q

FOR THE QUARTER ENDED March 31, 2011

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

MANTECH INTERNATIONAL CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in Thousands Except Share Amounts)

	(unaudited)
	March 31, 2011	December 31, 2010
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$72,980	$84,829
Receivables—net	620,730	528,765
Prepaid expenses and other	12,140	16,642

Total Current Assets	705,850	630,236

Property and equipment—net	38,928	27,086
Goodwill	744,364	729,558
Other intangibles—net	168,831	168,487
Employee supplemental savings plan assets	23,878	24,415
Other assets	10,391	10,695

TOTAL ASSETS	$1,692,242	$1,590,477

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$305,592	$272,047
Accrued salaries and related expenses	78,709	64,575
Billings in excess of revenue earned	26,454	11,118

Total Current Liabilities	410,755	347,740

Long-term debt	200,000	200,000
Accrued retirement	25,390	25,789
Other long-term liabilities	7,419	7,495
Deferred income taxes—non-current	42,388	43,110

TOTAL LIABILITIES	685,952	624,134

COMMITMENTS AND CONTINGENCIES	—	—

STOCKHOLDERS’ EQUITY:
Common stock, Class A—$0.01 par value; 150,000,000 shares authorized; 23,581,835 and 23,396,549 shares issued at March 31, 2011 and December 31, 2010; 23,337,722 and 23,153,509 shares outstanding at March 31, 2011 and December 31, 2010	236	234
Common stock, Class B—$0.01 par value; 50,000,000 shares authorized; 13,275,345 shares issued and outstanding at March 31, 2011 and December 31, 2010	133	133
Additional paid-in capital	393,510	385,407
Treasury stock, 244,113 and 243,040 shares at cost at March 31, 2011 and December 31, 2010	(9,158)	(9,114)
Retained earnings	621,741	589,838
Accumulated other comprehensive loss	(172)	(155)

TOTAL STOCKHOLDERS’ EQUITY	1,006,290	966,343

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,692,242	$1,590,477

See notes to condensed consolidated financial statements.

MANTECH INTERNATIONAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In Thousands Except Per Share Amounts)

	(unaudited) Three months ended March 31,
	2011	2010
REVENUES	$700,864	$587,557
Cost of services	599,767	499,566
General and administrative expenses	45,242	42,759

OPERATING INCOME	55,855	45,232
Interest expense	(3,970)	(997)
Interest income	64	128
Other income (expense), net	96	(62)

INCOME FROM OPERATIONS BEFORE INCOME TAXES	52,045	44,301
Provision for income taxes	(20,142)	(16,760)

NET INCOME	$31,903	$27,541

BASIC EARNINGS PER SHARE:
Class A basic earnings per share	$0.87	$0.76

Weighted average common shares outstanding	23,206	22,415

Class B basic earnings per share	$0.87	$0.76

Weighted average common shares outstanding	13,275	13,605

DILUTED EARNINGS PER SHARE:
Class A diluted earnings per share	$0.87	$0.76

Weighted average common shares outstanding	23,357	22,727

Class B diluted earnings per share	$0.87	$0.76

Weighted average common shares outstanding	13,275	13,605

See notes to condensed consolidated financial statements.

MANTECH INTERNATIONAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In Thousands)

	(unaudited) Three months ended March 31,
	2011	2010
NET INCOME	$31,903	$27,541
OTHER COMPREHENSIVE INCOME (LOSS):
Translation adjustment, net of tax	(17)	(22)
Actuarial gain on defined benefit pension plans, net of tax	0	14

Total other comprehensive loss	(17)	(8)

COMPREHENSIVE INCOME	$31,886	$27,533

See notes to condensed consolidated financial statements.

MANTECH INTERNATIONAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

	(unaudited)
	Three months ended March 31,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$31,903	$27,541
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation	2,202	2,684
Excess tax benefits from the exercise of stock options	(203)	(459)
Deferred income taxes	(1,092)	1,099
Depreciation and amortization	7,252	6,773
Change in assets and liabilities—net of effects from acquired businesses:
Receivables—net	(88,998)	(30,581)
Prepaid expenses and other	4,877	(179)
Accounts payable and accrued expenses	25,434	35,870
Accrued salaries and related expenses	13,635	1,086
Billings in excess of revenue earned	15,336	(549)
Accrued retirement	(399)	(365)
Other	996	(133)

Net cash flow from operating activities	10,943	42,787

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(5,991)	(1,649)
Investment in capitalized software for internal use	(561)	(725)
Acquisition of businesses—net of cash acquired	(21,640)	(236,689)

Net cash flow from investing activities	(28,192)	(239,063)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	5,241	6,891
Excess tax benefits from the exercise of stock options	203	459
Treasury stock acquired	(44)	0
Net borrowings under the revolving credit facility	0	108,300

Net cash flow from financing activities	5,400	115,650

NET CHANGE IN CASH AND CASH EQUIVALENTS	(11,849)	(80,626)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	84,829	86,190

CASH AND CASH EQUIVALENTS, END OF PERIOD	$72,980	$5,564

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for income taxes	$564	$1,450

Cash paid for interest	$174	$898

Noncash financing activities:
Employee Stock Ownership Plan Contributions	$498	$0

See notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2011

UNAUDITED

1. Introduction and Overview

ManTech International Corporation (depending on the circumstances, “ManTech,” “Company,” “we,” “our,” “ours” or “us”) is a leading provider of innovative technologies and solutions for mission-critical national security programs for the intelligence community; departments of Defense, State and Homeland Security; the Department of Justice and the Federal Bureau of Investigations (FBI); the space community; the National Oceanic and Atmospheric Administration; and other U.S. federal government customers. Our expertise includes Command, Control, Computers, Communications, Intelligence, Surveillance and Reconnaissance (C4ISR) Lifecycle Support, Cyber Security, Global Logistics Support, Intelligence/Counter-Intelligence Support, Information Technology Modernization & Sustainment, Systems Engineering and Test & Evaluation. We support major national missions, such as military readiness, terrorist threat detection, information security and border protection. At March 31, 2011, we had approximately 10,300 highly qualified employees at various locations throughout the world depending on the customers’ requirements.

2. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and note disclosures normally included in the annual financial statements, prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted pursuant to those rules and regulations. We recommend that you read these unaudited condensed consolidated financial statements in conjunction with the audited consolidated financial statements and related notes included in our annual report on Form 10-K for the fiscal year ended December 31, 2010, previously filed with the SEC. We believe that the unaudited condensed consolidated financial statements in this Form 10-Q reflect all adjustments that are necessary to fairly present the financial position, results of operations and cash flows for the interim periods presented. The results of operations for such interim periods are not necessarily indicative of the results that can be expected for the full year.

3. Acquisitions

Our acquisitions have been accounted for using the acquisition method of accounting under the Accounting Standards Codification (ASC) 805, Business Combinations.

TranTech, Inc.-On February 11, 2011, we completed the acquisition of TranTech, Inc. (TranTech). The results of TranTech’s operations have been included in our consolidated financial statements since that date. The acquisition was completed through a stock purchase agreement dated February 11, 2011, by and among ManTech International Corporation, TranTech and its sole shareholder.

TranTech provides information technology, networking and cyber security services to the federal government. At February 11, 2011, TranTech had 57 employees. This acquisition is consistent with ManTech’s long-term strategy to continue extending our presence in the defense, security and intelligence communities, allowing us to offer comprehensive solutions through a prime position on the Defense Information Systems Agency ENCORE II contract.

ManTech funded the acquisition with cash on hand. The initial purchase price of $21.6 million was allocated to the underlying assets and liabilities based on their preliminary fair values at the date of acquisition. We are still working to identify potential adjustments related to the working capital adjustment to be included in the purchase price and the fair value of assets acquired and liabilities assumed.

MTCSC, Inc.-On December 23, 2010, we completed the acquisition of MTCSC, Inc. (MTCSC). The results of MTCSC operations have been included in our consolidated financial statements since that date. The acquisition was consummated pursuant to a stock purchase agreement (MTCSC Purchase Agreement) dated November 19, 2010, by and among ManTech International Corporation and MTCSC.

MTCSC provides Command, Control, Communications, Computers, Intelligence, Surveillance and Reconnaissance (C4ISR) systems, integration, cyber security network engineering solutions to U.S. government customers. At December 23, 2010, MTCSC had 366 employees of which approximately 90% held security clearances.

The acquisition is consistent with ManTech’s long-term strategy to continue extending our presence in the defense and intelligence market, allowing us to expand our work and direct support to the United States Marine Corp.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

March 31, 2011

UNAUDITED

ManTech funded the acquisition with cash on hand. The initial purchase price was $75.1 million, which may increase or decrease depending on the finalization of the post-closing working capital adjustment contemplated by MTCSC Purchase Agreement. The MTCSC Purchase Agreement did not contain provisions for contingent consideration. Pursuant to the MTCSC Purchase Agreement, $11.3 million was placed into an escrow account to satisfy potential indemnification liabilities of MTCSC. The escrow period will expire 18 months after the purchase closing date.

The preliminary purchase price was allocated to the underlying assets and liabilities based on their fair values at the date of acquisition. The following information represents the preliminary purchase price allocation, as we are still in the process of working to identify potential adjustments related to the fair value of the working capital adjustment to be included in the purchase price and the fair value of the assets acquired and liabilities assumed. Total assets were $91.8 million, including goodwill and intangible assets recognized in connection with the acquisition, and total liabilities were $16.7 million. Included in total assets were $8.7 million in acquired intangible assets. We have recorded goodwill of $57.4 million, which will not be deductible for tax purpose. Recognition of goodwill is largely attributed to the highly skilled employees and the value paid for companies supporting high-end defense, intelligence and homeland security markets.

In allocating the purchase price, we consider among other factors, analyses of historical financial performance and estimates of future performance of MTCSC’s contracts. The components of other intangible assets associated with the acquisition were customer relationships and backlog valued at $8.1 million and $0.6 million, respectively. Customer contracts and related relationships represent the underlying relationships and agreements with MTCSC’s existing customers. Customer relationships and backlog are amortized over their estimated useful lives of 20 years and 1 year, using the pattern of benefit method. The weighted-average amortization period for the intangible assets is 18.7 years.

QinetiQ North America’s Security and Intelligence Solutions Business-On October 8, 2010, we completed the acquisition of certain assets of QinetiQ North America, Inc.’s (QNA) Security and Intelligence Solutions (S&IS) business unit. The acquisition was completed through an asset purchase agreement (S&IS Purchase Agreement) dated September 29, 2010, by and among ManTech International Corporation, QNA and certain subsidiaries of QNA.

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

ManTech funded the acquisition with cash on hand. The purchase price was $60.0 million. The S&IS Purchase Agreement did not contain provisions for contingent consideration. Pursuant to the S&IS Purchase Agreement, $1.0 million was placed into an escrow account to satisfy potential indemnification obligations of QNA. The escrow claim period expired 6 months after the purchase closing date. There is still $0.4 million being held in the escrow account by mutual consent of the parties pending resolution of potential indemnification claims.

The preliminary purchase price was allocated to the underlying assets and liabilities based on their fair values at the date of acquisition. The following information represents the preliminary purchase price allocation as we are still working to identify potential adjustments related to the working capital adjustment and the fair value of the assets acquired and liabilities assumed. Total assets were $62.0 million, including goodwill and intangible assets recognized in connection with the acquisition, and total liabilities were $2.0 million. Included in total assets were $13.0 million in acquired intangible assets. We have recorded goodwill of $40.3 million, which will be deductible for tax purposes over 15 years, assuming adequate levels of taxable income. Recognition of goodwill is largely attributed to the highly skilled employees and the value paid for companies supporting high-end defense, intelligence and homeland security markets.

In allocating the purchase price, we consider among other factors, analyses of historical financial performance and estimates of future performance of S&IS’s contracts. The components of other intangible assets associated with the acquisition were customer relationships and backlog at $11.5 million and $1.5 million, respectively. Customer contracts and related relationships represent the underlying relationships and agreements with S&IS’s existing customers. Customer relationships and backlog are amortized over their estimated useful lives of 20 years and 1 year, respectively, using the pattern of benefits method. The weighted-average amortization period for the intangible assets is 17.9 years.

Sensor Technologies Inc.-On January 15, 2010, we completed the acquisition of all outstanding equity interest of Sensor Technologies Inc. (STI), a privately-held company. The results of STI’s operations have been included in our consolidated

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

March 31, 2011

UNAUDITED

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

ManTech funded the acquisition through a combination of cash on hand and borrowings under our senior credit facility. The purchase price was $241.4 million, which included a favorable $0.6 million working capital adjustment. The STI Purchase Agreement does not contain provisions for contingent consideration. Pursuant to the STI Purchase Agreement, $24.2 million was placed into an escrow account to satisfy potential indemnification liabilities of STI and its shareholders. The escrow claim period will expire 18 months after the purchase closing date.

For the three months ended March 31, 2010, the Company incurred $0.2 million of acquisition related costs. These costs are included in general and administrative expense in the Company’s statements of income for the related period.

The purchase price is allocated to underlying assets and liabilities based on their estimated fair values at the date of acquisition. The purchase price allocation includes goodwill and other intangible assets. Recognition of goodwill is largely attributed to the highly skilled employees of STI, their presence in the high-end defense and intelligence market place and the value paid for companies in this business. Assuming adequate levels of taxable income, the goodwill is deductible for tax purposes over 15 years. The following table represents the purchase price allocation (in thousands):

Cash and cash equivalents	$5,310
Receivables	69,870
Prepaid expenses and other	1,033
Property and equipment	357
Other intangibles	93,289
Other assets	65
Goodwill	143,772
Accounts payable and accrued expenses	(69,185)
Accrued salaries and related expenses	(3,087)
Other long-term liabilities	(62)

Purchase Price	$241,362

Pursuant to the STI Purchase Agreement, the seller has agreed to indemnify the buyer for tax liabilities in connection with the operation of STI’s business on or before January 15, 2010, or owing by any person for which STI may be liable as a result of the transactions or circumstances occurring or existing on or before January 15, 2010. As of January 15, 2010, STI’s tax liabilities were estimated to be approximately $0.8 million, resulting in related indemnification assets of $0.8 million. We collected $0.4 million from the escrow account for these indemnification assets.

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

Pro Forma Financial Information-The following unaudited pro forma summary presents consolidated information of the Company as if the TranTech, MTCSC, S&IS and STI acquisitions had occurred on January 1, 2010. The pro forma financial information is presented for informational purposes only and is not indicative of the results of operations that would have been

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

March 31, 2011

UNAUDITED

achieved if the acquisition and borrowings under our senior credit facility had occurred at the beginning of the periods presented. These amounts have been calculated after applying the Company’s accounting policies and adjusting the results of TranTech, MTCSC, S&IS and STI to reflect the additional amortization expense resulting from recognizing intangible assets, the interest expense effect of the financing necessary to complete the acquisitions and the consequential tax effects (in thousands).

	Three months ended March 31,
	2011	2010
Revenues	$702,467	$637,622
Net income	$32,211	$28,589

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

The weighted average number of common shares outstanding is computed as follows (in thousands):

	Three months ended March 31,
	2011	2010
Numerator for net income per Class A and Class B common stock:
Net income	$31,903	$27,541

Numerator for basic net income Class A common stock	$20,294	$17,138
Numerator for basic net income Class B common stock	$11,609	$10,403

Numerator for diluted net income Class A common stock	$20,342	$17,228
Numerator for diluted net income Class B common stock	$11,561	$10,313

Basic weighted average common shares outstanding
Class A common stock	23,206	22,415
Class B common stock	13,275	13,605

Effect of potential exercise of stock options
Class A common stock	151	312
Class B common stock	0	0

Diluted weighted average common shares outstanding - Class A	23,357	22,727

Diluted weighted average common shares outstanding - Class B	13,275	13,605

For the three months ended March 31, 2011 and 2010, options to purchase 1.9 million and 1.5 million shares, respectively, were outstanding but not included in the computation of diluted earnings per share because the options’ effect would have been

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

March 31, 2011

UNAUDITED

anti-dilutive. For the three months ended March 31, 2011 and 2010, shares issued from the exercise of stock options were 173 thousand and 198 thousand, respectively.

5. Receivables

We deliver a broad array of information technology and technical services solutions under contracts with the U.S. government, state and local governments and commercial customers. The components of contract receivables are as follows (in thousands):

	March 31, 2011	December 31, 2010
Billed receivables	$455,681	$411,018
Unbilled receivables:
Amounts billable	154,591	103,752
Revenues recorded in excess of funding	16,171	16,508
Retainage	3,469	6,433
Allowance for doubtful accounts	(9,182)	(8,946)

Total receivables—net	$620,730	$528,765

Amounts billable consist principally of amounts to be billed within the next month. Revenues recorded in excess of funding are billable upon receipt of contractual amendments or other modifications. The retainage is billable upon completion of the contract performance and approval of final indirect expense rates by the government. Accounts receivable at March 31, 2011, are expected to be substantially collected within one year except for approximately $2.5 million of which 94% is related to receivables from sales to the U.S. government. The remainder is related to receivables from contracts in which we acted as a subcontractor to other contractors.

The Company does not believe it has significant exposure to credit risk as accounts receivable and the related unbilled amounts are primarily due from the U.S. government. The allowance for doubtful accounts represents the Company’s exposure to compliance, contractual issues and bad debts related to prime contractors.

6. Property and Equipment

Major classes of property and equipment are summarized as follows (in thousands):

	March 31, 2011	December 31, 2010
Furniture and equipment	$52,629	$39,271
Leasehold improvements	22,073	21,948

	74,702	61,219
Less: Accumulated depreciation and amortization	(35,774)	(34,133)

Total property and equipment—net	$38,928	$27,086

7. Goodwill and Other Intangibles

The changes in the carrying amounts of goodwill during the year ended December 31, 2010 and the period ended March 31, 2011 are as follows (in thousands):

Goodwill Balance
Net amount at December 31, 2009	$488,217
Acquisition-STI	143,772
Acquisition-S&IS	40,169
Acquisition-MTCSC	57,400

Net amount at December 31, 2010	$729,558
Additional consideration for the acquistion of S&IS	148
Additional consideration for the acquistion of MTCSC	15
Acquisition-TranTech	14,643

Net amount at March 31, 2011	$744,364

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

March 31, 2011

UNAUDITED

Other intangible assets consisted of the following (in thousands):

	March 31, 2011			December 31, 2010
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized intangible assets:
Contract and program intangibles	$224,382	$62,396	$161,986	$219,382	$57,754	$161,628
Capitalized software cost for sale	3,729	3,729	0	3,729	3,729	0
Capitalized software cost for internal use	21,960	15,151	6,809	21,400	14,578	6,822
Other	58	22	36	58	21	37

Total other intangibles—net	$250,129	$81,298	$168,831	$244,569	$76,082	$168,487

Aggregate amortization expense relating to intangible assets for the three months ended March 31, 2011 and 2010 was $5.2 million and $5.4 million, respectively. We estimate that we will have the following amortization expense for the future periods indicated below (in thousands):

For the remaining nine months ending December 31, 2011	$14,526
Year ending:
December 31, 2012	$16,698
December 31, 2013	$15,626
December 31, 2014	$13,813
December 31, 2015	$12,158
December 31, 2016	$10,763

8. Long-term Debt

Long-term debt consisted of the following (in thousands):

	March 31, 2011	December 31, 2010
Revolving credit facility	$0	$0
7.25% senior unsecured notes	200,000	200,000

Total long-term debt	$200,000	$200,000

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

The terms of the credit agreement permit prepayment and termination of the loan commitments at any time, subject to certain conditions. The credit agreement requires the Company to comply with specified financial covenants, including the maintenance of a certain leverage ratio and fixed charge coverage ratio. The credit agreement also contains various covenants, including affirmative covenants with respect to certain reporting requirements and maintaining certain business activities, and negative covenants that, among other things, may limit our ability to incur liens, incur additional indebtedness, make investments, make acquisitions, pay cash dividends and undertake certain additional actions. As of March 31, 2011, we were in compliance with our financial covenants under the credit agreement.

We had $0 and $108.3 million outstanding on our credit facility at March 31, 2011 and 2010, respectively. The maximum additional available borrowing under the credit facility at March 31, 2011 was $348.7 million. As of March 31, 2011, we were contingently liable under letters of credit totaling $1.3 million, which reduces our availability to borrow under our credit facility.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

March 31, 2011

UNAUDITED

The following table summarizes the activity under our revolving credit facility for the three months ended March 31, 2011 and 2010:

	For the three months ended March 31,
	2011	2010
Borrowing under revolving credit facility	$0	$244,000
Repayment of borrowings under revolving credit facility	$0	($135,700)

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

The 7.25% senior unsecured notes mature on April 15, 2018 with interest payable semi-annually starting on October 15, 2010. The 7.25% senior unsecured notes were issued at 100% of the aggregate principal and are effectively subordinate to the Company’s existing and future senior secured debt (to the extent of the value of the assets securing such debt), including debt outstanding under our revolving credit facility. The 7.25% senior unsecured notes may be redeemed, in whole or in part, at any time, at the option of the Company subject to certain conditions specified in the indenture governing the 7.25% senior unsecured notes. The 7.25% senior unsecured notes are guaranteed, jointly and severally, on a senior unsecured basis by each of our wholly-owned domestic subsidiaries that also guarantee debt obligations under our revolving credit facility.

The fair value of the 7.25% senior unsecured notes as of March 31, 2011 was approximately $210.5 million based on quoted market prices.

The Company incurred approximately $4.9 million in issuance costs, which are being amortized to interest expense over the contractual life of the senior unsecured notes using the effective interest rate method, resulting in an effective rate of 7.67%.

The indenture governing the 7.25% senior unsecured notes contains customary events of default, as well as restrictive covenants, that among other things, limit our ability and the ability of our subsidiaries that guarantee the 7.25% senior unsecured notes to: pay dividends or distributions, repurchase equity, prepay subsidiaries, debt or make certain investments; incur additional debt or issue certain disqualified stock and preferred stock; incur liens on assets; or merge or consolidate with another company or sell all or substantially all assets. An event of default under the indenture will allow either the trustee of the notes or the holders of at least 25% in principal amount of the then outstanding notes to accelerate, or in certain cases, will automatically cause the acceleration of, the amounts due under the notes. As of March 31, 2011, the Company was in compliance with all required covenants under the indenture.

9. Commitments and Contingencies

Contracts with the U.S. government including subcontracts are subject to extensive legal and regulatory requirements and, from time to time, agencies of the U.S. government, in the ordinary course of business, investigate whether the Company’s operations are conducted in accordance with these requirements and the terms of the relevant contracts. U.S. government investigations of the Company, whether related to the Company’s U.S. government contracts or conducted for other reasons, could result in administrative, civil, or criminal liabilities, including repayments, fines, or penalties being imposed upon the Company, or could lead to suspension or debarment from future U.S. government contracting. Management believes it has adequately reserved for any losses that may be experienced from any investigation of which it is aware. The Defense Contract Audit Agency (DCAA) has completed the majority of incurred cost audits through 2002, 2003 and 2004, which resulted in no material adjustments. The remaining audits for 2002 through 2010 are not expected to have a material effect on our financial position, results of operations or cash flow, and management believes it has adequately reserved for any losses.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

March 31, 2011

UNAUDITED

In the normal course of business, we are involved in certain governmental and legal proceedings, claims and disputes and have litigation pending under several suits. We believe that the ultimate resolution of these matters will not have a material effect on our financial position, results of operations or cash flows.

10. Stock-Based Compensation

In June 2006, the Company’s stockholders approved our 2006 Management Incentive Plan (the Plan), which was designed to enable us to attract, retain and motivate key employees. Awards granted under the Plan are settled in shares of Class A common stock. At the beginning of each year, the Plan provides that the number of shares available for issuance automatically increases by an amount equal to one and one-half percent of the total number of shares of Class A and Class B common stock outstanding on December 31st of the previous year. On January 1, 2011, 546,433 additional shares were made available for issuance under the Plan. Through March 31, 2011, the remaining aggregate number of shares of our common stock authorized for issuance under the Plan was 1,749,472. Through March 31, 2011, 4,303,340 shares of our Class A common stock have been issued as a result of the exercise of options granted under the Plan. The Plan expires in June 2016.

The Plan is administered by the compensation committee of our Board of Directors, along with its delegates. Subject to the express provisions of the Plan, the committee has the Board of Directors’ authority to administer and interpret the Plan, including the discretion to determine the exercise price, vesting schedule, contractual life and the number of shares to be issued.

Stock Compensation Expense-For the three months ended March 31, 2011 and 2010, we recorded $2.2 million and $2.7 million of stock-based compensation cost, respectively. No compensation expense for employees with stock options, including stock-based compensation expense, was capitalized during the periods. For the three months ended March 31, 2011 and 2010, the total recognized tax benefits from the exercise of stock options were $0.2 million and $0.4 million, respectively.

Stock Options-We typically issue options that vest in three equal installments, beginning on the first anniversary of the date of grant. Under the terms of the Plan, the contractual life of the option grants may not exceed eight years. During the three months ended March 31, 2011 and 2010, we issued options that expire five years from the date of grant.

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

The following weighted-average assumptions were used for option grants during the three months ended March 31, 2011 and 2010:

Volatility-The expected volatility of the options granted was estimated based upon historical volatility of the Company’s share price through weekly observations of the Company’s trading history.

Expected Term-The expected term of options granted to employees during the three months ended March 31, 2011 and 2010 was determined from historical exercises of the grantee population. For all grants valued during the three months ended March 31, 2011 and 2010, the options had graded vesting over 3 years (33.3% of the options in each grant vest annually) and the contractual term was 5 years.

Risk-free Interest Rate-The yield on zero-coupon U.S. Treasury strips was used to extrapolate a forward-yield curve. This “term structure” of future interest rates was then input into a numeric model to provide the equivalent risk-free rate to be used in the Black-Scholes-Merton model based on expected term of the underlying grants.

Dividend Yield-The Black-Scholes-Merton valuation model requires an expected dividend yield as an input. We assumed 0% since we have not issued dividends in the past.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

March 31, 2011

UNAUDITED

The following table summarizes weighted-average assumptions used in our calculations of fair value for the three months ended March 31, 2011 and 2010:

	Three months ended March 31,
	2011	2010
Dividend yield	0.0%	0.0%
Volatility	36.0%	39.2%
Risk-free interest rate	1.06%	1.46%
Expected life of options (in years)	2.95	2.96

Stock Option Activity-During the three months ended March 31, 2011, we granted stock options to purchase 619,000 shares of Class A common stock at a weighted-average exercise price of $41.45 per share, which reflects the fair market value of the shares on the date of grant. The weighted-average fair value of options granted during the three months ended March 31, 2011 and 2010, as determined under the Black-Scholes-Merton valuation model, was $10.57 and $13.96, respectively. These options vest in three equal installments over three years and have a contractual term of five years. Option grants that vested during the three months ended March 31, 2011 and 2010 had a combined fair value of $4.8 million and $5.0 million, respectively.

Information with respect to stock option activity and stock options outstanding for the year ended December 31, 2010 and the three months ended March 31, 2011:

	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value (in thousands)
Shares under option, December 31, 2009	2,718,183	$41.85
Options granted	944,500	$46.50
Options exercised	(391,176)	$35.30	$4,224
Options cancelled and expired	(798,250)	$49.42

Shares under option, December 31, 2010	2,473,257	$42.22	$7,731
Options granted	619,000	$41.45
Options exercised	(173,232)	$29.24	$2,154
Options cancelled and expired	(67,083)	$47.44

Shares under option, March 31, 2011	2,851,942	$42.47	$6,333

The following table summarizes non-vested stock options for the three months ended March 31, 2011:

	Number of Shares	Weighted Average Fair Value
Non-vested stock options at December 31, 2010	1,459,008	$12.77
Options granted	619,000	$10.57
Vested during period	(374,826)	$12.69
Options cancelled (non-vested)	(47,083)	$13.17

Non-vested shares under option, March 31, 2011	1,656,099	$11.96

Information concerning stock options exercisable and stock options expected to vest at March 31, 2011:

	Options Exercisable	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Aggregate Intrinsic Value (in thousands)
Stock options exercisable	1,195,843	2.7	$39.98	$4,975
Stock options expected to vest	1,422,602	4.2	$44.36	$1,158

Options exercisable and expected to vest	2,618,445

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

March 31, 2011

UNAUDITED

Unrecognized compensation expense related to outstanding stock options expected to vest as of March 31, 2011 was $15.3 million. This expense is expected to be recognized over a weighted-average period of 2.2 years and will be adjusted for any future changes in estimated forfeitures.

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

Restricted Stock Activity-During the three months ended March 31, 2011, we did not grant shares of restricted stock. The following table summarizes the restricted stock activity during the three months ended March 31, 2011:

	Number of Shares	Weighted Average Grant Date Fair Value (in thousands)
Nonvested, December 31, 2009	0
Granted	51,000	$2,447
Vested	0
Forfeited	(25,000)	$1,196

Nonvested, December 31, 2010	26,000
Granted	0
Vested	(3,333)
Forfeited	0

Nonvested, March 31, 2011	22,667

11. Business Segment and Geographic Area Information

We have one reportable segment. We deliver a broad array of information technology and technical services solutions under contracts with the U.S. government, state and local governments and commercial customers. Our federal government customers typically exercise independent contracting authority, and even offices or divisions within an agency or department may directly, or through a prime contractor, use our services as a separate customer so long as that customer has independent decision-making and contracting authority within its organization. Revenues from the U.S. government under prime contracts and subcontracts were approximately 99.1% and 98.7% of our total revenues for the three months ended March 31, 2011 and 2010, respectively. There were no sales to any customers within a single country (except for the United States) where the sales accounted for 10% or more of total revenues. We treat sales to U.S. government customers as sales within the United States regardless of where the services are performed. Substantially all assets of continuing operations were held in the United States for the periods ended March 31, 2011 and December 31, 2010. Revenues by geographic customer and the related percentages of total revenues for the three months ended March 31, 2011 and 2010 were as follows (dollars in thousands):

	Three Months Ended March 31,
	2011		2010
United States	$697,773	99.6%	$582,721	99.2%
International	3,091	0.4%	4,836	0.8%

	$700,864	100.0%	$587,557	100.0%

During the three months ended March 31, 2011 there were no contracts that exceeded 10% of our revenues from external customers. During the three months ended March 31, 2010, our U.S. Army Tank-Automotive Armaments Command (TACOM) contract exceeded 10% of our revenues from external customers.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

March 31, 2011

UNAUDITED

	Three Months Ended March 31,
	2011	%	2010	%
	(dollars in thousands)
Revenues from external customers:
U.S. Army TACOM	$37,443	5%	$88,516	15%
All other contracts	663,421	95%	499,041	85%

ManTech Consolidated	$700,864	100%	$587,557	100%

During the three months ended March 31, 2011, there were no contracts that exceeded 10% of our operating income. During the three months ended March 31, 2010, our U.S. Army TACOM contract exceeded 10% of our operating income.

	Three Months Ended March 31,
	2011	%	2010	%
	(dollars in thousands)
Operating Income:
U.S. Army TACOM	$1,583	3%	$5,057	11%
All other contracts	54,272	97%	40,175	89%

ManTech Consolidated	$55,855	100%	$45,232	100%

During the three months ended March 31, 2011 and 2010, there were no contracts that exceeded 10% of our receivables.

Disclosure items required under ASC 280, Segment Reporting, including interest income, interest expense, depreciation and amortization expense, costs for stock-based compensation programs, certain unallowable costs as determined under Federal Acquisition Regulations and expenditures for segment assets are not applicable as we review those items on a consolidated basis.

12. Subsequent Events

Sale of the NetWitness Investment-On April 8, 2011, ManTech received $3.2 million in proceeds, with an additional $0.5 million held in escrow to be distributed no later than December 15, 2012, for our investment of less than 5% in NetWitness Corporation (NetWitness). The transaction was consummated on April 1, 2011 pursuant to an agreement and plan of merger dated March 12, 2011 by and among EMC Corporation, NetWitness, and certain persons acting as the representative for the shareholders of NetWitness. The sale of our investment resulted in a pre-tax gain of approximately $3.7 million that will be recorded in the second quarter of 2011.

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

Although forward-looking statements in this Quarterly Report reflect the good faith judgment of management, such statements can only be based on facts and factors currently known by us. Consequently, forward-looking statements are inherently subject to risks and uncertainties, and actual results and outcomes may differ materially from the results and outcomes discussed in or anticipated by the forward-looking statements. We believe that it is important to communicate our future expectations to our investors. However, there may be events in the future that we are not able to predict accurately or control. Factors that could cause actual results to differ materially from the results we anticipate include, but are not limited to, the following:

•	adverse changes in U.S. government spending priorities;

•	failure to retain existing U.S. government contracts, win new contracts or win recompetes;

•	adverse changes in future levels of expenditures for programs we support caused by budgetary pressures facing the federal government;

•	risk of contract performance, modifications or termination;

•	risks associated with complex U.S. government procurement laws and regulations;

•	adverse results of U.S. government audits of our government contracts;

•	failure to obtain option awards, task orders or funding under contracts;

•	failure to maintain strong relationships with other contractors;

•	adverse changes in our mix of contract types;

•

risks of financing, such as increases in interest rates and restrictions imposed by our outstanding indebtedness, including the ability to meet financial covenants, and risks related to an ability to obtain new or additional financing;

•	failure to successfully integrate recently acquired companies or businesses into our operations or to realize any accretive or synergistic effects from such acquisitions;

•	failure to identify, execute or effectively integrate future acquisitions; and

•	competition.

We urge you not to place undue reliance on these forward-looking statements, which speak only as of the date of this Quarterly Report. These and other risk factors are more fully described and discussed in the section entitled “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010 and under Item 1A. of Part II of our Quarterly Reports on Form 10-Q, and from time to time, in our other filings with the SEC. We undertake no obligation to revise or update any forward-looking statements in order to reflect any event or circumstance that may arise after the date of this Quarterly Report. We also suggest that you carefully review and consider the various disclosures made in this Quarterly Report that attempt to advise interested parties of the risks and factors that may affect our business, financial condition, results of operations and prospects.

Introduction and Overview

With over 10,000 employees at various locations throughout the world depending on the customers’ requirements, ManTech is a leading provider of innovative technologies and solutions for mission-critical national security programs for the intelligence community; departments of Defense, State and Homeland Security; the Department of Justice and the Federal Bureau of Investigations (FBI); the space community; the National Oceanic and Atmospheric Administration; and other U.S. federal government customers. Our expertise includes Command, Control, Computers, Communications, Intelligence, Surveillance and Reconnaissance (C4ISR) Lifecycle Support, Cyber Security, Global Logistics Support, Intelligence/Counter-Intelligence Support, Information Technology Modernization & Sustainment, Systems Engineering and Test & Evaluation. We support major national missions, such as military readiness, terrorist threat detection, information security and border protection.

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

We recommend that you read this discussion and analysis in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our annual report on Form 10-K for the fiscal year ended December 31, 2010, previously filed with the SEC.

Three Months Ended March 31, 2011 Compared to the Three Months Ended March 31, 2010

The following table sets forth certain items from our condensed consolidated statement of income and the relative percentage that certain items of expenses and earnings bear to revenues, as well as the period-to-period change from March 31, 2010 to March 31, 2011.

	Three Months Ended March 31,				Period-to-Period Change
	2011	2010	2011	2010	2010 to 2011
	Dollars		Percentages		Dollars	Percent
	(dollars in thousands)
REVENUES	$700,864	$587,557	100.0%	100.0%	$113,307	19.3%
Cost of services	599,767	499,566	85.6%	85.0%	100,201	20.1%
General and administrative expenses	45,242	42,759	6.4%	7.3%	2,483	5.8%

OPERATING INCOME	55,855	45,232	8.0%	7.7%	10,623	23.5%
Interest expense	(3,970)	(997)	0.6%	0.2%	(2,973)	298.2%
Interest income	64	128	0.0%	0.0%	(64)	-50.0%
Other income (expense), net	96	(62)	0.0%	0.0%	158	-254.8%

INCOME FROM OPERATIONS BEFORE INCOME TAXES	52,045	44,301	7.4%	7.5%	7,744	17.5%
Provision for income taxes	(20,142)	(16,760)	2.8%	2.8%	(3,382)	20.2%

NET INCOME	$31,903	$27,541	4.6%	4.7%	$4,362	15.8%

Revenues

Revenues increased 19.3% to $700.9 million for the three months ended March 31, 2011, compared to $587.6 million for the same period in 2010. Revenue growth of $86.7 million came from organic growth due to significant wins in our C4ISR Support business. Our recent acquisitions of S&IS, MTCSC and TranTech contributed revenue growth of $33.5 million. These increases were partially offset by a decrease in procurement of materials on some of our contracts for global logistics services.

We expect the growth in revenues to continue for the remainder of 2011 as a result of our recent acquisitions and continued expansion. However, we recognize that the government has expressed its intention to decrease its budgets related to professional and technical services contracts in the coming years. Also, the failure by Congress to approve budgets on a timely basis for the federal agencies we support could result in delays in future revenues for 2011.

Cost of services

Cost of services increased 20.1% to $599.8 million for the three months ended March 31, 2011, compared to $499.6 million for the same period in 2010. The increase in cost of services is primarily due to our recent acquisitions and continued expansion. As a percentage of revenues, cost of services increased to 85.6% for the three months ended March 31, 2011 as compared to 85.0% for the same period in 2010. Direct labor costs, which include applicable fringe benefits and overhead, increased 21.7% over the same period in 2010 primarily due to growth in staff, as well as our acquisitions. As a percentage of revenues, direct labor costs increased to 36.9% for the three months ended March 31, 2011, compared to 36.1% for the same period in 2010. Other direct costs, which include subcontractors and third party equipment and materials used in the performance of our contracts, increased by 18.8% over the same period in 2010. The increase in other direct costs was primarily due to subcontractors costs. As a percentage of revenues, other direct costs decreased from 48.9% for the three months ended March 31, 2010 to 48.7% for the same period in 2011.

General and administrative expenses

General and administrative expenses increased 5.8% to $45.2 million for the three months ended March 31, 2011, compared to $42.8 million for the same period in 2010. The increase is primarily due to support functions for our recent acquisitions. As a percentage of revenues, general and administrative expenses decreased to 6.4% from 7.3% for the three months ended March 31, 2011 and 2010, respectively, due to the leveraging of our general and administrative expense over a larger base. We expect general and administrative expenses, as a percentage of revenues, to continue to decline as we complete the integration of the back office functions from our recent acquisitions and revenues continue to grow.

Interest expense

Interest expense increased to $4.0 million for the three months ended March 31, 2011, compared to $1.0 million for the same period in 2010. We incurred $3.7 million of interest expense for the three months ended March 31, 2011 related to our 7.25% senior unsecured notes issued in April 2010.

Provision for Income Taxes

The provision for income taxes increased to $20.1 million for the three months ended March 31, 2011, compared to $16.8 million for the same period in 2010. Our effective income tax rates were 38.7% and 37.8% for the three months ended March 31, 2011 and 2010, respectively. The increase in our effective tax rate from the three months ended March 31, 2010 was primarily due to increased state income taxes as a result of our recent acquisitions.

Net income

Net income increased 15.8% to $31.9 million for the three months ended March 31, 2011, compared to $27.5 million for the same period in 2010. The increase in net income was due to higher revenues, which are primarily driven by our recent acquisitions.

Backlog

At March 31, 2011 and December 31, 2010, our backlog was $4.7 billion and $4.9 billion, respectively, of which $1.6 billion and $1.6 billion, respectively, was funded backlog. Backlog represents estimates that we calculate on a consistent basis. For additional information on how to compute backlog, see our annual report on Form 10-K for the fiscal year ended December 31, 2010, previously filed with the SEC.

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

Liquidity and Capital Resources

Historically, our primary liquidity needs have been the financing of acquisitions, working capital and capital expenditures. Our primary source of liquidity is cash provided by operations and our revolving credit facility. At March 31, 2011, we had $0 outstanding under our revolving credit facility. At March 31, 2011, we were contingently liable under letters of credit totaling $1.3 million, which reduces our ability to borrow under our credit facility. The maximum available borrowing under our revolving credit facility at March 31, 2011 was $348.7 million.

Generally, cash provided by operating activities is adequate to fund our operations. Due to fluctuations in our cash flows and the growth in our operations, it is necessary from time-to-time to increase borrowings under our credit facility to meet cash demands.

Cash flows from operating activities

	Three Months Ended March 31,
(in thousands)	2011	2010
Net cash flow from operating activities	$10,943	$42,787

Our operating cash flow is primarily affected by the overall profitability of our contracts, our ability to invoice and collect from our clients in a timely manner and our ability to manage our vendor payments. We bill most of our customers and prime contractors monthly, after services are rendered. Decreased cash flow from operations during the three months ended March 31, 2011 as compared to the same period in 2010 was due to the timing of the collection of customer receivables, partially offset by billings in excess of revenues earned and accrued salaries. Our accounts receivable days sales outstanding (DSO) ratio was 80 days and 75 days at March 31, 2011 and March 31, 2010, respectively. The increase in customer receivables was due to delays in collections related to a new contract start-up, delays related to government continuing resolution, and delays in billing and collection of subcontractors work on a few programs. A significant portion of the invoices driving the increase in DSO have been subsequently collected and we expect the delays to be resolved in the second quarter of 2011.

Cash flows from investing activities

	Three Months Ended March 31,
(in thousands)	2011	2010
Net cash flow from investing activities	($28,192)	($239,063)

Our cash flow from investing activities consists primarily of business acquisitions, expenditures for equipment, leasehold improvements and software. Cash outflows during the three months ended March 31, 2011 were due to the acquisition of TranTech for $21.5 million and capital expenditures of $6.6 million. Cash outflows during the three months ended March 31, 2010 were primarily from our acquisition of STI on January 15, 2010 for $236.7 million.

Cash flows from financing activities

	Three Months Ended March 31,
(in thousands)	2011	2010
Net cash flow from financing activities	$5,400	$115,650

Cash flow from financing activities during the three months ended March 31, 2011 resulted primarily from the proceeds from the exercise of stock options for $5.2 million. Cash flow from financing activities during the three months ended March 31, 2010 resulted primarily from borrowings under our credit facility to finance the acquisition of STI and proceeds from the exercise of stock options.

Capital Resources

We believe the capital resources available to us under our revolving credit facility with up to $350.0 million in loan commitments and cash from our operations are adequate to fund our ongoing operations and to support the internal growth we expect to achieve for at least the next twelve months. We anticipate financing our external growth from acquisitions and our longer-term internal growth through one or more of the following sources: cash from operations, use of the existing revolving facility, additional senior secured notes and additional borrowing or issuance of equity. At March 31, 2011, we had $0 outstanding under our credit facility.

Short-term Borrowings

From time-to-time, we borrow funds against our revolving credit facility for working capital requirements and funding of operations as well as acquisitions. Borrowings under our revolving credit facility bear interest at one of the following rates as selected by the Company: a LIBOR-based rate plus market-rate spreads that are determined based on the Company’s leverage ratio calculation (1.625% to 2.5%), or the lender’s base rate (plus spreads of 0.75% up to 1.5%). In April 2010, we used the proceeds from the issuance of the 7.25% senior unsecured notes to repay all outstanding borrowings under our revolving credit facility. Since then, we have not drawn any funds against the revolving credit facility. In the next twelve months we may use, as needed, our revolving credit facility in order to fund our ongoing operations and support our internal and external growth.

The following table summarizes the activity under our revolving credit facility for the three months ended March 31, 2011 and 2010 (in thousands):

	Three months ended March 31,
	2011	2010
Borrowing under revolving credit facility	$0	$244,000
Repayment of borrowings under revolving credit facility	$0	($135,700)

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

Critical Accounting Estimates and Policies

Critical accounting policies are defined as those that are reflective of significant judgments and uncertainties, and potentially result in materially different results under different assumptions and conditions. Application of these policies is particularly important to the portrayal of our financial condition and results of operations. The discussion and analysis of our financial condition and results of operations are based on our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these condensed consolidated financial statements requires management to make estimates and judgments that affect the reported amount of assets, liabilities, revenues and expenses. Actual results may differ from these estimates under different assumptions or conditions. Our significant accounting policies, including the critical accounting policies and practices listed below, are more fully described and discussed in the notes to our consolidated financial statements for fiscal year 2010 included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010, filed with the SEC on February 25, 2011.

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

We derive the majority of our revenues from cost-plus-fixed-fee, cost-plus-award-fee, and firm-fixed-price or time-and-materials contracts. Revenues for cost-reimbursement contracts are recorded as reimbursable costs are incurred, including an estimated share of the applicable contractual fees earned. For performance-based fees under cost reimbursable contracts that are subject to the Accounting Standards Codification (ASC) 605-35, Construction-Type and Certain Production-Type Contracts, we recognize the relevant portion of the expected fee to be awarded by the client at the time such fee can be reasonably estimated, based on factors such as our prior award experience and communications with the client regarding performance. For cost reimbursable contracts with performance-based fee incentives that are subject to the provisions of SEC Topic 13, Revenue Recognition, we recognize the relevant portion of the fee upon customer approval. For time-and-material contracts, revenues are recognized to the extent of billable rates times hours delivered plus material and other reimbursable costs incurred. For long-term fixed-price production contracts, revenues are recognized at a rate per unit as the units are delivered, or by other methods to measure services provided. Revenues from other long-term fixed-price contracts is recognized ratably over the contract period or by other appropriate methods to measure services provided. Contract costs are expensed as incurred except for certain limited long-term contracts noted below. For long-term contracts specifically described in ASC 605-35, we apply the percentage of completion method. Under the percentage of completion method, income is recognized at a consistent profit margin over the period of performance based on estimated profit margins at completion of the contract. This method of accounting requires estimating the total revenues and total contract cost at completion of the contract. During the performance of long-term contracts, these estimates are periodically reviewed and revisions are made as required. The impact on revenue and contract profit as a result of these revisions is included in the periods in which the revisions are made. This method can result in the deferral of costs or the deferral of profit on these contracts. Because we assume the risk of performing a fixed-price contract at a set price, the failure to accurately estimate ultimate costs or to control costs during performance of the work could result, and in some instances has resulted, in reduced profits or losses for such contracts. Estimated losses on contracts at completion are recognized when identified. In certain circumstances, revenues are recognized when contract amendments have not been finalized.

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

Accounting Standards Updates

Accounting Standards Updates issued but not yet effective are not expected to have a material effect on the Company’s financial statements.

Item 3.	Quantitative and Qualitative Disclosure about Market Risks

Our exposure to market risks relates to changes in interest rates for borrowing under our revolving credit facility. At March 31, 2011, we had no outstanding balance on our revolving credit facility. Borrowings under our revolving credit facility bear interest at variable rates. A hypothetical 10% increase in interest rates would increase our annual interest expense for the three months ended March 31, 2011 by $0.

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

Management is responsible for establishing and maintaining adequate disclosure controls and procedures. Disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act, such as this Quarterly Report on Form 10-Q, is accurately recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures are also designed to provide reasonable assurance that such information is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

It should be noted that a control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. As a result, our disclosure controls and procedures are designed to provide reasonable assurance that such disclosure controls and procedures will meet their objectives.

As of March 31, 2011, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), management evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 of the Exchange Act. Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level described above.

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

There have been no material changes from the risk factors disclosed in “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2010.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a)	None.
(b)	None.
(c)	Purchases of Equity Securities

The following table provides information on a monthly basis for the quarter ended March 31, 2011, with respect to the Company’s purchase of equity securities:

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased Under the Plans or Programs
January 1 to January 28, 2011	0	$0.00	—	—
January 29 to February 25, 2011	0	$0.00	—	—
February 26 to March 31, 2011	1,073	$41.45	—	—

(1)        As allowed under the provision of our 2006 Management Incentive Plan, ManTech has accepted shares of its common stock in the quarter ended March 31, 2011, from employees for tax withholdings in connection with the vesting of restricted stock. Such shares of common stock are stated at cost and held as treasury shares to be used for general corporate purposes.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibits required by Item 601 of Regulation S-K:

Exhibit	Description of Exhibit

10.1*

ManTech International Corporation 2011 Executive Incentive Compensation Plan, adopted on March 10, 2011, in which our executive officers and certain other key senior executives participate (incorporated herein by reference from registrant’s Current Report on Form 8-K filed with the SEC on March 15, 2011).

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

101‡

The following materials from ManTech International Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at March 31, 2011 and December 31, 2010; (ii) Condensed Consolidated Statements of Income for the Three Months Ended March 31, 2011 and 2010; (iii) Condensed Consolidated Statements of Comprehensive Income for the Three Months Ended March 31, 2011 and 2010; (iv) Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2011 and 2010; and (v) Notes to Condensed Consolidated Financial Statements, tagged as blocked text.**

‡	Filed Herewith
*	Management contract or compensatory plan or arrangement
**

Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MANTECH INTERNATIONAL CORPORATION

Date: April 29, 2011	By:	/S/ GEORGE J. PEDERSEN
	Name:	George J. Pedersen
	Title:	Chairman of the Board of Directors and Chief Executive Officer

	By:	/S/ KEVIN M. PHILLIPS
Date: April 29, 2011	Name:	Kevin M. Phillips
	Title:	Chief Financial Officer