Form 10-Q
period 2011-06-30
MANTECH INTERNATIONAL CORP
filed 2011-07-29
CIK 892537

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

or

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

As of July 22, 2011 there were outstanding 23,544,806 shares of our Class A common stock and 13,192,845 shares of our Class B common stock.

MANTECH INTERNATIONAL CORPORATION

FORM 10-Q

FOR THE QUARTER ENDED June 30, 2011

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

MANTECH INTERNATIONAL CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In Thousands Except Share Amounts)

	(unaudited)
	June 30, 2011	December 31, 2010
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$206,950	$84,829
Receivables—net	541,848	528,765
Prepaid expenses and other	14,934	16,642

Total Current Assets	763,732	630,236

Property and equipment—net	62,196	27,086
Goodwill	744,322	729,558
Other intangibles—net	166,512	168,487
Employee supplemental savings plan assets	24,949	24,415
Other assets	10,650	10,695

TOTAL ASSETS	$1,772,361	$1,590,477

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$309,755	$272,047
Accrued salaries and related expenses	96,593	64,575
Billings in excess of revenue earned	59,630	11,118

Total Current Liabilities	465,978	347,740

Long-term debt	200,000	200,000
Accrued retirement	26,205	25,789
Other long-term liabilities	7,473	7,495
Deferred income taxes—non-current	41,648	43,110

TOTAL LIABILITIES	741,304	624,134

COMMITMENTS AND CONTINGENCIES	—	—

STOCKHOLDERS’ EQUITY:
Common stock, Class A—$0.01 par value; 150,000,000 shares authorized; 23,761,338 and 23,396,549 shares issued at June 30, 2011 and December 31, 2010; 23,517,225 and 23,153,509 shares outstanding at June 30, 2011 and December 31, 2010	238	234
Common stock, Class B—$0.01 par value; 50,000,000 shares authorized; 13,192,845 and 13,275,345 shares issued and outstanding at June 30, 2011 and December 31, 2010	132	133
Additional paid-in capital	398,360	385,407
Treasury stock, 244,113 and 243,040 shares at cost at June 30, 2011 and December 31, 2010	(9,158)	(9,114)
Retained earnings	642,770	589,838
Accumulated other comprehensive loss	(186)	(155)
Unearned Employee Stock Ownership Plan shares	(1,099)	0

TOTAL STOCKHOLDERS’ EQUITY	1,031,057	966,343

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,772,361	$1,590,477

See notes to condensed consolidated financial statements.

MANTECH INTERNATIONAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In Thousands Except Per Share Amounts)

	(unaudited) Three months ended June 30,		(unaudited) Six months ended June 30,
	2011	2010	2011	2010
REVENUES	$752,673	$661,611	$1,453,537	$1,249,168
Cost of services	644,647	562,306	1,244,414	1,061,872
General and administrative expenses	48,858	42,776	94,100	85,535

OPERATING INCOME	59,168	56,529	115,023	101,761
Interest expense	(3,979)	(3,598)	(7,949)	(4,595)
Interest income	59	57	123	185
Other income (expense), net	3,820	(270)	3,916	(332)

INCOME FROM OPERATIONS BEFORE INCOME TAXES	59,068	52,718	111,113	97,019
Provision for income taxes	(22,626)	(20,551)	(42,768)	(37,311)

NET INCOME	$36,442	$32,167	$68,345	$59,708

BASIC EARNINGS PER SHARE:
Class A basic earnings per share	$0.99	$0.89	$1.87	$1.65

Weighted average common shares outstanding	23,357	22,872	23,282	22,645

Class B basic earnings per share	$0.99	$0.89	$1.87	$1.65

Weighted average common shares outstanding	13,271	13,317	13,273	13,460

DILUTED EARNINGS PER SHARE:
Class A diluted earnings per share	$0.99	$0.88	$1.86	$1.64

Weighted average common shares outstanding	23,510	23,126	23,434	22,925

Class B diluted earnings per share	$0.99	$0.88	$1.86	$1.64

Weighted average common shares outstanding	13,271	13,317	13,273	13,460

See notes to condensed consolidated financial statements.

MANTECH INTERNATIONAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In Thousands)

	(unaudited) Three months ended June 30,		(unaudited) Six months ended June 30,
	2011	2010	2011	2010
NET INCOME	$36,442	$32,167	$68,345	$59,708

OTHER COMPREHENSIVE INCOME (LOSS):
Translation adjustment, net of tax	(14)	(10)	(31)	(32)
Actuarial gain (loss) on defined benefit pension plans, net of tax	0	0	0	14

Total other comprehensive income (loss)	(14)	(10)	(31)	(18)

COMPREHENSIVE INCOME	$36,428	$32,157	$68,314	$59,690

See notes to condensed consolidated financial statements.

MANTECH INTERNATIONAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

	(unaudited) Six months ended June 30,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$68,345	$59,708
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation	4,470	3,251
Excess tax benefits from the exercise of stock options	(236)	(502)
Gain on sale of investments	(3,745)	0
Deferred income taxes	(2,230)	4,674
Depreciation and amortization	14,391	14,176
Change in assets and liabilities—net of effects from acquired businesses:
Receivables—net	(10,248)	3,017
Prepaid expenses and other	2,874	(2,177)
Accounts payable and accrued expenses	33,600	9,194
Accrued salaries and related expenses	30,960	20,624
Billings in excess of revenue earned	48,512	1,104
Accrued retirement	416	(1,160)
Other	(381)	840

Net cash flow from operating activities	186,728	112,749

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(35,938)	(3,346)
Investment in capitalized software for internal use	(3,285)	(1,835)
Proceeds from sale of investments	3,255	0
Acquisition of businesses—net of cash acquired	(20,315)	(236,052)

Net cash flow from investing activities	(56,283)	(241,233)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	6,884	8,986
Excess tax benefits from the exercise of stock options	236	502
Dividends paid	(15,400)	0
Treasury stock acquired	(44)	0
Issuance of senior unsecured notes	0	200,000
Debt issuance costs	0	(4,920)

Net cash flow from financing activities	(8,324)	204,568

NET CHANGE IN CASH AND CASH EQUIVALENTS	122,121	76,084
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	84,829	86,190

CASH AND CASH EQUIVALENTS, END OF PERIOD	$206,950	$162,274

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for income taxes	$35,193	$28,633

Cash paid for interest	$7,601	$1,221

Noncash investing activities:
Capital expenditures incurred but not yet paid	$2,858	$0

Noncash financing activities:
Employee Stock Ownership Plan Contributions	$1,597	$0

See notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2011

UNAUDITED

1. Introduction and Overview

ManTech International Corporation (depending on the circumstances, “ManTech” “Company” “we” “our” “ours” or “us”) is a leading provider of innovative technologies and solutions for mission-critical national security programs for the intelligence community; the departments of Defense, State, Homeland Security, Energy and Justice, including the Federal Bureau of Investigation (FBI); the space community; the National Oceanic and Atmospheric Administration; and other U.S. federal government customers. Our expertise includes Command, Control, Communications, Computers, Intelligence, Surveillance and Reconnaissance (C4ISR) Lifecycle Support, Cyber Security, Global Logistics Support, Intelligence/Counter-Intelligence Support, Information Technology Modernization & Sustainment, Systems Engineering and Test & Evaluation. We support major national missions, such as military readiness, terrorist threat detection, information security and border protection. At June 30, 2011, we had approximately 10,000 highly qualified employees at various locations throughout the world.

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

TranTech provides information technology, networking and cyber security services to the federal government. At February 11, 2011, TranTech had 57 employees. The acquisition will allow us to continue extending our presence in the defense, security and intelligence communities, and to offer comprehensive solutions through a prime position on the Defense Information Systems Agency ENCORE II contract.

ManTech funded the acquisition with cash on hand. The purchase price of $21.5 million was allocated to the underlying assets and liabilities based on their fair values at the date of acquisition. Total assets were $23.8 million, including goodwill and intangible assets recognized in connection with the acquisition, and total liabilities were $2.3 million. Included in total assets were $5.0 million in acquired intangible assets. We have recorded goodwill of $14.6 million, which will be deductible for tax purposes over 15 years, assuming adequate levels of taxable income.

MTCSC, Inc.-On December 23, 2010, we completed the acquisition of MTCSC, Inc. (MTCSC). The results of MTCSC’s operations have been included in our consolidated financial statements since that date. The acquisition was consummated pursuant to a stock purchase agreement (MTCSC Purchase Agreement) dated November 19, 2010, by and among ManTech International Corporation and MTCSC.

MTCSC provides C4ISR systems, integration, and cyber security network engineering solutions to U.S. government customers. At December 23, 2010, MTCSC had 366 employees of which approximately 90% held security clearances. The acquisition will allow us to expand our work and direct support to the United States Marine Corps.

ManTech funded the acquisition with cash on hand. The initial purchase price was $75.1 million, which may increase or decrease depending on the finalization of the post-closing working capital adjustment contemplated by the MTCSC Purchase Agreement. The MTCSC Purchase Agreement did not contain provisions for contingent consideration. Pursuant to the MTCSC Purchase Agreement, $11.3 million was placed into an escrow account to satisfy potential indemnification liabilities of the stockholders of MTCSC. The escrow period will expire 18 months after the purchase closing date.

The preliminary purchase price was allocated to the underlying assets and liabilities based on their fair values at the date of acquisition. The following information represents the preliminary purchase price allocation, as we are still in the process of working to identify potential adjustments related to the fair value of the working capital adjustment to be included in the purchase price and the fair value of the assets acquired and liabilities assumed. Total assets were $91.8 million, including goodwill and intangible assets recognized in connection with the acquisition, and total liabilities were $16.7 million. Included in total assets were $8.7 million in acquired intangible assets. We recorded $57.4 million in goodwill, which will not be deductible for tax purposes. Recognition of goodwill is largely attributed to the highly skilled employees and the value paid for companies supporting high-end defense, intelligence and homeland security market.

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

QinetiQ North America’s Security and Intelligence Solutions Business-On October 8, 2010, we completed the acquisition of certain assets of QinetiQ North America, Inc. (QNA) Security and Intelligence Solutions (S&IS) business unit. The acquisition was completed through an asset purchase agreement (S&IS Purchase Agreement) dated September 29, 2010, by and among ManTech International Corporation, QNA and certain subsidiaries of QNA.

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

ManTech funded the acquisition with cash on hand. The purchase price was $60.0 million. The S&IS Purchase Agreement did not contain provisions for contingent consideration. Pursuant to the S&IS Purchase Agreement, $1.0 million was placed into an escrow account to satisfy potential indemnification obligations of QNA. The escrow claim period expired 6 months after the purchase closing date. As of June 30, 2011, there was $0.4 million that continued to be held in the escrow account by mutual consent of the parties pending resolution of potential indemnification claims.

The purchase price was allocated to the underlying assets and liabilities based on their fair value at the date of acquisition. Total assets were $62.0 million, including goodwill and intangible assets recognized in connection with the acquisition, and total liabilities were $2.0 million. Included in total assets were $13.0 million in acquired intangible assets. We have recorded goodwill of $40.3 million, which will be deductible for tax purposes over 15 years, assuming adequate levels of taxable income. Recognition of goodwill is largely attributed to the highly skilled employees and the value paid for companies supporting high-end defense, intelligence and homeland security markets.

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

STI provides mission-critical systems engineering and C4ISR services and solutions to the Department of Defense. STI’s largest customer was the U.S. Army through its prime position on the Strategic Services Sourcing (S3) Indefinite Delivery/Indefinite Quantity contract. At January 15, 2010, STI had 252 employees of which nearly 100% held security clearances. The acquisition of STI is consistent with our long-term strategy to broaden our footprint in the high-end defense and intelligence market and will expand our work with the Department of Defense and our direct support of the U.S. Army as it continues its overseas operations.

ManTech funded the acquisition through a combination of cash on hand and borrowings under our senior credit facility. The purchase price was $241.4 million, which included a favorable $0.6 million working capital adjustment. The STI Purchase Agreement did not contain provisions for contingent consideration. Pursuant to the STI Purchase Agreement, $24.2 million was placed into an escrow account for 18 months to satisfy potential indemnification liabilities of the shareholders of STI. At June 30, 2011, the balance in the escrow account was $15.4 million.

For the six months ended June 30, 2010, the Company incurred $0.3 million of acquisition related expenses. These expenses are included in general and administrative expense in the Company’s statement of income for the related periods.

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

Pro Forma Financial Information-The following unaudited pro forma summary presents consolidated information of the Company as if the TranTech, MTCSC, S&IS and STI acquisitions had occurred on January 1, 2010. The pro forma financial information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisitions and related borrowings had occurred at the beginning of the period presented. The amounts have been calculated after applying the Company’s accounting policies and adjusting the results of TranTech, MTCSC, S&IS and STI to reflect the additional amortization expense resulting from recognizing intangible assets, the interest expense effect of the financing necessary to complete the acquisitions and the consequential tax effects (in thousands).

	Six months ended June 30,
	2011	2010
Revenues	$1,455,140	$1,337,650
Net income	$68,813	$62,448

4. Earnings Per Share

Under ASC 260, Earnings per Share, the two-class method is an earnings allocation formula that determines earnings per share for each class of common stock according to dividends declared (or accumulated) and participation rights in undistributed earnings. Under that method, basic and diluted earnings per share data are presented for each class of common stock.

In applying the two-class method, we determined that undistributed earnings should be allocated equally on a per share basis between Class A and Class B common stock. Under the Company’s Certificate of Incorporation, the holders of the common stock are entitled to participate ratably, on a share-for-share basis as if all shares of common stock were of a single class, in such dividends as may be declared by the Board of Directors. No dividend was declared in the first quarter of 2011. During the three month period ended June 30, 2011, we declared and paid a dividend of $0.42 per share on both classes of common stock. This was the first dividend declared since the Company’s initial public offering in 2002.

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

The weighted average number of common shares outstanding is computed as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Numerator for net income per Class A and Class B common stock:
Distributed earnings	$15,413	$0	$15,413	$0
Undistributed earnings	21,029	32,167	52,932	59,708

Net income	$36,442	$32,167	$68,345	$59,708

Numerator for basic net income Class A common stock	$23,238	$20,330	$43,529	$37,448
Numerator for basic net income Class B common stock	$13,204	$11,837	$24,816	$22,260

Numerator for diluted net income Class A common stock	$23,293	$20,413	$43,632	$37,619
Numerator for diluted net income Class B common stock	$13,149	$11,754	$24,713	$22,089

Basic weighted average common shares outstanding
Class A common stock	23,357	22,872	23,282	22,645
Class B common stock	13,271	13,317	13,273	13,460

Effect of potential exercise of stock options
Class A common stock	153	254	152	280
Class B common stock	0	0	0	0

Diluted weighted average common shares outstanding - Class A	23,510	23,126	23,434	22,925

Diluted weighted average common shares outstanding - Class B	13,271	13,317	13,273	13,460

For the three months ended June 30, 2011 and 2010, options to purchase 2.1 million and 1.9 million shares, respectively, were outstanding but not included in the computation of diluted earnings per share because the options’ effect would have been anti-dilutive. For the six months ended June 30, 2011 and 2010, options to purchase 2.0 million and 1.7 million shares, respectively, were outstanding but not included in the computation of diluted earnings per share because the options’ effect would have been anti-dilutive. For the six months ended June 30, 2011 and 2010, shares issued from the exercise of stock options were 0.2 million and 0.3 million, respectively.

5. Receivables

We deliver a broad array of information technology and technical services solutions under contracts with the U.S. government, state and local governments and commercial customers. The components of contract receivables are as follows (in thousands):

	June 30, 2011	December 31, 2010
Billed receivables	$401,071	$411,018
Unbilled receivables:
Amounts billable	132,512	103,752
Revenues recorded in excess of funding	13,282	16,508
Retainage	4,473	6,433
Allowance for doubtful accounts	(9,490)	(8,946)

Total receivables—net	$541,848	$528,765

Amounts billable consists principally of amounts to be billed within the next month. Revenues recorded in excess of funding are billable upon receipt of contractual amendments or other modifications. The retainage is billable upon completion of the contract performance and approval of final indirect expense rates by the government. Accounts receivable at June 30, 2011, are expected to be substantially collected within one year except for approximately $1.7 million, of which amount 91.5% is related to receivables from sales to the U.S. government. The remainder is related to receivables from contracts in which we acted as a subcontractor to other contractors.

The Company does not believe it has significant exposure to credit risk as accounts receivable and the related unbilled amounts are primarily due from the U.S. government. The allowance for doubtful accounts represents the Company’s exposure to compliance, contractual issues and bad debt related to prime contractors.

6. Property and Equipment

Major classes of property and equipment are summarized as follows (in thousands):

	June 30, 2011	December 31, 2010
Furniture and equipment	$77,343	$39,271
Leasehold improvements	22,356	21,948

	99,699	61,219
Less: Accumulated depreciation and amortization	(37,503)	(34,133)

Total property and equipment—net	$62,196	$27,086

7. Goodwill and Other Intangibles

Under ASC 350, Intangibles - Goodwill and Other, goodwill is to be reviewed at least annually for impairment. We have elected to perform this review annually during the second quarter each calendar year. The 2011 annual review indicated no impairment and therefore resulted in no adjustments in goodwill.

The changes in the carrying amounts of goodwill during the year ended December 31, 2010 and the period ended June 30, 2011 are as follows (in thousands):

Goodwill Balance
Net amount at December 31, 2009	$488,217
Acquisition-STI	143,772
Acquisition-S&IS	40,169
Acquisition-MTCSC	57,400

Net amount at December 31, 2010	$729,558
Additional consideration for the acquisition of S&IS	148
Additional consideration for the acquisition of MTCSC	15
Acquisition-TranTech	14,601

Net amount at June 30, 2011	$744,322

Other intangible assets consisted of the following (in thousands):

	June 30, 2011			December 31, 2010
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized intangible assets:
Contract and program intangibles	$224,382	$66,859	$157,523	$219,382	$57,754	$161,628
Capitalized software cost for sale	3,729	3,729	0	3,729	3,729	0
Capitalized software cost for internal use	24,728	15,774	8,954	21,400	14,578	6,822
Other	58	23	35	58	21	37

Total other intangibles—net	$252,897	$86,385	$166,512	$244,569	$76,082	$168,487

Aggregate amortization expense relating to intangible assets for the three months ended June 30, 2011 and 2010 was $5.1 million and $6.0 million, respectively. Aggregate amortization expense relating to intangible assets for the six months ended June 30, 2011 and 2010 was $10.3 million and $11.4 million, respectively. We estimate that we will have the following amortization expense for the future periods indicated below (in thousands):

For the remaining six months ending December 31, 2011	$9,792
Year ending:
December 31, 2012	$17,397
December 31, 2013	$16,322
December 31, 2014	$14,473
December 31, 2015	$12,496
December 31, 2016	$11,190

8. Long-term Debt

Long-term debt consisted of the following (in thousands):

	June 30, 2011	December 31, 2010
Revolving credit facility	$0	$0
7.25% senior unsecured notes	200,000	200,000

Total long-term debt	$200,000	$200,000

Revolving Credit Facility-We maintain a revolving credit agreement with a syndicate of lenders led by Bank of America, N.A, as administrative agent. The credit agreement provides for a revolving credit facility of up to $350.0 million in loan commitments, with a $25.0 million letter of credit sublimit and a $30.0 million swing line loan sublimit. On May 12, 2011, the revolving credit agreement was amended to allow for the payment of cash dividends to our shareholders and to increase the annual amount of permitted restricted payments. The maturity date for the credit agreement is April 30, 2012.

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

The terms of the credit agreement permit prepayment and termination of the loan commitments at any time, subject to certain conditions. The credit agreement requires the Company to comply with specified financial covenants, including the maintenance of a certain leverage ratio and fixed charge coverage ratio. The credit agreement also contains various covenants, including affirmative covenants with respect to certain reporting requirements and maintaining certain business activities, and negative covenants that, among other things, may limit our ability to incur liens, incur additional indebtedness, make investments, make acquisitions, make restricted payments and undertake certain additional actions. As of June 30, 2011, we were in compliance with our financial covenants under the credit agreement.

We had no outstanding balance on our credit facility at June 30, 2011 and December 31, 2010. The maximum additional available borrowing under the credit facility at June 30, 2011 was $348.7 million. As of June 30, 2011, we were contingently liable under letters of credit totaling $1.3 million, which reduces our availability to borrow under our credit facility.

The following table summarizes the activity under our revolving credit facility for the six months ended June 30, 2011 and 2010:

	For the six months ended June 30,
	2011	2010
Borrowings under revolving credit facility	$0	$287,700
Repayment of borrowings under revolving credit facility	$0	($287,700)

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

The 7.25% senior unsecured notes mature on April 15, 2018 with interest payable semi-annually starting on October 15, 2010. The 7.25% senior unsecured notes were issued at 100% of the aggregate principal amount and are effectively subordinate to the Company’s existing and future senior secured debt (to the extent of the value of the assets securing such debt), including debt outstanding under our revolving credit facility. The 7.25% senior unsecured notes may be redeemed, in whole or in part, at any time, at the option of the Company, subject to certain conditions specified in the indenture governing the 7.25% senior unsecured notes. The 7.25% senior unsecured notes are guaranteed, jointly and severally, on a senior unsecured basis by each of our wholly-owned domestic subsidiaries that also guarantee debt obligations under our revolving credit facility.

The fair value of the 7.25% senior unsecured notes as of June 30, 2011 was approximately $208.5 million based on quoted market prices.

The Company incurred approximately $4.9 million in issuance costs, which are being amortized to interest expense over the contractual life of the 7.25% senior unsecured notes using the effective interest rate method, resulting in an effective rate of 7.67%.

The indenture governing the 7.25% senior unsecured notes contains customary events of default, as well as restrictive covenants, that among other things, limit our ability and the ability of our subsidiaries that guarantee the 7.25% senior unsecured notes to: pay dividends or distributions, repurchase equity, prepay subordinated debt or make certain investments; incur additional debt or issue certain disqualified stock and preferred stock; incur liens on assets; merge or consolidate with another company or sell all or substantially all assets. An event of default under the indenture will allow either the trustee of the notes or the holders of at least 25% in principal amount of the then outstanding notes to accelerate, or in certain cases, will automatically cause the acceleration of, the amounts due under the notes. As of June 30, 2011, the Company was in compliance with all required covenants under the indenture.

9. Commitments and Contingencies

Contracts with the U.S. government including subcontracts are subject to extensive legal and regulatory requirements and, from time to time, agencies of the U.S. government, in the ordinary course of business, investigate whether the Company’s operations are conducted in accordance with these requirements and the terms of the relevant contracts. U.S. government investigations of the Company, whether related to the Company’s U.S. government contracts or conducted for other reasons, could result in administrative, civil, or criminal liabilities, including repayment, fines, or penalties being imposed upon the Company, or could lead to suspension or debarment from future U.S. government contracting. Management believes it has adequately reserved for any losses that may be experienced from any investigation of which it is aware. The Defense Contract Audit Agency (DCAA) has completed the majority of incurred cost audits through 2002, 2003 and 2004, which resulted in no material adjustments. The remaining audits for 2002 through 2010 are not expected to have a material effect on our financial position, results of operations or cash flow, and management believes it has adequately reserved for any losses.

In the normal course of business, we are involved in certain governmental and legal proceedings, claims and disputes and have litigation pending under several suits. We believe that the ultimate resolution of these matters will not have a material effect on our financial position, results of operations or cash flows.

10. Stock-Based Compensation

In May 2011, the Company’s stockholders approved our 2011 Management Incentive Plan (the Plan), which was designed to enable us to attract, retain and motivate key employees. Awards granted under the Plan are settled in shares of Class A common stock. The 2011 restatement of the Plan increased the base number of shares of our Class A common stock reserved for issuance under the Plan to 6,000,000 shares, an increase of 1,500,000 shares compared to the 2006 plan. At the beginning of each year, the Plan provides that the number of shares available for issuance automatically increases by an amount equal to one and one-half percent of the total number of shares of Class A and Class B common stock outstanding on December 31st of the previous year. On January 1, 2011, 546,433 additional shares were made available for issuance under the Plan. Through June 30, 2011, the remaining aggregate number of shares of our common stock authorized for issuance under the Plan was 3,337,556. Through June 30, 2011, 4,350,423 shares of our Class A common stock have been issued as a result of the exercise of options granted under the Plan. The Plan expires in May 2021.

The Plan is administered by the compensation committee of our Board of Directors, along with its delegates. Subject to the express provisions of the Plan, the committee has the Board of Directors’ authority to administer and interpret the Plan, including the discretion to determine the exercise price, vesting schedule, contractual life and the number of shares to be issued.

Stock Compensation Expense-For the three months ended June 30, 2011 and 2010, we recorded $2.3 million and $0.6 million of stock-based compensation cost, respectively. For the six months ended June 30, 2011 and 2010, we recorded $4.5 million and $3.3 million of stock-based compensation cost, respectively. No compensation expense of employees with stock awards, including stock-based compensation expense, was capitalized during the periods. For the six months ended June 30, 2011 and 2010, the total recognized tax benefit from the exercise of stock options was less than $0.1 million and $0.3 million, respectively.

Stock Options-We typically issue options that vest in three equal installments, beginning on the first anniversary of the date of grant. Under the terms of the Plan, the contractual life of the option grants may not exceed eight years. During the six months ended June 30, 2011 and 2010, we issued options that expire five years from the date of grant.

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

The following weighted-average assumptions were used for option grants during the six months ended June 30, 2011 and 2010:

Volatility-The expected volatility of the options granted was estimated based upon historical volatility of the Company’s share price through weekly observations of the Company’s trading history.

Expected Term-The expected term of options granted to employees during the six months ended June 30, 2011 and 2010 was determined from historical exercises of the grantee population. For all grants valued during the six months ended June 30, 2011 and 2010, the options had graded vesting over 3 years (equal annual installments beginning on the first anniversary of the date of the grant) and a contractual term of 5 years.

Risk-free Interest Rate-The yield on zero-coupon U.S. Treasury strips was used to extrapolate a forward-yield curve. This “term structure” of future interest rates was then input into numeric model to provide the equivalent risk-free rate to be used in the Black-Scholes-Merton model based on the expected term of the underlying grants.

Dividend Yield-No stock option grants have been made since we initiated our cash dividend program in May 2011. As the Black-Scholes-Merton valuation model requires an expected dividend yield as an input, valuations for future grants will contain a value for this variable.

The following table summarizes weighted-average assumptions used in our calculation of fair value for the six months ended June 30, 2011 and 2010:

	Six months ended June 30,
	2011	2010
Volatility	36.0%	39.2%
Expected life of options (in years)	2.95	2.95
Risk-free interest rate	1.06%	1.50%
Dividend yield	0.0%	0.0%

Stock Option Activity-During the six months ended June 30, 2011, we granted stock options to purchase 619,000 shares of Class A common stock at a weighted-average exercise price of $41.45 per share, which reflects the fair market value of the shares on the date of grant. The weighted-average fair value of options granted during the six months ended June 30, 2011 and 2010, as determined under the Black-Scholes-Merton valuation model, was $10.57 and $13.93, respectively. These options vest in three equal installments over three years and have a contractual term of five years. Option grants that vested during the six months ended June 30, 2011 and 2010 had a combined fair value of $4.8 million and $5.0 million, respectively.

Information with respect to stock option activity and stock options outstanding for the year ended December 31, 2010 and the six months ended June 30, 2011:

	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value (in thousands)
Shares under option, December 31, 2009	2,718,183	$41.85
Options granted	944,500	$46.50
Options exercised	(391,176)	$35.30	$4,224
Options cancelled and expired	(798,250)	$49.42

Shares under option, December 31, 2010	2,473,257	$42.22	$7,731
Options granted	619,000	$41.45
Options exercised	(220,315)	$30.12	$2,548
Options cancelled and expired	(179,167)	$46.08

Shares under option, June 30, 2011	2,692,775	$42.51	$9,117

The following table summarizes nonvested stock options for the six months ended June 30, 2011:

	Number of Shares	Weighted Average Fair Value
Non-vested stock options at December 31, 2010	1,459,008	$12.77
Options granted	619,000	$10.57
Vested during period	(385,825)	$12.65
Options cancelled (non-vested)	(153,834)	$12.51

Non-vested shares under option, June 30, 2011	1,538,349	$11.95

Information concerning stock options exercisable and stock options expected to vest at June 30, 2011:

	Number of Shares	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Aggregate Intrinsic Value (in thousands)
Stock options exercisable	1,154,426	2.4	$40.21	$5,938
Stock options expected to vest	1,400,186	4.0	$44.35	$2,801

Options exercisable and expected to vest	2,554,612

Unrecognized compensation expense related to outstanding stock options expected to vest as of June 30, 2011 was $12.5 million. The expense is expected to be recognized over a weighted-average period of 1.9 years and will be adjusted for any future changes in estimated forfeitures.

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

Restricted Stock Activity-During the six months ended June 30, 2011, we granted 24,000 shares of restricted stock. The following table summarizes the restricted stock activity for the year ended December 31, 2010 and the six months ended June 30, 2011:

	Number of Shares	Weighted Average Grant Date Fair Value (in thousands)
Nonvested, December 31, 2009	0
Granted	51,000	$2,447
Vested	0
Forfeited	(25,000)	$1,196

Nonvested, December 31, 2010	26,000
Granted	24,000	$1,070
Vested	(19,333)	$695
Forfeited	0

Nonvested, June 30, 2011	30,667

11. Business Segment and Geographic Area Information

We have one reportable segment. We deliver a broad array of information technology and technical services solutions under contracts with the U.S. government, state and local governments and commercial customers. Our federal government customers typically exercise independent contracting authority, and even offices or divisions within an agency or department may directly, or through a prime contractor, use our services as a separate customer so long as that customer has independent decision-making and contracting authority within its organization. Revenues from the U.S. government under prime contracts and subcontracts were approximately 99.1% and 98.7% of our total revenue for the six months ended June 30, 2011 and 2010, respectively. There were no sales to any customers within a single country (except for the United States) where the sales accounted for 10% or more of total revenue. We treat sales to U.S. government customers as sales within the United States regardless of where the services are performed. Substantially all assets of continuing operations were held in the United States for the periods ended June 30, 2011 and December 31, 2010. Revenues by geographic customer and the related percentages of total revenues for the three and six months ended June 30, 2011 and 2010 were as follows (in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2011		2010		2011		2010
United States	$749,981	99.6%	$656,274	99.2%	$1,447,749	99.6%	$1,238,995	99.2%
International	2,692	0.4%	5,337	0.8%	5,788	0.4%	10,173	0.8%

	$752,673	100.0%	$661,611	100.0%	$1,453,537	100.0%	$1,249,168	100.0%

For the three and six months ended June 30, 2011 and 2010, one contract exceeded 10% of our revenue from external customers. The one contract was with the U.S. Army.

	Three Months Ended June 30,				Six Months Ended June 30,
	2011	%	2010	%	2011	%	2010	%
	(dollars in thousands)
Revenues from external customers:
U.S. Army contract	$122,077	16%	$77,830	12%	$205,722	14%	$166,346	13%
All other contracts	630,596	84%	583,781	88%	1,247,815	86%	1,082,822	87%

ManTech Consolidated	$752,673	100%	$661,611	100%	$1,453,537	100%	$1,249,168	100%

For the three and six months ended June 30, 2011, our contract with the U.S. Army exceeded 10% of our operating income. For the three months ended June 30, 2010, there were no contracts that exceeded 10% of our operating income. For the six months ended June 30, 2010, the U.S. Army contract exceeded 10% of our operating income.

	Three Months Ended June 30,				Six Months Ended June 30,
	2011	%	2010	%	2011	%	2010	%
	(dollars in thousands)
Operating Income:
U.S. Army contract	$9,781	17%	$5,321	9%	$17,134	15%	$10,379	10%
All other contracts	49,387	83%	51,208	91%	97,889	85%	91,382	90%

ManTech Consolidated	$59,168	100%	$56,529	100%	$115,023	100%	$101,761	100%

At June 30, 2011 and December 31, 2010, there were no contracts that exceeded 10% of our receivables.

Disclosure items required under ASC 280, Segment Reporting, including interest income, interest expense, depreciation and amortization expense, costs for stock-based compensation programs, certain unallowable costs as determined under Federal Acquisition Regulations and expenditures for segment assets are not applicable as we review those items on a consolidated basis.

12. Sale of Investment

On April 8, 2011, ManTech received approximately $3.2 million in proceeds, with an additional $0.5 million held in escrow to be distributed no later than December 15, 2012, for our investment of less than 5% in NetWitness Corporation (NetWitness). The transaction was consummated on April 1, 2011 pursuant to an agreement and plan of merger dated March 12, 2011 by and among EMC Corporation, NetWitness, and certain persons acting as the representative for the shareholders of NetWitness. The sale of our investment resulted in a pre-tax gain of approximately $3.7 million which was recorded in other income in the Company’s statement of income for the second quarter of 2011.

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

Although forward-looking statements in this Quarterly Report reflect the good faith judgment of management, such statements can only be based on facts and factors currently known by us. Consequently, forward-looking statements are inherently subject to risks and uncertainties, and actual results and outcomes may differ materially from the results and outcomes discussed in or anticipated by the forward-looking statements. We believe that it is important to communicate our future expectations to our investors. However, there may be events in the future that we are not able to predict accurately or control. Factors that could cause actual results to differ materially from the results we anticipate include, but are not limited to, the following:

•	adverse changes in U.S. government spending priorities;

•	failure to retain existing U.S. government contracts, win new contracts or win recompetes;

•	adverse changes in future levels of expenditures for programs we support caused by budgetary pressures facing the federal government;

•	failure to obtain option awards, task orders or funding under contracts;

•	failure to maintain strong relationships with other contractors;

•	adverse changes in our mix of contract types;

•	adverse results of U.S. government audits of our government contracts;

•	risk of contract performance, modification or termination;

•	risks associated with complex U.S. government procurement laws and regulations;

•

risks of financing, such as increases in interest rates and restrictions imposed by our outstanding indebtedness, including the ability to meet financial covenants, and risks related to an ability to obtain new or additional financing;

•	failure to successfully integrate recently acquired companies or businesses into our operations or realize any accretive or synergistic effects from such acquisitions;

•	failure to identify, execute or effectively integrate future acquisitions; and

•	competition.

We urge you not to place undue reliance on these forward-looking statements, which speak only as of the date of this Quarterly Report. These and other risk factors are more fully described and discussed in the section titled “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010 and under Item 1.A. of Part II of our Quarterly Reports on Form 10-Q, and from time to time, in our other filings with the Securities and Exchange Commission (SEC). We undertake no obligation to revise or update any forward-looking statements in order to reflect any event or circumstance that may arise after the date of this Quarterly Report. We also suggest that you carefully review and consider the various disclosures made in this Quarterly Report that attempt to advise interested parties of the risks and factors that may affect our business, financial condition, results of operations and prospects.

Introduction and Overview

With approximately 10,000 employees at various locations throughout the world, ManTech is a leading provider of innovative technologies and solutions for mission-critical national security programs for the intelligence community; the departments of Defense, State, Homeland Security, Energy and Justice, including the Federal Bureau of Investigations (FBI); the space community; the National Oceanic and Atmospheric Administration; and other U.S. federal government customers. Our expertise includes Command, Control, Communications, Computers, Intelligence, Surveillance and Reconnaissance (C4ISR) Lifecycle Support, Cyber Security, Global Logistics Support, Intelligence/Counter-Intelligence Support, Information Technology Modernization & Sustainment, Systems Engineering and Test & Evaluation. We support major missions, such as military readiness, terrorist threat detection, information security and border protection.

We derive revenues primarily from contracts with U.S. government agencies that are focused on national security, and as a result, funding for our programs is generally linked to trends in U.S. government spending in the areas of defense, intelligence, homeland security and other federal government agencies. As it relates to evolving terrorist threats and world events, the U.S. government has continued to increase its overall defense, intelligence and homeland security budgets. However this trend may not continue due to the mounting deficit of the U.S. government and public pressure to reduce U.S. government spending.

We recommend that you read this discussion and analysis in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010, previously filed with the SEC.

Three Months Ended June 30, 2011 Compared to the Three Months Ended June 30, 2010

The following table sets forth certain items from our condensed consolidated statement of income and the relative percentage that certain items of expenses and earnings bear to revenues, as well as the period-to-period change from June 30, 2010 to June 30, 2011.

	Three Months Ended June 30,				Period-to-Period Change
	2011	2010	2011	2010	2010 to 2011
	Dollars		Percentages		Dollars	Percent
	(dollars in thousands)
REVENUES	$752,673	$661,611	100.0%	100.0%	$91,062	13.8%
Cost of services	644,647	562,306	85.6%	85.0%	82,341	14.6%
General and administrative expenses	48,858	42,776	6.5%	6.5%	6,082	14.2%

OPERATING INCOME	59,168	56,529	7.9%	8.5%	2,639	4.7%
Interest expense	(3,979)	(3,598)	0.5%	0.5%	(381)	10.6%
Interest income	59	57	0.0%	0.0%	2	3.5%
Other income (expense), net	3,820	(270)	0.5%	0.0%	4,090	1514.8%

INCOME FROM OPERATIONS BEFORE INCOME TAXES	59,068	52,718	7.9%	8.0%	6,350	12.0%
Provision for income taxes	(22,626)	(20,551)	3.0%	3.1%	(2,075)	10.1%

NET INCOME	$36,442	$32,167	4.9%	4.9%	$4,275	13.3%

Revenues

Revenues increased 13.8% to $752.7 million for the three months ended June 30, 2011, compared to $661.6 million for the same period in 2010. Revenue growth of $64.3 million came from organic growth due to significant wins and expansion on prime positions in our C4ISR Support business, including the Strategic Services Sourcing (S3) contract vehicle. Our recent acquisitions of S&IS, MTCSC and TranTech contributed revenue growth of $31.2 million.

Cost of services

Cost of services increased 14.6% to $644.6 million for the three months ended June 30, 2011, compared to $562.3 million for the same period in 2010. The increase in cost of services is primarily due to our recent acquisitions and continued expansion. As a percentage of revenues, cost of services increased to 85.6% for the three months ended June 30, 2011 as compared to 85.0% for the same period in 2010. Direct labor costs, which include applicable fringe benefits and overhead, increased 12.4% over the same period in 2010 primarily due to growth in staff, as well as our acquisitions. As a percentage of revenue, direct labor costs decreased to 34.0% for the three months ended June 30, 2011, compared to 34.4% for the same period in 2010. Other direct costs, which include subcontractors and third party equipment and materials used in the performance of our contracts, increased by 16.2% over the same period in 2010. The increase in other direct costs was primarily due to subcontractor costs. As a percentage of revenues, other direct costs increased from 50.6% for the three months ended June 30, 2010 to 51.6% for the same period in 2011.

General and administrative expenses

General and administrative expenses increased 14.2% to $48.9 million for the three months ended June 30, 2011, compared to $42.8 million for the same period in 2010. The increase is primarily due to our recent acquisitions, higher bid and proposal expenses driven by a few large proposals, higher expenses for non-recurring legal services related to a case in which the Company is the plaintiff, as well as lower stock-based compensation expenses in the prior year due to higher forfeiture estimates resulting from the resignation of the Company’s former Chief Operating Officer. As a percentage of revenues, general and administrative expenses remained constant at 6.5% for the three months ended June 30, 2011 and 2010, respectively.

Interest expense

Interest expense increased to $4.0 million for the three months ended June 30, 2011, compared to $3.6 million for the same period in 2010. We incurred $3.7 million of interest expense for the three months ended June 30, 2011 related to our 7.25% senior unsecured notes issued in April 2010. We had no borrowings under our credit facility in 2011. For the three months ended June 30, 2010, our average credit facility balance was $13.1 million with a related weighted average interest rate of 0.48%.

Other income (expense), net

Other income increased to $3.8 million for the three months ended June 30, 2011, compared to an expense of $0.3 million for the same period in 2010. The increase is primarily due to the sale of the NetWitness investment, which resulted in a gain of $3.7 million.

Provision for income taxes

The provision for income taxes increased to $22.6 million for the three months ended June 30, 2011, compared to $20.6 million for the same period in 2010. Our effective tax rates were 38.3% and 39.0% for the three months ended June 30, 2011 and 2010, respectively. The decrease in the rate is due to a corporate deduction for dividends paid to the Employee Stock Ownership Plan and deductible gains within our deferred compensation plan.

Net income

Net income increased 13.3% to $36.4 million for the three months ended June 30, 2011, compared to $32.2 million for the same period in 2010. The increase in net income was due to higher revenues, which are primarily driven by our continued expansion, recent acquisitions and sale of an investment.

Six Months Ended June 30, 2011 Compared to the Six Months Ended June 30, 2010

The following table sets forth certain items from our condensed consolidated statement of income and the relative percentage that certain items of expenses and earnings bear to revenue, as well as the period-to-period change from June 30, 2011 to June 30, 2010.

	Six Months Ended June 30,				Period-to-Period Change
	2011	2010	2011	2010	2010 to 2011
	Dollars		Percentages		Dollars	Percent
	(dollars in thousands)
REVENUES	$1,453,537	$1,249,168	100.0%	100.0%	$204,369	16.4%
Cost of services	1,244,414	1,061,872	85.6%	85.0%	182,542	17.2%
General and administrative expenses	94,100	85,535	6.5%	6.8%	8,565	10.0%

OPERATING INCOME	115,023	101,761	7.9%	8.2%	13,262	13.0%
Interest expense	(7,949)	(4,595)	0.6%	0.4%	(3,354)	73.0%
Interest income	123	185	0.0%	0.0%	(62)	-33.5%
Other income (expense), net	3,916	(332)	0.3%	0.0%	4,248	1279.5%

INCOME FROM OPERATIONS BEFORE INCOME TAXES	111,113	97,019	7.6%	7.8%	14,094	14.5%
Provision for income taxes	(42,768)	(37,311)	2.9%	3.0%	(5,457)	14.6%

NET INCOME	$68,345	$59,708	4.7%	4.8%	$8,637	14.5%

Revenues

Revenues increased 16.4% to $1,453.5 million for the six months ended June 30, 2011, compared to $1,249.2 million for the same period in 2010. Revenue growth of $151.0 million came from organic growth due to significant wins and expansion on prime positions in our C4ISR Support business, including the S3 contract vehicle. Our recent acquisitions of S&IS, MTCSC and TranTech contributed revenue growth of $64.7 million. These increases were partially offset by a decrease in procurement of materials on some of our contracts for global logistics services.

We expect the growth in revenues to continue for the remainder of 2011 as a result of our recent acquisitions and continued expansion. However, we recognize that the government has expressed its intention to decrease its budgets related to professional and technical services contracts in the coming years.

Cost of services

Cost of services increased 17.2% to $1,244.4 million for the six months ended June 30, 2011, compared to $1,061.9 million for the same period in 2010. The increase in cost of services is primarily due to our recent acquisitions and continued expansion. As a percentage of revenues, cost of services increased to 85.6% for the six months ended June 30, 2011 as compared to 85.0% for the same period in 2010. Direct labor costs, which includes applicable fringe benefits and overhead, increased by 16.9% over the same period in 2010 primarily due to growth in staff, as well as our acquisitions. As a percentage of revenues, direct labor costs increased to 35.4% for the six months ended June 30, 2011, compared to 35.2% for the same period in 2010. Other direct costs, which include subcontractors and third party equipment and materials used in the performance of our contracts, increased by 17.4% over the same period in 2010. As a percentage of revenues, other direct costs increased from 49.8% for the six months ended June 30, 2010 to 50.2% for the same period in 2011. We expect cost of services to increase, consistent with revenue, for the remainder of fiscal year 2011.

General and administrative expenses

General and administrative expenses increased 10.0% to $94.1 million for the six months ended June 30, 2011, compared to $85.5 million for the same period in 2010. The increase is primarily due to our recent acquisitions, higher bid and proposal expenses driven by a few large proposals, higher expenses for non-recurring legal services related to a case in which the Company is the plaintiff, as well as lower stock-based compensation expenses in the prior year due to higher forfeiture estimates resulting from the resignation of the Company’s former Chief Operating Officer. As a percentage of revenues, general and administrative expenses decreased to 6.5% from 6.8% for the six months ended June 30, 2011 and 2010, respectively due to leveraging of our general and administrative expense over a larger base. We expect general and administrative expenses, as a percentage of revenues, to continue to decline as we complete the integration of the back office functions from our recent acquisitions and revenues continue to grow.

Interest expense

Interest expense increased to $7.9 million for the six months ended June 30, 2011, compared to $4.6 million for the same period in 2010. We incurred $7.5 million of interest expense related to our 7.25% senior unsecured notes issued in April 2010. We had no borrowings under our credit facility in 2011. For the six months ended June 30, 2010, our average credit facility balance was $77.1 million with a related weighted average interest rate of 1.22%.

Other income (expense), net

Other income increased to $3.9 million for the six months ended June 30, 2011, compared to other expense of $0.3 million for the same period in 2010. The increase is primarily due to the sale of the NetWitness investment, which resulted in a gain of $3.7 million.

Provision for income taxes

The provision for income taxes increased to $42.8 million for the six months ended June 30, 2011, compared to $37.3 million for the same period in 2010. Our effective income tax rate was 38.5% for both the six months ended June 30, 2011 and 2010.

Net income

Net income increased 14.5% to $68.3 million for the six months ended June 30, 2011, compared to $59.7 million for the same period in 2010. The increase in net income was due to higher revenues, which are primarily driven by our continued expansion and recent acquisitions.

Backlog

At June 30, 2011 and December 31, 2010, our backlog was $4.1 billion and $4.9 billion, respectively, of which $1.5 billion and $1.6 billion, respectively, was funded backlog. Contract awards were limited by delays in the U.S. federal government appropriation process which impacted bookings. Since the final resolution of the 2011 fiscal year appropriation in April, government customers have significantly increased the volume of proposal requests, which could lead to substantial award activity in the third and fourth quarters. Backlog represents estimates that we calculate on a consistent basis. For additional information on how we compute backlog, see our annual report on Form 10-K for the fiscal year ended December 31, 2010, previously filed with the SEC.

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

In addition, inflation or inflationary concerns could prompt the Federal Reserve to begin increasing the Federal Funds Rate. As one of the borrowing rates in our credit facility is tied to Federal Funds Rate, increases in this rate, given similar levels of debt, could lead to higher interest expense.

Liquidity and Capital Resources

Historically, our primary liquidity needs are the financing of acquisitions, working capital and capital expenditures. Our primary source of liquidity is cash provided by operations and our revolving credit facility. At June 30, 2011, we had $0 outstanding under our credit facility. At June 30, 2011, we were contingently liable under letters of credit totaling $1.3 million, which reduces our ability to borrow under our credit facility. The maximum available borrowing under our credit facility at June 30, 2011 was $348.7 million.

Generally, cash provided by operating activities is adequate to fund our operations. Due to fluctuations in our cash flows and the growth in our operations, it is necessary from time to time to increase borrowings under our credit facility to meet cash demands.

Cash flows from operating activities

	Six Months Ended June 30,
(in thousands)	2011	2010
Net cash flow from operating activities	$186,728	$112,749

Our operating cash flow is primarily affected by the overall profitability of our contracts, our ability to invoice and collect from our clients in a timely manner and our ability to manage our vendor payments. We bill most of our customers monthly after services are rendered. Increased cash flow from operations during the six months ended June 30, 2011 compared to the same period in 2010 was due to increased billings in excess of revenues earned, our ability to manage our vendor payments and the timing of accrued salaries. Our accounts receivable days sales outstanding (DSO) ratio was 65 and 63 for the periods ended June 30, 2011 and 2010, respectively.

Cash flows from investing activities

	Six Months Ended June 30,
(in thousands)	2011	2010
Net cash flow from investing activities	($56,283)	($241,233)

Our cash flow from investing activities consists primarily of business acquisitions, expenditures for equipment, leasehold improvements and software. Cash outflows during the six months ended June 30, 2011 were due to capital expenditures of $39.2 million primarily related to a mobile telecommunication network build out that will be used on one of our contracts and the acquisition of TranTech for $20.2 million net, partially offset by $3.2 million in cash proceeds from the sale of an investment. Cash outflows during the six months ended June 30, 2010 were primarily due to the acquisition of STI on January 15, 2010 for approximately $236.1 million.

Cash flows from financing activities

	Six Months Ended June 30,
(in thousands)	2011	2010
Net cash flow from financing activities	($8,324)	$204,568

Cash outflow from financing activities during the six months ended June 30, 2011 resulted primarily from the dividend paid for $15.4 million, offset by the proceeds from the exercise of stock options for $6.9 million. Cash flow from financing during the six months ended June 30, 2010 resulted primarily from the issuance of 7.25% senior unsecured notes for $200.0 million and the proceeds from the exercise of stock options, offset by debt issuance costs.

Capital Resources

We believe the capital resources available to us under our credit agreement, with up to $350.0 million in loan commitments, and cash from our operations are adequate to fund our ongoing operations and to support the internal growth we expect to achieve for at least the next twelve months. We anticipate financing our external growth from acquisitions and our longer-term internal growth through one or more of the following sources: cash from operations, use of the existing revolving facility, additional senior unsecured notes, additional borrowings or issuances of equity. At June 30, 2011, we had $0 outstanding under our credit facility.

Short-term Borrowings

From time-to-time, we borrow funds against our revolving credit facility for working capital requirements and funding of operations as well as acquisitions. Borrowings under our revolving credit facility bear interest at one of the following rates as selected by the Company: a LIBOR-based plus market-rate spreads that are determined based on the Company’s leverage ratio calculation (1.625% to 2.5%), or the lender’s base rate (plus spreads of 0.75% up to 1.5%). In April 2010, we used the proceeds from the issuance of the 7.25% senior unsecured notes to repay all outstanding borrowings under our revolving credit facility. Since then, we have not drawn any funds against the revolving credit facility. In the next twelve months we may use, as needed, our revolving credit facility or additional sources of borrowings in order to fund our ongoing operations and support our internal and external growth.

The following table summarized the activity under our revolving credit facility for the six months ended June 30, 2011 and 2010 (in thousands):

	Six months ended June 30,
	2011	2010
Borrowing under revolving credit facility	$0	$287,700
Repayment of borrowings under revolving credit facility	$0	($287,700)

Cash Management

To the extent possible, we invest our available cash in short-term, investment grade securities in accordance with our investment policy. Under our investment policy, we manage our investments in accordance with the priorities of maintaining the safety of our principal, maintaining the liquidity of our investments, maximizing the yield on our investments and investing our cash to the fullest extent possible. Our investment policy provides that no investment security can have a final maturity that exceeds six months, that the weighted average maturity of the portfolio cannot exceed 60 days.

Dividend

In May 2011, our Board of Directors approved the initiation of a regular cash dividend program. On May 16, 2011, our Board of Directors declared an initial dividend payment in the amount of $0.42 per share on all issued and outstanding shares of common stock. As a result, dividends in the amount of $15.4 million were paid to our stockholders on June 15, 2011.

We expect to pay dividends semi-annually, in June and December of each year; however, all future declarations of dividends will be subject to the approval of our Board of Directors.

Critical Accounting Estimates and Policies

Critical accounting policies are defined as those that are reflective of significant judgments and uncertainties, and potentially result in materially different results under different assumptions and conditions. Application of these policies is particularly important to the portrayal of our financial condition and results of operations. The discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these condensed consolidated financial statements requires management to make estimates and judgments that affect the reported amount of assets, liabilities, revenues and expenses. Actual results may differ from these estimates under different assumptions or conditions. Our significant accounting policies, including the critical accounting policies and practices listed below, are more fully described and discussed in the notes to consolidated financial statements for the fiscal year 2010 included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010, filed with the SEC on February 25, 2011.

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

We review goodwill at least annually for impairment. We have elected to perform this review during the second quarter of each calendar year. No adjustments were necessary as a result of this review during the quarter ended June 30, 2011.

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

Due to the many variables inherent in the estimation of a reporting unit’s fair value and the relative size of the Company’s recorded goodwill, differences in assumption may have a material effect on the results of the Company’s impairment analysis.

Accounting Standard Updates

Accounting Standards Updates issued but not yet effective are not expected to have a material effect on the Company’s financial statements.

Item 3.	Quantitative and Qualitative Disclosure about Market Risks

Our exposure to market risks relates to changes in interest rates for borrowing under our revolving credit facility. At June 30, 2011, we had no outstanding balance on our revolving credit facility. Borrowings under our revolving credit facility bear interest at variable rates. A hypothetical 10% increase in interest rates would increase our annual interest expense for the six months ended June 30, 2011, by $0.

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

As of June 30, 2011, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), management evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 of the Exchange Act. Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level described above.

There were no changes in our internal control over financial reporting during the Company’s last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

We are subject to certain legal proceedings, government audits, investigations, claims and disputes that arise in the ordinary course of our business. Like most large government defense contractors, our contract costs are audited and reviewed on a continual basis by an in-house staff of auditors from the Defense Contract Auditing Agency. In addition to these routine audits, we are subject from time to time to audits and investigations by other agencies of the federal government. These audits and investigations are conducted to determine if our performance and administration of our government contracts are compliant with contractual requirements and applicable federal statutes and regulations. An audit or investigation may result in a finding that our performance, systems and administration are compliant or, alternatively, may result in the government initiating proceedings against us or our employees, including administrative proceedings seeking repayment of monies, suspension and/or debarment from doing business with the federal government or a particular agency, or civil or criminal proceedings seeking penalties and/or fines. Audits and investigations conducted by the federal government frequently span several years.

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

See “Item 1.A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2010 for a detailed discussion of risk factors affecting ManTech. As of the date of filing this Quarterly Report on Form 10-Q, we have added to those previously reported risk factors as follows:

We may change our dividend policy in the future.

In May 2011, we announced that our Board of Directors had declared an initial semi-annual cash dividend of $0.42 per share of common stock. We currently anticipate paying semi-annual dividends in June and December of each year. Any future payment of dividends, however, will be at the discretion of our Board of Directors and will depend upon our earnings, liquidity, financial condition, and such other factors as our Board of Directors considers relevant. A change in our dividend policy could have an adverse effect on the market price of our common stock.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a)	None.

(b)	None.

(c)	Purchase of Equity Securities

The following table provides information on a monthly basis for the six months ended June 30, 2011, with respect to the Company’s purchase of equity securities:

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased Under the Plans or Programs
January 1 to January 28, 2011	0	$0.00	0	0
January 29 to February 25, 2011	0	$0.00	0	0
February 26 to March 31, 2011	1,073	$41.45	0	0
April 1 to June 30, 2011	0	$0.00	0	0

(1)

As allowed under the terms of our 2006 Management Incentive Plan, ManTech accepted shares of its common stock in the quarter ended March 31, 2011 from employees for tax withholdings in connection with the vesting of restricted stock. Such shares of common stock are stated at cost and held as treasury shares to be used for general corporate purposes.

Item 6.	Exhibits

Exhibits required by Item 601 of Regulation S-K:

Exhibit	Description of Exhibit

10.1	Second Amendment to the Credit Agreement, dated May 12, 2011, by and among the registrant and a syndicate of lenders, including Bank of America, N.A., acting as administrative agent for the lenders (incorporated herein by reference from the registrant’s Current Report on Form 8-K filed with the SEC on May 16, 2011).

10.2*	Management Incentive Plan of ManTech International Corporation 2011 Restatement (incorporated herein by reference from registrant’s Current Report on Form 8-K filed with the SEC on May 16, 2011).

12.1‡	Ratio of Earnings to Fixed Charges

31.1‡	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2‡	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32‡	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended.

101	The following materials from ManTech International Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at June 30, 2011 and December 31, 2010; (ii) Condensed Consolidated Statements of Income for the Three and Six Months Ended June 30, 2011 and 2010; (iii) Condensed Consolidated Statements of Comprehensive Income for the Three and Six Months Ended June 30, 2011 and 2010; (iv) Condensed Consolidated Statements of Cash Flows for the Six Months ended June 30, 2011 and 2010; and (v) Notes to Condensed Consolidated Financial Statements.**

*	Management contract or compensatory plan or arrangement.
‡	Filed Herewith.
**	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MANTECH INTERNATIONAL CORPORATION

Date: July 29, 2011	By:	/s/ GEORGE J. PEDERSEN
	Name:	George J. Pedersen
	Title:	Chairman of the Board of Directors and Chief Executive Officer

Date: July 29, 2011	By:	/s/ KEVIN M. PHILLIPS
	Name:	Kevin M. Phillips
	Title:	Chief Financial Officer