Form 10-Q
period 2011-09-30
MANTECH INTERNATIONAL CORP
filed 2011-11-04
CIK 892537

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

or

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

As of October 31, 2011 there were outstanding 23,611,868 shares of our Class A common stock and 13,192,845 shares of our Class B common stock.

MANTECH INTERNATIONAL CORPORATION

FORM 10-Q

FOR THE QUARTER ENDED September 30, 2011

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

MANTECH INTERNATIONAL CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In Thousands Except Share Amounts)

	(unaudited)
	September 30, 2011	December 31, 2010
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$181,894	$84,829
Receivables—net	541,133	528,765
Prepaid expenses and other	21,575	16,642

Total Current Assets	744,602	630,236

Property and equipment—net	65,828	27,086
Goodwill	747,000	729,558
Other intangibles—net	163,361	168,487
Employee supplemental savings plan assets	22,658	24,415
Other assets	10,369	10,695

TOTAL ASSETS	$1,753,818	$1,590,477

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$272,722	$272,047
Accrued salaries and related expenses	82,760	64,575
Billings in excess of revenue earned	55,587	11,118

Total Current Liabilities	411,069	347,740

Long-term debt	200,000	200,000
Accrued retirement	24,003	25,789
Other long-term liabilities	7,493	7,495
Deferred income taxes—non-current	42,880	43,110

TOTAL LIABILITIES	685,445	624,134

COMMITMENTS AND CONTINGENCIES	—	—

STOCKHOLDERS’ EQUITY:
Common stock, Class A—$0.01 par value; 150,000,000 shares authorized; 23,801,419 and 23,396,549 shares issued at September 30, 2011 and December 31, 2010; 23,557,306 and 23,153,509 shares outstanding at September 30, 2011 and December 31, 2010	238	234
Common stock, Class B—$0.01 par value; 50,000,000 shares authorized; 13,192,845 and 13,275,345 shares issued and outstanding at September 30, 2011 and December 31, 2010	132	133
Additional paid-in capital	402,032	385,407
Treasury stock, 244,113 and 243,040 shares at cost at September 30, 2011 and December 31, 2010	(9,158)	(9,114)
Retained earnings	677,256	589,838
Accumulated other comprehensive loss	(203)	(155)
Unearned Employee Stock Ownership Plan shares	(1,924)	0

TOTAL STOCKHOLDERS’ EQUITY	1,068,373	966,343

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,753,818	$1,590,477

See notes to condensed consolidated financial statements.

MANTECH INTERNATIONAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In Thousands Except Per Share Amounts)

	(unaudited)		(unaudited)
	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010

REVENUES	$734,607	$656,954	$2,188,144	$1,906,122
Cost of services	629,181	555,318	1,873,595	1,617,190
General and administrative expenses	46,918	47,121	141,018	132,656

OPERATING INCOME	58,508	54,515	173,531	156,276
Interest expense	(3,857)	(3,970)	(11,806)	(8,565)
Interest income	107	51	230	236
Other income (expense), net	(20)	64	3,896	(268)

INCOME FROM OPERATIONS BEFORE INCOME TAXES	54,738	50,660	165,851	147,679
Provision for income taxes	(20,252)	(19,284)	(63,020)	(56,595)

NET INCOME	$34,486	$31,376	$102,831	$91,084

BASIC EARNINGS PER SHARE:
Class A basic earnings per share	$0.94	$0.86	$2.81	$2.52

Weighted average common shares outstanding	23,513	23,010	23,360	22,768

Class B basic earnings per share	$0.94	$0.86	$2.81	$2.52

Weighted average common shares outstanding	13,193	13,276	13,246	13,398

DILUTED EARNINGS PER SHARE:
Class A diluted earnings per share	$0.94	$0.86	$2.80	$2.50

Weighted average common shares outstanding	23,607	23,171	23,493	23,004

Class B diluted earnings per share	$0.94	$0.86	$2.80	$2.50

Weighted average common shares outstanding	13,193	13,276	13,246	13,398

See notes to condensed consolidated financial statements.

MANTECH INTERNATIONAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In Thousands)

	(unaudited)		(unaudited)
	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
NET INCOME	$34,486	$31,376	$102,831	$91,084

OTHER COMPREHENSIVE INCOME (LOSS):
Translation adjustment, net of tax	(17)	(18)	(48)	(50)
Actuarial gain (loss) on defined benefit pension plans, net of tax	0	0	0	14

Total other comprehensive income (loss)	(17)	(18)	(48)	(36)

COMPREHENSIVE INCOME	$34,469	$31,358	$102,783	$91,048

See notes to condensed consolidated financial statements.

MANTECH INTERNATIONAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

	(unaudited)
	Nine months ended September 30,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$102,831	$91,084
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation	6,813	5,371
Excess tax benefits from the exercise of stock options	(244)	(519)
Gain on sale of investments	(3,745)	0
Deferred income taxes	(10,245)	743
Depreciation and amortization	28,700	21,416
Change in assets and liabilities—net of effects from acquired businesses:
Receivables—net	(9,471)	(34,355)
Prepaid expenses and other	4,351	(518)
Accounts payable and accrued expenses	(2,605)	5,787
Accrued salaries and related expenses	17,079	12,042
Billings in excess of revenue earned	44,469	1,252
Accrued retirement	(1,786)	1,163
Other	1,975	(1,374)

Net cash flow from operating activities	178,122	102,092

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(51,372)	(4,599)
Investment in capitalized software for internal use	(5,105)	(2,628)
Proceeds from sale of investments	3,255	0
Acquisition of businesses—net of cash acquired	(20,300)	(236,052)

Net cash flow from investing activities	(73,522)	(243,279)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	7,665	11,535
Excess tax benefits from the exercise of stock options	244	519
Dividends paid	(15,400)	0
Treasury stock acquired	(44)	0
Issuance of senior unsecured notes	0	200,000
Debt issuance costs	0	(4,920)

Net cash flow from financing activities	(7,535)	207,134

NET CHANGE IN CASH AND CASH EQUIVALENTS	97,065	65,947
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	84,829	86,190

CASH AND CASH EQUIVALENTS, END OF PERIOD	$181,894	$152,137

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for income taxes	$66,068	$54,430

Cash paid for interest	$7,798	$1,399

Noncash financing activities:
Employee Stock Ownership Plan Contributions	$2,422	$734

See notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2011

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

TranTech provides information technology, networking and cyber security services to the federal government. At February 11, 2011, TranTech had 57 employees. The acquisition allows us to continue extending our presence in the defense, security and intelligence communities, and to offer comprehensive solutions through a prime position on the Defense Information Systems Agency ENCORE II contract.

ManTech funded the acquisition with cash on hand. The purchase price of $21.5 million was allocated to the underlying assets and liabilities based on their fair values at the date of acquisition. Total assets were $23.8 million, including goodwill and intangible assets recognized in connection with the acquisition, and total liabilities were $2.3 million. Included in total assets were $5.0 million in acquired intangible assets. We recorded goodwill of $14.6 million, which will be deductible for tax purposes over 15 years, assuming adequate levels of taxable income.

MTCSC, Inc.-On December 23, 2010, we completed the acquisition of MTCSC, Inc. (MTCSC). The results of MTCSC’s operations have been included in our consolidated financial statements since that date. The acquisition was consummated pursuant to a stock purchase agreement (MTCSC Purchase Agreement) dated November 19, 2010, by and among ManTech International Corporation and MTCSC.

MTCSC provides C4ISR systems, integration, and cyber security network engineering solutions to U.S. government customers. At December 23, 2010, MTCSC had 366 employees of which approximately 90% held security clearances. The acquisition allows us to expand our work and direct support to the United States Marine Corps.

ManTech funded the acquisition with cash on hand. The purchase price was $76.7 million. The MTCSC Purchase Agreement did not contain provisions for contingent consideration. Pursuant to the MTCSC Purchase Agreement, $11.3 million was placed into an escrow account to satisfy potential indemnification liabilities of the stockholders of MTCSC. The escrow period will expire 18 months after the purchase closing date. As of September 30, 2011, there was $11.3 million that continued to be held in the escrow account.

The purchase price was allocated to the underlying assets and liabilities based on their fair values at the date of acquisition. Total assets were $94.8 million, including goodwill and intangible assets recognized in connection with the acquisition, and total liabilities were $18.0 million. Included in total assets were $8.7 million in acquired intangible assets. We recorded $60.1 million in goodwill, which will not be deductible for tax purposes. Recognition of goodwill is largely attributed to the highly skilled employees and the value paid for companies supporting high-end defense, intelligence and homeland security market.

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

S&IS provides integrated security solutions to the Department of Defense and the intelligence community. At October 8, 2010, S&IS had 370 employees of which approximately 93% held security clearances. The majority of these employees were hired by ManTech as part of the acquisition. The acquisition is consistent with ManTech’s long-term strategy to extend our presence in the defense and intelligence market, allowing us to offer comprehensive solutions for the full range of security threats from physical through cyber.

ManTech funded the acquisition with cash on hand. The purchase price was $60.0 million. The S&IS Purchase Agreement did not contain provisions for contingent consideration. Pursuant to the S&IS Purchase Agreement, $1.0 million was placed into an escrow account to satisfy potential indemnification obligations of QNA. The escrow claim period expired 6 months after the purchase closing date. As of September 30, 2011, there was $0.4 million that continued to be held in the escrow account by mutual consent of the parties pending resolution of potential indemnification claims.

For the nine months ended September 30, 2010, the Company incurred $0.4 million of acquisition related expenses. These expenses are included in general and administrative expense in the Company’s statement of income.

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

STI provides mission-critical systems engineering and C4ISR services and solutions to the Department of Defense. STI’s largest customer was the U.S. Army through its prime position on the Strategic Services Sourcing (S3) Indefinite Delivery/Indefinite Quantity contract. At January 15, 2010, STI had 252 employees of which nearly 100% held security clearances. The acquisition of STI is consistent with our long-term strategy to broaden our footprint in the high-end defense and intelligence market, allowing us to expand our work with the Department of Defense and our direct support of the U.S. Army as it continues its overseas operations.

ManTech funded the acquisition through a combination of cash on hand and borrowings under our senior credit facility. The purchase price was $241.4 million, which included a favorable $0.6 million working capital adjustment. The STI Purchase Agreement did not contain provisions for contingent consideration.

For the nine months ended September 30, 2010, the Company incurred $0.2 million of acquisition related expenses. These expenses are included in general and administrative expense in the Company’s statement of income.

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

Pro Forma Financial Information-The following unaudited pro forma summary presents consolidated information of the Company as if the TranTech, MTCSC, S&IS and STI acquisitions had occurred on January 1, 2010. The pro forma financial information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisitions and related borrowings had occurred on January 1, 2010. The amounts have been calculated after applying the Company’s accounting policies and adjusting the results of TranTech, MTCSC, S&IS and STI to reflect the additional amortization expense resulting from recognizing intangible assets, the interest expense effect of the financing necessary to complete the acquisitions and the consequential tax effects (in thousands).

	Nine months ended September 30,
	2011	2010
Revenues	$2,189,747	$2,034,475
Net income	$103,499	$95,188

4. Earnings Per Share

Under ASC 260, Earnings per Share, the two-class method is an earnings allocation formula that determines earnings per share for each class of common stock according to dividends declared (or accumulated) and participation rights in undistributed earnings. Under that method, basic and diluted earnings per share data are presented for each class of common stock.

In applying the two-class method, we determined that undistributed earnings should be allocated equally on a per share basis between Class A and Class B common stock. Under the Company’s Certificate of Incorporation, the holders of the common stock are entitled to participate ratably, on a share-for-share basis as if all shares of common stock were of a single class, in such dividends as may be declared by the Board of Directors. During the second quarter of 2011, we declared and paid a dividend of $0.42 per share on both classes of common stock. This was the first dividend declared since the Company’s initial public offering in 2002.

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

The weighted average number of common shares outstanding is computed as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Numerator for net income per Class A and Class B common stock:
Distributed earnings	$0	$0	$15,413	$0
Undistributed earnings	34,486	31,376	87,418	91,084

Net income	$34,486	$31,376	$102,831	$91,084

Numerator for basic net income Class A common stock	$22,091	$19,896	$65,621	$57,340
Numerator for basic net income Class B common stock	$12,395	$11,480	$37,210	$33,744

Numerator for diluted net income Class A common stock	$22,123	$19,947	$65,755	$57,559
Numerator for diluted net income Class B common stock	$12,363	$11,429	$37,076	$33,525

Basic weighted average common shares outstanding
Class A common stock	23,513	23,010	23,360	22,768
Class B common stock	13,193	13,276	13,246	13,398

Effect of potential exercise of stock options
Class A common stock	94	161	133	236
Class B common stock	0	0	0	0

Diluted weighted average common shares outstanding - Class A	23,607	23,171	23,493	23,004

Diluted weighted average common shares outstanding - Class B	13,193	13,276	13,246	13,398

For the three months ended September 30, 2011 and 2010, options to purchase 2.3 million and 2.0 million shares, respectively, were outstanding but not included in the computation of diluted earnings per share because the options’ effect would have been anti-dilutive. For the nine months ended September 30, 2011 and 2010, options to purchase 2.1 million and 2.2 million shares, respectively, were outstanding but not included in the computation of diluted earnings per share because the options’ effect would have been anti-dilutive. For the nine months ended September 30, 2011 and 2010, shares issued from the exercise of stock options were 0.2 million and 0.3 million, respectively.

5. Receivables

We deliver a broad array of information technology and technical services solutions under contracts with the U.S. government, state and local governments and commercial customers. The components of contract receivables are as follows (in thousands):

	September 30, 2011	December 31, 2010
Billed receivables	$432,937	$411,018
Unbilled receivables:
Amounts billable	105,233	103,752
Revenues recorded in excess of funding	7,273	16,508
Retainage	5,683	6,433
Allowance for doubtful accounts	(9,993)	(8,946)

Total receivables—net	$541,133	$528,765

Amounts billable consist principally of amounts to be billed within the next month. Revenues recorded in excess of funding are billable upon receipt of contractual amendments or other modifications. The retainage is billable upon completion of the contract performance and approval of final indirect expense rates by the government. Accounts receivable at September 30, 2011, are expected to be substantially collected within one year except for approximately $2.1 million, of which amount 91.9% is related to receivables from sales to the U.S. government. The remainder is related to receivables from contracts in which we acted as a subcontractor to other contractors.

The Company does not believe it has significant exposure to credit risk as accounts receivable and the related unbilled amounts are primarily due from the U.S. government. The allowance for doubtful accounts represents the Company’s exposure to compliance, contractual issues and bad debt related to prime contractors.

6. Property and Equipment

Major classes of property and equipment are summarized as follows (in thousands):

	September 30, 2011	December 31, 2010
Furniture and equipment	$86,596	$39,271
Leasehold improvements	23,937	21,948

	110,533	61,219
Less: Accumulated depreciation and amortization	(44,705)	(34,133)

Total property and equipment—net	$65,828	$27,086

7. Goodwill and Other Intangibles

Under ASC 350, Intangibles - Goodwill and Other, goodwill is to be reviewed at least annually for impairment. We have elected to perform this review annually during the second quarter each calendar year. The 2011 annual review indicated no impairment and therefore resulted in no adjustment in goodwill.

The changes in the carrying amounts of goodwill during the year ended December 31, 2010 and the period ended September 30, 2011 are as follows (in thousands):

Goodwill Balance
Net amount at December 31, 2009	$488,217
Acquisition-STI	143,772
Acquisition-S&IS	40,169
Acquisition-MTCSC	57,400

Net amount at December 31, 2010	$729,558
Additional consideration for the acquisition of S&IS	148
Additional consideration for the acquisition of MTCSC	2,693
Acquisition-TranTech	14,601

Net amount at September 30, 2011	$747,000

Other intangible assets consisted of the following (in thousands):

	September 30, 2011			December 31, 2010
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized intangible assets:
Contract and program intangibles	$224,382	$71,170	$153,212	$219,382	$57,754	$161,628
Capitalized software cost for sale	3,729	3,729	0	3,729	3,729	0
Capitalized software cost for internal use	26,625	16,509	10,116	21,400	14,578	6,822
Other	58	25	33	58	21	37

Total other intangibles—net	$254,794	$91,433	$163,361	$244,569	$76,082	$168,487

Aggregate amortization expense relating to intangible assets for the three months ended September 30, 2011 and 2010 was $5.2 million and $5.9 million, respectively. Aggregate amortization expense relating to intangible assets for the nine months ended September 30, 2011 and 2010 was $15.5 million and $17.3 million, respectively. We estimate that we will have the following amortization expense for the future periods indicated below (in thousands):

For the remaining three months ending December 31, 2011	$4,979
Year ending:
December 31, 2012	$18,125
December 31, 2013	$16,274
December 31, 2014	$14,445
December 31, 2015	$12,845
December 31, 2016	$10,957

8. Long-term Debt

Long-term debt consisted of the following (in thousands):

	September 30, 2011	December 31, 2010
Revolving credit facility	$0	$0
7.25% senior unsecured notes	200,000	200,000

Total long-term debt	$200,000	$200,000

Revolving Credit Facility-Through October 11, 2011, we maintained a revolving credit agreement with a syndicate of lenders led by Bank of America, N.A, as administrative agent. The credit agreement provided for a revolving credit facility of up to $350.0 million in loan commitments, with a $25.0 million letter of credit sublimit and a $30.0 million swing line loan sublimit. The maturity date for the credit agreement was April 30, 2012.

Borrowings under the credit agreement were collateralized by our assets and bore interest at one of the following rates as selected by the Company at the time of borrowing: a London Interbank Offer Rate (LIBOR) based rate plus market-rate spreads that are determined based on the Company’s leverage ratio calculation (1.625% to 2.5%), or the lender’s base rate (plus spreads of 0.75% up to 1.5%), which is the highest of the Prime Rate, the sum of 0.5% plus the Federal Funds Rate, and, except during a Eurodollar Unavailability Period, 1.00% plus the Eurodollar Rate.

The terms of the credit agreement permitted prepayment and termination of the loan commitments at any time, subject to certain conditions. The credit agreement required the Company to comply with specified financial covenants, including the maintenance of a certain leverage ratio and fixed charge coverage ratio. The credit agreement also contained various covenants, including affirmative covenants with respect to certain reporting requirements and maintaining certain business activities, and negative covenants that, among other things, might have limited our ability to incur liens, incur additional indebtedness, make investments, make acquisitions, make restricted payments and undertake certain additional actions. As of September 30, 2011, we were in compliance with our financial covenants under the credit agreement.

We had no outstanding balance on our credit facility at September 30, 2011 and December 31, 2010. The maximum additional available borrowing under the credit facility at September 30, 2011 was $348.8 million. As of September 30, 2011, we were contingently liable under letters of credit totaling $1.2 million, which reduced our availability to borrow under our credit facility.

The following table summarizes the activity under our revolving credit facility for the nine months ended September 30, 2011 and 2010:

	For the nine months ended September 30,
	2011	2010
Borrowings under revolving credit facility	$0	$287,700
Repayment of borrowings under revolving credit facility	$0	($287,700)

New Revolving Credit Facility-On October 12, 2011, we entered into a new Credit Agreement with a syndicate of lenders led by Bank of America, N.A., as Administrative Agent. See Note 13 for additional information.

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

The 7.25% senior unsecured notes mature on April 15, 2018 with interest payable semi-annually starting on October 15, 2010. The 7.25% senior unsecured notes were issued at 100% of the aggregate principal amount and are effectively subordinate to the Company’s existing and future senior secured debt (to the extent of the value of the assets securing such debt), including debt outstanding under our revolving credit facility. The 7.25% senior unsecured notes may be redeemed, in whole or in part, at any time, at the option of the Company, subject to certain conditions specified in the indenture governing the 7.25% senior unsecured notes. The 7.25% senior unsecured notes are guaranteed, jointly and severally, on a senior unsecured basis by each of our wholly-owned domestic subsidiaries that also guaranteed debt obligations under our prior revolving credit facility or will guarantee debt obligations under our new revolving credit facility.

The fair value of the 7.25% senior unsecured notes as of September 30, 2011 was approximately $200.0 million based on quoted market prices.

The Company incurred approximately $4.9 million in issuance costs, which are being amortized to interest expense over the contractual life of the 7.25% senior unsecured notes using the effective interest rate method, resulting in an effective rate of 7.67%.

The indenture governing the 7.25% senior unsecured notes contains customary events of default, as well as restrictive covenants, that among other things, limit our ability and the ability of our subsidiaries that guarantee the 7.25% senior unsecured notes to: pay dividends or distributions, repurchase equity, prepay subordinated debt or make certain investments; incur additional debt or issue certain disqualified stock and preferred stock; incur liens on assets; merge or consolidate with another company or sell all or substantially all assets. An event of default under the indenture will allow either the trustee of the notes or the holders of at least 25% in principal amount of the then outstanding notes to accelerate, or in certain cases, will automatically cause the acceleration of, the amounts due under the notes. As of September 30, 2011, the Company was in compliance with all required covenants under the indenture.

9. Commitments and Contingencies

Contracts with the U.S. government including subcontracts are subject to extensive legal and regulatory requirements and, from time to time, agencies of the U.S. government, in the ordinary course of business, investigate whether the Company’s operations are conducted in accordance with these requirements and the terms of the relevant contracts. U.S. government investigations of the Company, whether related to the Company’s U.S. government contracts or conducted for other reasons, could result in administrative, civil, or criminal liabilities, including repayment, fines, or penalties being imposed upon the Company, or could lead to suspension or debarment from future U.S. government contracting. Management believes it has adequately reserved for any losses that may be experienced from any investigation of which it is aware. The Defense Contract Audit Agency (DCAA) has completed the majority of incurred cost audits through 2003, 2004 and 2005, which resulted in no material adjustments. The remaining audits for 2003 through 2010 are not expected to have a material effect on our financial position, results of operations or cash flow, and management believes it has adequately reserved for any losses.

In the normal course of business, we are involved in certain governmental and legal proceedings, claims and disputes and have litigation pending under several suits. We believe that the ultimate resolution of these matters will not have a material effect on our financial position, results of operations or cash flows.

10. Stock-Based Compensation

In May 2011, the Company’s stockholders approved our 2011 Management Incentive Plan (the Plan), which was designed to enable us to attract, retain and motivate key employees. Awards granted under the Plan are settled in shares of Class A common stock. The 2011 restatement of the Plan increased the base number of shares of our Class A common stock reserved for issuance under the Plan to 6,000,000 shares, an increase of 1,500,000 shares compared to the 2006 plan. At the beginning of each year, the Plan provides that the number of shares available for issuance automatically increases by an amount equal to one and one-half percent of the total number of shares of Class A and Class B common stock outstanding on December 31st of the previous year. On January 1, 2011, 546,433 additional shares were made available for issuance under the Plan. Through September 30, 2011, the remaining aggregate number of shares of our common stock authorized for issuance under the Plan was 3,390,304. Through September 30, 2011, 4,371,923 shares of our Class A common stock have been issued as a result of the exercise of options granted under the Plan. The Plan expires in May 2021.

The Plan is administered by the compensation committee of our Board of Directors, along with its delegates. Subject to the express provisions of the Plan, the committee has the Board of Directors’ authority to administer and interpret the Plan, including the discretion to determine the exercise price, vesting schedule, contractual life and the number of shares to be issued.

Stock Compensation Expense-For the three months ended September 30, 2011 and 2010, we recorded $2.3 million and $2.1 million of stock-based compensation cost, respectively. For the nine months ended September 30, 2011 and 2010, we recorded $6.8 million and $5.4 million of stock-based compensation cost, respectively. No compensation expense of employees with stock awards, including stock-based compensation expense, was capitalized during the periods. For the nine months ended September 30, 2011 and 2010, the total recognized tax (deficiency)/benefit from the exercise of stock options, vested cancellations and the vesting of restricted stock was ($0.3) million and $0.2 million, respectively.

Stock Options-We typically issue options that vest in three equal installments, beginning on the first anniversary of the date of grant. Under the terms of the Plan, the contractual life of the option grants may not exceed eight years. During the nine months ended September 30, 2011 and 2010, we issued options that expire five years from the date of grant.

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

The following weighted-average assumptions were used for option grants during the nine months ended September 30, 2011 and 2010:

Volatility-The expected volatility of the options granted was estimated based upon historical volatility of the Company’s share price through weekly observations of the Company’s trading history.

Expected Term-The expected term of options granted to employees during the nine months ended September 30, 2011 and 2010 was determined from historical exercises of the grantee population. For all grants valued during the nine months ended September 30, 2011 and 2010, the options had graded vesting over 3 years (equal annual installments beginning on the first anniversary of the date of the grant) and a contractual term of 5 years.

Risk-free Interest Rate-The yield on zero-coupon U.S. Treasury strips was used to extrapolate a forward-yield curve. This “term structure” of future interest rates was then input into numeric model to provide the equivalent risk-free rate to be used in the Black-Scholes-Merton model based on the expected term of the underlying grants.

Dividend Yield-The Black-Scholes-Merton valuation model requires an expected dividend yield as an input. In May 2011, we initiated a cash dividend program. For option grants made subsequent to May 2011, we used an expected dividend yield of 2% based on an expected semi-annual cash dividend of $0.42 per share.

The following table summarizes weighted-average assumptions used in our calculation of fair value for the nine months ended September 30, 2011 and 2010:

	Nine months ended September 30,
	2011	2010
Volatility	36.0%	39.2%
Expected life of options (in years)	2.95	2.95
Risk-free interest rate	1.04%	1.30%
Dividend yield	0.1%	0.0%

Stock Option Activity-During the nine months ended September 30, 2011, we granted stock options to purchase 639,000 shares of Class A common stock at a weighted-average exercise price of $41.45 per share, which reflects the fair market value of the shares on the date of grant. The weighted-average fair value of options granted during the nine months ended September 30, 2011 and 2010, as determined under the Black-Scholes-Merton valuation model, was $10.50 and $13.02, respectively. These options vest in three equal installments over three years and have a contractual term of five years. Option grants that vested during the nine months ended September 30, 2011 and 2010 had a combined fair value of $6.8 million and $6.7 million, respectively.

The following table includes information with respect to stock option activity and stock options outstanding for the year ended December 31, 2010 and the nine months ended September 30, 2011:

	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value (in thousands)
Shares under option, December 31, 2009	2,718,183	$41.85
Options granted	944,500	$46.50
Options exercised	(391,176)	$35.30	$4,224
Options cancelled and expired	(798,250)	$49.42

Shares under option, December 31, 2010	2,473,257	$42.22	$7,731
Options granted	639,000	$41.45
Options exercised	(241,815)	$30.68	$2,633
Options cancelled and expired	(251,915)	$45.98

Shares under option, September 30, 2011	2,618,527		$1,550

The following table summarizes nonvested stock options for the nine months ended September 30, 2011:

	Number of Shares	Weighted Average Fair Value
Non-vested stock options at December 31, 2010	1,459,008	$12.77
Options granted	639,000	$12.82
Vested during period	(527,419)	$12.38
Options cancelled (non-vested)	(189,166)	$11.64

Non-vested shares under option, September 30, 2011	1,381,423

The following table includes information concerning stock options exercisable and stock options expected to vest at September 30, 2011:

	Number of Shares	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Aggregate Intrinsic Value (in thousands)
Stock options exercisable	1,237,104	2.3	$40.82	$1,550
Stock options expected to vest	1,231,224	3.8	$44.00	$0

Options exercisable and expected to vest	2,468,328

Unrecognized compensation expense related to outstanding stock options expected to vest as of September 30, 2011 was $10.7 million. The expense is expected to be recognized over a weighted-average period of 1.8 years and will be adjusted for any future changes in estimated forfeitures.

Restricted Stock-Under the Plan, we have issued restricted stock. A restricted stock award is an issuance of shares that cannot be sold or transferred by the recipient until the vesting period lapses. Restricted shares issued to employees vest over three years in one-third increments on the first, second and third anniversaries of the grant date, contingent upon employment with the Company on the vesting dates. Restricted shares issued to members of our Board of Directors vest in one year. The related compensation expense is recognized over the service period and is based on the grant date fair value of the stock and the number of shares expected to vest.

Restricted Stock Activity-During the nine months ended September 30, 2011, we granted 24,000 shares of restricted stock. The following table summarizes the restricted stock activity for the year ended December 31, 2010 and the nine months ended September 30, 2011:

	Number of Shares	Weighted Average Grant Date Fair Value (in thousands)
Nonvested, December 31, 2009	0
Granted	51,000	$2,447
Vested	0
Forfeited	(25,000)	$1,196

Nonvested, December 31, 2010	26,000
Granted	24,000	$1,070
Vested	(19,333)	$695
Forfeited	0

Nonvested, September 30, 2011	30,667

11. Business Segment and Geographic Area Information

We have one reportable segment. We deliver a broad array of information technology and technical services solutions under contracts with the U.S. government, state and local governments and commercial customers. Our federal government customers typically exercise independent contracting authority, and even offices or divisions within an agency or department may directly, or through a prime contractor, use our services as a separate customer so long as that customer has independent decision-making and contracting authority within its organization. Revenues from the U.S. government under prime contracts and subcontracts were approximately 99.2% and 98.7% of our total revenue for the nine months ended September 30, 2011 and 2010, respectively. There were no sales to any customers within a single country (except for the United States) where the sales accounted for 10% or more of total revenue. We treat sales to U.S. government customers as sales within the United States regardless of where the services are performed. Substantially all assets of continuing operations were held in the United States for the periods ended September 30, 2011 and December 31, 2010. Revenues by geographic customer and the related percentages of total revenues for the three and nine months ended September 30, 2011 and 2010 were as follows (in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2011		2010		2011		2010
United States	$733,160	99.8%	$652,000	99.2%	$2,180,909	99.7%	$1,890,995	99.2%
International	1,447	0.2%	4,954	0.8%	7,235	0.3%	15,127	0.8%

	$734,607	100.0%	$656,954	100.0%	$2,188,144	100.0%	$1,906,122	100.0%

The following table includes contracts that exceeded 10% of our revenue for the three and nine months ended September 30, 2011 and 2010:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2011	%	2010	%	2011	%	2010	%
	(dollars in thousands)
Revenues:
U.S. Army contract	$137,411	19%	$74,708	11%	$343,134	16%	$241,054	13%
All other contracts	597,196	81%	582,246	89%	1,845,010	84%	1,665,068	87%

ManTech Consolidated	$734,607	100%	$656,954	100%	$2,188,144	100%	$1,906,122	100%

The following table includes contracts that exceeded 10% of our operating income for the three and nine months ended September 30, 2011 and 2010:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2011	%	2010	%	2011	%	2010	%
	(dollars in thousands)
Operating Income:
U.S. Army contract	$11,406	19%	$5,514	10%	$28,539	16%	$15,893	10%
All other contracts	47,102	81%	49,001	90%	144,992	84%	140,383	90%

ManTech Consolidated	$58,508	100%	$54,515	100%	$173,531	100%	$156,276	100%

There were no contracts that exceeded 10% of our receivables at September 30, 2011 and December 31, 2010.

Disclosure items required under ASC 280, Segment Reporting, including interest income, interest expense, depreciation and amortization expense, costs for stock-based compensation programs, certain unallowable costs as determined under Federal Acquisition Regulations and expenditures for segment assets are not applicable as we review those items on a consolidated basis.

12. Sale of Investment

On April 8, 2011, ManTech received approximately $3.2 million in proceeds, with an additional $0.5 million held in escrow to be distributed no later than December 15, 2012, for the sale of our investment of less than 5% in NetWitness Corporation (NetWitness). The transaction was consummated on April 1, 2011 pursuant to an agreement and plan of merger dated March 12, 2011 by and among EMC Corporation, NetWitness, and certain persons acting as the representative for the shareholders of NetWitness. The sale of our investment resulted in a pre-tax gain of approximately $3.7 million, which was recorded in other income in the Company’s statement of income for the second quarter of 2011.

13. Subsequent Event

New Revolving Credit Facility

On October 12, 2011, we entered into a credit agreement with a syndicate of lenders led by Bank of America, N.A., as Administrative Agent. The credit agreement provides for a $500.0 million revolving credit facility, with a $25.0 million letter of credit sublimit and a $30.0 million swing line loan sublimit. The credit agreement also contains an accordion feature that permits the Company to arrange with the lenders for the provision of up to $250.0 million in additional commitments.

Under the credit agreement, the interest rate for all borrowings under the facility will be a variable rate (LIBOR based rate plus market spreads or the lender’s base rate plus market spreads) that may change based on the Company’s consolidated total leverage ratio. The maturity date for the credit agreement is October 12, 2016.

The terms of the credit agreement permit prepayment and termination of the loan commitments at any time, subject to certain conditions. The credit facility requires the Company to comply with specified financial covenants, including the maintenance of a certain consolidated total leverage ratio, senior secured leverage ratio and fixed charge coverage ratio. The credit agreement also contains various covenants, including affirmative covenants with respect to certain reporting requirements and maintaining certain business activities, and negative covenants that, among other things, may limit or impose restriction on our ability to incur liens, incur additional indebtedness, make investments, make acquisitions and undertake certain other actions.

On October 12, 2011, in connection with the entry of the Company into the credit agreement, we terminated the commitments under our prior credit agreement, dated as of April 30, 2007.

Acquisition of Worldwide Information Network Systems, Inc.

On October 26, 2011, we entered into a definitive agreement by and among ManTech, Worldwide Information Network Systems, Inc. (WINS) and its shareholder to purchase all of the outstanding stock of WINS. The acquisition is subject to various closing conditions and approvals, including the expiration of the waiting period under the Hart-Scott-Rodino Act, and is expected to be completed in November 2011.

WINS is a leading provider of information technology solutions with network engineering and cyber security technical expertise to the Department of Defense, Department of State and other agencies. WINS’ largest customer is the Defense Intelligence Agency (DIA) through its prime position on the Solutions for the Information Technology Enterprise (SITE) Indefinite Delivery/Indefinite Quantity contract vehicle. At October 26, 2011, WINS had approximately 250 employees.

This acquisition, consistent with our long-term strategy, will allow us to broaden our footprint in the high-end defense and intelligence market. The addition of WINS’ IT capabilities, prime position on the DIA SITE and other contracts will enhance our positioning with important customers and further our growth prospects.

ManTech expects to fund the acquisition with cash on hand. The preliminary purchase price is expected to be $90.0 million and may decrease depending on the finalization of the post-closing working capital adjustment.

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

Although forward-looking statements in this Quarterly Report reflect the good faith judgment of management, such statements can only be based on facts and factors currently known by us. Consequently, forward-looking statements are inherently subject to risks and uncertainties, and actual results and outcomes may differ materially from the results and outcomes discussed in or anticipated by the forward-looking statements. We believe that it is important to communicate our future expectations to our investors. However, there may be events in the future that we are not able to predict accurately or control. Factors that could cause actual results to differ materially from the results we anticipate include, but are not limited to, the following:

•	adverse changes in U.S. government spending priorities;

•	failure to retain existing U.S. government contracts, win new contracts or win recompetes;

•	adverse changes in future levels of expenditures for programs we support caused by budgetary pressures facing the federal government and changing mission priorities;

•	failure to obtain option awards, task orders or funding under contracts;

•	failure to maintain strong relationships with other contractors;

•	adverse changes in our mix of contract types;

•	adverse results of U.S. government audits of our government contracts;

•	risk of contract performance, modification or termination;

•	risks associated with complex U.S. government procurement laws and regulations;

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

We derive revenues primarily from contracts with U.S. government agencies that are focused on national security, and as a result, funding for our programs is generally linked to trends in U.S. government spending in the areas of defense, intelligence, homeland security and other federal government agencies. As it relates to evolving terrorist threats and world events, the U.S. government has continued to increase its overall defense, intelligence and homeland security budgets. However this trend may not continue due to changing mission priorities, the mounting deficit of the U.S. government and public pressure to reduce U.S. government spending.

We recommend that you read this discussion and analysis in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010, previously filed with the SEC.

Three Months Ended September 30, 2011 Compared to the Three Months Ended September 30, 2010

The following table sets forth certain items from our condensed consolidated statement of income and the relative percentage that certain items of expenses and earnings bear to revenues, as well as the period-to-period change from September 30, 2010 to September 30, 2011.

	Three Months Ended September 30,				Period-to-Period Change
	2011	2010	2011	2010	2010 to 2011
	Dollars		Percentages		Dollars	Percent
	(dollars in thousands)

REVENUES	$734,607	$656,954	100.0%	100.0%	$77,653	11.8%
Cost of services	629,181	555,318	85.6%	84.5%	73,863	13.3%
General and administrative expenses	46,918	47,121	6.4%	7.2%	(203)	-0.4%

OPERATING INCOME	58,508	54,515	8.0%	8.3%	3,993	7.3%
Interest expense	(3,857)	(3,970)	0.5%	0.6%	113	-2.8%
Interest income	107	51	0.0%	0.0%	56	109.8%
Other income (expense), net	(20)	64	0.0%	0.0%	(84)	-131.3%

INCOME FROM OPERATIONS BEFORE INCOME TAXES	54,738	50,660	7.5%	7.7%	4,078	8.0%
Provision for income taxes	(20,252)	(19,284)	2.8%	2.9%	(968)	5.0%

NET INCOME	$34,486	$31,376	4.7%	4.8%	$3,110	9.9%

Revenues

Revenues increased 11.8% to $734.6 million for the three months ended September 30, 2011, compared to $657.0 million for the same period in 2010. Revenue growth of $53.1 million came from organic growth due to significant wins and expansion on prime positions in our C4ISR Support business, including the Strategic Services Sourcing (S3) contract vehicle. Our acquisitions of S&IS, MTCSC and TranTech contributed revenue growth of $30.4 million. These increases were partially offset by a decrease in our global logistics services contracts.

Cost of services

Cost of services increased 13.3% to $629.2 million for the three months ended September 30, 2011, compared to $555.3 million for the same period in 2010. The increase in cost of services is primarily due to our acquisitions and continued expansion. As a percentage of revenues, cost of services increased to 85.6% for the three months ended September 30, 2011 as compared to 84.5% for the same period in 2010. Direct labor costs, which include applicable fringe benefits and overhead, increased 6.2% for the three months ended September 30, 2011 over the same period in 2010 primarily due to our acquisitions. As a percentage of revenue, direct labor costs decreased to 32.8% for the three months ended September 30, 2011, compared to 34.5% for the same period in 2010. Other direct costs, which include subcontractors and third party equipment and materials used in the performance of our contracts, increased by 18.2% for the three months ended September 30, 2011 over the same period in 2010. The increase in other direct costs was primarily due to our acquisitions, continued expansion and increased use of subcontractors on our S3 contract. As a percentage of revenues, other direct costs increased from 50.0% for the three months ended September 30, 2010 to 52.8% for the same period in 2011.

General and administrative expenses

General and administrative expenses remained stable at $46.9 million for the three months ended September 30, 2011, compared to $47.1 million for the same period in 2010. As a percentage of revenues, general and administrative expenses was 6.4% and 7.2% for the three months ended September 30, 2011 and 2010, respectively, due to leveraging of our general and administrative expense over a larger base.

Interest expense

Interest expense decreased to $3.9 million for the three months ended September 30, 2011, compared to $4.0 million for the same period in 2010. Interest expense in both 2011 and 2010 were primarily due to our 7.25% senior unsecured notes issued in April 2010. We had no borrowings under our credit facility for the three months ended September 30, 2011 and 2010.

Provision for income taxes

The provision for income taxes increased to $20.3 million for the three months ended September 30, 2011, compared to $19.3 million for the same period in 2010. Our effective tax rates were 37.0% and 38.1% for the three months ended September 30, 2011 and 2010, respectively. The decrease in the rate was due to the statute of limitation expiration of some uncertain tax positions balances as well as state statutory changes.

Net income

Net income increased 9.9% to $34.5 million for the three months ended September 30, 2011, compared to $31.4 million for the same period in 2010. The increase in net income was due to higher revenues, which are primarily driven by our continued expansion, our acquisitions and a more favorable effective tax rate.

Nine Months Ended September 30, 2011 Compared to the Nine Months Ended September 30, 2010

The following table sets forth certain items from our condensed consolidated statement of income and the relative percentage that certain items of expenses and earnings bear to revenue, as well as the period-to-period change from September 30, 2011 to September 30, 2010.

	Nine Months Ended September 30,				Period-to-Period Change
	2011	2010	2011	2010	2010 to 2011
	Dollars		Percentages		Dollars	Percent
	(dollars in thousands)
REVENUES	$2,188,144	$1,906,122	100.0%	100.0%	$282,022	14.8%
Cost of services	1,873,595	1,617,190	85.6%	84.8%	256,405	15.9%
General and administrative expenses	141,018	132,656	6.4%	7.0%	8,362	6.3%

OPERATING INCOME	173,531	156,276	8.0%	8.2%	17,255	11.0%
Interest expense	(11,806)	(8,565)	0.5%	0.5%	(3,241)	37.8%
Interest income	230	236	0.0%	0.0%	(6)	-2.5%
Other income (expense), net	3,896	(268)	0.1%	0.0%	4,164	1553.7%

INCOME FROM OPERATIONS BEFORE INCOME TAXES	165,851	147,679	7.6%	7.7%	18,172	12.3%
Provision for income taxes	(63,020)	(56,595)	2.9%	3.0%	(6,425)	11.4%

NET INCOME	$102,831	$91,084	4.7%	4.7%	$11,747	12.9%

Revenues

Revenues increased 14.8% to $2,188.1 million for the nine months ended September 30, 2011, compared to $1,906.1 million for the same period in 2010. Revenue growth of $215.1 million came from organic growth due to significant wins and expansion on prime positions in our C4ISR Support business, including the S3 contract vehicle. Our acquisitions of S&IS, MTCSC and TranTech contributed revenue growth of $95.6 million. These increases were partially offset by a decrease in our global logistics services contracts.

The President of the United States has announced a complete withdrawal of U.S. troops from Iraq by the end of 2011. We currently have over 300 employees on contracts in Iraq supporting U.S. operations with the Department of Defense and the Department of State. We expect some level of requirements to continue beyond 2011 in Iraq. This decision will continue a change in mission priorities that has included reassignment of contractor personnel to other regions, a change in support rolls, and the withdrawal of many of these positions.

Cost of services

Cost of services increased 15.9% to $1,873.6 million for the nine months ended September 30, 2011, compared to $1,617.2 million for the same period in 2010. The increase in cost of services is primarily due to our acquisitions and continued expansion. As a percentage of revenues, cost of services increased to 85.6% for the nine months ended September 30, 2011 as compared to 84.8% for the same period in 2010. Direct labor costs, which includes applicable fringe benefits and overhead, increased by 13.3% for the nine months ended September 30, 2011 over the same period in 2010 primarily due to growth in staff, as well as our acquisitions. As a percentage of revenues, direct labor costs decreased to 34.5% for the nine months ended September 30, 2011, compared to 35.0% for the same period in 2010. Other direct costs, which include subcontractors and third party equipment and materials used in the performance of our contracts, increased by 17.7% for the nine months ended September 30, 2011 over the same period in 2010. As a percentage of revenues, other direct costs increased from 49.8% for the nine months ended September 30, 2010 to 51.1% for the same period in 2011.

General and administrative expenses

General and administrative expenses increased 6.3% to $141.0 million for the nine months ended September 30, 2011, compared to $132.7 million for the same period in 2010. The increase is primarily due to our acquisitions, higher bid and proposal expenses driven by a few large proposals, higher expenses for non-recurring legal services related to a case in which the Company is the plaintiff, as well as lower stock-based compensation expenses in the prior year due to higher forfeiture estimates resulting from the resignation of the Company’s former Chief Operating Officer. As a percentage of revenues, general and administrative expenses decreased to 6.4% from 7.0% for the nine months ended September 30, 2011 and 2010, respectively due to leveraging of our general and administrative expense over a larger base.

Interest expense

Interest expense increased to $11.8 million for the nine months ended September 30, 2011, compared to $8.6 million for the same period in 2010. For the nine months ended September 30, 2011 and 2010, we have incurred $11.2 million and $6.9 million of interest expense related to our 7.25% senior unsecured notes issued in April 2010, respectively. We had no borrowings under our revolving credit facility in 2011. For the nine months ended September 30, 2010, our average credit facility balance was $51.1 million with a related weighted average interest rate of 0.81%.

Other income (expense), net

Other income was $3.9 million for the nine months ended September 30, 2011, compared to other expense of $0.3 million for the same period in 2010. The increase is primarily due to the sale of our investment in NetWitness Corporation, which resulted in a gain of $3.7 million.

Provision for income taxes

The provision for income taxes increased to $63.0 million for the nine months ended September 30, 2011, compared to $56.6 million for the same period in 2010. Our effective income tax rate was 38.0% and 38.3% for the nine months ended September 30, 2011 and 2010, respectively.

Net income

Net income increased 12.9% to $102.8 million for the nine months ended September 30, 2011, compared to $91.1 million for the same period in 2010. The increase in net income was due to higher revenues, which are primarily driven by our continued expansion and our acquisitions, as well as a gain we recorded due to the sale of an investment.

Backlog

At September 30, 2011 and December 31, 2010, our backlog was $4.4 billion and $4.9 billion, respectively, of which $1.5 billion and $1.6 billion, respectively, was funded backlog. Backlog represents estimates that we calculate on a consistent basis. For additional information on how we compute backlog, see our annual report on Form 10-K for the fiscal year ended December 31, 2010, previously filed with the SEC.

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

Liquidity and Capital Resources

Historically, our primary liquidity needs are the financing of acquisitions, working capital and capital expenditures. Our primary source of liquidity is cash provided by operations and our revolving credit facility. At September 30, 2011, we had $0 outstanding under our revolving credit facility. At September 30, 2011, we were contingently liable under letters of credit totaling $1.2 million, which reduced our ability to borrow under our prior credit facility. The maximum available borrowing under our credit facility at September 30, 2011 was $348.8 million.

On October 12, 2011, we entered into a new credit agreement with a syndicate of lenders led by Bank of America, N.A., as Administrative Agent. The new credit agreement initially provides up to $500.0 million in available borrowings. See New Revolving Credit Facility below.

Generally, cash provided by operating activities is adequate to fund our operations. Due to fluctuations in our cash flows and the growth in our operations, it is necessary from time to time to increase borrowings under our credit facility to meet cash demands.

Cash flows from operating activities

	Nine Months Ended September 30,
(in thousands)	2011	2010
Net cash flow from operating activities	$178,122	$102,092

Our operating cash flow is primarily affected by the overall profitability of our contracts, our ability to invoice and collect from our clients in a timely manner and our ability to manage our vendor payments. We bill most of our customers monthly after services are rendered. Increased cash flow from operations during the nine months ended September 30, 2011 compared to the same period in 2010 was due to increased billings in excess of revenues earned and depreciation expense primarily related to a contract to provide mobile telecommunication services in Afghanistan, and receivables. Our accounts receivable days sales outstanding (DSO) ratio was 66 and 69 for the quarters ended September 30, 2011 and 2010, respectively.

Cash flows from investing activities

	Nine Months Ended September 30,
(in thousands)	2011	2010
Net cash flow from investing activities	($73,522)	($243,279)

Our cash flow from investing activities consists primarily of business acquisitions, expenditures for equipment, leasehold improvements and software. Cash outflows during the nine months ended September 30, 2011 were due to capital expenditures of $56.5 million primarily related to a mobile telecommunication network build out that will be used on one of our contracts and the acquisition of TranTech for $20.2 million net, partially offset by $3.2 million in cash proceeds from the sale of an investment. Cash outflows during the nine months ended September 30, 2010 were primarily due to the acquisition of STI on January 15, 2010 for approximately $236.1 million.

Cash flows from financing activities

	Nine Months Ended September 30,
(in thousands)	2011	2010
Net cash flow from financing activities	($7,535)	$207,134

Cash outflow from financing activities during the nine months ended September 30, 2011 resulted primarily from the dividend paid for $15.4 million, offset by the proceeds from the exercise of stock options for $7.7 million. Cash flow from financing during the nine months ended September 30, 2010 resulted primarily from the issuance of 7.25% senior unsecured notes for $200.0 million and the proceeds from the exercise of stock options, offset by debt issuance costs.

New Revolving Credit Facility

On October 12, 2011, we entered into a new credit agreement with a syndicate of lenders led by Bank of America, N.A., as Administrative Agent. The new credit agreement provides for a $500.0 million revolving credit facility, with a $25.0 million letter of credit sublimit and a $30.0 million swing line loan sublimit. The new credit agreement also contains an accordion feature that permits the Company to arrange with the lenders for the provision of up to $250.0 million in additional commitments.

Borrowings under our new revolving credit facility are collateralized by substantially all the assets of ManTech and its Material Subsidiaries (as defined in the credit agreement) and bear interest at one of the following variable rate as selected by the Company at the time of the borrowing: a LIBOR based rate plus market spreads (initially 1.50%, then 1.25% to 2.25% based on the Company’s consolidated total leverage ratio) or the lender’s base rate plus market spreads (initially 0.50%, then 0.25% to 1.25% based on the Company’s consolidated total leverage ratio). The maturity date for the credit agreement is October 12, 2016.

The terms of the new credit agreement permit prepayment and termination of the loan commitments at any time, subject to certain conditions. The credit facility requires the Company to comply with specified financial covenants, including the maintenance of a certain consolidated total leverage ratio, senior secured leverage ratio and fixed charge coverage ratio. The credit agreement also contains various covenants, including affirmative covenants with respect to certain reporting requirements and maintaining certain business activities, and negative covenants that, among other things, may limit or impose restriction on our ability to incur liens, incur additional indebtedness, make investments, make acquisitions and undertake certain other actions.

On October 12, 2011, in connection with the entry of the Company into the new revolving credit facility, we terminated the commitments under our prior credit agreement, dated April 30, 2007.

Capital Resources

We believe the capital resources available to us from our cash on hand of $181.9 million at September 30, 2011 and under our new revolving credit facility, with up to $500.0 million in loan commitments, and cash from our operations are adequate to fund our ongoing operations and to support the internal growth we expect to achieve for at least the next twelve months. We anticipate financing our external growth from acquisitions and our longer-term internal growth through one or more of the following sources: cash from operations, use of our new revolving facility, additional senior unsecured notes, additional borrowings or issuances of equity. At September 30, 2011, we had $0 outstanding under our revolving credit facility.

Short-term Borrowings

From time-to-time, we borrow funds against our revolving credit facility for working capital requirements and funding of operations as well as acquisitions. Borrowings under our new revolving credit facility bear interest at one of the following variable rate as selected by the Company at the time of the borrowing: a LIBOR based rate plus market spreads (initially 1.50%, then 1.25% to 2.25% based on the Company’s consolidated total leverage ratio) or the lender’s base rate plus market spreads (initially 0.50%, then 0.25% to 1.25% based on the Company’s consolidated total leverage ratio). In April 2010, we used the proceeds from the issuance of the 7.25% senior unsecured notes to repay all outstanding borrowings under our previous revolving credit facility. Since then, we have not drawn any funds against the revolving credit facility. In the next twelve months we may use, as needed, our new revolving credit facility or additional sources of borrowings in order to fund our ongoing operations and support our internal and external growth.

The following table summarized the activity under our revolving credit facility for the nine months ended September 30, 2011 and 2010 (in thousands):

	Nine Months Ended September 30,
	2011	2010
Borrowing under revolving credit facility	$0	$287,700
Repayment of borrowings under revolving credit facility	$0	($287,700)

Cash Management

To the extent possible, we invest our available cash in short-term, investment grade securities in accordance with our investment policy. Under our investment policy, we manage our investments in accordance with the priorities of maintaining the safety of our principal, maintaining the liquidity of our investments, maximizing the yield on our investments and investing our cash to the fullest extent possible. Our investment policy provides that no investment security can have a final maturity that exceeds six months and that the weighted average maturity of the portfolio cannot exceed 60 days. Cash and cash equivalents include cash on hand, amounts due from banks and short-term investments with maturity dates of three months or less at the date of purchase.

Dividend

In May 2011, our Board of Directors approved the initiation of a regular cash dividend program. On May 16, 2011, our Board of Directors declared an initial dividend payment in the amount of $0.42 per share on all issued and outstanding shares of common stock. As a result, dividends in the amount of $15.4 million were paid to our stockholders on June 15, 2011.

On November 1, 2011, a dividend payment was declared in the amount of $0.42 per share on all issued and outstanding shares of common stock. As a result, dividends in the amount of approximately $15.5 million will be paid to our shareholders in December 2011.

We expect to continue our regular dividend program, however, all future declarations of dividends will be subject to the approval of our Board of Directors.

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

Our exposure to market risks relates to changes in interest rates for borrowing under our revolving credit facility. At September 30, 2011, we had no outstanding balance on our revolving credit facility. Borrowings under our revolving credit facility bear interest at variable rates. A hypothetical 10% increase in interest rates would increase our annual interest expense for the nine months ended September 30, 2011, by $0.

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

As of September 30, 2011, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), management evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 of the Exchange Act. Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level described above.

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

There have been no material changes from the risks factors described in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2010 and in subsequent quarterly reports filed with the SEC.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a)	None.

(b)	None.

(c)	Purchase of Equity Securities

The following table provides information on a monthly basis for the nine months ended September 30, 2011, with respect to the Company’s purchase of equity securities:

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased Under the Plans or Programs
January 1 to January 28, 2011	0	$0.00	0	0
January 29 to February 25, 2011	0	$0.00	0	0
February 26 to March 31, 2011	1,073	$41.45	0	0
April 1 to June 30, 2011	0	$0.00	0	0
July 1, 2011 to September 30, 2011	0	$0.00	0	0

(1)

As allowed under the terms of our 2011 Management Incentive Plan, ManTech accepted shares of its common stock in the quarter ended March 31, 2011 from employees for tax withholdings in connection with the vesting of restricted stock. Such shares of common stock are stated at cost and held as treasury shares to be used for general corporate purposes.

Item 6.	Exhibits

Exhibits required by Item 601 of Regulation S-K:

Exhibit	Description of Exhibit

10.1	Credit Agreement, dated October 12, 2011, by and among the registrant and a syndicate of lenders, including Bank of America, N.A., acting as administrative agent for the lenders (incorporated herein by reference from the registrant’s Current Report on Form 8-K filed with the SEC on October 13, 2011).

12.1‡	Ratio of Earnings to Fixed Charges

31.1‡	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2‡	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32‡	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended.

101	The following materials from ManTech International Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at September 30, 2011 and December 31, 2010; (ii) Condensed Consolidated Statements of Income for the Three and Nine Months Ended September 30, 2011 and 2010; (iii) Condensed Consolidated Statements of Comprehensive Income for the Three and Nine Months Ended September 30, 2011 and 2010; (iv) Condensed Consolidated Statements of Cash Flows for the Nine Months ended September 30, 2011 and 2010; and (v) Notes to Condensed Consolidated Financial Statements.**

*	Management contract or compensatory plan or arrangement.
‡	Filed Herewith.
**	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MANTECH INTERNATIONAL CORPORATION

	By:	/s/ GEORGE J. PEDERSEN

Date: November 4, 2011	Name:	George J. Pedersen
	Title:	Chairman of the Board of Directors and Chief Executive Officer

	By:	/s/ KEVIN M. PHILLIPS
Date: November 4, 2011	Name:	Kevin M. Phillips
	Title:	Chief Financial Officer