Form 10-K
period 2011-12-31
MANTECH INTERNATIONAL CORP
filed 2012-02-24
CIK 892537

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2011
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No  ☒
The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2011 was $1,042,159,519 (based on the closing price of $44.42 per share on June 30, 2011, as reported by the Nasdaq National Market).
There were the following numbers of shares outstanding of each of the registrant's classes of common stock as of February 21, 2012: ManTech International Corp. Class A Common Stock, $0.01 par value per share, 23,686,059 shares; ManTech International Corp. Class B Common Stock, $0.01 par value per share, 13,192,845 shares.
DOCUMENTS INCORPORATED BY REFERENCE
Certain portions of the definitive Proxy Statement to be filed with the Securities Exchange Commission pursuant to Regulation 14A in connection with the registrant's 2012 Annual Meeting of Stockholders, to be filed subsequent to the date hereof, are incorporated by reference into Part III (Items 10, 11, 12, 13 and 14) of this Annual Report on Form 10-K. Such definitive Proxy Statement will be filed with the Commission not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

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

Forward-Looking Statements

This Annual Report on Form 10-K contains forward-looking statements that involve substantial risks and uncertainties, many of which are outside of our control. We believe that these statements are within the definition of the Private Securities Litigation Reform Act of 1995. You can identify these statements by the use of words such as “may”, “will”, “expect”, “intend”, “anticipate”, “believe”, “estimate”, “continue,” or the negative of these terms or words of similar import. You should read statements that contain these words carefully because they discuss our future expectations, make projections of our future results of operations or financial condition or state other “forward-looking” information.

Although forward-looking statements in this Annual Report reflect our good faith judgment, such statements can only be based on facts and factors currently known by us. Consequently, forward-looking statements are inherently subject to risks and uncertainties and actual results and outcomes may differ materially from the results and outcomes discussed in or anticipated by the forward-looking statements. We believe that it is important to communicate our future expectations to our investors. However, there may be events in the future that we are not able to predict accurately or control. Factors that could cause actual results to differ materially from the results we anticipate include, but are not limited to, those discussed in Item 1A. “Risk Factors” below, as well as those discussed elsewhere in this Annual Report. We urge you not to place undue reliance on these forward-looking statements, which speak only as of the date of this Annual Report. We undertake no obligation to update any forward-looking statement herein after the date of this Annual Report, whether as a result of new information, subsequent events or circumstances, changes in expectations or otherwise. We also suggest that you carefully review and consider the various disclosures made in this Annual Report that attempt to advise interested parties of the risks and factors that may affect our business, financial condition, results of operations and prospects.

Item 1.	Business

Business Overview

ManTech is a leading provider of innovative technologies and solutions for mission-critical national security programs for the intelligence community; Departments of Defense, State, Homeland Security, Energy and Justice, including the Federal Bureau of Investigations (FBI); the space community; and other U.S. federal government customers.

We support critical national security programs for approximately 60 federal agencies through approximately 1,000 current contracts. ManTech supports major national missions, such as military readiness, terrorist threat detection, information security and border protection.

For the year ended December 31, 2011, we had revenues of $2.87 billion, an increase of 10.2% over our revenues of $2.60 billion for the same period in 2010. We have grown substantially over the last decade, from revenues of $0.43 billion at the end of 2001, just prior to our Initial Public Offering (IPO) in February 2002, to our current levels.

Industry Background

Our primary customer is the U.S. federal government, the largest consumer of services and solutions in the United States. In 2011, the U.S. federal government spent about $266 billion on contracted services. Although federal spending is not projected to grow as rapidly as it has in the recent past given the nation's debt level, we believe that the federal government's spending will remain robust over the next several years, driven primarily by national and homeland security programs and the need for sophisticated intelligence gathering and information sharing activities in an increasingly dangerous world.

The Department of Defense (DoD) is the largest purchaser of services and solutions in the federal government, accounting for 54% of the total discretionary budget and nearly 60% of contracted services. In December 2011, President Obama signed the 2012 Consolidated Appropriations Act, which provides $646 billion for the DoD, including $115 billion for Overseas Contingency Operations (OCO). With substantial funding in place, our customers are able to procure services with certainty through September 30, 2012, the end of the government's fiscal year.

For federal fiscal year 2013, the Obama administration submitted a defense budget request of $525 billion, with an additional $88 billion for OCO. The administration published Sustaining U.S. Global Leadership: Priorities for 21st Century Defense, summarizing its new defense priorities:

As we end today's wars and reshape our Armed Forces, we will ensure that our military is agile, flexible, and ready for the full range of contingencies. In particular, we will continue to invest in the capabilities critical to future success, including intelligence, surveillance, and reconnaissance; counterterrorism, countering weapons of mass destruction; operating in anti-access environments; and prevailing in all domains, including cyber.

Based on these priorities, we believe that ManTech remains well positioned for growth. The U.S. is committed to maintaining its superiority in capabilities that we support, such as intelligence, surveillance and reconnaissance (ISR), cyber security and intelligence analysis and operations.

In addition, our government customers are increasingly focused on information technology (IT) to generate efficiencies. Federal government spending on IT has increased each year since 1980. INPUT, an independent federal government market research firm, expects this trend to continue, with contracted federal government spending on IT forecasted to increase from approximately $84 billion in federal fiscal year 2011 to $91 billion in federal fiscal year 2016. The government is actively looking to cloud-based solutions and data center consolidation to save money and to systems integration and interoperability to enable better coordination and communication within and among agencies and departments.

Our Solutions and Services

We combine deep domain understanding and technical capability to deliver comprehensive IT, systems engineering, technical and other services and solutions, primarily in support of mission critical national security programs for the intelligence community and DoD. We deploy our broad set of services in custom combinations to best address the requirements of our customers' long-term programs. The following solution sets that we provide are aligned with the long-term needs of our national security clients: command, control, communications, computers, intelligence, surveillance and reconnaissance (C4ISR) lifecycle support; cyber security; global logistics support; intelligence/counter-intelligence support, information technology modernization and sustainment; systems engineering; and test and evaluation.

C4ISR Lifecycle Support

Military operations increasingly rely on communication and information architectures that offer global connectivity and interoperability between joint, interagency and multi-national forces. We support the DoD, federal agencies and coalition partners in the development, deployment, operation and maintenance of C4ISR systems and solutions. Our support spans the entire lifecycle continuum, from initial requirements definition, program management and acquisition support, through engineering, development and integration, test and evaluation, deployment and training to the ultimate operation and maintenance of C4ISR solutions. Our experience spans all of the military services, with support provided in the U.S. and in deployed locations worldwide. We are also engaged at Fort Bliss, TX in support of the Army's Network Integration Evaluation exercises and provide network engineering and other technical support to the C4ISR lifecycle.

Through various roles from program management and acquisition support to software development and integration, we have supported the delivery of C4ISR-related solutions for the U.S. Army Communications-Electronics Command (CECOM), the U.S. Navy Space & Naval Warfare Systems Command (SPAWAR) and the U.S. Marine Corps Systems Command (MARCORSYSCOM). Our experience in supporting the delivery of new capabilities spans many key systems, including: the Joint Network Node (JNN), the Distributed Common Ground Systems-Army (DCGS-A), the Advanced Monitoring Display System (AMDS), the EQ-36 RADAR system and many others. ManTech has a proven record in successful post-development support for C4ISR systems. For major systems like the Army's DCGS-A and Base Expeditionary Targeting and Surveillance Systems - Combined (BETSS-C), we provide training, fielding, logistics support and forward maintenance.

Cyber Security

Ubiquitous security challenges threaten not just traditional IT, but also C4ISR and other national security systems; embedded electronics on ground, sea and aerospace platforms; classified and law enforcement networks & systems; health IT; and systems providing critical civilian services. Our team of security experts tackles some of the most challenging cyber security problems facing the nation, such as identifying and neutralizing external cyber attacks, managing security operations centers (SOCs), developing robust insider threat detection programs and creating enterprise vulnerability management programs.  We have provided computer network operations support to important national security customers for more than a decade, working across the three domains of computer network attack, defense and exploitation. We provide comprehensive cyber warfare and cyber defense security solutions and services to the DoD, agencies in the intelligence community, Department of State, Department of Justice and other federal agencies. We operate 24/7 SOCs for several key government customers, including the Departments of Justice and Agriculture and the FBI.

We are also trusted partners in the area of information assurance.  Our understanding of IT security guidance and policy allows us to assist our customers in ensuring their programs are protected in accordance with that policy and in developing mitigation strategies to reduce the risks of cyber threats.  Our vulnerability assessment and penetration testing capabilities allow us to emulate threats to information, whether from wired or wireless networks, software applications or through social engineering.  If a customer is unfortunate enough to have experienced a compromise, we can deploy our incident response team, comprised in part of former cyber federal law enforcement agents, around the world to assist them.

Our solutions also support unique mission areas such as computer forensics, cyber threat analysis, computer crimes investigations, security operations center management and specialized cyber training.  We perform advanced services in the areas of data mining analysis, atypical data recovery techniques and data extraction. For example, in support of a customer, we developed and staff a national level computer forensic laboratory and provide a broad spectrum of subject matter expertise, including reverse engineering and code analysis; forensic signature creation, detection and analysis; damaged media recovery; hidden data processing; protected data processing; forensic software development; and custom training development and implementation.

Global Logistics Support

In recent years the DoD, Department of State and other federal agencies have experienced an increased need for logistics support worldwide. For decades, ManTech has provided a wide range of core services to meet such needs, including supply chain management support (such as warehousing, logistics management, shipping/receiving and property management), maintenance and reset of ground vehicles and electronics and other field services support (including fielding, training and operations support).

We provide logistics, repair and maintenance services, unique system training and curriculum support, resource management and inventory tracking technologies for complex, critical and specialized customer systems in deployed, isolated and remote locations worldwide. On behalf of the U.S. Army in Southwest Asia, we maintain critical and life-sustaining operational readiness levels for counter-improvised explosive device (IED) vehicles and systems, including Mine-Resistant Ambush-Protected (MRAP) vehicles and MRAP All-Terrain Vehicles (M-ATV). To that end, we develop and manage supply levels and the streamlined operation of supply-chain channels, including vendor partnerships with original equipment manufacturers to ensure the expedient, unencumbered delivery of systems and parts to forward operating theater locations.

We also support the U.S. Department of State Global IT Modernization Program by centrally managing the worldwide modernization of their computer networks. We design, support the procurement of and integrate the latest system software and hardware technologies including servers, switches, workstations and network printers. Our installation teams travel to State Department locations worldwide to complete each installation.

Intelligence/Counter-Intelligence Solutions and Support

We provide robust information technology solutions and mission support services that the national intelligence agencies and other classified program customers need to assure continuous operations, improve data gathering and analysis, collaborate securely and protect program security.

The ability to collaborate and share information across non-traditional boundaries in a trusted fashion has become critically important for national security. For example, we developed A-Space, a next-generation analytic sharing and collaboration program used by more than 24 intelligence analysts, and the DoD Intelligence Information Systems (DoDIIS) service-oriented architecture (SOA) framework, which helps intelligence analysts comb through millions of intelligence reports to find relevant and meaningful answers to national security questions.

Our network architecture planning and implementation services and systems engineering services support enterprise-wide network infrastructures and components that include local area network/wide area network architectures, messaging architectures, network management solutions, directory services architecture and web hosting. These services are provided within secure environments requiring the application of multi-level security policies across the enterprise. For example, we developed a state-of-the-art analytic environment that provides access to regional, national and international information with appropriate security level access controls, providing direct operational support to time-sensitive counterterrorism activities in support of an intelligence community customer.

We support strategic and tactical intelligence systems, networks and facilities across the intelligence community and DoD. We develop and integrate collection and analysis systems and techniques. We also provide support to the development and application of analytical techniques to counterintelligence, Human-Intelligence operations/training and counter-terrorist operations. For example, we support intelligence operations designed to counter narcotics trafficking along our nation's southwest border.

Highly-classified programs, including intelligence operations and military programs, require secrecy management and security infrastructure services. These services can include vulnerability assessment, exposure analysis, secrecy architecture design, security policy development and implementation, lifecycle acquisition program security, operations security, information assurance, Anti-Tamper, Export Compliance support, foreign disclosure, system security engineering, security awareness and training, comprehensive security support services and technical certification and accreditation services. We provide integrated security support for a number of programs, including the Joint Strike Fighter (JSF) Program, which presents one of the most complex security problem set of any weapon system in our nation's history due to the numerous highly classified technologies incorporated in its design and international content in both its development and its usage.

Information Technology Modernization and Sustainment

IT plays an increasingly central role in the missions of our defense, intelligence and federal civilian customers, and as a result, is an important part of many of our solution areas. We design, develop, deploy, modernize, operate and maintain IT systems and infrastructure as a stand-alone service offering to improve mission performance and lower costs for our government customers. For the Department of State, we modernize over 650 classified and unclassified networks and systems in over 375 locations around the world.  The backbone of our global capabilities is a comprehensive ISO 9001:2000-certified management and control system designed to provide best value for our customers and to lower the total cost of ownership across the systems' lifecycles.  For the Defense Commissary Agency, we provided Network Operations Center services to sustain its global network infrastructure and manage hardware and software at remote sites from headquarters.

Systems Engineering

Since 1968, ManTech's scientists and engineers have provided disciplined systems engineering support to a wide range of customers that presently include programs and offices within the Department of Homeland Security (DHS), DoD, intelligence community and National Aeronautics and Space Administration (NASA). For example, we perform comprehensive systems engineering services to analyze, develop and integrate solutions for U.S. Navy hardware and software requirements across subsurface, surface, ground, air and space domains; provide systems engineering support for DHS's Domestic Nuclear Detection Office (DNDO); provide acquisition and program management support for the DHS's Customs and Border Protection (CBP) Office of Technology, Innovation and Acquisition; and support current and future space launch operations for the U.S. Air Force Launch and Range Systems Wing with systems engineering and integration services. In 2011, we began providing scientific, engineering and technical support services to the Department of Energy's SunShot Initiative, which aims to reduce by 75% the cost of utility-scale electricity at the grid by the year 2020.

Our proprietary systems engineering toolset, the ManTech Enterprise Framework, provides a regimented and interdisciplinary approach to transition from a stated need to an operationally effective and suitable system, service or capability. Based in “Systems Thinking,” the framework is an overarching and proven process that integrates the full spectrum of project management, systems engineering and acquisition practices necessary to effectively manage a project or system over its lifecycle. Through it, we address a full 360-degree perspective of a program, including disciplines of system, software, hardware, acoustics, communications, reliability, safety and test engineering, as well as modeling, simulation and analysis. Our long-term commitment to the systems engineering discipline is exemplified by our achievement of our Capability Maturity Model® Integration (CMMI) Level 3 rating for Software and Systems Engineering.

Moreover, because ManTech is not a major system developer, we provide systems engineering advisory services to our government customers without concerns about potential conflicts of interest. In fact, ManTech was one of the first companies to have sought and received certification as a "non-conflicted" services provider from the National Reconnaissance Office.

Test and Evaluation

ManTech is a leading provider of test and evaluation services to a wide range of defense, intelligence, homeland security and space customers. Our test and evaluation services are tightly linked with our systems engineering capabilities and include specific competencies in test engineering, preparation and planning; modeling and simulation; test range operations and management; and Independent Validation & Verification (IV&V).

For DNDO, we provide system analysis, modeling and testing of technologies and systems that are being deployed to identify and detect nuclear and radiological sources that are attempting entry into the U.S. We also test complex and mission-critical hardware and software systems used by the Army, Navy, NASA and Customs and Border Patrol, with many of these customer relationships spanning more than three decades. We have played key roles in improving the performance, reliability, maintainability, supportability and weapons effectiveness of all Navy in-service rotary and fixed wing platforms and their associated ordnance.

We perform independent tests to certify that new or upgraded systems operate in accordance with design requirements and interoperate with legacy systems. For example, for the past 23 years ManTech has installed, operated and maintained a large and complex joint test environment for the Defense Information Systems Agency (DISA), Joint Interoperability Test Command. Recently, we built a systems integration lab (SIL) for a DoD customer that enables engineers to test new hardware and software on a virtual copy of the enterprise architecture. Once per quarter, virtual snapshots are taken of more than 150 servers and placed in the SIL to create an accurate facsimile of the production environment. We have also performed certification services for aircraft weapon systems in support of U.S. Naval Air Systems Command programs.

Additionally, we are the prime contractor supporting the U.S. Army's Electronic Proving Ground at Fort Huachuca, AZ. ManTech provides support testing for command, control, communications, computers and intelligence, navigation and sensor systems for reliability, availability and maintainability, electromagnetic interference/electromagnetic compatibility and security. We provide a full spectrum of services including scientific, engineering, technical, administrative, maintenance and logistics. Other services include instrumentation and hardware/software-related development, as well as laboratory/test bed operations and special studies in Aberdeen Proving Ground, MD; Fort Huachuca; Yuma Proving Ground, AZ; Fort Hood and Fort Bliss, TX; Fort Lewis, WA; and White Sands Missile Range, NM.

Our Growth Strategy

We are positioning the Company to thrive despite slowing market growth. We aspire to be recognized by customers, employees, job applicants and investors as the premier provider of technology and engineering services and solutions to the federal government market. Our strategies for achieving this objective include the following:

•Provide Direct Support to Our Customers' Most Critical Missions

When resources are constrained, we believe that our customers will increasingly focus on mission and rely on their most trusted prime contractors. Since our founding in 1968, we have focused on providing technology-based solutions and services for mission-critical national security programs. Most of our work centers around our customers' core mission as opposed to support functions. We have several long standing customer relationships; many of our early customers are still our customers today. Because our personnel are on-site with, or work in close proximity to, our customers, we understand their requirements and are often able to enhance their operations by rapidly identifying and developing solutions for customer-specific requirements.

The prime contractor position is increasingly important, and we have aggressively pursued new prime positions both organically and through acquisitions. For example, as a result of the two acquisitions completed in fiscal year 2011, we now have prime positions on the $6.6 billion Defense Intelligence Agency (DIA) Solutions for Information Technology Enterprise (SITE) contract and the $12.0 billion DISA ENCORE II contract. In fiscal year 2011, we derived 85.6% of our revenue as a prime contractor, compared to 75.9% and 64.8% in fiscal years 2010 and 2009, respectively. As a prime contractor, we are able to enhance the relationship with our customers, ensure overall program success, foresee emerging requirements and manage project resources.

•Compete Aggressively on New Opportunities

We closely track our customers' requirements and funding and have built our capability and capacity to pursue the opportunities that arise. We intend to capitalize on our global footprint and long-term relationships with our customers and our reputation within the intelligence community, DoD and other government agencies to attract new customers and to cross-sell our broad array of solutions to our existing customers. Our successful track record and technical expertise give us credibility with our current customers and enhance our ability to gain follow-on contracts and compete for new programs. At the end of 2011, we had a pipeline of qualified opportunities of $26.9 billion.

In 2011, we won approximately $3.0 billion in new business awards, including the AMBIANCE contract to provide full spectrum system integration services that support the DoD's analytic modernization efforts. This seven-year, single-award contract with a value in excess of $0.4 billion was highly competitive. As lead integrator, we will enable our DoD customer to transform their enterprise to a cloud-based, service oriented architecture. AMBIANCE solidifies ManTech's status as a leading full-spectrum systems integrator with the ability to integrate and govern large scale developers. Other major new opportunities captured during the year include multi-billion dollar Indefinite Delivery/Indefinite Quantity (ID/IQ) contracts for the Department of Justice and the FBI.

•Build Presence in New Growth Markets

We believe the projected growth in government technical services spending will offer opportunities for development and delivery of advanced technology solutions for enterprise applications and information systems. We intend to expand our service offerings in such high growth program areas. In particular, we intend to focus on providing new or improved solutions in cyber security, information assurance and C4ISR lifecycle support, and health IT, and we have established plans around the potential high growth area of border security.

Our market, business model and financial discipline enable us to generate substantial cash to accelerate our growth. We plan to enhance our internal growth by selectively pursuing strategic acquisitions of businesses that can cost-effectively broaden our domain expertise and service offerings and allow us to establish relationships with new customers. We have successfully acquired 19 businesses since our IPO in February 2002, accelerating our overall revenues growth. Since December 31, 2010, we completed the following acquisitions:

▪
Evolvent Technologies, Inc. (Evolvent)-On January 6, 2012, we acquired Evolvent, a provider of services in clinical IT, clinical business intelligence, imaging cyber security, behavioral health, tele-health, software development and systems integration to the DoD Health organizations, the Veterans Administration and the Department of Health and Human Services.

▪
Worldwide Information Network Systems, Inc. (WINS)-On November 15, 2011, we acquired WINS, a leading provider of information technology solutions with network engineering and cyber security technical expertise to the DoD, Department of State and other agencies.

▪	TranTech, Inc. (TranTech)-On February 11, 2011, we acquired TranTech, a provider of information technology, networking and cyber security services to the federal government.

We will continue to seek out new growth areas. Our balance sheet and revolving credit facility provide us with ample capacity to expand our business through strategic acquisitions. During 2011, we entered into a new $500.0 million revolving credit facility. The credit agreement also contains an accordion feature for up to $250.0 million in additional commitments. The new credit agreement enhances the Company's strong capital position and financial flexibility, providing an increased ability to target high-growth areas organically and through strategic acquisitions.

•Focus on Shareholder Returns

In May 2011, our Board of Directors approved the initiation of a regular cash dividend program, which demonstrates our commitment to returning value to stockholders and reflects our confidence in our financial strength, our ability to sustain strong cash flows and continue to grow. During fiscal year 2011, we generated $221.4 million in operating cash flow and paid $30.8 million in dividends to our shareholders. We believe that ManTech is a compelling investment due to our regular cash dividend program and our strong growth prospects.

Our Customers

Our primary customers are U.S. federal government intelligence, military and civilian agencies. In addition, we support some state and local governments and commercial customers. We derive most of our revenues from national security and homeland defense customers. We have successful, long-standing relationships with our customers, having supported many of them for over 40 years.

Fiscal Year	Percentage of Revenues from Federal Government Customers	Percentage of Revenues from National Security and Homeland Defense Customers
2011	99.2%	96.6%
2010	98.7%	95.8%
2009	98.3%	95.0%

Our national security and homeland defense customers include: the DoD; the Department of State; the DHS; the Department of Justice, including the FBI; various intelligence agencies; federal intelligence and terrorism task forces; the U.S. Army, Navy, Air Force and Marine Corps; and joint military commands. Our other U.S. federal government customers include NASA and the Patent & Trademark Office.

To provide deep understanding of our customers' missions, we target candidates for employment who have served in the military or as civilian experts in the intelligence community and DoD, as well as those who are leading specialists in their technology disciplines. Since 2006, we have annually been ranked in the Top 10 in the nation on the G.I. Jobs Magazine Military-Friendly Employers list.

Our federal government customers typically exercise independent contracting authority, and even offices or divisions within an agency or department may directly, or through a prime contractor, use our services as a separate customer so long as that customer has independent decision-making and contracting authority within its organization. For example, under a contract with one of the Army's contracting agencies, program managers throughout the Army and from other services and defense agencies are able to purchase a wide range of our solutions. The U.S. Army Tank-Automotive Armament Command (TACOM) contract accounted for 17.0%, 12.2% and 20.2% of our revenues for the years ended December 31, 2011, 2010 and 2009, respectively. In addition, there were no sales to any customers within a single country (except for the United States) where such sales accounted for 10% or more of our total revenues.

Foreign Operations

We treat sales to U.S. government customers as sales within the United States, regardless of where services are performed. North Atlantic Treaty Organization is the Company's largest international customer. The percentages of total revenues by geographic customer for the last three years were as follows:

	Year Ended December 31,
	2011	2010	2009
United States	99.7%	99.2%	99.0%
International	0.3%	0.8%	1.0%
Total	100.0%	100.0%	100.0%

Backlog

At December 31, 2011, our backlog was $4.7 billion, of which $1.3 billion was funded backlog. At December 31, 2010, our backlog was $4.9 billion, of which $1.6 billion was funded backlog. Backlog represents estimates that we calculate on the basis described below. We expect that approximately 50% of our total backlog will be recognized as revenues prior to December 31, 2012.

We define backlog as our estimate of the remaining future revenues from existing signed contracts, assuming the exercise of all options relating to such contracts and including executed task orders issued under indefinite delivery/indefinite quantity (ID/IQ) contracts. We also include an estimate of revenues for solutions that we believe we will be asked to provide in the future under the terms of ID/IQ contracts for which we have an established pattern of revenues.

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

Employees

We currently have approximately 9,300 employees, including approximately 1,800 employees located outside of the United States. Of our overall employee base, approximately 85% hold security clearances and approximately 41% hold Top Secret or higher level clearances.

Patents, Trademarks, Trade Secrets and Licenses

We own a limited number of patents. We also maintain a number of trademarks and service marks to identify and distinguish the goods and services we offer. While we believe protecting our patents, marks, trade secrets and vital confidential information is important, we do not consider our business to be dependent on the existence or protection of such intellectual property.

Seasonality

Our business is not seasonal. However, it is not uncommon for federal government agencies to award extra tasks or complete other contract actions in the weeks before the end of the federal government's fiscal year (which is September 30) in order to avoid the loss of unexpended fiscal year funds. Additionally, our quarterly results are impacted by the number of working days in a given quarter. There are generally fewer working days for our employees to generate revenues in the first and fourth quarters of our fiscal year.

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

We expect that federal government contracts will continue to be the primary source of our revenues for the foreseeable future. We derived approximately 99.2%, 98.7% and 98.3% for fiscal years 2011, 2010 and 2009, respectively, of our revenues from our federal government customers (consisting primarily of national security customers in the intelligence community; departments of Defense, State, Homeland Security, Energy and Justice; the space community; and other U.S. federal government customers). Our business, prospects, financial condition or operating results could be materially harmed if:

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

Our business depends upon continued federal government expenditures on intelligence, defense and other programs that we support. These expenditures have not remained constant over time. In the late 1980s and early 1990s the overall U.S. defense budget declined, resulting in a slowing of new program starts, program delays and program cancellations. As a result, certain defense-related government contractors experienced declining revenues, increased pressure on operating margins and, in some cases, net losses. After the 2001 terrorist attacks and more recently in support of U.S. war efforts in Southwest Asia, spending authorizations for intelligence and defense-related programs by the government increased. Today, in the face of growing national debt, and long-term fiscal challenges facing the nation, the U.S. defense budget has again come under pressure. Although we believe there will continue to be pockets of growth for many of the services that we provide, the focus on creating efficiencies and savings may increase, affecting future levels of expenditures, changing mission priorities and shifting authorizations to programs in areas where we do not currently provide services. For example, current federal government spending levels on defense-related programs are in part related to the U.S. military operations in Southwest Asia, and may not be sustainable if stability in the region increases and there is a shift toward supporting other initiatives. In this regard, there was a withdrawal of U.S. combat troops from Iraq at the end of 2011 and the United States Secretary of Defense has announced the planned withdrawal of U.S. combat troops from Afghanistan for 2013. More generally, our business, prospects, financial condition or operating results could be materially harmed by the following:

•	Budgetary constraints affecting federal government spending, generally, or specific departments or agencies in particular, and changes in fiscal policies or available funding;

•	Changes in federal programs or requirements;

•	Realignment of funds with changed federal government priorities, which may impact the U.S. war efforts,

including reductions in funds for in-theater missions;

•	Efforts to improve efficiency and reduce costs affecting federal government programs generally,

•	Curtailment of the federal government's outsourcing of mission critical and technology support services;

•	The adoption of new laws or regulations; and

•	General economic conditions.

These or other factors could cause federal government agencies and departments to reduce their purchases under contracts, incorporate less favorable terms in existing or future contracts, exercise their right to terminate contracts or not exercise options to renew contracts, any of which could cause us to lose revenues. A significant decline in overall U.S. government spending or a shift in expenditures away from agencies or programs that we support could cause a material decline in our revenues.

The failure by Congress to approve budgets on a timely basis for the federal agencies we support could delay procurement of our services and solutions and cause us to lose future revenues.

On an annual basis, Congress must approve budgets that govern spending by the federal agencies that we support. In years when Congress is not able to complete its budget process before the end of the federal government's fiscal year on September 30, Congress typically funds government operations pursuant to a continuing resolution. A continuing resolution allows federal government agencies to operate at spending levels approved in the previous budget cycle. When the U.S. government operates under a continuing resolution, it may delay funding we expect to receive from customers on work we are already performing and will likely result in new initiatives being delayed or in some cases canceled. The federal government's failure to complete its budget process, or to fund government operations pursuant to a continuing resolution, may result in a federal government shutdown, such as that which occurred during the 1996 fiscal year.

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

We must comply with laws and regulations relating to the formation, administration and performance of federal government contracts. These laws and regulations affect how we conduct business with our federal government customers. In complying with these laws and regulations, we may incur additional costs. Non-compliance may also allow for the assignment of additional fines and penalties, including contractual damages. Among the more significant laws and regulations affecting our business are the following:

•	The Federal Acquisition Regulation, which comprehensively regulates the formation, administration and performance of federal government contracts;

•	The Truth in Negotiations Act, which requires certification and disclosure of all cost and pricing data in connection with contract negotiations;

•	The Cost Accounting Standards and Cost Principles, which impose accounting requirements that govern our right to reimbursement under certain cost-based federal government contracts;

•	Laws, regulations and executive orders restricting the use and dissemination of information classified for national security purposes and the export of certain products, services and technical data;

•	U.S. export controls, which apply when we engage in international work; and

•	The Foreign Corrupt Practices Act.

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

Our contracting agency customers periodically review our compliance with procurement laws and regulations, as well as our performance under the terms of our federal government contracts. If a government review or investigation uncovers improper or illegal activities, we may be subject to civil or criminal penalties or administrative sanctions, including:

•	Termination of contracts;

•	Forfeiture of profits;

•	Cost associated with triggering of price reduction clauses;

•	Suspension of payments;

•	Fines; and

•	Suspension or debarment from doing business with federal government agencies.

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

The federal government may change its procurement practices or adopt new contracting laws, rules or regulations, such as cost accounting standards. For example, it could change its preference for procurement methods and/or contract type in a manner that is unfavorable to technology support contractors generally. Any such change could potentially place greater pressure on our profit margins, and could materially harm our operating results. Additionally, aspects of the federal government's procurement system, such as the number of acquisition personnel available to support the workload imposed by an increasing number of protests, could exacerbate delays in the procurement decision making process, thus delaying our ability to generate revenues from proposals and awards. The federal government could also adopt new socio-economic requirements, which could reduce our revenues opportunities. Any new contracting methods could be costly or administratively difficult for us to satisfy and, as a result, could cause actual results to differ materially and adversely from those anticipated.

Many of our federal government customers execute their procurement budgets through multiple award contracts under which we are required to compete for post-award orders, or for which we may not be eligible to compete, potentially limiting our ability to win new contracts and increase revenues.

Budgetary pressures and reforms in the procurement process have caused many U.S. federal government customers to purchase goods and services through multiple award ID/IQ contracts and other multiple award and/or government wide acquisition contract vehicles. These contract vehicles require that we make sustained post-award efforts to obtain task orders under the relevant contract. There can be no assurance that we will obtain revenues or otherwise sell successfully under these contract vehicles. Our failure to compete effectively in this procurement environment could harm our operating results.

Unfavorable federal government audits or results of other investigations could subject us to penalties or sanctions, adversely affect our profitability, harm our reputation and relationships with our customers or impair our ability to win new contracts.

The Defense Contract Audit Agency (DCAA) and other government agencies routinely audit and investigate government contracts and contractor systems. These agencies review a contractor's performance on its contract, cost structure and compliance with applicable laws, regulations and standards. The DCAA also reviews the adequacy of, and a contractor's compliance with, its internal control systems and policies, including the contractor's accounting, purchasing, estimating, compensation and management information systems. Allegations of impropriety or deficient controls could harm our reputation or influence the award of new contracts. Any costs found to be improperly allocated to a specific contract will not be reimbursed, while such costs already reimbursed must be refunded. Recently, U.S. government contractors, including our Company, have seen a trend of increased scrutiny by the DCAA and other U.S. government agencies. For example, among other matters, the DCAA has begun to focus on the strict adherence by technology support contractors to labor qualification requirements contained in the terms of federal government contracts which we support. The DCAA has also generally increased its examination of U.S. government contractors that, like our Company, perform services outside the United States, particularly in Southwest Asia. If any of our internal control systems or policies is found non-compliant or inadequate, payments may be withheld or suspended under our contracts or we may be subjected to increased government scrutiny and approval requirements that could delay or adversely affect our ability to invoice and receive timely payment on our contracts, perform contracts or compete for contracts with the U.S. government. As a result, a DCAA audit could materially affect our competitive position and result in a substantial adjustment to our revenues. DCAA has completed our incurred cost audits through 2002 and the majority of the audits for 2003, 2004 and 2005, with no material adjustments. While we believe that the vast majority of incurred costs will be approved upon final audit, we do not know the outcome of any future audits and adjustments and, if any future audit adjustments exceed our estimates, our profitability could be adversely affected.

U.S. government contractors are subject to a greater risk of investigation, criminal prosecution, civil fraud, whistleblower lawsuits and other legal actions and liabilities than companies with solely commercial customers. In addition to increased investigation by the DCAA, contractors that provide support services to U.S. forces in Southwest Asia have also come under increasing scrutiny by agency inspectors general, other government auditors and congressional committees. If a government audit or other investigation uncovers improper or illegal activities, we may be subject to civil and criminal penalties and administrative sanctions, including termination of contracts, forfeiture of profits, suspension of payments, fines and suspension or debarment from doing business with federal government agencies. More generally, increased scrutiny and investigation into business practices and into major programs supported by contractors may lead to increased legal costs and may harm our reputation and profitability if we are among the targeted companies, regardless of the underlying merit of the allegations being investigated.

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

We derive significant revenues from contracts awarded through a competitive bidding process. This process can impose substantial costs upon us and we may lose revenues if we fail to compete effectively, or if there are delays caused by protests or challenges of contract awards.

We derive significant revenues from federal government contracts that are awarded through a competitive bidding process. We expect that a significant portion of our future business will also be awarded through competitive bidding. Competitive bidding presents a number of risks, including:

•
Incurring expense and delays due to competitor's protest or challenge of contract awards made to us, including the risk that any such protest or challenge could result in the resubmission of bids on modified specifications, or in the termination, reduction or modification of the awarded contract, which may result in reduced profitability;

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

•
Changes to client bidding practices or government reform of its procurement practices, which may alter the prescribed contract requirements relating to contract vehicles, contract types and consolidations; and

•	Changes in policy and goals by the government providing set-aside funds to small business, disadvantaged businesses and other socio-economic requirements in the allocation of contracts.

If we are unable to win particular contracts that are awarded through the competitive bidding process, in addition to the risk that our operating results may be adversely affected, we may be unable to operate in the market for services that are provided under those contracts for a number of years. Even if we win a particular contract through competitive bidding, our profit margins may be depressed as a result of the costs incurred through the procurement process. Additionally, the competitive bidding process, and increased use by the federal government of a lowest price/technically acceptable standard for contract awards, may require us to decrease the margin by which we expect our bid price to exceed our costs.

Our earnings and profitability may vary based on the mix of type of contracts we perform and may be adversely affected if we do not accurately estimate the expenses, time and resources necessary to satisfy some of our contractual obligations.

We enter into three types of federal government contracts for our services: cost-plus, time-and-materials and fixed-price. For our last three fiscal years, we derived revenues from such contracts as follows:

	Year Ended December 31,
	2011	2010	2009
Time-and-materials	50.5%	63.7%	68.1%
Cost-reimbursable	33.6%	20.9%	19.6%
Fixed-price	15.9%	15.4%	12.3%
Total Revenues	100.0%	100.0%	100.0%

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

We operate in highly competitive markets and generally encounter intense competition to win contracts. We compete with larger companies that have greater name recognition, financial resources and larger technical staffs. We also compete with smaller, more specialized companies that are able to concentrate their resources on particular areas. To remain competitive, we must provide superior service and performance on a cost-effective basis to our customers. Our competitors may be able to provide our customers with different or greater capabilities or better contract terms than we can provide, including technical qualifications, past contract experience, geographic presence, price and the availability of qualified professional personnel. In particular, increased efforts by our competitors to meet federal government requirements for efficiency and cost reduction may necessitate that we become more competitive with respect to price, and thereby potentially reduce our profit margins, in order to win or maintain contracts. In addition, our competitors may consolidate or establish teaming or other relationships among themselves or with third parties to increase their ability to address customers' needs.

We may not receive the full amount authorized under our contracts and we may not accurately estimate our backlog, which could adversely affect our future revenues and growth prospects.

As of December 31, 2011, our estimated contract backlog totaled approximately $4.7 billion, of which approximately $1.3 billion was funded. Backlog is our estimate of the remaining future revenues from existing signed contracts, assuming the exercise of all options relating to such contracts and including executed task orders issued under ID/IQ contracts. Backlog also includes estimates of revenues for solutions that we believe we will be asked to provide in the future under the terms of ID/IQ contracts for which we have an established pattern of revenues. Our estimates are based on our experience using such vehicles and similar contracts; however, we cannot assure that all, or any, of such estimated contract revenues will be recognized as revenues. The U.S. government's ability to modify, curtail or terminate our major programs or contracts makes the calculation of backlog subject to numerous uncertainties. There can be no assurance that our backlog projections will result in actual revenues in any particular period, or at all, or that any contract included in backlog will be profitable. There is a higher degree of risk in this regard with respect to unfunded backlog, since it contains management's estimate of amounts expected to be realized on unfunded contract work that may never be realized as revenues. If we fail to realize as revenues those amounts included in our backlog, our future revenues and growth prospects may be adversely affected.

Covenants in the instruments governing our indebtedness may restrict our financial and operating flexibility.

We maintain a credit agreement with a syndicate of lenders led by Bank of America, N.A., as administrative agent. The credit agreement provides for a revolving credit facility with up to $500.0 million in loan commitments. The maturity date for the credit agreement is October 12, 2016. The terms of the credit agreement permit prepayment and termination at any time, subject to certain conditions. The credit facility requires the Company to comply with specified financial covenants, including the maintenance of a certain consolidated total leverage ratio, senior secured leverage ratio and fixed charge coverage ratio. The credit agreement also contains various covenants, including affirmative covenants with respect to certain reporting requirements and maintaining certain business activities, and negative covenants that, among other things, may limit or impose restriction on ability to incur liens, incur additional indebtedness, make investments, make acquisitions and undertake certain other actions.

On April 13, 2010, we issued an aggregate principal amount of $200.0 million of 7.25% senior unsecured notes due April 15, 2018. These 7.25% senior unsecured notes are subordinate to our existing and future senior secured debt (to the extent of the value of the assets securing such debt), including any indebtedness under our revolving credit facility. The indenture governing these notes contains covenants that, subject to important exceptions and qualifications specified in the indenture, will, among other things, limit our ability to: pay dividends and distributions; repurchase equity; prepay subordinated debt or make certain investments; incur additional debt or issue certain disqualified stock and preferred stock; incur liens on assets; merge or consolidate with another company or sell all or substantially all assets; allow to exist certain restrictions on the ability of the guarantors to transfer assets; and enter into sale and lease-back transactions.

As a result of such covenants and restrictions in the instruments governing our indebtedness, we will be limited in how we conduct our business and we may be unable to raise additional debt or equity financing to take advantage of new business opportunities. In addition, our ability to satisfy the financial ratios required by our instruments of indebtedness can be affected by events beyond our control and we cannot assure you that we will meet these ratios. We cannot assure you that we will be able to maintain compliance with these covenants in the future and, if we fail to do so, we may be in default under our revolving credit facility or the indenture, and we may be prohibited from undertaking actions that are necessary or desirable to maintain and expand our business.

Default under our revolving credit facility could allow the lenders to declare all amounts outstanding to be immediately due and payable. We have pledged substantially all of our assets to secure the debt under our revolving credit facility. If the lenders declare amounts outstanding under the revolving credit facility to be due, the lenders could proceed against those assets. Any event of default, therefore, could have a material adverse effect on our business if the creditors determine to exercise their rights.

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

Our level of indebtedness increases the possibility that we may be unable to generate cash sufficient to pay, when due, the principal of, interest on or other amounts due in respect of our indebtedness. Our indebtedness, combined with our other financial obligations and contractual commitments, could:

•
make it more difficult for us to satisfy our obligations with respect to our indebtedness, including our 7.25% senior unsecured notes and indebtedness under our credit agreement, and any failure to comply with the obligations under any of our debt instruments, including restrictive covenants, could result in an event of default under the indenture governing the notes, our revolving credit facility or any agreements governing other indebtedness;

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

Subject to the restrictions in our revolving credit facility and the indenture governing our senior notes, we may incur significant additional indebtedness. If we incur a substantial amount of additional indebtedness, the related risks that we face could become more significant. Additionally, the terms of any future debt that we may incur may impose requirements or restrictions that further affect our financial and operating flexibility or subject us to other events of default.

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

One of our key operating strategies is to selectively pursue acquisitions. We have made a number of acquisitions in the past and we expect that a significant portion of our future growth will continue to come from such transactions. We evaluate potential acquisitions on an ongoing basis. Our acquisitions pose many risks, including:

•	We may not be able to identify suitable acquisition candidates at prices we consider attractive;

•	We may not be able to compete successfully for identified acquisition candidates, complete future acquisitions or accurately estimate the financial effect of acquisitions on our business;

•	Future acquisitions may require us to issue common stock or spend significant cash, resulting in dilution of ownership or additional leverage;

•	We may have difficulty retaining an acquired company's key employees or customers;

•	We may have difficulty integrating acquired businesses, resulting in unforeseen difficulties, such as incompatible accounting, information management or other control systems;

•	Acquisitions may disrupt our business or distract our management from other responsibilities; and

•	As a result of an acquisition, we may need to record write-downs from future impairments of intangible assets, which could reduce our future reported earnings.

In connection with any acquisition that we make, there may be liabilities that we fail to discover or that we inadequately assess. Acquired entities may not operate profitably or result in improved operating performance. Additionally, we may not realize anticipated synergies. If our acquisitions perform poorly, our business and financial results could be adversely affected.

We have substantial investments in recorded goodwill and changes in future business conditions could cause these investments to become impaired, requiring substantial write-downs that would reduce our operating income and impact our financial position.

As of December 31, 2011, our goodwill was $808.5 million. The amount of our recorded goodwill may substantially increase in the future as a result of any acquisitions that we make. We evaluate the recoverability of recorded goodwill amounts annually, or when evidence of potential impairment exists. The annual impairment test is based on several factors requiring judgment. Principally, a decrease in expected reporting unit cash flows or changes in market conditions may indicate potential impairment of recorded goodwill. If there is an impairment, we would be required to write down the recorded amount of goodwill, which would be reflected as a charge against operating income. During the second quarter, we completed our annual goodwill impairment test. Based on the results of step one of this test, no impairment losses were identified and performance of step two was not required.

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

For the years ended December 31, 2011 and 2010, we derived 14.4% and 24.1% of our revenues, respectively, from contracts in which we acted as a subcontractor to other contractors. Additionally, where we are named as a prime contractor, we may sometimes enlist other companies to perform some services under the contract as subcontractors. We expect to continue to depend on such relationships with other contractors for a portion of our revenues for the foreseeable future. Our business, prospects, financial condition or operating results could be harmed if other contractors eliminate or reduce their contracts or joint venture relationships with us because they choose to establish relationships with our competitors; they choose to directly offer services that compete with our business; we choose to directly compete with them for services; the government terminates or reduces these other contractors' programs; or the government does not award them new contracts.

If our subcontractors or joint venture partners fail to perform their contractual obligations, our performance and reputation as a prime contractor and our ability to obtain future business could suffer.

As a prime contractor, we often rely significantly upon other companies as subcontractors to perform work we are obligated to perform for our customers. If one or more of our subcontractors fail to perform satisfactorily the agreed-upon services on a timely basis, or violate government contracting policies, laws or regulations, our ability to perform our obligations or meet our customers' expectations as a prime contractor may be compromised. In some cases, we have limited involvement in the work performed by the subcontractors but are nevertheless responsible for such work. In extreme cases, performance or other deficiencies on the part of our subcontractors could result in a customer terminating our contract for default. A default termination could expose us to a liability for the agency's costs of reprocurement, damage our reputation and hurt our ability to compete for future contracts and task orders.

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

Our overall profit margins on our contracts may decrease and our results of operations could be adversely affected if materials and subcontract revenues grow at a faster rate than labor-related revenues.

Our revenues are generated both from the efforts of our employees (labor-related revenues) and from the receipt of payments for the cost of materials and subcontracts we use in connection with performing our services (materials and subcontract revenues). Generally, our materials and subcontract revenues have lower profit margins than our labor-related revenues. If our materials and subcontract revenues grow at a faster rate than labor-related revenues, our overall profit margins may decrease and our profitability could be adversely affected.

Our business operations involve considerable risks and hazards. An accident or incident involving our employees or third parties could harm our reputation, affect our ability to compete for business, and if not adequately insured or indemnified, could adversely affect our results of operations and financial condition.

Our business involves providing services that require some of our employees to operate in countries that may be experiencing political unrest, war or terrorism. As a result, during the course of such deployments we are exposed to liabilities arising from accidents or incidents involving our employees or third parties. Any of these types of accidents or incidents could involve significant potential injury or other claims by employees and/or third parties. It is also possible that we will encounter unexpected costs in connection with additional risks inherent in sending our employees to dangerous locations, such as increased insurance costs, as well as the repatriation of our employees or executives for reasons beyond our control.

We maintain insurance policies that mitigate risk and potential liabilities related to our operations. Our insurance coverage may not be adequate to cover those claims or liabilities, and we may be forced to bear substantial costs from an accident or incident. Substantial claims in excess of our related insurance coverage could adversely affect our operating performance and may result in additional expenses and possible loss of revenues.

Furthermore, any accident or incident for which we are liable, even if fully insured, may result in negative publicity which could adversely affect our reputation among our customers and the public, which could result in us losing existing and future contracts or make it more difficult to compete effectively for future contracts. This could adversely affect our operating performance and may result in additional expenses and possible loss of revenues.

Our employees or subcontractors may engage in misconduct or other improper activities, which could cause us to lose customers or affect our ability to contract with the federal government.

Because we are a government contractor, should an employee or subcontractor commit fraud or should other misconduct occur, such occurrences could have an adverse impact on our business and reputation. Misconduct by employees, subcontractors or joint venture partners could involve intentional failures to comply with federal laws including: federal government procurement regulations; requirements for handling of sensitive or classified information; the terms of our contracts; or proper time-keeping practices. These actions could lead to civil, criminal and/or administrative penalties (including fines, imprisonment, suspension and/or debarment from performing federal government contracts) and harm our reputation. The precautions we take to prevent and detect such activity may not be effective in controlling unknown or unmanaged risks or losses.

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

While many of our contracts with the federal government limit our liability for damages that may arise from negligence in rendering services to our customers, we cannot be sure that these contractual provisions will protect us from liability for damages if we are sued. Furthermore, our errors and omissions and product liability insurance coverage may not continue to be available on reasonable terms or in sufficient amounts to cover one or more large claims. In addition, the insurer may disclaim coverage as to some types of future claims. The successful assertion of any large claim against us could seriously harm our business. Even if unsuccessful, these claims could result in significant legal and other costs may be a distraction to our management and/or may harm our reputation.

We may be unable to adequately maintain our systems and safeguard the security of our data, which may adversely impact our ability to operate our business and cause reputational harm and financial loss.
We rely on secure and efficient processing, storage and transmission of customer and company data, including personally identifiable information and classified and other sensitive customer information. Our ability to effectively operate our business depends upon our ability and the ability of certain third parties, including vendors and business partners, to access our computer systems to perform necessary business functions. Our business and operations also depend upon our ability to safeguard confidential and proprietary information belonging to us, our employees, and our customers. Our systems may be vulnerable to unauthorized access and hackers, computer viruses, stolen or lost hardware and other scenarios in which our data may be vulnerable to a breach. Such incidents could result in reputational harm to us, which could affect our business and results of operations.
Security breaches in customer systems could adversely affect our business.

Many of the programs we support and systems we develop, install and maintain involve managing and protecting information involved in intelligence, national security and other classified or sensitive customer functions. While we have programs designed to comply with relevant security laws, regulations and restrictions, a security breach in one of these systems could cause serious harm to our business, damage our reputation and prevent us from being eligible for further work on critical systems for our current customers or for other federal government customers generally. Losses that we could incur from such a security breach could exceed the policy limits that we have for errors and omissions and product liability insurance coverage. Damage to our reputation or limitations on our eligibility for additional work resulting from a security breach in one of the systems we develop, install and maintain could materially reduce our revenues.

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

We face risks associated with our international business.

Our business operations are subject to a variety of risks associated with conducting business internationally, including:

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

Although such risks have not significantly impacted our business to date, we do not know the impact that these regulatory, geopolitical and other factors could have on our business in the future.

Risks Related to Our Stock

Our quarterly operating results may fluctuate.

Our quarterly revenues and operating results may fluctuate as a result of a number of factors, many of which are outside of our control. For these reasons, comparing our operating results on a period-to-period basis may be of limited significance in some cases, and as such, you should not rely on our past results as an indication of our future performance. While our financial results may be negatively affected by any of the risk factors identified in this section of our Form 10-K, a number of factors could cause our revenues, cash flows and operating results to vary from quarter-to-quarter, including:

•	Timing of award or performance incentive fee notices;

•	Fluctuations in revenues earned on fixed-price contracts and contracts with a performance-based fee structure;

•	Commencement, completion or termination of contracts during any particular quarter;

•	Reallocation of funds to customers due to priority;

•	Timing of significant bid and proposal costs;

•	Variable purchasing patterns under government contracts, blanket purchase agreements and ID/IQ contracts;

•	Seasonal or quarterly fluctuations in our workdays and staff utilization rates;

•	Strategic decisions by us or our competitors, such as acquisitions, divestitures, spin-offs and joint ventures;

•	Changes in Presidential administrations and senior federal government officials that affect the timing of technology procurement;

•	Changes in federal government policy or budgetary measures that adversely affect government contracts in general; and

•	Changes in the volume of purchase requests from customers for equipment and materials.

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

We may change our dividend policy in the future.

In May 2011, our Board of Directors approved the initiation of a regular cash dividend program. In 2011, we paid semi-annual cash dividends. For 2012, we anticipate paying quarterly dividends. Any future payment of dividends, including the timing and amount of any such dividends, however, will be at the discretion of our Board of Directors and will depend upon our earnings, liquidity, financial condition and such other factors as our Board of Directors considers relevant. A change in our dividend policy could have an adverse effect on the market price of our common stock.

Mr. Pedersen, our Chairman and Chief Executive Officer, effectively controls our Company, and his interests may not be aligned with those of other stockholders.

As of December 31, 2011, Mr. Pedersen owned approximately 35.8% of our total outstanding shares of common stock. Holders of our Class B common stock are entitled to ten votes per share, while holders of our Class A common stock are entitled to only one vote per share. Mr. Pedersen beneficially owned 13,192,845 shares of Class B common stock as of December 31, 2011, thus he controlled approximately 84.8% of the combined voting power of our stock as of December 31, 2011. Accordingly, Mr. Pedersen controls the vote on all matters submitted to a vote of our stockholders. As long as Mr. Pedersen beneficially owns a majority of the combined voting power of our common stock, he will have the ability, without the consent of our public stockholders, to elect all members of our Board of Directors and to control our management and affairs.

Mr. Pedersen's voting control may have the effect of preventing or discouraging transactions involving an actual or a potential change of control of the Company, regardless of whether a premium is offered over then-current market prices. Mr. Pedersen will be able to cause a change of control of the Company. Mr. Pedersen's voting control could adversely affect the trading price of our common stock if investors perceive disadvantages in owning stock in a company with such concentrated ownership.

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

We lease our office facilities and we do not own any facilities or real estate materially important to our operations. Our facilities are leased in close proximity to our customers. Since 1992, we have leased our corporate headquarters office building in Fairfax, Virginia. The lease on this facility expires in March 2020. As of December 31, 2011, we leased 32 additional operating facilities throughout the metropolitan Washington, D.C. area and 46 facilities in other parts of the United States. We also have employees working at customer sites throughout the United States and in other countries.

We believe our current facilities are adequate to meet our current needs. We do not anticipate any significant difficulty in renewing our leases or finding alternative space to lease upon the expiration of our leases and to support our future growth. Lease expiration dates range from years 2012 through 2024.

The following table provides information concerning certain leased properties.

Lease Properties as of December 31, 2011	Approximate Square Footage	General Usage
Chantilly, VA	182,000	General Office
Herndon, VA	139,000	General Office
Hanover, MD	126,000	General Office and Warehouse
Fayetteville, NC	108,000	General Office and Warehouse
Stafford, VA	100,000	General Office and Warehouse
Falls Church/Vienna, VA	96,000	General Office
Arlington, VA	90,000	General Office
Fairfax, VA	84,000	General Office
BelCamp, MD	63,000	General Office
Springfield, VA	55,000	General Office and Warehouse
Lorton, VA	51,000	General Office and Warehouse
Lexington Park, MD	43,000	General Office
Huntsville, AL	38,000	General Office and Lab
Warren, MI	38,000	General Office and Warehouse
Miami, FL	29,000	General Office and Warehouse
Fairmont, WV	25,000	General Office
Sarasota, FL	20,000	General Office
Foreign Locations	4,000	General Office
Other Locations	363,000	General Office and Warehouse

Item 3.	Legal Proceedings

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

Item 4.	Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our Class A common stock has been quoted on the Nasdaq Stock Market under the symbol “MANT” since our initial public offering on February 7, 2002. The following table sets forth, for the periods indicated, the high and low prices of our shares of common stock, as reported on the Nasdaq Stock Market.

2011	High	Low
First Quarter	$44.57	$38.76
Second Quarter	$45.53	$41.45
Third Quarter	$46.26	$29.33
Fourth Quarter	$38.19	$29.79

2010	High	Low
First Quarter	$51.83	$43.75
Second Quarter	$51.00	$41.95
Third Quarter	$42.63	$34.69
Fourth Quarter	$42.20	$38.56

There is no established public market for our Class B common stock.

As of February 21, 2012, there were 52 holders of record of our Class A common stock and 3 holders of record of our Class B common stock. The number of holders of record of our Class A common stock is not representative of the number of beneficial holders because many of the shares are held by depositories, brokers or nominees.

Dividend Policy

In May 2011, our Board of Directors approved the initiation of a regular cash dividend program. During fiscal year 2011, we declared and paid two semi-annual dividends, each in the amount of $0.42 per share, on all issued and outstanding shares of common stock. For 2012, we anticipate paying quarterly dividends, each in the amount of $0.21 per share. While we expect to continue the regular cash dividend program, any future dividends declared will be at the discretion of our Board of Directors and will depend, among other factors, upon our results of operations, financial condition and cash requirements, as well as such other factors our Board or Directors deems relevant.

Recent Sales of Unregistered Securities

We did not issue or sell any securities in fiscal year 2011 that were not registered under the Securities Act of 1933. The issuance of shares to the Employee Stock Ownership Plan did not constitute sales within the meaning of the Securities Act.

Equity Compensation Plan Information

Information regarding our equity compensation plans and the securities authorized for issuance thereunder is incorporated by reference in Item 12.

Purchase of Equity Securities

The following table provides information on a monthly basis for the year ended December 31, 2011, with respect to the Company purchase of equity securities:

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased Under the Plans or Programs
January 1 to January 31, 2011	—	$—	—	—
February 1 to February 28, 2011	—	$—	—	—
March 1 to March 31, 2011	1,073	$41.45	—	—
April 1 to April 30, 2011	—	$—	—	—
May 1 to May 31, 2011	—	$—	—	—
June 1 to June 30, 2011	—	$—	—	—
July 1 to July 31, 2011	—	$—	—	—
August 1 to August 31, 2011	—	$—	—	—
September 1 to September 30, 2011	—	$—	—	—
October 1 to October 31, 2011	—	$—	—	—
November 1 to November 30, 2011	—	$—	—	—
December 1 to December 31, 2011	—	$—	—	—

(1) As allowed under the terms of our 2011 Management Incentive Plan, ManTech accepted shares of its common stock in the month ended March 31, 2011 from employees for tax withholdings in connection with the vesting of restricted stock. Such shares of common stock are settled at cost and held as treasury shares to be used for general corporate purposes.

Performance Graph

The stock performance graph compares ManTech common stock to Nasdaq Stock Market (U.S.) Index, Standard & Poor's MidCap 400 Index, the Russell 2000 Index and our Peer Group Index. Our peer group consists of CACI International Inc.; Dynamics Research Corporation; NCI, Inc.; and SAIC. The period measured is December 31, 2006 to December 31, 2011. The graph assumes an investment of $100 for each of the groups with reinvestment of all dividends.

Comparison of 5 Year Cumulative Total Return
Assumes Initial Investment of $100
December 2011
250
200
150
100
50
0
2006
2007
2008
2009
2010
2011
Mantech International Corporation
S&P Midcap 400 Index
NASDAQ Composite-Total Returns
Russell 2000 Index
Peer Group

Item 6.	Selected Financial Data

The selected financial data presented below for each of the five years ended December 31, 2011 is derived from our audited consolidated financial statements. The selected financial data presented below should be read in conjunction with our consolidated financial statements, the notes to our consolidated financial statements and Item 7 “Management's Discussion and Analysis of Financial Condition and Results of Operations.”

	Year Ended December 31,
	2011 (a)	2010 (b)	2009 (c)	2008 (d)	2007 (e)
	(in thousands, except per share amounts)
Statement of Income Data:
Revenues	$2,869,982	$2,604,038	$2,020,334	$1,870,879	$1,448,098
Cost of services	2,453,679	2,208,631	1,668,763	1,565,198	1,214,150
General and administrative expenses	188,949	180,267	172,492	152,323	120,244
Operating income	227,354	215,140	179,079	153,358	113,704
Interest expense	(15,791)	(12,567)	(1,141)	(3,978)	(5,103)
Interest income	332	361	215	812	1,261
Other income (expense), net	3,607	(483)	355	(233)	263
Income from continuing operations before income taxes	215,502	202,451	178,508	149,959	110,125
Provision for income taxes	(82,196)	(77,355)	(66,744)	(59,667)	(42,798)
Income from continuing operations	133,306	125,096	111,764	90,292	67,327
(Loss) gain from discontinued operations, net of taxes	—	—	—	—	(458)
Gain on disposal of discontinued operation, net of taxes (sold to CEO)	—	—	—	—	338
Net income	$133,306	$125,096	$111,764	$90,292	$67,207
Basic earnings per share from continuing operations - Class A and B (f)	$3.64	$3.45	$3.13	$2.58	$1.97
Diluted earnings per share from continuing operations - Class A and B (f)	$3.63	$3.43	$3.11	$2.55	$1.95

Balance Sheet Data:
Cash and cash equivalents	$114,483	$84,829	$86,190	$4,375	$8,048
Working capital	$300,366	$282,496	$276,087	$140,744	$68,409
Total assets	$1,760,206	$1,590,477	$1,100,747	$1,021,712	$937,503
Long-term debt	$200,000	$200,000	$—	$—	$39,000
Total stockholders' equity	$1,089,257	$966,343	$817,465	$680,536	$551,305

Statement of Cash Flows Data:
Cash flow from operating activities	$221,355	$171,445	$132,247	$127,266	$63,324
Cash flow from investing activities	$(165,475)	$(382,161)	$(20,014)	$(39,162)	$(275,286)
Cash flow from financing activities	$(26,226)	$209,355	$(30,418)	$(91,777)	$178,500

(a)
On November 15, 2011, we acquired Worldwide Information Network Systems, Inc. (WINS) for $90.0 million. WINS added $8.5 million in revenues to our 2011 results. For further information on acquisitions see Note 3 to our consolidated financial statements in Item 8.

On June 15, 2011 and December 8, 2011, we paid semi-annual dividends of $0.42 per share on all issued and outstanding shares of common stock. Dividend payments totaled $30.8 million in 2011.

On April 8, 2011, we received approximately $3.2 million in proceeds, with an additional $0.5 million held in escrow to be distributed no later than December 15, 2012, for the sale of our investment of less than 5% in NetWitness Corporation. The sale of our investment resulted in a pre-tax gain of approximately $3.7 million, which was recorded in other income in the Company's statement of income for the year ended December 31, 2011. For further information on the sale of our investment see Note 14 to our consolidated financial statements in Item 8.

On February 11, 2011, we acquired TranTech, Inc. (TranTech) for $21.5 million. TranTech added $12.5 million in revenues to our 2011 results. For further information on acquisitions see Note 3 to our consolidated financial statements in Item 8.

(b)
On December 23, 2010, we acquired MTCSC, Inc. (MTCSC) for $76.7 million. MTCSC added $0.8 million in revenues to our 2010 results. For further information on acquisitions see Note 3 to our consolidated financial statements in Item 8.

On October 8, 2010, we acquired QinetiQ North America's (QNA) Securities and Intelligence Solution (S&IS) business for $60.0 million. S&IS added $10.5 million in revenues to our 2010 results. For further information on acquisitions see Note 3 to our consolidated financial statements in Item 8.

Effective April 13, 2010, we issued $200.0 million of 7.25% senior unsecured notes due 2018. The proceeds from the issuance are reflected in the cash flow from financing activities.

On January 15, 2010, we acquired Sensor Technologies Inc. (STI) for $241.4 million, which included a favorable $0.6 million working capital adjustment. STI added $518.0 million in revenues to our 2010 results. For further information on acquisitions see Note 3 to our consolidated financial statements in Item 8.

(c)
On March 13, 2009, we acquired DDK Technologies Group (DDK) for $14.0 million. DDK added $7.6 million in revenues to our 2009 results. For further information on acquisitions see Note 3 to our consolidated financial statements in Item 8.

(d)	On November 28, 2008, we acquired EWA Services, Inc. (EWA) for $12.4 million, which includes a $0.4 million working capital adjustment. EWA added $1.8 million in revenues to our 2008 results.

On August 29, 2008, we acquired Emerging Technologies Group, USA, Inc. (ETG) for $25.1 million, which includes $0.1 million in transaction fees. ETG added $3.4 million in revenues to our 2008 results.

(e)	On December 18, 2007, we acquired McDonald Bradley, Inc. (MBI) for $78.9 million, which includes $0.4 million in transaction fees. MBI added $1.2 million in revenues to our 2007 results.

On May 7, 2007, were acquired SRS Technologies (SRS) for $199.1 million, which includes $1.2 million in transaction fees. SRS added $139.1 million in revenues to our 2007 results.

On February 23, 2007, we sold our MSM Security Services subsidiary business (MSM) to MSM Security Services Holdings, LLC for $3.0 million in cash. The sale resulted in a pre-tax gain of $0.6 million. MSM Security Services Holdings, LLC was solely owned by George J. Pedersen, our Chairman and Chief Executive Officer (CEO).

In January 2007, Mr. Pedersen received a distribution of 609,296 shares of Class B common stock, which had been held by the ManTech International Corporation Supplemental Executive Retirement Plan for the benefit of George J. Pedersen. We recognize an $8.6 million tax benefit on the distribution from the trust. The tax benefit was recorded to additional paid-in-capital.

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

The following discussion of our financial condition and results of operations should be read together with the consolidated financial statements and the notes to those statements included in Item 8 of this document. This discussion contains forward-looking statements that involve risks and uncertainties. For a description of these forward-looking statements, refer to Part I - “Forward-Looking Statements.” A description of factors that could cause actual results to differ materially from the results we anticipate include, but are not limited to, those discussed in Item 1A - “Risk Factors,” as well as discussed elsewhere in this Annual Report.

Overview

ManTech is a leading provider of innovative technologies and solutions for mission-critical national security programs for the intelligence community; Departments of Defense, State, Homeland Security, Energy and Justice, including the Federal Bureau of Investigations (FBI); the space community; and other U.S. federal government customers. We combine deep domain understanding and technical capability to deliver comprehensive IT, systems engineering, technical and other services and solutions primarily in support of mission critical national security programs for the intelligence community and DoD. Our broad set of services is generally deployed in custom combinations to best address the requirements of our customers' long-term programs. They generally include the following solution sets that are aligned with the long-term needs of our national security clients: command, control, communications, computers, intelligence, surveillance and reconnaissance (C4ISR) lifecycle support; cyber security; global logistics support; intelligence/counter-intelligence support, information technology modernization and sustainment; systems engineering; and test and evaluation. ManTech supports major national missions, such as military readiness, terrorist threat detection, information security and border protection.

We derive revenues primarily from contracts with U.S. government agencies that are focused on national security and as a result, funding for our programs is generally linked to trends in U.S. government spending in the areas of defense, intelligence, homeland security and other federal agencies. As it relates to the evolving terrorist threats and world events, the U.S. government has continued to increase its overall defense, intelligence and homeland security budgets. However, this trend may not continue due to the mounting deficit of the U.S. government and public pressure to reduce U.S. government spending. See Item 1A Risk Factors for more information.

For the years ended December 31, 2011, 2010 and 2009, 96.6%, 95.8% and 95.0%, respectively, of our revenues were derived from our customers in the intelligence community and the Department of Defense. These customers include the Office of the Secretary of Defense; the Department of State; the Department of Homeland Security; various intelligence agencies; federal intelligence and terrorism task forces; the U.S. Army, Navy, Air Force and Marine Corps; and joint military commands. We also provide solutions to federal government civilian agencies, including National Aeronautics and Space Administration and Patent and Trademark Office, as well as to state and local governments and commercial customers. The following table shows revenues from each type of customer as a percentage of total revenues for the periods presented.

	Year Ended December 31,
	2011	2010	2009
Department of Defense and intelligence agencies	96.6%	95.8%	95.0%
Federal civilian agencies	2.6%	2.9%	3.2%
State agencies, international agencies and commercial entities	0.8%	1.3%	1.8%
Total Revenues	100.0%	100.0%	100.0%

We provide our services and solutions under three types of contracts: time-and-materials; cost-reimbursable; and fixed-price. Our contract mix varies from year-to-year due to numerous factors, including our business strategies and federal government procurement objectives. Recently, our customers have increasingly procured our services under cost-reimbursable contracts, rather than time-and-material contracts. We expect this trend to continue during 2012. The following table shows revenues from each of these types of contracts as a percentage of total revenues for the periods presented.

	Year Ended December 31,
	2011	2010	2009
Time-and-materials	50.5%	63.7%	68.1%
Cost-reimbursable	33.6%	20.9%	19.6%
Fixed-price	15.9%	15.4%	12.3%
Total Revenues	100.0%	100.0%	100.0%

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

Fixed-price contracts-Under fixed-price contracts, we perform specific tasks for a fixed price. Compared to cost-reimbursable and time-and-materials contracts, fixed-price contracts generally offer higher profit margin opportunities but involve greater financial risk because we bear the impact of cost overruns in return for the full benefit of any cost savings. We generally do not undertake complex, high-risk work, such as long-term software development, under fixed price terms. Fixed-price contracts may include either a product delivery or specific service performance over a defined period. Revenues on fixed-price contracts that provide for the Company to render services throughout a period is recognized as earned according to contract terms as the service is provided on a proportionate performance basis. For fixed-price contracts that provide for the delivery of a specific product with related customer acceptance provisions, revenues are recognized as those products are delivered and accepted.

We derive a majority of our revenues from contracts directly with the U.S. government or as a subcontractor to other providers of services to the U.S. government. The following table shows our revenues as prime contractor and as subcontractor as a percentage of our total revenues for the following periods:

	Year Ended December 31,
	2011	2010	2009
Prime contract revenues	85.6%	75.9%	64.8%
Subcontract revenues	14.4%	24.1%	35.2%
Total Revenues	100.0%	100.0%	100.0%

Several years ago, management decided to pursue a prime position on contracts by bidding as a prime and through the acquisition of companies holding a prime position on desired contract vehicles. As a result, our prime contract revenues as a percentage of our total revenues has continued to increase since 2008. The primary driver of our increase in prime contract revenues in 2010 and 2011 is due to the Strategic Services Sourcing (S3) vehicle acquired with our acquisition of STI.

Revenues

Substantially all of our revenues are derived from services and solutions provided to the federal government or to prime contractors supporting the federal government, including services provided by our employees, our subcontractors and through solutions that include third-party hardware and software that we purchase and integrate as a part of our overall solutions. These requirements may vary from period-to-period depending on specific contract and client requirements. Since we earn higher profits from labor services that our employees provide compared with subcontracted efforts and other reimbursable items such as hardware and software purchases for clients, we seek to optimize our labor services on all of our engagements.

Cost of Services

Cost of services primarily includes direct costs incurred to provide our services and solutions to customers. The most significant portion of these costs are direct labor costs, including salaries and wages, plus associated fringe benefits of our employees directly serving customers, in addition to the related management, facilities and infrastructure costs. Cost of services also includes other direct costs, such as the costs of subcontractors and outside consultants and third-party materials, including hardware or software that we purchase and provide to the customer as part of an integrated solution. Since we earn higher profits on our own labor services, we expect the ratio of cost of services as a percent of revenues to decline when our labor services mix increases relative to subcontracted labor or third-party materials. Conversely, as subcontracted labor or third-party material purchases for customers increase relative to our own labor services, we expect the ratio of cost of services as a percent of revenues to increase. Changes in the mix of services and equipment provided under our contracts can result in variability in our contract margins. As a result of our increasing percentage of work in which we are the prime contractor, our use of subcontractors has continued to increase in both 2010 and 2011.

General and Administrative Expenses

General and administrative expenses include the salaries and wages, plus associated fringe benefits of our employees not performing work directly for clients, and associated facilities costs. Among the functions covered by these costs are corporate business development, bid and proposal, contracts administration, finance and accounting, legal, corporate governance and executive and senior management. In addition, we included stock-based compensation, as well as depreciation and amortization expense related to the general and administrative function. Depreciation and amortization expenses include the depreciation of computers, furniture and other equipment, the amortization of third party software we use internally, leasehold improvements and intangible assets. Intangible assets include customer relationships and contract backlogs acquired in business combinations, and are amortized over their estimated useful lives.

Interest Expense

Interest expense is primarily related to interest expense incurred or accrued under our outstanding borrowings, our 7.25% senior secured notes and deferred financing charges.

Interest Income

Interest income is primarily from cash on hand and notes receivable.

Results of Operations

Year Ended December 31, 2011 Compared to Year Ended December 31, 2010

Consolidated Statements of Income

The following table sets forth certain items from our consolidated statements of income and the relative percentages that certain items of expense and earnings bear to revenues as well as the year-over-year change from December 31, 2010 to December 31, 2011.

	Year Ended December 31,				Year-to-Year Change
	2011	2010	2011	2010	2010 to 2011
	Dollars		Percentages		Dollars	Percent
	(dollars in thousands)
REVENUES	$2,869,982	$2,604,038	100.0%	100.0%	$265,944	10.2%
Cost of services	2,453,679	2,208,631	85.5%	84.8%	245,048	11.1%
General and administrative expenses	188,949	180,267	6.6%	6.9%	8,682	4.8%
OPERATING INCOME	227,354	215,140	7.9%	8.3%	12,214	5.7%
Interest expense	(15,791)	(12,567)	0.5%	0.5%	(3,224)	25.7%
Interest income	332	361	—%	—%	(29)	(8.0)%
Other income (expense), net	3,607	(483)	0.1%	—%	4,090	846.8%
INCOME FROM OPERATIONS BEFORE INCOME TAXES	215,502	202,451	7.5%	7.8%	13,051	6.4%
Provision for income taxes	(82,196)	(77,355)	2.9%	3.0%	(4,841)	6.3%
NET INCOME	$133,306	$125,096	4.6%	4.8%	$8,210	6.6%

Revenues

Revenues increased 10.2% to $2.87 billion for the year ended December 31, 2011, compared to $2.60 billion for the same period in 2010. Revenue growth of $176.8 million came from organic growth due to contract awards and expansion on prime positions in our C4ISR support business, including the S3 contract vehicle. Our acquisitions of S&IS, MTCSC, TranTech and WINS contributed revenue growth of $128.8 million. These increases were partially offset by a decrease in our global logistic services contracts.

We expect growth in revenues in 2012 as a result of our recent acquisitions and recent and anticipated contract awards in the areas of C4ISR and cyber security. However we recognize that the government has expressed its intention to decrease its budgets related to professional and technical services contracts in the coming years. Additionally, U.S. combat troops withdrew from Iraq at the end of 2011 and the United States Secretary of Defense has announced the planned withdrawal of U.S. combat troops from Afghanistan in 2013.

Cost of services

Cost of services increased 11.1% to $2.45 billion for the year ended December 31, 2011, compared to $2.21 billion for the same period in 2010. The increase in cost of services was primarily due to our acquisitions and continued organic growth. As a percentage of revenues, cost of services increased to 85.5% for the year 2011 as compared to 84.8% for the same period in 2010. Direct labor costs, which include applicable fringe benefits and overhead, increased 8.2% for the year ended December 31, 2011 over the same period in 2010, primarily due to our acquisitions. As a percentage of revenues, direct labor costs decreased to 34.2% for the year ended December 31, 2011, as compared to 34.8% for the same period in 2010. Other direct costs, which include subcontractors and third party equipment and materials used in the performance of our contracts, increased by 13.1% for the year ended December 31, 2011 over the same period in 2010. As a percentage of revenues, other direct costs increased from 50.0% for the year ended December 31, 2010 to 51.3% for the same period in 2011. The increase in other direct costs as a percentage of revenues is primarily due to increasing subcontractor costs related to our increasing position as a prime on contracts. We expect cost of services in fiscal year 2012 to increase consistent with our growth in revenue. As a percentage of sales, we expect cost of services to increase in 2012 primarily due to our continued trend towards cost reimbursable type contracts, which tend to have lower profit margins, and continued high percentage of subcontractors.

General and administrative expenses

General and administrative expenses increased 4.8% to $188.9 million for the year ended December 31, 2011, compared to $180.3 million for the same period in 2010. The increase was primarily due to our acquisitions, higher bid and proposal expenses driven by a few large proposals, higher expenses for non-recurring legal services related to a case in which the Company is the plaintiff and stock-based compensation expenses increased due to higher forfeitures in 2010 resulting from the resignation of the Company's former Chief Operating Officer. As a percentage of revenues, general and administrative expenses decreased to 6.6% from 6.9% for the years ended December 31, 2011 and 2010, respectively due to the leveraging of our general and administrative expense over a larger base. We expect general and administrative expenses as a percentage of revenues in 2012 to remain relatively consistent with 2011.

Interest expense

Interest expense increased to $15.8 million for the year ended December 31, 2011, compared to $12.6 million for the same period in 2010. The increase in interest expense is primarily related to our 7.25% senior unsecured notes being outstanding for all of 2011 as compared to nine months of 2010. We incurred $15.0 million of interest expense for the year ended December 31, 2011 related to our 7.25% senior unsecured notes issued in April 2010. In 2012, we expect our interest expense to vary depending on our cash on hand balances and the use of our credit facility for future acquisitions.

Interest income

Interest income decreased to $0.3 million for the year ended December 31, 2011, compared to $0.4 million for the same period in 2010.

Other income (expense), net

Other income was $3.6 million for the year ended December 31, 2011, compared to other expense of $0.5 million for the same period in 2010. The increase was due to the sale of our investment in NetWitness Corporation, which resulted in a gain of $3.7 million for the year ended December 31, 2011.

Provision for income taxes

The provision for income taxes increased to $82.2 million for the year ended December 31, 2011, compared to $77.4 million for the same period in 2010. Our effective income tax rates were 38.1% and 38.2% for the years ended December 31, 2011 and 2010, respectively.

Net income

Net income increased 6.6% to $133.3 million for the year ended December 31, 2011, compared to $125.1 million for the same period in 2010. The increase was due to higher revenues, which are primarily driven by our acquisitions, as well as a gain we recorded due to the sale of an investment.

Year Ended December 31, 2010 Compared to Year Ended December 31, 2009

Consolidated Statements of Income

The following table sets forth certain items from our consolidated statements of income and the relative percentages that certain items of expense and earnings bear to revenues as well as the year-over-year change from December 31, 2009 to December 31, 2010.

	Year Ended December 31,				Year-to-Year Change
	2010	2009	2010	2009	2009 to 2010
	Dollars		Percentages		Dollars	Percent
	(dollars in thousands)
REVENUES	$2,604,038	$2,020,334	100.0%	100.0%	$583,704	28.9%
Cost of services	2,208,631	1,668,763	84.8%	82.6%	539,868	32.4%
General and administrative expenses	180,267	172,492	6.9%	8.5%	7,775	4.5%
OPERATING INCOME	215,140	179,079	8.3%	8.9%	36,061	20.1%
Interest expense	(12,567)	(1,141)	0.5%	0.1%	(11,426)	1,001.4%
Interest income	361	215	—%	—%	146	67.9%
Other income (expense), net	(483)	355	—%	—%	(838)	(236.1)%
INCOME FROM OPERATIONS BEFORE INCOME TAXES	202,451	178,508	7.8%	8.8%	23,943	13.4%
Provision for income taxes	(77,355)	(66,744)	3.0%	3.3%	(10,611)	15.9%
NET INCOME	$125,096	$111,764	4.8%	5.5%	$13,332	11.9%

Revenues

Revenues increased 28.9% to $2.60 billion for the year ended December 31, 2010, compared to $2.02 billion for the same period in 2009. The increase was primarily due to our acquisitions of STI on January 15, 2010. C4ISR services contributed revenue growth of $576.4 million, including $518.0 million from contracts obtained through the acquisition of STI. Revenue growth of $50.6 million came from our cyber security related contracts. These increases were partially offset by a decrease due to lower procurement of materials on our contracts for installation, sustainment and repair of communication systems and heavily armored vehicles designed to counter or clear mines and improvised explosive devices (IED), such as the Route Clearance family of vehicles supporting U.S. Army Tank-Automotive Armament Command.

Cost of services

Cost of services increased 32.4% to $2.21 billion for the year ended December 31, 2010, compared to $1.67 billion for the same period in 2009. The increase in cost of services was primarily due to our acquisition of STI. As a percentage of revenues, cost of services increased to 84.8% for the year 2010 as compared to 82.6% for the same period in 2009. Direct labor costs, which include applicable fringe benefits and overhead, increased 15.9% over the period in 2009 primarily due to growth in staff supporting global logistics, supply chain management and Intelligence, Surveillance Reconnaissance programs, as well as our acquisitions. As a percentage of revenues, direct labor costs decreased to 34.8% for the year ended December 31, 2010, as compared to 38.7% for the same period in 2009. The decrease in direct labor as a percentage of revenues was primarily due to the relative mix of direct labor and other direct costs. Other direct costs, which include subcontractors and third party equipment and materials used in the performance of our contracts, increased by 46.9% over the same period in 2009. The increase in other direct costs was primarily due to subcontractors related to STI contracts. As a percentage of revenues, other direct costs increased from 43.9% for the year ended December 31, 2009 to 50.0% for the same period in 2010. The increase of other direct costs as a percentage of revenues was primarily due to the relative mix of direct labor and other direct costs.

General and administrative expenses

General and administrative expenses increased 4.5% to $180.3 million for the year ended December 31, 2010, compared to $172.5 million for the same period in 2009. The increase was primarily due to the amortization of intangible assets from our acquisitions. As a percentage of revenues, general and administrative expenses decreased to 6.9% from 8.5% for the years ended December 31, 2010 and 2009, respectively, due to the leveraging of our general and administrative expense over a larger base.

Interest expense

Interest expense increased to $12.6 million for the year ended December 31, 2010, compared to $1.1 million for the same period in 2009. We incurred $10.7 million of interest expense for the year ended December 31, 2010 related to our 7.25% senior unsecured notes issued in April 2010. We utilized proceeds from the note issuance to pay off all outstanding borrowings under our revolving credit facility. Borrowings under our revolving credit facility were used to finance the acquisition of STI. The interest rate on the 7.25% senior unsecured notes is higher than interest currently available to us under our revolving credit facility.

Interest income

Interest income increased to $0.4 million for the year ended December 31, 2010, compared to $0.2 million for the same period in 2009. There was increased average cash on hand, which generated interest income during the period.

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

Net income

Net income increased 11.9% to $125.1 million for the year ended December 31, 2010, compared to $111.8 million for the same period in 2009. The increase was due to higher revenues, which are primarily driven by our acquisitions.

Backlog

For the years ended December 31, 2011, 2010 and 2009 our backlog was $4.7 billion, $4.9 billion and $3.8 billion, respectively, of which $1.3 billion, $1.6 billion and $1.1 billion, respectively, was funded backlog. Backlog represents estimates that we calculate on a consistent basis. For additional information on how we compute backlog, see “Backlog” in Item 1.

Significant wins for the year ended December 31, 2011 include contracts from:

•	The U.S. Army's Tank-automotive and Armaments Command (TACOM) to continue providing logistics sustainment and support for the U.S. Military's Mine Resistant Ambush Protected (MRAP) Family of Vehicles.

•	The Department of Defense AMBIANCE program, to provide full spectrum system integration services that support its analytic modernization efforts.

•
The Naval Air Warfare Center Aircraft Division (NAWCAD) with a full range of research and development, design, integration and implementation support for the National Capital Region's fixed, deployable and mobile systems and provide the Special Communications Requirements (SCR) Division with services essential to meet quick-reaction mission functions.

•
The Space and Naval Warfare Systems Center Atlantic multiple award contract to provide scientific engineering and administrative support services to the Defense Advanced Research Project Agency (DARPA) Tactical Technology Office.

•
The Department of Justice (DOJ) Information Technology Support Services (ITSS-4) multiple award ID/IQ contract, to provide a wide range of lifecycle IT-related tasks and processes, including systems development,

IT planning, systems engineering, systems development and testing, systems programming and integration, systems conversions, interoperability verification and testing, cyber security, technology infusion, continuity of operations and other technology services for all DOJ components.

•	The Office of the Secretary of Defense (OSD), Director Developmental Test and Evaluation multiple award contract to provide engineering and test and evaluation (T&E) services.

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

Liquidity and Capital Resources

Historically, our primary liquidity needs are the financing of acquisitions, working capital and capital expenditures. Our primary sources of liquidity are cash provided by operations and our revolving credit facility.

On December 31, 2011, the Company's cash and cash equivalents balance was $114.5 million.  At December 31, 2011, there was no outstanding balance under our revolving credit facility. At December 31, 2011, we were contingently liable under letters of credit totaling $1.2 million, which reduces our ability to borrow under our revolving credit facility. The maximum available borrowings under our revolving credit facility at December 31, 2011 was $498.8 million. At December 31, 2011, we had $200.0 million outstanding of our 7.25% senior unsecured notes.

Generally, cash provided by operating activities is adequate to fund our operations. Due to fluctuations in our cash flows and the growth in our operations, it is necessary from time-to-time to increase borrowings under our revolving credit facility to meet cash demands.

Cash flows from operating activities

	Year Ended December 31,
	2011	2010	2009
	(in thousands)
Net cash flow from operating activities	$221,355	$171,445	$132,247

Our operating cash flow is primarily affected by the overall profitability of our contracts, our ability to invoice and collect from our clients in a timely manner and our ability to manage our vendor payments. We bill most of our clients and prime contractors monthly after services are rendered. Increased cash flow from operations during the year ended December 31, 2011 compared to the same period in 2010 was due to increased receivables, depreciation expense and billing in excess of revenue earned primarily related to a contract to provide mobile telecommunication services in Afghanistan, and net income, partially offset by the timing of vendor payables and decreased deferred income taxes. Our accounts receivable days sales outstanding (DSO) ratio, based on fourth quarter sales, was 71 and 67 at December 31, 2011 and 2010, respectively. The increase in our DSO ratio was primarily due to a delay in payment on our largest contract related to new contract audit procedures on invoices by DCAA. Increased cash flows from operations for the year ended December 31, 2010 compared to the same period for 2009 was a result of the timing of vendor payments and accrued salaries, increased net income and amortization expense, partially offset by the timing of receivables.

Cash flows from investing activities

	Year Ended December 31,
	2011	2010	2009
	(in thousands)
Net cash flow from investing activities	$(165,475)	$(382,161)	$(20,014)

Our cash flow from investing activities consists primarily of business acquisitions, expenditures for equipment, leasehold improvements and software. Increased cash outflows in 2011 for purchases of property and equipment of $54.5 million were primarily related to a mobile telecommunication network built for use on one of our contracts in Afghanistan and the acquisition of WINS for $87.1 million and TranTech for $20.2 million, partially offset by approximately $3.2 million in cash proceeds from the sale of an investment. Cash outflows in 2010 were primarily due to the acquisitions of STI, S&IS and MTCSC as well as capital expenditures for $13.3 million. Cash outflows in 2009 were primarily due to the acquisition of DDK and capital expenditures for $6.2 million.

Cash flows from financing activities

	Year Ended December 31,
	2011	2010	2009
	(in thousands)
Net cash flow from financing activities	$(26,226)	$209,355	$(30,418)

Cash outflow from financing activities during 2011 resulted primarily from the dividends paid of $30.8 million and debt issuance costs of $3.9 million for our new revolving credit facility, offset by the proceeds from the exercise of stock options for $8.2 million. Cash flow from financing during 2010 resulted primarily from the issuance of 7.25% senior unsecured notes for $200.0 million and the proceeds from the exercise of stock options for $13.8 million, offset by debt issuance costs for $5.0 million. The proceeds from our notes issuance were utilized to payoff outstanding amounts under our revolving credit facility. Cash outflow from financing during 2009 resulted primarily from the payments under our revolving credit facility of $44.1 million partially offset by the proceeds from the exercise of stock options of $12.6 million.

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

Borrowings under our revolving credit facility are collateralized by substantially all the assets of ManTech and its Material Subsidiaries (as defined in the credit agreement) and bear interest at one of the following variable rates as selected by the Company at the time of the borrowing: a London Interbank Offered Rate (LIBOR) based rate plus market spreads (initially 1.50%, then 1.25% to 2.25% based on the Company's consolidated total leverage ratio) or the lender's base rate plus market spreads (initially 0.50%, then 0.25% to 1.25% based on the Company's consolidated total leverage ratio). The maturity date for the credit agreement is October 12, 2016.

The terms of the credit agreement permit prepayment and termination of the loan commitments at any time, subject to certain conditions. The revolving credit facility requires the Company to comply with specified financial covenants, including the maintenance of a certain consolidated total leverage ratio, senior secured leverage ratio and fixed charge coverage ratio. The credit agreement also contains various covenants, including affirmative covenants with respect to certain reporting requirements and maintaining certain business activities, and negative covenants that, among other things, may limit or impose restrictions on our ability to incur liens, incur additional indebtedness, make investments, make acquisitions and undertake certain other actions.

On October 12, 2011, in connection with the entry of the Company into the new credit agreement, we terminated the commitments under our prior credit agreement, dated April 30, 2007.

At December 31, 2011 and 2010, there was no outstanding balance under our revolving credit facility.

7.25% Senior Unsecured Notes

Effective April 13, 2010, the Company issued $200.0 million of 7.25% senior unsecured notes in a private placement that were resold inside the United States to qualified institutional buyers in reliance on Rule 144A under the Securities Act of 1933, and outside the United States to non-U.S. persons in reliance on Regulation S under the Securities Act of 1933.

Pursuant to the terms of the registration rights agreement entered into in connection with the issuance of the 7.25% senior unsecured notes, on August 19, 2010, ManTech completed the exchange of $200.0 million in aggregate principal amount of 7.25% senior unsecured notes due 2018 that are registered under the Securities Act of 1933, as amended, for all of the then outstanding unregistered 7.25% senior unsecured notes due April 15, 2018.

As of December 31, 2011 and 2010, the Company was in compliance with all covenants required by the indenture.

Capital Resources

We believe the capital resources available to us from cash on hand of $114.5 million at December 31, 2011 and up to $500.0 million in loan commitments under our revolving credit facility, and cash from our operations are adequate to fund our ongoing operations and to support the internal growth we expect to achieve for at least the next year. We anticipate financing our external growth from acquisitions and our longer-term internal growth through one or more of the following sources: cash from operations; use of our revolving facility; additional senior unsecured notes; and additional borrowing or issuance of equity.

Short-Term Borrowings

From time to time, we borrow funds against our revolving credit facility for working capital requirements and funding of operations, as well as acquisitions. Borrowings under our revolving credit facility bear interest at one of the following rates as selected by the Company at the time of the borrowing: a LIBOR based rate plus market spreads (initially 1.50%, then 1.25% to 2.25% based on the Company's consolidated total leverage ratio) or the lender's base rate plus market spreads (initially 0.50%, then 0.25% to 1.25% based on the Company's consolidated total leverage ratio). In April of 2010, we used the proceeds from the issuance of the 7.25% senior unsecured notes to repay all outstanding borrowings under our revolving credit facility. Since then, we have not drawn any funds against the revolving credit facility. In the next year we may use, as needed, our revolving credit facility in order to fund our ongoing operations and support our organic growth and external growth from acquisitions.

The following table summarizes the activity under our revolving credit facility for the years ended December 31, 2011, 2010 and 2009:

	Year Ended December 31,
	2011	2010	2009
	(in thousands)
Borrowings under revolving credit facility	$—	$287,700	$529,125
Repayment of borrowings under revolving credit facility	$—	$287,700	$573,225

Cash Management

To the extent possible, we invest our available cash in short-term, investment grade securities in accordance with our investment policy. Under our investment policy, we manage our investments, in accordance with the priorities of maintaining the safety of our principal, maintaining the liquidity of our investments, maximizing the yield on our investments and investing our cash to the fullest extent possible. Our investment policy provides that no investment security can have a final maturity that exceeds six months, and that the weighted average maturity of the portfolio cannot exceed 60 days. Cash and cash equivalents include cash on hand, amounts due from banks and short-term investments with maturity dates of three months or less at the date of purchase.

Dividend

In May 2011, our Board of Directors approved the initiation of a regular cash dividend program. On May 16, 2011, our Board of Directors declared an initial dividend in the amount of $0.42 per share on all issued and outstanding shares of common stock. As a result, dividends in the amount of $15.4 million were paid to our stockholders on June 15, 2011. On November 1, 2011, our Board of Directors declared a dividend payment in the amount of $0.42 per share on all issued and outstanding shares of common stock. As a result, dividends in the amount of $15.5 million were paid to our shareholders on December 8, 2011. For 2012, we anticipate paying quarterly dividends, each in the amount of $0.21 per share. While we expect to continue the regular cash dividend program, any future dividends declared will be at the discretion of our Board of Directors and will depend, among other factors, upon our results of operations, financial condition and cash requirements, as well as such other factors our Board or Directors deems relevant.

Off-Balance Sheet Arrangements

None.

Contractual Obligations

Our contractual obligations as of December 31, 2011 are as follows (in thousands):

	Payments Due By Period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Debt obligations (1)	$200,000	$—	$—	$—	$200,000
Interest on fixed rate debt (1)	94,250	14,500	29,000	29,000	21,750
Operating lease obligations (2)	227,833	30,545	49,773	40,061	107,454
Other long-term liabilities (3)	7,871	234	3,682	1,276	2,679
Accrued defined benefit obligations (4)	1,532	152	294	276	810
Total	$531,486	$45,431	$82,749	$70,613	$332,693

(1)	See Note 8 to our consolidated financial statements in Item 8 for additional information regarding debt and related matters.

(2)
Operating lease obligations have been reduced for the related amount disclosed in other long-term liabilities as deferred rent (see below). See Note 9 to our consolidated financial statements in Item 8 for additional information regarding operating leases.

(3)
Other long-term liabilities at December 31, 2011 included approximately $5.9 million of deferred rent liabilities resulting from recording rent expenses on a straight-line basis over the life of the respective lease. Also included in other long-term liabilities is a gross unrecognized tax benefit liability of $1.4 million.

(4)
Accrued defined benefit obligation includes approximately $1.5 million of unfunded pension obligations related to nonqualified supplemental defined benefit pension plans for certain retired employees of an acquired company. The amounts above are subject to change based on actuarial as well as the vital status of participants. This obligation is included in the accrued retirement amount on our consolidated balance sheets. In addition, the accrued retirement amount on our consolidated balance sheets includes amounts for one non-qualified deferred compensation plan for certain highly compensated employees. The funds deferred by the employees are invested and these investment assets are maintained in rabbi trusts. The rabbi trusts' assets are reflected in the Employee Supplemental Savings Plan Assets on our consolidated balance sheets. Because these liabilities will be satisfied by assets held in rabbi trusts, the amounts have been excluded from the above table.

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

We derive the majority of our revenues from cost-plus-fixed-fee, cost-plus-award-fee, firm-fixed-price or time-and-materials contracts. Revenues for cost-reimbursable contracts are recorded as reimbursable costs are incurred, including an estimated share of the applicable contractual fees earned. For performance-based fees under cost-reimbursable contracts, that are subject to the provisions of ASC 605-35, Construction-Type and Certain Production-Type Contracts, we recognize the relevant portion of the expected fee to be awarded by the client at the time such fee can be reasonably estimated, based on factors such as our prior award experience and communications with the client regarding performance. For cost-reimbursable contracts with performance-based fee incentives that are subject to the provisions of SEC Topic 13, Revenue Recognition, we recognize the relevant portion of the fee upon customer approval. For time-and-materials contracts, revenues are recognized to the extent of billable rates times hours delivered plus materials and other reimbursable costs incurred. For long-term fixed-price production contracts, revenues are recognized at a rate per unit as the units are delivered or by other methods to measure services provided. Revenues from other long-term fixed-price contracts are recognized ratably over the contract period or by other appropriate methods to measure services provided. Contract costs are expensed as incurred except for certain limited long-term contracts noted below. For long-term contracts, specifically described in the scope section of ASC 605-35, we apply the percentage of completion method. Under the percentage of completion method, income is recognized at a consistent profit margin over the period of performance based on estimated profit margins at completion of the contract. This method of accounting requires estimating the total revenues and total contract cost at completion of the contract. During the performance of long-term contracts, these estimates are periodically reviewed and revisions are made as required using the cumulative catch-up method of accounting. The impact on revenues and contract profit as a result of these revisions is included in the periods in which the revisions are made. This method can result in the deferral of costs or the deferral of profit on these contracts. Because we assume the risk of performing a fixed-price contract at a set price, the failure to accurately estimate ultimate costs or to control costs during performance of the work could result, and in some instances has resulted, in reduced profits or losses for such contracts. Both the individual changes in contract estimates and aggregate net changes in contract estimates recognized using the cumulative catch-up method of accounting were not material to the consolidated statement of operations for all periods presented. Estimated losses on contracts at completion are recognized when identified. In certain circumstances, revenues are recognized when contract amendments have not been finalized.

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

We review goodwill at least annually for impairment. We have elected to perform this review annually during the second quarter of each calendar year. No adjustments were necessary as a result of this review during the quarter end June 30, 2011.

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

Due to the many variables inherent in the estimation of a reporting unit's fair value and the relative size of the Company's recorded goodwill, differences in assumptions may have a material effect on the results of the Company's impairment analysis.

Accounting Standards Updates

In September 2011, Accounting Standards Update No. 2011-08, Intangibles - Goodwill and Other (Topic 350): Testing Goodwill for Impairment, was issued. The amendments in this Update will allow an entity to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. Under these amendments, an entity would not be required to calculate the fair value of a reporting unit unless the entity determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. The amendments include a number of events and circumstances for an entity to consider in conducting the qualitative assessment. The amendments in this Update apply to all entities, both public and nonpublic, that have goodwill reported in their financial statements. The amendments are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted, including for annual and interim goodwill impairment tests performed as of a date before September 15, 2011, if an entity's financial statements for the most recent annual or interim period have not yet been issued or, for nonpublic entities, have not yet been made available for issuance. The adoption of Accounting Standards Update No. 2011-08 is not expected to have a significant impact on the Company's results of operations or financial position.

In June 2011, Accounting Standard Update No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income, was issued. Under the amendments to Topic 220, Comprehensive Income, in this Update, an entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income and a total amount for comprehensive income. This Update eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders' equity. The amendments in this Update do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. All entities that report items of other comprehensive income, in any period presented, will be affected by the changes in this Update. The amendments in this Update should be applied retrospectively. For public entities, the amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. Early adoption is permitted, because compliance with the amendments is already permitted. The amendments do not require any transition disclosures. We currently comply with Accounting Standard Update No. 2011-05.

In June 2011, Accounting Standard Update No. 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS, was issued. The amendments in this Update explain how to measure fair value. They do not require additional fair value measurements and are not intended to establish valuation standards or affect valuation practices outside of financial reporting. The amendments in this Update apply to all reporting entities that are required or permitted to measure or disclose the fair value of an asset, a liability or an instrument classified in a reporting entity's shareholders' equity in the financial statements. The amendments in this Update result in common fair value measurement and disclosure requirements in U.S. generally accepted accounting principles (GAAP) and International Financial Reporting Standards (IFRS). Consequently, the amendments change the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements. For many of the requirements, the Financial Accounting Standards Board (FASB) does not intend for the amendments in this Update to result in a change in the application of the requirements in Topic 820. Some of the amendments clarify the FASB's intent about the application of existing fair value measurement requirements. Other amendments change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements. The amendments in this Update are to be applied prospectively. For public entities, the amendments are effective during interim and annual periods beginning after December 15, 2011. Early application by public entities is not permitted. The adoption of Accounting Standards Update No. 2011-04 is not expected to have an impact on the Company's results of operations or financial position.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

Our exposure to market risk relates to changes in interest rates for borrowings under our revolving credit facility. At December 31, 2011, we had no outstanding balance on our revolving credit facility. Borrowings under our revolving credit facility bear interest at variable rates. A hypothetical 10% increase in interest rates would have no affect on our annual interest expense for the year ended December 31, 2011.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
ManTech International Corporation
Fairfax, Virginia
We have audited the accompanying consolidated balance sheets of ManTech International Corporation and subsidiaries (the "Company") as of December 31, 2011 and 2010, and the related consolidated statements of income, comprehensive income, changes in stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2011.  Our audits also included the financial statement schedule listed in the Index at Item 15.  These financial statements and financial statement schedule are the responsibility of the Company's management.  Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of ManTech International Corporation and subsidiaries as of December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2011, in conformity with accounting principles generally accepted in the United States of America.  Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2011, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 24, 2012 expressed an unqualified opinion on the Company's internal control over financial reporting.
/s/ DELOITTE & TOUCHE LLP

McLean, Virginia
February 24, 2012

MANTECH INTERNATIONAL CORPORATION
CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands, Except Share Amounts)

	December 31,
	2011	2010
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$114,483	$84,829
Receivables—net	540,468	528,765
Prepaid expenses and other	33,115	16,642
Total Current Assets	688,066	630,236

Property and equipment—net	47,435	27,086
Goodwill	808,455	729,558
Other intangibles—net	177,764	168,487
Employee supplemental savings plan assets	25,026	24,415
Other assets	13,460	10,695
TOTAL ASSETS	$1,760,206	$1,590,477

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$280,277	$272,047
Accrued salaries and related expenses	72,467	64,575
Billings in excess of revenue earned	34,956	11,118
Total Current Liabilities	387,700	347,740

Long-term debt	200,000	200,000
Accrued retirement	26,155	25,789
Other long-term liabilities	7,871	7,495
Deferred income taxes—non-current	49,223	43,110
TOTAL LIABILITIES	670,949	624,134

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Common stock, Class A—$0.01 par value; 150,000,000 shares authorized; 23,882,331 and 23,396,549 shares issued at December 31, 2011 and 2010; 23,638,218 and 23,153,509 shares outstanding at December 31, 2011 and 2010	239	234
Common stock, Class B—$0.01 par value; 50,000,000 shares authorized; 13,192,845 and 13,275,345 shares issued and outstanding at December 31, 2011 and 2010	132	133
Additional paid-in capital	406,083	385,407
Treasury stock, 244,113 and 243,040 shares at cost at December 31, 2011 and 2010	(9,158)	(9,114)
Retained earnings	692,272	589,838
Accumulated other comprehensive loss	(311)	(155)
TOTAL STOCKHOLDERS' EQUITY	1,089,257	966,343
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,760,206	$1,590,477
See notes to consolidated financial statements.

MANTECH INTERNATIONAL CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(In Thousands, Except Per Share Amounts)

	Year Ended December 31,
	2011	2010	2009
REVENUES	$2,869,982	$2,604,038	$2,020,334
Cost of services	2,453,679	2,208,631	1,668,763
General and administrative expenses	188,949	180,267	172,492
OPERATING INCOME	227,354	215,140	179,079
Interest expense	(15,791)	(12,567)	(1,141)
Interest income	332	361	215
Other income (expense), net	3,607	(483)	355
INCOME FROM OPERATIONS BEFORE INCOME TAXES	215,502	202,451	178,508
Provision for income taxes	(82,196)	(77,355)	(66,744)
NET INCOME	$133,306	$125,096	$111,764

BASIC EARNINGS PER SHARE:
Class A basic earnings per share	$3.64	$3.45	$3.13

Weighted average common shares outstanding	23,415	22,847	21,980

Class B basic earnings per share	$3.64	$3.45	$3.13

Weighted average common shares outstanding	13,233	13,367	13,707

DILUTED EARNINGS PER SHARE:
Class A diluted earnings per share	$3.63	$3.43	$3.11

Weighted average common shares outstanding	23,530	23,054	22,278

Class B diluted earnings per share	$3.63	$3.43	$3.11

Weighted average common shares outstanding	13,233	13,367	13,707

See notes to consolidated financial statements.

MANTECH INTERNATIONAL CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In Thousands)

	Year Ended December 31,
	2011	2010	2009
NET INCOME	$133,306	$125,096	$111,764

OTHER COMPREHENSIVE INCOME (LOSS):
Translation adjustments, net of tax	(80)	(70)	(32)
Actuarial gain (loss) on defined benefit pension plans, net of tax	(76)	87	—
Total other comprehensive income (loss)	(156)	17	(32)
COMPREHENSIVE INCOME	$133,150	$125,113	$111,732

See notes to consolidated financial statements.

MANTECH INTERNATIONAL CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(In Thousands)

	December 31,
	2011	2010	2009
Common Stock, Class A
At beginning of year	$234	$226	$218
Stock option exercises	3	4	4
Conversion Class B to Class A common stock	1	3	4
Contribution of Class A common stock to Employee Stock Ownership Plan	1	1	—
At end of year	239	234	226
Common Stock, Class B
At beginning of year	133	136	140
Conversion Class B to Class A common stock	(1)	(3)	(4)
At end of year	132	133	136
Additional Paid-In Capital
At beginning of year	385,407	362,730	336,454
Stock compensation expense	9,170	7,443	8,289
Stock option exercises	8,183	13,803	12,557
Contribution of Class A common stock to Employee Stock Ownership Plan	3,559	1,796	4,333
Tax benefit (deficiency) from the exercise of stock options	(236)	(365)	1,097
At end of year	406,083	385,407	362,730
Treasury Stock, at cost
At beginning of year	(9,114)	(9,114)	(9,114)
Treasury stock acquired	(44)	—	—
At end of year	(9,158)	(9,114)	(9,114)
Retained Earnings
At beginning of year	589,838	464,742	352,978
Net income	133,306	125,096	111,764
Dividends	(30,872)	—	—
At end of year	692,272	589,838	464,742
Accumulated Other Comprehensive Income (Loss)
At beginning of year	(155)	(172)	(140)
Translation adjustments, net of tax	(80)	(70)	(32)
Actuarial gain (loss) on defined benefit pension plans, net of tax	(76)	87	—
At end of year	(311)	(155)	(172)
Unearned Employee Stock Ownership Plan Shares
At beginning of year	—	(1,083)	—
(Increase) decrease	—	1,083	(1,083)
At end of year	—	—	(1,083)
Total Stockholders' Equity	$1,089,257	$966,343	$817,465

See notes to consolidated financial statements

MANTECH INTERNATIONAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)

	Year Ended December 31,
	2011	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$133,306	$125,096	$111,764
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation	9,170	7,443	8,289
Excess tax benefits from the exercise of stock options	(351)	(545)	(1,121)
Gain on sale of investments	(3,745)	—	—
Deferred income taxes	(3,259)	4,688	(201)
Depreciation and amortization	55,189	28,878	17,747
Change in assets and liabilities—net of effects from acquired businesses:
Receivables-net	6,131	(36,226)	9,296
Prepaid expenses and other	(5,179)	(4,770)	4,640
Accounts payable and accrued expenses	(1,907)	39,643	997
Accrued salaries and related expenses	5,261	2,029	(20,050)
Billings in excess of revenue earned	23,846	3,381	(714)
Accrued retirement	366	1,550	6,103
Other	2,527	278	(4,503)
Net cash flow from operating activities	221,355	171,445	132,247

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of businesses, net of cash acquired	(109,043)	(368,853)	(13,775)
Purchases of property and equipment	(54,460)	(10,257)	(4,021)
Investment in capitalized software for internal use	(5,227)	(3,051)	(2,218)
Proceeds from sale of investment	3,255	—	—
Net cash flow from investing activities	(165,475)	(382,161)	(20,014)

CASH FLOWS FROM FINANCING ACTIVITIES:
Dividends paid	(30,846)	—	—
Proceeds from exercise of stock options	8,186	13,807	12,561
Debt issuance costs	(3,873)	(4,997)	—
Excess tax benefits from the exercise of stock options	351	545	1,121
Treasury stock acquired	(44)	—	—
Issuance of senior unsecured notes	—	200,000	—
Net repayments under the revolving credit facility	—	—	(44,100)
Net cash flow from financing activities	(26,226)	209,355	(30,418)

NET CHANGE IN CASH AND CASH EQUIVALENTS	29,654	(1,361)	81,815
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	84,829	86,190	4,375
CASH AND CASH EQUIVALENTS, END OF PERIOD	$114,483	$84,829	$86,190

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest	$15,357	$8,908	$868
Noncash financing activities:
Employee Stock Ownership Plan Contributions	$4,103	$1,923	$3,937
See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2011, 2010 and 2009

1. Description of the Business

ManTech International Corporation (depending on the circumstances, “ManTech” “Company” “we” “our” “ours” or “us”) is a leading provider of innovative technologies and solutions for mission-critical national security programs for the intelligence community; Departments of Defense, State, Homeland Security, Energy and Justice, including the Federal Bureau of Investigations (FBI); the space community; and other U.S. federal government customers. Our services generally include the following solution sets that are aligned with the long-term needs of our national security clients: command, control, communications, computers, intelligence, surveillance and reconnaissance (C4ISR) lifecycle support; cyber security; global logistics support; intelligence/counter-intelligence support, information technology (IT) modernization and sustainment; systems engineering; and test and evaluation. We support major national missions, such as military readiness, terrorist threat detection, information security and border protection. Our employees operate primarily in the United States, as well as numerous locations internationally.

2. Summary of Significant Accounting Policies

Principles of Consolidation-Our consolidated financial statements include the accounts of ManTech International Corporation, wholly-owned subsidiaries and other entities, which we control. Our share of affiliates' earnings (losses) that we do not control is included in our consolidated statements of income using the equity method. All inter-company accounts and transactions have been eliminated.

We determine whether we have a controlling financial interest in a Variable Interest Entity (VIE). The reporting entity with a variable interest or interest that provide the reporting entity with a controlling financial interest in a VIE will have both (a) the power to direct the activities of a VIE that most significantly impact the VIE's economic performance and (b) the obligation to absorb losses of the VIE that could potentially be significant to the VIE or the right to receive benefits from the VIE that could potentially be significant to the VIE.

We have one entity that has been consolidated as a VIE. The purpose of the entity is to perform on certain U.S. Navy contracts. The maximum amount of loss we are exposed to as of December 31, 2011 was not material to our consolidated financial statements.

Use of Accounting Estimates-We prepare our consolidated financial statements in conformity with accounting principles generally accepted in the United States of America, which require management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. These estimates involve judgments with respect to, among other things, various future economic factors that are difficult to predict and are beyond the control of the Company. Therefore, actual amounts could differ from these estimates.

Revenue Recognition-We derive the majority of our revenues from cost-plus-fixed-fee, cost-plus-award-fee, firm-fixed-price or time-and-materials contracts. Revenues for cost-reimbursable contracts are recorded as reimbursable costs are incurred, including an estimated share of the applicable contractual fees earned. For performance-based fees under cost-reimbursable contracts, that are subject to the provisions of ASC 605-35, Construction-Type and Certain Production-Type Contracts, we recognize the relevant portion of the expected fee to be awarded by the client at the time such fee can be reasonably estimated, based on factors such as our prior award experience and communications with the client regarding performance. For cost-reimbursable contracts with performance-based fee incentives that are subject to the provisions of SEC Topic 13, Revenue Recognition, we recognize the relevant portion of the fee upon customer approval. For time-and-materials contracts, revenues are recognized to the extent of billable rates times hours delivered plus materials and other reimbursable costs incurred. For long-term fixed-price production contracts, revenues are recognized at a rate per unit as the units are delivered or by other methods to measure services provided. Revenues from other long-term fixed-price contracts are recognized ratably over the contract period or by other appropriate methods to measure services provided. Contract costs are expensed as incurred except for certain limited long-term contracts noted below. For long-term contracts, specifically described in the scope section of ASC 605-35, we apply the percentage of completion method. Under the percentage of completion method, income is recognized at a consistent profit margin over the period of performance based on estimated profit margins at completion of the contract. This method of accounting requires estimating the total revenues and total contract cost at completion of the contract. During the performance of long-term contracts, these estimates are periodically reviewed and revisions are made as required using the cumulative catch-up method of accounting. The impact on revenues and contract profit as a result of these revisions is included in the periods in which the revisions are made. This method can result in the deferral of costs or the deferral of profit on these contracts. Because we assume the risk of performing a fixed-price contract at a set price, the failure to accurately estimate ultimate costs or to control costs during performance of the work could result, and in some instances has resulted, in reduced profits or losses for such contracts. Both the individual changes in contract estimates and aggregate net changes in contract estimates recognized using the cumulative catch-up method of accounting were not material to the consolidated statement of operations for all periods presented. Estimated losses on contracts at completion are recognized when identified. In certain circumstances, revenues are recognized when contract amendments have not been finalized.

Cost of Services-Cost of services consists primarily of compensation expenses for program personnel, the fringe benefits associated with this compensation and other direct expenses incurred to complete programs, including cost of materials and subcontract efforts.

Cash and Cash Equivalents-For the purpose of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks and short-term investments with maturity dates of three months or less at the date of purchase. Due to the short maturity of cash equivalents, the carrying value on our consolidated balance sheets approximates fair value.

Property and Equipment-Property and equipment are recorded at original cost. Upon sale or retirement, the costs and related accumulated depreciation or amortization are eliminated from the respective accounts and any resulting gain or loss is included in income. Maintenance and repairs are charged to expense as incurred.

Depreciation and Amortization-Furniture and office equipment are depreciated using the straight-line method with estimated useful lives ranging from one to seven years. Leasehold improvements are amortized using the straight-line method over the term of the lease.

Inventory-Inventory is included in prepaid expenses and other on our consolidated balance sheets and is carried at the lower of cost or market. Cost is computed on a specific identification basis.

Goodwill and Other Intangibles-net-Goodwill represents the excess of cost over the fair value of net tangible and identifiable intangible assets of acquired companies. Contract rights and other intangibles are amortized primarily using the pattern of benefits method over periods ranging from one to twenty-five years.

We accounted for the cost of computer software developed or obtained for internal use in accordance with ASC 350-985, Software. These capitalized software costs are included in other intangibles, net.

Software Development Costs-We account for software development costs related to software products for sale, lease or otherwise marketed in accordance with ASC 985-20, Costs of Software to be Sold, Leased, or Marketed. For projects fully funded by us, development costs are capitalized from the point of demonstrated technological feasibility until the point in time that the product is available for general release to customers. Once the product is available for general release, capitalized costs are amortized based on units sold or on a straight-line basis over a five-year period or other such shorter period as may be required. We recorded $0, $0.2 million and $0.1 million per year of amortization expense on capitalized software cost for sale for the years ended December 31, 2011, 2010 and 2009, respectively. Amortization expense for the years ended December 31, 2010 and 2009 included a write down of an acquisition related intangible asset for internally developed software of $0.1 million and less than $0.1 million, respectively. The write downs were based on changes in the estimated net realizable value of the asset. There were no capitalized software costs for sale included in other intangibles, net at December 31, 2011 and 2010.

Impairment of Long-Lived Assets-Whenever events or changes in circumstances indicate that the carrying amount of long-lived assets may not be fully recoverable, we evaluate the probability that future undiscounted net cash flows, without interest charges, will be less than the carrying amount of the assets. If any impairment were indicated as a result of this review, we would recognize a loss based on the amount by which the carrying amount exceeds the estimated fair value.

We review goodwill at least annually for impairment. We have elected to perform this review annually during the second quarter of each calendar year. No adjustments were necessary as a result of this review during the quarter ended June 30, 2011.

Employee Supplemental Savings Plan Assets-We maintain several non-qualified defined contribution supplemental retirement plans for certain key employees that are accounted for in accordance with ASC 710-10-05, Deferred Compensation - Rabbi Trusts, as the underlying assets are held in rabbi trusts with investments directed by the respective employee. A rabbi trust is a grantor trust generally set up to fund compensation for a select group of management and the assets of this trust are available to satisfy the claims of general creditors in the event of bankruptcy of the Company. The assets held by the rabbi trusts are recorded at cash surrender value in our consolidated financial statements as Employee Supplemental Savings Plan assets with a related liability to employees recorded as a deferred compensation liability in accrued retirement.

Billings In Excess of Revenue Earned-We receive advances and milestone payments from customers that exceed the revenues earned to date. We classify such items as current liabilities.

Stock-based Compensation-We account for stock-based compensation in accordance with ASC 718, Compensation - Stock Compensation. ASC 718 requires the use of a valuation model to calculate the fair value of stock-based awards. We have elected to use the Black-Scholes-Merton pricing model to determine fair value on the dates of grant. The fair value is included in operating expenses or capitalized, as appropriate, straight-line over the period in which service is provided in exchange for the award. See Note 10 for further discussion regarding stock-based compensation.

Income Taxes-We account for income taxes in accordance with ASC 740, Income Taxes. Under this method, deferred income taxes are determined based on the estimated future tax effects of differences between the financial statement and tax bases of assets and liabilities given the provisions of enacted tax laws. Deferred income tax provisions and benefits are based on changes to the assets or liabilities from year-to-year. In providing for deferred taxes, we consider tax regulations of the jurisdictions in which we operate, estimates of future taxable income and available tax planning strategies. If tax regulations, operating results or the ability to implement tax-planning strategies vary, adjustments to the carrying value of deferred tax assets and liabilities may be required. Valuation allowances are recorded related to deferred tax assets based on the “more likely than not” criteria.

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

Foreign-Currency Translation-All assets and liabilities of foreign subsidiaries are translated into U.S. dollars at fiscal year-end exchange rates. Income and expense items are translated at average monthly exchange rates prevailing during the fiscal year. The resulting translation adjustments are recorded as a component of accumulated other comprehensive income (loss).

Comprehensive Income-Comprehensive income is presented in our consolidated statements of changes in stockholders' equity. Comprehensive income consists of net income; translation adjustments, net of tax; and actuarial gain (loss) on defined benefit pension plan, net of tax.

Fair Value of Financial Instruments-The carrying value of our cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximate their fair values.

Accounting Standards Updates

In September 2011, Accounting Standards Update No. 2011-08, Intangibles - Goodwill and Other (Topic 350): Testing Goodwill for Impairment, was issued. The amendments in this Update will allow an entity to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. Under these amendments, an entity would not be required to calculate the fair value of a reporting unit unless the entity determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. The amendments include a number of events and circumstances for an entity to consider in conducting the qualitative assessment. The amendments in this Update apply to all entities, both public and nonpublic, that have goodwill reported in their financial statements. The amendments are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted, including for annual and interim goodwill impairment tests performed as of a date before September 15, 2011, if an entity's financial statements for the most recent annual or interim period have not yet been issued or, for nonpublic entities, have not yet been made available for issuance. The adoption of Accounting Standards Update No. 2011-08 is not expected to have a significant impact on the Company's results of operations or financial position.

In June 2011, Accounting Standard Update No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income, was issued. Under the amendments to Topic 220, Comprehensive Income, in this Update, an entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income and a total amount for comprehensive income. This Update eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders' equity. The amendments in this Update do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. All entities that report items of other comprehensive income, in any period presented, will be affected by the changes in this Update. The amendments in this Update should be applied retrospectively. For public entities, the amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. Early adoption is permitted, because compliance with the amendments is already permitted. The amendments do not require any transition disclosures. We currently comply with Accounting Standard Update No. 2011-05.

In June 2011, Accounting Standard Update No. 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS, was issued. The amendments in this Update explain how to measure fair value. They do not require additional fair value measurements and are not intended to establish valuation standards or affect valuation practices outside of financial reporting. The amendments in this Update apply to all reporting entities that are required or permitted to measure or disclose the fair value of an asset, a liability or an instrument classified in a reporting entity's shareholders' equity in the financial statements. The amendments in this Update result in common fair value measurement and disclosure requirements in U.S. generally accepted accounting principles (GAAP) and International Financial Reporting Standards (IFRS). Consequently, the amendments change the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements. For many of the requirements, the Financial Accounting Standards Board (FASB) does not intend for the amendments in this Update to result in a change in the application of the requirements in Topic 820. Some of the amendments clarify the FASB's intent about the application of existing fair value measurement requirements. Other amendments change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements. The amendments in this Update are to be applied prospectively. For public entities, the amendments are effective during interim and annual periods beginning after December 15, 2011. Early application by public entities is not permitted. The adoption of Accounting Standards Update No. 2011-04 is not expected to have an impact on the Company's results of operations or financial position.

3. Acquisitions

Our acquisitions have been accounted for using the acquisition method of accounting under ASC 805, Business Combinations.

Worldwide Information Network Systems, Inc.-On November 15, 2011, we completed the acquisition of Worldwide Information Network Systems, Inc. (WINS). The results of WINS' operations have been included in our consolidated financial statements since that date. The acquisition was completed through a stock purchase agreement (WINS Purchase Agreement) dated October 26, 2011, by and among a subsidiary of ManTech International Corporation, WINS and its shareholder.

WINS is a provider of information technology solutions with network engineering and cyber security technical expertise to the Department of Defense, Department of State and other agencies. WINS' largest customer is the Defense Intelligence Agency (DIA) through its prime position on the Solutions for the Information Technology Enterprise (SITE) Indefinite Delivery/Indefinite Quantity contract vehicle. At November 15, 2011, WINS had 199 employees of which 96% held security clearances.

This acquisition, consistent with our long-term strategy, will allow us to broaden our footprint in the high-end defense and intelligence market. The addition of WINS' IT capabilities, prime position on the DIA SITE and other contracts will enhance our positioning with important customers and further our growth prospects.

ManTech funded the acquisition with cash on hand. The preliminary purchase price was $90.0 million, which may increase or decrease depending on the completion of the working capital adjustment. The WINS Purchase Agreement did not contain provisions for contingent consideration. Pursuant to the WINS Purchase Agreement, $9.0 million was placed into an escrow account to satisfy potential indemnification liabilities of WINS. The escrow period will expire 18 months after the purchase closing date. At December 31, 2011, the balance in the escrow account was $9.0 million.

Revenues were $8.5 million and net income was $0.7 million for the period from November 15, 2011 to December 31, 2011. The Company incurred in 2011 approximately $0.6 million of acquisition costs related to the WINS transaction, which are included in general and administrative expense in the Company's condensed consolidated statement of income for the year ended December 31, 2011.

The preliminary purchase price of $90.0 million was allocated to the underlying assets and liabilities based on their fair values at the date of acquisition. The following information represents the preliminary purchase price allocation, as we are still in the process of reviewing the working capital accounts at the date of acquisition for potential adjustments to the purchase price and the determination of the fair value of the assets acquired and liabilities assumed. Total assets were $100.4 million, including goodwill and intangible assets recognized in connection with the acquisition, and total liabilities were $10.4 million. Included in total assets were $18.7 million in acquired intangible assets. We recorded goodwill of $62.2 million, which will be deductible for tax purposes over 15 years, assuming adequate levels of taxable income. Recognition of goodwill is largely attributed to the highly skilled employees and the value paid for companies supporting high-end defense, intelligence and homeland security markets.

In allocating the preliminary purchase price, we consider among other factors, analyses of historical financial performance and estimates of future performance of WINS' contracts. The components of other intangible assets associated with the acquisition were customer relationships and backlog valued at $18.0 million and $0.7 million, respectively. Customer contracts and related relationships represent the underlying relationships and agreements with WINS' existing customers. Customer relationships and backlog are amortized over their estimated useful lives of 20 years and 1 year, respectively, using the pattern of benefits method. The weighted-average amortization period for the intangible assets is 19.3 years.

TranTech, Inc.-On February 11, 2011, we completed the acquisition of TranTech, Inc. (TranTech). The results of TranTech's operations have been included in our consolidated financial statements since that date. The acquisition was completed through a stock purchase agreement dated February 11, 2011, by and among ManTech International Corporation, TranTech and its sole shareholder.

TranTech provides information technology, networking and cyber security services to the federal government. At February 11, 2011, TranTech had 57 employees.

This acquisition allows us to continue extending our presence in the defense, security and intelligence communities, and to offer comprehensive solutions through a prime position on the Defense Information Systems Agency ENCORE II contract.

Revenues were $12.5 million and net income was $0.9 million for the period from February 11, 2011 to December 31, 2011. The Company incurred in fiscal year 2011 approximately $0.3 million of acquisition costs related to the TranTech acquisition, which are included in general and administrative expense in the Company's condensed consolidated statement of income for the year ended December 31, 2011.

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

In allocating the purchase price, we consider among other factors, analyses of historical financial performance and estimates of future performance of TranTech's contracts. The components of other intangible assets associated with the acquisition were customer relationships and backlog valued at $4.6 million and $0.4 million, respectively. Customer contracts and related relationships represent the underlying relationships and agreements with TranTech's existing customers. Customer relationships and backlog are amortized over their estimated useful lives of 20 years and 1 year, respectively, using the pattern of benefits method. The weighted-average amortization period for the intangible assets is 18.5 years.

MTCSC, Inc.-On December 23, 2010, we completed the acquisition of MTCSC, Inc. (MTCSC). The results of MTCSC's operations have been included in our consolidated financial statements since that date. The acquisition was consummated pursuant to a stock purchase agreement (MTCSC Purchase Agreement) dated November 19, 2010, by and among ManTech International Corporation and MTCSC, Inc and its shareholders.

MTCSC provides C4ISR systems, integration, cyber security and network engineering solutions to U.S. government customers. At December 23, 2010, MTCSC had 366 employees of which approximately 90% held security clearances.

The acquisition allows us to expand our work and direct support to the United States Marine Corp.

ManTech funded the acquisition with cash on hand. The purchase price was $76.7 million in cash. The MTCSC Purchase Agreement did not contain provisions for contingent consideration. Pursuant to the MTCSC Purchase Agreement, $11.3 million was placed into an escrow account to satisfy potential indemnification liabilities of MTCSC. The escrow period will expire 18 months after the purchase closing date. At December 31, 2011, the balance in the escrow account was $11.3 million.

The Company incurred in fiscal years 2011 and 2010 approximately less than $0.1 million and $0.7 million, respectively, of acquisition costs related to the MTCSC acquisition. These costs are included in general and administrative expense in the Company's condensed consolidated statement of income for the years ended December 31, 2011 and 2010.

The purchase price was allocated to the underlying assets and liabilities based on their fair values at the date of acquisition. Total assets were $94.8 million, including goodwill and intangible assets recognized in connection with the acquisition, and total liabilities were $18.0 million. Included in total assets were $8.7 million in acquired intangible assets. We have recorded goodwill of $60.1 million, which will not be deductible for tax purposes. Recognition of goodwill is largely attributed to the highly skilled employees and the value paid for companies supporting high-end defense, intelligence and homeland security markets.

In allocating the purchase price, we considered among other factors, analysis of historical financial performance and estimates of future performance of MTCSC's contracts. The components of other intangible assets associated with the acquisition were customer relationships and backlog valued at $8.1 million and $0.6 million, respectively. Customer contracts and related relationships represent the underlying relationships and agreements with MTCSC's existing customers. Customer relationships and backlog are amortized over their estimated useful lives of 20 years and 1 year, respectively, using the pattern of benefits method. The weighted-average amortization period for the intangible assets is 18.7 years.

QinetiQ North America's Security and Intelligence Solutions Business-On October 8, 2010, we completed the acquisition of certain assets of QinetiQ North America, Inc. (QNA) Security and Intelligence Solutions (S&IS) business unit. The acquisition was completed through an asset purchase agreement (S&IS Purchase Agreement) dated September 29, 2010, by and among a subsidiary of ManTech International Corporation; QNA, Inc.; and certain subsidiaries of QNA.

S&IS provides integrated security solutions to the Department of Defense and the intelligence community. At October 8, 2010, S&IS had 370 employees of which approximately 93% held security clearances. The majority of these employees were hired by ManTech as part of the acquisition.

The acquisition is consistent with ManTech's long-term strategy to extend our presence in the defense and intelligence market, allowing us to offer comprehensive solutions for the full range of security threats from physical through cyber.

ManTech funded the acquisition with cash on hand. The purchase price was $60.0 million. The S&IS Purchase Agreement did not contain provisions for contingent consideration. Pursuant to the S&IS Purchase Agreement, $1.0 million was placed into an escrow account to satisfy potential indemnification liabilities of QNA. The escrow claim period expired 6 months after the purchase closing date. At December 31, 2011, the balance in the escrow account was $0.4 million that continued to be held in the escrow account by mutual consent of the parties pending resolution of potential indemnification claim.

In fiscal years 2011 and 2010, the Company incurred approximately $0.1 million and $0.7 million, respectively, of acquisition-related expenses. These expenses were included in general and administrative expense in the Company's condensed consolidated statement of income for the years ended December 31, 2011 and 2010.

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

In allocating the purchase price, we consider among other factors, analysis of historical financial performance and estimates of future performance of S&IS's contracts. The components of other intangible assets associated with the acquisition were customer relationships and backlog valued at $11.5 million and $1.5 million, respectively. Customer contracts and related relationships represent the underlying relationships and agreements with S&IS's existing customers. Customer relationships and backlog are amortized over their estimated useful lives of 20 years and 1 year, respectively, using the pattern of benefits method. The weighted-average amortization period for the intangible assets is 17.9 years.

Sensor Technologies Inc.-On January 15, 2010, we completed the acquisition of all outstanding equity interests of Sensor Technologies Inc. (STI), a privately-held company. The results of STI's operations have been included in our consolidated financial statements since that date. The acquisition was consummated pursuant to a stock purchase agreement (STI Purchase Agreement), dated December 18, 2009, by and among ManTech, STI, certain shareholders of STI and certain persons acting as a representative for the shareholders of STI.

STI provides mission-critical systems engineering and C4ISR services and solutions to the Department of Defense. STI's largest customer was the U.S. Army through its prime position on the S3 Indefinite Delivery/Indefinite Quantity contract. At January 15, 2010, STI had 252 employees of which nearly 100% held security clearances.

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

In fiscal years 2011 and 2010, the Company incurred $0 and $0.2 million of acquisition costs related to STI, respectively. These expenses are included in general and administrative expense in the Company's statements of income for the related periods.

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

Pursuant to the STI Purchase Agreement, the seller has agreed to indemnify the buyer for tax liabilities arising in connection with the operation of STI's business on or before January 15, 2010 or owing by any person for which STI may be liable as a result of the transactions or circumstances occurring or existing on or before January 15, 2010. As of January 15, 2010, STI's tax liabilities were estimated to be approximately $0.8 million, resulting in related indemnification assets of $0.8 million. We collected $0.8 million from the escrow account for these indemnification assets.

In allocating the purchase price, we considered among other factors, analysis of historical financial performance and estimates of future performance of STI's contracts. The components of other intangible assets associated with the acquisition were backlog, customer relationships and non-compete agreements valued at $7.8 million, $85.2 million and $0.3 million, respectively. Customer contracts and related relationships represent the underlying relationships and agreements with STI's existing customers. Non-compete agreements represent the estimated value of the seller not competing with the Company for 4 years. Backlog, customer relationships and non-compete agreements are amortized over their estimated useful lives of 1 year, 20 years and 4 years, respectively, using the pattern of benefits method. The weighted-average amortization period for the intangible assets is 18.4 years.

Pro Forma Financial Information- The following unaudited pro forma summary presents consolidated information of the Company as if the WINS, TranTech, MTCSC, S&IS and STI acquisitions had occurred on January 1, 2010. The pro forma financial information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisitions and related borrowings had occurred on January 1, 2010. The amounts have been calculated after applying the Company's accounting policies and adjusting the results of WINS, TranTech, MTCSC, S&IS and STI to reflect the additional amortization expense resulting from recognizing intangible assets, the interest expense effect of the financing necessary to complete the acquisitions and the consequential tax effects (in thousands):

	Year Ended December 31,
	2011	2010
Revenues	$2,933,759	$2,810,682
Net income	$135,990	$131,170

DDK Technologies Group-On March 13, 2009, we completed the acquisition of all outstanding equity interests of DDK Technologies Group (DDK). The results of DDK's operations have been included in our consolidated financial statements since that date. The acquisition was consummated pursuant to a stock purchase agreement (DDK Purchase Agreement), dated March 13, 2009, by and among ManTech, DDK and the shareholders of DDK. DDK was a privately held company, providing information technology and cyber security for several Department of Defense agencies.

The purchase price was $14.0 million. The DDK Purchase Agreement does not contain provisions for contingent consideration. We primarily utilized borrowings under our credit agreement to finance the acquisition.

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

The components of intangible assets associated with the acquisition were backlog valued at $0.3 million and customer relationships valued at $3.9 million. Customer contracts and related relationships represent the underlying relationships and agreements with DDK's existing customers. Backlog and customer relationships are amortized over their estimated useful lives of 1 year and 20 years, respectively, using the pattern of benefits method. The weighted-average amortization period for the intangibles is 18.8 years.

4. Earnings per Share

Under ASC 260, Earnings per Share, the two-class method is an earnings allocation formula that determines earnings per share for each class of common stock according to dividends declared (or accumulated) and participation rights in undistributed earnings. Under that method, basic and diluted earnings per share data are presented for each class of common stock.

In applying the two-class method, we determined that undistributed earnings should be allocated equally on a per share basis between Class A and Class B common stock. Under the Company's Certificate of Incorporation, the holders of the common stock are entitled to participate ratably, on a share-for-share basis as if all shares of common stock were of a single class, in such dividends, as may be declared by the Board of Directors. During 2011, we declared and paid two dividends of $0.42 per share on both classes of common stock.

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

The weighted average number of common shares outstanding is computed as follows (in thousands):

	Year Ended December 31,
	2011	2010	2009
Numerator for net income per Class A and Class B common stock:
Distributed earnings	$30,872	$—	$—
Undistributed earnings	$102,434	$125,096	$111,764
Net income	$133,306	$125,096	$111,764

Numerator for basic net income Class A common stock	$85,172	$78,921	$68,837
Numerator for basic net income Class B common stock	$48,134	$46,175	$42,927

Numerator for diluted net income Class A common stock	$85,323	$79,183	$69,192
Numerator for diluted net income Class B common stock	$47,983	$45,913	$42,572

Basic weighted average common shares outstanding
Class A common stock	23,415	22,847	21,980
Class B common stock	13,233	13,367	13,707

Effect of potential exercise of stock options
Class A common stock	115	207	298
Class B common stock	—	—	—

Diluted weighted average common shares outstanding - Class A	23,530	23,054	22,278

Diluted weighted average common shares outstanding - Class B	13,233	13,367	13,707

For the years ended December 31, 2011, 2010 and 2009, options to purchase 2.2 million, 1.8 million and 1.2 million shares, respectively, were outstanding but not included in the computation of diluted earnings per share because the options' effect would have been anti-dilutive. For the years ended December 31, 2011, 2010 and 2009, shares issued from the exercise of stock options were $0.3 million, $0.4 million and $0.4 million, respectively.

5. Revenues and Receivables

We deliver a broad array of information technology and technical services solutions under contracts with the U.S. government, state and local governments and commercial customers. Revenues from the U.S. government under prime contracts and subcontracts, as compared to total contract revenues, were approximately 99.2%, 98.7% and 98.3% for the years ended December 31, 2011, 2010 and 2009, respectively. The components of contract receivables are as follows (in thousands):

	December 31,
	2011	2010
Billed receivables	$422,954	$411,018
Unbilled receivables:
Amounts billable	101,997	103,752
Revenues recorded in excess of funding	19,982	16,508
Retainage	5,264	6,433
Allowance for doubtful accounts	(9,729)	(8,946)
Total receivables, net	$540,468	$528,765

Amounts billable consist principally of amounts to be billed within the next month. Revenues recorded in excess of funding are billable upon receipt of contractual amendments or other modifications. Revenues recorded in excess of milestone billings on fixed price contracts consist of amounts not expected to be billed within the next month. The retainage is billable upon completion of the contract performance and approval of final indirect expense rates by the government. Accounts receivable at December 31, 2011 are expected to be substantially collected in 2012 except for approximately $2.1 million, of which 93.6% is related to receivables from sales to the U.S. government. The remainder is related to receivables from contracts in which we acted as a subcontractor to other contractors.

The Company does not believe it has significant exposure to credit risk as accounts receivable and the related unbilled amounts are primarily due from the U.S. government. The allowance for doubtful accounts represents the Company's estimate for exposure to compliance, contractual issues and bad debts related to prime contractors.

6. Property and Equipment

Major classes of property and equipment are summarized as follows (in thousands):

	December 31,
	2011	2010
Furniture and equipment	$88,623	$39,271
Leasehold improvements	23,345	21,948
	111,968	61,219
Less: Accumulated depreciation and amortization	(64,533)	(34,133)
Total property and equipment, net	$47,435	$27,086

Depreciation and amortization expense related to property and equipment for the years ended December 31, 2011, 2010 and 2009 was $33.7 million, $5.0 million and $4.9 million, respectively.

7. Goodwill and Other Intangibles

During the second quarter, we completed our annual goodwill impairment test. Based on the results of step one of this test, no impairment losses were identified and performance of step two was not required. During 2011, there was a decrease in goodwill related to the divestiture of an immaterial business. The changes in the carrying amounts of goodwill during fiscal years 2011 and 2010 were as follows (in thousands):

Goodwill Balance
Net amount at December 31, 2009	$488,217
Acquisition-STI	143,772
Acquisition-S&IS	40,169
Acquisition-MTCSC	57,400
Net amount at December 31, 2010	$729,558
Additional consideration for the acquisition of S&IS	148
Additional consideration for the acquisition of MTCSC	2,694
Acquisition-TranTech	14,601
Acquisition-WINS	62,242
Other	(788)
Net amount at December 31, 2011	$808,455

Other intangible assets consisted of the following (in thousands):

	December 31, 2011			December 31, 2010
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Other intangible assets:
Contract and program intangibles	$243,082	$75,351	$167,731	$219,382	$57,754	$161,628
Capitalized software cost for sale	3,729	3,729	—	3,729	3,729	—
Capitalized software cost for internal use	27,231	17,230	10,001	21,400	14,578	6,822
Other	58	26	32	58	21	37
Total other intangibles, net	$274,100	$96,336	$177,764	$244,569	$76,082	$168,487

Amortization expense relating to intangible assets for the years ended December 31, 2011, 2010 and 2009 was $20.4 million, $23.3 million and $12.6 million, respectively. Amortization expense for the years ended December 31, 2010 and 2009 included a write down of an acquisition related intangible asset for internally developed software of 0.1 million and less than 0.1 million, respectively. The write down was based on a change in the estimated net realizable value of the asset. We estimate that we will have the following amortization expense for the future periods indicated below (in thousands):

Years ending:
December 31, 2012	$18,309
December 31, 2013	$17,432
December 31, 2014	$15,603
December 31, 2015	$13,942
December 31, 2016	$12,043

8. Long-term Debt

Long-term debt consisted of the following (in thousands):

	December 31,
	2011	2010
Revolving credit facility	$—	$—
7.25% senior unsecured notes	200,000	200,000
Long-term debt	$200,000	$200,000

Revolving Credit Facility-On October 12, 2011, we entered into a new credit agreement with a syndicate of lenders led by Bank of America, N.A., as administrative agent. The credit agreement provides for a $500.0 million revolving credit facility, with a $25.0 million letter of credit sublimit and a $30.0 million swing line loan sublimit. The credit agreement also contains an accordion feature that permits the Company to arrange with the lenders for the provision of up to $250.0 million in additional commitments. We incurred $3.9 million in debt issuance costs related to the new credit agreement, which have been deferred and amortized over the term of the agreement. The maturity date for this agreement is October 12, 2016.

Borrowings under our credit agreement are collateralized by substantially all the assets of ManTech and its Material Subsidiaries (as defined in the credit agreement) and bear interest at one of the following variable rates as selected by the Company at the time of borrowing: a LIBOR based rate plus market-rate spreads (initially 1.50%, then 1.25% to 2.25% based on the Company's consolidated total leverage ratio) or the lender's base rate plus market spreads (initially 0.50%, then 0.25% to 1.25% based on the Company's consolidated total leverage ratio). The aggregate annual weighted average interest rates were 0.00% and 0.60% for the years ended December 31, 2011 and 2010, respectively.

The terms of the credit agreement permit prepayment and termination of the loan commitments at any time, subject to certain conditions. The credit agreement requires the Company to comply with specified financial covenants, including the maintenance of a certain consolidated total leverage ratio, senior secured leverage ratio and fixed charge coverage ratio. The credit agreement also contains various covenants, including affirmative covenants with respect to certain reporting requirements and maintaining certain business activities, and negative covenants that, among other things, may limit or impose restrictions on our ability to incur liens, incur additional indebtedness, make investments, make acquisitions and undertake certain additional actions. As of, and during, December 31, 2011 and 2010, we were in compliance with our financial covenants under the credit agreement.

On October 12, 2011, in connection with the entry of the Company into the credit agreement, we terminated the commitments under our prior credit agreement, dated April 30, 2007.

There was no outstanding balance on our revolving credit facility at December 31, 2011 and 2010. The weighted average borrowings under the revolving portion of the facility during the years ended December 31, 2011 and 2010 were $0 and $38.2 million, respectively. The maximum available borrowing under the revolving credit facility at December 31, 2011 was $498.8 million. At December 31, 2011 and 2010, we were contingently liable under letters of credit totaling $1.2 million and $1.3 million, respectively, which reduces our availability to borrow under our revolving credit facility.

The following table summarizes the activity under our revolving credit facility for the years ended December 31, 2011, 2010 and 2009:

	Year Ended December 31,
	2011	2010	2009
	(in thousands)
Borrowings under revolving credit facility	$—	$287,700	$529,125
Repayment of borrowings under revolving credit facility	$—	$287,700	$573,225

7.25% Senior Unsecured Notes-Effective April 13, 2010, the Company issued $200.0 million of 7.25% senior unsecured notes in a private placement that were resold inside the United States to qualified institutional buyers in reliance on Rule 144A under the Securities Act of 1933, and outside the United States to non-U.S. persons in reliance on Regulation S under the Securities Act of 1933.

Pursuant to the terms of a registration rights agreement entered into in connection with the issuance of the 7.25% senior unsecured notes, on August 19, 2010, ManTech completed the exchange of $200.0 million in aggregate principal amount of 7.25% senior unsecured notes due 2018 that are registered under the Securities Act of 1933 for all of the then outstanding unregistered 7.25% senior unsecured notes due 2018.

The 7.25% senior unsecured notes mature on April 15, 2018 with interest payable semi-annually starting on October 15, 2010. The 7.25% senior unsecured notes were issued at 100% of the aggregate principal amount and are effectively subordinate to the Company's existing and future senior secured debt (to the extent of the value of the assets securing such debt), including debt outstanding under our senior revolving credit facility. The 7.25% senior unsecured notes may be redeemed, in whole or in part, at any time, at the option of the Company subject to certain conditions specified in the indenture governing the 7.25% senior unsecured notes. The 7.25% senior unsecured notes are guaranteed, jointly and severally, on a senior unsecured basis by each of our wholly-owned domestic subsidiaries that also guarantees debt obligations under our senior revolving credit facility.

The fair value of the 7.25% senior unsecured notes as of December 31, 2011 was approximately $204.0 million based on quoted market prices.

The Company incurred approximately $4.9 million in issuance costs, which are being amortized to interest expense over the contractual life of the 7.25% senior unsecured notes using the effective interest rate method, resulting in an effective rate of 7.67%.

The indenture governing the 7.25% senior unsecured notes contains customary events of default, as well as restrictive covenants, which, subject to important exceptions and qualifications specified in such indenture, will, among other things, limit our ability and the ability of our subsidiaries that guarantee the 7.25% senior unsecured notes to: pay dividends or distributions, repurchase equity, prepay subordinated debt or make certain investments; incur additional debt or issue certain disqualified stock and preferred stock; incur liens on assets; merge or consolidate with another company or sell all or substantially all assets; and allow to exist certain control provisions. An event of default under the indenture will allow either the trustee of the notes or the holders of at least 25% in principal amount of the then outstanding notes to accelerate, or in certain cases, will automatically cause the acceleration of, the amounts due under the notes. As of December 31, 2011, the Company was in compliance with all required covenants under the indenture.

9. Commitments and Contingencies

Contracts with the U.S. government including subcontracts are subject to extensive legal and regulatory requirements and, from time to time, agencies of the U.S. government, in the ordinary course of business, investigate whether the Company's operations are conducted in accordance with these requirements and the terms of the relevant contracts. U.S. government investigations of the Company, whether related to the Company's U.S. government contracts or conducted for other reasons, could result in administrative, civil or criminal liabilities, including repayments, fines or penalties being imposed upon the Company, or could lead to suspension or debarment from future U.S. government contracting. Management believes it has adequately reserved for any losses that may be experienced from any investigation of which it is aware. The Defense Contract Audit Agency (DCAA) has completed our incurred cost audits through 2002 and the majority of the audits for 2003, 2004 and 2005, with no material adjustments. The remaining audits for 2003 through 2011 are not expected to have a material effect on our financial position, results of operations or cash flow and management believes it has adequately reserved for any losses.

In the normal course of business, we are involved in certain governmental and legal proceedings, claims and disputes and have litigation pending under several suits. We believe that the ultimate resolution of these matters will not have a material effect on our financial position, results of operations or cash flows.

We lease office space and equipment under long-term operating leases. A number of the leases contain renewal options and escalation clauses. At December 31, 2011, aggregate future minimum rental commitments under these leases are as follows (in thousands):

	Office Space	Equipment	Total
Year ending:
December 31, 2012	$29,584	$961	$30,545
December 31, 2013	27,813	767	28,580
December 31, 2014	23,415	28	23,443
December 31, 2015	21,404	9	21,413
December 31, 2016	19,661	—	19,661
Thereafter	110,072	—	110,072
Total	$231,949	$1,765	$233,714

Office space and equipment rent expense totaled approximately $55.2 million, $47.9 million and $51.4 million for the years ended December 31, 2011, 2010 and 2009, respectively.

We had $7.1 million and $6.9 million of deferred rent liabilities resulting from recording rent expense on a straight-line basis over the life of the respective lease for the years ended December 31, 2011 and 2010, respectively.

10. Stockholders' Equity and Stock Options

Common Stock-We have 150,000,000 shares of authorized Class A common stock, par value $0.01 per share. We have 50,000,000 shares of authorized Class B common stock, par value $0.01 per share. On December 31, 2011, there were 23,638,218 shares of Class A common stock outstanding, 244,113 shares of Class A common stock recorded as treasury stock and 13,192,845 shares of Class B common stock outstanding.

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

Preferred Stock-We are authorized to issue an aggregate of 20,000,000 shares of preferred stock, $0.01 par value per share, the terms and conditions of which are determined by our Board of Directors upon issuance. The rights, preferences and privileges of holders of our common stock are subject to, and may be adversely affected by, the rights of holders of any shares of preferred stock that we may designate and issue in the future. At December 31, 2011 and 2010, no shares of preferred stock were outstanding and the Board of Directors currently has no plans to issue a series of preferred stock.

Accounting for Stock-Based Compensation:

In May 2011, the Company's stockholders approved our 2011 Management Incentive Plan (the Plan), which was designed to attract, retain and motivate key employees. Awards granted under the Plan are settled in shares of Class A common stock. The 2011 restatement of the Plan increased the base number of shares of our Class A common stock reserved for issuance by 1,500,000 shares. At the beginning of each year, the Plan provides that the number of shares available for issuance automatically increases by an amount equal to one and one-half percent of the total number of shares of Class A and Class B common stock outstanding on December 31st of the previous year. On January 3, 2012, 552,466 additional shares were made available for issuance under the Plan. Through December 31, 2011, the remaining aggregate number of shares of our common stock authorized for issuance under the Plan was 3,093,371. Through December 31, 2011, 4,399,273 shares of our Class A common stock have been issued as a result of the exercise of the options granted under the Plan. The Plan expires in May 2021.

The Plan is administered by the compensation committee of our Board of Directors, along with its delegates. Subject to the express provisions of the Plan, the committee has the Board of Directors' authority to administer and interpret the Plan, including the discretion to determine the exercise price, vesting schedule, contractual life and the number of shares to be issued.

Stock Compensation Expense-For the years ended December 31, 2011, 2010 and 2009, we recorded $9.2 million, $7.4 million and $8.3 million of stock-based compensation cost, respectively. No compensation expense for employees with stock options, including stock-based compensation expense, was capitalized during the periods. For the years ended December 31, 2011, 2010 and 2009, the total recognized tax (deficiency) benefits from the exercise of stock options were $(0.2) million, $(0.4) million and $1.1 million, respectively.

Stock Options-We typically issue options that vest in three equal installments, beginning on the first anniversary of the date of grant. Under the terms of the Plan, the contractual life of the option grants may not exceed eight years. During the years ended December 31, 2011 and 2010, we issued options that expire five years from the date of grant.

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

The following weighted-average assumptions were used for option grants during the years ended December 31, 2011, 2010 and 2009:

Volatility-The expected volatility of the options granted was estimated based upon historical volatility of the Company's share price through weekly observations of the Company's trading history.

Expected Term-The expected term of options granted to employees during fiscal years 2011, 2010 and 2009 was determined from historical exercises of the grantee population. Due to a lack of historical exercise data, the expected term for option grants to our Board of Directors during 2009 was determined under the SEC's Staff Accounting Bulletin No. 110 ((vesting term + original contractual term)/2). There were no grants to our Board of Directors in fiscal years 2011 and 2010. For all grants valued during fiscal years 2011, 2010 and 2009, the options have graded vesting over 3 years (33.3% of the options in each grant vest annually) and a contractual term of 5 years.

Risk-free Interest Rate-The yield on zero-coupon U.S. Treasury strips was used to extrapolate a forward-yield curve. This “term structure” of future interest rates was then input into a numeric model to provide the equivalent risk-free rate to be used in the Black-Scholes-Merton model based on expected term of the underlying grants.

Dividend Yield-The Black-Scholes-Merton valuation model requires an expected dividend yield as an input. During fiscal year 2011, we initiated a cash dividend program. For option grants made subsequent to May 2011, we used an expected yield of 2% based on expected semi-annual cash dividend of $0.42 per share.

The following table summarizes weighted-average assumptions used in our calculations of fair value for the years ended December 31, 2011, 2010 and 2009:

	Year Ended December 31,
	2011	2010	2009
Volatility	35.08%	39.02%	40.13%
Expected life of options (in years)	2.98	2.95	2.92
Risk-free interest rate	0.81%	1.25%	1.48%
Dividend yield	0.70%	—%	—%

Stock Option Activity-During the year ended December 31, 2011, we granted stock options to purchase 986,000 shares of class A common stock at a weighted-average exercise price of $38.56 per share, which reflects the fair market value of the shares on the date of grant. The weighted-average fair value of options granted during the years ended December 31, 2011, 2010 and 2009 as determined under the Black-Scholes-Merton valuation model, was $9.14, $12.87 and $13.58, respectively. These options vest in three equal installments over three years and have a contractual term of five years. Option grants that vested during the years ended December 31, 2011, 2010 and 2009 had a combined fair value of $7.8 million, $7.7 million and $6.9 million, respectively.

The following table includes information with respect to stock option activity and stock options outstanding for the years ended December 31, 2011, 2010 and 2009, was as follows:

	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value
			(in thousands)
Shares under option, December 31, 2008	1,961,149	$35.75
Options granted	1,359,500	$47.65
Options exercised	(394,949)	$31.81	$6,529
Options cancelled and expired	(207,517)	$42.34
Shares under option, December 31, 2009	2,718,183	$41.85	$17,643
Options granted	944,500	$46.50
Options exercised	(391,176)	$35.30	$4,224
Options cancelled and expired	(798,250)	$49.42
Shares under option, December 31, 2010	2,473,257	$42.22	$7,731
Options granted	986,000	$38.56
Options exercised	(271,165)	$27.94	$3,087
Options cancelled and expired	(301,982)	$45.07
Shares under option, December 31, 2011	2,886,110	$41.14	$1,096

The following table summarizes non-vested stock options for the year ended December 31, 2011:

	Number of Shares	Weighted Average Fair Value
Non-vested stock options at December 31, 2010	1,459,008	$12.77
Options granted	986,000	$9.14
Vested during period	(609,419)	$12.75
Options cancelled	(216,334)	$12.32
Non-vested shares under option, December 31, 2011	1,619,255	$10.47

The following table includes information concerning stock options exercisable and stock options expected to vest at December 31, 2011:

	Options Exercisable	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Aggregate Intrinsic Value
				(in thousands)
Stock options exercisable	1,266,855	2.1	$41.49	$1,096
Stock options expected to vest	1,444,696	3.8	$41.78	$—
Options exercisable and expected to vest	2,711,551

Unrecognized compensation expense related to outstanding stock options expected to vest as of December 31, 2011 was $10.7 million. The expense is expected to be recognized over a weighted-average period of 1.8 years and will be adjusted for any future changes in estimated forfeitures.

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

Restricted Stock Activity-The following table summarizes the restricted stock activity during the years ended December 31, 2010 and 2011:

	Number of Shares	Grant Date Fair Value
		(in thousands)
Non-vested, December 31, 2009	—
Granted	51,000	$2,447
Vested	—
Forfeited	(25,000)	$1,196
Non-vested, December 31, 2010	26,000
Granted	24,000	$1,070
Vested	(19,333)	$862
Forfeited	—
Non-vested, December 31, 2011	30,667

11. Retirement Plans

As of December 31, 2011, we maintained one qualified defined contribution plan in addition to an Employee Stock Ownership Plan (ESOP). Our qualified defined contribution plan covers substantially all employees and complies with Section 401 of the Internal Revenue Code. Under this plan, we stipulated a basic matching contribution that matches a portion of the participants' contribution based upon a defined schedule. Additionally, this plan contains a discretionary contribution component where the Company may contribute additional amounts based on a percentage of eligible employees' compensation. Contributions are invested by an independent investment company in one or more of several investment alternatives. The choice of investment alternatives is at the election of each participating employee. Our contributions to the plan were approximately $23.8 million, $22.9 million and $22.0 million for the years ended December 31, 2011, 2010 and 2009, respectively.

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

For the years ended December 31, 2011, 2010 and 2009, we recorded $3.6 million, $3.4 million and $3.0 million, respectively, as compensation expense related to ESOP contributions. Shares contributed to the ESOP for the years ended December 31, 2011, 2010 and 2009, were 116,087; 81,730; and 84,991, respectively, of Class A common stock. There were no unearned ESOP shares at December 31, 2011 and 2010.

As required under ASC 714-40, Employee Stock Ownership Plans, compensation expense is recorded for shares committed to be released to employees based on the fair market value of those shares in the period in which they are committed to be released. For the years ended December 31, 2011, 2010 and 2009, new shares were issued to satisfy this obligation.

We also maintain an Employee Supplemental Savings Plan (ESSP), a non-qualified deferred compensation plan, for certain key employees. Under this plan, eligible employees may defer up to 75% of qualified annual base compensation and 100% of bonus. In the ESSP, participant deferral accounts are credited with a rate of return based on investment elections as selected by the participant. The assets related to the ESSP are held in a rabbi trust owned by the Company for benefit of the participating employees. The trust investments are in the form of variable universal life insurance products, which are owned by the Company. These investments seek to replicate the return of the participant investment elections. Participant contributions to this plan were approximately $4.5 million, $4.2 million and $4.3 million for the years ended December 31, 2011, 2010 and 2009, respectively.

We maintain nonqualified supplemental defined benefit pension plan for certain retired employees of an acquired company. These plans were informally and partially funded beginning in 1999 through a rabbi trust. Assets held in a rabbi trust are not eligible to be included in the calculation of plan status. At both December 31, 2011 and 2010, 100% of the rabbi trust assets were invested in a money market account with a commercial bank. All covered employees retired prior to 1998. Our benefit obligation at December 31, 2011 and 2010 was $1.5 million and $1.5 million, respectively.

12. Income Taxes

The domestic and foreign components of income before provision for income taxes were as follows (in thousands):

	Year Ended December 31,
	2011	2010	2009
Domestic	$215,437	$202,522	$178,610
Foreign	65	(71)	(102)
	$215,502	$202,451	$178,508

The provision for income taxes was comprised of the following components (in thousands):

	Year Ended December 31,
	2011	2010	2009
Current provision (benefit):
Federal	$75,505	$63,195	$57,773
State	10,601	9,108	7,668
Foreign	293	348	313
	86,399	72,651	65,754
Deferred provision (benefit):
Federal	(3,209)	3,894	723
State	(97)	983	(996)
	(3,306)	4,877	(273)
Non-current provision (benefit) resulting from allocating tax benefits directly to additional paid in capital and changes in liabilities:
Federal	(787)	(474)	1,067
State	(116)	274	288
Foreign	6	27	(92)
	(897)	(173)	1,263
Total provision for income taxes	$82,196	$77,355	$66,744

For the year ended December 31, 2011, the non-current provision for income taxes includes $0.2 million for amounts arising from the exercise of stock options allocated as equity; $(0.4) million arising from the cancellation of vested stock options allocated to equity and valuation differences between grant and vesting dates on restricted stock allocated to equity; and $(0.7) million related to liabilities for uncertain tax positions (including $(0.2) million for use of a state net operating loss). For the year ended December 31, 2010, the non-current provision for income taxes includes $0.1 million for amounts arising from the exercise of stock options allocated as equity; $(0.5) million arising from the cancellation of vested stock options allocated to equity; and $0.2 million related to liabilities for uncertain tax positions. For 2009, the non-current provision for income taxes includes $1.1 million from amounts arising from the exercise of stock options allocated as equity, and $0.2 million related to liabilities for uncertain tax positions.

The provision for income taxes varies from the amount of income tax determined by applying the applicable U.S. statutory tax rate to pre-tax income and the following:

	Year Ended December 31,
	2011	2010	2009
Statutory U.S. Federal tax rate	35.0%	35.0%	35.0%
Increase (decrease) in rate resulting from:
State taxes—net of Federal benefit	3.1%	3.3%	3.1%
Other, net	—%	(0.1)%	(0.7)%
Effective tax rate	38.1%	38.2%	37.4%

The Company paid income taxes, net of refunds, of $92.9 million, $77.2 million and $68.9 million for the years ended December 31, 2011, 2010 and 2009, respectively.

Deferred income taxes arise from temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements. A summary of the tax effect of the significant components of deferred income taxes follows (in thousands):

	December 31,
	2011	2010
Gross deferred tax liabilities:
Unbilled receivables	$3,560	$9,673
Goodwill and other assets	71,979	59,708
Property and equipment	—	2,324
Total deferred tax liabilities	75,539	71,705

Gross deferred tax assets:
Property and equipment	(2,753)	—
Capital and state operating loss carryforwards	(86)	(138)
Retirement and other liabilities	(28,823)	(26,220)
Allowance for potential contract losses and other contract reserves	(3,728)	(3,316)
Total deferred tax assets	(35,390)	(29,674)
Net deferred tax liabilities	$40,149	$42,031

The net deferred tax liabilities were increased by adjustments to the purchase accounting on the acquisition of MTCSC, acquired on December 23, 2010, and WINS, acquired on November 15, 2011, by $1.3 million in the year ended December 31, 2011.

The tax benefits associated with nonqualified stock options and disqualifying dispositions of incentive stock options reduced the current taxes payable by $0.2 million in the year ended December 31, 2011 and $0.1 million in year ended December 31, 2010. Such benefits were recorded as an increase to additional paid-in capital.

At December 31, 2011, we had state net operating losses of approximately $0.1 million that expire beginning 2014 through 2030.

A reconciliation of the beginning and ending balances of the total amounts of gross unrecognized tax benefits is as follows (in thousands):

	December 31,
	2011	2010	2009
Gross unrecognized tax benefits at beginning of year	$2,519	$1,680	$1,516
Increases in tax positions related to prior years	87	508	—
Decreases in tax positions for prior years	(71)	(26)	(8)
Increases in tax positions for current year	269	481	343
Settlements	(508)	—	—
Lapse in statute of limitations	(961)	(124)	(171)
Acquisitions - increase in tax position for prior years	105	—	—
Gross unrecognized tax benefits at end of year	$1,440	$2,519	$1,680

The total liability for gross unrecognized tax benefits as of December 31, 2011, 2010 and 2009 was $1.4 million, $2.5 million and $1.7 million, respectively. That amount includes $1.1 million, $2.1 million and $1.4 million, respectively, of unrecognized net tax benefits which, if ultimately recognized, would reduce the Company's annual effective tax rate in a future period.

The Company is subject to income taxes in the U.S., various state and foreign jurisdictions. Tax statutes and regulations within each jurisdiction are subject to interpretation and require significant judgment to apply. The Company is no longer subject to U.S., state or non-U.S. income tax examinations by tax authorities for the years before 2007. A German audit, relating to pre-2007 years, was settled in 2009. The Company believes it is reasonably possible that $0.2 million of gross unrecognized tax benefits will be settled within the next year due to expirations of statute of limitations.

The Company recognizes interest accrued, related to net unrecognized tax benefits, in interest expense; and penalties, in general and administrative expenses; for all periods presented. At December 31, 2011, 2010 and 2009, accrued interest and penalties relating to net unrecognized tax benefits were $0.2 million, $0.4 million and $0.3 million, respectively.

13. Business Segment and Geographic Area Information

We have one reportable segment. We deliver information technology and technical services solutions under contracts with the U.S. government, state and local governments and commercial customers. Our federal government customers typically exercise independent contracting authority, and even offices or divisions within an agency or department may directly, or through a prime contractor, use our services as a separate customer so long as that customer has independent decision-making and contracting authority within its organization. Revenues from the U.S. government under prime contracts and subcontracts were approximately 99.2%, 98.7% and 98.3% for the years ended December 31, 2011, 2010 and 2009, respectively. There were no sales to any customers within a single country (except for the United States) where the sales accounted for 10% or more of total revenues. We treat sales to U.S. government customers as sales within the United States regardless of where the services are performed. Substantially all assets of continuing operations were held in the United States for the years ended December 31, 2011, 2010 and 2009. Revenues by geographic customer and the related percentages of total revenues for the years ended December 31, 2011, 2010 and 2009, were as follows (dollars in thousands):

	Year Ended December 31,
	2011		2010		2009
United States	$2,861,038	99.7%	$2,583,600	99.2%	$1,999,308	99.0%
International	8,944	0.3%	20,438	0.8%	21,026	1.0%
Total	$2,869,982	100.0%	$2,604,038	100.0%	$2,020,334	100.0%

The following table includes contracts that exceeded 10% of our revenues for the years ended December 31, 2011, 2010 and 2009 (dollars in thousands):

	Year Ended December 31,
	2011		2010		2009
Revenues:
U.S. Army contract A	$487,615	17.0%	$318,615	12.2%	$407,656	20.2%
All other contracts	2,382,367	83.0%	2,285,423	87.8%	1,612,678	79.8%
Total	$2,869,982	100.0%	$2,604,038	100.0%	$2,020,334	100.0%

The following table includes contracts that exceeded 10% of our operating income for the years ended December 31, 2011, 2010 and 2009 (dollars in thousands):

	Year Ended December 31,
	2011		2010		2009
Operating income:
U.S. Army contract A	$39,432	17.3%	$22,748	10.6%	$21,077	11.8%
All other contracts	187,922	82.7%	192,392	89.4%	158,002	88.2%
Total	$227,354	100.0%	$215,140	100.0%	$179,079	100.0%

The following table includes contracts that exceeded 10% of our receivables, net at December 31, 2011 and 2010 (dollars in thousands):

	December 31,
	2011		2010
Receivables, net:
U.S. Army contract A	$88,359	16.3%	$25,357	4.8%
U.S. Army contract B	59,309	11.0%	6,778	1.3%
All other contracts	392,800	72.7%	496,630	93.9%
Total	$540,468	100.0%	$528,765	100.0%

Disclosure items required under ASC 280, Segment Reporting, including interest income, interest expense, depreciation and amortization expense, costs for stock-based compensation programs, certain unallowable costs as determined under Federal Acquisition Regulations and expenditures for segment assets are not applicable as we review those items on a consolidated basis.

14. Sale of Investment

On April 8, 2011, ManTech received approximately $3.2 million in proceeds, with an additional $0.5 million held in escrow to be distributed no later than December 15, 2012, for sale of our investment of less than 5% in NetWitness Corporation (NetWitness). The transaction was consummated on April 1, 2011 pursuant to an agreement and plan of merger dated March 12, 2011 by and among EMC Corporation, NetWitness and certain persons acting as the representative for the shareholders of NetWitness. The sale of our investment resulted in a pre-tax gain of approximately $3.7 million, which was recorded in other income in our consolidated statement of income for the year ended December 31, 2011.

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

	2011
	March 31,	June 30,	September 30,	December 31,
	(in thousands, except per share data)
Revenues	$700,864	$752,673	$734,607	$681,838
Cost of services	599,767	644,647	629,181	580,084
General and administrative expenses	45,242	48,858	46,918	47,931
Operating income	55,855	59,168	58,508	53,823
Interest expense	(3,970)	(3,979)	(3,857)	(3,985)
Interest income	64	59	107	102
Other income (expense), net	96	3,820	(20)	(289)
Income before provision for income taxes	52,045	59,068	54,738	49,651
Net income	$31,903	$36,442	$34,486	$30,475

Basic net income per share - Class A common stock	$0.87	$0.99	$0.94	$0.83
Weighted average shares outstanding - Class A	23,206	23,357	23,513	23,578
Basic net income per share - Class B common stock	$0.87	$0.99	$0.94	$0.83
Weighted average shares outstanding - Class B	13,275	13,271	13,193	13,193
Diluted net income per share - Class A common stock	$0.87	$0.99	$0.94	$0.83
Weighted average shares outstanding - Class A	23,357	23,510	23,607	23,643
Diluted net income per share - Class B common stock	$0.87	$0.99	$0.94	$0.83
Weighted average shares outstanding - Class B	13,275	13,271	13,193	13,193

	2010
	March 31,	June 30,	September 30,	December 31,
	(in thousands, except per share data)
Revenues	$587,557	$661,611	$656,954	$697,916
Cost of services	499,566	562,306	555,318	591,441
General and administrative expenses	42,759	42,776	47,121	47,611
Operating income	45,232	56,529	54,515	58,864
Interest expense	(997)	(3,598)	(3,970)	(4,002)
Interest income	128	57	51	125
Other income (expense), net	(62)	(270)	64	(215)
Income before provision for income taxes	44,301	52,718	50,660	54,772
Net income	$27,541	$32,167	$31,376	$34,012

Basic net income per share - Class A common stock	$0.76	$0.89	$0.86	$0.94
Weighted average shares outstanding - Class A	22,415	22,872	23,010	23,082
Basic net income per share - Class B common stock	$0.76	$0.89	$0.86	$0.94
Weighted average shares outstanding - Class B	13,605	13,317	13,276	13,275
Diluted net income per share - Class A common stock	$0.76	$0.88	$0.86	$0.93
Weighted average shares outstanding - Class A	22,727	23,126	23,171	23,251
Diluted net income per share - Class B common stock	$0.76	$0.88	$0.86	$0.93
Weighted average shares outstanding - Class B	13,605	13,317	13,276	13,275

16. Subsequent Event

Management has evaluated subsequent events after the balance sheet date through the financial statements issuance date for appropriate accounting and disclosure.

Acquisition of Evolvent Technologies, Inc.

On January 6, 2012, we completed the acquisition of the equity interests of Evolvent Technologies, Inc. (Evolvent). The results of Evolvent's operations have been included in our consolidated financial statements since that date. The acquisition was completed through an equity purchase agreement dated January 6, 2012, by and among ManTech, shareholders and warrantholders of Evolvent and Prudent Management, LLC in its capacity as the sellers' representative.

Evolvent provides services in clinical IT, clinical business intelligence, imaging cyber security, behavioral health, tele-health, software development and system integration. Its systems and processes enable better decision-making at the point of care and full integration of medical information across different platforms. At January 6, 2012, Evolvent had 189 employees of which 26% held security clearances.

This acquisition will enable ManTech to deliver information technology solutions through Evolvent's existing relationships with Department of Defense Health organizations, the Veterans Administration and Department of Health and Human Services.

ManTech funded the acquisition with cash on hand. The preliminary purchase price was $40.0 million and may increase or decrease depending on the finalization of the post-closing working capital adjustment.

During 2011, ManTech incurred approximately $0.1 million of acquisition related costs. These costs are included in general and administrative expense in our consolidated statement of income for the year ended December 31, 2011.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

The Company has had no disagreements with its auditors on accounting principles, practices or financial statement disclosure during and through the date of the financial statements included in this Report.

Item 9A	Controls and Procedures

We performed an assessment as of December 31, 2011 of the effectiveness of the design and operation of our disclosure controls and procedures and our internal control over financial reporting. This assessment was done under the supervision and with the participation of management, including our principal executive officer and principal financial officer. Included as Exhibits 31.1 and 31.2 to this Annual Report on Form 10-K are forms of “Certification” of our principal executive officer (our Chairman of the Board and Chief Executive Officer) and our principal financial officer (our Chief Financial Officer). The forms of Certification are required in accordance with Section 302 of the Sarbanes-Oxley Act of 2002. This section of the Annual Report on Form 10-K that you are currently reading is the information concerning the assessment referred to in the Section 302 certifications and required by the rules and regulations of the SEC. You should read this information in conjunction with the Section 302 certifications for a more complete understanding of the topics presented.

Disclosure Controls and Procedures and Internal Control over Financial Reporting-Management is responsible for establishing and maintaining adequate disclosure controls and procedures and internal control over financial reporting. Disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act, such as this Annual Report on Form 10-K, is accurately recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures are also designed to provide reasonable assurance that such information is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

Limitations on the Effectiveness of Controls-Management, including our principal executive officer and our principal financial officer, do not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no assessment of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management's override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Scope of the Assessments-The assessment by our principal executive officer and our principal financial officer of our disclosure controls and procedures and the assessment by our management of our internal control over financial reporting included a review of procedures and documents and discussions with other employees in our organization in order to evaluate the adequacy of our internal control system design. In the course of the evaluation, we sought to identify exposure to unprevented or undetected data errors, control problems or acts of fraud and to confirm that appropriate corrective action, including process improvements, were being undertaken. The assessment also included testing of properly designed controls to verify their effective performance. Our management used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework to assess the effectiveness of our internal control over financial reporting.

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

Assessment of Effectiveness of Disclosure Controls and Procedures-Based upon the assessments, our principal executive officer and our principal financial officer have concluded that as of December 31, 2011 our disclosure controls and procedures were effective at the reasonable assurance level described above.

Management's Report on Internal Control over Financial Reporting-Management is responsible for establishing and maintaining adequate control over financial reporting. Management used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework to assess the effectiveness of our internal control over financial reporting. Based upon the assessments, our management has concluded that as of December 31, 2011 our internal control over financial reporting was effective. Our independent registered public accounting firm issued an attestation report concerning our internal control over financial reporting, which appears further in this Annual Report.

Changes in Internal Control over Financial Reporting-During the three months ended December 31, 2011, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control for financial reporting.

Item 9B.	Other Information

During 2011, the Company had change in control agreements in place with certain of its executive officers.  Upon notice provided under the terms of the agreements, all such change in control agreements expired in accordance with their terms prior to the end of 2011.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
ManTech International Corporation
Fairfax, Virginia
We have audited the internal control over financial reporting of ManTech International Corporation and subsidiaries (the "Company") as of December 31, 2011, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting.  Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.
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
A company's internal control over financial reporting is a process designed by, or under the supervision of, the company's principal executive and principal financial officers, or persons performing similar functions, and effected by the company's board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2011 of the Company and our report dated February 24, 2012 expressed an unqualified opinion on those financial statements and financial statement schedule.
/s/ DELOITTE & TOUCHE LLP

McLean, Virginia
February 24, 2012

PART III

Item 10.	Directors and Executive Officers of the Registrant and Corporate Governance

The information concerning our directors and executive officers required by Item 401 of Regulation S-K is included under the captions “Election of Directors” and “Executive Officers,” respectively, in our definitive Proxy Statement to be filed with the Securities and Exchange Commission (SEC) in connection with our 2012 Annual Meeting of Stockholders (the “2012 Proxy Statement”), and that information is incorporated by reference in this Annual Report on Form 10-K.

The information required by Item 405 of Regulation S-K concerning compliance with Section 16(a) of the Exchange Act is included under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in our 2012 Proxy Statement, and that information is incorporated by reference in this Annual Report on Form 10-K.

Our Standards of Ethics and Business Conduct, which sets forth the policies comprising our code of conduct, satisfy the SEC's requirements (including Item 406 of Regulation S-K) for a “code of ethics” applicable to our principal executive officer, principal financial officer, principal accounting officer, controller or persons performing similar functions, as well as Nasdaq's requirements for a code of conduct applicable to all directors, officers and employees. Among other principles, our Standards of Ethics and Business Conduct includes guidelines relating to the ethical handling of actual or potential conflicts of interest, compliance with laws, accurate financial reporting and procedures for promoting compliance with (and reporting violations of) these standards. A copy of our Standards of Ethics and Business Conduct is available on the investor relations section of our website: www.mantech.com. We are required to disclose any amendment to, or waiver from, a provision of our code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer, controller and persons performing similar functions. We intend to use our website as a method of disseminating this disclosure as permitted by applicable SEC rules.

The information required by Item 407(c)(3) of Regulation S-K concerning the procedures by which our stockholders may recommend nominees to our Board of Directors is included under the caption “Corporate Governance - Director Nominations” in our 2012 Proxy Statement and that information is incorporated by reference in this Annual Report on Form 10-K.

The information required by Item 407(d)(4) of Regulation S-K concerning the Audit Committee is included under the caption “Committees of the Board of Directors - Audit Committee” in our 2012 Proxy Statement and that information is incorporated by reference in this Annual Report on Form 10-K.

The information required by Item 407(d)(5) of Regulation S-K concerning the designation of an audit committee financial expert is included under the caption “Committees of the Board of Directors - Audit Committee” in our 2012 Proxy Statement and that information is incorporated by reference in this Annual Report on Form 10-K.

Item 11.	Executive Compensation

The information required by this Item 11 is included under the captions “Non-Employee Director Compensation Table,” “Certain Relationships and Related Person Transactions - Compensation Committee Interlocks and Insider Participation,” “Compensation Committee Report” and “Compensation Discussion and Analysis” and the related text and tables in our 2012 Proxy Statement and that information is incorporated by reference in this Annual Report on Form 10-K.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item 12 is included under the captions “Beneficial Ownership of Our Stock - Ownership by Our Directors and Executive Officers” and “Beneficial Ownership of Our Stock - Ownership by Holders of More Than 5% of Our Class A Common Stock” in our 2012 Proxy Statement, and that information is incorporated by reference in this Annual Report on Form 10-K.

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides information as of December 31, 2011 with respect to compensation plans (including individual compensation arrangements) under which our equity securities are authorized for issuance.

Equity Compensation Plan Information
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	2,886,110	$41.14	3,093,371
Equity compensation plans not approved by security holders	—	—	—
Total	2,886,110	$41.14	3,093,371

1)    The plan contains a formula that automatically increases the number of securities available for issuance. The plan provision provides that the number of shares available for issuance under the plan automatically increases on the first trading day of January each calendar year during the term of the plan, by an amount equal to one and one-half percent (1.5%) of the total number of shares outstanding (including all outstanding classes of common stock) on the last trading day in December of the immediately preceding calendar year, but provides that in no event shall any such annual increase exceed one million five hundred thousand (1,500,000) shares. On January 3, 2012, 552,466 shares were added to the plan under this provision.

Item 13.	Certain Relationships and Related Transactions and Director Independence

The information required by this Item 13 is included under the caption “Certain Relationships and Related Person Transactions” and "Corporate Governance - Director Independence" in our 2012 Proxy Statement and that information is incorporated by reference in this Annual Report on Form 10-K.

Item 14.	Principal Accounting Fees and Services

The information required by this Item 14 is included under the captions “Ratification of Appointment of Independent Auditors-Fees Paid to Deloitte & Touche LLP” and “Ratification of Appointment of Independent Auditors - Policy Regarding Audit Committee Pre-Approval of Audit and Permitted Non-audit Services” in our 2012 Proxy Statement and that information is incorporated by reference in this Annual Report on Form 10-K.

PART IV

Item 15.	Exhibits and Financial Statement Schedule

(a) The following documents are filed as a part of this Annual Report on Form 10-K:

(1)	All financial statements:

SCHEDULE NO.	DESCRIPTION
Schedule II	Valuation and Qualifying Accounts for the years ended December 31, 2011, 2010 and 2009

(3) Exhibits required by Item 601 of Regulation S-K (each management contract or compensatory plan or arrangement required to be filed as an exhibit to this annual report pursuant to Item 15(b) of this annual report is identified in the Exhibit list below):

Exhibit	Description
3.1
Second Amended and restated Certificate of Incorporation of the registrant as filed with the Secretary of State of the State of Delaware on January 30, 2002 (incorporated herein by reference from registrant's Registration Statement on Form S-1 (File No. 333-73946), as filed with the SEC on November 23, 2002, as amended).

3.2
Second Amended and Restated Bylaws of the registrant (incorporated herein by reference from registrant's Annual Report on Form 10-K for the year ended December 31, 2003, as filed with the SEC on March 15, 2004, as amended).

4.1	Form of Common Stock Certificate (incorporated herein by reference from registrant's Registration Statement on Form S-1 (File No. 333-73946), as filed with the SEC on November 23, 2002, as amended).
4.2
Indenture governing 7.25% Senior Notes due 2018, including the form of 7.25% Senior Notes due 2018, dated April 13, 2010, among ManTech International Corporation, the Guarantors named therein, and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated herein by reference from the registrant's Current Report on Form 8-K, as filed with the SEC on April 13, 2010).

10.1
Credit Agreement, October 12, 2011, by and among the registrant and a syndicate of lenders, including Bank of America, N.A., acting as administrative agent for the lenders (incorporated herein by reference from the registrant's Current Report on Form 8-K filed with the SEC on October 13, 2011).

10.2*
Retention Agreement, effective as of January 1, 2002, between George J. Pedersen and the registrant (incorporated herein by reference from registrant's Registration Statement on Form S-1 (File No. 333-73946), as filed with the SEC on November 23, 2001, as amended).

10.3*
ManTech International Corporation 2011 Executive Compensation Plan, adopted on March 10, 2011 in which our executive officers and certain key senior executives participate (incorporated herein by reference from registrant's Current Report on Form 8-K, as filed with the SEC on March 5, 2011).

10.4*	Management Incentive Plan of ManTech International Corporation 2011 Restatement (incorporated herein by reference from registrant's Current Report on Form 8-K, as filed with the SEC on May 16, 2011).
10.5*‡	Form of Grant of Non-Qualified Stock Options granted under the Management Incentive Plan.
10.6*‡	Standard Terms and Conditions for Non-Qualified Stock Options granted under the Management Incentive Plan.
10.7*‡	Form of Grant of Restricted Stock granted under the Management Incentive Plan.
10.8*‡	Standard Terms and Conditions for Restricted Stock granted under the Management Incentive Plan.
12.1‡	Ratio of Earnings to Fixed Charges.
21.1‡	Subsidiaries of the Registrant.
23.1‡	Independent Registered Public Accounting Firm Consent.
24.1	Power of Attorney (included on signature page).
31.1‡	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.
31.2‡	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.
32‡	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended.
101
The following materials from ManTech International Corporation's Annual Report on Form 10-K for the year ended December 31, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at December 31, 2011 and 2010; (ii) Consolidated Statement of Income for the Years Ended December 31, 2011, 2010 and 2009; (iii) Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2011, 2010 and 2009; (iv) Consolidated Statements of Changes in Stockholders' Equity for the Years Ended December 31, 2011, 2010 and 2009; (v) Consolidated Statements of Cash Flows for the Years Ended December 31, 2011, 2010 and 2009; and (vi) Notes to Consolidated Financial Statements.**

* Management contract or compensatory plan or arrangement required to be filed as an Exhibit to this report pursuant to item 15(a)(3).
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

MANTECH INTERNATIONAL CORPORATION

By:	/s/ GEORGE J. PEDERSEN
Name:	George J. Pedersen
Title:	Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer)
Date:	February 24, 2012

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

Name and Signature	Title	Date

/s/ GEORGE J. PEDERSEN	Chairman of the Board of Directors	February 24, 2012
George J. Pedersen	and Chief Executive Officer (Principal Executive Officer)

/s/ KEVIN M. PHILLIPS	Executive VP and Chief Financial Officer	February 24, 2012
Kevin M. Phillips	(Principal Financial Officer)

/s/ JOHN J. FITZGERALD	Senior VP Finance and Controller	February 24, 2012
John J. Fitzgerald	(Principal Accounting Officer)

/s/ RICHARD L. ARMITAGE	Director	February 24, 2012
Richard L. Armitage

/s/ MARY K. BUSH	Director	February 24, 2012
Mary K. Bush

/s/ BARRY G. CAMPBELL	Director	February 24, 2012
Barry G. Campbell

/s/ WALTER R. FATZINGER, JR.	Director	February 24, 2012
Walter R. Fatzinger, Jr.

/s/ DAVID E. JEREMIAH	Director	February 24, 2012
David E. Jeremiah

/s/ RICHARD J. KERR	Director	February 24, 2012
Richard J. Kerr

/s/ KENNETH A. MINIHAN	Director	February 24, 2012
Kenneth A. Minihan

/s/ STEPHEN W. PORTER	Director	February 24, 2012
Stephen W. Porter

SCHEDULE II

Valuation and Qualifying Accounts

Activities in the Company's allowance accounts for the years ended December 31, 2011, 2010 and 2009 were as follows (in thousands):

Doubtful Accounts
	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions	Other*	Balance at End of Period
2009	$8,321	227	(902)	474	$8,120
2010	$8,120	90	(168)	904	$8,946
2011	$8,946	5	(5)	783	$9,729

*	Other represents doubtful account reserves recorded as part of net revenues for estimated customer disallowances.