Form 10-Q
period 2012-03-31
MANTECH INTERNATIONAL CORP
filed 2012-05-04
CIK 892537

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
__________________________________________
FORM 10-Q
__________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2012
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from              to
Commission File No. 000-49604
__________________________________________
ManTech International Corporation
(Exact name of registrant as specified in its charter)
__________________________________________

Delaware	22-1852179
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

12015 Lee Jackson Highway, Fairfax, VA	22033
(Address of principal executive offices)	(Zip Code)
(703) 218-6000
(Registrant’s telephone number, including area code)
__________________________________________
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No
As of May 2, 2012 there were outstanding 23,718,551 shares of our Class A common stock and 13,192,845 shares of our Class B common stock.

MANTECH INTERNATIONAL CORPORATION
FORM 10-Q
FOR THE QUARTER ENDED March 31, 2012

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

MANTECH INTERNATIONAL CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands Except Share Amounts)

	(unaudited)
	March 31, 2012	December 31, 2011
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$119,277	$114,483
Receivables—net	569,591	540,468
Prepaid expenses and other	23,346	33,115
Total Current Assets	712,214	688,066
Property and equipment—net	35,341	47,435
Goodwill	842,890	808,455
Other intangibles—net	177,193	177,764
Employee supplemental savings plan assets	24,597	25,026
Other assets	12,487	13,460
TOTAL ASSETS	$1,804,722	$1,760,206
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$308,844	$280,277
Accrued salaries and related expenses	78,577	72,467
Billings in excess of revenue earned	20,648	34,956
Total Current Liabilities	408,069	387,700
Long-term debt	200,000	200,000
Accrued retirement	25,726	26,155
Other long-term liabilities	9,075	7,871
Deferred income taxes—non-current	51,045	49,223
TOTAL LIABILITIES	693,915	670,949
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Common stock, Class A—$0.01 par value; 150,000,000 shares authorized; 23,938,897 and 23,882,331 shares issued at March 31, 2012 and December 31, 2011; 23,694,784 and 23,638,218 shares outstanding at March 31, 2012 and December 31, 2011	239	239
Common stock, Class B—$0.01 par value; 50,000,000 shares authorized; 13,192,845 and 13,192,845 shares issued and outstanding at March 31, 2012 and December 31, 2011	132	132
Additional paid-in capital	409,787	406,083
Treasury stock, 244,113 and 244,113 shares at cost at March 31, 2012 and December 31, 2011	(9,158)	(9,158)
Retained earnings	710,169	692,272
Accumulated other comprehensive income (loss)	(362)	(311)
TOTAL STOCKHOLDERS’ EQUITY	1,110,807	1,089,257
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,804,722	$1,760,206
See notes to condensed consolidated financial statements.

MANTECH INTERNATIONAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In Thousands Except Per Share Amounts)

	(Unaudited) Three months ended March 31,
	2012	2011
REVENUES	$676,509	$700,864
Cost of services	582,867	599,767
General and administrative expenses	47,947	45,242
OPERATING INCOME	45,695	55,855
Interest expense	(4,148)	(3,970)
Interest income	72	64
Other income (expense), net	15	96
INCOME FROM OPERATIONS BEFORE INCOME TAXES	41,634	52,045
Provision for income taxes	(15,992)	(20,142)
NET INCOME	$25,642	$31,903
BASIC EARNINGS PER SHARE:
Class A basic earnings per share	$0.70	$0.87
Weighted average common shares outstanding	23,642	23,206
Class B basic earnings per share	$0.70	$0.87
Weighted average common shares outstanding	13,193	13,275
DILUTED EARNINGS PER SHARE:
Class A diluted earnings per share	$0.69	$0.87
Weighted average common shares outstanding	23,716	23,357
Class B diluted earnings per share	$0.69	$0.87
Weighted average common shares outstanding	13,193	13,275

See notes to condensed consolidated financial statements.

MANTECH INTERNATIONAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In Thousands)

	(Unaudited) Three months ended March 31,
	2012	2011
NET INCOME	$25,642	$31,903
OTHER COMPREHENSIVE INCOME (LOSS):
Translation adjustment, net of tax	(51)	(17)
Total other comprehensive income (loss)	(51)	(17)
COMPREHENSIVE INCOME	$25,591	$31,886

See notes to condensed consolidated financial statements.

MANTECH INTERNATIONAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)

	(Unaudited) Three months ended March 31,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$25,642	$31,903
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation	2,367	2,202
Excess tax benefits from the exercise of stock options	(43)	(203)
Deferred income taxes	2,029	(1,092)
Depreciation and amortization	21,724	7,252
Change in assets and liabilities—net of effects from acquired businesses:
Receivables—net	(22,114)	(88,998)
Prepaid expenses and other	8,360	4,877
Accounts payable and accrued expenses	22,177	25,434
Accrued salaries and related expenses	4,344	13,635
Billings in excess of revenue earned	(14,400)	15,336
Accrued retirement	(429)	(399)
Other	2,592	996
Net cash flow from operating activities	52,249	10,943
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of businesses—net of cash acquired	(38,435)	(21,640)
Purchases of property and equipment	(3,688)	(5,991)
Disposition of a business	1,799	—
Investment in capitalized software for internal use	(573)	(561)
Net cash flow from investing activities	(40,897)	(28,192)
CASH FLOWS FROM FINANCING ACTIVITIES:
Dividends paid	(7,716)	—
Proceeds from exercise of stock options	1,115	5,241
Excess tax benefits from the exercise of stock options	43	203
Treasury stock acquired	—	(44)
Net cash flow from financing activities	(6,558)	5,400
NET CHANGE IN CASH AND CASH EQUIVALENTS	4,794	(11,849)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	114,483	84,829
CASH AND CASH EQUIVALENTS, END OF PERIOD	$119,277	$72,980
SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for income taxes	$509	$564
Cash paid for interest	$296	$174
Noncash financing activities:
Employee Stock Ownership Plan Contributions	$563	$498

See notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2012
UNAUDITED

1.	Introduction and Overview
ManTech International Corporation (depending on the circumstances, “ManTech” “Company” “we” “our” “ours” or “us”) is a leading provider of innovative technologies and solutions for mission-critical national security programs for the intelligence community; the Departments of Defense, State, Homeland Security, Energy and Justice, including the Federal Bureau of Investigation (FBI); the space community; and other U.S. federal government customers. Our services include the following solution sets that are aligned with the long-term needs of our national security clients: command, control, communications, computers, intelligence, surveillance and reconnaissance (C4ISR) lifecycle support; cyber security; global logistics support; intelligence/counter-intelligence support; information technology (IT) modernization and sustainment; systems engineering; test and evaluation; and health IT. We support major national missions, such as military readiness, terrorist threat detection, information security and border protection. Our employees operate primarily in the United States, as well as in numerous locations internationally.

2.	Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and note disclosures normally included in the annual financial statements, prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted pursuant to those rules and regulations. We recommend that you read these unaudited condensed consolidated financial statements in conjunction with the audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011, previously filed with the SEC. We believe that the unaudited condensed consolidated financial statements in this Form 10-Q reflect all adjustments that are necessary to fairly present the financial position, results of operations and cash flows for the interim periods presented. The results of operations for such interim periods are not necessarily indicative of the results that can be expected for the full year.

3.	Acquisitions
Our acquisitions have been accounted for using the acquisition method of accounting under the Accounting Standards Codification (ASC) 805, Business Combination.
Evolvent Technologies, Inc.-On January 6, 2012, we completed the acquisition of Evolvent Technologies, Inc. (Evolvent). The results of Evolvent's operations have been included in our consolidated financial statements since that date. The acquisition was completed through an equity purchase agreement dated January 6, 2012, by and among ManTech, shareholders and warrantholders of Evolvent, and its parent, and Prudent Management, LLC in its capacity as the sellers' representative.
Evolvent provides services in clinical IT, clinical business intelligence, imaging cyber security, behavioral health, tele-health, software development and systems integration. Its systems and processes enable better decision-making at the point of care and full integration of medical information across different platforms. At January 6, 2012, Evolvent had 189 employees.
This acquisition will enable ManTech to expand its customer relationships and deliver IT solutions through Evolvent's existing relationships with the Department of Defense health organizations, the Veterans Administration and the Department of Health and Human Services.
ManTech funded the acquisition with cash on hand. The preliminary purchase price was $39.0 million and may increase or decrease depending on the finalization of post-closing working capital adjustments. The equity purchase agreement did not contain provisions for contingent consideration. Pursuant to the equity purchase agreement, $8.0 million was placed into an escrow account to satisfy potential indemnification liabilities of Evolvent. The escrow period will expire 36 months after the purchase closing date. At March 31, 2012, the balance in the escrow account was $8.0 million.
During the three months ended March 31, 2012, the Company incurred $0.2 million of acquisition costs. These costs are included in general and administrative expense in our income statement.
The preliminary purchase price of $39.0 million was allocated to the underlying assets and liabilities based on their fair value at the date of acquisition. The following information represents the preliminary purchase price allocation, as we are still in the process of reviewing the working capital accounts at the date of acquisition for potential adjustments to the purchase price. Total assets were $46.7 million, including goodwill and intangible assets recognized in connection with the acquisition, and total liabilities were $8.6 million. Included in total assets were $3.7 million in acquisition related intangible assets. We recorded goodwill of $34.2 million, which is not deductible for tax purposes. Recognition of goodwill is largely attributed to the highly skilled employees and the value paid for companies providing IT services and solutions to the federal government healthcare sector.

In allocating the preliminary purchase price, we consider among other factors, analyses of historical performance and estimates of future performance of Evolvent's contracts. The components of other intangible assets associated with the acquisition were customer relationships and backlog valued at $3.4 million and $0.3 million, respectively. Customer contracts and related relationships represent the underlying relationships and agreements with Evolvent's existing customers. Customer relationships and backlog are amortized over their estimated useful lives of 20 years and 1 year, respectively, using the pattern of benefits method. The weighted-average amortization period for the intangible assets is 18.5 years.
Worldwide Information Network Systems, Inc.-On November 15, 2011, we completed the acquisition of Worldwide Information Network Systems, Inc. (WINS). The results of WINS' operations have been included in our consolidated financial statements since that date. The acquisition was completed through a stock purchase agreement dated October 26, 2011, by and among a subsidiary of ManTech International Corporation, WINS and its sole shareholder.
WINS is a provider of IT solutions with network engineering and cyber security technical expertise to the Department of Defense, Department of State and other agencies. WINS' largest customer is the Defense Intelligence Agency (DIA) through its prime position on the Solutions for the Information Technologies Enterprise (SITE) Indefinite Delivery/Indefinite Quantity contract vehicle. At November 15, 2011, WINS had 199 employees of which 96% held security clearances.
This acquisition, consistent with our long-term strategy, will allow us to broaden our footprint in the high-end defense and intelligence markets. The addition of WINS' IT capabilities, and its prime position on the DIA SITE and other contracts will enhance our positioning with important customers and further our growth prospects.
ManTech funded the acquisition with cash on hand. The purchase price was $90.4 million. The stock purchase agreement did not contain provisions for contingent consideration. Pursuant to the stock purchase agreement, $9.0 million was placed into an escrow account to satisfy potential indemnification liabilities of WINS. The escrow period will expire 18 months after the purchase closing date. At March 31, 2012, the balance in the escrow account was $9.0 million.
During the three months ended March 31, 2012, the Company incurred $0.1 million of acquisition costs. These costs are included in general and administrative expense in our income statement.
The purchase price of $90.4 million was allocated to the underlying assets and liabilities based on their fair value at the date of acquisition. Total assets were $100.5 million, including goodwill and intangible assets recognized in connection with the acquisition, and total liabilities were $10.1 million. Included in total assets were $18.7 million in acquisition related intangible assets. We recorded goodwill of $62.5 million, which will be deductible for tax purposes over 15 years, assuming adequate levels of taxable income. Recognition of goodwill is largely attributed to the highly skilled employees and the value paid for companies supporting high-end defense, intelligence and homeland security markets.
In allocating the purchase price, we consider among other factors, analyses of historical performance and estimates of future performance of WINS' contracts. The components of other intangible assets associated with the acquisition were customer relationships and backlog valued at $18.0 million and $0.7 million, respectively. Customer contracts and related relationships represent the underlying relationships and agreements with WINS' existing customers. Customer relationships and backlog are amortized over their estimated useful lives of 20 years and 1 year, respectively, using the pattern of benefits method. The weighted-average amortization period for the intangible assets is 19.3 years.
TranTech, Inc.-On February 11, 2011, we completed the acquisition of TranTech, Inc. (TranTech). The results of TranTech’s operations have been included in our consolidated financial statements since that date. The acquisition was completed through a stock purchase agreement dated February 11, 2011, by and among ManTech International Corporation, TranTech and its sole shareholder.
TranTech provides information technology, network and cyber security services to the federal government. At February 11, 2011, TranTech had 57 employees.
The acquisition allows us to continue extending our presence in the defense, security and intelligence communities, and to offer comprehensive solutions through a prime position on the Defense Information Systems Agency ENCORE II contract.
During the three months ended March 31, 2011, the Company incurred $0.3 million of acquisition costs. These costs are included in general and administrative expense in our income statement.
ManTech funded the acquisition with cash on hand. The purchase price of $21.5 million was allocated to the underlying assets and liabilities based on their fair values at the date of acquisition. Total assets were $23.8 million, including goodwill and intangible assets recognized in connection with the acquisition, and total liabilities were $2.3 million. Included in total assets were $5.0 million in acquisition related intangible assets. We recorded goodwill of $14.6 million, which will be deductible for tax purposes over 15 years, assuming adequate levels of taxable income. Recognition of goodwill is largely attributed to the highly skilled employees and the value paid for companies supporting high-end defense, intelligence and homeland security markets.
In allocating the purchase price, we consider among other factors, analyses of historical performance and estimates of future performance of TranTech's contracts. The components of other intangible assets associated with the acquisition were customer relationships and backlog valued at $4.6 million and $0.4 million, respectively. Customer contracts and related relationships represent the underlying relationships and agreements with TranTech's existing customers. Customer relationships and backlog are amortized over their estimated useful lives of 20 years and 1 year, respectively, using the pattern of benefits method. The weighted-average amortization period for the intangible assets is 18.5 years.

4.	Earnings Per Share
Under ASC 260, Earnings per Share, the two-class method is an earnings allocation formula that determines earnings per share for each class of common stock according to dividends declared (or accumulated) and participation rights in undistributed earnings. Under that method, basic and diluted earnings per share data are presented for each class of common stock.
In applying the two-class method, we determined that undistributed earnings should be allocated equally on a per share basis between Class A and Class B common stock. Under the Company’s Certificate of Incorporation, the holders of the common stock are entitled to participate ratably, on a share-for-share basis as if all shares of common stock were of a single class, in such dividends as may be declared by the Board of Directors. During the first quarter of 2012, we declared and paid a dividend of $0.21 per share on both classes of common stock.
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
The weighted average number of common shares outstanding is computed as follows (in thousands):

	Three months ended March 31,
	2012	2011
Numerator for net income per Class A and Class B common stock:
Distributed earnings	$7,745	$—
Undistributed earnings	17,897	31,903
Net income	$25,642	$31,903

Numerator for basic net income Class A common stock	$16,458	$20,294
Numerator for basic net income Class B common stock	$9,184	$11,609

Numerator for diluted net income Class A common stock	$16,476	$20,342
Numerator for diluted net income Class B common stock	$9,166	$11,561

Basic weighted average common shares outstanding
Class A common stock	23,642	23,206
Class B common stock	13,193	13,275

Effect of potential exercise of stock options
Class A common stock	74	151
Class B common stock	—	—
Diluted weighted average common shares outstanding - Class A	23,716	23,357
Diluted weighted average common shares outstanding - Class B	13,193	13,275

For the three months ended March 31, 2012 and 2011, options to purchase 2.7 million and 1.9 million shares, respectively, were outstanding but not included in the computation of diluted earnings per share because the options’ effect would have been anti-dilutive. For the three months ended March 31, 2012 and 2011, shares issued from the exercise of stock options were 37 thousand and 173 thousand, respectively.

5.	Receivables
We deliver a broad array of information technology and technical services solutions under contracts with the U.S. government, state and local governments and commercial customers. The components of contract receivables are as follows (in thousands):

	March 31, 2012	December 31, 2011
Billed receivables	$429,580	$422,954
Unbilled receivables:
Amounts billable	126,084	101,997
Revenue recorded in excess of funding	17,292	19,982
Retainage	6,610	5,264
Allowance for doubtful accounts	(9,975)	(9,729)
Total receivables, net	$569,591	$540,468

Amounts billable consist principally of amounts to be billed within the next month. Revenues recorded in excess of funding are billable upon receipt of contractual amendments or other modifications. The retainage is billable upon completion of the contract performance and approval of final indirect expense rates by the government. Accounts receivable at March 31, 2012, are expected to be substantially collected within one year except for approximately $1.4 million, of which amount 90.6% is related to receivables from direct sales to the U.S. government. The remainder is related to receivables from contracts in which we acted as a subcontractor to other contractors.
The Company does not believe it has significant exposure to credit risk as accounts receivable and the related unbilled amounts are primarily due from the U.S. government. The allowance for doubtful accounts represents the Company’s exposure to compliance issues, contractual issues and bad debt related to prime contractors.

6.	Property and Equipment
Major classes of property and equipment are summarized as follows (in thousands):

	March 31, 2012	December 31, 2011
Furniture and equipment	$92,596	$88,623
Leasehold improvements	23,865	23,345
	116,461	111,968
Less: Accumulated depreciation and amortization	(81,120)	(64,533)
Total property and equipment, net	$35,341	$47,435

7.	Goodwill and Other Intangibles
The changes in the carrying amounts of goodwill during the year ended December 31, 2011 and the period ended March 31, 2012 are as follows (in thousands):

Goodwill Balance
Balance at December 31, 2010	$729,558
Additional consideration for the acquisition of QinetiQ North America's Security and Intelligence Solutions business	148
Additional consideration for the acquisition of MTCSC, Inc.	2,694
Acquisition-TranTech	14,601
Acquisition-WINS	62,242
Other	(788)
Balance at December 31, 2011	808,455
Additional consideration for the acquisition of WINS	212
Acquisition-Evolvent	34,223
Balance at March 31, 2012	$842,890

Other intangible assets consisted of the following (in thousands):

	March 31, 2012			December 31, 2011
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Other intangible assets:
Contract and program intangibles	$246,782	$79,367	$167,415	$243,082	$75,351	$167,731
Capitalized software cost for internal use	27,749	18,001	9,748	27,231	17,230	10,001
Capital software cost for sale	3,729	3,729	—	3,729	3,729	—
Other	58	28	30	58	26	32
Total other intangibles, net	$278,318	$101,125	$177,193	$274,100	$96,336	$177,764

Aggregate amortization expense relating to intangible assets for the three months ended March 31, 2012 and 2011 was $4.8 million and $5.2 million, respectively. We estimate that we will have the following amortization expense for the future periods indicated below (in thousands):

For the remaining nine months ending December 31, 2012	$14,228
Year ending:
December 31, 2013	$18,226
December 31, 2014	$16,475
December 31, 2015	$14,749
December 31, 2016	$12,768
December 31, 2017	$11,408

8.	Long-term Debt
Long-term debt consisted of the following (in thousands):

	March 31, 2012	December 31, 2011
Revolving credit facility	$—	$—
7.25% senior unsecured notes	200,000	200,000
Long-term debt	$200,000	$200,000

Revolving Credit Facility-We maintain a credit agreement with a syndicate of lenders led by Bank of America, N.A, as administrative agent. The credit agreement provides for a $500.0 million revolving credit facility, with a $25.0 million letter of credit sublimit and a $30.0 million swing line loan sublimit. The credit agreement also contains an accordion feature that permits the Company to arrange with the lenders for the provision of up to $250.0 million in additional commitments. The maturity date for the credit agreement is October 12, 2016.
Borrowings under the credit agreement are collateralized by substantially all the assets of ManTech and its Material Subsidiaries (as defined in the credit agreement) and bear interest at one of the following variable rates as selected by the Company at the time of borrowing: a London Interbank Offer Rate (LIBOR) based rate plus market-rate spreads (1.25% to 2.25% based on the Company's consolidated total leverage ratio) or Bank of America's base rate plus market spreads (0.25% to 1.25% based on the Company's consolidated total leverage ratio).
The terms of the credit agreement permit prepayment and termination of the loan commitments at any time, subject to certain conditions. The credit agreement requires the Company to comply with specified financial covenants, including the maintenance of certain leverage ratios and a certain fixed charge coverage ratio. The credit agreement also contains various covenants, including affirmative covenants with respect to certain reporting requirements and maintaining certain business activities, and negative covenants that, among other things, may limit or impose restrictions on our ability to incur liens, incur additional indebtedness, make investments, make acquisitions and undertake certain additional actions. As of March 31, 2012, we were in compliance with our financial covenants under the credit agreement.
We had no outstanding balance on our credit facility at March 31, 2012 and December 31, 2011. The maximum additional available borrowing under the credit facility at March 31, 2012 was $498.9 million. As of March 31, 2012, we were contingently liable under letters of credit totaling $1.1 million, which reduced our availability to borrow under our credit facility.
The following table summarizes the activity under our revolving credit facility for the three months ended March 31, 2012 and 2011 (in thousands):

	Three months ended March 31,
	2012	2011
Borrowing under revolving credit facility	$8,000	—
Repayment of borrowings under revolving credit facility	$(8,000)	—

7.25% Senior Unsecured Notes-Effective April 13, 2010, the Company issued $200.0 million of 7.25% senior unsecured notes in a private placement that were resold inside the United States to qualified institutional buyers in reliance on Rule 144A under the Securities Act of 1933, and outside the United States to non-U.S. persons in reliance on Regulation S under the Securities Act of 1933. A portion of the proceeds was used to pay down the balance on the revolving credit facility incurred to pay for the Sensor Technologies Inc. acquisition.
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
The 7.25% senior unsecured notes mature on April 15, 2018 with interest payable semi-annually starting on October 15, 2010. The 7.25% senior unsecured notes were issued at 100% of the aggregate principal amount and are effectively subordinate to the Company’s existing and future senior secured debt (to the extent of the value of the assets securing such debt), including debt outstanding under our revolving credit facility. The 7.25% senior unsecured notes may be redeemed, in whole or in part, at any time, at the option of the Company, subject to certain conditions specified in the indenture governing the 7.25% senior unsecured notes. The 7.25% senior unsecured notes are guaranteed, jointly and severally, on a senior unsecured basis by each of our wholly-owned domestic subsidiaries that also guaranteed debt obligations under our prior revolving credit facility or will guarantee debt obligations under our revolving credit facility.
The fair value of the 7.25% senior unsecured notes as of March 31, 2012 was approximately $212.0 million based on quoted market prices.
The Company incurred approximately $4.9 million in issuance costs, which are being amortized to interest expense over the contractual life of the 7.25% senior unsecured notes using the effective interest rate method, resulting in an effective rate of 7.67%.
The indenture governing the 7.25% senior unsecured notes contains customary events of default, as well as restrictive covenants, which, subject to important exceptions and qualifications specified in such indenture, will, among other things, limit our ability and the ability of our subsidiaries that guarantee the 7.25% senior unsecured notes to: pay dividends or distributions, repurchase equity, prepay subordinated debt or make certain investments; incur additional debt or issue certain disqualified stock and preferred stock; incur liens on assets; merge or consolidate with another company or sell all or substantially all assets; and allow to exist certain control provisions. An event of default under the indenture will allow either the trustee of the notes or the holders of at least 25% in principal amount of the then outstanding notes to accelerate, or in certain cases, will automatically cause the acceleration of, the amounts due under the notes. As of March 31, 2012, the Company was in compliance with all required covenants under the indenture.

9.	Commitments and Contingencies
Contracts with the U.S. government, including subcontracts, are subject to extensive legal and regulatory requirements and, from time to time, agencies of the U.S. government, in the ordinary course of business, investigate whether the Company’s operations are conducted in accordance with these requirements and the terms of the relevant contracts. U.S. government investigations of the Company, whether related to the Company’s U.S. government contracts or conducted for other reasons, could result in administrative, civil, or criminal liabilities, including repayment, fines or penalties being imposed upon the Company, or could lead to suspension or debarment from future U.S. government contracting activities. Management believes it has adequately reserved for any losses that may be experienced from any investigation of which it is aware. The Defense Contract Audit Agency (DCAA) has completed our incurred cost audits through 2002 and the majority of audits for 2003, 2004 and 2005, which resulted in no material adjustments. The remaining audits for 2003 through 2011 are not expected to have a material effect on our financial position, results of operations or cash flow, and management believes it has adequately reserved for any losses.
In the normal course of business, we are involved in certain governmental and legal proceedings, claims and disputes and have litigation pending under several suits. We believe that the ultimate resolution of these matters will not have a material effect on our financial position, results of operations or cash flows.

10.	Stock-Based Compensation
In May 2011, the Company’s stockholders approved our 2011 Management Incentive Plan (the Plan), which was designed to enable us to attract, retain and motivate key employees. Awards granted under the Plan are settled in shares of Class A common stock. The 2011 restatement of the Plan increased the base number of shares of our Class A common stock reserved for issuance by 1,500,000 shares. At the beginning of each year, the Plan provides that the number of shares available for issuance automatically increases by an amount equal to 1.5% of the total number of shares of Class A and Class B common stock outstanding on December 31st of the previous year. On January 3, 2012, 552,466 additional shares were made available for issuance under the Plan. Through March 31, 2012, the remaining aggregate number of shares of our common stock authorized for issuance under the Plan was 3,380,818. Through March 31, 2012, 4,437,815 shares of our Class A common stock have been issued as a result of the exercise of options granted under the Plan. The Plan expires in May 2021.
The Plan is administered by the compensation committee of our Board of Directors, along with its delegates. Subject to the express provisions of the Plan, the committee has the Board of Directors’ authority to administer and interpret the Plan, including the discretion to determine the exercise price, vesting schedule, contractual life and the number of shares to be issued.
Stock Compensation Expense-For the three months ended March 31, 2012 and 2011, we recorded $2.4 million and $2.2 million of stock-based compensation cost, respectively. No compensation expense of employees with stock awards, including stock-based compensation expense, was capitalized during the periods. For the three months ended March 31, 2012 and 2011, the total recognized tax (deficiency)/benefit from the exercise of stock options, vested cancellations and the vesting of restricted stock was $(0.3) million and $0.2 million, respectively.
Stock Options-We typically issue options that vest in three equal installments, beginning on the first anniversary of the date of grant. Under the terms of the Plan, the contractual life of the option grants may not exceed eight years. During the three months ended March 31, 2012 and 2011, we issued options that expire five years from the date of grant.
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
The following weighted-average assumptions were used for option grants during the three months ended March 31, 2012 and 2011:
Volatility-The expected volatility of the options granted was estimated based upon historical volatility of the Company’s share price through weekly observations of the Company’s trading history.
Expected Term-The expected term of options granted to employees during the three months ended March 31, 2012 and 2011 was determined from historical exercises of the grantee population. For all grants valued during the three months ended March 31, 2012 and 2011, the options had graded vesting over three years (33.3% of the options vest annually) and a contractual term of five years.
Risk-free Interest Rate-The yield on zero-coupon U.S. Treasury strips was used to extrapolate a forward-yield curve. This “term structure” of future interest rates was then input into numeric model to provide the equivalent risk-free rate to be used in the Black-Scholes-Merton model based on the expected term of the underlying grants.
Dividend Yield-The Black-Scholes-Merton valuation model requires an expected dividend yield as an input.  In the second quarter of 2011, we initiated a regular cash dividend program. We have calculated our expected dividend yield based on an expected cash dividend of $0.84 per share per year.
The following table summarizes weighted-average assumptions used in our calculations of fair value for the three months ended March 31, 2012 and 2011:

	Three months ended
	March 31,
	2012	2011
Volatility	30.51%	36.00%
Expected life of options (in years)	3.04	2.95
Risk-free interest rate	0.56%	1.06%
Dividend yield	2.25%	—%

Stock Option Activity-During the three months ended March 31, 2012, we granted stock options to purchase 355,950 shares of Class A common stock at a weighted-average exercise price of $33.87 per share, which reflects the fair market value of the shares on the date of grant. The weighted-average fair value of options granted during the three months ended March 31, 2012 and 2011, as determined under the Black-Scholes-Merton valuation model, was $6.00 and $10.57, respectively. These options vest in three equal installments over three years and have a contractual term of five years. Option grants that vested during the three months ended March 31, 2012 and 2011 had a combined fair value of $5.4 million and $4.8 million, respectively.
The following table includes information with respect to stock option activity and stock options outstanding for the year ended December 31, 2011 and the three months ended March 31, 2012:

	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value (in thousands)
Shares under option, December 31, 2010	2,473,257	$44.22	$7,731
Options granted	986,000	$38.56
Options exercised	(271,165)	$27.94	$3,087
Options cancelled and expired	(301,982)	$45.07
Shares under option, December 31, 2011	2,886,110	$41.14	$1,096
Options granted	355,950	$33.87
Options exercised	(36,542)	$26.31	$197
Options cancelled and expired	(90,931)	$37.85
Shares under option, March 31, 2012	3,114,587	$40.56	$468

The following table summarizes nonvested stock options for the three months ended March 31, 2012:

	Number of Shares	Weighted Average Fair Value
Non-vested stock options at December 31, 2011	1,619,255	$10.47
Options granted	355,950	$6.00
Vested during the period	(444,104)	$12.10
Options cancelled	(25,250)	$9.10
Non-vested stock options at March 31, 2012	1,505,851	$9.09

The following table includes information concerning stock options exercisable and stock options expected to vest at March 31, 2012:

	Options Exercisable	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Aggregate Intrinsic Value (in thousands)
Stock options exercisable	1,608,736	2.2	$42.22	$—
Stock options expected to vest	1,303,895	4.1	$39.03	$—
Options exercisable and expected to vest	2,912,631

Unrecognized compensation expense related to outstanding stock options expected to vest as of March 31, 2012 was $10.5 million, which is expected to be recognized over a weighted-average period of 2.0 years and will be adjusted for any future changes in estimated forfeitures.
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
Restricted Stock Activity-The following table summarizes the restricted stock activity for the year ended December 31, 2011 and the three months ended March 31, 2012:

	Number of Shares	Grant Date Fair Value
		(in thousands)
Non-vested at December 31, 2010	26,000
Granted	24,000	$1,070
Vested	(19,333)	$862
Forfeited	—
Non-vested at December 31, 2011	30,667
Granted	—
Vested	(3,334)	$167
Forfeited	—
Non-vested at March 31, 2012	27,333

11.	Business Segment and Geographic Area Information
We have one reportable segment. We deliver a broad array of information technology and technical services solutions under contracts with the U.S. government, state and local governments and commercial customers. Our federal government customers typically exercise independent contracting authority, and even offices or divisions within an agency or department may directly, or through a prime contractor, use our services as a separate customer so long as that customer has independent decision-making and contracting authority within its organization. Revenues from the U.S. government under prime contracts and subcontracts were approximately 99.3% and 99.1% of our total revenue for the three months ended March 31, 2012 and 2011, respectively. There were no sales to any customers within a single country (except for the United States) where the sales accounted for 10% or more of total revenue. We treat sales to U.S. government customers as sales within the United States regardless of where the services are performed. Substantially all assets of continuing operations were held in the United States for the periods ended March 31, 2012 and December 31, 2011. Revenues by geographic customer and the related percentages of total revenues for the three months ended March 31, 2012 and 2011 were as follows (dollars in thousands):

	Three months ended March 31,
	2012		2011
United States	$675,216	99.8%	$697,773	99.6%
International	1,293	0.2%	3,091	0.4%
Total	$676,509	100.0%	$700,864	100.0%

The following table includes contracts that exceeded 10% of our revenue for the three months ended March 31, 2012.

	Three months ended March 31,
	2012		2011
Revenues:	(dollars in thousands)
U.S. Army contract A	$141,305	20.9%	$46,203	6.6%
All other contracts	535,204	79.1%	654,661	93.4%
Total	$676,509	100.0%	$700,864	100.0%

The following table includes contracts that exceeded 10% of our operating income for the three months ended March 31, 2012 and 2011.

	Three months ended March 31,
	2012		2011
Operating Income:	(dollars in thousands)
U.S. Army contract A	$9,376	20.5%	$5,770	10.3%
All other contracts	36,319	79.5%	50,085	89.7%
Total	$45,695	100.0%	$55,855	100.0%

There following table includes contracts that exceeded 10% of our receivables, net at March 31, 2012 and December 31, 2011.

	March 31, 2012		December 31, 2011
Receivables, net:	(dollars in thousands)
U.S. Army contract A	$74,650	13.1%	$88,359	16.3%
U.S. Army contract B	87,238	15.3%	59,309	11.0%
All other contracts	407,703	71.6%	392,800	72.7%
Total	$569,591	100.0%	$540,468	100.0%

Disclosure items required under ASC 280, Segment Reporting, including interest income, interest expense, depreciation and amortization expense, costs for stock-based compensation programs, certain unallowable costs as determined under Federal Acquisition Regulations and expenditures for segment assets are not applicable as we review those items on a consolidated basis.

12.	Subsequent Event

Management has evaluated subsequent events after the balance sheet date through the financial statements issuance date for appropriate accounting and disclosures.

HBGary, Inc.

On April 2, 2012, we completed the acquisition of certain assets of HBGary, Inc. (HBGary). The acquisition was completed through an asset purchase agreement (HBGary Purchase Agreement) dated February 27, 2012, by and among a subsidiary of ManTech International Corporation, HBGary, Inc and the shareholders of HBGary.

HBGary provides a comprehensive suite of software products to detect, analyze and diagnose Advance Persistent Threats (APT) and targeted malware. The company has customers in the financial services, energy, critical infrastructure and technology sectors. At April 2, 2012, HBGary had 36 employees.

This acquisition will create a broader cyber security solution capability for our customers.

ManTech funded the acquisition with cash on hand. The preliminary purchase price was $23.8 million and may increase or decrease depending on the finalization of the post-closing working capital adjustment.

During 2012, ManTech incurred approximately $0.4 million of acquisition related costs related to the HBGary transaction. These costs are included in the general and administrative expense in our consolidated statement of income for the three months ended March 31, 2012.

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
Although forward-looking statements in this Quarterly Report reflect our good faith judgment, such statements can only be based on facts and factors currently known by us. Consequently, forward-looking statements are inherently subject to risks and uncertainties, and actual results and outcomes may differ materially from the results and outcomes discussed in or anticipated by the forward-looking statements. We believe that it is important to communicate our future expectations to our investors. However, there may be events in the future that we are not able to predict accurately or control. Factors that could cause actual results to differ materially from the results we anticipate include, but are not limited to, the following:

•	adverse changes in U.S. government spending priorities;

•	failure to retain existing U.S. government contracts, win new contracts or win recompetes;

•	adverse changes in future levels of expenditures for programs we support caused by budgetary pressures facing the federal government and changing mission priorities;

•	adverse changes in our mix of contract types;

•	failure to obtain option awards, task orders or funding under contracts;

•	adverse results of U.S. government audits of our government contracts;

•	risk of contract performance, modification or termination;

•	risks associated with complex U.S. government procurement laws and regulations;

•	failure to maintain strong relationships with other contractors;

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
We urge you not to place undue reliance on these forward-looking statements, which speak only as of the date of this Quarterly Report. These and other risk factors are more fully described and discussed in the section titled “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011 and under Item 1.A. of Part II of our Quarterly Reports on Form 10-Q, and from time to time, in our other filings with the Securities and Exchange Commission (SEC). We undertake no obligation to revise or update any forward-looking statements in order to reflect any event or circumstance that may arise after the date of this Quarterly Report. We also suggest that you carefully review and consider the various disclosures made in this Quarterly Report that attempt to advise interested parties of the risks and factors that may affect our business, financial condition, results of operations and prospects.

Introduction and Overview
ManTech is a leading provider of innovative technologies and solutions for mission-critical national security programs for the intelligence community; the departments of Defense, State, Homeland Security, Energy and Justice, including the Federal Bureau of Investigations (FBI); the space community; and other U.S. federal government customers. We combine deep domain understanding and technical capability to deliver comprehensive information technology, systems engineering, technical and other services and solutions primarily in support of mission critical national security programs for the intelligence community and Department of Defense. Our broad set of services is generally deployed in custom combinations to best address the requirements of our customers' long-term programs. Our services generally include the following solution sets that are aligned with the long-term needs of our national security clients: command, control, communications, computers, intelligence, surveillance and reconnaissance (C4ISR) lifecycle support; cyber security; global logistics support; intelligence/counter-intelligence support;

information technology modernization and sustainment; systems engineering; test and evaluation; and health IT. ManTech supports major national missions, such as military readiness, terrorist threat detection, information security and border protection.
We derive revenues primarily from contracts with U.S. government agencies that are focused on national security, and as a result, funding for our programs is generally linked to trends in U.S. government spending in areas such as defense, intelligence and homeland security. As it relates to evolving terrorist threats and world events, the U.S. government has continued to increase its defense, intelligence and homeland security budgets. However this trend may not continue due to changing mission priorities, the mounting deficit of the U.S. government and public pressure to reduce U.S. government spending.
We recommend that you read this discussion and analysis in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011, previously filed with the SEC.
Three Months Ended March 31, 2012 Compared to the Three Months Ended March 31, 2011
The following table sets forth certain items from our condensed consolidated statement of income and the relative percentage that certain items of expenses and earnings bear to revenues, as well as the period-to-period change from March 31, 2011 to March 31, 2012.

	Three months ended March 31,				Period-to-Period Change
	2012	2011	2012	2011	2011 to 2012
	Dollars		Percentage		Dollars	Percentage
	(dollars in thousands)
REVENUES	$676,509	$700,864	100.0%	100.0%	$(24,355)	(3.5)%
Cost of services	582,867	599,767	86.1%	85.6%	(16,900)	(2.8)%
General and administrative expenses	47,947	45,242	7.1%	6.4%	2,705	6.0%
OPERATING INCOME	45,695	55,855	6.8%	8.0%	(10,160)	(18.2)%
Interest expense	(4,148)	(3,970)	0.6%	0.6%	(178)	4.5%
Interest income	72	64	—%	—%	8	12.5%
Other income (expense), net	15	96	—%	—%	(81)	(84.4)%
INCOME FROM OPERATIONS BEFORE INCOME TAXES	41,634	52,045	6.2%	7.4%	(10,411)	(20.0)%
Provision for income taxes	(15,992)	(20,142)	2.4%	2.8%	4,150	(20.6)%
NET INCOME	$25,642	$31,903	3.8%	4.6%	$(6,261)	(19.6)%

Revenues
Revenues decreased 3.5% to $676.5 million for the three months ended March 31, 2012, compared to $700.9 million for the same period in 2011. The primary driver of our revenue decrease relates to reductions on our C4ISR support contracts. These reductions were partially offset by the revenues provided from our recent acquisitions, a contract to provide mobile telecommunication services in Afghanistan and organic growth on our cyber related contracts.
The reduction in C4ISR work is primarily due to changing customer mission priorities, including the withdrawal of U.S. troops from Iraq in 2011 and reduced demand for field service support. We expect the change in U.S. government spending priorities to continue, as evidenced by the planned withdrawal from Afghanistan and the projected defense budget cuts laid out in the President's Defense Strategic Review. In addition, we have experienced a trend towards more cost-reimbursable contract awards and have experienced increased pricing pressure as a result of certain agencies placing increased importance on the lowest price of services provided as opposed to the technical superiority of the offering. Cost-reimbursable contracts generally produce a lower fee than we earn on other contract types. During 2012, we expect revenues to sequentially increase each quarter as a result of growth in the areas of cyber security; intelligence/counter-intelligence support; health care information technology; systems engineering; and test and evaluation. We anticipate flat or slightly declining revenues from Overseas Contingency Operations related to global logistics support, intelligence, surveillance and reconnaissance support.
Cost of services
Cost of services decreased 2.8% to $582.9 million for the three months ended March 31, 2012, compared to $599.8 million for the same period in 2011. The decrease in cost of services is primarily due to a decrease in direct labor. As a percentage of revenues, cost of services increased to 86.1% for the three months ended March 31, 2012 as compared to 85.6% for the same period in 2011. Direct labor costs, which include applicable fringe benefits and overhead, decreased 6.8% for the three months ended March 31, 2012 over the same period in 2011. As a percentage of revenue, direct labor costs decreased to 35.5% for the three months ended March 31, 2012, compared to 36.9% for the same period in 2011. Other direct costs, which include subcontractors and third party equipment and materials used in the performance of our contracts, increased by 0.2% for the three months ended March 31, 2012 over the same period in 2011. As a percentage of revenues, other direct costs increased from 48.7% for the three months ended March 31, 2011 to 50.6% for the same period in 2012. Due to the transition towards cost-reimbursable contracts and increased competition, we expect the cost of services, as a percentage of sales, to increase in 2012.
General and administrative expenses
General and administrative expenses increased to $47.9 million for the three months ended March 31, 2012, compared to $45.2 million for the same period in 2011. The increase was primarily due to our acquisitions and higher bid and proposal expenses. As a percentage of revenues, general and administrative expenses was 7.1% and 6.4% for the three months ended March 31, 2012 and 2011, respectively. We expect general and administrative expenses as a percentage of revenues for the remainder of 2012 to decline and to trend towards levels as a percentage of revenues in 2011.
Provision for income taxes
The provision for income taxes decreased to $16.0 million for the three months ended March 31, 2012, compared to $20.1 million for the same period in 2011. Our effective tax rates were 38.4% and 38.7% for the three months ended March 31, 2012 and 2011, respectively. The decrease in our effective tax rate was primarily attributable to a U.S. tax credit instituted November 22, 2011, which currently goes through 2012.
Net income
Net income decreased 19.6% to $25.6 million for the three months ended March 31, 2012, compared to $31.9 million for the same period in 2011. The decrease in net income was due to the continued transition to cost-reimbursable contract types as well as lower revenues in the areas described above, offset by lower cost of services and provision for income taxes.
Backlog
At March 31, 2012 and December 31, 2011, our backlog was $4.3 billion and $4.7 billion, respectively, of which $1.2 billion and $1.3 billion, respectively, was funded backlog. Backlog represents estimates that we calculate on a consistent basis. For additional information on how we compute backlog, see our annual report on Form 10-K for the fiscal year ended December 31, 2011, previously filed with the SEC.
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

Liquidity and Capital Resources
Historically, our primary liquidity needs have been the financing of acquisitions, working capital and capital expenditures. Our primary sources of liquidity are cash provided by operations and our revolving credit facility. On March 31, 2012, the Company's cash and cash equivalents balance was $119.3 million. At March 31, 2012, we had no outstanding borrowings under our revolving credit facility. At March 31, 2012, we were contingently liable under letters of credit totaling $1.1 million, which reduced our ability to borrow under our credit facility. The maximum available borrowing under our credit facility at March 31, 2012 was $498.9 million. At March 31, 2012, we had $200.0 million outstanding of our 7.25% senior unsecured notes due April 2018. For additional information concerning our 7.25% senior unsecured notes, see Note 8 to our consolidated financial statements in Item 1.
Generally, cash provided by operating activities is adequate to fund our operations. Due to fluctuations in our cash flows and level of operations, it is necessary from time to time to increase borrowings under our credit facility to meet cash demands.

Cash flows from operating activities

	Three months ended March 31,
	2012	2011
	(in thousands)
Net cash flow from operating activities	$52,249	$10,943
Our operating cash flow is primarily affected by the overall profitability of our contracts, our ability to invoice and collect from our clients in a timely manner and our ability to manage our vendor payments. We bill most of our customers monthly after services are rendered. Increased cash flow from operations during the three months ended March 31, 2012 compared to the same period in 2011 was due to the timing of collection of our receivables and depreciation expense primarily related to a contract to provide mobile telecommunication services in Afghanistan, offset by lower net income, decreased billings in excess of revenue earned and the timing of accrued salaries. Our accounts receivable days sales outstanding (DSO) was 76 and 80 for the three months ended March 31, 2012 and 2011, respectively.
Cash flows from investing activities

	Three months ended March 31,
	2012	2011
	(in thousands)
Net cash flow from investing activities	$(40,897)	$(28,192)

Our cash flow from investing activities consists primarily of business acquisitions, expenditures for equipment, leasehold improvements and software. Cash outflows during the three months ended March 31, 2012 were due to the acquisition of Evolvent for $38.9 million net of cash acquired and capital expenditures of $4.3 million, offset by cash received from a disposition. Cash outflows during the three months ended March 31, 2011 were due to the acquisition of TranTech for $21.5 million and capital expenditures of $6.6 million.
Cash flows from financing activities

	Three months ended March 31,
	2012	2011
	(in thousands)
Net cash flow from financing activities	$(6,558)	$5,400

Cash outflow from financing activities during the three months ended March 31, 2012 resulted primarily from the dividend paid for $7.7 million, offset by the proceeds from the exercise of stock options for $1.1 million. Cash flow from financing during the three months ended March 31, 2011 resulted primarily from the proceeds from the exercise of stock options for $5.2 million.
Capital Resources
We believe the capital resources available to us from our cash on hand of $119.3 million at March 31, 2012 and under our revolving credit facility, with the ability to borrow up to $500.0 million, and cash from our operations are adequate to fund anticipated cash requirements for at least the next twelve months. We anticipate financing our external growth from acquisitions and our longer-term internal growth through one or more of the following sources: cash from operations, use of our revolving facility, additional senior unsecured notes, additional borrowings or issuances of equity. At March 31, 2012, we had no outstanding borrowings under our revolving credit facility. For additional information concerning our revolving credit facility, see Note 8 to our consolidated financial statements in Item 1.
Short-term Borrowings
From time-to-time, we borrow funds against our revolving credit facility for working capital requirements and funding of operations as well as acquisitions. Borrowings under our revolving credit facility bear interest at one of the following variable rate as selected by the Company at the time of the borrowing: a LIBOR based rate plus market spreads (1.25% to 2.25% based on the Company’s consolidated total leverage ratio) or Bank of America’s base rate plus market spreads (0.25% to 1.25% based on the Company’s consolidated total leverage ratio).  In the next twelve months we may use, as needed, our revolving credit facility or additional sources of borrowings in order to fund our anticipated cash requirements.
The following table summarized the activity under our revolving credit facility for the three months ended March 31, 2012 and 2011 (in thousands):

	Three months ended March 31,
	2012	2011
Borrowing under revolving credit facility	$8,000	$—
Repayment of borrowings under revolving credit facility	$(8,000)	$—

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
Dividend
In May 2011, our Board of Directors approved the initiation of a cash dividend program. During 2011, our Board of Directors declared and we paid two semi-annual dividends in the amount of $0.42 per share on all outstanding shares of common stock. In February 2012, our Board of Directors declared a quarterly dividend in the amount of $0.21 per share on all issued and outstanding shares of common stock. As a result, dividends in the amount of $7.7 million were paid to our shareholders on March 23, 2012. We expect to continue our regular dividend program; however, all future declarations of dividends will be at the discretion of our Board of Directors and will depend, among other factors, upon our results of operations, financial condition and cash requirements, as well as such other factors our Board of Directors deems relevant.

Critical Accounting Estimates and Policies
Critical accounting policies are defined as those that are reflective of significant judgments and uncertainties, and potentially result in materially different results under different assumptions and conditions. Application of these policies is particularly important to the portrayal of our financial condition and results of operations. The discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these condensed consolidated financial statements requires management to make estimates and judgments that affect the reported amount of assets, liabilities, revenues and expenses. Actual results may differ from these estimates under different assumptions or conditions. Our significant accounting policies, including the critical accounting policies and practices listed below, are more fully described and discussed in the notes to the consolidated financial statements for the fiscal year 2011 included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011, filed with the SEC on February 24, 2012.
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
We derive the majority of our revenue from cost-plus-fixed-fee, cost-plus-award-fee, firm-fixed-price or time-and-materials contracts. Revenues for cost-reimbursement contracts are recorded as reimbursable costs are incurred, including an estimated share of the applicable contractual fees earned. For performance-based fees under cost reimbursable contracts that are subject to the Accounting Standards Codification (ASC) 605-35, Construction-Type and Certain Production-Type Contracts, we recognize the relevant portion of the expected fee to be awarded by the client at the time such fee can be reasonably estimated, based on factors such as our prior award experience and communications with the client regarding performance. For cost reimbursable contracts with performance-based fee incentives that are subject to the provisions of SEC Topic 13, Revenue Recognition, we recognize the relevant portion of the fee upon customer approval. For time-and-material contracts, revenue is recognized to the extent of billable rates times hours delivered plus material and other reimbursable costs incurred. For long-term fixed-price production contracts, revenue is recognized at a rate per unit as the units are delivered, or by other methods to measure services provided. Revenues from other long-term fixed-price contracts is recognized ratably over the contract period or by other appropriate methods to measure services provided. Contract costs are expensed as incurred except for certain limited long-term contracts noted below. For long-term contracts specifically described in the ASC 605-35, we apply the percentage of completion method. Under the percentage of completion method, income is recognized at a consistent profit margin over the period of performance based on estimated profit margins at completion of the contract. This method of accounting requires estimating the total revenues and total contract cost at completion of the contract. During the performance of long-term contracts, these estimates are periodically reviewed and revisions are made as required using the cumulative catch-up method of accounting. The impact on revenue and contract profit as a result of these revisions is included in the periods in which the revisions are made. This method can result in the deferral of costs or the deferral of profit on these contracts. Because we assume the risk of performing a fixed-price contract at a set price, the failure to accurately estimate ultimate costs or to control costs during performance of the work could result, and in some instances has resulted, in reduced profits or losses for such contracts. Both the individual changes in contract estimates and aggregate net changes in the contract estimates recognized using the cumulative catch-up method of accounting were not material to the consolidated statement of operations for all periods presented. Estimated losses on contracts at completion are recognized when identified. In certain circumstances, revenues are recognized when contract amendments have not been finalized.
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
Our exposure to market risks relates to changes in interest rates for borrowing under our revolving credit facility. At March 31, 2012, we had no outstanding balance on our revolving credit facility. Borrowings under our revolving credit facility bear interest at variable rates. A hypothetical 10% increase in interest rates would increase our annual interest expense for the three months ended March 31, 2012, by less than $0.1 million.
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
As of March 31, 2012, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), management evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 of the Exchange Act. Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level described above.
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
There have been no material changes from the risks factors described in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2011.

Item 6.	Exhibits
Exhibits required by Item 601 of Regulation S-K:

Exhibit	Description of Exhibit

10.1*
ManTech International Corporation 2012 Executive Incentive Compensation Plan, adopted on March 8, 2012, in which our executive officers participate (incorporated herein by reference from registrant's Current Report on Form 8-K filed with the SEC on March 14, 2012).

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

101
The following materials from ManTech International Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at March 31, 2012 and December 31, 2011; (ii) Condensed Consolidated Statements of Income for the Three Months Ended March 31, 2012 and 2011; (iii) Condensed Consolidated Statements of Comprehensive Income for the Three Months Ended March 31, 2012 and 2011; (iv) Condensed Consolidated Statements of Cash Flows for the Three Months ended March 31, 2012 and 2011; and (v) Notes to Condensed Consolidated Financial Statements.**

* Management contract or compensatory plan or arrangement.
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

MANTECH INTERNATIONAL CORPORATION

		By:	/s/ GEORGE J. PEDERSEN
Date:	May 4, 2012	Name:	George J. Pedersen
		Title:	Chairman of the Board of Directors and Chief Executive Officer

		By:	/s/ KEVIN M. PHILLIPS
Date:	May 4, 2012	Name:	Kevin M. Phillips
		Title:	Chief Financial Officer