Form 10-Q
period 2012-06-30
MANTECH INTERNATIONAL CORP
filed 2012-08-03
CIK 892537

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
__________________________________________
FORM 10-Q
__________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2012
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No
As of August 1, 2012 there were outstanding 23,742,551 shares of our Class A common stock and 13,192,845 shares of our Class B common stock.

MANTECH INTERNATIONAL CORPORATION
FORM 10-Q
FOR THE QUARTER ENDED June 30, 2012

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

MANTECH INTERNATIONAL CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands Except Share Amounts)

	(unaudited)
	June 30, 2012	December 31, 2011
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$124,661	$114,483
Receivables—net	521,109	540,468
Prepaid expenses and other	22,706	33,115
Total Current Assets	668,476	688,066
Property and equipment—net	26,182	47,435
Goodwill	861,653	808,455
Other intangibles—net	176,319	177,764
Employee supplemental savings plan assets	24,678	25,026
Other assets	12,292	13,460
TOTAL ASSETS	$1,769,600	$1,760,206
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$269,401	$280,277
Accrued salaries and related expenses	71,364	72,467
Billings in excess of revenue earned	13,212	34,956
Total Current Liabilities	353,977	387,700
Long-term debt	200,000	200,000
Accrued retirement	25,923	26,155
Other long-term liabilities	8,829	7,871
Deferred income taxes—non-current	51,013	49,223
TOTAL LIABILITIES	639,742	670,949
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Common stock, Class A—$0.01 par value; 150,000,000 shares authorized; 23,986,664 and 23,882,331 shares issued at June 30, 2012 and December 31, 2011; 23,742,551 and 23,638,218 shares outstanding at June 30, 2012 and December 31, 2011	240	239
Common stock, Class B—$0.01 par value; 50,000,000 shares authorized; 13,192,845 and 13,192,845 shares issued and outstanding at June 30, 2012 and December 31, 2011	132	132
Additional paid-in capital	412,687	406,083
Treasury stock, 244,113 and 244,113 shares at cost at June 30, 2012 and December 31, 2011	(9,158)	(9,158)
Retained earnings	727,157	692,272
Accumulated other comprehensive income (loss)	(381)	(311)
Unearned Employee Stock Ownership Plan Shares	(819)	—
TOTAL STOCKHOLDERS’ EQUITY	1,129,858	1,089,257
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,769,600	$1,760,206

See notes to condensed consolidated financial statements.

MANTECH INTERNATIONAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In Thousands Except Per Share Amounts)

	(unaudited) Three months ended June 30,		(unaudited) Six months ended June 30,
	2012	2011	2012	2011
REVENUES	$638,937	$752,673	$1,315,446	$1,453,537
Cost of services	544,110	644,647	1,126,977	1,244,414
General and administrative expenses	49,947	48,858	97,894	94,100
OPERATING INCOME	44,880	59,168	90,575	115,023
Interest expense	(4,009)	(3,979)	(8,157)	(7,949)
Interest income	67	59	139	123
Other income (expense), net	(103)	3,820	(88)	3,916
INCOME FROM OPERATIONS BEFORE INCOME TAXES	40,835	59,068	82,469	111,113
Provision for income taxes	(16,090)	(22,626)	(32,082)	(42,768)
NET INCOME	$24,745	$36,442	$50,387	$68,345
BASIC EARNINGS PER SHARE:
Class A basic earnings per share	$0.67	$0.99	$1.37	$1.87
Weighted average common shares outstanding	23,697	23,357	23,670	23,282
Class B basic earnings per share	$0.67	$0.99	$1.37	$1.87
Weighted average common shares outstanding	13,193	13,271	13,193	13,273
DILUTED EARNINGS PER SHARE:
Class A diluted earnings per share	$0.67	$0.99	$1.36	$1.86
Weighted average common shares outstanding	23,736	23,510	23,726	23,434
Class B diluted earnings per share	$0.67	$0.99	$1.36	$1.86
Weighted average common shares outstanding	13,193	13,271	13,193	13,273

See notes to condensed consolidated financial statements.

MANTECH INTERNATIONAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In Thousands)

	(unaudited) Three months ended June 30,		(unaudited) Six months ended June 30,
	2012	2011	2012	2011
NET INCOME	$24,745	$36,442	$50,387	$68,345
OTHER COMPREHENSIVE INCOME (LOSS):
Translation adjustment, net of tax	(19)	(14)	(70)	(31)
Total other comprehensive income (loss)	(19)	(14)	(70)	(31)
COMPREHENSIVE INCOME	$24,726	$36,428	$50,317	$68,314

See notes to condensed consolidated financial statements.

MANTECH INTERNATIONAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)

	(unaudited) Six months ended June 30,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$50,387	$68,345
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation	4,431	4,470
Excess tax benefits from the exercise of stock options	(43)	(236)
Deferred income taxes	3,626	(2,230)
Depreciation and amortization	37,296	14,391
Gain on sale of investments	—	(3,745)
Change in assets and liabilities—net of effects from acquired businesses:
Receivables—net	26,095	(10,248)
Prepaid expenses and other	8,320	2,874
Accounts payable and accrued expenses	(16,064)	33,600
Accrued salaries and related expenses	(3,053)	30,960
Billings in excess of revenue earned	(22,036)	48,512
Accrued retirement	(232)	416
Other	2,120	(381)
Net cash flow from operating activities	90,847	186,728
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of businesses—net of cash acquired	(62,188)	(20,315)
Purchases of property and equipment	(4,438)	(35,938)
Disposition of a business	1,799	—
Investment in capitalized software for internal use	(1,693)	(3,285)
Proceeds from sale of investment	185	3,255
Net cash flow from investing activities	(66,335)	(56,283)
CASH FLOWS FROM FINANCING ACTIVITIES:
Dividends paid	(15,492)	(15,400)
Proceeds from exercise of stock options	1,115	6,884
Excess tax benefits from the exercise of stock options	43	236
Treasury stock acquired	—	(44)
Net cash flow from financing activities	(14,334)	(8,324)
NET CHANGE IN CASH AND CASH EQUIVALENTS	10,178	122,121
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	114,483	84,829
CASH AND CASH EQUIVALENTS, END OF PERIOD	$124,661	$206,950
SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for income taxes	$11,691	$35,193
Cash paid for interest	$7,838	$7,601
Noncash investing activities:
Capital expenditures incurred but not yet paid	$26	$2,858
Noncash financing activities:
Employee Stock Ownership Plan Contributions	$1,382	$1,597

See notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2012
UNAUDITED

1.	Introduction and Overview
ManTech International Corporation (depending on the circumstances, “ManTech” “Company” “we” “our” “ours” or “us”) is a leading provider of innovative technologies and solutions for mission-critical national security programs for the intelligence community; the Departments of Defense, including health organizations, State, Homeland Security, Energy and Justice, including the Federal Bureau of Investigation (FBI); the space community; and other U.S. federal government customers. We provide support to critical national security programs for federal agencies through approximately 1,000 current contracts. Our services include the following solution sets that are aligned with the long-term needs of our national security clients: command, control, communications, computers, intelligence, surveillance and reconnaissance (C4ISR) lifecycle support; cyber security; global logistics support; intelligence/counter-intelligence support; information technology (IT) modernization and sustainment; systems engineering; test and evaluation; and health IT. We support major national missions, such as military readiness, terrorist threat detection, information security and border protection. Our employees operate primarily in the United States, as well as in numerous locations internationally.

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
HBGary, Inc.-On April 2, 2012, we completed the acquisition of certain assets of HBGary, Inc. (HBGary). The acquisition was completed through an asset purchase agreement dated February 27, 2012, by and among a subsidiary of ManTech International Corporation, HBGary and the shareholders of HBGary.
HBGary provides a comprehensive suite of software products to detect, analyze and diagnose Advance Persistent Threats and targeted malware. The company has customers in the financial services, energy, critical infrastructure and technology sectors.
This acquisition broadened our cyber security solution capability for customers.
ManTech funded the acquisition with cash on hand. The preliminary purchase price was $23.7 million and may increase or decrease depending on the finalization of the post-closing working capital adjustment. The asset purchase agreement did not contain provisions for contingent consideration. Pursuant to the asset purchase agreement, $4.8 million was placed into an escrow account to satisfy potential indemnification liabilities of HBGary. The escrow period will expire 18 months after the purchase closing date. At June 30, 2012, the balance in the escrow account was $4.8 million.
During 2012, ManTech incurred approximately $0.5 million of acquisition related costs related to the HBGary transaction. These costs are included in the general and administrative expense in our consolidated statement of income for the three and six months ended June 30, 2012.
The preliminary purchase price of $23.7 million was allocated to the underlying assets and liabilities based on their fair value at the date of acquisition. The following information represents the preliminary purchase price allocation, as we are still in the process of reviewing the working capital accounts at the date of acquisition for potential adjustments to the purchase price. Total assets were $24.3 million, including goodwill and intangible assets recognized in connection with the acquisition, and total liabilities were $0.6 million. Included in total assets were $3.1 million in acquisition related intangible assets. We recorded goodwill of $19.8 million, which will be deductible for tax purposes over 15 years, assuming adequate levels of taxable income. Recognition of goodwill is largely attributed to the value paid for companies providing cyber service and product solutions to both federal and commercial customers.

The components of other intangible assets associated with the acquisition were developed technology, customer relationships and trademark valued at $2.0 million, $0.9 million and $0.2 million, respectively. Developed technology represents the software developed by HBGary to detect, analyze and diagnose Advanced Persistent Threats and targeted malware. Customer relationships represent the underlying relationship with HBGary customers in the financial services, energy, critical infrastructure and technology sectors. Trademark represents the HBGary trade name that is recognized in the industry. These intangible assets are being amortized straight-line over their estimated useful lives of 2 years. The weighted-average amortization period for the intangible assets is 2 years.
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
This acquisition has enabled ManTech to expand its customer relationships and deliver IT solutions through Evolvent's existing relationships with the Department of Defense health organizations, the Veterans Administration and the Department of Health and Human Services.
ManTech funded the acquisition with cash on hand. The preliminary purchase price was $39.0 million and may increase or decrease depending on the finalization of post-closing working capital adjustments. The equity purchase agreement did not contain provisions for contingent consideration. Pursuant to the equity purchase agreement, $8.0 million was placed into an escrow account to satisfy potential indemnification liabilities of Evolvent. The escrow period will expire 36 months after the purchase closing date. At June 30, 2012, the balance in the escrow account was $8.0 million.
During the six months ended June 30, 2012, the Company incurred $0.2 million of acquisition costs. These costs are included in general and administrative expense in our income statement.
The preliminary purchase price of $39.0 million was allocated to the underlying assets and liabilities based on their fair value at the date of acquisition. The following information represents the preliminary purchase price allocation, as we are still in the process of reviewing the working capital accounts at the date of acquisition for potential adjustments to the purchase price. Total assets were $46.0 million, including goodwill and intangible assets recognized in connection with the acquisition, and total liabilities were $7.0 million. Included in total assets were $3.7 million in acquisition related intangible assets. We recorded goodwill of $33.2 million, which is not deductible for tax purposes. Recognition of goodwill is largely attributed to the highly skilled employees and the value paid for companies providing IT services and solutions to the federal government healthcare sector.
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
This acquisition broadened our footprint in the high-end defense and intelligence markets. The addition of WINS' IT capabilities, and its prime position on the DIA SITE contracts, support of the state department and other contracts will enhance our positioning with important customers and further our growth prospects.
ManTech funded the acquisition with cash on hand. The purchase price was $90.4 million. The stock purchase agreement did not contain provisions for contingent consideration. Pursuant to the stock purchase agreement, $9.0 million was placed into an escrow account to satisfy potential indemnification liabilities of WINS. The escrow period will expire 18 months after the purchase closing date. At June 30, 2012, the balance in the escrow account was $9.0 million.
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
The acquisition allowed us to continue extending our presence in the defense, security and intelligence communities, and to offer comprehensive solutions through a prime position on the Defense Information Systems Agency ENCORE II contract.
During the six months ended June 30, 2011, the Company incurred $0.3 million of acquisition costs. These costs are included in general and administrative expense in our income statement.
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
In applying the two-class method, we determined that undistributed earnings should be allocated equally on a per share basis between Class A and Class B common stock. Under the Company’s Certificate of Incorporation, the holders of the common stock are entitled to participate ratably, on a share-for-share basis as if all shares of common stock were of a single class, in such dividends as may be declared by the Board of Directors. During the six months ended June 30, 2012, we declared and paid two dividends of $0.21 per share on both classes of common stock. For the same period in 2011, we declared and paid a dividend of $0.42 per share on both classes of common stock.
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

The weighted average number of common shares outstanding is computed as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Numerator for net income per Class A and Class B common stock:
Distributed earnings	$7,756	$15,413	$15,501	$15,413
Undistributed earnings	16,989	21,029	34,886	52,932
Net income	$24,745	$36,442	$50,387	$68,345

Numerator for basic net income Class A common stock	$15,896	$23,238	$32,354	$43,529
Numerator for basic net income Class B common stock	$8,849	$13,204	$18,033	$24,816

Numerator for diluted net income Class A common stock	$15,905	$23,293	$32,381	$43,632
Numerator for diluted net income Class B common stock	$8,840	$13,149	$18,006	$24,713

Basic weighted average common shares outstanding
Class A common stock	23,697	23,357	23,670	23,282
Class B common stock	13,193	13,271	13,193	13,273

Effect of potential exercise of stock options
Class A common stock	39	153	56	152
Class B common stock	—	—	—	—
Diluted weighted average common shares outstanding - Class A	23,736	23,510	23,726	23,434
Diluted weighted average common shares outstanding - Class B	13,193	13,271	13,193	13,273

For the three months ended June 30, 2012 and 2011, options to purchase 3.0 million and 2.1 million shares, respectively, were outstanding but not included in the computation of diluted earnings per share because the options’ effect would have been anti-dilutive. For the six months ended June 30, 2012 and 2011, options to purchase 2.9 million and 2.0 million shares, respectively, were outstanding but not included in the computation of diluted earnings per share because the options' effect would have been anti-dilutive. For the six months ended June 30, 2012 and 2011, shares issued from the exercise of stock option were 37 thousand and 220 thousand, respectively.

5.	Receivables
We deliver a broad array of information technology and technical services solutions under contracts with the U.S. government, state and local governments and commercial customers. The components of contract receivables are as follows (in thousands):

	June 30, 2012	December 31, 2011
Billed receivables	$401,478	$422,954
Unbilled receivables:
Amounts billable	109,171	101,997
Revenues recorded in excess of funding	13,033	19,982
Retainage	7,603	5,264
Allowance for doubtful accounts	(10,176)	(9,729)
Total receivables, net	$521,109	$540,468

Amounts billable consist principally of amounts to be billed within the next month. Revenues recorded in excess of funding are billable upon receipt of contractual amendments or other modifications. The retainage is billable upon completion of the contract performance and approval of final indirect expense rates by the government. Accounts receivable at June 30, 2012, are expected to be substantially collected within one year except for approximately $1.5 million, of which amount 90.0% is related to receivables from direct sales to the U.S. government. The remainder is related to receivables from contracts in which we acted as a subcontractor to other contractors.
The Company does not believe it has significant exposure to credit risk as accounts receivable and the related unbilled amounts are primarily due from the U.S. government. The allowance for doubtful accounts represents the Company’s exposure to compliance issues, contractual issues and bad debt related to prime contractors.

6.	Property and Equipment
Major classes of property and equipment are summarized as follows (in thousands):

	June 30, 2012	December 31, 2011
Furniture and equipment	$92,835	$88,623
Leasehold improvements	24,471	23,345
	117,306	111,968
Less: Accumulated depreciation and amortization	(91,124)	(64,533)
Total property and equipment, net	$26,182	$47,435

7.	Goodwill and Other Intangibles

Under ASC 350, Intangibles - Goodwill and Other, goodwill is to be reviewed at least annually for impairment and whenever events or circumstances indicate that the carrying value of goodwill may not be fully recoverable. We have elected to perform this review during the second quarter of each calendar year. The goodwill impairment test is a two-step process performed at the reporting unit level. If the first step of the impairment test does not indicate an impairment, performance of the second step is not required. The first step of the goodwill impairment test compares the fair value of a reporting unit with its carrying amount (including goodwill). The fair values of the reporting units are determined based on a weighting of the income approach, market approach and market transaction approach.
The income approach is a valuation technique in which fair value is based from forecasted future cash flow discounted at the appropriate rate of return commensurate with the risk as well as current rates of return for equity and debt capital as of the valuation date. The forecast used in our estimation of fair value was developed by management based on a contract basis, incorporating adjustments to reflect known contract and market considerations (such as reductions and uncertainty in government spending, pricing pressure and opportunities). The discount rate utilizes a risk adjusted weighted average cost of capital.
The market approach is a valuation technique in which the fair value is calculated based on market prices realized in an actual arm's length transaction. The technique consists of undertaking a detailed market analysis of publicly traded companies that provides a reasonable basis for comparison to the company. Valuation ratios, which relate market prices to selected financial statistics derived from comparable companies, are selected and applied to the company after consideration of adjustments for financial position, growth, market, profitability and other factors.
The market transaction approach is a valuation technique in which the fair value is calculated based on market prices realized in actual arm's length transactions. The technique consists of undertaking a detailed market analysis of merged and acquired companies that provided a reasonable basis for comparison to the company. Valuation ratios, which relate market prices to selected financial statistics derived from comparable companies, are selected and applied to the company after consideration of adjustments for financial position, growth, market, profitability and other factors.
To assess the reasonableness of the calculated reporting unit fair values, we compare the sum of the reporting units' fair values to the Company's market capitalization (per share stock price times the number of shares outstanding) and calculate an implied control premium (the excess of the sum of the reporting units' fair values over the market capitalization). We compared our implied control premium to the control premiums in comparable transactions to assess the reasonableness of our calculations. Based on this comparison the implied control premium appeared reasonable.
During the second quarter of 2012, we completed our annual goodwill impairment test. During the second quarter of 2012, our market capitalization declined below our carrying value. The results of step one of this test showed the fair value of all reporting units were substantially in excess of their carrying value, therefore, no impairment losses were identified and performance of step two was not required. We continue to monitor events that could impact our financial outlook and our assets including potential significant reductions in government spending that could adversely impact our financial results and changes in market conditions that could result in a reduction in the fair value of our assets.

The changes in the carrying amounts of goodwill during the year ended December 31, 2011 and the period ended June 30, 2012 are as follows (in thousands):

Goodwill Balance
Balance at December 31, 2010	$729,558
Additional consideration for the acquisition of QinetiQ North America's Security and Intelligence Solutions business	148
Additional consideration for the acquisition of MTCSC, Inc.	2,694
Acquisition-TranTech	14,601
Acquisition-WINS	62,242
Other	(788)
Balance at December 31, 2011	808,455
Additional consideration for the acquisition of WINS	212
Acquisition-Evolvent	33,223
Acquisition-HBGary	19,763
Balance at June 30, 2012	$861,653

Other intangible assets consisted of the following (in thousands):

	June 30, 2012			December 31, 2011
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Other intangible assets:
Contract and program intangibles	$249,882	$83,724	$166,158	$243,082	$75,351	$167,731
Capitalized software cost for internal use	28,944	18,863	10,081	27,231	17,230	10,001
Capital software cost for sale	3,729	3,729	—	3,729	3,729	—
Other	109	29	80	58	26	32
Total other intangibles, net	$282,664	$106,345	$176,319	$274,100	$96,336	$177,764

Aggregate amortization expense relating to intangible assets for the three months ended June 30, 2012 and 2011 was $5.1 million and $5.1 million, respectively. Aggregate amortization expense relating to intangible assets for the six months ended June 30, 2012 and 2011 was $9.9 million and $10.3 million, respectively. We estimate that we will have the following amortization expense for the future periods indicated below (in thousands):

For the remaining six months ending December 31, 2012	$10,366
Year ending:
December 31, 2013	$19,965
December 31, 2014	$17,047
December 31, 2015	$14,882
December 31, 2016	$12,886
December 31, 2017	$11,396

8.	Long-term Debt
Long-term debt consisted of the following (in thousands):

	June 30, 2012	December 31, 2011
Revolving credit facility	$—	$—
7.25% senior unsecured notes	200,000	200,000
Long-term debt	$200,000	$200,000

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
The terms of the credit agreement permit prepayment and termination of the loan commitments at any time, subject to certain conditions. The credit agreement requires the Company to comply with specified financial covenants, including the maintenance of certain leverage ratios and a certain fixed charge coverage ratio. The credit agreement also contains various covenants, including affirmative covenants with respect to certain reporting requirements and maintaining certain business activities, and negative covenants that, among other things, may limit or impose restrictions on our ability to incur liens, incur additional indebtedness, make investments, make acquisitions and undertake certain additional actions. As of June 30, 2012, we were in compliance with our financial covenants under the credit agreement.
We had no outstanding balance on our credit facility at June 30, 2012 and December 31, 2011. The maximum additional available borrowing under the credit facility at June 30, 2012 was $498.9 million. As of June 30, 2012, we were contingently liable under letters of credit totaling $1.1 million, which reduced our availability to borrow under our credit facility.
The following table summarizes the activity under our revolving credit facility for the six months ended June 30, 2012 and 2011 (in thousands):

	Six months ended June 30,
	2012	2011
Borrowing under revolving credit facility	$9,000	—
Repayment of borrowings under revolving credit facility	$(9,000)	—
7.25% Senior Unsecured Notes-Effective April 13, 2010, the Company issued $200.0 million of 7.25% senior unsecured notes in a private placement that were resold inside the United States to qualified institutional buyers in reliance on Rule 144A under the Securities Act of 1933, and outside the United States to non-U.S. persons in reliance on Regulation S under the Securities Act of 1933. A portion of the proceeds was used to pay down the balance on our prior revolving credit facility incurred to pay for the Sensor Technologies Inc. acquisition.
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
The 7.25% senior unsecured notes mature on April 15, 2018 with interest payable semi-annually starting on October 15, 2010. The 7.25% senior unsecured notes were issued at 100% of the aggregate principal amount and are effectively subordinate to the Company’s existing and future senior secured debt (to the extent of the value of the assets securing such debt), including debt outstanding under our revolving credit facility. The 7.25% senior unsecured notes may be redeemed, in whole or in part, at any time, at the option of the Company, subject to certain conditions specified in the indenture governing the 7.25% senior unsecured notes. The 7.25% senior unsecured notes are guaranteed, jointly and severally, on a senior unsecured basis by each of our wholly-

owned domestic subsidiaries that also guaranteed debt obligations under our prior revolving credit facility or will guarantee debt obligations under our revolving credit facility.
The fair value of the 7.25% senior unsecured notes as of June 30, 2012 was approximately $210.0 million based on quoted market prices.
The Company incurred approximately $4.9 million in issuance costs, which are being amortized to interest expense over the contractual life of the 7.25% senior unsecured notes using the effective interest rate method, resulting in an effective rate of 7.67%.
The indenture governing the 7.25% senior unsecured notes contains customary events of default, as well as restrictive covenants, which, subject to important exceptions and qualifications specified in such indenture, will, among other things, limit our ability and the ability of our subsidiaries that guarantee the 7.25% senior unsecured notes to: pay dividends or distributions, repurchase equity, prepay subordinated debt or make certain investments; incur additional debt or issue certain disqualified stock and preferred stock; incur liens on assets; merge or consolidate with another company or sell all or substantially all assets; and allow to exist certain control provisions. An event of default under the indenture will allow either the trustee of the notes or the holders of at least 25% in principal amount of the then outstanding notes to accelerate, or in certain cases, will automatically cause the acceleration of, the amounts due under the notes. As of June 30, 2012, the Company was in compliance with all required covenants under the indenture.

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
In May 2011, the Company’s stockholders approved our 2011 Management Incentive Plan (the Plan), which was designed to enable us to attract, retain and motivate key employees. Awards granted under the Plan are settled in shares of Class A common stock. The 2011 restatement of the Plan increased the base number of shares of our Class A common stock reserved for issuance by 1,500,000 shares. At the beginning of each year, the Plan provides that the number of shares available for issuance automatically increases by an amount equal to 1.5% of the total number of shares of Class A and Class B common stock outstanding on December 31st of the previous year. On January 3, 2012, 552,466 additional shares were made available for issuance under the Plan. Through June 30, 2012, the remaining aggregate number of shares of our common stock authorized for issuance under the Plan was 3,392,984. Through June 30, 2012, 4,437,815 shares of our Class A common stock have been issued as a result of the exercise of options granted under the Plan. The Plan expires in May 2021.
The Plan is administered by the compensation committee of our Board of Directors, along with its delegates. Subject to the express provisions of the Plan, the committee has the Board of Directors’ authority to administer and interpret the Plan, including the discretion to determine the exercise price, vesting schedule, contractual life and the number of shares to be issued.
Stock Compensation Expense-For the three months ended June 30, 2012 and 2011, we recorded $2.0 million and $2.3 million of stock-based compensation cost, respectively. For the six months ended June 30, 2012 and 2011, we recorded $4.4 million and $4.5 million of stock based compensation cost, respectively. No compensation expense of employees with stock awards, including stock-based compensation expense, was capitalized during the periods. For the six months ended June 30, 2012 and 2011, the total recognized tax (deficiency) benefit from the exercise of stock options, vested cancellations and the vesting of restricted stock was $(0.3) million and less than $0.1 million, respectively.
Stock Options-We typically issue options that vest in three equal installments, beginning on the first anniversary of the date of grant. Under the terms of the Plan, the contractual life of the option grants may not exceed eight years. During the six months ended June 30, 2012 and 2011, we issued options that expire five years from the date of grant.
Fair Value Determination-We have used the Black-Scholes-Merton option pricing model to determine fair value of our awards on the date of grant. We will reconsider the use of the Black-Scholes-Merton model if additional information becomes available in the future that indicates another model would be more appropriate or if grants issued in future periods have characteristics that cannot be reasonably estimated under this model.
The following weighted-average assumptions were used for option grants during the six months ended June 30, 2012 and 2011:
Volatility-The expected volatility of the options granted was estimated based upon historical volatility of the Company’s share price through weekly observations of the Company’s trading history.
Expected Term-The expected term of options granted to employees during the six months ended June 30, 2012 and 2011 was determined from historical exercises of the grantee population. For all grants valued during the six months ended June 30, 2012 and 2011, the options had graded vesting over three years (33.3% of the options vest annually) and a contractual term of five years.
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
The following table summarizes weighted-average assumptions used in our calculations of fair value for the six months ended June 30, 2012 and 2011:

	Six months ended
	June 30,
	2012	2011
Volatility	30.49%	36.00%
Expected life of options (in years)	3.04	2.95
Risk-free interest rate	0.56%	1.06%
Dividend yield	2.25%	—%

Stock Option Activity-During the six months ended June 30, 2012, we granted stock options to purchase 400,950 shares of Class A common stock at a weighted-average exercise price of $33.73 per share, which reflects the fair market value of the shares on the date of grant. The weighted-average fair value of options granted during the six months ended June 30, 2012 and 2011, as determined under the Black-Scholes-Merton valuation model, was $5.98 and $10.57, respectively. These options vest in three equal installments over three years and have a contractual term of five years. Option grants that vested during the six months ended June 30, 2012 and 2011 had a combined fair value of $5.5 million and $4.8 million, respectively.
The following table includes information with respect to stock option activity and stock options outstanding for the year ended December 31, 2011 and the six months ended June 30, 2012:

	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value (in thousands)
Shares under option, December 31, 2010	2,473,257	$42.22	$7,731
Options granted	986,000	$38.56
Options exercised	(271,165)	$27.94	$3,087
Options cancelled and expired	(301,982)	$45.07
Shares under option, December 31, 2011	2,886,110	$41.14	$1,096
Options granted	400,950	$33.73
Options exercised	(36,542)	$29.66	$197
Options cancelled and expired	(172,097)	$39.61
Shares under option, June 30, 2012	3,078,421	$41.00	$281

The following table summarizes non-vested stock options for the six months ended June 30, 2012:

	Number of Shares	Weighted Average Fair Value
Non-vested stock options at December 31, 2011	1,619,255	$10.47
Options granted	400,950	$5.98
Vested during the period	(452,105)	$12.09
Options cancelled	(67,166)	$9.20
Non-vested stock options at June 30, 2012	1,500,934	$8.99

The following table includes information concerning stock options exercisable and stock options expected to vest at June 30, 2012:

	Options Exercisable	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Aggregate Intrinsic Value (in thousands)
Stock options exercisable	1,579,487	2.1	$43.24	$281
Stock options expected to vest	1,328,497	3.8	$38.84	$—
Options exercisable and expected to vest	2,907,984

Unrecognized compensation expense related to outstanding stock options expected to vest as of June 30, 2012 was $8.8 million, which is expected to be recognized over a weighted-average period of 1.8 years and will be adjusted for any future changes in estimated forfeitures.
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
Restricted Stock Activity-The following table summarizes the restricted stock activity for the year ended December 31, 2011 and the six months ended June 30, 2012:

	Number of Shares	Grant Date Fair Value
		(in thousands)
Non-vested at December 31, 2010	26,000
Granted	24,000	$1,070
Vested	(19,333)	$862
Forfeited	—
Non-vested at December 31, 2011	30,667
Granted	24,000	$576
Vested	(27,334)	$1,237
Forfeited	—
Non-vested at June 30, 2012	27,333

11.	Business Segment and Geographic Area Information
We have one reportable segment. We deliver a broad array of information technology and technical services solutions under contracts with the U.S. government, state and local governments and commercial customers. Our federal government customers typically exercise independent contracting authority, and even offices or divisions within an agency or department may directly, or through a prime contractor, use our services as a separate customer so long as that customer has independent decision-making and contracting authority within its organization. Revenues from the U.S. government under prime contracts and subcontracts were approximately 99.2% and 99.1% of our total revenues for the six months ended June 30, 2012 and 2011, respectively. There were no sales to any customers within a single country (except for the United States) where the sales accounted for 10% or more of total revenues. We treat sales to U.S. government customers as sales within the United States regardless of where the services are performed. Substantially all assets of continuing operations were held in the United States for the periods ended June 30, 2012 and December 31, 2011. Revenues by geographic customer and the related percentages of total revenues for the three and six months ended June 30, 2012 and 2011 were as follows (dollars in thousands):

	Three months ended June 30,				Six months ended June 30,
	2012		2011		2012		2011
United States	$637,775	99.8%	$749,981	99.6%	$1,312,991	99.8%	$1,447,749	99.6%
International	1,162	0.2%	2,692	0.4%	2,455	0.2%	5,788	0.4%
Total	$638,937		$752,673		$1,315,446		$1,453,537

The following table includes contracts that exceeded 10% of our revenues for the three and six months ended June 30, 2012 and 2011.

	Three months ended June 30,				Six months ended June 30,
	2012		2011		2012		2011
Revenues:	(dollars in thousands)				(dollars in thousands)
U.S. Army contract A	$140,584	22.0%	$122,077	16.2%	$282,407	21.5%	$205,722	14.2%
All other contracts	498,353	78.0%	630,596	83.8%	1,033,039	78.5%	1,247,815	85.8%
Total	$638,937		$752,673		$1,315,446		$1,453,537

The following table includes contracts that exceeded 10% of our operating income for the three and six months ended June 30, 2012 and 2011.

	Three months ended June 30,				Six months ended June 30,
	2012		2011		2012		2011
Operating Income:	(dollars in thousands)				(dollars in thousands)
U.S. Army contract A	$9,475	21.1%	$9,781	16.5%	$18,848	20.8%	$17,134	14.9%
All other contracts	35,405	78.9%	49,387	83.5%	71,727	79.2%	97,889	85.1%
Total	$44,880		$59,168		$90,575		$115,023

The following table includes contracts that exceeded 10% of our receivables, net at June 30, 2012 and December 31, 2011.

	June 30, 2012		December 31, 2011
Receivables, net:	(dollars in thousands)
U.S. Army contract A	$63,586	12.2%	$88,359	16.3%
U.S. Army contract B	84,062	16.1%	59,309	11.0%
All other contracts	373,461	71.7%	392,800	72.7%
Total	$521,109		$540,468

Disclosure items required under ASC 280, Segment Reporting, including interest income, interest expense, depreciation and amortization expense, costs for stock-based compensation programs, certain unallowable costs as determined under Federal Acquisition Regulations and expenditures for segment assets are not applicable as we review those items on a consolidated basis.

12.	Sale of Investment

ManTech received approximately $3.2 million in proceeds on April 8, 2011 and an additional $0.2 million was received in the second quarter of 2012 for the sale of our investment of less than 5% in NetWitness Corporation (NetWitness). At June 30, 2012, $0.3 million was held in escrow to be distributed no later than December 15, 2012, subject to any then unresolved indemnity claims. The transaction was consummated on April 1, 2011 pursuant to an agreement and plan of merger dated March 12, 2011 by and among EMC Corporation, NetWitness, and certain persons acting as the representative for the shareholders of NetWitness. The sale of our investment resulted in a pre-tax gain of approximately $3.7 million, which was recorded in other income in the Company's statement of income for the six months ended June 30, 2011.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward-Looking Statements
This Quarterly Report on Form 10-Q contains forward-looking statements that involve substantial risks and uncertainties, many of which are outside of our control. ManTech International Corporation (depending on the circumstances, “ManTech,” “Company,” “we,” “our,” “ours” or “us”) believes these statements to be within the definition of the Private Securities Litigation Reform Act of 1995. You can identify these statements by forward-looking words such as “may,” “will,” “expect,” “intend,” “anticipate,” “believe,” “estimate” and other similar words. You should read statements that contain these words carefully because they discuss our future expectations, make projections of our future results of operations or financial condition or state other “forward-looking” information.
Although forward-looking statements in this Quarterly Report reflect our good faith judgment, such statements can only be based on facts and factors currently known by us. Consequently, forward-looking statements are inherently subject to risks and uncertainties, and actual results and outcomes may differ materially from the results and outcomes discussed in or anticipated by the forward-looking statements. We believe that it is important to communicate our future expectations to our investors. However, there may be events in the future that we are not able to predict accurately or control. Factors that could cause actual results to differ materially from the results we anticipate include, but are not limited to, the following:

•	adverse changes in U.S. government spending priorities due to budgetary constraints affecting federal government spending generally or other factors;

•	failure to retain existing U.S. government contracts, win new contracts or win recompetes;

•	adverse changes in future levels of expenditures for programs we support caused by budgetary pressures facing the federal government and changing mission priorities;

•	adverse changes in our mix of contract types;

•	failure to obtain option awards, task orders or funding under contracts;

•	adverse results of U.S. government audits of our government contracts;

•	risk of contract renegotiation, performance, modification or termination;

•	risks associated with complex U.S. government procurement laws and regulations;

•	competition;

•
risks of financing, such as increases in interest rates and restrictions imposed by our outstanding indebtedness, including the ability to meet financial covenants, and risks related to an ability to obtain new or additional financing;

•	failure to successfully integrate recently acquired companies or businesses into our operations or realize any accretive or synergistic effects from such acquisitions;

•	failure to identify, execute or effectively integrate future acquisitions; and

•	failure to maintain strong relationships with other contractors.
We urge you not to place undue reliance on these forward-looking statements, which speak only as of the date of this Quarterly Report. These and other risk factors are more fully described and discussed in the section titled “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011 and under Item 1A. of Part II of our Quarterly Reports on Form 10-Q, and from time to time, in our other filings with the Securities and Exchange Commission (SEC). We undertake no obligation to revise or update any forward-looking statements in order to reflect any event or circumstance that may arise after the date of this Quarterly Report. We also suggest that you carefully review and consider the various disclosures made in this Quarterly Report that attempt to advise interested parties of the risks and factors that may affect our business, financial condition, results of operations and prospects.

Introduction and Overview
ManTech is a leading provider of innovative technologies and solutions for mission-critical national security programs for the intelligence community; the departments of Defense, including health organizations, State, Homeland Security, Energy and Justice, including the Federal Bureau of Investigations (FBI); the space community; and other U.S. federal government customers. We combine deep domain understanding and technical capability to deliver comprehensive information technology, systems engineering, technical and other services and solutions primarily in support of mission critical national security programs for the intelligence community and Department of Defense. We provide support to critical national security programs for federal agencies through approximately 1,000 current contracts. Our broad set of services is generally deployed in custom combinations to best address the requirements of our customers' long-term programs. Our services generally include the following solution sets that are aligned with the long-term needs of our national security clients: command, control, communications, computers, intelligence, surveillance and reconnaissance (C4ISR) lifecycle support; cyber security; global logistics support; intelligence/counter-intelligence support; information technology modernization and sustainment; systems engineering; test and evaluation; and health IT. ManTech supports major national missions, such as military readiness, terrorist threat detection, information security and border protection.
We derive revenues primarily from contracts with U.S. government agencies that are focused on national security, and as a result, funding for our programs is generally linked to trends in U.S. government spending in areas such as defense, intelligence, homeland security, state, justice and FBI. As it relates to evolving terrorist threats and world events, the U.S. government has continued to increase its defense, intelligence and homeland security budgets. However, this trend may not continue due to changing mission priorities, the mounting deficit of the U.S. government and public pressure to reduce U.S. government spending, which could result in significant impacts to programs across the defense industry.
We recommend that you read this discussion and analysis in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011, previously filed with the SEC.
Three Months Ended June 30, 2012 Compared to the Three Months Ended June 30, 2011
The following table sets forth certain items from our condensed consolidated statement of income and the relative percentage that certain items of expenses and earnings bear to revenues, as well as the period-to-period change from June 30, 2011 to June 30, 2012.

	Three months ended June 30,				Period-to-Period Change
	2012	2011	2012	2011	2011 to 2012
	Dollars		Percentage		Dollars	Percentage
	(dollars in thousands)
REVENUES	$638,937	$752,673	100.0%	100.0%	$(113,736)	(15.1)%
Cost of services	544,110	644,647	85.2%	85.6%	(100,537)	(15.6)%
General and administrative expenses	49,947	48,858	7.8%	6.5%	1,089	2.2%
OPERATING INCOME	44,880	59,168	7.0%	7.9%	(14,288)	(24.1)%
Interest expense	(4,009)	(3,979)	0.6%	0.5%	(30)	0.8%
Interest income	67	59	—%	—%	8	13.6%
Other income (expense), net	(103)	3,820	—%	0.5%	(3,923)	(102.7)%
INCOME FROM OPERATIONS BEFORE INCOME TAXES	40,835	59,068	6.4%	7.9%	(18,233)	(30.9)%
Provision for income taxes	(16,090)	(22,626)	2.5%	3.0%	6,536	(28.9)%
NET INCOME	$24,745	$36,442	3.9%	4.9%	$(11,697)	(32.1)%

Revenues
Revenues decreased 15.1% to $638.9 million for the three months ended June 30, 2012, compared to $752.7 million for the same period in 2011. The primary driver of our decrease in revenues relates to reductions on our C4ISR support contracts primiarly related to other direct costs and subcontractors. These reductions were partially offset by the revenues provided from our recent acquisitions, a contract to provide mobile telecommunication services in Afghanistan and organic growth on our cyber related contracts. The reduction in C4ISR work is primarily due to changing customer mission priorities, including the withdrawal of U.S. troops from Iraq in 2011, reduced demand for field service support and delays in enhancements to existing ISR systems.
Cost of services
Cost of services decreased 15.6% to $544.1 million for the three months ended June 30, 2012, compared to $644.6 million for the same period in 2011. The decrease in cost of services is primarily due to a decrease in subcontractor labor and material costs related to the reduction in revenues. As a percentage of revenues, cost of services decreased to 85.2% for the three months ended June 30, 2012 as compared to 85.6% for the same period in 2011. Direct labor costs, which include applicable fringe benefits and overhead, decreased 5.6% for the three months ended June 30, 2012 over the same period in 2011. As a percentage of revenues, direct labor costs increased to 37.8% for the three months ended June 30, 2012, compared to 34.0% for the same period in 2011.

Other direct costs, which include subcontractors and third party equipment and materials used in the performance of our contracts, decreased by 22.2% for the three months ended June 30, 2012 over the same period in 2011. As a percentage of revenues, other direct costs decreased from 51.6% for the three months ended June 30, 2011 to 47.4% for the same period in 2012.
General and administrative expenses
General and administrative expenses increased to $49.9 million for the three months ended June 30, 2012, compared to $48.9 million for the same period in 2011. The increase was primarily due to our acquisitions. As a percentage of revenues, general and administrative expenses was 7.8% and 6.5% for the three months ended June 30, 2012 and 2011, respectively.
Other income (expense), net
Other income (expense), net was $(0.1) million for the three months ended June 30, 2012, compare to $3.8 million for the same period in 2011. During the three months ended June 30, 2011, we recorded a gain of $3.7 million on the sale of our investment in NetWitness Corporation.
Provision for income taxes
The provision for income taxes decreased to $16.1 million for the three months ended June 30, 2012, compared to $22.6 million for the same period in 2011. Our effective tax rates were 39.4% and 38.3% for the three months ended June 30, 2012 and 2011, respectively. The increase in our effective tax rate was primarily attributable to a lower utilization of tax credits.
Net income
Net income decreased 32.1% to $24.7 million for the three months ended June 30, 2012, compared to $36.4 million for the same period in 2011. The decrease in net income was due to lower revenues, offset by lower cost of services and provision for income taxes.
Six Months Ended June 30, 2012 Compared to the Six Months Ended June 30, 2011
The following table sets forth certain items from our condensed consolidated statement of income and the relative percentage that certain items of expenses and earnings bear to revenues, as well as the period-to-period change from June 30, 2011 to June 30, 2012.

	Six months ended June 30,				Period-to-Period Change
	2012	2011	2012	2011	2011 to 2012
	Dollars		Percentage		Dollars	Percentage
	(dollars in thousands)
REVENUES	$1,315,446	$1,453,537	100.0%	100.0%	$(138,091)	(9.5)%
Cost of services	1,126,977	1,244,414	85.7%	85.6%	(117,437)	(9.4)%
General and administrative expenses	97,894	94,100	7.4%	6.5%	3,794	4.0%
OPERATING INCOME	90,575	115,023	6.9%	7.9%	(24,448)	(21.3)%
Interest expense	(8,157)	(7,949)	0.6%	0.6%	(208)	2.6%
Interest income	139	123	—%	—%	16	13.0%
Other income (expense), net	(88)	3,916	—%	0.3%	(4,004)	(102.2)%
INCOME FROM OPERATIONS BEFORE INCOME TAXES	82,469	111,113	6.3%	7.6%	(28,644)	(25.8)%
Provision for income taxes	(32,082)	(42,768)	2.5%	2.9%	10,686	(25.0)%
NET INCOME	$50,387	$68,345	3.8%	4.7%	$(17,958)	(26.3)%

Revenues
Revenues decreased 9.5% to $1,315.4 million for the six months ended June 30, 2012, compared to $1,453.5 million for the same period in 2011. The primary driver of our decrease in revenues relates to reductions on our C4ISR support contracts. These reductions were partially offset by the revenues provided from our recent acquisitions, a contract to provide mobile telecommunication services in Afghanistan and organic growth on our cyber related contracts.
The reduction in C4ISR work is primarily due to changing customer mission priorities, including the withdrawal of U.S. troops from Iraq in 2011, reduced demand for field service support and delays in enhancements to existing ISR systems. We expect the change in U.S. government spending priorities to continue, as evidenced by the planned withdrawal from Afghanistan and the projected defense budget cuts laid out in the President's Defense Strategic Review. In addition, we have experienced a trend towards more cost-reimbursable contract awards and have experienced increased pricing pressure as a result of certain agencies placing increased importance on the lowest price of services provided as opposed to the technical superiority of the offering. Cost-reimbursable contracts generally produce a lower fee than we earn on other contract types. We expect revenues in the second half of 2012 to increase as compared to the first half of 2012 as a result of growth in the areas of cyber security; intelligence/counter-intelligence support; and health care information technology. We anticipate flat or slightly declining revenues from Overseas Contingency Operations related to global logistics support and C4ISR support.
Cost of services
Cost of services decreased 9.4% to $1,127.0 million for the six months ended June 30, 2012, compared to $1,244.4 million for the same period in 2011. The decrease in cost of services is primarily due to a decrease in subcontractor labor and material costs related to the decrease in revenues As a percentage of revenues, cost of services remained stable at 85.7% for the six months ended June 30, 2012 as compared to 85.6% for the same period in 2011. Direct labor costs, which include applicable fringe benefits and overhead, decreased 6.2% for the six months ended June 30, 2012 over the same period in 2011. As a percentage of revenues, direct labor costs increased to 36.7% for the six months ended June 30, 2012, compared to 35.4% for the same period in 2011. Other direct costs, which include subcontractors and third party equipment and materials used in the performance of our contracts, decreased by 11.7% for the six months ended June 30, 2012 over the same period in 2011. As a percentage of revenues, other direct costs decreased from 50.2% for the six months ended June 30, 2011 to 49.0% for the same period in 2012.
General and administrative expenses
General and administrative expenses increased to $97.9 million for the six months ended June 30, 2012, compared to $94.1 million for the same period in 2011. The increase was primarily due to our acquisitions. As a percentage of revenues, general and administrative expenses was 7.4% and 6.5% for the six months ended June 30, 2012 and 2011, respectively. Over time we expect general and administrative expenses as a percentage of revenues to trend towards 2011 levels.
Other income (expense), net
Other income (expenses), net was $(0.1) million for the six months ended June 30, 2012, compared to $3.9 million for the same period in 2011. During the six months ended June 30, 2011, the sale of Net Witness investment resulted in a gain of $3.7 million.
Provision for income taxes
The provision for income taxes decreased to $32.1 million for the six months ended June 30, 2012, compared to $42.8 million for the same period in 2011. Our effective tax rates were 38.9% and 38.5% for the six months ended June 30, 2012 and 2011, respectively. The increase in our effective tax rate was primarily attributable to a lower utilization of tax credits.
Net income
Net income decreased 26.3% to $50.4 million for the six months ended June 30, 2012, compared to $68.3 million for the same period in 2011. The decrease in net income was due to lower revenues, offset by lower cost of services and provision for income taxes.
Backlog
At June 30, 2012 and December 31, 2011, our backlog was $4.0 billion and $4.7 billion, respectively, of which $1.4 billion and $1.3 billion, respectively, was funded backlog. Backlog represents estimates that we calculate on a consistent basis. For additional information on how we compute backlog, see our annual report on Form 10-K for the fiscal year ended December 31, 2011, previously filed with the SEC.
Effects of Inflation
Inflation and uncertainties in the macroeconomic environment, such as conditions in the financial markets, could impact our labor rates beyond the predetermined escalation factors. However, we generally have been able to price our contracts in a manner to accommodate the rates of inflation experienced in recent years. Under our time and materials contracts, labor rates are usually adjusted annually by predetermined escalation factors. Our cost reimbursable contracts automatically adjust for changes in cost. Under our fixed-price contracts, we include a predetermined escalation factor, and generally, we have not been adversely affected by near-term inflation. Purchases of equipment and materials directly for contracts are usually cost reimbursable.

Liquidity and Capital Resources
Historically, our primary liquidity needs have been the financing of acquisitions, working capital and capital expenditures. Our primary sources of liquidity are cash provided by operations and our revolving credit facility. On June 30, 2012, the Company's cash and cash equivalents balance was $124.7 million. At June 30, 2012, we had no outstanding borrowings under our revolving credit facility. At June 30, 2012, we were contingently liable under letters of credit totaling $1.1 million, which reduced our ability to borrow under our credit facility. The maximum available borrowing under our credit facility at June 30, 2012 was $498.9 million. At June 30, 2012, we had $200.0 million outstanding of our 7.25% senior unsecured notes due April 2018. For additional information concerning our 7.25% senior unsecured notes, see Note 8 to our consolidated financial statements in Item 1.
Generally, cash provided by operating activities is adequate to fund our operations. Due to fluctuations in our cash flows and level of operations, it is necessary from time to time to increase borrowings under our credit facility to meet cash demands.
Cash flows from operating activities

	Six months ended June 30,
	2012	2011
	(in thousands)
Net cash flow from operating activities	$90,847	$186,728
Our operating cash flows are primarily affected by the overall profitability of our contracts, our ability to invoice and collect from our clients in a timely manner and our ability to manage our vendor payments. We bill most of our customers monthly after services are rendered. Decreased cash flows from operations during the six months ended June 30, 2012 compared to the same period in 2011 were due to decreased billings in excess of revenue earned and the timing of payment of vendors and accrued salaries, offset by the timing of collection of our receivables and depreciation expense. The decrease in billing in excess of revenue earned and the increase in depreciation expense were primarily related to a contract to provide mobile telecommunication services in Afghanistan. Our accounts receivable days sales outstanding (DSO) was 73 and 65 for the period ended June 30, 2012 and 2011, respectively.
Cash flows from investing activities

	Six months ended June 30,
	2012	2011
	(in thousands)
Net cash flow from investing activities	$(66,335)	$(56,283)

Our cash flows from investing activities consist primarily of business acquisitions, expenditures for equipment, leasehold improvements and software. Cash outflows during the six months ended June 30, 2012 were due to the acquisition of HBGary for $23.8 million and Evolvent for $38.0 million net of cash acquired and capital expenditures of $6.1 million, offset by cash received from a disposition. Cash outflows during the six months ended June 30, 2011 were due to capital expenditures of $39.2 million primarily related to a mobile telecommunication network build out and the acquisition of TranTech for $20.2 million net of cash acquired, offset by $3.2 million in cash proceeds from the sale of an investment.
Cash flows from financing activities

	Six months ended June 30,
	2012	2011
	(in thousands)
Net cash flow from financing activities	$(14,334)	$(8,324)

Cash outflows from financing activities during the six months ended June 30, 2012 resulted primarily from the dividends paid of $15.5 million, offset by the proceeds from the exercise of stock options for $1.1 million. Cash outflows from financing during the six months ended June 30, 2011 resulted primarily from the dividends paid for $15.4 million, offset by the proceeds from the exercise of stock options for $6.9 million.
Capital Resources
We believe the capital resources available to us from our cash on hand of $124.7 million at June 30, 2012 and under our revolving credit facility, with the ability to borrow up to $500.0 million, and cash from our operations are adequate to fund anticipated cash requirements for at least the next twelve months. We anticipate financing our external growth from acquisitions and our longer-term internal growth through one or more of the following sources: cash from operations, use of our revolving facility, additional senior unsecured notes, additional borrowings or issuances of equity. At June 30, 2012, we had no outstanding borrowings under our revolving credit facility. For additional information concerning our revolving credit facility, see Note 8 to our consolidated financial statements in Item 1.
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
The following table summarized the activity under our revolving credit facility for the six months ended June 30, 2012 and 2011 (in thousands):

	Six months ended June 30,
	2012	2011
Borrowing under revolving credit facility	$9,000	$—
Repayment of borrowings under revolving credit facility	$(9,000)	$—

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
Dividend
In May 2012, our Board of Directors declared a quarterly dividend in the amount of $0.21 per share on all issued and outstanding shares of common stock. As a result, dividends in the amount of $7.8 million were paid to our shareholders on June 22, 2012. In February 2012, our Board of Directors declared a quarterly dividend in the amount of $0.21 per share on all issued and outstanding shares of common stock. As a result, dividends in the amount of $7.7 million were paid to our shareholders on March 23, 2012. We expect to continue our regular dividend program; however, all future declarations of dividends will be at the discretion of our Board of Directors and will depend, among other factors, upon our results of operations, financial condition and cash requirements, as well as such other factors our Board of Directors deems relevant.

Critical Accounting Estimates and Policies
Critical accounting policies are defined as those that are reflective of significant judgments and uncertainties, and potentially result in materially different results under different assumptions and conditions. Application of these policies is particularly important to the portrayal of our financial condition and results of operations. The discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these condensed consolidated financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. Actual results may differ from these estimates under different assumptions or conditions. Our significant accounting policies, including the critical accounting policies and practices listed below, are more fully described and discussed in the notes to the consolidated financial statements for the fiscal year 2011 included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011, filed with the SEC on February 24, 2012.
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
We derive the majority of our revenues from cost-plus-fixed-fee, cost-plus-award-fee, firm-fixed-price or time-and-materials contracts. Revenues for cost reimbursement contracts are recorded as reimbursable costs are incurred, including an estimated share of the applicable contractual fees earned. For performance-based fees under cost reimbursable contracts that are subject to the Accounting Standards Codification (ASC) 605-35, Construction-Type and Certain Production-Type Contracts, we recognize the relevant portion of the expected fee to be awarded by the client at the time such fee can be reasonably estimated, based on factors such as our prior award experience and communications with the client regarding performance. For cost reimbursable contracts with performance-based fee incentives that are subject to the provisions of SEC Topic 13, Revenue Recognition, we recognize the relevant portion of the fee upon customer approval. For time-and-material contracts, revenues are recognized to the extent of billable rates times hours delivered plus material and other reimbursable costs incurred. For long-term fixed-price production contracts, revenues are recognized at a rate per unit as the units are delivered, or by other methods to measure services provided. Revenues from other long-term fixed-price contracts is recognized ratably over the contract period or by other appropriate methods to measure services provided. Contract costs are expensed as incurred except for certain limited long-term contracts noted below. For long-term contracts specifically described in the ASC 605-35, we apply the percentage of completion method. Under the percentage of completion method, income is recognized at a consistent profit margin over the period of performance based on estimated profit margins at completion of the contract. This method of accounting requires estimating the total revenues and total contract cost at completion of the contract. During the performance of long-term contracts, these estimates are periodically reviewed and revisions are made as required using the cumulative catch-up method of accounting. The impact on revenue and contract profit as a result of these revisions is included in the periods in which the revisions are made. This method can result in the deferral of costs or the deferral of profit on these contracts. Because we assume the risk of performing a fixed-price contract at a set price, the failure to accurately estimate ultimate costs or to control costs during performance of the work could result, and in some instances has resulted, in reduced profits or losses for such contracts. Both the individual changes in contract estimates and aggregate net changes in the contract estimates recognized using the cumulative catch-up method of accounting were not material to the consolidated statement of operations for all periods presented. Estimated losses on contracts at completion are recognized when identified. In certain circumstances, revenues are recognized when contract amendments have not been finalized.
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
We review goodwill at least annually for impairment, or whenever events or circumstances indicate that the carrying value of long-lived assets may not be fully recoverable. We perform this review at the reporting unit level, which is one level below our one reportable segment. The goodwill impairment test is a two-step process performed at the reporting unit level. The first step of the goodwill impairment test compares the fair value of a reporting unit with its carrying amount (including goodwill). If the first step of the impairment test does not indicate an impairment, performance of the second step is not required.
The fair value of the reporting units are determined based on a weighting of the income approach, market approach and the market transaction approach. The income approach is a valuation technique in which fair value is derived based from forecasted future cash flow discounted at the appropriate rate of return commensurate with the risk as well as current rates of return for equity and debt capital as of the valuation date. The forecast used in our estimation of fair value was developed by management based on a contract basis, incorporating adjustments to reflect known contract and market considerations (such as reductions and uncertainty in government spending, pricing pressure and opportunities). The discount rate utilizes a risk adjusted weighted average cost of capital. The market approach is a valuation technique in which the fair value is calculated based on market prices realized in an actual arm's length transaction. The technique consists of undertaking a detailed market analysis of publicly traded companies that provides a reasonable basis for comparison to the company. Valuation ratios, which relate market prices to selected financial statistics derived from comparable companies, are selected and applied to the company after consideration of adjustments for financial position, growth, market, profitability and other factors. The market transaction approach is a valuation technique in which the fair value is calculated based on market prices realized in actual arm's length transactions. The technique consists of undertaking a detailed market analysis of merged and acquired companies that provided a reasonable basis for comparison to the company. Valuation ratios, which relate market prices to selected financial statistics derived from comparable companies, are selected and applied to the company after consideration of adjustments for financial position, growth, market, profitability and other factors. To assess the reasonableness of the calculated reporting unit fair values, we compare the sum of the reporting units' fair values to the Company's market capitalization (per share stock price times the number of shares outstanding) and calculate an implied control premium (the excess of the sum of the reporting units' fair values over the market capitalization). We compared our implied control premium to the control premiums in comparable transactions to assess the reasonableness of our calculations. Based on this comparison the implied control premium appeared reasonable.

We have elected to perform our annual review during the second quarter of each calendar year. If any impairment were indicated as a result of a review, we would recognize a loss based on the amount by which the carrying amount exceeds the estimated fair value. No adjustments were necessary as a result of our annual review during the quarter ended June 30, 2012.
Management will continually monitor events that could result in an impairment. Events or circumstances that could cause the fair value of our long-lived assets to decrease include changes in our business environment or market conditions. For example, the U.S. government is currently under pressure to decrease its spending, and reductions across our industry may be mandated in connection with sequestration. The impact of reduced government spending on our programs and industry could materially affect our financial outlook. A significant adverse impact to our financial outlook could result in impairments to our long-term assets, such as goodwill and other intangible assets. Additionally, deteriorating market conditions for comparable public companies in our industry, or a material decline in the market price for the Company's stock, could result in a reduction in the fair value of our assets.
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
Our exposure to market risks relates to changes in interest rates for borrowing under our revolving credit facility. At June 30, 2012, we had no outstanding balance on our revolving credit facility. Borrowings under our revolving credit facility bear interest at variable rates. A hypothetical 10% increase in interest rates would increase our annual interest expense for the six months ended June 30, 2012, by less than $0.1 million.
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
As of June 30, 2012, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), management evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 of the Exchange Act. Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level described above.
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

There have been no material changes from the risk factors described in the "Risk Factors" section of our Annual Report on the Form 10-K for the year ended December 31, 2011.

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

101
The following materials from ManTech International Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at June 30, 2012 and December 31, 2011; (ii) Condensed Consolidated Statements of Income for the Three and Six Months Ended June 30, 2012 and 2011; (iii) Condensed Consolidated Statements of Comprehensive Income for the Three and Six Months Ended June 30, 2012 and 2011; (iv) Condensed Consolidated Statements of Cash Flows for the Six Months ended June 30, 2012 and 2011; and (v) Notes to Condensed Consolidated Financial Statements.

‡ Filed Herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MANTECH INTERNATIONAL CORPORATION

		By:	/s/ GEORGE J. PEDERSEN
Date:	August 3, 2012	Name:	George J. Pedersen
		Title:	Chairman of the Board of Directors and Chief Executive Officer

		By:	/s/ KEVIN M. PHILLIPS
Date:	August 3, 2012	Name:	Kevin M. Phillips
		Title:	Chief Financial Officer