Form 10-Q
period 2012-09-30
MANTECH INTERNATIONAL CORP
filed 2012-11-02
CIK 892537

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
__________________________________________
FORM 10-Q
__________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2012
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No
As of October 31, 2012 there were outstanding 23,810,642 shares of our Class A common stock and 13,192,845 shares of our Class B common stock.

MANTECH INTERNATIONAL CORPORATION
FORM 10-Q
FOR THE QUARTER ENDED September 30, 2012

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

MANTECH INTERNATIONAL CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands Except Share Amounts)

	(unaudited)
	September 30, 2012	December 31, 2011
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$208,930	$114,483
Receivables—net	474,844	540,468
Prepaid expenses and other	22,881	33,115
Total Current Assets	706,655	688,066
Property and equipment—net	29,901	47,435
Goodwill	861,934	808,455
Other intangibles—net	172,134	177,764
Employee supplemental savings plan assets	26,184	25,026
Other assets	12,059	13,460
TOTAL ASSETS	$1,808,867	$1,760,206
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$274,818	$280,277
Accrued salaries and related expenses	80,997	72,467
Billings in excess of revenue earned	15,460	34,956
Total Current Liabilities	371,275	387,700
Long-term debt	200,000	200,000
Accrued retirement	27,555	26,155
Other long-term liabilities	9,340	7,871
Deferred income taxes—non-current	52,602	49,223
TOTAL LIABILITIES	660,772	670,949
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Common stock, Class A—$0.01 par value; 150,000,000 shares authorized; 24,054,755 and 23,882,331 shares issued at September 30, 2012 and December 31, 2011; 23,810,642 and 23,638,218 shares outstanding at September 30, 2012 and December 31, 2011	241	239
Common stock, Class B—$0.01 par value; 50,000,000 shares authorized; 13,192,845 and 13,192,845 shares issued and outstanding at September 30, 2012 and December 31, 2011	132	132
Additional paid-in capital	415,864	406,083
Treasury stock, 244,113 and 244,113 shares at cost at September 30, 2012 and December 31, 2011	(9,158)	(9,158)
Retained earnings	743,814	692,272
Accumulated other comprehensive income (loss)	(383)	(311)
Unearned Employee Stock Ownership Plan Shares	(2,415)	—
TOTAL STOCKHOLDERS’ EQUITY	1,148,095	1,089,257
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,808,867	$1,760,206

See notes to condensed consolidated financial statements.

MANTECH INTERNATIONAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In Thousands Except Per Share Amounts)

	(unaudited) Three months ended September 30,		(unaudited) Nine months ended September 30,
	2012	2011	2012	2011
REVENUES	$645,028	$734,607	$1,960,474	$2,188,144
Cost of services	551,493	629,181	1,678,470	1,873,595
General and administrative expenses	50,776	46,918	148,670	141,018
OPERATING INCOME	42,759	58,508	133,334	173,531
Interest expense	(4,110)	(3,857)	(12,267)	(11,806)
Interest income	118	107	257	230
Other income (expense), net	10	(20)	(78)	3,896
INCOME FROM OPERATIONS BEFORE INCOME TAXES	38,777	54,738	121,246	165,851
Provision for income taxes	(14,350)	(20,252)	(46,432)	(63,020)
NET INCOME	$24,427	$34,486	$74,814	$102,831
BASIC EARNINGS PER SHARE:
Class A basic earnings per share	$0.66	$0.94	$2.03	$2.81
Weighted average common shares outstanding	23,760	23,513	23,700	23,360
Class B basic earnings per share	$0.66	$0.94	$2.03	$2.81
Weighted average common shares outstanding	13,193	13,193	13,193	13,246
DILUTED EARNINGS PER SHARE:
Class A diluted earnings per share	$0.66	$0.94	$2.03	$2.80
Weighted average common shares outstanding	23,778	23,607	23,743	23,493
Class B diluted earnings per share	$0.66	$0.94	$2.03	$2.80
Weighted average common shares outstanding	13,193	13,193	13,193	13,246

See notes to condensed consolidated financial statements.

MANTECH INTERNATIONAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In Thousands)

	(unaudited) Three months ended September 30,		(unaudited) Nine months ended September 30,
	2012	2011	2012	2011
NET INCOME	$24,427	$34,486	$74,814	$102,831
OTHER COMPREHENSIVE INCOME (LOSS):
Translation adjustment, net of tax	(2)	(17)	(72)	(48)
Total other comprehensive income (loss)	(2)	(17)	(72)	(48)
COMPREHENSIVE INCOME	$24,425	$34,469	$74,742	$102,783

See notes to condensed consolidated financial statements.

MANTECH INTERNATIONAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)

	(unaudited) Nine months ended September 30,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$74,814	$102,831
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation	6,295	6,813
Excess tax benefits from the exercise of stock options	(43)	(244)
Deferred income taxes	5,079	(10,245)
Depreciation and amortization	44,768	28,700
Gain on sale of investments	—	(3,745)
Change in assets and liabilities—net of effects from acquired businesses:
Receivables—net	72,360	(9,471)
Prepaid expenses and other	9,181	4,351
Accounts payable and accrued expenses	(13,160)	(2,605)
Accrued salaries and related expenses	6,580	17,079
Billings in excess of revenue earned	(20,027)	44,469
Accrued retirement	1,400	(1,786)
Other	1,016	1,975
Net cash flow from operating activities	188,263	178,122
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of businesses—net of cash acquired	(63,093)	(20,300)
Purchases of property and equipment	(8,393)	(51,372)
Disposition of a business	1,799	—
Investment in capitalized software for internal use	(2,215)	(5,105)
Proceeds from sale of investment	185	3,255
Net cash flow from investing activities	(71,717)	(73,522)
CASH FLOWS FROM FINANCING ACTIVITIES:
Dividends paid	(23,257)	(15,400)
Proceeds from exercise of stock options	1,115	7,665
Excess tax benefits from the exercise of stock options	43	244
Treasury stock acquired	—	(44)
Net cash flow from financing activities	(22,099)	(7,535)
NET CHANGE IN CASH AND CASH EQUIVALENTS	94,447	97,065
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	114,483	84,829
CASH AND CASH EQUIVALENTS, END OF PERIOD	$208,930	$181,894
SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for income taxes	$15,135	$66,068
Cash paid for interest	$8,157	$7,798
Noncash investing activities:
Capital expenditures incurred but not yet paid	$2,195	$—
Noncash financing activities:
Employee Stock Ownership Plan Contributions	$2,978	$2,422

See notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2012
UNAUDITED

1.	Introduction and Overview
ManTech International Corporation (depending on the circumstances, “ManTech” “Company” “we” “our” “ours” or “us”) is a leading provider of innovative technologies and solutions for mission-critical national security programs for the intelligence community; the Department of Defense, including its health organizations; the departments of State, Homeland Security, Energy and Justice, including the Federal Bureau of Investigation (FBI); the space community; and other U.S. federal government customers. We provide support to critical national security programs for approximately 60 federal agencies through approximately 1,000 current contracts. Our services include the following solution sets that are aligned with the long-term needs of our national security clients: command, control, communications, computers, intelligence, surveillance and reconnaissance (C4ISR) lifecycle support; cyber security; global logistics support; intelligence/counter-intelligence support; information technology (IT) modernization and sustainment; systems engineering; test and evaluation; and health IT. We support major national missions, such as military readiness, terrorist threat detection, information security and border protection. Our employees operate primarily in the United States, as well as in numerous locations internationally.

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
ManTech funded the acquisition with cash on hand. The preliminary purchase price was $23.8 million and may increase or decrease depending on the finalization of the post-closing working capital adjustment. The asset purchase agreement did not contain provisions for contingent consideration. Pursuant to the asset purchase agreement, $4.8 million was placed into an escrow account to satisfy potential indemnification liabilities of HBGary. The escrow period will expire 18 months after the purchase closing date. At September 30, 2012, the balance in the escrow account was $4.8 million.
During the nine months ended September 30, 2012, ManTech incurred approximately $0.8 million of acquisition costs related to the HBGary transaction, which are included in the general and administrative expense in our consolidated statement of income.
The preliminary purchase price of $23.8 million was allocated to the underlying assets and liabilities based on their fair value at the date of acquisition. The following information represents the preliminary purchase price allocation, as we are still in the process of reviewing the working capital accounts at the date of acquisition for potential adjustments to the purchase price. Total assets were $24.6 million, including goodwill and intangible assets recognized in connection with the acquisition, and total liabilities were $0.8 million. Included in total assets were $3.1 million in acquisition related intangible assets. We recorded goodwill of $20.1 million, which will be deductible for tax purposes over 15 years, assuming adequate levels of taxable income. Recognition of goodwill is largely attributed to the value paid for companies providing cyber service and product solutions to both federal and commercial customers.
The components of other intangible assets associated with the acquisition were developed technology, customer relationships and trademark valued at $2.0 million, $0.9 million and $0.2 million, respectively. Developed technology represents the software developed by HBGary to detect, analyze and diagnose Advanced Persistent Threats and targeted malware. Customer relationships represent the underlying relationship with HBGary customers in the financial services, energy, critical infrastructure and technology sectors. Trademark represents the HBGary trade name that is recognized in the industry. Developed technology, customer relationships and trademark are amortized straight-line over their estimated useful lives of approximately 3 years, 2 years and 2 years, respectively. The weighted-average amortization period for the intangible assets is 2.5 years.
Evolvent Technologies, Inc.-On January 6, 2012, we completed the acquisition of Evolvent Technologies, Inc. (Evolvent). The results of Evolvent's operations have been included in our consolidated financial statements since that date. The acquisition was completed through an equity purchase agreement dated January 6, 2012, by and among ManTech, shareholders and warrantholders of the parent of Evolvent, Evolvent, and Prudent Management, LLC in its capacity as the sellers' representative.
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
ManTech funded the acquisition with cash on hand. The preliminary purchase price was $39.0 million and may increase or decrease depending on the finalization of post-closing working capital adjustments. The equity purchase agreement did not contain provisions for contingent consideration. Pursuant to the equity purchase agreement, $8.0 million was placed into an escrow account to satisfy potential indemnification liabilities of Evolvent. The escrow period will expire 36 months after the purchase closing date. At September 30, 2012, the balance in the escrow account was $8.0 million.
During the nine months ended September 30, 2012, the Company incurred $0.2 million of acquisition costs associated with Evolvent. These costs are included in general and administrative expense in our consolidated statement of income.
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
In allocating the preliminary purchase price, we considered among other factors, analyses of historical performance and estimates of future performance of Evolvent's contracts. The components of other intangible assets associated with the acquisition were customer relationships and backlog valued at $3.4 million and $0.3 million, respectively. Customer contracts and related relationships represent the underlying relationships and agreements with Evolvent's existing customers. Customer relationships and backlog are amortized over their estimated useful lives of 20 years and 1 year, respectively, using the pattern of benefits method. The weighted-average amortization period for the intangible assets is 18.5 years.
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
WINS provides IT solutions with network engineering and cyber security technical expertise to the Department of Defense, Department of State and other agencies. WINS' largest customer is the Defense Intelligence Agency (DIA) through its prime position on the Solutions for the Information Technologies Enterprise (SITE) Indefinite Delivery/Indefinite Quantity contract vehicle. This acquisition broadened our footprint in the high-end defense and intelligence markets. The addition of WINS' IT capabilities, and its prime position on the DIA SITE contract, support of the Department of State and other contracts will enhance our positioning with important customers and further our growth prospects.
ManTech funded the acquisition with cash on hand. The purchase price was $90.4 million. The stock purchase agreement did not contain provisions for contingent consideration. Pursuant to the stock purchase agreement, $9.0 million was placed into an escrow account to satisfy potential indemnification liabilities of WINS. The escrow period will expire 18 months after the purchase closing date. At September 30, 2012, the balance in the escrow account was $9.0 million.
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

In allocating the purchase price, we considered among other factors, analyses of historical performance and estimates of future performance of WINS' contracts. The components of other intangible assets associated with the acquisition were customer relationships and backlog valued at $18.0 million and $0.7 million, respectively. Customer contracts and related relationships represent the underlying relationships and agreements with WINS' existing customers. Customer relationships and backlog are amortized over their estimated useful lives of 20 years and 1 year, respectively, using the pattern of benefits method. The weighted-average amortization period for the intangible assets is 19.3 years.
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
During the nine months ended September 30, 2011, ManTech incurred approximately $0.3 million of acquisition costs related to the TranTech transaction, which are included in the general and administrative expense in our consolidated statement of income.
ManTech funded the acquisition with cash on hand. The purchase price of $21.5 million was allocated to the underlying assets and liabilities based on their fair values at the date of acquisition. Total assets were $23.8 million, including goodwill and intangible assets recognized in connection with the acquisition, and total liabilities were $2.3 million. Included in total assets were $5.0 million in acquisition related intangible assets. We recorded goodwill of $14.6 million, which will be deductible for tax purposes over 15 years, assuming adequate levels of taxable income. Recognition of goodwill is largely attributed to the value paid for companies supporting high-end defense, intelligence and homeland security markets.
In allocating the purchase price, we considered among other factors, analyses of historical performance and estimates of future performance of TranTech's contracts. The components of other intangible assets associated with the acquisition were customer relationships and backlog valued at $4.6 million and $0.4 million, respectively. Customer contracts and related relationships represent the underlying relationships and agreements with TranTech's existing customers. Customer relationships and backlog are amortized over their estimated useful lives of 20 years and 1 year, respectively, using the pattern of benefits method. The weighted-average amortization period for the intangible assets is 18.5 years.

4.	Earnings Per Share
Under ASC 260, Earnings per Share, the two-class method is an earnings allocation formula that determines earnings per share for each class of common stock according to dividends declared (or accumulated) and participation rights in undistributed earnings. Under that method, basic and diluted earnings per share data are presented for each class of common stock.
In applying the two-class method, we determined that undistributed earnings should be allocated equally on a per share basis between Class A and Class B common stock. Under the Company’s Certificate of Incorporation, the holders of the common stock are entitled to participate ratably, on a share-for-share basis as if all shares of common stock were of a single class, in such dividends as may be declared by the Board of Directors. During the nine months ended September 30, 2012, we declared and paid three dividends, each in the amount of $0.21 per share, on both classes of common stock. For the same period in 2011, we declared and paid a dividend of $0.42 per share on both classes of common stock.
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

The weighted average number of common shares outstanding is computed as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Numerator for net income per Class A and Class B common stock:
Distributed earnings	$7,771	$—	$23,272	$15,413
Undistributed earnings	16,656	34,486	51,542	87,418
Net income	$24,427	$34,486	$74,814	$102,831

Numerator for basic net income Class A common stock	$15,707	$22,091	$48,061	$65,621
Numerator for basic net income Class B common stock	$8,720	$12,395	$26,753	$37,210

Numerator for diluted net income Class A common stock	$15,711	$22,123	$48,092	$65,755
Numerator for diluted net income Class B common stock	$8,716	$12,363	$26,722	$37,076

Basic weighted average common shares outstanding
Class A common stock	23,760	23,513	23,700	23,360
Class B common stock	13,193	13,193	13,193	13,246

Effect of potential exercise of stock options
Class A common stock	18	94	43	133
Class B common stock	—	—	—	—
Diluted weighted average common shares outstanding - Class A	23,778	23,607	23,743	23,493
Diluted weighted average common shares outstanding - Class B	13,193	13,193	13,193	13,246

For the three months ended September 30, 2012 and 2011, options to purchase 2.9 million and 2.3 million shares, respectively, were outstanding but not included in the computation of diluted earnings per share because the options’ effect would have been anti-dilutive. For the nine months ended September 30, 2012 and 2011, options to purchase 2.9 million and 2.1 million shares, respectively, were outstanding but not included in the computation of diluted earnings per share because the options' effect would have been anti-dilutive. For the nine months ended September 30, 2012 and 2011, shares issued from the exercise of stock option were 37 thousand and 242 thousand, respectively.

5.	Receivables
We deliver a broad array of information technology and technical services solutions under contracts with the U.S. government, state and local governments and commercial customers. The components of contract receivables are as follows (in thousands):

	September 30, 2012	December 31, 2011
Billed receivables	$359,429	$422,954
Unbilled receivables:
Amounts billable	110,420	101,997
Revenues recorded in excess of funding	9,550	19,982
Retainage	4,967	5,264
Allowance for doubtful accounts	(9,522)	(9,729)
Total receivables, net	$474,844	$540,468

Amounts billable consist principally of amounts to be billed within the next month. Revenues recorded in excess of funding are billable upon receipt of contractual amendments or other modifications. The retainage is billable upon completion of contract performance and approval of final indirect expense rates by the government. Accounts receivable at September 30, 2012, are expected to be substantially collected within one year except for approximately $1.5 million, of which amount 90.0% is related to receivables from direct sales to the U.S. government. The remainder is related to receivables from contracts in which we acted as a subcontractor to other contractors.
The Company does not believe it has significant exposure to credit risk as accounts receivable and the related unbilled amounts are primarily due from the U.S. government. The allowance for doubtful accounts represents the Company’s exposure to compliance issues, contractual issues and bad debt related to prime contractors.

6.	Property and Equipment
Major classes of property and equipment are summarized as follows (in thousands):

	September 30, 2012	December 31, 2011
Furniture and equipment	$97,881	$88,623
Leasehold improvements	24,924	23,345
	122,805	111,968
Less: Accumulated depreciation and amortization	(92,904)	(64,533)
Total property and equipment, net	$29,901	$47,435

7.	Goodwill and Other Intangibles

Under ASC 350, Intangibles - Goodwill and Other, goodwill is to be reviewed at least annually for impairment and whenever events or circumstances indicate that the carrying value of goodwill may not be fully recoverable. We have elected to perform the annual review during the second quarter of each calendar year. We also evaluate events and circumstances on an on-going basis to determine whether it is more likely than not that the fair value of a reporting unit is below its carrying amount and we will perform an additional review if such an indicator of impairment exists. A significant amount of judgment is involved in determining if an indicator of impairment has occurred between annual testing dates.
During the second quarter of 2012, we completed our annual goodwill impairment test. The results of step one of this test showed the fair value of all reporting units were substantially in excess of their carrying value, therefore, no impairment losses were identified and performance of step two was not required. During the third quarter of 2012, there were no events or changes in circumstances that would indicate there was a potential impairment of goodwill. We continue to monitor events that could impact our financial outlook and our assets including potential significant reductions in government spending that could adversely impact our financial results and changes in market conditions that could result in a reduction in the fair value of our assets.
The changes in the carrying amounts of goodwill during the year ended December 31, 2011 and the period ended September 30, 2012 are as follows (in thousands):

Goodwill Balance
Balance at December 31, 2010	$729,558
Additional consideration for the acquisition of QinetiQ North America's Security and Intelligence Solutions business	148
Additional consideration for the acquisition of MTCSC, Inc.	2,694
Acquisition-TranTech	14,601
Acquisition-WINS	62,242
Other	(788)
Balance at December 31, 2011	808,455
Additional consideration for the acquisition of WINS	212
Acquisition-Evolvent	33,173
Acquisition-HBGary	20,094
Balance at September 30, 2012	$861,934

Other intangible assets consisted of the following (in thousands):

	September 30, 2012			December 31, 2011
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Other intangible assets:
Contract and program intangibles	$249,882	$87,944	$161,938	$243,082	$75,351	$167,731
Capitalized software cost for internal use	30,061	19,947	10,114	27,231	17,230	10,001
Capital software cost for sale	3,729	3,729	—	3,729	3,729	—
Other	113	31	82	58	26	32
Total other intangibles, net	$283,785	$111,651	$172,134	$274,100	$96,336	$177,764

Aggregate amortization expense relating to intangible assets for the three months ended September 30, 2012 and 2011 was $5.3 million and $5.2 million, respectively. Aggregate amortization expense relating to intangible assets for the nine months ended September 30, 2012 and 2011 was $15.2 million and $15.5 million, respectively. We estimate that we will have the following amortization expense for the future periods indicated below (in thousands):

For the remaining three months ending December 31, 2012	$5,596
Year ending:
December 31, 2013	$20,012
December 31, 2014	$17,555
December 31, 2015	$14,964
December 31, 2016	$12,997
December 31, 2017	$11,420

8.	Long-term Debt
Long-term debt consisted of the following (in thousands):

	September 30, 2012	December 31, 2011
Revolving credit facility	$—	$—
7.25% senior unsecured notes	200,000	200,000
Long-term debt	$200,000	$200,000

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
The terms of the credit agreement permit prepayment and termination of the loan commitments at any time, subject to certain conditions. The credit agreement requires the Company to comply with specified financial covenants, including the maintenance of certain leverage ratios and a certain fixed charge coverage ratio. The credit agreement also contains various covenants, including affirmative covenants with respect to certain reporting requirements and maintaining certain business activities, and negative covenants that, among other things, may limit or impose restrictions on our ability to incur liens, incur additional indebtedness, make investments, make acquisitions and undertake certain other actions. As of September 30, 2012, we were in compliance with our financial covenants under the credit agreement.
We had no outstanding balance on our credit facility at September 30, 2012 and December 31, 2011. The maximum additional available borrowing under the credit facility at September 30, 2012 was $499.8 million. As of September 30, 2012, we were contingently liable under letters of credit totaling $0.2 million, which reduced our availability to borrow under our credit facility.
The following table summarizes the activity under our revolving credit facility for the nine months ended September 30, 2012 and 2011 (in thousands):

	Nine months ended September 30,
	2012	2011
Borrowing under revolving credit facility	$9,000	$—
Repayment of borrowings under revolving credit facility	$(9,000)	$—
7.25% Senior Unsecured Notes-We have $200.0 million in aggregate principal amount of 7.25% senior unsecured notes that are registered under the Securities Act of 1933, as amended. The 7.25% senior unsecured notes were issued April 13, 2010.
The 7.25% senior unsecured notes mature on April 15, 2018 with interest payable semi-annually in April and October. The 7.25% senior unsecured notes were issued at 100% of the aggregate principal amount and are effectively subordinate to the Company’s existing and future senior secured debt (to the extent of the value of the assets securing such debt), including debt outstanding under our revolving credit facility. The 7.25% senior unsecured notes may be redeemed, in whole or in part, at any time, at the option of the Company, subject to certain conditions specified in the indenture governing the 7.25% senior unsecured notes. The 7.25% senior unsecured notes are guaranteed, jointly and severally, on a senior unsecured basis by each of our wholly-owned domestic subsidiaries that also guaranteed debt obligations under our prior revolving credit facility or will guarantee debt obligations under our revolving credit facility.
The fair value of the 7.25% senior unsecured notes as of September 30, 2012 was approximately $210.0 million based on quoted market prices.
The Company incurred approximately $4.9 million in issuance costs, which are being amortized to interest expense over the contractual life of the 7.25% senior unsecured notes using the effective interest rate method, resulting in an effective rate of 7.67%.
The indenture governing the 7.25% senior unsecured notes contains customary events of default, as well as restrictive covenants, which, subject to important exceptions and qualifications specified in such indenture, will, among other things, limit our ability and the ability of our subsidiaries that guarantee the 7.25% senior unsecured notes to: pay dividends or distributions, repurchase equity, prepay subordinated debt or make certain investments; incur additional debt or issue certain disqualified stock and preferred stock; incur liens on assets; merge or consolidate with another company or sell all or substantially all assets; and allow to exist certain control provisions. An event of default under the indenture will allow either the trustee of the notes or the holders of at least 25% in principal amount of the then outstanding notes to accelerate, or in certain cases, will automatically cause the acceleration of, the amounts due under the notes. As of September 30, 2012, the Company was in compliance with all required covenants under the indenture.

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
Our stockholders have approved our 2011 Management Incentive Plan (the Plan), which was designed to enable us to attract, retain and motivate key employees. Awards granted under the Plan are settled in shares of Class A common stock. At the beginning of each year, the Plan provides that the number of shares available for issuance automatically increases by an amount equal to 1.5% of the total number of shares of Class A and Class B common stock outstanding on December 31st of the previous year. On January 3, 2012, 552,466 additional shares were made available for issuance under the Plan. Through September 30, 2012, the remaining aggregate number of shares of our common stock authorized for issuance under the Plan was 3,505,451. Through September 30, 2012, 4,510,742 shares of our Class A common stock have been issued and remain outstanding as a result of equity awards granted under the Plan. The Plan expires in May 2021.
The Plan is administered by the compensation committee of our Board of Directors, along with its delegates. Subject to the express provisions of the Plan, the committee has the Board of Directors’ authority to administer and interpret the Plan, including the discretion to determine the exercise price, vesting schedule, contractual life and the number of shares to be issued.
Stock Compensation Expense-For the three months ended September 30, 2012 and 2011, we recorded $1.9 million and $2.3 million of stock-based compensation cost, respectively. For the nine months ended September 30, 2012 and 2011, we recorded $6.3 million and $6.8 million of stock based compensation cost, respectively. No compensation expense of employees with stock awards, including stock-based compensation expense, was capitalized during the periods. For the nine months ended September 30, 2012 and 2011, the total recognized tax (deficiency) from the exercise of stock options, vested cancellations and the vesting of restricted stock was $(0.6) million and $(0.3) million, respectively.
Stock Options-We typically issue options that vest over three years in equal annual installments beginning on the first anniversary of the date of grant. Under the terms of the Plan, the contractual life of the option grants may not exceed eight years. During the nine months ended September 30, 2012 and 2011, we issued options that expire five years from the date of grant.
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
The following weighted-average assumptions were used for option grants during the nine months ended September 30, 2012 and 2011:
Volatility-The expected volatility of the options granted was estimated based upon historical volatility of the Company’s share price through weekly observations of the Company’s trading history.
Expected Term-The expected term of options granted to employees during the nine months ended September 30, 2012 and 2011 was determined from historical exercises of the grantee population. For all grants valued during the nine months ended September 30, 2012 and 2011, the options had graded vesting over three years in equal annual installments beginning on the first anniversary of the date of grant and a contractual term of five years.
Risk-free Interest Rate-The yield on zero-coupon U.S. Treasury strips was used to extrapolate a forward-yield curve. This “term structure” of future interest rates was then input into numeric model to provide the equivalent risk-free rate to be used in the Black-Scholes-Merton model based on the expected term of the underlying grants.
Dividend Yield-The Black-Scholes-Merton valuation model requires an expected dividend yield as an input.  In the second quarter of 2011, we initiated a regular cash dividend program. We have calculated our expected dividend yield based on an expected annual cash dividend of $0.84 per share.
The following table summarizes weighted-average assumptions used in our calculations of fair value for the nine months ended September 30, 2012 and 2011:

	Nine months ended September 30,
	2012	2011
Volatility	30.49%	36.00%
Expected life of options (in years)	3.04	2.95
Risk-free interest rate	0.55%	1.04%
Dividend yield	2.29%	0.10%

Stock Option Activity-During the nine months ended September 30, 2012, we granted stock options to purchase 410,950 shares of Class A common stock at a weighted-average exercise price of $33.44 per share, which reflects the fair market value of the shares on the date of grant. The weighted-average fair value of options granted during the nine months ended September 30, 2012 and 2011, as determined under the Black-Scholes-Merton valuation model, was $5.91 and $10.50, respectively. These options vest over three years in equal annual installments beginning on the first anniversary of the date of the grant and have a contractual term of five years. Option grants that vested during the nine months ended September 30, 2012 and 2011 had a combined fair value of $6.9 million and $6.8 million, respectively.
The following table includes information with respect to stock option activity and stock options outstanding for the year ended December 31, 2011 and the nine months ended September 30, 2012:

	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value (in thousands)
Shares under option, December 31, 2010	2,473,257	$42.22	$7,731
Options granted	986,000	$38.56
Options exercised	(271,165)	$27.94	$3,087
Options cancelled and expired	(301,982)	$45.07
Shares under option, December 31, 2011	2,886,110	$41.14	$1,096
Options granted	410,950	$33.44
Options exercised	(36,542)	$29.66	$197
Options cancelled and expired	(294,564)	$39.00
Shares under option, September 30, 2012	2,965,954	$41.05	$359

The following table summarizes non-vested stock options for the nine months ended September 30, 2012:

	Number of Shares	Weighted Average Fair Value
Non-vested stock options at December 31, 2011	1,619,255	$10.47
Options granted	410,950	$5.91
Vested during the period	(570,919)	$12.16
Options cancelled	(129,266)	$9.04
Non-vested stock options at September 30, 2012	1,330,020	$8.64

The following table includes information concerning stock options exercisable and stock options expected to vest at September 30, 2012:

	Options Exercisable	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Aggregate Intrinsic Value (in thousands)
Stock options exercisable	1,635,934	1.9	$43.53	$337
Stock options expected to vest	1,197,085	3.7	$38.18	$19
Options exercisable and expected to vest	2,833,019

Unrecognized compensation expense related to outstanding stock options expected to vest as of September 30, 2012 was $7.0 million, which is expected to be recognized over a weighted-average period of 1.7 years and will be adjusted for any future changes in estimated forfeitures.
Restricted Stock-Under the Plan, we have issued restricted stock. A restricted stock award is an issuance of shares that cannot be sold or transferred by the recipient until the vesting period lapses. Restricted shares issued to employees vest over three years in equal annual installments beginning on the first anniversary of the grant date, contingent upon employment with the Company on the vesting dates. Restricted shares issued to members of our Board of Directors vest in one year. The related compensation expense is recognized over the service period and is based on the grant date fair value of the stock and the number of shares expected to vest.
Restricted Stock Activity-The following table summarizes the restricted stock activity for the year ended December 31, 2011 and the nine months ended September 30, 2012:

	Number of Shares	Grant Date Fair Value
		(in thousands)
Non-vested at December 31, 2010	26,000
Granted	24,000	$1,070
Vested	(19,333)	$862
Forfeited	—
Non-vested at December 31, 2011	30,667
Granted	24,000	$576
Vested	(27,334)	$1,237
Forfeited	—
Non-vested at September 30, 2012	27,333

11.	Business Segment and Geographic Area Information
We have one reportable segment. We deliver a broad array of information technology and technical services solutions under contracts with the U.S. government, state and local governments and commercial customers. Our federal government customers typically exercise independent contracting authority, and even offices or divisions within an agency or department may directly, or through a prime contractor, use our services as a separate customer so long as that customer has independent decision-making and contracting authority within its organization. Revenues from the U.S. government under prime contracts and subcontracts were approximately 99.2% and 99.2% of our total revenues for the nine months ended September 30, 2012 and 2011, respectively. There were no sales to any customers within a single country (except for the United States) where the sales accounted for 10% or more of total revenues. We treat sales to U.S. government customers as sales within the United States regardless of where the services are performed. Substantially all assets of continuing operations were held in the United States for the periods ended September 30, 2012 and December 31, 2011. Revenues by geographic customer and the related percentages of total revenues for the three and nine months ended September 30, 2012 and 2011 were as follows:

	Three months ended September 30,				Nine months ended September 30,
	2012		2011		2012		2011
	(dollars in thousands)				(dollars in thousands)
United States	$643,853	99.8%	$733,160	99.8%	$1,956,844	99.8%	$2,180,909	99.7%
International	1,175	0.2%	1,447	0.2%	3,630	0.2%	7,235	0.3%
Total	$645,028		$734,607		$1,960,474		$2,188,144

The following table includes contracts that exceeded 10% of our revenues for the three and nine months ended September 30, 2012 and 2011.

	Three months ended September 30,				Nine months ended September 30,
	2012		2011		2012		2011
Revenues:	(dollars in thousands)				(dollars in thousands)
U.S. Army contract A	$150,062	23.3%	$137,411	18.7%	$432,469	22.1%	$343,134	15.7%
All other contracts	494,966	76.7%	597,196	81.3%	1,528,005	77.9%	1,845,010	84.3%
Total	$645,028		$734,607		$1,960,474		$2,188,144

The following table includes contracts that exceeded 10% of our operating income for the three and nine months ended September 30, 2012 and 2011.

	Three months ended September 30,				Nine months ended September 30,
	2012		2011		2012		2011
Operating Income:	(dollars in thousands)				(dollars in thousands)
U.S. Army contract A	$8,889	20.8%	$11,406	19.5%	$27,737	20.8%	$28,539	16.4%
All other contracts	33,870	79.2%	47,102	80.5%	105,597	79.2%	144,992	83.6%
Total	$42,759		$58,508		$133,334		$173,531

The following table includes contracts that exceeded 10% of our receivables, net at September 30, 2012 and December 31, 2011.

	September 30, 2012		December 31, 2011
Receivables, net:	(dollars in thousands)
U.S. Army contract A	$67,751	14.3%	$88,359	16.3%
U.S. Army contract B	60,739	12.8%	59,309	11.0%
All other contracts	346,354	72.9%	392,800	72.7%
Total	$474,844		$540,468

Disclosure items required under ASC 280, Segment Reporting, including interest income, interest expense, depreciation and amortization expense, costs for stock-based compensation programs, certain unallowable costs as determined under Federal Acquisition Regulations and expenditures for segment assets are not applicable as we review those items on a consolidated basis.

12.	Sale of Investment

ManTech received approximately $3.2 million in proceeds on April 8, 2011 and an additional $0.2 million was received in the second quarter of 2012 for the sale of our investment of less than 5% in NetWitness Corporation (NetWitness). At September 30, 2012, $0.3 million was held in escrow to be distributed no later than December 15, 2012, subject to any then unresolved indemnity claims. The transaction was consummated on April 1, 2011 pursuant to an agreement and plan of merger dated March 12, 2011 by and among EMC Corporation, NetWitness, and certain persons acting as the representative for the shareholders of NetWitness. The sale of our investment resulted in a pre-tax gain of approximately $3.7 million, which was recorded in other income in the Company's consolidated statement of income for the second quarter of 2011.

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
Although forward-looking statements in this Quarterly Report reflect our good faith judgment, such statements can only be based on facts and factors currently known by us. Consequently, forward-looking statements are inherently subject to risks and uncertainties, and actual results and outcomes may differ materially from the results and outcomes discussed in or anticipated by the forward-looking statements. We believe that it is important to communicate our future expectations to our investors. However, there may be events in the future that we are not able to predict accurately or control. Factors that could cause actual results to differ materially from the results we anticipate include, but are not limited to, the following:

•	adverse changes in U.S. government spending levels for programs we support due to budgetary constraints affecting federal government spending, changing mission priorities or other factors;

•	adverse changes in our mix of contract types;

•	failure to retain existing U.S. government contracts, win new contracts or win recompetes;

•	failure to obtain option awards, task orders or funding under contracts;

•	risk of contract renegotiation, performance, modification or termination;

•	competition;

•	failure to maintain strong relationship with other contractors;

•	failure to successfully integrate recently acquired companies or businesses into our operations or realize any accretive or synergistic effects from such acquisitions;

•	risks associated with complex U.S. government procurement laws and regulations;

•	adverse results of U.S. government audits of our government contracts;

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

Introduction and Overview
ManTech is a leading provider of innovative technologies and solutions for mission-critical national security programs for the intelligence community; the Department of Defense, including its health organizations; the departments of State, Homeland Security, Energy and Justice, including the Federal Bureau of Investigations (FBI); the space community; and other U.S. federal government customers. We combine deep domain understanding and technical capability to deliver comprehensive information technology, systems engineering, technical and other services and solutions primarily in support of mission critical national security programs for the intelligence community and Department of Defense. We provide support to critical national security programs for approximately 60 federal agencies through approximately 1,000 current contracts. Our broad set of services is generally deployed in custom combinations to best address the requirements of our customers' long-term programs. Our services generally include the following solution sets that are aligned with the long-term needs of our national security clients: command, control, communications, computers, intelligence, surveillance and reconnaissance (C4ISR) lifecycle support; cyber security; global logistics support; intelligence/counter-intelligence support; information technology modernization and sustainment; systems engineering; test and evaluation; and health IT. ManTech supports major national missions, such as military readiness, terrorist threat detection, information security and border protection.
We derive revenues primarily from contracts with U.S. government agencies that are focused on national security, and as a result, funding for our programs is generally linked to trends in U.S. government spending in areas such as defense, intelligence and homeland security. While we believe that national security spending will continue to be a priority, the U.S. government deficit and budget situation has created increasing pressure to examine and reduce spending across all areas. Additionally, in the absence of Congressional action to the contrary, automatic reductions in federal budgets will commence in January 2013 as a result of sequestration. We continue to evaluate the potential impact of this environment on our business.
While the uncertain size of future budget reductions has created a challenging environment for companies in our industry, we believe that opportunities for expanding services in this constrained environment continue to exist. For example, changing mission priorities following the end of the Iraq war and the planned withdrawal from Afghanistan have and will continue to result in reduced spending in support of overseas contingency operations generally. This change will impact the outlook for our industry overall, however we believe that ManTech is well positioned to continue benefiting in the near term from our delivery of C4ISR and logistics services around the world, as evidenced by recent significant contract awards in these areas.
We recommend that you read this discussion and analysis in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011, previously filed with the SEC.
Three Months Ended September 30, 2012 Compared to the Three Months Ended September 30, 2011
The following table sets forth certain items from our condensed consolidated statement of income and the relative percentage that certain items of expenses and earnings bear to revenues, as well as the period-to-period change from September 30, 2011 to September 30, 2012.

	Three months ended September 30,				Period-to-Period Change
	2012	2011	2012	2011	2011 to 2012
	Dollars		Percentage		Dollars	Percentage
	(dollars in thousands)
REVENUES	$645,028	$734,607	100.0%	100.0%	$(89,579)	(12.2)%
Cost of services	551,493	629,181	85.5%	85.6%	(77,688)	(12.3)%
General and administrative expenses	50,776	46,918	7.9%	6.4%	3,858	8.2%
OPERATING INCOME	42,759	58,508	6.6%	8.0%	(15,749)	(26.9)%
Interest expense	(4,110)	(3,857)	0.6%	0.5%	(253)	6.6%
Interest income	118	107	—%	—%	11	10.3%
Other income (expense), net	10	(20)	—%	—%	30	(150.0)%
INCOME FROM OPERATIONS BEFORE INCOME TAXES	38,777	54,738	6.0%	7.5%	(15,961)	(29.2)%
Provision for income taxes	(14,350)	(20,252)	2.2%	2.8%	5,902	(29.1)%
NET INCOME	$24,427	$34,486	3.8%	4.7%	$(10,059)	(29.2)%

Revenues
Revenues decreased 12.2% to $645.0 million for the three months ended September 30, 2012, compared to $734.6 million for the same period in 2011. The primary driver of our decrease in revenues relates to reductions on our C4ISR support contracts and a contract to provide mobile telecommunication services in Afghanistan which ended in the second quarter of 2012. These reductions were partially offset by the revenues provided from our recent acquisitions. The reduction in C4ISR work is primarily due to reduced demand for field service support and delays in enhancements to existing ISR systems.
Cost of services
Cost of services decreased 12.3% to $551.5 million for the three months ended September 30, 2012, compared to $629.2 million for the same period in 2011. The decrease in cost of services is primarily due to the reduction in revenues, as cost of services remained stable as a percentage of revenues for the three months ended September 30, 2012 as compared to the same period in 2011. As a percentage of revenues, direct labor costs, which include applicable fringe benefits and overhead, increased to 35.6% for the three months ended September 30, 2012, compared to 32.8% for the same period in 2011 as a result of an increase in our percentage of work performed as a prime contractor. As a percentage of revenues, other direct costs, which include subcontractors and third party equipment and materials used in the performance of our contracts, decreased from 52.8% for the three months ended September 30, 2011 to 49.9% for the same period in 2012 due to a reduction in other direct costs on our C4ISR support contracts.
General and administrative expenses
General and administrative expenses increased to $50.8 million for the three months ended September 30, 2012, compared to $46.9 million for the same period in 2011. The increase was primarily due to the general and administrative expenses associated with our recent acquisitions.
Net income
Net income decreased 29.2% to $24.4 million for the three months ended September 30, 2012, compared to $34.5 million for the same period in 2011. The decrease in net income was primarily due to lower revenues and increased general and administrative expenses.
Nine Months Ended September 30, 2012 Compared to the Nine Months Ended September 30, 2011
The following table sets forth certain items from our condensed consolidated statement of income and the relative percentage that certain items of expenses and earnings bear to revenues, as well as the period-to-period change from September 30, 2011 to September 30, 2012.

	Nine months ended September 30,				Period-to-Period Change
	2012	2011	2012	2011	2011 to 2012
	Dollars		Percentage		Dollars	Percentage
	(dollars in thousands)
REVENUES	$1,960,474	$2,188,144	100.0%	100.0%	$(227,670)	(10.4)%
Cost of services	1,678,470	1,873,595	85.6%	85.6%	(195,125)	(10.4)%
General and administrative expenses	148,670	141,018	7.6%	6.4%	7,652	5.4%
OPERATING INCOME	133,334	173,531	6.8%	8.0%	(40,197)	(23.2)%
Interest expense	(12,267)	(11,806)	0.6%	0.5%	(461)	3.9%
Interest income	257	230	—%	—%	27	11.7%
Other income (expense), net	(78)	3,896	—%	0.1%	(3,974)	(102.0)%
INCOME FROM OPERATIONS BEFORE INCOME TAXES	121,246	165,851	6.2%	7.6%	(44,605)	(26.9)%
Provision for income taxes	(46,432)	(63,020)	2.4%	2.9%	16,588	(26.3)%
NET INCOME	$74,814	$102,831	3.8%	4.7%	$(28,017)	(27.2)%

Revenues
Revenues decreased 10.4% to $1,960.5 million for the nine months ended September 30, 2012, compared to $2,188.1 million for the same period in 2011. The primary driver of our decrease in revenues relates to reductions on our C4ISR support contracts. These reductions were partially offset by the revenues provided from our recent acquisitions, a contract to provide mobile telecommunication services in Afghanistan and organic growth on our cyber related contracts. The reduction in C4ISR work is primarily due to reduced demand for field service support and delays in enhancements to existing ISR systems.
Cost of services
Cost of services decreased 10.4% to $1,678.5 million for the nine months ended September 30, 2012, compared to $1,873.6 million for the same period in 2011. The decrease in cost of services is primarily due to the decrease in revenues, as cost of services remained stable as a percentage of revenues for the nine months ended September 30, 2012 compared to the same period in 2011. As a percentage of revenues, direct labor costs, which include applicable fringe benefits and overhead, increased to 36.3% for the nine months ended September 30, 2012, compared to 34.5% for the same period in 2011 as a result of an increase in our percentage of work as a prime contractor. As a percentage of revenues, other direct costs, which include subcontractors and third party equipment and materials used in the performance of our contracts, decreased from 51.1% for the nine months ended September 30,

2011 to 49.3% for the same period in 2012 due to a reduction in other direct costs on our C4ISR support contracts.
General and administrative expenses
General and administrative expenses increased to $148.7 million for the nine months ended September 30, 2012, compared to $141.0 million for the same period in 2011. The increase was primarily due to general and administrative expenses associated with our recent acquisitions. Over time, we expect general and administrative expenses as a percentage of revenues to decrease.
Other income (expense), net
Other income (expenses), net was $(0.1) million for the nine months ended September 30, 2012, compared to $3.9 million for the same period in 2011. During the nine months ended September 30, 2011, the sale of our investment in NetWitness resulted in a gain of $3.7 million.
Net income
Net income decreased 27.2% to $74.8 million for the nine months ended September 30, 2012, compared to $102.8 million for the same period in 2011. The decrease in net income was primarily due to lower revenues and increased general and administrative expenses. We expect additional pressure on future levels of net income as a percentage of revenues as the trend towards more cost-reimbursable contract awards, increased competition and pricing pressures impact our operating margins.
Backlog
At September 30, 2012 and December 31, 2011, our backlog was $7.0 billion and $4.7 billion, respectively, of which $1.6 billion and $1.3 billion, respectively, was funded backlog. After experiencing industry-wide delays in contract awards and funding, customers are beginning to release funds and are moving forward with procurements. The significant increase in our backlog is primarily due to the award of the Contractor Logistics Sustainment and Support Services contract for $2.85 billion. Backlog represents estimates that we calculate on a consistent basis. For additional information on how we compute backlog, see our annual report on Form 10-K for the fiscal year ended December 31, 2011, previously filed with the SEC.
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

Liquidity and Capital Resources
Historically, our primary liquidity needs have been the financing of acquisitions, working capital and capital expenditures. Our primary sources of liquidity are cash provided by operations and our revolving credit facility. On September 30, 2012, the Company's cash and cash equivalents balance was $208.9 million. At September 30, 2012, we had no outstanding borrowings under our revolving credit facility. At September 30, 2012, we were contingently liable under letters of credit totaling $0.2 million, which reduced our ability to borrow under our credit facility. The maximum available borrowing under our credit facility at September 30, 2012 was $499.8 million. At September 30, 2012, we had $200.0 million outstanding of our 7.25% senior unsecured notes due April 2018. For additional information concerning our 7.25% senior unsecured notes, see Note 8 to our consolidated financial statements in Item 1.
Generally, cash provided by operating activities is adequate to fund our operations, including payments under our regular cash dividend program. Due to fluctuations in our cash flows and level of operations, it is necessary from time to time to increase borrowings under our credit facility to meet cash demands.
Cash flows from operating activities

	Nine months ended September 30,
	2012	2011
	(in thousands)
Net cash flow from operating activities	$188,263	$178,122
Our operating cash flows are primarily affected by our ability to invoice and collect from our clients in a timely manner, our ability to manage our vendor payments and the overall profitability of our contracts. We bill most of our customers monthly after services are rendered. Increased cash flows from operations during the nine months ended September 30, 2012 compared to the same period in 2011 were due to the timing of collection of our receivables, deferred income taxes and depreciation expense; offset by lower net income, decreased billings in excess of revenue earned and the timing of our vendor payments. Our accounts receivable days sales outstanding (DSO) was 66 for the nine months ended September 30, 2012 and 2011.
Cash flows from investing activities

	Nine months ended September 30,
	2012	2011
	(in thousands)
Net cash flow from investing activities	$(71,717)	$(73,522)

Our cash flows from investing activities consist primarily of business acquisitions, expenditures for equipment, leasehold improvements and software. Cash outflows during the nine months ended September 30, 2012 were due to the acquisition of HBGary, Inc. for $23.8 million and Evolvent Technologies, Inc. for $38.9 million net of cash acquired and capital expenditures of $10.6 million, offset by cash received from a disposition. Cash outflows during the nine months ended September 30, 2011 were due to capital expenditures of $56.5 million primarily related to a mobile telecommunication network build out and the acquisition of TranTech for $20.2 million net of cash acquired, offset by $3.2 million in cash proceeds from the sale of an investment.
Cash flows from financing activities

	Nine months ended September 30,
	2012	2011
	(in thousands)
Net cash flow from financing activities	$(22,099)	$(7,535)

Cash outflows from financing activities during the nine months ended September 30, 2012 resulted primarily from the dividends paid of $23.3 million, offset by the proceeds from the exercise of stock options for $1.1 million. Cash outflows from financing during the nine months ended September 30, 2011 resulted primarily from the dividends paid of $15.4 million, offset by the proceeds from the exercise of stock options for $7.7 million.
Capital Resources
We believe the capital resources available to us from our cash on hand of $208.9 million at September 30, 2012, our $500.0 million capacity under our revolving credit facility, and cash from our operations are adequate to fund anticipated cash requirements for at least the next twelve months, including payments under our regular cash dividend program. We anticipate financing our external growth from acquisitions and our longer-term internal growth through one or more of the following sources: cash from operations, use of our revolving credit facility, additional senior unsecured notes, additional borrowings or issuances of equity. At September 30, 2012, we had no outstanding borrowings under our revolving credit facility. For additional information concerning our revolving credit facility, see Note 8 to our consolidated financial statements in Item 1.
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

The following table summarized the activity under our revolving credit facility for the nine months ended September 30, 2012 and 2011 (in thousands):

	Nine months ended September 30,
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
Dividend
During the nine months ended September 30, 2012, we declared and paid three dividends, each in the amount of $0.21 per share, on all issued and outstanding shares of common stock. As a result, dividends in the amount of $23.3 million were paid to our shareholders for the nine months ended September 30, 2012. We plan to continue our dividend program; however, all future declarations of dividends will be at the discretion of our Board of Directors and will depend, among other factors, upon our results of operations, financial condition and cash requirements, as well as such other factors that our Board of Directors deems relevant.

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
The fair values of the reporting units are determined based on a weighting of the income approach, market approach and the market transaction approach. The income approach is a valuation technique in which fair value is derived from forecasted future cash flow discounted at the appropriate rate of return commensurate with the risk as well as current rates of return for equity and debt capital as of the valuation date. The forecast used in our estimation of fair value is developed by management based on a contract basis, incorporating adjustments to reflect known contract and market considerations (such as reductions and uncertainty in government spending, pricing pressure and opportunities). The discount rate utilizes a risk adjusted weighted average cost of capital. The market approach is a valuation technique in which the fair value is calculated based on market prices realized in an actual arm's length transaction. The technique consists of undertaking a detailed market analysis of publicly traded companies that provides a reasonable basis for comparison to the company. Valuation ratios, which relate market prices to selected financial statistics derived from comparable companies, are selected and applied to the company after consideration of adjustments for financial position, growth, market, profitability and other factors. The market transaction approach is a valuation technique in which the fair value is calculated based on market prices realized in actual arm's length transactions. The technique consists of undertaking a detailed market analysis of merged and acquired companies that provided a reasonable basis for comparison to the company. Valuation ratios, which relate market prices to selected financial statistics derived from comparable companies, are selected and applied to the company after consideration of adjustments for financial position, growth, market, profitability and other factors. To assess the reasonableness of the calculated reporting unit fair values, we compare the sum of the reporting units' fair values to the Company's market capitalization (per share stock price times the number of shares outstanding) and calculate an implied control premium (the excess of the sum of the reporting units' fair values over the market capitalization). We compare our implied control premium to the control premiums in comparable transactions to assess the reasonableness of our calculations.
We have elected to perform our annual review during the second quarter of each calendar year. In addition, management monitors events and circumstances that could result in an impairment. A significant amount of judgment is involved in determining if an indicator of impairment has occurred between annual testing dates. Events or circumstances that could cause the fair value of our long-lived assets to decrease include changes in our business environment or market conditions. For example, the U.S. government is currently under pressure to decrease its spending, and reductions across our industry may be mandated in connection with sequestration. The impact of reduced government spending on our programs and industry could materially affect our financial outlook. A significant adverse impact to our financial outlook could result in impairments to our long-term assets, such as goodwill and other intangible assets. Additionally, deteriorating market conditions for comparable public companies in our industry, or a material decline in the market price for the Company's stock, could result in a reduction in the fair value of our assets. If any impairment were indicated as a result of a review, we would recognize a loss based on the amount by which the carrying amount exceeds the estimated fair value.
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
Our exposure to market risks relates to changes in interest rates for borrowing under our revolving credit facility. At September 30, 2012, we had no outstanding balance on our revolving credit facility. Borrowings under our revolving credit facility bear interest at variable rates. A hypothetical 10% increase in interest rates would increase our annual interest expense for the nine months ended September 30, 2012, by less than $0.1 million.
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
As of September 30, 2012, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), management evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 of the Exchange Act. Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level described above.
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

101
The following materials from the ManTech International Corporation Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at September 30, 2012 and December 31, 2011; (ii) Condensed Consolidated Statements of Income for the Three and Nine Months Ended September 30, 2012 and 2011; (iii) Condensed Consolidated Statements of Comprehensive Income for the Three and Nine Months Ended September 30, 2012 and 2011; (iv) Condensed Consolidated Statements of Cash Flows for the Nine Months ended September 30, 2012 and 2011; and (v) Notes to Condensed Consolidated Financial Statements.

‡ Filed Herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MANTECH INTERNATIONAL CORPORATION

		By:	/s/ GEORGE J. PEDERSEN
Date:	November 2, 2012	Name:	George J. Pedersen
		Title:	Chairman of the Board of Directors and Chief Executive Officer

		By:	/s/ KEVIN M. PHILLIPS
Date:	November 2, 2012	Name:	Kevin M. Phillips
		Title:	Chief Financial Officer