Form 10-K
period 2012-12-31
MANTECH INTERNATIONAL CORP
filed 2013-02-22
CIK 892537

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2012
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No  ☒
The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2012 was $554,861,671 (based on the closing price of $23.44 per share on June 29, 2012, as reported by the Nasdaq National Market).
There were the following numbers of shares outstanding of each of the registrant's classes of common stock as of February 20, 2013: ManTech International Corp. Class A Common Stock, $0.01 par value per share, 23,849,719 shares; ManTech International Corp. Class B Common Stock, $0.01 par value per share, 13,192,845 shares.
DOCUMENTS INCORPORATED BY REFERENCE
Certain portions of the definitive Proxy Statement to be filed with the Securities Exchange Commission pursuant to Regulation 14A in connection with the registrant's 2013 Annual Meeting of Stockholders, to be filed subsequent to the date hereof, are incorporated by reference into Part III (Items 10, 11, 12, 13 and 14) of this Annual Report on Form 10-K. Such definitive Proxy Statement will be filed with the Commission not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

PART I

In this document, unless the context indicates otherwise, the terms “Company” and “ManTech” as well as the words “we”, “our”, “ours” and “us” refer to both ManTech International Corporation and its consolidated subsidiaries. The term “registrant” refers only to ManTech International Corporation, a Delaware corporation.

Industry and market data used throughout this Annual Report on Form 10-K were obtained through surveys and studies conducted by third parties, industry and general publications and internal company research. We have not independently verified any of the data from third-party sources nor have we ascertained any underlying economic assumptions relied upon therein. While we are not aware of any misstatements regarding the industry data presented herein, estimates involve risks and uncertainties and are subject to change based on various factors, including those discussed in Item 1A “Risk Factors.”

Forward-Looking Statements

This Annual Report on Form 10-K contains forward-looking statements that involve substantial risks and uncertainties, many of which are outside of our control. We believe that these statements are within the definition of the Private Securities Litigation Reform Act of 1995. You can identify these statements by the use of words such as “may”, “will”, “expect”, “intend”, “anticipate”, “believe”, “estimate”, “continue”, or the negative of these terms or words of similar import. You should read statements that contain these words carefully because they discuss our future expectations, make projections of our future results of operations or financial condition or state other “forward-looking” information.

Although forward-looking statements in this Annual Report reflect our good faith judgment, such statements can only be based on facts and factors currently known by us. Consequently, forward-looking statements are inherently subject to risks and uncertainties and actual results and outcomes may differ materially from the results and outcomes discussed in or anticipated by the forward-looking statements. We believe that it is important to communicate our future expectations to our investors. However, there may be events in the future that we are not able to predict accurately or control. Factors that could cause actual results to differ materially from the results we anticipate include, but are not limited to, those discussed in Item 1A “Risk Factors” below, as well as those discussed elsewhere in this Annual Report. We urge you not to place undue reliance on these forward-looking statements, which speak only as of the date of this Annual Report. We undertake no obligation to update any forward-looking statement herein after the date of this Annual Report, whether as a result of new information, subsequent events or circumstances, changes in expectations or otherwise. We also suggest that you carefully review and consider the various disclosures made in this Annual Report that attempt to advise interested parties of the risks and factors that may affect our business, financial condition, results of operations and prospects.

Item 1.	Business

Business and Corporate Overview

ManTech is a leading provider of innovative technologies and solutions for mission-critical national security programs for the intelligence community; the departments of Defense, State, Homeland Security, Energy and Justice, including the Federal Bureau of Investigation (FBI); the healthcare and space communities; and other U.S. federal government customers.

We support critical national security programs for approximately 50 federal agencies through approximately 1,000 current contracts. ManTech supports major national missions, such as military readiness and wellness, terrorist threat detection, information security and border protection.

ManTech was founded in 1968 as a New Jersey corporation, and was reincorporated as a Delaware corporation in January 2002, just prior to our Initial Public Offering (IPO) in February 2002. We have grown substantially over the last decade, from revenues of $0.43 billion at the end of 2001 to revenues of $2.58 billion for the year ended December 31, 2012. We have approximately 9,700 employees. For additional financial information, see Item 8 “Financial Statements and Supplemental Data.”

Industry Background

Our primary customer is the U.S. federal government, the largest consumer of services and solutions in the United States. In 2012, the U.S. federal government spent about $255 billion on contracted services.

Our principal focus is on national security and homeland defense customers, the largest of which, the Department of Defense (DoD), is the largest purchaser of services and solutions in the federal government. With a government fiscal year 2012 budget of $646 billion, the DoD accounts for approximately 54% of the total discretionary budget and nearly 59% of contracted services. Currently, for government fiscal year 2013, the government is operating under a continuing resolution, which keeps spending other than for Overseas Contingency Operations essentially unchanged from 2012 levels, with the potential for reductions in the event of sequestration as part of the American Taxpayer Relief Act of 2012.

After a decade of uninterrupted growth, federal spending has come under pressure given continued budget deficits and mounting levels of debt. In addition, the operations and financial welfare of government contractors are impacted as uncertainty about funding levels has led certain customers to delay awards and spending. The government has also adopted policies adverse to our industry. We expect our customers to continue to be motivated by minimizing costs in this challenging environment, which we expect to lower margins across the whole industry. However, we believe this setting may provide opportunities for price competitive providers such as ManTech.

Moreover, we believe that the federal government's spending will remain robust in key areas for which ManTech is well positioned, including national and homeland security programs, sophisticated intelligence gathering and information sharing activities required in an increasingly dangerous world and implementation of new healthcare systems and policies. The U.S. is committed to maintaining its superiority in capabilities that we support, such as intelligence, surveillance and reconnaissance (ISR), cyber security and intelligence analysis and operations. With an increasing veteran population and an aging national population, investments in healthcare will continue. The government is actively looking for cloud-based solutions and data center consolidation to save money as well as systems integration and interoperability to enable better coordination and communication within and among agencies and departments. Based on these priorities, we believe that ManTech remains well positioned.

Our Strategy

We believe the Company is well positioned to compete in the current market. We aspire to be recognized by customers, employees, job applicants and investors as the premier provider of technology and engineering services and solutions to the federal government market. We are executing a multi-year strategy for achieving this objective, which is comprised of the following:

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

The prime contractor position is increasingly important, and we have aggressively pursued new prime positions both organically and through acquisitions. In fiscal year 2012, we derived 89.9% of our revenues as a prime contractor, compared to 85.6% and 75.9% in fiscal years 2011 and 2010, respectively. As a prime contractor, we are able to enhance the relationship with our customers, ensure overall program success, foresee emerging requirements and manage project resources.

•Compete Aggressively on New Opportunities

We closely track our customers' requirements and funding and have built our capability and capacity to pursue the opportunities that arise. We intend to capitalize on our global footprint and long-term relationships with our customers and our reputation within the intelligence community, DoD and other government agencies to attract new customers and to cross-sell our broad array of solutions to our existing customers. Our successful track record and technical expertise give us credibility with our current customers and enhance our ability to gain follow-on contracts and compete for new programs. In 2012, we won a record $4.8 billion in new business awards, and we finished the year with a pipeline of qualified opportunities of $28.8 billion.

•Build Presence in New Growth Markets

We believe the projected growth in government technical services spending will offer opportunities for development and delivery of advanced technology solutions for enterprise applications and information systems. We intend to expand our service offerings in such high growth program areas. In particular, we intend to focus on providing new or improved solutions in cyber security, information assurance and command, control, communications, computers, intelligence, surveillance and reconnaissance (C4ISR) solutions and services, and health IT, and we have established plans around the potential growth area of border security.

We plan to pursue strategic acquisitions of businesses that can broaden our domain expertise and service offerings and allow us to establish relationships with new customers. We have successfully acquired 21 businesses since our IPO in February 2002. Since December 31, 2011, we completed the following acquisitions:

•
ALTA Systems, Inc. (ALTA) - On January 8, 2013, we acquired ALTA, a provider of IT and professional services with valuable applications in healthcare systems and capital planning. The acquisition will enable ManTech to deliver technology services through ALTA's prime position on the Centers for Medicare and Medicaid Services (CMS) Enterprise Systems Development (ESD) contract, an Indefinite Delivery/Indefinite Quantity (ID/IQ) contract vehicle with a $4 billion ceiling and period of performance through May 2018.

▪
HBGary, Inc. (HBGary) - On April 2, 2012, we acquired the business of HBGary, a provider of software products to detect, analyze and diagnose Advance Persistent Threat and targeted malware to customers for their cyber security needs in the financial services, energy, critical infrastructure and technology sectors.

▪
Evolvent Technologies, Inc. (Evolvent) - On January 6, 2012, we acquired Evolvent, a provider of services in clinical IT, clinical business intelligence, imaging cyber security, behavioral health, tele-health, software development and systems integration to the DoD health organizations, the Veterans Administration and the Department of Health and Human Services.

We will continue to seek out new growth areas. Our balance sheet and $500.0 million revolving credit facility provide us with ample capacity to expand our business through strategic acquisitions.

•Focus on Shareholder Returns

During fiscal year 2012, we generated $126.3 million in operating cash flow and paid $31.0 million in dividends to our shareholders. We believe that ManTech is a compelling investment due to our regular cash dividend program and our strong competitive positioning.

Our Solutions and Services

We combine deep domain understanding and technical capability to deliver comprehensive IT, systems engineering, technical and other services and solutions, primarily in support of mission critical national security programs for the intelligence community; DoD; and healthcare and space communities, including the National Aeronautic and Space Administration (NASA). We deploy our broad set of services in custom combinations to best address the requirements of our customers' long-term programs. The following solution sets that we provide are aligned with the long-term needs of our customers: C4ISR solutions and services; cyber security; global logistics support; IT modernization and sustainment intelligence/counter-intelligence solutions and support; systems engineering; test and evaluation; environmental, range and sustainability services; and healthcare analytics and IT.

C4ISR Solutions and Services

Military operations increasingly rely on communication and information architectures that offer global connectivity and interoperability between joint, interagency and multi-national forces. We provide the full-spectrum of C4ISR solutions and services in support of national defense, intelligence and homeland security missions. Our C4ISR solutions and services include systems engineering, systems integration and software engineering using the latest Agile methodologies. Our end-to-end lifecycle services enable our customers to accomplish critical, complex missions using the latest in technology. We integrate systems, sensors, multi-source intelligence information, data dissemination systems and applications to ensure the troops have the right information at the right time on the battlefield. Our support spans the entire lifecycle continuum, from initial requirements assessment and program management support, through engineering, development and integration, test and evaluation, deployment and training to the ultimate operation and maintenance of C4ISR solutions. Our experience spans all of the military services, with support provided in the U.S. and in deployed locations worldwide. We are also engaged at Fort Bliss, TX in support of the Army's Network Integration Evaluation exercises and provide network engineering and other technical support to the C4ISR lifecycle.

Through various roles from program management and acquisition support to software development and integration, we have supported the delivery of C4ISR-related solutions for the U.S. Army Communications-Electronics Command (CECOM), the U.S. Navy Space & Naval Warfare Systems Command (SPAWAR) and the U.S. Marine Corps Systems Command (MARCORSYSCOM). Our experience in delivering new capabilities includes many critical systems such as the Joint Network Node (JNN), the Distributed Common Ground Systems-Army (DCGS-A), the Advanced Monitoring Display System (AMDS), the EQ-36 RADAR system and many others. ManTech has a proven record in successful post-development support for C4ISR systems. For major systems like the Army's DCGS-A and Base Expeditionary Targeting and Surveillance Systems-Combined (BETSS-C), we provide training, fielding, logistics support and forward maintenance.

Cyber Security

Ubiquitous security challenges threaten not just traditional IT, but also C4ISR and other national security systems; embedded electronics on ground, sea and aerospace platforms; classified and law enforcement networks & systems; health IT; and systems providing critical civilian services. Our team of security experts tackles some of the most challenging cyber security problems facing the nation, such as identifying and neutralizing external cyber attacks, engineering tailored defensive security solutions and controls, managing security operations centers (SOCs), developing robust insider threat detection programs and creating enterprise vulnerability management programs.  We have provided computer network operations support to important national security customers for more than a decade, working across the three domains of computer network attack, defense and exploitation. We provide comprehensive cyber warfare and cyber defense security solutions and services to the DoD, agencies in the intelligence community, Department of State, Department of Justice, NASA and other federal agencies. We operate 24/7 SOCs for several key government customers, including the departments of Justice and Agriculture and the FBI.

We are also trusted partners in the area of information assurance (IA).  Our understanding of IT security guidance and policy allows us to assist our customers in ensuring their programs are protected in accordance with that policy and in developing mitigation strategies to reduce the risks of cyber threats.  Our vulnerability assessment and penetration testing capabilities allow us to emulate threats to information, whether from wired or wireless networks, software applications or through social engineering.  If a customer is unfortunate enough to have experienced a compromise, we can deploy our incident response team, comprised in part of former cyber federal law enforcement agents, around the world to assist them.

We operate the DoD IA (Cyber) Range for the Defense Information Systems Agency (DISA) and the Office of the Secretary of Defense (OSD) under the operational control of the Marine Corps. In unclassified and classified venues, we provide a full range of services to train cyber warriors; test programs, systems and products; and exercise cyber warfighters and system operations/procedures in a low risk/highly realistic environment to prepare for cyber warfare. We develop operationally realistic, scalable and rapidly configurable environments that replicate or emulate the customer's environment. Our DOD IA (Cyber) Range customer interface includes: Cyber Range infrastructure design and hosting; Cyber Range operations development; Cyber exercise support; Immersive Cyber environments; and real and virtual Red Team activities for providing offensive challenges to cyber defenders.

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

Global Logistics Support

In recent years the DoD, Department of State and other federal agencies have experienced an increased need for logistics support worldwide. For decades, ManTech has provided a wide range of core services to meet such needs, including supply chain management support (such as warehousing, logistics management, shipping/receiving and property management), maintenance and reset of ground vehicles and electronics, transportation using contracted and government provided services and other field services support (including fielding, training and operations support).

We provide logistics, repair and maintenance services, unique system training and development curriculum support, resource management and inventory tracking technologies for complex, critical and specialized customer systems in deployed, isolated and remote locations worldwide. On behalf of the U.S. Army in Southwest Asia, we maintain critical and life-sustaining operational readiness levels for counter-improvised explosive device (IED) vehicles and systems, including Mine-Resistant Ambush-Protected (MRAP) vehicles and MRAP All-Terrain Vehicles (M-ATV). To that end, we develop and manage supply levels and the streamlined operation of supply-chain channels, including vendor partnerships with original equipment manufacturers to ensure the expedient, unencumbered delivery of systems and parts to forward operating theater locations.

We also support the U.S. Department of State Global IT Modernization Program by centrally managing the worldwide modernization of their computer networks. We design, support the procurement of and integrate the latest system software and hardware technologies including servers, switches, workstations and network printers. Our installation teams travel to Department of State locations worldwide to complete each installation.

IT Modernization and Sustainment

IT plays an increasingly central role in the missions of our defense, intelligence and federal civilian customers, and as a result, is an important part of many of our solution areas. We design, develop, deploy, modernize, operate and maintain IT systems and infrastructure as a stand-alone service offering to improve mission performance and lower costs for our government customers. For the Department of State, we modernize classified and unclassified networks and systems in locations around the world.  The backbone of our global capabilities is a comprehensive ISO 9001:2000-certified management and control system designed to provide best value for our customers and to lower the total cost of ownership across the systems' lifecycles.  For the Defense Commissary Agency, we provided Network Operations Center services to sustain its global network infrastructure and manage hardware and software at remote sites from headquarters.

We leverage our strong engineering discipline to aid our customers in moving their IT enterprise infrastructure and applications from disparate instances into cloud offerings. The migration towards customer private secure cloud architectures is compelling because it enables our customers to integrate their global IT infrastructure optimally, while still providing the geo-specific requirements where necessary. For a DoD customer we are consolidating multiple instances of stove-piped applications onto a single utility cloud backbone, allowing these legacy applications to continue supporting their mission while lowering the overall operations cost.

We also support the FBI's Criminal Justice Information Services (CJIS), where we are providing operations and maintenance support to one of the world's largest data centers. FBI CJIS equips the law enforcement, national security and intelligence community with the criminal justice information they need to protect the United States while preserving civil liberties. ManTech operates, maintains, refreshes and enhances FBI CJIS IT systems required to process and share mission-critical information for members of the law enforcement community in the United States and abroad. ManTech is sustaining systems that support millions of requests each day, including when police check vehicle license plates or look for a fingerprint match against the largest biometrics database in the world. The mission-critical systems we support must be operational and available 24x7; we understand that the impact to police officers, FBI agents, customs agents and government agencies nationwide would be significant, even life-threatening, if the systems were to go down. Specific functions supported include IT system operations and maintenance, database administration, cyber security and hardware and data center support.

Intelligence/Counter-Intelligence Solutions and Support

We provide robust information technology solutions and mission support services that the national intelligence agencies and other classified program customers need to assure continuous operations, improve data gathering and analysis, collaborate securely and protect program security.

The ability to collaborate and share information across non-traditional boundaries in a trusted fashion has become critically important for national security. For example, we developed A-Space, a next-generation analytic sharing and collaboration program used by intelligence analysts, and the DoD Intelligence Information Systems (DoDIIS) service-oriented architecture (SOA) framework, which helps intelligence analysts comb through millions of intelligence reports to find relevant and meaningful answers to national security questions.

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

Highly-classified programs, including intelligence operations and military programs, require secrecy management and security infrastructure services. These services can include vulnerability assessment, exposure analysis, secrecy architecture design, security policy development and implementation, lifecycle acquisition program security, operations security, information assurance, Anti-Tamper, Export Compliance support, foreign disclosure, system security engineering, security awareness and training, comprehensive security support services and technical certification and accreditation services. We provide integrated security support for a number of programs, including the Joint Strike Fighter (JSF) Program, which presents one of the most complex security problem sets of any weapon system in our nation's history due to the numerous highly classified technologies incorporated in its design and international content in both its development and its usage.

Systems Engineering

Since 1968, ManTech's scientists and engineers have provided disciplined systems engineering support to a wide range of customers that presently includes programs and offices within the Department of Homeland Security (DHS), DoD, intelligence community and NASA. For example, we perform comprehensive systems engineering services to analyze, develop and integrate solutions for U.S. Navy hardware and software requirements across subsurface, surface, ground, air and space domains; provide acquisition and program management support for the DHS's Customs and Border Protection (CBP) Office of Technology, Innovation and Acquisition; and support current and future space launch operations for the U.S. Air Force Launch and Range Systems Wing with systems engineering and integration services. We also provide scientific, engineering and technical support services to the Department of Energy's SunShot Initiative, which aims to reduce by 75% the cost of utility-scale electricity at the grid by the year 2020.

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

Moreover, because ManTech is not a major system developer, we provide systems engineering advisory services to our government customers without concerns about potential conflicts of interest. In fact, ManTech was one of the first companies to have sought and received certification as a “non-conflicted” services provider from the National Reconnaissance Office.

Test and Evaluation

ManTech is a leading provider of test and evaluation services to a wide range of defense, intelligence, homeland security and space customers. Our test and evaluation services are tightly linked with our systems engineering capabilities and include specific competencies in test engineering, preparation and planning; modeling and simulation; test range operations and management; systems and cyber vulnerability; and Independent Validation & Verification (IV&V). Employing a technical staff with a wide range of practical experience and education, we provide our clients with the right skill sets to support and perform operational and developmental tests.

We test complex and mission-critical hardware and software systems used by the Army, Navy, Marine Corps and NASA, with many of these customer relationships spanning more than three decades. We have played key roles in improving the performance, reliability, maintainability, supportability and weapons effectiveness of all Navy in-service rotary and fixed wing platforms and their associated systems and ordnance. Likewise, we maintain a facility to support Marine Corps intelligence systems research and development providing the associated test and evaluation required to ensure these systems meet specified requirements for Marines in the field.

We perform independent tests to certify that new or upgraded systems operate in accordance with design requirements and interoperate with legacy systems. For example, for the past 24 years ManTech has installed, operated and maintained a large and complex joint test environment for the Joint Interoperability Test Command within DISA. Recently, we built a systems integration lab (SIL) for a DoD customer that enables engineers to test new hardware and software on a virtual copy of the enterprise architecture. Once per quarter, virtual snapshots are taken of the servers and placed in the SIL to create an accurate facsimile of the production environment. We have also performed certification services for aircraft weapon systems in support of U.S. Naval Air Systems Command programs.

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

Environmental, Range and Sustainability Services

ManTech is a leader in the fields of range, environmental and sustainability planning, regulatory compliance, biological resources and policy development. In an increasingly interconnected world with growing demands for limited resources, we provide trusted solutions that meet today's most pressing challenges while securing the future. Our multidisciplinary staff of planners, scientists, analysts and managers brings the education, experience and expertise to develop and execute comprehensive sustainability strategies and environmental compliance programs in support of government and industry. We work with our customer to manage and comply with the nation's most important environmental laws, including the National Environmental Policy Act, the Endangered Species Act, and the Marine Mammal Protection Act. We also provide ocean and coastal environmental planning, coastal zone management planning, biological surveys and monitoring, bioacoustics and noise analysis, habitat restoration, invasive species management and solid-waste compliance support.

For example, naval training and test ranges can require large areas and are often questioned for their potential impact on sensitive environments. In order to retain the ability to train personnel and test equipment, the Navy has developed an integrated program to assess the impact of its ranges and minimize impact on the environment, populated areas, shipping and navigation. Tactical Training Theater Assessment Program (TAP) is the Navy's comprehensive program focused on environmental planning and sustainability of training and test ranges worldwide. ManTech delivers critical planning solutions to complex environmental and regulatory challenges in order to preserve and enhance the capabilities of Navy and Marine Corps ranges.

Also, ManTech has supported Vandenberg Air Force Base to execute its environmental planning programs for nearly 25 years. ManTech has a diverse background in all aspects of launch-support operations and environmental planning for the 30th Civil Engineering Squadron Environmental Flight. We understand both the unique operational conditions and mission requirements of this installation and its tenant commands and the demands of sustaining and conserving the natural and cultural resources that are found at Vandenberg Air Force Base. Our support includes a team of highly experienced biologists, ecologists and National Environmental Policy Act (NEPA) specialists. ManTech's support under this program includes sensitive species management plans, threatened and endangered species surveys, marine mammal monitoring, invasive species control, construction monitoring, habitat restoration plans and implementation, predator control, biological and environmental assessments, mitigation monitoring, erosion control, storm water monitoring and solid waste environmental compliance.

Healthcare Analytics and IT

As a focused healthcare systems integrator with particular strength in federal healthcare systems, ManTech supports a wide range of programs that enable clinical intelligence, quality, patient and family centric care, chronic disease management, and comparative effectiveness research. We deliver domain-specific capabilities, including solutions that encompass health information sharing and clinical analytic solutions. Our technology solutions empower patients and providers with better, richer, and more timely data, care coordination solutions, and imaging management capabilities-all built on interoperable platforms to new national standards. For imaging, informatics, interoperability and integration challenges, our team provides a powerful ally in the transformation of health IT.

One area of particular emphasis is the creation of a seamless medical record across the DoD and the Department of Veterans Affairs (VA). The Bidirectional Health Information Exchange (BHIE) has been the primary interoperability platform between the DoD and the VA for many years. Used daily by thousands of providers, it is one of the world's most comprehensive and highest volume Health Information Exchanges (HIEs). The legacy BHIE system was so successful that demands placed on the system outgrew its original design. ManTech helped migrate the system toward modern health IT standards by adopting the Nationwide Health Information Network and associated standards wherever possible. The Virtual Lifetime Electronic Record (VLER) effort, which is being carried out in conjunction with the BHIE upgrade project, enables sharing not only between DoD and VA, but also between the government and civilian provider networks and local HIEs. VLER relies on the Nationwide Health Information Network as the mechanism through which to share standards-based health data between DoD, VA and private sector partners. ManTech has developed VLER-Health on behalf of the DoD in conjunction with its work to upgrade the BHIE. Functional domain content for BHIE and VLER-Health overlaps significantly; ManTech is integrating these two projects to share data-access methods and use DoD's Nationwide Health Information Network gateway.

Our Customers

Our primary customers are U.S. federal government intelligence, military, space and civilian agencies. In addition, we support some state and local governments and commercial customers. We derive most of our revenues from national security and homeland defense customers. We have successful, long-standing relationships with our customers, having supported many of them for over 40 years.

Fiscal Year	Percentage of Revenues from Federal Government Customers	Percentage of Revenues from National Security and Homeland Defense Customers
2012	99.2%	95.4%
2011	99.2%	96.6%
2010	98.7%	95.8%

Our customers include the departments of Defense, State, Homeland Security, Energy and Justice, including the FBI; the healthcare and space communities and other U.S. federal government customers.

To provide deep understanding of our customers' missions, we target candidates for employment who have served in the military or as civilian experts in the intelligence community and DoD, as well as those who are leading specialists in their technology disciplines. Since 2006, we have annually been ranked in the Top 10 in the nation on the G.I. Jobs Magazine Military-Friendly Employers list.

Our federal government customers typically exercise independent contracting authority, and even offices or divisions within an agency or department may directly, or through a prime contractor, use our services as a separate customer so long as that customer has independent decision-making and contracting authority within its organization. For example, under a contract with one of the Army's contracting agencies, program managers throughout the Army and from other services and defense agencies are able to purchase a wide range of our solutions. The U.S. Army Tank-Automotive Armament Command (TACOM) contract accounted for 22.2%, 17.0% and 12.2% of our revenues for the years ended December 31, 2012, 2011 and 2010, respectively. In addition, there were no sales to any customers within a single country (except for the United States) where such sales accounted for 10% or more of our total revenues.

Foreign Operations

We treat sales to U.S. government customers as sales within the United States, regardless of where services are performed. North Atlantic Treaty Organization is the Company's largest international customer. The percentages of total revenues by geographic customer for the last three years were as follows:

	Year Ended December 31,
	2012	2011	2010
United States	99.8%	99.7%	99.2%
International	0.2%	0.3%	0.8%
Total	100.0%	100.0%	100.0%

Backlog

At December 31, 2012, our backlog was $6.5 billion, of which $1.8 billion was funded backlog. At December 31, 2011, our backlog was $4.7 billion, of which $1.3 billion was funded backlog. Backlog represents estimates that we calculate on the basis described below. We expect that approximately 37% of our total backlog will be recognized as revenues prior to December 31, 2013.

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

Changes in the amount of our backlog and funded backlog result from potential future revenues following the execution of new contracts or the extension of existing contracts, reductions from contracts that end or are not renewed, reductions from the early termination of contracts and adjustments to estimates for previously included contracts. Changes in the amount of our funded backlog also are affected by the funding cycles of the government. Our estimates of future revenues are inexact and the receipt and timing of any of these revenues is subject to various contingencies, many of which are beyond our control. The actual accrual of revenues on programs included in backlog and funded backlog may never occur or may change because a program schedule could change, a program could be canceled, a contract could be modified or canceled, an option that we have assumed would be exercised is not exercised or initial estimates regarding the amount of services that we may provide could prove to be wrong. For the same reason, we believe that period-to-period comparisons of backlog and funded backlog are not necessarily indicative of future revenues that we may receive.

Significant wins for the year ended December 31, 2012 include contracts from:

•
The National Institute of Health (NIH) Chief Information Officer-Solutions and Partners (CIOSP-3) multiple award ID/IQ contract, to provide information technology services and solutions for the NIH Health Information Technology Acquisition and Assessment Center (NITAAC).

•
The U.S. Army Communications-Electronics Command Life Cycle Management Command (CECOM) Software and Systems Engineering Services multiple award ID/IQ contract, to provide comprehensive software and systems engineering services to CECOM LCMC's Software Engineering Center.

•	The U.S. Army's Tank-Automotive and Armaments Command (TACOM) to continue providing logistics sustainment and support for the U.S. Military's Mine Resistant Ambush Protected (MRAP) Family of Vehicles.

•
The U.S. Department of the Air Force Consultants Advisory and Technical Services (CATS) multiple award ID/IQ contract, to provide management and professional support services for Air Force Medical Services (AFMS).

•
The Defense Information Systems Agency (DISA) Joint Interoperability Test Command (JITC) Support Services multiple award ID/IQ, to provide testing, scientific, engineering, logistics, administrative and ancillary support to DISA test and evaluation missions.

•
The Defense Information Systems Agency (DISA) United States Government Omnibus Network Enterprise (USG ONE) multiple award ID/IQ contract, to provide information and communications support to various federal agencies.

•
The Space and Naval Warfare Systems Center Atlantic (SPAWAR SSC-ATL), to perform systems engineering, analysis, development, acquisition, integration, installation, software development and maintenance, testing and integrated logistical support for anti-terrorism/force protection systems for high-value Navy and other government activities in the National Capital Region.

•
The U.S. Army Communications-Electronic Command Life Cycle Management Command's Field Support Division, Software Engineering Center, to continue providing information technology support for C4ISR systems, including communications, networks, database, strategic and tactical video-teleconferencing systems, secure network sustainment support and web-based applications used by warfighters and supporting organizations, as well as provide direct unit operations support for all applicable software and systems.

•
The Defense Advanced Research Project Agency (DARPA) Tactical Technology Office (TTO) Integrated Systems Engineering Support Services multiple award ID/IQ contract, to continue to provide integrated systems engineering, technical analysis and program management solutions to equip future warfighters with tactical, mobile and responsive technologies for advanced weapon systems, platforms and space systems.

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

Competition

Our key competitors currently include divisions of large defense contractors, as well as a number of mid-size U.S. government contractors with specialized capabilities. Because of the diverse requirements of U.S. government customers and the highly competitive nature of large procurements, we frequently collaborate with these and other companies to compete for large contracts and bid against these team members in other situations. Major differentiators for ManTech in our markets include our distinctive technical competencies, extensive experience supporting mission-critical national security programs, successful past contract performance, reputation for quality at a competitive price and key management with domain expertise.

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

We derive the vast majority of our revenues from our federal government customers. We expect that federal government contracts will continue to be the primary source of our revenues for the foreseeable future. Our business, prospects, financial condition or operating results could be materially harmed if:

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

Federal government spending levels for programs we support may change or be delayed in a manner that adversely affects our future results and limits our growth prospects.

Our business depends upon continued federal government expenditures on intelligence, defense and other programs that we support. These expenditures have not remained constant over time. Today, in the face of growing national debt, and long-term fiscal challenges facing the nation, spending levels for federal government programs generally, and in particular the U.S. defense budget, have come under pressure. We expect that the focus on minimizing costs will continue for the foreseeable future. This focus may affect future levels or timing of expenditures, place pressure on operating margins in our industry, and shift authorizations to programs in areas where we do not currently provide services, thereby adversely impacting our future results of operations. The possibility that automatic spending reductions mandated by the American Tax Payer Relief Act of 2012 may still be triggered and uncertainty about how these automatic reductions may be applied, heightens the risk that spending levels for programs we support will change in a manner that is adverse to us. A reduction in the amount of services that we are contracted to provide, or incorporation of less favorable terms in existing or future contracts, could cause an adverse impact on our business and future results of operations.

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

The competitive bidding process can impose substantial constraints and costs upon us and we may lose revenues, or our earnings and profitability may be adversely impacted, if we fail to compete effectively, if we are required to minimize our price in order to compete effectively, or if there are delays caused by protests or challenges of contract awards.

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

•
Changes to customer bidding practices or government reform of its procurement practices, which may alter the prescribed contract requirements relating to contract vehicles, contract types and consolidations; and

•	Changes in policy and goals by the government providing set-aside funds to small business, disadvantaged businesses and other socio-economic requirements in the allocation of contracts.

Additionally, the current federal government budget environment has led an increasing number of our customers to focus on cost as a key component of the procurement evaluation process. This focus has increased competitive pricing pressures and resulted in a reduction to the profits we expect to earn on our federal government contracts. Continuation of the constrained budgetary environment for our customers may lead to additional pricing pressures, which may require us to further minimize our price in order for us to successfully bid for contracts, thereby adversely affecting our earnings and profitability.

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

We enter into three types of federal government contracts for our services: cost-reimbursable, time-and-materials and fixed-price. Recently, our customers have increasingly procured our services under cost-reimbursable contracts, which tend to offer lower margin opportunities than other contract types. For our last three fiscal years, we derived revenues from such contracts as follows:

	Year Ended December 31,
	2012	2011	2010
Cost-reimbursable	51.0%	33.6%	20.9%
Time-and-materials	32.8%	50.5%	63.7%
Fixed-price	16.2%	15.9%	15.4%
Total Revenues	100.0%	100.0%	100.0%

Each of these types of contracts, to varying degrees, involves some risk that we could underestimate our cost of fulfilling the contract, which may reduce the profit we earn or lead to a financial loss on the contract.

•
Under cost-reimbursable contracts, we are reimbursed for allowable costs and paid a fee, which may be fixed or performance-based. To the extent that the actual costs incurred in performing a cost-reimbursable contract are within the contract ceiling and allowable under the terms of the contract and applicable regulations, we are entitled to reimbursement of our costs, plus a profit. However, if our costs exceed the ceiling or are not allowable under the terms of the contract or applicable regulations, we may not be able to recover those costs. In particular, there is increasing focus by the federal government on the extent to which contractors are able to receive reimbursement for employee compensation.

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

As of December 31, 2012, our estimated contract backlog totaled approximately $6.5 billion, of which approximately $1.8 billion was funded. Backlog is our estimate of the remaining future revenues from existing signed contracts, assuming the exercise of all options relating to such contracts and including executed task orders issued under ID/IQ contracts. Backlog also includes estimates of revenues for solutions that we believe we will be asked to provide in the future under the terms of ID/IQ contracts for which we have an established pattern of revenues. Our estimates are based on our experience using such vehicles and similar contracts; however, we cannot assure that all, or any, of such estimated contract revenues will be recognized as revenues.

We historically have not realized all of the revenue included in our total backlog, and we may not realize all of the revenue included in our total backlog in the future. There is a somewhat higher degree of risk in this regard with respect to unfunded backlog, since it contains management's estimate of amounts expected to be realized on unfunded contract work that may never be realized as revenues. In addition, there can be no assurance that our backlog will result in actual revenue in any particular period, or at all, because the actual receipt, timing, and amount of revenue under contracts included in backlog are subject to numerous uncertainties, including congressional appropriations, many of which are beyond our control. In particular, delays in the completion of the U.S. government's budgeting process and the use of continuing resolutions could adversely affect our ability to timely recognize revenue under our contracts included in backlog. Furthermore, the actual receipt of revenue from contracts included in backlog may never occur or may be delayed because: a program schedule could change or the program could be canceled; a contract's funding or scope could be reduced, modified, delayed, or terminated early, including as a result of a lack of appropriated funds or as a result of cost cutting initiatives and other efforts to reduce federal government spending. If we fail to realize as revenues those amounts included in our backlog, our future revenues and growth prospects may be adversely affected.

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

For the years ended December 31, 2012 and 2011, we derived 10.1% and 14.4% of our revenues, respectively, from contracts in which we acted as a subcontractor to other contractors. Additionally, where we are named as a prime contractor, we may sometimes enlist other companies to perform some services under the contract as subcontractors. We expect to continue to depend on such relationships with other contractors for a portion of our revenues for the foreseeable future. Our business, prospects, financial condition or operating results could be harmed if other contractors eliminate or reduce their contracts or joint venture relationships with us because they choose to establish relationships with our competitors; they choose to directly offer services that compete with our business; we choose to directly compete with them for services; the government terminates or reduces these other contractors' programs; or the government does not award them new contracts.

Acquisitions could result in operating difficulties, dilution or other adverse consequences to our business.

One of our key operating strategies is to selectively pursue acquisitions. We have made a number of acquisitions in the past and we expect that a portion of our future revenues will continue to come from such transactions. We evaluate potential acquisitions on an ongoing basis. Our acquisitions strategy poses many risks, including:

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

As of December 31, 2012, our goodwill was $861.9 million. The amount of our recorded goodwill may substantially increase in the future as a result of any acquisitions that we make. We evaluate the recoverability of recorded goodwill amounts annually, or when evidence of potential impairment exists. During the second quarter, we completed our annual goodwill impairment test and no impairment losses were identified. However, impairment analysis is based on several factors requiring judgment and the use of estimates, which are inherently uncertain and based on assumptions that may prove to be inaccurate. Additionally, events outside of our control, such as deteriorating market conditions for companies in our industry, may indicate a potential impairment. If there is an impairment, we would be required to write down the recorded amount of goodwill, which would be reflected as a charge against operating income.

If we fail to comply with complex procurement laws and regulations, we could lose business and be liable for various penalties or sanctions.

We must comply with laws and regulations relating to the formation, administration and performance of federal government contracts. These laws and regulations affect how we conduct business with our federal government customers. In complying with these laws and regulations, we may incur additional costs. Non-compliance could result in the imposition of fines and penalties, including contractual damages. Among the more significant laws and regulations affecting our business are the following:

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

Failure to comply with these laws and regulations can lead to severe penalties, both civil and criminal, and can include debarment from contracting with the U.S. government.

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

The federal government may change its procurement practices or adopt new contracting laws, rules or regulations, such as cost accounting standards. For example, it could change its preference for procurement methods and/or contract type in a manner that is unfavorable to contractors in our industry generally. Any such change could potentially place greater pressure on our profit margins, and could materially harm our operating results. Additionally, aspects of the federal government's procurement system, such as the number of acquisition personnel available to support the workload imposed by an increasing number of protests, could exacerbate delays in the procurement decision making process, thus delaying our ability to generate revenues from proposals and awards. The federal government could also adopt new socio-economic requirements, which could reduce our revenues opportunities. Any new contracting methods could be costly or administratively difficult for us to satisfy and, as a result, could cause actual results to differ materially and adversely from those anticipated.

Unfavorable federal government audits or results of other investigations could subject us to penalties or sanctions, adversely affect our profitability, harm our reputation and relationships with our customers or impair our ability to win new contracts.

The Defense Contract Audit Agency (DCAA) and other government agencies routinely audit and investigate government contracts and contractor systems. These agencies review a contractor's performance on its contract, cost structure and compliance with applicable laws, regulations and standards. The DCAA also reviews the adequacy of, and a contractor's compliance with, its internal control systems and policies, including the contractor's accounting, purchasing, estimating, compensation and management information systems. Allegations of impropriety or deficient controls could harm our reputation or influence the award of new contracts. Any costs found to be improperly allocated to a specific contract will not be reimbursed, while such costs already reimbursed must be refunded. Recently, U.S. government contractors, including our Company, have seen a trend of increased scrutiny by the DCAA and other U.S. government agencies. For example, among other matters, the DCAA has begun to focus on the strict adherence by technology support contractors to labor qualification requirements contained in the terms of federal government contracts that we support. The DCAA has also generally increased its examination of U.S. government contractors that, like our Company, perform services outside the United States, particularly in Southwest Asia. If any of our internal control systems or policies is found non-compliant or inadequate, payments may be withheld or suspended under our contracts or we may be subjected to increased government scrutiny and approval requirements that could delay or adversely affect our ability to invoice and receive timely payment on our contracts, perform contracts or compete for contracts with the U.S. government. As a result, a DCAA audit could materially affect our competitive position and result in a substantial adjustment to our revenues. DCAA has completed our incurred cost audits through 2002 and the majority of the audits for 2003, 2004 and 2005, with no material adjustments. While we believe that the vast majority of incurred costs will be approved upon final audit, we do not know the outcome of any future audits and adjustments and, if any future audit adjustments exceed our estimates, our profitability could be adversely affected.

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

We maintain a credit agreement with a syndicate of lenders led by Bank of America, N.A., as administrative agent. The credit agreement provides for a $500.0 million revolving credit facility. The maturity date for the credit agreement is October 12, 2016. The terms of the credit agreement permit prepayment and termination at any time, subject to certain conditions. The credit agreement requires the Company to comply with specified financial covenants, including the maintenance of certain consolidated total leverage ratios and a certain fixed charge coverage ratio. The credit agreement also contains various covenants, including affirmative covenants with respect to certain reporting requirements and maintaining certain business activities, and negative covenants that, among other things, may limit or impose restriction on ability to incur liens, incur additional indebtedness, make investments, make acquisitions and undertake certain other actions.

We have $200.0 million in aggregate principal amount of 7.25% senior unsecured notes due April 15, 2018. These 7.25% senior unsecured notes were issued at 100% of the aggregate principal amount and are effectively subordinate to the Company's existing and future senior secured debt (to the extent of the value of the assets securing such debt), including any debt outstanding under our revolving credit facility. The indenture governing these notes contains customary events of default, as well as restrictive covenants, which, subject to important exceptions and qualifications specified in the indenture, will, among other things, limit our ability and the ability of our subsidiaries that guarantee the 7.25% senior unsecured notes to: pay dividends and distributions; repurchase equity; prepay subordinated debt or make certain investments; incur additional debt or issue certain disqualified stock and preferred stock; incur liens on assets; merge or consolidate with another company or sell all or substantially all assets; and allow to exist certain control provisions.

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

If we fail to recruit and retain skilled employees or employees with the necessary skill sets or security clearances, we might not be able to perform under our contracts or win new business and our growth may be limited.

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

Internal system or service failures, including those resulting from cyber or other security threats, could disrupt our business and impair our ability to effectively provide our services to our customers, which could damage our reputation and have a material adverse effect on our business and results of operations.

We create, implement and maintain information technology and engineering systems, and provide services that are often critical to our customers' operations, some of which involve classified or other sensitive information in intelligence, national security and other classified or sensitive customer functions. As a result, we are subject to systems or service failures, not only resulting from our own failures or the failures of third-party service providers, natural disasters, power shortages or terrorist attacks, but also from continuous exposure to cyber and other security threats, including computer viruses, attacks by computer hackers or physical break-ins. In particular, as a U.S. government contractor, we face a heightened risk of a security breach or disruption with respect to classified or other sensitive information resulting from an attack by computer hackers, foreign governments or cyber terrorists. Many government contractors have been the target of these types of attacks in the past and future attacks are likely to occur. If successful, these types of attacks on our network or other systems or service failures could have a material adverse effect on our business and results of operations, due to, among other things, the loss of customer or proprietary data, interruptions or delays in our customers' businesses, and damage to our reputation. In addition, the failure or disruption of our systems, communications or utilities could cause us to interrupt or suspend our operations, which could have a material adverse effect on our business and results of operations.

If our systems, services or other applications have significant defects or errors, are successfully attacked by cyber and other security threats, suffer delivery delays or otherwise fail to meet our customers' expectations, we may:

•	lose revenue due to adverse customer reaction;

•	be required to provide additional services to a customer at no charge;

•	incur additional costs related to monitoring and increasing our cyber security;

•	lose revenue due to the deployment of internal staff for remediation efforts instead of customer assignments;

•	receive negative publicity, which could damage our reputation and adversely affect our ability to attract or retain customers;

•	be unable to successfully market services that are reliant on the creation and maintenance of secure information technology systems to U.S. government, international and commercial customers;

•	suffer claims for substantial damages, particularly as a result of any successful network or systems breach and exfiltration of customer information; or

•	incur significant costs complying with applicable federal or state law, including laws governing protection of personal information.

In addition to any costs resulting from contract performance or required corrective action, these failures may result in increased costs or loss of revenues if they result in customers postponing subsequently scheduled work or canceling or failing to renew contracts.

Our errors and omissions insurance coverage may not continue to be available on reasonable terms or in sufficient amounts to cover one or more large claims or the insurer may disclaim coverage as to some types of future claims. The successful assertion of any large claim against us could seriously harm our business. Even if not successful, these claims could result in significant legal and other costs, may be a distraction to our management and may harm our customer relationships.

If our subcontractors or joint venture partners fail to perform their contractual obligations, our performance and reputation as a prime contractor and our ability to obtain future business could suffer.

As a prime contractor, we often rely significantly upon other companies as subcontractors to perform work we are obligated to perform for our customers. If one or more of our subcontractors fail to perform satisfactorily the agreed-upon services on a timely basis, or violate government contracting policies, laws or regulations, our ability to perform our obligations or meet our customers' expectations as a prime contractor may be compromised. In some cases, we have limited involvement in the work performed by the subcontractors but are nevertheless responsible for such work. In extreme cases, performance or other deficiencies on the part of our subcontractors could result in a customer terminating our contract for default. A termination for default could expose us to a liability for the agency's costs of reprocurement, damage our reputation and hurt our ability to compete for future contracts and task orders.

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

Furthermore, any accident or incident for which we are liable, even if fully insured, may result in negative publicity that could adversely affect our reputation among our customers and the public, which could result in us losing existing and future contracts or make it more difficult to compete effectively for future contracts. This could adversely affect our operating performance and may result in additional expenses and possible loss of revenues.

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

The Company has maintained a regular cash dividend program since 2011, and we anticipate paying quarterly dividends for 2013 pursuant to such program. However, any future payment of dividends, including the timing and amount of any such dividends, will be at the discretion of our Board of Directors and will depend upon our earnings, liquidity, financial condition and such other factors as our Board of Directors considers relevant. A change in our dividend policy could have an adverse effect on the market price of our common stock.

Mr. Pedersen, our Chairman and Chief Executive Officer, effectively controls our Company, and his interests may not be aligned with those of other stockholders.

As of December 31, 2012, Mr. Pedersen owned approximately 36% of our total outstanding shares of common stock. Holders of our Class B common stock are entitled to ten votes per share, while holders of our Class A common stock are entitled to only one vote per share. Mr. Pedersen beneficially owned 13,192,845 shares of Class B common stock as of December 31, 2012, thus he controlled approximately 85% of the combined voting power of our stock as of December 31, 2012. Accordingly, Mr. Pedersen controls the vote on all matters submitted to a vote of our stockholders. As long as Mr. Pedersen beneficially owns a majority of the combined voting power of our common stock, he will have the ability, without the consent of our public stockholders, to elect all members of our Board of Directors and to control our management and affairs.

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

We lease our facilities, including offices, warehouses and labs, and we do not own any facilities or real estate materially important to our operations. Our facilities are leased in close proximity to our customers. As of December 31, 2012, we leased 25 facilities throughout the metropolitan Washington, D.C. area and 47 facilities in other parts of the United States, for approximately 1,476,000 square feet. We also have employees working at customer sites throughout the United States and in other countries. Our leases expire between 2013 through 2024.

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

2012	High	Low
First Quarter	$37.16	$31.56
Second Quarter	$34.76	$21.12
Third Quarter	$24.75	$19.74
Fourth Quarter	$26.87	$21.58

2011	High	Low
First Quarter	$44.57	$38.76
Second Quarter	$45.53	$41.45
Third Quarter	$46.26	$29.33
Fourth Quarter	$38.19	$29.79

There is no established public market for our Class B common stock.

As of February 20, 2013, there were 59 holders of record of our Class A common stock and 3 holders of record of our Class B common stock. The number of holders of record of our Class A common stock is not representative of the number of beneficial holders because many of the shares are held by depositories, brokers or nominees.

Dividend Policy

During fiscal year 2012, we declared and paid quarterly dividends, each in the amount of $0.21 per share, on all issued and outstanding shares of common stock. During the year ended December 31, 2011, we declared and paid semi-annual dividends, each in the amount of $0.42 per share on all issued and outstanding shares of common stock. For 2013, we anticipate paying quarterly dividends, each in the amount of $0.21 per share. While we expect to continue the regular cash dividend program, any future dividends declared will be at the discretion of our Board of Directors and will depend, among other factors, upon our results of operations, financial condition and cash requirements, as well as such other factors our Board or Directors deems relevant.

Recent Sales of Unregistered Securities

We did not issue or sell any securities in fiscal year 2012 that were not registered under the Securities Act of 1933. The issuance of shares to the Employee Stock Ownership Plan did not constitute sales within the meaning of the Securities Act.

Equity Compensation Plan Information

Information regarding our equity compensation plans and the securities authorized for issuance thereunder is incorporated by reference in Item 12 “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

Purchase of Equity Securities

The Company did not purchase equity securities during the year ended December 31, 2012.

Performance Graph

The stock performance graph compares the cumulative total shareholder return of ManTech common stock to the Nasdaq Stock Market (U.S.) Index, Standard & Poor's MidCap 400 Index, the Russell 2000 Index and our Peer Group Index. Our Peer Group Index consists of CACI International Inc.; Dynamics Research Corporation; NCI, Inc.; and SAIC, Inc. The period measured is December 31, 2007 to December 31, 2012. The graph assumes an investment of $100 in ManTech common stock and each of the indices with reinvestment of all dividends.

Comparison of 5 Year Cumulative Total Return
Assumes Initial Investment of $100
December 2012

130
120
110
100
90
80
70
60
50
Index Value
2007
2008
2009
2010
2011
2012
ManTech International Corporation
S&P Midcap 400 Index
NASDAQ Composite-Total Returns
Russell 2000 Index
Peer Group

Item 6.	Selected Financial Data

The selected financial data presented for each of the five years ended December 31, 2012 is derived from our audited consolidated financial statements. The selected financial data presented should be read in conjunction with our consolidated financial statements, the notes to our consolidated financial statements and Item 7 “Management's Discussion and Analysis of Financial Condition and Results of Operations.”

	Year Ended December 31,
	2012	2011	2010 (1)	2009	2008
	(in thousands, except per share amounts)
Statement of Income Data:
Revenues	$2,582,295	$2,869,982	$2,604,038	$2,020,334	$1,870,879
Operating income	$170,988	$227,354	$215,140	$179,079	$153,358
Net income	$95,019	$133,306	$125,096	$111,764	$90,292
Basic earnings per share - Class A and B	$2.57	$3.64	$3.45	$3.13	$2.58
Diluted earnings per share - Class A and B	$2.57	$3.63	$3.43	$3.11	$2.55
Dividend per share	$0.84	$0.84	$—	$—	$—

Balance Sheet Data:
Working capital	$357,909	$300,366	$282,496	$276,087	$140,744
Goodwill (2)	$861,912	$808,455	$729,558	$488,217	$479,516
Total assets	$1,841,909	$1,760,206	$1,590,477	$1,100,747	$1,021,712
Long-term debt (3)	$200,000	$200,000	$200,000	$—	$—

(1) On January 15, 2010, we acquired Sensor Technologies Inc. (STI) for $241.4 million. STI added $518.0 million in revenues to our 2010 results. For further information on this acquisition see Note 3 to our consolidated financial statements in Item 8.

(2) Including STI, we completed eight acquisitions between fiscal years ending December 31, 2008 and December 31, 2012. In aggregate, these acquisitions have added $382.3 million in goodwill. For additional information on our recent acquisitions, see Note 3 to our consolidated financial statements in Item 8.

(3) Effective April 13, 2010, we issued $200.0 million of 7.25% senior unsecured notes due 2018.

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations should be read together with the consolidated financial statements and the notes to those statements included in Item 8 “Financial Statements and Supplemental Data.” This discussion contains forward-looking statements that involve risks and uncertainties. For a description of these forward-looking statements, refer to Part I “Forward-Looking Statements.” A description of factors that could cause actual results to differ materially from the results we anticipate include, but are not limited to, those discussed in Item 1A “Risk Factors,” as well as discussed elsewhere in this Annual Report.

Overview

ManTech is a leading provider of innovative technologies and solutions for mission-critical national security programs for the intelligence community; departments of Defense, State, Homeland Security, Energy and Justice, including the Federal Bureau of Investigation (FBI); healthcare and space communities; and other U.S. federal government customers. We provide support to critical national security programs for approximately 50 federal agencies through approximately 1,000 contracts. Our services include the following solution sets that are aligned with the long-term needs of our customers: command, control, communications, computers, intelligence, surveillance and reconnaissance (C4ISR) solutions and services; cyber security; global logistics support; IT modernization and sustainment; intelligence/counter-intelligence solutions and support; systems engineering; test and evaluation; environmental, range and sustainability services; and healthcare analytics and IT. ManTech supports major national missions, such as military readiness and wellness, terrorist threat detection, information security and border protection. Our employees operate primarily in the United States, as well as numerous locations internationally.

We derive revenues primarily from contracts with U.S. government agencies that are focused on national security and as a result, funding for our programs is generally linked to trends in U.S. government spending in the areas of defense, intelligence and homeland security. While we believe that spending for national security and other programs we support will continue to be a priority, federal spending levels generally have come under pressure given mounting levels of debt. The uncertainty about funding levels has led certain of our customers to delay awards and spending and led the government to policies adverse to our industry. For example, during 2012 federal government service providers experienced an impact on profit margins as a result of pricing pressures from government customers. We expect that our customers will continue to be motivated by minimizing cost, which we expect to lower margins across the whole industry.

While budgetary pressures and limitations have created a challenging environment for companies in our industry, we believe that this situation may provide opportunities for price competitive providers such as ManTech and that the federal government's spending will remain robust in key areas for which ManTech is well positioned. For example, changing mission priorities following the end of the Iraq war and the planned withdrawal from Afghanistan have and will continue to result in reduced spending in support of overseas contingency operations generally. This change will impact the outlook for our industry overall, however we believe that ManTech is positioned to continue benefiting in the near term from our delivery of C4ISR and logistics services around the world, as evidenced by recent significant contract awards in these areas.

Revenues

Substantially all of our revenues are derived from services and solutions provided to the federal government or to prime contractors supporting the federal government, including services provided by our employees, our subcontractors and through solutions that include third-party hardware and software that we purchase and integrate as a part of our overall solutions. These requirements may vary from period-to-period depending on specific contract and customer requirements. The following table shows revenues from each type of customer as a percentage of total revenues for the periods presented.

	Year Ended December 31,
	2012	2011	2010
Department of Defense and intelligence agencies	95.4%	96.6%	95.8%
Federal civilian agencies	3.8%	2.6%	2.9%
State agencies, international agencies and commercial entities	0.8%	0.8%	1.3%
Total Revenues	100.0%	100.0%	100.0%

Several years ago, management decided to pursue a prime position on contracts by bidding as a prime and through the acquisition of companies holding a prime position on desired contract vehicles. As a result, our prime contract revenues as a percentage of our total revenues have increased each year since 2008. The following table shows our revenues as prime contractor and as subcontractor as a percentage of our total revenues for the following periods:

	Year Ended December 31,
	2012	2011	2010
Prime contract revenues	89.9%	85.6%	75.9%
Subcontract revenues	10.1%	14.4%	24.1%
Total Revenues	100.0%	100.0%	100.0%

We provide our services and solutions under three types of contracts: cost-reimbursable; time-and-materials; and fixed-price.

Cost-reimbursable contracts-Under cost-reimbursable contracts, we are reimbursed for costs that are determined to be reasonable, allowable and allocable to the contract and paid a fee representing the profit margin negotiated between us and the contracting agency, which may be fixed or performance based. Under cost-reimbursable contracts we recognize revenues and an estimate of applicable fees earned as costs are incurred. We consider fixed fees under cost-reimbursable contracts to be earned in proportion to the allowable costs incurred in performance of the contract. For performance based fees under cost-reimbursable contracts, we recognize the relevant portion of the expected fee to be awarded by the customer at the time such fee can be reasonably estimated, based on factors such as our prior award experience and communications with the customer regarding performance.

For cost-reimbursable contracts with performance-based fee incentives that are subject to the provisions of Securities and Exchange Commission (SEC) Topic 13, Revenue Recognition, we recognize the relevant portion of the fee upon customer approval.

Time-and-materials contracts-Under time-and-materials contracts, we are reimbursed for labor at fixed hourly rates and generally reimbursed separately for allowable materials, costs and expenses at cost. We recognize revenues under time-and-materials contracts by multiplying the number of direct labor hours expended by the contract billing rates and adding the effect of other billable direct costs.

Fixed-price contracts-Under fixed-price contracts, we perform specific tasks for a fixed price. Fixed-price contracts may include either a product delivery or specific service performance over a defined period. Revenues on fixed-price contracts that provide for the Company to render services throughout a period is recognized as earned according to contract terms as the service is provided on a proportionate performance basis. For fixed-price contracts that provide for the delivery of a specific product with related customer acceptance provisions, revenues are recognized as those products are delivered and accepted.

Our contract mix varies from year-to-year due to numerous factors, including our business strategies and federal government procurement objectives. The following table shows revenues from each of these types of contracts as a percentage of total revenues for the periods presented.

	Year Ended December 31,
	2012	2011	2010
Cost-reimbursable	51.0%	33.6%	20.9%
Time-and-materials	32.8%	50.5%	63.7%
Fixed-price	16.2%	15.9%	15.4%
Total Revenues	100.0%	100.0%	100.0%

The amount of risk and potential reward varies under each type of contract. Under cost-reimbursable contracts, there is limited financial risk, because we are reimbursed for all allowable direct and indirect costs. However, profit margins on this type of contract tend to be lower than on time-and-materials and fixed-price contracts. Under time-and-material contracts, we assume financial risk because our labor costs may exceed the negotiated billing rates. Profit margins on well-managed time-and material contracts tend to be higher than profit margins on cost-reimbursable contracts as long as we are able to staff those contracts with people who have an appropriate skill set. Fixed-price contracts generally offer higher profit margins opportunities, but generally involve greater financial risk because we bear the impact of any cost overruns. Our earnings and profitability may vary depending on changes in our contract mix. Over the past several years, our customers have increasingly procured our services under cost-reimbursable contracts.

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

The proportion that costs of services bears to revenues varies in part based on our mix of revenues by contract type. In general, cost-reimbursable contracts are the least profitable of our government contracts but offer the lowest risk of loss. Under time-and-materials contracts, to the extent that our actual labor costs are higher or lower than the billing rates under the contract, our profit under the contract may either be greater or less than we anticipated or we may suffer a loss under the contract. In general, we realize a higher profit margin on work performed under time-material contracts than cost-reimbursable contracts. Fixed-price contracts generally offer higher profit margins opportunities but involve great financial risk because we bear impact of cost overruns in return for the full benefit of any cost savings.

General and Administrative Expenses

General and administrative expenses include the salaries and wages, plus associated fringe benefits of our employees not performing work directly for customers, and associated facilities costs. Among the functions covered by these costs are corporate business development, bid and proposal, contracts administration, finance and accounting, legal, corporate governance and executive and senior management. In addition, we included stock-based compensation, as well as depreciation and amortization expense related to the general and administrative function. Depreciation and amortization expenses include the depreciation of computers, furniture and other equipment, the amortization of third party software we use internally, leasehold improvements and intangible assets. Intangible assets include customer relationships and contract backlogs acquired in business combinations, and are amortized over their estimated useful lives.

Interest Expense

Interest expense is primarily related to interest expense incurred or accrued under our outstanding borrowings, our 7.25% senior secured notes and deferred financing charges.

Interest Income

Interest income is primarily from cash on hand and notes receivable.

Results of Operations

Year Ended December 31, 2012 Compared to Year Ended December 31, 2011

Consolidated Statements of Income

The following table sets forth certain items from our consolidated statements of income and the relative percentages that certain items of expense and earnings bear to revenues as well as the year-over-year change from December 31, 2011 to December 31, 2012.

	Year Ended December 31,				Year-to-Year Change
	2012	2011	2012	2011	2011 to 2012
	Dollars		Percentages		Dollars	Percent
	(dollars in thousands)
REVENUES	$2,582,295	$2,869,982	100.0%	100.0%	$(287,687)	(10.0)%
Cost of services	2,213,894	2,453,679	85.7%	85.5%	(239,785)	(9.8)%
General and administrative expenses	197,413	188,949	7.7%	6.6%	8,464	4.5%
OPERATING INCOME	170,988	227,354	6.6%	7.9%	(56,366)	(24.8)%
Interest expense	(16,304)	(15,791)	0.6%	0.5%	(513)	3.2%
Interest income	344	332	—%	—%	12	3.6%
Other income (expense), net	(74)	3,607	—%	0.1%	(3,681)	(102.1)%
INCOME FROM OPERATIONS BEFORE INCOME TAXES	154,954	215,502	6.0%	7.5%	(60,548)	(28.1)%
Provision for income taxes	(59,935)	(82,196)	2.3%	2.9%	22,261	(27.1)%
NET INCOME	$95,019	$133,306	3.7%	4.6%	$(38,287)	(28.7)%

Revenues

The primary driver of our decrease in revenues relates to reductions on our C4ISR support contracts and contracts that have ended. These reductions were partially offset by revenues provided from new contract awards in the intelligence area. The reduction in C4ISR work is primarily due to reduced demand for field service support and delays in enhancements to existing ISR systems.

While there is significant budgetary uncertainty, we expect to perform strongly in 2013 as we take advantage of market share expansion opportunities through our competitive positioning in today's highly cost sensitive environment and use our strong balance sheet to pursue acquisitions targets in strategically important markets.

Cost of services

The decrease in cost of services was primarily due to the decrease in revenues. As a percentage of revenues, direct labor costs increased to 36.1% for the year ended December 31, 2012, as compared to 34.2% for the same period in 2011 as a result of an increase in our percentage of work as a prime contractor. As a percentage of revenues, other direct costs, which include subcontractors and third party equipment and materials used in the performance of our contracts, decreased from 51.3% for the year ended December 31, 2011 to 49.6% for the same period in 2012 due to a reduction in other direct costs on the C4ISR support contracts.

General and administrative expenses

The increase in general and administrative expense was primarily due to our acquisitions and facility related costs from newly leased office space. We expect general and administrative expenses as a percentage of revenues in 2013 to decline slightly compared to 2012 as we have instituted numerous cost reduction initiatives.

Other income (expense), net

The decrease in other income (expense), net was due to the sale of our investment in NetWitness in April 2011, which resulted in a gain of $3.7 million for the year ended December 31, 2011.

Provision for income taxes

Our effective income tax rates were 38.7% and 38.1% for the years ended December 31, 2012 and 2011, respectively. Our tax rate is affected by recurring items, such as tax rates and the relative amount of income we earn in jurisdictions, which we expect to be fairly consistent in the near term. It is also affected by discrete items that may occur in any given year, but are not consistent from year to year. The difference between our statutory U.S. federal income tax rate of 35.0% and our effective tax rate is state income taxes and non-deductible compensation.

Net income

The decrease was due to lower revenues, increased general and administrative expenses and margin pressure on our new contracts, both from the shift in contract type to cost-reimbursable and increased competitive market place. We expect additional pressure on future levels of net income as a percentage of revenues as the trend towards cost-reimbursable contract awards, increased competition and pricing pressures continue to impact our operating margin.

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

Cost of services

The increase in cost of services was primarily due to our acquisitions and continued organic growth. Direct labor costs, which include applicable fringe benefits and overhead, increased 8.2% for the year ended December 31, 2011 over the same period in 2010, primarily due to our acquisitions. As a percentage of revenues, direct labor costs decreased to 34.2% for the year ended December 31, 2011, as compared to 34.8% for the same period in 2010. Other direct costs, which include subcontractors and third party equipment and materials used in the performance of our contracts, increased by 13.1% for the year ended December 31, 2011 over the same period in 2010. As a percentage of revenues, other direct costs increased from 50.0% for the year ended December 31, 2010 to 51.3% for the same period in 2011. The increase of other direct costs as a percentage of revenues was primarily due to increasing subcontractor costs related to our increasing position as a prime on contracts.

General and administrative expenses

The increase in general and administrative expense was primarily due our acquisitions, higher bid and proposal expenses driven by a few large proposals, higher expenses for non-recurring legal services related to a case in which the Company is the plaintiff and stock-based compensation expenses increased due to higher forfeitures in 2010 resulting from the resignation of the Company's former Chief Operating Officer. As a percentage of revenues, general and administrative expenses decreased due to the leveraging of our general and administrative expense over a larger base.

Interest expense

The increase in interest expense was primarily related to our 7.25% senior unsecured notes being outstanding for all of 2011 as compared to nine months of 2010. We incurred $15.0 million of interest expense for the year ended December 31, 2011 related to our 7.25% senior unsecured notes issued in April 2010.

Other income (expense), net

The increase in other income (expense), net was due to the sale of our investment in NetWitness, which resulted in a gain of $3.7 million for the year ended December 31, 2011.

Provision for income taxes

Our effective income tax rates were 38.1% and 38.2% for the years ended December 31, 2011 and 2010, respectively.

Net income

The increase in net income was due to higher revenues as well as a gain we recorded due to the sale of an investment.

Backlog

For the years ended December 31, 2012, 2011 and 2010 our backlog was $6.5 billion, $4.7 billion and $4.9 billion, respectively, of which $1.8 billion, $1.3 billion and $1.6 billion, respectively, was funded backlog. Backlog represents estimates that we calculate on a consistent basis. For additional information on how we compute backlog, see “Backlog” in Item 1 “Business.”

Liquidity and Capital Resources

Historically, our primary liquidity needs have been the financing of acquisitions, working capital, payment under our cash dividend program and capital expenditures. Our primary sources of liquidity are cash provided by operations and our revolving credit facility.

On December 31, 2012, the Company's cash and cash equivalents balance was $134.9 million.  At December 31, 2012, there was no outstanding balance under our revolving credit facility. At December 31, 2012, we were contingently liable under letters of credit totaling $0.2 million, which reduces our ability to borrow under our revolving credit facility by that amount. The maximum available borrowings under our revolving credit facility at December 31, 2012 was $499.8 million. At December 31, 2012, we had $200.0 million outstanding of our 7.25% senior unsecured notes.

Generally, cash provided by operating activities is adequate to fund our operations, including payments under our regular cash dividend program. Due to fluctuations in our cash flows and level of operations, it is necessary from time-to-time to increase borrowings under our revolving credit facility to meet cash demands.

Net cash flows from operating activities

	Year Ended December 31,
	2012	2011	2010
	(in thousands)
Net cash flow from operating activities	$126,258	$221,355	$171,445

Our operating cash flow is primarily affected by our ability to invoice and collect from our customers in a timely manner, our ability to manage our vendor payments and the overall profitability of our contracts. We bill most of our customers monthly after services are rendered. Cash flow from operations decreased during the year ended December 31, 2012 compared to the same period in 2011 due to decreased billings in excess, lower net income, increased contractual inventory, timing of salaries payable and an increase in our days sales outstanding (DSO), which were partially offset by timing of vendor payables and deferred income taxes. Contractual inventory relates to equipment on one of our intelligence contracts that was delivered in 2013. Our accounts receivable DSO ratio, based on fourth quarter sales, was 79 and 71 at December 31, 2012 and 2011, respectively. Increased cash flow from operations during the year ended December 31, 2011 compared to the same period in 2010 was due to increased receivables, depreciation expense and billings in excess of revenue earned primarily related to a contract to provide mobile telecommunication services in Afghanistan, and net income, partially offset by the timing of vendor payables and decreased deferred income taxes.

Net cash flows from investing activities

	Year Ended December 31,
	2012	2011	2010
	(in thousands)
Net cash flow from investing activities	$(76,009)	$(165,475)	$(382,161)

Our cash flow from investing activities consists primarily of business acquisitions and expenditures related to equipment, leasehold improvements and software. Cash outflows for the year ended December 31, 2012 were due to the acquisition of the business of HBGary, Inc. for $23.8 million and Evolvent Technologies, Inc. for $38.9 million net of cash acquired and capital expenditures of $14.9 million. Cash outflows in 2011 were due to the purchase of property and equipment of $54.5 million primarily related to a mobile telecommunication network built for use on one of our contracts in Afghanistan and the acquisition of WINS for $87.1 million and TranTech for $20.2 million. Cash outflows in 2010 were primarily due to the acquisitions of STI, S&IS and MTCSC as well as capital expenditures for $13.3 million.

Net cash flows from financing activities

	Year Ended December 31,
	2012	2011	2010
	(in thousands)
Net cash flow from financing activities	$(29,836)	$(26,226)	$209,355

Cash outflow from financing activities during 2012 resulted primarily from the dividends paid of $31.0 million, offset by the proceeds from the exercise of stock options for $1.1 million. Cash outflow from financing during 2011 resulted primarily from the dividends paid of $30.8 million and debt issuance costs of $3.9 million for our revolving credit facility, offset by the proceeds from the exercise of stock options for $8.2 million. Cash flow from financing during 2010 resulted primarily from the issuance of 7.25% senior unsecured notes for $200.0 million and the proceeds from the exercise of stock options for $13.8 million, offset by debt issuance costs of $5.0 million.

Revolving Credit Facility

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

The terms of the credit agreement permit prepayment and termination of the loan commitments at any time, subject to certain conditions. The credit agreement requires the Company to comply with specified financial covenants, including the maintenance of a certain leverage ratios and a certain fixed charge coverage ratio. The credit agreement also contains various covenants, including affirmative covenants with respect to certain reporting requirements and maintaining certain business activities, and negative covenants that, among other things, may limit or impose restrictions on our ability to incur liens, incur additional indebtedness, make investments, make acquisitions and undertake certain additional actions. As of, and during, December 31, 2012 and 2011, we were in compliance with our financial covenants under the credit agreement.

There was no outstanding balance on our revolving credit facility at December 31, 2012 and 2011.

7.25% Senior Unsecured Notes

We have $200.0 million in aggregate principal amount of 7.25% senior unsecured notes that are registered under the Securities Act of 1933, as amended. The 7.25% senior unsecured notes were issued April 13, 2010.

The indenture governing the 7.25% senior unsecured notes contains customary events of default, as well as restrictive covenants, which, subject to important exceptions and qualifications specified in such indenture, will, among other things, limit our ability and the ability of our subsidiaries that guarantee the 7.25% senior unsecured notes to: pay dividends or distributions, repurchase equity, prepay subordinated debt or make certain investments; incur additional debt or issue certain disqualified stock and preferred stock; incur liens on assets; merge or consolidate with another company or sell all or substantially all assets; and allow to exist certain control provisions. As of December 31, 2012 and 2011, the Company was in compliance with all covenants required by the indenture.

Capital Resources

We believe the capital resources available to us from cash on hand of $134.9 million at December 31, 2012, our $500.0 million capacity under our revolving credit facility and cash from our operations are adequate to fund our anticipated cash requirements for at least the next year, including payments under our regular cash dividend program. We anticipate financing our external growth from acquisitions and our longer-term internal growth through one or more of the following sources: cash from operations; use of our revolving credit facility; additional senior unsecured notes; and additional borrowing or issuance of equity.

Short-Term Borrowings

From time to time, we borrow funds against our revolving credit facility for working capital requirements and funding of operations, as well as acquisitions. Borrowings under our revolving credit facility bear interest at one of the following variable rate as selected by the Company at the time of the borrowing: a LIBOR based rate plus market spreads (1.25% to 2.25% based on the Company's consolidated total leverage ratio) or the Bank of America's base rate plus market spreads (0.25% to 1.25% based on the Company's consolidated total leverage ratio). In April of 2010, we used the proceeds from the issuance of the 7.25% senior unsecured notes to repay all outstanding borrowings under our revolving credit facility. In the next year we may use, as needed, our revolving credit facility or additional sources of borrowings in order to fund anticipated cash requirements.

The following table summarizes the activity under our revolving credit facility for the years ended December 31, 2012, 2011 and 2010:

	Year Ended December 31,
	2012	2011	2010
	(in thousands)
Borrowings under revolving credit facility	$9,000	$—	$287,700
Repayment of borrowings under revolving credit facility	$(9,000)	$—	$(287,700)

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

Dividend

During the year ended December 31, 2012, we declared and paid quarterly dividends, each in the amount of $0.21 per share on all issued and outstanding shares of common stock. During the year ended December 31, 2011, we declared and paid semi-annual dividends, each in the amount of $0.42 per share on all issued and outstanding shares of common stock. While we expect to continue the regular cash dividend program, any future dividends declared will be at the discretion of our Board of Directors and will depend, among other factors, upon our results of operations, financial condition and cash requirements, as well as such other factors our Board or Directors deems relevant.

Off-Balance Sheet Arrangements

None.

Contractual Obligations

Our contractual obligations as of December 31, 2012 are as follows (in thousands):

	Payments Due By Period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Debt obligations (1)	$200,000	$—	$—	$—	$200,000
Interest on fixed rate debt (1)	79,750	14,500	29,000	29,000	7,250
Operating lease obligations (2)	210,807	31,350	50,120	40,730	88,607
Other long-term liabilities (3)	10,754	1,632	2,673	1,289	5,160
Accrued defined benefit obligations (4)	1,400	139	269	253	739
Total	$502,711	$47,621	$82,062	$71,272	$301,756

(1)	See Note 8 to our consolidated financial statements in Item 8 for additional information regarding debt and related matters.

(2)	Excludes approximately $9.3 million of deferred rent liabilities. See Note 9 to our consolidated financial statements in Item 8 for additional information regarding operating leases.

(3)
Includes approximately $9.3 million of deferred rent liabilities as well as gross unrecognized tax benefits of $1.4 million. See Note 9 to our consolidated financial statements in Item 8 for additional information regarding deferred rent liabilities. See Note 12 to our consolidated financial statements in Item 8 for additional information regarding gross unrecognized tax benefits.

(4)
Includes approximately $1.4 million of unfunded pension obligations related to nonqualified supplemental defined benefit pension plans for certain retired employees of an acquired company, which is included in the accrued retirement amount on our consolidated balance sheets. Excludes liabilities related to one non-qualified deferred compensation plan for certain highly compensated employees, which are included in the accrued retirement amount on our consolidated balance sheets. The funds deferred by the employees are invested and maintained in rabbi trusts, which are reflected in the employee supplemental savings plan assets on our consolidated balance sheets. These liabilities will be satisfied by assets held in rabbi trusts. See Note 11 to our consolidated financial statements in Item 8 for additional information regarding retirement plans.

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

We derive the majority of our revenues from cost-plus-fixed-fee, cost-plus-award-fee, firm-fixed-price or time-and-materials contracts. Revenues for cost-reimbursable contracts are recorded as reimbursable costs are incurred, including an estimated share of the applicable contractual fees earned. For performance-based fees under cost-reimbursable contracts, that are subject to the provisions of ASC 605-35, Construction-Type and Certain Production-Type Contracts, we recognize the relevant portion of the expected fee to be awarded by the customer at the time such fee can be reasonably estimated, based on factors such as our prior award experience and communications with the customer regarding performance. For cost-reimbursable contracts with performance-based fee incentives that are subject to the provisions of SEC Topic 13, Revenue Recognition, we recognize the relevant portion of the fee upon customer approval. For time-and-materials contracts, revenues are recognized to the extent of billable rates times hours delivered plus materials and other reimbursable costs incurred. For long-term fixed-price production contracts, revenues are recognized at a rate per unit as the units are delivered or by other methods to measure services provided. Revenues from other long-term fixed-price contracts are recognized ratably over the contract period or by other appropriate methods to measure services provided. Contract costs are expensed as incurred except for certain limited long-term contracts noted below. For long-term contracts, specifically described in the scope section of ASC 605-35, we apply the percentage of completion method. Under the percentage of completion method, income is recognized at a consistent profit margin over the period of performance based on estimated profit margins at completion of the contract. This method of accounting requires estimating the total revenues and total contract cost at completion of the contract. During the performance of long-term contracts, these estimates are periodically reviewed and revisions are made as required using the cumulative catch-up method of accounting. The impact on revenues and contract profit as a result of these revisions is included in the periods in which the revisions are made. This method can result in the deferral of costs or the deferral of profit on these contracts. Because we assume the risk of performing a fixed-price contract at a set price, the failure to accurately estimate ultimate costs or to control costs during performance of the work could result, and in some instances has resulted, in reduced profits or losses for such contracts. Both the individual changes in contract estimates and aggregate net changes in contract estimates recognized using the cumulative catch-up method of accounting were not material to the consolidated statement of operations for all periods presented. Estimated losses on contracts at completion are recognized when identified. In certain circumstances, revenues are recognized when contract amendments have not been finalized.

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

Accounting Standards Updates

In July 2012, Accounting Standard Update No. 2012-02, Intangibles - Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment, was issued. The amendments in this Update apply to all entities, both public and nonpublic, that have indefinite-lived intangible assets, other than goodwill, reported in their financial statements. In accordance with the amendments in this Update, an entity has the option first to assess qualitative factors to determine whether the existence of events and circumstances indicates that it is more likely than not that the indefinite-lived intangible asset is impaired. If, after assessing the totality of events and circumstances, an entity concludes that it is not more likely than not that the indefinite-lived intangible asset is impaired, then the entity is not required to take further action. However, if an entity concludes otherwise, then it is required to determine the fair value of the indefinite-lived intangible asset and perform the quantitative impairment test by comparing the fair value with the carrying amount in accordance with Subtopic 350-30. An entity also has the option to bypass the qualitative assessment for any indefinite-lived intangible asset in any period and proceed directly to performing the quantitative impairment test. An entity will be able to resume performing the qualitative assessment in any subsequent period. In conducting a qualitative assessment, an entity should consider the extent to which relevant events and circumstances, both individually and in the aggregate, could have affected the significant inputs used to determine the fair value of the indefinite-lived intangible asset since the last assessment. An entity also should consider whether there have been changes to the carrying amount of the indefinite-lived intangible asset when evaluating whether it is more likely than not that the indefinite-lived intangible asset is impaired. An entity should consider positive and mitigating events and circumstances that could affect its determination of whether it is more likely than not that the indefinite-lived intangible asset is impaired. An entity should refer to the examples in paragraph 350-30-35-18B(a) through (f) for guidance about the types of events and circumstances that it should consider in evaluating whether it is more likely than not that an indefinite-lived intangible asset is impaired. If an entity has made a recent fair value calculation that indicated a difference between the fair value and the then carrying amount of an indefinite-lived intangible asset, that difference also should be included as a factor in considering whether it is more likely than not that the indefinite-lived intangible asset is impaired. The amendments are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted, including for annual and interim impairment tests performed as of a date before July 27, 2012, if a public entity's financial statements for the most recent annual or interim period have not yet been issued or, for nonpublic entities, have not yet been made available for issuance. The adoption of Accounting Standard Update No. 2012-02 is not expected to have an impact on the Company's results of operations or financial position.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

Our exposure to market risk relates to changes in interest rates for borrowings under our revolving credit facility. At December 31, 2012, we had no outstanding balance on our revolving credit facility. Borrowings under our revolving credit facility bear interest at variable rates. A hypothetical 10% increase in interest rates would have no effect on our annual interest expense for the year ended December 31, 2012.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
ManTech International Corporation
Fairfax, Virginia
We have audited the accompanying consolidated balance sheets of ManTech International Corporation and subsidiaries (the "Company") as of December 31, 2012 and 2011, and the related consolidated statements of income, comprehensive income, changes in stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2012.  Our audits also included the financial statement schedule listed in the Index at Item 15.  These financial statements and financial statement schedule are the responsibility of the Company's management.  Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of ManTech International Corporation and subsidiaries as of December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2012, in conformity with accounting principles generally accepted in the United States of America.  Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2012, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 22, 2013 expressed an unqualified opinion on the Company's internal control over financial reporting.
/s/ DELOITTE & TOUCHE LLP

McLean, Virginia
February 22, 2013

MANTECH INTERNATIONAL CORPORATION
CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands, Except Share Amounts)

	December 31,
	2012	2011
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$134,896	$114,483
Receivables—net	548,309	540,468
Contractual inventory	34,762	—
Prepaid expenses and other	27,185	33,115
Total Current Assets	745,152	688,066

Property and equipment—net	28,588	47,435
Goodwill	861,912	808,455
Other intangibles—net	167,910	177,764
Employee supplemental savings plan assets	27,352	25,026
Other assets	10,995	13,460
TOTAL ASSETS	$1,841,909	$1,760,206

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$315,582	$280,277
Accrued salaries and related expenses	52,364	72,467
Billings in excess of revenue earned	15,031	34,956
Deferred income taxes—current	4,266	—
Total Current Liabilities	387,243	387,700

Long-term debt	200,000	200,000
Accrued retirement	29,390	26,155
Other long-term liabilities	9,403	7,871
Deferred income taxes—non-current	50,645	49,223
TOTAL LIABILITIES	676,681	670,949

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Common stock, Class A—$0.01 par value; 150,000,000 shares authorized; 24,093,832 and 23,882,331 shares issued at December 31, 2012 and 2011; 23,849,719 and 23,638,218 shares outstanding at December 31, 2012 and 2011	241	239
Common stock, Class B—$0.01 par value; 50,000,000 shares authorized; 13,192,845 and 13,192,845 shares issued and outstanding at December 31, 2012 and 2011	132	132
Additional paid-in capital	417,917	406,083
Treasury stock, 244,113 and 244,113 shares at cost at December 31, 2012 and 2011	(9,158)	(9,158)
Retained earnings	756,241	692,272
Accumulated other comprehensive loss	(145)	(311)
TOTAL STOCKHOLDERS' EQUITY	1,165,228	1,089,257
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,841,909	$1,760,206
See notes to consolidated financial statements.

MANTECH INTERNATIONAL CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(In Thousands, Except Per Share Amounts)

	Year Ended December 31,
	2012	2011	2010
REVENUES	$2,582,295	$2,869,982	$2,604,038
Cost of services	2,213,894	2,453,679	2,208,631
General and administrative expenses	197,413	188,949	180,267
OPERATING INCOME	170,988	227,354	215,140
Interest expense	(16,304)	(15,791)	(12,567)
Interest income	344	332	361
Other income (expense), net	(74)	3,607	(483)
INCOME FROM OPERATIONS BEFORE INCOME TAXES	154,954	215,502	202,451
Provision for income taxes	(59,935)	(82,196)	(77,355)
NET INCOME	$95,019	$133,306	$125,096

BASIC EARNINGS PER SHARE:
Class A basic earnings per share	$2.57	$3.64	$3.45

Weighted average common shares outstanding	23,727	23,415	22,847

Class B basic earnings per share	$2.57	$3.64	$3.45

Weighted average common shares outstanding	13,193	13,233	13,367

DILUTED EARNINGS PER SHARE:
Class A diluted earnings per share	$2.57	$3.63	$3.43

Weighted average common shares outstanding	23,768	23,530	23,054

Class B diluted earnings per share	$2.57	$3.63	$3.43

Weighted average common shares outstanding	13,193	13,233	13,367

See notes to consolidated financial statements.

MANTECH INTERNATIONAL CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In Thousands)

	Year Ended December 31,
	2012	2011	2010
NET INCOME	$95,019	$133,306	$125,096

OTHER COMPREHENSIVE INCOME (LOSS):
Translation adjustments, net of tax	134	(80)	(70)
Actuarial gain (loss) on defined benefit pension plans, net of tax	32	(76)	87
Total other comprehensive income (loss)	166	(156)	17
COMPREHENSIVE INCOME	$95,185	$133,150	$125,113

See notes to consolidated financial statements.

MANTECH INTERNATIONAL CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(In Thousands)

	December 31,
	2012	2011	2010
Common Stock, Class A
At beginning of year	$239	$234	$226
Stock option exercises	—	3	4
Conversion Class B to Class A common stock	—	1	3
Contribution of Class A common stock to Employee Stock Ownership Plan	2	1	1
At end of year	241	239	234
Common Stock, Class B
At beginning of year	132	133	136
Conversion Class B to Class A common stock	—	(1)	(3)
At end of year	132	132	133
Additional Paid-In Capital
At beginning of year	406,083	385,407	362,730
Stock compensation expense	8,142	9,170	7,443
Stock option exercises	1,147	8,183	13,803
Contribution of Class A common stock to Employee Stock Ownership Plan	3,906	3,559	1,796
Tax benefit (deficiency) from the exercise of stock options	(1,361)	(236)	(365)
At end of year	417,917	406,083	385,407
Treasury Stock, at cost
At beginning of year	(9,158)	(9,114)	(9,114)
Treasury stock acquired	—	(44)	—
At end of year	(9,158)	(9,158)	(9,114)
Retained Earnings
At beginning of year	692,272	589,838	464,742
Net income	95,019	133,306	125,096
Dividends	(31,050)	(30,872)	—
At end of year	756,241	692,272	589,838
Accumulated Other Comprehensive Income (Loss)
At beginning of year	(311)	(155)	(172)
Translation adjustments, net of tax	134	(80)	(70)
Actuarial gain (loss) on defined benefit pension plans, net of tax	32	(76)	87
At end of year	(145)	(311)	(155)
Unearned Employee Stock Ownership Plan Shares
At beginning of year	—	—	(1,083)
(Increase) decrease	—	—	1,083
At end of year	—	—	—
Total Stockholders' Equity	$1,165,228	$1,089,257	$966,343

See notes to consolidated financial statements

MANTECH INTERNATIONAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)

	Year Ended December 31,
	2012	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$95,019	$133,306	$125,096
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation	8,142	9,170	7,443
Excess tax benefits from the exercise of stock options	(46)	(351)	(545)
Deferred income taxes	17,539	(3,259)	4,688
Depreciation and amortization	52,742	55,189	28,878
Gain on sale of investments	—	(3,745)	—
Change in assets and liabilities—net of effects from acquired businesses:
Receivables-net	(1,081)	6,131	(36,226)
Contractual inventory	(34,762)	—	—
Prepaid expenses and other	(4,416)	(5,179)	(4,770)
Accounts payable and accrued expenses	28,187	(1,907)	39,643
Accrued salaries and related expenses	(22,053)	5,261	2,029
Billings in excess of revenue earned	(20,456)	23,846	3,381
Accrued retirement	3,235	366	1,550
Other	4,208	2,527	278
Net cash flow from operating activities	126,258	221,355	171,445

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of businesses, net of cash acquired	(63,093)	(109,043)	(368,853)
Purchases of property and equipment	(11,718)	(54,460)	(10,257)
Investment in capitalized software for internal use	(3,182)	(5,227)	(3,051)
Proceeds from disposition of a business	1,799	—	—
Proceeds from sale of investment	185	3,255	—
Net cash flow from investing activities	(76,009)	(165,475)	(382,161)

CASH FLOWS FROM FINANCING ACTIVITIES:
Dividends paid	(31,029)	(30,846)	—
Proceeds from exercise of stock options	1,147	8,186	13,807
Excess tax benefits from the exercise of stock options	46	351	545
Debt issuance costs	—	(3,873)	(4,997)
Treasury stock acquired	—	(44)	—
Issuance of senior unsecured notes	—	—	200,000
Net cash flow from financing activities	(29,836)	(26,226)	209,355

NET CHANGE IN CASH AND CASH EQUIVALENTS	20,413	29,654	(1,361)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	114,483	84,829	86,190
CASH AND CASH EQUIVALENTS, END OF PERIOD	$134,896	$114,483	$84,829

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest	$15,429	$15,357	$8,908
Noncash investing and financing activities:
Employee Stock Ownership Plan Contributions	$3,868	$4,103	$1,923
See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2012, 2011 and 2010

1. Description of the Business

ManTech International Corporation (depending on the circumstances, “ManTech” “Company” “we” “our” “ours” or “us”) is a leading provider of innovative technologies and solutions for mission-critical national security programs for the intelligence community; departments of Defense, State, Homeland Security, Energy and Justice, including the Federal Bureau of Investigation (FBI); healthcare and space communities; and other U.S. federal government customers. We provide support to critical national security programs for approximately 50 federal agencies through approximately 1,000 current contracts. Our services include the following solution sets that are aligned with the long-term needs of our customers: command, control, communications, computers, intelligence, surveillance and reconnaissance (C4ISR) solutions and services; cyber security; global logistics support; information technology (IT) modernization and sustainment; intelligence/counter-intelligence solutions and support; systems engineering; test and evaluation; environmental, range and sustainability services; and healthcare analytics and IT. We support major national missions, such as military readiness and wellness, terrorist threat detection, information security and border protection. Our employees operate primarily in the United States, as well as numerous locations internationally.

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

We determine whether we have a controlling financial interest in a Variable Interest Entity (VIE). The reporting entity with a variable interest or interest that provides the reporting entity with a controlling financial interest in a VIE will have both (a) the power to direct the activities of a VIE that most significantly impact the VIE's economic performance and (b) the obligation to absorb losses of the VIE that could potentially be significant to the VIE or the right to receive benefits from the VIE that could potentially be significant to the VIE.

We have one entity that has been consolidated as a VIE. The purpose of the entity is to perform on certain U.S. Navy contracts. The maximum amount of loss we are exposed to as of December 31, 2012 was not material to our consolidated financial statements.

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

Revenue Recognition-We derive the majority of our revenues from cost-plus-fixed-fee, cost-plus-award-fee, firm-fixed-price or time-and-materials contracts. Revenues for cost-reimbursable contracts are recorded as reimbursable costs are incurred, including an estimated share of the applicable contractual fees earned. For performance-based fees under cost-reimbursable contracts, that are subject to the provisions of ASC 605-35, Construction-Type and Certain Production-Type Contracts, we recognize the relevant portion of the expected fee to be awarded by the customer at the time such fee can be reasonably estimated, based on factors such as our prior award experience and communications with the customer regarding performance. For cost-reimbursable contracts with performance-based fee incentives that are subject to the provisions of SEC Topic 13, Revenue Recognition, we recognize the relevant portion of the fee upon customer approval. For time-and-materials contracts, revenues are recognized to the extent of billable rates times hours delivered plus materials and other reimbursable costs incurred. For long-term fixed-price production contracts, revenues are recognized at a rate per unit as the units are delivered or by other methods to measure services provided. Revenues from other long-term fixed-price contracts are recognized ratably over the contract period or by other appropriate methods to measure services provided. Contract costs are expensed as incurred except for certain limited long-term contracts noted below. For long-term contracts, specifically described in the scope section of ASC 605-35, we apply the percentage of completion method. Under the percentage of completion method, income is recognized at a consistent profit margin over the period of performance based on estimated profit margins at completion of the contract. This method of accounting requires estimating the total revenues and total contract cost at completion of the contract. During the performance of long-term contracts, these estimates are periodically reviewed and revisions are made as required using the cumulative catch-up method of accounting. The impact on revenues and contract profit as a result of these revisions is included in the periods in which the revisions are made. This method can result in the deferral of costs or the deferral of profit on these contracts. Because we assume the risk of performing a fixed-price contract at a set price, the failure to accurately estimate ultimate costs or to control costs during performance of the work could result, and in some instances has resulted, in reduced profits or losses for such contracts. Both the individual changes in contract estimates and aggregate net changes in contract estimates recognized using the cumulative catch-up method of accounting were not material to the consolidated statement of operations for all periods presented. Estimated losses on contracts at completion are recognized when identified. In certain circumstances, revenues are recognized when contract amendments have not been finalized.

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

Contractual Inventory-Inventory consists of finished goods purchased for a specific contract.

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

Software Development Costs-We account for software development costs related to software products for sale, lease or otherwise marketed in accordance with ASC 985-20, Costs of Software to be Sold, Leased, or Marketed. For projects fully funded by us, development costs are capitalized from the point of demonstrated technological feasibility until the point in time that the product is available for general release to customers. Once the product is available for general release, capitalized costs are amortized based on units sold or on a straight-line basis over a five-year period or other such shorter period as may be required. We recorded $0, $0 and $0.2 million per year of amortization expense on capitalized software cost for sale for the years ended December 31, 2012, 2011 and 2010, respectively. There were no capitalized software costs for sale included in other intangibles, net at December 31, 2012 and 2011.

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

We review goodwill at least annually for impairment, or whenever events or circumstances indicate that the carrying value of long-lived assets may not be fully recoverable. We have elected to perform our annual review during the second quarter of each calendar year. If any impairment was indicated as a result of a review, we would recognize a loss based on the amount by which the carrying amount exceeds the estimated fair value. No adjustments were necessary as a result of our annual review during the quarter ended June 30, 2012.

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

Accounting Standards Updates

In July 2012, Accounting Standard Update No. 2012-02, Intangibles - Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment, was issued. The amendments in this Update apply to all entities, both public and nonpublic, that have indefinite-lived intangible assets, other than goodwill, reported in their financial statements. In accordance with the amendments in this Update, an entity has the option first to assess qualitative factors to determine whether the existence of events and circumstances indicates that it is more likely than not that the indefinite-lived intangible asset is impaired. If, after assessing the totality of events and circumstances, an entity concludes that it is not more likely than not that the indefinite-lived intangible asset is impaired, then the entity is not required to take further action. However, if an entity concludes otherwise, then it is required to determine the fair value of the indefinite-lived intangible asset and perform the quantitative impairment test by comparing the fair value with the carrying amount in accordance with Subtopic 350-30. An entity also has the option to bypass the qualitative assessment for any indefinite-lived intangible asset in any period and proceed directly to performing the quantitative impairment test. An entity will be able to resume performing the qualitative assessment in any subsequent period. In conducting a qualitative assessment, an entity should consider the extent to which relevant events and circumstances, both individually and in the aggregate, could have affected the significant inputs used to determine the fair value of the indefinite-lived intangible asset since the last assessment. An entity also should consider whether there have been changes to the carrying amount of the indefinite-lived intangible asset when evaluating whether it is more likely than not that the indefinite-lived intangible asset is impaired. An entity should consider positive and mitigating events and circumstances that could affect its determination of whether it is more likely than not that the indefinite-lived intangible asset is impaired. An entity should refer to the examples in paragraph 350-30-35-18B(a) through (f) for guidance about the types of events and circumstances that it should consider in evaluating whether it is more likely than not that an indefinite-lived intangible asset is impaired. If an entity has made a recent fair value calculation that indicated a difference between the fair value and the then carrying amount of an indefinite-lived intangible asset, that difference also should be included as a factor in considering whether it is more likely than not that the indefinite-lived intangible asset is impaired. The amendments are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted, including for annual and interim impairment tests performed as of a date before July 27, 2012, if a public entity's financial statements for the most recent annual or interim period have not yet been issued or, for nonpublic entities, have not yet been made available for issuance. The adoption of Accounting Standard Update No. 2012-02 is not expected to have an impact on the Company's results of operations or financial position.

3. Acquisitions

Our acquisitions have been accounted for using the acquisition method of accounting under ASC 805, Business Combinations.

HBGary, Inc.-On April 2, 2012, we completed the acquisition of certain assets of HBGary, Inc. (HBGary). The results of HBGary's operations have been included in our consolidated financial statements since that date. The acquisition was completed through an asset purchase agreement dated February 27, 2012, by and among a subsidiary of ManTech International Corporation, HBGary and the shareholders of HBGary. HBGary provides a comprehensive suite of software products to detect, analyze and diagnose Advance Persistent Threats and targeted malware. The company has customers in the financial services, energy, critical infrastructure and technology sectors. This acquisition broadened our cyber security solution capability for customers. ManTech funded the acquisition with cash on hand. The preliminary purchase price was $23.8 million and may increase or decrease depending on the finalization of the post-closing working capital adjustment. The asset purchase agreement did not contain provisions for contingent consideration.

Revenues were $3.2 million and net loss was $3.2 million for the period from April 2, 2012 to December 31, 2012. For the year ended December 31, 2012, ManTech incurred approximately $0.8 million of acquisition costs related to the HBGary transaction, which are included in the general and administrative expense in our consolidated statement of income.

The preliminary purchase price of $23.8 million was allocated to the underlying assets and liabilities based on their fair value at the date of acquisition. Total assets were $24.6 million, including goodwill and intangible assets recognized in connection with the acquisition, and total liabilities were $0.8 million. Included in total assets were $3.1 million in acquisition related intangibles assets. We recorded goodwill of $20.1 million, which will be deductible for tax purposes over 15 years, assuming adequate levels of taxable income. Recognition of goodwill is largely attributed to the value paid for HBGary's capabilities in providing cyber service and product solutions to both federal and commercial customers.

The components of other intangible assets associated with the acquisition were developed technology, customer relationships and trademark valued at $2.0 million, $0.9 million and $0.2 million, respectively. Developed technology represents the software developed by HBGary to detect, analyze and diagnose Advanced Persistent Threats and targeted malware. Customer relationship represent the underlying relationship with HBGary customers in the financial services, energy, critical infrastructure and technology sectors. Trademark represents the HBGary trade name that is recognized in the industry. Developed technology, customer relationships and trademark are amortized straight-line over their estimate useful lives of approximately 3 years, 2 years and 2 years, respectively. The weighted-average amortization period for the intangible assets is 2.5 years.

Evolvent Technologies, Inc.-On January 6, 2012, we completed the acquisition of Evolvent Technologies, Inc. (Evolvent). The results of Evolvent's operations have been included in our consolidated financial statements since that date. The acquisition was completed through an equity purchase agreement dated January 6, 2012, by and among ManTech, shareholders and warrantholders of the parent of Evolvent, Evolvent and Prudent Management, LLC in its capacity as the sellers' representative. Evolvent provides services in clinical IT, clinical business intelligence, imaging cyber security, behavioral health, tele-health, software development and systems integration. Its systems and processes enable better decision-making at the point of care and full integration of medical information across different platforms. This acquisition has enabled ManTech to expand its customer relationships and deliver IT solutions through Evolvent's existing relationships with the Department of Defense health organizations, the Veterans Administration and the Department of Health and Human Services. ManTech funded the acquisition with cash on hand. The equity purchase agreement did not contain provisions for contingent consideration.

Revenues were $27.9 million and net income was $0.3 million for the period from January 6, 2012 to December 31, 2012. For the year ended December 31, 2012, the Company incurred $0.2 million of acquisition costs associated with the Evolvent transaction, which are included in general and administrative expense in our consolidated statement of income.

The purchase price of $39.9 million was allocated to the underlying assets and liabilities based on their fair value at the date of acquisition. Total assets were $46.9 million, including goodwill and intangible assets recognized in connection with the acquisition, and total liabilities were $7.0 million. Included in total assets were $3.7 million in acquisition related intangible assets. We recorded goodwill of $33.2 million, which is not deductible for tax purposes. Recognition of goodwill is largely attributed to the highly skilled employees and the value paid for Evolvent's capabilities in providing IT services and solutions to the federal government healthcare sector.

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

Worldwide Information Network Systems, Inc.-On November 15, 2011, we completed the acquisition of Worldwide Information Network Systems, Inc. (WINS). The results of WINS' operations have been included in our consolidated financial statements since that date. The acquisition was completed through a stock purchase agreement dated October 26, 2011, by and among a subsidiary of ManTech International Corporation, WINS and its sole shareholder. WINS provides IT solutions with network engineering and cyber security technical expertise to the Department of Defense, Department of State and other agencies. WINS' largest customer is the Defense Intelligence Agency (DIA) through its prime position on the Solutions for the Information Technology Enterprise (SITE) Indefinite Delivery/Indefinite Quantity contract vehicle. This acquisition broadened our footprint in the high-end defense and intelligence market. The addition of WINS' IT capabilities, its prime position on the DIA SITE contract, support of the Department of State and other contracts will enhance our positioning with important customers and further our growth prospects. ManTech funded the acquisition with cash on hand. The stock purchase agreement did not contain provisions for contingent consideration.

The Company incurred in fiscal year 2011 approximately $0.6 million of acquisition costs related to the WINS transaction, which are included in general and administrative expense in our consolidated statement of income for the year ended December 31, 2011.

The purchase price of $90.4 million was allocated to the underlying assets and liabilities based on their fair values at the date of acquisition. Total assets were $100.5 million, including goodwill and intangible assets recognized in connection with the acquisition, and total liabilities were $10.1 million. Included in total assets were $18.7 million in acquired intangible assets. We recorded goodwill of $62.5 million, which will be deductible for tax purposes over 15 years, assuming adequate levels of taxable income. Recognition of goodwill is largely attributed to the highly skilled employees and the value paid for WINS' capabilities in supporting high-end defense, intelligence and homeland security markets.

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

TranTech, Inc.-On February 11, 2011, we completed the acquisition of TranTech, Inc. (TranTech). The results of TranTech's operations have been included in our consolidated financial statements since that date. The acquisition was completed through a stock purchase agreement dated February 11, 2011, by and among ManTech International Corporation, TranTech and its sole shareholder. TranTech provides information technology, networking and cyber security services to the federal government. This acquisition allows us to continue extending our presence in the defense, security and intelligence communities, and to offer comprehensive solutions through a prime position on the Defense Information Systems Agency ENCORE II contract. ManTech funded the acquisition with cash on hand. The stock purchase agreement did not contain provisions for contingent consideration.

The Company incurred in fiscal year 2011 approximately $0.3 million of acquisition costs related to the TranTech transaction, which are included in general and administrative expense in our consolidated statement of income for the year ended December 31, 2011.

The purchase price of $21.5 million was allocated to the underlying assets and liabilities based on their fair value at the date of acquisition. Total assets were $23.8 million, including goodwill and intangible assets recognized in connection with the acquisition, and total liabilities were $2.3 million. Included in total assets were $5.0 million in acquired intangible assets. We recorded goodwill of $14.6 million, which will be deductible for tax purposes over 15 years, assuming adequate levels of taxable income. Recognition of goodwill is largely attributed to the value paid for TranTech's capabilities in supporting high-end defense, intelligence and homeland security markets.

In allocating the purchase price, we consider among other factors, analyses of historical financial performance and estimates of future performance of TranTech's contracts. The components of other intangible assets associated with the acquisition were customer relationships and backlog valued at $4.6 million and $0.4 million, respectively. Customer contracts and related relationships represent the underlying relationships and agreements with TranTech's existing customers. Customer relationships and backlog are amortized over their estimated useful lives of 20 years and 1 year, respectively, using the pattern of benefits method. The weighted-average amortization period for the intangibles assets is 18.5 years.

MTCSC, Inc.-On December 23, 2010, we completed the acquisition of MTCSC, Inc. (MTCSC). The results of MTCSC's operations have been included in our consolidated financial statements since that date. The acquisition was consummated pursuant to a stock purchase agreement dated November 19, 2010, by and among ManTech International Corporation and MTCSC, Inc and its shareholders. MTCSC provides C4ISR systems, integration, cyber security and network engineering solutions to U.S. government customers. The acquisition allows us to expand our work and direct support to the United States Marine Corp. ManTech funded the acquisition with cash on hand. The stock purchase agreement did not contain provisions for contingent consideration.

The Company incurred in fiscal year 2010 approximately $0.7 million of acquisition costs related to the MTCSC transaction, which are included in general and administrative expense in our consolidated statement of income for the year ended December 31, 2010.

The purchase price of $76.7 million was allocated to the underlying assets and liabilities based on their fair values at the date of acquisition. Total assets were $94.7 million, including goodwill and intangible assets recognized in connection with the acquisition, and total liabilities were $18.0 million. Included in total assets were $8.7 million in acquired intangible assets. We have recorded goodwill of $60.1 million, which will not be deductible for tax purposes. Recognition of goodwill is largely attributed to the highly skilled employees and the value paid for MTCSC's capabilities in supporting high-end defense, intelligence and homeland security markets.

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

QinetiQ North America's Security and Intelligence Solutions Business-On October 8, 2010, we completed the acquisition of certain assets of QinetiQ North America, Inc. (QNA) Security and Intelligence Solutions (S&IS) business unit. The results of S&IS's operations have been included in our consolidated financial statements since that date. The acquisition was completed through an asset purchase agreement dated September 29, 2010, by and among a subsidiary of ManTech International Corporation; QNA, Inc.; and certain subsidiaries of QNA. S&IS provides integrated security solutions to the Department of Defense and the intelligence community. The acquisition is consistent with ManTech's long-term strategy to extend our presence in the defense and intelligence market, allowing us to offer comprehensive solutions for the full range of security threats from physical through cyber. ManTech funded the acquisition with cash on hand. The asset purchase agreement did not contain provisions for contingent consideration.

In fiscal years 2011 and 2010, the Company incurred approximately $0.1 million and $0.7 million, respectively, of acquisition costs related to the S&IS transaction, which are included in general and administrative expense in our consolidated statement of income for the years ended December 31, 2011 and 2010.

The purchase price of $60.0 million was allocated to the underlying assets and liabilities based on their fair values at the date of acquisition. Total assets were $62.0 million, including goodwill and intangible assets recognized in connection with the acquisition, and total liabilities were $2.0 million. Included in total assets were $13.0 million in acquired intangible assets. We have recorded goodwill of $40.3 million, which will be deductible for tax purposes over 15 years, assuming adequate levels of taxable income. Recognition of goodwill is largely attributed to the highly skilled employees and the value paid for S&IS's capability in supporting high-end defense, intelligence and homeland security markets.

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

Sensor Technologies Inc.-On January 15, 2010, we completed the acquisition of all outstanding equity interests of Sensor Technologies Inc. (STI), a privately-held company. The results of STI's operations have been included in our consolidated financial statements since that date. The acquisition was consummated pursuant to a stock purchase agreement, dated December 18, 2009, by and among ManTech, STI, certain shareholders of STI and certain persons acting as a representative for the shareholders of STI. STI provides mission-critical systems engineering and C4ISR services and solutions to the Department of Defense. STI's largest customer was the U.S. Army through its prime position on the S3 Indefinite Delivery/Indefinite Quantity contract. The acquisition of STI is consistent with our long-term strategy to broaden our footprint in the high-end defense and intelligence market, allowing us to expand our work with the Department of Defense and our direct support of the U.S. Army as it continues its overseas operations. ManTech funded the acquisition through a combination of cash on hand and borrowings under our revolving credit facility. The stock purchase agreement did not contain provisions for contingent consideration.

In fiscal year 2010, the Company incurred $0.2 million of acquisition costs related to STI transaction, which are included in general and administrative expense in our consolidated statement of income for the year ended December 31, 2010.

The purchase price of $241.4 million was allocated to underlying assets and liabilities based on their estimated fair values at the date of acquisition. The purchase price allocation included goodwill and other intangible assets. Recognition of goodwill was largely attributed to the highly skilled employees of STI, their presence in the high-end defense and intelligence market place. Assuming adequate levels of taxable income, the goodwill is deductible for tax purposes over 15 years. The following table represents the purchase price allocation (in thousands):

Cash and cash equivalents	$5,310
Receivables	69,870
Prepaid expenses and other	1,033
Property and equipment	357
Other intangibles	93,289
Other assets	65
Goodwill	143,772
Accounts payable and accrued expenses	(69,185)
Accrued salaries and related expenses	(3,087)
Other long-term liabilities	(62)
Purchase price	$241,362

Pursuant to the stock purchase agreement, the seller has agreed to indemnify the buyer for tax liabilities arising in connection with the operation of STI's business on or before January 15, 2010 or owing by any person for which STI may be liable as a result of the transactions or circumstances occurring or existing on or before January 15, 2010. As of January 15, 2010, STI's tax liabilities were approximately $0.8 million, resulting in related indemnification assets of $0.8 million.

In allocating the purchase price, we considered among other factors, analysis of historical financial performance and estimates of future performance of STI's contracts. The components of other intangible assets associated with the acquisition were customer relationships, backlog and non-compete agreements valued at $85.2 million, $7.8 million and $0.3 million, respectively. Customer contracts and related relationships represent the underlying relationships and agreements with STI's existing customers. Non-compete agreements represent the estimated value of the seller not competing with the Company for 4 years. Customer relationships, backlog and non-compete agreements are amortized over their estimated useful lives of 20 years, 1 year and 4 years, respectively, using the pattern of benefits method. The weighted-average amortization period for the intangible assets is 18.4 years.

Pro Forma Financial Information-We calculated the following unaudited pro forma amounts as if our acquisitions had occurred on January 1, 2011. Our consolidated pro forma revenue would have been $2,584.5 million and $2,980.3 million and our consolidated pro forma net income would have been $95.9 million and $130.5 million for the years ended December 31, 2012 and 2011, respectively.

4. Earnings per Share

Under ASC 260, Earnings per Share, the two-class method is an earnings allocation formula that determines earnings per share for each class of common stock according to dividends declared (or accumulated) and participation rights in undistributed earnings. Under that method, basic and diluted earnings per share data are presented for each class of common stock.

In applying the two-class method, we determined that undistributed earnings should be allocated equally on a per share basis between Class A and Class B common stock. Under the Company's Certificate of Incorporation, the holders of the common stock are entitled to participate ratably, on a share-for-share basis as if all shares of common stock were of a single class, in such dividends, as may be declared by the Board of Directors. During 2012, we declared and paid quarterly dividends, each in the amount of $0.21 per share on both classes of common stock. During 2011, we declared and paid semi-annual dividends, each in the amount of $0.42 per share on both classes of common stock.

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

The calculation of numerator and denominator in earnings per share is computed as follows (in thousands):

	Year Ended December 31,
	2012	2011	2010
Numerator for net income per Class A and Class B common stock:
Distributed earnings	$31,050	$30,872	$—
Undistributed earnings	$63,969	$102,434	$125,096
Net income	$95,019	$133,306	$125,096

Numerator for basic net income Class A common stock	$61,065	$85,172	$78,921
Numerator for basic net income Class B common stock	$33,954	$48,134	$46,175

Numerator for diluted net income Class A common stock	$61,103	$85,323	$79,183
Numerator for diluted net income Class B common stock	$33,916	$47,983	$45,913

Basic weighted average common shares outstanding
Class A common stock	23,727	23,415	22,847
Class B common stock	13,193	13,233	13,367

Effect of potential exercise of stock options
Class A common stock	41	115	207
Class B common stock	—	—	—

Diluted weighted average common shares outstanding - Class A	23,768	23,530	23,054

Diluted weighted average common shares outstanding - Class B	13,193	13,233	13,367

For the years ended December 31, 2012, 2011 and 2010, options to purchase 2.9 million, 2.2 million and 1.8 million shares, respectively, were outstanding but not included in the computation of diluted earnings per share because the options' effect would have been anti-dilutive. For the years ended December 31, 2012, 2011 and 2010, shares issued from the exercise of stock options were 38,542; 271,165; and 391,176, respectively.

5. Revenues and Receivables

We deliver a broad array of information technology and technical services solutions under contracts with the U.S. government, state and local governments and commercial customers. Revenues from the U.S. government under prime contracts and subcontracts, as compared to total contract revenues, were approximately 99.2%, 99.2% and 98.7% for the years ended December 31, 2012, 2011 and 2010, respectively. The components of contract receivables are as follows (in thousands):

	December 31,
	2012	2011
Billed receivables	$420,598	$422,954
Unbilled receivables:
Amounts billable	119,893	101,997
Revenues recorded in excess of funding	11,148	19,982
Retainage	6,119	5,264
Allowance for doubtful accounts	(9,449)	(9,729)
Receivables, net	$548,309	$540,468

Amounts billable consist principally of amounts to be billed within the next month. Revenues recorded in excess of funding are billable upon receipt of contractual amendments or other modifications. Revenues recorded in excess of milestone billings on fixed price contracts consist of amounts not expected to be billed within the next month. The retainage is billable upon completion of the contract performance and approval of final indirect expense rates by the government. Accounts receivable at December 31, 2012 are expected to be substantially collected in 2013 except for approximately $1.5 million, of which 91.3% is related to receivables from sales to the U.S. government. The remainder is related to receivables from contracts in which we acted as a subcontractor to other contractors.

The Company does not believe it has significant exposure to credit risk as accounts receivable and the related unbilled amounts are primarily due from the U.S. government. The allowance for doubtful accounts represents the Company's estimate for exposure to compliance, contractual issues and bad debts related to prime contractors.

6. Property and Equipment

Major classes of property and equipment are summarized as follows (in thousands):

	December 31,
	2012	2011
Furniture and equipment	$94,934	$88,623
Leasehold improvements	28,932	23,345
	123,866	111,968
Less: Accumulated depreciation and amortization	(95,278)	(64,533)
Total property and equipment, net	$28,588	$47,435

Depreciation and amortization expense related to property and equipment for the years ended December 31, 2012, 2011 and 2010 was $30.9 million, $33.7 million and $5.0 million, respectively.

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

During the second quarter, we completed our annual goodwill impairment test. The results of step one of this test showed the fair value of all reporting units were substantially in excess of their carrying value, therefore, no impairment losses were identified and performance of step two was not required. We continue to monitor events that could impact our financial outlook and our assets including potential significant reductions in government spending that could adversely impact our financial results and changes in market conditions that could result in a reduction in the fair value of our assets.

The changes in the carrying amounts of goodwill during fiscal years 2012 and 2011 were as follows (in thousands):

Goodwill Balance
Net amount at December 31, 2010	$729,558
Additional consideration for the acquisition of S&IS	148
Additional consideration for the acquisition of MTCSC	2,694
Acquisition-TranTech	14,601
Acquisition-WINS	62,242
Other	(788)
Net amount at December 31, 2011	$808,455
Additional consideration for the acquisition of WINS	212
Acquisition-Evolvent	33,175
Acquisition-HBGary	20,070
Net amount at December 31, 2012	$861,912

Other intangible assets consisted of the following (in thousands):

	December 31, 2012			December 31, 2011
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Other intangible assets:
Contract and program intangibles	$249,882	$92,400	$157,482	$243,082	$75,351	$167,731
Capitalized software cost for internal use	30,985	20,637	10,348	27,231	17,230	10,001
Capitalized software cost for sale	—	—	—	3,729	3,729	—
Other	115	35	80	58	26	32
Total other intangibles, net	$280,982	$113,072	$167,910	$274,100	$96,336	$177,764

Amortization expense relating to intangible assets for the years ended December 31, 2012, 2011 and 2010 was $20.5 million, $20.4 million and $23.3 million, respectively. Amortization expense for the year ended December 31, 2010 included a write down of internally developed software of $0.1 million. The write down was based on a change in the estimated net realizable value of the asset. We estimate that we will have the following amortization expense for the future periods indicated below (in thousands):

Years ending:
December 31, 2013	$20,028
December 31, 2014	$17,837
December 31, 2015	$15,235
December 31, 2016	$13,234
December 31, 2017	$11,516

8. Long-term Debt

Long-term debt consisted of the following (in thousands):

	December 31,
	2012	2011
Revolving credit facility	$—	$—
7.25% senior unsecured notes	200,000	200,000
Long-term debt	$200,000	$200,000

Revolving Credit Facility-We maintain a credit agreement with a syndicate of lenders led by Bank of America, N.A., as administrative agent. The credit agreement provides for a $500.0 million revolving credit facility, with a $25.0 million letter of credit sublimit and a $30.0 million swing line loan sublimit. The credit agreement also contains an accordion feature that permits the Company to arrange with the lenders for the provision of up to $250.0 million in additional commitments. During 2011, we incurred $3.9 million in debt issuance costs related to the credit agreement, which have been deferred and amortized over the term of the agreement. The maturity date for this agreement is October 12, 2016.

Borrowings under our credit agreement are collateralized by substantially all the assets of ManTech and its Material Subsidiaries (as defined in the credit agreement) and bear interest at one of the following variable rates as selected by the Company at the time of borrowing: a London Interbank Offer Rate (LIBOR) based rate plus market-rate spreads (1.25% to 2.25% based on the Company's consolidated total leverage ratio) or Bank of America's base rate plus market spreads (0.25% to 1.25% based on the Company's consolidated total leverage ratio). The aggregate annual weighted average interest rates were 0.05% and 0.00% for the years ended December 31, 2012 and 2011, respectively.

The terms of the credit agreement permit prepayment and termination of the loan commitments at any time, subject to certain conditions. The credit agreement requires the Company to comply with specified financial covenants, including the maintenance of a certain consolidated leverage ratios and a certain fixed charge coverage ratio. The credit agreement also contains various covenants, including affirmative covenants with respect to certain reporting requirements and maintaining certain business activities, and negative covenants that, among other things, may limit or impose restrictions on our ability to incur liens, incur additional indebtedness, make investments, make acquisitions and undertake certain additional actions. As of, and during, December 31, 2012 and 2011, we were in compliance with our financial covenants under the credit agreement.

On October 12, 2011, we terminated the commitments under our prior credit agreement, dated April 30, 2007.

There was no outstanding balance on our revolving credit facility at December 31, 2012 and 2011. The weighted average borrowings under the revolving portion of the facility during the years ended December 31, 2012 and 2011 were $38 thousand and $0, respectively. The maximum available borrowing under the revolving credit facility at December 31, 2012 was $499.8 million. At December 31, 2012 and 2011, we were contingently liable under letters of credit totaling $0.2 million and $1.2 million, respectively, which reduces our availability to borrow under our revolving credit facility.

The following table summarizes the activity under our revolving credit facility for the years ended December 31, 2012, 2011 and 2010:

	Year Ended December 31,
	2012	2011	2010
	(in thousands)
Borrowings under revolving credit facility	$9,000	$—	$287,700
Repayment of borrowings under revolving credit facility	$(9,000)	$—	$(287,700)

7.25% Senior Unsecured Notes-We have $200.0 million in aggregate principal amount of 7.25% senior unsecured notes that are registered under the Securities Act of 1933, as amended. The 7.25% senior unsecured notes were issued April 13, 2010.

The 7.25% senior unsecured notes mature on April 15, 2018 with interest payable semi-annually in April and October. The 7.25% senior unsecured notes were issued at 100% of the aggregate principal amount and are effectively subordinate to the Company's existing and future senior secured debt (to the extent of the value of the assets securing such debt), including debt outstanding under our revolving credit facility. The 7.25% senior unsecured notes may be redeemed, in whole or in part, at any time, at the option of the Company, subject to certain conditions specified in the indenture governing the 7.25% senior unsecured notes. The 7.25% senior unsecured notes are guaranteed, jointly and severally, on a senior unsecured basis by each of our 100% owned domestic subsidiaries that also guarantees debt obligations under our prior revolving credit facility or will guarantee debt obligations under our revolving credit facility.

The fair value of the 7.25% senior unsecured notes as of December 31, 2012 was approximately $211.0 million based on quoted market prices.

The Company incurred approximately $4.9 million in issuance costs, which are being amortized to interest expense over the contractual life of the 7.25% senior unsecured notes using the effective interest rate method, resulting in an effective rate of 7.67%.

The indenture governing the 7.25% senior unsecured notes contains customary events of default, as well as restrictive covenants, which, subject to important exceptions and qualifications specified in such indenture, will, among other things, limit our ability and the ability of our subsidiaries that guarantee the 7.25% senior unsecured notes to: pay dividends or distributions, repurchase equity, prepay subordinated debt or make certain investments; incur additional debt or issue certain disqualified stock and preferred stock; incur liens on assets; merge or consolidate with another company or sell all or substantially all assets; and allow to exist certain control provisions. An event of default under the indenture will allow either the trustee of the notes or the holders of at least 25% in principal amount of the then outstanding notes to accelerate, or in certain cases, will automatically cause the acceleration of, the amounts due under the notes. As of December 31, 2012 and 2011, the Company was in compliance with all required covenants under the indenture.

9. Commitments and Contingencies

Contracts with the U.S. government including subcontracts are subject to extensive legal and regulatory requirements and, from time to time, agencies of the U.S. government, in the ordinary course of business, investigate whether the Company's operations are conducted in accordance with these requirements and the terms of the relevant contracts. U.S. government investigations of the Company, whether related to the Company's U.S. government contracts or conducted for other reasons, could result in administrative, civil or criminal liabilities, including repayments, fines or penalties being imposed upon the Company, or could lead to suspension or debarment from future U.S. government contracting. Management believes it has adequately reserved for any losses that may be experienced from any investigation of which it is aware. The Defense Contract Audit Agency (DCAA) has completed our incurred cost audits through 2002 and the majority of the audits for 2003, 2004 and 2005, with no material adjustments. The remaining audits for 2003 through 2012 are not expected to have a material effect on our financial position, results of operations or cash flow and management believes it has adequately reserved for any losses.

In the normal course of business, we are involved in certain governmental and legal proceedings, claims and disputes and have litigation pending under several suits. We believe that the ultimate resolution of these matters will not have a material effect on our financial position, results of operations or cash flows.

We lease office space and equipment under long-term operating leases. A number of the leases contain renewal options and escalation clauses. At December 31, 2012, aggregate future minimum rental commitments under these leases are as follows (in thousands):

	Office Space	Equipment	Total
Year ending:
December 31, 2013	$31,310	$1,318	$32,628
December 31, 2014	27,382	641	28,023
December 31, 2015	23,799	54	23,853
December 31, 2016	21,569	—	21,569
December 31, 2017	20,309	—	20,309
Thereafter	93,706	—	93,706
Total	$218,075	$2,013	$220,088

Office space and equipment rent expense totaled approximately $52.1 million, $55.2 million and $47.9 million for the years ended December 31, 2012, 2011 and 2010, respectively.

We had $9.3 million and $7.1 million of deferred rent liabilities resulting from recording rent expense on a straight-line basis over the life of the respective lease for the years ended December 31, 2012 and 2011, respectively.

10. Stockholders' Equity and Stock Options

Common Stock-We have 150,000,000 shares of authorized Class A common stock, par value $0.01 per share. We have 50,000,000 shares of authorized Class B common stock, par value $0.01 per share. On December 31, 2012, there were 23,849,719 shares of Class A common stock outstanding, 244,113 shares of Class A common stock recorded as treasury stock and 13,192,845 shares of Class B common stock outstanding.

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

Preferred Stock-We are authorized to issue an aggregate of 20,000,000 shares of preferred stock, $0.01 par value per share, the terms and conditions of which are determined by our Board of Directors upon issuance. The rights, preferences and privileges of holders of our common stock are subject to, and may be adversely affected by, the rights of holders of any shares of preferred stock that we may designate and issue in the future. At December 31, 2012 and 2011, no shares of preferred stock were outstanding and the Board of Directors currently has no plans to issue a series of preferred stock.

Accounting for Stock-Based Compensation:

Our stockholders approved our 2011 Management Incentive Plan (the Plan), which was designed to attract, retain and motivate key employees. Awards granted under the Plan are settled in shares of Class A common stock. At the beginning of each year, the Plan provides that the number of shares available for issuance automatically increases by an amount equal to 1.5% of the total number of shares of Class A and Class B common stock outstanding on December 31st of the previous year. On January 2, 2013, there were 555,638 additional shares made available for issuance under the Plan. Through December 31, 2012, the remaining aggregate number of shares of our common stock authorized for issuance under the Plan was 3,048,209. Through December 31, 2012, there were 4,512,742 shares of our Class A common stock that were issued and remain outstanding as a result of equity awards granted under the Plan. The Plan expires in May 2021.

The Plan is administered by the compensation committee of our Board of Directors, along with its delegates. Subject to the express provisions of the Plan, the committee has the Board of Directors' authority to administer and interpret the Plan, including the discretion to determine the exercise price, vesting schedule, contractual life and the number of shares to be issued.

Stock Compensation Expense-For the years ended December 31, 2012, 2011 and 2010, we recorded $8.1 million, $9.2 million and $7.4 million of stock-based compensation expense, respectively. No compensation expense for employees with stock awards, including stock-based compensation expense, was capitalized during the periods. For the years ended December 31, 2012, 2011 and 2010, the total recognized tax deficiency from the exercise of stock options, vested cancellations and vesting of restricted stock were $1.4 million, $0.2 million and $0.4 million, respectively.

Stock Options-We typically issue options that vest over three years in equal installments beginning on the first anniversary of the date of grant. Under the terms of the Plan, the contractual life of the option grants may not exceed eight years. During the years ended December 31, 2012 and 2011, we issued options that expire five years from the date of grant.

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

The following weighted-average assumptions were used for option grants during the years ended December 31, 2012, 2011 and 2010:

Volatility-The expected volatility of the options granted was estimated based upon historical volatility of the Company's share price through weekly observations of the Company's trading history.

Expected Term-The expected term of options granted to employees during fiscal years 2012, 2011 and 2010 was determined from historical exercises of the grantee population. For all grants valued during fiscal years 2012, 2011 and 2010, the options have graded vesting over three years in equal installments beginning on the first anniversary of the date of the grant and a contractual term of five years.

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

The following table summarizes weighted-average assumptions used in our calculations of fair value for the years ended December 31, 2012, 2011 and 2010:

	Year Ended December 31,
	2012	2011	2010
Volatility	31.68%	35.08%	39.02%
Expected life of options (in years)	3.07	2.98	2.95
Risk-free interest rate	0.48%	0.81%	1.25%
Dividend yield	2.70%	0.70%	—%

Stock Option Activity-During the year ended December 31, 2012, we granted stock options to purchase 986,650 shares of class A common stock at a weighted-average exercise price of $29.24 per share, which reflects the fair market value of the shares on the date of grant. The weighted-average fair value of options granted during the years ended December 31, 2012, 2011 and 2010, as determined under the Black-Scholes-Merton valuation model, was $5.19, $9.14 and $12.87, respectively. These options vest over three years in equal annual installments beginning on the first anniversary of the date of the grant and have a contractual term of five years. Option grants that vested during the years ended December 31, 2012, 2011 and 2010 had a combined fair value of $8.3 million, $7.8 million and $7.7 million, respectively.

The following table includes information with respect to stock option activity and stock options outstanding for the years ended December 31, 2012, 2011 and 2010, was as follows:

	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value (in thousands)
Shares under option, December 31, 2009	2,718,183	$41.85	$17,643
Options granted	944,500	$46.50
Options exercised	(391,176)	$35.30	$4,224
Options cancelled and expired	(798,250)	$49.42
Shares under option, December 31, 2010	2,473,257	$42.22	$7,731
Options granted	986,000	$38.56
Options exercised	(271,165)	$27.94	$3,087
Options cancelled and expired	(301,982)	$45.07
Shares under option, December 31, 2011	2,886,110	$41.14	$1,096
Options granted	986,650	$29.24
Options exercised	(38,542)	$28.93	$215
Options cancelled and expired	(413,022)	$39.27
Shares under option, December 31, 2012	3,421,196	$38.61	$626

The following table summarizes non-vested stock options for the year ended December 31, 2012:

	Number of Shares	Weighted Average Fair Value
Non-vested stock options at December 31, 2011	1,619,255	$10.47
Options granted	986,650	$5.19
Vested during period	(734,438)	$11.32
Options cancelled	(173,475)	$8.43
Non-vested shares under option, December 31, 2012	1,697,992	$7.37

The following table includes information concerning stock options exercisable and stock options expected to vest at December 31, 2012:

	Number of Shares	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Aggregate Intrinsic Value (in thousands)
Stock options exercisable	1,723,204	1.9	$42.93	$584
Stock options expected to vest	1,501,082	3.9	$34.64	$36
Stock options exercisable and expected to vest	3,224,286

Unrecognized compensation expense related to outstanding stock options expected to vest as of December 31, 2012 was $7.6 million, which is expected to be recognized over a weighted-average period of 1.9 years and will be adjusted for any future changes in estimated forfeitures.

Restricted Stock-Under the Plan, we have issued restricted stock. A restricted stock award is an issuance of shares that cannot be sold or transferred by the recipient until the vesting period lapses. Restricted shares issued to employees vest over three years in equal installments beginning on the first anniversary of the grant date, contingent upon employment with the Company on the vesting dates. Restricted shares issued to our Board of Directors vest in one year. The related compensation expense is recognized over the service period and is based on the grant date fair value of the stock and the number of shares expected to vest.

Restricted Stock Activity-The following table summarizes the restricted stock activity during the years ended December 31, 2011 and 2012:

	Number of Shares	Grant Date Fair Value (in thousands)
Non-vested, December 31, 2010	26,000
Granted	24,000	$1,070
Vested	(19,333)	$862
Forfeited	—
Non-vested, December 31, 2011	30,667
Granted	24,000	$576
Vested	(27,334)	$1,237
Forfeited	—
Non-vested, December 31, 2012	27,333

11. Retirement Plans

As of December 31, 2012, we maintained a qualified defined contribution plan. Our qualified defined contribution plan covers substantially all employees and complies with Section 401 of the Internal Revenue Code. Under this plan, we stipulated a basic matching contribution that matches a portion of the participants' contribution based upon a defined schedule. Additionally, this plan contains a discretionary contribution component where the Company may contribute additional amounts based on a percentage of eligible employees' compensation. Contributions are invested by an independent investment company. The choice of investment alternatives is at the election of each participating employee. Our contributions to the plan were approximately $22.6 million, $23.8 million and $22.9 million for the years ended December 31, 2012, 2011 and 2010, respectively.

We maintained an Employee Stock Ownership Plan (ESOP) as of December 31, 2012. On December 18, 1998, the Board of Directors approved the establishment of a qualified ESOP, effective January 1, 1999, for the benefit of substantially all of our U.S. domestic-based employees and some overseas employees. The ESOP is non-leveraged and is funded entirely through Company contributions based on a percentage of eligible employee compensation, as defined in the plan. Participants must be employees of the Company or eligible Company subsidiaries and must meet minimum service requirements to be eligible for annual contributions. The ESOP specifies a five-year vesting schedule over which participants become vested in the Class A common stock allocated to their participant account. The amount of our annual contribution to the ESOP is at the discretion of our Board of Directors. For the years ended December 31, 2012, 2011 and 2010, we recorded $3.8 million, $3.6 million and $3.4 million, respectively, as compensation expense related to ESOP contributions. Shares contributed to the ESOP for the years ended December 31, 2012, 2011 and 2010, were 146,589; 116,087; and 81,730, respectively, of Class A common stock. There were no unearned ESOP shares at December 31, 2012 and 2011, respectively. As required under ASC 714-40, Employee Stock Ownership Plans, compensation expense is recorded for shares committed to be released to employees based on the fair market value of those shares in the period in which they are committed to be released. For the years ended December 31, 2012, 2011 and 2010, new shares were issued to satisfy this obligation.

As of December 31, 2012, we also maintained an Employee Supplemental Savings Plan (ESSP), a non-qualified deferred compensation plan, for certain key employees. Under this plan, eligible employees may defer up to 75% of qualified annual base compensation and 100% of bonus. In the ESSP, participant deferral accounts are credited with a rate of return based on investment elections as selected by the participant. The assets related to the ESSP are held in a rabbi trust owned by the Company for benefit of the participating employees. The trust investments are in the form of variable universal life insurance products, which are owned by the Company. These investments seek to replicate the return of the participant investment elections. Participant contributions to this plan were approximately $5.1 million, $4.5 million and $4.2 million for the years ended December 31, 2012, 2011 and 2010, respectively.

We maintained nonqualified supplemental defined benefit pension plan for certain retired employees of an acquired company as of December 31, 2012. These plans were informally and partially funded beginning in 1999 through a rabbi trust. Assets held in a rabbi trust are not eligible to be included in the calculation of plan status. At both December 31, 2012 and 2011, 100% of the rabbi trust assets were invested in a money market account with a commercial bank. All covered employees retired prior to 1998. Our benefit obligation at December 31, 2012 and 2011 was $1.4 million and $1.5 million, respectively.

12. Income Taxes

The domestic and foreign components of income before provision for income taxes were as follows (in thousands):

	Year Ended December 31,
	2012	2011	2010
Domestic	$155,381	$215,437	$202,522
Foreign	(427)	65	(71)
	$154,954	$215,502	$202,451

The provision for income taxes was comprised of the following components (in thousands):

	Year Ended December 31,
	2012	2011	2010
Current provision (benefit):
Federal	$37,926	$75,505	$63,195
State	5,780	10,601	9,108
Foreign	123	293	348
	43,829	86,399	72,651
Deferred provision (benefit):
Federal	15,241	(3,209)	3,894
State	2,332	(97)	983
	17,573	(3,306)	4,877
Non-current provision (benefit) resulting from allocating tax benefits directly to additional paid in capital and changes in liabilities:
Federal	(1,306)	(787)	(474)
State	(161)	(116)	274
Foreign	—	6	27
	(1,467)	(897)	(173)
Total provision for income taxes	$59,935	$82,196	$77,355

For the year ended December 31, 2012, the non-current benefit for income taxes includes $(1.4) million arising from the cancellation of vested stock options allocated to equity and valuation differences between grant and vesting dates on restricted stock allocated to equity and $(0.1) million related to liabilities for uncertain tax positions (including $(0.1) million for use of a state net operating loss). For the year ended December 31, 2011, the non-current benefit for income taxes includes $0.2 million for amounts arising from the exercise of stock options allocated as equity; $(0.4) million arising from the cancellation of vested stock options allocated to equity and valuation differences between grant and vesting dates on restricted stock allocated to equity; and $(0.7) million related to liabilities for uncertain tax positions (including $(0.2) million for use of a state net operating loss). For the year ended December 31, 2010, the non-current benefit for income taxes includes $0.1 million from amounts arising from the exercise of stock options allocated as equity; $(0.5) million arising from the cancellation of vested stock options allocated to equity; and $0.2 million related to liabilities for uncertain tax positions.

The schedule of effective income tax rate reconciliation is as follows:

	Year Ended December 31,
	2012	2011	2010
Statutory U.S. Federal tax rate	35.0%	35.0%	35.0%
Increase (decrease) in rate resulting from:
State taxes—net of Federal benefit	3.3%	3.1%	3.3%
Other, net	0.4%	—%	(0.1)%
Effective tax rate	38.7%	38.1%	38.2%

The Company paid income taxes, net of refunds, of $43.5 million, $92.9 million and $77.2 million for the years ended December 31, 2012, 2011 and 2010, respectively.

Deferred income taxes arise from temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements. A summary of the tax effect of the significant components of deferred income taxes is as follows (in thousands):

	December 31,
	2012	2011
Gross deferred tax liabilities:
Goodwill and other assets	$87,713	$71,979
Unbilled receivables	14,921	3,560
Total deferred tax liabilities	102,634	75,539

Gross deferred tax assets:
Retirement and other liabilities	(32,110)	(28,823)
Property and equipment	(8,905)	(2,753)
Allowance for potential contract losses and other contract reserves	(3,402)	(3,728)
Federal and state operating loss carryforwards	(3,306)	(86)
Total deferred tax assets	(47,723)	(35,390)
Net deferred tax liabilities	$54,911	$40,149

The net deferred tax liabilities decreased $2.5 million in the year ended December 31, 2012 for adjustments to the purchase accounting related to the January 6, 2012 acquisition of Evolvent. The net deferred tax liabilities increased $1.3 million in the year ended December 31, 2011 for adjustments to the purchase accounting related to the acquisitions of MTCSC on December 23, 2010 and WINS on November 15, 2011.

The tax benefits associated with nonqualified stock options and disqualifying dispositions of incentive stock options reduced the current taxes payable by $0.2 million for the year ended December 31, 2011. These benefits were recorded as an increase to additional paid-in capital.

At December 31, 2012, we had state net operating losses of approximately $0.4 million that expire beginning 2015 through 2031; and federal net operating losses of $8.2 million that expire in 2031 and 2032.

A reconciliation of the beginning and ending balances of the total amounts of gross unrecognized tax benefits is as follows (in thousands):

	December 31,
	2012	2011	2010
Gross unrecognized tax benefits at beginning of year	$1,440	$2,519	$1,680
Increases in tax positions related to prior years	18	87	508
Decreases in tax positions for prior years	—	(71)	(26)
Increases in tax positions for current year	141	269	481
Settlements	—	(508)	—
Lapse in statute of limitations	(223)	(961)	(124)
Acquisitions - increase in tax position for prior years	—	105	—
Gross unrecognized tax benefits at end of year	$1,376	$1,440	$2,519

The total liability for gross unrecognized tax benefits as of December 31, 2012, 2011 and 2010 includes $1.0 million, $1.1 million and $2.1 million, respectively, of unrecognized net tax benefits which, if ultimately recognized, would reduce the Company's annual effective tax rate in a future period.

The Company is subject to income taxes in the U.S., various state and foreign jurisdictions. Tax statutes and regulations within each jurisdiction are subject to interpretation and require significant judgment to apply. The Company is no longer subject to U.S., state or non-U.S. income tax examinations by tax authorities for the years before 2008. The Company believes it is reasonably possible that $0.3 million of gross unrecognized tax benefits will be settled within the next year due to expirations of statute of limitations.

The Company recognizes interest related to unrecognized tax benefits within interest expense and penalties related to unrecognized tax benefits in general and administrative expenses. At December 31, 2012, 2011 and 2010, interest and penalties on the net unrecognized tax benefits were $0.2 million, $0.2 million and $0.4 million, respectively.

13. Business Segment and Geographic Area Information

We have one reportable segment. We deliver a broad array of information technology and technical services solutions under contracts with the U.S. government, state and local governments and commercial customers. Our federal government customers typically exercise independent contracting authority, and even offices or divisions within an agency or department may directly, or through a prime contractor, use our services as a separate customer so long as that customer has independent decision-making and contracting authority within its organization. Revenues from the U.S. government under prime contracts and subcontracts were approximately 99.2%, 99.2% and 98.7% for the years ended December 31, 2012, 2011 and 2010, respectively. There were no sales to any customers within a single country (except for the United States) where the sales accounted for 10% or more of total revenues. We treat sales to U.S. government customers as sales within the United States regardless of where the services are performed. Substantially all assets of continuing operations were held in the United States for the years ended December 31, 2012, 2011 and 2010. Revenues by geographic customer and the related percentages of total revenues for the years ended December 31, 2012, 2011 and 2010, were as follows (dollars in thousands):

	Year Ended December 31,
	2012		2011		2010
United States	$2,577,495	99.8%	$2,861,038	99.7%	$2,583,600	99.2%
International	4,800	0.2%	8,944	0.3%	20,438	0.8%
Total	$2,582,295		$2,869,982		$2,604,038

The following table includes contracts that exceeded 10% of our revenues for the years ended December 31, 2012, 2011 and 2010 (dollars in thousands):

	Year Ended December 31,
	2012		2011		2010
Revenues:
U.S. Army contract A	$572,389	22.2%	$487,615	17.0%	$318,615	12.2%
All other contracts	2,009,906	77.8%	2,382,367	83.0%	2,285,423	87.8%
Total	$2,582,295		$2,869,982		$2,604,038

The following table includes contracts that exceeded 10% of our operating income for the years ended December 31, 2012, 2011 and 2010 (dollars in thousands):

	Year Ended December 31,
	2012		2011		2010
Operating income:
U.S. Army contract A	$32,927	19.3%	$39,432	17.3%	$22,748	10.6%
All other contracts	138,061	80.7%	187,922	82.7%	192,392	89.4%
Total	$170,988		$227,354		$215,140

The following table includes contracts that exceeded 10% of our receivables, net at December 31, 2012 and 2011 (dollars in thousands):

	December 31,
	2012		2011
Receivables, net:
U.S. Army contract A	$90,752	16.6%	$88,359	16.3%
U.S. Army contract B	62,709	11.4%	59,309	11.0%
All other contracts	394,848	72.0%	392,800	72.7%
Total	$548,309		$540,468

Disclosure items required under ASC 280, Segment Reporting, including interest income, interest expense, depreciation and amortization expense, costs for stock-based compensation programs, certain unallowable costs as determined under Federal Acquisition Regulations and expenditures for segment assets are not applicable as we review those items on a consolidated basis.

14. Sale of Investment

ManTech received approximately $3.2 million in proceeds on April 8, 2011 and $0.2 million was received during the year ended December 31, 2012 for the sale of our investment of less than 5% in NetWitness Corporation (NetWitness). At December 31, 2012, there was $0.3 million held in escrow, which we expect to collect next year. The transaction was consummated on April 1, 2011 pursuant to an agreement and plan of merger dated March 12, 2011 by and among EMC Corporation, NetWitness and certain persons acting as the representative for the shareholders of NetWitness. The sale of our investment resulted in a pre-tax gain of approximately $3.7 million, which was recorded in other income in our consolidated statement of income for the year ended December 31, 2011.

15. Quarterly Financial Data (Unaudited)

The quarterly financial data reflects, in the opinion of the Company, all normal and recurring adjustments necessary to present fairly the results of operations for such periods. Results of any one or more quarters are not necessarily indicative of annual results or continuing trends. The following tables set forth selected unaudited quarterly financial data.

	2012
	March 31,	June 30,	September 30,	December 31,
	(in thousands, except per share data)
Revenues	$676,509	$638,937	$645,028	$621,821
Operating income	$45,695	$44,880	$42,759	$37,654
Income from operations before income taxes	$41,634	$40,835	$38,777	$33,708
Net income	$25,642	$24,745	$24,427	$20,205
Class A basic earnings per share	$0.70	$0.67	$0.66	$0.55
Weighted average common shares outstanding	23,642	23,697	23,760	23,808
Class B basic earnings per share	$0.70	$0.67	$0.66	$0.55
Weighted average common shares outstanding	13,193	13,193	13,193	13,193
Class A diluted earnings per share	$0.69	$0.67	$0.66	$0.55
Weighted average common shares outstanding	23,716	23,736	23,778	23,842
Class B diluted earnings per share	$0.69	$0.67	$0.66	$0.55
Weighted average common shares outstanding	13,193	13,193	13,193	13,193

	2011
	March 31,	June 30,	September 30,	December 31,
	(in thousands, except per share data)
Revenues	$700,864	$752,673	$734,607	$681,838
Operating income	$55,855	$59,168	$58,508	$53,823
Income from operations before income taxes	$52,045	$59,068	$54,738	$49,651
Net income	$31,903	$36,442	$34,486	$30,475
Class A basic earnings per share	$0.87	$0.99	$0.94	$0.83
Weighted average common shares outstanding	23,206	23,357	23,513	23,578
Class B basic earnings per share	$0.87	$0.99	$0.94	$0.83
Weighted average common shares outstanding	13,275	13,271	13,193	13,193
Class A diluted earnings per share	$0.87	$0.99	$0.94	$0.83
Weighted average common shares outstanding	23,357	23,510	23,607	23,643
Class B diluted earnings per share	$0.87	$0.99	$0.94	$0.83
Weighted average common shares outstanding	13,275	13,271	13,193	13,193

16. Subsequent Event

Management has evaluated subsequent events after the balance sheet date through the financial statements issuance date for appropriate accounting and disclosure.

Acquisition of ALTA Systems, Inc.

On January 8, 2013, we completed the acquisition of ALTA Systems, Inc. (ALTA). ALTA is an information technology (IT) and professional services company with valuable applications in healthcare systems and capital planning. ALTA provides a broad range of IT and professional services to government and private industry in three major practice areas: capital planning and investment control; system design, development and operations; and fraud detection and statistical analysis. The acquisition will enable ManTech to deliver technology services through ALTA's prime position on the Centers for Medicare and Medicaid Services (CMS) Enterprise Systems Development (ESD) contract. ManTech funded the acquisition with cash on hand. The preliminary purchase price was $10.2 million and may increase or decrease depending on the finalization of the post-closing working capital adjustment.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

The Company has had no disagreements with its auditors on accounting principles, practices or financial statement disclosure during and through the date of the financial statements included in this Report.

Item 9A	Controls and Procedures

We performed an assessment as of December 31, 2012 of the effectiveness of the design and operation of our disclosure controls and procedures and our internal control over financial reporting. This assessment was done under the supervision and with the participation of management, including our principal executive officer and principal financial officer. Included as Exhibits 31.1 and 31.2 to this Annual Report on Form 10-K are forms of “Certification” of our principal executive officer (our Chairman of the Board and Chief Executive Officer) and our principal financial officer (our Chief Financial Officer). The forms of Certification are required in accordance with Section 302 of the Sarbanes-Oxley Act of 2002. This section of the Annual Report on Form 10-K that you are currently reading is the information concerning the assessment referred to in the Section 302 certifications and required by the rules and regulations of the SEC. You should read this information in conjunction with the Section 302 certifications for a more complete understanding of the topics presented.

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

Assessment of Effectiveness of Disclosure Controls and Procedures-Based upon the assessments, our principal executive officer and our principal financial officer have concluded that as of December 31, 2012 our disclosure controls and procedures were effective at the reasonable assurance level described above.

Management's Report on Internal Control over Financial Reporting-Management is responsible for establishing and maintaining adequate control over financial reporting. Management used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework to assess the effectiveness of our internal control over financial reporting. Based upon the assessments, our management has concluded that as of December 31, 2012 our internal control over financial reporting was effective. Our independent registered public accounting firm issued an attestation report concerning our internal control over financial reporting, which appears further in this Annual Report.

Changes in Internal Control over Financial Reporting-During the three months ended December 31, 2012, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control for financial reporting.

Item 9B.	Other Information

None.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
ManTech International Corporation
Fairfax, Virginia
We have audited the internal control over financial reporting of ManTech International Corporation and subsidiaries (the "Company") as of December 31, 2012, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting.  Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2012 of the Company and our report dated February 22, 2013 expressed an unqualified opinion on those financial statements and financial statement schedule.
/s/ DELOITTE & TOUCHE LLP

McLean, Virginia
February 22, 2013

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information concerning our directors and executive officers required by Item 401 of Regulation S-K is included under the captions “Election of Directors” and “Executive Officers,” respectively, in our definitive Proxy Statement to be filed with the Securities and Exchange Commission (SEC) in connection with our 2013 Annual Meeting of Stockholders (the “2013 Proxy Statement”), and that information is incorporated by reference in this Annual Report on Form 10-K.

The information required by Item 405 of Regulation S-K concerning compliance with Section 16(a) of the Exchange Act is included under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in our 2013 Proxy Statement, and that information is incorporated by reference in this Annual Report on Form 10-K.

Our Standards of Ethics and Business Conduct, which sets forth the policies comprising our code of conduct, satisfies the SEC's requirements (including Item 406 of Regulation S-K) for a “code of ethics” applicable to our principal executive officer, principal financial officer, principal accounting officer, controller or persons performing similar functions, as well as Nasdaq's requirements for a code of conduct applicable to all directors, officers and employees. Among other principles, our Standards of Ethics and Business Conduct includes guidelines relating to the ethical handling of actual or potential conflicts of interest, compliance with laws, accurate financial reporting and procedures for promoting compliance with (and reporting violations of) these standards. A copy of our Standards of Ethics and Business Conduct is available on the investor relations section of our website: www.mantech.com. We are required to disclose any amendment to, or waiver from, a provision of our code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer, controller and persons performing similar functions. We intend to use our website as a method of disseminating this disclosure as permitted by applicable SEC rules.

The information required by Item 407(d)(4) of Regulation S-K concerning the Audit Committee is included under the caption “Committees of the Board of Directors - Audit Committee” in our 2013 Proxy Statement and that information is incorporated by reference in this Annual Report on Form 10-K.

The information required by Item 407(d)(5) of Regulation S-K concerning the designation of an audit committee financial expert is included under the caption “Committees of the Board of Directors - Audit Committee” in our 2013 Proxy Statement and that information is incorporated by reference in this Annual Report on Form 10-K.

Item 11.	Executive Compensation

The information required by this Item 11 is included under the captions “Non-Employee Director Compensation Table,” “Certain Relationships and Related Person Transactions - Compensation Committee Interlocks and Insider Participation,” “Compensation Committee Report” and “Compensation Discussion and Analysis” and the related text and tables in our 2013 Proxy Statement and that information is incorporated by reference in this Annual Report on Form 10-K.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 403 of Regulation S-K is included under the caption “Beneficial Ownership of Our Stock” in our 2013 Proxy Statement, and that information is incorporated by reference in this Annual Report on Form 10-K.

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides information as of December 31, 2012 with respect to compensation plans (including individual compensation arrangements) under which our equity securities are authorized for issuance.

Equity Compensation Plan Information
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	3,421,196	$38.61	3,048,209
Equity compensation plans not approved by security holders	—	—	—
Total	3,421,196	$38.61	3,048,209

1)    The plan contains a formula that automatically increases the number of securities available for issuance. The plan provides that the number of shares available for issuance under the plan automatically increases on the first trading day of January each calendar year during the term of the plan by an amount equal to 1.5% of the total number of shares outstanding (including all outstanding classes of common stock) on the last trading day in December of the immediately preceding calendar year, but provides that in no event should any such annual increase exceed 1,500,000 shares. On January 2, 2013, there were 555,638 shares added to the plan under this provision.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this Item 13 is included under the captions “Certain Relationships and Related Person Transactions” and “Corporate Governance - Director Independence” in our 2013 Proxy Statement and that information is incorporated by reference in this Annual Report on Form 10-K.

Item 14.	Principal Accounting Fees and Services

The information required by this Item 14 is included under the caption “Ratification of Appointment of Independent Auditors” in our 2013 Proxy Statement and that information is incorporated by reference in this Annual Report on Form 10-K.

PART IV

Item 15.	Exhibits, Financial Statement Schedule

(a) The following documents are filed as a part of this Annual Report on Form 10-K:

(1)All financial statements:

(2)Financial statement schedule:

SCHEDULE NO.	DESCRIPTION
Schedule II	Valuation and Qualifying Accounts for the years ended December 31, 2012, 2011 and 2010	79

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

10.3*
ManTech International Corporation 2012 Executive Compensation Plan, adopted on March 8, 2012 in which our executive officers and certain key senior executives participate (incorporated herein by reference from registrant's Current Report on Form 8-K, as filed with the SEC on March 14, 2012).

10.4*	Management Incentive Plan of ManTech International Corporation 2011 Restatement (incorporated herein by reference from registrant's Current Report on Form 8-K, as filed with the SEC on May 16, 2011).
10.5*
Form of Grant of Non-Qualified Stock Options granted under the Management Incentive Plan (incorporated herein by reference from the registrant's Annual Report on Form 10-K for the year ended December 31, 2011, as filed with the SEC on February 24, 2012).

10.6*
Standard Terms and Conditions for Non-Qualified Stock Options granted under the Management Incentive Plan (incorporated herein by reference from registrant's Annual Report on Form 10-K for the year ended December 31, 2011, as filed with the SEC on February 24, 2012).

10.7*
Form of Grant of Restricted Stock granted under the Management Incentive Plan (incorporated herein by reference from registrant's Annual Report on Form 10-K for the year ended December 31, 2011, as filed with the SEC on February 24, 2012).

10.8*
Standard Terms and Conditions for Restricted Stock granted under the Management Incentive Plan (incorporated herein by reference from registrant's Annual Report on Form 10-K for the year ended December 31, 2011, as filed with the SEC on February 24, 2012).

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
101
The following materials from ManTech International Corporation's Annual Report on Form 10-K for the year ended December 31, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at December 31, 2012 and 2011; (ii) Consolidated Statement of Income for the Years Ended December 31, 2012, 2011 and 2010; (iii) Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2012, 2011 and 2010; (iv) Consolidated Statements of Changes in Stockholders' Equity for the Years Ended December 31, 2012, 2011 and 2010; (v) Consolidated Statements of Cash Flows for the Years Ended December 31, 2012, 2011 and 2010; and (vi) Notes to Consolidated Financial Statements.**

* Management contract or compensatory plan or arrangement required to be filed as an Exhibit to this report pursuant to item 15(a)(3).

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

MANTECH INTERNATIONAL CORPORATION

By:	/s/ GEORGE J. PEDERSEN
Name:	George J. Pedersen
Title:	Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer)
Date:	February 22, 2013

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

Name and Signature	Title	Date

/s/ GEORGE J. PEDERSEN	Chairman of the Board of Directors	February 22, 2013
George J. Pedersen	and Chief Executive Officer (Principal Executive Officer)

/s/ KEVIN M. PHILLIPS	Executive VP and Chief Financial Officer	February 22, 2013
Kevin M. Phillips	(Principal Financial Officer)

/s/ JUDITH L. BJORNAAS	Deputy Chief Financial Officer	February 22, 2013
Judith L. Bjornaas	(Principal Accounting Officer)

/s/ RICHARD L. ARMITAGE	Director	February 22, 2013
Richard L. Armitage

/s/ MARY K. BUSH	Director	February 22, 2013
Mary K. Bush

/s/ BARRY G. CAMPBELL	Director	February 22, 2013
Barry G. Campbell

/s/ WALTER R. FATZINGER, JR.	Director	February 22, 2013
Walter R. Fatzinger, Jr.

/s/ DAVID E. JEREMIAH	Director	February 22, 2013
David E. Jeremiah

/s/ RICHARD J. KERR	Director	February 22, 2013
Richard J. Kerr

/s/ KENNETH A. MINIHAN	Director	February 22, 2013
Kenneth A. Minihan

/s/ STEPHEN W. PORTER	Director	February 22, 2013
Stephen W. Porter

SCHEDULE II

Valuation and Qualifying Accounts

Activities in the Company's allowance accounts for the years ended December 31, 2012, 2011 and 2010 were as follows (in thousands):

Doubtful Accounts
	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions	Other*	Balance at End of Period
2010	$8,120	90	(168)	904	$8,946
2011	$8,946	5	(5)	783	$9,729
2012	$9,729	—	—	(280)	$9,449

*	Other represents doubtful account reserves released or recorded as part of net revenues for estimated customer disallowances.