Form 10-Q
period 2013-03-31
MANTECH INTERNATIONAL CORP
filed 2013-05-03
CIK 892537

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
__________________________________________
FORM 10-Q
__________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2013
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No
As of May 1, 2013 there were outstanding 23,923,213 shares of our Class A common stock and 13,192,845 shares of our Class B common stock.

MANTECH INTERNATIONAL CORPORATION
FORM 10-Q
FOR THE QUARTER ENDED March 31, 2013

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

MANTECH INTERNATIONAL CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands Except Share Amounts)

	(unaudited)
	March 31, 2013	December 31, 2012
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$172,301	$134,896
Receivables—net	541,996	548,309
Prepaid expenses and other	15,370	27,185
Contractual inventory	4,185	34,762
Total Current Assets	733,852	745,152
Goodwill	870,759	861,912
Other intangibles—net	163,903	167,910
Property and equipment—net	28,701	28,588
Employee supplemental savings plan assets	28,661	27,352
Other assets	10,469	10,995
TOTAL ASSETS	$1,836,345	$1,841,909
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$268,499	$315,582
Accrued salaries and related expenses	75,345	52,364
Billings in excess of revenue earned	15,454	15,031
Deferred income taxes—current	2,385	4,266
Total Current Liabilities	361,683	387,243
Long-term debt	200,000	200,000
Deferred income taxes—non-current	55,695	50,645
Accrued retirement	29,244	29,390
Other long-term liabilities	10,482	9,403
TOTAL LIABILITIES	657,104	676,681
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Common stock, Class A—$0.01 par value; 150,000,000 shares authorized; 24,135,673 and 24,093,832 shares issued at March 31, 2013 and December 31, 2012; 23,891,560 and 23,849,719 shares outstanding at March 31, 2013 and December 31, 2012	241	241
Common stock, Class B—$0.01 par value; 50,000,000 shares authorized; 13,192,845 and 13,192,845 shares issued and outstanding at March 31, 2013 and December 31, 2012	132	132
Additional paid-in capital	419,534	417,917
Treasury stock, 244,113 and 244,113 shares at cost at March 31, 2013 and December 31, 2012	(9,158)	(9,158)
Retained earnings	768,638	756,241
Accumulated other comprehensive income (loss)	(146)	(145)
TOTAL STOCKHOLDERS’ EQUITY	1,179,241	1,165,228
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,836,345	$1,841,909
See notes to condensed consolidated financial statements.

MANTECH INTERNATIONAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In Thousands Except Per Share Amounts)

	(unaudited) Three months ended March 31,
	2013	2012
REVENUES	$646,008	$676,509
Cost of services	562,297	582,867
General and administrative expenses	47,340	47,947
OPERATING INCOME	36,371	45,695
Interest expense	(4,051)	(4,148)
Interest income	113	72
Other income (expense), net	46	15
INCOME FROM OPERATIONS BEFORE INCOME TAXES	32,479	41,634
Provision for income taxes	(12,299)	(15,992)
NET INCOME	$20,180	$25,642
BASIC EARNINGS PER SHARE:
Class A basic earnings per share	$0.55	$0.70
Weighted average common shares outstanding	23,832	23,642
Class B basic earnings per share	$0.55	$0.70
Weighted average common shares outstanding	13,193	13,193
DILUTED EARNINGS PER SHARE:
Class A diluted earnings per share	$0.54	$0.69
Weighted average common shares outstanding	23,876	23,716
Class B diluted earnings per share	$0.54	$0.69
Weighted average common shares outstanding	13,193	13,193

See notes to condensed consolidated financial statements.

MANTECH INTERNATIONAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In Thousands)

	(unaudited) Three months ended March 31,
	2013	2012
NET INCOME	$20,180	$25,642
OTHER COMPREHENSIVE INCOME (LOSS):
Translation adjustment, net of tax	(1)	(51)
Total other comprehensive income (loss)	(1)	(51)
COMPREHENSIVE INCOME	$20,179	$25,591

See notes to condensed consolidated financial statements.

MANTECH INTERNATIONAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)

	(unaudited) Three months ended March 31,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$20,180	$25,642
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,686	21,724
Deferred income taxes	2,425	2,029
Stock-based compensation	1,383	2,367
Excess tax benefits from the exercise of stock options	(3)	(43)
Change in assets and liabilities—net of effects from acquired businesses:
Receivables—net	7,719	(22,114)
Contractual inventory	30,577	—
Prepaid expenses and other	11,682	8,360
Accounts payable and accrued expenses	(47,444)	22,177
Accrued salaries and related expenses	22,405	4,344
Billings in excess of revenue earned	423	(14,400)
Accrued retirement	(146)	(429)
Other	728	2,592
Net cash flow from operating activities	57,615	52,249
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of businesses—net of cash acquired	(10,082)	(38,435)
Purchases of property and equipment	(2,318)	(3,688)
Investment in capitalized software for internal use	(829)	(573)
Proceeds from sale of investment	239	—
Proceeds from disposition of a business	—	1,799
Net cash flow from investing activities	(12,990)	(40,897)
CASH FLOWS FROM FINANCING ACTIVITIES:
Dividends paid	(7,756)	(7,716)
Proceeds from exercise of stock options	533	1,115
Excess tax benefits from the exercise of stock options	3	43
Net cash flow from financing activities	(7,220)	(6,558)
NET CHANGE IN CASH AND CASH EQUIVALENTS	37,405	4,794
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	134,896	114,483
CASH AND CASH EQUIVALENTS, END OF PERIOD	$172,301	$119,277

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for income taxes	$244	$509
Cash paid for interest	$508	$296
Noncash investing and financing activities:
Employee Stock Ownership Plan Contributions	$458	$563

See notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2013
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
The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and note disclosures normally included in the annual financial statements, prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted pursuant to those rules and regulations. We recommend that you read these unaudited condensed consolidated financial statements in conjunction with the audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012, previously filed with the SEC. We believe that the unaudited condensed consolidated financial statements in this Form 10-Q reflect all adjustments that are necessary to fairly present the financial position, results of operations and cash flows for the interim periods presented. The results of operations for such interim periods are not necessarily indicative of the results that can be expected for the full year.

3.	Acquisitions
Our acquisitions have been accounted for using the acquisition method of accounting under Accounting Standards Codification (ASC) 805, Business Combinations.
ALTA Systems, Inc.-On January 8, 2013, we completed the acquisition of ALTA Systems, Inc. (ALTA). The results of ALTA's operations have been included in our consolidated financial statements since that date. The acquisition was completed through a stock purchase agreement dated January 8, 2013, by and among ManTech International Corporation, ALTA Holdings LLC and the sole member of ALTA Holding LLC. ALTA is an information technology (IT) and professional services company with valuable applications in healthcare systems and capital planning. ALTA provides a broad range of IT and professional services to government and private industry in three major areas: capital planning and investment control; system design, development and operations; and fraud detection and statistical analysis. The acquisition allows ManTech to deliver technology services through ALTA's prime position on the Centers for Medicare and Medicaid Services (CMS) Enterprise Systems Development (ESD) contract. ManTech funded the acquisition with cash on hand. The stock purchase agreement did not contain provisions for contingent consideration.
During the three months ended March 31, 2013, ManTech incurred approximately $0.1 million of acquisition costs related to the ALTA transaction, which are included in the general and administrative expense in our condensed consolidated statement of income.
The purchase price of $10.2 million has been preliminarily allocated to the underlying assets and liabilities based on their estimated fair value at the date of acquisition. We are still evaluating the fair value of assets and liabilities acquired. We have preliminarily recorded total assets of $11.1 million, including goodwill and intangible assets recognized in connection with the acquisition, and total liabilities of $0.9 million. Included in total assets were $0.7 million in acquisition related intangible assets. We recorded goodwill of $8.8 million, which will be deductible for tax purposes over 15 years, assuming adequate levels of taxable income. Recognition of goodwill is largely attributed to the value paid for ALTA's capabilities in providing technology services to the federal government in the health care sector.
In preliminarily allocating the purchase price, we considered among other factors, analysis of historical financial performance and estimates of future performance of ALTA's contracts. The components of other intangible assets associated with the acquisition were customer relationships and backlog valued at $0.6 million and $0.1 million, respectively. Customer contracts and related relationships represent the underlying relationships and agreements with ALTA's existing customers. Customer relationships and backlog are amortized straight-line over their estimated useful lives of approximately 20 years and 1 year, respectively. The weighted-average amortization period for the intangible assets is 17.1 years.
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
During the three months ended March 31, 2012, ManTech incurred approximately $0.4 million of acquisition costs related to the HBGary transaction, which are included in the general and administrative expense in our condensed consolidated statement of income.
The purchase price of $23.8 million was allocated to the underlying assets and liabilities based on their fair value at the date of acquisition. Total assets were $24.6 million, including goodwill and intangible assets recognized in connection with the acquisition, and total liabilities were $0.8 million. Included in total assets were $3.1 million in acquisition related intangible assets. We recorded goodwill of $20.1 million, which will be deductible for tax purposes over 15 years, assuming adequate levels of taxable income. Recognition of goodwill is largely attributed to the value paid for HBGary's capabilities in providing cyber service and product solutions to both federal and commercial customers.
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
During the three months ended March 31, 2012, the Company incurred $0.2 million of acquisition costs associated with the Evolvent transaction, which are included in general and administrative expense in our condensed consolidated statement of income.
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
In applying the two-class method, we determined that undistributed earnings should be allocated equally on a per share basis between Class A and Class B common stock. Under the Company’s Certificate of Incorporation, the holders of the common stock are entitled to participate ratably, on a share-for-share basis as if all shares of common stock were of a single class, in such dividends, as may be declared by the Board of Directors. During each of the periods ended March 31, 2013 and 2012, we declared and paid a dividend in the amount of $0.21 per share on both classes of common stock.
Basic earnings per share has been computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding during each period. Shares issued during the period and shares reacquired during the period are weighted for the portion of the period in which the shares were outstanding. Diluted earnings per share has been computed in a manner consistent with that of basic earnings per share while giving effect to all potentially dilutive common shares that were outstanding during each period.
The net income available to common stockholders and weighted average number of common shares outstanding used to compute basic and diluted earnings per share for each class of common stock are as follows (in thousands, except per share amounts):

	Three months ended March 31,
	2013	2012
Distributed earnings	$7,783	$7,745
Undistributed earnings	12,397	17,897
Net income	$20,180	$25,642

Class A common stock:
Basic net income available to common stockholders	$12,989	$16,458
Basic weighted average common shares outstanding	23,832	23,642
Basic earnings per share	$0.55	$0.70

Diluted net income available to common stockholders	$12,998	$16,476
Effect of potential exercise of stock options	44	74
Diluted weighted average common shares outstanding	23,876	23,716
Diluted earnings per share	$0.54	$0.69

Class B common shares:
Basic net income available to common stockholders	$7,191	$9,184
Basic weighted average common shares outstanding	13,193	13,193
Basic earnings per share	$0.55	$0.70

Diluted net income available to common stockholders	$7,182	$9,166
Effect of potential exercise of stock options	—	—
Diluted weighted average common shares outstanding	13,193	13,193
Diluted earnings per share	$0.54	$0.69

For the three months ended March 31, 2013 and 2012, options to purchase 3.6 million and 2.7 million shares, respectively, were outstanding but not included in the computation of diluted earnings per share because the options’ effect would have been anti-dilutive. For the three months ended March 31, 2013 and 2012, shares issued from the exercise of stock option were 25 thousand and 37 thousand, respectively.

5.	Receivables
We deliver a broad array of information technology and technical services solutions under contracts with the U.S. government, state and local governments and commercial customers. The components of contract receivables are as follows (in thousands):

	March 31, 2013	December 31, 2012
Billed receivables	$430,424	$420,598
Unbilled receivables:
Amounts billable	102,100	119,893
Revenues recorded in excess of funding	11,384	11,148
Retainage	7,506	6,119
Allowance for doubtful accounts	(9,418)	(9,449)
Receivables, net	$541,996	$548,309

Amounts billable consist principally of amounts to be billed within the next month. Revenues recorded in excess of funding are billable upon receipt of contractual amendments or other modifications. Revenues recorded in excess of milestone billings on fixed price contracts consist of amounts not expected to be billed within the next month. The retainage is billable upon completion of contract performance and approval of final indirect expense rates by the government. Accounts receivable at March 31, 2013, are expected to be substantially collected within one year except for approximately $1.6 million, of which amount 91.6% is related to receivables from direct sales to the U.S. government. The remainder is related to receivables from contracts in which we acted as a subcontractor to other contractors.
The Company does not believe it has significant exposure to credit risk as accounts receivable and the related unbilled amounts are primarily due from the U.S. government. The allowance for doubtful accounts represents the Company’s exposure to compliance issues, contractual issues and bad debt related to prime contractors.

6.	Property and Equipment
Major classes of property and equipment are summarized as follows (in thousands):

	March 31, 2013	December 31, 2012
Furniture and equipment	$95,523	$94,934
Leasehold improvements	30,623	28,932
	126,146	123,866
Less: Accumulated depreciation and amortization	(97,445)	(95,278)
Total property and equipment, net	$28,701	$28,588

7.	Goodwill and Other Intangible Assets
The changes in the carrying amounts of goodwill during the year ended December 31, 2012 and the period ended March 31, 2013 are as follows (in thousands):

Goodwill Balance
Balance at December 31, 2011	$808,455
Additional consideration for the acquisition of Worldwide Information Network Systems, Inc.	212
Acquisition-Evolvent	33,175
Acquisition-HBGary	20,070
Balance at December 31, 2012	$861,912
Acquisition-ALTA	8,847
Balance at March 31, 2013	$870,759

Other intangible assets consisted of the following (in thousands):

	March 31, 2013			December 31, 2012
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Other intangible assets:
Contract and program intangibles	$250,532	$96,702	$153,830	$249,882	$92,400	$157,482
Capitalized software cost for internal use	31,465	21,470	9,995	30,985	20,637	10,348
Other	115	37	78	115	35	80
Total other intangible assets, net	$282,112	$118,209	$163,903	$280,982	$113,072	$167,910

Amortization expense relating to intangible assets for the three months ended March 31, 2013 and 2012 was $5.1 million and $4.8 million, respectively. We estimate that we will have the following amortization expense for the future periods indicated below (in thousands):

For the remaining nine months ending December 31, 2013	$15,055
For the year ending:
December 31, 2014	$17,904
December 31, 2015	$15,302
December 31, 2016	$13,300
December 31, 2017	$11,582
December 31, 2018	$10,637

8.	Long-term Debt
Long-term debt consisted of the following (in thousands):

	March 31, 2013	December 31, 2012
Revolving credit facility	$—	$—
7.25% senior unsecured notes	200,000	200,000
Long-term debt	$200,000	$200,000

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
The terms of the credit agreement permit prepayment and termination of the loan commitments at any time, subject to certain conditions. The credit agreement requires the Company to comply with specified financial covenants, including the maintenance of certain leverage ratios and a certain fixed charge coverage ratio. The credit agreement also contains various covenants, including affirmative covenants with respect to certain reporting requirements and maintaining certain business activities, and negative covenants that, among other things, may limit or impose restrictions on our ability to incur liens, incur additional indebtedness, make investments, make acquisitions and undertake certain other actions. As of March 31, 2013, we were in compliance with our financial covenants under the credit agreement.
There was no outstanding balance on our revolving credit facility at March 31, 2013 and December 31, 2012. The maximum available borrowing under the revolving credit facility at March 31, 2013 was $499.8 million. As of March 31, 2013, we were contingently liable under letters of credit totaling $0.2 million, which reduced our availability to borrow under our revolving credit facility.
The following table summarizes the activity under our revolving credit facility for the three months ended March 31, 2013 and 2012 (in thousands):

	Three months ended March 31,
	2013	2012
Borrowing under revolving credit facility	$—	$8,000
Repayment of borrowings under revolving credit facility	$—	$(8,000)
7.25% Senior Unsecured Notes-We have $200.0 million in aggregate principal amount of 7.25% senior unsecured notes that are registered under the Securities Act of 1933, as amended. The fair value of the 7.25% senior unsecured notes as of March 31, 2013 was approximately $212.0 million based on quoted market prices.
The 7.25% senior unsecured notes were issued on April 13, 2010 and mature on April 15, 2018 with interest payable semi-annually in April and October. The 7.25% senior unsecured notes were issued at 100% of the aggregate principal amount and are effectively subordinate to the Company’s existing and future senior secured debt (to the extent of the value of the assets securing such debt), including debt outstanding under our revolving credit facility. The 7.25% senior unsecured notes may be redeemed, in whole or in part, at any time, at the option of the Company, subject to certain conditions specified in the indenture governing the 7.25% senior unsecured notes. The 7.25% senior unsecured notes are guaranteed, jointly and severally, on a senior unsecured basis by each of our 100% owned domestic subsidiaries that also guaranteed debt obligations under our prior revolving credit facility or that guarantees debt obligations under our revolving credit facility.
The issuance costs incurred by the Company are being amortized to interest expense over the contractual life of the 7.25% senior unsecured notes using the effective interest rate method, resulting in an effective rate of 7.67%.
The indenture governing the 7.25% senior unsecured notes contains customary events of default, as well as restrictive covenants, which, subject to important exceptions and qualifications specified in such indenture, will, among other things, limit our ability and the ability of our subsidiaries that guarantee the 7.25% senior unsecured notes to: pay dividends or distributions, repurchase equity, prepay subordinated debt or make certain investments; incur additional debt or issue certain disqualified stock and preferred stock; incur liens on assets; merge or consolidate with another company or sell all or substantially all assets; and allow to exist certain control provisions. An event of default under the indenture will allow either the trustee of the notes or the holders of at least 25% in principal amount of the then outstanding notes to accelerate, or in certain cases, will automatically cause the acceleration of, the amounts due under the notes. As of March 31, 2013, the Company was in compliance with all required covenants under the indenture.

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
Our 2011 Management Incentive Plan (the Plan) was designed to attract, retain and motivate key employees. Awards granted under the Plan are settled in shares of Class A common stock. At the beginning of each year, the Plan provides that the number of shares available for issuance automatically increases by an amount equal to 1.5% of the total number of shares of Class A and Class B common stock outstanding on December 31st of the previous year. On January 2, 2013, 555,638 additional shares were made available for issuance under the Plan. Through March 31, 2013, the remaining aggregate number of shares of our common stock authorized for issuance under the Plan was 3,435,229. Through March 31, 2013, there were 4,537,742 shares of our Class A common stock that were issued and remain outstanding as a result of equity awards granted under the Plan. The Plan expires in May 2021.
The Plan is administered by the compensation committee of our Board of Directors, along with its delegates. Subject to the express provisions of the Plan, the committee has the Board of Directors’ authority to administer and interpret the Plan, including the discretion to determine the exercise price, vesting schedule, contractual life and the number of shares to be issued.
Stock Compensation Expense-For the three months ended March 31, 2013 and 2012, we recorded $1.4 million and $2.4 million of stock-based compensation expense, respectively. No compensation expense of employees with stock awards, including stock-based compensation expense, was capitalized during the periods. For the three months ended March 31, 2013 and 2012, the total recognized tax deficiency from the exercise of stock options, vested cancellations and the vesting of restricted stock was $0.7 million and $0.3 million, respectively.
Stock Options-We typically issue options that vest over three years in equal annual installments beginning on the first anniversary of the date of grant. Under the terms of the Plan, the contractual life of the option grants may not exceed eight years. During the three months ended March 31, 2013 and 2012, we issued options that expire five years from the date of grant.
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
The following weighted-average assumptions were used for option grants during the three months ended March 31, 2013 and 2012:
Volatility-The expected volatility of the options granted was estimated based upon historical volatility of the Company’s share price through weekly observations of the Company’s trading history.
Expected Term-The expected term of options granted to employees during the three months ended March 31, 2013 and 2012 was determined from historical exercises of the grantee population. For all grants valued during the three months ended March 31, 2013 and 2012, the options had graded vesting over three years in equal annual installments beginning on the first anniversary of the date of grant and a contractual term of five years.
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
The following table summarizes weighted-average assumptions used in our calculations of fair value for the three months ended March 31, 2013 and 2012:

	Three months ended March 31,
	2013	2012
Volatility	32.45%	30.51%
Expected life of options (in years)	3.14	3.04
Risk-free interest rate	0.44%	0.56%
Dividend yield	3.00%	2.25%

Stock Option Activity-During the three months ended March 31, 2013, we granted stock options to purchase 488,850 shares of Class A common stock at a weighted-average exercise price of $26.96 per share, which reflects the fair market value of the shares on the date of grant. The weighted-average fair value of options granted during the three months ended March 31, 2013 and 2012, as determined under the Black-Scholes-Merton valuation model, was $4.81 and $6.00, respectively. These options vest over three years in equal annual installments beginning on the first anniversary of the date of the grant and have a contractual term of five years. Option grants that vested during the three months ended March 31, 2013 and 2012 had a combined fair value of $3.8 million and $5.4 million, respectively.
The following table includes information with respect to stock option activity and stock options outstanding for the year ended December 31, 2012 and the three months ended March 31, 2013:

	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value (in thousands)
Shares under option, December 31, 2011	2,886,110	$41.14	$1,096
Options granted	986,650	$29.24
Options exercised	(38,542)	$28.93	$215
Options cancelled and expired	(413,022)	$39.27
Shares under option, December 31, 2012	3,421,196	$38.61	$626
Options granted	488,850	$26.96
Options exercised	(25,000)	$21.33	$132
Options cancelled and expired	(320,232)	$38.62
Shares under option, March 31, 2013	3,564,814	$37.14	$950

The following table summarizes non-vested stock options for the three months ended March 31, 2013:

	Number of Shares	Weighted Average Fair Value
Non-vested stock options at December 31, 2012	1,697,992	$7.37
Options granted	488,850	$4.81
Vested during the period	(368,620)	$10.39
Options cancelled	(141,382)	$7.35
Non-vested stock options at March 31, 2013	1,676,840	$5.96

The following table includes information concerning stock options exercisable and stock options expected to vest at March 31, 2013:

	Number of Shares	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Aggregate Intrinsic Value (in thousands)
Stock options exercisable	1,887,974	2.0	$43.10	$574
Stock options expected to vest	1,441,435	4.2	$30.61	$321
Stock options exercisable and expected to vest	3,329,409

Unrecognized compensation expense related to outstanding stock options expected to vest as of March 31, 2013 was $7.6 million, which is expected to be recognized over a weighted-average period of 2.2 years and will be adjusted for any future changes in estimated forfeitures.
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

Restricted Stock Activity-The following table summarizes the restricted stock activity for the year ended December 31, 2012 and the three months ended March 31, 2013:

	Number of Shares	Grant Date Fair Value
		(in thousands)
Non-vested at December 31, 2011	30,667
Granted	24,000	$576
Vested	(27,334)	$1,237
Forfeited	—
Non-vested at December 31, 2012	27,333
Granted	—
Vested	(3,333)	$167
Forfeited	—
Non-vested at March 31, 2013	24,000

11.	Business Segment and Geographic Area Information
We have one reportable segment. We deliver a broad array of information technology and technical services solutions under contracts with the U.S. government, state and local governments and commercial customers. Our federal government customers typically exercise independent contracting authority, and even offices or divisions within an agency or department may directly, or through a prime contractor, use our services as a separate customer so long as that customer has independent decision-making and contracting authority within its organization. Revenues from the U.S. government under prime contracts and subcontracts were approximately 99.0% and 99.3% of our total revenues for the three months ended March 31, 2013 and 2012, respectively. There were no sales to any customers within a single country (except for the United States) where the sales accounted for 10% or more of total revenues. We treat sales to U.S. government customers as sales within the United States regardless of where the services are performed. Substantially all assets of continuing operations were held in the United States for the periods ended March 31, 2013 and December 31, 2012. Revenues by geographic customer and the related percentages of total revenues for the three months ended March 31, 2013 and 2012 were as follows (dollars in thousands):

	Three months ended March 31,
	2013		2012
United States	$644,820	99.8%	$675,216	99.8%
International	1,188	0.2%	1,293	0.2%
Total	$646,008		$676,509

The following table includes contracts that exceeded 10% of our revenues for the three months ended March 31, 2013 and 2012 (dollars in thousands):

	Three months ended March 31,
	2013		2012
Revenues:
Contract A	$137,913	21.3%	$141,305	20.9%
All other contracts	508,095	78.7%	535,204	79.1%
Total	$646,008		$676,509

The following table includes contracts that exceeded 10% of our operating income for the three months ended March 31, 2013 and 2012 (dollars in thousands):

	Three months ended March 31,
	2013		2012
Operating Income:
Contract A	$6,112	16.8%	$9,376	20.5%
All other contracts	30,259	83.2%	36,319	79.5%
Total	$36,371		$45,695

The following table includes contracts that exceeded 10% of our receivables, net at March 31, 2013 and December 31, 2012 (dollars in thousands):

	March 31, 2013		December 31, 2012
Receivables, net:
Contract A	$62,700	11.6%	$90,752	16.6%
Contract B	16,797	3.1%	62,709	11.4%
All other contracts	462,499	85.3%	394,848	72.0%
Total	$541,996		$548,309

Disclosure items required under ASC 280, Segment Reporting, including interest income, interest expense, depreciation and amortization expense, expenses for stock-based compensation programs, certain unallowable costs as determined under Federal Acquisition Regulations and expenditures for segment assets are not applicable as we review those items on a consolidated basis.

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
Although forward-looking statements in this Quarterly Report reflect our good faith judgment, such statements can only be based on facts and factors currently known by us. Consequently, forward-looking statements are inherently subject to risks and uncertainties, and actual results and outcomes may differ materially from the results and outcomes discussed in or anticipated by the forward-looking statements. We believe that it is important to communicate our future expectations to our investors. However, there may be events in the future that we are not able to predict accurately or control. Factors that could cause actual results to differ materially from the results we anticipate include, but are not limited to, the following:

•
adverse changes or delays in U.S. government spending for programs we support due to cost cutting and efficiency initiatives, changing mission priorities (including the expected withdrawal from Afghanistan) and other efforts to reduce federal government spending generally;

•	uncertainty regarding the timing and nature of government action to complete the budget process and otherwise address budgetary constraints, sequestration or other factors;

•	failure to compete effectively for new contract awards or to retain existing U.S. government contracts;

•	failure to obtain option awards, task orders or funding under contracts;

•	delays in the competitive bidding process caused by competitors' protests of contract awards received by us;

•	failure to realize the full amount of our backlog or adverse changes in the timing of receipt of revenues under contracts included in backlog;

•	adverse changes in our mix of contract types;

•	renegotiation, modification or termination of our contracts, or failure to perform in conformity with contract terms or our expectations;

•	failure to successfully integrate recently acquired companies or businesses into our operations or to realize any accretive or synergistic effects from such acquisitions;

•	adverse changes in business conditions that may cause our investments in recorded goodwill to become impaired;

•	failure to maintain strong relationship with other contractors;

•	failure to successfully identify and execute future acquisitions;

•	non-compliance with, or adverse changes in, complex U.S. government procurement laws and regulations;

•	adverse results of U.S. government audits or other investigations of our government contracts;

•
adverse changes in our financing arrangements, such as increases in interest rates and restrictions imposed by our outstanding indebtedness, including the ability to meet financial covenants, or inability to obtain new or additional financing; and

•	disruption of our business resulting from internal systems or service failures or breaches in customer systems, including as a result of cyber or other security threats.
We urge you not to place undue reliance on these forward-looking statements, which speak only as of the date of this Quarterly Report. These and other risk factors are more fully described and discussed in the section titled “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012 and under Item 1A. of Part II of our Quarterly Reports on Form 10-Q, and from time to time, in our other filings with the Securities and Exchange Commission (SEC). We undertake no obligation to revise or update any forward-looking statements in order to reflect any event or circumstance that may arise after the date of this Quarterly Report. We also suggest that you carefully review and consider the various disclosures made in this Quarterly Report that attempt to advise interested parties of the risks and factors that may affect our business, financial condition, results of operations and prospects.

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
We derive revenues primarily from contracts with U.S. government agencies that are focused on national security, and as a result, funding for our programs is generally linked to trends in U.S. government spending in areas of defense, intelligence and homeland security. While we believe that spending for our national security and other programs we support will continue to be a priority, federal spending levels generally have come under pressure given the effects of sequestration, mounting levels of debt, and planned withdraw from Southwest Asia. The uncertainty about funding levels has led certain of our customers to delay awards and spending and led the government to adopt policies adverse to our industry. We expect that our customers will continue to be motivated by minimizing costs, which we expect to lower margins across the industry. In addition, a significant portion of our business supports Overseas Contingency Operations (OCO), which will be negatively affected by the draw down of military forces over the next two years.
While budgetary pressures and limitations have created a challenging environment for companies in our industry, we believe that this situation may provide opportunities for price competitive providers such as ManTech. Moreover, we believe that the federal government's spending will remain robust in key areas for which ManTech is well positioned, including national and homeland security programs, sophisticated intelligence gathering and information sharing activities and implementation of new healthcare systems and policies. The U.S. is committed to maintaining its superiority in capabilities that we support, such as intelligence, surveillance and reconnaissance (ISR), cyber security and intelligence analysis and operations. With an increasing veteran population and an aging national population, investments in healthcare will continue. The government is actively looking for cloud-based solutions and data center consolidation to save money as well as systems integration and interoperability to enable better coordination and communication within and among agencies and departments.
We recommend that you read this discussion and analysis in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012, previously filed with the SEC.

Three Months Ended March 31, 2013 Compared to the Three Months Ended March 31, 2012
The following table sets forth certain items from our condensed consolidated statement of income and the relative percentage that certain items of expenses and earnings bear to revenues, as well as the period-to-period change from March 31, 2012 to March 31, 2013.

	Three months ended March 31,				Period-to-Period Change
	2013	2012	2013	2012	2012 to 2013
	Dollars		Percentage		Dollars	Percentage
	(dollars in thousands)
REVENUES	$646,008	$676,509	100.0%	100.0%	$(30,501)	(4.5)%
Cost of services	562,297	582,867	87.0%	86.1%	(20,570)	(3.5)%
General and administrative expenses	47,340	47,947	7.4%	7.1%	(607)	(1.3)%
OPERATING INCOME	36,371	45,695	5.6%	6.8%	(9,324)	(20.4)%
Interest expense	(4,051)	(4,148)	0.6%	0.6%	97	(2.3)%
Interest income	113	72	—%	—%	41	56.9%
Other income (expense), net	46	15	—%	—%	31	206.7%
INCOME FROM OPERATIONS BEFORE INCOME TAXES	32,479	41,634	5.0%	6.2%	(9,155)	(22.0)%
Provision for income taxes	(12,299)	(15,992)	1.9%	2.4%	3,693	(23.1)%
NET INCOME	$20,180	$25,642	3.1%	3.8%	$(5,462)	(21.3)%

Revenues
The primary driver of our decrease in revenues relates to reductions on our C4ISR support contracts and contracts that have ended, including a contract to provide mobile telecommunication services in Afghanistan. These reductions were partially offset by the revenues provided from contracts in the intelligence area including contracts for IT infrastructure modernization. The reduction in C4ISR work is primarily due to reduced demand for field service support to existing ISR systems. We expect these reductions in field service support to continue along with the eventual withdraw from Afghanistan.
Cost of services
The decrease in cost of services was primarily due to lower revenues. As a percentage of revenues, direct labor costs remained stable at 35.7% for the three months ended March 31, 2013, compared to 35.5% for the same period in 2012. As a percentage of revenues, other direct costs, which include subcontractors and third party equipment and materials used in the performance of our contracts, was 51.3% for the three months ended March 31, 2013, compared to 50.6% for the same period in 2012. We expect cost of services as a percentage of revenues to remain the same or slightly decrease for the remainder of the year.
Provision for income taxes
Our effective tax rate is affected by recurring items, such as tax rates and the relative amount of income we earn in jurisdictions. It is also affected by discrete items that may occur in any given year, but are not consistent from year to year. Our effective income tax rates were 37.9% and 38.4% for the three months ended March 31, 2013 and 2012, respectively. The decrease in the effective tax rate is attributed to provisions in the American Taxpayer Relief Act of 2012 (the Act) that took effect on January 2, 2013.  The Act retroactively restored tax positions on the 2012 tax return, including the research and experimentation credit and the D.C. federal empowerment zone credit. We expect the effective tax rate to be in line with the first quarter 2012 rate for the remainder of the year.
Net income
The decrease in net income was due to the reduction in revenues and margin pressure due to a shift to cost-reimbursable contracts awards as well as the competitive market place. Given the competitive market place and budgetary constraints of our customer, we expect continued pressure on net income.
Backlog
At March 31, 2013 and December 31, 2012, our backlog was $6.1 billion and $6.5 billion, respectively, of which $1.4 billion and $1.8 billion, respectively, was funded backlog. Backlog represents estimates that we calculate on a consistent basis. For additional information on how we compute backlog, see our annual report on Form 10-K for the fiscal year ended December 31, 2012, previously filed with the SEC.

Liquidity and Capital Resources
Historically, our primary liquidity needs have been the financing of acquisitions, working capital, payment under our cash dividend program and capital expenditures. Our primary sources of liquidity are cash provided by operations and our revolving credit facility.
On March 31, 2013, the Company's cash and cash equivalents balance was $172.3 million. At March 31, 2013, there were no outstanding borrowings under our revolving credit facility. At March 31, 2013, we were contingently liable under letters of credit totaling $0.2 million, which reduced our ability to borrow under our revolving credit facility by that amount. The maximum available borrowing under our revolving credit facility at March 31, 2013 was $499.8 million. At March 31, 2013, we had $200.0 million outstanding of our 7.25% senior unsecured notes. For additional information concerning our revolving credit facility and 7.25% senior unsecured notes, see Note 8 to our consolidated financial statements in Item 1.
Generally, cash provided by operating activities is adequate to fund our operations, including payments under our regular cash dividend program. Due to fluctuations in our cash flows and level of operations, it is necessary from time to time to increase borrowings under our revolving credit facility to meet cash demands.
Cash Flows from Operating Activities
Our operating cash flows are primarily affected by our ability to invoice and collect from our clients in a timely manner, our ability to manage our vendor payments and the overall profitability of our contracts. We bill most of our customers monthly after services are rendered. For the three months ended March 31, 2013 and 2012, our net cash flows from operating activities were $57.6 million and $52.2 million, respectively. Increased cash flows from operations during the three months ended March 31, 2013 compared to the same period in 2012 were due to the sale of contractual inventory, the timing of the collection of our receivables and payment of salaries to our employees; offset by the timing of vendor payments and decreases in depreciation expense and net income. Our accounts receivable days sales outstanding (DSO) was 76 for both the three months ended March 31, 2013 and 2012.
Cash Flows from Investing Activities
Our cash flows from investing activities consist primarily of business acquisitions, purchases of property and equipment and investments in capitalized software for internal use. For the three months ended March 31, 2013 and 2012, our net cash outflows from investing activities were $13.0 million and $40.9 million, respectively. During the three months ended March 31, 2013, our net cash outflows from investing activities were due to the acquisition of ALTA Systems, Inc. and purchases of property and equipment. During the three months ended March 31, 2012, our net cash outflows from investing activities were primarily due to the acquisition of Evolvent Technologies, Inc.
Cash Flows from Financing Activities
For the three months ended March 31, 2013 and 2012, our net cash outflows from financing activities were $7.2 million and $6.6 million, respectively. During the three months ended March 31, 2013, our net cash outflows from financing activities resulted primarily from dividends paid. During the three months ended March 31, 2012, our net cash outflows from financing were due to dividends paid, partially offset by the proceeds from the exercise of stock options.
Capital Resources
We believe the capital resources available to us from our cash on hand of $172.3 million at March 31, 2013, our $500.0 million capacity under our revolving credit facility and cash from our operations are adequate to fund our anticipated cash requirements for at least the next year, including payments under our regular cash dividend program. We anticipate financing our external growth from acquisitions and our longer-term internal growth through one or more of the following sources: cash from operations, use of our revolving credit facility, additional senior unsecured notes, additional borrowings or issuances of equity.

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
The following table summarizes the activity under our revolving credit facility for the three months ended March 31, 2013 and 2012 (in thousands):

	Three months ended March 31,
	2013	2012
Borrowing under revolving credit facility	$—	$8,000
Repayment of borrowings under revolving credit facility	$—	$(8,000)

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
Dividend
During each of the periods ended March 31, 2013 and 2012, we declared and paid a dividend in the amount of $0.21 per share on all issued and outstanding shares of common stock. While we expect to continue the regular cash dividend program, any future dividends declared will be at the discretion of our Board of Directors and will depend, among other factors, upon our results of operations, financial condition and cash requirements, as well as such other factors that our Board of Directors deems relevant.

Critical Accounting Estimates and Policies
Critical accounting policies are defined as those that are reflective of significant judgments and uncertainties, and potentially result in materially different results under different assumptions and conditions. Application of these policies is particularly important to the portrayal of our financial condition and results of operations. The discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these condensed consolidated financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. Actual results may differ from these estimates under different assumptions or conditions. Our significant accounting policies, including the critical accounting policies and practices listed below, are more fully described and discussed in the notes to the consolidated financial statements for the fiscal year 2012 included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012, filed with the SEC on February 22, 2013.

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
Our exposure to market risks relates to changes in interest rates for borrowing under our revolving credit facility. At March 31, 2013, we had no outstanding balance on our revolving credit facility. Borrowings under our revolving credit facility bear interest at variable rates. A hypothetical 10% increase in interest rates would have no effect on our interest expense for the three months ended March 31, 2013.
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
As of March 31, 2013, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), management evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 of the Exchange Act. Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level described above.
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

There have been no material changes from the risk factors described in the "Risk Factors" section of our Annual Report on the Form 10-K for the year ended December 31, 2012.

Item 6.	Exhibits
Exhibits required by Item 601 of Regulation S-K:

Exhibit	Description of Exhibit

10.1*
ManTech International Corporation 2013 Executive Incentive Compensation Plan, adopted on March 7, 2013, in which our executive officers participate (incorporate herein by reference from registrant's Current Report on Form 8-K filed with the SEC on March 11, 2013).

12.1‡	Ratio of Earnings to Fixed Charges.

31.1‡	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2‡	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32‡	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended.

101
The following materials from the ManTech International Corporation Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at March 31, 2013 and December 31, 2012; (ii) Condensed Consolidated Statements of Income for the Three Months Ended March 31, 2013 and 2012; (iii) Condensed Consolidated Statements of Comprehensive Income for the Three Months Ended March 31, 2013 and 2012; (iv) Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2013 and 2012; and (v) Notes to Condensed Consolidated Financial Statements.

*	Management contract or compensatory plan or arrangement.

‡	Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MANTECH INTERNATIONAL CORPORATION

		By:	/s/ GEORGE J. PEDERSEN
Date:	May 3, 2013	Name:	George J. Pedersen
		Title:	Chairman of the Board of Directors and Chief Executive Officer

		By:	/s/ KEVIN M. PHILLIPS
Date:	May 3, 2013	Name:	Kevin M. Phillips
		Title:	Chief Financial Officer