Form 10-Q
period 2013-06-30
MANTECH INTERNATIONAL CORP
filed 2013-08-01
CIK 892537

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
__________________________________________
FORM 10-Q
__________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2013
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No
As of July 30, 2013 there were outstanding 23,964,213 shares of our Class A common stock and 13,192,845 shares of our Class B common stock.

MANTECH INTERNATIONAL CORPORATION
FORM 10-Q
FOR THE QUARTER ENDED June 30, 2013

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

MANTECH INTERNATIONAL CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands Except Share Amounts)

	(unaudited)
	June 30, 2013	December 31, 2012
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$193,578	$134,896
Receivables—net	512,010	548,309
Prepaid expenses and other	15,438	27,185
Contractual inventory	—	34,762
Total Current Assets	721,026	745,152
Goodwill	871,019	861,912
Other intangible assets—net	160,672	167,910
Property and equipment—net	27,882	28,588
Employee supplemental savings plan assets	28,514	27,352
Other assets	10,186	10,995
TOTAL ASSETS	$1,819,299	$1,841,909
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$238,195	$315,582
Accrued salaries and related expenses	65,433	52,364
Billings in excess of revenue earned	13,024	15,031
Deferred income taxes—current	1,229	4,266
Total Current Liabilities	317,881	387,243
Long-term debt	200,000	200,000
Deferred income taxes—non-current	66,593	50,645
Accrued retirement	29,484	29,390
Other long-term liabilities	11,183	9,403
TOTAL LIABILITIES	625,141	676,681
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Common stock, Class A—$0.01 par value; 150,000,000 shares authorized; 24,205,326 and 24,093,832 shares issued at June 30, 2013 and December 31, 2012; 23,961,213 and 23,849,719 shares outstanding at June 30, 2013 and December 31, 2012	242	241
Common stock, Class B—$0.01 par value; 50,000,000 shares authorized; 13,192,845 and 13,192,845 shares issued and outstanding at June 30, 2013 and December 31, 2012	132	132
Additional paid-in capital	421,555	417,917
Treasury stock, 244,113 and 244,113 shares at cost at June 30, 2013 and December 31, 2012	(9,158)	(9,158)
Retained earnings	782,387	756,241
Accumulated other comprehensive income (loss)	(149)	(145)
Unearned employee stock ownership plan shares	(851)	—
TOTAL STOCKHOLDERS’ EQUITY	1,194,158	1,165,228
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,819,299	$1,841,909

See notes to condensed consolidated financial statements.

MANTECH INTERNATIONAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In Thousands Except Per Share Amounts)

	(unaudited) Three months ended June 30,		(unaudited) Six months ended June 30,
	2013	2012	2013	2012
REVENUES	$605,129	$638,937	$1,251,137	$1,315,446
Cost of services	523,039	544,110	1,085,336	1,126,977
General and administrative expenses	43,419	49,947	90,759	97,894
OPERATING INCOME	38,671	44,880	75,042	90,575
Interest expense	(4,062)	(4,009)	(8,113)	(8,157)
Interest income	113	67	226	139
Other income (expense), net	(90)	(103)	(44)	(88)
INCOME FROM OPERATIONS BEFORE INCOME TAXES	34,632	40,835	67,111	82,469
Provision for income taxes	(13,081)	(16,090)	(25,380)	(32,082)
NET INCOME	$21,551	$24,745	$41,731	$50,387
BASIC EARNINGS PER SHARE:
Class A basic earnings per share	$0.58	$0.67	$1.13	$1.37
Weighted average common shares outstanding	23,910	23,697	23,871	23,670
Class B basic earnings per share	$0.58	$0.67	$1.13	$1.37
Weighted average common shares outstanding	13,193	13,193	13,193	13,193
DILUTED EARNINGS PER SHARE:
Class A diluted earnings per share	$0.58	$0.67	$1.12	$1.36
Weighted average common shares outstanding	23,940	23,736	23,908	23,726
Class B diluted earnings per share	$0.58	$0.67	$1.12	$1.36
Weighted average common shares outstanding	13,193	13,193	13,193	13,193

See notes to condensed consolidated financial statements.

MANTECH INTERNATIONAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In Thousands)

	(unaudited) Three months ended June 30,		(unaudited) Six months ended June 30,
	2013	2012	2013	2012
NET INCOME	$21,551	$24,745	$41,731	$50,387
OTHER COMPREHENSIVE INCOME (LOSS):
Translation adjustment, net of tax	(3)	(19)	(4)	(70)
Total other comprehensive income (loss)	(3)	(19)	(4)	(70)
COMPREHENSIVE INCOME	$21,548	$24,726	$41,727	$50,317

See notes to condensed consolidated financial statements.

MANTECH INTERNATIONAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)

	(unaudited) Six months ended June 30,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$41,731	$50,387
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	15,332	37,296
Deferred income taxes	11,647	3,626
Stock-based compensation	2,778	4,431
Gain on sale of property and equipment	(400)	—
Excess tax benefits from the exercise of stock options	(46)	(43)
Change in assets and liabilities—net of effects from acquired businesses:
Receivables—net	37,705	26,095
Contractual inventory	34,762	—
Prepaid expenses and other	11,625	8,320
Accounts payable and accrued expenses	(77,730)	(16,064)
Accrued salaries and related expenses	12,493	(3,053)
Billings in excess of revenue earned	(2,007)	(22,036)
Accrued retirement	94	(232)
Other	1,154	2,120
Net cash flow from operating activities	89,138	90,847
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of businesses—net of cash acquired	(11,382)	(62,188)
Purchases of property and equipment	(3,762)	(4,438)
Investment in capitalized software for internal use	(1,249)	(1,693)
Proceeds from sale of property and equipment	400	—
Proceeds from sale of investment	239	185
Proceeds from disposition of a business	—	1,799
Net cash flow from investing activities	(15,754)	(66,335)
CASH FLOWS FROM FINANCING ACTIVITIES:
Dividends paid	(15,577)	(15,492)
Proceeds from exercise of stock options	829	1,115
Excess tax benefits from the exercise of stock options	46	43
Net cash flow from financing activities	(14,702)	(14,334)
NET CHANGE IN CASH AND CASH EQUIVALENTS	58,682	10,178
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	134,896	114,483
CASH AND CASH EQUIVALENTS, END OF PERIOD	$193,578	$124,661
SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for income taxes	$3,322	$11,691
Cash paid for interest	$8,012	$7,838
Noncash investing and financing activities:
Employee stock ownership plan contributions	$1,287	$1,382
Capital expenditures incurred but not yet paid	$—	$26

See notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2013
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
During the six months ended June 30, 2013, ManTech incurred approximately $0.1 million of acquisition costs related to the ALTA transaction, which are included in the general and administrative expense in our condensed consolidated statement of income.
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
During the six months ended June 30, 2012, ManTech incurred approximately $0.5 million of acquisition costs related to the HBGary transaction, which are included in the general and administrative expense in our condensed consolidated statement of income.
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
During the six months ended June 30, 2012, the Company incurred $0.2 million of acquisition costs associated with the Evolvent transaction, which are included in general and administrative expense in our condensed consolidated statement of income.
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
In applying the two-class method, we determined that undistributed earnings should be allocated equally on a per share basis between Class A and Class B common stock. Under the Company’s Certificate of Incorporation, the holders of the common stock are entitled to participate ratably, on a share-for-share basis as if all shares of common stock were of a single class, in such dividends, as may be declared by the Board of Directors. During each of the the six month periods ended June 30, 2013 and 2012, we declared and paid two quarterly dividends in the amount of $0.21 per share on both classes of common stock.
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
The net income available to common stockholders and weighted average number of common shares outstanding used to compute basic and diluted earnings per share for each class of common stock are as follows (in thousands, except per share amounts):

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Distributed earnings	$7,802	$7,756	$15,585	$15,501
Undistributed earnings	13,749	16,989	26,146	34,886
Net income	$21,551	$24,745	$41,731	$50,387

Class A common stock:
Basic net income available to common stockholders	$13,888	$15,896	$26,877	$32,354
Basic weighted average common shares outstanding	23,910	23,697	23,871	23,670
Basic earnings per share	$0.58	$0.67	$1.13	$1.37

Diluted net income available to common stockholders	$13,894	$15,905	$26,892	$32,381
Effect of potential exercise of stock options	30	39	37	56
Diluted weighted average common shares outstanding	23,940	23,736	23,908	23,726
Diluted earnings per share	$0.58	$0.67	$1.12	$1.36

Class B common shares:
Basic net income available to common stockholders	$7,663	$8,849	$14,854	$18,033
Basic weighted average common shares outstanding	13,193	13,193	13,193	13,193
Basic earnings per share	$0.58	$0.67	$1.13	$1.37

Diluted net income available to common stockholders	$7,657	$8,840	$14,839	$18,006
Effect of potential exercise of stock options	—	—	—	—
Diluted weighted average common shares outstanding	13,193	13,193	13,193	13,193
Diluted earnings per share	$0.58	$0.67	$1.12	$1.36

For the three months ended June 30, 2013 and 2012, options to purchase 3.3 million and 3.0 million shares, respectively, were outstanding but not included in the computation of diluted earnings per share because the options’ effect would have been anti-dilutive. For the six months ended June 30, 2013 and 2012, options to purchase 3.5 million and 2.9 million shares, respectively, were outstanding but not included in the computation of diluted earnings per share because the options' effect would have been anti-dilutive. For the six months ended June 30, 2013 and 2012, shares issued from the exercise of stock option were 39 thousand and 37 thousand, respectively.

5.	Receivables
We deliver a broad array of information technology and technical services solutions under contracts with the U.S. government, state and local governments and commercial customers. The components of contract receivables are as follows (in thousands):

	June 30, 2013	December 31, 2012
Billed receivables	$411,646	$420,598
Unbilled receivables:
Amounts billable	94,951	119,893
Revenues recorded in excess of funding	7,579	11,148
Retainage	7,627	6,119
Allowance for doubtful accounts	(9,793)	(9,449)
Receivables, net	$512,010	$548,309

Amounts billable consist principally of amounts to be billed within the next month. Revenues recorded in excess of funding are billable upon receipt of contractual amendments or other modifications. Revenues recorded in excess of milestone billings on fixed price contracts consist of amounts not expected to be billed within the next month. The retainage is billable upon completion of contract performance and approval of final indirect expense rates by the government. Accounts receivable at June 30, 2013, are expected to be substantially collected within one year except for approximately $1.6 million, of which amount 90.4% is related to receivables from direct sales to the U.S. government. The remainder is related to receivables from contracts in which we acted as a subcontractor to other contractors.
The Company does not believe it has significant exposure to credit risk as accounts receivable and the related unbilled amounts are primarily due from the U.S. government. The allowance for doubtful accounts represents the Company’s exposure to compliance issues, contractual issues and bad debt related to prime contractors.

6.	Property and Equipment
Major classes of property and equipment are summarized as follows (in thousands):

	June 30, 2013	December 31, 2012
Furniture and equipment	$47,983	$94,934
Leasehold improvements	31,188	28,932
	79,171	123,866
Less: Accumulated depreciation and amortization	(51,289)	(95,278)
Total property and equipment, net	$27,882	$28,588

7.	Goodwill and Other Intangible Assets
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
During the second quarter of 2013, we completed our annual goodwill impairment test. The results of step one of this test showed the fair values of all reporting units were substantially in excess of their carrying values, therefore, no impairment losses were identified and performance of step two was not required. We continue to monitor events that could impact our financial outlook and our assets including potential significant reductions in government spending that could adversely impact our financial results and changes in market conditions that could result in a reduction in the fair value of our assets.
During the six months ended June 30, 2013, there was an increase in goodwill related to the acquisition of ALTA as a well as an immaterial acquisition. The changes in the carrying amounts of goodwill during the year ended December 31, 2012 and the period ended June 30, 2013 are as follows (in thousands):

Goodwill Balance
Balance at December 31, 2011	$808,455
Additional consideration for the acquisition of Worldwide Information Network Systems, Inc.	212
Acquisition-Evolvent	33,175
Acquisition-HBGary	20,070
Balance at December 31, 2012	$861,912
Acquisition-ALTA	8,847
Other	260
Balance at June 30, 2013	$871,019

Other intangible assets consisted of the following (in thousands):

	June 30, 2013			December 31, 2012
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Other intangible assets:
Contract and program intangible assets	$251,572	$100,991	$150,581	$249,882	$92,400	$157,482
Capitalized software cost for internal use	32,098	22,082	10,016	30,985	20,637	10,348
Other	115	40	75	115	35	80
Total other intangible assets, net	$283,785	$123,113	$160,672	$280,982	$113,072	$167,910

Amortization expense relating to intangible assets for the three months ended June 30, 2013 and 2012 was $5.1 million and $5.1 million, respectively. Amortization expense relating to intangible assets for the six months ended June 30, 2013 and 2012 was $10.2 million and $9.9 million, respectively. We estimate that we will have the following amortization expense for the future periods indicated below (in thousands):

For the remaining six months ending December 31, 2013	$10,150
For the year ending:
December 31, 2014	$18,209
December 31, 2015	$15,605
December 31, 2016	$13,603
December 31, 2017	$11,886
December 31, 2018	$10,739

8.	Long-term Debt
Long-term debt consisted of the following (in thousands):

	June 30, 2013	December 31, 2012
Revolving credit facility	$—	$—
7.25% senior unsecured notes	200,000	200,000
Long-term debt	$200,000	$200,000

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
The terms of the credit agreement permit prepayment and termination of the loan commitments at any time, subject to certain conditions. The credit agreement requires the Company to comply with specified financial covenants, including the maintenance of certain leverage ratios and a certain fixed charge coverage ratio. The credit agreement also contains various covenants, including affirmative covenants with respect to certain reporting requirements and maintaining certain business activities, and negative covenants that, among other things, may limit or impose restrictions on our ability to incur liens, incur additional indebtedness, make investments, make acquisitions and undertake certain other actions. As of June 30, 2013, we were in compliance with our financial covenants under the credit agreement.
There was no outstanding balance on our revolving credit facility at June 30, 2013 and December 31, 2012. The maximum available borrowing under the revolving credit facility at June 30, 2013 was $499.8 million. As of June 30, 2013, we were contingently liable under letters of credit totaling $0.2 million, which reduced our availability to borrow under our revolving credit facility.
The following table summarizes the activity under our revolving credit facility for the six months ended June 30, 2013 and 2012 (in thousands):

	Six months ended June 30,
	2013	2012
Borrowing under revolving credit facility	$—	$9,000
Repayment of borrowings under revolving credit facility	$—	$(9,000)
7.25% Senior Unsecured Notes-We have $200.0 million in aggregate principal amount of 7.25% senior unsecured notes that are registered under the Securities Act of 1933, as amended. The fair value of the 7.25% senior unsecured notes as of June 30, 2013 was approximately $209.3 million based on quoted market prices.
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
The indenture governing the 7.25% senior unsecured notes contains customary events of default, as well as restrictive covenants, which, subject to important exceptions and qualifications specified in such indenture, will, among other things, limit our ability and the ability of our subsidiaries that guarantee the 7.25% senior unsecured notes to: pay dividends or distributions, repurchase equity, prepay subordinated debt or make certain investments; incur additional debt or issue certain disqualified stock and preferred stock; incur liens on assets; merge or consolidate with another company or sell all or substantially all assets; and allow to exist certain control provisions. An event of default under the indenture will allow either the trustee of the notes or the holders of at least 25% in principal amount of the then outstanding notes to accelerate, or in certain cases, will automatically cause the acceleration of, the amounts due under the notes. As of June 30, 2013, the Company was in compliance with all required covenants under the indenture.

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
Our 2011 Management Incentive Plan (the Plan) was designed to attract, retain and motivate key employees. Awards granted under the Plan are settled in shares of Class A common stock. At the beginning of each year, the Plan provides that the number of shares available for issuance automatically increases by an amount equal to 1.5% of the total number of shares of Class A and Class B common stock outstanding on December 31st of the previous year. On January 2, 2013, 555,638 additional shares were made available for issuance under the Plan. Through June 30, 2013, the remaining aggregate number of shares of our common stock authorized for issuance under the Plan was 3,613,855. Through June 30, 2013, there were 4,575,742 shares of our Class A common stock that were issued and remain outstanding as a result of equity awards granted under the Plan. The Plan expires in May 2021.
The Plan is administered by the compensation committee of our Board of Directors, along with its delegates. Subject to the express provisions of the Plan, the committee has the Board of Directors’ authority to administer and interpret the Plan, including the discretion to determine the exercise price, vesting schedule, contractual life and the number of shares to be issued.
Stock Compensation Expense-For the three months ended June 30, 2013 and 2012, we recorded $1.4 million and $2.0 million of stock-based compensation expense, respectively. For the six months ended June 30, 2013 and 2012, we recorded $2.8 million and $4.4 million of stock-based compensation expense, respectively. No compensation expense of employees with stock awards, including stock-based compensation expense, was capitalized during the periods. For the six months ended June 30, 2013 and 2012, the total recognized tax deficiency from the exercise of stock options, vested cancellations and the vesting of restricted stock was $1.3 million and $0.3 million, respectively.
Stock Options-We typically issue options that vest over three years in equal annual installments beginning on the first anniversary of the date of grant. Under the terms of the Plan, the contractual life of the option grants may not exceed eight years. During the six months ended June 30, 2013 and 2012, we issued options that expire five years from the date of grant.
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
The following weighted-average assumptions were used for option grants during the six months ended June 30, 2013 and 2012:
Volatility-The expected volatility of the options granted was estimated based upon historical volatility of the Company’s share price through weekly observations of the Company’s trading history.
Expected Term-The expected term of options granted to employees during the six months ended June 30, 2013 and 2012 was determined from historical exercises of the grantee population. For all grants valued during the six months ended June 30, 2013 and 2012, the options had graded vesting over three years in equal annual installments beginning on the first anniversary of the date of grant and a contractual term of five years.
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
The following table summarizes weighted-average assumptions used in our calculations of fair value for the six months ended June 30, 2013 and 2012:

	Six months ended June 30,
	2013	2012
Volatility	32.45%	30.49%
Expected life of options (in years)	3.14	3.04
Risk-free interest rate	0.44%	0.56%
Dividend yield	3.00%	2.25%

Stock Option Activity-During the six months ended June 30, 2013, we granted stock options to purchase 488,850 shares of Class A common stock at a weighted-average exercise price of $26.96 per share, which reflects the fair market value of the shares on the date of grant. The weighted-average fair value of options granted during the six months ended June 30, 2013 and 2012, as determined under the Black-Scholes-Merton valuation model, was $4.81 and $5.98, respectively. These options vest over three years in equal annual installments beginning on the first anniversary of the date of the grant and have a contractual term of five years. Option grants that vested during the six months ended June 30, 2013 and 2012 had a combined fair value of $3.9 million and $5.5 million, respectively.
The following table includes information with respect to stock option activity and stock options outstanding for the year ended December 31, 2012 and the six months ended June 30, 2013:

	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value (in thousands)
Shares under option, December 31, 2011	2,886,110	$41.14	$1,096
Options granted	986,650	$29.24
Options exercised	(38,542)	$28.93	$215
Options cancelled and expired	(413,022)	$39.27
Shares under option, December 31, 2012	3,421,196	$38.61	$626
Options granted	488,850	$26.96
Options exercised	(39,000)	$21.28	$224
Options cancelled and expired	(522,858)	$38.70
Shares under option, June 30, 2013	3,348,188	$37.10	$462

The following table summarizes non-vested stock options for the six months ended June 30, 2013:

	Number of Shares	Weighted Average Fair Value
Non-vested stock options at December 31, 2012	1,697,992	$7.37
Options granted	488,850	$4.81
Vested during the period	(381,286)	$10.31
Options cancelled	(216,673)	$6.90
Non-vested stock options at June 30, 2013	1,588,883	$5.94

The following table includes information concerning stock options exercisable and stock options expected to vest at June 30, 2013:

	Number of Shares	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Aggregate Intrinsic Value (in thousands)
Stock options exercisable	1,759,305	1.8	$43.19	$418
Stock options expected to vest	1,400,422	4.0	$30.55	$39
Stock options exercisable and expected to vest	3,159,727

Unrecognized compensation expense related to outstanding stock options expected to vest as of June 30, 2013 was $6.2 million, which is expected to be recognized over a weighted-average period of 1.9 years and will be adjusted for any future changes in estimated forfeitures.
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

Restricted Stock Activity-The following table summarizes the restricted stock activity for the year ended December 31, 2012 and the six months ended June 30, 2013:

	Number of Shares	Grant Date Fair Value (in thousands)
Non-vested at December 31, 2011	30,667
Granted	24,000	$576
Vested	(27,334)	$1,237
Forfeited	—
Non-vested at December 31, 2012	27,333
Granted	24,000	$664
Vested	(27,333)	$742
Forfeited	—
Non-vested at June 30, 2013	24,000

11.	Business Segment and Geographic Area Information
We have one reportable segment. We deliver a broad array of information technology and technical services solutions under contracts with the U.S. government, state and local governments and commercial customers. Our federal government customers typically exercise independent contracting authority, and even offices or divisions within an agency or department may directly, or through a prime contractor, use our services as a separate customer so long as that customer has independent decision-making and contracting authority within its organization. Revenues from the U.S. government under prime contracts and subcontracts were approximately 99.0% and 99.2% of our total revenues for the six months ended June 30, 2013 and 2012, respectively. There were no sales to any customers within a single country (except for the United States) where the sales accounted for 10% or more of total revenues. We treat sales to U.S. government customers as sales within the United States regardless of where the services are performed. Substantially all assets of continuing operations were held in the United States for the periods ended June 30, 2013 and December 31, 2012. Revenues by geographic customer and the related percentages of total revenues for the three and six months ended June 30, 2013 and 2012 were as follows (dollars in thousands):

	Three months ended June 30,				Six months ended June 30,
	2013		2012		2013		2012
United States	$603,997	99.8%	$637,775	99.8%	$1,248,817	99.8%	$1,312,991	99.8%
International	1,132	0.2%	1,162	0.2%	2,320	0.2%	2,455	0.2%
Total	$605,129		$638,937		$1,251,137		$1,315,446

The following table includes contracts that exceeded 10% of our revenues for the three and six months ended June 30, 2013 and 2012 (dollars in thousands):

	Three months ended June 30,				Six months ended June 30,
	2013		2012		2013		2012
Revenues:
Contract A	$137,570	22.7%	$140,584	22.0%	$275,483	22.0%	$282,407	21.5%
All other contracts	467,559	77.3%	498,353	78.0%	975,654	78.0%	1,033,039	78.5%
Total	$605,129		$638,937		$1,251,137		$1,315,446

The following table includes contracts that exceeded 10% of our operating income for the three and six months ended June 30, 2013 and 2012 (dollars in thousands):

	Three months ended June 30,				Six months ended June 30,
	2013		2012		2013		2012
Operating Income:
Contract A	$5,684	14.7%	$9,475	21.1%	$11,796	15.7%	$18,848	20.8%
All other contracts	32,987	85.3%	35,405	78.9%	63,246	84.3%	71,727	79.2%
Total	$38,671		$44,880		$75,042		$90,575

The following table includes contracts that exceeded 10% of our receivables, net at June 30, 2013 and December 31, 2012 (dollars in thousands):

	June 30, 2013		December 31, 2012
Receivables, net:
Contract C	$65,579	12.8%	$—	—%
Contract A	63,213	12.3%	90,752	16.6%
Contract B	9,498	1.9%	62,709	11.4%
All other contracts	373,720	73.0%	394,848	72.0%
Total	$512,010		$548,309

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
Although forward-looking statements in this Quarterly Report reflect our good faith judgment, such statements can only be based on facts and factors currently known by us. Consequently, forward-looking statements are inherently subject to risks and uncertainties, and actual results and outcomes may differ materially from the results and outcomes discussed in or anticipated by the forward-looking statements. We believe that it is important to communicate our future expectations to our investors. However, there may be events in the future that we are not able to predict accurately or control. Factors that could cause actual results to differ materially from the results we anticipate include, but are not limited to, the following:

•
adverse changes or delays in U.S. government spending for programs we support due to cost cutting and efficiency initiatives, changing mission priorities (including the withdrawal from Afghanistan) and other efforts to reduce federal government spending generally;

•	uncertainty regarding the timing and nature of government action to complete the budget process and otherwise address budgetary constraints, sequestration or other factors;

•	failure to compete effectively for new contract awards or to retain existing U.S. government contracts;

•	failure to obtain option awards, task orders or funding under contracts;

•	delays in the competitive bidding process caused by competitors' protests of contract awards received by us or other factors;

•	failure to realize the full amount of our backlog or adverse changes in the timing of receipt of revenues under contracts included in backlog;

•	renegotiation, modification or termination of our contracts, or failure to perform in conformity with contract terms or our expectations;

•	adverse changes in our mix of contract types;

•
disruption of our business or damage to our reputation resulting from security breaches in customer systems, internal systems or service failures (including as a result of cyber or other security threats), or employee or subcontractor misconduct;

•	adverse changes in business conditions that may cause our investments in recorded goodwill to become impaired;

•	failure to maintain strong relationship with other contractors;

•	failure to successfully integrate recently acquired companies or businesses into our operations or to realize any accretive or synergistic effects from such acquisitions;

•	failure to successfully identify and execute future acquisitions;

•	non-compliance with, or adverse changes in, complex U.S. government procurement laws, regulations or processes;

•	adverse results of U.S. government audits or other investigations of our government contracts; and

•
adverse changes in our financing arrangements, such as increases in interest rates and restrictions imposed by our outstanding indebtedness, including the ability to meet financial covenants, or inability to obtain new or additional financing.

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
We derive revenues primarily from contracts with U.S. government agencies that are focused on national security, and as a result, funding for our programs is generally linked to trends in U.S. government spending in areas of defense, intelligence and homeland security. While we believe that spending for our national security and other programs we support will continue to be a priority, federal spending levels generally have come under pressure given the effects of sequestration, mounting levels of debt, and the withdrawal from Southwest Asia. The uncertainty about funding levels has led certain of our customers to delay awards and spending and led the government to adopt policies adverse to our industry. We expect that our customers will continue to be motivated by minimizing costs, which we expect to lower margins across the industry. The Company has begun being impacted, and expects to continue seeing impacts, from an accelerated draw down in Afghanistan and sequestration.
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

Three Months Ended June 30, 2013 Compared to the Three Months Ended June 30, 2012
The following table sets forth certain items from our condensed consolidated statement of income and the relative percentage that certain items of expenses and earnings bear to revenues, as well as the period-to-period change from June 30, 2012 to June 30, 2013.

	Three months ended June 30,				Period-to-Period Change
	2013	2012	2013	2012	2012 to 2013
	Dollars		Percentage		Dollars	Percentage
	(dollars in thousands)
REVENUES	$605,129	$638,937	100.0%	100.0%	$(33,808)	(5.3)%
Cost of services	523,039	544,110	86.4%	85.2%	(21,071)	(3.9)%
General and administrative expenses	43,419	49,947	7.2%	7.8%	(6,528)	(13.1)%
OPERATING INCOME	38,671	44,880	6.4%	7.0%	(6,209)	(13.8)%
Interest expense	(4,062)	(4,009)	0.7%	0.6%	(53)	1.3%
Interest income	113	67	—%	—%	46	68.7%
Other income (expense), net	(90)	(103)	—%	—%	13	(12.6)%
INCOME FROM OPERATIONS BEFORE INCOME TAXES	34,632	40,835	5.7%	6.4%	(6,203)	(15.2)%
Provision for income taxes	(13,081)	(16,090)	2.1%	2.5%	3,009	(18.7)%
NET INCOME	$21,551	$24,745	3.6%	3.9%	$(3,194)	(12.9)%

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
Cost of services
The decrease in cost of services was primarily due to lower revenues. As a percentage of revenues, direct labor costs remained stable at 38.2% for the three months ended June 30, 2013, compared to 37.8% for the same period in 2012. As a percentage of revenues, other direct costs, which include subcontractors and third party equipment and materials used in the performance of our contracts, was 48.2% for the three months ended June 30, 2013, compared to 47.4% for the same period in 2012.
General and administrative expenses
The decrease in general and administrative expense was due to cost reduction initiatives, including reductions in indirect support staff and lower stock based compensation expense. As a percentage of revenues, general and administrative expense decreased for the three months ended June 30, 2013 when compared to the same period in 2012 due to these initiatives.
Provision for income taxes
Our effective tax rate is affected by recurring items, such as tax rates and the relative amount of income we earn in various taxing jurisdictions. It is also affected by discrete items that may occur in any given year, but are not consistent from year to year. Our effective income tax rates were 37.8% and 39.4% for the three months ended June 30, 2013 and 2012, respectively. The decrease in the effective tax rate is attributable to a tax basis deduction of an investment and provisions in the American Taxpayer Relief Act of 2012 (the Act) that took effect on January 2, 2013.  The Act retroactively restored tax positions on the 2012 tax return, including the research and experimentation credit and the D.C. federal empowerment zone credit.
Net income
The decrease in net income was due to the reduction in revenues and margin pressure due to a shift to cost-reimbursable contracts awards as well as the competitive market place.

Six Months Ended June 30, 2013 Compared to the Six Months Ended June 30, 2012
The following table sets forth certain items from our condensed consolidated statement of income and the relative percentage that certain items of expenses and earnings bear to revenues, as well as the period-to-period change from June 30, 2012 to June 30, 2013.

	Six months ended June 30,				Period-to-Period Change
	2013	2012	2013	2012	2012 to 2013
	Dollars		Percentage		Dollars	Percentage
	(dollars in thousands)
REVENUES	$1,251,137	$1,315,446	100.0%	100.0%	$(64,309)	(4.9)%
Cost of services	1,085,336	1,126,977	86.7%	85.7%	(41,641)	(3.7)%
General and administrative expenses	90,759	97,894	7.3%	7.4%	(7,135)	(7.3)%
OPERATING INCOME	75,042	90,575	6.0%	6.9%	(15,533)	(17.1)%
Interest expense	(8,113)	(8,157)	0.6%	0.6%	44	(0.5)%
Interest income	226	139	—%	—%	87	62.6%
Other income (expense), net	(44)	(88)	—%	—%	44	(50.0)%
INCOME FROM OPERATIONS BEFORE INCOME TAXES	67,111	82,469	5.4%	6.3%	(15,358)	(18.6)%
Provision for income taxes	(25,380)	(32,082)	2.1%	2.5%	6,702	(20.9)%
NET INCOME	$41,731	$50,387	3.3%	3.8%	$(8,656)	(17.2)%

Revenues
The primary driver of our decrease in revenues relates to reductions on our C4ISR support contracts and contracts that have ended, including a contract to provide mobile telecommunication services in Afghanistan. These reductions were partially offset by the revenues provided from contracts in the intelligence area including contracts for IT infrastructure modernization. The reduction in C4ISR work is primarily due to reduced demand for field service support to existing ISR systems. We expect the withdrawal from Afghanistan to impact our contracts in support of Overseas Contingency Operations (OCO).
Cost of services
The decrease in cost of services was primarily due to lower revenues. As a percentage of revenues, direct labor costs remained stable at 36.9% for the six months ended June 30, 2013, compared to 36.7% for the same period in 2012. As a percentage of revenues, other direct costs, which include subcontractors and third party equipment and materials used in the performance of our contracts, was 49.8% for the six months ended June 30, 2013, compared to 49.0% for the same period in 2012. We expect cost of services as a percentage of revenues to remain the same or slightly decrease for the remainder of the year.
General and administrative expenses
The decrease in general and administrative expense was due to cost reduction initiatives, including reductions in indirect support staff and lower stock based compensation expense. As a percentage of revenues, general and administrative expense remained the same for the six months ended June 30, 2013 when compared to the same period in 2012. We expect general and administrative expenses as a percentage of revenues to remain relatively stable for the remainder of the year.
Provision for income taxes
Our effective tax rate is affected by recurring items, such as tax rates and the relative amount of income we earn in various taxing jurisdictions. It is also affected by discrete items that may occur in any given year, but are not consistent from year to year. Our effective income tax rates were 37.8% and 38.9% for the six months ended June 30, 2013 and 2012, respectively. The decrease in the effective tax rate is attributable to a tax basis deduction of an investment and provisions in the American Taxpayer Relief Act of 2012 (the Act) that took effect on January 2, 2013.  The Act retroactively restored tax positions on the 2012 tax return, including the research and experimentation credit and the D.C. federal empowerment zone credit. We expect the effective tax rate to remain stable for the remainder of the year.

Net income
The decrease in net income was due to the reduction in revenues and margin pressure due to a shift to cost-reimbursable contracts awards as well as the competitive market place. While we believe our cost-reimbursable contract mix will remain stable, given the competitive market place and budgetary constraints of our customer, we expect continued pressure on net income.
Backlog
At June 30, 2013 and December 31, 2012, our backlog was $5.3 billion and $6.5 billion, respectively, of which $1.2 billion and $1.8 billion, respectively, was funded backlog. The decrease in our backlog is primarily due to reductions in expected demand on our OCO support contracts due to the accelerated withdrawal from Afghanistan. Backlog represents estimates that we calculate on a consistent basis. For additional information on how we compute backlog, see our annual report on Form 10-K for the fiscal year ended December 31, 2012, previously filed with the SEC.

Liquidity and Capital Resources
Historically, our primary liquidity needs have been the financing of acquisitions, working capital, payment under our cash dividend program and capital expenditures. Our primary sources of liquidity are cash provided by operations and our revolving credit facility.
On June 30, 2013, the Company's cash and cash equivalents balance was $193.6 million. There were no outstanding borrowings under our revolving credit facility at June 30, 2013. At June 30, 2013, we were contingently liable under letters of credit totaling $0.2 million, which reduced our ability to borrow under our revolving credit facility by that amount. The maximum available borrowing under our revolving credit facility at June 30, 2013 was $499.8 million. At June 30, 2013, we had $200.0 million outstanding of our 7.25% senior unsecured notes. For additional information concerning our revolving credit facility and 7.25% senior unsecured notes, see Note 8 to our consolidated financial statements in Item 1.
Generally, cash provided by operating activities is adequate to fund our operations, including payments under our regular cash dividend program. Due to fluctuations in our cash flows and level of operations, it is necessary from time to time to borrow under our revolving credit facility to meet cash demands.
Cash Flows from Operating Activities
Our operating cash flows are primarily affected by our ability to invoice and collect from our clients in a timely manner, our ability to manage our vendor payments and the overall profitability of our contracts. We bill most of our customers monthly after services are rendered. Our accounts receivable days sales outstanding (DSO) was 76 and 73 for the six months ended June 30, 2013 and 2012. For the six months ended June 30, 2013 and 2012, our net cash flows from operating activities were $89.1 million and $90.8 million, respectively. The slight decrease in net cash flows from operating activities during the six months ended June 30, 2013 when compared to the same period in 2012 was due to the timing of vendor payments, offset by the sale of contractual inventory and decreased billings in excess of revenue earned.
Cash Flows from Investing Activities
Our cash flows from investing activities consist primarily of business acquisitions, purchases of property and equipment and investments in capitalized software for internal use. For the six months ended June 30, 2013 and 2012, our net cash outflows from investing activities were $15.8 million and $66.3 million, respectively. During the six months ended June 30, 2013, our net cash outflows from investing activities were primarily due to the acquisition of ALTA Systems, Inc. and capital expenditures. During the six months ended June 30, 2012, our net cash outflows from investing activities were due to the acquisitions of HBGary, Inc. and Evolvent Technologies, Inc. as well as capital expenditures.
Cash Flows from Financing Activities
For the six months ended June 30, 2013 and 2012, our net cash outflows from financing activities were $14.7 million and $14.3 million, respectively. During the six months ended June 30, 2013 and 2012, our net cash outflows from financing activities resulted primarily from dividends paid.
Capital Resources
We believe the capital resources available to us from our cash on hand of $193.6 million at June 30, 2013, our $500.0 million capacity under our revolving credit facility and cash from our operations are adequate to fund our anticipated cash requirements for at least the next year, including payments under our regular cash dividend program. We anticipate financing our external growth from acquisitions and our longer-term internal growth through one or more of the following sources: cash from operations, use of our revolving credit facility, additional senior unsecured notes, additional borrowings or issuances of equity.
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
The following table summarizes the activity under our revolving credit facility for the six months ended June 30, 2013 and 2012 (in thousands):

	Six months ended June 30,
	2013	2012
Borrowing under revolving credit facility	$—	$9,000
Repayment of borrowings under revolving credit facility	$—	$(9,000)

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
Dividend
During each of the six month periods ended June 30, 2013 and 2012, we declared and paid two dividends in the amount of $0.21 per share on both classes of common stock. While we expect to continue the regular cash dividend program, any future dividends declared will be at the discretion of our Board of Directors and will depend, among other factors, upon our results of operations, financial condition and cash requirements, as well as such other factors that our Board of Directors deems relevant.

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
We have elected to perform our annual review during the second quarter of each calendar year. In addition, management monitors events and circumstances that could result in an impairment. A significant amount of judgment is involved in determining if an indicator of impairment has occurred between annual testing dates. Events or circumstances that could cause the fair value of our long-lived assets to decrease include changes in our business environment or market conditions. For example, the U.S. government is currently under pressure to decrease its spending, and reductions across our industry may be mandated in connection with sequestration. The impact of reduced government spending on our programs and industry could materially affect our financial outlook. A significant adverse impact to our financial outlook could result in impairments to our long-term assets, such as goodwill and other intangible assets. Additionally, deteriorating market conditions for comparable public companies in our industry, or a material decline in the market price for the Company's stock, could result in a reduction in the fair value of our assets. If any impairment were indicated as a result of a review, we would recognize a loss based on the amount by which the carrying amount of goodwill exceeds the estimated fair value of goodwill of a particular reporting unit.
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
Our exposure to market risks relates to changes in interest rates for borrowing under our revolving credit facility. At June 30, 2013, we had no outstanding balance on our revolving credit facility. Borrowings under our revolving credit facility bear interest at variable rates. A hypothetical 10% increase in interest rates would have no effect on our interest expense for the six months ended June 30, 2013.
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
As of June 30, 2013, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), management evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 of the Exchange Act. Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level described above.
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

101
The following materials from the ManTech International Corporation Quarterly Report on Form 10-Q for the quarter ended June 30, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at June 30, 2013 and December 31, 2012; (ii) Condensed Consolidated Statements of Income for the Three and Six Months Ended June 30, 2013 and 2012; (iii) Condensed Consolidated Statements of Comprehensive Income for the Three and Six Months Ended June 30, 2013 and 2012; (iv) Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2013 and 2012; and (v) Notes to Condensed Consolidated Financial Statements.

‡	Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MANTECH INTERNATIONAL CORPORATION

		By:	/s/ GEORGE J. PEDERSEN
Date:	August 1, 2013	Name:	George J. Pedersen
		Title:	Chairman of the Board of Directors and Chief Executive Officer

		By:	/s/ KEVIN M. PHILLIPS
Date:	August 1, 2013	Name:	Kevin M. Phillips
		Title:	Chief Financial Officer