Form 10-Q
period 2013-09-30
MANTECH INTERNATIONAL CORP
filed 2013-11-01
CIK 892537

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
__________________________________________
FORM 10-Q
__________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2013
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No
As of October 30, 2013 there were outstanding 23,976,213 shares of our Class A common stock and 13,192,845 shares of our Class B common stock.

MANTECH INTERNATIONAL CORPORATION
FORM 10-Q
FOR THE QUARTER ENDED September 30, 2013

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

MANTECH INTERNATIONAL CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands Except Share Amounts)

	(unaudited)
	September 30, 2013	December 31, 2012
ASSETS
Cash and cash equivalents	$258,666	$134,896
Receivables—net	491,275	548,309
Prepaid expenses and other	17,656	27,185
Contractual inventory	—	34,762
Total Current Assets	767,597	745,152
Goodwill	871,294	861,912
Other intangible assets—net	156,320	167,910
Property and equipment—net	29,053	28,588
Employee supplemental savings plan assets	30,237	27,352
Other assets	9,891	10,995
TOTAL ASSETS	$1,864,392	$1,841,909
LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Accounts payable and accrued expenses	$252,712	$315,582
Accrued salaries and related expenses	76,783	52,364
Billings in excess of revenue earned	14,966	15,031
Deferred income taxes—current	665	4,266
Total Current Liabilities	345,126	387,243
Long-term debt	200,000	200,000
Deferred income taxes—non-current	71,494	50,645
Accrued retirement	31,488	29,390
Other long-term liabilities	11,195	9,403
TOTAL LIABILITIES	659,303	676,681
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY
Common stock, Class A—$0.01 par value; 150,000,000 shares authorized; 24,220,326 and 24,093,832 shares issued at September 30, 2013 and December 31, 2012; 23,976,213 and 23,849,719 shares outstanding at September 30, 2013 and December 31, 2012	242	241
Common stock, Class B—$0.01 par value; 50,000,000 shares authorized; 13,192,845 and 13,192,845 shares issued and outstanding at September 30, 2013 and December 31, 2012	132	132
Additional paid-in capital	422,349	417,917
Treasury stock, 244,113 and 244,113 shares at cost at September 30, 2013 and December 31, 2012	(9,158)	(9,158)
Retained earnings	792,301	756,241
Accumulated other comprehensive income (loss)	(157)	(145)
Unearned employee stock ownership plan shares	(620)	—
TOTAL STOCKHOLDERS’ EQUITY	1,205,089	1,165,228
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,864,392	$1,841,909

See notes to condensed consolidated financial statements.

MANTECH INTERNATIONAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In Thousands Except Per Share Amounts)

	(unaudited) Three months ended September 30,		(unaudited) Nine months ended September 30,
	2013	2012	2013	2012
REVENUES	$567,399	$645,028	$1,818,536	$1,960,474
Cost of services	493,604	551,493	1,578,940	1,678,470
General and administrative expenses	41,756	50,776	132,515	148,670
OPERATING INCOME	32,039	42,759	107,081	133,334
Interest expense	(4,104)	(4,110)	(12,217)	(12,267)
Interest income	167	118	393	257
Other income (expense), net	(20)	10	(64)	(78)
INCOME FROM OPERATIONS BEFORE INCOME TAXES	28,082	38,777	95,193	121,246
Provision for income taxes	(9,614)	(14,350)	(34,994)	(46,432)
Equity in losses of unconsolidated subsidiaries	(750)	—	(750)	—
NET INCOME	$17,718	$24,427	$59,449	$74,814
BASIC EARNINGS PER SHARE:
Class A basic earnings per share	$0.48	$0.66	$1.60	$2.03
Weighted average common shares outstanding	23,944	23,760	23,896	23,700
Class B basic earnings per share	$0.48	$0.66	$1.60	$2.03
Weighted average common shares outstanding	13,193	13,193	13,193	13,193
DILUTED EARNINGS PER SHARE:
Class A diluted earnings per share	$0.48	$0.66	$1.60	$2.03
Weighted average common shares outstanding	23,982	23,778	23,933	23,743
Class B diluted earnings per share	$0.48	$0.66	$1.60	$2.03
Weighted average common shares outstanding	13,193	13,193	13,193	13,193

See notes to condensed consolidated financial statements.

MANTECH INTERNATIONAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In Thousands)

	(unaudited) Three months ended September 30,		(unaudited) Nine months ended September 30,
	2013	2012	2013	2012
NET INCOME	$17,718	$24,427	$59,449	$74,814
OTHER COMPREHENSIVE INCOME (LOSS):
Translation adjustment, net of tax	(8)	(2)	(12)	(72)
Total other comprehensive income (loss)	(8)	(2)	(12)	(72)
COMPREHENSIVE INCOME	$17,710	$24,425	$59,437	$74,742

See notes to condensed consolidated financial statements.

MANTECH INTERNATIONAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)

	(unaudited) Nine months ended September 30,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$59,449	$74,814
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	22,869	44,768
Deferred income taxes	15,352	5,079
Stock-based compensation	3,955	6,295
Equity in losses of unconsolidated subsidiaries	750	—
Gain on sale of property and equipment	(400)	—
Excess tax benefits from the exercise of stock options	(53)	(43)
Change in assets and liabilities—net of effects from acquired businesses:
Receivables—net	58,206	72,360
Contractual inventory	34,762	—
Prepaid expenses and other	9,418	9,181
Accounts payable and accrued expenses	(63,701)	(13,160)
Accrued salaries and related expenses	23,843	6,580
Billings in excess of revenue earned	(106)	(20,027)
Accrued retirement	2,098	1,400
Other	(388)	1,016
Net cash flow from operating activities	166,054	188,263
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of businesses—net of cash acquired	(11,382)	(63,093)
Purchases of property and equipment	(7,213)	(8,393)
Investment in capitalized software for internal use	(1,816)	(2,215)
Proceeds from sale of property and equipment	400	—
Investment in unconsolidated subsidiaries	(330)	—
Proceeds from sale of investment	239	185
Proceeds from disposition of a business	—	1,799
Net cash flow from investing activities	(20,102)	(71,717)
CASH FLOWS FROM FINANCING ACTIVITIES:
Dividends paid	(23,379)	(23,257)
Proceeds from exercise of stock options	1,144	1,115
Excess tax benefits from the exercise of stock options	53	43
Net cash flow from financing activities	(22,182)	(22,099)
NET CHANGE IN CASH AND CASH EQUIVALENTS	123,770	94,447
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	134,896	114,483
CASH AND CASH EQUIVALENTS, END OF PERIOD	$258,666	$208,930
SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for income taxes	$12,824	$15,135
Cash paid for interest	$8,314	$8,157
Noncash investing and financing activities:
Employee stock ownership plan contributions	$1,287	$2,978
Capital expenditures incurred but not yet paid	$—	$2,195

See notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2013
UNAUDITED

1.	Introduction and Overview
ManTech International Corporation (depending on the circumstances, “ManTech,” “Company,” “we,” “our,” “ours” or “us”) is a leading provider of innovative technologies and solutions for mission-critical national security programs for the intelligence community; the departments of Defense, State, Homeland Security, Energy and Justice, including the Federal Bureau of Investigation (FBI); the healthcare and space communities; and other U.S. federal government customers. We provide support to critical national security programs for approximately 50 federal agencies through over 1,000 current contracts. Our services include the following solution sets that are aligned with the long-term needs of our customers: command, control, communications, computers, intelligence, surveillance and reconnaissance (C4ISR) solutions and services; cyber security; global logistics support; information technology (IT) modernization and sustainment; intelligence/counter-intelligence solutions and support; systems engineering; test and evaluation; environmental, range and sustainability services; and healthcare analytics and IT. We support major national missions, such as military readiness and wellness, terrorist threat detection, information security and border protection. Our employees operate primarily in the United States, as well as in numerous locations internationally.

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
During the nine months ended September 30, 2013, ManTech incurred approximately $0.1 million of acquisition costs related to the ALTA transaction, which are included in the general and administrative expense in our condensed consolidated statement of income.
The purchase price of $10.2 million was allocated to the underlying assets and liabilities based on their estimated fair value at the date of acquisition. We have recorded total assets of $11.1 million, including goodwill and intangible assets recognized in connection with the acquisition, and total liabilities of $0.9 million. Included in total assets were $0.7 million in acquisition related intangible assets. We recorded goodwill of $9.1 million, which will be deductible for tax purposes over 15 years, assuming adequate levels of taxable income. Recognition of goodwill is largely attributed to the value paid for ALTA's capabilities in providing technology services to the federal government in the health care sector.
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
In applying the two-class method, we determined that undistributed earnings should be allocated equally on a per share basis between Class A and Class B common stock. Under the Company’s Certificate of Incorporation, the holders of the common stock are entitled to participate ratably, on a share-for-share basis as if all shares of common stock were of a single class, in such dividends, as may be declared by the Board of Directors. During each of the nine month periods ended September 30, 2013 and 2012, we declared and paid three quarterly dividends in the amount of $0.21 per share on both classes of common stock.
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
The net income available to common stockholders and weighted average number of common shares outstanding used to compute basic and diluted earnings per share for each class of common stock are as follows (in thousands, except per share amounts):

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Distributed earnings	$7,804	$7,771	$23,389	$23,272
Undistributed earnings	9,914	16,656	36,060	51,542
Net income	$17,718	$24,427	$59,449	$74,814

Class A common stock:
Basic net income available to common stockholders	$11,424	$15,707	$38,302	$48,061
Basic weighted average common shares outstanding	23,944	23,760	23,896	23,700
Basic earnings per share	$0.48	$0.66	$1.60	$2.03

Diluted net income available to common stockholders	$11,430	$15,711	$38,324	$48,092
Effect of potential exercise of stock options	38	18	37	43
Diluted weighted average common shares outstanding	23,982	23,778	23,933	23,743
Diluted earnings per share	$0.48	$0.66	$1.60	$2.03

Class B common shares:
Basic net income available to common stockholders	$6,294	$8,720	$21,147	$26,753
Basic weighted average common shares outstanding	13,193	13,193	13,193	13,193
Basic earnings per share	$0.48	$0.66	$1.60	$2.03

Diluted net income available to common stockholders	$6,288	$8,716	$21,125	$26,722
Effect of potential exercise of stock options	—	—	—	—
Diluted weighted average common shares outstanding	13,193	13,193	13,193	13,193
Diluted earnings per share	$0.48	$0.66	$1.60	$2.03

For the three months ended September 30, 2013 and 2012, options to purchase 3.0 million and 2.9 million shares, respectively, were outstanding but not included in the computation of diluted earnings per share because the options’ effect would have been anti-dilutive. For the nine months ended September 30, 2013 and 2012, options to purchase 3.3 million and 2.9 million shares, respectively, were outstanding but not included in the computation of diluted earnings per share because the options' effect would have been anti-dilutive. For the nine months ended September 30, 2013 and 2012, shares issued from the exercise of stock option were 54 thousand and 37 thousand, respectively.

5.	Receivables
We deliver a broad array of information technology and technical services solutions under contracts with the U.S. government, state and local governments and commercial customers. The components of contract receivables are as follows (in thousands):

	September 30, 2013	December 31, 2012
Billed receivables	$395,718	$420,598
Unbilled receivables:
Amounts billable	96,113	119,893
Revenues recorded in excess of funding	7,139	11,148
Retainage	2,395	6,119
Allowance for doubtful accounts	(10,090)	(9,449)
Receivables-net	$491,275	$548,309

Amounts billable consist principally of amounts to be billed within the next month. Revenues recorded in excess of funding are billable upon receipt of contractual amendments or other modifications. Revenues recorded in excess of milestone billings on fixed price contracts consist of amounts not expected to be billed within the next month. The retainage is billable upon completion of contract performance and approval of final indirect expense rates by the government. Accounts receivable at September 30, 2013, are expected to be substantially collected within one year except for approximately $1.6 million, of which amount 91.7% is related to receivables from direct sales to the U.S. government. The remainder is related to receivables from contracts in which we acted as a subcontractor to other contractors.
The Company does not believe it has significant exposure to credit risk as accounts receivable and the related unbilled amounts are primarily due from the U.S. government. The allowance for doubtful accounts represents the Company’s exposure to compliance issues, contractual issues and bad debt related to prime contractors.

6.	Property and Equipment
Major classes of property and equipment are summarized as follows (in thousands):

	September 30, 2013	December 31, 2012
Furniture and equipment	$50,934	$94,934
Leasehold improvements	31,034	28,932
	81,968	123,866
Less: Accumulated depreciation and amortization	(52,915)	(95,278)
Total property and equipment, net	$29,053	$28,588

7.	Goodwill and Other Intangible Assets
During the nine months ended September 30, 2013, there was an increase in goodwill related to the acquisition of ALTA as well as an immaterial acquisition. The changes in the carrying amounts of goodwill during the year ended December 31, 2012 and the period ended September 30, 2013 are as follows (in thousands):

Goodwill Balance
Balance at December 31, 2011	$808,455
Additional consideration for the acquisition of Worldwide Information Network Systems, Inc.	212
Acquisition-Evolvent	33,175
Acquisition-HBGary	20,070
Balance at December 31, 2012	$861,912
Acquisition-ALTA	9,081
Other	301
Balance at September 30, 2013	$871,294

Other intangible assets consisted of the following (in thousands):

	September 30, 2013			December 31, 2012
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Other intangible assets:
Contract and program intangible assets	$251,572	$105,298	$146,274	$249,882	$92,400	$157,482
Capitalized software cost for internal use	32,796	22,823	9,973	30,985	20,637	10,348
Other	115	42	73	115	35	80
Total other intangible assets, net	$284,483	$128,163	$156,320	$280,982	$113,072	$167,910

Amortization expense relating to intangible assets for the three months ended September 30, 2013 and 2012 was $5.1 million and $5.3 million, respectively. Amortization expense relating to intangible assets for the nine months ended September 30, 2013 and 2012 was $15.3 million and $15.2 million, respectively. We estimate that we will have the following amortization expense for the future periods indicated below (in thousands):

For the remaining three months ending December 31, 2013	$5,073
For the year ending:
December 31, 2014	$18,254
December 31, 2015	$15,650
December 31, 2016	$13,650
December 31, 2017	$11,924
December 31, 2018	$10,754

8.	Long-term Debt
Long-term debt consisted of the following (in thousands):

	September 30, 2013	December 31, 2012
Revolving credit facility	$—	$—
7.25% senior unsecured notes	200,000	200,000
Long-term debt	$200,000	$200,000

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
The terms of the credit agreement permit prepayment and termination of the loan commitments at any time, subject to certain conditions. The credit agreement requires the Company to comply with specified financial covenants, including the maintenance of certain leverage ratios and a certain fixed charge coverage ratio. The credit agreement also contains various covenants, including affirmative covenants with respect to certain reporting requirements and maintaining certain business activities, and negative covenants that, among other things, may limit or impose restrictions on our ability to incur liens, incur additional indebtedness, make investments, make acquisitions and undertake certain other actions. As of September 30, 2013, we were in compliance with our financial covenants under the credit agreement.
There was no outstanding balance on our revolving credit facility at September 30, 2013 and December 31, 2012. The maximum available borrowing under the revolving credit facility at September 30, 2013 was $499.8 million. As of September 30, 2013, we were contingently liable under letters of credit totaling $0.2 million, which reduced our availability to borrow under our revolving credit facility.
The following table summarizes the activity under our revolving credit facility for the nine months ended September 30, 2013 and 2012 (in thousands):

	Nine months ended September 30,
	2013	2012
Borrowings under revolving credit facility	$—	$9,000
Repayment of borrowings under revolving credit facility	$—	$(9,000)
7.25% Senior Unsecured Notes-We have $200.0 million in aggregate principal amount of 7.25% senior unsecured notes that are registered under the Securities Act of 1933, as amended. The fair value of the 7.25% senior unsecured notes as of September 30, 2013 was approximately $211.6 million based on quoted market prices.
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

The indenture governing the 7.25% senior unsecured notes contains customary events of default, as well as restrictive covenants, which, subject to important exceptions and qualifications specified in such indenture, will, among other things, limit our ability and the ability of our subsidiaries that guarantee the 7.25% senior unsecured notes to: pay dividends or distributions, repurchase equity, prepay subordinated debt or make certain investments; incur additional debt or issue certain disqualified stock and preferred stock; incur liens on assets; merge or consolidate with another company or sell all or substantially all assets; and allow to exist certain control provisions. An event of default under the indenture will allow either the trustee of the notes or the holders of at least 25% in principal amount of the then outstanding notes to accelerate, or in certain cases, will automatically cause the acceleration of, the amounts due under the notes. As of September 30, 2013, the Company was in compliance with all required covenants under the indenture.

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
Our 2011 Management Incentive Plan (the Plan) was designed to attract, retain and motivate key employees. Awards granted under the Plan are settled in shares of Class A common stock. At the beginning of each year, the Plan provides that the number of shares available for issuance automatically increases by an amount equal to 1.5% of the total number of shares of Class A and Class B common stock outstanding on December 31st of the previous year. On January 2, 2013, 555,638 additional shares were made available for issuance under the Plan. Through September 30, 2013, the remaining aggregate number of shares of our common stock authorized for issuance under the Plan was 3,808,122. Through September 30, 2013, there were 4,590,742 shares of our Class A common stock that were issued and remain outstanding as a result of equity awards granted under the Plan. The Plan expires in May 2021.
The Plan is administered by the compensation committee of our Board of Directors, along with its delegates. Subject to the express provisions of the Plan, the committee has the Board of Directors’ authority to administer and interpret the Plan, including the discretion to determine the exercise price, vesting schedule, contractual life and the number of shares to be issued.
Stock Compensation Expense-For the three months ended September 30, 2013 and 2012, we recorded $1.2 million and $1.9 million of stock-based compensation expense, respectively. For the nine months ended September 30, 2013 and 2012, we recorded $4.0 million and $6.3 million of stock-based compensation expense, respectively. No compensation expense of employees with stock awards, including stock-based compensation expense, was capitalized during the periods. For the nine months ended September 30, 2013 and 2012, the total recognized tax deficiency from the exercise of stock options, vested cancellations and the vesting of restricted stock was $2.0 million and $0.6 million, respectively.
Stock Options-We typically issue options that vest over three years in equal annual installments beginning on the first anniversary of the date of grant. Under the terms of the Plan, the contractual life of the option grants may not exceed eight years. During the nine months ended September 30, 2013 and 2012, we issued options that expire five years from the date of grant.
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
The following weighted-average assumptions were used for option grants during the nine months ended September 30, 2013 and 2012:
Volatility-The expected volatility of the options granted was estimated based upon historical volatility of the Company’s share price through weekly observations of the Company’s trading history.

Expected Term-The expected term of options granted to employees during the nine months ended September 30, 2013 and 2012 was determined from historical exercises of the grantee population. For all grants valued during the nine months ended September 30, 2013 and 2012, the options had graded vesting over three years in equal annual installments beginning on the first anniversary of the date of grant and a contractual term of five years.
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
The following table summarizes weighted-average assumptions used in our calculations of fair value for the nine months ended September 30, 2013 and 2012:

	Nine months ended September 30,
	2013	2012
Volatility	32.45%	30.49%
Expected life of options (in years)	3.14	3.04
Risk-free interest rate	0.44%	0.55%
Dividend yield	3.00%	2.29%

Stock Option Activity-During the nine months ended September 30, 2013, we granted stock options to purchase 488,850 shares of Class A common stock at a weighted-average exercise price of $26.96 per share, which reflects the fair market value of the shares on the date of grant. The weighted-average fair value of options granted during the nine months ended September 30, 2013 and 2012, as determined under the Black-Scholes-Merton valuation model, was $4.81 and $5.91, respectively. These options vest over three years in equal annual installments beginning on the first anniversary of the date of the grant and have a contractual term of five years. Option grants that vested during the nine months ended September 30, 2013 and 2012 had a combined fair value of $4.6 million and $6.9 million, respectively.
The following table includes information with respect to stock option activity and stock options outstanding for the year ended December 31, 2012 and the nine months ended September 30, 2013:

	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value (in thousands)
Shares under option, December 31, 2011	2,886,110	$41.14	$1,096
Options granted	986,650	$29.24
Options exercised	(38,542)	$28.93	$215
Options cancelled and expired	(413,022)	$39.27
Shares under option, December 31, 2012	3,421,196	$38.61	$626
Options granted	488,850	$26.96
Options exercised	(54,000)	$21.20	$330
Options cancelled and expired	(717,125)	$40.27
Shares under option, September 30, 2013	3,138,921	$36.72	$2,631

The following table summarizes non-vested stock options for the nine months ended September 30, 2013:

	Number of Shares	Weighted Average Fair Value
Non-vested stock options at December 31, 2012	1,697,992	$7.37
Options granted	488,850	$4.81
Vested during the period	(450,128)	$10.31
Options cancelled	(275,481)	$6.66
Non-vested stock options at September 30, 2013	1,461,233	$5.74

The following table includes information concerning stock options exercisable and stock options expected to vest at September 30, 2013:

	Number of Shares	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Aggregate Intrinsic Value (in thousands)
Stock options exercisable	1,677,688	1.6	$42.62	$575
Stock options expected to vest	1,281,281	3.8	$30.09	$1,770
Stock options exercisable and expected to vest	2,958,969

Unrecognized compensation expense related to outstanding stock options expected to vest as of September 30, 2013 was $4.8 million, which is expected to be recognized over a weighted-average period of 2.0 years and will be adjusted for any future changes in estimated forfeitures.
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
Restricted Stock Activity-The following table summarizes the restricted stock activity for the year ended December 31, 2012 and the nine months ended September 30, 2013:

	Number of Shares	Grant Date Fair Value (in thousands)
Non-vested at December 31, 2011	30,667
Granted	24,000	$576
Vested	(27,334)	$1,237
Forfeited	—
Non-vested at December 31, 2012	27,333
Granted	24,000	$664
Vested	(27,333)	$742
Forfeited	—
Non-vested at September 30, 2013	24,000

11.	Business Segment and Geographic Area Information
We have one reportable segment. We deliver a broad array of information technology and technical services solutions under contracts with the U.S. government, state and local governments and commercial customers. Our federal government customers typically exercise independent contracting authority, and even offices or divisions within an agency or department may directly, or through a prime contractor, use our services as a separate customer so long as that customer has independent decision-making and contracting authority within its organization. Revenues from the U.S. government under prime contracts and subcontracts were approximately 99.0% and 99.2% of our total revenues for the nine months ended September 30, 2013 and 2012, respectively. We treat sales to U.S. government customers as sales within the United States regardless of where the services are performed. Furthermore, substantially all of our assets from continuing operations were held in the United States for the periods ended September 30, 2013 and December 31, 2012.
Revenues by geographic customer and the related percentages of total revenues for the three and nine months ended September 30, 2013 and 2012 were as follows (dollars in thousands):

	Three months ended September 30,				Nine months ended September 30,
	2013		2012		2013		2012
United States	$566,261	99.8%	$643,853	99.8%	$1,815,078	99.8%	$1,956,844	99.8%
International	1,138	0.2%	1,175	0.2%	3,458	0.2%	3,630	0.2%
Total	$567,399		$645,028		$1,818,536		$1,960,474

The following table includes contracts that exceeded 10% of our revenues for the three and nine months ended September 30, 2013 and 2012 (dollars in thousands):

	Three months ended September 30,				Nine months ended September 30,
	2013		2012		2013		2012
Revenues:
Contract A	$103,128	18.2%	$150,062	23.3%	$378,611	20.8%	$432,469	22.1%
All other contracts	464,271	81.8%	494,966	76.7%	1,439,925	79.2%	1,528,005	77.9%
Total	$567,399		$645,028		$1,818,536		$1,960,474

The following table includes contracts that exceeded 10% of our operating income for the three and nine months ended September 30, 2013 and 2012 (dollars in thousands):

	Three months ended September 30,				Nine months ended September 30,
	2013		2012		2013		2012
Operating Income:
Contract A	$3,894	12.2%	$8,889	20.8%	$15,690	14.7%	$27,737	20.8%
All other contracts	28,145	87.8%	33,870	79.2%	91,391	85.3%	105,597	79.2%
Total	$32,039		$42,759		$107,081		$133,334

The following table includes contracts that exceeded 10% of our receivables, net at September 30, 2013 and December 31, 2012 (dollars in thousands):

	September 30, 2013		December 31, 2012
Receivables-net:
Contract C	$58,563	11.9%	$10,738	2.0%
Contract A	51,561	10.5%	90,752	16.6%
Contract B	8,947	1.8%	62,709	11.4%
All other contracts	372,204	75.8%	384,110	70.0%
Total	$491,275		$548,309

Disclosure items required under ASC 280, Segment Reporting, including interest income, interest expense, depreciation and amortization expense, expenses for stock-based compensation programs, certain unallowable costs as determined under Federal Acquisition Regulations and expenditures for segment assets are not applicable as we review those items on a consolidated basis.

12.	Equity Method Investments

On May 24, 2012, Fluor-ManTech Logistics Solutions, LLC (FMLS), a limited liability company, was created with Fluor International, Inc. and ManTech as the investees. Each investee has a 50% ownership interest in FMLS. Because we have the ability to exercise significant influence over FMLS we determined that the equity method of accounting will be used for our investment. Under the operating agreement, we are required to provide additional financial support for losses incurred by FMLS. We recorded $0.8 million and $0 in equity method losses for the nine months ended September 30, 2013 and 2012.

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

•
uncertainty regarding the timing and nature of government action to complete the budget and appropriations process, continue federal government operations and otherwise address budgetary constraints, sequestration or other factors;

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

Introduction and Overview
ManTech is a leading provider of innovative technologies and solutions for mission-critical national security programs for the intelligence community; the departments of Defense, State, Homeland Security, Energy and Justice, including the Federal Bureau of Investigations (FBI); the healthcare and space communities; and other U.S. federal government customers. We provide support to critical national security programs for approximately 50 federal agencies through over 1,000 current contracts. Our services include the following solution sets that are aligned with the long-term needs of our customers: command, control, communications, computers, intelligence, surveillance and reconnaissance (C4ISR) solutions and services; cyber security; global logistics support; IT modernization and sustainment; intelligence/counter-intelligence solutions and support; systems engineering; test and evaluation; environmental, range and sustainability services; healthcare analytics and IT. We support major national missions, such as military readiness and wellness, terrorist threat detection, information security and border protection. Our employees operate primarily in the United States, as well as numerous locations internationally.
We derive revenues primarily from contracts with U.S. government agencies that are focused on national security, and as a result, funding for our programs is generally linked to trends in U.S. government spending in areas of defense, intelligence and homeland security. While we believe that spending for our national security and other programs we support will continue to be a priority, federal spending levels generally have been reduced, and may be further reduced, given the effects of sequestration, mounting levels of debt, and the current political environment.
Additionally, the funding of U.S. government programs is subject to an annual congressional budget authorization and appropriation process. The U.S. government did not complete its budget process before the end of its fiscal year on September 30, 2013 and did not provide for a continuing resolution, which resulted in a federal government shutdown that lasted for sixteen days. During the shutdown, certain of our programs were negatively impacted. While a short term resolution is now in place to fund government operations through January 15, 2014, it remains uncertain that a longer-term agreement on budget authorization and appropriations will be reached.
Pressure on government funding levels, combined with continuing uncertainty about the budget dispute, has led certain of our customers to delay awards and spending. In this environment, we expect that our customers will continue to be motivated by minimizing costs, which we expect to lower margins across the industry, and to reexamine program priorities in light of sequestration. Furthermore, if a budget agreement for government fiscal year 2014 is not reached before the current authorization expires, the federal government may be forced to shutdown again, and our results of operations may be negatively impacted.
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

Three Months Ended September 30, 2013 Compared to the Three Months Ended September 30, 2012
The following table sets forth certain items from our condensed consolidated statement of income and the relative percentage that certain items of expenses and earnings bear to revenues, as well as the period-to-period change from September 30, 2012 to September 30, 2013.

	Three months ended September 30,				Period-to-Period Change
	2013	2012	2013	2012	2012 to 2013
	Dollars		Percentage		Dollars	Percentage
	(dollars in thousands)
REVENUES	$567,399	$645,028	100.0%	100.0%	$(77,629)	(12.0)%
Cost of services	493,604	551,493	87.0%	85.5%	(57,889)	(10.5)%
General and administrative expenses	41,756	50,776	7.4%	7.9%	(9,020)	(17.8)%
OPERATING INCOME	32,039	42,759	5.6%	6.6%	(10,720)	(25.1)%
Interest expense	(4,104)	(4,110)	0.7%	0.6%	6	(0.1)%
Interest income	167	118	—%	—%	49	41.5%
Other income (expense), net	(20)	10	—%	—%	(30)	(300.0)%
INCOME FROM OPERATIONS BEFORE INCOME TAXES	28,082	38,777	4.9%	6.0%	(10,695)	(27.6)%
Provision for income taxes	(9,614)	(14,350)	1.7%	2.2%	4,736	(33.0)%
Equity in losses of unconsolidated subsidiaries	(750)	—	0.1%	—%	(750)	(100.0)%
NET INCOME	$17,718	$24,427	3.1%	3.8%	$(6,709)	(27.5)%

Revenues
The primary driver of our decrease in revenues was due to reductions on contracts that support Overseas Contingency Operations (OCO) in Afghanistan, including some of our C4ISR support contracts, due to the continuing withdrawal from Afghanistan, as well as contracts that have ended. These reductions were partially offset by the revenues provided from contracts in the intelligence area including contracts for IT infrastructure modernization.
Cost of services
The decrease in cost of services was primarily due to lower revenues. As a percentage of revenues, direct labor costs was 38.3% for the three months ended September 30, 2013, compared to 35.6% for the same period in 2012. The increase in direct labor costs as a percentage of revenues was due to a change in our direct cost mix. As a percentage of revenues, other direct costs, which include subcontractors and third party equipment and materials used in the performance of our contracts, was 48.7% for the three months ended September 30, 2013, compared to 49.9% for the same period in 2012. The decrease in other direct costs was due to a reduction in material used in the performance of the contracts.
General and administrative expenses
The decrease in general and administrative expense was due to cost reduction initiatives, including reductions in indirect support staff and lower stock based compensation expense. As a percentage of revenues, general and administrative expense decreased for the three months ended September 30, 2013 when compared to the same period in 2012 due to these initiatives.
Provision for income taxes
Our effective tax rate is affected by recurring items, such as tax rates and the relative amount of income we earn in various taxing jurisdictions. It is also affected by discrete items that may occur in any given year, but are not consistent from year to year. Our effective income tax rates were 35.2% and 37.0% for the three months ended September 30, 2013 and 2012, respectively. The decrease in the effective tax rate is attributable to a tax basis deduction of an investment, the impact of deductible gains related to our Employee Supplemental Savings Plan and provisions in the American Taxpayer Relief Act of 2012 (the Act) that took effect on January 2, 2013.  The Act retroactively restored certain tax positions on our 2012 tax return.

Equity in losses of unconsolidated subsidiaries
We account for our investment in the Fluor-ManTech Logistics Solutions, LLC under the equity method of accounting. We recorded $0.8 million and $0 in equity method losses for the three months ended September 30, 2013 and 2012, respectively.
Net income
The decrease in net income was due to the reduction in revenues and margin pressure due to a shift to cost-reimbursable contracts awards as well as the competitive market place.
Nine Months Ended September 30, 2013 Compared to the Nine Months Ended September 30, 2012
The following table sets forth certain items from our condensed consolidated statement of income and the relative percentage that certain items of expenses and earnings bear to revenues, as well as the period-to-period change from September 30, 2012 to September 30, 2013.

	Nine months ended September 30,				Period-to-Period Change
	2013	2012	2013	2012	2012 to 2013
	Dollars		Percentage		Dollars	Percentage
	(dollars in thousands)
REVENUES	$1,818,536	$1,960,474	100.0%	100.0%	$(141,938)	(7.2)%
Cost of services	1,578,940	1,678,470	86.8%	85.6%	(99,530)	(5.9)%
General and administrative expenses	132,515	148,670	7.3%	7.6%	(16,155)	(10.9)%
OPERATING INCOME	107,081	133,334	5.9%	6.8%	(26,253)	(19.7)%
Interest expense	(12,217)	(12,267)	0.7%	0.6%	50	(0.4)%
Interest income	393	257	—%	—%	136	52.9%
Other income (expense), net	(64)	(78)	—%	—%	14	(17.9)%
INCOME FROM OPERATIONS BEFORE INCOME TAXES	95,193	121,246	5.2%	6.2%	(26,053)	(21.5)%
Provision for income taxes	(34,994)	(46,432)	1.9%	2.4%	11,438	(24.6)%
Equity in losses of unconsolidated subsidiaries	(750)	—	—%	—%	(750)	(100.0)%
NET INCOME	$59,449	$74,814	3.3%	3.8%	$(15,365)	(20.5)%

Revenues
The primary driver of our decrease in revenues was due to reductions on our C4ISR support contracts and the impact of the withdrawal from Afghanistan on our contracts in support of OCO, as well as contracts that have ended, including a contract to provide mobile telecommunication services in Afghanistan. These reductions were partially offset by the revenues provided from contracts in the intelligence area including contracts for IT infrastructure modernization. The reduction in C4ISR work is primarily due to reduced demand for field service support to existing ISR systems. We expect the withdrawal from Afghanistan to impact our contracts in support of OCO.
Cost of services
The decrease in cost of services was primarily due to lower revenues. As a percentage of revenues, direct labor costs was 37.3% for the nine months ended September 30, 2013, compared to 36.3% for the same period in 2012. As a percentage of revenues, other direct costs, which include subcontractors and third party equipment and materials used in the performance of our contracts, was 49.5% for the nine months ended September 30, 2013, compared to 49.3% for the same period in 2012. We expect cost of services as a percentage of revenues to remain the same or slightly decrease for the remainder of the year.
General and administrative expenses
The decrease in general and administrative expense was due to cost reduction initiatives, including reductions in indirect support staff and lower stock based compensation expense. As a percentage of revenues, general and administrative expense remained the same for the nine months ended September 30, 2013 when compared to the same period in 2012. We expect general and administrative expenses as a percentage of revenues to remain relatively stable for the remainder of the year.

Provision for income taxes
Our effective tax rate is affected by recurring items, such as tax rates and the relative amount of income we earn in various taxing jurisdictions. It is also affected by discrete items that may occur in any given year, but are not consistent from year to year. Our effective income tax rates were 37.1% and 38.3% for the nine months ended September 30, 2013 and 2012, respectively. The decrease in the effective tax rate is attributable to a tax basis deduction of an investment, the impact of deductible gains related to our Employee Supplemental Savings Plan and provisions in the American Taxpayer Relief Act of 2012 (the Act) that took effect on January 2, 2013.  The Act retroactively restored certain tax positions on our 2012 tax return. We expect the effective tax rate to remain stable for the remainder of the year.
Equity in losses of unconsolidated subsidiaries
We account for our investment in the Fluor-ManTech Logistics Solutions, LLC under the equity method of accounting. We recorded $0.8 million and $0 in equity method losses for the nine months ended September 30, 2013 and 2012, respectively.
Net income
The decrease in net income was due to the reduction in revenues and margin pressure due to a shift to cost-reimbursable contract awards as well as the competitive market place. While we believe our cost-reimbursable contract mix will remain stable, given the competitive market place and budgetary constraints of our customer, we expect continued pressure on net income.
Backlog
At September 30, 2013 and December 31, 2012, our backlog was $5.4 billion and $6.5 billion, respectively, of which $1.2 billion and $1.8 billion, respectively, was funded backlog. The decrease in our backlog is primarily due to reduced demand on OCO contracts during 2013 as well as lower expected demand in future periods due to the accelerated withdrawal from Afghanistan. Backlog represents estimates that we calculate on a consistent basis. For additional information on how we compute backlog, see our annual report on Form 10-K for the fiscal year ended December 31, 2012, previously filed with the SEC.

Liquidity and Capital Resources
Historically, our primary liquidity needs have been the financing of acquisitions, working capital, payment under our cash dividend program and capital expenditures. Our primary sources of liquidity are cash provided by operations and our revolving credit facility.
On September 30, 2013, the Company's cash and cash equivalents balance was $258.7 million. There were no outstanding borrowings under our revolving credit facility at September 30, 2013. At September 30, 2013, we were contingently liable under letters of credit totaling $0.2 million, which reduced our ability to borrow under our revolving credit facility by that amount. The maximum available borrowing under our revolving credit facility at September 30, 2013 was $499.8 million. At September 30, 2013, we had $200.0 million outstanding of our 7.25% senior unsecured notes. For additional information concerning our revolving credit facility and 7.25% senior unsecured notes, see Note 8 to our consolidated financial statements in Item 1.
Generally, cash provided by operating activities is adequate to fund our operations, including payments under our regular cash dividend program. Due to fluctuations in our cash flows and level of operations, it is necessary from time to time to borrow under our revolving credit facility to meet cash demands.
Cash Flows from Operating Activities
Our operating cash flows are primarily affected by our ability to invoice and collect from our clients in a timely manner, our ability to manage our vendor payments and the overall profitability of our contracts. We bill most of our customers monthly after services are rendered. Our accounts receivable days sales outstanding (DSO) was 78 and 66 for the nine months ended September 30, 2013 and 2012. For the nine months ended September 30, 2013 and 2012, our net cash flows from operating activities were $166.1 million and $188.3 million, respectively. The decrease in net cash flows from operating activities during the nine months ended September 30, 2013 when compared to the same period in 2012 was primarily due to lower net income and increased DSO.
Cash Flows from Investing Activities
Our cash flows from investing activities consist primarily of business acquisitions, purchases of property and equipment and investments in capitalized software for internal use. For the nine months ended September 30, 2013 and 2012, our net cash outflows from investing activities were $20.1 million and $71.7 million, respectively. During the nine months ended September 30, 2013, our net cash outflows from investing activities were primarily due to the acquisition of ALTA Systems, Inc. and capital expenditures. During the nine months ended September 30, 2012, our net cash outflows from investing activities were due to the acquisitions of HBGary, Inc. and Evolvent Technologies, Inc. as well as capital expenditures.

Cash Flows from Financing Activities
For the nine months ended September 30, 2013 and 2012, our net cash outflows from financing activities were $22.2 million and $22.1 million, respectively. During the nine months ended September 30, 2013 and 2012, our net cash outflows from financing activities resulted primarily from dividends paid.
Capital Resources
We believe the capital resources available to us from our cash on hand of $258.7 million at September 30, 2013, our $500.0 million capacity under our revolving credit facility and cash from our operations are adequate to fund our anticipated cash requirements for at least the next year, including payments under our regular cash dividend program. We anticipate financing our external growth from acquisitions and our longer-term internal growth through one or more of the following sources: cash from operations, use of our revolving credit facility, additional senior unsecured notes, additional borrowings or issuances of equity.
Short-term Borrowings
From time to time, we borrow funds against our revolving credit facility for working capital requirements and funding of operations, as well as acquisitions. Borrowings under our revolving credit facility bear interest at one of the following variable rates as selected by the Company at the time of the borrowing: a LIBOR based rate plus market spreads (1.25% to 2.25% based on the Company’s consolidated total leverage ratio) or Bank of America’s base rate plus market spreads (0.25% to 1.25% based on the Company’s consolidated total leverage ratio).  In the next year we may use, as needed, our revolving credit facility or additional sources of borrowings in order to fund our anticipated cash requirements.
The following table summarizes the activity under our revolving credit facility for the nine months ended September 30, 2013 and 2012 (in thousands):

	Nine months ended September 30,
	2013	2012
Borrowings under revolving credit facility	$—	$9,000
Repayment of borrowings under revolving credit facility	$—	$(9,000)

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
Dividend
During each of the nine month periods ended September 30, 2013 and 2012, we declared and paid three dividends in the amount of $0.21 per share on both classes of common stock. While we expect to continue the regular cash dividend program, any future dividends declared will be at the discretion of our Board of Directors and will depend, among other factors, upon our results of operations, financial condition and cash requirements, as well as such other factors that our Board of Directors deems relevant.

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
Our exposure to market risks relates to changes in interest rates for borrowing under our revolving credit facility. At September 30, 2013, we had no outstanding balance on our revolving credit facility. Borrowings under our revolving credit facility bear interest at variable rates. A hypothetical 10% increase in interest rates would have no effect on our interest expense for the nine months ended September 30, 2013.
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
As of September 30, 2013, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), management evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 of the Exchange Act. Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level described above.

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

101
The following materials from the ManTech International Corporation Quarterly Report on Form 10-Q for the quarter ended September 30, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at September 30, 2013 and December 31, 2012; (ii) Condensed Consolidated Statements of Income for the Three and Nine Months Ended September 30, 2013 and 2012; (iii) Condensed Consolidated Statements of Comprehensive Income for the Three and Nine Months Ended September 30, 2013 and 2012; (iv) Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2013 and 2012; and (v) Notes to Condensed Consolidated Financial Statements.

‡	Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MANTECH INTERNATIONAL CORPORATION

		By:	/s/ GEORGE J. PEDERSEN
Date:	November 1, 2013	Name:	George J. Pedersen
		Title:	Chairman of the Board of Directors and Chief Executive Officer

		By:	/s/ KEVIN M. PHILLIPS
Date:	November 1, 2013	Name:	Kevin M. Phillips
		Title:	Chief Financial Officer