Form 10-K
period 2013-12-31
MANTECH INTERNATIONAL CORP
filed 2014-02-21
CIK 892537

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No  ☒
The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2013 was $623,683,461 (based on the closing price of $26.12 per share on June 30, 2013, as reported by the Nasdaq National Market).
There were the following numbers of shares outstanding of each of the registrant's classes of common stock as of February 19, 2014: ManTech International Corp. Class A Common Stock, $0.01 par value per share, 23,849,719 shares; ManTech International Corp. Class B Common Stock, $0.01 par value per share, 13,192,845 shares.
DOCUMENTS INCORPORATED BY REFERENCE
Certain portions of the definitive Proxy Statement to be filed with the Securities Exchange Commission pursuant to Regulation 14A in connection with the registrant's 2014 Annual Meeting of Stockholders, to be filed subsequent to the date hereof, are incorporated by reference into Part III (Items 10, 11, 12, 13 and 14) of this Annual Report on Form 10-K. Such definitive Proxy Statement will be filed with the Commission not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

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

We support critical national security programs for approximately 50 federal agencies through over 1,000 current contracts. ManTech supports major national missions, such as cyber intelligence, terrorist threat detection, information security and border protection.

ManTech was founded in 1968 as a New Jersey corporation and was reincorporated as a Delaware corporation in January 2002, just prior to our Initial Public Offering (IPO) in February 2002. We have grown substantially since going public, from revenues of $0.43 billion at the end of 2001 to revenues of $2.31 billion for the year ended December 31, 2013. At December 31, 2013, we had approximately 7,800 employees. For additional financial information, see Item 8 “Financial Statements and Supplemental Data.”

Industry Background

Our primary customer is the U.S. federal government, the largest consumer of services and solutions in the United States. In government fiscal year 2013, the U.S. federal government spent about $278 billion on contracted services.

Our principal focus is on national security and homeland defense customers. The Department of Defense (DoD) is the largest purchaser of services and solutions in the federal government. With a government fiscal year 2014 budget of $582 billion, the DoD accounts for approximately 52% of the total discretionary budget and nearly 58% of contracted services.

After a decade of uninterrupted growth, federal spending has come under pressure in recent years given continued budget deficits and mounting levels of debt. Contentiousness in Congress created uncertainty about funding levels and led to a brief government shutdown in 2013. This environment caused customers to delay awards and spending. In December of 2013, Congress approved a two-year budget framework keeping defense spending roughly constant through 2015; based on this framework, in January 2014, Congress passed and the President signed appropriations for all federal government agencies for the first time in two years. These developments are beginning to provide our customers with the visibility necessary to develop and actively execute spending plans. Customers are now making funding and award decisions, which is a positive development for our industry.

During the last year the government has continued to adopt policies that adversely impact the government services industry. Chief among these was a continued shift to using cost-plus contracts and a focus on cost in proposal evaluations among our customers, as well as an increasing emphasis on making awards to small businesses. Furthermore, we expect that our customers will continue to be motivated to control costs.

We expect government funding priorities will continue to evolve as we exit Afghanistan and debate the nation's strategic interest and objectives. However, we believe that the federal government's spending will remain robust in key areas for which ManTech is well positioned, including national and homeland security programs, sophisticated intelligence gathering and information sharing activities required in a dangerous world and implementation of new healthcare systems and policies. The U.S. is committed to maintaining its superiority in capabilities that we support, such as cyber security, intelligence analysis and operations, and intelligence, surveillance and reconnaissance (ISR). Also, with an increasing veteran population and an aging national population, investments in healthcare will continue. The government is actively looking for cloud-based solutions and data center consolidation to save money as well as systems integration and interoperability to enable better coordination and communication within and among agencies and departments. We believe we are also well positioned in these growth markets.

Our Strategy

We aspire to be recognized by customers, employees, job applicants and investors as the premier provider of technology and engineering services and solutions to the federal government market. We are executing a multi-year strategy for achieving this objective, which is comprised of the following:

•Provide Direct Support to Our Customers' Most Critical Missions

Even in a cost-constrained environment in which certain customers may value low cost more than technical superiority, we believe that our customers will continue to focus on mission and rely on their most trusted prime contractors. Since our founding in 1968, we have focused on providing technology-based solutions and services for mission-critical national security programs. Most of our work centers around our customers' core mission as opposed to support functions. We have several long standing customer relationships; many of our early customers are our customers today. Because our personnel are on-site with, or work in close proximity to our customers, we understand their requirements and are often able to enhance their operations by rapidly identifying and developing solutions for customer-specific requirements.

The prime contractor position is increasingly important, and we have aggressively pursued new prime positions both organically and through acquisitions. In fiscal year 2013, we derived 91.2% of our revenues as a prime contractor, compared to less than 50% just five years ago. As a prime contractor, we are able to enhance the relationship with our customers, ensure overall program success, foresee emerging requirements and manage project resources.

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

•Build Presence in New Growth Markets

Robust spending on government technical services will offer opportunities for development and delivery of advanced technology solutions for enterprise applications and information systems. We intend to expand our service offerings in such high growth program areas. In particular, we intend to focus on providing new or improved solutions in cyber security, information assurance, insider threat detection, enterprise IT and health IT. Our recent win of the Continuous Monitoring as a Service (CMaaS) basic purchasing agreement within the Department of Homeland Security provides an excellent opportunity to expand our leading cyber security skills to new customers across the federal government.

We plan to pursue strategic acquisitions of businesses that can broaden our domain expertise and service offerings and allow us to establish relationships with new customers. We have successfully acquired 23 businesses since our IPO in February 2002. We will continue to seek out new growth areas. Our balance sheet and $500.0 million revolving credit facility provide us with ample capacity to expand our business through strategic acquisitions.

•Focus on Shareholder Returns

During fiscal year 2013, we generated $188.3 million in operating cash flow and paid $31.2 million in dividends to our shareholders. We believe that ManTech is a compelling investment due to our regular cash dividend program, our strong competitive positioning and our strong balance sheet that allows us to pursue new growth opportunities as there becomes more clarity with respect to our end markets.

Our Solutions and Services

We combine deep domain understanding and technical capability to deliver comprehensive IT, systems engineering, technical and other services and solutions, primarily in support of mission critical national security programs for the intelligence community; DoD; and the healthcare and space communities. We deploy our broad set of services in custom combinations to best address the requirements of our customers' long-term programs. The following solution sets that we provide are aligned with the long-term needs of our customers: cyber security; IT modernization and sustainment; intelligence/counterintelligence solutions and support; systems engineering; healthcare analytics and IT; test and evaluation; C4ISR solutions and services; environmental, range and sustainability services; training services; and global logistics support.

Cyber Security

Ubiquitous security challenges threaten not just traditional IT, but also many other national security systems; embedded electronics on ground, sea and aerospace platforms; classified and law enforcement networks & systems; health IT; and systems providing critical civilian services. Our team of security experts tackles some of the most challenging cyber security problems facing the nation, such as identifying and neutralizing external cyber attacks, engineering tailored defensive security solutions and controls, managing security operations centers (SOCs), developing robust insider threat detection programs and creating enterprise vulnerability management programs.  We have provided computer network operations support to important national security customers for more than a decade, working across the three domains of computer network attack, defense and exploitation. We provide comprehensive cyber warfare and cyber defense security solutions and services to the DoD, agencies, in the intelligence community, Department of State, Department of Justice and other federal agencies, as well as commercial clients. We operate 24/7 SOCs for several key government customers, including the departments of Justice and Agriculture and the FBI.

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

Our commercial cyber security business builds upon our skills and capabilities acquired in support of federal agencies. By offering a full service cyber solutions capability for the commercial market, we are able to provide ManTech services which augment our commercial product line, and likewise offer those cyber security products to our federal customers. We currently provide forensics support, advanced persistent threat detection, incident response, malware analysis, threat intelligence, and threat management capability to clients in the financial, energy, retail and U.S. critical infrastructure sectors.

Our solutions also support unique mission areas such as computer forensics, cyber threat analysis, computer crimes investigations, security operations center management and specialized cyber training.  We perform advanced services in the areas of data mining analysis, atypical data recovery techniques and data extraction. For example, in support of a customer, we develop and staff a national level computer forensic laboratory and provide a broad spectrum of subject matter expertise, including reverse engineering and code analysis; forensic signature creation, detection and analysis; damaged media recovery; hidden data processing; protected data processing; forensic software development; and custom training development and implementation.

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

Intelligence/CounterIntelligence Solutions and Support

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

Systems Engineering

Since 1968, ManTech's scientists and engineers have provided disciplined systems engineering support to a wide range of customers that presently includes programs and offices within the Department of Homeland Security (DHS), DoD and intelligence community. For example, we perform comprehensive systems engineering services to analyze, develop and integrate solutions for U.S. Navy hardware and software requirements across subsurface, surface, ground, air and space domains; provide acquisition and program management support for the DHS's Customs and Border Protection (CBP) Office of Technology, Innovation and Acquisition; and support current and future space launch operations for the U.S. Air Force Launch and Range Systems Wing with systems engineering and integration services. We also provide scientific, engineering and technical support services to the Department of Energy's SunShot Initiative, which aims to reduce by 75% the cost of utility-scale electricity at the grid by the year 2020.

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

We test complex and mission-critical hardware and software systems used by the Army, Navy and Marine Corps, with many of these customer relationships spanning more than three decades. We have played key roles in improving the performance, reliability, maintainability, supportability and weapons effectiveness of all Navy in-service rotary and fixed wing platforms and their associated systems and ordnance. Likewise, we maintain a facility to support Marine Corps intelligence systems research and development providing the associated test and evaluation required to ensure these systems meet specified requirements for Marines in the field.

We perform independent tests to certify that new or upgraded systems operate in accordance with design requirements and interoperate with legacy systems. For example, for the past 25 years ManTech has installed, operated and maintained a large and complex joint test environment for the Joint Interoperability Test Command within DISA. Recently, we built a systems integration lab (SIL) for a DoD customer that enables engineers to test new hardware and software on a virtual copy of the enterprise architecture. Once per quarter, virtual snapshots are taken of the servers and placed in the SIL to create an accurate facsimile of the production environment. We have also performed certification services for aircraft weapon systems in support of U.S. Naval Air Systems Command programs.

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

Environmental, Range and Sustainability Services

ManTech is a leader in the fields of environmental, range and sustainability planning, regulatory compliance, biological resources and policy development. In an increasingly interconnected world with growing demands for limited resources, we provide trusted solutions that meet today's most pressing challenges while securing the future. Our multidisciplinary staff of planners, scientists, analysts and managers brings the education, experience and expertise to develop and execute comprehensive sustainability strategies and environmental compliance programs in support of government and industry. We work with our customer to manage and comply with the nation's most important environmental laws, including the National Environmental Policy Act, the Endangered Species Act, and the Marine Mammal Protection Act. We also provide ocean and coastal environmental planning, coastal zone management planning, biological surveys and monitoring, bioacoustics and noise analysis, habitat restoration, invasive species management and solid-waste compliance support.

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

Training Services

After more than four decades of successful performance, ManTech’s training organizations remain consistently capable of meeting any training need our customers have encountered. ManTech personnel have developed training curriculum for more than 150 occupational specialties, delivering several tens of thousands of hours of instructional material for use in classrooms, on the job, via distributable DVD, or on Enterprise Learning Management Systems such as Army Knowledge Online (AKO) and Navy Knowledge Online (NKO).

Our services and products encompass the entire spectrum of Instructional Systems Development (ISD), from analysis of job training needs to evaluation of the effectiveness of training. Our principal products include Instructor Led Training (ILT) curriculum, On-the-Job Training (OJT) Handbooks, Interactive Courseware (ICW)/Interactive Multimedia Instruction (IMI) and virtual system training. ManTech instructors provide training to large and small groups of trainees aboard ship, in the field and in customer or ManTech’s own classrooms.

ManTech’s cutting edge training technology is best shown in the Cyber Security training work we are doing for the U.S. Navy Space and Naval Warfare Command (SPAWAR). To meet the needs of Navy Information Assurance/Computer Network Defense (IA/CND) training, ManTech developed a virtualized network training system that is being recognized as the foremost training solution for hands-on training in Cyber defense. This virtual system training environment (VSTE) provides a compact, mobile training laboratory hosting multiple suites of totally virtualized fully operational networks for student access and practice in IA/CND system operation, administration, troubleshooting, and threat analysis. ManTech is using this mobile system to train the Navy technicians aboard every ship in the U.S. Navy, the Military Sealift Command, and at the Network Operating Centers (NOCs) worldwide. To support a recent critical upgrade of the Host Based Security System (HBSS), ManTech produced 10 mobile training systems and fielded Mobile Training Teams to successfully train 325 ships and the NOCs within 7 months.

Working hand-in-hand with SPAWAR Systems Center, Pacific, ManTech is currently implementing an Enterprise Virtual Training Environment (VTE) that will provide 7/24 secure access for Navy Network Security Vulnerability Technician (NSVT) training at the Center for Information Dominance (CID) Learning Sites at CONUS and OCONUS locations. This environment is expected to ultimately be made available to Navy ships and bases worldwide for IT initial, refresher and sustainment training.

Global Logistics Support

The DoD, Department of State and other federal agencies have a continual need for logistics support worldwide. For decades, ManTech has provided a wide range of core services to meet such needs, including supply chain management support (such as warehousing, logistics management, shipping/receiving and property management), maintenance and reset of ground vehicles and electronics, transportation using contracted and government provided services and other field services support (including fielding, training and operations support).

We provide logistics, repair and maintenance services, unique system training and development curriculum support, resource management and inventory tracking technologies for complex, critical and specialized customer systems in deployed, isolated and remote locations worldwide. On behalf of the U.S. Army in Southwest Asia, we maintain critical and life-sustaining operational readiness levels for counter-improvised explosive device (IED) vehicles and systems, including Mine-Resistant Ambush-Protected (MRAP) vehicles and MRAP All-Terrain Vehicles (M-ATV). To that end, we develop and manage supply levels and the streamlined operation of supply-chain channels, including vendor partnerships with original equipment manufacturers to ensure the expedient, unencumbered delivery of systems and parts to forward operating theater locations. At the height of our support, we had approximately 2,500 employees deployed overseas in support of these operations. Currently, we have approximately 900 employees deployed in support of in-theater operations.

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

Year Ended December 31,	Percentage of Revenues from Federal Government Customers	Percentage of Revenues from National Security and Homeland Defense Customers
2013	99.0%	95.6%
2012	99.2%	95.4%
2011	99.2%	96.6%

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

Our federal government customers typically exercise independent contracting authority, and even offices or divisions within an agency or department may directly, or through a prime contractor, use our services as a separate customer so long as that customer has independent decision-making and contracting authority within its organization. For example, under a contract with one of the Army's contracting agencies, program managers throughout the Army and from other services and defense agencies are able to purchase a wide range of our solutions. The U.S. Army Tank-Automotive Armament Command (TACOM) contract accounted for 19.4%, 22.2% and 17.0% of our revenues for the years ended December 31, 2013, 2012 and 2011, respectively.

Foreign Operations

We treat sales to U.S. government customers as sales within the United States, regardless of where services are performed. The percentage of total revenues by geographic customer for the last three years were as follows:

	Year Ended December 31,
	2013	2012	2011
United States	99.8%	99.8%	99.7%
International	0.2%	0.2%	0.3%
Total	100.0%	100.0%	100.0%

Backlog

At December 31, 2013, our backlog was $3.9 billion, of which $1.1 billion was funded backlog. At December 31, 2012, our backlog was $6.5 billion, of which $1.8 billion was funded backlog. The decrease in our backlog primarily reflects reduced demand on contracts related to Overseas Contingency Operations (OCO) resulting from the accelerated withdrawal from Afghanistan. We expect that approximately 38.9% of our total backlog will be recognized as revenues prior to December 31, 2014.

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

Patents, Trademarks, Trade Secrets and Licenses

We own a limited number of patents. We also maintain a number of trademarks and service marks to identify and distinguish the goods and services we offer. While we believe protecting our patents, marks, trade secrets and vital confidential information is important, our business does not depend on the existence or protection of such intellectual property.

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

Competition

Our key competitors currently include divisions of large defense contractors, as well as a number of mid-size U.S. government contractors with specialized capabilities. Because of the diverse requirements of U.S. government customers and the highly competitive nature of large procurements, we frequently collaborate with these and other companies to compete for large contracts and bid against these companies in other situations. Increasingly, cost has become the principal method of competition on many procurements (rather than technical superiority).

Company Information Available on the Internet

Our Internet address is www.mantech.com. Through links on the Investor Relations section of our website, we make available, free of charge, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission (SEC).

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

Our business depends upon continued federal government expenditures on intelligence, defense and other programs that we support. These expenditures have not remained constant over time. Over the last couple years, in the face of growing national debt and long-term fiscal challenges facing the nation, spending levels for federal government programs generally, and in particular the U.S. defense budget, have come under pressure. Federal budget constraints may affect future levels or timing of expenditures, place pressure on operating margins in our industry, and shift expenditures to programs in areas where we do not currently provide services, thereby adversely impacting our future results of operations. A reduction in the amount of services that we are contracted to provide, or incorporation of less favorable terms in existing or future contracts, could cause an adverse impact on our business and future results of operations.

The failure by Congress to approve budgets on a timely basis for the federal agencies we support could delay procurement of our services and solutions and cause us to lose future revenues.

On an annual basis, Congress must approve budgets that govern spending by the federal agencies that we support. In years when Congress is not able to complete its budget process before the end of the federal government's fiscal year on September 30, Congress typically funds government operations pursuant to a continuing resolution. A continuing resolution allows federal government agencies to operate at spending levels approved in the previous budget cycle. When the U.S. government operates under a continuing resolution, it may delay funding we expect to receive from customers on work we are already performing and will likely result in new initiatives being delayed or in some cases canceled. The federal government's failure to complete its budget process, or to fund government operations pursuant to a continuing resolution, may result in a federal government shutdown, such as that which occurred during the 2013 fiscal year.

The competitive bidding process can impose substantial constraints and costs upon us and we may lose revenues, or our earnings and profitability may be adversely impacted, if we fail to compete effectively, if we are required to reduce our price in order to compete effectively, or if there are delays caused by protests or challenges of contract awards.

We derive significant revenues from federal government contracts that are awarded through a competitive bidding process. We expect that a significant portion of our future business will continue to be awarded through competitive bidding. Competitive bidding presents a number of risks, including:

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

•	Changes in policy and goals by the government providing set-aside funds to small business, disadvantaged businesses and other socio-economic requirements in the allocation of contracts;

•	Spending substantial cost and managerial time and effort to prepare bids and proposals for contracts that may not be awarded to us, which may result in reduced profitability;

•	Failing to accurately estimate the resources and cost structure that will be required to service any contract we are awarded; and

•
Bidding on programs in advance of the completion of their design, which may result in unforeseen difficulties in execution, cost overruns, or, in the case of unsuccessful competition, the loss of committed costs.

Additionally, many of our customers have increasingly focused on cost as a key component of the procurement evaluation process. This focus has increased competitive pricing pressures and resulted in a reduction to the profits we expect to earn on our federal government contracts. Specifically, the use by the federal government of a lowest price/technically acceptable standard for contract awards, may require us to decrease the margin by which we expect our bid price to exceed our costs.

If we are unable to win particular contracts that are awarded through the competitive bidding process, in addition to the risk that our operating results may be adversely affected, we may be unable to operate in the market for services that are provided under those contracts for a number of years.

Our earnings and profitability may be adversely affected if we do not accurately estimate the expenses, time and resources necessary to satisfy some of our contractual obligations.

We enter into three types of federal government contracts for our services: cost-reimbursable, time-and-materials and fixed-price. Our customers have increasingly procured our services under cost-reimbursable contracts, which tend to offer lower margin opportunities than other contract types. For our last three fiscal years, we derived revenues from such contracts as follows:

	Year Ended December 31,
	2013	2012	2011
Cost-reimbursable	72.3%	51.0%	33.6%
Fixed-price	16.8%	16.2%	15.9%
Time-and-materials	10.9%	32.8%	50.5%
Total	100.0%	100.0%	100.0%

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

As of December 31, 2013, our backlog was $3.9 billion, of which $1.1 billion was funded. Backlog is our estimate of the remaining future revenues from existing signed contracts, assuming the exercise of all options relating to such contracts and including executed task orders issued under ID/IQ contracts. Backlog also includes estimates of revenues for solutions that we believe we will be asked to provide in the future under the terms of ID/IQ contracts for which we have an established pattern of revenues. Our estimates are based on our experience using such vehicles and similar contracts; however, we cannot assure that all, or any, of such estimated contract revenues will be recognized as revenues.

Historically, we have not realized all of the revenue included in our total backlog, and we may not realize all of the revenue included in our total backlog in the future. There is a somewhat higher degree of risk in this regard with respect to unfunded backlog, since it contains management's estimate of amounts expected to be realized on unfunded contract work that may never be realized as revenues. In addition, there can be no assurance that our backlog will result in actual revenue in any particular period, or at all, because the actual receipt, timing and amount of revenue under contracts included in backlog are subject to numerous uncertainties, many of which are beyond our control. Furthermore, the actual receipt of revenue from contracts included in backlog may never occur or may be delayed because: a program schedule could change or the program could be canceled; a contract's funding or scope could be reduced, modified, delayed or terminated early, including as a result of a lack of appropriated funds or as a result of cost cutting initiatives and other efforts to reduce federal government spending. For example, during the second half of 2013, as a result of changing mission priorities on OCO programs that we support, our ability to recognize revenue on contracts that were included in backlog was adversely affected. If we fail to realize as revenues those amounts included in our backlog, our future revenues and growth prospects may be adversely affected.

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

One of our key operating strategies is to selectively pursue acquisitions. We have made a number of acquisitions in the past and we expect that a portion of our future revenues will continue to come from such transactions. We evaluate potential acquisitions on an ongoing basis. Our acquisitions strategy poses many risks, including:

•	As a result of an acquisition, we may need to record write-downs from future impairments of intangible assets, which could reduce our future reported earnings;

•	We may not be able to identify suitable acquisition candidates at prices we consider attractive;

•	We may not be able to compete successfully for identified acquisition candidates, complete future acquisitions or accurately estimate the financial effect of acquisitions on our business;

•	Future acquisitions may require us to issue common stock or spend significant cash, resulting in dilution of ownership or additional leverage;

•	We may have difficulty retaining an acquired company's key employees or customers;

•	We may have difficulty integrating acquired businesses, resulting in unforeseen difficulties, such as incompatible accounting, information management or other control systems; and

•	Acquisitions may disrupt our business or distract our management from other responsibilities.

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

As of December 31, 2013, our goodwill was $752.9 million. The amount of our recorded goodwill may substantially increase in the future as a result of any acquisitions that we make. We evaluate the recoverability of recorded goodwill amounts annually, or when evidence of potential impairment exists. Impairment analysis is based on several factors requiring judgment and the use of estimates, which are inherently uncertain and based on assumptions that may prove to be inaccurate. Additionally, material changes in our financial outlook, as well as events outside of our control, such as deteriorating market conditions for companies in our industry, may indicate a potential impairment. When there is an impairment, we are required to write down the recorded amount of goodwill, which is reflected as a charge against operating income. During the fourth quarter of 2013, we determined that indicators of an impairment existed in one of our business units. As a result we conducted an interim goodwill impairment analysis and have recorded a non-cash goodwill impairment charge of $118.4 million for the period ending December 31, 2013.

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

The federal government may change its procurement practices or adopt new contracting laws, rules or regulations. Any such change could potentially place greater pressure on our profit margins, and could materially harm our operating results. Additionally, aspects of the federal government's procurement system, such as the number of acquisition personnel available to support the workload imposed by an increasing number of protests, could exacerbate delays in the procurement decision making process, thus delaying our ability to generate revenues from proposals and awards. The federal government could also adopt new socio-economic requirements or policies favoring small businesses or disadvantaged firms, which could reduce our revenue opportunities. Any new contracting methods could be costly or administratively difficult for us to satisfy and, as a result, could cause actual results to differ materially and adversely from those anticipated.

Failure to maintain strong relationships with other contractors could result in a decline in our revenues.

For the years ended December 31, 2013 and 2012, we derived 8.8% and 10.1% of our revenues, respectively, from contracts in which we acted as a subcontractor to other contractors. Additionally, where we are named as a prime contractor, we may sometimes enlist other companies to perform some services under the contract as subcontractors. We expect to continue to depend on such relationships with other contractors for a portion of our revenues for the foreseeable future. Our business, prospects, financial condition or operating results could be harmed if other contractors eliminate or reduce their contracts or joint venture relationships with us because they choose to establish relationships with our competitors; they choose to directly offer services that compete with our business; we choose to directly compete with them for services; the government terminates or reduces these other contractors' programs; or the government does not award them new contracts.

Unfavorable federal government audits or results of other investigations could subject us to penalties or sanctions, adversely affect our profitability, harm our reputation and relationships with our customers or impair our ability to win new contracts.

The Defense Contract Audit Agency (DCAA) and other government agencies routinely audit and investigate government contracts and contractor systems. These agencies review a contractor's performance on its contract, cost structure and compliance with applicable laws, regulations and standards. The DCAA also reviews the adequacy of, and a contractor's compliance with, its internal control systems and policies, including the contractor's accounting, purchasing, estimating, compensation and management information systems. Allegations of impropriety or deficient controls could harm our reputation or influence the award of new contracts. Any costs found to be improperly allocated to a specific contract will not be reimbursed, while such costs already reimbursed must be refunded. In recent years, U.S. government contractors have faced increased scrutiny by the DCAA and other U.S. government agencies. For example, among other matters, the DCAA has begun to focus on the strict adherence by technology support contractors to labor qualification requirements contained in the terms of federal government contracts that we support. If any of our internal control systems or policies is found non-compliant or inadequate, payments may be withheld or suspended under our contracts or we may be subjected to increased government scrutiny and approval requirements that could delay or adversely affect our ability to invoice and receive timely payment on our contracts, perform contracts or compete for contracts with the U.S. government. As a result, a DCAA audit could materially affect our competitive position and result in a substantial adjustment to our revenues. DCAA has completed our incurred cost audits through 2005, with no material adjustments. While we believe that the vast majority of incurred costs will be approved upon final audit, we do not know the outcome of any future audits and adjustments and, if any future audit adjustments exceed our estimates, our profitability could be adversely affected.

U.S. government contractors are subject to a greater risk of investigation, criminal prosecution, civil fraud, whistleblower lawsuits and other legal actions and liabilities than companies with solely commercial customers. In addition to increased investigation by the DCAA, contractors that provide support services to U.S. forces in Southwest Asia have come under increasing scrutiny by agency inspectors general, other government auditors and congressional committees. If a government audit or other investigation uncovers improper or illegal activities, we may be subject to civil and criminal penalties and administrative sanctions, including termination of contracts, forfeiture of profits, suspension of payments, fines and suspension or debarment from doing business with federal government agencies. More generally, increased scrutiny and investigation into business practices and into major programs supported by contractors may lead to increased legal costs and may harm our reputation and profitability if we are among the targeted companies, regardless of the underlying merit of the allegations being investigated.

Internal system or service failures, including those resulting from cyber or other security threats, could disrupt our business and impair our ability to effectively provide our services to our customers, which could damage our reputation and have a material adverse effect on our business and results of operations.

We create, implement and maintain information technology and engineering systems, and provide services that are often critical to our customers' operations, some of which involve classified or other sensitive information in intelligence, national security and other classified or sensitive customer functions. As a result, we are subject to systems or service failures, not only resulting from our own failures or the failures of third-party service providers, natural disasters, power shortages or terrorist attacks, but also from continuous exposure to cyber and other security threats, including computer viruses, attacks by computer hackers or physical break-ins. In particular, as a U.S. government contractor, we face a heightened risk of a security breach or disruption with respect to classified or other sensitive information resulting from an attack by computer hackers, foreign governments or cyber terrorists. Many government contractors have been the target of these types of attacks in the past and future attacks are likely to occur. If successful, these types of attacks on our network or other systems or service failures could have a material adverse effect on our business and results of operations, due to, among other things, the loss of customer or proprietary data, interruptions or delays in our customers' businesses and damage to our reputation. In addition, the failure or disruption of our systems, communications or utilities could cause us to interrupt or suspend our operations, which could have a material adverse effect on our business and results of operations.

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

We have $200.0 million in aggregate principal amount of 7.25% senior unsecured notes due April 15, 2018. These 7.25% senior unsecured notes were issued at 100% of the aggregate principal amount and are effectively subordinate to our existing and future senior secured debt (to the extent of the value of the assets securing such debt), including any debt outstanding under our revolving credit facility. We have determined that we will redeem these notes in April 2014 in accordance with their terms. Until the redemption of the notes, the indenture governing these notes contains customary events of default, as well as restrictive covenants, which may limit our ability to: pay dividends and distributions; repurchase equity; prepay subordinated debt or make certain investments; incur additional debt or issue certain disqualified stock and preferred stock; incur liens on assets; merge or consolidate with another company or sell all or substantially all assets; and allow to exist certain control provisions.

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

Our level of indebtedness increases the possibility that we may be unable to generate cash sufficient to pay, when due, the principal of, interest on or other amounts due in respect of our indebtedness. Our indebtedness, combined with our other financial obligations and contractual commitments, could:

•
make it more difficult for us to satisfy our obligations with respect to our indebtedness and any failure to comply with the obligations under any of our debt instruments, including restrictive covenants, could result in an event of default under the indenture governing the notes, our revolving credit facility or any agreements governing other indebtedness;

•
require us to dedicate a substantial portion of our cash flow from operations to payments on our indebtedness, thereby reducing funds available for working capital, capital expenditures, acquisitions, research and development and other corporate purposes;

•	increase our vulnerability to adverse economic and industry conditions, which could place us at a competitive disadvantage compared to competitors that have relatively less indebtedness;

•	limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate; and

•
limit our ability to borrow additional funds, or to dispose of assets to raise funds, if needed, for working capital, capital expenditures, acquisitions, research and development and other corporate purposes.

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

The Company has maintained a regular cash dividend program since 2011. We anticipate paying quarterly dividends for 2014 pursuant to such program. However, any future payment of dividends, including the timing and amount of any such dividends, will be at the discretion of our Board of Directors and will depend upon our earnings, liquidity, financial condition and such other factors as our Board of Directors considers relevant. A change in our dividend policy could have an adverse effect on the market price of our common stock.

Mr. Pedersen, our Chairman and Chief Executive Officer, effectively controls our Company, and his interests may not be aligned with those of other stockholders.

As of December 31, 2013, Mr. Pedersen owned approximately 36% of our total outstanding shares of common stock. Holders of our Class B common stock are entitled to ten votes per share, while holders of our Class A common stock are entitled to only one vote per share. Mr. Pedersen beneficially owned 13,192,845 shares of Class B common stock as of December 31, 2013, thus he controlled approximately 85% of the combined voting power of our stock as of December 31, 2013. Accordingly, Mr. Pedersen controls the vote on all matters submitted to a vote of our stockholders. As long as Mr. Pedersen beneficially owns a majority of the combined voting power of our common stock, he will have the ability, without the consent of our public stockholders, to elect all members of our Board of Directors and to control our management and affairs.

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

We lease our facilities, including offices, warehouses and labs, and we do not own any facilities or real estate materially important to our operations. Our facilities are leased in close proximity to our customers. As of December 31, 2013, we leased 23 facilities throughout the metropolitan Washington, D.C. area and 49 facilities in other parts of the United States, for approximately 1,500,000 square feet. We also have employees working at customer sites throughout the United States and in other countries. Our leases expire between 2014 and 2022.

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

2013	High	Low
First Quarter	$27.54	$23.20
Second Quarter	$28.25	$23.89
Third Quarter	$30.21	$25.53
Fourth Quarter	$30.45	$27.06

2012	High	Low
First Quarter	$37.16	$31.56
Second Quarter	$34.76	$21.12
Third Quarter	$24.75	$19.74
Fourth Quarter	$26.87	$21.58

There is no established public market for our Class B common stock.

As of February 19, 2014, there were 64 holders of record of our Class A common stock and 3 holders of record of our Class B common stock. The number of holders of record of our Class A common stock is not representative of the number of beneficial holders because many of the shares are held by depositories, brokers or nominees.

Dividend Policy

During fiscal years 2013 and 2012, we declared and paid quarterly dividends, each in the amount of $0.21 per share, on all issued and outstanding shares of common stock. For 2014, we anticipate paying quarterly dividends, each in the amount of $0.21 per share. While we expect to continue the regular cash dividend program, any future dividends declared will be at the discretion of our Board of Directors and will depend, among other factors, upon our results of operations, financial condition and cash requirements, as well as such other factors our Board or Directors deems relevant.

Recent Sales of Unregistered Securities

We did not issue or sell any securities in fiscal year 2013 that were not registered under the Securities Act of 1933. The issuance of shares to the Employee Stock Ownership Plan did not constitute sales within the meaning of the Securities Act.

Equity Compensation Plan Information

Information regarding our equity compensation plans and the securities authorized for issuance thereunder is incorporated by reference in Item 12 “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

Purchase of Equity Securities

The Company did not purchase equity securities during the year ended December 31, 2013.

Performance Graph

The stock performance graph compares the cumulative total shareholder return of ManTech common stock to the Nasdaq Stock Market (U.S.) Index, Standard & Poor's MidCap 400 Index, Russell 2000 Index, North American Tech Services Index and our Peer Group Index. The period measured is December 31, 2008 to December 31, 2013. The graph assumes an investment of $100 in ManTech common stock and each of the indices with reinvestment of all dividends.

The Peer Group Index consists of four companies: CACI International Inc.; Dynamics Research Corporation; NCI, Inc.; and Leidos, Inc. SEC rules require that if an index is selected that is different from the index used in the immediately preceding fiscal year, the total return must be compared to both the newly selected index and the index used in the prior year. In the past, we used a customized peer group index for this comparison. However, many of companies included in the Peer Group Index over time are no longer publicly traded companies. We believe the North American Tech Services Index is a more appropriate index to compare us with other companies in our industry. After this year, the Peer Group Index will no longer be included in the Stock Performance Graph.

Item 6.	Selected Financial Data

The selected financial data presented for each of the five years ended December 31, 2013 is derived from our audited consolidated financial statements. The selected financial data presented should be read in conjunction with our consolidated financial statements, the notes to our consolidated financial statements and Item 7 “Management's Discussion and Analysis of Financial Condition and Results of Operations.”

	Year Ended December 31,
	2013 (1)	2012	2011	2010 (2)	2009
	(in thousands, except per share amounts)
Statement of Income and Loss Data:
Revenues	$2,310,072	$2,582,295	$2,869,982	$2,604,038	$2,020,334
Operating income	$22,243	$170,988	$227,354	$215,140	$179,079
Net income (loss)	$(6,149)	$95,019	$133,306	$125,096	$111,764
Basic earnings (loss) per share (Class A and B)	$(0.17)	$2.57	$3.64	$3.45	$3.13
Diluted earnings (loss) per share (Class A and B)	$(0.17)	$2.57	$3.63	$3.43	$3.11
Dividend per share	$0.84	$0.84	$0.84	$—	$—

Balance Sheet Data:
Working capital	$453,560	$357,909	$300,366	$282,496	$276,087
Goodwill (3)	$752,867	$861,912	$808,455	$729,558	$488,217
Total assets	$1,723,402	$1,841,909	$1,760,206	$1,590,477	$1,100,747
Long-term debt (4)	$200,000	$200,000	200,000	$200,000	$—

(1) Amounts include a non-cash goodwill impairment charge of $118.4 million.
(2) On January 15, 2010, we acquired Sensor Technologies Inc. (STI) for $241.4 million. STI added $518.0 million in revenues to our 2010 results.
(3) Over the past five years, we completed nine acquisitions. In aggregate, these acquisitions have added $392.6 million in goodwill. For additional information on our recent acquisitions, see Note 3 to our consolidated financial statements in Item 8.

(4) Effective April 13, 2010, we issued $200.0 million of 7.25% senior unsecured notes due 2018.

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

We derive revenues primarily from contracts with U.S. government agencies that are focused on national security and consequently our operational results are affected by U.S. government spending levels in the areas of defense, intelligence and homeland security. During 2013, our financial performance was adversely impacted by the same factors affecting government services providers generally; public and political pressure regarding government funding levels, combined with uncertainty about the appropriations process, caused delays in awards and spending. The U.S. government did not complete its budget process before the end of its fiscal year on September 30, 2013 and did not provide for a continuing resolution, which resulted in a federal government shutdown lasting 16 days, further impacting certain of our programs. Our customers now have approved budgets through September 30, 2014 and a solid framework for a year longer. Although the delays in procurements and cautious spending in 2013 will continue to impact our business in the short term, we believe that the recent budget clarity will allow our customers to accelerate the procurement of services. We are well positioned to meet our customers' needs and grow our business as we move through 2014 and beyond.

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

	Year Ended December 31,
	2013	2012	2011
Department of Defense and intelligence agencies	95.6%	95.4%	96.6%
Federal civilian agencies	3.4%	3.8%	2.6%
State agencies, international agencies and commercial entities	1.0%	0.8%	0.8%
Total	100.0%	100.0%	100.0%

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

	Year Ended December 31,
	2013	2012	2011
Prime contractor	91.2%	89.9%	85.6%
Subcontractor	8.8%	10.1%	14.4%
Total	100.0%	100.0%	100.0%

We provide our services and solutions under three types of contracts: cost-reimbursable; time-and-materials; and fixed-price.

Cost-reimbursable contracts-Under cost-reimbursable contracts, we are reimbursed for costs that are determined to be reasonable, allowable and allocable to the contract and paid a fee representing the profit margin negotiated between us and the contracting agency, which may be fixed or performance based. Under cost-reimbursable contracts we recognize revenues and an estimate of applicable fees earned as costs are incurred. We consider fixed fees under cost-reimbursable contracts to be earned in proportion to the allowable costs incurred in performance of the contract. For performance based fees under cost-reimbursable contracts, we recognize the relevant portion of the expected fee to be awarded by the customer at the time such fee can be reasonably estimated, based on factors such as our prior award experience and communications with the customer regarding performance, or upon customer approval.

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

Time-and-materials contracts-Under time-and-materials contracts, we are reimbursed for labor at fixed hourly rates and generally reimbursed separately for allowable materials, costs and expenses at cost. We recognize revenues under time-and-

materials contracts by multiplying the number of direct labor hours expended by the contract billing rates and adding the effect of other billable direct costs.

Our contract mix varies from year-to-year due to numerous factors, including our business strategies and federal government procurement objectives. Over the last few years, our customers have increasingly procured our services using cost-reimbursable contracts. The following table shows revenues from each of these types of contracts as a percentage of total revenues for the periods presented.

	Year Ended December 31,
	2013	2012	2011
Cost-reimbursable	72.3%	51.0%	33.6%
Fixed-price	16.8%	16.2%	15.9%
Time-and-materials	10.9%	32.8%	50.5%
Total	100.0%	100.0%	100.0%

Under cost-reimbursable contracts, there is limited financial risk, because we are reimbursed for all allowable direct and indirect costs. However, profit margins on this type of contract tend to be lower than on time-and-materials and fixed-price contracts, and as a result of the shift in our contract mix, our profits have been impacted.

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

Interest Expense

Interest expense is primarily related to interest expense incurred or accrued under our outstanding borrowings on our 7.25% senior secured notes and deferred financing charges.

Interest Income

Interest income is primarily from cash on hand and notes receivable.

Results of Operations

Year Ended December 31, 2013 Compared to Year Ended December 31, 2012

Consolidated Statements of Income and Loss

The following table sets forth certain items from our consolidated statements of income and loss and the relative percentages that certain items of expense and earnings bear to revenues as well as the year-over-year change from December 31, 2012 to December 31, 2013.

	Year Ended December 31,				Year-to-Year Change
	2013	2012	2013	2012	2012 to 2013
	Dollars		Percentages		Dollars	Percent
	(dollars in thousands)
REVENUES	$2,310,072	$2,582,295	100.0%	100.0%	$(272,223)	(10.5)%
Cost of services	1,995,630	2,213,894	86.4%	85.7%	(218,264)	(9.9)%
General and administrative expenses	173,772	197,413	7.5%	7.7%	(23,641)	(12.0)%
Goodwill impairment	118,427	—	5.1%	—%	118,427	100.0%
OPERATING INCOME	22,243	170,988	1.0%	6.6%	(148,745)	(87.0)%
Interest expense	(16,266)	(16,304)	0.7%	0.6%	38	(0.2)%
Interest income	608	344	—%	—%	264	76.7%
Other income (expense), net	(32)	(74)	—%	—%	42	(56.8)%
INCOME FROM OPERATIONS BEFORE INCOME TAXES AND EQUITY METHOD INVESTMENTS	6,553	154,954	0.3%	6.0%	(148,401)	(95.8)%
Provision for income taxes	(11,842)	(59,935)	0.5%	2.3%	48,093	(80.2)%
Equity in losses of unconsolidated subsidiaries	(860)	—	—%	—%	(860)	(100.0)%
NET INCOME (LOSS)	$(6,149)	$95,019	0.2%	3.7%	$(101,168)	(106.5)%

Revenues

The primary driver of our decrease in revenue relates to reduced demand for services supporting Overseas Contingency Operations (OCO) as a result of the accelerated withdrawal of U.S. forces and reduction in military operations in Afghanistan. The reduction in our OCO related work in 2013 was primarily due to reduced demand on a sustainment contract for Mine-Resistant Ambush-Protected (MRAP) vehicles and reduced demand for field service support on C4ISR systems. These reductions were partially offset by revenue provided from contracts in the intelligence area, including contracts for IT infrastructure modernization and from growth from healthcare IT programs. We expect the continued withdrawal from Afghanistan to impact revenues from our contracts providing OCO support throughout 2014.

Cost of services

The decrease in cost of services was primarily due to reductions in revenue. As a percentage of revenues, direct labor costs increased to 37.9% for the year ended December 31, 2013, as compared to 36.1% for the same period in 2012. As a percentage of revenues, other direct costs, which include subcontractors and third party equipment and materials used in the performance of our contracts, was 48.5% for the year ended December 31, 2013, compared to 49.6% for the same period in 2012. We expect cost of services as a percentage of revenues to remain the same or slightly increase in 2014.

General and administrative expenses

The decrease in general and administrative expense was due to cost reduction initiatives, including reductions in indirect support staff and lower stock based compensation expense. As a percentage of revenues, general and administrative expense was slightly lower for the year ended December 31, 2013 when compared to the same period in 2012. We expect general and administrative expenses as a percentage of revenues to remain relatively stable in 2014.

Goodwill impairment

During the fourth quarter of 2013, multiple events and circumstances indicated a significant reduction in the operating performance outlook of one of our reporting units. These events included being awarded fewer contracts than anticipated on several competitive opportunities, changing mission priorities of the U.S. government in relation to certain of our C4ISR contracts and OCO-related work (primarily on maintenance and sustainment of MRAP vehicles), continued delays in our customers' procurement cycle due, in part, to the U.S. government shutdown, and continued margin pressure on some of our contracts. The culmination of these events led us to conduct an interim impairment analysis on the impacted reporting unit. As a result of this analysis, we recorded a non-cash impairment charge of $118.4 million for the period ending December 31, 2013. For additional information, see "Critical Accounting Estimates and Policies - Accounting for Business Combinations, Goodwill and Other Intangible Assets" and Note 7 to our consolidated financial statements in Item 8.

Provision for income taxes

Our effective tax rate is affected by recurring items, such as tax rates and the relative amount of income we earn in various taxing jurisdictions. It is also affected by discrete items that may occur in any given year, but are not consistent from year to year. Our effective income tax rates were 208.0% and 38.7% for the years ended December 31, 2013 and 2012, respectively. The increase in the effective tax rate is due to the non-deductible portion of the non-cash goodwill impairment charge. We expect the effective tax rate to be more in line with our historical rates in 2014.

Equity in losses of unconsolidated subsidiaries

We account for our investment in the Fluor-ManTech Logistics Solutions, LLC under the equity method of accounting. We recorded $(0.9) million and $0 in equity method losses for the years ended December 31, 2013 and 2012, respectively.

Net income (loss)

The decrease in net income (loss) was due to a non-cash goodwill impairment charge, a reduction in revenues and margin pressure due to a shift to cost-reimbursable contract awards as well as the competitive market place. To see net income exclusive of the non-cash goodwill impairment charge, see "Non-GAAP Financial Measures" below.

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

General and administrative expenses

The increase in general and administrative expense was primarily due our acquisitions and facility related costs from newly leased office space.

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

Net income

The decrease was due to lower revenues, increased general and administrative expense and margin pressure on our contracts, both from the shift in contract type to cost-reimbursable and increased competitive market place.

Non-GAAP Financial Measures
Item 10(e) of Regulation S-K and other provisions of the securities laws regulate the use of financial measures that are not prepared in accordance with generally accepted accounting principles in the United States (GAAP). We are providing certain non-GAAP financial measures in this Annual Report on Form 10-K because we believe these non-GAAP measures provide important supplemental information to the GAAP financial measures contained in our consolidated financial statements. We believe these non-GAAP measures, which exclude the impact of the non-cash goodwill impairment charge taken in the fourth quarter of fiscal year 2013, provide useful information to our investors to better evaluate period-to-period comparisons of our operating results. Similarly, management uses these non-GAAP measures to gain a better understanding of our comparative operating performance from period-to-period and as a basis for forecasting future periods.
The following table is a reconciliation of our unaudited non-GAAP financial measures (in thousands, except per share data):

	Year Ended December 31,
	2013	2012	2011
Net income (loss)	$(6,149)	$95,019	$133,306
Non-GAAP adjustments:
Goodwill impairment	118,427	—	—
Tax effects	(32,717)	—	—
Adjusted non-GAAP net income	$79,561	$95,019	$133,306

Basic earnings (loss) per share (Class A and Class B)	$(0.17)	$2.57	$3.64
Non-GAAP adjustments	$2.31	$—	$—
Adjusted basic earnings per share (Class A and Class B)	$2.14	$2.57	$3.64

Diluted earnings (loss) per share (Class A and Class B)	$(0.17)	$2.57	$3.63
Non-GAAP adjustments	$2.31	$—	$—
Adjusted diluted earnings per share (Class A and Class B)	$2.14	$2.57	$3.63

Backlog

For the years ended December 31, 2013, 2012 and 2011 our backlog was $3.9 billion, $6.5 billion and $4.7 billion, respectively, of which $1.1 billion, $1.8 billion and $1.3 billion, respectively, was funded backlog. The decrease in our backlog is primarily due to reduced demand on OCO contracts resulting from the accelerated withdrawal from Afghanistan. Backlog represents estimates that we calculate on a consistent basis. For additional information on how we compute backlog, see “Backlog” in Item 1 “Business.”

Liquidity and Capital Resources

Historically, our primary liquidity needs have been the financing of acquisitions, working capital, payment under our cash dividend program and capital expenditures. Our primary sources of liquidity are cash provided by operations and our revolving credit facility.

On December 31, 2013, our cash and cash equivalents balance was $269.0 million. There were no outstanding borrowings under our revolving credit facility at December 31, 2013. At December 31, 2013, we were contingently liable under letters of credit totaling $0.2 million, which reduces our ability to borrow under our revolving credit facility by that amount. The maximum available borrowings under our revolving credit facility at December 31, 2013 was $499.8 million. At December 31, 2013, we had $200.0 million outstanding of our 7.25% senior unsecured notes. For additional information concerning our revolving credit facility and 7.25% senior unsecured notes, see Note 8 to our consolidated financial statements in Item 8.

Generally, cash provided by operating activities is adequate to fund our operations, including payments under our regular cash dividend program. Due to fluctuations in our cash flows and level of operations, it may become necessary from time-to-time to increase borrowings under our revolving credit facility to meet cash demands.

Cash Flows from Operating Activities

Our operating cash flow is primarily affected by our ability to invoice and collect from our clients in a timely manner, our ability to manage our vendor payments and the overall profitability of our contracts. We bill most of our customers monthly after services are rendered. Our accounts receivable days sales outstanding (DSO) was 84 and 79 for the years ended December 31, 2013 and 2012. For the years ended December 31, 2013, 2012 and 2011, our net cash flows from operating activities were $188.3 million, $126.3 million and $221.4 million, respectively. The increase in net cash flows from operating activities during the year ended December 31, 2013 when compared to the same period in 2012 was primarily due to the collection of accounts receivable and the timing of payments to our vendors and employees. The decrease in net cash flows from operating activities during the year ended December 31, 2012 compared to the same period in 2011 was primarily due to decreased billings in excess of revenue earned, lower net income, and the timing of payments under incentive compensation plans.

Cash Flows from Investing Activities

Our cash flow from investing activities consists primarily of business combinations, purchases of property and equipment and investments in capitalized software for internal use. For the year ended December 31, 2013, 2012 and 2011 our net cash outflows from investing activities were were $24.8 million, $76.0 million and $165.5 million, respectively. For the year ended December 31, 2013, our net cash outflows from investing activities were primarily due to the acquisition of ALTA Systems, Inc. and capital expenditures. For the year ended December 31, 2012, our net cash outflows from investing activities were due to the acquisition of HBGary, Inc. and Evolvent Technologies, Inc. and capital expenditures. For the year ended December 31, 2011, our net cash outflows from investing activities were due to the purchase of property and equipment primarily related to a mobile telecommunication network built for use on one of our contracts in Afghanistan and the acquisition of WINS and TranTech.

Cash Flows from Financing Activities

For the years ended December 31, 2013, 2012 and 2011, our net cash outflows from financing activities were $29.4 million, $29.8 million and $26.2 million, respectively. For the years ended December 31, 2013, 2012 and 2011, our net cash outflows from financing activities resulted primarily from dividends paid.

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

Borrowings under our credit agreement are collateralized by substantially all the assets of ManTech and its Material Subsidiaries (as defined in the credit agreement) and bear interest at one of the following variable rates as selected by the Company at the time of borrowing: a London Interbank Offer Rate (LIBOR) based rate plus market-rate spreads (1.25% to 2.25% based on our consolidated total leverage ratio) or Bank of America's base rate plus market spreads (0.25% to 1.25% based on our consolidated total leverage ratio).

The terms of the credit agreement permit prepayment and termination of the loan commitments at any time, subject to certain conditions. The credit agreement requires the Company to comply with specified financial covenants, including the maintenance of a certain leverage ratios and a certain fixed charge coverage ratio. The credit agreement also contains various covenants, including affirmative covenants with respect to certain reporting requirements and maintaining certain business activities, and negative covenants that, among other things, may limit or impose restrictions on our ability to incur liens, incur additional indebtedness, make investments, make acquisitions and undertake certain additional actions. As of, and during, December 31, 2013 and 2012, we were in compliance with our financial covenants under the credit agreement.

There was no outstanding balance on our revolving credit facility at December 31, 2013 and 2012.

7.25% Senior Unsecured Notes

We have $200.0 million in aggregate principal amount of 7.25% senior unsecured notes that are registered under the Securities Act of 1933, as amended. The 7.25% senior unsecured notes were issued April 13, 2010 and mature on April 15, 2018. We have determined that we will redeem these notes in April 2014 in accordance with their terms. The aggregate amount necessary to redeem the notes in accordance with the optional redemption provision of the notes is $207,250,000. We expect to fund the redemption of the notes with cash from operations and the use of our revolving credit facility.

The indenture governing the 7.25% senior unsecured notes contains customary events of default, as well as restrictive covenants, which, subject to important exceptions and qualifications specified in such indenture, will, among other things, limit our ability and the ability of our subsidiaries that guarantee the 7.25% senior unsecured notes to: pay dividends or distributions, repurchase equity, prepay subordinated debt or make certain investments; incur additional debt or issue certain disqualified stock and preferred stock; incur liens on assets; merge or consolidate with another company or sell all or substantially all assets; and allow to exist certain control provisions. As of December 31, 2013 and 2012, the Company was in compliance with all covenants required by the indenture.

Capital Resources

We believe the capital resources available to us from cash on hand of $269.0 million at December 31, 2013, our $500.0 million capacity under our revolving credit facility and cash from our operations are adequate to fund our anticipated cash requirements for at least the next year, including payments under our regular cash dividend program. We anticipate financing our external growth from acquisitions and our longer-term internal growth through one or more of the following sources: cash from operations; use of our revolving credit facility; and additional borrowing or issuance of debt or equity.

Short-Term Borrowings

From time to time, we borrow funds against our revolving credit facility for working capital requirements and funding of operations, as well as acquisitions. Borrowings under our revolving credit facility bear interest at one of the following variable rates as selected by the Company at the time of the borrowing: a LIBOR based rate plus market spreads (1.25% to 2.25% based on our consolidated total leverage ratio) or the Bank of America's base rate plus market spreads (0.25% to 1.25% based on our consolidated total leverage ratio). In the next year we may use, as needed, our revolving credit facility or additional sources of borrowings in order to fund our anticipated cash requirements.

The following table summarizes the activity under our revolving credit facility for the years ended December 31, 2013, 2012 and 2011 (in thousands):

	Year Ended December 31,
	2013	2012	2011
Borrowings under revolving credit facility	$—	$9,000	$—
Repayment of borrowings under revolving credit facility	$—	$(9,000)	$—

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

Dividend

During the years ended December 31, 2013 and 2012, we declared and paid quarterly dividends in the amount of $0.21 per share on both classes of common stock. While we expect to continue the regular cash dividend program, any future dividends declared will be at the discretion of our Board of Directors and will depend, among other factors, upon our results of operations, financial condition and cash requirements, as well as such other factors our Board or Directors deems relevant.

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

We derive the majority of our revenues from cost-plus-fixed-fee, cost-plus-award-fee, firm-fixed-price or time-and-materials contracts. Revenues for cost-reimbursable contracts are recorded as reimbursable costs are incurred, including an estimated share of the applicable contractual fees earned. For performance-based fees under cost-reimbursable contracts, we recognize the relevant portion of the expected fee to be awarded by the customer at the time such fee can be reasonably estimated, based on factors such as our prior award experience and communications with the customer regarding performance, or upon approval by the customer. For time-and-materials contracts, revenues are recognized to the extent of billable rates times hours delivered plus materials and other reimbursable costs incurred. For long-term fixed-price production contracts, revenues are recognized at a rate per unit as the units are delivered or by other methods to measure services provided. Revenues from other long-term fixed-price contracts are recognized ratably over the contract period or by other appropriate methods to measure services provided. Contract costs are expensed as incurred except for certain limited long-term contracts noted below. For long-term contracts, specifically described in the scope section of ASC 605-35, we apply the percentage of completion method. Under the percentage of completion method, income is recognized at a consistent profit margin over the period of performance based on estimated profit margins at completion of the contract. This method of accounting requires estimating the total revenues and total contract cost at completion of the contract. During the performance of long-term contracts, these estimates are periodically reviewed and revisions are made as required using the cumulative catch-up method of accounting. The impact on revenues and contract profit as a result of these revisions is included in the periods in which the revisions are made. This method can result in the deferral of costs or the deferral of profit on these contracts. Because we assume the risk of performing a fixed-price contract at a set price, the failure to accurately estimate ultimate costs or to control costs during performance of the work could result, and in some instances has resulted, in reduced profits or losses for such contracts. Both the individual changes in contract estimates and aggregate net changes in contract estimates recognized using the cumulative catch-up method of accounting were not material to the consolidated statement of operations for all periods presented. Estimated losses on contracts at completion are recognized when identified. In certain circumstances, revenues are recognized when contract amendments have not been finalized.

Accounting for Business Combinations, Goodwill and Other Intangible Assets

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

We review goodwill at least annually for impairment, or whenever events or circumstances indicate that the carrying value of long-lived assets may not be fully recoverable. We perform this review at the reporting unit level, which is one level below our one reportable segment. The goodwill impairment test is a two-step process performed at the reporting unit level. The first step of the goodwill impairment test compares the fair value of a reporting unit with its carrying amount (including goodwill). If the reporting unit's fair value exceeds its carrying value, no further procedures are required. However, if the reporting unit's fair value is less than its carrying value, an impairment of goodwill may exist, requiring a second step to be performed. Step two of this test measures the amount of the impairment loss, if any. Step two of this test requires the allocation of the reporting unit's fair value to its assets and liabilities, including any unrecognized intangible assets, in a hypothetical analysis that calculates the implied fair value of goodwill as if the reporting unit were being acquired in a business combination. If the implied fair value of goodwill is less than the carrying value, the difference is recorded as a goodwill impairment charge in operations.

The fair values of the reporting units are determined based on a weighting of the income approach, market approach and market transaction approach. The income approach is a valuation technique in which fair value is based from forecasted future cash flow discounted at the appropriate rate of return commensurate with the risk as well as current rates of return for equity and debt capital as of the valuation date. The forecast used in our estimation of fair value was developed by management based on a contract basis, incorporating adjustments to reflect known contract and market considerations (such as reductions and uncertainty in government spending, pricing pressure and opportunities). The discount rate utilizes a risk adjusted weighted average cost of capital. The market approach is a valuation technique in which the fair value is calculated based on market prices realized in an actual arm's length transaction. The technique consists of undertaking a detailed market analysis of publicly traded companies that provides a reasonable basis for comparison to the company. Valuation ratios, which relate market prices to selected financial statistics derived from comparable companies, are selected and applied to the company after consideration of adjustments for financial position, growth, market, profitability and other factors. The market transaction approach is a valuation technique in which the fair value is calculated based on market prices realized in actual arm's length transactions. The technique consists of undertaking a detailed market analysis of merged and acquired companies that provided a reasonable basis for comparison to the company. Valuation ratios, which relate market prices to selected financial statistics derived from comparable companies, are selected and applied to the company after consideration of adjustments for financial position, growth, market, profitability and other factors. To assess the reasonableness of the calculated reporting unit fair values, we compare the sum of the reporting units' fair values to the Company's market capitalization (per share stock price times the number of shares outstanding) and calculate an implied control premium (the excess of the sum of the reporting units' fair values over the market capitalization), and then assess the reasonableness of our implied control premium.

We have elected to perform our annual review during the second quarter of each calendar year. In addition, management monitors events and circumstances that could result in an impairment. A significant amount of judgment is involved in determining if an indicator of impairment has occurred between annual testing dates. Events that could cause the fair value of our long-lived assets to decrease include; changes in our business environment or market conditions, a material change in our financial outlook, including declines in expected revenue growth rates and operating margins, or a material decline in the market price for our stock. If any impairment were indicated as a result of a review, we would recognize a loss based on the amount by which the carrying amount exceeds the estimated fair value.
During the fourth quarter of 2013, multiple events and circumstances indicated a significant reduction in the operating performance outlook of one of our reporting units. These events include lower than expected contract awards on several competitive opportunities, changing mission priorities of the U.S. government in relation to our C4ISR contracts and OCO-related work (primarily on maintenance and sustainment of MRAP vehicles), continued delays in our customers' procurement cycle due, in part, to the U.S. government shutdown, and continued margin pressures on some of our contracts. The culmination of these events led us to conduct an interim goodwill impairment analysis on the impacted reporting unit. As a result of this analysis, we recorded a non-cash goodwill impairment charge of $118.4 million for the period ending December 31, 2013.

Due to the many variables inherent in the estimation of a reporting unit's fair value and the relative size of our recorded goodwill, differences in assumptions may have a material effect on the results of our goodwill impairment analysis.

Accounting Standards Updates

In July 2013, Accounting Standard Update No. 2013-11, Income Taxes (Topic 740), was issued. This Update applies to all entities that have unrecognized tax benefits when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists at the reporting date. In accordance with this Update, an unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except as follows. To the extent a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. The assessment of whether a deferred tax asset is available is based on the unrecognized tax benefit and deferred tax asset that exist at the reporting date and should be made presuming disallowance of the tax position at the reporting date. For example, an entity should not evaluate whether the deferred tax asset expires before the statute of limitations on the tax position or whether the deferred tax asset may be used prior to the unrecognized tax benefit being settled. The amendments in this Update do not require new recurring disclosures. The amendments in this Update are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. Early adoption is permitted. The amendments should be applied prospectively to all unrecognized tax benefits that exist at the effective date. Retrospective application is permitted. The adoption of Accounting Standard Update No. 2013-11 is not expected to have a material impact on our results of operations, financial position or cash flows.

In February 2013, Accounting Standard Update No. 2013-2, Other Comprehensive Income (Topic 220), was issued. The amendments in this Update apply to all entities that issue financial statements that are presented in conformity with U.S. GAAP and that report items of other comprehensive income. Public companies are required to comply with these amendments for all reporting periods presented, including interim periods. The amendments do not change the current requirements for reporting net income or other comprehensive income in financial statements. However, the amendments require an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures required under U.S. GAAP that provide additional detail about those amounts. For public entities, the amendments are effective prospectively for reporting periods beginning after December 15, 2012. The adoption of Accounting Standard Update No. 2013-2 did not have an impact on our results of operations, financial position or cash flows.

Contractual Obligations

Our contractual obligations as of December 31, 2013 are as follows (in thousands):

	Payments Due By Period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Debt obligations (1)	$200,000	$—	$—	$200,000	$—
Interest on fixed rate debt (1)	65,250	14,500	29,000	21,750	—
Operating lease obligations (2)	177,780	29,940	44,745	36,613	66,482
Other long-term liabilities (3)	12,540	1,771	2,290	1,977	6,502
Accrued defined benefit obligations (4)	1,260	138	265	250	607
Total	$456,830	$46,349	$76,300	$260,590	$73,591

(1) See Note 8 to our consolidated financial statements in Item 8 for additional information regarding debt and related matters.
(2) Excludes approximately $11.0 million of deferred rent liabilities. See Note 9 to our consolidated financial statements in Item 8 for additional information regarding operating leases.
(3) Includes approximately $11.0 million of deferred rent liabilities as well as gross unrecognized tax benefits of $1.2 million. See Note 9 to our consolidated financial statements in Item 8 for additional information regarding deferred rent liabilities. See Note 12 to our consolidated financial statements in Item 8 for additional information regarding gross unrecognized tax benefits.

(4) Includes approximately $1.3 million of unfunded pension obligations related to nonqualified supplemental defined benefit pension plans for certain retired employees of an acquired company, which is included in the accrued retirement amount on our consolidated balance sheets. Excludes liabilities related to one non-qualified deferred compensation plan for certain highly compensated employees, which are included in the accrued retirement amount on our consolidated balance sheets. The funds deferred by the employees are invested and maintained in rabbi trusts, which are reflected in the employee supplemental savings plan assets on our consolidated balance sheets. These liabilities will be satisfied by assets held in rabbi trusts. See Note 11 to our consolidated financial statements in Item 8 for additional information regarding retirement plans.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

Our exposure to market risk relates to changes in interest rates for borrowings under our revolving credit facility. At December 31, 2013, we had no outstanding balance on our revolving credit facility. Borrowings under our revolving credit facility bear interest at variable rates. A hypothetical 10% increase in interest rates would have no effect on our annual interest expense for the year ended December 31, 2013.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
ManTech International Corporation
Fairfax, Virginia
We have audited the accompanying consolidated balance sheets of ManTech International Corporation and subsidiaries (the "Company") as of December 31, 2013 and 2012, and the related consolidated statements of income and loss, comprehensive income and loss, changes in stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2013.  Our audits also included the financial statement schedule listed in the Index at Item 15.  These financial statements and financial statement schedule are the responsibility of the Company's management.  Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of ManTech International Corporation and subsidiaries as of December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2013, in conformity with accounting principles generally accepted in the United States of America.  Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2013, based on the criteria established in Internal Control-Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 21, 2014 expressed an unqualified opinion on the Company's internal control over financial reporting.
/s/ DELOITTE & TOUCHE LLP

McLean, Virginia
February 21, 2014

MANTECH INTERNATIONAL CORPORATION
CONSOLIDATED BALANCE SHEETS
(In Thousands Except Share Amounts)

	December 31,
	2013	2012
ASSETS
Cash and cash equivalents	$269,001	$134,896
Receivables—net	457,898	548,309
Prepaid expenses and other	19,384	27,185
Contractual inventory	3,962	34,762
Total Current Assets	750,245	745,152
Goodwill	752,867	861,912
Other intangible assets—net	152,523	167,910
Property and equipment—net	30,156	28,588
Employee supplemental savings plan assets	31,765	27,352
Other assets	5,846	10,995
TOTAL ASSETS	$1,723,402	$1,841,909
LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Accounts payable and accrued expenses	$226,287	$315,582
Accrued salaries and related expenses	56,617	52,364
Billings in excess of revenue earned	13,781	15,031
Deferred income taxes—current	—	4,266
Total Current Liabilities	296,685	387,243
Long-term debt	200,000	200,000
Deferred income taxes—non-current	48,093	50,645
Accrued retirement	33,565	29,390
Other long-term liabilities	11,288	9,403
TOTAL LIABILITIES	589,631	676,681
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY
Common stock, Class A—$0.01 par value; 150,000,000 shares authorized; 24,245,893 and 24,093,832 shares issued at December 31, 2013 and 2012; 24,001,780 and 23,849,719 shares outstanding at December 31, 2013 and 2012	242	241
Common stock, Class B—$0.01 par value; 50,000,000 shares authorized; 13,192,845 and 13,192,845 shares issued and outstanding at December 31, 2013 and 2012	132	132
Additional paid-in capital	423,787	417,917
Treasury stock, 244,113 and 244,113 shares at cost at December 31, 2013 and 2012	(9,158)	(9,158)
Retained earnings	718,892	756,241
Accumulated other comprehensive income (loss)	(124)	(145)
TOTAL STOCKHOLDERS' EQUITY	1,133,771	1,165,228
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,723,402	$1,841,909
See notes to consolidated financial statements.

MANTECH INTERNATIONAL CORPORATION
CONSOLIDATED STATEMENTS OF INCOME AND LOSS
(In Thousands Except Per Share Amounts)

	Year Ended December 31,
	2013	2012	2011
REVENUES	$2,310,072	$2,582,295	$2,869,982
Cost of services	1,995,630	2,213,894	2,453,679
General and administrative expenses	173,772	197,413	188,949
Goodwill impairment	118,427	—	—
OPERATING INCOME	22,243	170,988	227,354
Interest expense	(16,266)	(16,304)	(15,791)
Interest income	608	344	332
Other income (expense), net	(32)	(74)	3,607
INCOME FROM OPERATIONS BEFORE INCOME TAXES AND EQUITY METHOD INVESTMENTS	6,553	154,954	215,502
Provision for income taxes	(11,842)	(59,935)	(82,196)
Equity in losses of unconsolidated subsidiaries	(860)	—	—
NET INCOME (LOSS)	$(6,149)	$95,019	$133,306
BASIC EARNINGS (LOSS) PER SHARE:
Class A common stock	$(0.17)	$2.57	$3.64
Class B common stock	$(0.17)	$2.57	$3.64
DILUTED EARNINGS (LOSS) PER SHARE:
Class A common stock	$(0.17)	$2.57	$3.63
Class B common stock	$(0.17)	$2.57	$3.63

See notes to consolidated financial statements.

MANTECH INTERNATIONAL CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME AND LOSS
(In Thousands)

	Year Ended December 31,
	2013	2012	2011
NET INCOME (LOSS)	$(6,149)	$95,019	$133,306
OTHER COMPREHENSIVE INCOME (LOSS):
Translation adjustments, net of tax	(15)	134	(80)
Actuarial gain (loss) on defined benefit pension plans, net of tax	36	32	(76)
Total other comprehensive income (loss)	21	166	(156)
COMPREHENSIVE INCOME (LOSS)	$(6,128)	$95,185	$133,150

See notes to consolidated financial statements.

MANTECH INTERNATIONAL CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(In Thousands)

	December 31,
	2013	2012	2011
Common Stock, Class A
At beginning of year	$241	$239	$234
Stock option exercises	1	—	3
Conversion Class B to Class A common stock	—	—	1
Contribution of Class A common stock to Employee Stock Ownership Plan	—	2	1
At end of year	242	241	239
Common Stock, Class B
At beginning of year	132	132	133
Conversion Class B to Class A common stock	—	—	(1)
At end of year	132	132	132
Additional Paid-In Capital
At beginning of year	417,917	406,083	385,407
Stock compensation expense	5,236	8,142	9,170
Stock option exercises	1,766	1,147	8,183
Contribution of Class A common stock to Employee Stock Ownership Plan	1,200	3,906	3,559
Tax benefit (deficiency) from the exercise of stock options	(2,332)	(1,361)	(236)
At end of year	423,787	417,917	406,083
Treasury Stock, at cost
At beginning of year	(9,158)	(9,158)	(9,114)
Treasury stock acquired	—	—	(44)
At end of year	(9,158)	(9,158)	(9,158)
Retained Earnings
At beginning of year	756,241	692,272	589,838
Net income (loss)	(6,149)	95,019	133,306
Dividends	(31,200)	(31,050)	(30,872)
At end of year	718,892	756,241	692,272
Accumulated Other Comprehensive Income (Loss)
At beginning of year	(145)	(311)	(155)
Translation adjustments, net of tax	(15)	134	(80)
Actuarial gain (loss) on defined benefit pension plans, net of tax	36	32	(76)
At end of year	(124)	(145)	(311)
Total Stockholders' Equity	$1,133,771	$1,165,228	$1,089,257

See notes to consolidated financial statements

MANTECH INTERNATIONAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)

	Year Ended December 31,
	2013	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(6,149)	$95,019	$133,306
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Goodwill impairment	118,427	—	—
Depreciation and amortization	30,504	52,742	55,189
Deferred income taxes	(10,915)	17,539	(3,259)
Stock-based compensation	5,236	8,142	9,170
Equity in losses of unconsolidated subsidiaries	860	—	—
Gain on sale of property and equipment	(402)	—	—
Excess tax benefits from the exercise of stock options	(53)	(46)	(351)
Gain on sale of investments	—	—	(3,745)
Change in assets and liabilities—net of effects from acquired businesses:
Receivables-net	91,583	(1,081)	6,131
Contractual inventory	30,800	(34,762)	—
Prepaid expenses and other	9,334	(4,416)	(5,179)
Accounts payable and accrued expenses	(89,935)	28,187	(1,907)
Accrued salaries and related expenses	3,677	(22,053)	5,261
Billings in excess of revenue earned	(1,291)	(20,456)	23,846
Accrued retirement	4,175	3,235	366
Other	2,428	4,208	2,527
Net cash flow from operating activities	188,279	126,258	221,355
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of businesses-net of cash acquired	(11,382)	(63,093)	(109,043)
Purchases of property and equipment	(11,087)	(11,718)	(54,460)
Investment in capitalized software for internal use	(2,536)	(3,182)	(5,227)
Investment in unconsolidated subsidiaries	(422)	—	—
Proceeds from sale of property and equipment	402	—	—
Proceeds from sale of investment	239	185	3,255
Proceeds from disposition of a business	—	1,799	—
Net cash flow from investing activities	(24,786)	(76,009)	(165,475)
CASH FLOWS FROM FINANCING ACTIVITIES:
Dividends paid	(31,208)	(31,029)	(30,846)
Proceeds from exercise of stock options	1,767	1,147	8,186
Excess tax benefits from the exercise of stock options	53	46	351
Debt issuance costs	—	—	(3,873)
Treasury stock acquired	—	—	(44)
Net cash flow from financing activities	(29,388)	(29,836)	(26,226)
NET CHANGE IN CASH AND CASH EQUIVALENTS	134,105	20,413	29,654
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	134,896	114,483	84,829
CASH AND CASH EQUIVALENTS, END OF PERIOD	$269,001	$134,896	$114,483
SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest	$15,903	$15,429	$15,357
Noncash investing and financing activities:
Employee Stock Ownership Plan Contributions	$1,287	$3,868	$4,103
See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2013, 2012 and 2011

1.	Description of the Business

ManTech International Corporation (depending on the circumstances, “ManTech” “Company” “we” “our” “ours” or “us”) is a leading provider of innovative technologies and solutions for mission-critical national security programs for the intelligence community; the departments of Defense, State, Homeland Security, Energy and Justice, including the Federal Bureau of Investigation (FBI); the healthcare and space communities; and other U.S. federal government customers. We provide support to critical national security programs for approximately 50 federal agencies through over 1,000 current contracts. Our services include the following solution sets that are aligned with the long-term needs of our customers: cyber security; information technology (IT) modernization and sustainment; intelligence/counterintelligence solutions and support; systems engineering; healthcare analytics and IT; test and evaluation; command, control, communications, computers, intelligence, surveillance and reconnaissance (C4ISR) solutions and services; environmental, range and sustainability services; testing services; and global logistics support. We support major national missions, such as military readiness and wellness, terrorist threat detection, information security and border protection. Our employees operate primarily in the United States, as well as numerous locations internationally.

2.	Summary of Significant Accounting Policies

Principles of Consolidation-Our consolidated financial statements include the accounts of ManTech International Corporation, subsidiaries we control and variable interest entities that are required to be consolidated. All intercompany accounts and transactions have been eliminated. Investments in entities where we have significant influence, but not control, are accounted for using the equity method.

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

Revenue Recognition-We derive the majority of our revenues from cost-plus-fixed-fee, cost-plus-award-fee, firm-fixed-price or time-and-materials contracts. Revenues for cost-reimbursable contracts are recorded as reimbursable costs are incurred, including an estimated share of the applicable contractual fees earned. For performance-based fees under cost-reimbursable contracts, we recognize the relevant portion of the expected fee to be awarded by the customer at the time such fee can be reasonably estimated, based on factors such as our prior award experience and communications with the customer regarding performance, or upon approval by the customer. For time-and-materials contracts, revenues are recognized to the extent of billable rates times hours delivered plus materials and other reimbursable costs incurred. For long-term fixed-price production contracts, revenues are recognized at a rate per unit as the units are delivered or by other methods to measure services provided. Revenues from other long-term fixed-price contracts are recognized ratably over the contract period or by other appropriate methods to measure services provided. Contract costs are expensed as incurred except for certain limited long-term contracts noted below. For long-term contracts, specifically described in the scope section of ASC 605-35, we apply the percentage of completion method. Under the percentage of completion method, income is recognized at a consistent profit margin over the period of performance based on estimated profit margins at completion of the contract. This method of accounting requires estimating the total revenues and total contract cost at completion of the contract. During the performance of long-term contracts, these estimates are periodically reviewed and revisions are made as required using the cumulative catch-up method of accounting. The impact on revenues and contract profit as a result of these revisions is included in the periods in which the revisions are made. This method can result in the deferral of costs or the deferral of profit on these contracts. Because we assume the risk of performing a fixed-price contract at a set price, the failure to accurately estimate ultimate costs or to control costs during performance of the work could result, and in some instances has resulted, in reduced profits or losses for such contracts. Both the individual changes in contract estimates and aggregate net changes in contract estimates recognized using the cumulative catch-up method of accounting were not material to the consolidated statement of operations for all periods presented. Estimated losses on contracts at completion are recognized when identified. In certain circumstances, revenues are recognized when contract amendments have not been finalized.

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

Depreciation and Amortization Method-Furniture and office equipment are depreciated using the straight-line method with estimated useful lives ranging from one to seven years. Leasehold improvements are amortized using the straight-line method over the term of the lease.

Contractual Inventory-Inventory consists of finished goods purchased for a specific contract.

Goodwill-Goodwill represents the excess of cost over the fair value of net tangible and identifiable intangible assets of acquired companies.

Other Intangible Assets-Contract rights and other intangible assets are amortized primarily using the pattern of benefits method over periods ranging from one to twenty-five years.

We accounted for the cost of computer software developed or obtained for internal use in accordance with ASC 350-985, Software. These capitalized software costs are included in other intangible assets, net.

We account for software development costs related to software products for sale, lease or otherwise marketed in accordance with ASC 985-20, Costs of Software to be Sold, Leased, or Marketed. For projects fully funded by us, development costs are capitalized from the point of demonstrated technological feasibility until the point in time that the product is available for general release to customers. Once the product is available for general release, capitalized costs are amortized based on units sold or on a straight-line basis over a five-year period or other such shorter period as may be required.

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

We review goodwill at least annually for impairment, or whenever events or circumstances indicate that the carrying value of long-lived assets may not be fully recoverable. We have elected to perform our annual review during the second quarter of each calendar year. If any impairment was indicated as a result of a review, we would recognize a loss based on the amount by which the carrying amount exceeds the estimated fair value. As a result of interim analysis conducted in the fourth quarter of 2013, we recorded a non-cash goodwill impairment charge of $118.4 million for the period ending December 31, 2013. Furthermore, other intangible assets were tested for impairment in conjunction with the interim analysis and no impairment loss was identified.

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

Comprehensive Income (Loss)-Comprehensive income (loss) is presented in our consolidated statements of changes in stockholders' equity. Comprehensive income (loss) consists of net income (loss); translation adjustments, net of tax; and actuarial gain (loss) on defined benefit pension plan, net of tax.

Fair Value of Financial Instruments-The carrying value of our cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximate their fair value because of the short-term nature of these amounts.

Variable Interest Entities-We determine whether we have a controlling financial interest in a Variable Interest Entity (VIE). The reporting entity with a variable interest or interest that provides the reporting entity with a controlling financial interest in a VIE will have both (a) the power to direct the activities of a VIE that most significantly impact the VIE's economic performance and (b) the obligation to absorb losses of the VIE that could potentially be significant to the VIE or the right to receive benefits from the VIE that could potentially be significant to the VIE. We have one entity that has been consolidated as a VIE. The purpose of the entity is to perform on certain U.S. Navy contracts. The maximum amount of loss we are exposed to as of December 31, 2013 was not material to our consolidated financial statements.

Equity Method Investments-Investments where we have the ability to exercise significant influence, but we do not control, are accounted for under the equity method of accounting and are included in other assets on our consolidated balance sheets. Significant influence typically exists if we have a 20% to 50% ownership interest in the investee. Under this method of accounting, our share of the net earnings or losses of the investee is included in equity in losses of unconsolidated subsidiaries on our consolidated statement of income and loss.

Accounting Standards Updates

In July 2013, Accounting Standard Update No. 2013-11, Income Taxes (Topic 740), was issued. This Update applies to all entities that have unrecognized tax benefits when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists at the reporting date. In accordance with this Update, an unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except as follows. To the extent a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. The assessment of whether a deferred tax asset is available is based on the unrecognized tax benefit and deferred tax asset that exist at the reporting date and should be made presuming disallowance of the tax position at the reporting date. For example, an entity should not evaluate whether the deferred tax asset expires before the statute of limitations on the tax position or whether the deferred tax asset may be used prior to the unrecognized tax benefit being settled. The amendments in this Update do not require new recurring disclosures. The amendments in this Update are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. Early adoption is permitted. The amendments should be applied prospectively to all unrecognized tax benefits that exist at the effective date. Retrospective application is permitted. The adoption of Accounting Standard Update No. 2013-11 is not expected to have an impact on our results of operations, financial position or cash flows.

In February 2013, Accounting Standard Update No. 2013-2, Other Comprehensive Income (Topic 220), was issued. The amendments in this Update apply to all entities that issue financial statements that are presented in conformity with U.S. GAAP and that report items of other comprehensive income. Public companies are required to comply with these amendments for all reporting periods presented, including interim periods. The amendments do not change the current requirements for reporting net income or other comprehensive income in financial statements. However, the amendments require an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures required under U.S. GAAP that provide additional detail about those amounts. For public entities, the amendments are effective prospectively for reporting periods beginning after December 15, 2012. The adoption of Accounting Standard Update No. 2013-2 did not have an impact on our results of operations, financial position or cash flows.

3.	Acquisitions

ALTA Systems, Inc.-On January 8, 2013, we completed the acquisition of ALTA Systems, Inc. (ALTA). The result of ALTA's operations have been included in our consolidated financial statements since that date. The acquisition was completed through a stock purchase agreement dated January 8, 2013, by and among ManTech International Corporation, ALTA Holdings LLC and the sole member of ALTA Holding LLC. ALTA is an information technology (IT) and professional services company with valuable applications in healthcare systems and capital planning. ALTA provides a broad range of IT and professional services to government and private industry in three major areas: capital planning and investment control; system design, development and operations; and fraud detection and statistical analysis. The acquisition allows ManTech to deliver technology services through ALTA's prime position on the Centers of Medicare and Medicaid Services (CMS) Enterprise Systems Development (ESD) contract. ManTech funded the acquisition with cash on hand. The stock purchase agreement did not contain provisions for contingent consideration.

Revenues were $6.2 million and net income was $0.1 million for the period from January 8, 2013 to December 31, 2013. For the year ended December 31, 2013, ManTech incurred approximately $0.1 million of acquisition costs related to the ALTA transaction, which are included in the general and administrative expense in our consolidated statement of income and loss.

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

Revenues were $3.2 million and net loss of $(3.2) million for the period from April 2, 2012 to December 31, 2012. For the year ended December 31, 2012, ManTech incurred approximately $0.8 million of acquisition costs related to the HBGary transaction, which are included in the general and administrative expense in our consolidated statement of income and loss.

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

Revenues were $27.9 million and net income was $0.3 million for the period from January 6, 2012 to December 31, 2012. For the year ended December 31, 2012, the Company incurred $0.2 million of acquisition costs associated with the Evolvent transaction, which are included in general and administrative expense in our consolidated statement of income and loss.

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

Revenues were $8.5 million and net income was $0.7 million for the period from November 15, 2011 to December 31, 2011. The Company incurred in fiscal year 2011 approximately $0.6 million of acquisition costs related to the WINS transaction, which are included in general and administrative expense in our consolidated statement of income and loss for the year ended December 31, 2011.

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

Revenues were $12.5 million and net income was $0.9 million for the period from February 11, 2011 to December 31, 2011. The Company incurred in fiscal year 2011 approximately $0.3 million of acquisition costs related to the TranTech transaction, which are included in general and administrative expense in our consolidated statement of income and loss for the year ended December 31, 2011.

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

Pro Forma Financial Information-We calculated the following unaudited pro forma amounts as if our acquisitions had occurred on January 1, 2012. Our consolidated pro forma revenue would have been $2,310.2 million and $2,591.9 million and our consolidated pro forma net income (loss) would have been $(6.0) million and $95.7 million for the years ended December 31, 2013 and 2012, respectively.

4.	Earnings (Loss) per Share

Under ASC 260, Earnings per Share, the two-class method is an earnings (loss) allocation formula that determines earnings (loss) per share for each class of common stock according to dividends declared (or accumulated) and participation rights in undistributed earnings (loss). Under that method, basic and diluted earnings (loss) per share data are presented for each class of common stock.

In applying the two-class method, we determined that undistributed earnings (loss) should be allocated equally on a per share basis between Class A and Class B common stock. Under our Certificate of Incorporation, the holders of the common stock are entitled to participate ratably, on a share-for-share basis as if all shares of common stock were of a single class, in such dividends, as may be declared by the Board of Directors. During the years ended December 31, 2013 and 2012, we declared and paid quarterly dividends, each in the amount of $0.21 per share on both classes of common stock. During December 31, 2011, we declared and paid semi-annual dividends, each in the amount of $0.42 per share on both classes of common stock.

Basic earnings (loss) per share has been computed by dividing net income (loss) available to common stockholders by the weighted average number of shares of common stock outstanding during each period. Shares issued during the period and shares reacquired during the period are weighted for the portion of the period in which the shares were outstanding. Diluted earnings

(loss) per share has been computed in a manner consistent with that of basic earnings (loss) per share while giving effect to all potentially dilutive common shares that were outstanding during each period.

The net income (loss) available to common stockholders and weighted average number of common shares outstanding used to compute basic and diluted earnings (loss) per share for each class of common stock are as follows (in thousands, except per share amounts):

	Year Ended December 31,
	2013	2012	2011
Distributed earnings	$31,200	$31,050	$30,872
Undistributed earnings (loss)	(37,349)	63,969	102,434
Net income (loss)	$(6,149)	$95,019	$133,306

Class A common stock:
Basic net income (loss) available to common stockholders	$(3,963)	$61,065	$85,172
Basic weighted average common shares outstanding	23,913	23,727	23,415
Basic earnings (loss) per share	$(0.17)	$2.57	$3.64

Diluted net income (loss) available to common stockholders	$(3,963)	$61,103	$85,323
Effect of potential exercise of stock options	—	41	115
Diluted weighted average common shares outstanding	23,913	23,768	23,530
Diluted earnings (loss) per share	$(0.17)	$2.57	$3.63

Class B common stock:
Basic net income (loss) available to common stockholders	$(2,186)	$33,954	$48,134
Basic weighted average common shares outstanding	13,193	13,193	13,233
Basic earnings (loss) per share	$(0.17)	$2.57	$3.64

Diluted net income (loss) available to common stockholders	$(2,186)	$33,916	$47,983
Effect of potential exercise of stock options	—	—	—
Diluted weighted average common shares outstanding	13,193	13,193	13,233
Diluted earnings (loss) per share	$(0.17)	$2.57	$3.63

For the years ended December 31, 2013, 2012 and 2011, options to purchase 3.2 million, 2.9 million and 2.2 million shares, respectively, were outstanding but not included in the computation of diluted earnings (loss) per share because the options' effect would have been anti-dilutive. For the years ended December 31, 2013, 2012 and 2011, there were 79,567 shares, 38,542 shares, and 271,165 shares, respectively, issued from the exercise of stock options.

5.	Receivables

We deliver a broad array of information technology and technical services solutions under contracts with the U.S. government, state and local governments and commercial customers. The components of contract receivables are as follows (in thousands):

	December 31,
	2013	2012
Billed receivables	$370,975	$420,598
Unbilled receivables:
Amounts billable	84,582	119,893
Revenues recorded in excess of funding	9,743	11,148
Retainage	2,634	6,119
Allowance for doubtful accounts	(10,036)	(9,449)
Receivables-net	$457,898	$548,309

Amounts billable consist principally of amounts to be billed within the next month. Revenues recorded in excess of funding are billable upon receipt of contractual amendments or other modifications. Revenues recorded in excess of milestone billings on fixed price contracts consist of amounts not expected to be billed within the next month. The retainage is billable upon completion of the contract performance and approval of final indirect expense rates by the government. There is a contract with the U.S. Army that represents 15.3% of receivables-net at December 31, 2013 and multiple contracts with the U.S. Army that represent 28.0% of receivables-net at December 31, 2012. Accounts receivable at December 31, 2013 are expected to be substantially collected within one year except for approximately $1.5 million, of which 91.2% is related to receivables from sales to the U.S. government. The remainder is related to receivables from contracts in which we acted as a subcontractor to other contractors.

The Company does not believe it has significant exposure to credit risk as accounts receivable and the related unbilled amounts are primarily due from the U.S. government. The allowance for doubtful accounts represents our estimate for exposure to compliance, contractual issues and bad debts related to prime contractors.

6.	Property and Equipment

Major classes of property and equipment are summarized as follows (in thousands):

	December 31,
	2013	2012
Furniture and equipment	$50,989	$94,934
Leasehold improvements	33,535	28,932
	84,524	123,866
Accumulated depreciation and amortization	(54,368)	(95,278)
Total property and equipment, net	$30,156	$28,588

Depreciation and amortization expense related to property and equipment for the years ended December 31, 2013, 2012 and 2011 was $8.7 million, $30.9 million and $33.7 million, respectively.

7.	Goodwill and Other Intangible Assets

Under ASC 350, Intangibles - Goodwill and Other, goodwill is to be reviewed at least annually for impairment and whenever events or circumstances indicate that the carrying value of goodwill may not be fully recoverable. We have elected to perform this review during the second quarter of each calendar year. The goodwill impairment test is a two-step process performed at the reporting unit level. The first step of the goodwill impairment test compares the fair value of a reporting unit with its carrying amount (including goodwill). If the reporting unit's fair value exceeds its carrying value, no further procedures are required. However, if the reporting unit's fair value is less than its carrying value, an impairment of goodwill may exist, requiring a second step to be performed. Step two of this test measures the amount of the impairment loss, if any. Step two of this test requires the allocation of the reporting unit's fair value to its assets and liabilities, including any unrecognized intangible assets, in a hypothetical analysis that calculates the implied fair value of goodwill as if the reporting unit were being acquired in a business combination. If the implied fair value of goodwill is less than the carrying value, the difference is recorded as a goodwill impairment charge in operations.

The fair values of the reporting units are determined based on a weighting of the income approach, market approach and market transaction approach. The income approach is a valuation technique in which fair value is based from forecasted future cash flow discounted at the appropriate rate of return commensurate with the risk as well as current rates of return for equity and debt capital as of the valuation date. The forecast used in our estimation of fair value was developed by management based on a contract basis, incorporating adjustments to reflect known contract and market considerations (such as reductions and uncertainty in government spending, pricing pressure and opportunities). The discount rate utilizes a risk adjusted weighted average cost of capital. The market approach is a valuation technique in which the fair value is calculated based on market prices realized in an actual arm's length transaction. The technique consists of undertaking a detailed market analysis of publicly traded companies that provides a reasonable basis for comparison to the company. Valuation ratios, which relate market prices to selected financial statistics derived from comparable companies, are selected and applied to the company after consideration of adjustments for financial position, growth, market, profitability and other factors. The market transaction approach is a valuation technique in which the fair value is calculated based on market prices realized in actual arm's length transactions. The technique consists of undertaking a detailed market analysis of merged and acquired companies that provided a reasonable basis for comparison to the company. Valuation ratios, which relate market prices to selected financial statistics derived from comparable companies, are selected and applied to the company after consideration of adjustments for financial position, growth, market, profitability and other factors. To assess the reasonableness of the calculated reporting unit fair values, we compare the sum of the reporting units' fair values to the Company's market capitalization (per share stock price times the number of shares outstanding) and calculate an implied control premium (the excess of the sum of the reporting units' fair values over the market capitalization) and then assess the reasonableness of our implied control premium.

During the second quarter, we completed our annual goodwill impairment test. The results of step one of this test showed the fair value of all reporting units were substantially in excess of their carrying value, therefore, no impairment loss was identified and performance of step two was not required.

During the fourth quarter of 2013, multiple events and circumstances indicated a significant reduction in the operating performance outlook of one of our reporting units. These events included lower than expected contract awards on several competitive opportunities, changing mission priorities of the U.S. government in relation to our Command, Control, Communications, Computers, Intelligence, Surveillance, and Reconnaissance (C4ISR) contracts and Overseas Contingency Operations (OCO)-related work (primarily on maintenance and sustainment of Mine-Resistant Ambush-Protected (MRAP) vehicles, delays in our customers' procurement cycle due, in part, to the U.S. government shutdown, and continued margin pressures on some of our contracts. The culmination of these events led us to conduct an interim goodwill impairment test. The results of step one of this test showed the carrying value of one reporting unit was in excess of its fair value, therefore we performed step two of the goodwill impairment test to measure the amount of the impairment loss. Based on the results of the step two analysis, we recorded a non-cash goodwill impairment charge of $118.4 million for the period ending December 31, 2013.

The changes in the carrying amounts of goodwill during fiscal years 2013 and 2012 were as follows (in thousands):

Goodwill Balance
December 31, 2011	$808,455
Acquisitions	53,245
Additional consideration	212
December 31, 2012	861,912
Impairment	(118,427)
Acquisitions	9,382
December 31, 2013	$752,867

Other intangible assets consisted of the following (in thousands):

	December 31, 2013			December 31, 2012
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Other intangible assets:
Contract and program intangible assets	$251,572	$109,586	$141,986	$249,882	$92,400	$157,482
Capitalized software cost for internal use	34,083	23,617	10,466	30,985	20,637	10,348
Other	115	44	71	115	35	80
Total other intangible assets, net	$285,770	$133,247	$152,523	$280,982	$113,072	$167,910

Amortization expense relating to intangible assets for the years ended December 31, 2013, 2012 and 2011 was $20.4 million, $20.5 million and $20.4 million, respectively. We estimate that we will have the following amortization expense for the future periods indicated below (in thousands):

Year ending:
December 31, 2014	$18,304
December 31, 2015	$15,695
December 31, 2016	$13,694
December 31, 2017	$11,977
December 31, 2018	$10,786

8.	Long-term Debt

Long-term debt consisted of the following (in thousands):

	December 31,
	2013	2012
Revolving credit facility	$—	$—
7.25% senior unsecured notes	200,000	200,000
Long-term debt	$200,000	$200,000

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

Borrowings under our credit agreement are collateralized by substantially all the assets of ManTech and its Material Subsidiaries (as defined in the credit agreement) and bear interest at one of the following variable rates as selected by the Company at the time of borrowing: a London Interbank Offer Rate (LIBOR) based rate plus market spreads (1.25% to 2.25% based on our consolidated total leverage ratio) or Bank of America's base rate plus market spreads (0.25% to 1.25% based on our consolidated total leverage ratio). The aggregate annual weighted average interest rates were 0.00% and 0.05% for the years ended December 31, 2013 and 2012, respectively.

The terms of the credit agreement permit prepayment and termination of the loan commitments at any time, subject to certain conditions. The credit agreement requires the Company to comply with specified financial covenants, including the maintenance of a certain consolidated leverage ratios and a certain fixed charge coverage ratio. The credit agreement also contains various covenants, including affirmative covenants with respect to certain reporting requirements and maintaining certain business activities, and negative covenants that, among other things, may limit or impose restrictions on our ability to incur liens, incur additional indebtedness, make investments, make acquisitions and undertake certain additional actions. As of, and during, December 31, 2013 and 2012, we were in compliance with our financial covenants under the credit agreement.

There was no outstanding balance on our revolving credit facility at December 31, 2013 and 2012. The weighted average borrowings under the revolving portion of the facility during the years ended December 31, 2013 and 2012 were $0 and $38 thousand, respectively. The maximum available borrowing under the revolving credit facility at December 31, 2013 was $499.8 million. At December 31, 2013 and 2012, we were contingently liable under letters of credit totaling $0.2 million and $0.2 million, respectively, which reduces our availability to borrow under our revolving credit facility.

The following table summarizes the activity under our revolving credit facility for the years ended December 31, 2013, 2012 and 2011 (in thousands):

	Year Ended December 31,
	2013	2012	2011
Borrowings under revolving credit facility	$—	$9,000	$—
Repayment of borrowings under revolving credit facility	$—	$(9,000)	$—

7.25% Senior Unsecured Notes-We have $200.0 million in aggregate principal amount of 7.25% senior unsecured notes that are registered under the Securities Act of 1933, as amended. The fair value of the 7.25% senior unsecured notes as of December 31, 2013 was approximately $210.0 million based on quoted market prices.

The 7.25% senior unsecured notes were issued on April 13, 2010 and mature on April 15, 2018 with interest payable semi-annually in April and October. The 7.25% senior unsecured notes were issued at 100% of the aggregate principal amount and are effectively subordinate to our existing and future senior secured debt (to the extent of the value of the assets securing such debt), including debt outstanding under our revolving credit facility. The 7.25% senior unsecured notes may be redeemed, in whole or in part, at any time, at the option of the Company, subject to certain conditions specified in the indenture governing the 7.25% senior unsecured notes. We have determined that we will redeem these notes in accordance with their terms in April 2014. The 7.25% senior unsecured notes are guaranteed, jointly and severally, on a senior unsecured basis by each of our 100% owned domestic subsidiaries that also guarantees debt obligations under our prior revolving credit facility or will guarantee debt obligations under our revolving credit facility.

The issuance costs incurred by the Company are being amortized to interest expense over the contractual life of the 7.25% senior unsecured notes using the effective interest rate method, resulting in an effective rate of 7.67%.

The indenture governing the 7.25% senior unsecured notes contains customary events of default, as well as restrictive covenants, which, subject to important exceptions and qualifications specified in such indenture, will, among other things, limit our ability and the ability of our subsidiaries that guarantee the 7.25% senior unsecured notes to: pay dividends or distributions, repurchase equity, prepay subordinated debt or make certain investments; incur additional debt or issue certain disqualified stock and preferred stock; incur liens on assets; merge or consolidate with another company or sell all or substantially all assets; and allow to exist certain control provisions. An event of default under the indenture will allow either the trustee of the notes or the holders of at least 25% in principal amount of the then outstanding notes to accelerate, or in certain cases, will automatically cause the acceleration of, the amounts due under the notes. As of December 31, 2013 and 2012, the Company was in compliance with all required covenants under the indenture.

9.	Commitments and Contingencies

Contracts with the U.S. government including subcontracts are subject to extensive legal and regulatory requirements and, from time to time, agencies of the U.S. government, in the ordinary course of business, investigate whether our operations are conducted in accordance with these requirements and the terms of the relevant contracts. U.S. government investigations of the Company, whether related to our U.S. government contracts or conducted for other reasons, could result in administrative, civil or criminal liabilities, including repayments, fines or penalties being imposed upon the Company, or could lead to suspension or debarment from future U.S. government contracting. Management believes it has adequately reserved for any losses that may be experienced from any investigation of which it is aware. The Defense Contract Audit Agency (DCAA) has completed our incurred cost audits through 2005, with no material adjustments. The remaining audits for 2006 through 2013 are not expected to have a material effect on our financial position, results of operations or cash flow and management believes it has adequately reserved for any losses.

In the normal course of business, we are involved in certain governmental and legal proceedings, claims and disputes and have litigation pending under several suits. We believe that the ultimate resolution of these matters will not have a material effect on our financial position, results of operations or cash flows.

We lease office space and equipment under long-term operating leases. A number of the leases contain renewal options and escalation clauses. At December 31, 2013, aggregate future minimum rental commitments under these leases are as follows (in thousands):

	Office Space	Equipment	Total
Year ending:
December 31, 2014	$30,403	$641	$31,044
December 31, 2015	24,801	54	24,855
December 31, 2016	21,555	—	21,555
December 31, 2017	19,127	—	19,127
December 31, 2018	19,321	—	19,321
Thereafter	72,887	—	72,887
Total	$188,094	$695	$188,789

Office space and equipment rent expense totaled approximately $47.6 million, $52.1 million and $55.2 million for the years ended December 31, 2013, 2012 and 2011, respectively.

We had $11.0 million and $9.3 million of deferred rent liabilities resulting from recording rent expense on a straight-line basis over the life of the respective lease for the years ended December 31, 2013 and 2012, respectively.

10.	Stockholders' Equity and Stock-Based Compensation

Common Stock-We have 150,000,000 shares of authorized Class A common stock, par value $0.01 per share. We have 50,000,000 shares of authorized Class B common stock, par value $0.01 per share. On December 31, 2013, there were 24,001,780 shares of Class A common stock outstanding, 244,113 shares of Class A common stock recorded as treasury stock and 13,192,845 shares of Class B common stock outstanding.

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

Preferred Stock-We are authorized to issue an aggregate of 20,000,000 shares of preferred stock, $0.01 par value per share, the terms and conditions of which are determined by our Board of Directors upon issuance. The rights, preferences and privileges of holders of our common stock are subject to, and may be adversely affected by, the rights of holders of any shares of preferred stock that we may designate and issue in the future. At December 31, 2013 and 2012, no shares of preferred stock were outstanding and the Board of Directors currently has no plans to issue a series of preferred stock.

Accounting for Stock-Based Compensation:

Our 2011 Management Incentive Plan (the Plan) was designed to attract, retain and motivate key employees. Awards granted under the Plan are settled in shares of Class A common stock. At the beginning of each year, the Plan provides that the number of shares available for issuance automatically increases by an amount equal to 1.5% of the total number of shares of Class A and Class B common stock outstanding on December 31st of the previous year. On January 2, 2014, there were 557,894 additional shares made available for issuance under the Plan. Through December 31, 2013, the remaining aggregate number of shares of our common stock authorized for issuance under the Plan was 3,521,356. Through December 31, 2013, there were 4,616,309 shares of our Class A common stock that were issued and remain outstanding as a result of equity awards granted under the Plan. The Plan expires in May 2021.

The Plan is administered by the compensation committee of our Board of Directors, along with its delegates. Subject to the express provisions of the Plan, the committee has the Board of Directors' authority to administer and interpret the Plan, including the discretion to determine the exercise price, vesting schedule, contractual life and the number of shares to be issued.

Stock Compensation Expense-For the years ended December 31, 2013, 2012 and 2011, we recorded $5.2 million, $8.1 million and $9.2 million of stock-based compensation expense, respectively. No compensation expense of employees with stock awards, including stock-based compensation expense, was capitalized during the periods. For the years ended December 31, 2013, 2012 and 2011, the total recognized tax deficiency from the exercise of stock options, vested cancellations and the vesting of restricted stock were $2.3 million, $1.4 million and $0.2 million, respectively.

Stock Options-We typically issue options that vest over three years in equal installments beginning on the first anniversary of the date of grant. Under the terms of the Plan, the contractual life of the option grants may not exceed eight years. During the years ended December 31, 2013 and 2012, we issued options that expire five years from the date of grant.

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

The following weighted-average assumptions were used for option grants during the years ended December 31, 2013, 2012 and 2011:

Volatility-The expected volatility of the options granted was estimated based upon historical volatility of our share price through weekly observations of our trading history.

Expected Term-The expected term of options granted to employees during fiscal years 2013, 2012 and 2011 was determined from historical exercises of the grantee population. For all grants valued during fiscal years 2013, 2012 and 2011, the options have graded vesting over three years in equal installments beginning on the first anniversary of the date of the grant and a contractual term of five years.

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

The following table summarizes weighted-average assumptions used in our calculations of fair value for the years ended December 31, 2013, 2012 and 2011:

	Year Ended December 31,
	2013	2012	2011
Volatility	31.92%	31.68%	35.08%
Expected life of options	3 years	3 years	3 years
Risk-free interest rate	0.56%	0.48%	0.81%
Dividend yield	3.00%	2.70%	0.70%

Stock Option Activity-During the year ended December 31, 2013, we granted stock options to purchase 957,525 shares of Class A common stock at a weighted-average exercise price of $27.42 per share, which reflects the fair market value of the shares on the date of grant. The weighted-average fair value of options granted during the years ended December 31, 2013, 2012 and 2011, as determined under the Black-Scholes-Merton valuation model, was $4.84, $5.19 and $9.14, respectively. These options vest over three years in equal annual installments beginning on the first anniversary of the date of the grant and have a contractual term of five years. Option grants that vested during the years ended December 31, 2013, 2012 and 2011 had a combined fair value of $6.1 million, $8.3 million and $7.8 million, respectively.

The following table summarizes stock option activity for the years ended December 31, 2013, 2012 and 2011:

	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value (in thousands)
Stock options at December 31, 2010	2,473,257	$42.22	$7,731
Granted	986,000	$38.56
Exercised	(271,165)	$27.94	$3,087
Cancelled and expired	(301,982)	$45.07
Stock options at December 31, 2011	2,886,110	$41.14	$1,096
Granted	986,650	$29.24
Exercised	(38,542)	$28.93	$215
Cancelled and expired	(413,022)	$39.27
Stock options at December 31, 2012	3,421,196	$38.61	$626
Granted	957,525	$27.42
Exercised	(79,567)	$22.75	$400
Cancelled and expired	(899,034)	$39.84
Stock options at December 31, 2013	3,400,120	$35.51	$4,488

The following table summarizes non-vested stock options for the year ended December 31, 2013:

	Number of Shares	Weighted Average Fair Value
Non-vested stock options at December 31, 2012	1,697,992	$7.37
Granted	957,525	$4.84
Vested	(704,599)	$8.60
Cancelled	(382,973)	$6.40
Non-vested stock options at December 31, 2013	1,567,945	$5.51

The following table includes information concerning stock options exercisable and stock options expected to vest at December 31, 2013:

	Number of Shares	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Aggregate Intrinsic Value (in thousands)
Stock options exercisable	1,832,175	1.7	$40.72	$1,168
Stock options expected to vest	1,002,286	3.6	$30.24	$2,098
Stock options exercisable and expected to vest	2,834,461

Unrecognized compensation expense related to outstanding stock options expected to vest as of December 31, 2013 was $5.5 million, which is expected to be recognized over a weighted-average period of 1.6 years and will be adjusted for any future changes in estimated forfeitures.

Restricted Stock-Under the Plan, we have issued restricted stock. A restricted stock award is an issuance of shares that cannot be sold or transferred by the recipient until the vesting period lapses. Restricted shares granted to employees vest over three years in equal installments beginning on the first anniversary of the grant date, contingent upon employment with the Company on the vesting dates. Restricted shares granted to our Board of Directors vest in one year. The related compensation expense is recognized over the service period and is based on the grant date fair value of the stock and the number of shares expected to vest.

Restricted Stock Activity-The following table summarizes the restricted stock activity during the years ended December 31, 2012 and 2013:

	Number of Shares	Grant Date Fair Value (in thousands)
Non-vested restricted stock at December 31, 2011	30,667
Granted	24,000	$576
Vested	(27,334)	$1,237
Forfeited	—
Non-vested restricted stock at December 31, 2012	27,333
Granted	24,000	$664
Vested	(30,333)	$825
Forfeited	—
Non-vested restricted stock at December 31, 2013	21,000

11.	Retirement Plans

As of December 31, 2013, we maintained a qualified defined contribution plan. Our qualified defined contribution plan covers substantially all employees and complies with Section 401 of the Internal Revenue Code. Under this plan, we stipulated a basic matching contribution that matches a portion of the participants' contribution based upon a defined schedule. Additionally, this plan contains a discretionary contribution component where the Company may contribute additional amounts based on a percentage of eligible employees' compensation. Contributions are invested by an independent investment company. The choice of investment alternatives is at the election of each participating employee. Our contributions to the plan were approximately $19.3 million, $22.6 million and $23.8 million for the years ended December 31, 2013, 2012 and 2011, respectively.

We maintained an Employee Stock Ownership Plan (ESOP) as of December 31, 2013. On December 18, 1998, the Board of Directors approved the establishment of a qualified ESOP, effective January 1, 1999, for the benefit of substantially all of our U.S. domestic-based employees and some overseas employees. The ESOP is non-leveraged and is funded entirely through Company contributions based on a percentage of eligible employee compensation, as defined in the plan. Participants must be employees of the Company or eligible Company subsidiaries and must meet minimum service requirements to be eligible for annual contributions. The ESOP specifies a five-year vesting schedule over which participants become vested in the Class A common stock allocated to their participant account. The amount of our annual contribution to the ESOP is at the discretion of our Board of Directors. For the years ended December 31, 2013, 2012 and 2011, we recorded $0.9 million, $3.8 million and $3.6 million, respectively, as compensation expense related to ESOP contributions. There were 31,653 shares, 146,589 shares and 116,087 shares of Class A common stock contributed to the ESOP for the years ended December 31, 2013, 2012 and 2011, respectively. There were no unearned ESOP shares at December 31, 2013 and 2012, respectively. As required under ASC 714-40, Employee Stock Ownership Plans, compensation expense is recorded for shares committed to be released to employees based on the fair market value of those shares in the period in which they are committed to be released. For the years ended December 31, 2013, 2012 and 2011, new shares were issued to satisfy this obligation.

As of December 31, 2013, we also maintained an Employee Supplemental Savings Plan (ESSP), a non-qualified deferred compensation plan, for certain key employees. Under this plan, eligible employees may defer up to 75% of qualified annual base compensation and 100% of bonus. In the ESSP, participant deferral accounts are credited with a rate of return based on investment elections as selected by the participant. The assets related to the ESSP are held in a rabbi trust owned by the Company for benefit of the participating employees. The trust investments are in the form of variable universal life insurance products, which are owned by the Company. These investments seek to replicate the return of the participant investment elections. Employee contributions to this plan were approximately $3.2 million, $5.1 million and $4.5 million for the years ended December 31, 2013, 2012 and 2011, respectively.

We maintained a nonqualified supplemental defined benefit pension plan for certain retired employees of an acquired company as of December 31, 2013. These plans were informally and partially funded beginning in 1999 through a rabbi trust. Assets held in a rabbi trust are not eligible to be included in the calculation of plan status. At both December 31, 2013 and 2012, 100% of the rabbi trust assets were invested in a money market account with a commercial bank. All covered employees retired prior to 1998. Our benefit obligation at December 31, 2013 and 2012 was $1.3 million and $1.4 million, respectively.

12.	Income Taxes

The domestic and foreign components of income operations before income taxes and equity method investments were as follows (in thousands):

	Year Ended December 31,
	2013	2012	2011
Domestic	$6,768	$155,381	$215,437
Foreign	(215)	(427)	65
Income from operations before income taxes and equity method investments	$6,553	$154,954	$215,502

The provision for income taxes was comprised of the following components (in thousands):

	Year Ended December 31,
	2013	2012	2011
Current provision (benefit):
Federal	$18,702	$37,926	$75,505
State	4,011	5,780	10,601
Foreign	86	123	293
	22,799	43,829	86,399
Deferred provision (benefit):
Federal	(6,557)	15,241	(3,209)
State	(1,858)	2,332	(97)
	(8,415)	17,573	(3,306)
Non-current provision (benefit) resulting from allocating tax benefits directly to additional paid in capital and changes in liabilities:
Federal	(2,009)	(1,306)	(787)
State	(522)	(161)	(116)
Foreign	(11)	—	6
	(2,542)	(1,467)	(897)
Provision for income taxes	$11,842	$59,935	$82,196

For the year ended December 31, 2013, the non-current benefit for income taxes includes $(2.4) million arising from the cancellation of vested stock options allocated to equity and valuation differences between grant and vesting dates on restricted stock allocated to equity and $(0.1) million related to liabilities for uncertain tax positions. For the year ended December 31, 2012, the non-current benefit for income taxes includes $(1.4) million arising from the cancellation of vested stock options allocated to equity and valuation differences between grant and vesting dates on restricted stock allocation to equity and $(0.1) million related to liabilities for uncertain tax positions (including $(0.1) million for use of a state net operating loss). For the year ended December 31, 2011, the non-current benefit for income taxes includes $0.2 million for amounts arising from the exercise of stock options allocated as equity; $(0.4) million arising from the cancellation of vested stock options allocated to equity and valuation differences between grant and vesting dates on restricted stock allocated to equity; and $(0.7) million related to liabilities for uncertain tax positions (including $(0.2) million for use of a state net operating loss).

The schedule of effective income tax rate reconciliation is as follows:

	Year Ended December 31,
	2013	2012	2011
Statutory U.S. Federal tax rate	35.0%	35.0%	35.0%
Increase (decrease) in tax rate resulting from:
Goodwill impairment	200.1%	—%	—%
Deferred compensation (ESSP)	(24.6)%	(0.5)%	0.2%
State taxes—net of Federal benefit	18.6%	3.3%	3.1%
Excess executive compensation	16.7%	0.8%	0.3%
Tax basis deduction of investment	(15.3)%	—%	—%
Provisions of American Taxpayer Relief Act of 2012	(10.3)%	—%	—%
Section 199 deductions	(6.5)%	(0.2)%	(0.1)%
Acquisition working capital settlement	(5.0)%	—%	—%
Other, net	(0.7)%	0.3%	(0.4)%
Effective tax rate	208.0%	38.7%	38.1%

The Company paid income taxes, net of refunds, of $14.9 million, $43.5 million and $92.9 million for the years ended December 31, 2013, 2012 and 2011, respectively.

Deferred income taxes arise from temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements. A summary of the tax effect of the significant components of deferred income taxes is as follows (in thousands):

	December 31,
	2013	2012
Gross deferred tax liabilities:
Goodwill and other assets	$68,940	$87,713
Unbilled receivables	10,099	14,921
Property and equipment	5,442	—
Total	84,481	102,634

Gross deferred tax assets:
Retirement and other liabilities	(33,505)	(32,110)
Allowance for potential contract losses and other contract reserves	(3,687)	(3,402)
Federal and state operating loss carryforwards	(829)	(3,306)
Property and equipment	—	(8,905)
Total	(38,021)	(47,723)
Net deferred tax liabilities	$46,460	$54,911

The tax benefits associated with nonqualified stock options and disqualifying dispositions of incentive stock options reduced the current taxes payable by $0.1 million for the year ended December 31, 2013. These benefits were recorded as an increase to additional paid-in capital.

At December 31, 2013, we had state net operating losses of approximately $0.3 million that expire beginning 2016 through 2032; and federal net operating losses of $1.6 million that expire in 2031 and 2032.

A reconciliation of the beginning and ending balances of the total amounts of gross unrecognized tax benefits is as follows (in thousands):

	December 31,
	2013	2012	2011
Gross unrecognized tax benefits at beginning of year	$1,376	$1,440	$2,519
Increases in tax positions for prior years	95	18	87
Decreases in tax positions for prior years	(26)	—	(71)
Increases in tax positions for current year	69	141	269
Lapse in statute of limitations	(307)	(223)	(961)
Settlements	—	—	(508)
Increase in tax positions resulting from acquisitions	—	—	105
Gross unrecognized tax benefits at end of year	$1,207	$1,376	$1,440

The total liability for gross unrecognized tax benefits as of December 31, 2013, 2012 and 2011 includes $0.9 million, $1.0 million and $1.1 million, respectively, of unrecognized net tax benefits which, if ultimately recognized, would reduce our annual effective tax rate in a future period.

The Company is subject to income taxes in the U.S., various state and foreign jurisdictions. Tax statutes and regulations within each jurisdiction are subject to interpretation and require significant judgment to apply. The Company is no longer subject to U.S., state or non-U.S. income tax examinations by tax authorities for the years before 2009. The Company believes it is reasonably possible that $0.6 million of gross unrecognized tax benefits will be settled within the next year due to expirations of statute of limitations.

The Company recognizes interest related to unrecognized tax benefits within interest expense and penalties related to unrecognized tax benefits in general and administrative expenses. At December 31, 2013, 2012 and 2011, interest and penalties on the net unrecognized tax benefits were $0.2 million, $0.2 million and $0.2 million, respectively.

13.	Business Segment and Geographic Area Information

We have one reportable segment. We deliver a broad array of information technology and technical services solutions under contracts with the U.S. government. Our federal government customers typically exercise independent contracting authority, and even offices or divisions within an agency or department may directly, or through a prime contractor, use our services as a separate customer so long as that customer has independent decision-making and contracting authority within its organization. The U.S. Army Tank-Automotive Armament Command (TACOM) contract accounted for 19.4%, 22.2% and 17.0% of our revenues and 12.8%, 19.3% and 17.3% of our operating income (excluding the goodwill impairment) for the years ended December 31, 2013, 2012 and 2011. Revenues from the U.S. government under prime contracts and subcontracts were approximately 99.0%, 99.2% and 99.2% of our total revenues for the years ended December 31, 2013, 2012 and 2011, respectively. We treat sales to U.S. government customers as sales within the United States regardless of where the services are performed. Furthermore, substantially all assets from continuing operations were held in the United States for the years ended December 31, 2013, 2012 and 2011.

Disclosure items required under ASC 280, Segment Reporting, including goodwill impairment, interest income, interest expense, depreciation and amortization expense, costs for stock-based compensation programs, certain unallowable costs as determined under Federal Acquisition Regulations and expenditures for segment assets are not applicable as we review those items on a consolidated basis.

Revenues by geographic customer and the related percentages of total revenues for the years ended December 31, 2013, 2012 and 2011, were as follows (dollars in thousands):

	Year Ended December 31,
	2013		2012		2011
United States	$2,305,325	99.8%	$2,577,495	99.8%	$2,861,038	99.7%
International	4,747	0.2%	4,800	0.2%	8,944	0.3%
Total	$2,310,072		$2,582,295		$2,869,982

14.	Equity Method Investments

On May 24, 2012, Fluor-ManTech Logistics Solutions, LLC (FMLS), a limited liability company, was created with Fluor International, Inc. and ManTech as the investees. Each investee has a 50% ownership interest in FMLS. Because we have the ability to exercise significant influence over FMLS we determined that the equity method of accounting will be used for our investment. Under the operating agreement, we are required to provide additional financial support for losses incurred by FMLS. FMLS had no assets at December 31, 2013 and 2012. FMLS liabilities were $1.7 million and $0 at December 31, 2013 and 2012, respectively. FMLS had no revenues for the years ended December 31, 2013 and 2012. FMLS net loss was $(1.7) million and no net loss for the years ended December 31, 2013 and 2012, respectively. We recorded $(0.9) million and $0 in equity method losses for the years ended December 31, 2013 and 2012, respectively.

15.	Sale of Investment

ManTech received $3.3 million, $0.2 million and $0.2 million in proceeds during the years ended December 31, 2011, 2012 and 2013, respectively, for the sale of our investment of less than 5% in NetWitness Corporation (NetWitness). At December 31, 2013, there was $0.1 million held in escrow, which we expect to collect next year. The transaction was consummated on April 1, 2011 pursuant to an agreement and plan of merger dated March 12, 2011 by and among EMC Corporation, NetWitness and certain persons acting as the representative for the shareholders of NetWitness. The sale of our investment resulted in a pre-tax gain of $3.7 million, which was recorded in other income in our consolidated statement of income and loss for the year ended December 31, 2011.

16.	Quarterly Financial Information (Unaudited)

The quarterly financial data reflects, in the opinion of the Company, all normal and recurring adjustments to present fairly the results of operations for such periods. Results of any one or more quarters are not necessarily indicative of annual results or continuing trends. The following tables set forth selected unaudited quarterly financial data (the quarter ending December 31, 2013 contains a goodwill impairment charge of $118.4 million):

	2013
	March 31,	June 30,	September 30,	December 31,
	(in thousands, except per share data)
Revenues	$646,008	$605,129	$567,399	$491,536
Operating income (loss)	$36,371	$38,671	$32,039	$(84,838)
Income (loss) from operations before income taxes and equity method investments	$32,479	$34,632	$28,082	$(88,640)
Net income (loss)	$20,180	$21,551	$17,718	$(65,598)

Class A common stock:
Basic weighted average common shares outstanding	23,832	23,910	23,944	23,963
Basic earnings (loss) per share	$0.55	$0.58	$0.48	$(1.77)
Diluted weighted average common shares outstanding	23,876	23,940	23,982	23,963
Diluted earnings (loss) per share	$0.54	$0.58	$0.48	$(1.77)
Class B common stock:
Basic weighted average common shares outstanding	13,193	13,193	13,193	13,193
Basic earnings (loss) per share	$0.55	$0.58	$0.48	$(1.77)
Diluted weighted average common shares outstanding	13,193	13,193	13,193	13,193
Diluted earnings (loss) per share	$0.54	$0.58	$0.48	$(1.77)

	2012
	March 31,	June 30,	September 30,	December 31,
	(in thousands, except per share data)
Revenues	$676,509	$638,937	$645,028	$621,821
Operating income	$45,695	$44,880	$42,759	$37,654
Income from operations before income taxes	$41,634	$40,835	$38,777	$33,708
Net income	$25,642	$24,745	$24,427	$20,205

Class A common stock:
Basic weighted average common shares outstanding	23,642	23,697	23,760	23,808
Basic earnings per share	$0.70	$0.67	$0.66	$0.55
Diluted weighted average common shares outstanding	23,716	23,736	23,778	23,842
Diluted earnings per share	$0.69	$0.67	$0.66	$0.55
Class B common stock:
Basic weighted average common shares outstanding	13,193	13,193	13,193	13,193
Basic earnings per share	$0.70	$0.67	$0.66	$0.55
Diluted weighted average common shares outstanding	13,193	13,193	13,193	13,193
Diluted earnings per share	$0.69	$0.67	$0.66	$0.55

17.	Subsequent Events

Management has evaluated subsequent events after the balance sheet date through the financial statements issuance date for appropriate accounting and disclosure.

Acquisition of Allied Technology Group, Inc.

On February 18, 2014, we completed the acquisition of Allied Technology Group, Inc. (ATG). ATG is an innovative engineering and information management solution company with strong customer relationships and strategic contracts with the Department of Homeland Security (DHS). ATG is a privately held company providing IT, engineering services, program management and training solutions to a variety of federal customers. The acquisition will enable us to deliver services through their unrestricted prime position on DHS's primary acquisition vehicles; the Technical, Acquisition and Business Support Services and the Enterprise Acquisition Gateway for Leading Edge Solutions II. We funded the acquisition with cash on hand. The purchase price was $45.0 million.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

The Company has had no disagreements with its auditors on accounting principles, practices or financial statement disclosure during and through the date of the financial statements included in this Report.

Item 9A.	Controls and Procedures

We performed an assessment as of December 31, 2013 of the effectiveness of the design and operation of our disclosure controls and procedures and our internal control over financial reporting. This assessment was done under the supervision and with the participation of management, including our principal executive officer and principal financial officer. Included as Exhibits 31.1 and 31.2 to this Annual Report on Form 10-K are forms of “Certification” of our principal executive officer (our Chairman of the Board and Chief Executive Officer) and our principal financial officer (our Chief Financial Officer). The forms of Certification are required in accordance with Section 302 of the Sarbanes-Oxley Act of 2002. This section of the Annual Report on Form 10-K that you are currently reading is the information concerning the assessment referred to in the Section 302 certifications and required by the rules and regulations of the SEC. You should read this information in conjunction with the Section 302 certifications for a more complete understanding of the topics presented.

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

Scope of the Assessments-The assessment by our principal executive officer and our principal financial officer of our disclosure controls and procedures and the assessment by our management of our internal control over financial reporting included a review of procedures and documents and discussions with other employees in our organization in order to evaluate the adequacy of our internal control system design. In the course of the evaluation, we sought to identify exposure to unprevented or undetected data errors, control problems or acts of fraud and to confirm that appropriate corrective action, including process improvements, were being undertaken. The assessment also included testing of properly designed controls to verify their effective performance. Our management used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission in the 1992 Internal Control-Integrated Framework to assess the effectiveness of our internal control over financial reporting.

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

Assessment of Effectiveness of Disclosure Controls and Procedures-Based upon the assessments, our principal executive officer and our principal financial officer have concluded that as of December 31, 2013 our disclosure controls and procedures were effective at the reasonable assurance level described above.

Management's Report on Internal Control over Financial Reporting-Management is responsible for establishing and maintaining adequate control over financial reporting. Management used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission in the 1992 Internal Control-Integrated Framework to assess the effectiveness of our internal control over financial reporting. Based upon the assessments, our management has concluded that as of December 31, 2013 our internal control over financial reporting was effective. Our independent registered public accounting firm issued an attestation report concerning our internal control over financial reporting, which appears further in this Annual Report.

Changes in Internal Control over Financial Reporting-During the three months ended December 31, 2013, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control for financial reporting.

Item 9B.	Other Information

None.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
ManTech International Corporation
Fairfax, Virginia
We have audited the internal control over financial reporting of ManTech International Corporation and subsidiaries (the "Company") as of December 31, 2013, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.  The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting.  Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on the criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2013 of the Company and our report dated February 21, 2014 expressed an unqualified opinion on those financial statements and financial statement schedule.
/s/ DELOITTE & TOUCHE LLP

McLean, Virginia
February 21, 2014

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information concerning our directors and executive officers required by Item 401 of Regulation S-K is included under the captions “Election of Directors” and “Executive Officers,” respectively, in our definitive Proxy Statement to be filed with the Securities and Exchange Commission (SEC) in connection with our 2014 Annual Meeting of Stockholders (the “2014 Proxy Statement”), and that information is incorporated by reference in this Annual Report on Form 10-K.

The information required by Item 405 of Regulation S-K concerning compliance with Section 16(a) of the Exchange Act is included under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in our 2014 Proxy Statement, and that information is incorporated by reference in this Annual Report on Form 10-K.

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

The information required by Item 407(d)(4) of Regulation S-K concerning the Audit Committee is included under the caption “Committees of the Board of Directors - Audit Committee” in our 2014 Proxy Statement and that information is incorporated by reference in this Annual Report on Form 10-K.

The information required by Item 407(d)(5) of Regulation S-K concerning the designation of an audit committee financial expert is included under the caption “Committees of the Board of Directors - Audit Committee” in our 2014 Proxy Statement and that information is incorporated by reference in this Annual Report on Form 10-K.

Item 11.	Executive Compensation

The information required by this Item 11 is included under the captions “Non-Employee Director Compensation Table,” “Certain Relationships and Related Person Transactions - Compensation Committee Interlocks and Insider Participation,” “Compensation Committee Report” and “Compensation Discussion and Analysis” and the related text and tables in our 2014 Proxy Statement and that information is incorporated by reference in this Annual Report on Form 10-K.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 403 of Regulation S-K is included under the caption “Beneficial Ownership of Our Stock” in our 2014 Proxy Statement, and that information is incorporated by reference in this Annual Report on Form 10-K.

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides information as of December 31, 2013 with respect to compensation plans (including individual compensation arrangements) under which our equity securities are authorized for issuance.

Equity Compensation Plan Information
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	3,400,120	$35.51	3,521,356
Equity compensation plans not approved by security holders	—	—	—
Total	3,400,120	$35.51	3,521,356

1)
The plan contains a formula that automatically increases the number of securities available for issuance. The plan provides that the number of shares available for issuance under the plan automatically increases on the first trading day of January each calendar year during the term of the plan by an amount equal to 1.5% of the total number of shares outstanding (including all outstanding classes of common stock) on the last trading day in December of the immediately preceding calendar year, but provides that in no event should any such annual increase exceed 1,500,000 shares. On January 2, 2014, there were 557,894 shares added to the plan under this provision.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this Item 13 is included under the captions “Certain Relationships and Related Person Transactions” and “Corporate Governance - Director Independence” in our 2014 Proxy Statement and that information is incorporated by reference in this Annual Report on Form 10-K.

Item 14.	Principal Accounting Fees and Services

The information required by this Item 14 is included under the caption “Ratification of Appointment of Independent Auditors” in our 2014 Proxy Statement and that information is incorporated by reference in this Annual Report on Form 10-K.

PART IV

Item 15.	Exhibits, Financial Statement Schedule

(a) The following documents are filed as a part of this Annual Report on Form 10-K:

(1)All financial statements:

(2)Financial statement schedule:

SCHEDULE NO.	DESCRIPTION
Schedule II	Valuation and Qualifying Accounts for the years ended December 31, 2013, 2012 and 2011	78

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

10.3*
ManTech International Corporation 2013 Executive Compensation Plan, adopted on March 7, 2013 in which our executive officers and certain key senior executives participate (incorporated herein by reference from registrant's Current Report on Form 8-K, as filed with the SEC on March 11, 2013).

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
101
The following materials from ManTech International Corporation's Annual Report on Form 10-K for the year ended December 31, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at December 31, 2013 and 2012; (ii) Consolidated Statement of Income and Loss for the Years Ended December 31, 2013, 2012 and 2011; (iii) Consolidated Statements of Comprehensive Income and Loss for the Years Ended December 31, 2013, 2012 and 2011; (iv) Consolidated Statements of Changes in Stockholders' Equity for the Years Ended December 31, 2013, 2012 and 2011; (v) Consolidated Statements of Cash Flows for the Years Ended December 31, 2013, 2012 and 2011; and (vi) Notes to Consolidated Financial Statements.**

* Management contract or compensatory plan or arrangement required to be filed as an Exhibit to this report pursuant to item 15(a)(3).

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

MANTECH INTERNATIONAL CORPORATION

By:	/s/ GEORGE J. PEDERSEN
Name:	George J. Pedersen
Title:	Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer)
Date:	February 21, 2014

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

Name and Signature	Title	Date

/s/ GEORGE J. PEDERSEN	Chairman of the Board of Directors	February 21, 2014
George J. Pedersen	and Chief Executive Officer (Principal Executive Officer)

/s/ KEVIN M. PHILLIPS	Executive VP and Chief Financial Officer	February 21, 2014
Kevin M. Phillips	(Principal Financial Officer)

/s/ JUDITH L. BJORNAAS	Deputy Chief Financial Officer	February 21, 2014
Judith L. Bjornaas	(Principal Accounting Officer)

/s/ RICHARD L. ARMITAGE	Director	February 21, 2014
Richard L. Armitage

/s/ BARRY G. CAMPBELL	Director	February 21, 2014
Barry G. Campbell

/s/ WALTER R. FATZINGER, JR.	Director	February 21, 2014
Walter R. Fatzinger, Jr.

/s/ RICHARD J. KERR	Director	February 21, 2014
Richard J. Kerr

/s/ KENNETH A. MINIHAN	Director	February 21, 2014
Kenneth A. Minihan

SCHEDULE II

Valuation and Qualifying Accounts

Activities in our allowance accounts for the years ended December 31, 2013, 2012 and 2011 were as follows (in thousands):

Doubtful Accounts
	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions	Other*	Balance at End of Period
2011	$8,946	5	(5)	783	$9,729
2012	$9,729	—	—	(280)	$9,449
2013	$9,449	—	—	587	$10,036

*	Other represents doubtful account reserves released or recorded as part of net revenues for estimated customer disallowances.

Deferred Tax Asset Valuation
	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions	Other	Balance at End of Period
2011	$—	—	—	—	$—
2012	$—	—	—	—	$—
2013	$—	191	—	—	$191