Form 10-Q
period 2014-03-31
MANTECH INTERNATIONAL CORP
filed 2014-05-02
CIK 892537

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
__________________________________________
FORM 10-Q
__________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2014
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No
As of April 30, 2014 there were outstanding 24,028,014 shares of our Class A common stock and 13,192,845 shares of our Class B common stock.

MANTECH INTERNATIONAL CORPORATION
FORM 10-Q
FOR THE QUARTER ENDED March 31, 2014

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

MANTECH INTERNATIONAL CORPORATION
CONSOLIDATED BALANCE SHEETS
(In Thousands Except Share Amounts)

	(unaudited)
	March 31, 2014	December 31, 2013
ASSETS
Cash and cash equivalents	$275,629	$269,001
Receivables—net	392,232	457,898
Prepaid expenses and other	19,690	19,384
Contractual inventory	246	3,962
Total Current Assets	687,797	750,245
Goodwill	780,905	752,867
Other intangible assets—net	157,461	152,523
Employee supplemental savings plan assets	32,118	31,765
Property and equipment—net	29,462	30,156
Other assets	3,282	5,846
TOTAL ASSETS	$1,691,025	$1,723,402
LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Current portion of debt	$200,000	$—
Accounts payable and accrued expenses	180,328	226,287
Accrued salaries and related expenses	66,394	56,617
Billings in excess of revenue earned	14,142	13,781
Total Current Liabilities	460,864	296,685
Long-term debt	—	200,000
Deferred income taxes—non-current	52,180	48,093
Accrued retirement	31,105	33,565
Other long-term liabilities	11,252	11,288
TOTAL LIABILITIES	555,401	589,631
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY
Common stock, Class A—$0.01 par value; 150,000,000 shares authorized; 24,270,660 and 24,245,893 shares issued at March 31, 2014 and December 31, 2013; 24,026,547 and 24,001,780 shares outstanding at March 31, 2014 and December 31, 2013	243	242
Common stock, Class B—$0.01 par value; 50,000,000 shares authorized; 13,192,845 and 13,192,845 shares issued and outstanding at March 31, 2014 and December 31, 2013	132	132
Additional paid-in capital	423,832	423,787
Treasury stock, 244,113 and 244,113 shares at cost at March 31, 2014 and December 31, 2013	(9,158)	(9,158)
Retained earnings	720,712	718,892
Accumulated other comprehensive loss	(137)	(124)
TOTAL STOCKHOLDERS’ EQUITY	1,135,624	1,133,771
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,691,025	$1,723,402

See notes to consolidated financial statements.

MANTECH INTERNATIONAL CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(In Thousands Except Per Share Amounts)

	(unaudited) Three months ended March 31,
	2014	2013
REVENUES	$452,033	$646,008
Cost of services	393,009	562,297
General and administrative expenses	38,982	47,340
OPERATING INCOME	20,042	36,371
Interest expense	(4,119)	(4,051)
Interest income	177	113
Other income (expense), net	(41)	46
INCOME FROM OPERATIONS BEFORE INCOME TAXES AND EQUITY METHOD INVESTMENTS	16,059	32,479
Provision for income taxes	(6,368)	(12,299)
Equity in losses of unconsolidated subsidiaries	(57)	—
NET INCOME	$9,634	$20,180
BASIC EARNINGS PER SHARE:
Class A common stock	$0.26	$0.55
Class B common stock	$0.26	$0.55
DILUTED EARNINGS PER SHARE:
Class A common stock	$0.26	$0.54
Class B common stock	$0.26	$0.54

See notes to consolidated financial statements.

MANTECH INTERNATIONAL CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In Thousands)

	(unaudited) Three months ended March 31,
	2014	2013
NET INCOME	$9,634	$20,180
OTHER COMPREHENSIVE LOSS:
Translation adjustments, net of tax	(13)	(1)
Total other comprehensive loss	(13)	(1)
COMPREHENSIVE INCOME	$9,621	$20,179

See notes to consolidated financial statements.

MANTECH INTERNATIONAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)

	(unaudited) Three months ended March 31,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$9,634	$20,180
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,592	7,686
Deferred income taxes	2,825	2,425
Stock-based compensation	1,226	1,383
Equity in losses of unconsolidated subsidiaries	57	—
Excess tax benefits from the exercise of stock options	(10)	(3)
Change in assets and liabilities—net of effects from acquired businesses:
Receivables—net	77,448	7,719
Contractual inventory	3,717	30,577
Prepaid expenses and other	2,423	11,682
Accounts payable and accrued expenses	(46,987)	(47,444)
Accrued salaries and related expenses	7,622	22,405
Billings in excess of revenue earned	(440)	423
Accrued retirement	(2,460)	(146)
Other	(393)	728
Net cash flow from operating activities	62,254	57,615
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of businesses—net of cash acquired	(44,927)	(10,082)
Investment in capitalized software for internal use	(2,603)	(829)
Purchases of property and equipment	(909)	(2,318)
Investment in unconsolidated subsidiaries	(21)	—
Proceeds from sale of investment	—	239
Net cash flow from investing activities	(48,460)	(12,990)
CASH FLOWS FROM FINANCING ACTIVITIES:
Dividends paid	(7,809)	(7,756)
Proceeds from exercise of stock options	633	533
Excess tax benefits from the exercise of stock options	10	3
Net cash flow from financing activities	(7,166)	(7,220)
NET CHANGE IN CASH AND CASH EQUIVALENTS	6,628	37,405
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	269,001	134,896
CASH AND CASH EQUIVALENTS, END OF PERIOD	$275,629	$172,301
SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for income taxes	$610	$244
Cash paid for interest	$313	$508
Noncash investing and financing activities:
Employee stock ownership plan contributions	$—	$458

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2014
UNAUDITED

1.	Description of the Business
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
The accompanying unaudited consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and note disclosures normally included in the annual financial statements, prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted pursuant to those rules and regulations. We recommend that you read these unaudited consolidated financial statements in conjunction with the audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013, previously filed with the SEC. We believe that the unaudited consolidated financial statements in this Form 10-Q reflect all adjustments that are necessary to fairly present the financial position, results of operations and cash flows for the interim periods presented. The results of operations for such interim periods are not necessarily indicative of the results that can be expected for the full year.
We classify indirect cost incurred as cost of services and general and administrative expenses in the same manner as such costs are defined in our disclosure statements under U.S. Government Cost Accounting Standards. Effective January 1, 2014, we updated our disclosure statements with the Defense Contract Management Agency, resulting in certain costs being classified differently either as cost of services or as general and administrative expenses on a prospective basis. This change has caused a net increase in the reported cost of services and a net decrease in reported general and administrative expenses in 2014 as compared to 2013; however, total operating costs were not affected by this change.

3.	Acquisitions
Allied Technology Group, Inc.-On February 18, 2014, we completed the acquisition of Allied Technology Group, Inc. (ATG). The results of ATG's operations have been included in our consolidated financial statements since that date. The acquisition was completed through a stock purchase agreement dated February 18, 2014, by and among ManTech Advanced Systems International, Inc., Allied Technology Group, Inc. and the stockholders of ATG. ATG is an innovative engineering and information management solution company with strong customer relationships and strategic contracts with the Department of Homeland Security (DHS). ATG provides IT, engineering services, program management and training solutions to a variety of federal customers. The acquisition will enable us to deliver services through their unrestricted prime position on DHS's primary acquisition vehicles; the Technical, Acquisition and Business Support Services and the Enterprise Acquisition Gateway for Leading Edge Solutions II. We funded the acquisition with cash on hand. The stock purchase agreement did not contain provisions for contingent consideration.
During the three months ended March 31, 2014, ManTech incurred approximately $0.2 million of acquisition costs related to the ATG transaction, which are included in the general and administrative expense in our consolidated statement of income.
The purchase price of $45.0 million was preliminarily allocated to the underlying assets and liabilities based on their estimated fair value at the date of acquisition. We are still evaluating the fair value of assets and liabilities acquired. We have preliminarily recorded total assets of $49.0 million, including goodwill and intangible assets recognized in connection with the acquisition, and total liabilities of $4.0 million. Included in total assets were $7.0 million in acquisition related intangible assets. We preliminarily recorded goodwill of $28.0 million, which will be deductible for tax purposes over 15 years, assuming adequate levels of taxable income. Recognition of goodwill is largely attributed to the value paid for ATG's capabilities in providing technology service program management, systems engineering and information technology services to DHS.

In preliminarily allocating the purchase price, we considered among other factors, analysis of historical financial performance and estimates of future performance of ATG's contracts. The components of other intangible assets associated with the acquisition were customer relationships and backlog valued at $6.4 million and $0.6 million, respectively. Customer contracts and related relationships represent the underlying relationships and agreements with ATG's existing customers. Customer relationships are amortized using the pattern of benefits method over their estimated useful life of approximately 20 years. Backlog is amortized straight-line over its estimated useful life of 1 year. The weighted-average amortization period for the intangible assets is 18.4 years.
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
In applying the two-class method, we determined that undistributed earnings should be allocated equally on a per share basis between Class A and Class B common stock. Under the Company’s Certificate of Incorporation, the holders of the common stock are entitled to participate ratably, on a share-for-share basis as if all shares of common stock were of a single class, in such dividends, as may be declared by the Board of Directors. During each of the periods ended March 31, 2014 and 2013, we declared and paid a quarterly dividend in the amount of $0.21 per share on both classes of common stock.
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

The net income available to common stockholders and weighted average number of common shares outstanding used to compute basic and diluted earnings per share for each class of common stock are as follows (in thousands, except per share amounts):

	Three months ended March 31,
	2014	2013
Distributed earnings	$7,814	$7,783
Undistributed earnings	1,820	12,397
Net income	$9,634	$20,180

Class A common stock:
Basic net income available to common stockholders	$6,216	$12,989
Basic weighted average common shares outstanding	23,988	23,832
Basic earnings per share	$0.26	$0.55

Diluted net income available to common stockholders	$6,222	$12,998
Effect of potential exercise of stock options	69	44
Diluted weighted average common shares outstanding	24,057	23,876
Diluted earnings per share	$0.26	$0.54

Class B common shares:
Basic net income available to common stockholders	$3,418	$7,191
Basic weighted average common shares outstanding	13,193	13,193
Basic earnings per share	$0.26	$0.55

Diluted net income available to common stockholders	$3,412	$7,182
Effect of potential exercise of stock options	—	—
Diluted weighted average common shares outstanding	13,193	13,193
Diluted earnings per share	$0.26	$0.54

For the three months ended March 31, 2014 and 2013, options to purchase 2.8 million and 3.6 million shares, respectively, were outstanding but not included in the computation of diluted earnings per share because the options’ effect would have been anti-dilutive. For both the three months ended March 31, 2014 and 2013, shares issued from the exercise of stock options were 25 thousand.

5.	Receivables
We deliver a broad array of information technology and technical services solutions under contracts with the U.S. government, state and local governments and commercial customers. The components of contract receivables are as follows (in thousands):

	March 31, 2014	December 31, 2013
Billed receivables	$299,842	$370,975
Unbilled receivables:
Amounts billable	81,008	84,582
Revenues recorded in excess of funding	13,077	9,743
Retainage	8,156	2,634
Allowance for doubtful accounts	(9,851)	(10,036)
Receivables-net	$392,232	$457,898

Amounts billable consist principally of amounts to be billed within the next month. Revenues recorded in excess of funding are billable upon receipt of contractual amendments or other modifications. The retainage is billable upon completion of contract performance and approval of final indirect expense rates by the government. There is a contract with the U.S. Army that represents 14.1% and 15.3% of receivables-net at March 31, 2014 and December 31, 2013, respectively. Accounts receivable at March 31, 2014, are expected to be substantially collected within one year except for approximately $1.5 million, of which amount 91.4% is related to receivables from direct sales to the U.S. government. The remainder is related to receivables from contracts in which we acted as a subcontractor to other contractors.
The Company does not believe it has significant exposure to credit risk as accounts receivable and the related unbilled amounts are primarily due from the U.S. government. The allowance for doubtful accounts represents the Company’s exposure to compliance issues, contractual issues and bad debt related to prime contractors.

6.	Property and Equipment
Major classes of property and equipment are summarized as follows (in thousands):

	March 31, 2014	December 31, 2013
Furniture and equipment	$51,058	$50,989
Leasehold improvements	35,073	33,535
	86,131	84,524
Accumulated depreciation and amortization	(56,669)	(54,368)
Total property and equipment, net	$29,462	$30,156

7.	Goodwill and Other Intangible Assets
The changes in the carrying amounts of goodwill during the year ended December 31, 2013 and the period ended March 31, 2014 are as follows (in thousands):

Goodwill Balance
December 31, 2012	$861,912
Impairment	(118,427)
Acquisitions	9,382
December 31, 2013	752,867
Acquisitions	28,038
March 31, 2014	$780,905

Other intangible assets consisted of the following (in thousands):

	March 31, 2014			December 31, 2013
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Other intangible assets:
Contract and program intangible assets	$258,572	$113,667	$144,905	$251,572	$109,586	$141,986
Capitalized software cost for internal use	36,956	24,468	12,488	34,083	23,617	10,466
Other	115	47	68	115	44	71
Total other intangible assets, net	$295,643	$138,182	$157,461	$285,770	$133,247	$152,523

Amortization expense relating to intangible assets for the three months ended March 31, 2014 and 2013 was $4.9 million and $5.1 million, respectively. We estimate that we will have the following amortization expense for the future periods indicated below (in thousands):

For the remaining nine months ending December 31, 2014	$14,505
For the year ending:
December 31, 2015	$16,984
December 31, 2016	$15,050
December 31, 2017	$13,492
December 31, 2018	$12,226
December 31, 2019	$10,646

8.	Debt

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
The terms of the credit agreement permit prepayment and termination of the loan commitments at any time, subject to certain conditions. The credit agreement requires the Company to comply with specified financial covenants, including the maintenance of certain leverage ratios and a certain fixed charge coverage ratio. The credit agreement also contains various covenants, including affirmative covenants with respect to certain reporting requirements and maintaining certain business activities, and negative covenants that, among other things, may limit or impose restrictions on our ability to incur liens, incur additional indebtedness, make investments, make acquisitions and undertake certain other actions. As of March 31, 2014, we were in compliance with our financial covenants under the credit agreement.
There was no outstanding balance on our revolving credit facility at March 31, 2014 and December 31, 2013. The maximum available borrowing under the revolving credit facility at March 31, 2014 was $499.8 million. As of March 31, 2014, we were contingently liable under letters of credit totaling $0.2 million, which reduced our availability to borrow under our revolving credit facility. There were no borrowings or repayments of borrowings under our revolving credit facility for the three months ended March 31, 2014 and 2013.
7.25% Senior Unsecured Notes-We have $200.0 million in aggregate principal amount of 7.25% senior unsecured notes that are registered under the Securities Act of 1933, as amended. The fair value of the 7.25% senior unsecured notes outstanding as of March 31, 2014 was approximately $207.25 million based on quoted market prices (Level 2).
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
The indenture governing the 7.25% senior unsecured notes contains customary events of default, as well as restrictive covenants, which, subject to important exceptions and qualifications specified in such indenture, will, among other things, limit our ability and the ability of our subsidiaries that guarantee the 7.25% senior unsecured notes to: pay dividends or distributions, repurchase equity; prepay subordinated debt or make certain investments; incur additional debt or issue certain disqualified stock and preferred stock; incur liens on assets; merge or consolidate with another company or sell all or substantially all assets; and allow to exist certain control provisions. An event of default under the indenture will allow either the trustee of the notes or the holders of at least 25% in principal amount of the then outstanding notes to accelerate, or in certain cases, will automatically cause the acceleration of, the amounts due under the notes. As of March 31, 2014, the Company was in compliance with all required covenants under the indenture.
On March 3, 2014, a letter was sent to each holder of the 7.25% senior unsecured notes indicating that the 7.25% senior unsecured notes would be redeemed on April 15, 2014, at a redemption price of 103.625% of the principal amount of the outstanding 7.25% senior unsecured notes, or $207.25 million, plus accrued and unpaid interest on the principal amount of the 7.25% senior unsecured notes being redeemed up to, but not including, the redemption date. Accordingly, the principal amount of the outstanding 7.25% senior unsecured notes was reclassified from long-term debt to current portion of debt. On April 15, 2014, we paid the redemption price plus accrued and unpaid interest on our 7.25% senior unsecured notes. The estimated loss on the extinguishment of debt is $10.1 million.

9.	Commitments and Contingencies
Contracts with the U.S. government, including subcontracts, are subject to extensive legal and regulatory requirements and, from time to time, agencies of the U.S. government, in the ordinary course of business, investigate whether the Company’s operations are conducted in accordance with these requirements and the terms of the relevant contracts. U.S. government investigations of the Company, whether related to the Company’s U.S. government contracts or conducted for other reasons, could result in administrative, civil, or criminal liabilities, including repayment, fines or penalties being imposed upon the Company, or could lead to suspension or debarment from future U.S. government contracting activities. Management believes it has adequately reserved for any losses that may be experienced from any investigation of which it is aware. We have settled all incurred cost submissions through 2005 with the Defense Contract Management Agency (DCMA) Corporate Administrative Contracting Officer (CACO). Settlements of the 2006 through 2013 incurred cost submission are not expected to have a material effect on our financial position, results of operations or cash flow, and management believes it has adequately reserved for any losses.
In the normal course of business, we are involved in certain governmental and legal proceedings, claims and disputes and have litigation pending under several suits. We believe that the ultimate resolution of these matters will not have a material effect on our financial position, results of operations or cash flows.

10.	Stock-Based Compensation
Our 2011 Management Incentive Plan (the Plan) was designed to attract, retain and motivate key employees. Awards granted under the Plan are settled in shares of Class A common stock. At the beginning of each year, the Plan provides that the number of shares available for issuance automatically increases by an amount equal to 1.5% of the total number of shares of Class A and Class B common stock outstanding on December 31st of the previous year. On January 2, 2014, 557,894 additional shares were made available for issuance under the Plan. Through March 31, 2014, the remaining aggregate number of shares of our common stock authorized for issuance under the Plan was 3,997,272. Through March 31, 2014, there were 4,641,076 shares of our Class A common stock that were issued and remain outstanding as a result of equity awards granted under the Plan. The Plan expires in May 2021.
The Plan is administered by the compensation committee of our Board of Directors, along with its delegates. Subject to the express provisions of the Plan, the committee has the Board of Directors’ authority to administer and interpret the Plan, including the discretion to determine the exercise price, vesting schedule, contractual life and the number of shares to be issued.
Stock Compensation Expense-For the three months ended March 31, 2014 and 2013, we recorded $1.2 million and $1.4 million of stock-based compensation expense, respectively. No compensation expense of employees with stock awards, including stock-based compensation expense, was capitalized during the periods. For the three months ended March 31, 2014 and 2013, the total recognized tax deficiency from the exercise of stock options, vested cancellations and the vesting of restricted stock was $1.8 million and $0.7 million, respectively.
Stock Options-We typically issue options that vest over three years in equal annual installments beginning on the first anniversary of the date of grant. Under the terms of the Plan, the contractual life of the option grants may not exceed eight years. During the three months ended March 31, 2014 and 2013, we issued options that expire five years from the date of grant.
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

The following weighted-average assumptions were used for option grants during the three months ended March 31, 2014 and 2013:
Volatility-The expected volatility of the options granted was estimated based upon historical volatility of the Company’s share price through weekly observations of the Company’s trading history.
Expected Term-The expected term of options granted to employees during the three months ended March 31, 2014 and 2013 was determined from historical exercises of the grantee population. For all grants valued during the three months ended March 31, 2014 and 2013, the options had graded vesting over three years in equal annual installments beginning on the first anniversary of the date of grant and a contractual term of five years.
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
The following table summarizes weighted-average assumptions used in our calculations of fair value for the three months ended March 31, 2014 and 2013:

	Three months ended March 31,
	2014	2013
Volatility	29.86%	32.45%
Expected life of options	3 years	3 years
Risk-free interest rate	0.85%	0.44%
Dividend yield	3.00%	3.00%

Stock Option Activity-During the three months ended March 31, 2014, we granted stock options to purchase 482,004 shares of Class A common stock at a weighted-average exercise price of $29.15 per share, which reflects the fair market value of the shares on the date of grant. The weighted-average fair value of options granted during the three months ended March 31, 2014 and 2013, as determined under the Black-Scholes-Merton valuation model, was $4.89 and $4.81, respectively. These options vest over three years in equal annual installments beginning on the first anniversary of the date of the grant and have a contractual term of five years. Option grants that vested during the three months ended March 31, 2014 and 2013 had a combined fair value of $2.6 million and $3.8 million, respectively.
The following table summarizes stock option activity for the year ended December 31, 2013 and the three months ended March 31, 2014:

	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value (in thousands)
Stock options at December 31, 2012	3,421,196	$38.61	$626
Granted	957,525	$27.42
Exercised	(79,567)	$22.75	$400
Cancelled and expired	(899,034)	$39.84
Stock options at December 31, 2013	3,400,120	$35.51	$4,488
Granted	482,004	$29.15
Exercised	(24,767)	$23.78	$142
Cancelled and expired	(400,026)	$43.03
Stock options at March 31, 2014	3,457,331	$33.83	$3,703

The following table summarizes non-vested stock options for the three months ended March 31, 2014:

	Number of Shares	Weighted Average Fair Value
Non-vested stock options at December 31, 2013	1,567,945	$5.51
Granted	482,004	$4.89
Vested	(353,334)	$7.23
Cancelled	(13,693)	$5.31
Non-vested stock options at March 31, 2014	1,682,922	$4.97

The following table includes information concerning stock options exercisable and stock options expected to vest at March 31, 2014:

	Number of Shares	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Aggregate Intrinsic Value (in thousands)
Stock options exercisable	1,774,409	2.0	$39.00	$1,242
Stock options expected to vest	660,679	3.5	$28.26	$1,443
Stock options exercisable and expected to vest	2,435,088

Unrecognized compensation expense related to outstanding stock options expected to vest as of March 31, 2014 was $6.4 million, which is expected to be recognized over a weighted-average period of 1.5 years and will be adjusted for any future changes in estimated forfeitures.
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
Restricted Stock Activity-The following table summarizes the restricted stock activity during the year ended December 31, 2013 and the three months ended March 31, 2014:

	Number of Shares	Grant Date Fair Value (in thousands)
Non-vested restricted stock at December 31, 2012	27,333
Granted	24,000	$664
Vested	(30,333)	$825
Forfeited	—
Non-vested restricted stock at December 31, 2013	21,000
Granted	—
Vested	—
Forfeited	—
Non-vested restricted stock at March 31, 2014	21,000

11.	Business Segment and Geographic Area Information
We have one reportable segment. We deliver a broad array of information technology and technical services solutions under contracts with the U.S. government. Our federal government customers typically exercise independent contracting authority, and even offices or divisions within an agency or department may directly, or through a prime contractor, use our services as a separate customer so long as that customer has independent decision-making and contracting authority within its organization. The U.S. Army Tank-Automotive Armament Command (TACOM) contract accounted for 8.8% and 21.3% of our revenues and 8.5% and 16.8% of our operating income for the three months ended March 31, 2014 and 2013, respectively. Revenues from the U.S. government under prime contracts and subcontracts were approximately 98.9% and 99.0% of our total revenues for the three months ended March 31, 2014 and 2013, respectively. We treat sales to U.S. government customers as sales within the United States regardless of where the services are performed. Furthermore, substantially all of our assets from continuing operations were held in the United States for the three months ended March 31, 2014 and year ended December 31, 2013.
Revenues by geographic customer and the related percentages of total revenues for the three months ended March 31, 2014 and 2013 were as follows (dollars in thousands):

	Three months ended March 31,
	2014		2013
United States	$450,696	99.7%	$644,820	99.8%
International	1,337	0.3%	1,188	0.2%
Total	$452,033		$646,008

12.	Equity Method Investments

On May 24, 2012, Fluor-ManTech Logistics Solutions, LLC (FMLS), a limited liability company, was created with Fluor International, Inc. and ManTech as the investees. Each investee has a 50% ownership interest in FMLS. Because we have the ability to exercise significant influence over FMLS we determined that the equity method of accounting will be used for our investment. Under the operating agreement, we are required to provide additional financial support for losses incurred by FMLS. We recorded $(57) thousand and $0 in equity method losses for the three months ended March 31, 2014 and 2013, respectively.

13.	Subsequent Events

Management has evaluated subsequent events after the balance sheet date through the financial statements issuance date for appropriate accounting and disclosure.

7Delta, Inc.-On April 29, 2014, we entered into an agreement to acquire 7Delta, Inc. (7Delta), a leading provider of advanced information solutions and services to federal health clients. 7Delta is one of the leading providers of Information Technology to the Department of Veteran Affairs. We expect to close the acquisition during the second quarter.

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
Although forward-looking statements in this Quarterly Report reflect our good faith judgment, such statements can only be based on facts and factors currently known by us. Consequently, forward-looking statements are inherently subject to risks and uncertainties, and actual results and outcomes may differ materially from the results and outcomes discussed in or anticipated by the forward-looking statements. We believe that it is important to communicate our future expectations to our investors. However, there may be events in the future that we are not able to predict accurately or control. Factors that could cause actual results to differ materially from the results we anticipate include, but are not limited to, the following:

•
adverse changes or delays in U.S. government spending for programs we support due to cost cutting and efficiency initiatives, changing mission priorities and other federal budget constraints generally;

•
uncertainty regarding the timing and nature of government action to complete the budget and appropriations process, continue federal government operations and otherwise address budgetary constraints, sequestration or other factors;

•	failure to compete effectively for new contract awards or to retain existing U.S. government contracts;

•	failure to obtain option awards, task orders or funding under contracts;

•	delays in the competitive bidding process caused by competitors' protests of contract awards received by us or other factors;

•	renegotiation, modifications or termination of our contracts, or failure to perform in conformity with contract terms or our expectations;

•	failure to realize the full amount of our backlog or adverse changes in the timing of receipt of revenues under contracts included in backlog;

•	failure to successfully integrate recently acquired companies or businesses into our operations or to realize any accretive or synergistic effects from such acquisitions;

•	failure to successfully identify and execute future acquisitions;

•	adverse changes in business conditions that may cause our investments in recorded goodwill to become impaired;

•	non-compliance with, or adverse changes in, complex U.S. government procurement laws, regulations or processes;

•	failure to maintain strong relationships with other contractors;

•	adverse results of U.S. government audits or other investigations of our government contracts;

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

We urge you not to place undue reliance on these forward-looking statements, which speak only as of the date of this Quarterly Report. These and other risk factors are more fully described and discussed in the section titled “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013 and under Item 1A. of Part II of our Quarterly Reports on Form 10-Q, and from time to time, in our other filings with the Securities and Exchange Commission (SEC). We undertake no obligation to revise or update any forward-looking statements in order to reflect any event or circumstance that may arise after the date of this Quarterly Report. We also suggest that you carefully review and consider the various disclosures made in this Quarterly Report that attempt to advise interested parties of the risks and factors that may affect our business, financial condition, results of operations and prospects.

Introduction and Overview
ManTech is a leading provider of innovative technologies and solutions for mission-critical national security programs for the intelligence community; the departments of Defense, State, Homeland Security, Energy and Justice, including the Federal Bureau of Investigations (FBI); the healthcare and space communities; and other U.S. federal government customers.
We derive revenues primarily from contracts with U.S. government agencies that are focused on national security and consequently our operational results are affected by U.S. government spending levels in the areas of defense, intelligence and homeland security. During 2013, our financial performance was adversely impacted by the same factors affecting government service providers generally; public and political pressure regarding government funding levels, combined with uncertainty about the appropriations process, caused delays in awards and spending. In addition, our contracts in support of Overseas Contingency Operations (OCO) have been negatively impacted by the continued withdrawal of U.S. forces from Afghanistan. The delays in awards from 2013 and the withdrawal from Afghanistan have had continued impacts in the first part of 2014. However, with an approved budget entering 2014, our customers now have budget clarity which should allow our customers to accelerate their procurement of services. We are well positioned to meet our customers' needs and grow our business as we move through 2014 and beyond.
We recommend that you read this discussion and analysis in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013, previously filed with the SEC.
Three Months Ended March 31, 2014 Compared to the Three Months Ended March 31, 2013
The following table sets forth certain items from our consolidated statement of income and the relative percentage that certain items of expenses and earnings bear to revenues, as well as the period-to-period change from March 31, 2013 to March 31, 2014.

	Three months ended March 31,				Period-to-Period Change
	2014	2013	2014	2013	2013 to 2014
	Dollars		Percentage		Dollars	Percentage
	(dollars in thousands)
REVENUES	$452,033	$646,008	100.0%	100.0%	$(193,975)	(30.0)%
Cost of services	393,009	562,297	86.9%	87.0%	(169,288)	(30.1)%
General and administrative expenses	38,982	47,340	8.7%	7.4%	(8,358)	(17.7)%
OPERATING INCOME	20,042	36,371	4.4%	5.6%	(16,329)	(44.9)%
Interest expense	(4,119)	(4,051)	0.9%	0.6%	(68)	1.7%
Interest income	177	113	—%	—%	64	56.6%
Other income (expense), net	(41)	46	—%	—%	(87)	(189.1)%
INCOME FROM OPERATIONS BEFORE INCOME TAXES AND EQUITY METHOD INVESTMENTS	16,059	32,479	3.5%	5.0%	(16,420)	(50.6)%
Provision for income taxes	(6,368)	(12,299)	1.4%	1.9%	5,931	(48.2)%
Equity in losses of unconsolidated subsidiaries	(57)	—	—%	—%	(57)	(100.0)%
NET INCOME	$9,634	$20,180	2.1%	3.1%	$(10,546)	(52.3)%

Revenues
The primary driver of our decrease in revenues relates to reduced demand for services supporting Overseas Contingency Operations (OCO) as a result of the withdrawal of U.S. forces and reduction in military operations in Afghanistan. The reduction in our OCO related work in 2014 as compared to the same period in 2013 was primarily due to reduced demand on a sustainment contract for Mine-Resistance Ambush-Protected (MRAP) vehicles and reduced demand for field service support on C4ISR systems. In addition, we had a surge in equipment deliveries in the first quarter of 2013 on a contract for IT infrastructure modernization in the intelligence area.

Cost of services
The decrease in cost of services was primarily due to reductions in revenue. As a percentage of revenues, direct labor costs were 43.7% for the three months ended March 31, 2014, compared to 35.7% for the same period in 2013, which is primarily due to the decrease in other direct costs on OCO related contracts and fewer deliveries of equipment on an intelligence contract. As a percentage of revenues, other direct costs, which include subcontractors and third party equipment and materials used in the performance of our contracts, were 43.2% for the three months ended March 31, 2014, compared to 51.3% for the same period in 2013.
General and administrative expenses
The decrease in general and administrative expense was due to cost reduction measures as well as certain cost being classified as cost of services instead of general and administrative expense in 2014. We classify indirect costs in a manner consistent with disclosure statements filed with and approved by the Defense Contract Management Agency. Effective January 1, 2014, updates to our disclosure statements resulted in changes to the presentation of certain costs. Changes such as these do not impact the overall expense incurred and are presented prospectively. While overall general and administrative expense decreased, general and administrative expenses as a percentage of revenue, has increased for the three months ended March 31, 2014 when compared to the same period in 2013, largely due to the decline in revenue relative to levels of indirect spending.
Provision for income taxes
Our effective tax rate is affected by recurring items, such as tax rates and the relative amount of income we earn in various taxing jurisdictions. It is also affected by discrete items that may occur in any given year, but are not consistent from year to year. Our effective income tax rates were 39.8% and 37.9% for the three months ended March 31, 2014 and 2013, respectively. The increase in the effective tax rate is attributable to 2013 tax credits that are no longer available in 2014 and a tax basis deduction on investment taken in 2013.
Equity in losses of unconsolidated subsidiaries
We account for our investment in the Fluor-ManTech Logistics Solutions, LLC under the equity method of accounting. We recorded $0.1 million and $0 in equity method losses for the three months ended March 31, 2014 and 2013, respectively.
Net income
The decrease in net income was due to the reduction in revenues and margin pressure due to our mix of cost-reimbursable contracts, the competitive market place, and investments the company is making in strategic initiatives.
Backlog
At March 31, 2014 and December 31, 2013, our backlog was $3.8 billion and $3.9 billion, respectively, of which $1.0 billion and $1.1 billion, respectively, was funded backlog. Backlog represents estimates that we calculate on a consistent basis. For additional information on how we compute backlog, see our annual report Form 10-K for the fiscal year ended December 31, 2013, previously filed with the SEC.

Liquidity and Capital Resources
Historically, our primary liquidity needs have been the financing of acquisitions, working capital, payment under our cash dividend program and capital expenditures. Our primary sources of liquidity are cash provided by operations and our revolving credit facility.
On March 31, 2014, the Company's cash and cash equivalents balance was $275.6 million. There were no outstanding borrowings under our revolving credit facility at March 31, 2014. At March 31, 2014, we were contingently liable under letters of credit totaling $0.2 million, which reduced our ability to borrow under our revolving credit facility by that amount. The maximum available borrowing under our revolving credit facility at March 31, 2014 was $499.8 million. At March 31, 2014, we had $200.0 million outstanding of our 7.25% senior unsecured notes. On March 3, 2014, a letter was sent to each holder of the 7.25% senior unsecured notes indicating that the 7.25% senior unsecured notes would be redeemed on April 15, 2014, at a redemption price of 103.625% of the principal amount of the outstanding 7.25% senior unsecured notes, or $207.25 million, plus accrued and unpaid interest on the principal amount of the 7.25% senior unsecured notes being redeemed up to, but not including, the redemption date. On April 15, 2014, we paid the redemption price plus accrued and unpaid interest on our 7.25% senior unsecured notes. For additional information concerning our revolving credit facility and 7.25% senior unsecured notes, see Note 8 to our consolidated financial statements in Item 1.
Generally, cash provided by operating activities is adequate to fund our operations, including payments under our regular cash dividend program. Due to fluctuations in our cash flows and level of operations, it is necessary from time to time to borrow under our revolving credit facility to meet cash demands.

Cash Flows from Operating Activities
Our operating cash flows are primarily affected by our ability to invoice and collect from our clients in a timely manner, our ability to manage our vendor payments and the overall profitability of our contracts. We bill most of our customers monthly after services are rendered. Our accounts receivable days sales outstanding (DSO) were 78 and 76 for the three months ended March 31, 2014 and 2013, respectively. For the three months ended March 31, 2014 and 2013, our net cash flows from operating activities were $62.3 million and $57.6 million, respectively. The increase in net cash flows from operating activities during the three months ended March 31, 2014 when compared to the same period in 2013 was primarily due to lower receivables, offset by lower net income and the timing of vendor payments.
Cash Flows from Investing Activities
Our cash flows from investing activities consist primarily of business combinations, purchases of property and equipment and investments in capitalized software for internal use. For the three months ended March 31, 2014 and 2013, our net cash outflows from investing activities were $48.5 million and $13.0 million, respectively. During the three months ended March 31, 2014, our net cash outflows from investing activities were primarily due to the acquisition of Allied Technology Group, Inc. and investments in capitalized software for internal use. During the three months ended March 31, 2013, our net cash outflows from investing activities were due to the acquisitions of ALTA Systems, Inc. and purchases of property and equipment.
Cash Flows from Financing Activities
For both the three months ended March 31, 2014 and 2013, our net cash outflows from financing activities were $7.2 million. During the three months ended March 31, 2014 and 2013, our net cash outflows from financing activities resulted primarily from dividends paid.
Capital Resources
We believe the capital resources available to us from cash on hand of $275.6 million at March 31, 2014, our $500.0 million capacity under our revolving credit facility and cash from our operations are adequate to fund our anticipated cash requirements for at least the next year, including payments under our regular cash dividend program. We anticipate financing our external growth from acquisitions and our longer-term internal growth through one or more of the following sources: cash from operations, use of our revolving credit facility; and additional borrowing or issuance of debt or equity.
Short-term Borrowings
From time to time, we borrow funds against our revolving credit facility for working capital requirements and funding of operations, as well as acquisitions. Borrowings under our revolving credit facility bear interest at one of the following variable rates as selected by the Company at the time of the borrowing: a LIBOR based rate plus market spreads (1.25% to 2.25% based on the Company’s consolidated total leverage ratio) or Bank of America’s base rate plus market spreads (0.25% to 1.25% based on the Company’s consolidated total leverage ratio).  In the next year we may use, as needed, our revolving credit facility or additional sources of borrowings in order to fund our anticipated cash requirements. There were no borrowings or repayments of borrowings under our revolving credit facility for the three months ended March 31, 2014 and 2013.

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
Dividend
During each of the periods ended March 31, 2014 and 2013, we declared and paid a dividend in the amount of $0.21 per share on both classes of common stock. While we expect to continue the regular cash dividend program, any future dividends declared will be at the discretion of our Board of Directors and will depend, among other factors, upon our results of operations, financial condition and cash requirements, as well as such other factors that our Board of Directors deems relevant.

Critical Accounting Estimates and Policies
Critical accounting policies are defined as those that are reflective of significant judgments and uncertainties, and potentially result in materially different results under different assumptions and conditions. Application of these policies is particularly important to the portrayal of our financial condition and results of operations. The discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these consolidated financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. Actual results may differ from these estimates under different assumptions or conditions. Our significant accounting policies, including the critical accounting policies and practices listed below, are more fully described and discussed in the notes to the consolidated financial statements for the fiscal year 2013 included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013, filed with the SEC on February 21, 2014.

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
We derive the majority of our revenues from cost-plus-fixed-fee, cost-plus-award-fee, firm-fixed-price or time-and-materials contracts. Revenues for cost reimbursement contracts are recorded as reimbursable costs are incurred, including an estimated share of the applicable contractual fees earned. For performance-based fees under cost reimbursable contracts, we recognize the relevant portion of the expected fee to be awarded by the customer at the time such fee can be reasonably estimated, based on factors such as our prior award experience and communications with the customer regarding performance, or upon approval by the customer. For time-and-material contracts, revenues are recognized to the extent of billable rates times hours delivered plus material and other reimbursable costs incurred. For long-term fixed-price production contracts, revenues are recognized at a rate per unit as the units are delivered or by other methods to measure services provided. Revenues from other long-term fixed-price contracts is recognized ratably over the contract period or by other appropriate methods to measure services provided. Contract costs are expensed as incurred except for certain limited long-term contracts noted below. For long-term contracts specifically described in the ASC 605-35, we apply the percentage of completion method. Under the percentage of completion method, income is recognized at a consistent profit margin over the period of performance based on estimated profit margins at completion of the contract. This method of accounting requires estimating the total revenues and total contract cost at completion of the contract. During the performance of long-term contracts, these estimates are periodically reviewed and revisions are made as required using the cumulative catch-up method of accounting. The impact on revenue and contract profit as a result of these revisions is included in the periods in which the revisions are made. This method can result in the deferral of costs or the deferral of profit on these contracts. Because we assume the risk of performing a fixed-price contract at a set price, the failure to accurately estimate ultimate costs or to control costs during performance of the work could result, and in some instances has resulted, in reduced profits or losses for such contracts. Both the individual changes in contract estimates and aggregate net changes in the contract estimates recognized using the cumulative catch-up method of accounting were not material to the consolidated statement of operations for all periods presented. Estimated losses on contracts at completion are recognized when identified. In certain circumstances, revenues are recognized when contract amendments have not been finalized.

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
We have elected to perform our annual review during the second quarter of each calendar year. In addition, management monitors events and circumstances that could result in an impairment. A significant amount of judgment is involved in determining if an indicator of impairment has occurred between annual testing dates. Events that could cause the fair value of our long-lived assets to decrease include; changes in our business environment or market conditions, a material change in our financial outlook, including declines in expected revenue growth rates and operating margins, or a material decline in the market price of our stock. If any impairment were indicated as a result of a review, we would recognize a loss based on the amount by which the carrying amount exceeds the estimated fair value.
Due to the many variables inherent in the estimation of a reporting unit's fair value and the relative size of our goodwill, differences in assumptions may have a material effect on the results of our goodwill impairment analysis.
Accounting Standards Updates
Accounting Standards Updates issued but not yet effective are not expected to have a material effect on our financial statements.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk
Our exposure to market risks relates to changes in interest rates for borrowing under our revolving credit facility. At March 31, 2014, we had no outstanding balance on our revolving credit facility. Borrowings under our revolving credit facility bear interest at variable rates. A hypothetical 10% increase in interest rates would have no effect on our interest expense for the three months ended March 31, 2014.
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
As of March 31, 2014, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), management evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 of the Exchange Act. Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level described above.
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

There have been no material changes from the risk factors described in the "Risk Factors" section of our Annual Report on the Form 10-K for the year ended December 31, 2013.

Item 6.	Exhibits
Exhibits required by Item 601 of Regulation S-K:

Exhibit	Description of Exhibit

10.1*
ManTech International Corporation 2014 Executive Incentive Compensation Plan, adopted on March 6, 2014, in which our executive officers participate (incorporated herein by reference from Registrant's Current Report on Form 8-K filed with the SEC on March 10, 2014).

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

101
The following materials from the ManTech International Corporation Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at March 31, 2014 and December 31, 2013; (ii) Consolidated Statements of Income for the Three Months Ended March 31, 2014 and 2013; (iii) Consolidated Statements of Comprehensive Income for the Three Months Ended March 31, 2014 and 2013; (iv) Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2014 and 2013; and (v) Notes to Consolidated Financial Statements.

*	Management contract or compensatory plan or arrangement.

‡	Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MANTECH INTERNATIONAL CORPORATION

		By:	/s/ GEORGE J. PEDERSEN
Date:	May 2, 2014	Name:	George J. Pedersen
		Title:	Chairman of the Board of Directors and Chief Executive Officer

		By:	/s/ KEVIN M. PHILLIPS
Date:	May 2, 2014	Name:	Kevin M. Phillips
		Title:	Chief Financial Officer