Form 10-Q
period 2014-06-30
MANTECH INTERNATIONAL CORP
filed 2014-08-01
CIK 892537

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
__________________________________________
FORM 10-Q
__________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2014
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No
As of July 30, 2014 there were outstanding 24,076,255 shares of our Class A common stock and 13,192,845 shares of our Class B common stock.

MANTECH INTERNATIONAL CORPORATION
FORM 10-Q
FOR THE QUARTER ENDED June 30, 2014

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

MANTECH INTERNATIONAL CORPORATION
CONSOLIDATED BALANCE SHEETS
(In Thousands Except Share Amounts)

	(unaudited)
	June 30, 2014	December 31, 2013
ASSETS
Cash and cash equivalents	$30,675	$269,001
Receivables-net	408,063	457,898
Prepaid expenses and other	19,486	19,384
Contractual inventory	295	3,962
Total Current Assets	458,519	750,245
Goodwill	850,915	752,867
Other intangible assets-net	162,844	152,523
Employee supplemental savings plan assets	31,540	31,765
Property and equipment-net	28,372	30,156
Other assets	4,837	5,846
TOTAL ASSETS	$1,537,027	$1,723,402
LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Accounts payable and accrued expenses	$180,413	$226,287
Current portion of debt	55,000	—
Accrued salaries and related expenses	54,585	56,617
Billings in excess of revenue earned	13,050	13,781
Total Current Liabilities	303,048	296,685
Long-term debt	—	200,000
Deferred income taxes-non-current	53,789	48,093
Accrued retirement	31,822	33,565
Other long-term liabilities	11,312	11,288
TOTAL LIABILITIES	399,971	589,631
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY
Common stock, Class A—$0.01 par value; 150,000,000 shares authorized; 24,315,752 and 24,245,893 shares issued at June 30, 2014 and December 31, 2013; 24,071,639 and 24,001,780 shares outstanding at June 30, 2014 and December 31, 2013	243	242
Common stock, Class B—$0.01 par value; 50,000,000 shares authorized; 13,192,845 and 13,192,845 shares issued and outstanding at June 30, 2014 and December 31, 2013	132	132
Additional paid-in capital	425,378	423,787
Treasury stock, 244,113 and 244,113 shares at cost at June 30, 2014 and December 31, 2013	(9,158)	(9,158)
Retained earnings	720,597	718,892
Accumulated other comprehensive loss	(136)	(124)
TOTAL STOCKHOLDERS’ EQUITY	1,137,056	1,133,771
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,537,027	$1,723,402

See notes to consolidated financial statements.

MANTECH INTERNATIONAL CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(In Thousands Except Per Share Amounts)

	(unaudited) Three months ended June 30,		(unaudited) Six months ended June 30,
	2014	2013	2014	2013
REVENUES	$463,381	$605,129	$915,414	$1,251,137
Cost of services	399,789	523,039	792,798	1,085,336
General and administrative expenses	39,522	43,419	78,504	90,759
OPERATING INCOME	24,070	38,671	44,112	75,042
Loss on extinguishment of debt	(10,074)	—	(10,074)	—
Interest expense	(1,106)	(4,062)	(5,225)	(8,113)
Interest income	31	113	208	226
Other income (expense), net	8	(90)	(33)	(44)
INCOME FROM OPERATIONS BEFORE INCOME TAXES AND EQUITY METHOD INVESTMENTS	12,929	34,632	28,988	67,111
Provision for income taxes	(5,156)	(13,081)	(11,524)	(25,380)
Equity in losses of unconsolidated subsidiaries	(65)	—	(122)	—
NET INCOME	$7,708	$21,551	$17,342	$41,731
BASIC EARNINGS PER SHARE:
Class A common stock	$0.21	$0.58	$0.47	$1.13
Class B common stock	$0.21	$0.58	$0.47	$1.13
DILUTED EARNINGS PER SHARE:
Class A common stock	$0.21	$0.58	$0.47	$1.12
Class B common stock	$0.21	$0.58	$0.47	$1.12

See notes to consolidated financial statements.

MANTECH INTERNATIONAL CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In Thousands)

	(unaudited) Three months ended June 30,		(unaudited) Six months ended June 30,
	2014	2013	2014	2013
NET INCOME	$7,708	$21,551	$17,342	$41,731
OTHER COMPREHENSIVE INCOME (LOSS):
Translation adjustments, net of tax	1	(3)	(12)	(4)
Total other comprehensive income (loss)	1	(3)	(12)	(4)
COMPREHENSIVE INCOME	$7,709	$21,548	$17,330	$41,727

See notes to consolidated financial statements.

MANTECH INTERNATIONAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)

	(unaudited) Six months ended June 30,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$17,342	$41,731
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	15,251	15,332
Loss on extinguishment of debt	10,074	—
Deferred income taxes	5,288	11,647
Stock-based compensation	2,249	2,778
Loss on retirement of property and equipment	221	—
Equity in losses of unconsolidated subsidiaries	122	—
Excess tax benefits from the exercise of stock options	(41)	(46)
Gain on sale of property and equipment	—	(400)
Change in assets and liabilities—net of effects from acquired businesses:
Receivables-net	70,579	37,705
Contractual inventory	3,668	34,762
Prepaid expenses and other	223	11,625
Accounts payable and accrued expenses	(56,588)	(77,730)
Accrued salaries and related expenses	(6,024)	12,493
Billings in excess of revenue earned	(879)	(2,007)
Accrued retirement	(1,743)	94
Other	252	1,154
Net cash flow from operating activities	59,994	89,138
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of businesses-net of cash acquired	(123,079)	(11,382)
Investment in capitalized software for internal use	(5,134)	(1,249)
Purchases of property and equipment	(1,749)	(3,762)
Investment in unconsolidated subsidiaries	(54)	—
Proceeds from sale of property and equipment	—	400
Proceeds from sale of investment	—	239
Net cash flow from investing activities	(130,016)	(15,754)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of senior unsecured notes	(207,250)	—
Borrowings under revolving credit facility	80,000	—
Repayments under revolving credit facility	(25,000)	—
Dividends paid	(15,646)	(15,577)
Debt issuance costs	(1,687)	—
Proceeds from exercise of stock options	1,238	829
Excess tax benefits from the exercise of stock options	41	46
Net cash flow from financing activities	(168,304)	(14,702)
NET CHANGE IN CASH AND CASH EQUIVALENTS	(238,326)	58,682
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	269,001	134,896
CASH AND CASH EQUIVALENTS, END OF PERIOD	$30,675	$193,578
SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for income taxes	$7,452	$3,322
Cash paid for interest	$7,990	$8,012
Noncash investing and financing activities:
Employee stock ownership plan contributions	$—	$1,287
See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2014
UNAUDITED

1.	Description of the Business
ManTech International Corporation (depending on the circumstances, “ManTech,” “Company,” “we,” “our,” “ours” or “us”) is a leading provider of innovative technologies and solutions for mission-critical national security programs for the intelligence community; the departments of Defense, State, Homeland Security, Energy and Justice, including the Federal Bureau of Investigation (FBI); the healthcare and space communities; and other U.S. federal government customers. We provide support to critical national security programs for approximately 50 federal agencies through approximately 1,000 current contracts. Our expertise includes: cyber security; command, control, communications, computers, intelligence, surveillance and reconnaissance (C4ISR) solutions and services; information technology (IT) modernization and sustainment; intelligence/counterintelligence solutions and support; systems engineering; healthcare analytics and IT; global logistics support; test and evaluation; and environmental, range and sustainability services. We support major national missions, such as military readiness and wellness, terrorist threat detection, information security and border protection. Our employees operate primarily in the United States, as well as in numerous locations internationally.

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
7Delta Inc.—On May 23, 2014, we completed the acquisition of all equity interests in 7Delta Inc. (7Delta). The results of 7Delta's operations have been included in our consolidated financial statements since that date. The acquisition was completed through an amended and restated stock purchase agreement dated May 23, 2014, by and among ManTech International Corporation, 7Delta, SLS Holdings, Inc. and the stockholders of SLS Holdings, Inc. 7Delta performs critical services such as applications and software development, program management, systems integration, information assurance and security architecture primarily within the healthcare community at the Department of Veteran Affairs (VA). We funded the acquisition through a combination of cash on hand and borrowings under our revolving credit facility. The stock purchase agreement did not contain provisions for contingent consideration.
During the six months ended June 30, 2014, ManTech incurred approximately $0.6 million of acquisition costs related to the 7Delta transaction, which are included in the general and administrative expenses in our consolidated statement of income.
The preliminary purchase price of $80.0 million was allocated to the underlying assets and liabilities based on their estimated fair value at the date of acquisition. The preliminary purchase price may increase or decrease depending on the completion of the working capital adjustment. We are still in the process of reviewing the working capital accounts at the date of acquisition for potential adjustments to the purchase price and the determination of the fair value of the assets acquired and liabilities assumed. We preliminarily recorded goodwill of $69.6 million, which will be deductible for tax purposes over 15 years, assuming adequate levels of taxable income. Recognition of goodwill is largely attributed to the value paid for 7Delta's capabilities in providing software development, program management, system integration, information assurance and security architecture to the VA.
In preliminarily allocating the purchase price, we considered among other factors, analysis of historical financial performance and estimates of future performance of 7Delta's contracts. The components of other intangible assets associated with the acquisition were customer relationships and backlog valued at $4.8 million and $2.9 million, respectively. Customer contracts and related relationships represent the underlying relationships and agreements with 7Delta's existing customers. Customer relationships are amortized using the pattern of benefits method over their estimated useful life of approximately 10 years. Backlog is amortized straight-line over its estimated useful life of 2 years. The weighted-average amortization period for the intangible assets is 7.0 years.
We have not disclosed current period, nor pro forma, revenues and earnings attributable to 7Delta as our integration of these operations post acquisition and the entity's accounting methods preacquisition make it impracticable.
Allied Technology Group, Inc.—On February 18, 2014, we completed the acquisition of all equity interests in Allied Technology Group, Inc. (ATG). The results of ATG's operations have been included in our consolidated financial statements since that date. The acquisition was completed through a stock purchase agreement dated February 18, 2014, by and among ManTech Advanced Systems International, Inc., Allied Technology Group, Inc. and the stockholders of ATG. ATG is an innovative engineering and information management solution company with strong customer relationships and strategic contracts with the Department of Homeland Security (DHS). ATG provides IT, engineering services, program management and training solutions to a variety of federal customers. The acquisition will enable us to deliver services through their unrestricted prime position on DHS's primary acquisition vehicles: Technical, Acquisition and Business Support Services and Enterprise Acquisition Gateway for Leading Edge Solutions II. We funded the acquisition with cash on hand. The stock purchase agreement did not contain provisions for contingent consideration.
During the six months ended June 30, 2014, ManTech incurred approximately $0.4 million of acquisition costs related to the ATG transaction, which are included in the general and administrative expenses in our consolidated statement of income.
The purchase price of $45.0 million was preliminarily allocated to the underlying assets and liabilities based on their estimated fair value at the date of acquisition. We are still evaluating the fair value of assets acquired and liabilities assumed. We preliminarily recorded goodwill of $28.4 million, which will be deductible for tax purposes over 15 years, assuming adequate levels of taxable income. Recognition of goodwill is largely attributed to the value paid for ATG's capabilities in providing technology service program management, systems engineering and information technology services to DHS.
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
We have not disclosed current period, nor pro forma, revenues and earnings attributable to ATG as our integration of these operations post acquisition and the entity's accounting methods preacquisition make it impracticable.
The following table represents the preliminary purchase price allocation for 7Delta and ATG (in thousands):

	7Delta Inc.	Allied Technology Group, Inc.
Cash and cash equivalents	$1,209	$712
Receivables	9,100	11,644
Prepaid expenses and other	1,442	1,178
Contractual inventory	—	1
Goodwill	69,605	28,443
Other intangible assets	7,761	7,071
Property and equipment	594	899
Other assets	39	146
Accounts payable and accrued expenses	(7,913)	(2,791)
Accrued salaries and related expenses	(1,837)	(2,155)
Billings in excess of revenue earned	—	(148)
Preliminary purchase price	$80,000	$45,000
ALTA Systems, Inc.—On January 8, 2013, we completed the acquisition of all equity interests in ALTA Systems, Inc. (ALTA). The results of ALTA's operations have been included in our consolidated financial statements since that date. The acquisition was completed through a stock purchase agreement dated January 8, 2013, by and among ManTech International Corporation, ALTA Holdings LLC and the sole member of ALTA Holdings LLC. ALTA is an information technology (IT) and professional services company with valuable applications in healthcare systems and capital planning. ALTA provides a broad range of IT and professional services to government and private industry in three major areas: capital planning and investment control; system design, development and operations; and fraud detection and statistical analysis. The acquisition allows ManTech to deliver technology services through ALTA's prime position on the Centers for Medicare and Medicaid Services (CMS) Enterprise Systems Development (ESD) contract. ManTech funded the acquisition with cash on hand. The stock purchase agreement did not contain provisions for contingent consideration.
During the six months ended June 30, 2013, ManTech incurred approximately $0.1 million of acquisition costs related to the ALTA transaction, which are included in the general and administrative expenses in our consolidated statement of income.
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
In applying the two-class method, we determined that undistributed earnings should be allocated equally on a per share basis between Class A and Class B common stock. Under the Company’s Certificate of Incorporation, the holders of the common stock are entitled to participate ratably, on a share-for-share basis as if all shares of common stock were of a single class, in such dividends, as may be declared by the Board of Directors. During each of the six months ended June 30, 2014 and 2013, we declared and paid two quarterly dividends in the amount of $0.21 per share on both classes of common stock.
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

The net income available to common stockholders and weighted average number of common shares outstanding used to compute basic and diluted earnings per share for each class of common stock are as follows (in thousands, except per share amounts):

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Distributed earnings	$7,824	$7,802	$15,638	$15,585
Undistributed earnings (loss)	(116)	13,749	1,704	26,146
Net income	$7,708	$21,551	$17,342	$41,731

Class A common stock:
Basic net income available to common stockholders	$4,976	$13,888	$11,192	$26,877
Basic weighted average common shares outstanding	24,023	23,910	24,005	23,871
Basic earnings per share	$0.21	$0.58	$0.47	$1.13

Diluted net income available to common stockholders	$4,981	$13,894	$11,203	$26,892
Effect of potential exercise of stock options	69	30	69	37
Diluted weighted average common shares outstanding	24,092	23,940	24,074	23,908
Diluted earnings per share	$0.21	$0.58	$0.47	$1.12

Class B common stock:
Basic net income available to common stockholders	$2,732	$7,663	$6,150	$14,854
Basic weighted average common shares outstanding	13,193	13,193	13,193	13,193
Basic earnings per share	$0.21	$0.58	$0.47	$1.13

Diluted net income available to common stockholders	$2,727	$7,657	$6,139	$14,839
Effect of potential exercise of stock options	—	—	—	—
Diluted weighted average common shares outstanding	13,193	13,193	13,193	13,193
Diluted earnings per share	$0.21	$0.58	$0.47	$1.12

For the three months ended June 30, 2014 and 2013, options to purchase 2.8 million and 3.3 million shares, respectively, were outstanding but not included in the computation of diluted earnings per share because the options’ effect would have been anti-dilutive. For the six months ended June 30, 2014 and 2013, options to purchase 2.8 million and 3.5 million shares, respectively, were outstanding but not included in the computation of diluted earnings per share because the options’ effect would have been anti-dilutive. For the six months ended June 30, 2014 and 2013, shares issued from the exercise of stock options were 53 thousand and 39 thousand, respectively.

5.	Receivables
We deliver a broad array of information technology and technical services solutions under contracts with the U.S. government, state and local governments and commercial customers. The components of contract receivables are as follows (in thousands):

	June 30, 2014	December 31, 2013
Billed receivables	$309,746	$370,975
Unbilled receivables:
Amounts billable	90,837	84,582
Revenues recorded in excess of funding	14,086	9,743
Retainage	3,891	2,634
Allowance for doubtful accounts	(10,497)	(10,036)
Receivables-net	$408,063	$457,898

Amounts billable consist principally of amounts to be billed within the next month. Revenues recorded in excess of funding are billable upon receipt of contractual amendments or other modifications. The retainage is billable upon completion of contract performance and approval of final indirect expense rates by the government. There is a contract with the U.S. Army that represents 10.9% and 15.3% of receivables-net at June 30, 2014 and December 31, 2013, respectively. Accounts receivable at June 30, 2014, are expected to be substantially collected within one year except for approximately $1.4 million, of which amount 91.1% is related to receivables from direct sales to the U.S. government. The remainder is related to receivables from contracts in which we acted as a subcontractor to other contractors.
The Company does not believe it has significant exposure to credit risk as accounts receivable and the related unbilled amounts are primarily due from the U.S. government. The allowance for doubtful accounts represents the Company’s exposure to compliance issues, contractual issues and bad debt related to prime contractors.

6.	Property and Equipment
Major classes of property and equipment are summarized as follows (in thousands):

	June 30, 2014	December 31, 2013
Furniture and equipment	$43,117	$50,989
Leasehold improvements	34,966	33,535
Property and equipment-gross	78,083	84,524
Accumulated depreciation and amortization	(49,711)	(54,368)
Property and equipment-net	$28,372	$30,156

7.	Goodwill and Other Intangible Assets
Under ASC 350, Intangibles—Goodwill and Other, goodwill is to be reviewed at least annually for impairment and whenever events or circumstances indicate that the carrying value of goodwill may not be fully recoverable. We have elected to perform this review during the second quarter of each calendar year. An entity may assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. An entity has an unconditional option to bypass the qualitative assessment for any reporting unit in any period and proceed directly to performing the first step of the goodwill impairment test. An entity may resume performing the qualitative assessment in any subsequent period. The first step of the goodwill impairment test compares the fair value of a reporting unit with its carrying amount (including goodwill). If the reporting unit's fair value exceeds its carrying value, no further procedures are required. However, if the reporting unit's fair value is less than its carrying value, an impairment of goodwill may exist, requiring a second step to be performed. Step two of this test measures the amount of the impairment loss, if any. Step two of this test requires the allocation of the reporting unit's value to its assets and liabilities, including any unrecognized intangible assets, in a hypothetical analysis that calculates the implied fair value of the goodwill as if the reporting unit were being acquired in a business combination. If the implied fair value of goodwill is less than the carrying value, the difference is recorded as a goodwill impairment charge in operations.
The fair values of the reporting units are determined based on a weighting of the income approach, market approach and market transaction approach. The income approach is a valuation technique in which fair value is calculated based on forecasted future cash flow discounted at the appropriate rate of return commensurate with the risk as well as current rates of return for equity and debt capital as of the valuation date. The forecast used in our estimation of fair value was developed by management based on a contract basis, incorporating adjustments to reflect known contract and market considerations (such as reductions and uncertainty in government spending, pricing pressure and opportunities). The discount rate utilizes a risk adjusted weighted average cost of capital. The market approach is a valuation technique in which the fair value is calculated based on market prices realized in actual arm's length transactions. The technique consists of undertaking a detailed market analysis of publicly traded companies that provides a reasonable basis for comparison to the company. Valuation ratios, which relate market prices to selected financial statistics derived from comparable companies, are selected and applied to the company after consideration of adjustments for financial position, growth, market, profitability and other factors. The market transaction approach is a valuation technique in which the fair value is calculated based on market prices realized in actual arm's length transactions. The technique consists of undertaking a detailed market analysis of merged and acquired companies that provided a reasonable basis for comparison to the company. Valuation ratios, which relate market prices to selected financial statistics derived from comparable companies, are selected and applied to the company after consideration of adjustments for financial position, growth, market, profitability and other factors. To assess the reasonableness of the calculated reporting unit fair values, we compare the sum of the reporting units' fair values to the Company's market capitalization (per share stock price times the number of shares outstanding) and calculate an implied control premium, which we then compare to the control premiums in comparable transactions to assess the reasonableness of our calculations.
During the second quarter of 2014, we completed our annual goodwill impairment test. The results of this test indicated that the fair values of all reporting units were substantially in excess of their carrying values, therefore, no impairment losses were identified and performance of step two was not required. We continue to monitor events that could impact our financial outlook and our assets including potential significant reductions in government spending that could adversely impact our financial results and changes in market conditions that could result in a reduction in the fair value of our assets.
The changes in the carrying amounts of goodwill during the year ended December 31, 2013 and the period ended June 30, 2014 are as follows (in thousands):

Goodwill at December 31, 2012	$861,912
Impairment	(118,427)
Acquisitions	9,382
Goodwill at December 31, 2013	752,867
Acquisitions	98,048
Goodwill at June 30, 2014	$850,915

Other intangible assets consisted of the following (in thousands):

	June 30, 2014			December 31, 2013
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Other intangible assets:
Contract and program intangible assets	$266,272	$117,833	$148,439	$251,572	$109,586	$141,986
Capitalized software cost for internal use	32,229	17,890	14,339	34,083	23,617	10,466
Other	115	49	66	115	44	71
Total other intangible assets, net	$298,616	$135,772	$162,844	$285,770	$133,247	$152,523

Amortization expense relating to intangible assets for the three months ended June 30, 2014 and 2013 was $5.1 million and $5.1 million, respectively. Amortization expense relating to intangible assets for the six months ended June 30, 2014 and 2013 was $10.0 million and $10.2 million, respectively. We estimate that we will have the following amortization expense for the future periods indicated below (in thousands):

For the remaining six months ending December 31, 2014	$10,362
For the year ending:
December 31, 2015	$18,728
December 31, 2016	$16,585
December 31, 2017	$14,583
December 31, 2018	$13,095
December 31, 2019	$11,275

8.	Debt

Revolving Credit Facility—We maintain a credit facility with a syndicate of lenders led by Bank of America, N.A, as sole administrative agent. The credit agreement provides for a $500 million revolving credit facility, with a $25 million letter of credit sublimit and a $30 million swing line loan sublimit. The credit agreement also includes an accordion feature that permits the Company to arrange with the lenders for the provision of additional commitments. On June 13, 2014, we amended and restated the credit agreement, and extended the maturity date to June 13, 2019. We deferred $3.4 million in debt issuance costs, which are amortized over the term of the amended and restated credit agreement.
Borrowings under our revolving credit facility are collateralized by substantially all the assets of ManTech and its Material Subsidiaries (as defined in the credit agreement) and bear interest at one of the following variable rates as selected by the Company at the time of borrowing: a London Interbank Offer Rate (LIBOR) base rate plus market-rate spreads (1.25% to 2.25% based on the Company's consolidated total leverage ratio) or Bank of America's base rate plus market spreads (0.25% to 1.25% based on the Company's consolidated total leverage ratio).
The terms of the credit agreement permit prepayment and termination of the loan commitments at any time, subject to certain conditions. The credit agreement requires the Company to comply with specified financial covenants, including the maintenance of certain leverage ratios and a certain consolidated coverage ratio. The credit agreement also contains various covenants, including affirmative covenants with respect to certain reporting requirements and maintenance of certain business activities, and negative covenants that, among other things, may limit or impose restrictions on our ability to incur liens, incur additional indebtedness, make investments, make acquisitions, and undertake certain other actions. As of June 30, 2014, we were in compliance with the financial covenants under the credit agreement.
The outstanding balance on our revolving credit facility at June 30, 2014 and December 31, 2013 was $55.0 million and $0, respectively. The outstanding debt balance at June 30, 2014 is estimated to be repaid by June 30, 2015. The maximum available borrowing under our revolving credit facility at June 30, 2014 was $444.2 million. As of June 30, 2014, we were contingently liable under letters of credit totaling $0.8 million, which reduced our availability to borrow under our revolving credit facility.

7.25% Senior Unsecured Notes—On April 15, 2014, we paid the redemption price plus accrued and unpaid interest on our 7.25% senior unsecured notes issued on April 13, 2010 for $200.0 million, which were registered under the Securities Act of 1933. The 7.25% senior unsecured notes were redeemed, at a redemption price of 103.625% of the principal amount of the outstanding 7.25% senior unsecured notes, or $207.3 million. As a result of the redemption of our 7.25% senior unsecured notes, we recorded a loss on the extinguishment of debt for $10.1 million as non-operating income on our consolidated statement of income.

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
Our 2011 Management Incentive Plan (the Plan) was designed to attract, retain and motivate key employees. Awards granted under the Plan are settled in shares of Class A common stock. At the beginning of each year, the Plan provides that the number of shares available for issuance automatically increases by an amount equal to 1.5% of the total number of shares of Class A and Class B common stock outstanding on December 31st of the previous year. On January 2, 2014, 557,894 additional shares were made available for issuance under the Plan. Through June 30, 2014, the remaining aggregate number of shares of our common stock authorized for issuance under the Plan was 4,068,523. Through June 30, 2014, there were 4,707,168 shares of our Class A common stock that were issued and remain outstanding as a result of equity awards granted under the Plan. The Plan expires in May 2021.
The Plan is administered by the compensation committee of our Board of Directors, along with its delegates. Subject to the express provisions of the Plan, the committee has the Board of Directors’ authority to administer and interpret the Plan, including the discretion to determine the exercise price, vesting schedule, contractual life and the number of shares to be issued.
Stock Compensation Expense—For the three months ended June 30, 2014 and 2013, we recorded $1.0 million and $1.4 million of stock-based compensation expense, respectively. For the six months ended June 30, 2014 and 2013, we recorded $2.2 million and $2.8 million of stock-based compensation expense, respectively. No compensation expense of employees with stock awards, including stock-based compensation expense, was capitalized during the periods. For the six months ended June 30, 2014 and 2013, the total recognized tax deficiency from the exercise of stock options, vested cancellations and the vesting of restricted stock was $1.9 million and $1.3 million, respectively.
Stock Options—We typically issue options that vest over three years in equal annual installments beginning on the first anniversary of the date of grant. Under the terms of the Plan, the contractual life of the option grants may not exceed eight years. During the six months ended June 30, 2014 and 2013, we issued options that expire five years from the date of grant.
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
The following weighted-average assumptions were used for option grants during the six months ended June 30, 2014 and 2013:
Volatility—The expected volatility of the options granted was estimated based upon historical volatility of the Company’s share price through weekly observations of the Company’s trading history.
Expected Term—The expected term of options granted to employees during the six months ended June 30, 2014 and 2013 was determined from historical exercises of the grantee population. For all grants valued during the six months ended June 30, 2014 and 2013, the options had graded vesting over three years in equal annual installments beginning on the first anniversary of the date of grant and a contractual term of five years.

Risk-free Interest Rate—The yield on zero-coupon U.S. Treasury strips was used to extrapolate a forward-yield curve. This “term structure” of future interest rates was then input into a numeric model to provide the equivalent risk-free rate to be used in the Black-Scholes-Merton model based on the expected term of the underlying grants.
Dividend Yield—The Black-Scholes-Merton valuation model requires an expected dividend yield as an input. We have calculated our expected dividend yield based on an expected annual cash dividend of $0.84 per share.
The following table summarizes weighted-average assumptions used in our calculations of fair value for the six months ended June 30, 2014 and 2013:

	Six months ended June 30,
	2014	2013
Volatility	29.88%	32.45%
Expected life of options	3 years	3 years
Risk-free interest rate	0.85%	0.44%
Dividend yield	3.00%	3.00%

Stock Option Activity—During the six months ended June 30, 2014, we granted stock options to purchase 492,004 shares of Class A common stock at a weighted-average exercise price of $29.17 per share, which reflects the fair market value of the shares on the date of grant. The weighted-average fair value of options granted during the six months ended June 30, 2014 and 2013, as determined under the Black-Scholes-Merton valuation model, was $4.90 and $4.81, respectively. These options vest over three years in equal annual installments beginning on the first anniversary of the date of the grant and have a contractual term of five years. Option grants that vested during the six months ended June 30, 2014 and 2013 had a combined fair value of $2.6 million and $3.9 million, respectively.
The following table summarizes stock option activity for the year ended December 31, 2013 and the six months ended June 30, 2014:

	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value (in thousands)
Stock options at December 31, 2012	3,421,196	$38.61	$626
Granted	957,525	$27.42
Exercised	(79,567)	$22.75	$400
Cancelled and expired	(899,034)	$39.84
Stock options at December 31, 2013	3,400,120	$35.51	$4,488
Granted	492,004	$29.17
Exercised	(53,025)	$24.61	$261
Cancelled and expired	(502,277)	$40.61
Stock options at June 30, 2014	3,336,822	$33.98	$3,661

The following table summarizes non-vested stock options for the six months ended June 30, 2014:

	Number of Shares	Weighted Average Fair Value
Non-vested stock options at December 31, 2013	1,567,945	$5.51
Granted	492,004	$4.90
Vested	(354,501)	$7.22
Cancelled	(82,987)	$5.16
Non-vested stock options at June 30, 2014	1,622,461	$4.97

The following table includes information concerning stock options exercisable and stock options expected to vest at June 30, 2014:

	Number of Shares	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Aggregate Intrinsic Value (in thousands)
Stock options exercisable	1,714,361	2.0	$39.26	$1,151
Stock options expected to vest	1,428,837	4.0	$28.40	$33,359
Stock options exercisable and expected to vest	3,143,198

Unrecognized compensation expense related to outstanding stock options expected to vest as of June 30, 2014 was $5.5 million, which is expected to be recognized over a weighted-average period of 1.9 years and will be adjusted for any future changes in estimated forfeitures.
Restricted Stock—Under the Plan, we have issued restricted stock. A restricted stock award is an issuance of shares that cannot be sold or transferred by the recipient until the vesting period lapses. Restricted shares issued to employees vest over three years in equal annual installments beginning on the first anniversary of the grant date, contingent upon employment with the Company on the vesting dates. Restricted shares issued to members of our Board of Directors vest in one year. The related compensation expense is recognized over the service period and is based on the grant date fair value of the stock and the number of shares expected to vest.
Restricted Stock Activity—The following table summarizes the restricted stock activity during the year ended December 31, 2013 and the six months ended June 30, 2014:

	Number of Shares	Grant Date Fair Value (in thousands)
Non-vested restricted stock at December 31, 2012	27,333
Granted	24,000	$664
Vested	(30,333)	$825
Forfeited	—
Non-vested restricted stock at December 31, 2013	21,000
Granted	21,000	$643
Vested	(21,000)	$581
Forfeited	—
Non-vested restricted stock at June 30, 2014	21,000

11.	Business Segment and Geographic Area Information
We have one reportable segment. We deliver a broad array of information technology and technical services solutions under contracts with the U.S. government. Our federal government customers typically exercise independent contracting authority, and even offices or divisions within an agency or department may directly, or through a prime contractor, use our services as a separate customer so long as that customer has independent decision-making and contracting authority within its organization. The U.S. Army Tank-Automotive Armament Command (TACOM) contract accounted for 8.5% and 22.0% of our revenues and 7.0% and 15.7% of our operating income for the six months ended June 30, 2014 and 2013, respectively. Revenues from the U.S. government under prime contracts and subcontracts were approximately 98.9% and 99.0% of our revenues for the six months ended June 30, 2014 and 2013, respectively. We treat sales to U.S. government customers as sales within the United States regardless of where the services are performed. Furthermore, substantially all of our assets from continuing operations were held in the United States for the three and six months ended June 30, 2014 and year ended December 31, 2013.

Revenues by geographic customer and the related percentages for the three and six months ended June 30, 2014 and 2013 were as follows (dollars in thousands):

	Three months ended June 30,				Six months ended June 30,
	2014		2013		2014		2013
United States	$462,088	99.7%	$603,997	99.8%	$912,784	99.7%	$1,248,817	99.8%
International	1,293	0.3%	1,132	0.2%	2,630	0.3%	2,320	0.2%
	$463,381		$605,129		$915,414		$1,251,137

12.	Equity Method Investments

On May 24, 2012, Fluor-ManTech Logistics Solutions, LLC (FMLS), a limited liability company, was created with Fluor International, Inc. and ManTech as the investees. Each investee has a 50% ownership interest in FMLS. Because we have the ability to exercise significant influence over, but do not control, FMLS we determined that the equity method of accounting will be used for our investment. Under the operating agreement, we are required to provide additional financial support for losses incurred by FMLS. We recorded $65 thousand and $0 in equity method losses for the three months ended June 30, 2014 and 2013, respectively. We recorded $122 thousand and $0 in equity method losses for the six months ended June 30, 2014 and 2013, respectively.

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
Although forward-looking statements in this Quarterly Report reflect our good faith judgment, such statements can only be based on facts and factors currently known by us. Consequently, forward-looking statements are inherently subject to risks and uncertainties, and actual results and outcomes may differ materially from the results and outcomes discussed in or anticipated by the forward-looking statements. We believe that it is important to communicate our future expectations to our investors. However, there may be events in the future that we are not able to predict accurately or control. Factors that could cause actual results to differ materially from the results we anticipate include, but are not limited to, the following:

•	adverse changes or delays in U.S. government spending for programs we support due to cost cutting and efficiency initiatives, changing mission priorities or other federal budget constraints generally;

•
uncertainty regarding the timing and nature of government action to complete the budget and appropriations process, continue federal government operations or address other budgetary constraints or other factors;

•	failure to compete effectively for new contract awards or to retain existing U.S. government contracts;

•	failure to obtain option awards, task orders or funding under contracts;

•	delays in the competitive bidding process caused by competitors' protests of contract awards received by us or other factors;

•	renegotiation, modification or termination of our contracts, or failure to perform in conformity with contract terms or our expectations;

•	failure to realize the full amount of our backlog or adverse changes in the timing of receipt of revenues under contracts included in backlog;

•	failure to successfully integrate acquired companies or businesses into our operations or to realize any accretive or synergistic effects from such acquisitions;

•	failure to successfully identify and execute future acquisitions;

•	adverse changes in business conditions that may cause our investments in recorded goodwill to become impaired;

•	non-compliance with, or adverse changes in, complex U.S. government procurement laws, regulations or processes;

•	failure to maintain strong relationships with other contractors;

•	adverse results of U.S. government audits or other investigations of our government contracts; and

•
disruption of our business or damage to our reputation resulting from security breaches in customer systems, internal systems or service failures (including as a result of cyber or other security threats), or employee or subcontractor misconduct.

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

We derive revenues primarily from contracts with U.S. government agencies that are focused on national security and consequently our operational results are affected by U.S. government spending levels in the areas of defense, intelligence and homeland security. Over the past two years, financial performance in our industry has been adversely impacted by public and political pressure regarding government funding levels, uncertainty about the appropriations process, and delays in awards and spending. In addition, as U.S. forces have withdrawn from Afghanistan, revenues from our contracts in support of Overseas Contingency Operations (OCO) have substantially declined. The delays in awards from 2013 and the first half of 2014 have had continued impacts in 2014. Despite uncertainties over the past two years, we believe we are well positioned to meet our customers' needs and grow our business as we move through 2014 and beyond.

We recommend that you read this discussion and analysis in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013, previously filed with the SEC.

Three Months Ended June 30, 2014 Compared to the Three Months Ended June 30, 2013

The following table sets forth certain items from our consolidated statement of income and the relative percentage that certain items of expenses and earnings bear to revenues, as well as the period-to-period change from June 30, 2013 to June 30, 2014.

	Three months ended June 30,				Period-to-Period Change
	2014	2013	2014	2013	2013 to 2014
	Dollars		Percentage		Dollars	Percentage
	(dollars in thousands)
REVENUES	$463,381	$605,129	100.0%	100.0%	$(141,748)	(23.4)%
Cost of services	399,789	523,039	86.3%	86.4%	(123,250)	(23.6)%
General and administrative expenses	39,522	43,419	8.5%	7.2%	(3,897)	(9.0)%
OPERATING INCOME	24,070	38,671	5.2%	6.4%	(14,601)	(37.8)%
Loss on extinguishment of debt	(10,074)	—	2.2%	—%	(10,074)	(100.0)%
Interest expense	(1,106)	(4,062)	0.2%	0.7%	2,956	(72.8)%
Interest income	31	113	—%	—%	(82)	(72.6)%
Other income (expense), net	8	(90)	—%	—%	98	(108.9)%
INCOME FROM OPERATIONS BEFORE INCOME TAXES AND EQUITY METHOD INVESTMENTS	12,929	34,632	2.8%	5.7%	(21,703)	(62.7)%
Provision for income taxes	(5,156)	(13,081)	1.1%	2.1%	7,925	(60.6)%
Equity in losses of unconsolidated subsidiaries	(65)	—	—%	—%	(65)	(100.0)%
NET INCOME	$7,708	$21,551	1.7%	3.6%	$(13,843)	(64.2)%

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

Cost of services

The decrease in cost of services was primarily due to reductions in revenues. As a percentage of revenues, direct labor costs were 42.8% for the three months ended June 30, 2014, compared to 38.2% for the same period in 2013. As a percentage of revenues, other direct costs, which include subcontractors and third party equipment and materials used in the performance of our contracts, were 43.5% for the three months ended June 30, 2014, compared to 48.2% for the same period in 2013.

General and administrative expenses

The decrease in general and administrative expenses was due to cost reduction measures as well as certain cost being classified as cost of services instead of general and administrative expenses in 2014. We classify indirect costs in a manner consistent with disclosure statements filed with and approved by the Defense Contract Management Agency. Effective January 1, 2014, updates to our disclosure statements resulted in changes to the presentation of certain costs. Changes such as these do not impact the overall expense incurred or operating income and are presented prospectively. While overall general and administrative expenses decreased, general and administrative expenses as a percentage of revenues increased for the three months ended June 30, 2014 when compared to the same period in 2013, largely due to the decline in revenues relative to levels of indirect spending.

Loss on extinguishment of debt

On April 15, 2014, we paid the redemption price plus accrued and unpaid interest on our 7.25% senior unsecured notes. The 7.25% senior unsecured notes were redeemed, at a redemption price of 103.625% of the principal amount of the outstanding 7.25% senior unsecured notes, or $207.3 million. As a result of the redemption of our 7.25% senior unsecured notes, we recorded a loss on the extinguishment of debt for $10.1 million for the three months ended June 30, 2014.

Interest expense

The decrease in interest expense was primarily due to the redemption of the 7.25% senior unsecured notes on April 15, 2014, which resulted in 15 days of interest expense during the three months ended June 30, 2014, compared to 90 days during the three months ended June 30, 2013.

Provision for income taxes

Our effective tax rate is affected by recurring items, such as tax rates and the relative amount of income we earn in various taxing jurisdictions. It is also affected by discrete items that may occur in any given year, but are not consistent from year to year. Our effective income tax rates were 40.1% and 37.8% for the three months ended June 30, 2014 and 2013, respectively. The increase in the effective tax rate is attributable to 2013 tax credits that are no longer available in 2014 and a tax basis deduction on an investment taken in 2013.

Equity in losses of unconsolidated subsidiaries

We account for our investment in the Fluor-ManTech Logistics Solutions, LLC under the equity method of accounting. We recorded $0.1 million and $0 in equity method losses for the three months ended June 30, 2014 and 2013, respectively.

Net income

The decrease in net income was due to the reduction in revenues and margin pressure due to the competitive marketplace, loss on the extinguishment of debt, and investments the company is making in strategic initiatives.

Six Months Ended June 30, 2014 Compared to the Six Months Ended June 30, 2013

The following table sets forth certain items from our consolidated statement of income and the relative percentage that certain items of expenses and earnings bear to revenues, as well as the period-to-period change from June 30, 2013 to June 30, 2014.

	Six months ended June 30,				Period-to-Period Change
	2014	2013	2014	2013	2013 to 2014
	Dollars		Percentage		Dollars	Percentage
	(dollars in thousands)
REVENUES	$915,414	$1,251,137	100.0%	100.0%	$(335,723)	(26.8)%
Cost of services	792,798	1,085,336	86.6%	86.7%	(292,538)	(27.0)%
General and administrative expenses	78,504	90,759	8.6%	7.3%	(12,255)	(13.5)%
OPERATING INCOME	44,112	75,042	4.8%	6.0%	(30,930)	(41.2)%
Loss on extinguishment of debt	(10,074)	—	1.1%	—%	(10,074)	(100.0)%
Interest expense	(5,225)	(8,113)	0.5%	0.6%	2,888	(35.6)%
Interest income	208	226	—%	—%	(18)	(8.0)%
Other income (expense), net	(33)	(44)	—%	—%	11	(25.0)%
INCOME FROM OPERATIONS BEFORE INCOME TAXES AND EQUITY METHOD INVESTMENTS	28,988	67,111	3.2%	5.4%	(38,123)	(56.8)%
Provision for income taxes	(11,524)	(25,380)	1.3%	2.1%	13,856	(54.6)%
Equity in losses of unconsolidated subsidiaries	(122)	—	—%	—%	(122)	(100.0)%
NET INCOME	$17,342	$41,731	1.9%	3.3%	$(24,389)	(58.4)%

Revenues
The primary driver of our decrease in revenues relates to reduced demand for services supporting Overseas Contingency Operations (OCO) as a result of the withdrawal of U.S. forces and reduction in military operations in Afghanistan. The reduction in our OCO related work in 2014 as compared to the same period in 2013 was primarily due to reduced demand on a sustainment contract for Mine-Resistance Ambush-Protected (MRAP) vehicles and reduced demand for field service support on C4ISR systems. In addition, we had a surge in equipment deliveries in the first quarter of 2013 on a contract for IT infrastructure modernization in the intelligence area. We expect the withdrawal from Afghanistan to continue to negatively impact revenues related to our contracts that support OCO during the remainder of 2014.

Cost of services

The decrease in cost of services was primarily due to lower revenues. As a percentage of revenues, direct labor costs were 43.3% for the six months ended June 30, 2014, compared to 36.9% for the same period in 2013, which was primarily due to the decrease in other direct costs on OCO related contracts and fewer deliveries of equipment on an intelligence contract. As a percentage of revenues, other direct costs, which include subcontractors and third party equipment and materials used in the performance of our contracts, was 43.3% for the six months ended June 30, 2014, compared to 49.8% for the same period in 2013 due to a reduction in other direct costs on our OCO related contracts. We expect cost of services as a percentage of revenues to remain relatively stable for the remainder of the year.

General and administrative expenses

The decrease in general and administrative expenses was due to cost reduction measures as well as certain cost being classified as cost of services instead of general and administrative expenses in 2014. We classify indirect costs in a manner consistent with disclosure statements filed with and approved by the Defense Contract Management Agency. Effective January 1, 2014, updates to our disclosure statements resulted in changes to the presentation of certain costs. Changes such as these do not impact the overall expense incurred or operating income and are presented prospectively. While overall general and administrative expenses decreased, general and administrative expenses as a percentage of revenues, increased for the six months ended June 30, 2014 when compared to the same period in 2013, largely due to the decline in revenues relative to levels of indirect spending. We expect general and administrative expenses as a percentage of revenues to remain relatively stable for the remainder of the year.

Loss on extinguishment of debt

On April 15, 2014, we paid the redemption price plus accrued and unpaid interest on our 7.25% senior unsecured notes. The 7.25% senior unsecured notes were redeemed, at a redemption price of 103.625% of the principal amount of the outstanding 7.25% senior unsecured notes, or $207.3 million. As a result of the redemption of our 7.25% senior unsecured notes, we recorded a loss on the extinguishment of debt for $10.1 million for the six months ended June 30, 2014.

Interest expense

The decrease in interest expense was primarily due to the redemption of the 7.25% senior unsecured notes on April 15, 2014. We expect interest expense to decrease for the remainder of the year.

Provision for income taxes

Our effective tax rate is affected by recurring items, such as tax rates and the relative amount of income we earn in various taxing jurisdictions. It is also affected by discrete items that may occur in any given year, but are not consistent from year to year. Our effective income tax rates were 39.9% and 37.8% for the six months ended June 30, 2014 and 2013, respectively. The increase in the effective tax rate is attributable to 2013 tax credits that are no longer available in 2014 and a tax basis deduction on investment taken in 2013. We expect the effective tax rate to decrease for the remainder of the year.

Equity in losses of unconsolidated subsidiaries

We account for our investment in the Fluor-ManTech Logistics Solutions, LLC under the equity method of accounting. We recorded $0.1 million and $0 in equity method losses for the six months ended June 30, 2014 and 2013, respectively. We expect the equity in losses of unconsolidated subsidiaries to remain stable for the remainder of the year.

Net income
The decrease in net income was due to the reduction in revenues and margin pressure due to the competitive market place, loss on extinguishment of debt, and investments the company is making in strategic initiatives. While the loss on extinguishment of debt was a one-time event, we expect the competitive marketplace and budgetary constraints of our customers to continue to adversely impact net income.

Backlog

At June 30, 2014 and December 31, 2013, our backlog was $3.8 billion and $3.9 billion, respectively, of which $1.0 billion and $1.1 billion, respectively, was funded backlog. Backlog represents estimates that we calculate on a consistent basis. For additional information on how we compute backlog, see our Annual Report on Form 10-K for the fiscal year ended December 31, 2013, previously filed with the SEC.

Liquidity and Capital Resources
Historically, our primary liquidity needs have been the financing of acquisitions, working capital, payment under our cash dividend program and capital expenditures. Our primary sources of liquidity are cash provided by operations and our revolving credit facility.
On June 30, 2014, the Company's cash and cash equivalents balance was $30.7 million. There were outstanding borrowings of $55.0 million under our revolving credit facility at June 30, 2014. At June 30, 2014, we were contingently liable under letters of credit totaling $0.8 million, which reduced our ability to borrow under our revolving credit facility by that amount. The maximum available borrowing under our revolving credit facility at June 30, 2014 was $444.2 million. On April 15, 2014, we paid the redemption price plus accrued and unpaid interest on our 7.25% senior unsecured notes. The 7.25% senior unsecured notes were redeemed, at a redemption price of 103.625% of the principal amount of the outstanding 7.25% senior unsecured notes, or $207.3 million. For additional information concerning our revolving credit facility and 7.25% senior unsecured notes, see Note 8 to our consolidated financial statements in Item 1.

Generally, cash provided by operating activities is adequate to fund our operations, including payments under our regular cash dividend program. Due to fluctuations in our cash flows and level of operations, it is necessary from time to time to borrow under our revolving credit facility to meet cash demands.
Cash Flows from Operating Activities
Our operating cash flows are primarily affected by our ability to invoice and collect from our clients in a timely manner, our ability to manage our vendor payments and the overall profitability of our contracts. We bill most of our customers monthly after services are rendered. Our accounts receivable days sales outstanding (DSO) were 79 and 76 as of June 30, 2014 and 2013, respectively. For the six months ended June 30, 2014 and 2013, our net cash flows from operating activities were $60.0 million and $89.1 million, respectively. The decrease in net cash flows from operating activities during the six months ended June 30, 2014 when compared to the same period in 2013 was primarily due to lower net income.
Cash Flows from Investing Activities
Our cash flows from investing activities consist primarily of business combinations, purchases of property and equipment and investments in capitalized software for internal use. For the six months ended June 30, 2014 and 2013, our net cash outflows from investing activities were $130.0 million and $15.8 million, respectively. During the six months ended June 30, 2014, our net cash outflows from investing activities were primarily due to the acquisitions of 7Delta Inc. and Allied Technology Group, Inc. in addition to our investments in capitalized software for internal use. During the six months ended June 30, 2013, our net cash outflows from investing activities were primarily due to the acquisition of ALTA Systems, Inc. and capital expenditures.
Cash Flows from Financing Activities
For the six months ended June 30, 2014 and 2013, our net cash outflows from financing activities were $168.3 million and $14.7 million, respectively. During the six months ended June 30, 2014, our net cash outflows from financing activities resulted primarily from repayments of our 7.25% senior unsecured notes and dividends paid, partially offset by borrowings under our revolving credit facility, net of repayments. During the six months ended June 30, 2013, our net cash outflows from financing activities resulted primarily from dividends paid.
Capital Resources
We believe the capital resources available to us from cash on hand of $30.7 million at June 30, 2014, the $500.0 million available under our revolving credit facility and cash from our operations are adequate to fund our anticipated cash requirements for at least the next year, including payments under our regular cash dividend program. We anticipate financing acquisitions and our longer-term internal growth through one or more of the following sources: cash from operations, use of our revolving credit facility; and additional borrowing or issuance of debt or equity.
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
Dividend
During each of the six months ended June 30, 2014 and 2013, we declared and paid two dividends in the amount of $0.21 per share on both classes of common stock. While we expect to continue the regular cash dividend program, any future dividends declared will be at the discretion of our Board of Directors and will depend, among other factors, upon our results of operations, financial condition and cash requirements, as well as such other factors that our Board of Directors deems relevant.

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

We review goodwill at least annually for impairment, or whenever events or circumstances indicate that the carrying value of long-lived assets may not be fully recoverable. We have elected to perform this review during the second quarter of each calendar year. An entity may assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. An entity has an unconditional option to bypass the qualitative assessment for any reporting unit in any period and proceed directly to performing the first step of the goodwill impairment test. An entity may resume performing the qualitative assessment in any subsequent period. The first step of the goodwill impairment test compares the fair value of a reporting unit with its carrying amount (including goodwill). If the reporting unit's fair value exceeds its carrying value, no further procedures are required. However, if the reporting unit's fair value is less than its carrying value, an impairment of goodwill may exist, requiring a second step to be performed. Step two of this test measures the amount of the impairment loss, if any. Step two of this test requires the allocation of the reporting unit's value to its assets and liabilities, including any unrecognized intangible assets, in a hypothetical analysis that calculates the implied fair value of the goodwill as if the reporting unit were being acquired in a business combination. If the implied fair value of goodwill is less than the carrying value, the difference is recorded as a goodwill impairment charge in operations.
The fair values of the reporting units are determined based on a weighting of the income approach, market approach and market transaction approach. The income approach is a valuation technique in which fair value is calculated based on forecasted future cash flow discounted at the appropriate rate of return commensurate with the risk as well as current rates of return for equity and debt capital as of the valuation date. The forecast used in our estimation of fair value was developed by management based on a contract basis, incorporating adjustments to reflect known contract and market considerations (such as reductions and uncertainty in government spending, pricing pressure and opportunities). The discount rate utilizes a risk adjusted weighted average cost of capital. The market approach is a valuation technique in which the fair value is calculated based on market prices realized in actual arm's length transactions. The technique consists of undertaking a detailed market analysis of publicly traded companies that provides a reasonable basis for comparison to the company. Valuation ratios, which relate market prices to selected financial statistics derived from comparable companies, are selected and applied to the company after consideration of adjustments for financial position, growth, market, profitability and other factors. The market transaction approach is a valuation technique in which the fair value is calculated based on market prices realized in actual arm's length transactions. The technique consists of undertaking a detailed market analysis of merged and acquired companies that provided a reasonable basis for comparison to the company. Valuation ratios, which relate market prices to selected financial statistics derived from comparable companies, are selected and applied to the company after consideration of adjustments for financial position, growth, market, profitability and other factors. To assess the reasonableness of the calculated reporting unit fair values, we compare the sum of the reporting units' fair values to the Company's market capitalization (per share stock price times the number of shares outstanding) and calculate an implied control premium, which we then compare to the control premiums in comparable transactions to assess the reasonableness of our calculations.
We have elected to perform our annual review during the second quarter of each calendar year. In addition, management monitors events and circumstances that could result in an impairment. A significant amount of judgment is involved in determining if an indicator of impairment has occurred between annual testing dates. Events that could cause the fair value of our long-lived assets to decrease include: changes in our business environment or market conditions, a material change in our financial outlook, including declines in expected revenue growth rates and operating margins, or a material decline in the market price of our stock. If any impairment were indicated as a result of a review, we would recognize a loss based on the amount by which the carrying amount exceeds the estimated fair value.
Due to the many variables inherent in the estimation of a reporting unit's fair value and the relative size of our goodwill, differences in assumptions may have a material effect on the results of our goodwill impairment analysis.
Accounting Standards Updates

On May 28, 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers. ASU 2014-09 supersedes existing revenue recognition guidance, including Accounting Standards Codification (ASC) No. 605-35,  Revenue Recognition - Construction-Type and Production-Type Contracts.  ASU 2014-09 outlines a single set of comprehensive principles for recognizing revenue under U.S. GAAP. Among other things, it requires companies to identify contractual performance obligations and determine whether revenue should be recognized at a point in time or over time. These concepts, as well as other aspects of ASU 2014-09, may change the method and/or timing of revenue recognition for certain of our contracts. ASU 2014-09 will be effective January 1, 2017, and may be applied either retrospectively or through the use of a modified-retrospective method. We are currently evaluating both methods of adoption as well as the effect ASU 2014-09 will have on our consolidated financial statements.
Other accounting standards updates effective after June 30, 2014, are not expected to have a material effect on the company’s consolidated financial position or its annual results of operations and cash flows.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk
Our exposure to market risks relates to changes in interest rates for borrowing under our revolving credit facility. The outstanding balance on our revolving credit facility was $55.0 million at June 30, 2014. Borrowings under our revolving credit facility bear interest at variable rates. A hypothetical 10% increase in interest rates would have increased our interest expense by $6 thousand for the six months ended June 30, 2014.
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
As of June 30, 2014, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), management evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 of the Exchange Act. Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level described above.
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

10.1*
Amended and Restated Credit Agreement, dated June 13, 2014, by and among the registrant and a syndicate of lenders, including Bank of America, N.A., acting as administrative agent for the lenders (incorporated herein by reference from Registrant's Current Report on Form 8-K filed with the SEC on June 19, 2014).

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

101
The following materials from the ManTech International Corporation Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at June 30, 2014 and December 31, 2013; (ii) Consolidated Statements of Income for the Three and Six Months Ended June 30, 2014 and 2013; (iii) Consolidated Statements of Comprehensive Income for the Three and Six Months Ended June 30, 2014 and 2013; (iv) Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2014 and 2013; and (v) Notes to Consolidated Financial Statements.

*	Management contract or compensatory plan or arrangement.

‡	Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MANTECH INTERNATIONAL CORPORATION

		By:	/s/ GEORGE J. PEDERSEN
Date:	August 1, 2014	Name:	George J. Pedersen
		Title:	Chairman of the Board of Directors and Chief Executive Officer

		By:	/s/ KEVIN M. PHILLIPS
Date:	August 1, 2014	Name:	Kevin M. Phillips
		Title:	Chief Financial Officer