Form 10-Q
period 2014-09-30
MANTECH INTERNATIONAL CORP
filed 2014-10-31
CIK 892537

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
__________________________________________
FORM 10-Q
__________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2014
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No
As of October 29, 2014 there were outstanding 24,081,505 shares of our Class A common stock and 13,192,845 shares of our Class B common stock.

MANTECH INTERNATIONAL CORPORATION
FORM 10-Q
FOR THE QUARTER ENDED September 30, 2014

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

MANTECH INTERNATIONAL CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands Except Share Amounts)

	(unaudited)
	September 30, 2014	December 31, 2013
ASSETS
Cash and cash equivalents	$54,639	$269,001
Receivables-net	367,399	457,898
Prepaid expenses and other	14,048	19,384
Contractual inventory	—	3,962
Total Current Assets	436,086	750,245
Goodwill	850,970	752,867
Other intangible assets-net	159,513	152,523
Employee supplemental savings plan assets	30,888	31,765
Property and equipment-net	26,661	30,156
Other assets	4,391	5,846
TOTAL ASSETS	$1,508,509	$1,723,402
LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Accounts payable and accrued expenses	$176,137	$226,287
Accrued salaries and related expenses	68,963	56,617
Billings in excess of revenue earned	13,560	13,781
Deferred income taxes-current	2,143	—
Total Current Liabilities	260,803	296,685
Long-term debt	—	200,000
Deferred income taxes-non-current	59,678	48,093
Accrued retirement	31,363	33,565
Other long-term liabilities	11,119	11,288
TOTAL LIABILITIES	362,963	589,631
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY
Common stock, Class A—$0.01 par value; 150,000,000 shares authorized; 24,345,118 and 24,245,893 shares issued at September 30, 2014 and December 31, 2013; 24,101,005 and 24,001,780 shares outstanding at September 30, 2014 and December 31, 2013	243	242
Common stock, Class B—$0.01 par value; 50,000,000 shares authorized; 13,192,845 and 13,192,845 shares issued and outstanding at September 30, 2014 and December 31, 2013	132	132
Additional paid-in capital	426,214	423,787
Treasury stock, 244,113 and 244,113 shares at cost at September 30, 2014 and December 31, 2013	(9,158)	(9,158)
Retained earnings	728,255	718,892
Accumulated other comprehensive loss	(140)	(124)
TOTAL STOCKHOLDERS’ EQUITY	1,145,546	1,133,771
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,508,509	$1,723,402

See notes to condensed consolidated financial statements.

MANTECH INTERNATIONAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In Thousands Except Per Share Amounts)

	(unaudited) Three months ended September 30,		(unaudited) Nine months ended September 30,
	2014	2013	2014	2013
REVENUES	$447,200	$567,399	$1,362,614	$1,818,536
Cost of services	382,787	493,604	1,175,585	1,578,940
General and administrative expenses	37,681	41,756	116,185	132,515
OPERATING INCOME	26,732	32,039	70,844	107,081
Loss on extinguishment of debt	—	—	(10,074)	—
Interest expense	(366)	(4,104)	(5,591)	(12,217)
Interest income	59	167	267	393
Other income (expense), net	67	(20)	34	(64)
INCOME FROM OPERATIONS BEFORE INCOME TAXES AND EQUITY METHOD INVESTMENTS	26,492	28,082	55,480	95,193
Provision for income taxes	(10,739)	(9,614)	(22,263)	(34,994)
Equity in losses of unconsolidated subsidiaries	(266)	(750)	(388)	(750)
NET INCOME	$15,487	$17,718	$32,829	$59,449
BASIC EARNINGS PER SHARE:
Class A common stock	$0.42	$0.48	$0.88	$1.60
Class B common stock	$0.42	$0.48	$0.88	$1.60
DILUTED EARNINGS PER SHARE:
Class A common stock	$0.41	$0.48	$0.88	$1.60
Class B common stock	$0.41	$0.48	$0.88	$1.60

See notes to condensed consolidated financial statements.

MANTECH INTERNATIONAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In Thousands)

	(unaudited) Three months ended September 30,		(unaudited) Nine months ended September 30,
	2014	2013	2014	2013
NET INCOME	$15,487	$17,718	$32,829	$59,449
OTHER COMPREHENSIVE INCOME (LOSS):
Translation adjustments, net of tax	(4)	(8)	(16)	(12)
Total other comprehensive income (loss)	(4)	(8)	(16)	(12)
COMPREHENSIVE INCOME	$15,483	$17,710	$32,813	$59,437

See notes to condensed consolidated financial statements.

MANTECH INTERNATIONAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)

	(unaudited) Nine months ended September 30,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$32,829	$59,449
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	22,940	22,869
Deferred income taxes	12,500	15,352
Loss on extinguishment of debt	10,074	—
Stock-based compensation	3,323	3,955
Equity in losses of unconsolidated subsidiaries	388	750
Loss on retirement of property and equipment	232	—
Excess tax benefits from the exercise of stock options	(69)	(53)
Gain on sale of property and equipment	—	(400)
Change in assets and liabilities—net of effects from acquired businesses:
Receivables-net	111,705	58,206
Contractual inventory	3,963	34,762
Prepaid expenses and other	4,849	9,418
Accounts payable and accrued expenses	(59,921)	(63,701)
Accrued salaries and related expenses	8,792	23,843
Billings in excess of revenue earned	(598)	(106)
Accrued retirement	(2,202)	2,098
Other	983	(388)
Net cash flow from operating activities	149,788	166,054
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of businesses-net of cash acquired	(124,247)	(11,382)
Investment in capitalized software for internal use	(6,611)	(1,816)
Purchases of property and equipment	(2,756)	(7,213)
Investment in unconsolidated subsidiaries	(76)	(330)
Proceeds from sale of property and equipment	—	400
Proceeds from sale of investment	—	239
Net cash flow from investing activities	(133,690)	(20,102)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of senior unsecured notes	(207,250)	—
Borrowings under revolving credit facility	150,000	—
Repayments under revolving credit facility	(150,000)	—
Dividends paid	(23,470)	(23,379)
Proceeds from exercise of stock options	1,878	1,144
Debt issuance costs	(1,687)	—
Excess tax benefits from the exercise of stock options	69	53
Net cash flow from financing activities	(230,460)	(22,182)
NET CHANGE IN CASH AND CASH EQUIVALENTS	(214,362)	123,770
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	269,001	134,896
CASH AND CASH EQUIVALENTS, END OF PERIOD	$54,639	$258,666
SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for income taxes	$7,495	$12,824
Cash paid for interest	$8,360	$8,314
Noncash investing and financing activities:
Employee stock ownership plan contributions	$—	$1,287
See notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2014
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
7Delta Inc.—On May 23, 2014, we completed the acquisition of all equity interests in 7Delta Inc. (7Delta). The results of 7Delta's operations have been included in our consolidated financial statements since that date. The acquisition was completed through a stock purchase agreement dated May 23, 2014, by and among ManTech International Corporation, 7Delta, SLS Holdings, Inc. and the stockholders of SLS Holdings, Inc. 7Delta performs critical services such as applications and software development, program management, systems integration, information assurance and security architecture primarily within the healthcare community at the Department of Veteran Affairs (VA). We funded the acquisition through a combination of cash on hand and borrowings under our revolving credit facility. The stock purchase agreement did not contain provisions for contingent consideration.
During the nine months ended September 30, 2014, ManTech incurred approximately $0.5 million of acquisition costs related to the 7Delta transaction, which are included in the general and administrative expenses in our condensed consolidated statement of income.
The purchase price of $81.4 million was allocated to the underlying assets and liabilities based on their estimated fair value at the date of acquisition. We are still evaluating the fair value of assets acquired and liabilities assumed. We preliminarily recorded goodwill of $69.5 million, which will be deductible for tax purposes over 15 years, assuming adequate levels of taxable income. Recognition of goodwill is largely attributed to the value paid for 7Delta's capabilities in providing software development, program management, system integration, information assurance and security architecture to the VA.
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
During the nine months ended September 30, 2014, ManTech incurred approximately $0.4 million of acquisition costs related to the ATG transaction, which are included in the general and administrative expenses in our condensed consolidated statement of income.
The purchase price of $45.0 million was preliminarily allocated to the underlying assets and liabilities based on their estimated fair value at the date of acquisition. We are still evaluating the fair value of assets acquired and liabilities assumed. We preliminarily recorded goodwill of $28.6 million, which will be deductible for tax purposes over 15 years, assuming adequate levels of taxable income. Recognition of goodwill is largely attributed to the value paid for ATG's capabilities in providing technology service program management, systems engineering and information technology services to DHS.
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
The following table represents the preliminary purchase price allocation for 7Delta and ATG (in thousands):

	7Delta Inc.	Allied Technology Group, Inc.
Cash and cash equivalents	$1,408	$712
Receivables	9,597	11,609
Prepaid expenses and other	584	1,320
Contractual inventory	—	1
Goodwill	69,477	28,626
Other intangible assets	7,762	7,071
Property and equipment	597	899
Other assets	39	146
Accounts payable and accrued expenses	(6,469)	(3,081)
Accrued salaries and related expenses	(1,399)	(2,155)
Billings in excess of revenue earned	(229)	(148)
Net assets acquired and liabilities assumed	$81,367	$45,000
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
During the nine months ended September 30, 2013, ManTech incurred approximately $0.1 million of acquisition costs related to the ALTA transaction, which are included in the general and administrative expenses in our condensed consolidated statement of income.
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
In applying the two-class method, we determined that undistributed earnings should be allocated equally on a per share basis between Class A and Class B common stock. Under the Company’s Certificate of Incorporation, the holders of the common stock are entitled to participate ratably, on a share-for-share basis as if all shares of common stock were of a single class, in such dividends as may be declared by the Board of Directors. During each of the nine months ended September 30, 2014 and 2013, we declared and paid three quarterly dividends, each in the amount of $0.21 per share, on both classes of common stock.
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

The net income available to common stockholders and weighted average number of common shares outstanding used to compute basic and diluted earnings per share for each class of common stock are as follows (in thousands, except per share amounts):

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Distributed earnings	$7,829	$7,804	$23,467	$23,389
Undistributed earnings	7,658	9,914	9,362	36,060
Net income	$15,487	$17,718	$32,829	$59,449

Class A common stock:
Basic net income available to common stockholders	$10,000	$11,424	$21,192	$38,302
Basic weighted average common shares outstanding	24,061	23,944	24,024	23,896
Basic earnings per share	$0.42	$0.48	$0.88	$1.60

Diluted net income available to common stockholders	$10,010	$11,430	$21,213	$38,324
Effect of potential exercise of stock options	65	38	68	37
Diluted weighted average common shares outstanding	24,126	23,982	24,092	23,933
Diluted earnings per share	$0.41	$0.48	$0.88	$1.60

Class B common stock:
Basic net income available to common stockholders	$5,487	$6,294	$11,637	$21,147
Basic weighted average common shares outstanding	13,193	13,193	13,193	13,193
Basic earnings per share	$0.42	$0.48	$0.88	$1.60

Diluted net income available to common stockholders	$5,477	$6,288	$11,616	$21,125
Effect of potential exercise of stock options	—	—	—	—
Diluted weighted average common shares outstanding	13,193	13,193	13,193	13,193
Diluted earnings per share	$0.41	$0.48	$0.88	$1.60

For the three months ended September 30, 2014 and 2013, options to purchase 2.5 million and 3.0 million shares, respectively, were outstanding but not included in the computation of diluted earnings per share because the options’ effect would have been anti-dilutive. For the nine months ended September 30, 2014 and 2013, options to purchase 2.7 million and 3.3 million shares, respectively, were outstanding but not included in the computation of diluted earnings per share because the options’ effect would have been anti-dilutive. For the nine months ended September 30, 2014 and 2013, shares issued from the exercise of stock options were 78 thousand and 54 thousand, respectively.

5.	Receivables
We deliver a broad array of information technology and technical services solutions under contracts with the U.S. government, state and local governments and commercial customers. The components of contract receivables are as follows (in thousands):

	September 30, 2014	December 31, 2013
Billed receivables	$284,170	$370,975
Unbilled receivables:
Amounts billable	78,862	84,582
Revenues recorded in excess of funding	11,753	9,743
Retainage	2,934	2,634
Allowance for doubtful accounts	(10,320)	(10,036)
Receivables-net	$367,399	$457,898

Amounts billable consist principally of amounts to be billed within the next month. Revenues recorded in excess of funding are billable upon receipt of contractual amendments or other modifications. The retainage is billable upon completion of contract performance and approval of final indirect expense rates by the government. There is a contract with the U.S. Army that represents 4.1% and 15.3% of receivables-net at September 30, 2014 and December 31, 2013, respectively. Accounts receivable at September 30, 2014, are expected to be substantially collected within one year except for approximately $1.0 million, of which amount 87.2% is related to receivables from direct sales to the U.S. government. The remainder is related to receivables from contracts in which we acted as a subcontractor to other contractors.
The Company does not believe it has significant exposure to credit risk as accounts receivable and the related unbilled amounts are primarily due from the U.S. government. The allowance for doubtful accounts represents the Company’s exposure to compliance issues, contractual issues and bad debt related to prime contractors.

6.	Property and Equipment
Major classes of property and equipment are summarized as follows (in thousands):

	September 30, 2014	December 31, 2013
Furniture and equipment	$43,633	$50,989
Leasehold improvements	34,971	33,535
Property and equipment-gross	78,604	84,524
Accumulated depreciation and amortization	(51,943)	(54,368)
Property and equipment-net	$26,661	$30,156

7.	Goodwill and Other Intangible Assets

During the nine months ended September 30, 2014, there was an increase in goodwill related to the acquisitions of 7Delta and ATG. The changes in the carrying amounts of goodwill during the year ended December 31, 2013 and the period ended September 30, 2014 are as follows (in thousands):

Goodwill at December 31, 2012	$861,912
Impairment	(118,427)
Acquisitions	9,382
Goodwill at December 31, 2013	752,867
Acquisitions	98,103
Goodwill at September 30, 2014	$850,970

Other intangible assets consisted of the following (in thousands):

	September 30, 2014			December 31, 2013
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Other intangible assets:
Contract and program intangible assets	$266,272	$122,240	$144,032	$251,572	$109,586	$141,986
Capitalized software cost for internal use	34,163	18,746	15,417	34,083	23,617	10,466
Other	115	51	64	115	44	71
Total other intangible assets, net	$300,550	$141,037	$159,513	$285,770	$133,247	$152,523

Amortization expense relating to intangible assets for the three months ended September 30, 2014 and 2013 was $5.2 million and $5.1 million, respectively. Amortization expense relating to intangible assets for the nine months ended September 30, 2014 and 2013 was $15.2 million and $15.3 million, respectively. We estimate that we will have the following amortization expense for the future periods indicated below (in thousands):

For the remaining three months ending December 31, 2014	$5,158
For the year ending:
December 31, 2015	$18,833
December 31, 2016	$16,682
December 31, 2017	$14,706
December 31, 2018	$13,212
December 31, 2019	$11,330

8.	Debt

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
The terms of the credit agreement permit prepayment and termination of the loan commitments at any time, subject to certain conditions. The credit agreement requires the Company to comply with specified financial covenants, including the maintenance of certain leverage ratios and a certain consolidated coverage ratio. The credit agreement also contains various covenants, including affirmative covenants with respect to certain reporting requirements and maintenance of certain business activities, and negative covenants that, among other things, may limit or impose restrictions on our ability to incur liens, incur additional indebtedness, make investments, make acquisitions, and undertake certain other actions. As of September 30, 2014, we were in compliance with the financial covenants under the credit agreement.
There was no outstanding balance on our revolving credit facility at both September 30, 2014 and December 31, 2013. The maximum available borrowing under our revolving credit facility at September 30, 2014 was $499.2 million. As of September 30, 2014, we were contingently liable under letters of credit totaling $0.8 million, which reduced our availability to borrow under our revolving credit facility.

7.25% Senior Unsecured Notes—On April 15, 2014, we paid the redemption price plus accrued and unpaid interest on our 7.25% senior unsecured notes issued on April 13, 2010 for $200.0 million, which were registered under the Securities Act of 1933. The 7.25% senior unsecured notes were redeemed, at a redemption price of 103.625% of the principal amount of the outstanding 7.25% senior unsecured notes, or $207.3 million. As a result of the redemption of our 7.25% senior unsecured notes, we recorded a loss on the extinguishment of debt for $10.1 million as non-operating income on our condensed consolidated statement of income during the nine months ended September 30, 2014.

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
Our 2011 Management Incentive Plan (the Plan) was designed to attract, retain and motivate key employees. Awards granted under the Plan are settled in shares of Class A common stock. At the beginning of each year, the Plan provides that the number of shares available for issuance automatically increases by an amount equal to 1.5% of the total number of shares of Class A and Class B common stock outstanding on December 31st of the previous year, resulting in 557,894 additional shares available for issuance under the Plan on January 2, 2014. Through September 30, 2014, the remaining aggregate number of shares of our common stock authorized for issuance under the Plan was 4,254,302. Through September 30, 2014, there were 4,715,534 shares of our Class A common stock that were issued and remain outstanding as a result of equity awards granted under the Plan. The Plan expires in May 2021.
The Plan is administered by the compensation committee of our Board of Directors, along with its delegates. Subject to the express provisions of the Plan, the committee has the Board of Directors’ authority to administer and interpret the Plan, including the discretion to determine the exercise price, vesting schedule, contractual life and the number of shares to be issued.
Stock Compensation Expense—For the three months ended September 30, 2014 and 2013, we recorded $1.1 million and $1.2 million of stock-based compensation expense, respectively. For the nine months ended September 30, 2014 and 2013, we recorded $3.3 million and $4.0 million of stock-based compensation expense, respectively. No compensation expense of employees with stock awards, including stock-based compensation expense, was capitalized during the periods. For the nine months ended September 30, 2014 and 2013, the total recognized tax deficiency from the exercise of stock options, vested cancellations and the vesting of restricted stock was $2.8 million and $2.0 million, respectively.
Stock Options—We typically issue options that vest over three years in equal annual installments beginning on the first anniversary of the date of grant. Under the terms of the Plan, the contractual life of the option grants may not exceed eight years. During the nine months ended September 30, 2014 and 2013, we issued options that expire five years from the date of grant.
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
The following weighted-average assumptions were used for option grants during the nine months ended September 30, 2014 and 2013:
Volatility—The expected volatility of the options granted was estimated based upon historical volatility of the Company’s share price through weekly observations of the Company’s trading history.
Expected Term—The expected term of options granted to employees during the nine months ended September 30, 2014 and 2013 was determined from historical exercises of the grantee population. For all grants valued during the nine months ended

September 30, 2014 and 2013, the options had graded vesting over three years in equal annual installments beginning on the first anniversary of the date of grant and a contractual term of five years.
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
The following table summarizes weighted-average assumptions used in our calculations of fair value for the nine months ended September 30, 2014 and 2013:

	Nine months ended September 30,
	2014	2013
Volatility	29.88%	32.45%
Expected life of options	3 years	3 years
Risk-free interest rate	0.85%	0.44%
Dividend yield	3.00%	3.00%

Stock Option Activity—During the nine months ended September 30, 2014, we granted stock options to purchase 492,004 shares of Class A common stock at a weighted-average exercise price of $29.17 per share, which reflects the fair market value of the shares on the date of grant. The weighted-average fair value of options granted during the nine months ended September 30, 2014 and 2013, as determined under the Black-Scholes-Merton valuation model, was $4.90 and $4.81, respectively. These options vest over three years in equal annual installments beginning on the first anniversary of the date of the grant and have a contractual term of five years. Option grants that vested during the nine months ended September 30, 2014 and 2013 had a combined fair value of $2.6 million and $4.6 million, respectively.
The following table summarizes stock option activity for the year ended December 31, 2013 and the nine months ended September 30, 2014:

	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value (in thousands)
Stock options at December 31, 2012	3,421,196	$38.61	$626
Granted	957,525	$27.42
Exercised	(79,567)	$22.75	$400
Cancelled and expired	(899,034)	$39.84
Stock options at December 31, 2013	3,400,120	$35.51	$4,488
Granted	492,004	$29.17
Exercised	(78,225)	$23.45	$463
Cancelled and expired	(688,056)	$42.20
Stock options at September 30, 2014	3,125,843	$33.34	$431

The following table summarizes non-vested stock options for the nine months ended September 30, 2014:

	Number of Shares	Weighted Average Fair Value
Non-vested stock options at December 31, 2013	1,567,945	$5.51
Granted	492,004	$4.90
Vested	(362,835)	$7.20
Cancelled	(101,700)	$5.12
Non-vested stock options at September 30, 2014	1,595,414	$4.96

The following table includes information concerning stock options exercisable and stock options expected to vest at September 30, 2014:

	Number of Shares	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Aggregate Intrinsic Value (in thousands)
Stock options exercisable	1,530,429	2.0	$38.52	$226
Stock options expected to vest	1,441,512	4.0	$28.38	$193
Stock options exercisable and expected to vest	2,971,941

Unrecognized compensation expense related to outstanding stock options expected to vest as of September 30, 2014 was $4.7 million, which is expected to be recognized over a weighted-average period of 1.7 years and will be adjusted for any future changes in estimated forfeitures.
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
Restricted Stock Activity—The following table summarizes the restricted stock activity during the year ended December 31, 2013 and the nine months ended September 30, 2014:

	Number of Shares	Grant Date Fair Value (in thousands)
Non-vested restricted stock at December 31, 2012	27,333
Granted	24,000	$664
Vested	(30,333)	$825
Forfeited	—
Non-vested restricted stock at December 31, 2013	21,000
Granted	21,000	$643
Vested	(21,000)	$581
Forfeited	—
Non-vested restricted stock at September 30, 2014	21,000

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

Army Tank-Automotive Armament Command (TACOM) contract accounted for 7.8% and 20.8% of our revenues and 6.0% and 14.7% of our operating income for the nine months ended September 30, 2014 and 2013, respectively. Revenues from the U.S. government under prime contracts and subcontracts were approximately 98.8% and 99.0% of our revenues for the nine months ended September 30, 2014 and 2013, respectively. We treat sales to U.S. government customers as sales within the United States regardless of where the services are performed. Furthermore, substantially all of our assets from continuing operations were held in the United States for the three and nine months ended September 30, 2014 and year ended December 31, 2013.
Revenues by geographic customer and the related percentages for the three and nine months ended September 30, 2014 and 2013 were as follows (dollars in thousands):

	Three months ended September 30,				Nine months ended September 30,
	2014		2013		2014		2013
United States	$446,062	99.7%	$566,261	99.8%	$1,358,846	99.7%	$1,815,078	99.8%
International	1,138	0.3%	1,138	0.2%	3,768	0.3%	3,458	0.2%
	$447,200		$567,399		$1,362,614		$1,818,536

12.	Equity Method Investments

On May 24, 2012, Fluor-ManTech Logistics Solutions, LLC (FMLS), a limited liability company, was created with Fluor International, Inc. and ManTech as the investees. Each investee has a 50% ownership interest in FMLS. Because we have the ability to exercise significant influence over, but do not control, FMLS we determined that the equity method of accounting will be used for our investment. Under the operating agreement, we are required to provide additional financial support for losses incurred by FMLS. We recorded $259 thousand and $750 thousand in equity method losses for the three months ended September 30, 2014 and 2013, respectively. We recorded $381 thousand and $750 thousand in equity method losses for the nine months ended September 30, 2014 and 2013, respectively.

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

We derive revenues primarily from contracts with U.S. government agencies that are focused on national security and consequently our operational results are affected by U.S. government spending levels in the areas of defense, intelligence and homeland security. Over the past two years, financial performance in our industry has been adversely impacted by public and political pressure regarding government funding levels, uncertainty about the appropriations process, and delays in awards and spending. In addition, as U.S. forces have withdrawn from Afghanistan, revenues from our contracts in support of Overseas Contingency Operations (OCO) have substantially declined. The delays in awards from 2013 and the first nine months of 2014 have had continued impacts in 2014. Despite uncertainties over the past two years, we believe we are well positioned to meet our customers' needs and grow our business as we move beyond 2014.

We recommend that you read this discussion and analysis in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013, previously filed with the SEC.

Three Months Ended September 30, 2014 Compared to the Three Months Ended September 30, 2013

The following table sets forth certain items from our condensed consolidated statement of income and the relative percentage that certain items of expenses and earnings bear to revenues, as well as the period-to-period change from September 30, 2013 to September 30, 2014.

	Three months ended September 30,				Period-to-Period Change
	2014	2013	2014	2013	2013 to 2014
	Dollars		Percentage		Dollars	Percentage
	(dollars in thousands)
REVENUES	$447,200	$567,399	100.0%	100.0%	$(120,199)	(21.2)%
Cost of services	382,787	493,604	85.6%	87.0%	(110,817)	(22.5)%
General and administrative expenses	37,681	41,756	8.4%	7.4%	(4,075)	(9.8)%
OPERATING INCOME	26,732	32,039	6.0%	5.6%	(5,307)	(16.6)%
Interest expense	(366)	(4,104)	0.1%	0.7%	3,738	(91.1)%
Interest income	59	167	—%	—%	(108)	(64.7)%
Other income (expense), net	67	(20)	—%	—%	87	(435.0)%
INCOME FROM OPERATIONS BEFORE INCOME TAXES AND EQUITY METHOD INVESTMENTS	26,492	28,082	5.9%	4.9%	(1,590)	(5.7)%
Provision for income taxes	(10,739)	(9,614)	2.4%	1.7%	(1,125)	11.7%
Equity in losses of unconsolidated subsidiaries	(266)	(750)	—%	0.1%	484	(64.5)%
NET INCOME	$15,487	$17,718	3.5%	3.1%	$(2,231)	(12.6)%

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

Cost of services

The decrease in cost of services was primarily due to reductions in revenues. As a percentage of revenues, direct labor costs were 42.7% for the three months ended September 30, 2014, compared to 38.3% for the same period in 2013. As a percentage of revenues, other direct costs, which include subcontractors and third party equipment and materials used in the performance of our contracts, were 42.9% for the three months ended September 30, 2014, compared to 48.7% for the same period in 2013.

General and administrative expenses

The decrease in general and administrative expenses was due to cost reduction measures as well as certain cost being classified as cost of services instead of general and administrative expenses in 2014. We classify indirect costs in a manner consistent with disclosure statements filed with and approved by the Defense Contract Management Agency. Effective January 1, 2014, updates to our disclosure statements resulted in changes to the presentation of certain costs. Changes such as these do not impact the overall expense incurred or operating income and are presented prospectively. Without this classification change, general and administrative costs would have increased primarily due to increases in bid and proposal costs as well as investments in strategic initiatives. While overall general and administrative expenses decreased, general and administrative expenses as a percentage of revenues increased for the three months ended September 30, 2014 when compared to the same period in 2013, largely due to the decline in revenues relative to levels of indirect spending.

Interest expense

The decrease in interest expense was primarily due to the redemption of the 7.25% senior unsecured notes on April 15, 2014.

Provision for income taxes

Our effective tax rate is affected by recurring items, such as tax rates and the relative amount of income we earn in various taxing jurisdictions. It is also affected by discrete items that may occur in any given year, but are not consistent from year to year. Our effective income tax rates were 40.9% and 35.2% for the three months ended September 30, 2014 and 2013, respectively. The increase in the effective tax rate is attributable to 2013 tax credits that are no longer available in 2014, a tax basis deduction on an investment taken in 2013 and lower gains in our deferred compensation plan.

Equity in losses of unconsolidated subsidiaries

We account for our investment in the Fluor-ManTech Logistics Solutions, LLC under the equity method of accounting. We recorded $0.3 million and $0.8 million in equity method losses for the three months ended September 30, 2014 and 2013, respectively.

Net income

The decrease in net income was due to the reduction in revenues and margin pressure due to the competitive marketplace and investments the company is making in strategic initiatives.

Nine Months Ended September 30, 2014 Compared to the Nine Months Ended September 30, 2013

The following table sets forth certain items from our condensed consolidated statement of income and the relative percentage that certain items of expenses and earnings bear to revenues, as well as the period-to-period change from September 30, 2013 to September 30, 2014.

	Nine months ended September 30,				Period-to-Period Change
	2014	2013	2014	2013	2013 to 2014
	Dollars		Percentage		Dollars	Percentage
	(dollars in thousands)
REVENUES	$1,362,614	$1,818,536	100.0%	100.0%	$(455,922)	(25.1)%
Cost of services	1,175,585	1,578,940	86.3%	86.8%	(403,355)	(25.5)%
General and administrative expenses	116,185	132,515	8.5%	7.3%	(16,330)	(12.3)%
OPERATING INCOME	70,844	107,081	5.2%	5.9%	(36,237)	(33.8)%
Loss on extinguishment of debt	(10,074)	—	0.7%	—%	(10,074)	(100.0)%
Interest expense	(5,591)	(12,217)	0.4%	0.7%	6,626	(54.2)%
Interest income	267	393	—%	—%	(126)	(32.1)%
Other income (expense), net	34	(64)	—%	—%	98	(153.1)%
INCOME FROM OPERATIONS BEFORE INCOME TAXES AND EQUITY METHOD INVESTMENTS	55,480	95,193	4.1%	5.2%	(39,713)	(41.7)%
Provision for income taxes	(22,263)	(34,994)	1.7%	1.9%	12,731	(36.4)%
Equity in losses of unconsolidated subsidiaries	(388)	(750)	—%	—%	362	(48.3)%
NET INCOME	$32,829	$59,449	2.4%	3.3%	$(26,620)	(44.8)%

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

Cost of services

The decrease in cost of services was primarily due to lower revenues. As a percentage of revenues, direct labor costs were 43.1% for the nine months ended September 30, 2014, compared to 37.3% for the same period in 2013, which was primarily due to the decrease in direct costs on OCO related contracts and fewer deliveries of equipment on an intelligence contract. As a percentage of revenues, other direct costs, which include subcontractors and third party equipment and materials used in the performance of our contracts, was 43.2% for the nine months ended September 30, 2014, compared to 49.5% for the same period in 2013 due to a reduction in other direct costs on our OCO related contracts. We expect cost of services as a percentage of revenues to remain relatively stable for the remainder of the year.

General and administrative expenses

The decrease in general and administrative expenses was due to cost reduction measures as well as certain cost being classified as cost of services instead of general and administrative expenses in 2014. We classify indirect costs in a manner consistent with disclosure statements filed with and approved by the Defense Contract Management Agency. Effective January 1, 2014, updates to our disclosure statements resulted in changes to the presentation of certain costs. Changes such as these do not impact the overall expense incurred or operating income and are presented prospectively. While overall general and administrative expenses decreased, general and administrative expenses as a percentage of revenues increased for the nine months ended September 30, 2014 when compared to the same period in 2013, largely due to the decline in revenues relative to levels of indirect spending. We expect general and administrative expenses as a percentage of revenues to remain relatively stable for the remainder of the year.

Loss on extinguishment of debt

On April 15, 2014, we paid the redemption price plus accrued and unpaid interest on our 7.25% senior unsecured notes. The 7.25% senior unsecured notes were redeemed, at a redemption price of 103.625% of the principal amount of the outstanding 7.25% senior unsecured notes, or $207.3 million. As a result of the redemption of our 7.25% senior unsecured notes, we recorded a loss on the extinguishment of debt for $10.1 million for the nine months ended September 30, 2014.

Interest expense

The decrease in interest expense was primarily due to the redemption of the 7.25% senior unsecured notes on April 15, 2014. We expect interest expense to remain consistent with the third quarter for the remainder of the year.

Provision for income taxes

Our effective tax rate is affected by recurring items, such as tax rates and the relative amount of income we earn in various taxing jurisdictions. It is also affected by discrete items that may occur in any given year, but are not consistent from year to year. Our effective income tax rates were 40.4% and 37.1% for the nine months ended September 30, 2014 and 2013, respectively. The increase in the effective tax rate is attributable to 2013 tax credits that are no longer available in 2014, a tax basis deduction on an investment taken in 2013 and lower gains in our deferred compensation plan. We expect the effective tax rate to remain consistent for the remainder of the year.

Equity in losses of unconsolidated subsidiaries

We account for our investment in the Fluor-ManTech Logistics Solutions, LLC under the equity method of accounting. We recorded $0.4 million and $0.8 million in equity method losses for the nine months ended September 30, 2014 and 2013, respectively. We expect the equity in losses of unconsolidated subsidiaries to decrease for the remainder of the year.

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

Backlog

At September 30, 2014 and December 31, 2013, our backlog was $3.5 billion and $3.9 billion, respectively, of which $0.9 billion and $1.1 billion, respectively, was funded backlog. Backlog represents estimates that we calculate on a consistent basis. For additional information on how we compute backlog, see our Annual Report on Form 10-K for the fiscal year ended December 31, 2013, previously filed with the SEC.

Liquidity and Capital Resources
Historically, our primary liquidity needs have been the financing of acquisitions, working capital, payment under our cash dividend program and capital expenditures. Our primary sources of liquidity are cash provided by operations and our revolving credit facility.
On September 30, 2014, the Company's cash and cash equivalents balance was $54.6 million. There were no outstanding borrowings under our revolving credit facility at September 30, 2014. At September 30, 2014, we were contingently liable under letters of credit totaling $0.8 million, which reduced our ability to borrow under our revolving credit facility by that amount. The maximum available borrowing under our revolving credit facility at September 30, 2014 was $499.2 million. On April 15, 2014, we paid the redemption price plus accrued and unpaid interest on our 7.25% senior unsecured notes. The 7.25% senior unsecured notes were redeemed, at a redemption price of 103.625% of the principal amount of the outstanding 7.25% senior unsecured notes, or $207.3 million. For additional information concerning our revolving credit facility and 7.25% senior unsecured notes, see Note 8 to our condensed consolidated financial statements in Item 1.
Generally, cash provided by operating activities is adequate to fund our operations, including payments under our regular cash dividend program. Due to fluctuations in our cash flows and level of operations, it is necessary from time to time to borrow under our revolving credit facility to meet cash demands.
Cash Flows from Operating Activities
Our operating cash flows are primarily affected by our ability to invoice and collect from our clients in a timely manner, our ability to manage our vendor payments and the overall profitability of our contracts. We bill most of our customers monthly after services are rendered. Our accounts receivable days sales outstanding (DSO) were 74 and 78 as of September 30, 2014 and 2013, respectively. For the nine months ended September 30, 2014 and 2013, our net cash flows from operating activities were $149.8 million and $166.1 million, respectively. The decrease in net cash flows from operating activities during the nine months ended September 30, 2014 when compared to the same period in 2013 was primarily due to a decrease in contractual inventory, lower net income and timing of accrued salaries; partially offset by timing of accounts receivables.
Cash Flows from Investing Activities
Our cash flows from investing activities consist primarily of business combinations, purchases of property and equipment and investments in capitalized software for internal use. For the nine months ended September 30, 2014 and 2013, our net cash outflows from investing activities were $133.7 million and $20.1 million, respectively. During the nine months ended September 30, 2014, our net cash outflows from investing activities were primarily due to the acquisitions of 7Delta Inc. and Allied Technology Group, Inc. and capital expenditures. During the nine months ended September 30, 2013, our net cash outflows from investing activities were primarily due to the acquisition of ALTA Systems, Inc. and capital expenditures.
Cash Flows from Financing Activities
For the nine months ended September 30, 2014 and 2013, our net cash outflows from financing activities were $230.5 million and $22.2 million, respectively. During the nine months ended September 30, 2014, our net cash outflows from financing activities resulted primarily from repayments of our 7.25% senior unsecured notes and dividends paid. During the nine months ended September 30, 2013, our net cash outflows from financing activities resulted primarily from dividends paid.
Capital Resources
We believe the capital resources available to us from cash on hand of $54.6 million at September 30, 2014, the $500.0 million available under our revolving credit facility and cash from our operations are adequate to fund our anticipated cash requirements for at least the next year, including payments under our regular cash dividend program. We anticipate financing acquisitions and our longer-term internal growth through one or more of the following sources: cash from operations, use of our revolving credit facility; and additional borrowing or issuance of debt or equity.
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
Dividend
During each of the nine months ended September 30, 2014 and 2013, we declared and paid three dividends in the amount of $0.21 per share on both classes of common stock. While we expect to continue the regular cash dividend program, any future dividends declared will be at the discretion of our Board of Directors and will depend, among other factors, upon our results of operations, financial condition and cash requirements, as well as such other factors that our Board of Directors deems relevant.

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
Other accounting standards updates effective after September 30, 2014, are not expected to have a material effect on the company’s consolidated financial position or its annual results of operations and cash flows.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk
Our exposure to market risks relates to changes in interest rates for borrowing under our revolving credit facility. There was no outstanding balance on our revolving credit facility at September 30, 2014. Borrowings under our revolving credit facility bear interest at variable rates. A hypothetical 10% increase in interest rates would have increased our interest expense by $12 thousand for the nine months ended September 30, 2014.
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
As of September 30, 2014, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), management evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 of the Exchange Act. Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level described above.
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

101
The following materials from the ManTech International Corporation Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at September 30, 2014 and December 31, 2013; (ii) Condensed Consolidated Statements of Income for the Three and Nine Months Ended September 30, 2014 and 2013; (iii) Condensed Consolidated Statements of Comprehensive Income for the Three and Nine Months Ended September 30, 2014 and 2013; (iv) Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2014 and 2013; and (v) Notes to Condensed Consolidated Financial Statements.

*	Management contract or compensatory plan or arrangement.

‡	Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MANTECH INTERNATIONAL CORPORATION

		By:	/s/ GEORGE J. PEDERSEN
Date:	October 31, 2014	Name:	George J. Pedersen
		Title:	Chairman of the Board of Directors and Chief Executive Officer

		By:	/s/ KEVIN M. PHILLIPS
Date:	October 31, 2014	Name:	Kevin M. Phillips
		Title:	Chief Financial Officer