Form 10-K
period 2014-12-31
MANTECH INTERNATIONAL CORP
filed 2015-02-20
CIK 892537

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No  ☒
The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2014 was $708,059,104 (based on the closing price of $29.52 per share on June 30, 2014, as reported by the Nasdaq National Market).
There were the following numbers of shares outstanding of each of the registrant's classes of common stock as of February 18, 2015: ManTech International Corp. Class A Common Stock, $0.01 par value per share, 24,210,977 shares; ManTech International Corp. Class B Common Stock, $0.01 par value per share, 13,192,845 shares.
DOCUMENTS INCORPORATED BY REFERENCE
Certain portions of the definitive Proxy Statement to be filed with the Securities Exchange Commission pursuant to Regulation 14A in connection with the registrant's 2015 Annual Meeting of Stockholders, to be filed subsequent to the date hereof, are incorporated by reference into Part III (Items 10, 11, 12, 13 and 14) of this Annual Report on Form 10-K. Such definitive Proxy Statement will be filed with the Commission not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

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

Business and Corporate Overview

ManTech is a leading provider of innovative technologies and solutions for mission-critical national security programs for the intelligence community; the departments of Defense, State, Homeland Security, Health and Human Services, Veterans Affairs and Justice, including the Federal Bureau of Investigation (FBI); the space communities; and other U.S. government customers.

We use advanced technology to help government and industry meet some of their greatest challenges and succeed in their most important endeavors. We are experts in technology, and we apply our knowledge of different technologies to manage and protect information, support and maintain critical systems, and develop integrated systems to handle complex needs. With more than 45 years of experience in technology, we have earned our stripes in the challenging world of national security, starting with a single U.S. Navy contract and skillfully adapting to changing conditions.

Today, we support more than 50 different government agencies under approximately 1,100 current contracts, and we have been entrusted with some of the most sensitive technology needs of our government. Our emerging commercial business includes proprietary cyber security products and integration services for global technology leaders in big data. As a multi-billion-dollar public Company, we apply our knowledge to national security, cyber, healthcare, law enforcement, business and citizen services, as well as to defense, diplomacy, homeland security and intelligence.

ManTech was founded in 1968 as a New Jersey corporation and was reincorporated as a Delaware corporation in January 2002, just prior to our Initial Public Offering (IPO) in February 2002. We have grown substantially since going public, from revenues of $0.43 billion at the end of 2001 to revenues of $1.77 billion in 2014. At December 31, 2014, we had approximately 7,100 employees. For additional financial information, see Item 8 “Financial Statements and Supplemental Data.”

Industry Background

Our primary customer is the U.S. government, the largest consumer of services and solutions in the United States. In government fiscal year (FY) 2014, the U.S. government obligated about $282 billion on contracted services. Our principal focus is on national security and homeland defense customers. The Department of Defense (DoD) is the largest purchaser of services and solutions in the U.S. government. With a government FY 2015 budget of $554 billion, the DoD accounts for approximately 50% of the total discretionary budget.

After a decade of uninterrupted growth, federal spending came under pressure in recent years given mounting levels of debt. Moreover, contentiousness in Congress created uncertainty about funding levels, leading to a government shutdown in 2013, and delays in contract awards throughout most of 2014. The market environment is beginning to show signs of improvement. In December of 2014, Congress passed an omnibus funding bill for FY 2015 covering all agencies other than the Department of Homeland Security (DHS), which is funded by a continuing resolution (CR) through February 2015. This bill increases the base defense budget $3.3 billion above the enacted FY 2014 level. Aside from the uncertainty for DHS, these developments are beginning to provide our customers with the visibility necessary to develop and actively execute spending plans. Customers are now making funding and award decisions, which is a positive development for our industry.

During 2014, the government continued to implement policies that adversely impact the government services industry. Chief among these was a continued focus on lowest price offers in proposal evaluations among our customers, as well as an increasing emphasis on making awards to small businesses. We expect that many of our customers will continue to factor price over the strength of technical solution in 2015.

We expect government funding priorities will continue to evolve as we exit Afghanistan. FY 2014 demonstrated the importance of preserving defense funding as major global threats, including the Islamic State in the Middle East, Russian support of separatists in Ukraine, continued instability in Syria and Iraq and the Ebola outbreak in West Africa, caused serious concern within the Administration and among Members of Congress. As a result, we believe that the U.S. government's spending will remain robust in key areas for which ManTech is well positioned, including national and homeland security programs, cyber security, sophisticated intelligence gathering and information sharing activities required in a dangerous world, and implementation of new healthcare systems and policies. Also, the government is actively looking for secure cloud-based solutions and data center consolidation to save money as well as systems integration and interoperability to enable better coordination and communication within and among agencies and departments. We believe we are also well positioned in these growth markets.

Our Strategy

We aspire to be our customers' most trusted industry partner, integral to their success. We are a mission-driven Company that is valued by our customers, employees, teammates and investors as the premier provider of technology and engineering services and solutions to the U.S. government market. As industry returns to growth, our strategy to capitalize on the improving market dynamics is comprised of the following:

•Invest in Growth Opportunities

We maintain an enviable position with our customers. Since our founding in 1968, we have focused on providing technology-based solutions and services for mission-critical national security programs. We have several long standing customer relationships; many of our early customers remain our customers today. Because our personnel work in close proximity to our customers, we understand their requirements and are often able to enhance their operations by rapidly identifying and developing solutions for customer-specific requirements. In addition, in 2014, we derived 89% of our revenues as a prime contractor. As a prime, we are able to enhance the relationship with our customers, ensure overall program success, foresee emerging requirements and manage project resources. Our more than 1,100 current contracts, including large Indefinite Quantity/Indefinite Delivery (ID/IQ) vehicles, allow us to compete for work across a wide variety of customers and service offerings.

To leverage this strong competitive position, we are investing in growth opportunities by increasing our business development and bid and proposal spending with a focus on awards in excess of $100 million. During 2014, we submitted more than $6.8 billion in proposals. We also added key solutions architects that enable us to build compelling solutions for large opportunities.

In addition, in 2014 we increased our research and development spending to create technology discriminators and differentiated solutions. As part of this initiative, we are investing in taking our capabilities to new customers. Our emerging Commercial Services business unit leverages its relationship with global technology leaders, including Hortonworks, Saffron Technology, and SAP, along with ManTech's core capabilities and industry expertise in big data, security services and supply chain for our commercial customers. ManTech Cyber Solutions International (MCSI) delivers advanced cyber security and information security products to the commercial and federal marketplace.

•Wisely Use Our Strong Balance Sheet

Our market, business model and financial discipline enable us to generate substantial cash to accelerate our growth and enhance shareholder returns. During FY 2014, we generated $126.9 million in operating cash flow, and as of December 31, 2014, the Company had $24 million in cash and cash equivalents and no debt. During 2014, we paid off our $200 million high-yield debt and we amended and restated our $500 million revolving credit facility, which now has a maturity date of June 13, 2019. The new credit agreement enhances the Company's strong capital position and financial flexibility, providing an increased ability to target high-growth areas organically and through strategic acquisitions.

We plan to advance our internal growth by selectively pursuing strategic acquisitions that can cost-effectively broaden our domain expertise and service offerings and establish relationships with new customers. We have successfully acquired 22 businesses since our IPO in February 2002, and in 2014, we completed acquisitions to strengthen our position in federal health care information technology (IT) and homeland security. We will continue to seek out new growth areas. In particular, we intend to focus on providing new or improved solutions in cyber security, information assurance, insider threat detection, enterprise IT and health IT.

In addition, we believe that it is important to return some of the cash generated by the business to shareholders as part of a balance cash deployment program. In 2014, we paid dividends of $31.3 million. Given the year-end stock price, the annual dividend yield was 3%.

•Enhance our Ability to Deliver Services Efficiently

Our customers are increasingly awarding work to service providers who can provide mission-critical services most efficiently. ManTech has always maintained a very competitive cost structure so we are well-positioned in the marketplace and offer a strong value proposition to our customers. We will continue our focus on being cost-competitive and look for ways to create additional efficiencies in delivering our services. We invested in systems enhancements designed to improve efficiency in our infrastructure and processes, to provide management and customers increased visibility into programs, and to support a wider set of IT offerings.

•Manage the Drawdown in Afghanistan

ManTech has proudly supported the U.S. military in Iraq and Afghanistan over the past decade, reaching peak levels of more than $1.0 billion in annual revenues and approximately 2,000 people in theater. As the military concludes these campaigns, our support has diminished. In 2014, in-theater support represented approximately $198 million in revenues, and we ended the year with approximately 300 people in theater. We will continue to provide unfailing support to vital missions and be ready to reconstitute the capability should the need arise.

Our Solutions and Services

We combine deep domain understanding and technical capability to deliver comprehensive IT, systems engineering and other services and solutions, primarily in support of mission critical national security programs for the intelligence community; DoD; and the healthcare and space communities. We deploy our broad set of services in custom combinations to best address the requirements of our customers' long-term programs. The following solution sets are aligned with the long-term needs of our customers:
•Cyber;
•Software and Systems Development;
•Enterprise Information Technology;
•Multi-Discipline Intelligence;
•Program Protection and Mission Assurance;
•Systems Engineering;
•Test and Evaluation (T&E);
•Command, Control, Communications, Computers, Intelligence, Surveillance and Reconnaissance (C4ISR);
•Training;
•Global Logistics and Supply Chain Management; and
•Management Consulting.

Cyber

Ubiquitous security challenges threaten not just traditional IT, but also national security systems; embedded electronics on ground, sea and aerospace platforms; classified and law enforcement networks and systems; and systems providing critical civilian services, including healthcare. Our security experts tackle the most challenging cyber security problems facing the nation, such as identifying and neutralizing external cyber attacks, engineering tailored defensive security solutions and controls, managing cyber security operations centers (CSOCs), developing robust insider threat detection programs and creating enterprise vulnerability management programs.  We have provided computer network operations support to important national security customers for more than a decade, working across the three domains of computer network attack, defense and exploitation. We provide comprehensive cyber warfare and cyber defense security solutions and services to the DoD, agencies in the intelligence community, Department of State, Department of Justice and other federal agencies, as well as commercial clients. We operate 24/7 CSOCs for several key government customers, including the Department of Justice, Federal Bureau of Investigations (FBI), Executive Office of U.S. Attorneys and several intelligence community agencies.

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

Our commercial cyber security business builds upon our skills and capabilities acquired in support of federal agencies. By offering a full service cyber solutions capability for the commercial market, we are able to provide ManTech services which augment our commercial product line, and likewise offer those cyber security products to our federal customers. We currently provide forensics support, advanced persistent threat detection, incident response, malware analysis, threat intelligence and threat management capability to clients in the financial, energy, retail and U.S. critical infrastructure sectors.

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

Software and Systems Development

We develop, modify and maintain software solutions and complex systems that link together different computing systems and software applications to act as a coordinated whole. This solution set includes a broad array of development activities across the full lifecycle, including requirements analysis, identification of need, planning, design, implementation, integration, enhancement, testing, documentation, deployment and maintenance. Activities cross a variety of development methodologies, including waterfall, prototype model, incremental, iterative, V-Model, Spiral, Agile and Scrum. Supporting disciplines include configuration management, documentation, software quality assurance, embedded systems, project management and user experience.

We develop software solutions and systems across many domains and applications. Modern warfare (whether on a physical or cyber battlefield) requires the warfighter to assess and use information from multiple sources quickly and appropriately. Our experienced software engineers and developers design and support the real-time software applications that cyber security programs, C4ISR systems, and other complex defense and weapons systems rely on to function as designed. As the lead systems integrator for the Marine Corps, ManTech uses its Agile methodology to reduce defects, re-work and overhead costs, resulting in rapid, cost-effective systems integration.

We implement software development solutions in the federal healthcare market. Our technology solutions empower patients and providers with better, richer, and more timely data, care coordination solutions, and imaging management capabilities and all of our technology solutions are built on interoperable platforms to new national standards. For example, ManTech designed and developed the Healthcare Artifact and Image Management Solution (HAIMS) program that provides awareness of and access to patient artifacts and images (A&I) around the world. HAIMS ingests A&I along with metadata information from repositories worldwide, providing global access to military clinicians for search and retrieval of this data. This solution provides clinicians a logical extension to the current electronic health record and newer web-based user interface platforms so that the presence of A&I will be made apparent in the proper clinical context, including associated encounters, radiological and other specialty reports, and dental documentation.

Enterprise IT

IT plays an increasingly central role in the missions of our defense, intelligence and federal civilian customers, and as a result, is an important part of many of our solution areas. We develop, implement and sustain solutions that leverage technology across an enterprise to deliver a service to improve mission performance and lower costs for our government customers. Solutions typically involve hardware and software to support the core technology infrastructure, such as data centers, cloud services, e-mail or desktop computing. Specific applications include IT service management, help desk, data center consolidation, enterprise architecture, mobile computing and device management, network operations and infrastructure, virtualization/cloud computing, network and database administration, enterprise systems development and management, and Infrastructure as a Service (IaaS). The backbone of our global capabilities is a comprehensive ISO 9001:2000-certified management and control system designed to provide best value for our customers and to lower the total cost of ownership across the systems' lifecycles.

We leverage our strong engineering discipline to aid our customers in moving their IT enterprise infrastructure and applications from disparate instances into cloud and virtual offerings. The migration towards customer private secure cloud architectures is compelling because it enables our customers to integrate their global IT infrastructure optimally, while still providing the geo-specific requirements where necessary. For a DoD customer we are consolidating multiple instances of stove-piped applications onto a single utility cloud backbone, allowing these legacy applications to continue supporting their mission while lowering the overall operations cost. We have spearheaded the development of cloud architecture for the U.S. Army's Distributed Common Ground Systems (DCGS-A) and have provided experienced technical personnel, extensive corporate knowledge and battle-tested system solutions. We support the sustainment of regional and edge clouds today and will continue to field and test innovative cloud concepts and technologies and help the government develop and use them in the future.

We also support the FBI's Criminal Justice Information Services (CJIS), where we are providing operations and maintenance support to one of the world's largest data centers. FBI CJIS equips the law enforcement, national security and intelligence community with the criminal justice information they need to protect the United States while preserving civil liberties. ManTech operates, maintains, refreshes and enhances FBI CJIS IT systems required to process and share mission-critical information for members of the law enforcement community in the United States and abroad. ManTech is sustaining systems that support millions of requests each day, including when police check vehicle license plates or look for a fingerprint match against the largest biometrics database in the world. The mission-critical systems we support must be operational and available 24/7; we understand that the impact to police officers, FBI agents, customs agents and government agencies nationwide would be significant, even life-threatening, if the systems were to go down. Specific functions supported include IT system operations and maintenance, database administration, cyber security and hardware and data center support.

One area of particular emphasis is the creation of a seamless medical record across the DoD and the Department of Veterans Affairs (VA). The Bidirectional Health Information Exchange (BHIE) has been the primary interoperability platform between the DoD and the VA for many years. Used daily by thousands of providers, it is one of the world's most comprehensive and highest volume Health Information Exchanges (HIEs). ManTech helped migrate the legacy BHIE system toward modern health IT standards by adopting the Nationwide Health Information Network and associated standards wherever possible. The Virtual Lifetime Electronic Record (VLER) effort, which is being carried out in conjunction with the BHIE upgrade project, enables sharing not only between DoD and VA, but also between the government and civilian provider networks and local HIEs. ManTech has developed VLER-Health on behalf of the DoD in conjunction with its work to upgrade the BHIE. Functional domain content for BHIE and VLER-Health overlaps significantly; ManTech is integrating these two projects to share data-access methods and use DoD's Nationwide Health Information Network gateway.

ManTech provides the DISA with a unified and secure situational-awareness management environment. ManTech supports the integration of DISA's Operations Support System and its Global NetOps Information Sharing Environment. This enhancement of DISA's NetOps infrastructure will improve the quality and timeliness of collaborative decision-making regarding the employment, protection and defense of the Global Information Grid.

Multi-Discipline Intelligence

We provide specialized IT solutions and mission support services to national intelligence agencies and other classified customers. Specific solutions include support to strategic and tactical intelligence systems, networks and facilities; development and integration of collection and analysis systems and techniques; and support to the development and application of analytical techniques to counterintelligence, Human-Intelligence operations/training and counterterrorist operations.

ManTech provides SIGINT collection, analysis and dissemination, intelligence analysis and linguistics, and computer network operations, including monitoring and protection, cyber operations support, and collaboration tools and analysis to support the intelligence lifecycle. We develop, integrate and maintain advanced signal processing systems to support classified programs and facilities that collect and process intelligence.

We provide embedded counterterrorism and counterintelligence analytical expertise to the U.S. Southern Command to skillfully research, corroborate and determine key nodes in threat organizations. The tailored intelligence products produced by our analysts directly contribute to U.S. national security objectives and aid senior decision makers at U.S. Southern Command to develop and carry out effective defense and policy strategies throughout Latin America and the Caribbean.

Program Protection and Mission Assurance

Highly-classified programs, including intelligence operations and military programs, require secrecy management and security infrastructure services from a trusted and experienced provider. These services can include vulnerability assessment, insider threat protection, exposure analysis, secrecy architecture design, security policy development and implementation, lifecycle acquisition program security, operations security, information assurance, Anti-Tamper, Export Compliance support, foreign disclosure, system security engineering, security awareness and training, comprehensive security support services and technical certification and accreditation services. We provide integrated security support for a number of programs, including the Joint Strike Fighter (JSF) Program, which presents one of the most complex security problem sets of any weapon system in our nation's history due to the numerous highly classified technologies incorporated in its design and international content in both its development and its usage.

As part of our program protection support, we provided network architecture planning and implementation services and systems engineering services within secure environments requiring the application of multi-level security policies across the enterprise. Secure enterprise-wide network infrastructures and components include local area network/wide area network architectures, messaging architectures, network management solutions, directory services architecture and web hosting. For example, we developed a state-of-the-art analytic environment that provides access to regional, national and international information with appropriate security level access controls, providing direct operational support to time-sensitive counterterrorism activities in support of an intelligence community customer.

In addition, ManTech provides comprehensive mission assurance in the development, acquisition, manufacturing, testing, integration and site support of mission critical systems to include space lift and satellite systems. We provide full spectrum security; reliability, maintainability and availability engineering; systems-safety engineering; hardware and software quality engineering;

software assurance practices; and lifecycle support. ManTech personnel develop and review mission assurance and safety requirements and carry out design reviews and analysis, safety analysis, requirements verification, test readiness reviews, integration and test support, and operations support to ensure that those requirements are designed into systems.

ManTech provides comprehensive safety, reliability, quality assurance and engineering support to NASA Flight Projects and the U.S. Air Force Space and Missile Systems Center. ManTech specialists troubleshoot safety issues during launch, on orbit, or in flight, and our work has influenced redesign of components and processes to improve safety. Our independent assessment teams solve problems independently for our customers and improve complex procedures and operations. ManTech's metrology teams expertly calibrate the most sophisticated instruments to ensure proper measurement of data and conditions. Some of our specific launch-safety services include basic assessments; specialized risk programs; databases; evaluation of potential impacts to facilities, operations and workers; and other activities critical to both the vehicle and the mission.

Systems Engineering

Since 1968, ManTech's scientists and engineers have provided disciplined systems engineering support, including process development and implementation; mission analysis and architecture; requirements analysis, development and management; tactical systems development and integration; modeling and simulation; test and evaluation/Independent Validation & Verification (IV&V); concepts of operations, risk management and reliability and maintainability.

We currently provide systems engineering support to a wide range of customers, including programs and offices within the DHS, DoD and intelligence community. For example, we perform comprehensive systems engineering services to analyze, develop and integrate solutions for U.S. Navy hardware and software requirements across subsurface, surface, ground, air and space domains; provide acquisition and program management support for the DHS's Customs and Border Protection (CBP) Office of Technology, Innovation and Acquisition; and support current and future space launch operations for the U.S. Air Force Launch and Range Systems Wing with systems engineering and integration services. We also provide scientific, engineering and technical support services to the Department of Energy's SunShot Initiative, which aims to reduce by 75% the cost of utility-scale electricity at the grid by the year 2020.

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

Test and Evaluation

ManTech is a leading provider of Test and Evaluation (T&E) services to a wide range of defense, intelligence, homeland security and space customers. We provide comprehensive T&E services for tactical and strategic C4ISR systems and National Security Systems and Information Technology Systems (NSS/ITS). Our knowledge of DoD testing and evaluation policies and procedures ensures that technical solutions are complete and align with test requirements. Our T&E services are tightly linked with our systems engineering capabilities and include specific competencies in test engineering, preparation and planning; modeling and simulation; test range operations and management; systems and cyber vulnerability; and IV&V. Employing a technical staff with a wide range of practical experience and education, we provide our clients with the right skill sets to support and perform operational and developmental tests.

ManTech's developmental T&E professionals verify systems for all types of federal acquisition programs, from planning through reporting phases. Our test engineers develop requirements and assess the technical maturity of systems before those systems are designated as programs of record. We monitor and review vendor testing to verify system performance against the technical specifications, and we plan and conduct developmental testing to ensure that systems are ready for operational testing. Our operational T&E professionals plan and execute a wide array of operational programs to ensure that systems meet requirements for effectiveness, suitability, interoperability and survivability in operational environments. ManTech's test engineers plan and conduct integrated testing to streamline cost, schedule and risk during operational testing. Our approach minimizes "surprise discovery" during Initial Operational T&E (IOT&E).

We test complex and mission-critical hardware and software systems used by the Army, Navy and Marine Corps, with many of these customer relationships spanning more than three decades. We have played key roles in improving the performance, reliability, maintainability, supportability and weapons effectiveness of all Navy in-service rotary and fixed wing platforms and their associated systems and ordnance. Likewise, we maintain a facility to support Marine Corps intelligence systems research and development, providing the T&E to ensure these systems meet specified requirements for Marines in the field.

We perform independent tests to certify that new or upgraded systems operate in accordance with design requirements and interoperate with legacy systems. For example, ManTech has installed, operated and maintained a large and complex joint test environment for the Joint Interoperability Test Command (JITC) within DISA. ManTech has provided continuous technical and operational support to DISA's JITC for more than 20 years. In that time, it has established itself as a joint testing center of excellence. ManTech performs a broad range of services associated with the Command's overall mission. These services include joint interoperability certification, operational T&E and standards conformance testing on tactical and strategic C41 systems as well as NSS/ITS in support of military operations. We have also performed certification services for aircraft weapon systems in support of U.S. Naval Air Systems Command programs.

Additionally, we are the prime contractor supporting the U.S. Army's Electronic Proving Ground at Fort Huachuca, AZ. ManTech provides support testing for command, control, communications, computers and intelligence, navigation and sensor systems for reliability, availability and maintainability, electromagnetic interference/electromagnetic compatibility and security. We provide a full spectrum of services including scientific, engineering, technical, administrative, maintenance and logistics. Other services include instrumentation and hardware/software-related development, as well as laboratory/test bed operations and special studies in Aberdeen Proving Ground, MD; Fort Huachuca and Yuma Proving Ground, AZ; Fort Hood and Fort Bliss, TX; Fort Lewis, WA; and White Sands Missile Range, NM.

Command, Control, Communications, Computers, Intelligence, Surveillance and Reconnaissance

Military operations increasingly rely on communication and information architectures that offer global connectivity and interoperability between joint, interagency and multi-national forces. ManTech is a proven leader in the design, development, analysis, implementation and support of all aspects of C4ISR systems and technology in support of national defense, intelligence and homeland security missions. Our C4ISR solutions and services include systems engineering, systems integration and software engineering using the latest Agile methodologies. We integrate systems, sensors, multi-source intelligence information, data dissemination systems and applications to ensure the troops have the right information at the right time on the battlefield.

Our support spans the entire lifecycle continuum, from initial requirements assessment and program management support, through engineering, development and integration, test and evaluation, deployment and training to the ultimate operation and maintenance of C4ISR solutions. Our experience spans all of the military services, with support provided in the U.S. and in deployed locations worldwide. We are also engaged across ground, airborne and space domains to include command-and-control (C2) infrastructure; ISR platforms and sensors; and the communication, dissemination and analysis of data.

We have developed, tested, fielded and supported systems for the United States government worldwide, and have provided C4ISR operations and maintenance support for every major military deployment since Operation Desert Storm. ManTech personnel have been the primary managers, developers or support leads for Global Hawk, DarkStar, UCAV for the Navy and Air Force, UCAR and Canard Rotor Wing, as well as for manned airborne systems such as the U-2 and Guardrail. ManTech has also led support teams in space-based ISR, including Space Based Radar, Baseline National Reconnaissance Office imaging systems, Next Imaging System, the ground-based Space Surveillance Telescope and other national programs. ManTech personnel are responsible for the design, installation and testing of the Ground-Based Midcourse Defense (GMD) Prime Consolidated Integration Laboratory and the mission-control consoles at the Joint National Integration Center (JNIC) for GMD Distributed Ground Test and Integrated Flight Test.

Through various roles from program management and acquisition support to software development and integration, we have supported the delivery of C4ISR-related solutions for the U.S. Army Communications-Electronics Command (CECOM), the U.S. Navy SPAWAR and the Marine Corps Systems Command (MARCORSYSCOM). Our experience in delivering new capabilities includes many critical systems such as the Joint Network Node (JNN), the DCGS-A, the Advanced Monitoring Display System (AMDS), the EQ-36 RADAR system and many others. ManTech has a proven record in successful post-development support for C4ISR systems. For major systems like the Army's DCGS-A and Base Expeditionary Targeting and Surveillance Systems-Combined (BETSS-C), we provide training, fielding, logistics support and forward maintenance.

Training

ManTech provides blended, interactive training solutions to support systems and personnel worldwide to enhance knowledge, skills and competencies. Specific offerings include instructional systems design; web-based and instructor-led training, distributed training and technology; live/virtual/constructive (LVC) training; and interactive courseware and simulations. ManTech's training organizations remain consistently capable of meeting any training need our customers have encountered. ManTech personnel have developed training curriculum for occupational specialties, delivering instructional material for use in classrooms, on the job, via distributable DVD, or on Enterprise Learning Management Systems such as Army Knowledge Online (AKO) and Navy Knowledge Online (NKO).

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

ManTech’s cutting edge training technology is best shown in our Cyber Security training work we are doing for the U.S. Cyber Command, the Defense Information Systems Agency and the Marine Corp. To meet these customers' needs in the areas of Information Assurance/Computer Network Defense (IA/CND) training, ManTech developed virtualized Cyber Range environments that can emulate customer networks down to specific tools being used and can simulate real host network traffic. These Cyber Ranges allow for realistic training scenarios that enable students to demonstrate their knowledge and respond to countless situations across any desired learning objective. The ranges can be accessed from anywhere in the world through secure authentication saving the DoD millions of dollars in travel expenses. As an additional benefit, these environments are also being leveraged by the DoD to conduct Certification & Accreditation, T&E and IV&V activities at a fraction of current costs.

Global Logistics and Supply Chain Management

We are major providers of global logistics, which spans a wide range of core services, including supply chain management support (such as warehousing, logistics management, shipping/receiving and global property management), maintenance and reset of ground vehicles and electronics, business process outsourcing, transportation using contracted and government provided services and other field services support (including fielding, training and operations support).

ManTech developed Agile tools and processes to streamline supply-chain management for our critical programs. We use our proprietary LogMASTRE® system on large projects around the world to successfully track all maintenance and supply requirements, and we customized LogMASTRE® to meet the logistics needs of any project or customer. LogMASTRE® provides role-based access to operational, maintenance and logistics actions, and its dashboards offer a quick and descriptive view of system status by functional area, 24/7/365.

We provide logistics, repair and maintenance services, unique system training and development curriculum support, resource management and inventory tracking technologies for complex, critical and specialized customer systems in deployed, isolated and remote locations worldwide. Since 2003, ManTech has supported the U.S. military's route clearance vehicles and other counter-improvised explosive device (IED) vehicles and systems, including Mine-Resistant Ambush-Protected (MRAP) vehicles and MRAP All-Terrain Vehicles (M-ATV). We provide battle damage assessment and repair, field maintenance, forward repair, logistics analysis, and provisioning support services. To that end, we develop and manage supply levels and the streamlined operation of supply-chain channels, including vendor partnerships with original equipment manufacturers to ensure the expedient, unencumbered delivery of systems and parts to forward operating theater locations. ManTech provides a full range of logistics and maintenance support for the U.S. military, at home, and in theater, with the ability to deploy rapidly anywhere. ManTech designs and operates logistics management systems to last through the operational lifecycle of any weapons or equipment system.

Our maintenance and sustainment services support a variety of C4ISR and countermine equipment. We perform fault diagnosis, screening, repair, overhaul, refurbishment and system installation as well as calibration and alignment. ManTech's maintenance support includes electronics and mechanical support such as generator and electronic control unit (ECU) repair and overhaul. We also install C4ISR and electronic equipment/systems and provide a 24/7 help desk for technical support. ManTech has provided field support services to the U.S. Army Communications Electronics Command during military operations in hostile environments. Embedded with deployed combat units, our technicians install, integrate and maintain secure satellite communications, IT systems, and electronics equipment. We quickly deploy ManTech personnel and equipment, worldwide, through 23 Army-owned support centers that we operate in six countries.

Management Consulting

We help organizations improve their performance by providing objective advice, specialized expertise and access to industry "best practices" in the form of organizational change management assistance, process analysis, technology implementation, strategy development or operational improvement services. Specific applications include environmental, range and sustainability services; healthcare analytics, such as population health analyses; and "big data" solutions to drive better decision-making and controls.

Our management consulting solutions include a focus on transforming health care by analyzing, designing, implementing, and evaluating information and communication systems that enhance individual and population health outcomes, improve patient care and strengthen the clinician-patient relationship. ManTech collaborates with clinicians in the development of health informatics tools that promote safe, efficient, effective, timely, patient-centered and equitable patient care. We also collect, manage and analyze large amounts of demographic and clinical data to help our customers prevent or treat disease to improve the health and quality of life in communities across the U.S. and worldwide.

ManTech is also a leader in the fields of environmental, range and sustainability planning, regulatory compliance, biological resources and policy development. In an increasingly interconnected world with growing demands for limited resources, we provide trusted solutions that meet today's most pressing challenges while securing the future. Our multidisciplinary staff of planners, scientists, analysts and managers brings the education, experience and expertise to develop and execute comprehensive sustainability strategies and environmental compliance programs in support of government and industry. We work with our customer to manage and comply with the nation's most important environmental laws, including the National Environmental Policy Act, the Endangered Species Act and the Marine Mammal Protection Act. We also provide ocean and coastal environmental planning, coastal zone management planning, biological surveys and monitoring, bioacoustics and noise analysis, habitat restoration, invasive species management and solid-waste compliance support.

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

Our Customers

Our primary customers are U.S. government intelligence, military, space and civilian agencies. In addition, we support some state and local governments and commercial customers. We derive most of our revenues from national security and homeland defense customers. We have successful, long-standing relationships with our customers, having supported many of them for over 45 years.

Year Ended December 31,	Percentage of Revenues from U.S. Government Customers	Percentage of Revenues from National Security and Homeland Defense
2014	98.9%	92.2%
2013	99.0%	95.6%
2012	99.2%	95.4%

Our customers include the departments of Defense, State, Homeland Security, Health and Human Services, Veteran Affairs and Justice, including the FBI; the space communities and other U.S. government customers.

To provide deep understanding of our customers' missions, we target candidates for employment who have served in the military or as civilian experts in the intelligence community and DoD, as well as those who are leading specialists in their technology disciplines. Since 2006, we have annually been ranked in the Top 10 in the nation on the G.I. Jobs Magazine Military-Friendly Employers list.

Our U.S. government customers typically exercise independent contracting authority, and even offices or divisions within an agency or department may directly, or through a prime contractor, use our services as a separate customer so long as that customer has independent decision-making and contracting authority within its organization. For example, under a contract with one of the

Army's contracting agencies, program managers throughout the Army and from other services and defense agencies are able to purchase a wide range of our solutions. The U.S. Army Tank-Automotive Armament Command (TACOM) contract accounted for 7.5%, 19.4% and 22.2% of our revenues for the years ended December 31, 2014, 2013 and 2012, respectively.

Foreign Operations

We treat sales to U.S. government customers as sales within the United States regardless of where the services are performed. U.S. revenues were approximately 99.7%, 99.8% and 99.8% of our total revenues for the years ended December 31, 2014, 2013 and 2012, respectively. International revenues were approximately 0.3%, 0.2% and 0.2% of our total revenues for the years ended December 31, 2014, 2013 and 2012, respectively.

Backlog

At December 31, 2014, our backlog was $3.3 billion, of which $0.8 billion was funded backlog. At December 31, 2013, our backlog was $3.9 billion, of which $1.1 billion was funded backlog. The decrease in our backlog primarily reflects reduced demand on contracts related to Overseas Contingency Operations (OCO) resulting from the accelerated withdrawal from Afghanistan. We expect that approximately 38% of our total backlog will be recognized as revenues prior to December 31, 2015.

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

We define funded backlog to be the portion of backlog for which funding currently is appropriated and allocated to the contract by the purchasing agency or otherwise authorized for payment by the customer upon completion of a specified portion of work. Our funded backlog does not include the full value of our contracts because Congress often appropriates funds for a particular program or contract on a yearly or quarterly basis, even though the contract may call for performance that is expected to take a number of years.

Changes in the amount of our backlog and funded backlog result from potential future revenues following the execution of new contracts or the extension of existing contracts, reductions from contracts that end or are not renewed, reductions from the early termination of contracts and adjustments to estimates for previously included contracts. Changes in the amount of our funded backlog also are affected by the funding cycles of the government. Our estimates of future revenues are inexact and the receipt and timing of any of these revenues is subject to various contingencies, many of which are beyond our control. The actual accrual of revenues on programs included in backlog and funded backlog may never occur or may change because a program schedule could change, a program could be cancelled, a contract could be modified or cancelled, an option that we have assumed would be exercised is not exercised or initial estimates regarding the amount of services that we may provide could prove to be wrong. For the same reason, we believe that period-to-period comparisons of backlog and funded backlog are not necessarily indicative of future revenues that we may receive.

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

Seasonality

Our business is not seasonal. However, it is not uncommon for U.S. government agencies to award extra tasks or complete other contract actions in the weeks before the end of the U.S. government's fiscal year (which is September 30) in order to avoid the loss of unexpended fiscal year funds. Additionally, our quarterly results are impacted by the number of working days in a given quarter. There are generally fewer working days for our employees to generate revenues in the first and fourth quarters of our fiscal year.

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

Forward-Looking and Cautionary Statements

Set forth below are the risks that we believe are material to our investors. You should carefully consider the following risks together with the other information contained in or incorporated by reference into this Annual Report on Form 10-K, including our consolidated financial statements and notes thereto. The risks described below are not the only risks facing us. Additional risks and uncertainties not currently known to us, or those we currently deem to be immaterial, may also materially and adversely affect our business, financial condition or results of operations. This section contains forward-looking statements. You should refer to the explanation of the qualification and limitations of forward-looking statements set forth at the beginning of this Annual Report.

Risks Related to Our Business

We depend on contracts with the U.S. government for substantially all of our revenues. If our relationships with the U.S. government were harmed, our business, future revenues and growth prospects could be adversely affected.

We derive the vast majority of our revenues from our U.S. government customers. We expect that U.S. government contracts will continue to be the primary source of our revenues for the foreseeable future. Our business, prospects, financial condition or operating results could be materially harmed if:

•	We are suspended or debarred from contracting with the U.S. government or a significant government agency;

•	Our reputation or relationship with government agencies is impaired; or

•	The government ceases to do business with us, or significantly decreases the amount of business it does with us.

Among the key factors in maintaining our relationships with U.S. government agencies are our performance on individual contracts and task orders, the strength of our professional reputation and the relationships of our senior management with our customers.

U.S. government spending levels for programs we support may change or be delayed in a manner that adversely affects our future results and limits our growth prospects.

Our business depends upon continued U.S. government expenditures on intelligence, defense and other programs that we support. These expenditures have not remained constant over time. Over the last couple years, in the face of growing national debt and long-term fiscal challenges facing the nation, spending levels for U.S. government programs generally, and in particular the U.S. defense budget, have come under pressure. Federal budget constraints may affect future levels or timing of expenditures, place pressure on operating margins in our industry, and shift expenditures to programs in areas where we do not currently provide services, thereby adversely impacting our future results of operations. A reduction in the amount of services that we are contracted to provide, or incorporation of less favorable terms in existing or future contracts, could cause an adverse impact on our business and future results of operations.

The failure by Congress to approve budgets on a timely basis for the federal agencies we support could delay procurement of our services and solutions and cause us to lose future revenues.

On an annual basis, Congress must approve budgets that govern spending by the federal agencies that we support. In years when Congress is not able to complete its budget process before the end of the U.S. government's fiscal year on September 30, Congress typically funds government operations pursuant to a continuing resolution. A continuing resolution allows U.S. government agencies to operate at spending levels approved in the previous budget cycle. When the U.S. government operates under a continuing resolution, it may delay funding we expect to receive from customers on work we are already performing and will likely result in new initiatives being delayed or in some cases cancelled. The U.S. government's failure to complete its budget process, or to fund government operations pursuant to a continuing resolution, may result in a U.S. government shutdown, such as that which occurred during the 2013 fiscal year.

We derive most of our revenues from contracts awarded through competitive bidding processes, and our revenue and profitability may be adversely impacted if we fail to compete effectively in such processes, or if there are delays as a result of our competitors' protests of contract awards that we receive.

We derive a significant portion of revenues from U.S. government contracts awarded through a competitive bidding process. We do not anticipate that this will change in the foreseeable future. Our failure to compete effectively in this procurement environment would have a material adverse impact on our revenue and profitability. The competitive bidding process involves risk and significant costs to businesses operating in this environment including:

•	Spending substantial cost and managerial time and effort to prepare bids and proposals for contracts that may not be awarded to us, which may result in reduced profitability;

•
Expending resources and making financial commitments (such as procuring leased premises) and bidding on programs in advance of the completion of their design, which may result in unforeseen difficulties in execution, cost overruns, or, in the case of unsuccessful competition, the loss of committed costs.

•
Incurring expense and delays due to protests or challenges of contract awards made to us from unsuccessful bidders, including the risk that any such protest or challenge could result in the resubmission of bids on modified specifications, or in the termination, reduction or modification of the awarded contract, which may result in reduced profitability;

•	Changes in policy and goals by the government providing set-aside funds to small business, disadvantaged businesses and other socio-economic requirements in the allocation of contracts; and

•	Failing to accurately estimate the resources and cost structure that will be required to service any contract we are awarded.

Additionally, many of our customers have increasingly focused on cost as a key component of the procurement evaluation process. This focus has increased competitive pricing pressures and resulted in a reduction to the profits we expect to earn on our U.S. government contracts. Specifically, the use by the U.S. government of a lowest price/technically acceptable standard for contract awards, may require us to decrease the margin by which we expect our bid price to exceed our costs.

If we are unable to win particular contracts that are awarded through the competitive bidding process, in addition to the risk that our operating results may be adversely affected, we may be unable to operate in the market for services that are provided under those contracts for a number of years.

We face aggressive competition that can impact our ability to obtain contracts, and therefore affect our future revenues and growth prospects.

We operate in highly competitive markets and generally encounter intense competition to win contracts, which are usually subject to competitive bidding processes. We may not be able to continue to win competitively awarded contracts at historic levels. We compete with larger companies that have greater name recognition, financial resources and larger technical staffs than we have. We also compete with smaller, more specialized companies that are able to concentrate their resources on particular areas. To remain competitive, we must provide superior service and performance on a cost-effective basis to our customers. Our competitors may be able to provide our customers with different or greater capabilities or better contract terms than we can provide, including technical qualifications, past contract experience, geographic presence, price and the availability of qualified professional personnel. In particular, increased efforts by our competitors to meet U.S. government requirements for efficiency and cost reduction may necessitate that we become more competitive with respect to price, and thereby potentially reduce our profit margins, in order to win or maintain contracts. In addition, our competitors may consolidate or establish teaming or other relationships among themselves or with third parties to increase their ability to address customers' needs.

Our earnings and profitability may be adversely affected if we do not accurately estimate the expenses, time and resources necessary to satisfy some of our contractual obligations.

We enter into three types of U.S. government contracts for our services: cost-reimbursable, time-and-materials and fixed-price. Our customers have increasingly procured our services under cost-reimbursable contracts, which tend to offer lower margin opportunities than other contract types. For our last three fiscal years, we derived revenues from such contracts as follows:

	Year Ended December 31,
	2014	2013	2012
Cost-reimbursable	68.9%	72.3%	51.0%
Fixed-price	21.1%	16.8%	16.2%
Time-and-materials	10.0%	10.9%	32.8%
Total	100.0%	100.0%	100.0%

Each of these types of contracts, to varying degrees, involves some risk that we could underestimate our cost of fulfilling the contract, which may reduce the profit we earn or lead to a financial loss on the contract.

•
Under cost-reimbursable contracts, we are reimbursed for allowable costs and paid a fee, which may be fixed or performance-based. To the extent that the actual costs incurred in performing a cost-reimbursable contract are within the contract ceiling and allowable under the terms of the contract and applicable regulations, we are entitled to reimbursement of our costs, plus a profit. However, if our costs exceed the ceiling or are not allowable under the terms of the contract or applicable regulations, we may not be able to recover those costs. In particular, there is increasing focus by the U.S. government on the extent to which contractors are able to receive reimbursement for employee compensation.

•
Under fixed-price contracts, we perform specific tasks for a fixed price. Compared to cost-plus contracts, fixed-price contracts generally offer higher margin opportunities, but involve greater financial risk because we bear the impact of cost overruns, which could result in increased costs and expenses. Because we assume such risk, an increase in the percentage of fixed-price contracts in our contract mix, whether caused by a shift by the U.S. government toward a preference for fixed-price contracts or otherwise, could increase the risk that we suffer losses if we underestimate the level of effort required to perform the contractual obligations.

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

Many of our U.S. government customers execute their procurement budgets through multiple award contracts under which we are required to compete for post-award orders, or for which we may not be eligible to compete, potentially limiting our ability to win new contracts and increase revenues.

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

U.S. government contracts contain provisions giving government customers a variety of rights that are unfavorable to us, including the ability to terminate a contract at any time for convenience.

U.S. government contracts contain provisions and are subject to laws and regulations that give the government rights and remedies not typically found in commercial contracts. These provisions may allow the government to:

•	Terminate existing contracts for convenience, as well as for default;

•	Reduce orders under, or otherwise modify contracts or subcontracts;

•	Cancel multi-year contracts and related orders if funds for contract performance for any subsequent year become unavailable;

•	Decline to exercise an option to renew multi-year contracts or issue task orders in connection with multiple award contracts;

•	Suspend or debar us from doing business with the U.S. government or with a government agency;

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

We may not realize as revenue the full value of our backlog, which could adversely affect our expected future revenues and growth prospects.

As of December 31, 2014, our backlog was $3.3 billion, of which $0.8 billion was funded. Backlog is our estimate of the remaining future revenues from existing signed contracts, assuming the exercise of all options relating to such contracts and including executed task orders issued under ID/IQ contracts. Backlog also includes estimates of revenues for solutions that we believe we will be asked to provide in the future under the terms of ID/IQ contracts for which we have an established pattern of revenues. Our estimates are based on our experience using such vehicles and similar contracts. However, due to the U.S. government's ability to not exercise contract options, and to terminate or modify our programs and their associated contracts, we cannot assure that all, or any, of such estimated contract revenues will be recognized. Furthermore, the actual receipt of revenue from contracts included in backlog may never occur or may be delayed because: a program schedule could change or the program could be cancelled; or a contract's funding or scope could be reduced, modified, delayed or terminated early, including as a result of a lack of appropriated funds or as a result of cost cutting initiatives and other efforts to reduce U.S. government spending. Our unfunded backlog, in particular, contains management's estimate of amounts expected to be realized on unfunded contract work that may never be realized as revenues. If we fail to realize as revenues those amounts included in our backlog, our future revenues and growth prospects may be adversely affected.

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

Goodwill represents a significant asset on our balance sheet, and changes in future business conditions could cause these investments to become impaired, requiring substantial write-downs that would reduce our operating income.

As of December 31, 2014, our goodwill was $851.6 million. The amount of our recorded goodwill may substantially increase in the future as a result of any acquisitions that we make. We evaluate the recoverability of recorded goodwill amounts annually, or when evidence of potential impairment exists. Impairment analysis is based on several factors requiring judgment and the use of estimates, which are inherently uncertain and based on assumptions that may prove to be inaccurate. Additionally, material changes in our financial outlook, as well as events outside of our control, such as deteriorating market conditions for companies in our industry, may indicate a potential impairment. When there is an impairment, we are required to write down the recorded amount of goodwill, which is reflected as a charge against operating income. We recorded a non-cash goodwill impairment charge of $118.4 million for the year ended December 31, 2013.

If we fail to comply with complex procurement laws and regulations, we could lose business and be liable for various penalties or sanctions.

We must comply with laws and regulations relating to the formation, administration and performance of U.S. government contracts. These laws and regulations affect how we conduct business with our U.S. government customers. In complying with these laws and regulations, we may incur additional costs. Non-compliance could result in the imposition of fines and penalties, including contractual damages. Among the more significant laws and regulations affecting our business are the following:

•	The Federal Acquisition Regulation, which comprehensively regulates the formation, administration and performance of U.S. government contracts;

•	The Truth in Negotiations Act, which requires certification and disclosure of all cost and pricing data in connection with contract negotiations;

•	The Cost Accounting Standards and Cost Principles, which impose accounting requirements that govern our right to reimbursement under certain cost-based U.S. government contracts;

•	Laws, regulations and executive orders restricting the use and dissemination of information classified for national security purposes and the export of certain products, services and technical data;

•	U.S. export controls, which apply when we engage in international work; and

•	The Foreign Corrupt Practices Act.

Failure to comply with these laws and regulations can lead to severe penalties, both civil and criminal, and can include debarment from contracting with the U.S. government.

Our contracting agency customers periodically review our compliance with procurement laws and regulations, as well as our performance under the terms of our U.S. government contracts. If a government review or investigation uncovers improper or illegal activities, we may be subject to civil or criminal penalties or administrative sanctions, including the termination of contracts, forfeiture of profits, the triggering of price reduction clauses, suspension of payments, fines and the suspension or debarment from doing business with federal government agencies.

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

Unfavorable U.S. government audits or results of other investigations could subject us to penalties or sanctions, adversely affect our profitability, harm our reputation and relationships with our customers or impair our ability to win new contracts.

The Defense Contract Audit Agency (DCAA) and other government agencies routinely audit and investigate government contracts and contractor systems. These agencies review a contractor's performance on its contract, cost structure and compliance with applicable laws, regulations and standards. The DCAA also reviews the adequacy of, and a contractor's compliance with, its internal control systems and policies, including the contractor's accounting, purchasing, estimating, compensation and management information systems. Allegations of impropriety or deficient controls could harm our reputation or influence the award of new contracts. Any costs found to be improperly allocated to a specific contract will not be reimbursed, while such costs already reimbursed must be refunded. In recent years, U.S. government contractors have faced increased scrutiny by the DCAA and other U.S. government agencies. For example, among other matters, the DCAA has begun to focus on the strict adherence by technology support contractors to labor qualification requirements contained in the terms of U.S. government contracts that we support. If any of our internal control systems or policies is found non-compliant or inadequate, payments may be withheld or suspended under our contracts or we may be subjected to increased government scrutiny and approval requirements that could delay or adversely affect our ability to invoice and receive timely payment on our contracts, perform contracts or compete for contracts with the U.S. government. As a result, a DCAA audit could materially affect our competitive position and result in a substantial adjustment to our revenues and adversely affect our profitability.

Our failure to maintain strong relationships with other contractors, or the failure of contractors with whom we have entered into a subcontract or prime contract relationship to meet their contractual obligations to us or our clients, could have a material adverse effect on our business and results of operations.

As a prime contractor, we often rely on other companies to perform some of the work under a contract, and we expect to continue to depend on relationships with other contractors for portions of our delivery of services and revenue in the foreseeable future. There is a risk that we may have disputes with our subcontractors arising from, among other things, the quality and timeliness of work performed by the subcontractor, client concerns about the subcontractor, our failure to extend existing task orders or issue new task orders under a subcontract, or our hiring of a subcontractor’s personnel. In addition, if any of our subcontractors fail to deliver the agreed-upon supplies or perform the agreed-upon services on a timely basis, our ability to fulfill our obligations as a prime contractor may be jeopardized. Material losses could arise in future periods and subcontractor performance deficiencies could result in a client terminating a contract for default. A termination for default could expose us to liability and have an adverse effect on our ability to compete for future contracts and orders.

For the years ended December 31, 2014 and 2013, we derived 11% and 9% of our revenues, respectively, from contracts in which we acted as a subcontractor to other contractors. As a subcontractor, we often lack control over fulfillment of a contract. Poor performance on such contracts could impact our reputation, even if we perform as required. In addition, as a subcontractor, we may be unable to collect payments owed to us by the prime contractor, even if we have performed our obligations under the contract, as a result of, among other things, the prime contractor’s inability to fulfill the contract.

Additionally, we occasionally enter into joint ventures so that we can jointly bid and perform on a particular project. The success of these and other joint ventures depends, in large part, on the satisfactory performance of the contractual obligations by our joint venture partners. If our partners do not meet their obligations, the joint ventures may be unable to adequately perform and deliver their contracted services. Under these circumstances, we may be required to make additional investments and provide additional services to ensure the adequate performance and delivery of the contracted services. These additional obligations could result in reduced profits or, in some cases, significant losses for us with respect to the joint venture, which could also affect our reputation in the industries we serve.

Internal system or service failures, including those resulting from cyber or other security threats, could disrupt our business and impair our ability to effectively provide our services to our customers, which could damage our reputation and have a material adverse effect on our business and results of operations.

We create, implement and maintain information technology and engineering systems, and provide services that are often critical to our customers' operations, some of which involve classified or other sensitive information in intelligence, national security and other classified or sensitive customer functions. As a result, we are subject to systems or service failures, not only resulting from our own failures or the failures of third-party service providers, natural disasters, power shortages or terrorist attacks, but also from continuous exposure to cyber and other security threats, including computer viruses, attacks by computer hackers or physical break-ins. In particular, as a U.S. government contractor, we face a heightened risk of a security breach or disruption with respect to classified or other sensitive information resulting from disclosure of classified operations, an attack by computer hackers, foreign governments or cyber terrorists. Many government contractors have been the target of these types of attacks in the past and future attacks are likely to occur. If successful, these types of attacks on our network or other systems or service failures could have a material adverse effect on our business and results of operations, due to, among other things, the loss of customer or proprietary data, interruptions or delays in our customers' businesses and damage to our reputation. In addition, the failure or disruption of our systems, communications or utilities could cause us to interrupt or suspend our operations, which could have a material adverse effect on our business and results of operations.

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

Many of the programs we support and systems we develop, install and maintain involve managing and protecting information involved in intelligence, national security and other classified or sensitive customer functions. While we have programs designed to comply with relevant security laws, regulations and restrictions, a security breach in one of these systems could cause serious harm to our business, damage our reputation and prevent us from being eligible for further work on critical systems for our current customers or for other U.S. government customers generally. Losses that we could incur from such a security breach could exceed the policy limits that we have for errors and omissions and product liability insurance coverage. Damage to our reputation or limitations on our eligibility for additional work resulting from a security breach in one of the systems we develop, install and maintain could materially reduce our revenues.

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

Many of our U.S. government contracts require our employees to maintain various levels of security clearances and we are required to maintain certain facility security clearances complying with the Department of Defense and intelligence community requirements. Obtaining and maintaining security clearances for employees involves a lengthy process and it is difficult to identify, recruit and retain employees who already hold security clearances. If our employees are unable to obtain or retain security clearances or if our employees who hold security clearances terminate employment with us, the customer whose work requires cleared employees could terminate the contract or decide not to renew it upon its expiration. In addition, we expect that many of the contracts on which we will bid will require us to demonstrate our ability to obtain facility security clearances and perform work with employees who hold specified types of security clearances. To the extent we are not able to obtain facility security clearances or engage employees with the required security clearances for a particular contract, we may not be able to bid on or win new contracts, or effectively re-bid on expiring contracts.

Covenants in the instruments governing our revolving credit facility may restrict our financial and operating flexibility.

We maintain a credit agreement with a syndicate of lenders led by Bank of America, N.A., as administrative agent. The credit agreement provides for a $500 million revolving credit facility. The maturity date for the credit agreement is June 13, 2019. The credit agreement requires the Company to comply with specified financial covenants, including the maintenance of certain consolidated total leverage ratios and a certain fixed charge coverage ratio, and contains negative covenants that, among other things, may limit or impose restriction on the ability of the Company to incur additional indebtedness, make investments, make acquisitions and undertake certain other actions.

Additionally, any event of default under the Credit Agreement, could have a material adverse effect on our business if the creditors determine to exercise their rights.

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

Our employees or subcontractors may engage in misconduct or other improper activities, which could cause us to lose customers or affect our ability to contract with the U.S. government.

Because we are a government contractor, should an employee or subcontractor commit fraud or should other misconduct occur, such occurrences could have an adverse impact on our business and reputation. Misconduct by employees, subcontractors or joint venture partners could involve intentional failures to comply with federal laws including: U.S. government procurement regulations; requirements for handling of sensitive or classified information; the terms of our contracts; or proper time-keeping practices. These actions could lead to civil, criminal and/or administrative penalties (including fines, imprisonment, suspension and/or debarment from performing U.S. government contracts) and harm our reputation. The precautions we take to prevent and detect such activity may not be effective in controlling unknown or unmanaged risks or losses.

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

Our quarterly revenues and operating results may fluctuate as a result of a number of factors, many of which are outside of our control. For these reasons, comparing our operating results on a period-to-period basis may be of limited significance in some cases, and as such, you should not rely on our past results as an indication of our future performance. While our financial results may be negatively affected by any of the risk factors identified in this section of our Form 10-K, a number of factors could cause our revenues, cash flows and operating results to vary from quarter-to-quarter, including:

•	Timing of award or performance incentive fee notices;

•	Fluctuations in revenues earned on fixed-price contracts and contracts with a performance-based fee structure;

•	Commencement, completion or termination of contracts during any particular quarter;

•	Reallocation of funds to customers due to priority;

•	Timing of significant bid and proposal costs;

•	Variable purchasing patterns under government contracts, blanket purchase agreements and ID/IQ contracts;

•	Seasonal or quarterly fluctuations in our workdays and staff utilization rates;

•	Strategic decisions by us or our competitors, such as acquisitions, divestitures, spin-offs and joint ventures;

•	Changes in Presidential administrations and senior U.S. government officials that affect the timing of technology procurement;

•	Changes in U.S. government policy or budgetary measures that adversely affect government contracts in general; and

•	Changes in the volume of purchase requests from customers for equipment and materials.

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

The Company has maintained a regular cash dividend program since 2011. We anticipate paying quarterly dividends for 2015 pursuant to such program. However, any future payment of dividends, including the timing and amount of any such dividends, will be at the discretion of our Board of Directors and will depend upon our earnings, liquidity, financial condition and such other factors as our Board of Directors considers relevant. A change in our dividend policy could have an adverse effect on the market price of our common stock.

Mr. Pedersen, our Chairman and Chief Executive Officer, effectively controls our Company, and his interests may not be aligned with those of other stockholders.

As of December 31, 2014, Mr. Pedersen owned approximately 35% of our total outstanding shares of common stock. Holders of our Class B common stock are entitled to ten votes per share, while holders of our Class A common stock are entitled to only one vote per share. Mr. Pedersen beneficially owned 13,192,845 shares of Class B common stock as of December 31, 2014, thus he controlled approximately 85% of the combined voting power of our stock as of December 31, 2014. Accordingly, Mr. Pedersen controls the vote on all matters submitted to a vote of our stockholders. As long as Mr. Pedersen beneficially owns a majority of the combined voting power of our common stock, he will have the ability, without the consent of our public stockholders, to elect all members of our Board of Directors and to control our management and affairs.

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

We lease our facilities, including offices, warehouses and labs, and we do not own any facilities or real estate materially important to our operations. Our facilities are leased in close proximity to our customers. As of December 31, 2014, we leased 36 facilities throughout the metropolitan Washington, D.C. area and 29 facilities in other parts of the United States, for approximately 1.4 million square feet. We also have employees working at customer sites throughout the United States and in other countries. Our leases expire between 2015 and 2022.

We believe our current facilities are adequate to meet our current needs. We do not anticipate any significant difficulty in renewing our leases or finding alternative space to lease upon the expiration of our leases and to support our future growth.

Item 3.	Legal Proceedings

We are subject to certain legal proceedings, government audits, investigations, claims and disputes that arise in the ordinary course of our business. Like most large government defense contractors, our contract costs are audited and reviewed on a continual basis by an in-house staff of auditors from the DCAA. In addition to these routine audits, we are subject from time-to-time to audits and investigations by other agencies of the U.S. government. These audits and investigations are conducted to determine if our performance and administration of our government contracts are compliant with contractual requirements and applicable federal statutes and regulations. An audit or investigation may result in a finding that our performance, systems and administration is compliant or, alternatively, may result in the government initiating proceedings against us or our employees, including administrative proceedings seeking repayment of monies, suspension and/or debarment from doing business with the U.S. government or a particular agency or civil or criminal proceedings seeking penalties and/or fines. Audits and investigations conducted by the U.S. government frequently span several years.

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

2014	High	Low
First Quarter	$31.10	$27.43
Second Quarter	$31.32	$27.78
Third Quarter	$30.10	$26.36
Fourth Quarter	$31.06	$26.09

2013	High	Low
First Quarter	$27.54	$23.20
Second Quarter	$28.25	$23.89
Third Quarter	$30.21	$25.53
Fourth Quarter	$30.45	$27.06

There is no established public market for our Class B common stock.

As of February 18, 2015, there were 60 holders of record of our Class A common stock and 3 holders of record of our Class B common stock. The number of holders of record of our Class A common stock is not representative of the number of beneficial holders because many of the shares are held by depositories, brokers or nominees.

Dividend Policy

During fiscal years 2014 and 2013, we declared and paid quarterly dividends, each in the amount of $0.21 per share, on all issued and outstanding shares of common stock. For 2015, we anticipate we will continue paying quarterly dividends, however any future dividends declared will be at the discretion of our Board of Directors and will depend, among other factors, upon our results of operations, financial condition and cash requirements, as well as such other factors our Board of Directors deems relevant.

Recent Sales of Unregistered Securities

We did not issue or sell any securities in fiscal year 2014 that were not registered under the Securities Act of 1933.

Equity Compensation Plan Information

Information regarding our equity compensation plans and the securities authorized for issuance thereunder is incorporated by reference in Item 12 “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

Purchase of Equity Securities

The Company did not purchase equity securities during the year ended December 31, 2014.

Performance Graph

The stock performance graph compares the cumulative total shareholder return of ManTech common stock to the Nasdaq Stock Market (U.S.) Index, Standard & Poor's MidCap 400 Index, Russell 2000 Index and North American Tech Services Index. The period measured is December 31, 2009 to December 31, 2014. The graph assumes an investment of $100 in ManTech common stock and each of the indices with reinvestment of all dividends.

Item 6.	Selected Financial Data

The selected financial data presented for each of the five years ended December 31, 2014 is derived from our audited consolidated financial statements. The selected financial data presented should be read in conjunction with our consolidated financial statements, the notes to our consolidated financial statements and Item 7 “Management's Discussion and Analysis of Financial Condition and Results of Operations.”

	Year Ended December 31,
	2014 (1)	2013 (2)	2012	2011	2010
	(in thousands, except per share amounts)
Statement of Income and Loss Data:
Revenues	$1,773,981	$2,310,072	$2,582,295	$2,869,982	$2,604,038
Operating income	$94,816	$22,243	$170,988	$227,354	$215,140
Net income (loss)	$47,294	$(6,149)	$95,019	$133,306	$125,096
Basic earnings (loss) per share (Class A and B)	$1.27	$(0.17)	$2.57	$3.64	$3.45
Diluted earnings (loss) per share (Class A and B)	$1.27	$(0.17)	$2.57	$3.63	$3.43
Dividend per share	$0.84	$0.84	$0.84	$0.84	$—

Balance Sheet Data:
Working capital	$195,491	$453,560	$357,909	$300,366	$282,496
Goodwill (3)	$851,640	$752,867	$861,912	$808,455	$729,558
Total assets	$1,487,402	$1,723,402	$1,841,909	$1,760,206	$1,590,477
Long-term debt	$—	$200,000	$200,000	$200,000	$200,000

(1) On April 15, 2014, we paid the redemption price plus accrued and unpaid interest on our 7.25% senior unsecured notes issued on April 13, 2010 for $200.0 million. As a result of the redemption of our 7.25% senior unsecured notes, we recorded a loss on the extinguishment of debt for $10.1 million as non-operating income. For additional information on the redemption of our 7.25% senior unsecured notes, see Note 8 to our consolidated financial statements in Item 8.

(2) We recorded a non-cash goodwill impairment charge of $118.4 million. For additional information on the non-cash goodwill impairment charge, see Note 7 to our consolidated financial statements in Item 8.

(3) Over the past five years, we completed 10 acquisitions. In aggregate, these acquisitions have added $482.5 million in goodwill. For additional information on our recent acquisitions, see Note 3 to our consolidated financial statements in Item 8.

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

Overview

ManTech is a leading provider of innovative technologies and solutions for mission-critical national security programs for the intelligence community; the departments of Defense, State, Homeland Security, Health and Human Services, Veteran Affairs and Justice, including the Federal Bureau of Investigation (FBI); the space communities; and other U.S. government customers.

We derive revenues primarily from contracts with U.S. government agencies that are focused on national security and consequently our operational results are affected by U.S. government spending levels in the areas of defense, intelligence and homeland security. Over the past two years, financial performance in our industry has been adversely impacted by public and political pressure regarding government funding levels, uncertainty about the appropriations process and delays in contract awards and spending. In addition, as U.S. forces have withdrawn from Afghanistan, revenues from our contracts in support of Overseas

Contingency Operations (OCO) have substantially declined. The delays in contract awards in 2013 and 2014 have had continued impacts on our performance. While we expect an overall reduction in OCO work in 2015 as compared to 2014, we do expect the levels of work that exist as we are exiting 2014 to remain relatively stable through 2015. Despite uncertainties over the past two years, we believe we are well positioned to meet our customers' needs and grow our business as we move beyond 2014.

Revenues

Substantially all of our revenues are derived from services and solutions provided to the U.S. government or to prime contractors supporting the U.S. government, including services provided by our employees, our subcontractors and through solutions that include third-party hardware and software that we purchase and integrate as a part of our overall solutions. These requirements may vary from period-to-period depending on specific contract and customer requirements. The following table shows revenues from each type of customer as a percentage of total revenues for the periods presented.

	Year Ended December 31,
	2014	2013	2012
Department of Defense and intelligence agencies	92.2%	95.6%	95.4%
Federal civilian agencies	6.7%	3.4%	3.8%
State agencies, international agencies and commercial entities	1.1%	1.0%	0.8%
Total	100.0%	100.0%	100.0%

Our prime contractor revenues as a percentage of our total revenues are 89%, 91% and 90% for the years ended December 31, 2014, 2013 and 2012, respectively.

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

Fixed-price contracts-Under fixed-price contracts, we perform specific tasks for a fixed price. Fixed-price contracts may include either a product delivery or specific service performance over a defined period. Revenues on fixed-price contracts that provide for the Company to render services throughout a period are recognized as earned according to contract terms as the service is provided on a proportionate performance basis. For fixed-price contracts that provide for the delivery of a specific product with related customer acceptance provisions, revenues are recognized as those products are delivered and accepted.

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

Our contract mix varies from year-to-year due to numerous factors, including our business strategies and U.S. government procurement objectives. The following table shows revenues from each of these types of contracts as a percentage of total revenues for the periods presented.

	Year Ended December 31,
	2014	2013	2012
Cost-reimbursable	68.9%	72.3%	51.0%
Fixed-price	21.1%	16.8%	16.2%
Time-and-materials	10.0%	10.9%	32.8%
Total	100.0%	100.0%	100.0%

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

The proportion that costs of services bears to revenues varies in part based on our mix of revenues by contract type. In general, cost-reimbursable contracts are the least profitable of our government contracts but offer the lowest risk of loss. Under time-and-materials contracts, to the extent that our actual labor costs are higher or lower than the billing rates under the contract, our profit under the contract may either be greater or less than we anticipated or we may suffer a loss under the contract. In general, we realize a higher profit margin on work performed under time-and-materials contracts than cost-reimbursable contracts. Fixed-price contracts generally offer higher profit margin opportunities but involve great financial risk because we bear the impact of cost overruns in return for the full benefit of any cost savings.

General and Administrative Expenses

General and administrative expenses include the salaries and wages, plus associated fringe benefits of our employees not performing work directly for customers, and associated facilities costs. Among the functions covered by these costs are corporate business development, bid and proposal, contracts administration, finance and accounting, legal, corporate governance and executive and senior management. In addition, we included stock-based compensation, as well as depreciation and amortization expenses related to the general and administrative function. Depreciation and amortization expenses include the depreciation of computers, furniture and other equipment, the amortization of third party software we use internally, leasehold improvements and intangible assets. Intangible assets include customer relationships and contract backlogs acquired in business combinations, and are amortized over their estimated useful lives.

We classify indirect costs incurred as cost of services and general and administrative expenses in the same manner as such costs are defined in our disclosure statements under U.S. Government Cost Accounting Standards. Effective January 1, 2014, we updated our disclosure statements with the Defense Contract Management Agency, resulting in certain costs being classified differently either as cost of services or as general and administrative expenses on a prospective basis. This change has caused a net increase in the reported cost of services and a net decrease in reported general and administrative expenses in 2014 as compared to 2013 and 2012; however, total operating costs were not affected by this change.

Interest Expense

Interest expense is primarily related to interest expense incurred or accrued under our outstanding borrowings on our debt and deferred financing charges.

Interest Income

Interest income is primarily from cash on hand and late invoice payments by the government.

Results of Operations

Year Ended December 31, 2014 Compared to Year Ended December 31, 2013

Consolidated Statements of Income and Loss

The following table sets forth certain items from our consolidated statements of income and loss and the relative percentages that certain items of expense and earnings bear to revenues as well as the year-over-year change from December 31, 2013 to December 31, 2014.

	Year Ended December 31,				Year-to-Year Change
	2014	2013	2014	2013	2013 to 2014
	Dollars		Percentages		Dollars	Percent
	(dollars in thousands)
REVENUES	$1,773,981	$2,310,072	100.0%	100.0%	$(536,091)	(23.2)%
Cost of services	1,524,208	1,995,630	85.9%	86.4%	(471,422)	(23.6)%
General and administrative expenses	154,957	173,772	8.8%	7.5%	(18,815)	(10.8)%
Goodwill impairment	—	118,427	—%	5.1%	(118,427)	(100.0)%
OPERATING INCOME	94,816	22,243	5.3%	1.0%	72,573	326.3%
Loss on extinguishment of debt	(10,074)	—	0.6%	—%	(10,074)	(100.0)%
Interest expense	(5,802)	(16,266)	0.2%	0.7%	10,464	64.3%
Interest income	394	608	—%	—%	(214)	(35.2)%
Other income (expense), net	(233)	(32)	—%	—%	(201)	(628.1)%
INCOME FROM OPERATIONS BEFORE INCOME TAXES AND EQUITY METHOD INVESTMENTS	79,101	6,553	4.5%	0.3%	72,548	1,107.1%
Provision for income taxes	(31,525)	(11,842)	1.8%	0.5%	(19,683)	166.2%
Equity in losses of unconsolidated subsidiaries	(282)	(860)	—%	—%	578	(67.2)%
NET INCOME (LOSS)	$47,294	$(6,149)	2.7%	0.2%	$53,443	869.1%

Revenues

The primary driver of our decrease in revenues relates to reduced demand for services supporting Overseas Contingency Operations (OCO) as a result of the withdrawal of U.S. forces and reduction in military operations in Afghanistan. The reduction in our OCO related work in 2014 as compared to the same period in 2013 was primarily due to reduced demand on a sustainment contract for Mine-Resistant Ambush-Protected (MRAP) vehicles and reduced demand for field service support on C4ISR systems. In addition, we had a surge in equipment deliveries in the first quarter of 2013 on a contract for IT infrastructure modernization in the intelligence area as well as programs that ended. These reductions were partially offset by revenues from our recent acquisitions. While we expect an overall reduction in OCO work in 2015 as compared to 2014, we do expect the levels of work that exist as we are exiting 2014 to remain relatively stable through 2015.

Cost of services

The decrease in cost of services was primarily due to reductions in revenues. As a percentage of revenues, direct labor costs increased to 43.4% for the year ended December 31, 2014, as compared to 37.9% for the same period in 2013. As a percentage of revenues, other direct costs, which include subcontractors and third party equipment and materials used in the performance of our contracts, was 42.5% for the year ended December 31, 2014, compared to 48.5% for the same period in 2013. We expect cost of services as a percentage of revenues to remain relatively stable in 2015.

General and administrative expenses

The decrease in general and administrative expense was due to cost reduction measures as well as certain costs being classified as cost of services instead of general and administrative expenses in 2014. We classify indirect costs in a manner consistent with disclosure statements filed with and approved by the Defense Contract Management Agency. Effective January 1, 2014, updates to our disclosure statements resulted in changes to the presentation of certain costs. Changes such as these do not impact the overall expense incurred or operating income and are presented prospectively. The reclassification of expenses and cost reductions were partially offset by increased bid and proposal spending in pursuit of larger contract opportunities and research and development expenditures to enhance technologies around our offerings. As a percentage of revenues, general and administrative expenses increased for the year ended December 31, 2014 when compared to the same period in 2013. We expect general and administrative expenses as a percentage of revenues to remain relatively stable or decrease slightly in 2015.

Goodwill impairment

During the fourth quarter of 2013, multiple events and circumstances indicated a significant reduction in the operating performance outlook of one of our reporting units. These events included being awarded fewer contracts than anticipated on several competitive opportunities, changing mission priorities of the U.S. government in relation to certain of our C4ISR contracts and OCO-related work (primarily on maintenance and sustainment of MRAP vehicles), continued delays in our customers' procurement cycle due, in part, to the U.S. government shutdown, and continued margin pressure on some of our contracts. The culmination of these events led us to conduct an interim impairment analysis on the impacted reporting unit. As a result of this analysis, we recorded a non-cash impairment charge of $118.4 million for the period ending December 31, 2013. For additional information, see Note 7 to our consolidated financial statements in Item 8.

Loss on extinguishment of debt

On April 15, 2014, we paid the redemption price plus accrued and unpaid interest on our 7.25% senior unsecured notes. The 7.25% senior unsecured notes were redeemed at a redemption price of 103.625% of the principal amount of the outstanding 7.25% senior unsecured notes, or $207.3 million. As a result of the redemption of our 7.25% senior unsecured notes, we recorded a loss on the extinguishment of debt for $10.1 million for the year ended December 31, 2014.

Interest expense

The decrease in interest expense was primarily due to the redemption of the 7.25% senior unsecured notes on April 15, 2014. We expect minimal interest expense in 2015 due to the redemption of 7.25% senior unsecured notes in 2014.

Provision for income taxes

Our effective tax rate is affected by recurring items, such as tax rates and the relative amount of income we earn in various taxing jurisdictions. It is also affected by discrete items that may occur in any given year, but are not consistent from year-to-year. Our effective income tax rates were 40.0% and 208.0% for the years ended December 31, 2014 and 2013, respectively. The decrease in the effective tax rate is due to the non-deductible portion of the non-cash goodwill impairment charge in 2013. Absent the effects of the goodwill impairment charge in 2013, our effective tax rate has increased. This increase is largely driven by a reduction of work performed outside the U.S. which is increasing the proportion of our income apportioned to state jurisdictions. In addition, 2013 contained a one time tax basis deduction on an investment. In 2015, we expect our effective tax rate to remain relatively consistent.

Equity in losses of unconsolidated subsidiaries

Equity in losses of unconsolidated subsidiaries represents earnings or losses from joint ventures that we account for under the equity method. The losses are primarily due to bid and proposal expenditures of our Fluor-ManTech Logistics Solutions, LLC joint venture. For additional information, see Note 14 to our consolidated financial statements in Item 8.

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

Revenues

The primary driver of our decrease in revenues relates to reduced demand for services supporting Overseas Contingency Operations (OCO) as a result of the accelerated withdrawal of U.S. forces and reduction in military operations in Afghanistan. The reduction in our OCO related work in 2013 was primarily due to reduced demand on a sustainment contract for Mine-Resistant Ambush-Protected (MRAP) vehicles and reduced demand for field service support on C4ISR systems. These reductions were partially offset by revenue provided from contracts in the intelligence area, including contracts for IT infrastructure modernization and from growth and healthcare IT programs.

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

General and administrative expenses

The decrease in general and administrative expenses was due to cost reduction initiatives, including reductions in indirect support staff and lower stock based compensation expense. As a percentage of revenues, general and administrative expenses were slightly lower for the year ended December 31, 2013 when compared to the same period in 2012.

Goodwill impairment

Due to a significant reduction in the performance outlook of one of our reporting units during 2013, we recorded a non-cash goodwill impairment charge of $118.4 million during 2013. For additional information, see Note 7 to our consolidated financial statements in Item 8.

Provision for income taxes

Our effective tax rate is affected by recurring items, such as tax rates and the relative amount of income we earn in various taxing jurisdictions. It is also affected by discrete items that may occur in any given year, but are not consistent from year-to-year. Our effective income tax rates were 208.0% and 38.7% for the years ended December 31, 2013 and 2012, respectively. The increase in the effective tax rate is due to the non-deductible portion of the 2013 non-cash goodwill impairment charge.

Equity in losses of unconsolidated subsidiaries

We account for our investment in the Fluor-ManTech Logistics Solutions, LLC under the equity method of accounting, which resulted in $(0.9) million and $0 in equity method losses for the years ended December 31, 2013 and 2012, respectively.

Net income (loss)

The decrease in net income (loss) was due to a non-cash goodwill impairment charge, a reduction in revenues and margin pressure due to a shift to cost-reimbursable contract awards as well as the competitive market place.

Backlog

For the years ended December 31, 2014, 2013 and 2012 our backlog was $3.3 billion, $3.9 billion and $6.5 billion, respectively, of which $0.8 billion, $1.1 billion and $1.8 billion, respectively, was funded backlog. The decrease in our backlog is primarily due to reduced demand on OCO contracts resulting from the accelerated withdrawal from Afghanistan. Backlog represents estimates that we calculate on a consistent basis. For additional information on how we compute backlog, see “Backlog” in Item 1 “Business.”

Liquidity and Capital Resources

Historically, our primary liquidity needs have been the financing of acquisitions, working capital, payment under our cash dividend program and capital expenditures. Our primary sources of liquidity are cash provided by operations and our revolving credit facility.

On December 31, 2014, our cash and cash equivalents balance was $23.8 million. There were no outstanding borrowings under our revolving credit facility at December 31, 2014. At December 31, 2014, we were contingently liable under letters of credit totaling $0.8 million, which reduces our ability to borrow under our revolving credit facility by that amount. The maximum available borrowings under our revolving credit facility at December 31, 2014 were $499.2 million. On April 15, 2014, we paid the redemption price plus accrued and unpaid interest on our 7.25% senior unsecured notes. The 7.25% senior unsecured notes were redeemed at a redemption price of 103.625% of the principal amount of the outstanding 7.25% senior unsecured notes, or $207.3 million.

Generally, cash provided by operating activities is adequate to fund our operations, including payments under our regular cash dividend program. Due to fluctuations in our cash flows and level of operations, it may become necessary from time-to-time to increase borrowings under our revolving credit facility to meet cash demands.

Cash Flows from Operating Activities

Our operating cash flow is primarily affected by our ability to invoice and collect from our clients in a timely manner, our ability to manage our vendor payments and the overall profitability of our contracts. We bill most of our customers monthly after services are rendered. Our accounts receivable days sales outstanding (DSO) were 83 and 84 for the years ended December 31, 2014 and 2013, respectively. For the years ended December 31, 2014, 2013 and 2012, our net cash flows from operating activities were $126.9 million, $188.3 million and $126.3 million, respectively. The decrease in net cash flows from operating activities during the year ended December 31, 2014 when compared to the same period in 2013 was primarily due to lower amounts of income, excluding the effects of the 2013 non-cash goodwill impairment charge, and a lower volume of sales in 2014. The increase in net cash flows from operating activities during the year ended December 31, 2013 compared to the same period in 2012 was primarily due to the collection of accounts receivable and the timing of payments to our vendors and employees.

Cash Flows from Investing Activities

Our cash flow from investing activities consists primarily of business combinations, purchases of property and equipment and investments in capitalized software for internal use. For the years ended December 31, 2014, 2013 and 2012 our net cash outflows from investing activities were $135.9 million, $24.8 million and $76.0 million, respectively. For the year ended December 31, 2014, our net cash outflows from investing activities were primarily due to the acquisitions of 7Delta Inc. and Allied Technology Group, Inc. and capital expenditures. For the year ended December 31, 2013, our net cash outflows from investing activities were due to the acquisition of ALTA Systems, Inc. and capital expenditures. For the year ended December 31, 2012, our net cash outflows from investing activities were due to the acquisition of HBGary, Inc. and Evolvent Technologies, Inc. and capital expenditures.

Cash Flows from Financing Activities

For the years ended December 31, 2014, 2013 and 2012, our net cash outflows from financing activities were $236.3 million, $29.4 million and $29.8 million, respectively. For the year ended December 31, 2014, our net cash outflows from financing activities were due to the repayment of our senior unsecured notes and dividends paid. For the years ended December 31, 2013 and 2012, our net cash outflows from financing activities resulted primarily from dividends paid.

Revolving Credit Facility

We maintain a credit agreement with a syndicate of lenders led by Bank of America, N.A., as sole administrative agent. The credit agreement provides for a $500 million revolving credit facility, with a $25 million letter of credit sublimit and a $30 million swing line loan sublimit. The credit agreement also includes an accordion feature that permits the Company to arrange with the lenders for the provision of additional commitments. On June 13, 2014, we amended and restated the credit agreement, and extended the maturity date to June 13, 2019. We deferred $3.4 million in debt issuance costs, cumulatively over the agreements, which are amortized over the term of the amended and restated credit agreement.

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

The terms of the credit agreement permit prepayment and termination of the loan commitments at any time, subject to certain conditions. The credit agreement requires the Company to comply with specified financial covenants, including the maintenance of certain consolidated leverage ratios and a certain consolidated coverage ratio. The credit agreement also contains various covenants, including affirmative covenants with respect to certain reporting requirements and maintaining certain business activities, and negative covenants that, among other things, may limit or impose restrictions on our ability to incur liens, incur additional indebtedness, make investments, make acquisitions and undertake certain other actions. As of, and during, December 31, 2014 and 2013, we were in compliance with our financial covenants under the credit agreement.

There were no outstanding balances on our revolving credit facility at December 31, 2014 and 2013.

7.25% Senior Unsecured Notes

On April 15, 2014, we paid the redemption price plus accrued and unpaid interest on our 7.25% senior unsecured notes issued on April 13, 2010 for $200.0 million, which were registered under the Securities Act of 1933. The 7.25% senior unsecured notes were redeemed at a redemption price of 103.625% of the principal amount of the outstanding 7.25% senior unsecured notes, or $207.3 million. As a result of the redemption of our 7.25% senior unsecured notes, we recorded a loss on the extinguishment of debt for $10.1 million as non-operating income on our consolidated statement of income during the year ended December 31, 2014.

Capital Resources

We believe the capital resources available to us from cash on hand of $23.8 million at December 31, 2014, our $500 million capacity under our revolving credit facility and cash from our operations are adequate to fund our anticipated cash requirements for at least the next year, including payments under our regular cash dividend program. We anticipate financing our external growth from acquisitions and our longer-term internal growth through one or more of the following sources: cash from operations; use of our revolving credit facility; and additional borrowings of debt or issuance of equity.

Short-Term Borrowings

From time-to-time, we borrow funds against our revolving credit facility for working capital requirements and funding of operations, as well as acquisitions. Borrowings bear interest at one of the following variable rates as selected by the Company at the time of borrowing: a London Interbank Offer Rate (LIBOR) based rate plus market spreads (1.25% to 2.25% based on our consolidated total leverage ratio) or Bank of America's base rate plus market spreads (0.25% to 1.25% based on our consolidated total leverage ratio). In the next year we may use, as needed, our revolving credit facility or additional sources of borrowings in order to fund our anticipated cash requirements.

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

Dividend

During the years ended December 31, 2014 and 2013, we declared and paid quarterly dividends in the amount of $0.21 per share on both classes of common stock. While we expect to continue the regular cash dividend program, any future dividends declared will be at the discretion of our Board of Directors and will depend, among other factors, upon our results of operations, financial condition and cash requirements, as well as such other factors our Board or Directors deems relevant.

Off-Balance Sheet Arrangements

In the ordinary course of business, we use letters of credit issued to satisfy certain contractual terms with our customers.  As of December 31, 2014, $0.8 million in letters of credit were issued but undrawn.  As of December 31, 2014, we had no other significant off-balance sheet arrangements other than operating leases.  For a description of our operating leases, see Note 9 to our consolidated financial statements in item 8.

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

Historically, we have elected to perform this review as of June 30th of each calendar year. During the fourth quarter of 2014, we changed the date of our annual goodwill impairment test to October 31st. The change in the annual goodwill impairment testing date is deemed a change in accounting principle, which we believe to be preferable. The change was made to better align with our customers' fiscal year, our year end reporting cycle as well as our annual planning and budgeting process, which is a significant element in the annual goodwill impairment test. This change in accounting principle did not delay, accelerate or avoid a goodwill impairment charge. The goodwill impairment test was performed on June 30, 2014 and on October 31, 2014 such that a period greater than 12 months did not elapse between test dates. The change in the annual goodwill impairment testing date was applied prospectively beginning on October 31, 2014 and had no effect on our consolidated financial statements. This change was not applied retrospectively as it is impracticable to do so because retrospective application would have required the application of significant estimates and assumptions without the use of hindsight. The results of our annual goodwill impairment test as of October 31, 2014 indicated that the estimated fair value of each reporting unit substantially exceeded its respective carrying value. In addition, management monitors events and circumstances that could result in an impairment. A significant amount of judgment is involved in determining if an indicator of impairment has occurred between annual testing dates. Events that could cause the fair value of our long-lived assets to decrease include: changes in our business environment or market conditions; a material change in our financial outlook, including declines in expected revenue growth rates and operating margins; or a material decline in the market price for our stock. If any impairment were indicated as a result of a review, we would recognize a loss based on the amount by which the carrying amount exceeds the estimated fair value.

Due to the many variables inherent in the estimation of a reporting unit's fair value and the relative size of our recorded goodwill, differences in assumptions may have a material effect on the results of our goodwill impairment analysis.

Accounting Standards Updates

In January 2015, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2015-01, Income Statement - Extraordinary and Unusual Items (Subtopic 225-20) - Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items, which eliminates from GAAP the concept of extraordinary items. The Board concluded that the amendments in this ASU will not result in a loss of information because although the amendments will eliminate the requirements in Subtopic 225-20 for reporting entities to consider whether an underlying event or transaction is extraordinary, the presentation and disclosure guidance for items that are unusual in nature or occur infrequently will be retained and will be expanded to include items that are both unusual in nature and infrequently occurring. The ASU is effective for annual periods ending after December 15, 2015, and interim periods thereafter. A reporting entity also may apply the amendments retrospectively to all prior periods presented in the financial statements. Early adoption is permitted provided that the guidance is applied from the beginning of the fiscal year of adoption. The adoption of ASU 2015-01 is not expected to have a material impact on our results of operations, financial position or cash flows.

On August 27, 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements - Going Concern, which provides guidance on determining when and how reporting entities must disclose going-concern uncertainties in their financial statements. The new standard requires management to perform interim and annual assessments of an entity's ability to continue as a going concern within one year of the date of issuance of an entity's financial statements. Further, an entity must provide certain disclosures if there is substantial doubt about the entity's ability to continue as a going concern. The ASU is effective for annual periods ending after December 15, 2016, and interim periods thereafter; early adoption is permitted. The adoption of ASU 2014-15 is not expected to have a material impact on our results of operations, financial position or cash flows.

On May 28, 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers. ASU 2014-09 supersedes existing revenue recognition guidance, including Accounting Standards Codification (ASC) No. 605-35, Revenue Recognition - Construction-Type and Production-Type Contracts. ASU 2014-09 outlines a single set of comprehensive principles for recognizing revenue under U.S. GAAP. Among other things, it requires companies to identify contractual performance obligations and determine whether revenue should be recognized at a point in time or over time. These concepts, as well as other aspects of ASU 2014-09, may change the method and/or timing of revenue recognition for certain of our contracts. ASU 2014-09 will be effective January 1, 2017, and may be applied either retrospectively or through the use of a modified-retrospective method. We are currently evaluating both methods of adoption as well as the effect ASU 2014-09 will have on our consolidated financial statements.

On April 10, 2014, the FASB issued ASU 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity, which amends the definition of a discontinued operation in ASC 205-20 and requires entities to provide additional disclosures about discontinued operations as well as disposal transactions that do not meet the discontinued-operations criteria. The ASU is effective prospectively for all disposals (except disposals classified as held for sale before the adoption date) or components initially as held for sale in periods beginning on or after December 15, 2014. Early adoption is permitted. The adoption of ASU 2014-08 is not expected to have a material impact on our results of operations, financial position or cash flows.

Contractual Obligations

Our contractual obligations as of December 31, 2014 are as follows (in thousands):

	Payments Due By Period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Operating lease obligations (1)	$164,161	$28,768	$47,373	$40,693	$47,327
Other long-term liabilities (2)	12,122	1,255	1,521	3,058	6,288
Accrued defined benefit obligations (3)	1,293	136	262	247	648
Total	$177,576	$30,159	$49,156	$43,998	$54,263

(1) Excludes approximately $11.1 million of deferred rent liabilities. See Note 9 to our consolidated financial statements in Item 8 for additional information regarding operating leases.
(2) Includes approximately $11.1 million of deferred rent liabilities as well as gross unrecognized tax benefits of $0.8 million. See Note 9 to our consolidated financial statements in Item 8 for additional information regarding deferred rent liabilities. See Note 12 to our consolidated financial statements in Item 8 for additional information regarding gross unrecognized tax benefits.

(3) Includes approximately $1.3 million of unfunded pension obligations related to nonqualified supplemental defined benefit pension plans for certain retired employees of an acquired company, which is included in the accrued retirement amount on our consolidated balance sheets. Excludes liabilities related to one non-qualified deferred compensation plan for certain highly compensated employees, which are included in the accrued retirement amount on our consolidated balance sheets. The funds deferred by the employees are invested and maintained in rabbi trusts, which are reflected in the employee supplemental savings plan assets on our consolidated balance sheets. These liabilities will be satisfied by assets held in rabbi trusts. See Note 11 to our consolidated financial statements in Item 8 for additional information regarding retirement plans.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

Our exposure to market risk relates to changes in interest rates for borrowings under our revolving credit facility. At December 31, 2014, we had no outstanding balance on our revolving credit facility. Borrowings under our revolving credit facility bear interest at variable rates. A hypothetical 10% increase in interest rates would have increased our interest expense by $7 thousand for the year ended December 31, 2014.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
ManTech International Corporation
Fairfax, Virginia
We have audited the accompanying consolidated balance sheets of ManTech International Corporation and subsidiaries (the "Company") as of December 31, 2014 and 2013, and the related consolidated statements of income and loss, comprehensive income and loss, changes in stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2014.  Our audits also included the financial statement schedule listed in the Index at Item 15.  These financial statements and financial statement schedule are the responsibility of the Company's management.  Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of ManTech International Corporation and subsidiaries as of December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America.  Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2014, based on the criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 20, 2015 expressed an unqualified opinion on the Company's internal control over financial reporting.
/s/ DELOITTE & TOUCHE LLP

McLean, Virginia
February 20, 2015

MANTECH INTERNATIONAL CORPORATION
CONSOLIDATED BALANCE SHEETS
(In Thousands Except Share Amounts)

	December 31,
	2014	2013
ASSETS
Cash and cash equivalents	$23,781	$269,001
Receivables—net	377,156	457,898
Prepaid expenses and other	18,207	19,384
Contractual inventory	—	3,962
Total Current Assets	419,144	750,245
Goodwill	851,640	752,867
Other intangible assets—net	155,250	152,523
Property and equipment—net	25,743	30,156
Employee supplemental savings plan assets	31,741	31,765
Other assets	3,884	5,846
TOTAL ASSETS	$1,487,402	$1,723,402
LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Accounts payable and accrued expenses	$149,506	$226,287
Accrued salaries and related expenses	57,409	56,617
Billings in excess of revenue earned	13,408	13,781
Deferred income taxes—current	3,330	—
Total Current Liabilities	223,653	296,685
Long-term debt	—	200,000
Deferred income taxes—non-current	65,103	48,093
Accrued retirement	32,804	33,565
Other long-term liabilities	11,063	11,288
TOTAL LIABILITIES	332,623	589,631
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY
Common stock, Class A—$0.01 par value; 150,000,000 shares authorized; 24,423,514 and 24,245,893 shares issued at December 31, 2014 and 2013; 24,179,401and 24,001,780 shares outstanding at December 31, 2014 and 2013	244	242
Common stock, Class B—$0.01 par value; 50,000,000 shares authorized; 13,192,845 and 13,192,845 shares issued and outstanding at December 31, 2014 and 2013	132	132
Additional paid-in capital	428,895	423,787
Treasury stock, 244,113 and 244,113 shares at cost at December 31, 2014 and 2013	(9,158)	(9,158)
Retained earnings	734,873	718,892
Accumulated other comprehensive loss	(207)	(124)
TOTAL STOCKHOLDERS' EQUITY	1,154,779	1,133,771
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,487,402	$1,723,402
See notes to consolidated financial statements.

MANTECH INTERNATIONAL CORPORATION
CONSOLIDATED STATEMENTS OF INCOME AND LOSS
(In Thousands Except Per Share Amounts)

	Year Ended December 31,
	2014	2013	2012
REVENUES	$1,773,981	$2,310,072	$2,582,295
Cost of services	1,524,208	1,995,630	2,213,894
General and administrative expenses	154,957	173,772	197,413
Goodwill impairment	—	118,427	—
OPERATING INCOME	94,816	22,243	170,988
Loss on extinguishment of debt	(10,074)	—	—
Interest expense	(5,802)	(16,266)	(16,304)
Interest income	394	608	344
Other income (expense), net	(233)	(32)	(74)
INCOME FROM OPERATIONS BEFORE INCOME TAXES AND EQUITY METHOD INVESTMENTS	79,101	6,553	154,954
Provision for income taxes	(31,525)	(11,842)	(59,935)
Equity in losses of unconsolidated subsidiaries	(282)	(860)	—
NET INCOME (LOSS)	$47,294	$(6,149)	$95,019
BASIC EARNINGS (LOSS) PER SHARE:
Class A common stock	$1.27	$(0.17)	$2.57
Class B common stock	$1.27	$(0.17)	$2.57
DILUTED EARNINGS (LOSS) PER SHARE:
Class A common stock	$1.27	$(0.17)	$2.57
Class B common stock	$1.27	$(0.17)	$2.57

See notes to consolidated financial statements.

MANTECH INTERNATIONAL CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME AND LOSS
(In Thousands)

	Year Ended December 31,
	2014	2013	2012
NET INCOME (LOSS)	$47,294	$(6,149)	$95,019
OTHER COMPREHENSIVE INCOME (LOSS):
Translation adjustments, net of tax	(19)	(15)	134
Actuarial gain (loss) on defined benefit pension plans, net of tax	(64)	36	32
Total other comprehensive income (loss)	(83)	21	166
COMPREHENSIVE INCOME (LOSS)	$47,211	$(6,128)	$95,185

See notes to consolidated financial statements.

MANTECH INTERNATIONAL CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(In Thousands)

	December 31,
	2014	2013	2012
Common Stock, Class A
At beginning of year	$242	$241	$239
Stock option exercises	2	1	—
Contribution of Class A common stock to Employee Stock Ownership Plan	—	—	2
At end of year	244	242	241
Common Stock, Class B
At beginning of year	132	132	132
At end of year	132	132	132
Additional Paid-In Capital
At beginning of year	423,787	417,917	406,083
Stock compensation expense	4,400	5,236	8,142
Stock option exercises	3,919	1,766	1,147
Contribution of Class A common stock to Employee Stock Ownership Plan	—	1,200	3,906
Tax deficiency from the exercise of stock options	(3,211)	(2,332)	(1,361)
At end of year	428,895	423,787	417,917
Treasury Stock, at cost
At beginning of year	(9,158)	(9,158)	(9,158)
At end of year	(9,158)	(9,158)	(9,158)
Retained Earnings
At beginning of year	718,892	756,241	692,272
Net income (loss)	47,294	(6,149)	95,019
Dividends	(31,313)	(31,200)	(31,050)
At end of year	734,873	718,892	756,241
Accumulated Other Comprehensive Income (Loss)
At beginning of year	(124)	(145)	(311)
Translation adjustments, net of tax	(19)	(15)	134
Actuarial gain (loss) on defined benefit pension plans, net of tax	(64)	36	32
At end of year	(207)	(124)	(145)
Total Stockholders' Equity	$1,154,779	$1,133,771	$1,165,228

See notes to consolidated financial statements

MANTECH INTERNATIONAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)

	Year Ended December 31,
	2014	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$47,294	$(6,149)	$95,019
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Goodwill impairment	—	118,427	—
Depreciation and amortization	30,446	30,504	52,742
Deferred income taxes	18,668	(10,915)	17,539
Loss on extinguishment of debt	10,074	—	—
Stock-based compensation	4,400	5,236	8,142
Equity in losses of unconsolidated subsidiaries	282	860	—
Loss on retirement of property and equipment	251	—	—
Excess tax benefits from the exercise of stock options	(70)	(53)	(46)
Gain on sale of property and equipment	—	(402)	—
Change in assets and liabilities—net of effects from acquired businesses:
Receivables-net	102,076	91,583	(1,081)
Contractual inventory	3,963	30,800	(34,762)
Prepaid expenses and other	326	9,334	(4,416)
Accounts payable and accrued expenses	(87,105)	(89,935)	28,187
Accrued salaries and related expenses	(2,762)	3,677	(22,053)
Billings in excess of revenue earned	(750)	(1,291)	(20,456)
Accrued retirement	(761)	4,175	3,235
Other	593	2,428	4,208
Net cash flow from operating activities	126,925	188,279	126,258
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of businesses-net of cash acquired	(124,247)	(11,382)	(63,093)
Investment in capitalized software for internal use	(7,399)	(2,536)	(3,182)
Purchases of property and equipment	(4,083)	(11,087)	(11,718)
Investment in unconsolidated subsidiaries	(159)	(422)	—
Proceeds from sale of property and equipment	—	402	—
Proceeds from sale of investment	—	239	185
Proceeds from disposition of a business	—	—	1,799
Net cash flow from investing activities	(135,888)	(24,786)	(76,009)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of senior unsecured notes	(207,250)	—	—
Borrowings under revolving credit facility	160,000	—	—
Repayments under revolving credit facility	(160,000)	—	—
Dividends paid	(31,312)	(31,208)	(31,029)
Proceeds from exercise of stock options	3,922	1,767	1,147
Debt issuance costs	(1,687)	—	—
Excess tax benefits from the exercise of stock options	70	53	46
Net cash flow from financing activities	(236,257)	(29,388)	(29,836)
NET CHANGE IN CASH AND CASH EQUIVALENTS	(245,220)	134,105	20,413
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	269,001	134,896	114,483
CASH AND CASH EQUIVALENTS, END OF PERIOD	$23,781	$269,001	$134,896
SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest	$8,597	$15,903	$15,429
Noncash investing and financing activities:
Capital expenditures incurred but not yet paid	$96	$—	$—
Employee Stock Ownership Plan Contributions	$—	$1,287	$3,868
See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2014, 2013 and 2012

1.	Description of the Business

ManTech International Corporation (depending on the circumstances, “ManTech” “Company” “we” “our” “ours” or “us”) is a leading provider of innovative technologies and solutions for mission-critical national security programs for the intelligence community; the departments of Defense, State, Homeland Security, Health and Human Services, Veteran Affairs, and Justice, including the Federal Bureau of Investigation (FBI); the space communities; and other U.S. government customers. We provide support to critical national security programs for approximately 50 federal agencies through approximately 1,100 current contracts. Our expertise includes cyber; software and systems development; enterprise information technology; multi-discipline intelligence; program protection and mission assurance; systems engineering; test and evaluation (T&E); command, control, communications, computers, intelligence, surveillance and reconnaissance (C4ISR); training; global logistics and supply chain management; and management consulting. We support major national missions, such as military readiness and wellness, terrorist threat detection, information security and border protection. Our employees operate primarily in the United States, as well as numerous locations internationally.

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

General and Administrative Expenses-General and administrative expenses include the salaries and wages, plus associated fringe benefits of our employees not performing work directly for customers, and associated facilities costs. Among the functions covered by these costs are corporate business development, bid and proposal, contracts administration, finance and accounting, legal, corporate governance and executive and senior management. In addition, we included stock-based compensation, as well as depreciation and amortization expenses related to the general and administrative function.

We classify indirect costs incurred as cost of services and general and administrative expenses in the same manner as such costs are defined in our disclosure statements under U.S. Government Cost Accounting Standards. Effective January 1, 2014, we updated our disclosure statements with the Defense Contract Management Agency, resulting in certain costs being classified differently either as cost of services or as general and administrative expenses on a prospective basis. This change has caused a net increase in the reported cost of services and a net decrease in reported general and administrative expenses in 2014 as compared to 2013 and 2012; however, total operating costs were not affected by this change.

Cash and Cash Equivalents-For the purpose of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks and short-term investments with maturity dates of three months or less at the date of purchase. Due to the short maturity of cash equivalents, the carrying value on our consolidated balance sheets approximates fair value.

Property and Equipment-Property and equipment are recorded at original cost to the Company. Upon sale or retirement, the costs and related accumulated depreciation or amortization are eliminated from the respective accounts and any resulting gain or loss is included in income. Maintenance and repairs are charged to expense as incurred.

Depreciation and Amortization Method-Furniture and office equipment are depreciated using the straight-line method with estimated useful lives ranging from one to seven years. Leasehold improvements are amortized using the straight-line method over the term of the lease.

Contractual Inventory-Inventory consists of finished goods purchased for a specific contract.

Goodwill-The purchase price of an acquired business is allocated to the tangible assets, financial assets and separately recognized intangible assets acquired less liabilities assumed based upon their respective fair values, with the excess recorded as goodwill.

We review goodwill at least annually for impairment, or whenever events or circumstances indicate that the carrying value of long-lived assets may not be fully recoverable. Historically, we have elected to perform this review as of June 30th of each calendar year. During the fourth quarter of 2014, we changed the date of our annual goodwill impairment test to October 31st. The change in the annual goodwill impairment testing date is deemed a change in accounting principle, which we believe to be preferable. The change was made to better align with our customers' fiscal year, our year end reporting cycle as well as our annual planning and budgeting process, which is a significant element in the annual goodwill impairment test. This change in accounting principle did not delay, accelerate or avoid a goodwill impairment charge. The annual goodwill impairment test was performed on June 30, 2014 and on October 31, 2014 such that a period greater than 12 months did not elapse between test dates. The change in the annual goodwill impairment testing date was applied prospectively beginning on October 31, 2014 and had no effect on our consolidated financial statements. This change was not applied retrospectively as it is impracticable to do so because retrospective application would have required the application of significant estimates and assumptions without the use of hindsight. If any impairment was indicated as a result of a review, we would recognize a loss based on the amount by which the carrying amount exceeds the estimated fair value.

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

Variable Interest Entities-We determine whether we have a controlling financial interest in a Variable Interest Entity (VIE). The reporting entity with a variable interest or interest that provides the reporting entity with a controlling financial interest in a VIE will have both (a) the power to direct the activities of a VIE that most significantly impact the VIE's economic performance and (b) the obligation to absorb losses of the VIE that could potentially be significant to the VIE or the right to receive benefits from the VIE that could potentially be significant to the VIE. We have one entity that has been consolidated as a VIE. The purpose of the entity is to perform on certain U.S. Navy contracts. The maximum amount of loss we are exposed to as of December 31, 2014 was not material to our consolidated financial statements.

Equity Method Investments-Investments where we have the ability to exercise significant influence, but we do not control, are accounted for under the equity method of accounting and are included in other assets on our consolidated balance sheets. Significant influence typically exists if we have a 20% to 50% ownership interest in the investee. Under this method of accounting, our share of the net earnings or losses of the investee is included in equity in earnings or losses of unconsolidated subsidiaries on our consolidated statement of income and loss.

Accounting Standards Updates

In January 2015, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2015-01, Income Statement - Extraordinary and Unusual Items (Subtopic 225-20) - Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items, which eliminates from GAAP the concept of extraordinary items. The Board concluded that the amendments in this ASU will not result in a loss of information because although the amendments will eliminate the requirements in Subtopic 225-20 for reporting entities to consider whether an underlying event or transaction is extraordinary, the presentation and disclosure guidance for items that are unusual in nature or occur infrequently will be retained and will be expanded to include items that are both unusual in nature and infrequently occurring. The ASU is effective for annual periods ending after December 15, 2015, and interim periods thereafter. A reporting entity also may apply the amendments retrospectively to all prior periods presented in the financial statements. Early adoption is permitted provided that the guidance is applied from the beginning of the fiscal year of adoption. The adoption of ASU 2015-01 is not expected to have a material impact on our results of operations, financial position or cash flows.

On August 27, 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-15, Presentation of Financial Statements - Going Concern, which provides guidance on determining when and how reporting entities must disclose going-concern uncertainties in their financial statements. The new standard requires management to perform interim and annual assessments of an entity's ability to continue as a going concern within one year of the date of issuance of an entity's financial statements. Further, an entity must provide certain disclosures if there is substantial doubt about the entity's ability to continue as a going concern. The ASU is effective for annual periods ending after December 15, 2016, and interim periods thereafter; early adoption is permitted. The adoption of ASU 2014-15 is not expected to have a material impact on our results of operations, financial position or cash flows.

On May 28, 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers. ASU 2014-09 supersedes existing revenue recognition guidance, including Accounting Standards Codification (ASC) No. 605-35, Revenue Recognition - Construction-Type and Production-Type Contracts. ASU 2014-09 outlines a single set of comprehensive principles for recognizing revenue under U.S. GAAP. Among other things, it requires companies to identify contractual performance obligations and determine whether revenue should be recognized at a point in time or over time. These concepts, as well as other aspects of ASU 2014-09, may change the method and/or timing of revenue recognition for certain of our contracts. ASU 2014-09 will be effective January 1, 2017, and may be applied either retrospectively or through the use of a modified-retrospective method. We are currently evaluating both methods of adoption as well as the effect ASU 2014-09 will have on our consolidated financial statements.

On April 10, 2014, the FASB issued ASU 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity, which amends the definition of a discontinued operation in ASC 205-20 and requires entities to provide additional disclosures about discontinued operations as well as disposal transactions that do not meet the discontinued-operations criteria. The ASU is effective prospectively for all disposals (except disposals classified as held for sale before the adoption date) or components initially as held for sale in periods beginning on or after December 15, 2014. Early adoption is permitted. The adoption of ASU 2014-08 is not expected to have a material impact on our results of operations, financial position or cash flows.

3.	Acquisitions

7Delta Inc.-On May 23, 2014, we completed the acquisition of all equity interests in 7Delta Inc. (7Delta). The results of 7Delta's operations have been included in our consolidated financial statements since that date. The acquisition was completed through a stock purchase agreement dated May 23, 2014, by and among ManTech International Corporation, 7Delta, SLS Holdings, Inc. and the stockholders of SLS Holdings, Inc. 7Delta performs critical services such as applications and software development, program management, systems integration, information assurance and security architecture primarily within the healthcare community at the Department of Veteran Affairs (VA). We funded the acquisition through a combination of cash on hand and borrowings under our revolving credit facility. The stock purchase agreement did not contain provisions for contingent consideration.

For the year ended December 31, 2014, ManTech incurred approximately $0.5 million of acquisition costs related to the 7Delta transaction, which are included in the general and administrative expenses in our consolidated statement of income.

The purchase price of $81.4 million was allocated to the underlying assets and liabilities based on their estimated fair value at the date of acquisition. The purchase price allocation for 7Delta is not complete as of December 31, 2014 since acquired receivables and assumed accounts payables and accrued expenses continue to be evaluated. We preliminarily recorded goodwill of $70.0 million, which will be deductible for tax purposes over 15 years, assuming adequate levels of taxable income. Recognition of goodwill is largely attributed to the value paid for 7Delta's capabilities in providing software development, program management, system integration, information assurance and security architecture to the VA.

In preliminarily allocating the purchase price, we considered among other factors, analysis of historical financial performance and estimates of future performance of 7Delta's contracts. The components of other intangible assets associated with the acquisition were customer relationships and backlog valued at $4.8 million and $2.9 million, respectively. Customer contracts and related relationships represent the underlying relationships and agreements with 7Delta's existing customers. Customer relationships are amortized using the pattern of benefits method over their estimated useful life of approximately 10 years. Backlog is amortized straight-line over its estimated useful life of 2 years. The weighted-average amortization period for the intangible assets is 7 years.

The following table represents the preliminary purchase price allocation for 7Delta (in thousands):

7Delta Inc.
Cash and cash equivalents	$1,408
Receivables	9,664
Prepaid expenses and other	175
Goodwill	69,967
Other intangible assets	7,762
Property and equipment	597
Other assets	39
Accounts payable and accrued expenses	(6,617)
Accrued salaries and related expenses	(1,399)
Billings in excess of revenue earned	(229)
Net assets acquired and liabilities assumed	$81,367

We have not disclosed current period, nor pro forma, revenues and earnings attributable to 7Delta as our integration of these operations post acquisition and the entity's accounting methods preacquisition make it impracticable.

Allied Technology Group, Inc.-On February 18, 2014, we completed the acquisition of all equity interests in Allied Technology Group, Inc. (ATG). The results of ATG's operations have been included in our consolidated financial statements since that date. The acquisition was completed through a stock purchase agreement dated February 18, 2014, by and among ManTech Advanced Systems International, Inc., Allied Technology Group, Inc. and the stockholders of ATG. ATG is an innovative engineering and information management solution company with strong customer relationships and strategic contracts with the Department of Homeland Security (DHS). ATG provides IT, engineering services, program management and training solutions to a variety of federal customers. The acquisition will enable us to deliver services through their unrestricted prime position on DHS's primary acquisition vehicles: Technical, Acquisition and Business Support Services and Enterprise Acquisition Gateway for Leading Edge Solutions II. We funded the acquisition with cash on hand. The stock purchase agreement did not contain provisions for contingent consideration.

For the year ended December 31, 2014, ManTech incurred approximately $0.4 million of acquisition costs related to the ATG transaction, which are included in the general and administrative expenses in our consolidated statement of income.

The purchase price of $45.0 million was allocated to the underlying assets and liabilities based on their estimated fair value at the date of acquisition. We recorded goodwill of $28.8 million, which will be deductible for tax purposes over 15 years, assuming adequate levels of taxable income. Recognition of goodwill is largely attributed to the value paid for ATG's capabilities in providing technology service program management, systems engineering and information technology services to DHS.

In allocating the purchase price, we considered among other factors, analysis of historical financial performance and estimates of future performance of ATG's contracts. The components of other intangible assets associated with the acquisition were customer relationships and backlog valued at $6.4 million and $0.6 million, respectively. Customer contracts and related relationships represent the underlying relationships and agreements with ATG's existing customers. Customer relationships are amortized using the pattern of benefits method over their estimated useful life of approximately 20 years. Backlog is amortized straight-line over its estimated useful life of 1 year. The weighted-average amortization period for the intangible assets is 18 years.

The following table represents the purchase price allocation for ATG (in thousands):

Allied Technology Group, Inc.
Cash and cash equivalents	$712
Receivables	11,670
Prepaid expenses and other	1,432
Contractual inventory	1
Goodwill	28,806
Other intangible assets	7,071
Property and equipment	899
Other assets	111
Accounts payable and accrued expenses	(3,399)
Accrued salaries and related expenses	(2,155)
Billings in excess of revenue earned	(148)
Net assets acquired and liabilities assumed	$45,000

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

For the year ended December 31, 2013, ManTech incurred approximately $0.1 million of acquisition costs related to the ALTA transaction, which are included in the general and administrative expenses in our consolidated statement of loss and no acquisition costs were recorded after 2013.

The purchase price of $10.2 million was allocated to the underlying assets and liabilities based on their estimated fair value at the date of acquisition. We have recorded total assets of $11.1 million, including goodwill and intangible assets recognized in connection with the acquisition, and total liabilities of $0.9 million. Included in total assets were $0.7 million in acquisition related intangible assets. We recorded goodwill of $9.1 million, which will be deductible for tax purposes over 15 years, assuming adequate levels of taxable income. Recognition of goodwill is largely attributed to the value paid for ALTA's capabilities in providing technology services to the U.S. government in the health care sector.

In allocating the purchase price, we considered among other factors, analysis of historical financial performance and estimates of future performance of ALTA's contracts. The components of other intangible assets associated with the acquisition were customer relationships and backlog valued at $0.6 million and $0.1 million, respectively. Customer contracts and related relationships represent the underlying relationships and agreements with ALTA's existing customers. Customer relationships and backlog are amortized straight-line over their estimated useful lives of approximately 20 years and 1 year, respectively. The weighted-average amortization period for the intangible assets is 17 years.

We have not disclosed current period, nor pro forma, revenues and earnings attributable to ALTA as our integration of these operations post acquisition and the entity's accounting methods preacquisition make it impracticable.

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

For the year ended December 31, 2012, ManTech incurred approximately $0.8 million of acquisition costs related to the HBGary transaction, which are included in the general and administrative expenses in our consolidated statement of income and no acquisition costs were recorded after 2012.

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

The components of other intangible assets associated with the acquisition were developed technology, customer relationships and trademark valued at $2.0 million, $0.9 million and $0.2 million, respectively. Developed technology represents the software developed by HBGary to detect, analyze and diagnose Advanced Persistent Threats and targeted malware. Customer relationships represent the underlying relationship with HBGary customers in the financial services, energy, critical infrastructure and technology sectors. Trademark represents the HBGary trade name that is recognized in the industry. Developed technology, customer relationships and trademark are amortized straight-line over their estimated useful lives of approximately 3 years, 2 years and 2 years, respectively. The weighted-average amortization period for the intangible assets is 3 years.

We have not disclosed current period, nor pro forma, revenues and earnings attributable to HBGary as our integration of these operations post acquisition and the entity's accounting methods preacquisition make it impracticable.

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

For the year ended December 31, 2012, the Company incurred $0.2 million of acquisition costs associated with the Evolvent transaction, which are included in general and administrative expenses in our consolidated statement of income and no acquisition costs were recorded after 2012.

The purchase price of $39.9 million was allocated to the underlying assets and liabilities based on their fair value at the date of acquisition. Total assets were $46.9 million, including goodwill and intangible assets recognized in connection with the acquisition, and total liabilities were $7.0 million. Included in total assets were $3.7 million in acquisition related intangible assets. We recorded goodwill of $33.2 million, which is not deductible for tax purposes. Recognition of goodwill is largely attributed to the highly skilled employees and the value paid for Evolvent's capabilities in providing IT services and solutions to the U.S. government healthcare sector.

In allocating the purchase price, we considered among other factors, analyses of historical performance and estimates of future performance of Evolvent's contracts. The components of other intangible assets associated with the acquisition were customer relationships and backlog valued at $3.4 million and $0.3 million, respectively. Customer contracts and related relationships represent the underlying relationships and agreements with Evolvent's existing customers. Customer relationships and backlog are amortized over their estimated useful lives of 20 years and 1 year, respectively, using the pattern of benefits method. The weighted-average amortization period for the intangible assets is 19 years.

We have not disclosed current period, nor pro forma, revenues and earnings attributable to Evolvent as our integration of these operations post acquisition and the entity's accounting methods preacquisition make it impracticable.

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

In applying the two-class method, we determined that undistributed earnings (loss) should be allocated equally on a per share basis between Class A and Class B common stock. Under our Certificate of Incorporation, the holders of the common stock are entitled to participate ratably, on a share-for-share basis as if all shares of common stock were of a single class, in such dividends, as may be declared by the Board of Directors. During the years ended December 31, 2014, 2013 and 2012, we declared and paid quarterly dividends, each in the amount of $0.21 per share on both classes of common stock.

Basic earnings (loss) per share has been computed by dividing net income (loss) available to common stockholders by the weighted average number of shares of common stock outstanding during each period. Shares issued during the period and shares reacquired during the period are weighted for the portion of the period in which the shares were outstanding. Diluted earnings (loss) per share have been computed in a manner consistent with that of basic earnings (loss) per share while giving effect to all potentially dilutive common shares that were outstanding during each period.

The net income (loss) available to common stockholders and weighted average number of common shares outstanding used to compute basic and diluted earnings (loss) per share for each class of common stock are as follows (in thousands, except per share amounts):

	Year Ended December 31,
	2014	2013	2012
Distributed earnings	$31,313	$31,200	$31,050
Undistributed earnings (loss)	15,981	(37,349)	63,969
Net income (loss)	$47,294	$(6,149)	$95,019

Class A common stock:
Basic net income (loss) available to common stockholders	$30,539	$(3,963)	$61,065
Basic weighted average common shares outstanding	24,047	23,913	23,727
Basic earnings (loss) per share	$1.27	$(0.17)	$2.57

Diluted net income (loss) available to common stockholders	$30,571	$(3,963)	$61,103
Effect of potential exercise of stock options	70	—	41
Diluted weighted average common shares outstanding	24,117	23,913	23,768
Diluted earnings (loss) per share	$1.27	$(0.17)	$2.57

Class B common stock:
Basic net income (loss) available to common stockholders	$16,755	$(2,186)	$33,954
Basic weighted average common shares outstanding	13,193	13,193	13,193
Basic earnings (loss) per share	$1.27	$(0.17)	$2.57

Diluted net income (loss) available to common stockholders	$16,723	$(2,186)	$33,916
Effect of potential exercise of stock options	—	—	—
Diluted weighted average common shares outstanding	13,193	13,193	13,193
Diluted earnings (loss) per share	$1.27	$(0.17)	$2.57

For the years ended December 31, 2014, 2013 and 2012, options to purchase 2.7 million, 3.2 million and 2.9 million shares, respectively, were outstanding but not included in the computation of diluted earnings (loss) per share because the options' effect would have been anti-dilutive. For the years ended December 31, 2014, 2013 and 2012, there were 158,371 shares, 79,567 shares, and 38,542 shares, respectively, issued from the exercise of stock options.

5.	Receivables

We deliver a broad array of information technology and technical services solutions under contracts with the U.S. government, state and local governments and commercial customers. The components of contract receivables are as follows (in thousands):

	December 31,
	2014	2013
Billed receivables	$319,065	$370,975
Unbilled receivables:
Amounts billable	50,393	84,582
Revenues recorded in excess of funding	13,082	9,743
Retainage	4,446	2,634
Allowance for doubtful accounts	(9,830)	(10,036)
Receivables-net	$377,156	$457,898

Amounts billable consist principally of amounts to be billed within the next month. Revenues recorded in excess of funding are billable upon receipt of contractual amendments or other modifications. The retainage is billable upon completion of the contract performance and approval of final indirect expense rates by the government. There is a contract with the U.S. Army that represents 2.2% and 15.3% of receivables-net at December 31, 2014 and 2013, respectively. Accounts receivable at December 31, 2014 are expected to be substantially collected within one year except for approximately $1.1 million, of which 89.1% is related to receivables from sales to the U.S. government. The remainder is related to receivables from contracts in which we acted as a subcontractor to other contractors.

The Company does not believe it has significant exposure to credit risk as accounts receivable and the related unbilled amounts are primarily due from the U.S. government. The allowance for doubtful accounts represents our estimate for exposure to compliance, contractual issues and bad debts related to prime contractors.

6.	Property and Equipment

Major classes of property and equipment are summarized as follows (in thousands):

	December 31,
	2014	2013
Furniture and equipment	$43,659	$50,989
Leasehold improvements	35,601	33,535
Property and equipment-gross	79,260	84,524
Accumulated depreciation and amortization	(53,517)	(54,368)
Property and equipment-net	$25,743	$30,156

Depreciation and amortization expense related to property and equipment for the years ended December 31, 2014, 2013 and 2012 was $9.0 million, $8.7 million and $30.9 million, respectively.

7.	Goodwill and Other Intangible Assets

Under ASC 350, Intangibles - Goodwill and Other, goodwill is to be reviewed at least annually for impairment and whenever events or circumstances indicate that the carrying value of goodwill may not be fully recoverable. Historically, we have elected to perform this review as of June 30th of each calendar year. During the fourth quarter of 2014, we changed the date of our annual goodwill impairment test to October 31st. The change in the annual goodwill impairment testing date is deemed a change in accounting principle, which we believe to be preferable. The change was made to better align with our customers' fiscal year, our year end reporting cycle as well as our annual planning and budgeting process, which is a significant element in the annual goodwill impairment test. This change in accounting principle did not delay, accelerate or avoid a goodwill impairment charge. The goodwill impairment test was performed on June 30, 2014 and on October 31, 2014 such that a period greater than 12 months did not elapse between test dates. The change in the annual goodwill impairment testing date was applied prospectively beginning on October 31, 2014 and had no effect on our consolidated financial statements. This change was not applied retrospectively as it is impracticable to do so because retrospective application would have required the application of significant estimates and assumptions without the use of hindsight.

In reviewing goodwill for impairment, we have the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the estimated fair value of a reporting unit is less than its carrying amount. If we elect to perform a qualitative assessment and determine that an impairment is more likely than not, the entity is then required to perform the existing two-step quantitative impairment test (described below), otherwise no further analysis is required. We also may elect not to perform the qualitative assessment and, instead, proceed directly to the two-step quantitative impairment test.

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

During the fourth quarter of 2013, multiple events and circumstances indicated a significant reduction in the operating performance outlook of one of our reporting units. These events included lower than expected contract awards on several competitive opportunities, changing mission priorities of the U.S. government in relation to our Command, Control, Communications, Computers, Intelligence, Surveillance, and Reconnaissance (C4ISR) contracts and Overseas Contingency Operations (OCO) related work, primarily on maintenance and sustainment of Mine-Resistant Ambush-Protected (MRAP) vehicles, delays in our customers' procurement cycle due, in part, to the U.S. government shutdown, and continued margin pressures on some of our contracts. The culmination of these events led us to conduct an interim goodwill impairment test. The results of step one of this test showed the carrying value of one reporting unit was in excess of its fair value, therefore we performed step two of the goodwill impairment test to measure the amount of the impairment loss. Based on the results of the step two analysis, we recorded a non-cash goodwill impairment charge of $118.4 million for the period ending December 31, 2013.

The changes in the carrying amounts of goodwill during fiscal years 2014 and 2013 were as follows (in thousands):

Goodwill Balance
Goodwill at December 31, 2012	$861,912
Impairment	(118,427)
Acquisitions	9,382
Goodwill at December 31, 2013	752,867
Acquisitions	98,773
Goodwill at December 31, 2014	$851,640

Other intangible assets consisted of the following (in thousands):

	December 31, 2014			December 31, 2013
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Other intangible assets:
Contract and program intangible assets	$266,272	$126,619	$139,653	$251,572	$109,586	$141,986
Capitalized software cost for internal use	35,036	19,500	15,536	34,083	23,617	10,466
Other	115	54	61	115	44	71
Total other intangible assets-net	$301,423	$146,173	$155,250	$285,770	$133,247	$152,523

Amortization expense relating to intangible assets for the years ended December 31, 2014, 2013 and 2012 was $20.4 million, $20.4 million and $20.5 million, respectively. We estimate that we will have the following amortization expense for the future periods indicated below (in thousands):

Year ending:
December 31, 2015	$18,839
December 31, 2016	$16,682
December 31, 2017	$14,705
December 31, 2018	$13,208
December 31, 2019	$11,354

8.	Debt

Revolving Credit Facility-We maintain a credit agreement with a syndicate of lenders led by Bank of America, N.A., as sole administrative agent. The credit agreement provides for a $500 million revolving credit facility, with a $25 million letter of credit sublimit and a $30 million swing line loan sublimit. The credit agreement also includes an accordion feature that permits the Company to arrange with the lenders for the provision of additional commitments. On June 13, 2014, we amended and restated the credit agreement, and extended the maturity date to June 13, 2019. We deferred $3.4 million in debt issuance costs, cumulatively over the agreements, which are amortized over the term of the amended and restated credit agreement.

Borrowings under our credit agreement are collateralized by substantially all the assets of ManTech and its Material Subsidiaries (as defined in the credit agreement) and bear interest at one of the following variable rates as selected by the Company at the time of borrowing: a London Interbank Offer Rate (LIBOR) based rate plus market spreads (1.25% to 2.25% based on our consolidated total leverage ratio) or Bank of America's base rate plus market spreads (0.25% to 1.25% based on our consolidated total leverage ratio). The aggregate annual weighted average interest rates were 0.76% and 0.00% for the years ended December 31, 2014 and 2013, respectively.

The terms of the credit agreement permit prepayment and termination of the loan commitments at any time, subject to certain conditions. The credit agreement requires the Company to comply with specified financial covenants, including the maintenance of certain leverage ratios and a certain consolidated coverage ratio. The credit agreement also contains various covenants, including affirmative covenants with respect to certain reporting requirements and maintaining certain business activities, and negative covenants that, among other things, may limit or impose restrictions on our ability to incur liens, incur additional indebtedness, make investments, make acquisitions and undertake certain other actions. As of, and during, December 31, 2014 and 2013, we were in compliance with our financial covenants under the credit agreement.

There were no outstanding balances on our revolving credit facility at December 31, 2014 and 2013. The weighted average borrowings under the revolving portion of the facility during the years ended December 31, 2014 and 2013 were $9.1 million and $0, respectively. The maximum available borrowing under the revolving credit facility at December 31, 2014 was $499.2 million. At December 31, 2014 and 2013, we were contingently liable under letters of credit totaling $0.8 million and $0.2 million, respectively, which reduces our availability to borrow under our revolving credit facility.

7.25% Senior Unsecured Notes-On April 15, 2014, we paid the redemption price plus accrued and unpaid interest on our 7.25% senior unsecured notes issued on April 13, 2010 for $200.0 million, which were registered under the Securities Act of 1933. The 7.25% senior unsecured notes were redeemed at a redemption price of 103.625% of the principal amount of the outstanding 7.25% senior unsecured notes, or $207.3 million. As a result of the redemption of our 7.25% senior unsecured notes, we recorded a loss on the extinguishment of debt for $10.1 million as non-operating income on our consolidated statement of income during the year ended December 31, 2014.

9.	Commitments and Contingencies

Contracts with the U.S. government including subcontracts are subject to extensive legal and regulatory requirements and, from time-to-time, agencies of the U.S. government, in the ordinary course of business, investigate whether our operations are conducted in accordance with these requirements and the terms of the relevant contracts. U.S. government investigations of the Company, whether related to our U.S. government contracts or conducted for other reasons, could result in administrative, civil or criminal liabilities, including repayments, fines or penalties being imposed upon the Company, or could lead to suspension or debarment from future U.S. government contracting. Management believes it has adequately reserved for any losses that may be experienced from any investigation of which it is aware. The Defense Contract Audit Agency (DCAA) has completed our incurred cost audits through 2009, with no material adjustments. The remaining audits for 2010 through 2014 are not expected to have a material effect on our financial position, results of operations or cash flow and management believes it has adequately reserved for any losses.

In the normal course of business, we are involved in certain governmental and legal proceedings, claims and disputes and have litigation pending under several suits. We believe that the ultimate resolution of these matters will not have a material effect on our financial position, results of operations or cash flows.

We lease office space and equipment under long-term operating leases. A number of the leases contain renewal options and escalation clauses. At December 31, 2014, aggregate future minimum rental commitments under these leases are as follows (in thousands):

	Office Space	Equipment	Total
Year ending:
December 31, 2015	$29,625	$61	$29,686
December 31, 2016	25,514	7	25,521
December 31, 2017	22,942	1	22,943
December 31, 2018	22,244	—	22,244
December 31, 2019	21,391	—	21,391
Thereafter	53,515	—	53,515
Total	$175,231	$69	$175,300

Office space and equipment rent expense totaled approximately $42.9 million, $47.6 million and $52.1 million for the years ended December 31, 2014, 2013 and 2012, respectively.

We had $11.1 million and $11.0 million of deferred rent liabilities resulting from recording rent expense on a straight-line basis over the life of the respective lease for the years ended December 31, 2014 and 2013, respectively.

10.	Stockholders' Equity and Stock-Based Compensation

Common Stock-We have 150,000,000 shares of authorized Class A common stock, par value $0.01 per share. We have 50,000,000 shares of authorized Class B common stock, par value $0.01 per share. On December 31, 2014, there were 24,179,401 shares of Class A common stock outstanding, 244,113 shares of Class A common stock recorded as treasury stock and 13,192,845 shares of Class B common stock outstanding.

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

Preferred Stock-We are authorized to issue an aggregate of 20,000,000 shares of preferred stock, $0.01 par value per share, the terms and conditions of which are determined by our Board of Directors upon issuance. The rights, preferences and privileges of holders of our common stock are subject to, and may be adversely affected by, the rights of holders of any shares of preferred stock that we may designate and issue in the future. At December 31, 2014 and 2013, no shares of preferred stock were outstanding and the Board of Directors currently has no plans to issue a series of preferred stock.

Accounting for Stock-Based Compensation:

Our 2011 Management Incentive Plan (the Plan) was designed to attract, retain and motivate key employees. Awards granted under the Plan are settled in shares of Class A common stock. At the beginning of each year, the Plan provides that the number of shares available for issuance automatically increases by an amount equal to 1.5% of the total number of shares of Class A and Class B common stock outstanding on December 31st of the previous year. On January 2, 2015, there were 560,584 additional shares made available for issuance under the Plan. Through December 31, 2014, the remaining aggregate number of shares of our common stock authorized for issuance under the Plan was 3,908,967. Through December 31, 2014, there were 4,793,930 shares of our Class A common stock that were issued and remain outstanding as a result of equity awards granted under the Plan. The Plan expires in May 2021.

The Plan is administered by the compensation committee of our Board of Directors, along with its delegates. Subject to the express provisions of the Plan, the committee has the Board of Directors' authority to administer and interpret the Plan, including the discretion to determine the exercise price, vesting schedule, contractual life and the number of shares to be issued.

Stock Compensation Expense-For the years ended December 31, 2014, 2013 and 2012, we recorded $4.4 million, $5.2 million and $8.1 million of stock-based compensation expense, respectively. No compensation expense of employees with stock awards, including stock-based compensation expense, was capitalized during the periods. For the years ended December 31, 2014, 2013 and 2012, the total recognized tax deficiency from the exercise of stock options, vested cancellations and the vesting of restricted stock were $3.2 million, $2.3 million and $1.4 million, respectively.

Stock Options-We typically issue options that vest over three years in equal installments beginning on the first anniversary of the date of grant. Under the terms of the Plan, the contractual life of the option grants may not exceed eight years. During the years ended December 31, 2014 and 2013, we issued options that expire five years from the date of grant.

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

The following weighted-average assumptions were used for option grants during the years ended December 31, 2014, 2013 and 2012:

Volatility-The expected volatility of the options granted was estimated based upon historical volatility of our share price through weekly observations of our trading history.

Expected Term-The expected term of options granted to employees during fiscal years 2014, 2013 and 2012 was determined from historical exercises of the grantee population. For all grants valued during fiscal years 2014, 2013 and 2012, the options have graded vesting over three years in equal installments beginning on the first anniversary of the date of the grant and a contractual term of five years.

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

The following table summarizes weighted-average assumptions used in our calculations of fair value for the years ended December 31, 2014, 2013 and 2012:

	Year Ended December 31,
	2014	2013	2012
Volatility	28.96%	31.92%	31.68%
Expected life of options	3 years	3 years	3 years
Risk-free interest rate	0.96%	0.56%	0.48%
Dividend yield	3.00%	3.00%	2.70%

Stock Option Activity-During the year ended December 31, 2014, we granted stock options to purchase 946,576 shares of Class A common stock at a weighted-average exercise price of $29.12 per share, which reflects the fair market value of the shares on the date of grant. The weighted-average fair value of options granted during the years ended December 31, 2014, 2013 and 2012, as determined under the Black-Scholes-Merton valuation model, was $4.76, $4.84 and $5.19, respectively. These options vest over three years in equal annual installments beginning on the first anniversary of the date of the grant and have a contractual term of five years. Option grants that vested during the years ended December 31, 2014, 2013 and 2012 had a combined fair value of $4.4 million, $6.1 million and $8.3 million, respectively.

The following table summarizes stock option activity for the years ended December 31, 2014, 2013 and 2012:

	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value (in thousands)
Stock options at December 31, 2011	2,886,110	$41.14	$1,096
Granted	986,650	$29.24
Exercised	(38,542)	$28.93	$215
Cancelled and expired	(413,022)	$39.27
Stock options at December 31, 2012	3,421,196	$38.61	$626
Granted	957,525	$27.42
Exercised	(79,567)	$22.75	$400
Cancelled and expired	(899,034)	$39.84
Stock options at December 31, 2013	3,400,120	$35.51	$4,488
Granted	946,576	$29.12
Exercised	(158,371)	$24.78	$754
Cancelled and expired	(797,293)	$41.75
Stock options at December 31, 2014	3,391,032	$32.76	$4,722

The following table summarizes non-vested stock options for the year ended December 31, 2014:

	Number of Shares	Weighted Average Fair Value
Non-vested stock options at December 31, 2013	1,567,945	$5.51
Granted	946,576	$4.76
Vested	(711,806)	$6.20
Cancelled	(129,187)	$5.07
Non-vested stock options at December 31, 2014	1,673,528	$4.83

The following table includes information concerning stock options exercisable and stock options expected to vest at December 31, 2014:

	Number of Shares	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Aggregate Intrinsic Value (in thousands)
Stock options exercisable	1,717,504	2.0	$36.86	$1,634
Stock options expected to vest	1,475,948	4.0	$28.54	$2,753
Stock options exercisable and expected to vest	3,193,452

Unrecognized compensation expense related to outstanding stock options expected to vest as of December 31, 2014 was $5.5 million, which is expected to be recognized over a weighted-average period of 2 years and will be adjusted for any future changes in estimated forfeitures.

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

Restricted Stock Activity-The following table summarizes the restricted stock activity during the years ended December 31, 2013 and 2014:

	Number of Shares	Grant Date Fair Value (in thousands)
Non-vested restricted stock at December 31, 2012	27,333
Granted	24,000	$664
Vested	(30,333)	$825
Forfeited	—
Non-vested restricted stock at December 31, 2013	21,000
Granted	21,000	$643
Vested	(21,000)	$581
Forfeited	—
Non-vested restricted stock at December 31, 2014	21,000

11.	Retirement Plans

As of December 31, 2014, we maintained a qualified defined contribution plan. Our qualified defined contribution plan covers substantially all employees and complies with Section 401 of the Internal Revenue Code. Under this plan, we stipulated a basic matching contribution that matches a portion of the participants' contribution based upon a defined schedule. Additionally, this plan contains a discretionary contribution component where the Company may contribute additional amounts based on a percentage of eligible employees' compensation. Contributions are invested by an independent investment company. The choice of investment alternatives is at the election of each participating employee. Our contributions to the plan were approximately $18.6 million, $19.3 million and $22.6 million for the years ended December 31, 2014, 2013 and 2012, respectively.

We maintained an Employee Stock Ownership Plan (ESOP) as of December 31, 2014. On December 18, 1998, the Board of Directors approved the establishment of a qualified ESOP, effective January 1, 1999, for the benefit of substantially all of our U.S. domestic-based employees and some overseas employees. The ESOP is non-leveraged and is funded entirely through Company contributions based on a percentage of eligible employee compensation, as defined in the plan. Participants must be employees of the Company or eligible Company subsidiaries and must meet minimum service requirements to be eligible for annual contributions. The ESOP specifies a five-year vesting schedule over which participants become vested in the Class A common stock allocated to their participant account. The amount of our annual contribution to the ESOP is at the discretion of our Board of Directors. For the years ended December 31, 2014, 2013 and 2012, we recorded $0, $0.9 million and $3.8 million, respectively, as compensation expense related to ESOP contributions. There were no shares, 31,653 shares and 146,589 shares of Class A common stock contributed to the ESOP for the years ended December 31, 2014, 2013 and 2012, respectively. There were no unearned ESOP shares at December 31, 2014 and 2013, respectively. As required under ASC 714-40, Employee Stock Ownership Plans, compensation expense is recorded for shares committed to be released to employees based on the fair market value of those shares in the period in which they are committed to be released. For the years ended December 31, 2013 and 2012, new shares were issued to satisfy this obligation.

As of December 31, 2014, we also maintained an Employee Supplemental Savings Plan (ESSP), a non-qualified deferred compensation plan, for certain key employees. Under this plan, eligible employees may defer up to 75% of qualified annual base compensation and 100% of bonus. In the ESSP, participant deferral accounts are credited with a rate of return based on investment elections as selected by the participant. The assets related to the ESSP are held in a rabbi trust owned by the Company for benefit of the participating employees. The trust investments are in the form of variable universal life insurance products, which are owned by the Company. These investments seek to replicate the return of the participant investment elections. Employee contributions to this plan were approximately $3.0 million, $3.2 million and $5.1 million for the years ended December 31, 2014, 2013 and 2012, respectively.

We maintained a nonqualified supplemental defined benefit pension plan for certain retired employees of an acquired company as of December 31, 2014. These plans were informally and partially funded beginning in 1999 through a rabbi trust. Assets held in a rabbi trust are not eligible to be included in the calculation of plan status. At both December 31, 2014 and 2013, 100% of the rabbi trust assets were invested in a money market account with a commercial bank. All covered employees retired prior to 1998. Our benefit obligation was $1.3 million at both December 31, 2014 and 2013.

12.	Income Taxes

The domestic and foreign components of income operations before income taxes and equity method investments were as follows (in thousands):

	Year Ended December 31,
	2014	2013	2012
Domestic	$79,238	$6,768	$155,381
Foreign	(137)	(215)	(427)
Income from operations before income taxes and equity method investments	$79,101	$6,553	$154,954

The provision for income taxes was comprised of the following components (in thousands):

	Year Ended December 31,
	2014	2013	2012
Current provision (benefit):
Federal	$10,375	$18,702	$37,926
State	2,499	4,011	5,780
Foreign	160	86	123
	13,034	22,799	43,829
Deferred provision (benefit):
Federal	17,739	(6,557)	15,241
State	4,477	(1,858)	2,332
	22,216	(8,415)	17,573
Non-current provision (benefit) resulting from allocating tax benefits directly to additional paid in capital and changes in liabilities:
Federal	(2,755)	(2,009)	(1,306)
State	(970)	(522)	(161)
Foreign	—	(11)	—
	(3,725)	(2,542)	(1,467)
Provision for income taxes	$31,525	$11,842	$59,935

For the year ended December 31, 2014, the non-current benefit for income taxes includes $(3.3) million arising from the cancellation of vested stock options allocated to equity and valuation differences between grant and vesting dates on restricted stock allocated to equity and $(0.4) million related to liabilities for uncertain tax positions. For the year ended December 31, 2013, the non-current benefit for income taxes includes $(2.4) million arising from the cancellation of vested stock options allocated to equity and valuation differences between grant and vesting dates on restricted stock allocated to equity and $(0.1) million related to liabilities for uncertain tax positions. For the year ended December 31, 2012, the non-current benefit for income taxes includes $(1.4) million arising from the cancellation of vested stock options allocated to equity and valuation differences between grant and vesting dates on restricted stock allocated to equity and $(0.1) million related to liabilities for uncertain tax positions (including $(0.1) million for use of a state net operating loss).

The schedule of effective income tax rate reconciliation is as follows:

	Year Ended December 31,
	2014	2013	2012
Statutory U.S. Federal tax rate	35.0%	35.0%	35.0%
Increase (decrease) in tax rate resulting from:
State taxes—net of Federal benefit	5.0%	18.6%	3.3%
Excess executive compensation	1.3%	16.7%	0.8%
Deferred compensation (ESSP)	(0.7)%	(24.6)%	(0.5)%
Section 199 deductions	(0.6)%	(6.5)%	(0.2)%
Goodwill impairment	—%	200.1%	—%
Tax basis deduction of investment	—%	(15.3)%	—%
Provisions of American Taxpayer Relief Act of 2012	—%	(10.3)%	—%
Acquisition working capital settlement	—%	(5.0)%	—%
Other, net	—%	(0.7)%	0.3%
Effective tax rate	40.0%	208.0%	38.7%

The Company paid income taxes, net of refunds, of $14.3 million, $14.9 million and $43.5 million for the years ended December 31, 2014, 2013 and 2012, respectively.

Deferred income taxes arise from temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements. A summary of the tax effect of the significant components of deferred income taxes is as follows (in thousands):

	December 31,
	2014	2013
Gross deferred tax liabilities:
Goodwill and other assets	$86,242	$68,940
Unbilled receivables	14,549	10,099
Property and equipment	3,931	5,442
Total	104,722	84,481

Gross deferred tax assets:
Retirement and other liabilities	(31,851)	(33,505)
Allowance for potential contract losses and other contract reserves	(3,911)	(3,687)
Federal and state operating loss carryforwards	(441)	(829)
Total	(36,203)	(38,021)
Net deferred tax liabilities	$68,519	$46,460

The tax benefits associated with nonqualified stock options and disqualifying dispositions of incentive stock options reduced the current taxes payable by $0.1 million for the year ended December 31, 2014. These benefits were recorded as an increase to additional paid-in capital.

At December 31, 2014, we had state net operating losses of approximately $5.2 million that expire beginning 2016 through 2032.

A reconciliation of the beginning and ending balances of the total amounts of gross unrecognized tax benefits is as follows (in thousands):

	December 31,
	2014	2013	2012
Gross unrecognized tax benefits at beginning of year	$1,207	$1,376	$1,440
Increases in tax positions for prior years	80	95	18
Decreases in tax positions for prior years	(13)	(26)	—
Increases in tax positions for current year	86	69	141
Lapse in statute of limitations	(575)	(307)	(223)
Gross unrecognized tax benefits at end of year	$785	$1,207	$1,376

The total liability for gross unrecognized tax benefits as of December 31, 2014, 2013 and 2012 includes $0.6 million, $0.9 million and $1.0 million, respectively, of unrecognized net tax benefits which, if ultimately recognized, would reduce our annual effective tax rate in a future period.

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

The Company recognizes interest related to unrecognized tax benefits within interest expense and penalties related to unrecognized tax benefits in general and administrative expenses. At December 31, 2014, 2013 and 2012, interest and penalties on the net unrecognized tax benefits were $0.2 million, $0.2 million and $0.2 million, respectively.

13.	Business Segment and Geographic Area Information

We have one reportable segment. We deliver a broad array of information technology and technical services solutions under contracts with the U.S. government. Our U.S. government customers typically exercise independent contracting authority, and even offices or divisions within an agency or department may directly, or through a prime contractor, use our services as a separate customer so long as that customer has independent decision-making and contracting authority within its organization. The U.S. Army Tank-Automotive Armament Command (TACOM) contract accounted for 7.5%, 19.4% and 22.2% of our revenues for the years ended December 31, 2014, 2013 and 2012, respectively. Revenues from the U.S. government under prime contracts and subcontracts were approximately 98.9%, 99.0% and 99.2% of our total revenues for the years ended December 31, 2014, 2013 and 2012, respectively. We treat sales to U.S. government customers as sales within the United States regardless of where the services are performed. U.S. revenues were approximately 99.7%, 99.8% and 99.8% of our total revenues for the years ended December 31, 2014, 2013 and 2012, respectively. International revenues were approximately 0.3%, 0.2% and 0.2% of our total revenues for the years ended December 31, 2014, 2013 and 2012, respectively. Furthermore, substantially all assets from continuing operations were held in the United States for the years ended December 31, 2014, 2013 and 2012.

14.	Equity Method Investments

On May 24, 2012, Fluor-ManTech Logistics Solutions, LLC (FMLS), a limited liability company, was created with Fluor International, Inc. and ManTech as the investees. Each investee has a 50% ownership interest in FMLS. Because we have the ability to exercise significant influence over FMLS we determined that the equity method of accounting will be used for our investment. Under the operating agreement, we are required to provide additional financial support for losses incurred by FMLS. We recorded $456 thousand, $860 thousand and $0 in equity method losses for the years ended December 31, 2014, 2013 and 2012, respectively. We had no investment balance in FMLS as of December 31, 2014 and 2013. As of December 31, 2014 and 2013, we recorded liabilities for $735 thousand and $438 thousand, respectively, which were owed to FMLS for additional financial support.

On July 7, 2011, GenTech Partners Joint Venture (GenTech), was created with Genex Systems, LLC and ManTech as the investees. Genex Systems, LLC's interest in GenTech is 51% and ManTech's interest in GenTech is 49%. Because we have the ability to exercise significant influence over GenTech we determined that the equity method of accounting will be used for our investment. We recorded $141 thousand, $0, and $0 in equity method earnings for the years ended December 31, 2014, 2013, and 2012, respectively. Our investment balance in GenTech was $141 thousand and $0 as of December 31, 2014 and 2013, respectively.

15.	Quarterly Financial Information (Unaudited)

The quarterly financial data reflects, in the opinion of the Company, all normal and recurring adjustments to present fairly the results of operations for such periods. Results of any one or more quarters are not necessarily indicative of annual results or continuing trends. The following tables set forth selected unaudited quarterly financial data:

	2014
	March 31,	June 30,	September 30,	December 31,
	(in thousands, except per share data)
Revenues	$452,033	$463,381	$447,200	$411,367
Operating income	$20,042	$24,070	$26,732	$23,972
Income from operations before income taxes and equity method investments	$16,059	$12,929	$26,492	$23,621
Net income	$9,634	$7,708	$15,487	$14,465

Class A common stock:
Basic weighted average common shares outstanding	23,988	24,023	24,061	24,115
Basic earnings per share	$0.26	$0.21	$0.42	$0.39
Diluted weighted average common shares outstanding	24,057	24,092	24,126	24,191
Diluted earnings per share	$0.26	$0.21	$0.41	$0.39
Class B common stock:
Basic weighted average common shares outstanding	13,193	13,193	13,193	13,193
Basic earnings per share	$0.26	$0.21	$0.42	$0.39
Diluted weighted average common shares outstanding	13,193	13,193	13,193	13,193
Diluted earnings per share	$0.26	$0.21	$0.41	$0.39

	2013
	March 31,	June 30,	September 30,	December 31,
	(in thousands, except per share data)
Revenues	$646,008	$605,129	$567,399	$491,536
Operating income (loss)	$36,371	$38,671	$32,039	$(84,838)
Income (loss) from operations before income taxes and equity method investments	$32,479	$34,632	$28,082	$(88,640)
Net income (loss)	$20,180	$21,551	$17,718	$(65,598)

Class A common stock:
Basic weighted average common shares outstanding	23,832	23,910	23,944	23,963
Basic earnings (loss) per share	$0.55	$0.58	$0.48	$(1.77)
Diluted weighted average common shares outstanding	23,876	23,940	23,982	23,963
Diluted earnings (loss) per share	$0.54	$0.58	$0.48	$(1.77)
Class B common stock:
Basic weighted average common shares outstanding	13,193	13,193	13,193	13,193
Basic earnings (loss) per share	$0.55	$0.58	$0.48	$(1.77)
Diluted weighted average common shares outstanding	13,193	13,193	13,193	13,193
Diluted earnings (loss) per share	$0.54	$0.58	$0.48	$(1.77)

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

The Company has had no disagreements with its auditors on accounting principles, practices or financial statement disclosure during and through the date of the financial statements included in this Report.

Item 9A.	Controls and Procedures

We performed an assessment as of December 31, 2014 of the effectiveness of the design and operation of our disclosure controls and procedures and our internal control over financial reporting. This assessment was done under the supervision and with the participation of management, including our principal executive officer and principal financial officer. Included as Exhibits 31.1 and 31.2 to this Annual Report on Form 10-K are forms of “Certification” of our principal executive officer (our Chairman of the Board and Chief Executive Officer) and our principal financial officer (our Chief Financial Officer). The forms of Certification are required in accordance with Section 302 of the Sarbanes-Oxley Act of 2002. This section of the Annual Report on Form 10-K that you are currently reading is the information concerning the assessment referred to in the Section 302 certifications and required by the rules and regulations of the SEC. You should read this information in conjunction with the Section 302 certifications for a more complete understanding of the topics presented.

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

Limitations on the Effectiveness of Controls-Management, including our principal executive officer and our principal financial officer, do not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no assessment of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management's override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Scope of the Assessments-The assessment by our principal executive officer and our principal financial officer of our disclosure controls and procedures and the assessment by our management of our internal control over financial reporting included a review of procedures and documents and discussions with other employees in our organization in order to evaluate the adequacy of our internal control system design. In the course of the evaluation, we sought to identify exposure to unprevented or undetected data errors, control problems or acts of fraud and to confirm that appropriate corrective action, including process improvements, were being undertaken. The assessment also included testing of properly designed controls to verify their effective performance. Our management used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission in the Internal Control-Integrated Framework (2013) to assess the effectiveness of our internal control over financial reporting.

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

Assessment of Effectiveness of Disclosure Controls and Procedures-Based upon the assessments, our principal executive officer and our principal financial officer have concluded that as of December 31, 2014 our disclosure controls and procedures were effective at the reasonable assurance level described above.

Management's Report on Internal Control over Financial Reporting-Management is responsible for establishing and maintaining adequate control over financial reporting. Management used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission in the Internal Control-Integrated Framework (2013) to assess the effectiveness of our internal control over financial reporting. Based upon the assessments, our management has concluded that as of December 31, 2014 our internal control over financial reporting was effective. Our independent registered public accounting firm issued an attestation report concerning our internal control over financial reporting, which appears further in this Annual Report.

Changes in Internal Control over Financial Reporting-During the three months ended December 31, 2014, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control for financial reporting.

Item 9B.	Other Information

None.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
ManTech International Corporation
Fairfax, Virginia
We have audited the internal control over financial reporting of ManTech International Corporation and subsidiaries (the "Company") as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.  The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting.  Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2014 of the Company and our report dated February 20, 2015 expressed an unqualified opinion on those financial statements and financial statement schedule.
/s/ DELOITTE & TOUCHE LLP

McLean, Virginia
February 20, 2015

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information concerning our directors and executive officers required by Item 401 of Regulation S-K is included under the captions “Election of Directors” and “Executive Officers,” respectively, in our definitive Proxy Statement to be filed with the Securities and Exchange Commission (SEC) in connection with our 2015 Annual Meeting of Stockholders (the “2015 Proxy Statement”), and that information is incorporated by reference in this Annual Report on Form 10-K.

The information required by Item 405 of Regulation S-K concerning compliance with Section 16(a) of the Exchange Act is included under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in our 2015 Proxy Statement, and that information is incorporated by reference in this Annual Report on Form 10-K.

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

The information required by Item 407(d)(4) of Regulation S-K concerning the Audit Committee is included under the caption “Committees of the Board of Directors - Audit Committee” in our 2015 Proxy Statement and that information is incorporated by reference in this Annual Report on Form 10-K.

The information required by Item 407(d)(5) of Regulation S-K concerning the designation of an audit committee financial expert is included under the caption “Committees of the Board of Directors - Audit Committee” in our 2015 Proxy Statement and that information is incorporated by reference in this Annual Report on Form 10-K.

Item 11.	Executive Compensation

The information required by this Item 11 is included under the captions “Non-Employee Director Compensation Table,” “Certain Relationships and Related Person Transactions - Compensation Committee Interlocks and Insider Participation,” “Compensation Committee Report” and “Compensation Discussion and Analysis” and the related text and tables in our 2015 Proxy Statement and that information is incorporated by reference in this Annual Report on Form 10-K.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 403 of Regulation S-K is included under the caption “Beneficial Ownership of Our Stock” in our 2015 Proxy Statement, and that information is incorporated by reference in this Annual Report on Form 10-K.

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides information as of December 31, 2014 with respect to compensation plans (including individual compensation arrangements) under which our equity securities are authorized for issuance.

Equity Compensation Plan Information
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	3,391,032	$32.76	3,908,967
Equity compensation plans not approved by security holders	—	—	—
Total	3,391,032	$32.76	3,908,967

1)
The plan contains a formula that automatically increases the number of securities available for issuance. The plan provides that the number of shares available for issuance under the plan automatically increases on the first trading day of January each calendar year during the term of the plan by an amount equal to 1.5% of the total number of shares outstanding (including all outstanding classes of common stock) on the last trading day in December of the immediately preceding calendar year, but provides that in no event should any such annual increase exceed 1,500,000 shares. On January 2, 2015, there were 560,584 shares added to the plan under this provision.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this Item 13 is included under the captions “Certain Relationships and Related Person Transactions” and “Corporate Governance - Director Independence” in our 2015 Proxy Statement and that information is incorporated by reference in this Annual Report on Form 10-K.

Item 14.	Principal Accounting Fees and Services

The information required by this Item 14 is included under the caption “Ratification of Appointment of Independent Auditors” in our 2015 Proxy Statement and that information is incorporated by reference in this Annual Report on Form 10-K.

PART IV

Item 15.	Exhibits, Financial Statement Schedule

(a) The following documents are filed as a part of this Annual Report on Form 10-K:

(1)All financial statements:

(2)Financial statement schedule:

SCHEDULE NO.	DESCRIPTION
Schedule II	Valuation and Qualifying Accounts for the years ended December 31, 2014, 2013 and 2012	78

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

10.1
Credit Agreement, dated June 13, 2014, by and among the registrant and a syndicate of lenders, including Bank of America, N.A., acting as administrative agent for the lenders (incorporated herein by reference from the registrant's Current Report on Form 8-K filed with the SEC on June 19, 2014).

10.2*
Retention Agreement, effective as of January 1, 2002, between George J. Pedersen and the registrant (incorporated herein by reference from registrant's Registration Statement on Form S-1 (File No. 333-73946), as filed with the SEC on November 23, 2001, as amended).

10.3*
ManTech International Corporation 2014 Executive Compensation Plan, adopted on March 6, 2014 in which our executive officers and certain key senior executives participate (incorporated herein by reference from registrant's Current Report on Form 8-K, as filed with the SEC on March 10, 2014).

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

18‡	Preferability Letter
21.1‡	Subsidiaries of the Registrant.
23.1‡	Independent Registered Public Accounting Firm Consent.
24.1	Power of Attorney (included on signature page).
31.1‡	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.
31.2‡	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.
32‡	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended.
101
The following materials from ManTech International Corporation's Annual Report on Form 10-K for the year ended December 31, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at December 31, 2014 and 2013; (ii) Consolidated Statement of Income and Loss for the Years Ended December 31, 2014, 2013 and 2012; (iii) Consolidated Statements of Comprehensive Income and Loss for the Years Ended December 31, 2014, 2013 and 2012; (iv) Consolidated Statements of Changes in Stockholders' Equity for the Years Ended December 31, 2014, 2013 and 2012; (v) Consolidated Statements of Cash Flows for the Years Ended December 31, 2014, 2013 and 2012; and (vi) Notes to Consolidated Financial Statements.

* Management contract or compensatory plan or arrangement required to be filed as an Exhibit to this report pursuant to item 15(a)(3).
‡ Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MANTECH INTERNATIONAL CORPORATION

By:	/s/ GEORGE J. PEDERSEN
Name:	George J. Pedersen
Title:	Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer)
Date:	February 20, 2015

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

Name and Signature	Title	Date

/s/ GEORGE J. PEDERSEN	Chairman of the Board of Directors	February 20, 2015
George J. Pedersen	and Chief Executive Officer (Principal Executive Officer)

/s/ KEVIN M. PHILLIPS	Executive VP and Chief Financial Officer	February 20, 2015
Kevin M. Phillips	(Principal Financial Officer)

/s/ JUDITH L. BJORNAAS	Deputy Chief Financial Officer	February 20, 2015
Judith L. Bjornaas	(Principal Accounting Officer)

/s/ RICHARD L. ARMITAGE	Director	February 20, 2015
Richard L. Armitage

/s/ MARY K. BUSH	Director	February 20, 2015
Mary K. Bush

/s/ BARRY G. CAMPBELL	Director	February 20, 2015
Barry G. Campbell

/s/ WALTER R. FATZINGER, JR.	Director	February 20, 2015
Walter R. Fatzinger, Jr.

/s/ RICHARD J. KERR	Director	February 20, 2015
Richard J. Kerr

/s/ KENNETH A. MINIHAN	Director	February 20, 2015
Kenneth A. Minihan

SCHEDULE II

Valuation and Qualifying Accounts

Activities in our allowance accounts for the years ended December 31, 2014, 2013 and 2012 were as follows (in thousands):

Doubtful Accounts
	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions	Other*	Balance at End of Period
2012	$9,729	—	—	(280)	$9,449
2013	$9,449	—	—	587	$10,036
2014	$10,036	—	(165)	(41)	$9,830

*	Other represents doubtful account reserves released or recorded as part of net revenues for estimated customer disallowances.

Deferred Tax Asset Valuation
	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions	Other	Balance at End of Period
2012	$—	—	—	—	$—
2013	$—	191	—	—	$191
2014	$191	—	(127)	—	$64