Form 10-Q
period 2015-03-31
MANTECH INTERNATIONAL CORP
filed 2015-05-01
CIK 892537

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
__________________________________________
FORM 10-Q
__________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2015
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No
As of April 29, 2015 there were 24,331,289 shares outstanding of our Class A common stock and 13,192,845 shares outstanding of our Class B common stock.

MANTECH INTERNATIONAL CORPORATION
FORM 10-Q
FOR THE QUARTER ENDED March 31, 2015

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

MANTECH INTERNATIONAL CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands Except Share Amounts)

	(unaudited)
	March 31, 2015	December 31, 2014
ASSETS
Cash and cash equivalents	$43,628	$23,781
Receivables—net	358,366	377,156
Prepaid expenses and other	18,492	18,207
Total Current Assets	420,486	419,144
Goodwill	851,640	851,640
Other intangible assets—net	150,365	155,250
Employee supplemental savings plan assets	32,386	31,741
Property and equipment—net	25,259	25,743
Other assets	3,910	3,884
TOTAL ASSETS	$1,484,046	$1,487,402
LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Accounts payable and accrued expenses	$122,996	$149,506
Accrued salaries and related expenses	66,227	57,409
Billings in excess of revenue earned	17,873	13,408
Deferred income taxes—current	3,232	3,330
Total Current Liabilities	210,328	223,653
Deferred income taxes—non-current	69,774	65,103
Accrued retirement	30,261	32,804
Other long-term liabilities	11,162	11,063
TOTAL LIABILITIES	321,525	332,623
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY
Common stock, Class A—$0.01 par value; 150,000,000 shares authorized; 24,575,402 and 24,423,514 shares issued at March 31, 2015 and December 31, 2014; 24,331,289 and 24,179,401 shares outstanding at March 31, 2015 and December 31, 2014	246	244
Common stock, Class B—$0.01 par value; 50,000,000 shares authorized; 13,192,845 and 13,192,845 shares issued and outstanding at March 31, 2015 and December 31, 2014	132	132
Additional paid-in capital	432,762	428,895
Treasury stock, 244,113 and 244,113 shares at cost at March 31, 2015 and December 31, 2014	(9,158)	(9,158)
Retained earnings	738,771	734,873
Accumulated other comprehensive loss	(232)	(207)
TOTAL STOCKHOLDERS’ EQUITY	1,162,521	1,154,779
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,484,046	$1,487,402

See notes to condensed consolidated financial statements.

MANTECH INTERNATIONAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In Thousands Except Per Share Amounts)

	(unaudited) Three months ended March 31,
	2015	2014
REVENUES	$370,330	$452,033
Cost of services	314,149	393,009
General and administrative expenses	36,335	38,982
OPERATING INCOME	19,846	20,042
Interest expense	(275)	(4,119)
Interest income	67	177
Other income (expense), net	(141)	(41)
INCOME FROM OPERATIONS BEFORE INCOME TAXES AND EQUITY METHOD INVESTMENTS	19,497	16,059
Provision for income taxes	(7,739)	(6,368)
Equity in losses of unconsolidated subsidiaries	—	(57)
NET INCOME	$11,758	$9,634
BASIC EARNINGS PER SHARE:
Class A common stock	$0.31	$0.26
Class B common stock	$0.31	$0.26
DILUTED EARNINGS PER SHARE:
Class A common stock	$0.31	$0.26
Class B common stock	$0.31	$0.26

See notes to condensed consolidated financial statements.

MANTECH INTERNATIONAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In Thousands)

	(unaudited) Three months ended March 31,
	2015	2014
NET INCOME	$11,758	$9,634
OTHER COMPREHENSIVE LOSS:
Translation adjustments, net of tax	(25)	(13)
COMPREHENSIVE INCOME	$11,733	$9,621

See notes to condensed consolidated financial statements.

MANTECH INTERNATIONAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)

	(unaudited) Three months ended March 31,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$11,758	$9,634
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,178	7,592
Deferred income taxes	2,966	2,825
Stock-based compensation	1,210	1,226
Excess tax benefits from exercise of stock options	(58)	(10)
Equity in losses of unconsolidated subsidiaries	—	57
Change in assets and liabilities—net of effects from acquired businesses:
Receivables—net	18,790	77,448
Prepaid expenses and other	(298)	2,423
Contractual inventory	—	3,717
Accounts payable and accrued expenses	(25,698)	(46,987)
Accrued salaries and related expenses	8,818	7,622
Billings in excess of revenue earned	4,465	(440)
Accrued retirement	(2,543)	(2,460)
Other	(738)	(393)
Net cash flow from operating activities	25,850	62,254
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(1,572)	(909)
Investment in unconsolidated subsidiaries	(750)	(21)
Investment in capitalized software for internal use	(96)	(2,603)
Proceeds from sale of investment	13	—
Acquisition of businesses—net of cash acquired	—	(44,927)
Net cash flow from investing activities	(2,405)	(48,460)
CASH FLOWS FROM FINANCING ACTIVITIES:
Dividends paid	(7,856)	(7,809)
Proceeds from exercise of stock options	4,200	633
Borrowings under revolving credit facility	1,500	—
Repayments under revolving credit facility	(1,500)	—
Excess tax benefits from exercise of stock options	58	10
Net cash flow from financing activities	(3,598)	(7,166)
NET CHANGE IN CASH AND CASH EQUIVALENTS	19,847	6,628
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	23,781	269,001
CASH AND CASH EQUIVALENTS, END OF PERIOD	$43,628	$275,629
SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest	$252	$313
Cash paid for income taxes	$80	$610

See notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2015
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

The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and note disclosures normally included in the annual financial statements, prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted pursuant to those rules and regulations. We recommend that you read these unaudited condensed consolidated financial statements in conjunction with the audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014, previously filed with the SEC. We believe that the unaudited condensed consolidated financial statements in this Form 10-Q reflect all adjustments that are necessary to fairly present the financial position, results of operations and cash flows for the interim periods presented. The results of operations for such interim periods are not necessarily indicative of the results that can be expected for the full year.

3.	Acquisitions

7Delta Inc.—On May 23, 2014, we completed the acquisition of all equity interests in 7Delta Inc. (7Delta). The results of 7Delta's operations have been included in our condensed consolidated financial statements since that date. The acquisition was completed through a stock purchase agreement dated May 23, 2014, by and among ManTech International Corporation, 7Delta, SLS Holdings, Inc. and the stockholders of SLS Holdings, Inc. 7Delta performs critical services such as applications and software development, program management, systems integration, information assurance and security architecture primarily within the healthcare community at the Department of Veteran Affairs (VA). We funded the acquisition through a combination of cash on hand and borrowings under our revolving credit facility. The stock purchase agreement did not contain provisions for contingent consideration.

During the three months ended March 31, 2014, we incurred approximately $0.2 million of acquisition costs related to the 7Delta transaction, which are included in the general and administrative expenses in our condensed consolidated statement of income.

The purchase price of $81.4 million was allocated to the underlying assets and liabilities based on their estimated fair value at the date of acquisition. We recorded goodwill of $70.0 million, which will be deductible for tax purposes over 15 years, assuming adequate levels of taxable income. Recognition of goodwill is largely attributed to the value paid for 7Delta's capabilities in providing software development, program management, system integration, information assurance and security architecture to the VA.

In allocating the purchase price, we considered among other factors, analysis of historical financial performance and estimates of future performance of 7Delta's contracts. The components of other intangible assets associated with the acquisition were customer relationships and backlog valued at $4.8 million and $2.9 million, respectively. Customer contracts and related relationships represent the underlying relationships and agreements with 7Delta's existing customers. Customer relationships are amortized using the pattern of benefits method over their estimated useful lives of approximately 10 years. Backlog is amortized straight-line over its estimated useful life of 2 years. The weighted-average amortization period for the intangible assets is 7 years.

The following table represents purchase price allocation for 7Delta (in thousands):

7Delta Inc.
Cash and cash equivalents	$1,408
Receivables	9,664
Prepaid expenses and other	175
Goodwill	69,967
Other intangible assets	7,762
Property and equipment	597
Other assets	39
Accounts payable and accrued expenses	(6,617)
Accrued salaries and related expenses	(1,399)
Billings in excess of revenue earned	(229)
Net assets acquired and liabilities assumed	$81,367

We have not disclosed current period, nor pro forma, revenues and earnings attributable to 7Delta as our integration of these operations post-acquisition and the entity's accounting methods pre-acquisition make it impracticable.

Allied Technology Group, Inc.—On February 18, 2014, we completed the acquisition of all equity interests in Allied Technology Group, Inc. (ATG). The results of ATG's operations have been included in our condensed consolidated financial statements since that date. The acquisition was completed through a stock purchase agreement dated February 18, 2014, by and among ManTech Advanced Systems International, Inc., Allied Technology Group, Inc. and the stockholders of ATG. ATG is an innovative engineering and information management solution company with strong customer relationships and strategic contracts with the Department of Homeland Security (DHS). ATG provides IT, engineering services, program management and training solutions to a variety of federal customers. The acquisition is enabling us to deliver services through their unrestricted prime position on DHS's primary acquisition vehicles: Technical, Acquisition and Business Support Services and Enterprise Acquisition Gateway for Leading Edge Solutions II. We funded the acquisition with cash on hand. The stock purchase agreement did not contain provisions for contingent consideration.

During the three months ended March 31, 2014, we incurred approximately $0.2 million of acquisition costs related to the ATG transaction, which are included in the general and administrative expenses in our condensed consolidated statement of income.

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

In allocating the purchase price, we considered among other factors, analysis of historical financial performance and estimates of future performance of ATG's contracts. The components of other intangible assets associated with the acquisition were customer relationships and backlog valued at $6.4 million and $0.6 million, respectively. Customer contracts and related relationships represent the underlying relationships and agreements with ATG's existing customers. Customer relationships are amortized using the pattern of benefits method over their estimated useful lives of approximately 20 years. Backlog is amortized straight-line over its estimated useful life of 1 year. The weighted-average amortization period for the intangible assets is 18 years.

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

We have not disclosed current period, nor pro forma, revenues and earnings attributable to ATG as our integration of these operations post-acquisition and the entity's accounting methods pre-acquisition make it impracticable.

4.	Earnings Per Share

Under ASC 260, Earnings per Share, the two-class method is an earnings allocation formula that determines earnings per share for each class of common stock according to dividends declared (or accumulated) and participation rights in undistributed earnings. Under that method, basic and diluted earnings per share data are presented for each class of common stock.

In applying the two-class method, we determined that undistributed earnings should be allocated equally on a per share basis between Class A and Class B common stock. Under our Certificate of Incorporation, the holders of the common stock are entitled to participate ratably, on a share-for-share basis as if all shares of common stock were of a single class, in such dividends as may be declared by the Board of Directors. During each of the three months ended March 31, 2015 and 2014, we declared and paid one quarterly dividend, in the amount of 0.21 per share, on both classes of common stock.

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

The net income available to common stockholders and weighted average number of common shares outstanding used to compute basic and diluted earnings per share for each class of common stock are as follows (in thousands, except per share amounts):

	Three months ended March 31,
	2015	2014
Distributed earnings	$7,860	$7,814
Undistributed earnings	3,898	1,820
Net income	$11,758	$9,634

Class A common stock:
Basic net income available to common stockholders	$7,610	$6,216
Basic weighted average common shares outstanding	24,206	23,988
Basic earnings per share	$0.31	$0.26

Diluted net income available to common stockholders	$7,627	$6,222
Effect of potential exercise of stock options	153	69
Diluted weighted average common shares outstanding	24,359	24,057
Diluted earnings per share	$0.31	$0.26

Class B common stock:
Basic net income available to common stockholders	$4,148	$3,418
Basic weighted average common shares outstanding	13,193	13,193
Basic earnings per share	$0.31	$0.26

Diluted net income available to common stockholders	$4,131	$3,412
Effect of potential exercise of stock options	—	—
Diluted weighted average common shares outstanding	13,193	13,193
Diluted earnings per share	$0.31	$0.26

For the three months ended March 31, 2015 and 2014, options to purchase 2.0 million and 2.8 million shares, respectively, were outstanding but not included in the computation of diluted earnings per share because the options’ effect would have been anti-dilutive. For the three months ended March 31, 2015 and 2014, shares issued from the exercise of stock options were 150,138 and 24,767, respectively.

5.	Receivables

We deliver a broad array of information technology and technical services solutions under contracts with the U.S. government, state and local governments and commercial customers. The components of contract receivables are as follows (in thousands):

	March 31, 2015	December 31, 2014
Billed receivables	$266,470	$319,065
Unbilled receivables:
Amounts billable	78,616	50,393
Revenues recorded in excess of funding	15,693	13,082
Retainage	7,331	4,446
Allowance for doubtful accounts	(9,744)	(9,830)
Receivables—net	$358,366	$377,156

Amounts billable consist principally of amounts to be billed within the next month. Revenues recorded in excess of funding are billable upon receipt of contractual amendments or other modifications. The retainage is billable upon completion of contract performance and approval of final indirect expense rates by the government. The allowance for doubtful accounts represents our exposure to compliance and contractual issues as well as bad debt related to prime contractors.

Accounts receivable at March 31, 2015 are expected to be substantially collected within one year except for approximately $1.1 million, of which 90.6% is related to receivables from direct sales to the U.S. government. The remainder is related to receivables from contracts in which we acted as a subcontractor to other contractors. We do not believe that we have significant exposure to credit risk as accounts receivable and the related unbilled amounts are primarily due from the U.S. government.

6.	Property and Equipment

Major classes of property and equipment are summarized as follows (in thousands):

	March 31, 2015	December 31, 2014
Furniture and equipment	$44,215	$43,659
Leasehold improvements	35,179	35,601
Property and equipment—gross	79,394	79,260
Accumulated depreciation and amortization	(54,135)	(53,517)
Property and equipment—net	$25,259	$25,743

7.	Goodwill and Other Intangible Assets

There was no change in the carrying amount of goodwill during the three months ended March 31, 2015. The change in the carrying amount of goodwill during the year ended December 31, 2014 is as follows (in thousands):

Goodwill Balance
Goodwill at December 31, 2013	$752,867
Acquisitions	98,773
Goodwill at December 31, 2014	$851,640

Other intangible assets consisted of the following (in thousands):

	March 31, 2015			December 31, 2014
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Other intangible assets:
Contract and program intangible assets	$266,272	$130,570	$135,702	$266,272	$126,619	$139,653
Capitalized software cost for internal use	35,032	20,428	14,604	35,036	19,500	15,536
Other	115	56	59	115	54	61
Total other intangible assets—net	$301,419	$151,054	$150,365	$301,423	$146,173	$155,250

Amortization expense relating to intangible assets for both the three months ended March 31, 2015 and 2014 was $4.9 million. We estimate that we will have the following amortization expense for the future periods indicated below (in thousands):

For the remaining nine months ending December 31, 2015	$15,018
For the year ending:
December 31, 2016	$17,858
December 31, 2017	$15,859
December 31, 2018	$14,364
December 31, 2019	$12,509
December 31, 2020	$11,283

8.	Debt

Revolving Credit Facility—We maintain a credit facility with a syndicate of lenders led by Bank of America, N.A, as sole administrative agent. The credit agreement provides for a $500 million revolving credit facility, with a $25 million letter of credit sublimit and a $30 million swing line loan sublimit. The credit agreement also includes an accordion feature that permits us to arrange with the lenders for the provision of additional commitments. On June 13, 2014, we amended and restated the credit agreement, and extended the maturity date to June 13, 2019.

Borrowings under our revolving credit facility are collateralized by substantially all the assets of ManTech and its Material Subsidiaries (as defined in the credit agreement) and bear interest at one of the following variable rates as selected by us at the time of borrowing: a London Interbank Offer Rate (LIBOR) base rate plus market-rate spreads (1.25% to 2.25% based on our consolidated total leverage ratio) or Bank of America's base rate plus market spreads (0.25% to 1.25% based on our consolidated total leverage ratio).

The terms of the credit agreement permit prepayment and termination of the loan commitments at any time, subject to certain conditions. The credit agreement requires us to comply with specified financial covenants, including the maintenance of certain leverage ratios and a certain consolidated coverage ratio. The credit agreement also contains various covenants, including affirmative covenants with respect to certain reporting requirements and maintenance of certain business activities, and negative covenants that, among other things, may limit or impose restrictions on our ability to incur liens, incur additional indebtedness, make investments, make acquisitions and undertake certain other actions. As of March 31, 2015, we were in compliance with the financial covenants under the credit agreement.

There was no outstanding balance on our revolving credit facility at both March 31, 2015 and December 31, 2014. The maximum available borrowing under our revolving credit facility at March 31, 2015 was $499.2 million. As of March 31, 2015, we were contingently liable under letters of credit totaling $0.8 million, which reduced our availability to borrow under our revolving credit facility.

9.	Commitments and Contingencies

Contracts with the U.S. government, including subcontracts, are subject to extensive legal and regulatory requirements and, from time-to-time, agencies of the U.S. government, in the ordinary course of business, investigate whether our operations are conducted in accordance with these requirements and the terms of the relevant contracts. U.S. government investigations of us, whether related to our U.S. government contracts or conducted for other reasons, could result in administrative, civil, or criminal liabilities, including repayment, fines or penalties being imposed upon us, or could lead to suspension or debarment from future U.S. government contracting activities. Management believes it has adequately reserved for any losses that may be experienced from any investigation of which it is aware. The Defense Contract Audit Agency (DCAA) has completed our incurred cost audits through 2009, with no material adjustments. The remaining audits for 2010 through 2014 are not expected to have a material effect on our financial position, results of operations or cash flow and management believes it has adequately reserved for any losses.

In the normal course of business, we are involved in certain governmental and legal proceedings, claims and disputes and have litigation pending under several suits. We believe that the ultimate resolution of these matters will not have a material effect on our financial position, results of operations or cash flows.

10.	Stock-Based Compensation

Our 2011 Management Incentive Plan (the Plan) was designed to attract, retain and motivate key employees. Awards granted under the Plan are settled in shares of Class A common stock. At the beginning of each year, the Plan provides that the number of shares available for issuance automatically increases by an amount equal to 1.5% of the total number of shares of Class A and Class B common stock outstanding on December 31st of the previous year. On January 2, 2015, there were 560,584 additional shares made available for issuance under the Plan. Through March 31, 2015, the remaining aggregate number of shares of our common stock authorized for issuance under the Plan was 4,702,660. Through March 31, 2015, there were 4,945,818 shares of our Class A common stock that were issued and remain outstanding as a result of equity awards granted under the Plan. The Plan expires in May 2021.

The Plan is administered by the compensation committee of our Board of Directors, along with its delegates. Subject to the express provisions of the Plan, the committee has the Board of Directors’ authority to administer and interpret the Plan, including the discretion to determine the exercise price, vesting schedule, contractual life and the number of shares to be issued.

We recorded $1.2 million of stock-based compensation expense for both of the three months ended March 31, 2015 and 2014. No compensation expense of employees with stock awards, including stock-based compensation expense, was capitalized during the periods. For the three months ended March 31, 2015 and 2014, the total recognized tax deficiency from the exercise of stock options, vested cancellations and the vesting of restricted stock was $1.5 million and $1.8 million, respectively.

Stock Options—Under the Plan, we have issued stock options. A stock option granted gives the holder the right, but not the obligation, to purchase a certain number of shares at a predetermined price for a specific period of time. During the three months ended March 31, 2015 and 2014, we issued options that vest over three years in equal annual installments beginning on the first anniversary of the date of grant and expire five years from the date of grant. Under the terms of the Plan, the contractual life of the option grants may not exceed eight years. The related compensation expense is recognized over the service period and is based on the grant date fair value of the stock and the number of shares expected to vest.

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

The following weighted-average assumptions were used for option grants during the three months ended March 31, 2015 and 2014:

Volatility—The expected volatility of the options granted was estimated based upon historical volatility of our share price through weekly observations of our trading history.

Expected Term—The expected term of options granted to employees during the three months ended March 31, 2015 and 2014 was determined from historical exercises of the grantee population. For all grants valued during the three months ended March 31, 2015 and 2014, the options had graded vesting over three years in equal annual installments beginning on the first anniversary of the date of grant and a contractual term of five years.

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

The following table summarizes weighted-average assumptions used in our calculations of fair value for the three months ended March 31, 2015 and 2014:

	Three months ended March 31,
	2015	2014
Volatility	27.16%	29.86%
Expected life of options	3 years	3 years
Risk-free interest rate	1.16%	0.85%
Dividend yield	3.00%	3.00%

Stock Option Activity—The weighted-average fair value of options granted during the three months ended March 31, 2015 and 2014, as determined under the Black-Scholes-Merton valuation model, was $5.04 and $4.89, respectively. Option grants that vested during the three months ended March 31, 2015 and 2014 had a combined fair value of $1.8 million and $2.6 million, respectively.

The following table summarizes stock option activity for the year ended December 31, 2014 and the three months ended March 31, 2015:

	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value (in thousands)
Stock options at December 31, 2013	3,400,120	$35.51	$4,488
Granted	946,576	$29.12
Exercised	(158,371)	$24.78	$754
Cancelled and expired	(797,293)	$41.75
Stock options at December 31, 2014	3,391,032	$32.76	$4,722
Granted	107,340	$32.53
Exercised	(150,138)	$27.66	$830
Cancelled and expired	(340,449)	$46.02
Stock options at March 31, 2015	3,007,785	$31.50	$11,505

The following table summarizes non-vested stock options for the three months ended March 31, 2015:

	Number of Shares	Weighted Average Fair Value
Non-vested stock options at December 31, 2014	1,673,528	$4.83
Granted	107,340	$5.04
Vested	(346,520)	$5.07
Cancelled	(51,665)	$4.87
Non-vested stock options at March 31, 2015	1,382,683	$4.78

The following table includes information concerning stock options exercisable and stock options expected to vest at March 31, 2015:

	Number of Shares	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Aggregate Intrinsic Value (in thousands)
Stock options exercisable	1,625,102	2 years	$33.90	$4,231
Stock options expected to vest	1,206,709	4 years	$28.63	$6,408
Stock options exercisable and expected to vest	2,831,811

Unrecognized compensation expense related to outstanding stock options expected to vest as of March 31, 2015 was $5.1 million, which is expected to be recognized over a weighted-average period of 2 years and will be adjusted for any future changes in estimated forfeitures.

Restricted Stock—Under the Plan, we have issued restricted stock. A restricted stock award is an issuance of shares that cannot be sold or transferred by the recipient until the vesting period lapses. Restricted stock issued to members of our Board of Directors vests in one year. The related compensation expense is recognized over the service period and is based on the grant date fair value of the stock and the number of shares expected to vest.

Restricted Stock Activity—There was no restricted stock activity during the three months ended March 31, 2015. The following table summarizes the restricted stock activity during the year ended December 31, 2014:

	Number of Shares	Weighted Average Fair Value
Non-vested restricted stock at December 31, 2013	21,000
Granted	21,000	$30.61
Vested	(21,000)	$27.65
Non-vested restricted stock at December 31, 2014	21,000

Restricted Stock Units—Under the Plan, we issued restricted stock units (RSUs). RSUs are not actual shares, but rather a right to receive shares in the future based on the level of achievement of performance criteria. The shares are not issued and the employee cannot sell or transfer shares prior to vesting and have no voting rights until the RSUs vest. Employees who are granted RSUs do not receive dividend payments during the service period. The employee’s RSUs will result in the delivery of shares if (a) performance criteria is met and (b) the employee remains employed, in good standing, through the date of the performance period. The performance period is 2 years (January 1, 2015 to December 31, 2016). The grant date fair value of the RSUs is equal to the closing market price of our common stock on the grant date less the present value of dividends expected to be awarded during the service period. We recognize the grant date fair value of RSUs of shares we expect to issue as compensation expense ratably over the requisite service period of March 1, 2015 to December 31, 2016.

Restricted Stock Unit Activity—The following table summarizes the nonvested restricted stock unit activity during the three months ended March 31, 2015:

	Number of Shares	Weighted Average Fair Value
Non-vested restricted stock units at December 31, 2014	—
Granted	103,900	$30.92
Non-vested restricted stock units at March 31, 2015	103,900

11.	Business Segment and Geographic Area Information

We have one reportable segment. We deliver a broad array of information technology and technical services solutions under contracts with the U.S. government. Our U.S. government customers typically exercise independent contracting authority, and even offices or divisions within an agency or department may directly, or through a prime contractor, use our services as a separate customer so long as that customer has independent decision-making and contracting authority within its organization. Revenues from the U.S. government under prime contracts and subcontracts were approximately 98.9% of our revenues for both of the three months ended March 31, 2015 and 2014. We treat sales to U.S. government customers as sales within the United States regardless of where the services are performed. U.S. revenues are approximately 99.9% and 99.7% of our total revenues for the three months ended March 31, 2015 and 2014, respectively. International revenues were approximately 0.1% and 0.3% of our total revenues for the three months ended March 31, 2015 and 2014, respectively. Furthermore, substantially all of our assets from continuing operations were held in the United States for the three months ended March 31, 2015 and year ended December 31, 2014.

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

We recorded $0 and $57 thousand in equity method losses for the three months ended March 31, 2015 and 2014, respectively. We had no investment balance in FMLS as of March 31, 2015 and December 31, 2014. As of December 31, 2014, we recorded liabilities for $735 thousand, which were owed to FMLS for additional financial support and paid during the three months ended March 31, 2015.

On July 7, 2011, GenTech Partners Joint Venture (GenTech), was created with Genex Systems, LLC and ManTech as the investees. Genex Systems, LLC's interest is 51% and ManTech's interest in GenTech is 49%. Because we have the ability to exercise significant influence over GenTech, we determined that the equity method of accounting will be used for our investment. We recorded no equity method earnings for both the three months ended March 31, 2015 and 2014. Our investment balance in GenTech was $141 thousand as of March 31, 2015 and December 31, 2014.

13.	Subsequent Event

Management has evaluated subsequent events after the balance sheet date through the financial statements issuance date for appropriate accounting and disclosure.

Acquisition of Welkin Associates, Ltd.

On April 27, 2015, we completed the acquisition of Welkin Associates, Ltd (Welkin), formerly a wholly-owned subsidiary of CSC. We funded the acquisition with cash on hand. Welkin delivers mission-centric services in high-end systems engineering and advanced national security technology and business services. The acquisition strategically positions us to pursue large engineering and support opportunities throughout the intelligence community and Department of Defense. The preliminary purchase price was $34.0 million.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements that involve substantial risks and uncertainties, many of which are outside of our control. ManTech International Corporation (depending on the circumstances, “ManTech,” “Company,” “we,” “our,” “ours” or “us”) believes these statements to be within the definition of the Private Securities Litigation Reform Act of 1995. You can identify these statements by forward-looking words such as “may,” “will,” “expect,” “intend,” “anticipate,” “believe,” “estimate,” “continue” and the negative of these terms or words of similar import. You should read statements that contain these words carefully because they discuss our future expectations, make projections of our future results of operations or financial condition or state other “forward-looking” information.

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

•
uncertainty regarding the timing and nature of government action to complete the budget and appropriations process, continue U.S. government operations or address other budgetary constraints or other factors;

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

•	non-compliance with, or adverse changes in, complex U.S. government procurement laws, regulations or processes;

•	failure to maintain strong relationships with other contractors; and

•	adverse results of U.S. government audits or other investigations of our government contracts.

We urge you not to place undue reliance on these forward-looking statements, which speak only as of the date of this Quarterly Report. These and other risk factors are more fully described and discussed in the section titled “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014 and under Item 1A. of Part II of our Quarterly Reports on Form 10-Q, and from time-to-time, in our other filings with the Securities and Exchange Commission (SEC). We undertake no obligation to revise or update any forward-looking statements in order to reflect any event or circumstance that may arise after the date of this Quarterly Report, whether as a result of new information, subsequent events or circumstances, changes in expectations or otherwise. We also suggest that you carefully review and consider the various disclosures made in this Quarterly Report that attempt to advise interested parties of the risks and factors that may affect our business, financial condition, results of operations and prospects.

Introduction and Overview

ManTech is a leading provider of innovative technologies and solutions for mission-critical national security programs for the intelligence community; the departments of Defense, State, Homeland Security, Health and Human Services, Veterans Affairs and Justice, including the Federal Bureau of Investigations (FBI); the space communities; and other U.S. government customers.

We derive revenues primarily from contracts with U.S. government agencies that are focused on national security and consequently our operational results are affected by U.S. government spending levels in the areas of defense, intelligence and homeland security. Over the past few years, financial performance in our industry has been adversely impacted by public and political pressure regarding government funding levels, uncertainty about the appropriations process, and delays in contract awards and spending. In addition, as U.S. forces have withdrawn from Afghanistan, revenues from our contracts in support of Overseas Contingency Operations (OCO) have substantially declined. The delays in awards in 2014 and the first three months of 2015 have had continued impacts on our performance. While we expect an overall reduction in OCO work in 2015 as compared to 2014, we do expect the levels of work that existed in the first quarter of 2015 to remain relatively stable through the balance of the year. Despite uncertainties, we believe we are well positioned to meet our customers' needs and grow our business as we move beyond 2015.

We recommend that you read this discussion and analysis in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014, previously filed with the SEC.

Three Months Ended March 31, 2015 Compared to the Three Months Ended March 31, 2014

The following table sets forth certain items from our condensed consolidated statements of income and the relative percentage that certain items of expenses and earnings bear to revenues, as well as the period-to-period change from March 31, 2014 to March 31, 2015.

	Three months ended March 31,				Period-to-Period Change
	2015	2014	2015	2014	2014 to 2015
	Dollars		Percentage		Dollars	Percentage
	(dollars in thousands)
REVENUES	$370,330	$452,033	100.0%	100.0%	$(81,703)	(18.1)%
Cost of services	314,149	393,009	84.8%	86.9%	(78,860)	(20.1)%
General and administrative expenses	36,335	38,982	9.8%	8.7%	(2,647)	(6.8)%
OPERATING INCOME	19,846	20,042	5.4%	4.4%	(196)	(1.0)%
Interest expense	(275)	(4,119)	0.1%	0.9%	(3,844)	(93.3)%
Interest income	67	177	—%	—%	(110)	(62.1)%
Other income (expense), net	(141)	(41)	—%	—%	100	243.9%
INCOME FROM OPERATIONS BEFORE INCOME TAXES AND EQUITY METHOD INVESTMENTS	19,497	16,059	5.3%	3.5%	3,438	21.4%
Provision for income taxes	(7,739)	(6,368)	2.1%	1.4%	1,371	21.5%
Equity in losses of unconsolidated subsidiaries	—	(57)	—%	—%	(57)	(100.0)%
NET INCOME	$11,758	$9,634	3.2%	2.1%	$2,124	22.0%

Revenues

The primary driver of our decrease in revenues relates to reduced demand for services supporting Overseas Contingency Operations (OCO) as a result of the withdrawal of U.S. forces and reduction in military operations in Afghanistan. The reduction in our OCO related work in the three months ended March 31, 2015 as compared to the same period in 2014 was primarily due to reduced demand for field service support on C4ISR systems and reduced demand on a sustainment contract for Mine-Resistance Ambush-Protected (MRAP) vehicles. These reductions were partially offset by revenues from our recent acquisitions.

Cost of services

The decrease in cost of services was primarily due to reductions in revenues. As a percentage of revenues, direct labor costs increased to 48.5% for the three months ended March 31, 2015, compared to 43.7% for the same period in 2014. As a percentage of revenues, other direct costs, which include subcontractors and third party equipment and materials used in the performance of our contracts, decreased to 36.3% for the three months ended March 31, 2015, compared to 43.2% for the same period in 2014. We expect cost of services as a percentage of revenues to remain relatively stable or increase slightly for the remainder of 2015.

General and administrative expenses

The decrease in general and administrative expenses was due to cost reduction measures. As a percentage of revenues, general and administrative expenses increased for the three months ended March 31, 2015 when compared to the same period in 2014. We expect general and administrative expenses as a percentage of revenues to remain relatively stable or slightly decrease for the remainder of 2015.

Interest expense

The decrease in interest expense was primarily due to the redemption of the 7.25% senior unsecured notes on April 15, 2014. For additional information on the redemption of the 7.25% senior unsecured notes on April 15, 2014, see our Annual Report on Form 10-K for fiscal year ended December 31, 2014, previously filed with the SEC. We expect interest expense to remain relatively stable for the remainder of 2015.

Provision for income taxes

Our effective tax rate is affected by recurring items, such as tax rates and the relative amount of income we earn in various taxing jurisdictions. It is also affected by discrete items that may occur in any given year, but are not consistent from year-to-year. Our effective income tax rates were 39.7% and 39.8% for the three months ended March 31, 2015 and 2014, respectively. For the remainder of 2015, we expect our effective tax rate to remain relatively consistent or decline.

Backlog

At March 31, 2015 and December 31, 2014, our backlog was $3.0 billion and $3.3 billion, respectively, of which $0.9 billion and $0.8 billion, respectively, was funded backlog. The decrease in our backlog is primarily due to low award volume in the first quarter of 2015. Backlog represents estimates that we calculate on a consistent basis. For additional information on how we compute backlog, see our Annual Report on Form 10-K for the fiscal year ended December 31, 2014, previously filed with the SEC.

Liquidity and Capital Resources

Historically, our primary liquidity needs have been the financing of acquisitions, working capital, payment under our cash dividend program and capital expenditures. Our primary sources of liquidity are cash provided by operations and our revolving credit facility.

On March 31, 2015, our cash and cash equivalents balance was $43.6 million. There were no outstanding borrowings under our revolving credit facility at March 31, 2015. At March 31, 2015, we were contingently liable under letters of credit totaling $0.8 million, which reduced our ability to borrow under our revolving credit facility by that amount. The maximum available borrowing under our revolving credit facility at March 31, 2015 was $499.2 million.

Generally, cash provided by operating activities is adequate to fund our operations, including payments under our regular cash dividend program. Due to fluctuations in our cash flows and level of operations, it is necessary from time-to-time to borrow under our revolving credit facility to meet cash demands.

Cash Flows from Operating Activities

Our operating cash flows are primarily affected by our ability to invoice and collect from our clients in a timely manner, our ability to manage our vendor payments and the overall profitability of our contracts. We bill most of our customers monthly after services are rendered. Our accounts receivable days sales outstanding (DSO) were 87 and 78 as of March 31, 2015 and 2014, respectively. For the three months ended March 31, 2015 and 2014, our net cash flows from operating activities were $25.9 million and $62.3 million, respectively. The decrease in net cash flows from operating activities during the three months ended March 31, 2015 when compared to the same period in 2014 was primarily due to the timing of cash collections of receivables, offset by timing of vendor payments.

Cash Flows from Investing Activities

Our cash flows from investing activities consist primarily of business combinations, purchases of property and equipment and investments in capitalized software for internal use. For the three months ended March 31, 2015 and 2014, our net cash outflows from investing activities were $2.4 million and $48.5 million, respectively. During the three months ended March 31, 2015, our net cash outflows from investing activities were primarily due to capital expenditures. During the three months ended March 31, 2014, our net cash outflows from investing activities were primarily due to the acquisition of Allied Technology Group, Inc. and investments in capitalized software for internal use.

Cash Flows from Financing Activities

For the three months ended March 31, 2015 and 2014, our net cash outflows from financing activities were $3.6 million and $7.2 million, respectively. During the three months ended March 31, 2015, our net cash outflows from financing activities resulted primarily from dividends paid, offset by the proceeds from the exercise of stock options. During the three months ended March 31, 2014, our net cash outflows from financing activities resulted primarily from dividends paid.

Capital Resources

We believe the capital resources available to us from cash on hand of $43.6 million at March 31, 2015, the $500.0 million available under our revolving credit facility and cash from our operations are adequate to fund our anticipated cash requirements for at least the next year, including payments under our regular cash dividend program. We anticipate financing acquisitions and our longer-term internal growth through one or more of the following sources: cash from operations, use of our revolving credit facility; and additional borrowing or issuance of debt or equity.

Short-term Borrowings

From time-to-time, we borrow funds against our revolving credit facility for working capital requirements and funding of operations, as well as acquisitions. Borrowings under our revolving credit facility bear interest at one of the following variable rates as selected by us at the time of the borrowing: a LIBOR based rate plus market spreads (1.25% to 2.25% based on our consolidated total leverage ratio) or Bank of America's base rate plus market spreads (0.25% to 1.25% based on our consolidated total leverage ratio). In the next year we may use, as needed, our revolving credit facility or additional sources of borrowings in order to fund our anticipated cash requirements.

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

Dividend

During each of the three months ended March 31, 2015 and 2014, we declared and paid quarterly dividends in the amount of $0.21 per share on both classes of common stock. While we expect to continue the regular cash dividend program, any future dividends declared will be at the discretion of our Board of Directors and will depend, among other factors, upon our results of operations, financial condition and cash requirements, as well as such other factors that our Board of Directors deems relevant.

Critical Accounting Estimates and Policies

Critical accounting policies are defined as those that are reflective of significant judgments and uncertainties, and potentially result in materially different results under different assumptions and conditions. Application of these policies is particularly important to the portrayal of our financial condition and results of operations. The discussion and analysis of our financial condition and results of operations are based on our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these condensed consolidated financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. Actual results may differ from these estimates under different assumptions or conditions. Our significant accounting policies, including the critical accounting policies and practices listed below, are more fully described and discussed in the notes to the consolidated financial statements for the fiscal year 2014 included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014, filed with the SEC on February 20, 2015.

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

We derive the majority of our revenues from cost-plus-fixed-fee, cost-plus-award-fee, firm-fixed-price and time-and-materials contracts. Revenues for cost reimbursement contracts are recorded as reimbursable costs are incurred, including an estimated share of the applicable contractual fees earned. For performance-based fees under cost reimbursable contracts, we recognize the relevant portion of the expected fee to be awarded by the customer at the time such fee can be reasonably estimated, based on factors such as our prior award experience and communications with the customer regarding performance, or upon approval by the customer. For time-and-material contracts, revenues are recognized to the extent of billable rates times hours delivered plus material and other reimbursable costs incurred. For long-term fixed-price production contracts, revenues are recognized at a rate per unit as the units are delivered or by other methods to measure services provided. Revenues from other long-term fixed-price contracts is recognized ratably over the contract period or by other appropriate methods to measure services provided. Contract costs are expensed as incurred except for certain limited long-term contracts noted below. For long-term contracts specifically described in the ASC 605-35, we apply the percentage of completion method. Under the percentage of completion method, income is recognized at a consistent profit margin over the period of performance based on estimated profit margins at completion of the contract. This method of accounting requires estimating the total revenues and total contract cost at completion of the contract. During the performance of long-term contracts, these estimates are periodically reviewed and revisions are made as required using the cumulative catch-up method of accounting. The impact on revenue and contract profit as a result of these revisions is included in the periods in which the revisions are made. This method can result in the deferral of costs or the deferral of profit on these contracts. Because we assume the risk of performing a fixed-price contract at a set price, the failure to accurately estimate ultimate costs or to control costs during performance of the work could result, and in some instances has resulted, in reduced profits or losses for such contracts. Both the individual changes in contract estimates and aggregate net changes in the contract estimates recognized using the cumulative catch-up method of accounting were not material to the consolidated statement of operations for all periods presented. Estimated losses on contracts at completion are recognized when identified. In certain circumstances, revenues are recognized when contract amendments have not been finalized.

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

We review goodwill at least annually for impairment, or whenever events or circumstances indicate that the carrying value of long-lived assets may not be fully recoverable. We perform this review at the reporting unit level, which is one level below our reportable segment. An entity may assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. An entity has an unconditional option to bypass the qualitative assessment for any reporting unit in any period and proceed directly to performing the first step of the goodwill impairment test. An entity may resume performing the qualitative assessment in any subsequent period. The first step of the goodwill impairment test compares the fair value of a reporting unit with its carrying amount (including goodwill). If the reporting unit's fair value exceeds its carrying value, no further procedures are required. However, if the reporting unit's fair value is less than its carrying value, an impairment of goodwill may exist, requiring a second step to be performed. Step two of this test measures the amount of the impairment loss, if any. Step two of this test requires the allocation of the reporting unit's value to its assets and liabilities, including any unrecognized intangible assets, in a hypothetical analysis that calculates the implied fair value of the goodwill as if the reporting unit were being acquired in a business combination. If the implied fair value of goodwill is less than the carrying value, the difference is recorded as a goodwill impairment charge in operations.

The fair values of the reporting units are determined based on a weighting of the income approach, market approach and market transaction approach. The income approach is a valuation technique in which fair value is calculated based on forecasted future cash flow discounted at the appropriate rate of return commensurate with the risk as well as current rates of return for equity and debt capital as of the valuation date. The forecast used in our estimation of fair value was developed by management based on a contract basis, incorporating adjustments to reflect known contract and market considerations (such as reductions and uncertainty in government spending, pricing pressure and opportunities). The discount rate utilizes a risk adjusted weighted average cost of capital. The market approach is a valuation technique in which the fair value is calculated based on market prices realized in actual arm's length transactions. The technique consists of undertaking a detailed market analysis of publicly traded companies that provides a reasonable basis for comparison to us. Valuation ratios, which relate market prices to selected financial statistics derived from comparable companies, are selected and applied to us after consideration of adjustments for financial position, growth, market, profitability and other factors. The market transaction approach is a valuation technique in which the fair value is calculated based on market prices realized in actual arm's length transactions. The technique consists of undertaking a detailed market analysis of merged and acquired companies that provided a reasonable basis for comparison to us. Valuation ratios, which relate market prices to selected financial statistics derived from comparable companies, are selected and applied to us after consideration of adjustments for financial position, growth, market, profitability and other factors. To assess the reasonableness of the calculated reporting unit fair values, we compare the sum of the reporting units' fair values to our market capitalization (per share stock price times the number of shares outstanding) and calculate an implied control premium, which we then compare to the control premiums in comparable transactions to assess the reasonableness of our calculations.

We have elected to perform our annual review during the fourth quarter of each calendar year. In addition, management monitors events and circumstances that could result in an impairment. A significant amount of judgment is involved in determining if an indicator of impairment has occurred between annual testing dates. Events that could cause the fair value of our long-lived assets to decrease include: changes in our business environment or market conditions, a material change in our financial outlook, including declines in expected revenue growth rates and operating margins, or a material decline in the market price of our stock. If any impairment were indicated as a result of a review, we would recognize a loss based on the amount by which the carrying amount exceeds the estimated fair value.

Due to the many variables inherent in the estimation of a reporting unit's fair value and the relative size of our goodwill, differences in assumptions may have a material effect on the results of our goodwill impairment analysis.

Accounting Standards Updates

In April 2015, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2015-03, Interest - Imputation of Interest (Subtopic 835-10): Simplifying the Presentation of Debt Issuance Costs. The update requires debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of the related debt liability instead of being presented as an asset. Debt disclosures will include the face amount of the debt liability and the effective interest rate. The update requires retrospective application and represents a change in accounting principle. The update is effective for fiscal years beginning after December 15, 2015. Early adoption is permitted for financial statements that have not been previously issued. We are evaluating the impact of ASU 2015-03 on our consolidated financial statements.

In February 2015, the FASB issued ASU No. 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis. ASU 2015-02 requires management to evaluate whether limited partnerships and similar legal entities are variable interest entities

(VIEs) or voting interest entities. ASU 2015-02 eliminates the presumption that a general partner should consolidate a limited partnership and affects the consolidation analysis of reporting entities that are involved with VIEs, particularly those that have fee arrangements and related party relationships. ASU 2015-02 also provides a scope exception from consolidation guidance for reporting entities with interests in legal entities that are required to comply with or operate in accordance with requirements that are similar to those in Rule 2a-7 of the Investment Company Act of 1940 for registered money market funds. The amendments in this update are effective for interim and annual periods beginning after December 15, 2015. Early adoption is permitted. A reporting entity may apply the amendments in ASU 2015-02 using: (a) a modified retrospective approach by recording a cumulative-effect adjustment to equity as of the beginning of the fiscal year of adoption; or (b) by applying the amendments retrospectively. We are currently evaluating both methods of adoption as well as the effect ASU 2015-02 will have on our consolidated financial statements.

In January 2015, the FASB issued ASU No. 2015-01, Income Statement - Extraordinary and Unusual Items (Subtopic 225-20) - Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items, which eliminates from GAAP the concept of extraordinary items. The Board concluded that the amendments in this ASU will not result in a loss of information because although the amendments will eliminate the requirements in Subtopic 225-20 for reporting entities to consider whether an underlying event or transaction is extraordinary, the presentation and disclosure guidance for items that are unusual in nature or occur infrequently will be retained and will be expanded to include items that are both unusual in nature and infrequently occurring. The ASU is effective for annual periods ending after December 15, 2015, and interim periods thereafter. A reporting entity also may apply the amendments retrospectively to all prior periods presented in the financial statements. Early adoption is permitted provided that the guidance is applied from the beginning of the fiscal year of adoption. The adoption of ASU 2015-01 is not expected to have a material impact on our results of operations, financial position or cash flows.

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

On May 28, 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers. ASU 2014-09 supersedes existing revenue recognition guidance, including Accounting Standards Codification (ASC) No. 605-35, Revenue Recognition - Construction-Type and Production-Type Contracts.  ASU 2014-09 outlines a single set of comprehensive principles for recognizing revenue under U.S. GAAP. Among other things, it requires companies to identify contractual performance obligations and determine whether revenue should be recognized at a point in time or over time. These concepts, as well as other aspects of ASU 2014-09, may change the method and/or timing of revenue recognition for certain of our contracts. ASU 2014-09 will be effective January 1, 2017, and may be applied either retrospectively or through the use of a modified-retrospective method. On April 1, 2015, the FASB proposed deferring the effective date by one year to December 15, 2017 for annual periods beginning after that date. We are currently evaluating both methods of adoption as well as the effect ASU 2014-09 will have on our consolidated financial statements.

Other accounting standards updates effective after March 31, 2015, are not expected to have a material effect on our condensed consolidated financial statements.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Our exposure to market risks relates to changes in interest rates for borrowing under our revolving credit facility. At March 31, 2015, there was no outstanding balance on our revolving credit facility. Borrowings under our revolving credit facility bear interest at variable rates. A hypothetical 10% increase in interest rates would have no effect on our interest expense for the three months ended March 31, 2015.

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

As of March 31, 2015, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), management evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 of the Exchange Act. Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level described above.

There were no changes in our internal control over financial reporting during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

There have been no material changes from the risk factors described in the “Risk Factors” section of our Annual Report on the Form 10-K for the year ended December 31, 2014.

Item 6.	Exhibits

Exhibits required by Item 601 of Regulation S-K:

Exhibit	Description of Exhibit

10.1*
ManTech International Corporation 2015 Executive Incentive Compensation Plan, adopted on March 11, 2015, in which our executive officers participate (incorporated herein by reference from Registrant's Current Report on Form 8-K filed with the SEC on March 17, 2015).

10.2*	Form of Performance-Based Restricted Stock Unit Award Agreement (incorporated herein by reference from Registrant's Current Report on Form 8-K filed with the SEC on March 17, 2015).

31.1‡	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2‡	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32‡	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended.

101
The following materials from the ManTech International Corporation Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at March 31, 2015 and December 31, 2014; (ii) Condensed Consolidated Statements of Income for the Three Months Ended March 31, 2015 and 2014; (iii) Condensed Consolidated Statements of Comprehensive Income for the Three Months Ended March 31, 2015 and 2014; (iv) Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2015 and 2014; and (v) Notes to Condensed Consolidated Financial Statements.

*	Management contract or compensatory plan or arrangement.

‡	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MANTECH INTERNATIONAL CORPORATION

		By:	/s/ GEORGE J. PEDERSEN
Date:	May 1, 2015	Name:	George J. Pedersen
		Title:	Chairman of the Board of Directors and Chief Executive Officer

		By:	/s/ KEVIN M. PHILLIPS
Date:	May 1, 2015	Name:	Kevin M. Phillips
		Title:	Chief Financial Officer