Form 10-Q
period 2015-06-30
MANTECH INTERNATIONAL CORP
filed 2015-07-31
CIK 892537

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
__________________________________________
FORM 10-Q
__________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2015
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No
As of July 29, 2015 there were 24,360,124 shares outstanding of our Class A common stock and 13,192,845 shares outstanding of our Class B common stock.

MANTECH INTERNATIONAL CORPORATION
FORM 10-Q
FOR THE QUARTER ENDED June 30, 2015

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

MANTECH INTERNATIONAL CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands Except Share Amounts)

	(unaudited)
	June 30, 2015	December 31, 2014
ASSETS
Cash and cash equivalents	$4,312	$23,781
Receivables—net	355,798	377,156
Prepaid expenses and other	17,679	18,207
Assets held for sale	5,782	—
Total Current Assets	383,571	419,144
Goodwill	919,548	851,640
Other intangible assets—net	164,810	155,250
Employee supplemental savings plan assets	28,500	31,741
Property and equipment—net	23,837	25,743
Other assets	3,878	3,884
TOTAL ASSETS	$1,524,144	$1,487,402
LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Accounts payable and accrued expenses	$112,724	$149,506
Accrued salaries and related expenses	54,225	57,409
Revolving credit facility	52,600	—
Billings in excess of revenue earned	14,578	13,408
Deferred income taxes—current	3,885	3,330
Liabilities held for sale	1,830	—
Total Current Liabilities	239,842	223,653
Deferred income taxes—non-current	74,123	65,103
Accrued retirement	30,611	32,804
Other long-term liabilities	11,140	11,063
TOTAL LIABILITIES	355,716	332,623
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY
Common stock, Class A—$0.01 par value; 150,000,000 shares authorized; 24,601,903 and 24,423,514 shares issued at June 30, 2015 and December 31, 2014; 24,357,790 and 24,179,401 shares outstanding at June 30, 2015 and December 31, 2014	246	244
Common stock, Class B—$0.01 par value; 50,000,000 shares authorized; 13,192,845 and 13,192,845 shares issued and outstanding at June 30, 2015 and December 31, 2014	132	132
Additional paid-in capital	434,112	428,895
Treasury stock, 244,113 and 244,113 shares at cost at June 30, 2015 and December 31, 2014	(9,158)	(9,158)
Retained earnings	743,336	734,873
Accumulated other comprehensive loss	(240)	(207)
TOTAL STOCKHOLDERS’ EQUITY	1,168,428	1,154,779
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,524,144	$1,487,402

See notes to condensed consolidated financial statements.

MANTECH INTERNATIONAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In Thousands Except Per Share Amounts)

	(unaudited) Three months ended June 30,		(unaudited) Six months ended June 30,
	2015	2014	2015	2014
REVENUES	$384,378	$463,381	$754,708	$915,414
Cost of services	326,243	399,789	640,392	792,798
General and administrative expenses	37,023	39,522	73,358	78,504
OPERATING INCOME	21,112	24,070	40,958	44,112
Interest expense	(329)	(1,106)	(604)	(5,225)
Interest income	24	31	91	208
Loss on extinguishment of debt	—	(10,074)	—	(10,074)
Other income (expense), net	72	8	(69)	(33)
INCOME FROM OPERATIONS BEFORE INCOME TAXES AND EQUITY METHOD INVESTMENTS	20,879	12,929	40,376	28,988
Provision for income taxes	(8,544)	(5,156)	(16,283)	(11,524)
Equity in gains (losses) of unconsolidated subsidiaries	115	(65)	115	(122)
NET INCOME	$12,450	$7,708	$24,208	$17,342
BASIC EARNINGS PER SHARE:
Class A common stock	$0.33	$0.21	$0.65	$0.47
Class B common stock	$0.33	$0.21	$0.65	$0.47
DILUTED EARNINGS PER SHARE:
Class A common stock	$0.33	$0.21	$0.64	$0.47
Class B common stock	$0.33	$0.21	$0.64	$0.47

See notes to condensed consolidated financial statements.

MANTECH INTERNATIONAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In Thousands)

	(unaudited) Three months ended June 30,		(unaudited) Six months ended June 30,
	2015	2014	2015	2014
NET INCOME	$12,450	$7,708	$24,208	$17,342
OTHER COMPREHENSIVE INCOME (LOSS):
Translation adjustments, net of tax	(8)	1	(33)	(12)
COMPREHENSIVE INCOME	$12,442	$7,709	$24,175	$17,330

See notes to condensed consolidated financial statements.

MANTECH INTERNATIONAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)

	(unaudited) Six months ended June 30,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$24,208	$17,342
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	14,547	15,251
Deferred income taxes	7,493	5,288
Stock-based compensation	2,697	2,249
Gain on sale of property and equipment	(695)	—
Equity in (gains) losses of unconsolidated subsidiaries	(115)	122
Excess tax benefits from exercise of stock options	(58)	(41)
Loss on extinguishment of debt	—	10,074
Loss on retirement of property and equipment	—	221
Change in assets and liabilities—net of effects from acquired businesses:
Receivables—net	32,105	70,579
Prepaid expenses and other	2,287	223
Contractual inventory	—	3,668
Accounts payable and accrued expenses	(37,375)	(56,588)
Accrued salaries and related expenses	(4,215)	(6,024)
Billings in excess of revenue earned	1,353	(879)
Accrued retirement	(2,193)	(1,743)
Other	3,927	252
Net cash flow from operating activities	43,966	59,994
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of businesses—net of cash acquired	(101,342)	(123,079)
Purchases of property and equipment	(2,240)	(1,749)
Investment in unconsolidated subsidiaries	(750)	(54)
Investment in capitalized software for internal use	(359)	(5,134)
Net cash flow from investing activities	(104,691)	(130,016)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under revolving credit facility	89,000	80,000
Repayments under revolving credit facility	(36,400)	(25,000)
Dividends paid	(15,754)	(15,646)
Proceeds from exercise of stock options	4,352	1,238
Excess tax benefits from exercise of stock options	58	41
Repayment of senior unsecured notes	—	(207,250)
Debt issuance costs	—	(1,687)
Net cash flow from financing activities	41,256	(168,304)
NET CHANGE IN CASH AND CASH EQUIVALENTS	(19,469)	(238,326)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	23,781	269,001
CASH AND CASH EQUIVALENTS, END OF PERIOD	$4,312	$30,675
SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest	$537	$7,990
Cash paid for income taxes	$3,171	$7,452

See notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2015
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

Knowledge Consulting Group—On June 15, 2015, we completed the acquisition of Knowledge Consulting Group (KCG). The results of KCG's operations have been included in our condensed consolidated financial statements since that date. The acquisition was completed through an agreement and plan of merger dated June 15, 2015, by and among ManTech Advanced Systems International, Inc., Knight Acquisitions Corporation and Knowledge Consulting Group, Inc. KCG provides comprehensive cyber security services including cloud security, certification and accreditation and various cyber defense solutions across federal and commercial markets. The acquisition strategically positions us to pursue additional cyber work in the Department of Homeland Security, Federal Bureau of Investigation and the intelligence community by leveraging our new cloud security expertise. We funded the acquisition through a combination of cash on hand and borrowings under our revolving credit facility. The agreement did not contain provisions for contingent consideration.

For the six months ended June 30, 2015, we incurred approximately $0.3 million of acquisition costs related to the KCG transaction, which are included in the general and administrative expenses in our condensed consolidated statement of income.

The preliminary purchase price of $68.0 million was allocated to the underlying assets and liabilities based on their estimated fair value at the date of acquisition. We recorded preliminary goodwill of $47.3 million, which will be deductible for tax purposes over 15 years, assuming adequate levels of taxable income. Recognition of goodwill is largely attributed to the value paid for KCG's capabilities in providing comprehensive cyber security services throughout the Department of Defense and intelligence community.

In preliminarily allocating the purchase price, we considered among other factors analysis of historical financial performance and estimates of future performance of KCG's contracts. The components of other intangible assets associated with the acquisition were customer relationships and backlog valued at $12.4 million and $0.8 million, respectively. Customer contracts and related relationships represent the underlying relationships and agreements with KCG's existing customers. Customer relationships are amortized using the pattern of benefits method over their estimated useful lives of approximately 15 years. Backlog is amortized straight-line over its estimated useful life of 1 year. The weighted-average amortization period for the intangible assets is 14 years.

The following table represents the preliminary purchase price allocation for KCG, as we are still in the process of reviewing the working capital accounts at the date of acquisition for potential adjustments to the purchase price and determining the fair value of the assets acquired and liabilities assumed (in thousands):

Knowledge Consulting Group
Cash and cash equivalents	$658
Receivables	6,788
Prepaid expenses and other	1,954
Goodwill	47,343
Other intangible assets	13,209
Property and equipment	1,156
Other assets	53
Accounts payable and accrued expenses	(1,076)
Accrued salaries and related expenses	(336)
Billings in excess of revenue earned	(1,561)
Deferred income taxes—current	(188)
Net assets acquired and liabilities assumed	$68,000

We have not disclosed current period, nor pro forma, revenues and earnings attributable to KCG as our integration of these operations post-acquisition and the entity's accounting methods pre-acquisition make it impracticable.

Welkin Associates, Ltd.—On April 27, 2015, we completed the acquisition of Welkin Associates, Ltd. (Welkin), formerly a wholly-owned subsidiary of CSC. The results of Welkin's operations have been included in our condensed consolidated financial statements since that date. The acquisition was completed through a stock purchase agreement dated April 27, 2015, by and among ManTech International Corporation, Computer Sciences Corporation and Welkin Associates, Ltd. Welkin delivers mission-centric services in high-end systems engineering and advanced national security technology and business services. The acquisition strategically positions us to pursue large engineering and support opportunities throughout the intelligence community and Department of Defense. We funded the acquisition with cash on hand. The stock purchase agreement did not contain provisions for contingent consideration.

For the six months ended June 30, 2015, we incurred approximately $0.8 million of acquisition costs related to the Welkin transaction, which are included in the general and administrative expenses in our condensed consolidated statement of income.

The purchase price of $34.0 million was allocated to the underlying assets and liabilities based on their estimated fair value at the date of acquisition. We recorded preliminary goodwill of $24.6 million, which will be deductible for tax purposes over 15 years, assuming adequate levels of taxable income. Recognition of goodwill is largely attributed to the value paid for Welkin's capabilities in providing high-end systems engineering and support services throughout the intelligence community and Department of Defense.

In preliminarily allocating the purchase price, we considered among other factors, analysis of historical financial performance and estimates of future performance of Welkin's contracts. The components of other intangible assets associated with the acquisition were customer relationships and backlog valued at $6.0 million and $0.4 million, respectively. Customer contracts and related relationships represent the underlying relationships and agreements with Welkin's existing customers. Customer relationships are amortized using the pattern of benefits method over their estimated useful lives of approximately 15 years. Backlog is amortized straight-line over its estimated useful life of 1 year. The weighted-average amortization period for the intangible assets is 14 years.

The following table represents the preliminary purchase price allocation for Welkin, as we are still in the process of determining the fair value of the assets acquired and liabilities assumed (in thousands):

Welkin Associates, Ltd.
Receivables	$4,006
Prepaid expenses and other	90
Goodwill	24,575
Other intangible assets	6,350
Property and equipment	100
Accounts payable and accrued expenses	(426)
Accrued salaries and related expenses	(695)
Net assets acquired and liabilities assumed	$34,000

We have not disclosed current period, nor pro forma, revenues and earnings attributable to Welkin as our integration of these operations post-acquisition and the entity's accounting methods pre-acquisition make it impracticable.

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

For the six months ended June 30, 2014, we incurred approximately $0.6 million of acquisition costs related to the 7Delta transaction, which are included in the general and administrative expenses in our condensed consolidated statement of income.

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

The following table represents the purchase price allocation for 7Delta (in thousands):

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

Allied Technology Group, Inc.—On February 18, 2014, we completed the acquisition of all equity interests in Allied Technology Group, Inc. (ATG). The results of ATG's operations have been included in our condensed consolidated financial statements since that date. The acquisition was completed through a stock purchase agreement dated February 18, 2014, by and among ManTech Advanced Systems International, Inc., Allied Technology Group, Inc. and the stockholders of ATG. ATG is an innovative engineering and information management solution company with strong customer relationships and strategic contracts with the Department of Homeland Security (DHS). ATG provides IT, engineering services, program management and training solutions to a variety of federal customers. The acquisition is to enable us to deliver services through their unrestricted prime position on DHS's primary acquisition vehicles: Technical, Acquisition and Business Support Services and Enterprise Acquisition Gateway for Leading Edge Solutions II. We funded the acquisition with cash on hand. The stock purchase agreement did not contain provisions for contingent consideration.

For the six months ended June 30, 2014, we incurred approximately $0.4 million of acquisition costs related to the ATG transaction, which are included in the general and administrative expenses in our condensed consolidated statement of income.

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

In applying the two-class method, we determined that undistributed earnings should be allocated equally on a per share basis between Class A and Class B common stock. Under our Certificate of Incorporation, the holders of the common stock are entitled to participate ratably, on a share-for-share basis as if all shares of common stock were of a single class, in such dividends as may be declared by the Board of Directors. During each of the six months ended June 30, 2015 and 2014, we declared and paid two quarterly dividends, each in the amount of $0.21 per share, on both classes of common stock.

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

The net income available to common stockholders and weighted average number of common shares outstanding used to compute basic and diluted earnings per share for each class of common stock are as follows (in thousands, except per share amounts):

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Distributed earnings	$7,885	$7,824	$15,745	$15,638
Undistributed earnings (loss)	4,565	(116)	8,463	1,704
Net income	$12,450	$7,708	$24,208	$17,342

Class A common stock:
Basic net income available to common stockholders	$8,072	$4,976	$15,682	$11,192
Basic weighted average common shares outstanding	24,325	24,023	24,266	24,005
Basic earnings per share	$0.33	$0.21	$0.65	$0.47

Diluted net income available to common stockholders	$8,084	$4,981	$15,711	$11,203
Effect of potential exercise of stock options	101	69	127	69
Diluted weighted average common shares outstanding	24,426	24,092	24,393	24,074
Diluted earnings per share	$0.33	$0.21	$0.64	$0.47

Class B common stock:
Basic net income available to common stockholders	$4,378	$2,732	$8,526	$6,150
Basic weighted average common shares outstanding	13,193	13,193	13,193	13,193
Basic earnings per share	$0.33	$0.21	$0.65	$0.47

Diluted net income available to common stockholders	$4,366	$2,727	$8,497	$6,139
Effect of potential exercise of stock options	—	—	—	—
Diluted weighted average common shares outstanding	13,193	13,193	13,193	13,193
Diluted earnings per share	$0.33	$0.21	$0.64	$0.47

For the three months ended June 30, 2015 and 2014, options to purchase 1.8 million and 2.8 million shares, respectively, were outstanding but not included in the computation of diluted earnings per share because the options’ effect would have been anti-dilutive. For the six months ended June 30, 2015 and 2014, options to purchase 1.9 million and 2.8 million shares, respectively, were outstanding but not included in the computation of diluted earnings per share because the options' effect would have been anti-dilutive. For the six months ended June 30, 2015 and 2014, shares issued from the exercise of stock options were 155,639 and 53,025, respectively.

5.	Receivables

We deliver a broad array of information technology and technical services solutions under contracts with the U.S. government, state and local governments and commercial customers. The components of contract receivables are as follows (in thousands):

	June 30, 2015	December 31, 2014
Billed receivables	$282,157	$319,065
Unbilled receivables:
Amounts billable	61,837	50,393
Revenues recorded in excess of funding	14,652	13,082
Retainage	6,153	4,446
Allowance for doubtful accounts	(9,001)	(9,830)
Receivables—net	$355,798	$377,156

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

Accounts receivable at June 30, 2015 are expected to be substantially collected within one year except for approximately $0.7 million, of which 89.6% is related to receivables from direct sales to the U.S. government. The remainder is related to receivables from contracts in which we acted as a subcontractor to other contractors. We do not believe that we have significant exposure to credit risk as accounts receivable and the related unbilled amounts are primarily due from the U.S. government.

6.	Property and Equipment

Major classes of property and equipment are summarized as follows (in thousands):

	June 30, 2015	December 31, 2014
Furniture and equipment	$43,762	$43,659
Leasehold improvements	36,282	35,601
Property and equipment—gross	80,044	79,260
Accumulated depreciation and amortization	(56,207)	(53,517)
Property and equipment—net	$23,837	$25,743

7.	Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill during the year ended December 31, 2014 and the period ended June 30, 2015 are as follows (in thousands):

Goodwill Balance
Goodwill at December 31, 2013	$752,867
Acquisitions	98,773
Goodwill at December 31, 2014	$851,640
Acquisitions	71,918
Reclassification to assets held for sale	(4,010)
Goodwill at June 30, 2015	$919,548

See Note 13, Subsequent Event, for further details on the assets held for sale reclassification.

Other intangible assets consisted of the following (in thousands):

	June 30, 2015			December 31, 2014
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Other intangible assets:
Contract and program intangible assets	$281,682	$131,127	$150,555	$266,272	$126,619	$139,653
Capitalized software cost for internal use	35,743	21,500	14,243	35,036	19,500	15,536
Other	58	46	12	115	54	61
Total other intangible assets—net	$317,483	$152,673	$164,810	$301,423	$146,173	$155,250

Amortization expense relating to intangible assets for the three months ended June 30, 2015 and 2014 was $5.2 million and $5.1 million, respectively. Amortization expense relating to intangible assets for the six months ended June 30, 2015 and 2014 was $10.1 million and $10.0 million, respectively. We estimate that we will have the following amortization expense for the future periods indicated below (in thousands):

For the remaining six months ending December 31, 2015	$11,379
For the year ending:
December 31, 2016	$21,333
December 31, 2017	$19,872
December 31, 2018	$18,169
December 31, 2019	$15,697
December 31, 2020	$12,243

8.	Debt

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

The terms of the credit agreement permit prepayment and termination of the loan commitments at any time, subject to certain conditions. The credit agreement requires us to comply with specified financial covenants, including the maintenance of certain leverage ratios and a certain consolidated coverage ratio. The credit agreement also contains various covenants, including affirmative covenants with respect to certain reporting requirements and maintenance of certain business activities, and negative covenants that, among other things, may limit or impose restrictions on our ability to incur liens, incur additional indebtedness, make investments, make acquisitions and undertake certain other actions. As of June 30, 2015, we were in compliance with the financial covenants under the credit agreement.

There was $52.6 million and $0 outstanding on our revolving credit facility at June 30, 2015 and December 31, 2014, respectively. The maximum available borrowing under our revolving credit facility at June 30, 2015 was $447.2 million. As of June 30, 2015, we were contingently liable under letters of credit totaling $0.2 million, which reduced our availability to borrow under our revolving credit facility.

9.	Commitments and Contingencies

Contracts with the U.S. government, including subcontracts, are subject to extensive legal and regulatory requirements and, from time-to-time, agencies of the U.S. government, in the ordinary course of business, investigate whether our operations are conducted in accordance with these requirements and the terms of the relevant contracts. U.S. government investigations of us, whether related to our U.S. government contracts or conducted for other reasons, could result in administrative, civil, or criminal liabilities, including repayment, fines or penalties being imposed upon us, or could lead to suspension or debarment from future U.S. government contracting activities. Management believes it has adequately reserved for any losses that may be experienced from any investigation of which it is aware. The Defense Contract Audit Agency (DCAA) has completed our incurred cost audits through 2009 with no material adjustments. The remaining audits for 2010 through 2014 are not expected to have a material effect on our financial position, results of operations or cash flow and management believes it has adequately reserved for any losses.

In the normal course of business, we are involved in certain governmental and legal proceedings, claims and disputes and have litigation pending under several suits. We believe that the ultimate resolution of these matters will not have a material effect on our financial position, results of operations or cash flows.

10.	Stock-Based Compensation

Our 2011 Management Incentive Plan (the Plan) was designed to attract, retain and motivate key employees. Awards granted under the Plan are settled in shares of Class A common stock. At the beginning of each year, the Plan provides that the number of shares available for issuance automatically increases by an amount equal to 1.5% of the total number of shares of Class A and Class B common stock outstanding on December 31st of the previous year. On January 2, 2015, there were 560,584 additional shares made available for issuance under the Plan. Through June 30, 2015, the remaining aggregate number of shares of our common stock authorized for issuance under the Plan was 4,801,300. Through June 30, 2015, there were 4,972,319 shares of our Class A common stock that were issued and remain outstanding as a result of equity awards granted under the Plan. The Plan expires in May 2021.

The Plan is administered by the compensation committee of our Board of Directors, along with its delegates. Subject to the express provisions of the Plan, the committee has the Board of Directors’ authority to administer and interpret the Plan, including the discretion to determine the exercise price, vesting schedule, contractual life and the number of shares to be issued.

For the three months ended June 30, 2015 and 2014, we recorded $1.5 million and $1.0 million of stock-based compensation expense, respectively. For the six months ended June 30, 2015 and 2014, we recorded $2.7 million and $2.2 million of stock-based compensation expense, respectively. No compensation expense of employees with stock awards, including stock-based compensation expense, was capitalized during the periods. For the six months ended June 30, 2015 and 2014, the total recognized tax deficiency from the exercise of stock options, cancellation of vested stock options, and the vesting of restricted stock was $1.8 million and $1.9 million, respectively.

Stock Options—Under the Plan, we have issued stock options. A stock option granted gives the holder the right, but not the obligation, to purchase a certain number of shares at a predetermined price for a specific period of time. During the six months ended June 30, 2015 and 2014, we issued options that vest over three years in equal annual installments beginning on the first anniversary of the date of grant and expire five years from the date of grant. Under the terms of the Plan, the contractual life of the option grants may not exceed eight years. The related compensation expense is recognized over the service period and is based on the grant date fair value of the stock and the number of shares expected to vest.

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

The following weighted-average assumptions were used for option grants during the six months ended June 30, 2015 and 2014:

Volatility—The expected volatility of the options granted was estimated based upon historical volatility of our share price through weekly observations of our trading history.

Expected Term—The expected term of options granted to employees during the six months ended June 30, 2015 and 2014 was determined from historical exercises of the grantee population. For all grants valued during the six months ended June 30,

2015 and 2014, the options had graded vesting over three years in equal annual installments beginning on the first anniversary of the date of grant and a contractual term of five years.

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

The following table summarizes weighted-average assumptions used in our calculations of fair value for the six months ended June 30, 2015 and 2014:

	Six months ended June 30,
	2015	2014
Volatility	27.16%	29.88%
Expected life of options	3 years	3 years
Risk-free interest rate	1.16%	0.85%
Dividend yield	3.00%	3.00%

Stock Option Activity—The weighted-average fair value of options granted during the six months ended June 30, 2015 and 2014, as determined under the Black-Scholes-Merton valuation model, was $5.02 and $4.90, respectively. Option grants that vested during the six months ended June 30, 2015 and 2014 had a combined fair value of $1.8 million and $2.6 million, respectively.

The following table summarizes stock option activity for the year ended December 31, 2014 and the six months ended June 30, 2015:

	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value (in thousands)
Stock options at December 31, 2013	3,400,120	$35.51	$4,488
Granted	946,576	$29.12
Exercised	(158,371)	$24.78	$754
Cancelled and expired	(797,293)	$41.75
Stock options at December 31, 2014	3,391,032	$32.76	$4,722
Granted	112,340	$32.37
Exercised	(155,639)	$27.66	$839
Cancelled and expired	(465,089)	$42.80
Stock options at June 30, 2015	2,882,644	$31.40	$1,891

The following table summarizes non-vested stock options for the six months ended June 30, 2015:

	Number of Shares	Weighted Average Fair Value
Non-vested stock options at December 31, 2014	1,673,528	$4.83
Granted	112,340	$5.02
Vested	(351,853)	$5.08
Cancelled	(94,472)	$4.83
Non-vested stock options at June 30, 2015	1,339,543	$4.78

The following table includes information concerning stock options exercisable and stock options expected to vest at June 30, 2015:

	Number of Shares	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Aggregate Intrinsic Value (in thousands)
Stock options exercisable	1,543,101	2 years	$33.77	$999
Stock options expected to vest	1,195,318	4 years	$28.61	$839
Stock options exercisable and expected to vest	2,738,419

Unrecognized compensation expense related to outstanding stock options expected to vest as of June 30, 2015 was $4.2 million, which is expected to be recognized over a weighted-average period of 2 years and will be adjusted for any future changes in estimated forfeitures.

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

Restricted Stock Activity—The following table summarizes the restricted stock activity during the year ended December 31, 2014 and the six months ended June 30, 2015:

	Number of Shares	Weighted Average Fair Value
Non-vested restricted stock at December 31, 2013	21,000
Granted	21,000	$30.61
Vested	(21,000)	$27.65
Non-vested restricted stock at December 31, 2014	21,000
Granted	21,000	$28.98
Vested	(21,000)	$30.61
Non-vested restricted stock at June 30, 2015	21,000

Restricted Stock Units—Under the Plan, we issued restricted stock units (RSUs). RSUs are not actual shares, but rather a right to receive shares in the future based on the level of achievement of performance criteria. The shares are not issued and the employee cannot sell or transfer shares prior to vesting and has no voting rights until the RSUs vest. Employees who are granted RSUs do not receive dividend payments during the service period. The employees' RSUs will result in the delivery of shares if (a) performance criteria is met and (b) the employee remains employed, in good standing, through the date of the performance period. The performance period is 2 years (January 1, 2015 to December 31, 2016). The grant date fair value of the RSUs is equal to the closing market price of our common stock on the grant date less the present value of dividends expected to be awarded during the service period. We recognize the grant date fair value of RSUs of shares we expect to issue as compensation expense ratably over the requisite service period.

Restricted Stock Unit Activity—The following table summarizes the nonvested restricted stock unit activity during the six months ended June 30, 2015:

	Number of Units	Weighted Average Fair Value
Non-vested restricted stock units at December 31, 2014	—
Granted	105,900	$30.85
Forfeited	(2,950)	$30.92
Non-vested restricted stock units at June 30, 2015	102,950

11.	Business Segment and Geographic Area Information

We have one reportable segment. We deliver a broad array of information technology and technical services solutions under contracts with the U.S. government. Our U.S. government customers typically exercise independent contracting authority, and even offices or divisions within an agency or department may directly, or through a prime contractor, use our services as a separate customer so long as that customer has independent decision-making and contracting authority within its organization. Revenues from the U.S. government under prime contracts and subcontracts were approximately 99.0% and 98.9% of our revenues for the six months ended June 30, 2015 and 2014, respectively. We treat sales to U.S. government customers as sales within the United States regardless of where the services are performed. U.S. revenues are approximately 99.8% and 99.7% of our total revenues for the three months ended June 30, 2015 and 2014, respectively. U.S. revenues are approximately 99.8% and 99.7% of our total revenues for the six months ended June 30, 2015 and 2014, respectively. International revenues were approximately 0.2% and 0.3% of our total revenues for the three months ended June 30, 2015 and 2014, respectively. International revenues were approximately 0.2% and 0.3% of our total revenues for the six months ended June 30, 2015 and 2014, respectively. Furthermore, substantially all of our assets from continuing operations were held in the United States for the six months ended June 30, 2015 and year ended December 31, 2014.

12.	Equity Method Investments

On July 7, 2011, GenTech Partners Joint Venture (GenTech), was created with Genex Systems, LLC and ManTech as the investees. Genex Systems, LLC's interest in GenTech is 51% and ManTech's interest in GenTech is 49%. Because we have the ability to exercise significant influence over GenTech, we determined that the equity method of accounting will be used for our investment. We recorded $75 thousand and $0 in equity method earnings for the three months ended June 30, 2015 and 2014, respectively. We recorded $75 thousand and $0 in equity method earnings for the six months ended June 30, 2015 and 2014, respectively. Our investment balance in GenTech was $216 thousand and $141 thousand as of June 30, 2015 and December 31, 2014, respectively.

On May 24, 2012, Fluor-ManTech Logistics Solutions, LLC (FMLS), a limited liability company, was created with Fluor International, Inc. and ManTech as the investees. Each investee has a 50% ownership interest in FMLS. Because we have the ability to exercise significant influence over FMLS we determined that the equity method of accounting will be used for our investment. Under the operating agreement, we are required to provide additional financial support for losses incurred by FMLS. We recorded $0 and $65 thousand in equity method losses for the three months ended June 30, 2015 and 2014, respectively. We recorded $0 and $122 thousand in equity method losses for the six months ended June 30, 2015 and 2014, respectively. We had no investment balance in FMLS as of June 30, 2015 and December 31, 2014. As of December 31, 2014, we recorded liabilities for $735 thousand, which were owed to FMLS for additional financial support and paid during the six months ended June 30, 2015.

13.	Subsequent Event

Management has evaluated subsequent events after the balance sheet date through the financial statements issuance date for appropriate accounting and disclosure.

Divestiture of ManTech Cyber Solutions International

On July 13, 2015, we completed the divestiture of the ManTech Cyber Solutions International (MCSI) to CounterTack for preferred stock of CounterTack that has an estimated fair value between $6.0 million and $7.0 million. We expect to record a gain on the sale between $1.0 million and $2.0 million, which will be included in the other income (expense), net line item on the condensed consolidated statement of income for the three months ended September 30, 2015. MCSI is made up of our commercial cyber products. Furthermore, on July 13, 2015, we purchased preferred stock of CounterTack for $3.8 million. This additional cash investment, along with the consideration received for the sale of MCSI, will be subsequently accounted for at cost.

In accordance with ASC 360 Property, Plant, and Equipment, the assets and liabilities of MCSI have been classified as held for sale as of June 30, 2015 based on our assessment as of that date. The following table summarizes the carrying amounts of the major classes of assets and liabilities included as part of the disposal group classified as held for sale (in thousands):

June 30, 2015
Goodwill	$4,010
Receivables—net	735
Other intangible assets—net	651
Prepaid expenses and other	272
Property and equipment—net	114
Assets held for sale	$5,782

Billings in excess of revenue earned	$1,744
Accounts payable and accrued expenses	86
Liabilities held for sale	$1,830

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

We derive revenues primarily from contracts with U.S. government agencies that are focused on national security and consequently our operational results are affected by U.S. government spending levels in the areas of defense, intelligence and homeland security. Over the past few years, financial performance in our industry has been adversely impacted by public and political pressure regarding government funding levels, uncertainty about the appropriations process, and delays in contract awards and spending. In addition, as U.S. forces have withdrawn from Afghanistan, revenues from our contracts in support of Overseas Contingency Operations (OCO) have substantially declined. The delays in awards and competitive pressures in 2014 and the first six months of 2015 have had continued impacts on our performance. While we expect an overall reduction in OCO work in 2015 as compared to 2014, we do expect the levels of work that existed in the first half of 2015 to remain relatively stable through the balance of the year. Despite uncertainties, we believe we are well positioned to meet our customers' needs and grow our business as we move beyond 2015.

We recommend that you read this discussion and analysis in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014, previously filed with the SEC.

Three Months Ended June 30, 2015 Compared to the Three Months Ended June 30, 2014

The following table sets forth certain items from our condensed consolidated statements of income and the relative percentage that certain items of expenses and earnings bear to revenues, as well as the period-to-period change from June 30, 2014 to June 30, 2015.

	Three months ended June 30,				Period-to-Period Change
	2015	2014	2015	2014	2014 to 2015
	Dollars		Percentage		Dollars	Percentage
	(dollars in thousands)
REVENUES	$384,378	$463,381	100.0%	100.0%	$(79,003)	(17.0)%
Cost of services	326,243	399,789	84.9%	86.3%	(73,546)	(18.4)%
General and administrative expenses	37,023	39,522	9.6%	8.5%	(2,499)	(6.3)%
OPERATING INCOME	21,112	24,070	5.5%	5.2%	(2,958)	(12.3)%
Interest expense	(329)	(1,106)	0.1%	0.2%	(777)	(70.3)%
Interest income	24	31	—%	—%	(7)	(22.6)%
Loss on extinguishment of debt	—	(10,074)	—%	2.2%	(10,074)	(100.0)%
Other income (expense), net	72	8	—%	—%	64	800.0%
INCOME FROM OPERATIONS BEFORE INCOME TAXES AND EQUITY METHOD INVESTMENTS	20,879	12,929	5.4%	2.8%	7,950	61.5%
Provision for income taxes	(8,544)	(5,156)	2.2%	1.1%	3,388	65.7%
Equity in gains (losses) of unconsolidated subsidiaries	115	(65)	—%	—%	180	276.9%
NET INCOME	$12,450	$7,708	3.2%	1.7%	$4,742	61.5%

Revenues

The primary driver of our decrease in revenues relates to reduced demand for services supporting the army, specifically, Overseas Contingency Operations (OCO) as a result of the withdrawal of U.S. forces and reduction in military operations in Afghanistan. The reduction in our OCO related work during the three months ended June 30, 2015 as compared to the same period in 2014 was primarily due to reduced demand for field service support on C4ISR systems and reduced demand on a sustainment contract for Mine-Resistance Ambush-Protected (MRAP) vehicles. These reductions were partially offset by revenues from our recent acquisitions.

Cost of services

The decrease in cost of services was primarily due to reductions in revenues. As a percentage of revenues, direct labor costs increased to 49.1% for the three months ended June 30, 2015, compared to 42.8% for the same period in 2014. As a percentage of revenues, other direct costs, which include subcontractors and third party equipment and materials used in the performance of our contracts, decreased to 35.8% for the three months ended June 30, 2015, compared to 43.5% for the same period in 2014.

General and administrative expenses

The decrease in general and administrative expenses was due to cost reduction measures. As a percentage of revenues, general and administrative expenses increased for the three months ended June 30, 2015 when compared to the same period in 2014.

Interest expense

The decrease in interest expense was primarily due to the redemption of the 7.25% senior unsecured notes on April 15, 2014. For additional information on the redemption of the 7.25% senior unsecured notes on April 15, 2014, see our Annual Report on Form 10-K for fiscal year ended December 31, 2014, previously filed with the SEC.

Loss on extinguishment of debt

As a result of the redemption of our 7.25% senior unsecured notes on April 15, 2014, we recorded a loss on the extinguishment of debt for $10.1 million. For additional information on the redemption of the 7.25% senior unsecured notes on April 15, 2014, see our Annual Report on Form 10-K for fiscal year ended December 31, 2014, previously filed with the SEC.

Provision for income taxes

Our effective tax rate is affected by recurring items, such as tax rates and the relative amount of income we earn in various taxing jurisdictions. It is also affected by discrete items that may occur in any given year, but are not consistent from year-to-year. Our effective income tax rates were 40.7% and 40.1% for the three months ended June 30, 2015 and 2014, respectively. The increase is primarily related to a larger apportionment of income to states with higher tax rates.

Six Months Ended June 30, 2015 Compared to the Six Months Ended June 30, 2014

The following table sets forth certain items from our consolidated statement of income and the relative percentage that certain items of expenses and earnings bear to revenues, as well as the period-to-period change from June 30, 2014 to June 30, 2015.

	Six months ended June 30,				Period-to-Period Change
	2015	2014	2015	2014	2014 to 2015
	Dollars		Percentage		Dollars	Percentage
	(dollars in thousands)
REVENUES	$754,708	$915,414	100.0%	100.0%	$(160,706)	(17.6)%
Cost of services	640,392	792,798	84.9%	86.6%	(152,406)	(19.2)%
General and administrative expenses	73,358	78,504	9.7%	8.6%	(5,146)	(6.6)%
OPERATING INCOME	40,958	44,112	5.4%	4.8%	(3,154)	(7.1)%
Interest expense	(604)	(5,225)	0.1%	0.5%	(4,621)	(88.4)%
Interest income	91	208	—%	—%	(117)	(56.3)%
Loss on extinguishment of debt	—	(10,074)	—%	1.1%	(10,074)	(100.0)%
Other income (expense), net	(69)	(33)	—%	—%	36	109.1%
INCOME FROM OPERATIONS BEFORE INCOME TAXES AND EQUITY METHOD INVESTMENTS	40,376	28,988	5.3%	3.2%	11,388	39.3%
Provision for income taxes	(16,283)	(11,524)	2.1%	1.3%	4,759	41.3%
Equity in gains (losses) of unconsolidated subsidiaries	115	(122)	—%	—%	237	194.3%
NET INCOME	$24,208	$17,342	3.2%	1.9%	$6,866	39.6%

Revenues

The primary driver of our decrease in revenues relates to reduced demand for services supporting the army, specifically, Overseas Contingency Operations (OCO) as a result of the withdrawal of U.S. forces and reduction in military operations in Afghanistan. The reduction in our OCO related work in the six months ended June 30, 2015 as compared to the same period in 2014 was primarily due to reduced demand for field service support on C4ISR systems and reduced demand on a sustainment contract for Mine-Resistance Ambush-Protected (MRAP) vehicles. These reductions were partially offset by revenues from our recent acquisitions.

Cost of services

The decrease in cost of services was primarily due to reductions in revenues. As a percentage of revenues, direct labor costs increased to 48.8% for the six months ended June 30, 2015, compared to 43.3% for the same period in 2014. As a percentage of revenues, other direct costs, which include subcontractors and third party equipment and materials used in the performance of our contracts, decreased to 36.1% for the six months ended June 30, 2015, compared to 43.3% for the same period in 2014. We expect cost of services as a percentage of revenues to remain relatively stable or increase slightly for the remainder of 2015.

General and administrative expenses

The decrease in general and administrative expenses was due to cost reduction measures. As a percentage of revenues, general and administrative expenses increased for the six months ended June 30, 2015 when compared to the same period in 2014. We expect general and administrative expenses as a percentage of revenues to remain relatively stable or slightly decrease for the remainder of 2015.

Interest expense

The decrease in interest expense was primarily due to the redemption of the 7.25% senior unsecured notes on April 15, 2014. For additional information on the redemption of the 7.25% senior unsecured notes on April 15, 2014, see our Annual Report on Form 10-K for fiscal year ended December 31, 2014, previously filed with the SEC.

Loss on extinguishment of debt

As a result of the redemption of our 7.25% senior unsecured notes on April 15, 2014, we recorded a loss on the extinguishment of debt for $10.1 million. For additional information on the redemption of the 7.25% senior unsecured notes on April 15, 2014, see our Annual Report on Form 10-K for fiscal year ended December 31, 2014, previously filed with the SEC.

Provision for income taxes

Our effective tax rate is affected by recurring items, such as tax rates and the relative amount of income we earn in various taxing jurisdictions. It is also affected by discrete items that may occur in any given year, but are not consistent from year-to-year. Our effective income tax rates were 40.2% and 39.9% for the six months ended June 30, 2015 and 2014, respectively. For the remainder of 2015, we expect our effective tax rate to remain relatively consistent.

Backlog

At June 30, 2015 and December 31, 2014, our backlog was $3.4 billion and $3.3 billion, respectively, of which $0.9 billion and $0.8 billion, respectively, was funded backlog. The increase in our backlog is primarily due to new contract awards and our acquisitions in the first half of 2015. Backlog represents estimates that we calculate on a consistent basis. For additional information on how we compute backlog, see our Annual Report on Form 10-K for the fiscal year ended December 31, 2014, previously filed with the SEC.

Liquidity and Capital Resources

Historically, our primary liquidity needs have been the financing of acquisitions, working capital, payment under our cash dividend program and capital expenditures. Our primary sources of liquidity are cash provided by operations and our revolving credit facility.

On June 30, 2015, our cash and cash equivalents balance was $4.3 million. There were $52.6 million in outstanding borrowings under our revolving credit facility at June 30, 2015. At June 30, 2015, we were contingently liable under letters of credit totaling $0.2 million, which reduced our ability to borrow under our revolving credit facility by that amount. The maximum available borrowing under our revolving credit facility at June 30, 2015 was $447.2 million.

Generally, cash provided by operating activities is adequate to fund our operations, including payments under our regular cash dividend program. Due to fluctuations in our cash flows and level of operations, it is necessary from time-to-time to borrow under our revolving credit facility to meet cash demands.

Cash Flows from Operating Activities

Our operating cash flows are primarily affected by our ability to invoice and collect from our clients in a timely manner, our ability to manage our vendor payments and the overall profitability of our contracts. We bill most of our customers monthly after services are rendered. Our accounts receivable days sales outstanding (DSO) were 83 and 79 as of June 30, 2015 and 2014, respectively. For the six months ended June 30, 2015 and 2014, our net cash flows from operating activities were $44.0 million and $60.0 million, respectively. The decrease in net cash flows from operating activities during the six months ended June 30, 2015 when compared to the same period in 2014 was primarily due to the timing of cash collections of receivables resulting from invoicing delays that were associated with implementing an upgrade to our enterprise accounting system. We expect to see improvements in our DSO throughout the year as benefits from of our accounting system upgrade are realized.

Cash Flows from Investing Activities

Our cash flows from investing activities consist primarily of business acquisitions, purchases of property and equipment and investments in capitalized software for internal use. For the six months ended June 30, 2015 and 2014, our net cash outflows from investing activities were $104.7 million and $130.0 million, respectively. During the six months ended June 30, 2015, our net cash outflows from investing activities were primarily due to the acquisitions of Knowledge Consulting Group (KCG) and Welkin Associates, Ltd. and purchases of property and equipment. During the six months ended June 30, 2014, our net cash outflows from investing activities were primarily due to the acquisitions of 7Delta Inc. and Allied Technology Group, Inc. and investments in capitalized software for internal use.

Cash Flows from Financing Activities

For the six months ended June 30, 2015 our net cash inflows from financing activities were $41.3 million and for the six months ended June 30, 2014 our cash outflows from financing activities were $168.3 million. During the six months ended June 30, 2015, net cash inflows from financing activities were primarily from net borrowings under our revolving credit facility to finance the acquisition of KCG. The borrowings in the period were partially offset by our quarterly dividend payments. We expect to repay borrowings under our credit facility within the year. During the six months ended June 30, 2014, our net cash outflows from financing activities resulted primarily from repayments of our 7.25% senior unsecured notes and dividends paid, partially offset by borrowings under our revolving credit facility, net of repayments.

Capital Resources

We believe the capital resources available to us from cash on hand of $4.3 million at June 30, 2015, the remaining balance under our $500.0 million revolving credit facility, and cash flow from our operations are adequate to fund our anticipated cash requirements for at least the next year, including payments under our regular cash dividend program. We anticipate financing acquisitions and our longer-term internal growth through one or more of the following sources: cash from operations, use of our revolving credit facility; and additional borrowing or issuance of debt or equity.

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

Dividend

During each of the six months ended June 30, 2015 and 2014, we declared and paid two dividends, each in the amount of $0.21 per share, on both classes of our common stock. While we expect to continue the regular cash dividend program, any future dividends declared will be at the discretion of our Board of Directors and will depend, among other factors, upon our results of operations, financial condition and cash requirements, as well as such other factors that our Board of Directors deems relevant.

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

Accounting Standards Updates

In April 2015, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2015-05, Intangibles - Goodwill and Other - Internal Use Software. ASU 2015-05 will help entities evaluate the accounting for fees paid by a customer in a cloud computing arrangement by providing guidance as to whether an arrangement includes the sale or license of software. If a cloud computing arrangement includes a software license, then the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. The amendments in this update are effective for interim and annual periods beginning after December 31, 2015. Early adoption is permitted. We plan to adopt this update on January 1, 2016. We will adopt the guidance prospectively to arrangements entered into, or materially modified, after the effective date. We are currently evaluating the effects ASU 2015-05 will have on our consolidated financial statements.

In April 2015, the FASB issued ASU No. 2015-03, Interest - Imputation of Interest (Subtopic 835-10): Simplifying the Presentation of Debt Issuance Costs. The update requires debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of the related debt liability instead of being presented as an asset. Debt disclosures will include the face amount of the debt liability and the effective interest rate. The update requires retrospective application and represents a change in accounting principle. The update is effective for fiscal years beginning after December 15, 2015. Early adoption is permitted for financial statements that have not been previously issued. We plan to adopt this update on January 1, 2016. The adoption of ASU 2015-03 is not expected to have a material impact on our results of operations, financial position or cash flows.

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

On May 28, 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers. ASU 2014-09 supersedes existing revenue recognition guidance, including Accounting Standards Codification (ASC) No. 605-35, Revenue Recognition - Construction-Type and Production-Type Contracts.  ASU 2014-09 outlines a single set of comprehensive principles for recognizing revenue under U.S. GAAP. Among other things, it requires companies to identify contractual performance obligations and determine whether revenue should be recognized at a point in time or over time. These concepts, as well as other aspects of ASU 2014-09, may change the method and/or timing of revenue recognition for certain of our contracts. ASU 2014-09 impacts reporting periods after December 31, 2017, and may be applied either retrospectively or through the use of a modified-retrospective method. We are currently evaluating both methods of adoption as well as the effect ASU 2014-09 will have on our consolidated financial statements.

Other accounting standards updates effective after June 30, 2015, are not expected to have a material effect on our condensed consolidated financial statements.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Our exposure to market risks relates to changes in interest rates for borrowing under our revolving credit facility. At June 30, 2015, the outstanding balance on our revolving credit facility was $52.6 million. Borrowings under our revolving credit facility bear interest at variable rates. A hypothetical 10% increase in interest rates would have a $12 thousand effect on our interest expense for the six months ended June 30, 2015.

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

As of June 30, 2015, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), management evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 of the Exchange Act. Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level described above.

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

101
The following materials from the ManTech International Corporation Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at June 30, 2015 and December 31, 2014; (ii) Condensed Consolidated Statements of Income for the Three and Six Months Ended June 30, 2015 and 2014; (iii) Condensed Consolidated Statements of Comprehensive Income for the Three and Six Months Ended June 30, 2015 and 2014; (iv) Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2015 and 2014; and (v) Notes to Condensed Consolidated Financial Statements.

‡    Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MANTECH INTERNATIONAL CORPORATION

		By:	/s/ GEORGE J. PEDERSEN
Date:	July 31, 2015	Name:	George J. Pedersen
		Title:	Chairman of the Board of Directors and Chief Executive Officer

		By:	/s/ KEVIN M. PHILLIPS
Date:	July 31, 2015	Name:	Kevin M. Phillips
		Title:	Chief Financial Officer