Form 10-Q
period 2015-09-30
MANTECH INTERNATIONAL CORP
filed 2015-10-30
CIK 892537

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
__________________________________________
FORM 10-Q
__________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2015
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No
As of October 28, 2015 there were 24,364,290 shares outstanding of our Class A common stock and 13,192,845 shares outstanding of our Class B common stock.

MANTECH INTERNATIONAL CORPORATION
FORM 10-Q
FOR THE QUARTER ENDED September 30, 2015

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

MANTECH INTERNATIONAL CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands Except Share Amounts)

	(unaudited)
	September 30, 2015	December 31, 2014
ASSETS
Cash and cash equivalents	$51,191	$23,781
Receivables—net	303,418	377,156
Prepaid expenses and other	18,820	18,207
Contractual inventory	3,726	—
Total Current Assets	377,155	419,144
Goodwill	919,290	851,640
Other intangible assets—net	159,856	155,250
Employee supplemental savings plan assets	26,645	31,741
Property and equipment—net	22,809	25,743
Investments	10,657	143
Other assets	3,325	3,741
TOTAL ASSETS	$1,519,737	$1,487,402
LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Accounts payable and accrued expenses	$108,595	$149,506
Accrued salaries and related expenses	71,879	57,409
Billings in excess of revenue earned	26,102	13,408
Revolving credit facility	10,000	—
Deferred income taxes—current	4,486	3,330
Total Current Liabilities	221,062	223,653
Deferred income taxes—non-current	84,787	65,103
Accrued retirement	28,378	32,804
Other long-term liabilities	11,113	11,063
TOTAL LIABILITIES	345,340	332,623
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY
Common stock, Class A—$0.01 par value; 150,000,000 shares authorized; 24,608,403 and 24,423,514 shares issued at September 30, 2015 and December 31, 2014; 24,364,290 and 24,179,401 shares outstanding at September 30, 2015 and December 31, 2014	246	244
Common stock, Class B—$0.01 par value; 50,000,000 shares authorized; 13,192,845 and 13,192,845 shares issued and outstanding at September 30, 2015 and December 31, 2014	132	132
Additional paid-in capital	434,969	428,895
Treasury stock, 244,113 and 244,113 shares at cost at September 30, 2015 and December 31, 2014	(9,158)	(9,158)
Retained earnings	748,477	734,873
Accumulated other comprehensive loss	(269)	(207)
TOTAL STOCKHOLDERS’ EQUITY	1,174,397	1,154,779
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,519,737	$1,487,402

See notes to condensed consolidated financial statements.

MANTECH INTERNATIONAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In Thousands Except Per Share Amounts)

	(unaudited) Three months ended September 30,		(unaudited) Nine months ended September 30,
	2015	2014	2015	2014
REVENUES	$393,008	$447,200	$1,147,716	$1,362,614
Cost of services	334,991	382,787	975,383	1,175,585
General and administrative expenses	36,897	37,681	110,255	116,185
OPERATING INCOME	21,120	26,732	62,078	70,844
Interest expense	(429)	(366)	(1,033)	(5,591)
Interest income	44	59	135	267
Loss on extinguishment of debt	—	—	—	(10,074)
Other income (expense), net	1,618	67	1,549	34
INCOME FROM OPERATIONS BEFORE INCOME TAXES AND EQUITY METHOD INVESTMENTS	22,353	26,492	62,729	55,480
Provision for income taxes	(9,199)	(10,739)	(25,482)	(22,263)
Equity in losses of unconsolidated subsidiaries	(126)	(266)	(11)	(388)
NET INCOME	$13,028	$15,487	$37,236	$32,829
BASIC EARNINGS PER SHARE:
Class A common stock	$0.35	$0.42	$0.99	$0.88
Class B common stock	$0.35	$0.42	$0.99	$0.88
DILUTED EARNINGS PER SHARE:
Class A common stock	$0.35	$0.41	$0.99	$0.88
Class B common stock	$0.35	$0.41	$0.99	$0.88

See notes to condensed consolidated financial statements.

MANTECH INTERNATIONAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In Thousands)

	(unaudited) Three months ended September 30,		(unaudited) Nine months ended September 30,
	2015	2014	2015	2014
NET INCOME	$13,028	$15,487	$37,236	$32,829
OTHER COMPREHENSIVE LOSS:
Translation adjustments, net of tax	(29)	(4)	(62)	(16)
COMPREHENSIVE INCOME	$12,999	$15,483	$37,174	$32,813

See notes to condensed consolidated financial statements.

MANTECH INTERNATIONAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)

	(unaudited) Nine months ended September 30,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$37,236	$32,829
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	22,345	22,940
Deferred income taxes	18,134	12,500
Stock-based compensation	4,187	3,323
Gain on disposition of business	(1,692)	—
Gain on sale of property and equipment	(695)	—
Excess tax benefits from exercise of stock options	(59)	(69)
Equity in losses of unconsolidated subsidiaries	11	388
Loss on extinguishment of debt	—	10,074
Loss on retirement of property and equipment	—	232
Change in assets and liabilities—net of effects from acquired businesses:
Receivables—net	83,659	111,705
Prepaid expenses and other	(205)	4,849
Contractual inventory	(3,726)	3,963
Employee supplemental savings plan asset	5,096	877
Accounts payable and accrued expenses	(41,728)	(59,921)
Accrued salaries and related expenses	13,641	8,792
Billings in excess of revenue earned	14,330	(598)
Accrued retirement	(4,426)	(2,202)
Other	667	106
Net cash flow from operating activities	146,775	149,788
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of businesses—net of cash acquired	(101,342)	(124,247)
Payments to acquire investments	(4,500)	(76)
Purchases of property and equipment	(3,188)	(2,756)
Transaction costs for disposition of business	(1,174)	—
Investment in capitalized software for internal use	(809)	(6,611)
Proceeds from sale of property and equipment	696	—
Net cash flow from investing activities	(110,317)	(133,690)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under revolving credit facility	162,200	150,000
Repayments under revolving credit facility	(152,200)	(150,000)
Dividends paid	(23,637)	(23,470)
Proceeds from exercise of stock options	4,530	1,878
Excess tax benefits from exercise of stock options	59	69
Repayment of senior unsecured notes	—	(207,250)
Debt issuance costs	—	(1,687)
Net cash flow from financing activities	(9,048)	(230,460)
NET CHANGE IN CASH AND CASH EQUIVALENTS	27,410	(214,362)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	23,781	269,001
CASH AND CASH EQUIVALENTS, END OF PERIOD	$51,191	$54,639
SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for income taxes	$4,778	$7,495
Cash paid for interest	$939	$8,360
See notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2015
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

We reclassified Investments from the Other Assets line item on the Condensed Consolidated Balance Sheet at December 31, 2014 to conform with the current period presentation. We also reclassified Employee Supplemental Savings Plan Assets from the Other line item in Cash Flows from Operating Activities of the Condensed Consolidated Statement of Cash Flows for the nine months ended September 30, 2014 to conform with current period presentation.

3.	Acquisitions

Knowledge Consulting Group—On June 15, 2015, we completed the acquisition of Knowledge Consulting Group (KCG). The results of KCG's operations have been included in our condensed consolidated financial statements since that date. The acquisition was completed through an agreement and plan of merger dated June 15, 2015, by and among ManTech Advanced Systems International, Inc., Knight Acquisitions Corporation and Knowledge Consulting Group, Inc. KCG provides comprehensive cyber security services including cloud security, certification and accreditation and various cyber defense solutions across federal and commercial markets. The acquisition strategically positions us to pursue additional cyber work in the Department of Homeland Security, Federal Bureau of Investigation and the intelligence community by leveraging our enhanced cloud security expertise. We funded the acquisition through a combination of cash on hand and borrowings under our revolving credit facility. The agreement did not contain provisions for contingent consideration.

For the nine months ended September 30, 2015, we incurred approximately $0.3 million of acquisition costs related to the KCG transaction, which are included in the general and administrative expenses in our condensed consolidated statement of income.

The preliminary purchase price of $68.0 million was allocated to the underlying assets and liabilities based on their estimated fair value at the date of acquisition. We recorded preliminary goodwill of $47.2 million, which will be deductible for tax purposes over 15 years, assuming adequate levels of taxable income. Recognition of goodwill is largely attributed to the value paid for KCG's capabilities in providing comprehensive cyber security services throughout the Department of Defense and intelligence community.

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

The following table represents the preliminary purchase price allocation for KCG, as we are still in the process of reviewing the working capital accounts at the date of acquisition for potential adjustments to the purchase price and determining the fair value of the assets acquired and liabilities assumed (in thousands):

Knowledge Consulting Group
Cash and cash equivalents	$658
Receivables	6,623
Prepaid expenses and other	460
Goodwill	47,192
Other intangible assets	13,214
Property and equipment	1,419
Investments	15
Other assets	31
Accounts payable and accrued expenses	(1,273)
Accrued salaries and related expenses	(337)
Billings in excess of revenue earned	(2)
Net assets acquired and liabilities assumed	$68,000

We have not disclosed current period, nor pro forma, revenues and earnings attributable to KCG as our integration of these operations post-acquisition and the entity's accounting methods pre-acquisition make it impracticable.

Welkin Associates, Ltd.—On April 27, 2015, we completed the acquisition of Welkin Associates, Ltd. (Welkin), formerly a wholly-owned subsidiary of Computer Sciences Corporation (CSC). The results of Welkin's operations have been included in our condensed consolidated financial statements since that date. The acquisition was completed through a stock purchase agreement dated April 27, 2015, by and among ManTech International Corporation, CSC and Welkin Associates, Ltd. Welkin delivers mission-centric services in high-end systems engineering and advanced national security technology and business services. The acquisition strategically positions us to pursue large engineering and support opportunities throughout the intelligence community and Department of Defense. We funded the acquisition with cash on hand. The stock purchase agreement did not contain provisions for contingent consideration.

For the nine months ended September 30, 2015, we incurred approximately $0.7 million of acquisition costs related to the Welkin transaction, which are included in the general and administrative expenses in our condensed consolidated statement of income.

The preliminary purchase price of $34.0 million was allocated to the underlying assets and liabilities based on their estimated fair value at the date of acquisition. We recorded preliminary goodwill of $24.4 million, which will be deductible for tax purposes over 15 years, assuming adequate levels of taxable income. Recognition of goodwill is largely attributed to the value paid for Welkin's capabilities in providing high-end systems engineering and support services throughout the intelligence community and Department of Defense.

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

The following table represents the preliminary purchase price allocation for Welkin, as we are still in the process of determining the fair value of the assets acquired and liabilities assumed (in thousands):

Welkin Associates, Ltd.
Receivables	$3,907
Prepaid expenses and other	141
Goodwill	24,430
Other intangible assets	6,350
Property and equipment	100
Accounts payable and accrued expenses	(436)
Accrued salaries and related expenses	(492)
Net assets acquired and liabilities assumed	$34,000

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

For the nine months ended September 30, 2014, we incurred approximately $0.5 million of acquisition costs related to the 7Delta transaction, which are included in the general and administrative expenses in our condensed consolidated statement of income.

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

Allied Technology Group, Inc.—On February 18, 2014, we completed the acquisition of all equity interests in Allied Technology Group, Inc. (ATG). The results of ATG's operations have been included in our condensed consolidated financial statements since that date. The acquisition was completed through a stock purchase agreement dated February 18, 2014, by and among ManTech Advanced Systems International, Inc., ATG and the stockholders of ATG. ATG is an innovative engineering and information management solution company with strong customer relationships and strategic contracts with the Department of Homeland Security (DHS). ATG provides IT, engineering services, program management and training solutions to a variety of federal customers. The acquisition enables us to deliver services through their unrestricted prime position on DHS's primary acquisition vehicles: Technical, Acquisition and Business Support Services and Enterprise Acquisition Gateway for Leading Edge Solutions II. We funded the acquisition with cash on hand. The stock purchase agreement did not contain provisions for contingent consideration.

For the nine months ended September 30, 2014, we incurred approximately $0.4 million of acquisition costs related to the ATG transaction, which are included in the general and administrative expenses in our condensed consolidated statement of income.

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

In applying the two-class method, we determined that undistributed earnings should be allocated equally on a per share basis between Class A and Class B common stock. Under our Certificate of Incorporation, the holders of the common stock are entitled to participate ratably, on a share-for-share basis as if all shares of common stock were of a single class, in such dividends as may be declared by the Board of Directors. During each of the nine months ended September 30, 2015 and 2014, we declared and paid three quarterly dividends, each in the amount of $0.21 per share, on both classes of common stock.

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

The net income available to common stockholders and weighted average number of common shares outstanding used to compute basic and diluted earnings per share for each class of common stock are as follows (in thousands, except per share amounts):

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Distributed earnings	$7,887	$7,829	$23,632	$23,467
Undistributed earnings	5,141	7,658	13,604	9,362
Net income	$13,028	$15,487	$37,236	$32,829

Class A common stock:
Basic net income available to common stockholders	$8,448	$10,000	$24,130	$21,192
Basic weighted average common shares outstanding	24,341	24,061	24,291	24,024
Basic earnings per share	$0.35	$0.42	$0.99	$0.88

Diluted net income available to common stockholders	$8,456	$10,010	$24,167	$21,213
Effect of potential exercise of stock options	65	65	106	68
Diluted weighted average common shares outstanding	24,406	24,126	24,397	24,092
Diluted earnings per share	$0.35	$0.41	$0.99	$0.88

Class B common stock:
Basic net income available to common stockholders	$4,580	$5,487	$13,106	$11,637
Basic weighted average common shares outstanding	13,193	13,193	13,193	13,193
Basic earnings per share	$0.35	$0.42	$0.99	$0.88

Diluted net income available to common stockholders	$4,572	$5,477	$13,069	$11,616
Effect of potential exercise of stock options	—	—	—	—
Diluted weighted average common shares outstanding	13,193	13,193	13,193	13,193
Diluted earnings per share	$0.35	$0.41	$0.99	$0.88

For the three months ended September 30, 2015 and 2014, options to purchase 1.9 million and 2.5 million shares, respectively, were outstanding but not included in the computation of diluted earnings per share because the options’ effect would have been anti-dilutive. For the nine months ended September 30, 2015 and 2014, options to purchase 1.9 million and 2.7 million shares, respectively, were outstanding but not included in the computation of diluted earnings per share because the options' effect would have been anti-dilutive. For the nine months ended September 30, 2015 and 2014, shares issued from the exercise of stock options were 162,139 and 78,225, respectively.

5.	Receivables

We deliver a broad array of information technology and technical services solutions under contracts with the U.S. government, state and local governments and commercial customers. The components of contract receivables are as follows (in thousands):

	September 30, 2015	December 31, 2014
Billed receivables	$214,865	$319,065
Unbilled receivables:
Amounts billable	73,704	50,393
Revenues recorded in excess of funding	14,515	13,082
Retainage	9,246	4,446
Allowance for doubtful accounts	(8,912)	(9,830)
Receivables—net	$303,418	$377,156

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

Accounts receivable at September 30, 2015 are expected to be substantially collected within one year except for approximately $0.7 million, of which 89.7% is related to receivables from direct sales to the U.S. government. The remainder is related to receivables from contracts in which we acted as a subcontractor to other contractors. We do not believe that we have significant exposure to credit risk as accounts receivable and the related unbilled amounts are primarily due from the U.S. government.

6.	Property and Equipment

Major classes of property and equipment are summarized as follows (in thousands):

	September 30, 2015	December 31, 2014
Furniture and equipment	$44,551	$43,659
Leasehold improvements	36,624	35,601
Property and equipment—gross	81,175	79,260
Accumulated depreciation and amortization	(58,366)	(53,517)
Property and equipment—net	$22,809	$25,743

7.	Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill during the year ended December 31, 2014 and the period ended September 30, 2015 are as follows (in thousands):

Goodwill Balance
Goodwill at December 31, 2013	$752,867
Acquisitions	98,773
Goodwill at December 31, 2014	$851,640
Acquisitions	71,621
Divestiture	(3,971)
Goodwill at September 30, 2015	$919,290

Other intangible assets consisted of the following (in thousands):

	September 30, 2015			December 31, 2014
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Other intangible assets:
Contract and program intangible assets	$281,682	$135,658	$146,024	$266,272	$126,619	$139,653
Capitalized software cost for internal use	36,307	22,485	13,822	35,036	19,500	15,536
Other	58	48	10	115	54	61
Total other intangible assets—net	$318,047	$158,191	$159,856	$301,423	$146,173	$155,250

Amortization expense relating to intangible assets for the three months ended September 30, 2015 and 2014 was $5.5 million and $5.2 million, respectively. Amortization expense relating to intangible assets for the nine months ended September 30, 2015 and 2014 was $15.6 million and $15.2 million, respectively. We estimate that we will have the following amortization expense for the future periods indicated below (in thousands):

For the remaining three months ending December 31, 2015	$5,675
For the year ending:
December 31, 2016	$21,390
December 31, 2017	$19,923
December 31, 2018	$18,220
December 31, 2019	$15,747
December 31, 2020	$12,423

8.	Debt

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

The terms of the credit agreement permit prepayment and termination of the loan commitments at any time, subject to certain conditions. The credit agreement requires us to comply with specified financial covenants, including the maintenance of certain leverage ratios and a certain consolidated coverage ratio. The credit agreement also contains various covenants, including affirmative covenants with respect to certain reporting requirements and maintenance of certain business activities, and negative covenants that, among other things, may limit or impose restrictions on our ability to incur liens, incur additional indebtedness, make investments, make acquisitions and undertake certain other actions. As of September 30, 2015, we were in compliance with the financial covenants under the credit agreement.

There was $10.0 million and $0 outstanding on our revolving credit facility at September 30, 2015 and December 31, 2014, respectively. The maximum available borrowing under our revolving credit facility at September 30, 2015 was $489.8 million. As of September 30, 2015, we were contingently liable under letters of credit totaling $0.2 million, which reduced our availability to borrow under our revolving credit facility.

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

Our 2011 Management Incentive Plan (the Plan) was designed to attract, retain and motivate key employees. Awards granted under the Plan are settled in shares of Class A common stock. At the beginning of each year, the Plan provides that the number of shares available for issuance automatically increases by an amount equal to 1.5% of the total number of shares of Class A and Class B common stock outstanding on December 31st of the previous year. On January 2, 2015, there were 560,584 additional shares made available for issuance under the Plan. Through September 30, 2015, the Board of Directors has authorized the issuance of up to 12,817,107 shares under this plan. Through September 30, 2015, the remaining aggregate number of shares of our common stock available for future grants under the Plan was 5,046,249. The Plan expires in May 2021.

The Plan is administered by the compensation committee of our Board of Directors, along with its delegates. Subject to the express provisions of the Plan, the committee has the Board of Directors’ authority to administer and interpret the Plan, including the discretion to determine the exercise price, vesting schedule, contractual life and the number of shares to be issued.

For the three months ended September 30, 2015 and 2014, we recorded $1.5 million and $1.1 million of stock-based compensation expense, respectively. For the nine months ended September 30, 2015 and 2014, we recorded $4.2 million and $3.3 million of stock-based compensation expense, respectively. No compensation expense of employees with stock awards, including stock-based compensation expense, was capitalized during the periods. For the nine months ended September 30, 2015 and 2014, the total recognized tax deficiency from the exercise of stock options, cancellation of vested stock options, and the vesting of restricted stock was $2.6 million and $2.8 million, respectively.

Stock Options—Under the Plan, we have issued stock options. A stock option granted gives the holder the right, but not the obligation, to purchase a certain number of shares at a predetermined price for a specific period of time. During the nine months ended September 30, 2015 and 2014, we issued options that vest over three years in equal annual installments beginning on the first anniversary of the date of grant and expire five years from the date of grant. Under the terms of the Plan, the contractual life of the option grants may not exceed eight years. The related compensation expense is recognized over the service period and is based on the grant date fair value of the stock and the number of shares expected to vest.

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

The following weighted-average assumptions were used for option grants during the nine months ended September 30, 2015 and 2014:

Volatility—The expected volatility of the options granted was estimated based upon historical volatility of our share price through weekly observations of our trading history.

Expected Term—The expected term of options granted to employees during the nine months ended September 30, 2015 and 2014 was determined from historical exercises of the grantee population. For all grants valued during the nine months ended September 30, 2015 and 2014, the options had graded vesting over three years in equal annual installments beginning on the first anniversary of the date of grant and a contractual term of five years.

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

The following table summarizes weighted-average assumptions used in our calculations of fair value for the nine months ended September 30, 2015 and 2014:

	Nine months ended September 30,
	2015	2014
Volatility	26.95%	29.88%
Expected life of options	3 years	3 years
Risk-free interest rate	1.13%	0.85%
Dividend yield	3.00%	3.00%

Stock Option Activity—The weighted-average fair value of options granted during the nine months ended September 30, 2015 and 2014, as determined under the Black-Scholes-Merton valuation model, was $4.89 and $4.90, respectively. Option grants that vested during the nine months ended September 30, 2015 and 2014 had a combined fair value of $1.8 million and $2.6 million, respectively.

The following table summarizes stock option activity for the year ended December 31, 2014 and the nine months ended September 30, 2015:

	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value (in thousands)
Stock options at December 31, 2013	3,400,120	$35.51	$4,488
Granted	946,576	$29.12
Exercised	(158,371)	$24.78	$754
Cancelled and expired	(797,293)	$41.75
Stock options at December 31, 2014	3,391,032	$32.76	$4,722
Granted	140,340	$31.88
Exercised	(162,139)	$27.65	$856
Cancelled and expired	(738,038)	$40.28
Stock options at September 30, 2015	2,631,195	$30.91	$40

The following table summarizes non-vested stock options for the nine months ended September 30, 2015:

	Number of Shares	Weighted Average Fair Value
Non-vested stock options at December 31, 2014	1,673,528	$4.83
Granted	140,340	$4.89
Vested	(355,186)	$5.06
Cancelled	(177,507)	$4.80
Non-vested stock options at September 30, 2015	1,281,175	$4.78

The following table includes information concerning stock options exercisable and stock options expected to vest at September 30, 2015:

	Number of Shares	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Aggregate Intrinsic Value (in thousands)
Stock options exercisable	1,350,020	2 years	$33.01	$40
Stock options expected to vest	1,175,417	4 years	$28.66	$—
Stock options exercisable and expected to vest	2,525,437

Unrecognized compensation expense related to outstanding stock options expected to vest as of September 30, 2015 was $3.4 million, which is expected to be recognized over a weighted-average period of 1 year and will be adjusted for any future changes in estimated forfeitures.

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

Restricted Stock Activity—The following table summarizes the restricted stock activity during the year ended December 31, 2014 and the nine months ended September 30, 2015:

	Number of Shares	Weighted Average Fair Value
Non-vested restricted stock at December 31, 2013	21,000	$27.65
Granted	21,000	$30.61
Vested	(21,000)	$27.65
Non-vested restricted stock at December 31, 2014	21,000	$30.61
Granted	21,000	$28.98
Vested	(21,000)	$30.61
Non-vested restricted stock at September 30, 2015	21,000	$28.98

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

Restricted Stock Unit Activity—The following table summarizes the nonvested restricted stock unit activity during the nine months ended September 30, 2015:

	Number of Units	Weighted Average Fair Value
Non-vested restricted stock units at December 31, 2014	—	$—
Granted	105,900	$30.85
Forfeited	(9,300)	$30.92
Non-vested restricted stock units at September 30, 2015	96,600	$30.85

11.	Business Segment and Geographic Area Information

We have one reportable segment. We deliver a broad array of information technology and technical services solutions under contracts with the U.S. government. Our U.S. government customers typically exercise independent contracting authority, and even offices or divisions within an agency or department may directly, or through a prime contractor, use our services as a separate customer so long as that customer has independent decision-making and contracting authority within its organization. Revenues from the U.S. government under prime contracts and subcontracts were approximately 99.0% and 98.8% of our revenues for the nine months ended September 30, 2015 and 2014, respectively. We treat sales to U.S. government customers as sales within the United States regardless of where the services are performed. U.S. revenues are approximately 100.0% and 99.7% of our total revenues for the three months ended September 30, 2015 and 2014, respectively. U.S. revenues are approximately 99.9% and 99.7% of our total revenues for the nine months ended September 30, 2015 and 2014, respectively. International revenues were approximately 0% and 0.3% of our total revenues for the three months ended September 30, 2015 and 2014, respectively. International revenues were approximately 0.1% and 0.3% of our total revenues for the nine months ended September 30, 2015 and 2014, respectively. Furthermore, substantially all of our assets from continuing operations were held in the United States for the nine months ended September 30, 2015 and year ended December 31, 2014.

12.	Divestiture

On July 13, 2015, we divested ManTech Cyber Solutions International (MCSI), which was engaged in the business of providing commercial cyber products. We received consideration of preferred stock in CounterTack Inc. (CounterTack) that has a fair value of $6.7 million. The fair value is based on the quoted price for the identical item held by another party. We recorded a gain on the sale of $1.7 million, which is included in the other income (expense), net line item on the condensed consolidated statement of income for the three and nine months ended September 30, 2015. We divested assets of $5.5 million and liabilities of $1.7 million. We recorded transaction costs associated with the divestiture of $1.2 million. The divestiture did not qualify to be presented as discontinued operations as it did not represent a strategic shift that would have a major effect on our operations and financial results.

On July 13, 2015, we purchased additional preferred stock in CounterTack for $3.8 million. This additional cash investment, along with the consideration received for the sale of MCSI, was accounted for under the cost method of accounting for investments.

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

We derive revenues primarily from contracts with U.S. government agencies that are focused on national security and consequently our operational results are affected by U.S. government spending levels in the areas of defense, intelligence and homeland security. Over the past few years, financial performance in our industry has been adversely impacted by public and political pressure regarding government funding levels, uncertainty about the appropriations process, and delays in contract awards and spending. The delays in awards and competitive pressures in 2014 and 2015 have had continued impacts on our performance. In addition, as U.S. forces have withdrawn from Afghanistan, revenues from our contracts in support of Overseas Contingency Operations (OCO) have substantially declined. While we expect an overall reduction in OCO work in 2015 as compared to 2014, we do expect the levels of work to remain relatively stable through the balance of the year. Despite uncertainties, we believe we are well positioned to meet our customers' needs and grow our business as we move beyond 2015.

We recommend that you read this discussion and analysis in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014, previously filed with the SEC.

Three Months Ended September 30, 2015 Compared to the Three Months Ended September 30, 2014

The following table sets forth certain items from our condensed consolidated statements of income and the relative percentage that certain items of expenses and earnings bear to revenues, as well as the period-to-period change from September 30, 2014 to September 30, 2015.

	Three months ended September 30,				Period-to-Period Change
	2015	2014	2015	2014	2014 to 2015
	Dollars		Percentage		Dollars	Percentage
	(dollars in thousands)
REVENUES	$393,008	$447,200	100.0%	100.0%	$(54,192)	(12.1)%
Cost of services	334,991	382,787	85.2%	85.6%	(47,796)	(12.5)%
General and administrative expenses	36,897	37,681	9.4%	8.4%	(784)	(2.1)%
OPERATING INCOME	21,120	26,732	5.4%	6.0%	(5,612)	(21.0)%
Interest expense	(429)	(366)	0.1%	0.1%	63	17.2%
Interest income	44	59	—%	—%	(15)	(25.4)%
Other income (expense), net	1,618	67	0.4%	—%	1,551	2,314.9%
INCOME FROM OPERATIONS BEFORE INCOME TAXES AND EQUITY METHOD INVESTMENTS	22,353	26,492	5.7%	5.9%	(4,139)	(15.6)%
Provision for income taxes	(9,199)	(10,739)	2.4%	2.4%	(1,540)	(14.3)%
Equity in losses of unconsolidated subsidiaries	(126)	(266)	—%	—%	(140)	(52.6)%
NET INCOME	$13,028	$15,487	3.3%	3.5%	$(2,459)	(15.9)%

Revenues

The primary driver of our decrease in revenues during the three months ended September 30, 2015 as compared to the same period in 2014 relates to reduced demand for C4ISR services supporting the U.S. Army. The reduction in C4ISR revenues includes reductions related to Overseas Contingency Operations (OCO) as a result of the withdrawal of U.S. forces and reduction in military operations in Afghanistan as well as other supporting contracts. Additional reductions were due to lower material sales on a large intelligence contract and revenue from contracts that have ended. These reductions were partially offset by revenues from our recent acquisitions.

Cost of services

The decrease in cost of services was primarily due to reductions in revenues. As a percentage of revenues, direct labor costs increased to 49.5% for the three months ended September 30, 2015, compared to 42.7% for the same period in 2014, due to the higher services content on our core non-OCO business areas. As a percentage of revenues, other direct costs, which include subcontractors and third party equipment and materials used in the performance of our contracts, decreased to 35.7% for the three months ended September 30, 2015, compared to 42.9% for the same period in 2014, due to the reductions in our U.S. Army support contracts and related materials under those contracts as well as material sales on a large intelligence contract.

General and administrative expenses

The decrease in general and administrative expenses was due to cost reduction measures. As a percentage of revenues, general and administrative expenses increased for the three months ended September 30, 2015 when compared to the same period in 2014 due to the reduced revenues.

Other income (expense), net

The increase in other income (expense), net was due to the gain on the sale of ManTech Cyber Solutions International (MCSI). For additional information on the sale of MCSI, see Note 12. Divestiture in Part I, Item 1.

Provision for income taxes

Our effective tax rate is affected by recurring items, such as tax rates and the relative amount of income we earn in various taxing jurisdictions. It is also affected by discrete items that may occur in any given year, but are not consistent from year-to-year. Our effective income tax rates were 41.4% and 40.9% for the three months ended September 30, 2015 and 2014, respectively. The increase is primarily due to more income being apportioned to states with higher tax rates as well as the performance in our deferred compensation plan.

Nine Months Ended September 30, 2015 Compared to the Nine Months Ended September 30, 2014

The following table sets forth certain items from our consolidated statement of income and the relative percentage that certain items of expenses and earnings bear to revenues, as well as the period-to-period change from September 30, 2014 to September 30, 2015.

	Nine months ended September 30,				Period-to-Period Change
	2015	2014	2015	2014	2014 to 2015
	Dollars		Percentage		Dollars	Percentage
	(dollars in thousands)
REVENUES	$1,147,716	$1,362,614	100.0%	100.0%	$(214,898)	(15.8)%
Cost of services	975,383	1,175,585	85.0%	86.3%	(200,202)	(17.0)%
General and administrative expenses	110,255	116,185	9.6%	8.5%	(5,930)	(5.1)%
OPERATING INCOME	62,078	70,844	5.4%	5.2%	(8,766)	(12.4)%
Interest expense	(1,033)	(5,591)	0.1%	0.4%	(4,558)	(81.5)%
Interest income	135	267	—%	—%	(132)	(49.4)%
Loss on extinguishment of debt	—	(10,074)	—%	0.7%	(10,074)	(100.0)%
Other income (expense), net	1,549	34	0.2%	—%	1,515	4,455.9%
INCOME FROM OPERATIONS BEFORE INCOME TAXES AND EQUITY METHOD INVESTMENTS	62,729	55,480	5.5%	4.1%	7,249	13.1%
Provision for income taxes	(25,482)	(22,263)	2.3%	1.7%	3,219	14.5%
Equity in losses of unconsolidated subsidiaries	(11)	(388)	—%	—%	(377)	(97.2)%
NET INCOME	$37,236	$32,829	3.2%	2.4%	$4,407	13.4%

Revenues

The primary driver of our decrease in revenues relates to reduced demand for services supporting the U.S. Army, specifically, Overseas Contingency Operations (OCO) as a result of the withdrawal of U.S. forces and reduction in military operations in Afghanistan. The reduction in our OCO related work in the nine months ended September 30, 2015 as compared to the same period in 2014 was primarily due to reduced demand for field service support on C4ISR systems and reduced demand on a sustainment contract for Mine-Resistance Ambush-Protected (MRAP) vehicles. Additional reductions were due to lower material sales on a large intelligence contract and revenue from contracts that have ended. These reductions were partially offset by revenues from our recent acquisitions.

Cost of services

The decrease in cost of services was primarily due to reductions in revenues. As a percentage of revenues, direct labor costs increased to 49.0% for the nine months ended September 30, 2015, compared to 43.1% for the same period in 2014, due to the higher labor content on our core non-OCO contracts. As a percentage of revenues, other direct costs, which include subcontractors and third party equipment and materials used in the performance of our contracts, decreased to 36.0% for the nine months ended September 30, 2015, compared to 43.2% for the same period in 2014, due to the reduced revenue on our OCO programs and the related materials content on those contracts as well as lower material sales under a large intelligence contract. We expect cost of services as a percentage of revenues to remain relatively stable or increase slightly for the remainder of 2015.

General and administrative expenses

The decrease in general and administrative expenses was due to cost reduction measures. As a percentage of revenues, general and administrative expenses increased for the nine months ended September 30, 2015 when compared to the same period in 2014 due to reduced revenues. We expect general and administrative expenses as a percentage of revenues to remain relatively stable or slightly decrease for the remainder of 2015.

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

Other income (expense), net

The increase in other income (expense), net was due to the gain on the sale of ManTech Cyber Solutions International (MCSI). For additional information on the sale of MCSI, see Note 12. Divestiture in Part I, Item 1.

Provision for income taxes

Our effective tax rate is affected by recurring items, such as tax rates and the relative amount of income we earn in various taxing jurisdictions. It is also affected by discrete items that may occur in any given year, but are not consistent from year-to-year. Our effective income tax rates were 40.6% and 40.4% for the nine months ended September 30, 2015 and 2014, respectively. For the remainder of 2015, we expect our effective tax rate to remain relatively consistent.

Backlog

At September 30, 2015 and December 31, 2014, our backlog was $4.1 billion and $3.3 billion, respectively, of which $0.9 billion and $0.8 billion, respectively, was funded backlog. The increase in our backlog is due to new contract awards. Backlog represents estimates that we calculate on a consistent basis. For additional information on how we compute backlog, see our Annual Report on Form 10-K for the fiscal year ended December 31, 2014, previously filed with the SEC.

Liquidity and Capital Resources

Historically, our primary liquidity needs have been the financing of acquisitions, working capital, payment under our cash dividend program and capital expenditures. Our primary sources of liquidity are cash provided by operations and our revolving credit facility.

On September 30, 2015, our cash and cash equivalents balance was $51.2 million. There were $10.0 million in outstanding borrowings under our revolving credit facility at September 30, 2015. At September 30, 2015, we were contingently liable under letters of credit totaling $0.2 million, which reduces our ability to borrow under our revolving credit facility by that amount. The maximum available borrowing under our revolving credit facility at September 30, 2015 was $489.8 million.

Generally, cash provided by operating activities is adequate to fund our operations, including payments under our regular cash dividend program. Due to fluctuations in our cash flows and level of operations, it is necessary from time-to-time to borrow under our revolving credit facility to meet cash demands.

Cash Flows from Operating Activities

Our operating cash flows are primarily affected by our ability to invoice and collect from our clients in a timely manner, our ability to manage our vendor payments and the overall profitability of our contracts. We bill most of our customers monthly after services are rendered. Our accounts receivable days sales outstanding (DSO) were 69 and 74 as of September 30, 2015 and 2014, respectively. For the nine months ended September 30, 2015 and 2014, our net cash flows from operating activities were $146.8 million and $149.8 million, respectively.

Cash Flows from Investing Activities

Our cash flows from investing activities consist primarily of business acquisitions, purchases of property and equipment and investments in capitalized software for internal use. For the nine months ended September 30, 2015 and 2014, our net cash outflows from investing activities were $110.3 million and $133.7 million, respectively. During the nine months ended September 30, 2015, our net cash outflows from investing activities were primarily due to the acquisitions of Knowledge Consulting Group (KCG) and Welkin Associates, Ltd., our investment in CounterTack Inc. and capital expenditures. During the nine months ended September 30, 2014, our net cash outflows from investing activities were primarily due to the acquisitions of 7Delta Inc. and Allied Technology Group, Inc. and capital expenditures.

Cash Flows from Financing Activities

For the nine months ended September 30, 2015 our net cash outflows from financing activities were $9.0 million and for the nine months ended September 30, 2014 our net cash outflows from financing activities were $230.5 million. During the nine months ended September 30, 2015, net cash outflows from financing activities were primarily due to our quarterly dividend payments, partially offset by net borrowings under our revolving credit facility to finance the acquisition of KCG. We expect to repay borrowings under our credit facility within the year. During the nine months ended September 30, 2014, our net cash outflows from financing activities resulted primarily from repayments of our 7.25% senior unsecured notes and dividends paid.

Capital Resources

We believe the capital resources available to us from cash on hand of $51.2 million at September 30, 2015, the remaining balance under our $500.0 million revolving credit facility, and cash flow from our operations are adequate to fund our anticipated cash requirements for at least the next year, including payments under our regular cash dividend program. We anticipate financing acquisitions and our longer-term internal growth through one or more of the following sources: cash from operations, use of our revolving credit facility; and additional borrowings or issuance of debt or equity.

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

Dividend

During each of the nine months ended September 30, 2015 and 2014, we declared and paid three dividends, each in the amount of $0.21 per share, on both classes of our common stock. While we expect to continue the regular cash dividend program, any future dividends declared will be at the discretion of our Board of Directors and will depend, among other factors, upon our results of operations, financial condition and cash requirements, as well as such other factors that our Board of Directors deems relevant.

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

Accounting Standards Updates

In April 2015, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2015-03, Interest - Imputation of Interest (Subtopic 835-10): Simplifying the Presentation of Debt Issuance Costs. The update requires debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of the related debt liability instead of being presented as an asset. Debt disclosures will include the face amount of the debt liability and the effective interest rate. The update requires retrospective application and represents a change in accounting principle. The update is effective for fiscal years beginning after December 15, 2015. Early adoption is permitted for financial statements that have not been previously issued. In August 2015, the FASB issued ASU 2015-15, Interest - Imputation of Interest (Subtopic 835-30). The update was issued due to the absence of authoritative guidance within update 2015-03 for debt issuance costs related to line-of-credit arrangements. The update states that the SEC staff would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any borrowings on the line-of-credit arrangement. The update requires retrospective application and represents a change in accounting principle. The update is effective for fiscal years beginning after December 15, 2015. Early adoption is permitted for financial statements that have not been previously issued. We plan to adopt both of these updates on January 1, 2016. The adoption of these updates are not expected to have a material impact on our results of operations, financial position or cash flows.

On May 28, 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers. ASU 2014-09 supersedes existing revenue recognition guidance, including ASC No. 605-35, Revenue Recognition - Construction-Type and Production-

Type Contracts.  ASU 2014-09 outlines a single set of comprehensive principles for recognizing revenue under U.S. GAAP. Among other things, it requires companies to identify contractual performance obligations and determine whether revenue should be recognized at a point in time or over time. These concepts, as well as other aspects of ASU 2014-09, may change the method and/or timing of revenue recognition for certain of our contracts. ASU 2014-09 may be applied either retrospectively or through the use of a modified-retrospective method. In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date. The amendments in ASU 2015-14 defer the effective date of ASU 2014-09 for all entities by one year. Public business entities, certain not-for-profit entities, and certain employee benefit plans should apply the guidance in ASU 2014-09 to annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. Earlier application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. We are currently evaluating methods of adoption as well as the effect on our consolidated financial statements.

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

Other accounting standards updates effective after September 30, 2015, are not expected to have a material effect on our condensed consolidated financial statements.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Our exposure to market risks relates to changes in interest rates for borrowing under our revolving credit facility. At September 30, 2015, the outstanding balance on our revolving credit facility was $10.0 million. Borrowings under our revolving credit facility bear interest at variable rates. A hypothetical 10% increase in interest rates would have a $27 thousand effect on our interest expense for the nine months ended September 30, 2015.

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

As of September 30, 2015, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), management evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 of the Exchange Act. Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level described above.

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

101
The following materials from the ManTech International Corporation Quarterly Report on Form 10-Q for the quarter ended September 30, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at September 30, 2015 and December 31, 2014; (ii) Condensed Consolidated Statements of Income for the Three and Nine Months Ended September 30, 2015 and 2014; (iii) Condensed Consolidated Statements of Comprehensive Income for the Three and Nine Months Ended September 30, 2015 and 2014; (iv) Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2015 and 2014; and (v) Notes to Condensed Consolidated Financial Statements.

‡    Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MANTECH INTERNATIONAL CORPORATION

		By:	/s/ GEORGE J. PEDERSEN
Date:	October 30, 2015	Name:	George J. Pedersen
		Title:	Chairman of the Board of Directors and Chief Executive Officer

		By:	/s/ KEVIN M. PHILLIPS
Date:	October 30, 2015	Name:	Kevin M. Phillips
		Title:	Chief Financial Officer