Form 10-K
period 2015-12-31
MANTECH INTERNATIONAL CORP
filed 2016-02-19
CIK 892537

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No  ☒
The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2015 was $703,653,216 (based on the closing price of $29.00 per share on June 30, 2015, as reported by the Nasdaq Global Select Market).
There were the following numbers of shares outstanding of each of the registrant's classes of common stock as of February 17, 2016: ManTech International Corp. Class A Common Stock, $0.01 par value per share, 24,494,472 shares; ManTech International Corp. Class B Common Stock, $0.01 par value per share, 13,191,845 shares.
DOCUMENTS INCORPORATED BY REFERENCE
Certain portions of the definitive Proxy Statement to be filed with the Securities Exchange Commission pursuant to Regulation 14A in connection with the registrant's 2016 Annual Meeting of Stockholders, to be filed subsequent to the date hereof, are incorporated by reference into Part III (Items 10, 11, 12, 13 and 14) of this Annual Report on Form 10-K. Such definitive Proxy Statement will be filed with the Commission not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

PART I

In this document, unless the context indicates otherwise, the terms “Company” and “ManTech” as well as the words “we,” “our,” “ours” and “us” refer to both ManTech International Corporation and its consolidated subsidiaries. The term “registrant” refers only to ManTech International Corporation, a Delaware corporation.

Industry and Market Data

Industry and market data used throughout this Annual Report on Form 10-K were obtained through surveys and studies conducted by third parties, industry and general publications. We have not independently verified any of the market data obtained from these third-party sources, nor have we validated any assumptions underlying such data.

Cautionary Statement Concerning Forward-Looking Statements

All statements and assumptions contained in this Annual Report on Form 10-K that do not relate to historical facts constitute "forward-looking statements." These statements can be identified by the fact that they do not relate strictly to historical or current facts. Forward-looking statements often include the use of words such as "may," "will," "expect," "intend," "anticipate," "believe," "estimate," "plan" and words and terms of similar substance in connection with discussions of future events, situations or financial performance. While these statements represent our current expectations, no assurance can be given that the results or events described in such statements will be achieved.

Forward-looking statements may include, among other things, statements with respect to our financial condition, results of operations, prospects, business strategies, competitive position, growth opportunities, and plans and objectives of management. Such statements are subject to numerous assumptions, risks, uncertainties and other factors, many of which are outside of our control, and include, without limitations, the risks and uncertainties discussed in Item 1A "Risk Factors" in Part I of this Annual Report.

Factors or risks that could cause our actual results to differ materially from the results we anticipate include, but are not limited to, the following:

•Failure to compete effectively for new contract awards or to retain existing U.S. government contracts;

•
Adverse changes or delays in U.S. government spending for programs we support, due to the failure to complete the budget and appropriations process in a timely manner, changing mission priorities, the implementation of cost reduction and efficiency initiatives by our customers, or federal budget constraints generally;

•	Failure to obtain option awards, task orders or funding under contracts;

•	Delays in the competitive bidding process caused by competitors' protest of contract awards received by us;

•	Renegotiation, modification or termination of our contracts, or failure to perform in conformity with contract terms or our expectations;

•	Failure to realize the full amount of our backlog, or adverse changes in the timing of receipt of revenues under contracts included in backlog;

•	Failure to successfully integrate acquired companies or businesses into our operations or to realize any accretive or synergistic effects from such acquisitions;

•	Adverse changes in business conditions that may cause our investments in recorded goodwill to become impaired;

•	Non-compliance with, or adverse changes in, complex U.S. government laws, procurement regulations or processes;

•	Increased exposure to risks associated with conducting business internationally;

•
Disruption of our business or damage to our reputation resulting from security breaches in customer systems, internal systems or service failures (including as a result of cyber or other security threats), or employee or subcontractor misconduct; and

•	Adverse results of U.S. government audits or other investigations of our government contracts.

We urge you not to place undue reliance on these forward-looking statements, which speak only as of the date of this Annual Report. We undertake no obligation to update any forward-looking statement made herein following the date of this Annual Report, whether as a result of new information, subsequent events or circumstances, changes in expectations or otherwise.

Item 1.	Business

Corporate Overview and Background

ManTech provides innovative technologies and solutions for mission-critical national security programs for the intelligence community; the departments of Defense, State, Homeland Security, Health and Human Services, Veterans Affairs and Justice, including the Federal Bureau of Investigation (FBI); the space community; and other U.S. government customers. We are able to leverage our technical capabilities, our familiarity with and knowledge of our customers, and our experience providing a wide array of solutions and services to help our customers meet some of their greatest challenges and succeed in their most important endeavors. We support important national missions, such as military readiness and wellness, terrorist threat detection, information security and border protection, providing services to approximately 50 federal government agencies under approximately 1,000 current contracts.

ManTech was founded in 1968 as a New Jersey corporation, starting with a single U.S. Navy contract. We reincorporated as a Delaware corporation shortly before our initial public offering in February 2002. We have grown substantially since then. Our annual revenues have increased from approximately $431 million at the end of 2001 to $1.55 billion in 2015. Additional financial information is provided in this Annual Report under Item 8 “Financial Statements and Supplemental Data.” At December 31, 2015, we had approximately 7,200 employees.

Our Solutions and Services

We combine deep domain understanding and technical capability to deliver comprehensive information technology (IT), systems engineering and other services and solutions, primarily in support of mission-critical national security programs for the intelligence community, the Department of Defense (DoD) and the healthcare and space communities. We deploy our broad set of services in custom combinations to best address the requirements of our customers' long-term programs. The following solution sets are aligned with the long-term needs of our customers:

•Cybersecurity;
•Software and Systems Development;
•Enterprise Information Technology;
•Multi-Disciplined Intelligence;
•Program Protection and Mission Assurance;
•Systems Engineering;
•Test and Evaluation (T&E);
•Command, Control, Communications, Computers, Intelligence, Surveillance and Reconnaissance (C4ISR);
•Training;
•Supply Chain Management and Logistics; and
•Management Consulting.

Cybersecurity

Today's security challenges extend beyond traditional IT; they threaten national security systems, attack classified networks and law enforcement systems, and target systems responsible for providing critical civilian services. To address these challenges, we provide full-spectrum computer network operations, manage and support security operations centers, offer continuous monitoring/information assurance services, computer forensics and exploitation, and perform penetration testing and network simulation services.

Our professionals tackle the most challenging problems facing the nation, identifying and neutralizing external cyber attacks, engineering tailored defensive security solutions and controls, developing robust insider threat detection programs and creating enterprise vulnerability management programs.  We have provided computer network operations support to important national security customers for more than a decade, working across the three domains of computer network attack, defense and exploitation. We provide comprehensive cyber warfare and cyber defense security solutions and services to the DoD, agencies in the intelligence community, Department of State, Department of Justice and other federal agencies. Our forensics and incident response capabilities can provide our customers with additional insight and evidence for post-attack assessments, assisting our customers with efforts to strengthen their security posture. We offer customers insight into their infrastructure and the opportunity to deny, disrupt and degrade attempts to compromise our customers' business operations and reputation.

Software and Systems Development

We develop, modify and maintain software solutions and complex systems that link different computing systems and software applications to act as a coordinated whole. This solution set includes a broad array of full lifecycle services, including requirements analysis; planning, design, implementation, integration and enhancement; testing, deployment, maintenance and quality assurance; and documentation and configuration management. Our software and systems development activities support a variety of software development lifecycle methodologies, including waterfall, rapid prototyping, V-model, spiral and Agile methodologies.

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

Enterprise IT

IT plays an increasingly central role in the missions of our defense, intelligence and federal civilian customers, and as a result, is an important part of many of our solutions. We develop, implement and sustain solutions that leverage technology across an enterprise delivering services that improve mission performance and reduce costs for our government customers. Solutions typically involve hardware and software to support the core technology infrastructure, such as data centers, cloud services, e-mail or desktop computing. Specific applications include IT service management, help desk, data center consolidation, enterprise architecture, mobile computing and device management, network operations and infrastructure, virtualization/cloud computing, network and database administration, enterprise systems development and management, and infrastructure as a service. The backbone of our global capabilities is a comprehensive ISO 9001:2000-certified management and control system, combined with our ISO 20000-certified IT service management processes, which enable us to provide best value for our customers at a reduced cost of ownership across system lifecycles.

We evaluate our customers' enterprise infrastructure with the goal of increasing efficiency, reducing system footprint and lowering total cost of ownership. We help our customers leverage their existing investments, enhancing and optimizing legacy systems, and consolidating technologies to create efficiencies, and simplify or automate processes. Our experts leverage innovations in cloud, virtualization, and other technologies to extend the life our customers' critical applications and systems.

Multi-Disciplined Intelligence

We provide specialized IT solutions and mission support services to national, defense and related intelligence agencies and other classified customers. Specific solutions include support to strategic and tactical intelligence systems, networks and facilities; development and integration of collection and analysis systems and techniques; and support to the development and application of analytical techniques to counterintelligence, human intelligence operations/training and counterterrorist operations.

We provide signals intelligence collection, analysis and dissemination, intelligence analysis and linguistics, and computer network operations, including monitoring and protection, cyber operations support, and collaboration tools and analysis to support the intelligence lifecycle. We develop, integrate and maintain advanced signal processing systems to support classified programs and facilities that collect and process intelligence. We provide counterterrorism operations and support and counterintelligence analytical expertise.

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

As part of our program protection support, we provide network architecture planning and implementation services and systems engineering services within secure environments requiring the application of multi-level security policies across the enterprise. Secure enterprise-wide network infrastructures and components include local area network/wide area network architectures, messaging architectures, network management solutions, directory services architecture and web hosting. For example, we developed a state-of-the-art analytic environment that provides access to regional, national and international information with appropriate security level access controls, providing direct operational support to time-sensitive counterterrorism activities in support of an intelligence community customer.

In addition, we provide comprehensive mission assurance in the development, acquisition, manufacturing, testing, integration and site support of mission-critical systems. We provide full spectrum security; reliability, maintainability and availability engineering; systems-safety engineering; hardware and software quality engineering; software assurance practices; and lifecycle support. We develop and review mission assurance and safety requirements and carry out design reviews and analysis, safety analysis, requirements verification, test readiness reviews, integration and test support, and operations support to ensure that those requirements are designed into systems.

Systems Engineering

We apply systems engineering across a wide array of large-scale system development and acquisition programs used by government and industry. We provide world-class talent, proven management and technical processes to manage some of the most complex projects throughout their lifecycle, from concept through deployment. The systems engineering services we provide include requirement analysis, development and management; systems development and integration; enterprise architecture and concept of operations; and systems engineering and technical assistance.

Our proprietary systems engineering toolset, the ManTech Enterprise Framework, provides a regimented and interdisciplinary approach for transitioning from a stated need to an operationally effective and suitable system, service or capability. The framework is an overarching and proven process that integrates the full spectrum of project management, systems engineering and acquisition practices needed to effectively manage a project or system over its lifecycle. Through it, we address a full 360-degree perspective of a program, including disciplines of system, software, hardware, communications, reliability, safety and test engineering, as well as modeling, simulation and analysis. Our long-term commitment to the systems engineering discipline is exemplified by achieving a Capability Maturity Model® Integration (CMMI) Level 3 rating for Software and Systems Engineering.

Test and Evaluation

We provide T&E services to a wide range of defense, intelligence, homeland security and space customers. We provide comprehensive T&E services for tactical and strategic C4ISR systems and national security systems and IT systems. Our knowledge of DoD testing and evaluation policies and procedures ensures that technical solutions are complete and align with test requirements. Our T&E services are closely linked with our systems engineering capabilities, and include specific competencies in test engineering, preparation and planning; modeling and simulation; test range operations and management; systems and cyber vulnerability; and independent validation and verification.

Our developmental T&E professionals verify systems for all types of federal acquisition programs, from planning through reporting phases. Our test engineers develop requirements and assess the technical maturity of systems before those systems are designated as programs of record. We monitor and review vendor testing to verify system performance against the technical specifications, and we plan and conduct developmental testing to ensure that systems are ready for operational testing.

Our operational T&E professionals plan and execute a wide array of operational programs to ensure that systems meet requirements for effectiveness, suitability, interoperability and survivability in operational environments. Our test engineers plan and conduct integrated testing to streamline cost, schedule and risk during operational testing.

We also test complex and mission-critical hardware and software systems used by our customers. We have played key roles in improving the performance, reliability, maintainability, supportability and weapons effectiveness of all Navy in-service rotary and fixed wing platforms and their associated systems and ordnance. Likewise, we maintain a facility to support Marine Corps intelligence systems research and development, providing T&E services that ensure these systems meet specified requirements for Marines in the field.

Command, Control, Communications, Computers, Intelligence, Surveillance and Reconnaissance

We are a proven leader in the design, development, analysis, implementation and support of all aspects of C4ISR systems and technology. Our experience includes ground, airborne and space domains, to include command-and-control infrastructure, ISR platforms and sensors, and the communication, dissemination and analysis of data. We have developed, tested, fielded and supported systems for the U.S. government across the globe, and have provided C4ISR operations and maintenance support for every major military deployment since Operation Desert Storm.

Our C4ISR solutions and capabilities also include live, constructive and virtual training and simulation; supporting telecommunications systems and elevated sensors; developing, testing and incorporating new technology; and installing, sustaining and providing training for new solutions.

Training

We deliver advanced training solutions using a range of environments, including, live, virtual, constructive, immersive and gaming scenarios. We leverage dedicated subject matter experts, a virtual cyber training range, and our longstanding, acclaimed learning center, ManTech University, in developing customized training solutions for our customers. We have also developed an online interactive multimedia instruction authoring environment that allows us to create optimal environments for "sharable content object reference" models to enhance e-learning.

Specific offerings include mobile training teams; instructional systems design; web-based and instructor-led training; live, virtual, constructive training; and interactive courseware and simulations. We have met and will continue to meet the global mission support demands of our customers by providing training and education tools in the most effective manner for our customers, whether in the classroom, in virtualized environments, or at customer locations in the U.S. and across the world.

Supply Chain Management and Logistics

We provide supply chain management and logistics services, involving the use of sophisticated systems that secure the entire supply chain, from supplies to data. Our tools and systems can predict requirements and provide secure, real-time tracking analysis and reporting data to meet our customers' needs. We have overseen some of the most important mission-critical logistics and supply chain management efforts for the U.S. government and have provided a full range of logistics and maintenance support across the globe. Our supply chain methods are recognized through the defense, intelligence and federal civilian communities for the secure movement of data, equipment and sensitive materials.

Our comprehensive set of integrated logistics and supply chain management services include supply chain management support (such as warehousing, logistics management, shipping/receiving and global property management), maintenance and reset of ground vehicles and electronics, business process outsourcing, transportation using contracted and government provided services and other field services support (including fielding, training and operations support).

Management Consulting

We help organizations improve their performance by providing objective advice, specialized expertise and access to industry best practices in the form of progress evaluation and analysis, organizational change management, policy and governance development, risk management, strategy development, operational and efficiency improvements, environmental engineering, and technology implementation and advisory support. Specific applications include environmental, range and sustainability services; healthcare analytics; and "big data" solutions to drive better decision-making and controls.

Our management consulting solutions include a focus on transforming health care by analyzing, designing, implementing, and evaluating information and communication systems that enhance individual and population health outcomes, improve patient care and strengthen the clinician-patient relationship. ManTech collaborates with clinicians in the development of health informatics tools that promote safe, efficient, effective, timely, patient-centered and equitable patient care. We also collect, manage and analyze large amounts of demographic and clinical data to help our customers prevent and treat disease, improving the health and quality of life in communities across the U.S. and worldwide.

We are also a leader in the fields of environmental, range and sustainability planning, regulatory compliance, biological resources and policy development. Our multidisciplinary staff of planners, scientists, analysts and managers have the education, experience and expertise needed to develop and execute comprehensive sustainability strategies and environmental compliance programs for government and industry. We work with our customer to manage and comply with important environmental laws and provide ocean and coastal environmental planning, coastal zone management planning, biological surveys and monitoring, bioacoustics and noise analysis, habitat restoration, invasive species management and solid-waste compliance support.

Our Customers

We derive the vast majority of our revenues from U.S. government customers. We have successful, long-standing relationships with these customers, having supported many of them for almost half a century. For each of the last three years we have derived approximately 99% of our annual revenues from our U.S. government customers, with at least 90% of our revenues each such year from national security and defense customers.

Foreign Operations

We treat sales to U.S. government customers as sales within the United States regardless of where the services are performed. U.S. revenues were approximately 99.9%, 99.7% and 99.8% of our total revenues for the years ended December 31, 2015, 2014 and 2013, respectively. International revenues were approximately 0.1%, 0.3% and 0.2% of our total revenues for the years ended December 31, 2015, 2014 and 2013, respectively. We have recently made efforts to expand our international operations, primarily in support of allied nation governments, and we anticipate that our percentage of international revenues will increase from historical levels.

Backlog

At December 31, 2015, our backlog was $4.1 billion, of which $1.0 billion was funded backlog. At December 31, 2014, our backlog was $3.3 billion, of which $0.8 billion was funded backlog. We expect that approximately 32% of our total backlog will be recognized as revenues prior to December 31, 2016.

We define backlog as our estimate of the remaining future revenues from existing signed contracts, assuming the exercise of all options relating to such contracts and including executed task orders issued under Indefinite Quantity/Indefinite Delivery (ID/IQ) contracts. We also include an estimate of revenues for solutions that we believe we will be asked to provide in the future under the terms of ID/IQ contracts for which there are established patterns of revenues.

We define funded backlog to be the portion of backlog for which funding currently is appropriated and allocated to the contract by the purchasing agency or otherwise authorized for payment by the customer upon completion of a specified portion of work. Our funded backlog does not include the full value of our contracts because Congress often appropriates funds for a particular program or contract on a yearly or quarterly basis, even though the contract may call for performance over a much longer period of time.

A variety of circumstances or events may cause changes in the amount of our backlog and funded backlog, including the execution of new contracts, the extension of existing contracts, the non-renewal or completion of current contracts, the early termination of contracts, and adjustments to estimates for previously included contracts. Changes in the amount of our funded backlog also are affected by the funding cycles of the government.

Patents, Trademarks, Trade Secrets and Licenses

We own a limited number of patents. We also maintain a number of trademarks and service marks to identify and distinguish the goods and services we offer. While we protect our patents, marks, trade secrets and vital confidential information, our business does not depend on the existence or protection of such intellectual property.

Seasonality

Our business is not seasonal. However, it is not uncommon for U.S. government agencies to award extra tasks or complete other contract actions in the weeks before the end of the U.S. government's fiscal year (a government fiscal year (GFY) begins on October 1 and ends on September 30) in order to avoid the loss of unexpended fiscal year funds. Additionally, our quarterly results are impacted by the number of working days in a given quarter. There are generally fewer working days for our employees to generate revenues in the first and fourth quarters of our fiscal year.

Business Environment and Competitive Landscape

Our primary customer is the U.S. government, the largest consumer of services and solutions in the United States. In U.S. GFY 2015, the U.S. government obligated approximately $272 billion on contracted services. Our principal focus is on the national security and defense of the United States homeland. The DoD is the largest purchaser of services and solutions in the U.S. government. With a GFY 2016 budget of $522 billion, the DoD accounts for approximately 50% of the total discretionary budget.

We compete in a market that is shaped by federal budget priorities and constraints, in addition to customer requirements. Following a decade of uninterrupted growth, federal spending came under pressure beginning in GFY 2012. Over the last several years, the failure to provide timely appropriations and constraints on discretionary spending created significant uncertainty about funding levels, which in turn caused federal agencies to delay contract award decisions, change spending patterns and reprioritize IT expenditures. This difficult operational and funding environment continued into GFY 2015 and adversely affected our financial results.

In addition to the budget constraints of the last several years (which drove extremely competitive bidding, particularly on sustainment-related opportunities), the government's increased use of a lowest price/technically acceptable (LPTA) standard in connection with the procurement of certain services also contributed to pricing pressures. The use of an LPTA standard generally has resulted in lower margins on work procured in this manner compared to comparable services procured in prior years. At the same time, many government agencies increasingly prioritized setting aside certain work for small businesses and disadvantaged businesses, which reduced our ability to bid on those opportunities as a prime contractor. While we were able to pursue some of that work by teaming with small businesses and disadvantaged businesses, such arrangements typically have resulted in less revenue and profit for us than if we were permitted to pursue the work on a full and open basis.

The difficult environment caused by the aforementioned developments began to moderate in 2015, as improved budget clarity resulted in our customers making more award decisions and procuring services to meet mission needs on a more regular and predictable basis. In December of 2015, Congress passed the Bipartisan Budget Act (BBA), a measure that alleviates much of the impact of sequestration and other adverse provisions contained in the Budget Control Act of 2011, provides visibility into funding and spending levels over the near-term and through the 2016 presidential election, and increases the base defense budget $24.4 billion above the enacted GFY 2015 level. Additionally, we believe that our customers' use of LPTA procurements has leveled off.

Significant global threats of the last year, including the Islamic State in the Middle East, continued instability in Syria and Iraq, increased concern regarding terrorism in the U.S. homeland and abroad, and cyber aggressions by both state and non-state actors, continue to demonstrate the importance of preserving defense funding. In Secretary of Defense Ash Carter's speech to the Economic Club of Washington on February 2, 2016, Secretary Carter indicated that GFY 2017 budget would reflect not only these threats, but will also address the aggression and expanding presence and influence of "near-peer" nations such as Russia and China, which will require investments in new technologies to effectively counter those threats. We believe that the U.S. government's spending will remain robust in key areas for which ManTech is well positioned, including national and homeland security programs, cyber security, sophisticated intelligence gathering and information sharing activities.

Our key competitors currently include divisions of large defense contractors, as well as a number of mid-size U.S. government contractors with specialized capabilities. Because of the diverse requirements of U.S. government customers and the highly competitive nature of large procurements, we frequently collaborate with these and other companies to compete for large contracts and we bid against these companies in other situations.

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

Set forth below are the risks that we believe are material to our investors. You should carefully consider the following risks, together with the other information contained in or incorporated by reference into this Annual Report on Form 10-K, including our consolidated financial statements and notes thereto. Any of the following risks could materially and adversely affect our business, financial condition, results of operations and prospects, as well as the actual outcome of matters as to which forward-looking statements are made in this Annual Report.

The risks described below are not the only risks we face. Additional risks and uncertainties not currently known to us, or those we currently deem to be immaterial, may also materially and adversely affect our business, financial condition or results of operations. This section contains forward-looking statements. You should refer to the explanation of the qualification and limitations of forward-looking statements set forth at the beginning of this Annual Report.

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

Among the key factors in maintaining our relationships with U.S. government agencies are our performance on our contracts and task orders, the strength of our professional reputation and the relationships of our senior management and key program personnel with our customers.

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

•
Expending resources and making financial commitments (such as procuring leased premises) and bidding on programs in advance of the completion of their design, which may result in unforeseen difficulties in execution, cost overruns, or, in the case of unsuccessful competitions, the loss of committed costs.

•
Incurring expense and delays due to protests by our competitors or other challenges of contract awards made to us, including the risk that any such protest or challenge could result in the resubmission of bids on modified specifications, or in the termination, reduction or modification of the awarded contract, which may result in reduced profitability;

•
Continuing U.S. government prioritization of socio-economic policies and goals that result in set-aside funds to small businesses and disadvantaged businesses in the procurement of contracted services; and

•	Failing to accurately estimate the resources and cost structure that will be required to service any contract we are awarded.

Additionally, over the last several years, many of our customers have emphasized low cost as a key criteria in their procurement evaluation process. This focus has increased competitive pricing pressures and has resulted in a reduction to the profits we expect to earn on certain of our U.S. government contracts. Specifically, the continued or increased use by the U.S. government of an LPTA standard for contract awards may require us to continue to bid work in a manner that is less profitable than in the past.

If we are unable to win particular contracts that are awarded through the competitive bidding process, in addition to the risk that our operating results may be adversely affected, we may be unable to operate in the market for services that are provided under those contracts for a number of years.

A decline in the U.S. government budget, changes in spending or budgetary priorities, the failure by Congress to approve budgets on a timely basis for federal agencies we support, or delays in contract awards and procurement activity may adversely affect our future results and limit our growth prospects.

Our business depends upon continued U.S. government expenditures on intelligence, defense, homeland security, federal health IT and other programs that we support. These expenditures have not remained constant over time. Over the last couple years, in the face of growing national debt and long-term fiscal challenges facing the nation, spending levels for U.S. government programs generally, and in particular the U.S. defense budget, have come under pressure. During this period, Congress failed to approve budgets on a timely basis, eventually resulting in a government shutdown. Notwithstanding the recent stabilization of base budgets and improved budget clarity, discretionary spending may remain constrained, affect future levels of expenditures (or timing of expenditures), place pressure on operating margins, or result in a shift of expenditures to programs that we do not currently support, thereby adversely impacting our future results of operations. A reduction in the amount of services that we contract to provide, or the incorporation of less favorable terms in existing or future contracts, could adversely impact our business and future results of operations.

We face aggressive competition that can impact our ability to obtain contracts, and therefore affect our future revenues and growth prospects.

We operate in highly competitive markets and generally encounter intense competition to win contracts, which are usually subject to competitive bidding processes. We may not be able to continue to win competitively awarded contracts at historic levels. We compete with larger companies that have greater financial resources and larger technical staffs than we have. We also compete with smaller, more specialized companies that are able to concentrate their resources on a few particular procurements. To remain competitive, we must provide superior service and performance on a cost-effective basis to our customers. Our competitors may be able to provide our customers with different or greater capabilities or better contract terms than we can provide, including price, technical qualifications, past contract experience, geographic presence, and the availability of qualified professional personnel. In particular, increased efforts by our competitors to meet U.S. government requirements for efficiency and cost reduction may necessitate that we become more competitive with respect to price, and thereby potentially reduce our profit margins, in order to win or maintain contracts. In addition, our competitors may consolidate or establish teaming or other relationships among themselves or with third parties to increase their ability to address customer needs and be more competitive than we are. This increased competition may adversely impact our future revenues, profits and growth prospects.

If we fail to recruit and retain employees with specialized skill sets or security clearances, we might not be able to perform under our contracts or win new business, we might be required to subcontract more work than is optimal, and our growth may be limited.

To be competitive, we must have employees who have advanced IT and technical services skills and who work well with our customers in a government or defense-related environment. Often, these employees must have some of the highest security clearances in the United States. These employees are in great demand and are likely to remain a limited resource for the foreseeable future. If we are unable to recruit and retain a sufficient number of these employees, our ability to maintain and grow our business could be adversely impacted. If we are required to use more contracted personnel, our profit margins could also be adversely affected. In addition, some of our contracts contain provisions requiring us to staff a program with certain personnel that the customer considers key to our successful performance under the contract. In the event we are unable to provide these key personnel or acceptable substitutions, the customer may terminate the contract and we may not be able to recover certain incurred costs.

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

For our last three fiscal years, we derived revenues from such contracts as follows:

	Year Ended December 31,
	2015	2014	2013
Cost-reimbursable	67.8%	68.9%	72.3%
Fixed-price	20.7%	21.1%	16.8%
Time-and-materials	11.5%	10.0%	10.9%
Total	100.0%	100.0%	100.0%

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

U.S. government contracts contain provisions and are subject to laws and regulations that give the government rights and remedies not typically found in commercial contracts. These provisions may allow the government to:

•	Terminate existing contracts for convenience, as well as for default;

•	Reduce orders under, or otherwise modify, contracts or subcontracts;

•	Cancel multi-year contracts and related orders if funds for contract performance for any subsequent year become unavailable;

•	Decline to exercise an option to renew multi-year contracts or issue task orders in connection with multiple award contracts;

•	Suspend or debar us from doing business with the U.S. government or with a government agency;

•
Prohibit future procurement awards with a particular agency as a result of a finding of an organizational conflict of interest based upon prior related work performed for the agency that is deemed to give a contractor an unfair advantage over competing contractors;

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

If the government terminates a contract for convenience, we may recover only our incurred or committed costs, settlement expenses and profit on work completed prior to the termination. If the government terminates a contract for default, we may not even recover those amounts, and instead may be liable for excess costs incurred by the government in procuring undelivered items and services from another source. If one of our government customers were to unexpectedly terminate, cancel or decline to exercise an option to renew one or more of our significant contracts or programs, our revenues and operating results would be materially harmed.

We may not realize as revenue the full value of our backlog, which could adversely affect our expected future revenues and growth prospects.

As of December 31, 2015, our backlog was $4.1 billion, of which $1.0 billion was funded. Backlog is our estimate of the remaining future revenues from existing signed contracts, assuming the exercise of all options relating to such contracts and including executed task orders issued under ID/IQ contracts. Backlog also includes estimates of revenues for solutions that we believe we will be asked to provide in the future under the terms of ID/IQ contracts for which we have an established pattern of revenues. Our estimates are based on our experience using such vehicles and similar contracts. However, our estimates of future revenues are inexact and the receipt and timing of any of these revenues are subject to various contingencies, many of which are beyond our control. The actual accrual and recognition of revenues on programs that are included in backlog may never occur or may change for a number of reasons, including if a program is changed, delayed or cancelled; if the funding or scope of a contract is reduced, modified, delayed or terminated early (including as a result of a lack of appropriated funds or as a result of cost cutting initiatives); if an option that we have assumed would be exercised is not exercised; or if our estimates regarding the amount of services that we will provide under contracts prove to be inaccurate. Our unfunded backlog, in particular, contains management's estimate of amounts expected to be realized on unfunded contract work, and this work may never be realized as revenues. If we fail to realize as revenues amounts included in our backlog, our future revenues and growth prospects may be adversely affected.

Acquisitions could result in operating difficulties, dilution or other adverse consequences to our business.

One of our key operating strategies is to selectively pursue acquisitions. Our acquisitions strategy poses many risks, including:

•	As a result of an acquisition, we may need to record write-downs from future impairments of intangible assets, which could reduce our future reported earnings;

•	We may have difficulty retaining an acquired company's key employees, customers or contracts (particularly, with respect to certain agencies, where awards were not made on a full and open basis);

•	We may have difficulty integrating acquired businesses, resulting in unforeseen difficulties, such as incompatible accounting, information management or other control systems; and

•	Acquisitions may disrupt our business or distract our management from other responsibilities.

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

As of December 31, 2015, our goodwill was $920 million. The amount of our recorded goodwill may substantially increase in the future as a result of any acquisitions that we make. We evaluate the recoverability of recorded goodwill amounts annually, or when evidence of potential impairment exists. Impairment analysis is based on several factors requiring judgment and the use of estimates, which are inherently uncertain and based on assumptions that may prove to be inaccurate. Additionally, material changes in our financial outlook, as well as events outside of our control, such as deteriorating market conditions for companies in our industry, may indicate a potential impairment. When there is an impairment, we are required to write down the recorded amount of goodwill, which is reflected as a charge against operating income.

If we fail to comply with complex laws and procurement regulations, we could lose business and be liable for various penalties or sanctions.

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

Failure to comply with these laws and regulations can lead to severe penalties, both civil and criminal, and can include suspension or debarment from contracting with the U.S. government.

Our contracting agency customers periodically review our compliance with laws and procurement regulations, as well as our performance under the terms of our U.S. government contracts. If a government review or investigation uncovers improper or illegal activities, we may be subject to civil or criminal penalties or administrative sanctions, including the termination of contracts, forfeiture of profits, the triggering of price reduction clauses, suspension of payments, fines and the suspension or debarment from doing business with federal government agencies.

Additionally, the False Claims Act provides for substantial damages and penalties where, for example, a contractor presents a false or fraudulent claim to the government for payment or approval. Actions under the False Claims Act may be brought by the government or by other persons on behalf of the government (who may then share a portion of any recovery).

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

The Defense Contract Audit Agency (DCAA), Defense Contract Management Agency (DCMA) and other government agencies routinely audit and investigate government contracts and contractor systems. These agencies review our contract performance, cost structure and compliance with applicable laws, regulations and standards. The DCAA also reviews the adequacy of, and compliance with, internal control systems and policies, including accounting, purchasing, estimating, compensation and management information systems. Allegations of impropriety or deficient controls could harm our reputation or influence the award of new contracts. Any costs found to be improperly allocated to a specific contract will not be reimbursed, while such costs already reimbursed must be refunded. In recent years, U.S. government contractors have faced increased scrutiny by the DCAA and other U.S. government agencies. If any of our internal control systems or policies is found to be non-compliant or inadequate, payments may be withheld or suspended under our contracts, or we may be subject to increased government scrutiny and approval requirements that could delay or adversely affect our ability to invoice and receive timely payment for services we perform on our contracts. Adverse findings by DCAA may also impair our ability to compete for and win new contracts with the U.S. government. As a result, a DCAA audit could materially affect our competitive position and result in a substantial adjustment to our revenues and adversely affect our profitability.

Our failure to maintain strong relationships with other contractors, or the failure of contractors with whom we have entered into a subcontract or prime contract relationship to meet their contractual obligations to us or our clients, could have a material adverse effect on our business and results of operations.

As a prime contractor, we often rely on other companies to perform some of the work under a contract, and we expect to continue to depend on relationships with other contractors for portions of our delivery of services and revenue for the foreseeable future. There is a risk that we may have disputes with our subcontractors regarding a variety of issues, including the quality and timeliness of work performed by the subcontractor, client concerns about the subcontractor, our failure to extend existing task orders or issue new task orders under a subcontract, or our hiring of a subcontractor’s personnel. In addition, if any of our subcontractors fail to deliver supplies or perform services on a timely basis, our ability to fulfill our obligations as a prime contractor may be jeopardized and could result in our customer terminating our contract for default. A termination for default could expose us to liability and have an adverse effect on our ability to compete for future contracts and orders.

We derive a portion of our revenues from contracts where we are a subcontractor to other companies that have contracted directly with the end customer. As a subcontractor, we often lack control over whether the terms of the prime contract are being satisfied. Poor performance on such contracts could impact our reputation, even if we perform as required. In addition, as a subcontractor, we may be unable to collect payments owed to us by the prime contractor, even if we have performed our obligations, if the prime contractor has failed to satisfy the terms of the prime contract.

We occasionally enter into joint ventures with other companies to jointly bid on and perform a particular project. The success of our joint ventures typically depends on the satisfactory performance of contractual obligations by our joint venture partners. If our partners do not meet their obligations, our joint ventures may be unable to adequately perform and deliver the contracted services. Under these circumstances, we may be required to make additional investments and provide additional services to ensure the adequate performance and delivery of the contracted services. These additional obligations could result in reduced profits or, in some cases, significant losses for us with respect to the joint venture, and could also adversely affect our reputation.

Internal system or service failures, including those resulting from cyber or other security threats, could disrupt our business and impair our ability to effectively provide services to our customers, which could damage our reputation and have a material adverse effect on our business and results of operations.

We create, implement and maintain IT and engineering systems, and provide services that are often critical to our customers' operations, some of which involve classified or other sensitive information in intelligence, national security and other classified or sensitive customer functions. We are subject to systems or service failures (both our own failures and the failures of third-party service providers), which may be caused by natural disasters, power shortages or terrorist attacks, as well as from continuous exposure to cyber and other security threats, including computer viruses, attacks by computer hackers and physical break-ins. We also face a heightened risk of a security breach or disruption due to our custody of classified and other sensitive information. Many government contractors have already been targeted and these types of attacks are likely to occur in the future. Attacks on our network or other systems could result in the loss of customer or proprietary data, interruptions or delays in our customers' business, and damage to our reputation, which could have a material adverse effect on our business and results of operations. In addition, the failure or disruption of our systems, communications or utilities could result in the interruption or suspension of our operations, which could have a material adverse effect on our business and results of operations.

If our systems, services or other applications have significant defects or errors, if we are successfully attacked by cyber or other security threats, or if we suffer delivery delays or otherwise fail to meet our customers' expectations, we may:

•	lose revenue due to adverse customer reaction;

•	be required to provide additional services to a customer at no charge;

•	incur additional costs related to monitoring and increasing our cyber security;

•	lose revenue due to the deployment of internal staff for remediation efforts instead of customer assignments;

•	receive negative publicity, which could damage our reputation and adversely affect our ability to attract or retain customers;

•	be unable to successfully market services that rely on the creation and maintenance of secure IT systems;

•	suffer claims for substantial damages, particularly as a result of any successful network or systems breach and exfiltration of customer information; or

•	incur significant costs complying with applicable federal or state laws, including laws governing protection of personal information.

In addition to costs related to contract performance or required corrective action, these failures may result in increased costs or loss of revenues if our customers terminate or reduce the scope of our contracts, or do not renew our contracts as a result of such failures.

Our errors and omissions insurance coverage may not continue to be available on reasonable terms or in sufficient amounts to cover one or more large claims, or the insurer may disclaim coverage as to some types of future claims. A successful large claim against us could seriously harm our business, and any claim, whether successful or not, may result in significant legal and other costs, may be a distraction to our management and may harm our customer relationships.

Security breaches in customer systems could adversely affect our business.

Many of the programs we support and the systems we develop, install and maintain involve managing and protecting information involved in intelligence, national security and other classified or sensitive customer functions. Losses from a security breach in one of these systems could cause serious harm to our business, damage our reputation, and prevent us from being eligible for further work on critical systems for our current customers or for other U.S. government customers generally. Losses could also exceed the policy limits that we have for errors and omissions and product liability insurance coverage. Damage to our reputation or limitations on our eligibility for additional work could materially reduce our revenues.

We face risks associated with our international business.

Our business operations are subject to a variety of risks associated with conducting business internationally, including:

•	Changes in or interpretations of foreign laws or policies that may adversely affect the performance of our services;

•	Political instability in foreign countries;

•	Conducting business in places where laws, business practices and customs are unfamiliar, unknown or inconsistent with U.S. requirements;

•
Customary business practices and other factors in foreign countries, including requirements to provide up-front performance bonds (guaranteed by a letter of credit from our lender), may involve uncertainties not associated with the business of contracting with the U.S. government, including potential difficulties in collecting receivables and fewer available remedies to the contractor in the event of contract disputes or contract terminations;

•	Imposition of limitations on or increase of withholding and other taxes on payments by foreign subsidiaries or joint ventures;

•	Currency fluctuations and devaluations and limitations on the conversion of foreign currencies into U.S. dollars; and

•	Compliance with a variety of international and U.S. laws, including the Foreign Corrupt Practices Act and U.S. export control regulations.

Although such risks have not significantly impacted our business to date, these regulatory, geopolitical and other risks could have an adverse effect on our business in the future, particularly if we increase the amount of work that we plan to perform internationally.

Covenants in the instruments governing our revolving credit facility may restrict our financial and operating flexibility.

We maintain a credit agreement with a syndicate of lenders led by Bank of America, N.A., as administrative agent. The credit agreement provides for a $500 million revolving credit facility. The maturity date for the credit agreement is June 13, 2019. The credit agreement requires the Company to comply with specified financial covenants, including the maintenance of certain consolidated total leverage ratios and a certain fixed charge coverage ratio, and contains negative covenants that, among other things, may limit or impose restrictions on the ability of the Company to incur additional indebtedness, make investments, make acquisitions and undertake certain other actions. Additionally, an event of default under the Credit Agreement could result in our creditors exercising rights that could have a material adverse effect on our business.

Our business operations in foreign countries involve considerable risks and hazards. An accident or incident involving our employees or third parties could harm our reputation, affect our ability to compete for business, and if not adequately insured or indemnified, adversely affect our results of operations and financial condition.

We provide services in foreign countries that may be experiencing political unrest, war or terrorism. In these deployments, we are exposed to risk of liabilities arising from accidents or incidents involving our employees or third parties. Accidents or incidents could involve significant injury or other claims by employees or third parties. We may encounter unexpected costs in connection with additional risks inherent to such deployments, such as increased insurance costs, as well as the repatriation of our employees or executives for reasons beyond our control.

We maintain insurance policies that mitigate risk and potential liabilities related to our foreign operations. Substantial claims in excess of our insurance coverage could adversely affect our operating performance and may result in additional expenses and possible loss of revenues. Even fully insured claims may result in negative publicity that could adversely affect our reputation among our customers and the public, which could cause us to lose existing and future contracts, make it more difficult to compete effectively for future contracts, and result in additional expenses and possible loss of revenues.

Risks Related to Our Stock

Our quarterly operating results may fluctuate.

Our quarterly revenues and operating results may fluctuate as a result of a number of factors, many of which are outside of our control. For these reasons, comparing our operating results on a period-to-period basis may be of limited significance in some cases, and as such, you should not rely on our past results as an indication of our future performance. In addition to the risk factors already identified in this section of our Form 10-K, a number of additional factors could cause our revenues, cash flows and operating results to vary from quarter-to-quarter, including:

•	Fluctuations in revenues earned on fixed-price contracts and contracts with a performance-based fee structure;

•	Commencement, completion or termination of contracts during any particular quarter;

•	Timing of significant bid and proposal costs;

•	Variable purchasing patterns under government contracts, blanket purchase agreements and ID/IQ contracts;

•	Seasonal or quarterly fluctuations in our workdays and staff utilization rates;

•	Strategic decisions, such as acquisitions, divestitures, spin-offs and joint ventures; and

•	Changes in the volume of purchase requests from customers for equipment and materials.

Because a relatively large amount of our expenses are fixed, cash flows from our operations may vary significantly as a result of changes in the level of services we provide under existing contracts and the number of contracts that are commenced, completed or terminated during any quarter. Depending on the nature of the contract, we may incur significant operating expenses during the start-up and early stages of large contracts, and in such cases we typically do not receive corresponding payments from the customer in that same quarter. We may also incur significant or unanticipated expenses when a contract expires, terminates or is not renewed.

We may change our dividend policy in the future.

The Company has maintained a regular cash dividend program since 2011. We anticipate continuing to pay quarterly dividends during 2016. However, any future payment of dividends, including the timing and amount of any such dividends, is at the discretion of our Board of Directors and may depend upon our earnings, liquidity, financial condition, alternate capital deployment opportunities, or any other factors that our Board of Directors considers relevant. A change in our regular cash dividend program could have an adverse effect on the market price of our common stock.

Mr. Pedersen, our Chairman and Chief Executive Officer, effectively controls our Company, and his interests may not be aligned with those of other stockholders.

As of December 31, 2015, Mr. Pedersen owned approximately 35% of our total outstanding shares of common stock. Holders of our Class B common stock are entitled to ten votes per share, while holders of our Class A common stock are entitled to only one vote per share. Mr. Pedersen beneficially owned 13,191,845 shares of Class B common stock as of December 31, 2015; thus he controlled approximately 84% of the combined voting power of our stock as of December 31, 2015. Accordingly, Mr. Pedersen controls the vote on substantially all matters submitted to a vote of our stockholders. As long as Mr. Pedersen beneficially owns a majority of the combined voting power of our common stock, he will have the ability, without the consent of our public stockholders, to elect all members of our Board of Directors and to control our management and affairs.

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

Mr. Pedersen could also cause a registration statement to be filed and to become effective under the Securities Act of 1933, thereby permitting him to freely sell or transfer the shares of common stock that he owns, which could adversely affect the trading price of our stock.

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

We lease our facilities, including offices, warehouses and labs, and we do not own any facilities or real estate materially important to our operations. Our facilities are leased in close proximity to our customers. As of December 31, 2015, we leased 24 facilities throughout the metropolitan Washington, D.C. area and 38 facilities in other parts of the United States, for approximately 1.5 million square feet. We also have employees working at customer sites throughout the United States and in other countries. Our leases expire between 2016 and 2022.

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

2015	High	Low
First Quarter	$35.23	$29.51
Second Quarter	$34.24	$27.67
Third Quarter	$30.91	$25.20
Fourth Quarter	$34.07	$24.90

2014	High	Low
First Quarter	$31.10	$27.43
Second Quarter	$31.32	$27.78
Third Quarter	$30.10	$26.36
Fourth Quarter	$31.06	$26.09

There is no established public market for our Class B common stock.

As of February 17, 2016, there were 61 holders of record of our Class A common stock and 3 holders of record of our Class B common stock. The number of holders of record of our Class A common stock is not representative of the number of beneficial holders because many of the shares are held by depositories, brokers or nominees.

Dividend Policy

During fiscal years 2015 and 2014, we declared and paid quarterly dividends, each in the amount of $0.21 per share, on all issued and outstanding shares of common stock. For 2016, we anticipate we will continue paying quarterly dividends; however any future dividends declared will be at the discretion of our Board of Directors and will depend, among other factors, upon our earnings, liquidity, financial condition, alternate capital allocation opportunities, or any other factors our Board of Directors deems relevant.

Recent Sales of Unregistered Securities

We did not issue or sell any securities in fiscal year 2015 that were not registered under the Securities Act of 1933.

Equity Compensation Plan Information

Information regarding our equity compensation plans and the securities authorized for issuance thereunder is incorporated by reference in Item 12 “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

Purchase of Equity Securities

The Company did not purchase equity securities during the year ended December 31, 2015.

Performance Graph

The stock performance graph compares the cumulative total shareholder return of ManTech common stock to the Nasdaq Composite-Total Returns Index, Standard & Poor's MidCap 400 Index, Russell 2000 Index and North American Tech Services Index. The period measured is December 31, 2010 to December 31, 2015. The graph assumes an investment of $100 in ManTech common stock and each of the indices with reinvestment of all dividends.

Item 6.	Selected Financial Data

The selected financial data presented for each of the five years ended December 31, 2015 is derived from our audited consolidated financial statements. The selected financial data presented should be read in conjunction with our consolidated financial statements, the notes to our consolidated financial statements and Item 7 “Management's Discussion and Analysis of Financial Condition and Results of Operations.”

	Year Ended December 31,
	2015	2014 (1)	2013 (2)	2012	2011
	(in thousands, except per share amounts)
Statement of Income and Loss Data:
Revenues	$1,550,117	$1,773,981	$2,310,072	$2,582,295	$2,869,982
Operating income	$84,886	$94,816	$22,243	$170,988	$227,354
Net income (loss)	$51,127	$47,294	$(6,149)	$95,019	$133,306
Basic earnings (loss) per share (Class A and B)	$1.36	$1.27	$(0.17)	$2.57	$3.64
Diluted earnings (loss) per share (Class A and B)	$1.36	$1.27	$(0.17)	$2.57	$3.63
Dividend per share	$0.84	$0.84	$0.84	$0.84	$0.84

Balance Sheet Data:
Working capital	$189,276	$195,491	$453,560	$357,909	$300,366
Goodwill (3)	$919,591	$851,640	$752,867	$861,912	$808,455
Total assets	$1,506,424	$1,487,402	$1,723,402	$1,841,909	$1,760,206
Long-term debt	$—	$—	$200,000	$200,000	$200,000

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
(3) Over the past five years, we completed 9 acquisitions. In aggregate, these acquisitions have added $310.2 million in goodwill. For additional information on our recent acquisitions, see Note 3 to our consolidated financial statements in Item 8.

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations should be read together with the consolidated financial statements and the notes to those statements included in Item 8 “Financial Statements and Supplemental Data.” This discussion contains forward-looking statements that involve risks and uncertainties. For a description of these forward-looking statements, refer to Part I “Cautionary Statement Concerning Forward-Looking Statements.” A description of factors that could cause actual results to differ materially from the results we anticipate include, but are not limited to, those discussed in Item 1A “Risk Factors,” as well as those discussed elsewhere in this Annual Report.

Overview

ManTech provides innovative technologies and solutions for mission-critical national security programs for the intelligence community; the departments of Defense, State, Homeland Security, Health and Human Services, Veteran Affairs and Justice, including the FBI; the space communities; and other U.S. government customers.

We derive revenues primarily from contracts with U.S. government agencies that are focused on national security and consequently our operational results are affected by U.S. government spending levels in the areas of defense, federal health information technology (IT), intelligence and homeland security. Over the last few years, financial performance in our industry has been adversely impacted by public and political pressure regarding government funding levels, uncertainty about the appropriations process and delays in contract awards and spending. The delays in contract awards in 2014 and the first half of 2015 have had continued impacts on our performance. In addition, as U.S. forces have withdrawn from Afghanistan, revenues from our contracts in support of Overseas Contingency Operations (OCO) have substantially declined over the past few years. OCO work has leveled off in 2015 and we expect it to remain stable through 2016. Currently, industry conditions are beginning to improve and we believe we are well positioned to meet our customers' needs and grow our business as we move beyond 2015.

Despite improving conditions around funding, appropriations and contract award activities, our industry remains price sensitive. Many of our customers continue to make contract awards based on lower cost as well as overall technical solutions. To ensure our cost structure remains competitive, we continually evaluate and adjust our levels of indirect spending to stay in line with the expected business opportunities. As such, we expect to maintain, as a percentage of revenue, a consistent level of general and administrative expenses.

Our strategy includes a focus on business development and bid and proposal spending on larger contract award opportunities, many in excess of $100 million. We believe our strong position as a prime contractor and our broad array of service offerings are a competitive advantage. During 2015, we submitted approximately $5.1 billion in proposals, of which $3.8 billion were bid as a prime on the contract. In 2016, we plan to expand our service offerings internationally, supporting allied governments with services similar to our federal government support. Additionally, leveraging our strong balance sheet, we will continue to pursue acquisitions that broaden our domain expertise and service offerings and/or establish relationships with new customers. Since going public in 2002, we have acquired and integrated 24 businesses into our operations. During 2015, we acquired and integrated Welkin Associates, Ltd. (Welkin) and Knowledge Consulting Group, Inc. (KCG).

Revenues

Substantially all of our revenues are derived from services and solutions provided to the U.S. government or to prime contractors supporting the U.S. government, including services provided by our employees and our subcontractors, and solutions that include third-party hardware and software that we purchase and integrate as a part of our overall solutions. Customer requirements may vary from period-to-period depending on specific contract and customer requirements. The following table shows revenues from each type of customer as a percentage of total revenues for the periods presented.

	Year Ended December 31,
	2015	2014	2013
Department of Defense and intelligence agencies	90.7%	92.2%	95.6%
Federal civilian agencies	8.2%	6.7%	3.4%
State agencies, international agencies and commercial entities	1.1%	1.1%	1.0%
Total	100.0%	100.0%	100.0%

Our prime contractor revenues as a percentage of our total revenues were 88%, 89% and 91% for the years ended December 31, 2015, 2014 and 2013, respectively.

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

	Year Ended December 31,
	2015	2014	2013
Cost-reimbursable	67.8%	68.9%	72.3%
Fixed-price	20.7%	21.1%	16.8%
Time-and-materials	11.5%	10.0%	10.9%
Total	100.0%	100.0%	100.0%

Under cost-reimbursable contracts, there is limited financial risk, because we are reimbursed for all allowable direct and indirect costs. However, profit margins on this type of contract tend to be lower than on time-and-materials and fixed-price contracts.

Cost of Services

Cost of services primarily includes direct costs incurred to provide services and solutions to our customers. The most significant portion of these costs are direct labor costs, including salaries and wages, plus associated fringe benefits of our employees directly serving customers, in addition to the related management, facilities and infrastructure costs. Cost of services also includes other direct costs, such as the costs of subcontractors and outside consultants and third-party materials, including hardware or software that we purchase and provide to the customer as part of an integrated solution.

Changes in the mix of services and equipment provided under our contracts can result in variability in our contract margins. Since we earn higher profits on our own labor services, we expect the ratio of cost of services as a percent of revenues to decline when our labor services mix increases relative to subcontracted labor or third-party materials. Conversely, as subcontracted labor or third-party material purchases for customers increases relative to our own labor services, we expect the ratio of cost of services as a percent of revenues to increase.

The proportion that cost of services bears to revenues varies in part based on our mix of revenues by contract type. In general, cost-reimbursable contracts are the least profitable of our government contracts but offer the lowest risk of loss. Under time-and-materials contracts, to the extent that our actual labor costs are higher or lower than the billing rates under the contract, our profit under the contract may either be greater or less than we anticipated or we may suffer a loss under the contract. In general, we realize a higher profit margin on work performed under time-and-materials contracts than cost-reimbursable contracts. Fixed-price contracts generally offer higher profit margin opportunities but can involve greater financial risk because we bear the impact of cost overruns in return for the full benefit of any cost savings.

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

We classify indirect costs incurred as cost of services and general and administrative expenses in the same manner as such costs are defined in our disclosure statements under U.S. Government Cost Accounting Standards. Effective January 1, 2014, we updated our disclosure statements with the Defense Contract Management Agency (DCMA), resulting in certain costs being classified differently either as cost of services or as general and administrative expenses on a prospective basis. This change caused a net increase in the reported cost of services and a net decrease in reported general and administrative expenses in 2015 and 2014 as compared to 2013; however, total operating costs were not affected by this change.

Interest Expense

Interest expense is primarily related to interest expense incurred or accrued under our outstanding borrowings on our debt and deferred financing charges.

Interest Income

Interest income is primarily from cash on hand and late invoice payments by the government.

Results of Operations

Year Ended December 31, 2015 Compared to Year Ended December 31, 2014

Consolidated Statements of Income

The following table sets forth certain items from our consolidated statements of income and the relative percentages that certain items of expense and earnings bear to revenues as well as the year-over-year change from December 31, 2014 to December 31, 2015.

	Year Ended December 31,				Year-to-Year Change
	2015	2014	2015	2014	2014 to 2015
	Dollars		Percentages		Dollars	Percent
	(dollars in thousands)
REVENUES	$1,550,117	$1,773,981	100.0%	100.0%	$(223,864)	(12.6)%
Cost of services	1,320,697	1,524,208	85.2%	85.9%	(203,511)	(13.4)%
General and administrative expenses	144,534	154,957	9.3%	8.8%	(10,423)	(6.7)%
OPERATING INCOME	84,886	94,816	5.5%	5.3%	(9,930)	(10.5)%
Loss on extinguishment of debt	—	(10,074)	—%	0.6%	(10,074)	(100.0)%
Interest expense	(1,193)	(5,802)	0.1%	0.2%	(4,609)	(79.4)%
Interest income	160	394	—%	—%	(234)	(59.4)%
Other income (expense), net	1,501	(233)	0.1%	—%	1,734	744.2%
INCOME FROM OPERATIONS BEFORE INCOME TAXES AND EQUITY METHOD INVESTMENTS	85,354	79,101	5.5%	4.5%	6,253	7.9%
Provision for income taxes	(34,366)	(31,525)	2.2%	1.8%	2,841	9.0%
Equity in gains (losses) of unconsolidated subsidiaries	139	(282)	—%	—%	421	149.3%
NET INCOME	$51,127	$47,294	3.3%	2.7%	$3,833	8.1%

Revenues

The primary driver of our decrease in revenues relates to reduced requirements supporting C4ISR systems and Mine-Resistance Ambush-Protected (MRAP) vehicles to the U.S. Army, including, reductions in OCO as a result of the withdrawal of U.S. forces and reduction in military operations in Afghanistan. Additionally, revenues were impacted by reductions in scope or contracts that ended. These reductions were partially offset by revenues from our acquisitions and new contract awards.

Cost of services

The decrease in cost of services was primarily due to reductions in revenues. As a percentage of revenues, direct labor costs increased to 48.7% for the year ended December 31, 2015, as compared to 43.4% for the same period in 2014, due to the higher labor content on our core non-OCO contracts and a focus on performing more services with our own personnel versus subcontractors. As a percentage of revenues, other direct costs, which include subcontractors and third party equipment and materials used in the performance of our contracts, decreased to 36.5% for the year ended December 31, 2015, compared to 42.5% for the same period in 2014, primarily due to reduced levels of subcontracting. We expect cost of services as a percentage of revenues to remain relatively stable or increase slightly in 2016.

General and administrative expenses

The decrease in general and administrative expenses was due to cost reduction measures. As a percentage of revenues, general and administrative expenses increased for the year ended December 31, 2015 when compared to the same period in 2014, due to reduced revenues. We expect general and administrative expenses as a percentage of revenues to decrease slightly in 2016.

Loss on extinguishment of debt

As a result of the redemption of our 7.25% senior unsecured notes on April 15, 2014, we recorded a loss on the extinguishment of debt for $10.1 million for the year ended December 31, 2014.

Interest expense

The decrease in interest expense was primarily due to the redemption of the 7.25% senior unsecured notes on April 15, 2014. We expect a consistent level of interest expense in 2016, as compared to 2015.

Other income (expense), net

The increase in other income was due to the gain on the sale of ManTech Cyber Solutions International (MCSI).

Provision for income taxes

Our effective tax rate is impacted by recurring items, such the relative amount of income we earn in various taxing jurisdictions and their tax rates. It is also affected by discrete items that may occur in any given year, but are not consistent from year-to-year. Our effective income tax rates were 40.2% and 40.0% for the years ended December 31, 2015 and 2014, respectively. In 2016, we expect our effective tax rate to remain relatively consistent.

Equity in gains (losses) of unconsolidated subsidiaries

Equity in gains (losses) of unconsolidated subsidiaries represents earnings or losses from joint ventures that we account for under the equity method. The increase is primarily due to earnings from the GenTech Partners Joint Venture and the NorthStar Technology Systems, LLC, offset by additional losses from the Fluor-ManTech Logistics, LLC.

Year Ended December 31, 2014 Compared to Year Ended December 31, 2013

Consolidated Statements of Income and Loss

The following table sets forth certain items from our consolidated statements of income and the relative percentages that certain items of expense and earnings bear to revenues as well as the year-over-year change from December 31, 2013 to December 31, 2014.

	Year Ended December 31,				Year-to-Year Change
	2014	2013	2014	2013	2013 to 2014
	Dollars		Percentages		Dollars	Percent
	(dollars in thousands)
REVENUES	$1,773,981	$2,310,072	100.0%	100.0%	$(536,091)	(23.2)%
Cost of services	1,524,208	1,995,630	85.9%	86.4%	(471,422)	(23.6)%
General and administrative expenses	154,957	173,772	8.8%	7.5%	(18,815)	(10.8)%
Goodwill impairment	—	118,427	—%	5.1%	(118,427)	(100.0)%
OPERATING INCOME	94,816	22,243	5.3%	1.0%	72,573	326.3%
Loss on extinguishment of debt	(10,074)	—	0.6%	—%	10,074	100.0%
Interest expense	(5,802)	(16,266)	0.2%	0.7%	(10,464)	(64.3)%
Interest income	394	608	—%	—%	(214)	(35.2)%
Other income (expense), net	(233)	(32)	—%	—%	201	628.1%
INCOME FROM OPERATIONS BEFORE INCOME TAXES AND EQUITY METHOD INVESTMENTS	79,101	6,553	4.5%	0.3%	72,548	1,107.1%
Provision for income taxes	(31,525)	(11,842)	1.8%	0.5%	19,683	166.2%
Equity in losses of unconsolidated subsidiaries	(282)	(860)	—%	—%	(578)	(67.2)%
NET INCOME (LOSS)	$47,294	$(6,149)	2.7%	0.2%	$53,443	869.1%

Revenues

The primary driver of our decrease in revenues relates to reduced demand for services supporting OCO as a result of the withdrawal of U.S. forces and reduction in military operations in Afghanistan. The reduction in our OCO related work in 2014 as compared to the same period in 2013 was primarily due to reduced demand on a sustainment contract for MRAP vehicles and reduced demand for field service support on C4ISR systems. In addition, we had a surge in equipment deliveries in the first quarter of 2013 on a contract for IT infrastructure modernization in the intelligence area as well as programs that ended. These reductions were partially offset by revenue provided from our recent acquisitions.

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

General and administrative expenses

The decrease in general and administrative expenses was due to cost reduction measures, as well as certain costs being classified as cost of services instead of general and administrative expenses in 2014. We classify indirect costs in a manner consistent with disclosure statements filed with and approved by DCMA. Effective January 1, 2014, updates to our disclosure statements resulted in changes to the presentation of certain costs. These changes do not impact the overall expense incurred or operating income and are presented prospectively. The reclassification of expenses and cost reductions were partially offset by increased bid and proposal spending in pursuit of larger contract opportunities and research and development expenditures to enhance technologies around our offerings. As a percentage of revenues, general and administrative expenses increased for the year ended December 31, 2014 when compared to the same period in 2013.

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

Provision for income taxes

Our effective tax rate is affected by recurring items, such as tax rates and the relative amount of income we earn in various taxing jurisdictions. It is also affected by discrete items that may occur in any given year, but are not consistent from year-to-year. Our effective income tax rates were 40.0% and 208.0% for the years ended December 31, 2014 and 2013, respectively. The decrease in the effective tax rate is due to the non-deductible portion of the non-cash goodwill impairment charge in 2013. Absent the effects of the goodwill impairment change in 2013, our effective tax rate increased. This increase is largely driven by a reduction of work performed outside the U.S., which increased the proportion of our income apportioned to state jurisdictions. In addition, 2013 contained a one time tax basis deduction on an investment.

Equity in losses of unconsolidated subsidiaries

Equity in losses of unconsolidated subsidiaries represents earnings or losses from joint ventures that we account for under the equity method. The losses are primarily due to bid and proposal expenditures of our Fluor-ManTech Logistics Solutions, LLC joint venture.

Backlog

For the years ended December 31, 2015, 2014 and 2013 our backlog was $4.1 billion, $3.3 billion and $3.9 billion, respectively, of which $1.0 billion, $0.8 billion and $1.1 billion, respectively, was funded backlog. The increase in our backlog is due to our receipt of new awards in 2015. Backlog represents estimates that we calculate on a consistent basis. For additional information on how we compute backlog, see “Backlog” in Item 1 “Business.”

Liquidity and Capital Resources

Historically, our primary liquidity needs have been the financing of acquisitions, working capital, payment under our cash dividend program and capital expenditures. Our primary sources of liquidity are cash provided by operations and our revolving credit facility.

On December 31, 2015, our cash and cash equivalents balance was $41.3 million. There were no outstanding borrowings under our revolving credit facility at December 31, 2015. At December 31, 2015, we were contingently liable under letters of credit totaling $19.2 million, which reduced our ability to borrow under our revolving credit facility by that amount. The maximum available borrowings under our revolving credit facility at December 31, 2015 were $480.8 million. On April 15, 2014, we paid the redemption price plus accrued and unpaid interest on our 7.25% senior unsecured notes. The 7.25% senior unsecured notes were redeemed at a redemption price of 103.625% of the principal amount of the outstanding 7.25% senior unsecured notes, or

$207.3 million.

Generally, cash provided by operating activities is adequate to fund our operations, including payments under our regular cash dividend program. Due to fluctuations in our cash flows and level of operations, it may become necessary from time-to-time to increase borrowings under our revolving credit facility to meet cash demands.

Cash Flows from Operating Activities

Our operating cash flow is primarily affected by our ability to invoice and collect from our clients in a timely manner, our ability to manage our vendor payments and the overall profitability of our contracts. We bill most of our customers monthly after services are rendered. Our accounts receivable days sales outstanding (DSO) were 68 and 83 for the years ended December 31, 2015 and 2014, respectively. This improvement is due to efficiencies made in our billing processes and a greater focus on collections. In 2016, we expect DSO levels to remain consistent with 2015 levels. For the years ended December 31, 2015, 2014 and 2013, our net cash flows from operating activities were $153.9 million, $126.9 million and $188.3 million, respectively. The increase in net cash flows from operating activities during the year ended December 31, 2015 when compared to the same period in 2014 was primarily due to significant improvements in our DSO, our ability to manage vendor payments and higher net income. The decrease in net cash flows from operating activities during the year ended December 31, 2014 compared to the same period in 2013 was primarily due to lower amounts of income, excluding the effects of the 2013 non-cash goodwill impairment charge, and a lower volume of sales in 2014.

Cash Flows from Investing Activities

Our cash flow from investing activities consists primarily of business combinations, purchases of property and equipment and investments in capitalized software for internal use. For the years ended December 31, 2015, 2014 and 2013 our net cash outflows from investing activities were $112.7 million, $135.9 million and $24.8 million, respectively. For the year ended December 31, 2015, our net cash outflows from investing activities were primarily due to the acquisitions of KCG and Welkin, our investment in CounterTack Inc. and capital expenditures. For the year ended December 31, 2014, our net cash outflows from investing activities were primarily due to the acquisitions of 7Delta, Inc. and Allied Technology Group, Inc. and capital expenditures. For the year ended December 31, 2013, our net cash outflows from investing activities were due to the acquisition of ALTA Systems, Inc. and capital expenditures.

Cash Flows from Financing Activities

For the years ended December 31, 2015, 2014 and 2013, our net cash outflows from financing activities were $23.6 million, $236.3 million and $29.4 million, respectively. For the year ended December 31, 2015, our net cash outflows from financing activities were primarily due to our dividend payments. For the year ended December 31, 2014, our net cash outflows from financing activities were due to the repayment of our senior unsecured notes and dividends paid. For the year ended December 31, 2013, our net cash outflows from financing activities resulted primarily from dividends paid.

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

The terms of the credit agreement permit prepayment and termination of the loan commitments at any time, subject to certain conditions. The credit agreement requires the Company to comply with specified financial covenants, including the maintenance of certain consolidated leverage ratios and a certain consolidated coverage ratio. The credit agreement also contains various covenants, including affirmative covenants with respect to certain reporting requirements and maintaining certain business activities, and negative covenants that, among other things, may limit or impose restrictions on our ability to incur liens, incur additional indebtedness, make investments, make acquisitions and undertake certain other actions. As of, and during, December 31, 2015 and 2014, we were in compliance with our financial covenants under the credit agreement.

There was no outstanding balance on our revolving credit facility at both December 31, 2015 and 2014.

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

Capital Resources

We believe the capital resources available to us from cash on hand of $41.3 million at December 31, 2015, our $500 million capacity under our revolving credit facility and cash from our operations are adequate to fund our anticipated cash requirements for at least the next year, including payments under our regular cash dividend program. We anticipate financing our external growth from acquisitions and our longer-term internal growth through one or more of the following sources: cash from operations; use of our revolving credit facility; and additional borrowings of debt or issuance of equity.

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

Dividend

During the years ended December 31, 2015 and 2014, we declared and paid quarterly dividends in the amount of $0.21 per share on both classes of common stock. While we expect to continue the regular cash dividend program, any future dividends declared will be at the discretion of our Board of Directors and will depend, among other factors, upon our results of operations, financial condition and cash requirements, as well as such other factors our Board of Directors deems relevant.

Off-Balance Sheet Arrangements

In the ordinary course of business, we use letters of credit issued to satisfy certain contractual terms with our customers.  As of December 31, 2015, $19.2 million in letters of credit were issued but undrawn.  We have an outstanding performance bond in connection with a joint venture formed between ManTech MENA, LLC and Jadwalean International Operations and Management Company in order to fulfill technical support requirements for the Royal Saudi Air Force. This performance bond is guaranteed by a letter of credit in the amount of $19.0 million. We have off-balance sheet arrangements related to operating leases.  For a description of our operating leases, see Note 9 to our consolidated financial statements in item 8.

Critical Accounting Estimates and Policies

Critical accounting policies are defined as those that are reflective of significant judgments and uncertainties, and potentially result in materially different results under different assumptions and conditions. Application of these policies is particularly important to the portrayal of our financial condition and results of operations. The discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States of America (GAAP). The preparation of these consolidated financial statements requires management to make estimates and judgments that affect the reported amount of assets, liabilities, revenues and expenses. Actual results may differ from these estimates under different assumptions or conditions. Our significant accounting policies, including the critical policies listed below, are more fully described in the notes to our consolidated financial statements included in this report.

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

We derive the majority of our revenues from cost-plus-fixed-fee, cost-plus-award-fee, firm-fixed-price or time-and-materials contracts. Revenues for cost-reimbursable contracts are recorded as reimbursable costs are incurred, including an estimated share of the applicable contractual fees earned. For performance-based fees under cost-reimbursable contracts, we recognize the relevant portion of the expected fee to be awarded by the customer at the time such fee can be reasonably estimated, based on factors such as our prior award experience and communications with the customer regarding performance, or upon approval by the customer. For time-and-materials contracts, revenues are recognized to the extent of billable rates times hours delivered plus materials and other reimbursable costs incurred. For long-term fixed-price production contracts, revenues are recognized at a rate per unit as the units are delivered or by other methods to measure services provided. Revenues from other long-term fixed-price contracts are recognized ratably over the contract period or by other appropriate methods to measure services provided. Contract costs are expensed as incurred except for certain limited long-term contracts noted below. For long-term contracts, specifically described in the scope section of Accounting Standards Codification (ASC) 605-35, Revenue Recognition - Construction-Type and Production-Type Contracts, we apply the percentage of completion method. Under the percentage of completion method, income is recognized at a consistent profit margin over the period of performance based on estimated profit margins at completion of the contract. This method of accounting requires estimating the total revenues and total contract cost at completion of the contract. During the performance of long-term contracts, these estimates are periodically reviewed and revisions are made as required using the cumulative catch-up method of accounting. The impact on revenues and contract profit as a result of these revisions is included in the periods in which the revisions are made. This method can result in the deferral of costs or the deferral of profit on these contracts. Because we assume the risk of performing a fixed-price contract at a set price, the failure to accurately estimate ultimate costs or to control costs during performance of the work could result, and in some instances has resulted, in reduced profits or losses for such contracts. Estimated losses on contracts at completion are recognized when identified. In certain circumstances, revenues are recognized when contract amendments have not been finalized.

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

The goodwill impairment test is a two-step process performed at the reporting unit level. The first step of the goodwill impairment test compares the fair value of a reporting unit with its carrying value (including goodwill). If the reporting unit's fair value exceeds its carrying value, no further procedures are required. However, if the reporting unit's fair value is less than its carrying value, an impairment of goodwill may exist, requiring a second step to be performed. Step two of this test measures the amount of the impairment loss, if any. Step two of this test requires the allocation of the reporting unit's fair value to its assets and liabilities, including any unrecognized intangible assets, in a hypothetical analysis that calculates the implied fair value of goodwill as if the reporting unit were being acquired in a business combination. If the implied fair value of goodwill is less than the carrying value, the difference is recorded as a goodwill impairment charge in operations.

The fair values of the reporting units are determined based on a weighting of the income approach, market approach and market transaction approach. The income approach is a valuation technique in which fair value is based from forecasted future cash flow discounted at the appropriate rate of return commensurate with the risk as well as current rates of return for equity and debt capital as of the valuation date. The forecast used in our estimation of fair value was developed by management based on a contract basis, incorporating adjustments to reflect known contract and market considerations (such as reductions and uncertainty in government spending, pricing pressure and opportunities). The discount rate utilizes a risk adjusted weighted average cost of capital. The market approach is a valuation technique in which the fair value is calculated based on market prices realized in an actual arm's length transaction. The technique consists of undertaking a detailed market analysis of publicly traded companies that provides a reasonable basis for comparison to the Company. Valuation ratios, which relate market prices to selected financial statistics derived from comparable companies, are selected and applied to the Company after consideration of adjustments for financial position, growth, market, profitability and other factors. The market transaction approach is a valuation technique in which the fair value is calculated based on market prices realized in actual arm's length transactions. The technique consists of undertaking a detailed market analysis of merged and acquired companies that provides a reasonable basis for comparison to the Company. Valuation ratios, which relate market prices to selected financial statistics derived from comparable companies, are selected and applied to the Company after consideration of adjustments for financial position, growth, market, profitability and other factors. To assess the reasonableness of the calculated reporting unit fair values, we compare the sum of the reporting units' fair values to the Company's market capitalization (per share stock price times the number of shares outstanding) and calculate an implied control premium (the excess of the sum of the reporting units' fair values over the market capitalization), and then assess the reasonableness of our implied control premium.

We have elected to perform our annual review as of October 31st of each calendar year. The results of our annual goodwill impairment test as of October 31, 2015 indicated that the estimated fair value of each reporting unit substantially exceeded its respective carrying value. In addition, management monitors events and circumstances that could result in an impairment. A significant amount of judgment is involved in determining if an indicator of impairment has occurred between annual testing dates. Events that could cause the fair value of our long-lived assets to decrease include: changes in our business environment or market conditions; a material change in our financial outlook, including declines in expected revenue growth rates and operating margins; or a material decline in the market price for our stock. If any impairment were indicated as a result of a review, we would recognize a loss based on the amount by which the carrying amount exceeds the estimated fair value.

Due to the many variables inherent in the estimation of a reporting unit's fair value and the relative size of our recorded goodwill, differences in assumptions may have a material effect on the results of our goodwill impairment analysis.

Recently Issued But Not Yet Adopted Accounting Standards Updates

For information on the recently issued but not yet adopted Accounting Standards Updates, see Note 2 of the notes to the consolidated financial statements.

Contractual Obligations

Our contractual obligations as of December 31, 2015 are as follows (in thousands):

	Payments Due By Period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Operating lease obligations (1)	$144,781	$29,272	$46,548	$33,803	$35,158
Other long-term liabilities (2)	11,978	1,287	2,141	3,365	5,185
Accrued defined benefit obligations (3)	1,133	124	240	226	543
Total	$157,892	$30,683	$48,929	$37,394	$40,886

(1) Excludes approximately $11.1 million of deferred rent liabilities. See Note 9 to our consolidated financial statements in Item 8 for additional information regarding operating leases.
(2) Includes approximately $11.1 million of deferred rent liabilities as well as gross unrecognized tax benefits of $0.5 million. See Note 9 to our consolidated financial statements in Item 8 for additional information regarding deferred rent liabilities. See Note 12 to our consolidated financial statements in Item 8 for additional information regarding gross unrecognized tax benefits.

(3) Includes approximately $1.1 million of unfunded pension obligations related to nonqualified supplemental defined benefit pension plans for certain retired employees of an acquired company, which is included in the accrued retirement amount on our consolidated balance sheets. Excludes liabilities related to one non-qualified deferred compensation plan for certain highly compensated employees, which are included in the accrued retirement amount on our consolidated balance sheets. The funds deferred by the employees are invested and maintained in rabbi trusts, which are reflected in the employee supplemental savings plan assets on our consolidated balance sheets. These liabilities will be satisfied by assets held in rabbi trusts. See Note 11 to our consolidated financial statements in Item 8 for additional information regarding retirement plans.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

Our exposure to market risk relates to changes in interest rates for borrowings under our revolving credit facility. At December 31, 2015, we had no outstanding balance on our revolving credit facility. Borrowings under our revolving credit facility bear interest at variable rates. A hypothetical 10% increase in interest rates would have increased our interest expense by $21 thousand for the year ended December 31, 2015.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
ManTech International Corporation
Fairfax, Virginia
We have audited the accompanying consolidated balance sheets of ManTech International Corporation and subsidiaries (the "Company") as of December 31, 2015 and 2014, and the related consolidated statements of income and loss, comprehensive income and loss, changes in stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2015.  Our audits also included the financial statement schedule listed in the Index at Item 15.  These financial statements and financial statement schedule are the responsibility of the Company's management.  Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of ManTech International Corporation and subsidiaries as of December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America.  Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2015, based on the criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 19, 2016 expressed an unqualified opinion on the Company's internal control over financial reporting.
/s/ DELOITTE & TOUCHE LLP

McLean, Virginia
February 19, 2016

MANTECH INTERNATIONAL CORPORATION
CONSOLIDATED BALANCE SHEETS
(In Thousands Except Share and Per Share Amounts)

	December 31,
	2015	2014
ASSETS
Cash and cash equivalents	$41,314	$23,781
Receivables—net	304,253	377,156
Prepaid expenses and other	23,605	18,207
Total Current Assets	369,172	419,144
Goodwill	919,591	851,640
Other intangible assets—net	154,176	155,250
Employee supplemental savings plan assets	27,557	31,741
Property and equipment—net	22,439	25,743
Investments	10,853	143
Other assets	2,636	3,741
TOTAL ASSETS	$1,506,424	$1,487,402
LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Accounts payable and accrued expenses	$106,271	$149,506
Accrued salaries and related expenses	60,940	57,409
Billings in excess of revenue earned	12,685	13,408
Deferred income taxes—current	—	3,330
Total Current Liabilities	179,896	223,653
Deferred income taxes—non-current	102,035	65,103
Accrued retirement	29,877	32,804
Other long-term liabilities	10,879	11,063
TOTAL LIABILITIES	322,687	332,623
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY
Common stock, Class A—$0.01 par value; 150,000,000 shares authorized; 24,731,584 and 24,423,514 shares issued at December 31, 2015 and 2014; 24,487,471 and 24,179,401 shares outstanding at December 31, 2015 and 2014	247	244
Common stock, Class B—$0.01 par value; 50,000,000 shares authorized; 13,191,845 and 13,192,845 shares issued and outstanding at December 31, 2015 and 2014	132	132
Additional paid-in capital	438,168	428,895
Treasury stock, 244,113 and 244,113 shares at cost at December 31, 2015 and 2014	(9,158)	(9,158)
Retained earnings	754,457	734,873
Accumulated other comprehensive loss	(109)	(207)
TOTAL STOCKHOLDERS' EQUITY	1,183,737	1,154,779
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,506,424	$1,487,402
See notes to consolidated financial statements.

MANTECH INTERNATIONAL CORPORATION
CONSOLIDATED STATEMENTS OF INCOME AND LOSS
(In Thousands Except Per Share Amounts)

	Year Ended December 31,
	2015	2014	2013
REVENUES	$1,550,117	$1,773,981	$2,310,072
Cost of services	1,320,697	1,524,208	1,995,630
General and administrative expenses	144,534	154,957	173,772
Goodwill impairment	—	—	118,427
OPERATING INCOME	84,886	94,816	22,243
Loss on extinguishment of debt	—	(10,074)	—
Interest expense	(1,193)	(5,802)	(16,266)
Interest income	160	394	608
Other income (expense), net	1,501	(233)	(32)
INCOME FROM OPERATIONS BEFORE INCOME TAXES AND EQUITY METHOD INVESTMENTS	85,354	79,101	6,553
Provision for income taxes	(34,366)	(31,525)	(11,842)
Equity in gains (losses) of unconsolidated subsidiaries	139	(282)	(860)
NET INCOME (LOSS)	$51,127	$47,294	$(6,149)
BASIC EARNINGS (LOSS) PER SHARE:
Class A common stock	$1.36	$1.27	$(0.17)
Class B common stock	$1.36	$1.27	$(0.17)
DILUTED EARNINGS (LOSS) PER SHARE:
Class A common stock	$1.36	$1.27	$(0.17)
Class B common stock	$1.36	$1.27	$(0.17)

See notes to consolidated financial statements.

MANTECH INTERNATIONAL CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME AND LOSS
(In Thousands)

	Year Ended December 31,
	2015	2014	2013
NET INCOME (LOSS)	$51,127	$47,294	$(6,149)
OTHER COMPREHENSIVE INCOME (LOSS):
Actuarial gain (loss) on defined benefit pension plans, net of tax	84	(64)	36
Translation adjustments, net of tax	14	(19)	(15)
Total other comprehensive income (loss)	98	(83)	21
COMPREHENSIVE INCOME (LOSS)	$51,225	$47,211	$(6,128)

See notes to consolidated financial statements.

MANTECH INTERNATIONAL CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(In Thousands)

	December 31,
	2015	2014	2013
Common Stock, Class A
At beginning of year	$244	$242	$241
Stock option exercises	3	2	1
At end of year	247	244	242
Common Stock, Class B
At beginning of year	132	132	132
At end of year	132	132	132
Additional Paid-In Capital
At beginning of year	428,895	423,787	417,917
Stock option exercises	7,865	3,919	1,766
Stock compensation expense	4,379	4,400	5,236
Tax deficiency from the exercise of stock options	(2,971)	(3,211)	(2,332)
Contribution of Class A common stock to Employee Stock Ownership Plan	—	—	1,200
At end of year	438,168	428,895	423,787
Treasury Stock, at cost
At beginning of year	(9,158)	(9,158)	(9,158)
At end of year	(9,158)	(9,158)	(9,158)
Retained Earnings
At beginning of year	734,873	718,892	756,241
Net income (loss)	51,127	47,294	(6,149)
Dividends	(31,543)	(31,313)	(31,200)
At end of year	754,457	734,873	718,892
Accumulated Other Comprehensive Loss
At beginning of year	(207)	(124)	(145)
Actuarial gain (loss) on defined benefit pension plans, net of tax	84	(64)	36
Translation adjustments, net of tax	14	(19)	(15)
At end of year	(109)	(207)	(124)
Total Stockholders' Equity	$1,183,737	$1,154,779	$1,133,771

See notes to consolidated financial statements

MANTECH INTERNATIONAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)

	Year Ended December 31,
	2015	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$51,127	$47,294	$(6,149)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Deferred income taxes	30,553	18,668	(10,915)
Depreciation and amortization	30,276	30,446	30,504
Stock-based compensation	4,379	4,400	5,236
Gain on disposition of business	(1,692)	—	—
(Gain) loss on sale and retirement of property and equipment	(656)	251	(402)
Equity in (gains) losses of unconsolidated subsidiaries	(139)	282	860
Excess tax benefits from the exercise of stock options	(73)	(70)	(53)
Loss on extinguishment of debt	—	10,074	—
Goodwill impairment	—	—	118,427
Change in assets and liabilities—net of effects from acquired businesses:
Receivables-net	82,727	102,076	91,583
Prepaid expenses and other	(4,990)	326	9,334
Contractual inventory	—	3,963	30,800
Employee supplemental savings plan asset	4,184	24	(4,413)
Accounts payable and accrued expenses	(44,103)	(87,105)	(89,935)
Accrued salaries and related expenses	2,703	(2,762)	3,677
Billings in excess of revenue earned	913	(750)	(1,291)
Accrued retirement	(2,927)	(761)	4,175
Other	1,601	569	6,841
Net cash flow from operating activities	153,883	126,925	188,279

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of businesses-net of cash acquired	(101,556)	(124,247)	(11,382)
Purchases of property and equipment	(5,202)	(4,083)	(11,087)
Payments to acquire investments	(4,500)	(159)	(422)
Transaction costs for disposition of business	(1,174)	—	—
Investment in capitalized software for internal use	(1,025)	(7,399)	(2,536)
Proceeds from sale of property and equipment	696	—	402
Proceeds from sale of investment	13	—	239
Net cash flow from investing activities	(112,748)	(135,888)	(24,786)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under revolving credit facility	163,200	160,000	—
Repayments under revolving credit facility	(163,200)	(160,000)	—
Dividends paid	(31,543)	(31,312)	(31,208)
Proceeds from exercise of stock options	7,868	3,922	1,767
Excess tax benefits from the exercise of stock options	73	70	53
Repayment of senior unsecured notes	—	(207,250)	—
Debt issuance costs	—	(1,687)	—
Net cash flow from financing activities	(23,602)	(236,257)	(29,388)
NET CHANGE IN CASH AND CASH EQUIVALENTS	17,533	(245,220)	134,105
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	23,781	269,001	134,896
CASH AND CASH EQUIVALENTS, END OF PERIOD	$41,314	$23,781	$269,001

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest	$1,203	$8,597	$15,903
Noncash investing and financing activities:
Capital expenditures incurred but not yet paid	$—	$96	$—
Employee Stock Ownership Plan contributions	$—	$—	$1,287

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2015, 2014 and 2013

1.	Description of the Business

ManTech International Corporation (depending on the circumstances, “ManTech” “Company” “we” “our” “ours” or “us”) provides innovative technologies and solutions for mission-critical national security programs for the intelligence community; the departments of Defense, State, Homeland Security, Health and Human Services, Veteran Affairs and Justice, including the Federal Bureau of Investigation (FBI); the space community; and other U.S. government customers. We provide support to critical national security programs for approximately 50 federal agencies through approximately 1,000 current contracts. Our expertise includes cybersecurity; software and systems development; enterprise IT; multi-disciplined intelligence; program protection and mission assurance; systems engineering; test and evaluation (T&E); command, control, communications, computers, intelligence, surveillance and reconnaissance (C4ISR); training; supply chain management and logistics; and management consulting. We support major national missions, such as military readiness and wellness, terrorist threat detection, information security and border protection. Our employees operate primarily in the United States, as well as numerous locations internationally.

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

Use of Accounting Estimates-We prepare our consolidated financial statements in conformity with generally accepted accounting principles in the United States of America (GAAP), which require management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. These estimates involve judgments with respect to, among other things, various future economic factors that are difficult to predict and are beyond the control of the Company. Therefore, actual amounts could differ from these estimates.

Revenue Recognition-We derive the majority of our revenues from cost-plus-fixed-fee, cost-plus-award-fee, firm-fixed-price or time-and-materials contracts. Revenues for cost-reimbursable contracts are recorded as reimbursable costs are incurred, including an estimated share of the applicable contractual fees earned. For performance-based fees under cost-reimbursable contracts, we recognize the relevant portion of the expected fee to be awarded by the customer at the time such fee can be reasonably estimated, based on factors such as our prior award experience and communications with the customer regarding performance, or upon approval by the customer. For time-and-materials contracts, revenues are recognized to the extent of billable rates times hours delivered plus materials and other reimbursable costs incurred. For long-term fixed-price production contracts, revenues are recognized at a rate per unit as the units are delivered or by other methods to measure services provided. Revenues from other long-term fixed-price contracts are recognized ratably over the contract period or by other appropriate methods to measure services provided. Contract costs are expensed as incurred except for certain limited long-term contracts noted below. For long-term contracts, specifically described in the scope section of Accounting Standards Codification (ASC) 605-35, Revenue Recognition - Construction-Type and Production-Type Contracts, we apply the percentage of completion method. Under the percentage of completion method, income is recognized at a consistent profit margin over the period of performance based on estimated profit margins at completion of the contract. This method of accounting requires estimating the total revenues and total contract costs at completion of the contract. During the performance of long-term contracts, these estimates are periodically reviewed and revisions are made as required using the cumulative catch-up method of accounting. The impact on revenues and contract profit as a result of these revisions is included in the periods in which the revisions are made. This method can result in the deferral of costs or the deferral of profit on these contracts. Because we assume the risk of performing a fixed-price contract at a set price, the failure to accurately estimate ultimate costs or to control costs during performance of the work could result, and in some instances has resulted, in reduced profits or losses for such contracts. Estimated losses on contracts at completion are recognized when identified. In certain circumstances, revenues are recognized when contract amendments have not been finalized.

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

We classify indirect costs incurred as cost of services and general and administrative expenses in the same manner as such costs are defined in our disclosure statements under U.S. Government Cost Accounting Standards. Effective January 1, 2014, we updated our disclosure statements with the DCMA, resulting in certain costs being classified differently either as cost of services or as general and administrative expenses on a prospective basis. This change has caused a net increase in the reported cost of services and a net decrease in reported general and administrative expenses in 2015 and 2014 as compared to 2013; however, total operating costs were not affected by this change.

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

We account for the cost of computer software developed or obtained for internal use in accordance with ASC 350-985, Intangibles - Goodwill and Other - Software. These capitalized software costs are included in other intangible assets, net.

We account for software development costs related to software products for sale, lease or otherwise marketed in accordance with ASC 985-20, Software - Costs of Software to Be Sold, Leased, or Marketed. For projects fully funded by us, development costs are capitalized from the point of demonstrated technological feasibility until the point in time that the product is available for general release to customers. Once the product is available for general release, capitalized costs are amortized based on units sold or on a straight-line basis over a five-year period or other such shorter period as may be required.

Impairment of Long-Lived Assets-Whenever events or changes in circumstances indicate that the carrying amount of long-lived assets may not be fully recoverable, we evaluate the probability that future undiscounted net cash flows will be less than the carrying amount of the assets. If any impairment were indicated as a result of this review, we would recognize a loss based on the amount by which the carrying amount exceeds the estimated fair value.

Employee Supplemental Savings Plan Assets-We maintain several non-qualified defined contribution supplemental retirement plans for certain key employees that are accounted for in accordance with ASC 710-10-05, Compensation - General - Deferred Compensation - Rabbi Trust, as the underlying assets are held in rabbi trusts with investments directed by the respective employee. A rabbi trust is a grantor trust generally set up to fund compensation for a select group of management and the assets of this trust are available to satisfy the claims of general creditors in the event of bankruptcy of the Company. The assets held by the rabbi trusts are recorded at cash surrender value in our consolidated financial statements as Employee Supplemental Savings Plan (ESSP) assets with a related liability to employees recorded as a deferred compensation liability in accrued retirement.

We reclassified ESSP assets from the other line item in cash flow from operating activities of the consolidated statement of cash flows for the years ended December 31, 2014 and 2013 to conform with current period presentation.

Billings In Excess of Revenue Earned-We receive advances and milestone payments from customers that exceed the revenues earned to date. We classify such items as current liabilities.

Stock-based Compensation-We account for stock-based compensation in accordance with ASC 718, Compensation - Stock Compensation, which requires the use of a valuation model to calculate the fair value of stock-based awards. We have elected to use the Black-Scholes-Merton pricing model to determine fair value on the dates of grant. The fair value is included in operating expenses or capitalized, as appropriate, straight-line over the period in which service is provided in exchange for the award. The grant date fair value of the restricted stock is equal to the closing market price of our common stock on the date of grant. The compensation expense for restricted stock is recognized over the service period and is based on the grant date fair value of the stock and the number of shares expected to vest. The grant date fair value of the restricted stock unit (RSU) is equal to the closing market price of our common stock on the grant date less the present value of dividends expected to be awarded during the service period. We recognize the grant date fair value of RSUs of shares we expect to issue as compensation expense ratably over the requisite service period.

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

Due to a change in accounting principle resulting from Accounting Standards Update (ASU) 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes, the deferred tax liabilities and assets are classified as noncurrent in our consolidated balance sheet as of December 31, 2015. The prior periods were not retrospectively adjusted. Therefore, the deferred income tax liabilities and assets are classified into current and noncurrent amounts in our consolidated balance sheet as of December 31, 2014.

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

Variable Interest Entities-We determine whether we have a controlling financial interest in a variable interest entity (VIE). The reporting entity with a variable interest or interest that provides the reporting entity with a controlling financial interest in a VIE will have both (a) the power to direct the activities of a VIE that most significantly impact the VIE's economic performance and (b) the obligation to absorb losses of the VIE that could potentially be significant to the VIE or the right to receive benefits from the VIE that could potentially be significant to the VIE. We have one entity that has been consolidated as a VIE. The purpose of the entity is to perform on certain U.S. Navy contracts. The maximum amount of loss we are exposed to as of December 31, 2015 was not material to our consolidated financial statements.

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

Investments where we have less than 20% ownership interest in the investee and lack the ability to exercise significant influence are accounted for under the cost method. Under the cost method, we recognize our investment in the stock of an investee as an asset. The investment is measured initially at cost. We recognize as income dividends received that are distributed from net accumulated earnings. Dividends received in excess of earnings are considered a return of investment and are recorded as reductions of costs of the investment. Impairment is assessed at the individual investment level. An investment is impaired if the fair value of the investment is less than its costs. If it is determined that the impairment is other than temporary, then an impairment loss is recognized in earnings. The fair value of the investment would become the new cost basis of the investment and will not be adjusted for subsequent recoveries in fair value.

We reclassified investments from the other assets line item on the consolidated balance sheet at December 31, 2014 to conform with the current period presentation.

Accounting Standards Updates

In November 2015, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes. Prior to this Update, GAAP required an entity to separate deferred income tax liabilities and assets into current and noncurrent amounts in a classified statement of financial position. To simplify the presentation of deferred income taxes, the amendments in this Update require the deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. Noncurrent balance sheet presentation of all deferred taxes eliminates the requirement to allocate a valuation allowance on a pro rata basis between gross current and noncurrent deferred tax assets. The amendments in this Update apply to all entities that present a classified statement of financial position. The current requirement that deferred tax liabilities and assets of a tax-paying component of an entity be offset and presented as a single amount is not affected by the amendments in this Update. For public business entities, the amendments in this Update are effective for financial statements issued for annual periods after December 15, 2016, and interim periods within those annual periods. Earlier application is permitted for all entities as of the beginning of an interim or annual reporting period. The amendments in this Update may be applied either prospectively to all deferred tax liabilities and assets or retrospectively to all periods presented. We adopted ASU 2015-17 as of December 31, 2015 and applied it prospectively.

On September 25, 2015, the FASB issued ASU 2015-16, Business Combinations (Topic 805): Simplifying the Accounting for Measurement Period Adjustments. The amendments in this Update require that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. The amendments in this Update require that the acquirer record, in the same period’s financial statements, the effect on earnings of changes in depreciation, amortization or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date. The amendments in this Update require an entity to present separately on the face of the income statement or disclose in the notes the portion of the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. The amendments in this Update are effective for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years. The amendments in this Update should be applied prospectively to adjustments to provisional amounts that occur after the effective date of this Update with earlier application permitted for financial statements that have not been issued. We plan to adopt both of these Updates on January 1, 2016. The adoption of these Updates are not expected to have a material impact on our results of operations, financial position or cash flows.

In April 2015, the FASB issued ASU 2015-03, Interest - Imputation of Interest (Subtopic 835-10): Simplifying the Presentation of Debt Issuance Costs. The Update requires debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of the related debt liability instead of being presented as an asset. This Update requires retrospective application and represents a change in accounting principle. This Update is effective for fiscal years beginning after December 15, 2015. Early adoption is permitted for financial statements that have not been previously issued. In August 2015, the FASB issued ASU 2015-15, Interest - Imputation of Interest (Subtopic 835-30). This Update was issued due to the absence of authoritative guidance within update 2015-03 for debt issuance costs related to line-of-credit arrangements. This Update states that the Securities and Exchange Commission (SEC) staff would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any borrowings on the line-of-credit arrangement. The Update requires retrospective application and represents a change in accounting principle. This Update is effective for fiscal years beginning after December 15, 2015. Early adoption is permitted for financial statements that have not been previously issued. We plan to adopt both of these Updates on January 1, 2016. The adoption of these Updates are not expected to have a material impact on our results of operations, financial position or cash flows.

On May 28, 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers. ASU 2014-09 supersedes existing revenue recognition guidance, including ASC 605-35, Revenue Recognition - Construction-Type and Production-Type Contracts. ASU 2014-09 outlines a single set of comprehensive principles for recognizing revenue under GAAP. Among other things, it requires companies to identify contractual performance obligations and determine whether revenue should be recognized at a point in time or over time. These concepts, as well as other aspects of ASU 2014-09, may change the method and/or timing of revenue recognition for certain of our contracts. ASU 2014-09 may be applied either retrospectively or through the use of a modified-retrospective method. In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606):

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

In April 2015, the FASB issued ASU 2015-05, Intangibles - Goodwill and Other - Internal Use Software. ASU 2015-05 will help entities evaluate the accounting for fees paid by a customer in a cloud computing arrangement by providing guidance as to whether an arrangement includes the sale or license of software. If a cloud computing arrangement includes a software license, then the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. The amendments in this update are effective for interim and annual periods beginning after December 31, 2015. Early adoption is permitted. We plan to adopt this update on January 1, 2016. We will adopt the guidance prospectively to arrangements entered into, or materially modified, after the effective date. The adoption of this Update is not expected to have a material impact on our results of operations, financial position or cash flows.

In February 2015, the FASB issued ASU 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis. ASU 2015-02 requires management to evaluate whether limited partnerships and similar legal entities are variable interest entities (VIEs) or voting interest entities. ASU 2015-02 eliminates the presumption that a general partner should consolidate a limited partnership and affects the consolidation analysis of reporting entities that are involved with VIEs, particularly those that have fee arrangements and related party relationships. ASU 2015-02 also provides a scope exception from consolidation guidance for reporting entities with interests in legal entities that are required to comply with or operate in accordance with requirements that are similar to those in Rule 2a-7 of the Investment Company Act of 1940 for registered money market funds. The amendments in this Update are effective for interim and annual periods beginning after December 15, 2015. Early adoption is permitted. A reporting entity may apply the amendments in ASU 2015-02 using: (a) a modified retrospective approach by recording a cumulative-effect adjustment to equity as of the beginning of the fiscal year of adoption; or (b) by applying the amendments retrospectively. The adoption of this Update is not expected to have a material impact on our results of operations, financial position or cash flows.

In January 2015, the FASB issued ASU 2015-01, Income Statement - Extraordinary and Unusual Items (Subtopic 225-20) - Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items, which eliminates from GAAP the concept of extraordinary items. The Board concluded that the amendments in this ASU will not result in a loss of information because although the amendments will eliminate the requirements in Subtopic 225-20 for reporting entities to consider whether an underlying event or transaction is extraordinary, the presentation and disclosure guidance for items that are unusual in nature or occur infrequently will be retained and will be expanded to include items that are both unusual in nature and infrequently occurring. The ASU is effective for annual periods ending after December 15, 2015, and interim periods thereafter. A reporting entity also may apply the amendments retrospectively to all prior periods presented in the financial statements. Early adoption is permitted provided that the guidance is applied from the beginning of the fiscal year of adoption. The adoption of ASU 2015-01 is not expected to have a material impact on our results of operations, financial position or cash flows.

On August 27, 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements - Going Concern, which provides guidance on determining when and how reporting entities must disclose going-concern uncertainties in their financial statements. This Update requires management to perform interim and annual assessments of an entity's ability to continue as a going concern within one year of the date of issuance of an entity's financial statements. Further, an entity must provide certain disclosures if there is substantial doubt about the entity's ability to continue as a going concern. The ASU is effective for annual periods ending after December 15, 2016, and interim periods thereafter; early adoption is permitted. The adoption of ASU 2014-15 is not expected to have a material impact on our results of operations, financial position or cash flows.

Other ASUs effective after December 31, 2015 are not expected to have a material effect on our consolidated financial statements.

3.	Acquisitions

Knowledge Consulting Group, Inc.-On June 15, 2015, we completed the acquisition of Knowledge Consulting Group, Inc. (KCG). The results of KCG's operations have been included in our condensed consolidated financial statements since that date. The acquisition was completed through an agreement and plan of merger dated June 15, 2015, by and among ManTech Advanced Systems International, Inc., Knight Acquisitions Corporation and Knowledge Consulting Group, Inc. KCG provides comprehensive cyber security services including cloud security, certification and accreditation and various cyber defense solutions across federal and commercial markets. The acquisition strategically positions us to pursue additional cyber work in the Department of Homeland

Security, FBI and the intelligence community by leveraging our enhanced cloud security expertise. We funded the acquisition through a combination of cash on hand and borrowings under our revolving credit facility. The agreement did not contain provisions for contingent consideration.

For the year ended December 31, 2015, we incurred approximately $0.3 million of acquisition costs related to the KCG transaction, which are included in the general and administrative expenses in our consolidated statement of income.

The purchase price of $68.2 million was allocated to the underlying assets and liabilities based on their estimated fair value at the date of acquisition. The goodwill recorded related to this transaction will be deductible for tax purposes over 15 years, assuming adequate levels of taxable income. Recognition of goodwill is largely attributed to the value paid for KCG's capabilities in providing comprehensive cyber security services throughout the Department of Defense (DoD) and intelligence community.

In allocating the purchase price, we considered among other factors analysis of historical financial performance and estimates of future performance of KCG's contracts. The components of other intangible assets associated with the acquisition were customer relationships and backlog valued at $12.4 million and $0.8 million, respectively. Customer contracts and related relationships represent the underlying relationships and agreements with KCG's existing customers. Customer relationships are amortized using the pattern of benefits method over their estimated useful lives of approximately 15 years. Backlog is amortized straight-line over its estimated useful life of 1 year. The weighted-average amortization period for the intangible assets is 14 years.

The following table represents the purchase price allocation for KCG (in thousands):

Knowledge Consulting Group, Inc.
Cash and cash equivalents	$658
Receivables	6,532
Prepaid expenses and other	460
Goodwill	47,487
Other intangible assets	13,219
Property and equipment	1,419
Investments	15
Other assets	31
Accounts payable and accrued expenses	(1,269)
Accrued salaries and related expenses	(336)
Billings in excess of revenue earned	(2)
Net assets acquired and liabilities assumed	$68,214

We have not disclosed current period, nor pro forma revenues and earnings attributable to KCG as our integration of these operations post-acquisition and the entity's accounting methods pre-acquisition make it impracticable.

Welkin Associates, Ltd.-On April 27, 2015, we completed the acquisition of Welkin Associates, Ltd. (Welkin) formerly a wholly-owned subsidiary of Computer Sciences Corporation (CSC). The results of Welkin's operations have been included in our condensed consolidated financial statements since that date. The acquisition was completed through a stock purchase agreement dated April 27, 2015, by and among ManTech International Corporation, CSC and Welkin Associates, Ltd. Welkin delivers mission-centric services in high-end systems engineering and advanced national security technology and business services. The acquisition strategically positions us to pursue large engineering and support opportunities throughout the intelligence community and DoD. We funded the acquisition with cash on hand. The stock purchase agreement did not contain provisions for contingent consideration.

For the year ended December 31, 2015, we incurred approximately $0.7 million of acquisition costs related to the Welkin transaction, which are included in the general and administrative expenses in our consolidated statement of income.

The purchase price of $34.0 million was allocated to the underlying assets and liabilities based on their estimated fair value at the date of acquisition. The goodwill recorded related to this transaction will be deductible for tax purposes over 15 years, assuming adequate levels of taxable income. Recognition of goodwill is largely attributed to the value paid for Welkin's capabilities in providing high-end systems engineering and support services throughout the intelligence community and DoD.

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

The following table represents the purchase price allocation for Welkin (in thousands):

Welkin Associates, Ltd.
Receivables	$3,901
Prepaid expenses and other	141
Goodwill	24,436
Other intangible assets	6,350
Property and equipment	100
Accounts payable and accrued expenses	(436)
Accrued salaries and related expenses	(492)
Net assets acquired and liabilities assumed	$34,000

We have not disclosed current period, nor pro forma, revenues and earnings attributable to Welkin as our integration of these operations post-acquisition and the entity's accounting methods pre-acquisition make it impracticable.

7Delta Inc.-On May 23, 2014, we completed the acquisition of all equity interests in 7Delta Inc. (7Delta). The results of 7Delta's operations have been included in our consolidated financial statements since that date. The acquisition was completed through a stock purchase agreement dated May 23, 2014, by and among ManTech International Corporation, 7Delta, SLS Holdings, Inc. and the stockholders of SLS Holdings, Inc. 7Delta performs critical services such as applications and software development, program management, systems integration, information assurance and security architecture primarily within the healthcare community at the Department of Veteran Affairs. We funded the acquisition through a combination of cash on hand and borrowings under our revolving credit facility. The stock purchase agreement did not contain provisions for contingent consideration.

For the year ended December 31, 2014, ManTech incurred approximately $0.5 million of acquisition costs related to the 7Delta transaction, which are included in the general and administrative expenses in our consolidated statement of income.

The purchase price of $81.4 million was allocated to the underlying assets and liabilities based on their estimated fair value at the date of acquisition. The goodwill recorded related to this transaction will be deductible for tax purposes over 15 years, assuming adequate levels of taxable income. Recognition of goodwill is largely attributed to the value paid for 7Delta's capabilities in providing software development, program management, system integration, information assurance and security architecture to the Department of Veteran Affairs.

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

Allied Technology Group, Inc.-On February 18, 2014, we completed the acquisition of all equity interests in Allied Technology Group, Inc. (ATG). The results of ATG's operations have been included in our consolidated financial statements since that date. The acquisition was completed through a stock purchase agreement dated February 18, 2014, by and among ManTech Advanced Systems International, Inc., Allied Technology Group, Inc. and the stockholders of ATG. ATG is an innovative engineering and information management solution company with strong customer relationships and strategic contracts with the Department of Homeland Security. ATG provides IT, engineering services, program management and training solutions to a variety of federal customers. The acquisition will enable us to deliver services through their unrestricted prime position on the Department of Homeland Security's primary acquisition vehicles: Technical, Acquisition and Business Support Services and Enterprise Acquisition Gateway for Leading Edge Solutions II. We funded the acquisition with cash on hand. The stock purchase agreement did not contain provisions for contingent consideration.

For the year ended December 31, 2014, ManTech incurred approximately $0.4 million of acquisition costs related to the ATG transaction, which are included in the general and administrative expenses in our consolidated statement of income.

The purchase price of $45.0 million was allocated to the underlying assets and liabilities based on their estimated fair value at the date of acquisition. The goodwill recorded related to this transaction will be deductible for tax purposes over 15 years, assuming adequate levels of taxable income. Recognition of goodwill is largely attributed to the value paid for ATG's capabilities in providing technology service program management, systems engineering and IT services to the Department of Homeland Security.

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

ALTA Systems, Inc.-On January 8, 2013, we completed the acquisition of ALTA Systems, Inc. (ALTA). The results of ALTA's operations have been included in our consolidated financial statements since that date. The acquisition was completed through a stock purchase agreement dated January 8, 2013, by and among ManTech International Corporation, ALTA Holdings LLC and the sole member of ALTA Holding LLC. ALTA is an IT and professional services company with valuable applications in healthcare systems and capital planning. ALTA provides a broad range of IT and professional services to government and private industry in three major areas: capital planning and investment control; system design, development and operations; and fraud detection and statistical analysis. The acquisition allows ManTech to deliver technology services through ALTA's prime position on the Centers of Medicare and Medicaid Services Enterprise Systems Development contract. ManTech funded the acquisition with cash on hand. The stock purchase agreement did not contain provisions for contingent consideration.

For the year ended December 31, 2013, ManTech incurred approximately $0.1 million of acquisition costs related to the ALTA transaction, which are included in the general and administrative expenses in our consolidated statement of loss.

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

In applying the two-class method, we determined that undistributed earnings (loss) should be allocated equally on a per share basis between Class A and Class B common stock. Under our Certificate of Incorporation, the holders of the common stock are entitled to participate ratably, on a share-for-share basis as if all shares of common stock were of a single class, in such dividends, as may be declared by the Board of Directors. During the years ended December 31, 2015, 2014 and 2013, we declared and paid quarterly dividends, each in the amount of $0.21 per share on both classes of common stock.

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

The net income (loss) available to common stockholders and weighted average number of common shares outstanding used to compute basic and diluted earnings (loss) per share for each class of common stock are as follows (in thousands, except per share amounts):

	Year Ended December 31,
	2015	2014	2013
Distributed earnings	$31,543	$31,313	$31,200
Undistributed earnings (loss)	19,584	15,981	(37,349)
Net income (loss)	$51,127	$47,294	$(6,149)

Class A common stock:
Basic net income (loss) available to common stockholders	$33,145	$30,539	$(3,963)
Basic weighted average common shares outstanding	24,317	24,047	23,913
Basic earnings (loss) per share	$1.36	$1.27	$(0.17)

Diluted net income (loss) available to common stockholders	$33,197	$30,571	$(3,963)
Effect of potential exercise of stock options	109	70	—
Diluted weighted average common shares outstanding	24,426	24,117	23,913
Diluted earnings (loss) per share	$1.36	$1.27	$(0.17)

Class B common stock:
Basic net income (loss) available to common stockholders	$17,982	$16,755	$(2,186)
Basic weighted average common shares outstanding	13,193	13,193	13,193
Basic earnings (loss) per share	$1.36	$1.27	$(0.17)

Diluted net income (loss) available to common stockholders	$17,930	$16,723	$(2,186)
Effect of potential exercise of stock options	—	—	—
Diluted weighted average common shares outstanding	13,193	13,193	13,193
Diluted earnings (loss) per share	$1.36	$1.27	$(0.17)

For the years ended December 31, 2015, 2014 and 2013, options to purchase 1.8 million, 2.7 million and 3.2 million shares, respectively, were outstanding but not included in the computation of diluted earnings (loss) per share because the options' effect would have been anti-dilutive. For the years ended December 31, 2015, 2014 and 2013, there were 284,320 shares, 158,371 shares, and 79,567 shares, respectively, issued from the exercise of stock options.

5.	Receivables

We deliver a broad array of IT and technical services solutions under contracts with the U.S. government, state and local governments and commercial customers. The components of contract receivables are as follows (in thousands):

	December 31,
	2015	2014
Billed receivables	$233,735	$319,065
Unbilled receivables:
Amounts billable	47,900	50,393
Revenues recorded in excess of funding	19,213	13,082
Retainage	11,878	4,446
Allowance for doubtful accounts	(8,473)	(9,830)
Receivables-net	$304,253	$377,156

Amounts billable consist principally of amounts to be billed within the next month. Revenues recorded in excess of funding are billable upon receipt of contractual amendments or other modifications. The retainage is billable upon completion of the contract performance and approval of final indirect expense rates by the government. Accounts receivable at December 31, 2015 are expected to be substantially collected within one year except for approximately $0.6 million, of which 88.9% is related to receivables from sales to the U.S. government. The remainder is related to receivables from contracts in which we acted as a subcontractor to other contractors.

The Company does not believe it has significant exposure to credit risk as accounts receivable and the related unbilled amounts are primarily due from the U.S. government. The allowance for doubtful accounts represents our estimate for exposure to compliance, contractual issues and bad debts related to prime contractors.

6.	Property and Equipment

Major classes of property and equipment are summarized as follows (in thousands):

	December 31,
	2015	2014
Furniture and equipment	$44,718	$43,659
Leasehold improvements	35,733	35,601
Property and equipment-gross	80,451	79,260
Accumulated depreciation and amortization	(58,012)	(53,517)
Property and equipment-net	$22,439	$25,743

Depreciation and amortization expense related to property and equipment for the years ended December 31, 2015, 2014 and 2013 was $8.5 million, $9.0 million and $8.7 million, respectively.

7.	Goodwill and Other Intangible Assets

Under ASC 350, Intangibles - Goodwill and Other, goodwill is to be reviewed at least annually for impairment and whenever events or circumstances indicate that the carrying value of goodwill may not be fully recoverable. We have elected to perform this review during the fourth quarter of each calendar year.

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

The changes in the carrying amounts of goodwill during fiscal years 2015 and 2014 were as follows (in thousands):

Goodwill Balance
Goodwill at December 31, 2013	$752,867
Acquisitions	98,773
Goodwill at December 31, 2014	851,640
Acquisitions	71,922
Divestiture	(3,971)
Goodwill at December 31, 2015	$919,591

Other intangible assets consisted of the following (in thousands):

	December 31, 2015			December 31, 2014
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Other intangible assets:
Contract and program intangible assets	$281,682	$140,163	$141,519	$266,272	$126,619	$139,653
Capitalized software cost for internal use	36,170	23,522	12,648	35,036	19,500	15,536
Other	58	49	9	115	54	61
Total other intangible assets-net	$317,910	$163,734	$154,176	$301,423	$146,173	$155,250

Amortization expense relating to intangible assets for the years ended December 31, 2015, 2014 and 2013 was $21.2 million, $20.4 million and $20.4 million, respectively. We estimate that we will have the following amortization expense for the future periods indicated below (in thousands):

Year ending:
December 31, 2016	$21,484
December 31, 2017	$20,018
December 31, 2018	$18,314
December 31, 2019	$15,836
December 31, 2020	$12,614

8.	Debt

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

Borrowings under our credit agreement are collateralized by substantially all the assets of ManTech and its Material Subsidiaries (as defined in the credit agreement) and bear interest at one of the following variable rates as selected by the Company at the time of borrowing: a LIBOR based rate plus market spreads (1.25% to 2.25% based on our consolidated total leverage ratio) or Bank of America's base rate plus market spreads (0.25% to 1.25% based on our consolidated total leverage ratio). The aggregate annual weighted average interest rates were 1.88% and 0.76% for the years ended December 31, 2015 and 2014, respectively.

The terms of the credit agreement permit prepayment and termination of the loan commitments at any time, subject to certain conditions. The credit agreement requires the Company to comply with specified financial covenants, including the maintenance of certain leverage ratios and a certain consolidated coverage ratio. The credit agreement also contains various covenants, including affirmative covenants with respect to certain reporting requirements and maintaining certain business activities, and negative covenants that, among other things, may limit or impose restrictions on our ability to incur liens, incur additional indebtedness, make investments, make acquisitions and undertake certain other actions. As of, and during, December 31, 2015 and 2014, we were in compliance with our financial covenants under the credit agreement.

There was no outstanding balance on our revolving credit facility at both December 31, 2015 and 2014. The weighted average borrowings under the revolving portion of the facility during the years ended December 31, 2015 and 2014 were $11.1 million and $9.1 million, respectively. The maximum available borrowing under the revolving credit facility at December 31, 2015 was $480.8 million. At December 31, 2015 and 2014, we were contingently liable under letters of credit totaling $19.2 million and $0.8 million, respectively, which reduces our availability to borrow under our revolving credit facility.

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

Contracts with the U.S. government including subcontracts are subject to extensive legal and regulatory requirements and, from time-to-time, agencies of the U.S. government, in the ordinary course of business, investigate whether our operations are conducted in accordance with these requirements and the terms of the relevant contracts. U.S. government investigations of the Company, whether related to our U.S. government contracts or conducted for other reasons, could result in administrative, civil or criminal liabilities, including repayments, fines or penalties being imposed upon the Company, or could lead to suspension or debarment from future U.S. government contracting. Management believes it has adequately reserved for any losses that may be experienced from any investigation of which it is aware. The Defense Contract Audit Agency (DCAA) has substantially completed our incurred cost audits through 2011, with no material adjustments. The remaining audits for 2010 through 2015 are not expected to have a material effect on our financial position, results of operations or cash flow and management believes it has adequately reserved for any losses.

In the normal course of business, we are involved in certain governmental and legal proceedings, claims and disputes and have litigation pending under several suits. We believe that the ultimate resolution of these matters will not have a material effect on our financial position, results of operations or cash flows.

We have an outstanding performance bond in the amount of $19.0 million, which is in connection with a joint venture between ManTech MENA, LLC and Jadwalean International Operations and Management Company in order to fulfill technical support requirements for the Royal Saudi Air Force.

We lease office space and equipment under long-term operating leases. A number of the leases contain renewal options and escalation clauses. At December 31, 2015, aggregate future minimum rental commitments under these leases are as follows (in thousands):

Total
Year ending:
December 31, 2016	$30,202
December 31, 2017	25,643
December 31, 2018	22,740
December 31, 2019	21,560
December 31, 2020	15,501
Thereafter	40,255
Total	$155,901

Office space and equipment rent expense totaled approximately $37.2 million, $42.9 million and $47.6 million for the years ended December 31, 2015, 2014 and 2013, respectively.

We had $11.1 million of deferred rent liabilities resulting from recording rent expense on a straight-line basis over the life of the respective lease for both the years ended December 31, 2015 and 2014.

10.	Stockholders' Equity and Stock-Based Compensation

Common Stock-We have 150,000,000 shares of authorized Class A common stock, par value $0.01 per share. We have 50,000,000 shares of authorized Class B common stock, par value $0.01 per share. On December 31, 2015, there were 24,487,471 shares of Class A common stock outstanding, 244,113 shares of Class A common stock recorded as treasury stock and 13,191,845 shares of Class B common stock outstanding.

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

Preferred Stock-We are authorized to issue an aggregate of 20,000,000 shares of preferred stock, $0.01 par value per share, the terms and conditions of which are determined by our Board of Directors upon issuance. The rights, preferences and privileges of holders of our common stock are subject to, and may be adversely affected by, the rights of holders of any shares of preferred stock that we may designate and issue in the future. At December 31, 2015 and 2014, no shares of preferred stock were outstanding and the Board of Directors currently has no plans to issue a series of preferred stock.

Accounting for Stock-Based Compensation:

Our 2011 Management Incentive Plan (the Plan) was designed to attract, retain and motivate key employees. The types of awards available include options, restricted stock and RSUs. Awards granted under the Plan are settled in shares of Class A common stock. At the beginning of each year, the Plan provides that the number of shares available for issuance automatically increases by an amount equal to 1.5% of the total number of shares of Class A and Class B common stock outstanding on December 31st of the previous year. On January 4, 2016, there were 565,190 additional shares made available for issuance under the Plan. Through December 31, 2015, the Board of Directors has authorized the issuance of up to 12,817,107 shares under this plan. Through December 31, 2015, the remaining aggregate number of shares of our common stock available for future grants under the Plan was 5,059,953. The Plan expires in May 2021.

The Plan is administered by the compensation committee of our Board of Directors, along with its delegates. Subject to the express provisions of the Plan, the committee has the Board of Directors' authority to administer and interpret the Plan, including the discretion to determine the exercise price, vesting schedule, contractual life and the number of shares to be issued.

Stock Compensation Expense-For the years ended December 31, 2015, 2014 and 2013, we recorded $4.4 million, $4.4 million and $5.2 million of stock-based compensation expense, respectively. No compensation expense of employees with stock awards, including stock-based compensation expense, was capitalized during the periods. For the years ended December 31, 2015, 2014 and 2013, the total recognized tax deficiency from the exercise of stock options, vested cancellations and the vesting of restricted stock was $3.0 million, $3.2 million and $2.3 million, respectively.

Stock Options-We typically issue options that vest over three years in equal installments beginning on the first anniversary of the date of grant. Under the terms of the Plan, the contractual life of the option grants may not exceed eight years. During the years ended December 31, 2015, 2014 and 2013, we issued options that expire five years from the date of grant.

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

The following weighted-average assumptions were used for option grants during the years ended December 31, 2015, 2014 and 2013:

Volatility-The expected volatility of the options granted was estimated based upon historical volatility of our share price through weekly observations of our trading history.

Expected Term-The expected term of options granted to employees during fiscal years 2015, 2014 and 2013 was determined from historical exercises of the grantee population. For all grants valued during fiscal years 2015, 2014 and 2013, the options had graded vesting over three years in equal installments beginning on the first anniversary of the date of the grant and a contractual term of five years.

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

The following table summarizes weighted-average assumptions used in our calculations of fair value for the years ended December 31, 2015, 2014 and 2013:

	Year Ended December 31,
	2015	2014	2013
Volatility	26.16%	28.96%	31.92%
Expected life of options	3 years	3 years	3 years
Risk-free interest rate	1.15%	0.96%	0.56%
Dividend yield	3.00%	3.00%	3.00%

Stock Option Activity-The weighted-average fair value of options granted during the years ended December 31, 2015, 2014 and 2013, as determined under the Black-Scholes-Merton valuation model, was $4.59, $4.76 and $4.84, respectively. Option grants that vested during the years ended December 31, 2015, 2014 and 2013 had a combined fair value of $3.6 million, $4.4 million and $6.1 million, respectively.

The following table summarizes stock option activity for the years ended December 31, 2015, 2014 and 2013:

	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value (in thousands)
Stock options at December 31, 2012	3,421,196	$38.61	$626
Granted	957,525	$27.42
Exercised	(79,567)	$22.75	$400
Cancelled and expired	(899,034)	$39.84
Stock options at December 31, 2013	3,400,120	$35.51	$4,488
Granted	946,576	$29.12
Exercised	(158,371)	$24.78	$754
Cancelled and expired	(797,293)	$41.75
Stock options at December 31, 2014	3,391,032	$32.76	$4,722
Granted	237,853	$30.87
Exercised	(284,320)	$27.51	$1,348
Cancelled and expired	(849,255)	$39.56
Stock options at December 31, 2015	2,495,310	$30.86	$3,583

The following table summarizes non-vested stock options for the year ended December 31, 2015:

	Number of Shares	Weighted Average Fair Value
Non-vested stock options at December 31, 2014	1,673,528	$4.83
Granted	237,853	$4.59
Vested	(726,750)	$4.89
Cancelled	(193,341)	$4.79
Non-vested stock options at December 31, 2015	991,290	$4.74

The following table includes information concerning stock options exercisable and stock options expected to vest at December 31, 2015:

	Number of Shares	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Aggregate Intrinsic Value (in thousands)
Stock options exercisable	1,504,020	2 years	$32.01	$2,236
Stock options expected to vest	894,966	4 years	$29.08	$1,242
Stock options exercisable and expected to vest	2,398,986

Unrecognized compensation expense related to outstanding stock options expected to vest as of December 31, 2015 was $3.0 million, which is expected to be recognized over a weighted-average period of 2 years and will be adjusted for any future changes in estimated forfeitures.

Restricted Stock-Under the Plan, we have issued restricted stock. A restricted stock award is an issuance of shares that cannot be sold or transferred by the recipient until the vesting period lapses. Restricted stock issued to members of our Board of Directors vest in one year. The related compensation expense is recognized over the service period and is based on the grant date fair value of the stock and the number of shares expected to vest. The grant date fair value of the restricted stock is equal to the closing market price of our common stock on the date of grant.

Restricted Stock Activity-The following table summarizes the restricted stock activity during the years ended December 31, 2014 and 2015:

	Number of Shares	Weighted Average Fair Value
Non-vested restricted stock at December 31, 2013	21,000	$27.65
Granted	21,000	$30.61
Vested	(21,000)	$27.65
Non-vested restricted stock at December 31, 2014	21,000	$30.61
Granted	21,000	$28.98
Vested	(21,000)	$30.61
Non-vested restricted stock at December 31, 2015	21,000	$28.98

Restricted Stock Units-Under the Plan, we issued restricted stock units (RSUs). RSUs are not actual shares, but rather a right to receive shares in the future based on the level of achievement of performance criteria. The shares are not issued and the employee cannot sell or transfer shares prior to vesting and has no voting rights until the RSUs vest. Employees who are granted RSUs do not receive dividend payments during the service period. The employees' RSUs will result in the delivery of shares if (a) performance criteria is met and (b) the employee remains employed, in good standing, through the date of the performance period. The performance period is 2 years (January 1, 2015 - December 31, 2016). The grant date fair value of the RSUs is equal to the closing market price of our common stock on the grant date less the present value of dividends expected to be awarded during the service period. We recognize the grant date fair value of RSUs of shares we expect to issue as compensation expense ratably over the requisite service period.

Restricted Stock Unit Activity-The following table summarizes the nonvested restricted stock unit activity during the year ended December 31, 2015. There was no restricted stock unit activity during the year ended December 31, 2014.

	Number of Units	Weighted Average Fair Value
Non-vested restricted stock units at December 31, 2014	—	$—
Granted	105,900	$30.85
Forfeited	(12,450)	$30.92
Non-vested restricted stock units at December 31, 2015	93,450	$30.84

11.	Retirement Plans

As of December 31, 2015, we maintained a qualified defined contribution plan. Our qualified defined contribution plan covers substantially all employees and complies with Section 401 of the Internal Revenue Code. Under this plan, we stipulated a basic matching contribution that matches a portion of the participants' contribution based upon a defined schedule. Additionally, this plan contains a discretionary contribution component where the Company may contribute additional amounts based on a percentage of eligible employees' compensation. Contributions are invested by an independent investment company. The choice of investment alternatives is at the election of each participating employee. Our contributions to the plan were approximately $18.5 million, $18.6 million and $19.3 million for the years ended December 31, 2015, 2014 and 2013, respectively.

We maintained an Employee Stock Ownership Plan (ESOP) as of December 31, 2015. On December 18, 1998, the Board of Directors approved the establishment of a qualified ESOP, effective January 1, 1999, for the benefit of substantially all of our U.S. domestic-based employees and some overseas employees. The ESOP is non-leveraged and is funded entirely through Company contributions based on a percentage of eligible employee compensation, as defined in the plan. Participants must be employees of the Company or eligible Company subsidiaries and must meet minimum service requirements to be eligible for annual contributions. The ESOP specifies a five-year vesting schedule over which participants become vested in the Class A common stock allocated to their participant account. The amount of our annual contribution to the ESOP is at the discretion of our Board of Directors. For the years ended December 31, 2015, 2014 and 2013, we recorded $0, $0 and $0.9 million, respectively, as compensation expense related to ESOP contributions. There were 0 shares, 0 shares and 31,653 shares of Class A common stock contributed to the ESOP for the years ended December 31, 2015, 2014 and 2013, respectively. As required under ASC 718-40, Compensation - Stock Compensation - Employee Stock Ownership Plans, compensation expense is recorded for shares committed to be released to employees based on the fair market value of those shares in the period in which they are committed to be released. For the years ended December 31, 2014 and 2013, new shares were issued to satisfy this obligation.

As of December 31, 2015, we also maintained an Employee Supplemental Savings Plan (ESSP), a non-qualified deferred compensation plan, for certain key employees. Under this plan, eligible employees may defer up to 75% of qualified annual base compensation and 100% of bonus. In the ESSP, participant deferral accounts are credited with a rate of return based on investment elections as selected by the participant. The assets related to the ESSP are held in a rabbi trust owned by the Company for benefit of the participating employees. The trust investments are in the form of variable universal life insurance products, which are owned by the Company. These investments seek to replicate the return of the participant investment elections. Employee contributions to this plan were approximately $2.8 million, $3.0 million and $3.2 million for the years ended December 31, 2015, 2014 and 2013, respectively.

We maintained a nonqualified supplemental defined benefit pension plan for certain retired employees of an acquired company as of December 31, 2015. These plans were informally and partially funded beginning in 1999 through a rabbi trust. Assets held in a rabbi trust are not eligible to be included in the calculation of plan status. At both December 31, 2015 and 2014, 100% of the rabbi trust assets were invested in a money market account with a commercial bank. All covered employees retired prior to 1998. Our benefit obligation was $1.1 million and $1.3 million at December 31, 2015 and 2014, respectively.

12.	Income Taxes

The domestic and foreign components of income operations before income taxes and equity method investments were as follows (in thousands):

	Year Ended December 31,
	2015	2014	2013
Domestic	$85,665	$79,238	$6,768
Foreign	(311)	(137)	(215)
Income from operations before income taxes and equity method investments	$85,354	$79,101	$6,553

The provision for income taxes was comprised of the following components (in thousands):

	Year Ended December 31,
	2015	2014	2013
Current provision:
Federal	$2,714	$10,375	$18,702
State	1,247	2,499	4,011
Foreign	77	160	86
	4,038	13,034	22,799
Deferred provision (benefit):
Federal	27,817	17,739	(6,557)
State	5,825	4,477	(1,858)
	33,642	22,216	(8,415)
Non-current provision (benefit) resulting from allocating tax benefits directly to additional paid in capital and changes in liabilities:
Federal	(2,568)	(2,755)	(2,009)
State	(746)	(970)	(522)
Foreign	—	—	(11)
	(3,314)	(3,725)	(2,542)
Provision for income taxes	$34,366	$31,525	$11,842

For the years ended December 31, 2015, 2014 and 2013, the non-current benefit for income taxes includes $3.0 million, $3.3 million and $2.4 million, respectively, arising from the cancellation of vested stock options allocated to equity and valuation differences between grant date and vesting dates on restricted stock allocated to equity and $0.3 million, $0.4 million and $0.1 million, respectively, related to liabilities for uncertain tax positions.

The schedule of effective income tax rate reconciliation is as follows:

	Year Ended December 31,
	2015	2014	2013
Statutory U.S. Federal tax rate	35.0%	35.0%	35.0%
Increase (decrease) in tax rate resulting from:
State taxes—net of Federal benefit	4.8%	5.0%	18.6%
Excess executive compensation	0.5%	1.3%	16.7%
Section 199 deductions	(0.4)%	(0.6)%	(6.5)%
Deferred compensation (ESSP)	0.2%	(0.7)%	(24.6)%
Goodwill impairment	—%	—%	200.1%
Tax basis deduction of investment	—%	—%	(15.3)%
Provisions of American Taxpayer Relief Act of 2012	—%	—%	(10.3)%
Acquisition working capital settlement	—%	—%	(5.0)%
Other, net	0.1%	—%	(0.7)%
Effective tax rate	40.2%	40.0%	208.0%

The Company paid income taxes, net of refunds, of $6.4 million, $14.3 million and $14.9 million for the years ended December 31, 2015, 2014 and 2013, respectively.

Deferred income taxes arise from temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements. A summary of the tax effect of the significant components of deferred income taxes is as follows (in thousands):

	December 31,
	2015	2014
Gross deferred tax liabilities:
Goodwill and other assets	$111,156	$86,242
Unbilled receivables	19,154	14,549
Property and equipment	4,554	3,931
Total	134,864	104,722

Gross deferred tax assets:
Retirement and other liabilities	(29,000)	(31,851)
Allowance for potential contract losses and other contract reserves	(3,429)	(3,911)
Federal and state operating loss carryforwards	(400)	(441)
Total	(32,829)	(36,203)
Net deferred tax liabilities	$102,035	$68,519

The tax benefits associated with nonqualified stock options and disqualifying dispositions of incentive stock options reduced the current taxes payable by $0.1 million for the year ended December 31, 2015. These benefits were recorded as an increase to additional paid-in capital.

At December 31, 2015, we had state net operating losses of approximately $9.2 million that expire beginning 2017 through 2033.

A reconciliation of the beginning and ending balances of the total amounts of gross unrecognized tax benefits is as follows (in thousands):

	December 31,
	2015	2014	2013
Gross unrecognized tax benefits at beginning of year	$785	$1,207	$1,376
Lapse in statute of limitations	(266)	(575)	(307)
Increases in tax positions for prior years	—	80	95
Decreases in tax positions for prior years	—	(13)	(26)
Increases in tax positions for current year	—	86	69
Gross unrecognized tax benefits at end of year	$519	$785	$1,207

The total liability for gross unrecognized tax benefits as of December 31, 2015, 2014 and 2013 includes $0.4 million, $0.6 million and $0.9 million, respectively, of unrecognized net tax benefits which, if ultimately recognized, would reduce our annual effective tax rate in a future period.

The Company is subject to income taxes in the U.S., various state and foreign jurisdictions. Tax statutes and regulations within each jurisdiction are subject to interpretation and require significant judgment to apply. The Company is no longer subject to U.S., state or non-U.S. income tax examinations by tax authorities for the years before 2011. The Company believes it is reasonably possible that $0.3 million of gross unrecognized tax benefits will be settled within the next year due to expirations of statute of limitations.

The Company recognizes interest related to unrecognized tax benefits within interest expense and penalties related to unrecognized tax benefits in general and administrative expenses. At December 31, 2015, 2014 and 2013, interest and penalties on the net unrecognized tax benefits were $0.1 million, $0.2 million and $0.2 million, respectively.

13.	Business Segment and Geographic Area Information

We have one reportable segment. We deliver a broad array of IT and technical services solutions under contracts with the U.S. government. Our U.S. government customers typically exercise independent contracting authority, and even offices or divisions within an agency or department may directly, or through a prime contractor, use our services as a separate customer so long as that customer has independent decision-making and contracting authority within its organization. The U.S. Army Tank-Automotive Armament Command contract accounted for 5.6%, 7.5% and 19.4% of our revenues for the years ended December 31, 2015, 2014 and 2013, respectively. Revenues from the U.S. government under prime contracts and subcontracts were approximately 98.9%, 98.9% and 99.0% of our total revenues for the years ended December 31, 2015, 2014 and 2013, respectively. We treat sales to U.S. government customers as sales within the United States regardless of where the services are performed. U.S. revenues were approximately 99.9%, 99.7% and 99.8% of our total revenues for the years ended December 31, 2015, 2014 and 2013, respectively. International revenues were approximately 0.1%, 0.3% and 0.2% of our total revenues for the years ended December 31, 2015, 2014 and 2013, respectively. Furthermore, substantially all assets from continuing operations were held in the United States for the years ended December 31, 2015, 2014 and 2013.

14.	Divestiture of ManTech Cyber Solutions International and Investment in CounterTack Inc.

On July 13, 2015, we divested ManTech Cyber Solutions International (MCSI), which was engaged in the business of providing commercial cyber products. We received consideration of preferred stock in CounterTack Inc. that has a fair value of $6.7 million. The fair value is based on the quoted price for the identical item held by another party (Level 2). We recorded a gain on the sale of $1.7 million, which is included in the other income (expense), net line item on the consolidated statement of income for the year ended December 31, 2015. We divested assets of $5.5 million and liabilities of $1.7 million. We recorded transaction costs associated with the divestiture of $1.2 million. The divestiture did not qualify to be presented as discontinued operations as it did not represent a strategic shift that would have a major effect on our operations and financial results.

On July 13, 2015, we purchased additional preferred stock in CounterTack Inc. for $3.8 million. This additional cash investment, along with the consideration received for the sale of MCSI, was accounted for under the cost method of accounting for investments.

15.	Quarterly Financial Information (Unaudited)

The quarterly financial data reflects, in the opinion of the Company, all normal and recurring adjustments to present fairly the results of operations for such periods. Results of any one or more quarters are not necessarily indicative of annual results or continuing trends. The following tables set forth selected unaudited quarterly financial data:

	2015
	March 31,	June 30,	September 30,	December 31,
	(in thousands, except per share data)
Revenues	$370,330	$384,378	$393,008	$402,401
Operating income	$19,846	$21,112	$21,120	$22,808
Income from operations before income taxes and equity method investments	$19,497	$20,879	$22,353	$22,625
Net income	$11,758	$12,450	$13,028	$13,891

Class A common stock:
Basic weighted average common shares outstanding	24,206	24,325	24,341	24,393
Basic earnings per share	$0.31	$0.33	$0.35	$0.37
Diluted weighted average common shares outstanding	24,359	24,426	24,406	24,513
Diluted earnings per share	$0.31	$0.33	$0.35	$0.37
Class B common stock:
Basic weighted average common shares outstanding	13,193	13,193	13,193	13,193
Basic earnings per share	$0.31	$0.33	$0.35	$0.37
Diluted weighted average common shares outstanding	13,193	13,193	13,193	13,193
Diluted earnings per share	$0.31	$0.33	$0.35	$0.37

	2014
	March 31,	June 30,	September 30,	December 31,
	(in thousands, except per share data)
Revenues	$452,033	$463,381	$447,200	$411,367
Operating income	$20,042	$24,070	$26,732	$23,972
Income from operations before income taxes and equity method investments	$16,059	$12,929	$26,492	$23,621
Net income	$9,634	$7,708	$15,487	$14,465

Class A common stock:
Basic weighted average common shares outstanding	23,988	24,023	24,061	24,115
Basic earnings per share	$0.26	$0.21	$0.42	$0.39
Diluted weighted average common shares outstanding	24,057	24,092	24,126	24,191
Diluted earnings per share	$0.26	$0.21	$0.41	$0.39
Class B common stock:
Basic weighted average common shares outstanding	13,193	13,193	13,193	13,193
Basic earnings per share	$0.26	$0.21	$0.42	$0.39
Diluted weighted average common shares outstanding	13,193	13,193	13,193	13,193
Diluted earnings per share	$0.26	$0.21	$0.41	$0.39

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

The Company has had no disagreements with its auditors on accounting principles, practices or financial statement disclosure during and through the date of the financial statements included in this Report.

Item 9A.	Controls and Procedures

We performed an assessment as of December 31, 2015 of the effectiveness of the design and operation of our disclosure controls and procedures and our internal control over financial reporting. This assessment was done under the supervision and with the participation of management, including our principal executive officer and principal financial officer. Included as Exhibits 31.1 and 31.2 to this Annual Report on Form 10-K are forms of “Certification” of our principal executive officer (our Chairman of the Board and Chief Executive Officer) and our principal financial officer (our Chief Financial Officer). The forms of Certification are required in accordance with Section 302 of the Sarbanes-Oxley Act of 2002. This section of the Annual Report on Form 10-K that you are currently reading is the information concerning the assessment referred to in the Section 302 certifications and required by the rules and regulations of the SEC. You should read this information in conjunction with the Section 302 certifications for a more complete understanding of the topics presented.

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

Limitations on the Effectiveness of Controls-Management, including our principal executive officer and our principal financial officer, does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no assessment of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management's override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

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

Assessment of Effectiveness of Disclosure Controls and Procedures-Based upon the assessments, our principal executive officer and our principal financial officer have concluded that as of December 31, 2015 our disclosure controls and procedures were effective at the reasonable assurance level described above.

Management's Report on Internal Control over Financial Reporting-Management is responsible for establishing and maintaining adequate control over financial reporting. Management used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission in the Internal Control-Integrated Framework (2013) to assess the effectiveness of our internal control over financial reporting. Based upon the assessments, our management has concluded that as of December 31, 2015 our internal control over financial reporting was effective. Our independent registered public accounting firm issued an attestation report concerning our internal control over financial reporting, which appears further in this Annual Report.

Changes in Internal Control over Financial Reporting-During the three months ended December 31, 2015, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control for financial reporting.

Item 9B.	Other Information

None.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
ManTech International Corporation
Fairfax, Virginia
We have audited the internal control over financial reporting of ManTech International Corporation and subsidiaries (the "Company") as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.  The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting.  Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2015 of the Company and our report dated February 19, 2016 expressed an unqualified opinion on those financial statements and financial statement schedule.
/s/ DELOITTE & TOUCHE LLP

McLean, Virginia
February 19, 2016

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information concerning our directors and executive officers required by Item 401 of Regulation S-K is included under the captions “Election of Directors” and “Executive Officers,” respectively, in our definitive Proxy Statement to be filed with the Securities and Exchange Commission (SEC) in connection with our 2016 Annual Meeting of Stockholders (the “2016 Proxy Statement”), and that information is incorporated by reference in this Annual Report on Form 10-K.

The information required by Item 405 of Regulation S-K concerning compliance with Section 16(a) of the Exchange Act is included under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in our 2016 Proxy Statement, and that information is incorporated by reference in this Annual Report on Form 10-K.

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

The information required by Item 407(d)(4) of Regulation S-K concerning the Audit Committee is included under the caption “Committees of the Board of Directors - Audit Committee” in our 2016 Proxy Statement and that information is incorporated by reference in this Annual Report on Form 10-K.

The information required by Item 407(d)(5) of Regulation S-K concerning the designation of an audit committee financial expert is included under the caption “Committees of the Board of Directors - Audit Committee” in our 2016 Proxy Statement and that information is incorporated by reference in this Annual Report on Form 10-K.

Item 11.	Executive Compensation

The information required by this Item 11 is included under the captions “Non-Employee Director Compensation Table,” “Certain Relationships and Related Person Transactions - Compensation Committee Interlocks and Insider Participation,” “Compensation Committee Report” and “Compensation Discussion and Analysis” and the related text and tables in our 2016 Proxy Statement and that information is incorporated by reference in this Annual Report on Form 10-K.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 403 of Regulation S-K is included under the caption “Beneficial Ownership of Our Stock” in our 2016 Proxy Statement, and that information is incorporated by reference in this Annual Report on Form 10-K.

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides information as of December 31, 2015 with respect to compensation plans (including individual compensation arrangements) under which our equity securities are authorized for issuance.

Equity Compensation Plan Information
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	2,495,310	$30.86	5,059,953
Equity compensation plans not approved by security holders	—	—	—
Total	2,495,310	$30.86	5,059,953

The plan contains a formula that automatically increases the number of securities available for issuance. The plan provides that the number of shares available for issuance under the plan automatically increases on the first trading day of January each calendar year during the term of the plan by an amount equal to 1.5% of the total number of shares outstanding (including all outstanding classes of common stock) on the last trading day in December of the immediately preceding calendar year, but provides that in no event should any such annual increase exceed 1,500,000 shares. On January 4, 2016, there were 565,190 shares added to the plan under this provision.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this Item 13 is included under the captions “Certain Relationships and Related Person Transactions” and “Corporate Governance - Director Independence” in our 2016 Proxy Statement and that information is incorporated by reference in this Annual Report on Form 10-K.

Item 14.	Principal Accounting Fees and Services

The information required by this Item 14 is included under the caption “Ratification of Appointment of Independent Auditors” in our 2016 Proxy Statement and that information is incorporated by reference in this Annual Report on Form 10-K.

PART IV

Item 15.	Exhibits, Financial Statement Schedule

(a) The following documents are filed as a part of this Annual Report on Form 10-K:

(1)All financial statements:

(2)Financial statement schedule:

SCHEDULE NO.	DESCRIPTION	PAGE
Schedule II	Valuation and Qualifying Accounts for the years ended December 31, 2015, 2014 and 2013	72

(3)     Exhibits required by Item 601 of Regulation S-K (each management contract or compensatory plan or arrangement required to be filed as an exhibit to this annual report pursuant to Item 15(b) of this annual report is identified in the Exhibit list below):

Exhibit	Description
3.1
Second Amended and restated Certificate of Incorporation of the registrant as filed with the Secretary of State of the State of Delaware on January 30, 2002 (incorporated herein by reference from registrant's Registration Statement on Form S-1 (File No. 333-73946), as filed with the Securities and Exchange Commission (SEC) on November 23, 2002, as amended).

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

10.3*
ManTech International Corporation 2015 Executive Compensation Plan, adopted on March 11, 2015 in which our executive officers participate (incorporated herein by reference from registrant's Current Report on Form 8-K, as filed with the SEC on March 17, 2015).

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

10.9*
Form of Performance-Based Restricted Stock Unit Agreement granted under the Management Incentive Plan (incorporated herein by reference from registrant's Current Report on Form 8-K, as filed with the SEC on March 17, 2015).

10.10*‡	Form of Executive Continuity and Stay Incentive Agreement, by and between each of our executive officers and the registrant, filed herewith.
21.1‡	Subsidiaries of the Registrant.
23.1‡	Independent Registered Public Accounting Firm Consent.
24.1	Power of Attorney (included on signature page).
31.1‡	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.
31.2‡	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.
32‡	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended.
101
The following materials from ManTech International Corporation's Annual Report on Form 10-K for the year ended December 31, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at December 31, 2015 and 2014; (ii) Consolidated Statement of Income and Loss for the Years Ended December 31, 2015, 2014 and 2013; (iii) Consolidated Statements of Comprehensive Income and Loss for the Years Ended December 31, 2015, 2014 and 2013; (iv) Consolidated Statements of Changes in Stockholders' Equity for the Years Ended December 31, 2015, 2014 and 2013; (v) Consolidated Statements of Cash Flows for the Years Ended December 31, 2015, 2014 and 2013; and (vi) Notes to Consolidated Financial Statements.

* Management contract or compensatory plan or arrangement required to be filed as an Exhibit to this report pursuant to item 15(a)(3).
‡ Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MANTECH INTERNATIONAL CORPORATION

By:	/s/ GEORGE J. PEDERSEN
Name:	George J. Pedersen
Title:	Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer)
Date:	February 19, 2016

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

Name and Signature	Title	Date

/s/ GEORGE J. PEDERSEN	Chairman of the Board of Directors	February 19, 2016
George J. Pedersen	and Chief Executive Officer (Principal Executive Officer)

/s/ KEVIN M. PHILLIPS	Executive VP and Chief Financial Officer	February 19, 2016
Kevin M. Phillips	(Principal Financial Officer)

/s/ JUDITH L. BJORNAAS	Deputy Chief Financial Officer	February 19, 2016
Judith L. Bjornaas	(Principal Accounting Officer)

/s/ RICHARD L. ARMITAGE	Director	February 19, 2016
Richard L. Armitage

/s/ MARY K. BUSH	Director	February 19, 2016
Mary K. Bush

/s/ BARRY G. CAMPBELL	Director	February 19, 2016
Barry G. Campbell

/s/ WALTER R. FATZINGER, JR.	Director	February 19, 2016
Walter R. Fatzinger, Jr.

/s/ RICHARD J. KERR	Director	February 19, 2016
Richard J. Kerr

/s/ KENNETH A. MINIHAN	Director	February 19, 2016
Kenneth A. Minihan

/s/ STEPHEN W. PORTER	Director	February 19, 2016
Stephen W. Porter

SCHEDULE II

Valuation and Qualifying Accounts

Activities in our allowance accounts for the years ended December 31, 2015, 2014 and 2013 were as follows (in thousands):

Doubtful Accounts
	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions	Other*	Balance at End of Period
2013	$9,449	—	—	587	$10,036
2014	$10,036	—	(165)	(41)	$9,830
2015	$9,830	—	(552)	(805)	$8,473

*	Other represents doubtful account reserves released or recorded as part of net revenues for estimated customer disallowances.

Deferred Tax Asset Valuation
	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions	Other	Balance at End of Period
2013	$—	191	—	—	$191
2014	$191	—	(127)	—	$64
2015	$64	—	—	(64)	$—