Form 10-Q
period 2016-03-31
MANTECH INTERNATIONAL CORP
filed 2016-04-29
CIK 892537

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
__________________________________________
FORM 10-Q
__________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2016
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No
As of April 27, 2016 there were 24,521,085 shares outstanding of our Class A common stock and 13,191,845 shares outstanding of our Class B common stock.

MANTECH INTERNATIONAL CORPORATION
FORM 10-Q
FOR THE QUARTER ENDED March 31, 2016

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

MANTECH INTERNATIONAL CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands Except Share and Per Share Amounts)

	(unaudited)
	March 31, 2016	December 31, 2015
ASSETS
Cash and cash equivalents	$60,404	$41,314
Receivables—net	311,554	304,253
Prepaid expenses and other	20,915	23,605
Total Current Assets	392,873	369,172
Goodwill	919,591	919,591
Other intangible assets—net	149,313	154,176
Employee supplemental savings plan assets	27,639	27,557
Property and equipment—net	23,382	22,439
Investments	10,943	10,853
Other assets	2,425	2,636
TOTAL ASSETS	$1,526,166	$1,506,424
LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Accounts payable and accrued expenses	$105,859	$106,271
Accrued salaries and related expenses	75,536	60,940
Billings in excess of revenue earned	9,786	12,685
Total Current Liabilities	191,181	179,896
Deferred income taxes—non-current	107,014	102,035
Accrued retirement	27,280	29,877
Other long-term liabilities	11,164	10,879
TOTAL LIABILITIES	336,639	322,687
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY
Common stock, Class A—$0.01 par value; 150,000,000 shares authorized; 24,759,921 and 24,731,584 shares issued at March 31, 2016 and December 31, 2015; 24,515,808 and 24,487,471 shares outstanding at March 31, 2016 and December 31, 2015	248	247
Common stock, Class B—$0.01 par value; 50,000,000 shares authorized; 13,191,845 and 13,191,845 shares issued and outstanding at March 31, 2016 and December 31, 2015	132	132
Additional paid-in capital	438,655	438,168
Treasury stock, 244,113 and 244,113 shares at cost at March 31, 2016 and December 31, 2015	(9,158)	(9,158)
Retained earnings	759,759	754,457
Accumulated other comprehensive loss	(109)	(109)
TOTAL STOCKHOLDERS’ EQUITY	1,189,527	1,183,737
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,526,166	$1,506,424

See notes to condensed consolidated financial statements.

MANTECH INTERNATIONAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In Thousands Except Per Share Amounts)

	(unaudited) Three months ended March 31,
	2016	2015
REVENUES	$390,662	$370,330
Cost of services	333,514	314,149
General and administrative expenses	35,203	36,335
OPERATING INCOME	21,945	19,846
Interest expense	(289)	(275)
Interest income	44	67
Other income (expense), net	8	(141)
INCOME FROM OPERATIONS BEFORE INCOME TAXES AND EQUITY METHOD INVESTMENTS	21,708	19,497
Provision for income taxes	(8,560)	(7,739)
Equity in gains of unconsolidated subsidiaries	68	—
NET INCOME	$13,216	$11,758
BASIC EARNINGS PER SHARE:
Class A common stock	$0.35	$0.31
Class B common stock	$0.35	$0.31
DILUTED EARNINGS PER SHARE:
Class A common stock	$0.35	$0.31
Class B common stock	$0.35	$0.31

See notes to condensed consolidated financial statements.

MANTECH INTERNATIONAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In Thousands)

	(unaudited) Three months ended March 31,
	2016	2015
NET INCOME	$13,216	$11,758
OTHER COMPREHENSIVE LOSS:
Translation adjustments, net of tax	—	(25)
COMPREHENSIVE INCOME	$13,216	$11,733

See notes to condensed consolidated financial statements.

MANTECH INTERNATIONAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)

	(unaudited) Three months ended March 31,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$13,216	$11,758
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,622	7,178
Deferred income taxes	3,595	2,966
Stock-based compensation	1,091	1,210
Equity in gains of unconsolidated subsidiaries	(68)	—
Excess tax benefits from exercise of stock options	(1)	(58)
Change in assets and liabilities—net of effects from acquired businesses:
Receivables—net	(7,307)	18,790
Prepaid expenses and other	2,690	(298)
Employee supplemental savings plan asset	(82)	(645)
Accounts payable and accrued expenses	(1,084)	(25,698)
Accrued salaries and related expenses	14,596	8,818
Billings in excess of revenue earned	(2,899)	4,465
Accrued retirement	(2,597)	(2,543)
Other	324	(93)
Net cash flow from operating activities	29,096	25,850
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(2,278)	(1,572)
Investment in capitalized software for internal use	(399)	(96)
Payments to acquire investments	(201)	(750)
Proceeds from sale of investment	—	13
Net cash flow from investing activities	(2,878)	(2,405)
CASH FLOWS FROM FINANCING ACTIVITIES:
Dividends paid	(7,910)	(7,856)
Proceeds from exercise of stock options	781	4,200
Excess tax benefits from exercise of stock options	1	58
Borrowings under revolving credit facility	—	1,500
Repayments under revolving credit facility	—	(1,500)
Net cash flow from financing activities	(7,128)	(3,598)
NET CHANGE IN CASH AND CASH EQUIVALENTS	19,090	19,847
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	41,314	23,781
CASH AND CASH EQUIVALENTS, END OF PERIOD	$60,404	$43,628
SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest	$241	$252
Cash paid for income taxes, net	$(60)	$80
See notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2016
UNAUDITED

1.	Description of the Business

ManTech International Corporation (depending on the circumstances, “ManTech,” “Company,” “we,” “our,” “ours” or “us”) provides innovative technologies and solutions for mission-critical national security programs for the intelligence community; the departments of Defense, State, Homeland Security, Health and Human Services, Veteran Affairs and Justice, including the Federal Bureau of Investigations (FBI); the space community; and other United States of America (U.S.) government customers. We provide support to critical national security programs for approximately 50 federal agencies through approximately 1,000 current contracts. Our expertise includes cybersecurity; software and systems development; enterprise information technology (IT); multi-disciplined intelligence; program protection and mission assurance; systems engineering; test and evaluation; command, control, communications, computers, intelligence, surveillance and reconnaissance; training; supply chain management and logistics; and management consulting. We support major national missions, such as military readiness and wellness, terrorist threat detection, information security and border protection. Our employees operate primarily in the U.S. as well as numerous locations internationally.

2.	Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and note disclosures normally included in the annual financial statements, prepared in accordance with accounting principles generally accepted in the U.S., have been condensed or omitted pursuant to those rules and regulations. The preparation of these consolidated financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. We recommend that you read these unaudited condensed consolidated financial statements in conjunction with the audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015, previously filed with the SEC. We believe that the unaudited condensed consolidated financial statements in this Form 10-Q reflect all adjustments that are necessary to fairly present the financial position, results of operations and cash flows for the interim periods presented. The results of operations for such interim periods are not necessarily indicative of the results that can be expected for the full year.

We reclassified Employee supplemental savings plan asset from the Other line item in Cash Flows from Operating Activities of the Condensed Consolidated Statement of Cash Flows for the three months ended March 31, 2015 to conform with current period presentation.

3.	Acquisitions

Knowledge Consulting Group, Inc.—On June 15, 2015, we completed the acquisition of Knowledge Consulting Group, Inc. (KCG). The results of KCG's operations have been included in our condensed consolidated financial statements since that date. The acquisition was completed through an agreement and plan of merger dated June 15, 2015, by and among ManTech Advanced Systems International, Inc., Knight Acquisitions Corporation and KCG. KCG provides comprehensive cyber security services including cloud security, certification and accreditation and various cyber defense solutions across federal and commercial markets. The acquisition strategically positions us to pursue additional cyber work in the Department of Homeland Security, FBI and the intelligence community by leveraging our enhanced cloud security expertise. We funded the acquisition through a combination of cash on hand and borrowings under our revolving credit facility. The agreement did not contain provisions for contingent consideration.

There were no acquisition costs related to the KCG transaction for the three months ended March 31, 2015.

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

KCG
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

Welkin Associates, Ltd.—On April 27, 2015, we completed the acquisition of Welkin Associates, Ltd. (Welkin), formerly a wholly-owned subsidiary of Computer Sciences Corporation (CSC). The results of Welkin's operations have been included in our condensed consolidated financial statements since that date. The acquisition was completed through a stock purchase agreement dated April 27, 2015, by and among ManTech International Corporation, CSC and Welkin. Welkin delivers mission-centric services in high-end systems engineering and advanced national security technology and business services. The acquisition strategically positions us to pursue large engineering and support opportunities throughout the intelligence community and DoD. We funded the acquisition with cash on hand. The stock purchase agreement did not contain provisions for contingent consideration.

For the three months ended March 31, 2015, we incurred approximately $0.1 million of acquisition costs related to the Welkin transaction, which are included in the general and administrative expenses in our condensed consolidated statement of income.

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

Under Accounting Standards Codification 260, Earnings per Share, the two-class method is an earnings allocation formula that determines earnings per share for each class of common stock according to dividends declared (or accumulated) and participation rights in undistributed earnings. Under that method, basic and diluted earnings per share data are presented for each class of common stock.

In applying the two-class method, we determined that undistributed earnings should be allocated equally on a per share basis between Class A and Class B common stock. Under our Certificate of Incorporation, the holders of the common stock are entitled to participate ratably, on a share-for-share basis as if all shares of common stock were of a single class, in such dividends as may be declared by the Board of Directors. During each of the three months ended March 31, 2016 and 2015, we declared and paid one quarterly dividend, in the amount of $0.21 per share, on both classes of common stock.

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

The net income available to common stockholders and weighted average number of common shares outstanding used to compute basic and diluted earnings per share for each class of common stock are as follows (in thousands, except per share amounts):

	Three months ended March 31,
	2016	2015
Distributed earnings	$7,914	$7,860
Undistributed earnings	5,302	3,898
Net income	$13,216	$11,758

Class A common stock:
Basic net income available to common stockholders	$8,588	$7,610
Basic weighted average common shares outstanding	24,476	24,206
Basic earnings per share	$0.35	$0.31

Diluted net income available to common stockholders	$8,599	$7,627
Effect of potential exercise of stock options	91	153
Diluted weighted average common shares outstanding	24,567	24,359
Diluted earnings per share	$0.35	$0.31

Class B common stock:
Basic net income available to common stockholders	$4,628	$4,148
Basic weighted average common shares outstanding	13,192	13,193
Basic earnings per share	$0.35	$0.31

Diluted net income available to common stockholders	$4,617	$4,131
Effect of potential exercise of stock options	—	—
Diluted weighted average common shares outstanding	13,192	13,193
Diluted earnings per share	$0.35	$0.31

For the three months ended March 31, 2016 and 2015, options to purchase 1.3 million and 2.0 million shares, respectively, were outstanding but not included in the computation of diluted earnings per share because the options’ effect would have been anti-dilutive. For the three months ended March 31, 2016 and 2015, there were 28,857 and 150,138 shares, respectively, issued from the exercise of stock options.

5.	Receivables

We deliver a broad array of services and solutions under contracts with the U.S. government, state and local governments and commercial customers. The components of contract receivables are as follows (in thousands):

	March 31, 2016	December 31, 2015
Billed receivables	$222,717	$233,735
Unbilled receivables:
Amounts billable	66,162	47,900
Revenues recorded in excess of funding	19,965	19,213
Retainage	10,934	11,878
Allowance for doubtful accounts	(8,224)	(8,473)
Receivables—net	$311,554	$304,253

Amounts billable consist principally of amounts to be billed within the next month. Revenues recorded in excess of funding are billable upon receipt of contractual amendments or other modifications. The retainage is billable upon completion of contract performance and approval of final indirect expense rates by the government. Accounts receivable at March 31, 2016 are expected to be substantially collected within one year except for approximately $0.8 million, of which 81.5% is related to receivables from sales to the U.S. government. The remainder is related to receivables from contracts in which we acted as a subcontractor to other contractors.

The Company does not believe it has significant exposure to credit risk as accounts receivable and the related unbilled amounts are primarily due from the U.S. government. The allowance for doubtful accounts represents our estimate for exposure to compliance, contractual issues and bad debts related to prime contractors.

6.	Property and Equipment

Major classes of property and equipment are summarized as follows (in thousands):

	March 31, 2016	December 31, 2015
Furniture and equipment	$47,311	$44,718
Leasehold improvements	35,856	35,733
Property and equipment—gross	83,167	80,451
Accumulated depreciation and amortization	(59,785)	(58,012)
Property and equipment—net	$23,382	$22,439

7.	Goodwill and Other Intangible Assets

There was no change in the carrying amount of goodwill during the three months ended March 31, 2016. The change in the carrying amount of goodwill during the year ended December 31, 2015 is as follows (in thousands):

Goodwill Balance
Goodwill at December 31, 2014	$851,640
Acquisitions	71,922
Divestiture	(3,971)
Goodwill at December 31, 2015	$919,591

Other intangible assets consisted of the following (in thousands):

	March 31, 2016			December 31, 2015
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Other intangible assets:
Contract and program intangible assets	$281,682	$144,483	$137,199	$281,682	$140,163	$141,519
Capitalized software cost for internal use	36,657	24,551	12,106	36,170	23,522	12,648
Other	58	50	8	58	49	9
Total other intangible assets—net	$318,397	$169,084	$149,313	$317,910	$163,734	$154,176

Amortization expense relating to intangible assets for the three months ended March 31, 2016 and 2015 was $5.4 million and $4.9 million, respectively. We estimate that we will have the following amortization expense for the future periods indicated below (in thousands):

For the remaining nine months ending December 31, 2016	$16,093
For the year ending:
December 31, 2017	$20,107
December 31, 2018	$18,402
December 31, 2019	$15,927
December 31, 2020	$12,841
December 31, 2021	$10,352

8.	Debt

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

Borrowings under our revolving credit facility are collateralized by substantially all the assets of ManTech and its Material Subsidiaries (as defined in the credit agreement) and bear interest at one of the following variable rates as selected by the Company at the time of borrowing: a London Interbank Offer Rate based rate plus market-rate spreads (1.25% to 2.25% based on our consolidated total leverage ratio) or Bank of America's base rate plus market spreads (0.25% to 1.25% based on our consolidated total leverage ratio).

The terms of the credit agreement permit prepayment and termination of the loan commitments at any time, subject to certain conditions. The credit agreement requires the Company to comply with specified financial covenants, including the maintenance of certain leverage ratios and a certain consolidated coverage ratio. The credit agreement also contains various covenants, including affirmative covenants with respect to certain reporting requirements and maintenance of certain business activities, and negative covenants that, among other things, may limit or impose restrictions on our ability to incur liens, incur additional indebtedness, make investments, make acquisitions and undertake certain other actions. As of March 31, 2016, we were in compliance with the financial covenants under the credit agreement.

There was no outstanding balance on our revolving credit facility at both March 31, 2016 and December 31, 2015. The maximum available borrowing under the revolving credit facility at March 31, 2016 was $480.8 million. As of March 31, 2016, we were contingently liable under letters of credit totaling $19.2 million, which reduced our availability to borrow under our revolving credit facility.

9.	Commitments and Contingencies

Contracts with the U.S. government, including subcontracts, are subject to extensive legal and regulatory requirements and, from time-to-time, agencies of the U.S. government, in the ordinary course of business, investigate whether our operations are conducted in accordance with these requirements and the terms of the relevant contracts. U.S. government investigations of the Company, whether related to our U.S. government contracts or conducted for other reasons, could result in administrative, civil, or criminal liabilities, including repayments, fines or penalties being imposed upon the Company, or could lead to suspension or debarment from future U.S. government contracting activities. Management believes it has adequately reserved for any losses that may be experienced from any investigation of which it is aware. The Defense Contract Audit Agency has substantially completed our incurred cost audits through 2011 with no material adjustments. The remaining audits for 2010 through 2015 are not expected to have a material effect on our financial position, results of operations or cash flow and management believes it has adequately reserved for any losses.

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

Our 2011 Management Incentive Plan (the Plan) was designed to attract, retain and motivate key employees. The types of awards available include stock options, restricted stock and restricted stock units (RSUs). Awards granted under the Plan are settled in shares of Class A common stock. At the beginning of each year, the Plan provides that the number of shares available for issuance automatically increases by an amount equal to 1.5% of the total number of shares of Class A and Class B common stock outstanding on December 31st of the previous year. On January 4, 2016, there were 565,190 additional shares made available for issuance under the Plan. Through March 31, 2016, the Board of Directors has authorized the issuance of up to 13,382,296 shares under this plan. Through March 31, 2016, the remaining aggregate number of shares of our common stock available for future grants under the Plan was 5,887,424. The Plan expires in May 2021.

The Plan is administered by the compensation committee of our Board of Directors, along with its delegates. Subject to the express provisions of the Plan, the committee has the Board of Directors’ authority to administer and interpret the Plan, including the discretion to determine the exercise price, vesting schedule, contractual life and the number of shares to be issued.

Stock Compensation Expense—For the three months ended March 31, 2016 and 2015, we recorded $1.1 million and $1.2 million of stock-based compensation expense, respectively. No compensation expense of employees with stock awards, including stock-based compensation expense, was capitalized during the periods. For the three months ended March 31, 2016 and 2015, the total recognized tax deficiency from the exercise of stock options, vested cancellations and the vesting of restricted stock was $1.4 million and $1.5 million, respectively.

Stock Options—Under the Plan, we have issued stock options. A stock option granted gives the holder the right, but not the obligation to purchase a certain number of shares at a predetermined price for a specific period of time. We typically issue options that vest over three years in equal installments beginning on the first anniversary of the date of grant. Under the terms of the Plan, the contractual life of the option grants may not exceed eight years. During the three months ended March 31, 2016 and 2015, we issued options that expire five years from the date of grant.

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

The following weighted-average assumptions were used for option grants during the three months ended March 31, 2016 and 2015:

Volatility—The expected volatility of the options granted was estimated based upon historical volatility of our share price through weekly observations of our trading history.

Expected Term—The expected term of options granted to employees during the three months ended March 31, 2016 and 2015 was determined from historical exercises of the grantee population. For all grants valued during the three months ended March 31, 2016 and 2015, the options had graded vesting over three years in equal installments beginning on the first anniversary of the date of grant and a contractual term of five years.

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

The following table summarizes weighted-average assumptions used in our calculations of fair value for the three months ended March 31, 2016 and 2015:

	Three months ended March 31,
	2016	2015
Volatility	23.62%	27.16%
Expected life of options	3 years	3 years
Risk-free interest rate	1.21%	1.16%
Dividend yield	3.00%	3.00%

Stock Option Activity—The weighted-average fair value of options granted during the three months ended March 31, 2016 and 2015, as determined under the Black-Scholes-Merton valuation model, was $3.96 and $5.04, respectively. Option grants that vested during the three months ended March 31, 2016 and 2015 had a combined fair value of $1.3 million and $1.8 million, respectively.

The following table summarizes stock option activity for the year ended December 31, 2015 and the three months ended March 31, 2016:

	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value (in thousands)
Stock options at December 31, 2014	3,391,032	$32.76	$4,722
Granted	237,853	$30.87
Exercised	(284,320)	$27.51	$1,348
Cancelled and expired	(849,255)	$39.56
Stock options at December 31, 2015	2,495,310	$30.86	$3,583
Granted	86,217	$29.86
Exercised	(28,857)	$27.60	$90
Cancelled and expired	(348,499)	$40.68
Stock options at March 31, 2016	2,204,171	$29.31	$6,620

The following table summarizes non-vested stock options for the three months ended March 31, 2016:

	Number of Shares	Weighted Average Fair Value
Non-vested stock options at December 31, 2015	991,290	$4.74
Granted	86,217	$3.96
Vested	(275,123)	$4.87
Cancelled	(12,000)	$4.74
Non-vested stock options at March 31, 2016	790,384	$4.61

The following table includes information concerning stock options exercisable and stock options expected to vest at March 31, 2016:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value (in thousands)
Stock options vested and expected to vest	2,111,938	$29.31	3 years	$6,380
Stock options exercisable	1,413,787	$29.29	2 years	$4,499

Unrecognized compensation expense related to outstanding stock options expected to vest as of March 31, 2016 was $2.7 million, which is expected to be recognized over a weighted-average period of 2 years and will be adjusted for any future changes in estimated forfeitures.

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

Restricted Stock Activity—There was no restricted stock activity during the three months ended March 31, 2016. The following table summarizes the restricted stock activity during the year ended December 31, 2015.

	Number of Shares	Weighted Average Fair Value
Non-vested restricted stock at December 31, 2014	21,000	$30.61
Granted	21,000	$28.98
Vested	(21,000)	$30.61
Non-vested restricted stock at December 31, 2015	21,000	$28.98

RSUs—Under the Plan, we issued RSUs. RSUs are not actual shares, but rather a right to receive shares in the future based on the level of achievement of performance criteria. The shares are not issued and the employee cannot sell or transfer shares prior to vesting and has no voting rights until the RSUs vest. Employees who are granted RSUs do not receive dividend payments during the service period. The employees' RSUs will result in the delivery of shares if (a) performance criteria is met and (b) the employee remains employed, in good standing, through the date of the performance period. The performance period is 2 years. The grant date fair value of the RSUs is equal to the closing market price of our common stock on the grant date less the present value of dividends expected to be awarded during the service period. We recognize the grant date fair value of RSUs of shares we expect to issue as compensation expense ratably over the requisite service period.

RSU Activity—The following table summarizes the nonvested RSU activity during the year ended December 31, 2015 and the three months ended March 31, 2016:

	Number of Units	Weighted Average Fair Value
Non-vested RSUs at December 31, 2014	—	$—
Granted	105,900	$30.85
Forfeited	(12,450)	$30.92
Non-vested RSUs at December 31, 2015	93,450	$30.84
Granted	104,900	$28.26
Forfeited	(800)	$30.92
Non-vested RSUs at March 31, 2016	197,550	$29.47

11.	Business Segment and Geographic Area Information

We have one reportable segment. We deliver a broad array of IT and technical services solutions under contracts with the U.S. government. Our U.S. government customers typically exercise independent contracting authority, and even offices or divisions within an agency or department may directly, or through a prime contractor, use our services as a separate customer so long as that customer has independent decision-making and contracting authority within its organization. Revenues from the U.S. government under prime contracts and subcontracts were approximately 98.0% and 98.9% of our revenues for the three months ended March 31, 2016 and 2015, respectively. We treat sales to U.S. government customers as sales within the U.S. regardless of where the services are performed. U.S. revenues are approximately 98.9% and 99.9% of our total revenues for the three months ended March 31, 2016 and 2015, respectively. International revenues were approximately 1.1% and 0.1% of our total revenues for the three months ended March 31, 2016 and 2015, respectively. Furthermore, substantially all assets from continuing operations were held in the U.S. for the three months ended March 31, 2016 and year ended December 31, 2015.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

All statements and assumptions contained in this Quarterly Report on Form 10-Q that do not relate to historical facts constitute "forward-looking statements." These statements can be identified by the fact that they do not relate strictly to historical or current facts. Forward-looking statements often include the use of words such as "may," "will," "expect," "intend," "anticipate," "believe," "estimate," "plan" and words and terms of similar substance in connection with discussions of future events, situations or financial performance. While these statements represent our current expectations, no assurance can be given that the results or events described in such statements will be achieved.

Forward-looking statements may include, among other things, statements with respect to our financial condition, results of operations, prospects, business strategies, competitive position, growth opportunities, and plans and objectives of management. Such statements are subject to numerous assumptions, risks, uncertainties and other factors, many of which are outside of our control, and include, without limitations, the risks and uncertainties discussed in the section titled "Risk Factors" in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015.

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

•
Adverse changes or delays in U.S. government spending for programs we support, due to the failure to complete the budget and appropriations process in a timely manner, changing mission priorities, the implementation of cost reduction and efficiency initiatives by our customers, or federal budget contracts generally;

•	Inability to recruit and retain sufficient number of employees with specialized skill sets who are in great demand and limited supply;

•	Renegotiation, modification or termination of our contracts, or failure to perform in conformity with contract terms or our expectations;

•	Increased exposure to risks associated with conducting business internationally;

•	Failure to realize the full amount of our backlog, or adverse changes in the timing of receipt of revenues under contracts included in backlog;

•	Failure to successfully integrate acquired companies or businesses into our operations or to realize any accretive or synergistic effects from such acquisitions;

•	Adverse changes in business conditions that may cause our investments in recorded goodwill to become impaired;

•	Non-compliance with, or adverse changes in, complex U.S. government procurement laws, regulations or processes;

•
Disruption of our business or damage to our reputation resulting from security breaches in customer systems, internal systems or service failures (including as a result of cyber or other security threats), or employee or subcontractor misconduct; and

•	Adverse results of U.S. government audits or other investigations of our government contracts.

We urge you not to place undue reliance on these forward-looking statements, which speak only as of the date of this Quarterly Report. We undertake no obligation to update any forward-looking statement made herein following the date of this Quarterly Report, whether as a result of new information, subsequent events or circumstances, changes in expectations or otherwise.

Overview

ManTech provides innovative technologies and solutions for mission-critical national security programs for the intelligence community; the departments of Defense, State, Homeland Security, Health and Human Services, Veterans Affairs and Justice, including the Federal Bureau of Investigations; the space community; and other U.S. government customers.

We derive revenues primarily from contracts with U.S. government agencies that are focused on national security and consequently our operational results are affected by U.S. government spending levels in the areas of defense, federal health information technology, intelligence and homeland security. Over the last few years, financial performance in our industry has been adversely impacted by public and political pressure regarding government funding levels, uncertainty about the appropriations process and delays in contract awards and spending. The delays in awards and competitive pressures in 2014 and 2015 have impacted our performance. Currently, industry conditions are improving and award activity is returning to a more normal pace, although the volume of contract awards remains high and may delay contract starts. Our level of work under contracts in support of Overseas Contingency Operations (OCO) leveled off in 2015 and we expect it to remain stable through 2016. We believe we are well positioned to meet our customers' needs and grow our business as we move into 2016 and beyond.

Our strategy includes a focus on business development and bid and proposal spending on larger contract award opportunities, many in excess of $100 million. We believe our strong position as a prime contractor and our broad array of service offerings are a competitive advantage. We have expanded our service offerings internationally, supporting allied governments with services similar to our federal government support. Additionally, leveraging our strong balance sheet, we will continue to pursue acquisitions that broaden our domain expertise and service offerings and/or establish relationships with new customers.

We recommend that you read this discussion and analysis in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015, previously filed with the SEC.

Three Months Ended March 31, 2016 Compared to the Three Months Ended March 31, 2015

The following table sets forth certain items from our condensed consolidated statements of income and the relative percentage that certain items of expenses and earnings bear to revenues, as well as the period-to-period change from March 31, 2015 to March 31, 2016.

	Three months ended March 31,				Period-to-Period Change
	2016	2015	2016	2015	2015 to 2016
	Dollars		Percentage		Dollars	Percentage
	(dollars in thousands)
REVENUES	$390,662	$370,330	100.0%	100.0%	$20,332	5.5%
Cost of services	333,514	314,149	85.4%	84.8%	19,365	6.2%
General and administrative expenses	35,203	36,335	9.0%	9.8%	(1,132)	(3.1)%
OPERATING INCOME	21,945	19,846	5.6%	5.4%	2,099	10.6%
Interest expense	(289)	(275)	—%	0.1%	14	5.1%
Interest income	44	67	—%	—%	(23)	(34.3)%
Other income (expense), net	8	(141)	—%	—%	149	105.7%
INCOME FROM OPERATIONS BEFORE INCOME TAXES AND EQUITY METHOD INVESTMENTS	21,708	19,497	5.6%	5.3%	2,211	11.3%
Provision for income taxes	(8,560)	(7,739)	2.2%	2.1%	821	10.6%
Equity in gains of unconsolidated subsidiaries	68	—	—%	—%	68	100.0%
NET INCOME	$13,216	$11,758	3.4%	3.2%	$1,458	12.4%

Revenues

The primary driver of our increase in revenues during the three months ended March 31, 2016 as compared to the same period in 2015 relates to revenues from new contract awards, our acquisitions and growth on existing contracts. These increases were offset by contracts and tasks that ended during 2015.

Cost of services

The increase in cost of services was primarily due to increases in revenues. As a percentage of revenues, direct labor costs increased to 50.6% for the three months ended March 31, 2016, compared to 48.5% for the same period in 2015, due to improved contract award activity resulting in the higher labor content on our contracts. As a percentage of revenues, other direct costs, which include subcontractors and third party equipment and materials used in the performance of our contracts, decreased to 34.8% for the three months ended March 31, 2016, compared to 36.3% for the same period in 2015, primarily due to the reduced levels of subcontracting. We expect cost of services as a percentage of revenues to remain relatively stable for the remainder of 2016.

General and administrative expenses

The decrease in general and administrative expenses was due to cost reduction measures. As a percentage of revenues, general and administrative expenses decreased for the three months ended March 31, 2016 when compared to the same period in 2015 due to the increase in revenues. We expect general and administrative expenses as a percentage of revenues to decrease slightly through 2016.

Provision for income taxes

Our effective tax rate is affected by recurring items, such as tax rates and the relative amount of income we earn in various taxing jurisdictions and their tax rates. It is also affected by discrete items that may occur in any given year, but are not consistent from year-to-year. Our effective income tax rates were 39.3% and 39.7% for the three months ended March 31, 2016 and 2015, respectively. We expect our effective tax rate to remain relatively consistent or increase slightly for the remainder of 2016.

Backlog

At March 31, 2016 and December 31, 2015, our backlog was $4.2 billion and $4.1 billion, respectively, of which $1.0 billion and $1.0 billion, respectively, was funded backlog. The increase in our backlog is due to our receipt of new awards. Backlog represents estimates that we calculate on a consistent basis. For additional information on how we compute backlog, see our Annual Report on Form 10-K for the fiscal year ended December 31, 2015, previously filed with the SEC.

Liquidity and Capital Resources

Historically, our primary liquidity needs have been the financing of acquisitions, working capital, payment under our cash dividend program and capital expenditures. Our primary sources of liquidity are cash provided by operations and our revolving credit facility.

On March 31, 2016, our cash and cash equivalents balance was $60.4 million. There were no outstanding borrowings under our revolving credit facility at March 31, 2016. At March 31, 2016, we were contingently liable under letters of credit totaling $19.2 million, which reduced our ability to borrow under our revolving credit facility by that amount. The maximum available borrowings under our revolving credit facility at March 31, 2016 were $480.8 million.

Generally, cash provided by operating activities is adequate to fund our operations, including payments under our regular cash dividend program. Due to fluctuations in our cash flows and level of operations, it may become necessary from time-to-time to increase borrowings under our revolving credit facility to meet cash demands.

Cash Flows from Operating Activities

Our operating cash flows are primarily affected by our ability to invoice and collect from our clients in a timely manner, our ability to manage our vendor payments and the overall profitability of our contracts. We bill most of our customers monthly after services are rendered. Our accounts receivable days sales outstanding (DSO) were 72 and 87 as of March 31, 2016 and 2015, respectively. This improvement is due to efficiencies made in our billing processes and a greater focus on collections. We expect DSO levels to remain in the upper 60's and mid-70's throughout 2016. For the three months ended March 31, 2016 and 2015, our net cash flows from operating activities were $29.1 million and $25.9 million, respectively. The increase in net cash flows from operating activities during the three months ended March 31, 2016 when compared to the same period in 2015 was primarily due to our ability to manage vendor payments, the timing of accrued salaries and related expenses and an increase in net income, offset by the timing of accounts receivables and a decrease in billings in excess of revenue earned.

Cash Flows from Investing Activities

Our cash flows from investing activities consist primarily of business acquisitions, purchases of property and equipment and investments in capitalized software for internal use. For the three months ended March 31, 2016 and 2015, our net cash outflows from investing activities were $2.9 million and $2.4 million, respectively. During the three months ended March 31, 2016 and 2015, our net cash outflows from investing activities were primarily due to capital expenditures.

Cash Flows from Financing Activities

Our cash flows from financing activities consist primarily of dividends paid, proceeds from the exercise of stock options as well as borrowings and repayments under our revolving credit facility. For the three months ended March 31, 2016 and 2015, our net cash outflows from financing activities were $7.1 million and $3.6 million, respectively, which were primarily due to dividends paid offset by the proceeds from the exercise of stock options.

Capital Resources

We believe the capital resources available to us from cash on hand of $60.4 million at March 31, 2016, our $500.0 million revolving credit facility and cash from our operations are adequate to fund our anticipated cash requirements for at least the next year, including payments under our regular cash dividend program. We anticipate financing our external growth from acquisitions and our longer-term internal growth through one or more of the following sources: cash from operations, use of our revolving credit facility; and additional borrowings of debt or issuance of equity.

Short-term Borrowings

From time-to-time, we borrow funds against our revolving credit facility for working capital requirements and funding of operations, as well as acquisitions. Borrowings bear interest at one of the following variable rates as selected by the Company at the time of borrowing: a London Interbank Offer Rate based rate plus market spreads (1.25% to 2.25% based on our consolidated total leverage ratio) or Bank of America's base rate plus market spreads (0.25% to 1.25% based on our consolidated total leverage ratio). In the next year we may use, as needed, our revolving credit facility or additional sources of borrowings in order to fund our anticipated cash requirements.

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

Dividend

During each of the three months ended March 31, 2016 and 2015, we declared and paid quarterly dividends in the amount of $0.21 per share on both classes of our common stock. While we expect to continue the regular cash dividend program, any future dividends declared will be at the discretion of our Board of Directors and will depend, among other factors, upon our results of operations, financial condition and cash requirements, as well as such other factors that our Board of Directors deems relevant.

Off-Balance Sheet Arrangements

In the ordinary course of business, we use letters of credit issued to satisfy certain contractual terms with our customers. As of March 31, 2016, $19.2 million in letters of credit were issued but undrawn. We have an outstanding performance bond in connection with a joint venture formed between ManTech MENA, LLC and Jadwalean International Operations and Management Company in order to fulfill technical support requirements for the Royal Saudi Air Force. This performance bond is guaranteed by a letter of credit in the amount of $19.0 million. We have off-balance sheet arrangements related to operating leases. For a description of our operating leases, see Note 9 to our consolidated financial statements for the fiscal year 2015 included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015, filed with the SEC on February 19, 2016.

Critical Accounting Estimates and Policies

Critical accounting policies are defined as those that are reflective of significant judgments and uncertainties, and potentially result in materially different results under different assumptions and conditions. Application of these policies is particularly important to the portrayal of our financial condition and results of operations. The discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles (GAAP) in the U.S. The preparation of these consolidated financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. Actual results may differ from these estimates under different assumptions or conditions. Our significant accounting policies, including the critical policies listed below, are more fully described in the notes to our consolidated financial statements for the fiscal year 2015 included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015, filed with the SEC on February 19, 2016.

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

We derive the majority of our revenues from cost-plus-fixed-fee, cost-plus-award-fee, firm-fixed-price and time-and-materials contracts. Revenues for cost-reimbursable contracts are recorded as reimbursable costs are incurred, including an estimated share of the applicable contractual fees earned. For performance-based fees under cost-reimbursable contracts, we recognize the relevant portion of the expected fee to be awarded by the customer at the time such fee can be reasonably estimated, based on factors such as our prior award experience and communications with the customer regarding performance, or upon approval by the customer. For time-and-materials contracts, revenues are recognized to the extent of billable rates times hours delivered plus materials and other reimbursable costs incurred. For long-term fixed-price production contracts, revenues are recognized at a rate per unit as the units are delivered or by other methods to measure services provided. Revenues from other long-term fixed-price contracts are recognized ratably over the contract period or by other appropriate methods to measure services provided. Contract costs are expensed as incurred except for certain limited long-term contracts noted below. For long-term contracts specifically described in the scope section of Accounting Standards Codification (ASC) 605-35, Revenue Recognition - Construction-Type and Production-Type Contracts, we apply the percentage of completion method. Under the percentage of completion method, income is recognized at a consistent profit margin over the period of performance based on estimated profit margins at completion of the contract. This method of accounting requires estimating the total revenues and total contract cost at completion of the contract. During the performance of long-term contracts, these estimates are periodically reviewed and revisions are made as required using the cumulative catch-up method of accounting. The impact on revenues and contract profit as a result of these revisions is included in the periods in which the revisions are made. This method can result in the deferral of costs or the deferral of profit on these contracts. Because we assume the risk of performing a fixed-price contract at a set price, the failure to accurately estimate ultimate costs or to control costs during performance of the work could result, and in some instances has resulted, in reduced profits or losses for such contracts. Estimated losses on contracts at completion are recognized when identified. In certain circumstances, revenues are recognized when contract amendments have not been finalized.

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

The goodwill impairment test is a two-step process performed at the reporting unit level. The first step of the goodwill impairment test compares the fair value of a reporting unit with its carrying value (including goodwill). If the reporting unit's fair value exceeds its carrying value, no further procedures are required. However, if the reporting unit's fair value is less than its carrying value, an impairment of goodwill may exist, requiring a second step to be performed. Step two of this test measures the amount of the impairment loss, if any. Step two of this test requires the allocation of the reporting unit's value to its assets and liabilities, including any unrecognized intangible assets in a hypothetical analysis that calculates the implied fair value of goodwill as if the reporting unit were being acquired in a business combination. If the implied fair value of goodwill is less than the carrying value, the difference is recorded as a goodwill impairment charge in operations.

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

Accounting Standards Updates

On April 14, 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2016-10—Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing. This Update finalizes Proposed ASU No. 2015-250 and suggests guidance for stakeholders on identifying performance obligations and licenses in customer contracts. The amendments in this Update impact entities with transactions that include contracts with customers to transfer goods or services (that are an output of the entity's ordinary activities) in exchange for consideration. They require entities to recognize revenue by following certain steps including (1) identifying the contract(s) with a customer; (2) identify the performance obligations in a contract; (3) determining the transaction price; (4) allocating the transaction price to performance obligations in the contract and (5) recognizing revenue when, or as, the entity satisfies a performance obligation. This Update does not impact the core revenue recognition principles in Topic 606, but clarifies the following two aspects of Topic 606—the identification of performance obligations and the licensing implementation guidance—while retaining the related principles for those areas. With respect to the identification of performance obligations, the amendments in this Update are expected to (1) reduce the cost and complexity of applying the guidance on identifying promised goods or services and (2) provide guidance on assessing whether promises to transfer goods or services are distinct by evaluating the separately-identifiable-promises criterion. As for the licensing guidance, the amendments seek to improve its operability and understandability with respect to determining whether an entity's promise to grant a license provides a customer with either a right to use the entity's intellectual property or a right to access the entity's intellectual property. For public entities, the amendments are effective for annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. Earlier application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. We do not plan on early adopting this Update. We are currently evaluating the effect of adoption on our consolidated financial statements.

On March 30, 2016, the FASB issued ASU 2016-09—Compensation-Stock Compensation (Topic 718). The FASB is issuing this Update as part of its Simplification Initiative. The amendments in this Update affect all entities that issue share-based payment awards to their employees. The areas for simplification in this Update involve several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liability and classification on the statement of cash flows. Specifically, all excess tax benefits and tax deficiencies should be recognized as income tax expense or benefit in the income statement. The tax effects of exercised or vested awards should be treated as discrete items in the reporting period in which they occur. An entity also should recognize excess tax benefits regardless of whether the benefit reduces taxes payable in the current period. Excess tax benefits should be classified along with other income tax cash flows as an operating activity. An entity can make an entity-wide accounting policy election to either estimate the number of awards that are expected to vest or account for forfeitures when they occur. The threshold to qualify for equity classifications permits withholding up to the maximum statutory tax rates in the applicable jurisdiction. Cash paid by an employer when directly withholding shares for tax-withholding purposes should be classified as a financing activity. For public business entities, the amendments in this Update are effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Early adoption is permitted for any entity in any interim or annual period. We do not plan on early adopting this Update. Amendments related to the timing of when excess tax benefits are recognized, minimum statutory withholding requirements, forfeitures and intrinsic value should be applied using a modified retrospective transition method by means of a cumulative-effect adjustment to equity as of the beginning of the period in which the guidance is adopted. Amendments related to the presentation of employee taxes paid on the statement of cash flows when an employer withholds shares to meet the minimum statutory withholding requirement should be applied retrospectively. Amendments requiring recognition of excess tax benefits and tax deficiencies in the income statement and the practical expedient for estimating expected term should be applied prospectively. An entity may elect to apply the amendments related to the presentation of excess tax benefits on the statement of cash flows using either a prospective transition method or a retrospective transition method. We are currently evaluating the effect of adoption on our consolidated financial statements.

On March 15, 2016, the FASB issued ASU 2016-07—Investments—Equity Method and Joint Ventures (Topic 323). The Update simplifies the accounting for equity method investments. The amendments in the Update eliminate the requirement in Topic 323 that an entity retroactively adopt the equity method of accounting if an investment qualifies for use of the equity method as a result of an increase in the level of ownership or degree of influence. The amendments require that the equity method investor add the cost of acquiring the additional interest in the investee to the current basis of the investor’s previously held interest and adopt the equity method of accounting as of the date the investment becomes qualified for equity method accounting. The amendments in this Update affect all entities that have an investment that becomes qualified for the equity method of accounting as a result of an increase in the level of ownership interest or degree of influence. The amendments in this Update are effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. The amendments should be applied prospectively upon their effective date to increases in the level of ownership interest or degree of influence that result in the adoption of the equity method. Earlier application is permitted. No additional disclosures are required at transition. We are currently evaluating the effect of adoption on our consolidated financial statements.

On February 25, 2016, the FASB issued ASU 2016-02—Leases (Topic 842). The amendments in this Update create Topic 842, Leases, and supersede the leases requirements in Topic 840, Leases. Topic 842 specifies the accounting for leases. The objective of Topic 842 is to establish the principles that lessees and lessors shall apply to report useful information to users of financial statements about the amount, timing and uncertainty of cash flows arising from a lease. This ASU is the final version of Proposed ASU (Revised) 2013-270—Leases (Topic 842), which has been deleted. ASU 2016-02 includes Section A—Summary and Amendments to the ASC, Section B—Conforming Amendments to Other Topics and Subtopics in the Codification and Status Tables and Section C—Background Information and Basis for Conclusions. This ASU is effective for public entities for annual periods after December 15, 2018, and interim periods therein. Early adoption is permitted for all entities. We are currently evaluating methods of adoption as well as the effect on our consolidated financial statements.

On May 28, 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers. ASU 2014-09 supersedes existing revenue recognition guidance, including ASC 605-35, Revenue Recognition - Construction-Type and Production-Type Contracts. ASU 2014-09 outlines a single set of comprehensive principles for recognizing revenue under GAAP. Among other things, it requires companies to identify contractual performance obligations and determine whether revenue should be recognized at a point in time or over time. These concepts, as well as other aspects of ASU 2014-09, may change the method and/or timing of revenue recognition for certain of our contracts. ASU 2014-09 may be applied either retrospectively or through the use of a modified-retrospective method. In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date. The amendments in ASU 2015-14 defer the effective date of ASU 2014-09 for all entities by one year. Public business entities should apply the guidance in ASU 2014-09 to annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. Earlier application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. We are currently evaluating methods of adoption as well as the effect on our consolidated financial statements.

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

Other ASUs effective after March 31, 2016, are not expected to have a material effect on our condensed consolidated financial statements.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Our exposure to market risks relates to changes in interest rates for borrowing under our revolving credit facility. At March 31, 2016, there was no outstanding balance on our revolving credit facility. Borrowings under our revolving credit facility bear interest at variable rates. A hypothetical 10% increase in interest rates would have no effect on our interest expense for the three months ended March 31, 2016.

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

As of March 31, 2016, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), management evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 of the Exchange Act. Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level described above.

There were no changes in our internal control over financial reporting during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

We are subject to certain legal proceedings, government audits, investigations, claims and disputes that arise in the ordinary course of our business. Like most large government defense contractors, our contract costs are audited and reviewed on a continual basis by an in-house staff of auditors from the Defense Contract Audit Agency. In addition to these routine audits, we are subject from time-to-time to audits and investigations by other agencies of the United States of America (U.S.) government. These audits and investigations are conducted to determine if our performance and administration of our government contracts are compliant with contractual requirements and applicable federal statutes and regulations. An audit or investigation may result in a finding that our performance, systems and administration are compliant or, alternatively, may result in the government initiating proceedings against us or our employees, including administrative proceedings seeking repayment of monies, suspension and/or debarment from doing business with the U.S. government or a particular agency or civil or criminal proceedings seeking penalties and/or fines. Audits and investigations conducted by the U.S. government frequently span several years.

Although we cannot predict the outcome of these and other legal proceedings, investigations, claims and disputes, based on the information now available to us, we do not believe the ultimate resolution of these matters, either individually or in the aggregate, will have a material adverse effect on our business, prospects, financial condition or operating results.

Item 1A.	Risk Factors

There have been no material changes from the risk factors described in the “Risk Factors” section of our Annual Report on the Form 10-K for the year ended December 31, 2015.

Item 6.	Exhibits

Exhibits required by Item 601 of Regulation S-K:

Exhibit	Description of Exhibit

10.1*
ManTech International Corporation 2016 Executive Incentive Compensation Plan, adopted on March 8, 2016, in which our executive officers participate (incorporated herein by reference from Registrant's Current Report on Form 8-K filed with the SEC on March 11, 2016).

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

101
The following materials from the ManTech International Corporation Quarterly Report on Form 10-Q for the quarter ended March 31, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at March 31, 2016 and December 31, 2015; (ii) Condensed Consolidated Statements of Income for the Three Months Ended March 31, 2016 and 2015; (iii) Condensed Consolidated Statements of Comprehensive Income for the Three Months Ended March 31, 2016 and 2015; (iv) Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2016 and 2015; and (v) Notes to Condensed Consolidated Financial Statements.

*    Management contract or compensatory plan or arrangement.
‡    Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MANTECH INTERNATIONAL CORPORATION

		By:	/s/ GEORGE J. PEDERSEN
Date:	April 29, 2016	Name:	George J. Pedersen
		Title:	Chairman of the Board of Directors and Chief Executive Officer

		By:	/s/ KEVIN M. PHILLIPS
Date:	April 29, 2016	Name:	Kevin M. Phillips
		Title:	Chief Financial Officer