Form 10-Q
period 2016-06-30
MANTECH INTERNATIONAL CORP
filed 2016-07-29
CIK 892537

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
__________________________________________
FORM 10-Q
__________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2016
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No
As of July 27, 2016 there were 25,043,888 shares outstanding of our Class A common stock and 13,191,845 shares outstanding of our Class B common stock.

MANTECH INTERNATIONAL CORPORATION
FORM 10-Q
FOR THE QUARTER ENDED June 30, 2016

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

MANTECH INTERNATIONAL CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands Except Share and Per Share Amounts)

	(unaudited)
	June 30, 2016	December 31, 2015
ASSETS
Cash and cash equivalents	$40,117	$41,314
Receivables—net	299,090	304,253
Prepaid expenses and other	24,435	23,605
Total Current Assets	363,642	369,172
Goodwill	951,353	919,591
Other intangible assets—net	160,993	154,176
Employee supplemental savings plan assets	28,147	27,557
Property and equipment—net	21,935	22,439
Investments	11,008	10,853
Other assets	2,370	2,636
TOTAL ASSETS	$1,539,448	$1,506,424
LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Accounts payable and accrued expenses	$95,388	$106,271
Accrued salaries and related expenses	65,384	60,940
Billings in excess of revenue earned	15,304	12,685
Total Current Liabilities	176,076	179,896
Deferred income taxes—non-current	112,759	102,035
Accrued retirement	28,260	29,877
Other long-term liabilities	11,361	10,879
TOTAL LIABILITIES	328,456	322,687
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY
Common stock, Class A—$0.01 par value; 150,000,000 shares authorized; 25,270,296 and 24,731,584 shares issued at June 30, 2016 and December 31, 2015; 25,026,183 and 24,487,471 shares outstanding at June 30, 2016 and December 31, 2015	253	247
Common stock, Class B—$0.01 par value; 50,000,000 shares authorized; 13,191,845 and 13,191,845 shares issued and outstanding at June 30, 2016 and December 31, 2015	132	132
Additional paid-in capital	453,332	438,168
Treasury stock, 244,113 and 244,113 shares at cost at June 30, 2016 and December 31, 2015	(9,158)	(9,158)
Retained earnings	766,538	754,457
Accumulated other comprehensive loss	(105)	(109)
TOTAL STOCKHOLDERS’ EQUITY	1,210,992	1,183,737
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,539,448	$1,506,424

See notes to condensed consolidated financial statements.

MANTECH INTERNATIONAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In Thousands Except Per Share Amounts)

	(unaudited) Three months ended June 30,		(unaudited) Six months ended June 30,
	2016	2015	2016	2015
REVENUES	$401,354	$384,378	$792,016	$754,708
Cost of services	341,511	326,243	675,025	640,392
General and administrative expenses	35,629	37,023	70,832	73,358
OPERATING INCOME	24,214	21,112	46,159	40,958
Interest expense	(306)	(329)	(595)	(604)
Interest income	19	24	63	91
Other income (expense), net	45	72	53	(69)
INCOME FROM OPERATIONS BEFORE INCOME TAXES AND EQUITY METHOD INVESTMENTS	23,972	20,879	45,680	40,376
Provision for income taxes	(9,250)	(8,544)	(17,810)	(16,283)
Equity in gains of unconsolidated subsidiaries	60	115	128	115
NET INCOME	$14,782	$12,450	$27,998	$24,208
BASIC EARNINGS PER SHARE:
Class A common stock	$0.39	$0.33	$0.74	$0.65
Class B common stock	$0.39	$0.33	$0.74	$0.65
DILUTED EARNINGS PER SHARE:
Class A common stock	$0.39	$0.33	$0.74	$0.64
Class B common stock	$0.39	$0.33	$0.74	$0.64

See notes to condensed consolidated financial statements.

MANTECH INTERNATIONAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In Thousands)

	(unaudited) Three months ended June 30,		(unaudited) Six months ended June 30,
	2016	2015	2016	2015
NET INCOME	$14,782	$12,450	$27,998	$24,208
OTHER COMPREHENSIVE INCOME (LOSS):
Translation adjustments, net of tax	4	(8)	4	(33)
COMPREHENSIVE INCOME	$14,786	$12,442	$28,002	$24,175

See notes to condensed consolidated financial statements.

MANTECH INTERNATIONAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)

	(unaudited) Six months ended June 30,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$27,998	$24,208
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	15,150	14,547
Deferred income taxes	9,090	7,493
Stock-based compensation	1,291	2,697
Excess tax benefits from exercise of stock options	(421)	(58)
Equity in gains of unconsolidated subsidiaries	(128)	(115)
Gain on sale and retirement of property and equipment	—	(695)
Change in assets and liabilities—net of effects from acquired businesses:
Receivables—net	5,149	32,105
Prepaid expenses and other	(830)	2,287
Employee supplemental savings plan asset	(590)	3,241
Accounts payable and accrued expenses	(10,679)	(37,375)
Accrued salaries and related expenses	3,724	(4,215)
Billings in excess of revenue earned	2,619	1,353
Accrued retirement	(1,617)	(2,193)
Other	430	686
Net cash flow from operating activities	51,186	43,966
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of businesses—net of cash acquired	(47,682)	(101,342)
Purchases of property and equipment	(3,346)	(2,240)
Investment in capitalized software for internal use	(740)	(359)
Payments to acquire investments	(201)	(750)
Net cash flow from investing activities	(51,969)	(104,691)
CASH FLOWS FROM FINANCING ACTIVITIES:
Dividends paid	(15,927)	(15,754)
Proceeds from exercise of stock options	15,092	4,352
Excess tax benefits from exercise of stock options	421	58
Borrowings under revolving credit facility	—	89,000
Repayments under revolving credit facility	—	(36,400)
Net cash flow from financing activities	(414)	41,256
NET CHANGE IN CASH AND CASH EQUIVALENTS	(1,197)	(19,469)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	41,314	23,781
CASH AND CASH EQUIVALENTS, END OF PERIOD	$40,117	$4,312
SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest	$490	$537
Cash paid for income taxes, net	$5,618	$3,171
See notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2016
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

We reclassified Employee supplemental savings plan asset from the Other line item in Cash Flows from Operating Activities of the Condensed Consolidated Statement of Cash Flows for the six months ended June 30, 2015 to conform to current period presentation.

3.	Acquisitions

Oceans Edge, Inc, Cyber Division—On June 10, 2016, we completed the acquisition of certain assets of Oceans Edge, Inc., Cyber Division (OEC). The results of OEC's operations have been included in our condensed consolidated financial statements since that date. The acquisition was completed through an asset purchase agreement dated June 10, 2016, by and among Oceans Edge, Inc., Oceans Edge Cyber, LLC, certain owners of Ocean's Edge, Inc., and ManTech Advanced Systems International, Inc. OEC provides technical and professional services under government contracts in the defense and intelligence industries, including turnkey system solutions in cyber offense and defense, mission operations support and operations assessment and analysis. The OEC team of computer network operations (CNO) professionals will enhance our advanced CNO tools and research and development offerings with new business across the DoD landscape, including US CYBERCOM. The acquisition strategically strengthens our capabilities to support our federal agency customers and, specifically, to engineer and develop new, advanced solutions for wireless devices, networks, and infrastructures. We funded the acquisition with cash on hand. The asset purchase agreement did not contain provisions for contingent consideration.

For the six months ended June 30, 2016, we incurred approximately $0.9 million of acquisition costs related to the OEC transaction, which are included in the general and administrative expenses in our condensed consolidated statement of income.

The purchase price of $47.7 million was preliminarily allocated to the underlying assets and liabilities based on their estimated fair value at the date of acquisition. The goodwill recorded related to this transaction will be deductible for tax purposes over 15 years, assuming adequate levels of taxable income. Recognition of goodwill is largely attributed to the value paid for OEC's capabilities in adding additional vulnerability research, development, and analysis capabilities to our existing cyber intelligence business.

In preliminarily allocating the purchase price, we considered among other factors, analysis of historical financial performance and estimates of future performance of OEC's contracts. The components of other intangible assets associated with the acquisition were technology, customer relationships and backlog valued at $4.5 million, $11.3 million and $0.8 million, respectively. Technology represents a suite of mobile analysis and exploitation offerings which is used by customers in support of their missions. Technology is amortized straight-line over its estimated useful life of 5 years. Customer contracts and related relationships represent the underlying relationships and agreements with OEC's existing customers. Customer relationships are amortized using the pattern of benefits method over their estimated useful lives of approximately 20 years. Backlog is amortized straight-line over its estimated useful life of 1 year. The weighted-average amortization period for the intangible assets is 15 years.

The following table represents the preliminary purchase price allocation for OEC, as we are still in the process of reviewing the fair value of the assets acquired and liabilities assumed (in thousands):

Goodwill	$31,762
Other intangible assets	16,600
Property and equipment	69
Accounts payable and accrued expenses	(29)
Accrued salaries and related expenses	(720)
Net assets acquired and liabilities assumed	$47,682

We have not disclosed current period, nor pro forma, revenues and earnings attributable to OEC as our integration of these operations post-acquisition and the entity's accounting methods pre-acquisition make it impracticable.

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

Under Accounting Standards Codification (ASC) 260, Earnings per Share, the two-class method is an earnings allocation formula that determines earnings per share for each class of common stock according to dividends declared (or accumulated) and participation rights in undistributed earnings. Under that method, basic and diluted earnings per share data are presented for each class of common stock.

In applying the two-class method, we determined that undistributed earnings should be allocated equally on a per share basis between Class A and Class B common stock. Under our Certificate of Incorporation, the holders of the common stock are entitled to participate ratably, on a share-for-share basis as if all shares of common stock were of a single class, in such dividends as may be declared by the Board of Directors. During each of the six months ended June 30, 2016 and 2015, we declared and paid two quarterly dividends, in the amount of $0.21 per share, on both classes of common stock.

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

The net income available to common stockholders and weighted average number of common shares outstanding used to compute basic and diluted earnings per share for each class of common stock are as follows (in thousands, except per share amounts):

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Distributed earnings	$8,004	$7,885	$15,918	$15,745
Undistributed earnings	6,778	4,565	12,080	8,463
Net income	$14,782	$12,450	$27,998	$24,208

Class A common stock:
Basic net income available to common stockholders	$9,635	$8,072	$18,223	$15,682
Basic weighted average common shares outstanding	24,707	24,325	24,591	24,266
Basic earnings per share	$0.39	$0.33	$0.74	$0.65

Diluted net income available to common stockholders	$9,662	$8,084	$18,261	$15,711
Effect of potential exercise of stock options	209	101	150	127
Diluted weighted average common shares outstanding	24,916	24,426	24,741	24,393
Diluted earnings per share	$0.39	$0.33	$0.74	$0.64

Class B common stock:
Basic net income available to common stockholders	$5,147	$4,378	$9,775	$8,526
Basic weighted average common shares outstanding	13,192	13,193	13,192	13,193
Basic earnings per share	$0.39	$0.33	$0.74	$0.65

Diluted net income available to common stockholders	$5,120	$4,366	$9,737	$8,497
Effect of potential exercise of stock options	—	—	—	—
Diluted weighted average common shares outstanding	13,192	13,193	13,192	13,193
Diluted earnings per share	$0.39	$0.33	$0.74	$0.64

For the three months ended June 30, 2016 and 2015, options to purchase 0.1 million and 1.8 million shares, respectively, were outstanding but not included in the computation of diluted earnings per share because the options’ effect would have been anti-dilutive. For the six months ended June 30, 2016 and 2015, options to purchase 0.7 million and 1.9 million shares, respectively, were outstanding but not included in the computation of diluted earnings per share because the options' effect would have been anti-dilutive. For the six months ended June 30, 2016 and 2015, there were 525,212 and 155,639 shares, respectively, issued from the exercise of stock options.

5.	Receivables

We deliver a broad array of services and solutions under contracts with the U.S. government, state and local governments and commercial customers. The components of contract receivables are as follows (in thousands):

	June 30, 2016	December 31, 2015
Billed receivables	$228,272	$233,735
Unbilled receivables:
Amounts billable	47,849	47,900
Revenues recorded in excess of funding	22,342	19,213
Retainage	10,235	11,878
Allowance for doubtful accounts	(9,608)	(8,473)
Receivables—net	$299,090	$304,253

Amounts billable consist principally of amounts to be billed within the next month. Revenues recorded in excess of funding are billable upon receipt of contractual amendments or other modifications. The retainage is billable upon completion of contract performance and approval of final indirect expense rates by the government. Accounts receivable at June 30, 2016 are expected to be substantially collected within one year except for approximately $0.8 million, of which 91.7% is related to receivables from sales to the U.S. government. The remainder is related to receivables from contracts in which we acted as a subcontractor to other contractors.

The Company does not believe it has significant exposure to credit risk as accounts receivable and the related unbilled amounts are primarily due from the U.S. government. The allowance for doubtful accounts represents our estimate for exposure to compliance, contractual issues and bad debts related to prime contractors.

6.	Property and Equipment

Major classes of property and equipment are summarized as follows (in thousands):

	June 30, 2016	December 31, 2015
Furniture and equipment	$47,802	$44,718
Leasehold improvements	35,971	35,733
Property and equipment—gross	83,773	80,451
Accumulated depreciation and amortization	(61,838)	(58,012)
Property and equipment—net	$21,935	$22,439

7.	Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill during the year ended December 31, 2015 and the period ended June 30, 2016 are as follows (in thousands):

Goodwill Balance
Goodwill at December 31, 2014	$851,640
Acquisitions	71,922
Divestiture	(3,971)
Goodwill at December 31, 2015	$919,591
Acquisitions	31,762
Goodwill at June 30, 2016	$951,353

Other intangible assets consisted of the following (in thousands):

	June 30, 2016			December 31, 2015
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Other intangible assets:
Contract and program intangible assets	$298,282	$148,922	$149,360	$281,682	$140,163	$141,519
Capitalized software cost for internal use	37,061	25,434	11,627	36,170	23,522	12,648
Other	58	52	6	58	49	9
Total other intangible assets—net	$335,401	$174,408	$160,993	$317,910	$163,734	$154,176

Amortization expense relating to intangible assets for the three months ended June 30, 2016 and 2015 was $5.3 million and $5.2 million, respectively. Amortization expense relating to intangible assets for the six months ended June 30, 2016 and 2015 was $10.7 million and $10.1 million, respectively. We estimate that we will have the following amortization expense for the future periods indicated below (in thousands):

For the remaining six months ending December 31, 2016	$11,659
For the year ending:
December 31, 2017	$21,832
December 31, 2018	$20,066
December 31, 2019	$17,567
December 31, 2020	$14,613
December 31, 2021	$11,418

8.	Debt

Revolving Credit Facility—We maintain a credit facility with a syndicate of lenders led by Bank of America, N.A, as sole administrative agent. The credit agreement provides for a $500 million revolving credit facility, with a $50 million letter of credit sublimit and a $30 million swing line loan sublimit. The credit agreement also includes an accordion feature that permits the Company to arrange with the lenders for the provision of additional commitments. The maturity date is June 13, 2019. On May 17, 2016, we amended the credit agreement, which among other things increased the letter of credit sublimit from $25 million to $50 million. We deferred $1.8 million in debt issuance costs, cumulatively over the agreement, which are amortized over the term of the credit agreement.

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

The terms of the credit agreement permit prepayment and termination of the loan commitments at any time, subject to certain conditions. The credit agreement requires the Company to comply with specified financial covenants, including the maintenance of certain leverage ratios and a certain consolidated coverage ratio. The credit agreement also contains various covenants, including affirmative covenants with respect to certain reporting requirements and maintenance of certain business activities, and negative covenants that, among other things, may limit or impose restrictions on our ability to incur liens, incur additional indebtedness, make investments, make acquisitions and undertake certain other actions. As of June 30, 2016, we were in compliance with the financial covenants under the credit agreement.

There was no outstanding balance on our revolving credit facility at both June 30, 2016 and December 31, 2015. The maximum available borrowing under the revolving credit facility at June 30, 2016 was $480.9 million. As of June 30, 2016, we were contingently liable under letters of credit totaling $19.1 million, which reduced our availability to borrow under our revolving credit facility.

9.	Commitments and Contingencies

Contracts with the U.S. government, including subcontracts, are subject to extensive legal and regulatory requirements and, from time-to-time, agencies of the U.S. government, in the ordinary course of business, investigate whether our operations are conducted in accordance with these requirements and the terms of the relevant contracts. U.S. government investigations of the Company, whether related to our U.S. government contracts or conducted for other reasons, could result in administrative, civil, or criminal liabilities, including repayments, fines or penalties being imposed upon the Company, or could lead to suspension or debarment from future U.S. government contracting activities. Management believes it has adequately reserved for any losses that may be experienced from any investigation of which it is aware. The Defense Contract Audit Agency has substantially completed our incurred cost audits through 2011 with no material adjustments. The remaining audits for 2012 through 2015 are not expected to have a material effect on our financial position, results of operations or cash flow and management believes it has adequately reserved for any losses.

In the normal course of business, we are involved in certain governmental and legal proceedings, claims and disputes and have litigation pending under several suits. We believe that the ultimate resolution of these matters will not have a material effect on our financial position, results of operations or cash flows.

We have an outstanding performance bond in the amount of $19.0 million, which is in connection of a contract between ManTech MENA, LLC and Jadwalean International Operations and Management Company to fulfill technical support requirements for the Royal Saudi Air Force.

10.	Stock-Based Compensation

Our 2016 Management Incentive Plan (the Plan) was designed to attract, retain and motivate key employees. The types of equity awards available under the Plan include stock options, restricted stock and restricted stock units (RSUs). Equity awards granted under the Plan are settled in shares of Class A common stock. At the beginning of each year, the Plan provides that the number of shares available for issuance automatically increases by an amount equal to 1.5% of the total number of shares of Class A and Class B common stock outstanding on December 31st of the previous year. On January 4, 2016, there were 565,190 additional shares made available for issuance under the Plan. Through June 30, 2016, the Board of Directors has authorized the issuance of up to 13,382,296 shares under this plan. Through June 30, 2016, the remaining aggregate number of shares of our common stock available for future grants under the Plan was 5,903,016. The Plan expires in March 2026.

The Plan is administered by the compensation committee of our Board of Directors, along with its delegates. Subject to the express provisions of the Plan, the committee has the Board of Directors’ authority to administer and interpret the Plan, including the discretion to determine the exercise price, vesting schedule, contractual life and the number of shares to be issued.

Stock Compensation Expense—For the three months ended June 30, 2016 and 2015, we recorded $0.2 million and $1.5 million of stock-based compensation expense, respectively. For the six months ended June 30, 2016 and 2015, we recorded $1.3 million and $2.7 million of stock-based compensation expense, respectively. No compensation expense of employees with stock awards, including stock-based compensation expense, was capitalized during the periods. For the six months ended June 30, 2016 and 2015, the total recognized tax deficiency from the exercise of stock options, vested cancellations and the vesting of restricted stock was $1.2 million and $1.8 million, respectively.

Stock Options—Under the Plan, we have issued stock options. A stock option granted gives the holder the right, but not the obligation to purchase a certain number of shares at a predetermined price for a specific period of time. We typically issue options that vest over three years in equal installments beginning on the first anniversary of the date of grant. Under the terms of the Plan, the contractual life of the option grants may not exceed eight years. During the six months ended June 30, 2016 and 2015, we issued options that expire five years from the date of grant.

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

The following weighted-average assumptions were used for option grants during the six months ended June 30, 2016 and 2015:

Volatility—The expected volatility of the options granted was estimated based upon historical volatility of our share price through weekly observations of our trading history.

Expected Term—The expected term of options granted to employees during the six months ended June 30, 2016 and 2015 was determined from historical exercises of the grantee population. For all grants valued during the six months ended June 30, 2016 and 2015, the options had graded vesting over three years in equal installments beginning on the first anniversary of the date of grant and a contractual term of five years.

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

The following table summarizes weighted-average assumptions used in our calculations of fair value for the six months ended June 30, 2016 and 2015:

	Six months ended June 30,
	2016	2015
Volatility	23.66%	27.16%
Expected life of options	3 years	3 years
Risk-free interest rate	1.20%	1.16%
Dividend yield	3.00%	3.00%

Stock Option Activity—The weighted-average fair value of options granted during the six months ended June 30, 2016 and 2015, as determined under the Black-Scholes-Merton valuation model, was $3.99 and $5.02, respectively. Option grants that vested during the six months ended June 30, 2016 and 2015 had a combined fair value of $1.4 million and $1.8 million, respectively.

The following table summarizes stock option activity for the year ended December 31, 2015 and the six months ended June 30, 2016:

	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value (in thousands)
Stock options at December 31, 2014	3,391,032	$32.76	$4,722
Granted	237,853	$30.87
Exercised	(284,320)	$27.51	$1,348
Cancelled and expired	(849,255)	$39.56
Stock options at December 31, 2015	2,495,310	$30.86	$3,583
Granted	89,217	$30.03
Exercised	(525,212)	$29.02	$3,050
Cancelled and expired	(385,091)	$39.64
Stock options at June 30, 2016	1,674,224	$29.37	$14,170

The following table summarizes non-vested stock options for the six months ended June 30, 2016:

	Number of Shares	Weighted Average Fair Value
Non-vested stock options at December 31, 2015	991,290	$4.74
Granted	89,217	$3.99
Vested	(278,457)	$4.88
Cancelled	(35,592)	$4.68
Non-vested stock options at June 30, 2016	766,458	$4.60

The following table includes information concerning stock options exercisable and stock options expected to vest at June 30, 2016:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value (in thousands)
Stock options vested and expected to vest	1,586,716	$29.37	3 years	$13,439
Stock options exercisable	907,766	$29.37	2 years	$7,698

Unrecognized compensation expense related to outstanding stock options expected to vest as of June 30, 2016 was $2.1 million, which is expected to be recognized over a weighted-average period of 1 year and will be adjusted for any future changes in estimated forfeitures.

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

Restricted Stock Activity—The following table summarizes the restricted stock activity during the year ended December 31, 2015 and the six months ended June 30, 2016:

	Number of Shares	Weighted Average Fair Value
Non-vested restricted stock at December 31, 2014	21,000	$30.61
Granted	21,000	$28.98
Vested	(21,000)	$30.61
Non-vested restricted stock at December 31, 2015	21,000	$28.98
Granted	18,000	$33.84
Vested	(21,000)	$28.98
Non-vested restricted stock at June 30, 2016	18,000	$33.84

RSUs—Under the Plan, we have issued RSUs. RSUs are not actual shares, but rather a right to receive shares in the future based on the level of achievement of performance criteria. The shares are not issued and the employee cannot sell or transfer shares prior to vesting and has no voting rights until the RSUs vest. Employees who are granted RSUs do not receive dividend payments during the service period. The employees' RSUs will result in the delivery of shares if (a) performance criteria is met and (b) the employee remains employed, in good standing, through the date of the performance period. The performance period is two years. The grant date fair value of the RSUs is equal to the closing market price of our common stock on the grant date less the present value of dividends expected to be awarded during the service period. We recognize the grant date fair value of RSUs of shares we expect to issue as compensation expense ratably over the requisite service period.

RSU Activity—The following table summarizes the nonvested RSU activity during the year ended December 31, 2015 and the six months ended June 30, 2016:

	Number of Units	Weighted Average Fair Value
Non-vested RSUs at December 31, 2014	—	$—
Granted	105,900	$30.85
Forfeited	(12,450)	$30.92
Non-vested RSUs at December 31, 2015	93,450	$30.84
Granted	104,900	$28.26
Forfeited	(9,950)	$29.68
Non-vested RSUs at June 30, 2016	188,400	$29.47

11.	Business Segment and Geographic Area Information

We have one reportable segment. We deliver a broad array of IT and technical services solutions under contracts with the U.S. government. Our U.S. government customers typically exercise independent contracting authority, and even offices or divisions within an agency or department may directly, or through a prime contractor, use our services as a separate customer so long as that customer has independent decision-making and contracting authority within its organization. Revenues from the U.S. government under prime contracts and subcontracts were approximately 97.6% and 99.0% of our revenues for the six months ended June 30, 2016 and 2015, respectively. We treat sales to U.S. government customers as sales within the U.S. regardless of where the services are performed. U.S. revenues are approximately 98.0% and 99.8% of our total revenues for the three months ended June 30, 2016 and 2015, respectively. U.S. revenues are approximately 98.5% and 99.8% of our total revenues for the six months ended June 30, 2016 and 2015, respectively. International revenues were approximately 2.0% and 0.2% of our total revenues for the three months ended June 30, 2016 and 2015, respectively. International revenues were approximately 1.5% and 0.2% of our total revenues for the six months ended June 30, 2016 and 2015, respectively. Furthermore, substantially all assets from continuing operations were held in the U.S. for the six months ended June 30, 2016 and year ended December 31, 2015.

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

Factors or risks that could cause our actual results to differ materially from the results we anticipate include, but are not limited to, the following:

•	Failure to compete effectively for new contract awards or to retain existing U.S. government contracts;

•	Delays in the competitive bidding process caused by competitors' protest of contract awards received by us;

•	Inability to recruit and retain a sufficient number of employees with specialized skill sets who are in great demand and limited supply;

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

We derive revenues primarily from contracts with U.S. government agencies that are focused on national security and consequently our operational results are affected by U.S. government spending levels in the areas of defense, federal health IT, intelligence and homeland security. Over the last few years, financial performance in our industry has been adversely impacted by public and political pressure regarding government funding levels, uncertainty about the appropriations process and delays in contract awards and spending. The delays in awards and competitive pressures in 2014 and 2015 have impacted our historical financial results. Currently, industry conditions are improving and award activity is returning to a more normal pace. Our level of work under contracts in support of Overseas Contingency Operations leveled off in 2015 and we expect it to remain stable through 2016. We believe we are well positioned to meet our customers' needs and grow our business as we move through 2016 and beyond.

Our strategy includes a focus on business development and bid and proposal spending on larger contract award opportunities, many in excess of $100 million. We believe our strong position as a prime contractor and our broad array of service offerings are a competitive advantage. We continue to focus on indirect spending levels to maintain competitively priced offerings. We have expanded our service offerings internationally, supporting allied governments with services similar to our federal government support. Additionally, leveraging our strong balance sheet, we will continue to pursue acquisitions that broaden our domain expertise and service offerings and/or establish relationships with new customers.

We recommend that you read this discussion and analysis in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015, previously filed with the SEC.

Three Months Ended June 30, 2016 Compared to the Three Months Ended June 30, 2015

The following table sets forth certain items from our condensed consolidated statements of income and the relative percentage that certain items of expenses and earnings bear to revenues, as well as the period-to-period change from June 30, 2015 to June 30, 2016.

	Three months ended June 30,				Period-to-Period Change
	2016	2015	2016	2015	2015 to 2016
	Dollars		Percentage		Dollars	Percentage
	(dollars in thousands)
REVENUES	$401,354	$384,378	100.0%	100.0%	$16,976	4.4%
Cost of services	341,511	326,243	85.1%	84.9%	15,268	4.7%
General and administrative expenses	35,629	37,023	8.9%	9.6%	(1,394)	(3.8)%
OPERATING INCOME	24,214	21,112	6.0%	5.5%	3,102	14.7%
Interest expense	(306)	(329)	—%	0.1%	(23)	(7.0)%
Interest income	19	24	—%	—%	(5)	(20.8)%
Other income (expense), net	45	72	—%	—%	(27)	(37.5)%
INCOME FROM OPERATIONS BEFORE INCOME TAXES AND EQUITY METHOD INVESTMENTS	23,972	20,879	6.0%	5.4%	3,093	14.8%
Provision for income taxes	(9,250)	(8,544)	2.3%	2.2%	706	8.3%
Equity in gains of unconsolidated subsidiaries	60	115	—%	—%	(55)	(47.8)%
NET INCOME	$14,782	$12,450	3.7%	3.2%	$2,332	18.7%

Revenues

The primary driver of our increase in revenues during the three months ended June 30, 2016 as compared to the same period in 2015 relates to revenues from new contract awards, our acquisitions and growth on existing contracts. These increases were offset by contracts and tasks that ended.

Cost of services

The increase in cost of services was primarily due to increases in revenues. As a percentage of revenues, direct labor costs decreased to 47.6% for the three months ended June 30, 2016, compared to 49.1% for the same period in 2015. As a percentage of revenues, other direct costs, which include subcontractors and third party equipment and materials used in the performance of our contracts, increased to 37.5% for the three months ended June 30, 2016, compared to 35.8% for the same period in 2015, primarily due to the increased levels of materials and other direct costs.

General and administrative expenses

The decrease in general and administrative expenses was due to cost reduction measures. As a percentage of revenues, general and administrative expenses decreased for the three months ended June 30, 2016 when compared to the same period in 2015 due to the increase in revenues.

Provision for income taxes

Our effective tax rate is affected by recurring items, such as tax rates and the relative amount of income we earn in various taxing jurisdictions and their tax rates. It is also affected by discrete items that may occur in any given year, but are not consistent from year-to-year. Our effective income tax rates were 38.5% and 40.7% for the three months ended June 30, 2016 and 2015, respectively.

Six Months Ended June 30, 2016 Compared to the Six Months Ended June 30, 2015

The following table sets forth certain items from our consolidated statement of income and the relative percentage that certain items of expenses and earnings bear to revenues, as well as the period-to-period change from June 30, 2015 to June 30, 2016.

	Six months ended June 30,				Period-to-Period Change
	2016	2015	2016	2015	2015 to 2016
	Dollars		Percentage		Dollars	Percentage
	(dollars in thousands)
REVENUES	$792,016	$754,708	100.0%	100.0%	$37,308	4.9%
Cost of services	675,025	640,392	85.2%	84.9%	34,633	5.4%
General and administrative expenses	70,832	73,358	9.0%	9.7%	(2,526)	(3.4)%
OPERATING INCOME	46,159	40,958	5.8%	5.4%	5,201	12.7%
Interest expense	(595)	(604)	—%	0.1%	(9)	(1.5)%
Interest income	63	91	—%	—%	(28)	(30.8)%
Other income (expense), net	53	(69)	—%	—%	122	176.8%
INCOME FROM OPERATIONS BEFORE INCOME TAXES AND EQUITY METHOD INVESTMENTS	45,680	40,376	5.8%	5.3%	5,304	13.1%
Provision for income taxes	(17,810)	(16,283)	2.3%	2.1%	1,527	9.4%
Equity in gains of unconsolidated subsidiaries	128	115	—%	—%	13	11.3%
NET INCOME	$27,998	$24,208	3.5%	3.2%	$3,790	15.7%

Revenues

The primary driver of our increase in revenues during the six months ended June 30, 2016 as compared to the same period in 2015 relates to revenues from new contract awards, our acquisitions and growth on existing contracts. These increases were offset by contracts and tasks that ended during 2015.

Cost of services

The increase in cost of services was primarily due to increases in revenues. As a percentage of revenues, direct labor and related costs increased to 49.1% for the six months ended June 30, 2016, compared to 48.8% for the same period in 2015 due to improved contract activity resulting in the higher labor content on our contracts. As a percentage of revenues, other direct costs, which include subcontractors and third party equipment and materials used in the performance of our contracts, remained consistent at 36.1% for the six months ended June 30, 2016 and 2015. We expect cost of services as a percentage of revenues to remain relatively stable for the remainder of 2016.

General and administrative expenses

The decrease in general and administrative expenses was due to cost reduction measures. As a percentage of revenues, general and administrative expenses decreased for the six months ended June 30, 2016 when compared to the same period in 2015 due to the increase in revenues and reduced spending. We expect general and administrative expenses as a percentage of revenues to remain relatively stable through 2016.

Provision for income taxes

Our effective tax rate is affected by recurring items, such as tax rates and the relative amount of income we earn in various taxing jurisdictions and their tax rates. It is also affected by discrete items that may occur in any given year, but are not consistent from year-to-year. Our effective income tax rates were 38.9% and 40.2% for the six months ended June 30, 2016 and 2015, respectively. We expect our effective tax rate to remain relatively consistent for the remainder of 2016.

Backlog

At June 30, 2016 and December 31, 2015, our backlog was $4.3 billion and $4.1 billion, respectively, of which $0.9 billion and $1.0 billion, respectively, was funded backlog. The increase in our backlog is due to our receipt of new awards. Backlog represents estimates that we calculate on a consistent basis. For additional information on how we compute backlog, see our Annual Report on Form 10-K for the fiscal year ended December 31, 2015, previously filed with the SEC.

Liquidity and Capital Resources

Historically, our primary liquidity needs have been the financing of acquisitions, working capital, payment under our cash dividend program and capital expenditures. Our primary sources of liquidity are cash provided by operations and our revolving credit facility.

On June 30, 2016, our cash and cash equivalents balance was $40.1 million. There were no outstanding borrowings under our revolving credit facility at June 30, 2016. At June 30, 2016, we were contingently liable under letters of credit totaling $19.1 million, which reduced our ability to borrow under our revolving credit facility by that amount. The maximum available borrowings under our revolving credit facility at June 30, 2016 were $480.9 million.

Generally, cash provided by operating activities is adequate to fund our operations, including payments under our regular cash dividend program. Due to fluctuations in our cash flows and level of operations, it may become necessary from time-to-time to increase borrowings under our revolving credit facility to meet cash demands.

Cash Flows from Operating Activities

Our operating cash flows are primarily affected by our ability to invoice and collect from our clients in a timely manner, our ability to manage our vendor payments and the overall profitability of our contracts. We bill most of our customers monthly after services are rendered. Our accounts receivable days sales outstanding (DSO) were 67 and 83 as of June 30, 2016 and 2015, respectively. This improvement is due to efficiencies made in our billing processes and a greater focus on collections. We expect DSO levels to remain in the upper 60's and mid-70's throughout 2016. For the six months ended June 30, 2016 and 2015, our net cash flows from operating activities were $51.2 million and $44.0 million, respectively. The increase in net cash flows from operating activities during the six months ended June 30, 2016 when compared to the same period in 2015 was primarily due to our ability to manage vendor payments, the timing of accrued salaries and related expenses and an increase in net income, offset by the timing of accounts receivables and an increase in employee supplemental savings plan assets.

Cash Flows from Investing Activities

Our cash flows from investing activities consist primarily of business acquisitions, purchases of property and equipment and investments in capitalized software for internal use. For the six months ended June 30, 2016 and 2015, our net cash outflows from investing activities were $52.0 million and $104.7 million, respectively. During the six months ended June 30, 2016, our net cash outflows from investing activities were primarily due to the acquisition of OEC. During the six months ended June 30, 2015, our net cash outflows from investing activities were primarily due to the acquisitions of KCG and Welkin and purchases of property and equipment.

Cash Flows from Financing Activities

Our cash flows from financing activities consist primarily of dividends paid, proceeds from the exercise of stock options as well as borrowings and repayments under our revolving credit facility. For the six months ended June 30, 2016, our net cash outflows from financing activities were $0.4 million and for the six months ended June 30, 2015, net cash inflows from financing activities were $41.3 million. During the six months ended June 30, 2016, net cash outflows from financing activities were primarily due to dividends paid offset by the proceeds from the exercise of stock options and the excess tax benefits from exercise of stock options. During the six months ended June 30, 2015, net cash inflows from financing activities were primarily from net borrowings under our revolving credit facility to finance the acquisition of KCG, partially offset by our quarterly dividend payments.

Capital Resources

We believe the capital resources available to us from cash on hand of $40.1 million at June 30, 2016, our $500.0 million revolving credit facility and cash from our operations are adequate to fund our anticipated cash requirements for at least the next year, including payments under our regular cash dividend program. We anticipate financing our external growth from acquisitions and our longer-term internal growth through one or more of the following sources: cash from operations, use of our revolving credit facility; and additional borrowings of debt or issuance of equity.

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

Dividend

During each of the six months ended June 30, 2016 and 2015, we declared and paid quarterly dividends in the amount of $0.21 per share on both classes of our common stock. While we expect to continue the regular cash dividend program, any future dividends declared will be at the discretion of our Board of Directors and will depend, among other factors, upon our results of operations, financial condition and cash requirements, as well as such other factors that our Board of Directors deems relevant.

Off-Balance Sheet Arrangements

In the ordinary course of business, we use letters of credit issued to satisfy certain contractual terms with our customers. As of June 30, 2016, $19.1 million in letters of credit were issued but undrawn. We have an outstanding performance bond in connection with a contract between ManTech MENA, LLC and Jadwalean International Operations and Management Company to fulfill technical support requirements for the Royal Saudi Air Force. This performance bond is guaranteed by a letter of credit in the amount of $19.0 million. We have off-balance sheet arrangements related to operating leases. For a description of our operating leases, see Note 9 to our consolidated financial statements for the fiscal year 2015 included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015, filed with the SEC on February 19, 2016.

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

We derive the majority of our revenues from cost-plus-fixed-fee, cost-plus-award-fee, firm-fixed-price and time-and-materials contracts. Revenues for cost-reimbursable contracts are recorded as reimbursable costs are incurred, including an estimated share of the applicable contractual fees earned. For performance-based fees under cost-reimbursable contracts, we recognize the relevant portion of the expected fee to be awarded by the customer at the time such fee can be reasonably estimated, based on factors such as our prior award experience and communications with the customer regarding performance, or upon approval by the customer. For time-and-materials contracts, revenues are recognized to the extent of billable rates times hours delivered plus materials and other reimbursable costs incurred. For long-term fixed-price production contracts, revenues are recognized at a rate per unit as the units are delivered or by other methods to measure services provided. Revenues from other long-term fixed-price contracts are recognized ratably over the contract period or by other appropriate methods to measure services provided. Contract costs are expensed as incurred except for certain limited long-term contracts noted below. For long-term contracts specifically described in the scope section of ASC 605-35, Revenue Recognition - Construction-Type and Production-Type Contracts, we apply the percentage of completion method. Under the percentage of completion method, income is recognized at a consistent profit margin over the period of performance based on estimated profit margins at completion of the contract. This method of accounting requires estimating the total revenues and total contract cost at completion of the contract. During the performance of long-term contracts, these estimates are periodically reviewed and revisions are made as required using the cumulative catch-up method of accounting. The impact on revenues and contract profit as a result of these revisions is included in the periods in which the revisions are made. This method can result in the deferral of costs or the deferral of profit on these contracts. Because we assume the risk of performing a fixed-price contract at a set price, the failure to accurately estimate ultimate costs or to control costs during performance of the work could result, and in some instances has resulted, in reduced profits or losses for such contracts. Estimated losses on contracts at completion are recognized when identified. In certain circumstances, revenues are recognized when contract amendments have not been finalized.

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

Accounting Standards Updates

On May 9, 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2016-12, Revenue From Contracts With Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients, to provide a limited number of changes to its revenue recognition standard. The amendments clarify the assessment of the likelihood that revenue will be collected from a contract, the guidance for presenting sales taxes and similar taxes and the timing for measuring customer payments that are not in cash. The amendments provide what the FASB calls a practical expedient for recognizing revenue from contracts that have been modified prior to the transition period to the new standard. ASU 2016-12 also says that a contract should be considered complete if all, or substantially all, of its revenue has been collected prior to making the transition to the new standard. In addition, this Update clarifies the disclosure requirements for businesses and other organizations that make the transition to the new standard by adjusting amounts from prior reporting periods via what is called retrospective application by the accounting board. The amendments in ASU 2016-12 become effective for fiscal years that start after December 15, 2017. We are currently evaluating the effect of adoption on our consolidated financial statements.

On April 14, 2016, the FASB issued ASU 2016-10—Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing. This Update finalizes Proposed ASU 2015-250 and suggests guidance for stakeholders on identifying performance obligations and licenses in customer contracts. The amendments in this Update impact entities with transactions that include contracts with customers to transfer goods or services (that are an output of the entity's ordinary activities) in exchange for consideration. They require entities to recognize revenue by following certain steps including (1) identifying the contract(s) with a customer; (2) identifying the performance obligations in a contract; (3) determining the transaction price; (4) allocating the transaction price to performance obligations in the contract and (5) recognizing revenue when, or as, the entity satisfies a performance obligation. This Update does not impact the core revenue recognition principles in Topic 606, but clarifies the following two aspects of Topic 606—the identification of performance obligations and the licensing implementation guidance—while retaining the related principles for those areas. With respect to the identification of performance obligations, the amendments in this Update are expected to (1) reduce the cost and complexity of applying the guidance on identifying promised goods or services and (2) provide guidance on assessing whether promises to transfer goods or services are distinct by evaluating the separately-identifiable-promises criterion. As for the licensing guidance, the amendments seek to improve its operability and understandability with respect to determining whether an entity's promise to grant a license provides a customer with either a right to use the entity's intellectual property or a right to access the entity's intellectual property. For public entities, the amendments are effective for annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. Earlier application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. We do not plan on early adopting this Update. We are currently evaluating the effect of adoption on our consolidated financial statements.

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

On March 17, 2016, the FASB issued ASU 2016-08—Revenue from Contracts with Customers (Topic 606)—Principal versus Agent Considerations (Reporting Revenue Gross versus Net), which finalizes Proposed ASU 2015-290 of the same name, and clarifies the implementation guidance on principal versus agent considerations. In particular, ASU 2016-08 requires an entity to determine whether the nature of its promise is to provide the specified good or service itself (i.e., the entity is a principal) or to arrange for that good or service to be provided by the other party (i.e., the entity is an agent) when another party is involved in providing goods or services to a customer. Additionally, the amendments in this ASU require an entity that is a principal to recognize revenue in the gross amount of consideration to which it expects to be entitled in exchange for the specified good or service transferred to the customer, and require an entity that is an agent to recognize revenue in the amount of any fee or commission to which it expects to be entitled in exchange for arranging for the specified good or service to be provided by the other party. Notably, an entity is a principal if it controls the specified good or service before that good or service is transferred to a customer. The guidance includes indicators to assist in determining whether an entity controls a specified good or service before it is transferred to the customer, but the indicators do not override the assessment of control, should not be viewed in isolation, do not constitute a separate or additional evaluation, and should not be considered a checklist of criteria to be met in all scenarios. Because the amendments in this ASU affect the guidance in ASU 2014-09, Revenue from Contracts with Customers (Topic 606), which is not yet effective, ASU 2016-08 will become effective when the guidance in ASU 2014-09 becomes effective. Public business entities should apply the guidance in ASU 2016-08 to annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. Earlier application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. We are currently evaluating the effect of adoption on our consolidated financial statements.

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

Other ASUs effective after June 30, 2016, are not expected to have a material effect on our condensed consolidated financial statements.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Our exposure to market risk relates to changes in interest rates for borrowing under our revolving credit facility. At June 30, 2016, there was no outstanding balance on our revolving credit facility. Borrowings under our revolving credit facility bear interest at variable rates. A hypothetical 10% increase in interest rates would have no effect on our interest expense for the six months ended June 30, 2016.

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

As of June 30, 2016, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), management evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 of the Exchange Act. Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level described above.

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
10.1‡
Amendment No. 1 to Amended and Restated Credit Agreement, dated May 17, 2016, by and among the registrant and a syndicate of lenders, including Bank of America, N.A., acting as administrative agent for the lenders.

10.2‡*	Management Incentive Plan of ManTech International Corporation - 2016 Restatement
31.1‡	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.
31.2‡	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.
32‡	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended.
101
The following materials from the ManTech International Corporation Quarterly Report on Form 10-Q for the quarter ended June 30, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at June 30, 2016 and December 31, 2015; (ii) Condensed Consolidated Statements of Income for the Three and Six Months Ended June 30, 2016 and 2015; (iii) Condensed Consolidated Statements of Comprehensive Income for the Three and Six Months Ended June 30, 2016 and 2015; (iv) Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2016 and 2015; and (v) Notes to Condensed Consolidated Financial Statements.

‡ Filed herewith.
* Management contract or compensatory plan or arrangement required to be filed as an Exhibit to this report pursuant to item 15(a)(3).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MANTECH INTERNATIONAL CORPORATION

		By:	/s/ GEORGE J. PEDERSEN
Date:	July 29, 2016	Name:	George J. Pedersen
		Title:	Chairman of the Board of Directors and Chief Executive Officer

		By:	/s/ KEVIN M. PHILLIPS
Date:	July 29, 2016	Name:	Kevin M. Phillips
		Title:	Chief Financial Officer