Form 10-Q
period 2016-09-30
MANTECH INTERNATIONAL CORP
filed 2016-11-04
CIK 892537

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
__________________________________________
FORM 10-Q
__________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2016
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No
As of November 2, 2016 there were 25,354,069 shares outstanding of our Class A common stock and 13,191,845 shares outstanding of our Class B common stock.

MANTECH INTERNATIONAL CORPORATION
FORM 10-Q
FOR THE QUARTER ENDED September 30, 2016

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

MANTECH INTERNATIONAL CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands Except Share and Per Share Amounts)

	(unaudited)
	September 30, 2016	December 31, 2015
ASSETS
Cash and cash equivalents	$70,901	$41,314
Receivables—net	292,292	304,253
Prepaid expenses and other	21,451	23,605
Total Current Assets	384,644	369,172
Goodwill	949,953	919,591
Other intangible assets—net	157,456	154,176
Employee supplemental savings plan assets	28,998	27,557
Property and equipment—net	22,213	22,439
Investments	11,061	10,853
Other assets	2,395	2,636
TOTAL ASSETS	$1,556,720	$1,506,424
LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Accounts payable and accrued expenses	$96,201	$106,271
Accrued salaries and related expenses	64,474	60,940
Billings in excess of revenue earned	14,012	12,685
Total Current Liabilities	174,687	179,896
Deferred income taxes—non-current	110,932	102,035
Accrued retirement	29,492	29,877
Other long-term liabilities	13,011	10,879
TOTAL LIABILITIES	328,122	322,687
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY
Common stock, Class A—$0.01 par value; 150,000,000 shares authorized; 25,590,003 and 24,731,584 shares issued at September 30, 2016 and December 31, 2015; 25,345,890 and 24,487,471 shares outstanding at September 30, 2016 and December 31, 2015	256	247
Common stock, Class B—$0.01 par value; 50,000,000 shares authorized; 13,191,845 and 13,191,845 shares issued and outstanding at September 30, 2016 and December 31, 2015	132	132
Additional paid-in capital	464,375	438,168
Treasury stock, 244,113 and 244,113 shares at cost at September 30, 2016 and December 31, 2015	(9,158)	(9,158)
Retained earnings	773,113	754,457
Accumulated other comprehensive loss	(120)	(109)
TOTAL STOCKHOLDERS’ EQUITY	1,228,598	1,183,737
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,556,720	$1,506,424

See notes to condensed consolidated financial statements.

MANTECH INTERNATIONAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In Thousands Except Per Share Amounts)

	(unaudited) Three months ended September 30,		(unaudited) Nine months ended September 30,
	2016	2015	2016	2015
REVENUES	$415,402	$393,008	$1,207,418	$1,147,716
Cost of services	356,294	334,991	1,031,319	975,383
General and administrative expenses	35,608	36,897	106,440	110,255
OPERATING INCOME	23,500	21,120	69,659	62,078
Interest expense	(263)	(429)	(858)	(1,033)
Interest income	36	44	99	135
Other income (expense), net	92	1,618	145	1,549
INCOME FROM OPERATIONS BEFORE INCOME TAXES AND EQUITY METHOD INVESTMENTS	23,365	22,353	69,045	62,729
Provision for income taxes	(8,630)	(9,199)	(26,440)	(25,482)
Equity in gains (losses) of unconsolidated subsidiaries	(71)	(126)	57	(11)
NET INCOME	$14,664	$13,028	$42,662	$37,236
BASIC EARNINGS PER SHARE:
Class A common stock	$0.38	$0.35	$1.12	$0.99
Class B common stock	$0.38	$0.35	$1.12	$0.99
DILUTED EARNINGS PER SHARE:
Class A common stock	$0.38	$0.35	$1.12	$0.99
Class B common stock	$0.38	$0.35	$1.12	$0.99

See notes to condensed consolidated financial statements.

MANTECH INTERNATIONAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In Thousands)

	(unaudited) Three months ended September 30,		(unaudited) Nine months ended September 30,
	2016	2015	2016	2015
NET INCOME	$14,664	$13,028	$42,662	$37,236
OTHER COMPREHENSIVE LOSS:
Translation adjustments, net of tax	(15)	(29)	(11)	(62)
COMPREHENSIVE INCOME	$14,649	$12,999	$42,651	$37,174

See notes to condensed consolidated financial statements.

MANTECH INTERNATIONAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)

	(unaudited) Nine months ended September 30,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$42,662	$37,236
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	22,582	22,345
Deferred income taxes	7,187	18,134
Stock-based compensation	2,266	4,187
Excess tax benefits from exercise of stock options	(1,024)	(59)
Equity in (gains) losses of unconsolidated subsidiaries	(57)	11
Gain on disposition of business	—	(1,692)
Gain on sale and retirement of property and equipment	—	(695)
Change in assets and liabilities—net of effects from acquired businesses:
Receivables—net	11,823	83,659
Prepaid expenses and other	2,437	(205)
Contractual inventory	—	(3,726)
Employee supplemental savings plan asset	(1,441)	5,096
Accounts payable and accrued expenses	(8,918)	(41,728)
Accrued salaries and related expenses	2,814	13,641
Billings in excess of revenue earned	1,327	14,330
Accrued retirement	(385)	(4,426)
Other	1,878	667
Net cash flow from operating activities	83,151	146,775

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of businesses—net of cash acquired	(47,682)	(101,342)
Purchases of property and equipment	(5,666)	(3,188)
Investment in capitalized software for internal use	(1,390)	(809)
Payments to acquire investments	(474)	(4,500)
Transaction costs for disposition of business	—	(1,174)
Proceeds from sale of property and equipment	—	696
Net cash flow from investing activities	(55,212)	(110,317)

CASH FLOWS FROM FINANCING ACTIVITIES:
Dividends paid	(24,012)	(23,637)
Proceeds from exercise of stock options	24,636	4,530
Excess tax benefits from exercise of stock options	1,024	59
Borrowings under revolving credit facility	—	162,200
Repayments under revolving credit facility	—	(152,200)
Net cash flow from financing activities	1,648	(9,048)
NET CHANGE IN CASH AND CASH EQUIVALENTS	29,587	27,410
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	41,314	23,781
CASH AND CASH EQUIVALENTS, END OF PERIOD	$70,901	$51,191

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest	$739	$939
Cash paid for income taxes, net	$14,161	$4,778
See notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2016
UNAUDITED

1.	Description of the Business

ManTech International Corporation (depending on the circumstances, “ManTech,” “Company,” “we,” “our,” “ours” or “us”) provides innovative technologies and solutions for mission-critical national security programs for the intelligence community; the departments of Defense, State, Homeland Security, Health and Human Services, Veteran Affairs and Justice, including the Federal Bureau of Investigations (FBI); the space community; and other United States of America (U.S.) government customers. We provide support to critical national security programs for approximately 50 federal agencies through approximately 900 current contracts. Our expertise includes cybersecurity; software and systems development; enterprise information technology (IT); multi-disciplined intelligence; program protection and mission assurance; systems engineering; test and evaluation; command, control, communications, computers, intelligence, surveillance and reconnaissance; training; supply chain management and logistics; and management consulting. We support major national missions, such as military readiness and wellness, terrorist threat detection, information security and border protection. Our employees operate primarily in the U.S. as well as numerous locations internationally.

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

Oceans Edge, Inc, Cyber Division—On June 10, 2016, we completed the acquisition of certain assets of Oceans Edge, Inc., Cyber Division (OEC). The results of OEC's operations have been included in our condensed consolidated financial statements since that date. The acquisition was completed through an asset purchase agreement dated June 10, 2016, by and among Oceans Edge, Inc., Oceans Edge Cyber, LLC, certain owners of Ocean's Edge, Inc., and ManTech Advanced Systems International, Inc. OEC provides technical and professional services under government contracts in the defense and intelligence industries, including turnkey system solutions in cyber offense and defense, mission operations support and operations assessment and analysis. The OEC team of computer network operations (CNO) professionals will enhance our advanced CNO tools and research and development offerings with new business across the Department of Defense (DoD) landscape, including US CYBERCOM. The acquisition strategically strengthens our capabilities to support our federal agency customers and, specifically, to engineer and develop new, advanced solutions for wireless devices, networks, and infrastructures. We funded the acquisition with cash on hand. The asset purchase agreement did not contain provisions for contingent consideration.

For the nine months ended September 30, 2016, we incurred approximately $1.2 million of acquisition costs related to the OEC transaction, which are included in the general and administrative expenses in our condensed consolidated statement of income.

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

In preliminarily allocating the purchase price, we considered among other factors, analysis of historical financial performance and estimates of future performance of OEC's contracts. The components of other intangible assets associated with the acquisition were technology, customer relationships and backlog valued at $3.0 million, $14.0 million and $1.0 million, respectively. Technology represents a suite of mobile analysis and exploitation offerings, which is used by customers in support of their missions.

Technology is amortized straight-line over its estimated useful life of 5 years. Customer contracts and related relationships represent the underlying relationships and agreements with OEC's existing customers. Customer relationships are amortized using the pattern of benefits method over their estimated useful lives of approximately 20 years. Backlog is amortized straight-line over its estimated useful life of 1 year. The weighted-average amortization period for the intangible assets is 16 years.

The following table represents the preliminary purchase price allocation for OEC, as we are still in the process of reviewing the fair value of the assets acquired and liabilities assumed (in thousands):

Goodwill	$30,362
Other intangible assets	18,000
Property and equipment	69
Accounts payable and accrued expenses	(29)
Accrued salaries and related expenses	(720)
Net assets acquired and liabilities assumed	$47,682

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

The purchase price of $68.2 million was allocated to the underlying assets and liabilities based on their estimated fair value at the date of acquisition. The goodwill recorded related to this transaction will be deductible for tax purposes over 15 years, assuming adequate levels of taxable income. Recognition of goodwill is largely attributed to the value paid for KCG's capabilities in providing comprehensive cyber security services throughout the DoD and intelligence community.

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

In applying the two-class method, we determined that undistributed earnings should be allocated equally on a per share basis between Class A and Class B common stock. Under our Certificate of Incorporation, the holders of the common stock are entitled to participate ratably, on a share-for-share basis as if all shares of common stock were of a single class, in such dividends as may be declared by the Board of Directors. During each of the nine months ended September 30, 2016 and 2015, we declared and paid quarterly dividends in the amount of $0.21 per share on both classes of common stock.

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

The net income available to common stockholders and weighted average number of common shares outstanding used to compute basic and diluted earnings per share for each class of common stock are as follows (in thousands, except per share amounts):

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Distributed earnings	$8,089	$7,887	$24,007	$23,632
Undistributed earnings	6,575	5,141	18,655	13,604
Net income	$14,664	$13,028	$42,662	$37,236

Class A common stock:
Basic net income available to common stockholders	$9,619	$8,448	$27,842	$24,130
Basic weighted average common shares outstanding	25,164	24,341	24,784	24,291
Basic earnings per share	$0.38	$0.35	$1.12	$0.99

Diluted net income available to common stockholders	$9,654	$8,456	$27,915	$24,167
Effect of potential exercise of stock options	265	65	188	106
Diluted weighted average common shares outstanding	25,429	24,406	24,972	24,397
Diluted earnings per share	$0.38	$0.35	$1.12	$0.99

Class B common stock:
Basic net income available to common stockholders	$5,045	$4,580	$14,820	$13,106
Basic weighted average common shares outstanding	13,192	13,193	13,192	13,193
Basic earnings per share	$0.38	$0.35	$1.12	$0.99

Diluted net income available to common stockholders	$5,010	$4,572	$14,747	$13,069
Effect of potential exercise of stock options	—	—	—	—
Diluted weighted average common shares outstanding	13,192	13,193	13,192	13,193
Diluted earnings per share	$0.38	$0.35	$1.12	$0.99

For the three months ended September 30, 2016 and 2015, options to purchase 13,481 shares and 1,906,961 shares, respectively, were outstanding but not included in the computation of diluted earnings per share because the options’ effect would have been anti-dilutive. For the nine months ended September 30, 2016 and 2015, options to purchase 470,229 shares and 1,896,096 shares, respectively, were outstanding but not included in the computation of diluted earnings per share because the options' effect would have been anti-dilutive. For the nine months ended September 30, 2016 and 2015, there were 840,419 shares and 162,139 shares, respectively, issued from the exercise of stock options.

5.	Receivables

We deliver a broad array of services and solutions under contracts with the U.S. government, state and local governments and commercial customers. The components of contract receivables are as follows (in thousands):

	September 30, 2016	December 31, 2015
Billed receivables	$240,941	$233,735
Unbilled receivables:
Amounts billable	40,946	47,900
Revenues recorded in excess of funding	10,329	19,213
Retainage	8,903	11,878
Allowance for doubtful accounts	(8,827)	(8,473)
Receivables—net	$292,292	$304,253

Amounts billable consist principally of amounts to be billed within the next month. Revenues recorded in excess of funding are billable upon receipt of contractual amendments or other modifications. The retainage is billable upon completion of contract performance and approval of final indirect expense rates by the government. There is a contract with the U.S. government that represents 10.1% and 7.0% of receivables-net at September 30, 2016 and December 31, 2015, respectively. Accounts receivable at September 30, 2016 are expected to be substantially collected within one year except for approximately $0.8 million, of which 91.0% is related to receivables from sales to the U.S. government. The remainder is related to receivables from contracts in which we acted as a subcontractor to other contractors.

We do not believe that we have significant exposure to credit risk as accounts receivable and the related unbilled amounts are primarily due from the U.S. government. The allowance for doubtful accounts represents our estimate for exposure to compliance, contractual issues and bad debts related to prime contractors.

6.	Property and Equipment

Major classes of property and equipment are summarized as follows (in thousands):

	September 30, 2016	December 31, 2015
Furniture and equipment	$49,264	$44,718
Leasehold improvements	36,319	35,733
Property and equipment—gross	85,583	80,451
Accumulated depreciation and amortization	(63,370)	(58,012)
Property and equipment—net	$22,213	$22,439

7.	Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill during the year ended December 31, 2015 and the period ended September 30, 2016 are as follows (in thousands):

Goodwill Balance
Goodwill at December 31, 2014	$851,640
Acquisitions	71,922
Divestiture	(3,971)
Goodwill at December 31, 2015	$919,591
Acquisitions	30,362
Goodwill at September 30, 2016	$949,953

Other intangible assets consisted of the following (in thousands):

	September 30, 2016			December 31, 2015
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Other intangible assets:
Contract and program intangible assets	$282,905	$137,029	$145,876	$281,682	$140,163	$141,519
Capitalized software cost for internal use	37,639	26,064	11,575	36,170	23,522	12,648
Other	58	53	5	58	49	9
Total other intangible assets—net	$320,602	$163,146	$157,456	$317,910	$163,734	$154,176

Amortization expense relating to intangible assets for both the three months ended September 30, 2016 and 2015 was $5.5 million. Amortization expense relating to intangible assets for the nine months ended September 30, 2016 and 2015 was $16.2 million and $15.6 million, respectively. We estimate that we will have the following amortization expense for the future periods indicated below (in thousands):

For the remaining three months ending December 31, 2016	$5,675
For the year ending:
December 31, 2017	$21,665
December 31, 2018	$19,877
December 31, 2019	$17,376
December 31, 2020	$14,630
December 31, 2021	$11,500

8.	Debt

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

The terms of the credit agreement permit prepayment and termination of the loan commitments at any time, subject to certain conditions. The credit agreement requires us to comply with specified financial covenants, including the maintenance of certain leverage ratios and a certain consolidated coverage ratio. The credit agreement also contains various covenants, including affirmative covenants with respect to certain reporting requirements and maintenance of certain business activities, and negative covenants that, among other things, may limit or impose restrictions on our ability to incur liens, incur additional indebtedness, make investments, make acquisitions and undertake certain other actions. As of September 30, 2016, we were in compliance with the financial covenants under the credit agreement.

There was no outstanding balance on our revolving credit facility at both September 30, 2016 and December 31, 2015. The maximum available borrowing under the revolving credit facility at September 30, 2016 was $480.9 million. As of September 30, 2016, we were contingently liable under letters of credit totaling $19.1 million, which reduced our availability to borrow under our revolving credit facility.

9.	Commitments and Contingencies

Contracts with the U.S. government, including subcontracts, are subject to extensive legal and regulatory requirements and, from time-to-time, agencies of the U.S. government, in the ordinary course of business, investigate whether our operations are conducted in accordance with these requirements and the terms of the relevant contracts. U.S. government investigations of us, whether related to our U.S. government contracts or conducted for other reasons, could result in administrative, civil, or criminal liabilities, including repayments, fines or penalties being imposed upon us, or could lead to suspension or debarment from future U.S. government contracting activities. Management believes it has adequately reserved for any losses that may be experienced from any investigation of which it is aware. The Defense Contract Audit Agency has substantially completed our incurred cost audits through 2011 with no material adjustments. The remaining audits for 2012 through 2015 are not expected to have a material effect on our financial position, results of operations or cash flow and management believes it has adequately reserved for any losses.

In the normal course of business, we are involved in certain governmental and legal proceedings, claims and disputes and have litigation pending under several suits. We believe that the ultimate resolution of these matters will not have a material effect on our financial position, results of operations or cash flows.

We have an outstanding performance bond in the amount of $19.0 million, which is in connection with a contract between ManTech MENA, LLC and Jadwalean International Operations and Management Company to fulfill technical support requirements for the Royal Saudi Air Force.

10.	Stock-Based Compensation

Our 2016 Management Incentive Plan (the Plan) was designed to attract, retain and motivate key employees. The types of equity awards available under the Plan include stock options, restricted stock and restricted stock units (RSUs). Equity awards granted under the Plan are settled in shares of Class A common stock. At the beginning of each year, the Plan provides that the number of shares available for issuance automatically increases by an amount equal to 1.5% of the total number of shares of Class A and Class B common stock outstanding on December 31st of the previous year. On January 4, 2016, there were 565,190 additional shares made available for issuance under the Plan. Through September 30, 2016, the Board of Directors has authorized the issuance of up to 13,382,296 shares under this plan. Through September 30, 2016, the remaining aggregate number of shares of our common stock available for future grants under the Plan was 5,939,607. The Plan expires in March 2026.

The Plan is administered by the compensation committee of our Board of Directors, along with its delegates. Subject to the express provisions of the Plan, the committee has the Board of Directors’ authority to administer and interpret the Plan, including the discretion to determine the exercise price, vesting schedule, contractual life and the number of shares to be issued.

Stock Compensation Expense—For the three months ended September 30, 2016 and 2015, we recorded $1.0 million and $1.5 million of stock-based compensation expense, respectively. For the nine months ended September 30, 2016 and 2015, we recorded $2.3 million and $4.2 million of stock-based compensation expense, respectively. No compensation expense of employees with stock awards, including stock-based compensation expense, was capitalized during the periods. For the nine months ended September 30, 2016 and 2015, the total recognized tax deficiency from the exercise of stock options, vested cancellations and the vesting of restricted stock was $0.7 million and $2.6 million, respectively.

Stock Options—Under the Plan, we have issued stock options. A stock option granted gives the holder the right, but not the obligation to purchase a certain number of shares at a predetermined price for a specific period of time. We typically issue options that vest over three years in equal installments beginning on the first anniversary of the date of grant. Under the terms of the Plan, the contractual life of the option grants may not exceed eight years. During the nine months ended September 30, 2016 and 2015, we issued options that expire five years from the date of grant.

Fair Value Determination—We have used the Black-Scholes-Merton option pricing model to determine the fair value of our awards on the date of grant. We will reconsider the use of the Black-Scholes-Merton model if additional information becomes available in the future that indicates another model would be more appropriate or if grants issued in future periods have characteristics that cannot be reasonably estimated under this model.

The following weighted-average assumptions were used for option grants during the nine months ended September 30, 2016 and 2015:

Volatility—The expected volatility of the options granted was estimated based upon historical volatility of our share price through weekly observations of our trading history.

Expected Term—The expected term of options granted to employees during the nine months ended September 30, 2016 and 2015 was determined from historical exercises of the grantee population. For all grants valued during the nine months ended September 30, 2016 and 2015, the options had graded vesting over three years in equal installments beginning on the first anniversary of the date of grant and a contractual term of five years.

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

The following table summarizes weighted-average assumptions used in our calculations of fair value for the nine months ended September 30, 2016 and 2015:

	Nine months ended September 30,
	2016	2015
Volatility	23.74%	26.95%
Expected life of options	3 years	3 years
Risk-free interest rate	1.16%	1.13%
Dividend yield	3.00%	3.00%

Stock Option Activity—The weighted-average fair value of options granted during the nine months ended September 30, 2016 and 2015, as determined under the Black-Scholes-Merton valuation model, was $4.15 and $4.89, respectively. Option grants that vested during the nine months ended September 30, 2016 and 2015 had a combined fair value of $1.4 million and $1.8 million, respectively.

The following table summarizes stock option activity for the year ended December 31, 2015 and the nine months ended September 30, 2016:

	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value (in thousands)
Stock options at December 31, 2014	3,391,032	$32.76	$4,722
Granted	237,853	$30.87
Exercised	(284,320)	$27.51	$1,348
Cancelled and expired	(849,255)	$39.56
Stock options at December 31, 2015	2,495,310	$30.86	$3,583
Granted	101,717	$31.22
Exercised	(840,419)	$29.31	$6,241
Cancelled and expired	(434,182)	$38.83
Stock options at September 30, 2016	1,322,426	$29.25	$11,182

The following table summarizes non-vested stock options for the nine months ended September 30, 2016:

	Number of Shares	Weighted Average Fair Value
Non-vested stock options at December 31, 2015	991,290	$4.74
Granted	101,717	$4.15
Vested	(287,790)	$4.86
Cancelled	(60,433)	$4.64
Non-vested stock options at September 30, 2016	744,784	$4.62

The following table includes information concerning stock options exercisable and stock options expected to vest at September 30, 2016:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value (in thousands)
Stock options vested and expected to vest	1,238,385	$29.22	3 years	$10,513
Stock options exercisable	577,642	$28.88	2 years	$5,086

Unrecognized compensation expense related to outstanding stock options expected to vest was $1.6 million as of September 30, 2016, which is expected to be recognized over a weighted-average period of 1 year and will be adjusted for any future changes in estimated forfeitures.

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

Restricted Stock Activity—The following table summarizes the restricted stock activity during the year ended December 31, 2015 and the nine months ended September 30, 2016:

	Number of Shares	Weighted Average Fair Value
Non-vested restricted stock at December 31, 2014	21,000	$30.61
Granted	21,000	$28.98
Vested	(21,000)	$30.61
Non-vested restricted stock at December 31, 2015	21,000	$28.98
Granted	18,000	$33.84
Vested	(21,000)	$28.98
Non-vested restricted stock at September 30, 2016	18,000	$33.84

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

RSU Activity—The following table summarizes the nonvested RSU activity during the year ended December 31, 2015 and the nine months ended September 30, 2016:

	Number of Units	Weighted Average Fair Value
Non-vested RSUs at December 31, 2014	—	$—
Granted	105,900	$30.85
Forfeited	(12,450)	$30.92
Non-vested RSUs at December 31, 2015	93,450	$30.84
Granted	106,200	$28.38
Forfeited	(15,250)	$29.52
Non-vested RSUs at September 30, 2016	184,400	$29.53

11.	Business Segment and Geographic Area Information

We have one reportable segment. We deliver a broad array of IT and technical services solutions under contracts with the U.S. government. Our U.S. government customers typically exercise independent contracting authority, and even offices or divisions within an agency or department may directly, or through a prime contractor, use our services as a separate customer so long as that customer has independent decision-making and contracting authority within its organization. Revenues from the U.S. government under prime contracts and subcontracts were approximately 98% and 99% of our revenues for the nine months ended September 30, 2016 and 2015, respectively. We treat sales to U.S. government customers as sales within the U.S. regardless of where the services are performed. U.S. revenues are approximately 99% and 100% of our total revenues for the three months ended September 30, 2016 and 2015, respectively. U.S. revenues are approximately 99% and 100% of our total revenues for the nine months ended September 30, 2016 and 2015, respectively. International revenues were approximately 1% and 0% of our total revenues for the three months ended September 30, 2016 and 2015, respectively. International revenues were approximately 1% and 0% of our total revenues for the nine months ended September 30, 2016 and 2015, respectively. Furthermore, substantially all assets from continuing operations were held in the U.S. for the nine months ended September 30, 2016 and year ended December 31, 2015.

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

Overview

ManTech provides innovative technologies and solutions for mission-critical national security programs for the intelligence community; the departments of Defense, State, Homeland Security, Health and Human Services, Veterans Affairs and Justice, including the FBI; the space community; and other U.S. government customers.

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

Three Months Ended September 30, 2016 Compared to the Three Months Ended September 30, 2015

The following table sets forth certain items from our condensed consolidated statements of income and the relative percentage that certain items of expenses and earnings bear to revenues, as well as the period-to-period change from September 30, 2015 to September 30, 2016.

	Three months ended September 30,				Period-to-Period Change
	2016	2015	2016	2015	2015 to 2016
	Dollars		Percentage		Dollars	Percentage
	(dollars in thousands)
REVENUES	$415,402	$393,008	100.0%	100.0%	$22,394	5.7%
Cost of services	356,294	334,991	85.8%	85.2%	21,303	6.4%
General and administrative expenses	35,608	36,897	8.5%	9.4%	(1,289)	(3.5)%
OPERATING INCOME	23,500	21,120	5.7%	5.4%	2,380	11.3%
Interest expense	(263)	(429)	0.1%	0.1%	(166)	(38.7)%
Interest income	36	44	—%	—%	(8)	(18.2)%
Other income (expense), net	92	1,618	—%	0.4%	(1,526)	(94.3)%
INCOME FROM OPERATIONS BEFORE INCOME TAXES AND EQUITY METHOD INVESTMENTS	23,365	22,353	5.6%	5.7%	1,012	4.5%
Provision for income taxes	(8,630)	(9,199)	2.1%	2.4%	(569)	(6.2)%
Equity in losses of unconsolidated subsidiaries	(71)	(126)	—%	—%	(55)	(43.7)%
NET INCOME	$14,664	$13,028	3.5%	3.3%	$1,636	12.6%

Revenues

The primary driver of our increase in revenues during the three months ended September 30, 2016 as compared to the same period in 2015 relates to revenues from new contract awards, our acquisitions and growth on existing contracts. These increases were offset by contracts and tasks that ended.

Cost of services

The increase in cost of services was primarily due to increases in revenues. As a percentage of revenues, direct labor costs decreased to 46.0% for the three months ended September 30, 2016, compared to 49.5% for the same period in 2015. As a percentage of revenues, other direct costs, which include subcontractors and third party equipment and materials used in the performance of our contracts, increased to 39.8% for the three months ended September 30, 2016, compared to 35.7% for the same period in 2015, primarily due to the increased levels of materials and other direct costs.

General and administrative expenses

The decrease in general and administrative expenses was due to cost reduction measures. As a percentage of revenues, general and administrative expenses decreased for the three months ended September 30, 2016 when compared to the same period in 2015 due to the increase in revenues and lower spending levels.

Other income (expense), net

The decrease in other income (expense), net was due to the $1.7 million gain on the sale of ManTech Cyber Solutions International (MCSI) during the three months ended September 30, 2015.

Provision for income taxes

Our effective tax rate is affected by recurring items, such as tax rates and the relative amount of income we earn in various taxing jurisdictions and their tax rates. It is also affected by discrete items that may occur in any given year, but are not consistent from year-to-year. Our effective income tax rates were 37.0% and 41.4% for the three months ended September 30, 2016 and 2015, respectively. The decrease in our effective tax rate is primarily due to favorable performance in our executive deferred compensation plan and changes in our state tax apportionments.

Nine Months Ended September 30, 2016 Compared to the Nine Months Ended September 30, 2015

The following table sets forth certain items from our consolidated statement of income and the relative percentage that certain items of expenses and earnings bear to revenues, as well as the period-to-period change from September 30, 2015 to September 30, 2016.

	Nine months ended September 30,				Period-to-Period Change
	2016	2015	2016	2015	2015 to 2016
	Dollars		Percentage		Dollars	Percentage
	(dollars in thousands)
REVENUES	$1,207,418	$1,147,716	100.0%	100.0%	$59,702	5.2%
Cost of services	1,031,319	975,383	85.4%	85.0%	55,936	5.7%
General and administrative expenses	106,440	110,255	8.8%	9.6%	(3,815)	(3.5)%
OPERATING INCOME	69,659	62,078	5.8%	5.4%	7,581	12.2%
Interest expense	(858)	(1,033)	0.1%	0.1%	(175)	(16.9)%
Interest income	99	135	—%	—%	(36)	(26.7)%
Other income (expense), net	145	1,549	—%	0.2%	(1,404)	(90.6)%
INCOME FROM OPERATIONS BEFORE INCOME TAXES AND EQUITY METHOD INVESTMENTS	69,045	62,729	5.7%	5.5%	6,316	10.1%
Provision for income taxes	(26,440)	(25,482)	2.2%	2.3%	958	3.8%
Equity in gains (losses) of unconsolidated subsidiaries	57	(11)	—%	—%	68	618.2%
NET INCOME	$42,662	$37,236	3.5%	3.2%	$5,426	14.6%

Revenues

The primary driver of our increase in revenues during the nine months ended September 30, 2016 as compared to the same period in 2015 relates to revenues from new contract awards, our acquisitions and growth on existing contracts. These increases were offset by contracts and tasks that ended during 2015.

Cost of services

The increase in cost of services was primarily due to increases in revenues. As a percentage of revenues, direct labor and related costs decreased to 48.0% for the nine months ended September 30, 2016, compared to 49.0% for the same period in 2015. As a percentage of revenues, other direct costs, which include subcontractors and third party equipment and materials used in the performance of our contracts, increased to 37.4% for the nine months ended September 30, 2016, compared to 36.0% for the same period in 2015. We expect cost of services as a percentage of revenues to remain relatively stable for the remainder of 2016.

General and administrative expenses

The decrease in general and administrative expenses was due to cost reduction measures. As a percentage of revenues, general and administrative expenses decreased for the nine months ended September 30, 2016 when compared to the same period in 2015 due to the increase in revenues and reduced spending. We expect general and administrative expenses as a percentage of revenues to remain relatively stable through 2016.

Other income (expense), net

The decrease in other income (expense), net was due to the $1.7 million gain on the sale of MCSI during the nine months ended September 30, 2015.

Provision for income taxes

Our effective tax rate is affected by recurring items, such as tax rates and the relative amount of income we earn in various taxing jurisdictions and their tax rates. It is also affected by discrete items that may occur in any given year, but are not consistent from year-to-year. Our effective income tax rates were 38.3% and 40.6% for the nine months ended September 30, 2016 and 2015, respectively. The decrease in our effective tax rate is primarily due to favorable performance in our executive deferred compensation plan and changes in our state tax apportionments. We expect our effective tax rate to remain relatively consistent for the remainder of 2016.

Backlog

At September 30, 2016 and December 31, 2015, our backlog was $4.6 billion and $4.1 billion, respectively, of which $1.0 billion and $1.0 billion, respectively, was funded backlog. The increase in our backlog is due to our receipt of new awards. There is a trend towards contract awards that are longer in tenure which increases the time over which backlog will be recognized as revenue. Backlog represents estimates that we calculate on a consistent basis. For additional information on how we compute backlog, see our Annual Report on Form 10-K for the fiscal year ended December 31, 2015, previously filed with the SEC.

Liquidity and Capital Resources

Historically, our primary liquidity needs have been the financing of acquisitions, working capital, payment under our cash dividend program and capital expenditures. Our primary sources of liquidity are cash provided by operations and our revolving credit facility.

On September 30, 2016, our cash and cash equivalents balance was $70.9 million. There were no outstanding borrowings under our revolving credit facility at September 30, 2016. At September 30, 2016, we were contingently liable under letters of credit totaling $19.1 million, which reduced our ability to borrow under our revolving credit facility by that amount. The maximum available borrowings under our revolving credit facility at September 30, 2016 were $480.9 million.

Generally, cash provided by operating activities is adequate to fund our operations, including payments under our regular cash dividend program. Due to fluctuations in our cash flows and level of operations, it may become necessary from time-to-time to increase borrowings under our revolving credit facility to meet cash demands.

Cash Flows from Operating Activities

Our operating cash flows are primarily affected by our ability to invoice and collect from our clients in a timely manner, our ability to manage our vendor payments and the overall profitability of our contracts. We bill most of our customers monthly after services are rendered. Our accounts receivable days sales outstanding (DSO) were 63 and 69 as of September 30, 2016 and 2015, respectively. This improvement is due to efficiencies made in our billing processes and a greater focus on collections. We expect DSO levels to remain in the mid to upper 60's to low 70's throughout 2016. For the nine months ended September 30, 2016 and 2015, our net cash flows from operating activities were $83.2 million and $146.8 million, respectively. The decrease in net cash flows from operating activities during the nine months ended September 30, 2016 when compared to the same period in 2015 was primarily due to the timing of receivables and of accrued salaries and related expenses as well as a change in deferred taxes, offset by timing of vendor payments.

Cash Flows from Investing Activities

Our cash flows from investing activities consist primarily of business acquisitions, purchases of property and equipment and investments in capitalized software for internal use. For the nine months ended September 30, 2016 and 2015, our net cash outflows from investing activities were $55.2 million and $110.3 million, respectively. During the nine months ended September 30, 2016, our net cash outflows from investing activities were primarily due to the acquisition of OEC. During the nine months ended September 30, 2015, our net cash outflows from investing activities were primarily due to the acquisitions of KCG and Welkin, our investment in CounterTack Inc. and capital expenditures.

Cash Flows from Financing Activities

Our cash flows from financing activities consist primarily of dividends paid, proceeds from the exercise of stock options as well as borrowings and repayments under our revolving credit facility. For the nine months ended September 30, 2016 our net cash inflows from financing activities were $1.6 million and for the nine months ended September 30, 2015 our net cash outflows from financing activities were $9.0 million. During the nine months ended September 30, 2016, net cash inflows from financing activities were primarily due to the proceeds from the exercise of stock options and the excess tax benefits from exercise of stock options offset by dividends paid. During the nine months ended September 30, 2015, net cash outflows from financing activities were primarily due to our quarterly dividend payments, partially offset by net borrowings under our revolving credit facility to finance the acquisition of KCG.

Capital Resources

We believe the capital resources available to us from cash on hand of $70.9 million at September 30, 2016, our $500.0 million revolving credit facility and cash from our operations are adequate to fund our anticipated cash requirements for at least the next year, including payments under our regular cash dividend program. We anticipate financing our external growth from acquisitions and our longer-term internal growth through one or more of the following sources: cash from operations, use of our revolving credit facility; and additional borrowings of debt or issuance of equity.

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

Dividend

During each of the nine months ended September 30, 2016 and 2015, we declared and paid quarterly dividends in the amount of $0.21 per share on both classes of our common stock. While we expect to continue the regular cash dividend program, any future dividends declared will be at the discretion of our Board of Directors and will depend, among other factors, upon our results of operations, financial condition and cash requirements, as well as such other factors that our Board of Directors deems relevant.

Off-Balance Sheet Arrangements

In the ordinary course of business, we use letters of credit issued to satisfy certain contractual terms with our customers. As of September 30, 2016, $19.1 million in letters of credit were issued but undrawn. We have an outstanding performance bond in connection with a contract between ManTech MENA, LLC and Jadwalean International Operations and Management Company to fulfill technical support requirements for the Royal Saudi Air Force. This performance bond is guaranteed by a letter of credit in the amount of $19.0 million. We have off-balance sheet arrangements related to operating leases. For a description of our operating leases, see Note 9 to our consolidated financial statements for the fiscal year 2015 included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015, filed with the SEC on February 19, 2016.

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

The fair values of the reporting units are determined based on a weighting of the income approach, market approach and market transaction approach. The income approach is a valuation technique in which fair value is calculated based on forecasted future cash flow discounted at the appropriate rate of return commensurate with the risk as well as current rates of return for equity and debt capital as of the valuation date. The forecast used in our estimation of fair value was developed by management based on a contract basis, incorporating adjustments to reflect known contract and market considerations (such as reductions and uncertainty in government spending, pricing pressure and opportunities). The discount rate utilizes a risk adjusted weighted average cost of capital. The market approach is a valuation technique in which the fair value is calculated based on market prices realized in an actual arm's length transaction. The technique consists of undertaking a detailed market analysis of publicly traded companies that provides a reasonable basis for comparison to us. Valuation ratios, which relate market prices to selected financial statistics derived from comparable companies, are selected and applied to us after consideration of adjustments for financial position, growth, market, profitability and other factors. The market transaction approach is a valuation technique in which the fair value is calculated based on market prices realized in actual arm's length transactions. The technique consists of undertaking a detailed market analysis of merged and acquired companies that provides a reasonable basis for comparison to us. Valuation ratios, which relate market prices to selected financial statistics derived from comparable companies, are selected and applied to us after consideration of adjustments for financial position, growth, market, profitability and other factors. To assess the reasonableness of the calculated reporting unit fair values, we compare the sum of the reporting units' fair values to our market capitalization (per share stock price times the number of shares outstanding) and calculate an implied control premium (the excess of the sum of the reporting units' fair values over the market capitalization), and then assess the reasonableness of our implied control premium.

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

Accounting Standards Updates

On August 26, 2016, Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. This ASU addresses the following eight specific cash flow issues: Debt prepayment or debt extinguishment costs; settlement of zero-coupon debt instruments or other debt instruments with coupon interest rates that are insignificant in relation to the effective interest rate of the borrowing; contingent consideration payments made after a business combination; proceeds from the settlement of insurance claims; proceeds from the settlement of corporate-owned life insurance policies (including bank-owned life insurance policies); distributions received from equity method investees; beneficial interests in securitization transactions; and separately identifiable cash flows and application of the predominance principle. The amendments in this ASU apply to all entities, including both business entities and not-for-profit entities that are required to present a statement of cash flows under Topic 230. The amendments in ASU 2016-15 become effective for fiscal years that start after December 15, 2017. We do not plan to early adopt this ASU. We plan to apply it retrospectively to all periods presented in our quarterly and annual reports on Form 10-Q and Form 10-K. We plan to apply the equity method of accounting for applicable investments. Therefore, we will make an accounting policy election to classify distributions received from equity method investees using the cumulative earnings approach. Distributions received are considered returns on investment and classified as cash inflows from operating activities, unless the investor’s cumulative distributions received less distributions received in prior periods that were determined to be returns of investment exceed cumulative equity in earnings recognized by the investor (as adjusted for amortization of basis differences). When such an excess occurs, the current-period distribution up to this excess is considered a return of investment and should be classified as cash inflows from investing. We do not expect this ASU to have a material effect on our condensed consolidated financial statements.

On May 9, 2016, the FASB issued ASU 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients, to provide a limited number of changes to its revenue recognition standard. The amendments clarify the assessment of the likelihood that revenue will be collected from a contract, the guidance for presenting sales taxes and similar taxes and the timing for measuring customer payments that are not in cash. The amendments provide what the FASB calls a practical expedient for recognizing revenue from contracts that have been modified prior to the transition period to the new standard. ASU 2016-12 also says that a contract should be considered complete if all, or substantially all, of its revenue has been collected prior to making the transition to the new standard. In addition, this ASU clarifies the disclosure requirements for businesses and other organizations that make the transition to the new standard by adjusting amounts from prior reporting periods via what is called retrospective application by the accounting board. The amendments in ASU 2016-12 become effective for fiscal years that start after December 15, 2017. We are currently evaluating the effect of adoption on our consolidated financial statements.

On April 14, 2016, the FASB issued ASU 2016-10—Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing. This ASU finalizes Proposed ASU 2015-250 and suggests guidance for stakeholders on identifying performance obligations and licenses in customer contracts. The amendments in this ASU impact entities with transactions that include contracts with customers to transfer goods or services (that are an output of the entity's ordinary activities) in exchange for consideration. They require entities to recognize revenue by following certain steps including (1) identifying the contract(s) with a customer; (2) identifying the performance obligations in a contract; (3) determining the transaction price; (4) allocating the transaction price to performance obligations in the contract and (5) recognizing revenue when, or as, the entity satisfies a performance obligation. This ASU does not impact the core revenue recognition principles in Topic 606, but clarifies the following two aspects of Topic 606—the identification of performance obligations and the licensing implementation guidance—while retaining the related principles for those areas. With respect to the identification of performance obligations, the amendments in this ASU are expected to (1) reduce the cost and complexity of applying the guidance on identifying promised goods or services and (2) provide guidance on assessing whether promises to transfer goods or services are distinct by evaluating the separately-identifiable-promises criterion. As for the licensing guidance, the amendments seek to improve its operability and understandability with respect to determining whether an entity's promise to grant a license provides a customer with either a right to use the entity's intellectual property or a right to access the entity's intellectual property. For public entities, the amendments are effective for annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. Earlier application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. We do not plan on early adopting this ASU. We are currently evaluating the effect of adoption on our consolidated financial statements.

On March 30, 2016, the FASB issued ASU 2016-09—Compensation-Stock Compensation (Topic 718). The FASB is issuing this ASU as part of its Simplification Initiative. The amendments in this ASU affect all entities that issue share-based payment awards to their employees. The areas for simplification in this ASU involve several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liability and classification on the statement of cash flows. Specifically, all excess tax benefits and tax deficiencies should be recognized as income tax expense or benefit in the income statement. The tax effects of exercised or vested awards should be treated as discrete items in the reporting period in which they occur. An entity also should recognize excess tax benefits regardless of whether the benefit reduces taxes payable in the current period. Excess tax benefits should be classified along with other income tax cash flows as an operating activity. An entity can make an entity-wide accounting policy election to either estimate the number of awards that are expected to vest or account for forfeitures when they occur. The threshold to qualify for equity classifications permits withholding up to the maximum statutory tax rates in the applicable jurisdiction. Cash paid by an employer when directly withholding shares for tax-withholding purposes should be classified as a financing activity. For public business entities, the amendments in this ASU are effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Early adoption is permitted for any entity in any interim or annual period. We do not plan on early adopting this ASU. Amendments related to the timing of when excess tax benefits are recognized, minimum statutory withholding requirements, forfeitures and intrinsic value should be applied using a modified retrospective transition method by means of a cumulative-effect adjustment to equity as of the beginning of the period in which the guidance is adopted. Amendments related to the presentation of employee taxes paid on the statement of cash flows when an employer withholds shares to meet the minimum statutory withholding requirement should be applied retrospectively. Amendments requiring recognition of excess tax benefits and tax deficiencies in the income statement and the practical expedient for estimating expected term should be applied prospectively. An entity may elect to apply the amendments related to the presentation of excess tax benefits on the statement of cash flows using either a prospective transition method or a retrospective transition method. We do not expect this ASU to have a material effect on our condensed consolidated financial statements.

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

On March 15, 2016, the FASB issued ASU 2016-07—Investments—Equity Method and Joint Ventures (Topic 323). The Update simplifies the accounting for equity method investments. The amendments in the Update eliminate the requirement in Topic 323 that an entity retroactively adopt the equity method of accounting if an investment qualifies for use of the equity method as a result of an increase in the level of ownership or degree of influence. The amendments require that the equity method investor add the cost of acquiring the additional interest in the investee to the current basis of the investor’s previously held interest and adopt the equity method of accounting as of the date the investment becomes qualified for equity method accounting. The amendments in this ASU affect all entities that have an investment that becomes qualified for the equity method of accounting as a result of an increase in the level of ownership interest or degree of influence. The amendments in this ASU are effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. The amendments should be applied prospectively upon their effective date to increases in the level of ownership interest or degree of influence that result in the adoption of the equity method. Earlier application is permitted. No additional disclosures are required at transition. We do not expect this ASU to have a material effect on our condensed consolidated financial statements.

On February 25, 2016, the FASB issued ASU 2016-02—Leases (Topic 842). The amendments in this ASU create Topic 842, Leases, and supersede the leases requirements in Topic 840, Leases. Topic 842 specifies the accounting for leases. The objective of Topic 842 is to establish the principles that lessees and lessors shall apply to report useful information to users of financial statements about the amount, timing and uncertainty of cash flows arising from a lease. This ASU is the final version of Proposed ASU (Revised) 2013-270—Leases (Topic 842), which has been deleted. ASU 2016-02 includes Section A—Summary and Amendments to the ASC, Section B—Conforming Amendments to Other Topics and Subtopics in the Codification and Status Tables and Section C—Background Information and Basis for Conclusions. This ASU is effective for public entities for annual periods after December 15, 2018, and interim periods therein. Early adoption is permitted for all entities. We are currently evaluating methods of adoption as well as the effect on our consolidated financial statements.

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

Other ASUs effective after September 30, 2016, are not expected to have a material effect on our condensed consolidated financial statements.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Our exposure to market risk relates to changes in interest rates for borrowing under our revolving credit facility. At September 30, 2016, there was no outstanding balance on our revolving credit facility. Borrowings under our revolving credit facility bear interest at variable rates. A hypothetical 10% increase in interest rates would have no effect on our interest expense for the nine months ended September 30, 2016.

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

As of September 30, 2016, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), management evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 of the Exchange Act. Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level described above.

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
101
The following materials from the ManTech International Corporation Quarterly Report on Form 10-Q for the quarter ended September 30, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at September 30, 2016 and December 31, 2015; (ii) Condensed Consolidated Statements of Income for the Three and Nine Months Ended September 30, 2016 and 2015; (iii) Condensed Consolidated Statements of Comprehensive Income for the Three and Nine Months Ended September 30, 2016 and 2015; (iv) Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2016 and 2015; and (v) Notes to Condensed Consolidated Financial Statements.

‡ Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MANTECH INTERNATIONAL CORPORATION

		By:	/s/ GEORGE J. PEDERSEN
Date:	November 4, 2016	Name:	George J. Pedersen
		Title:	Chairman of the Board of Directors and Chief Executive Officer

		By:	/s/ KEVIN M. PHILLIPS
Date:	November 4, 2016	Name:	Kevin M. Phillips
		Title:	Chief Financial Officer