Form 10-K
period 2016-12-31
MANTECH INTERNATIONAL CORP
filed 2017-02-22
CIK 892537

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016
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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒   No  ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.    Yes  ☐    No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☒     No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No  ☒
The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2016 was $942,595,575 (based on the closing price of $37.82 per share on June 30, 2016, as reported by the Nasdaq Global Select Market).
There were the following numbers of shares outstanding of each of the registrant's classes of common stock as of February 20, 2017: ManTech International Corp. Class A Common Stock, $0.01 par value per share, 25,556,360 shares; ManTech International Corp. Class B Common Stock, $0.01 par value per share, 13,190,745 shares.
DOCUMENTS INCORPORATED BY REFERENCE
Certain portions of the definitive Proxy Statement to be filed with the Securities Exchange Commission pursuant to Regulation 14A in connection with the registrant's 2017 Annual Meeting of Stockholders, to be filed subsequent to the date hereof, are incorporated by reference into Part III (Items 10, 11, 12, 13 and 14) of this Annual Report on Form 10-K. Such definitive Proxy Statement will be filed with the Commission not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

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

Cautionary Note Regarding Forward-Looking Statements

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

Forward-looking statements may include, among other things, statements with respect to our financial condition, results of operations, prospects, business strategies, competitive position, growth opportunities, and plans and objectives of management. Such statements are subject to numerous assumptions, risks, uncertainties and other factors, many of which are outside of our control, and include, without limitations, the risks and uncertainties discussed in Item 1A "Risk Factors" in Part I of this Annual Report on Form 10-K.

Factors or risks that could cause our actual results to differ materially from the results we anticipate include, but are not limited to, the following:

•	Failure to maintain our relationship with the U.S. government, or the failure to compete effectively for new contract awards or to retain existing U.S. government contracts;

•
Issues relating to competing effectively for awards procured through the competitive bidding process, including the adverse impact of delays caused by competitors' protests of contract awards received by us;

•	Inability to recruit and retain a sufficient number of employees with specialized skill sets who are in great demand and limited supply;

•
Adverse changes in U.S. government spending for programs we support, whether due to changing mission priorities, socio-economic policies that reduce contracts that we may bid on, cost reduction and efficiency initiatives by our customers, or federal budget constraints generally;

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

Corporate Overview and Background

We provide innovative technologies and solutions for mission-critical programs for the intelligence community; the departments of Defense, State, Homeland Security, Health and Human Services, Veterans Affairs and Justice, including the Federal Bureau of Investigation (FBI); the space community; and other U.S. government customers. We are able to leverage our technical capabilities, our familiarity with and knowledge of our customers, and our experience providing a wide array of solutions and services to help our customers meet some of their greatest challenges and succeed in their most important endeavors. We support programs of national significance, such as military readiness and wellness, terrorist threat detection, information security and border protection, providing services to approximately 50 federal government agencies under approximately 1,000 current contracts.

We were founded in 1968 as a New Jersey corporation, starting with a single U.S. Navy contract. We reincorporated as a Delaware corporation shortly before our initial public offering in February 2002. We have grown substantially since then. Our annual revenues have increased from approximately $0.43 billion at the end of 2001 to $1.60 billion in 2016. Additional financial information is provided in this Annual Report under Item 8 “Financial Statements and Supplemental Data.” At December 31, 2016, we had approximately 7,000 employees.

Our Solutions and Services

We combine deep domain understanding and technical capability to deliver comprehensive information technology (IT), systems engineering and other services and solutions, primarily in support of mission-critical programs for the intelligence community, the Department of Defense (DoD), and federal civilian agencies including the healthcare, homeland security and space communities. We integrate our broad capabilities into tailored solutions to meet the evolving requirements of our customers' long-term programs. The following solution sets are aligned with the long-term needs of our customers:

•Cybersecurity;
•Software and Systems Development;
•Enterprise IT;
•Multi-Disciplined Intelligence;
•Command, Control, Communications, Computers, Intelligence, Surveillance and Reconnaissance (C4ISR);
•Program Protection and Mission Assurance;
•Systems Engineering;
•Supply Chain Management and Logistics;
•Test and Evaluation (T&E);
•Training; and
•Management Consulting.

Cybersecurity

Today's security challenges extend beyond traditional IT; and threaten national security systems, classified networks and law enforcement systems, and systems responsible for providing critical civilian services. To address these challenges, we provide full-spectrum defensive cyber operations, manage and support security operations centers, offer continuous diagnostic monitoring/information assurance services, computer forensics and exploitation, and perform penetration testing and network simulation services. Information Security Management System (ISMS) is mature and sophisticated. We have attained our ISO/IEC 27001:2013 certification, attesting to our ability to establish, implement, maintain and continually improve information security management tailored to the needs of our customer.

Our professionals tackle the most challenging problems facing the nation, identifying and neutralizing external cyber attacks, engineering tailored defensive security solutions and controls, developing robust insider threat detection programs and creating enterprise vulnerability management programs.  We have provided cyber operations support to important national security customers for more than a decade, working across all domains of computer network operations, including defensive, offensive and exploitation efforts in support of national security objectives. We provide comprehensive cyber space operations and cyber defense security solutions and services to the DoD; agencies in the intelligence community; the departments of State, Homeland Security and Justice; and other federal agencies. Our forensics and incident response capabilities can provide our customers with additional insight and evidence for post-attack assessments, assisting our customers with efforts to strengthen their security posture. We offer customers insight into their infrastructure and the opportunity to deny, disrupt and degrade attempts to compromise our customers' business operations and reputation.

Software and Systems Development

We develop, modify and maintain software solutions and complex systems that link different computing systems and software applications to act as a coordinated whole. This solution set includes a broad array of full lifecycle services, including requirements analysis; planning, design, implementation, integration and enhancement; testing, deployment, maintenance and quality assurance; and documentation and configuration management. Our software and systems development activities support all major software development lifecycle methodologies, including Agile and DevOps methodologies. Our long-term commitment to the software and systems development discipline is exemplified by achieving a Capability Maturity Model Integration Level 3 rating for development.

We develop software solutions and systems across many domains and applications. Our experienced software engineers and developers design, develop, integrate, operate and sustain mission-critical software applications and systems across defense, intelligence and federal civilian customers, worldwide.

Enterprise IT

IT plays an increasingly central role in the missions of our defense, intelligence and federal civilian customers, and as a result, is an important part of many of our solutions. We develop, implement and sustain solutions that leverage technology across an enterprise delivering services that improve mission performance and reduce costs for our government customers. Solutions typically involve hardware and software to support the core technology infrastructure, such as data centers, cloud services, e-mail or desktop computing. Specific applications include IT service management, help desk, data center consolidation, enterprise architecture, mobile computing and device management, network operations and infrastructure, virtualization/cloud computing, network and database administration, enterprise systems development and management, and infrastructure as a service. We offer a strong foundation to support our global capabilities via a comprehensive ISO 9001:2000-certified management and control system, combined with our ISO 20000-certified IT service management processes, which enable us to provide the best value for our customers at a reduced cost of ownership across system lifecycles.

We evaluate our customers' enterprise infrastructure with the goal of increasing efficiency, reducing system footprint and lowering total cost of ownership. We help our customers leverage their existing investments, enhance and optimize legacy systems, and consolidate technologies to create efficiencies, and simplify or automate processes. We are at the forefront of helping our customers migrate to new, innovative enterprise IT management methodologies, including fully-outsourced, managed services models. Our experts leverage innovations in cloud, virtualization, and other technologies to extend the life-cycle of our customers' critical applications and systems, while significantly lowering the total cost of infrastructure ownership.

Multi-Disciplined Intelligence

We provide specialized professional and technical solutions and mission support services to national, defense and related intelligence agencies and other classified customers. Specific solutions include support to strategic and tactical intelligence systems, networks and facilities; development and integration of collection and analysis systems and techniques; and support to the development and application of analytical techniques to counterintelligence, human intelligence operations/training and counterterrorist operations.

We provide signals intelligence collection, analysis and dissemination, intelligence analysis and linguistics support, as well as cyber threat intelligence and insider threat support. We develop, integrate and maintain advanced signal processing systems to support classified programs and facilities that collect and process intelligence. We provide counterterrorism operations support and counterintelligence analytical expertise.

C4ISR

We are a proven leader in the design, development, analysis, implementation and support of all aspects of C4ISR systems and technology. Our experience includes land, sea, air, space and cyber domains, to include command-and-control infrastructure, intelligence, surveillance and reconnaissance platforms and sensors (manned and unmanned), and the communication, dissemination and analysis of data. We have developed, tested, fielded and supported systems for the U.S. government across the globe, and have provided C4ISR operations and maintenance support for every major military deployment since Operation Desert Storm.

Our C4ISR solutions and capabilities also include modeling and simulation; test and evaluation; supporting telecommunications systems and terrestrial sensors; developing, testing and incorporating new technology; and providing training for solutions needed by our customers.

Program Protection and Mission Assurance

As a trusted and experienced provider, we support highly-classified programs, including intelligence operations and military programs, with secrecy management and security infrastructure services. Our services include vulnerability assessment, insider threat protection, exposure analysis, secrecy architecture design, security policy development and implementation, lifecycle acquisition program security, (OPSEC, INFOSEC, COMSEC, and PERSEC), anti-tamper, export compliance support, foreign disclosure, system security engineering, security awareness and training, comprehensive security support services and technical certification and accreditation services.

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

In addition, we provide comprehensive mission assurance in the development, acquisition, manufacturing, testing, integration and site support for Air Force and NASA launch support and systems safety for mission-critical systems. We provide full spectrum security; reliability, maintainability and availability engineering; systems-safety engineering; hardware and software quality engineering; software assurance practices; and lifecycle support. We develop and review mission assurance and safety requirements and carry out design reviews and analysis, safety analysis, requirements verification, test readiness reviews, integration and test support, and operations support to ensure that those requirements are designed into systems.

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

With over four decades of experience, we are recognized across markets for our operational, engineering and technical expertise across major domains, including land, sea, air, and space, as well as cyberspace. We continually evolve our proprietary systems engineering toolset, AgileTek, so that we may provide a regimented and interdisciplinary approach for transitioning from a stated need to an operational and suitable system, service or capability. AgileTek expedites our systems engineering approach with quick access to tools such as Advanced Modeling and Simulation tool suites, Architectural Trade Analysis Methodology, and Metadata Tagging and Management. We use physical and virtual environments to rapidly deliver integrated and interoperable cross-domain solutions for rapid prototyping, rapid ISR insertion, as well as the design and development of ISR IT systems.

Supply Chain Management and Logistics

We provide supply chain management and logistics services, involving the use of sophisticated systems that secure the entire supply chain, from supplies to data. Our tools and systems can predict requirements and provide secure, real-time tracking analysis and reporting data to meet our customers' needs. We have overseen some of the most important mission-critical logistics and supply chain management efforts for the U.S. government and have provided a full range of logistics and maintenance support across the globe. Our supply chain methods are recognized throughout the defense, intelligence and federal civilian communities for the secure movement of data, equipment and sensitive materials.

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

T&E

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

Training

We deliver advanced training solutions using a range of environments, including live, virtual, constructive, immersive and gaming scenarios. We leverage dedicated subject matter experts, a virtual cyber training range, and our longstanding, acclaimed learning center, ManTech University, in developing customized training solutions for our customers. We have also developed an online interactive multimedia instruction authoring environment that allows us to create optimal environments for "sharable content object reference" models to enhance e-learning.

Specific offerings include mobile training teams; instructional systems design; web-based and instructor-led training; live, virtual, constructive training; and interactive courseware and simulations. We meet the global mission support demands of our customers by providing training and education tools in the most effective manner for our customers, whether in the classroom, in virtualized environments, or at customer locations in the U.S. and around the world.

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

Our management consulting solutions include a focus on transforming health care by analyzing, designing, implementing, and evaluating information and communication systems that enhance individual and population health outcomes, improve patient care and strengthen the clinician-patient relationship. We collaborate with clinicians in the development of health informatics tools that promote safe, efficient, effective, timely, patient-centered and equitable patient care. We also collect, manage and analyze large amounts of demographic and clinical data to help our customers prevent and treat disease, improving the health and quality of life in communities across the U.S. and worldwide.

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

Our Customers

We derive the vast majority of our revenues from U.S. government customers. We have successful, long-standing relationships with these customers, having supported many of them for almost half a century. For each of the last three years we have derived approximately 98% of our annual revenues from our U.S. government customers, with at least 90% of our revenues each such year from national security and defense customers.

Foreign Operations

We treat sales to U.S. government customers as sales within the U.S. regardless of where the services are performed. U.S. revenues were approximately 98.4%, 99.9% and 99.7% of our total revenues for the years ended December 31, 2016, 2015 and 2014, respectively. International revenues were approximately 1.6%, 0.1% and 0.3% of our total revenues for the years ended December 31, 2016, 2015 and 2014, respectively. We have recently made efforts to expand our international operations, primarily in support of allied nation governments, and we anticipate that our percentage of international revenues will increase from historical levels.

Backlog

At December 31, 2016, our backlog was $4.9 billion, of which $1.0 billion was funded backlog. At December 31, 2015, our backlog was $4.1 billion, of which $1.0 billion was funded backlog. We expect that approximately 31% of our total backlog will be recognized as revenue prior to December 31, 2017.

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

Seasonality

Our business is not seasonal. However, in order to avoid the loss of unexpended fiscal year funds it is not uncommon for U.S. government agencies to award extra tasks or complete other contract actions in the weeks before the end of the U.S. government's fiscal year (GFY), which begins on October 1 and ends on September 30. Additionally, our quarterly results are impacted by the number of working days in a given quarter. There are generally fewer working days for our employees to generate revenues in the first and fourth quarters of our fiscal year.

Business Environment and Competitive Landscape

Our primary customer is the U.S. government, the largest consumer of services and solutions in the U.S. In U.S. GFY 2016, the U.S. government obligated approximately $287 billion on contracted services. Our principal focus is on the national security and defense of the U.S. homeland. The DoD is the largest purchaser of services and solutions in the U.S. government. With the U.S. GFY 2017 budget of $524 billion, the DoD accounts for approximately 50% of the total discretionary budget.

We compete in a market that is shaped by both customer requirements and federal budget priorities and constraints. Our key competitors currently include divisions of large defense contractors, as well as a number of mid-size U.S. government contractors with specialized capabilities. Because of the diverse requirements of U.S. government customers and the highly competitive nature of large procurements, we frequently collaborate with these and other companies to compete for large contracts and we bid against these companies in other situations.

Following a decade of uninterrupted growth, federal spending came under pressure beginning in U.S. GFY 2012. Over the last several years, the failure to provide timely appropriations and constraints on discretionary spending created significant uncertainty about funding levels, which in turn caused federal agencies to delay contract award decisions, change spending patterns and reprioritize IT expenditures, which in turn adversely impacted the Company and our industry. In addition to the budget constraints of the last several years (which drove extremely competitive bidding, particularly on sustainment-related opportunities), the U.S. government's increased use of a lowest price/technically acceptable (LPTA) standard in connection with the procurement of certain services also contributed to pricing pressures. Generally, the use of an LPTA standard results in lower margins compared to comparable services procured in other manners. At the same time, many government agencies increasingly prioritized setting aside certain work for small businesses and disadvantaged businesses, which reduced our ability to bid on those opportunities as a prime contractor. While we were able to pursue some of that work by teaming with small businesses and disadvantaged businesses, such arrangements typically have resulted in less revenue and profit for us than we would receive if we were permitted to pursue the work on a full and open basis.

The difficult environment caused by the aforementioned developments began to improve in 2016. Congressional action in late 2015 alleviated much of the potential impact of sequestration and provided visibility into funding and spending levels throughout 2016 and through the recent presidential election. This improved budget clarity resulted in our customers making more award decisions and procuring services to meet mission needs on a more regular and predictable basis. We also believe that our customers' use of LPTA procurements has leveled off.

The U.S.government is currently operating under a continuing resolution through April 28, 2017, but the new Administration plans to submit a GFY 2017 budget amendment and supplemental request in March 2017, with a focus on needs within the DoD that (if approved) should result in a net increase over the top line amount requested by the previous Administration. The President is expected to submit his GFY 2018 budget in May, which should provide additional clarity with respect to out-year mission priorities and funding levels.

The new Administration has sighted significant global threats, including the Islamic State in the Middle East, continued instability in Syria and Iraq, readiness and force structure needs within the military, increased concern regarding terrorism in the U.S. homeland and abroad, and cyber aggressions by both state and non-state actors, as priorities in establishing federal policy and budgets. We expect government funding priorities will continue to evolve under the new Administration. On January 27, 2017, the Administration issued the National Security Presidential Memorandum on Rebuilding the U.S. Armed Forces, which provides initial guidance focused on improving warfighting readiness and achieving program balance by addressing pressing shortfalls and building a larger, more capable and more lethal joint force. Although new Administration priorities will be subject to Congressional debate, we believe that the U.S. government's spending will remain robust in key areas that we are well positioned to serve, including national and homeland security programs, cyber security, sophisticated intelligence gathering and information sharing activities.

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

Risks Related to Our Business

We depend on contracts with the U.S. government for substantially all of our revenues. If our relationships with the U.S. government are harmed, our business, future revenues and growth prospects could be adversely affected.

We derive the vast majority of our revenues from our U.S. government customers. We expect that U.S. government contracts will continue to be the primary source of our revenues for the foreseeable future. For this reason, any issue that compromises our relationship with the U.S. government generally or any U.S. government agency that we serve could adversely and materially harm our business, prospects, financial condition or operating results. Among the key factors in maintaining our relationships with U.S. government agencies are our performance on our contracts and task orders, the strength of our professional reputation, compliance with applicable laws and regulations, and the strength of our relationships with our customers and client personnel. To the extent our reputation or relationships with U.S. government agencies is impaired, our revenue and operating profits could materially decline.

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

We derive a significant portion of revenues from U.S. government contracts awarded through a competitive bidding process. We do not anticipate that this will change in the foreseeable future. Our failure to compete effectively in this procurement environment would have a material adverse impact on our revenue and profitability. The competitive bidding process involves risk and significant costs to businesses operating in this environment including:

•	the substantial cost and managerial time and effort spent to prepare bids and proposals for contracts that may not be awarded to us;

•
the need to expend resources and make financial commitments (such as procuring leased premises) and bid on programs in advance of the completion of their design, which may result in unforeseen difficulties in execution, cost overruns, or, in the case of unsuccessful competitions, the loss of committed costs;

•
the expense and delays that may arise if our competitors protest or challenge contract awards made to us, and the risk that any such protest could result in the resubmission of bids on modified specifications, or in the termination, reduction or modification of the awarded contract; and

•	the ability to accurately estimate the resources and costs structure required to service any contract we are awarded.

The current competitive environment has resulted in an increase in the number of bid protests from unsuccessful bidders on new program awards. It can take months to resolve protests by one or more of our competitors of contract awards we receive. Even where the protest does not result in us losing the awarded contract, the resulting delay in startup and funding of the work under such contracts may cause our actual results to differ materially and adversely from anticipated results.

If we are unable to win particular contracts that are awarded through the competitive bidding process, we may not be able to operate in the market for services that are provided under those contracts for the duration of those contracts, to the extent that there is no additional demand for such services. Our inability to win new contract awards over an extended period of time would have a material adverse effect on our business and results of operations.

We face aggressive competition from many competitors, which may adversely impact our profitability and growth prospects.

We operate in highly competitive markets and generally encounter intense competition to win contracts, which are usually subject to competitive bidding processes. We may not be able to continue to win competitively awarded contracts at historic levels. We compete with larger companies who may have greater financial resources than we have. We also compete with smaller, more specialized companies that may be able to concentrate their resources into highly-skilled niche markets. Our competitors may be able to provide our customers with different or greater capabilities or better contract terms than we can provide, including price, technical qualifications, past contract experience, geographic presence and the availability of qualified professional personnel. In particular, increased efforts by our competitors to meet U.S. government requirements for efficiency and cost reduction may require that we charge lower prices to win or retain contracts. If we lose business to our competitors or are forced to reduce our prices, our revenue and operating profits could decline.

We may fail to attract and retain skilled and qualified employees with requisite specialized skill sets or security clearances, which could impair our ability to effectively serve our clients, require more subcontracting work than is optimal, and limit our growth prospects.

Our business depends in large part upon our ability to attract and retain sufficient numbers of employees who have advanced IT and technical services skills. Often, these employees must also have some of the highest security clearances in the United States. Security clearances may take 12-24 months to complete depending upon the level of clearance and demand levels for cleared professionals. These employees are in great demand, and we compete intensely for such qualified personnel with other U.S. government contractors, the U.S. government, and private industry. Such personnel may remain a limited resource for the foreseeable future. If we are unable to recruit and retain a sufficient number of qualified employees or fail to obtain their appropriate security clearances in a timely manner, our ability to maintain and grow our business and effectively serve our clients could be limited and our future revenues and results of operations could be materially and adversely impacted. Furthermore, to the extent that we are unable to hire sufficient qualified employees to staff our contracts, we may be required to engage larger numbers of contracted personnel, which could reduce our profit margins. Even if we are able to attract the requisite skilled employees, the intense competition for such employees may result in attrition in our employee ranks, requiring us to expend additional resources to hire and train replacement personnel. The loss of services of key personnel could impair our ability to perform required services under some of our contracts, which could result in the termination of such contracts and limit our ability to win new business.

The U.S. government may prefer minority-owned, small and small disadvantaged businesses; therefore, we may have fewer opportunities to bid for.

As a result of the Small Business Administration set-aside program, the U.S. government may decide to restrict certain procurements only to bidders that qualify as minority-owned, small, or small disadvantaged businesses. As a result, we would not be eligible to perform as a prime contractor on those programs and would be restricted to a maximum of 49% of the work as a subcontractor on those programs. An increase in the amount of procurements under the Small Business Administration set-aside program may impact our ability to bid on new procurements as a prime contractor or restrict our ability to recompete on incumbent work that is placed in the set-aside program. An increase in set-aside work, even where we are successful in teaming with a small business, could result in less revenue and profit for us.

We may not realize the full value of our backlog, which may result is lower revenues than anticipated.

As of December 31, 2016, our backlog was $4.9 billion, of which $1.0 billion was funded. Backlog is our estimate of the remaining future revenues from existing signed contracts, assuming the exercise of all options relating to such contracts and including executed task orders issued under ID/IQ contracts. Backlog also includes estimates of revenues for solutions that we believe we will be asked to provide in the future under the terms of ID/IQ contracts for which we have an established pattern of revenues. Our estimates are based on our experience using such vehicles and similar contracts. However, our estimates of future revenues are inexact and the receipt of these revenues are subject to various contingencies, many of which are beyond our control.

Historically, we have not realized all of the revenue included in our total backlog, and we may not realize all of the revenue included in our total backlog in the future. The actual accrual and recognition of revenues on programs that are included in backlog may never occur or may change for a number of reasons, including if a program is changed, delayed or cancelled; if the funding or scope of a contract is reduced, modified, delayed or terminated early (including as a result of a lack of appropriated funds or as a result of cost cutting initiatives); if an option that we have assumed would be exercised is not exercised; or if our estimates regarding the amount of services that we will provide under contracts prove to be inaccurate. Our unfunded backlog, in particular, contains management's estimate of amounts expected to be realized on unfunded contract work, and this work may never be realized as revenues. In addition, there can be no assurance that our backlog will result in actual revenue during any particular fiscal period, as the timing of the receipt of revenue under contracts included in backlog is subject to various contingencies, many of which are beyond our control.

If we fail to realize as revenues amounts included in our backlog, our future revenues and growth prospects may be adversely affected.

U.S. government spending and mission priorities could change in a manner that adversely affects our future revenues and limits our growth prospects.

Our business depends upon continued U.S. government expenditures on intelligence, defense, homeland security, federal health IT and other programs that we support. These expenditures have not remained constant over time, have been reduced in certain periods and, recently, have been affected by the U.S. government's efficiency and cost reduction efforts. Additionally, in recent years, in the face of growing national debt and long-term fiscal challenges facing the nation, spending levels for U.S. government programs generally, and in particular the U.S. defense budget, have come under pressure. During this period, Congress failed to approve budgets on a timely basis, eventually resulting in a government shutdown. Notwithstanding the recent stabilization of base budgets and improved budget clarity, discretionary spending may remain constrained, affect future levels of expenditures (or timing of expenditures), place pressure on operating margins, or result in a shift of expenditures to programs that we do not currently support. Each of these changes in U.S. government spending could adversely impact our business and future results of operations.

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

For our last three fiscal years, we derived revenues from such contracts as follows:

	Year Ended December 31,
	2016	2015	2014
Cost-reimbursable	67.7%	67.8%	68.9%
Fixed-price	19.2%	20.7%	21.1%
Time-and-materials	13.1%	11.5%	10.0%
Total	100.0%	100.0%	100.0%

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

Acquisitions could result in operating difficulties, dilution or other adverse consequences to our business.

One of our key operating strategies is to selectively pursue acquisitions. Our acquisitions strategy poses many risks, including:

•	As a result of an acquisition, we may need to record write-downs from future impairments of intangible assets, which could reduce our future reported earnings;

•	We may have difficulty retaining an acquired company's key employees, customers or contracts (particularly with respect to awards not made on a full and open basis);

•	We may have difficulty integrating acquired businesses, resulting in unforeseen difficulties, such as incompatible accounting, information management or other control systems; and

•	Acquisitions may disrupt our business or distract management from other responsibilities.

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

As of December 31, 2016, our goodwill was $1.0 billion. The amount of our recorded goodwill may substantially increase in the future as a result of any acquisitions that we make. We evaluate the recoverability of recorded goodwill amounts annually, or when evidence of potential impairment exists. Impairment analysis is based on several factors requiring judgment and the use of estimates, which are inherently uncertain and based on assumptions that may prove to be inaccurate. Additionally, material changes in our financial outlook, as well as events outside of our control, such as deteriorating market conditions for companies in our industry, may indicate a potential impairment. When there is an impairment, we are required to write down the recorded amount of goodwill, which is reflected as a charge against operating income.

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

Additionally, the False Claims Act provides for substantial damages and penalties where, for example, a contractor presents a false or fraudulent claim to the government for payment or approval. Actions under the False Claims Act may be brought by the government or by individuals on behalf of the government (who may then share a portion of any recovery).

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

The Defense Contract Audit Agency (DCAA), Defense Contract Management Agency and other government agencies routinely audit and investigate government contracts and contractor systems. These agencies review our contract performance, cost structure and compliance with applicable laws, regulations and standards. The DCAA also reviews the adequacy of, and compliance with, internal control systems and policies, including accounting, purchasing, estimating, compensation and management information systems. Allegations of impropriety or deficient controls could harm our reputation or influence the award of new contracts. Any costs found to be improperly allocated to a specific contract will not be reimbursed, while such costs already reimbursed must be refunded. In recent years, U.S. government contractors have faced increased scrutiny by the DCAA and other U.S. government agencies. If any of our internal control systems or policies is found to be non-compliant or inadequate, payments may be withheld or suspended under our contracts, or we may be subject to increased government scrutiny and approval requirements that could delay or adversely affect our ability to invoice and receive timely payment for services we perform on our contracts. Adverse findings by DCAA may also impair our ability to compete for and win new contracts with the U.S. government. As a result, a DCAA audit could materially affect our competitive position and result in a substantial adjustment to our revenues and adversely affect our profitability.

Our failure to maintain strong relationships with other contractors, or the failure of other contractors with whom we have entered into a subcontract or prime contract relationship to meet their contractual obligations to us or our clients, could have a material adverse effect on our business and results of operations.

As a prime contractor, we often rely on other companies to perform some of the work under a contract, and we expect to continue to depend on relationships with other contractors for portions of our delivery of services and revenue for the foreseeable future. There is a risk that we may have disputes with our subcontractors regarding a variety of issues, including the quality and timeliness of work performed by the subcontractor, client concerns about the subcontractor, our failure to extend existing task orders or issue new task orders under a subcontract, or our hiring of the subcontractor’s personnel. In addition, if any of our subcontractors fail to deliver supplies or perform services on a timely basis, our ability to fulfill our obligations as a prime contractor may be jeopardized and could result in our customer terminating our prime contract for default. A termination for default could expose us to liability and have an adverse effect on our ability to compete for future contracts and orders.

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

We provide services in foreign countries that may be experiencing political unrest, war or terrorism. In these deployments, we are exposed to the risk of liabilities arising from accidents or incidents involving our employees or third parties. Accidents or incidents could involve significant injury or other claims by employees or third parties. We may encounter unexpected costs in connection with additional risks inherent to such deployments, such as increased insurance costs, as well as the repatriation of our employees or executives for reasons beyond our control.

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

We maintain a credit agreement with a syndicate of lenders led by Bank of America, N.A., as administrative agent. The credit agreement provides for a $500 million revolving credit facility. The maturity date for the credit agreement is June 13, 2019. The credit agreement requires us to comply with specified financial covenants, including the maintenance of certain consolidated total leverage ratios and a certain fixed charge coverage ratio, and contains negative covenants that, among other things, may limit or impose restrictions on the ability of us to incur additional indebtedness, make investments, make acquisitions and undertake certain other actions. Additionally, an event of default under the Credit Agreement could result in our creditors exercising rights that could have a material adverse effect on our business.

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

We have maintained a regular cash dividend program since 2011. We anticipate continuing to pay quarterly dividends during 2017. However, any future payment of dividends, including the timing and amount of any such dividends, is at the discretion of our Board of Directors and may depend upon our earnings, liquidity, financial condition, alternate capital deployment opportunities, or any other factors that our Board of Directors considers relevant. A change in our regular cash dividend program could have an adverse effect on the market price of our common stock.

Mr. Pedersen, our Chairman and Chief Executive Officer, effectively controls us, and his interests may not be aligned with those of other stockholders.

As of December 31, 2016, Mr. Pedersen owned approximately 34% of our total outstanding shares of common stock. Holders of our Class B common stock are entitled to ten votes per share, while holders of our Class A common stock are entitled to only one vote per share. Mr. Pedersen beneficially owned 13,190,745 shares of Class B common stock as of December 31, 2016; thus he controlled approximately 84% of the combined voting power of our stock as of December 31, 2016. Accordingly, Mr. Pedersen controls the vote on substantially all matters submitted to a vote of our stockholders. As long as Mr. Pedersen beneficially owns a majority of the combined voting power of our common stock, he will have the ability, without the consent of our public stockholders, to elect all members of our Board of Directors and to control our management and affairs.

Mr. Pedersen's voting control may have the effect of preventing or discouraging transactions involving an actual or a potential change of control of us, regardless of whether a premium is offered over then-current market prices. Mr. Pedersen will be able to cause a change of control of us. Mr. Pedersen's voting control could adversely affect the trading price of our common stock if investors perceive disadvantages in owning stock in a company with such concentrated ownership.

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

There are provisions in our certificate of incorporation and bylaws that make it more difficult for a third party to acquire, or attempt to acquire, control of us, even if a change of control were considered favorable by you and other stockholders. Among the provisions that could have an anti-takeover effect, are provisions relating to the following:

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

We lease our facilities, including offices, warehouses and labs, and we do not own any facilities or real estate materially important to our operations. Our facilities are leased in close proximity to our customers. As of December 31, 2016, we leased 23 facilities throughout the metropolitan Washington, D.C. area and 29 facilities in other parts of the U.S., for approximately 1.4 million square feet. We also have employees working at customer sites throughout the U.S. and in other countries. Our leases expire between 2017 and 2024.

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

2016	High	Low
First Quarter	$33.10	$25.76
Second Quarter	$39.15	$30.80
Third Quarter	$41.69	$36.78
Fourth Quarter	$45.52	$36.68

2015	High	Low
First Quarter	$35.23	$29.51
Second Quarter	$34.24	$27.67
Third Quarter	$30.91	$25.20
Fourth Quarter	$34.07	$24.90

There is no established public market for our Class B common stock.

As of February 20, 2017, there were 62 holders of record of our Class A common stock and 3 holders of record of our Class B common stock. The number of holders of record of our Class A common stock is not representative of the number of beneficial holders because many of the shares are held by depositories, brokers or nominees.

Dividend Policy

During fiscal years 2016 and 2015, we declared and paid quarterly dividends, each in the amount of $0.21 per share, on all issued and outstanding shares of common stock. For 2017, we anticipate we will continue paying quarterly dividends; however any future dividends declared will be at the discretion of our Board of Directors and will depend, among other factors, upon our earnings, liquidity, financial condition, alternate capital allocation opportunities, or any other factors our Board of Directors deems relevant.

Recent Sales of Unregistered Securities

We did not issue or sell any securities in fiscal year 2016 that were not registered under the Securities Act of 1933.

Equity Compensation Plan Information

Information regarding our equity compensation plans and the securities authorized for issuance thereunder is incorporated by reference in Item 12 “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

Purchase of Equity Securities

We did not purchase equity securities during the year ended December 31, 2016.

Performance Graph

The stock performance graph compares the cumulative total shareholder return of our common stock to the NASDAQ Composite-Total Returns Index, Standard & Poor's MidCap 400 Index, Russell 2000 Index and Standard & Poor's 1500 IT Consulting & Services Index. The period measured is December 31, 2011 to December 31, 2016. The graph assumes an investment of $100 in our common stock and each of the indices with reinvestment of all dividends.

Pursuant to SEC rules, our performance graph must include both a broad market equity index and a published industry or line-of-business index (or a self-constructed peer index) in addition to our common stock. The rules also require that if a registrant selects a different index from an index used for the immediately preceding fiscal year, it must (i) explain the reason for the change and (ii) compare the registrant’s total return with that of both the newly selected index and the index used in the immediately preceding fiscal year. With respect to the published industry index, in prior years we used the S&P North American Technology Services Index; however, that index was discontinued in March 2016. Accordingly, we have used the S&P 1500 IT Consulting Services Index as a replacement for the discontinued index (and because the S&P North American Technology Services Index was discontinued, we are unable to compare our total return with that index). With respect to our use of a broad market equity index, for fiscal year 2016 we have determined to use only the Russell 2000 Index, and we are discontinuing the use of the NASDAQ Composite-Total Returns and S&P MidCap 400 indices. The reason we are making the change is that we are one of the companies that comprises the Russell 2000 Index, and the Russel 2000 Index generally includes companies with more comparable market capitalizations to us (compared to the discontinued indices). Pursuant to SEC rules, for this performance graph we have included a comparison of our total return to both the selected index (Russell 2000) and the discontinued NASDAQ Composite-Total Returns and S&P MidCap 400 indices.

Item 6.	Selected Financial Data

The selected financial data presented for each of the five years ended December 31, 2016 is derived from our audited consolidated financial statements. The selected financial data presented should be read in conjunction with our consolidated financial statements, the notes to our consolidated financial statements and Item 7 “Management's Discussion and Analysis of Financial Condition and Results of Operations.”

	Year Ended December 31,
	2016	2015	2014 (1)	2013 (2)	2012
	(in thousands, except per share amounts)
Statement of Income and Loss Data:
Revenues	$1,601,596	$1,550,117	$1,773,981	$2,310,072	$2,582,295
Operating income	$90,963	$84,886	$94,816	$22,243	$170,988
Net income (loss)	$56,391	$51,127	$47,294	$(6,149)	$95,019
Basic earnings (loss) per share (Class A and B)	$1.48	$1.36	$1.27	$(0.17)	$2.57
Diluted earnings (loss) per share (Class A and B)	$1.47	$1.36	$1.27	$(0.17)	$2.57
Dividend per share	$0.84	$0.84	$0.84	$0.84	$0.84

Balance Sheet Data:
Working capital	$229,659	$189,276	$195,491	$453,560	$357,909
Goodwill (3)	$955,874	$919,591	$851,640	$752,867	$861,912
Total assets	$1,598,464	$1,506,424	$1,487,402	$1,723,402	$1,841,909
Long-term debt	$—	$—	$—	$200,000	$200,000

(1) On April 15, 2014, we paid the redemption price plus accrued and unpaid interest on our 7.25% senior unsecured notes issued on April 13, 2010 for $200.0 million. As a result of the redemption of our 7.25% senior unsecured notes, we recorded a loss on the extinguishment of debt for $10.1 million as non-operating income. For additional information on the redemption of our 7.25% senior unsecured notes, see Note 8 "Debt" to our consolidated financial statements in Item 8 "Financial Statements and Supplementary Data."

(2) We recorded a non-cash goodwill impairment charge of $118.4 million.
(3) Over the past five years, we completed 10 acquisitions. In aggregate, these acquisitions have added $269.7 million in goodwill. For additional information on our recent acquisitions, see Note 3 "Acquisitions" to our consolidated financial statements in Item 8 "Financial Statements and Supplementary Data."

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations should be read together with the consolidated financial statements and the notes to those statements included in Item 8 “Financial Statements and Supplementary Data." This discussion contains forward-looking statements that involve risks and uncertainties. For a description of these forward-looking statements, refer to Part I “Cautionary Statement Concerning Forward-Looking Statements.” A description of factors that could cause actual results to differ materially from the results we anticipate include, but are not limited to, those discussed in Item 1A “Risk Factors,” as well as those discussed elsewhere in this Annual Report.

Overview

We provide innovative technologies and solutions for mission-critical national security programs for the intelligence community; the departments of Defense, State, Homeland Security, Health and Human Services, Veteran Affairs and Justice, including the Federal Bureau of Investigation (FBI); the space community; and other U.S. government customers. We derive revenues primarily from contracts with U.S. government agencies that are focused on national security and consequently our operational results are affected by U.S. government spending levels in the areas of defense, federal health information technology (IT), intelligence and homeland security.

Over the last few years, financial performance in our industry was adversely impacted by public and political pressure regarding government funding levels, uncertainty about the appropriations process and delays in contract awards and spending. With the passing of budget and appropriation acts in late 2015 and early 2016, industry conditions began to improve. Entering 2017, the new Administration and Congress present shifts in the political environment and national priorities. Several priorities of the new Administration include the near term expansion of budgets for the Department of Defense (DoD) related to readiness, anti-ISIS and force structure readiness, which are generally favorable to our industry. The new Administration’s policy priorities will be presented to Congress to debate how to reconcile the stated priorities and needs with the continuing national budget deficits, debt ceilings and the Budget Control Act. We believe our strong position as a prime contractor and our broad array of service offerings are a competitive advantage, and that we are well positioned to support the challenges our customers face.

Although procurements based on cost or using a lowest price/technically acceptable (LPTA) standard have leveled off, we believe that certain of our customers will continue to make contract awards based on lower cost as well as overall technical solutions. To ensure our cost structure remains competitive, we will continually evaluate and adjust our levels of indirect spending to stay in line with the expected business opportunities. As such, we expect to maintain, as a percentage of revenue, a consistent level of general and administrative expenses. Additionally, we will continue to pursue acquisitions that broaden our domain expertise and service offerings and/or establish relationships with new customers. Since going public in 2002, we have acquired and integrated 27 businesses into our operations. During 2016, we acquired Oceans Edge, Inc.'s cyber business (OEC) and Edaptive Systems, LLC (Edaptive). In 2016, we also expanded our service offerings internationally, supporting allied governments with services similar to our federal government support.

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

	Year Ended December 31,
	2016	2015	2014
DoD and intelligence agencies	90.8%	90.7%	92.2%
Federal civilian agencies	6.7%	8.2%	6.7%
State agencies, international agencies and commercial entities	2.5%	1.1%	1.1%
Total	100.0%	100.0%	100.0%

Our prime contractor revenues as a percentage of our total revenues were 88%, 88% and 89% for the years ended December 31, 2016, 2015 and 2014, respectively.

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

Fixed-price contracts-Under fixed-price contracts, we perform specific tasks for a fixed price. Fixed-price contracts may include either a product delivery or specific service performance over a defined period. Revenues on fixed-price contracts that provide for us to render services throughout a period are recognized as earned according to contract terms as the service is provided on a proportionate performance basis. For fixed-price contracts that provide for the delivery of a specific product with related customer acceptance provisions, revenues are recognized as those products are delivered and accepted.

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

	Year Ended December 31,
	2016	2015	2014
Cost-reimbursable	67.7%	67.8%	68.9%
Fixed-price	19.2%	20.7%	21.1%
Time-and-materials	13.1%	11.5%	10.0%
Total	100.0%	100.0%	100.0%

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

Changes in the mix of services and equipment provided under our contracts can result in variability in our contract margins. As we earn higher profits on our own labor services, we expect the ratio of cost of services as a percent of revenues to decline when our labor services mix increases relative to subcontracted labor or third-party materials. Conversely, as subcontracted labor or third-party material purchases for customers increases relative to our own labor services, we expect the ratio of cost of services as a percent of revenues to increase.

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

Results of Operations

Year Ended December 31, 2016 Compared to Year Ended December 31, 2015

Consolidated Statements of Income

The following table sets forth certain items from our consolidated statements of income and the relative percentages that certain items of expense and earnings bear to revenues as well as the year-over-year change from December 31, 2015 to December 31, 2016.

	Year Ended December 31,				Year-to-Year Change
	2016	2015	2016	2015	2015 to 2016
	Dollars		Percentages		Dollars	Percent
	(dollars in thousands)
REVENUES	$1,601,596	$1,550,117	100.0%	100.0%	$51,479	3.3%
Cost of services	1,369,775	1,320,697	85.5%	85.2%	49,078	3.7%
General and administrative expenses	140,858	144,534	8.8%	9.3%	(3,676)	(2.5)%
OPERATING INCOME	90,963	84,886	5.7%	5.5%	6,077	7.2%
Interest expense	(1,097)	(1,193)	0.1%	0.1%	(96)	(8.0)%
Interest income	121	160	—%	—%	(39)	(24.4)%
Other income (expense), net	83	1,501	—%	0.1%	(1,418)	(94.5)%
INCOME FROM OPERATIONS BEFORE INCOME TAXES AND EQUITY METHOD INVESTMENTS	90,070	85,354	5.6%	5.5%	4,716	5.5%
Provision for income taxes	(33,786)	(34,366)	2.1%	2.2%	(580)	(1.7)%
Equity in gains of unconsolidated subsidiaries	107	139	—%	—%	(32)	(23.0)%
NET INCOME	$56,391	$51,127	3.5%	3.3%	$5,264	10.3%

Revenues

The primary driver of our increase in revenues relates to revenues from new contract awards, growth on existing contracts, including higher levels of material procurements and our acquisitions. These increases were offset by contracts and tasks that ended during 2016 and reduced scope of work on some contracts. Based on our new contract awards and recent acquisitions, we expect revenues to modestly increase in 2017.

Cost of services

The increase in cost of services was primarily due to increases in revenues. As a percentage of revenues, direct labor costs decreased slightly to 48.0% for the year ended December 31, 2016, as compared to 48.7% for the same period in 2015. As a percentage of revenues, other direct costs, which include subcontractors and third party equipment and materials used in the performance of our contracts, increased to 37.5% for the year ended December 31, 2016, compared to 36.5% for the same period in 2015. In 2017, we expect cost of services as a percentage of revenues to remain relatively stable as compared to 2016.

General and administrative expenses

The decrease in general and administrative expenses was primarily due to the sale of ManTech Cyber Solutions International (MCSI) and cost reduction measures. As a percentage of revenues, general and administrative expenses decreased for the year ended December 31, 2016 as compared to the same period in 2015, due to the increase in revenues and reduced spending. In 2017, we expect general and administrative expenses as a percentage of revenues to remain relatively stable as compared to 2016.

Other income (expense), net

The decrease in other income (expense), net was due to the gain on the sale of MCSI during 2015. In 2017, we expect other income (expense), net will remain consistent with 2016 levels.

Provision for income taxes

Our effective tax rate is impacted by recurring items, such as tax rates and the relative amount of income we earn in various taxing jurisdictions and their tax rates. It is also affected by discrete items that may occur in any given year, but are not consistent from year-to-year. Our effective income tax rate was 37.5% and 40.2% for each of the years ended December 31, 2016 and 2015, respectively. The decrease in our effective tax rate is primarily due to favorable performance in our executive deferred compensation plan and changes in our state tax apportionments, as well as one-time items. In 2017, assuming no changes in federal tax legislation, we expect our effective tax rate to increase slightly from 2016.

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

Revenues

The primary driver of our decrease in revenues relates to reduced requirements supporting Command, Control, Communications, Computers, Intelligence, Surveillance and Reconnaissance (C4ISR) systems and Mine-Resistance Ambush-Protected vehicles to the U.S. Army, including reductions in Overseas Contingency Operations (OCO) as a result of the withdrawal of U.S. Forces and reduction in military operations in Afghanistan. Additionally, revenues were impacted by reductions in scope and contracts that ended. These reductions were partially offset by revenues from our acquisitions and new contract awards.

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

Other income (expense), net

The increase in other income was due to the gain on the sale of MCSI in 2015.

Provision for income taxes

Our effective tax rate is affected by recurring items, such the relative amount of income we earn in various taxing jurisdictions and their tax rates. It is also affected by discrete items that may occur in any given year, but are not consistent from year-to-year. Our effective income tax rates were 40.2% and 40.0% for the years ended December 31, 2015 and 2014, respectively.

Equity in gains (losses) of unconsolidated subsidiaries

The increase in equity in gains (losses) of unconsolidated subsidiaries is primarily due to earnings from the GenTech Partners Joint Venture and the NorthStar Technology Systems, LLC, offset by additional losses from the Fluor-ManTech Logistics, LLC.

Backlog

For the years ended December 31, 2016, 2015 and 2014 our backlog was $4.9 billion, $4.1 billion and $3.3 billion, respectively, of which $1.0 billion, $1.0 billion and $0.8 billion, respectively, was funded backlog. The increase in our backlog is due to our receipt of new awards. The current trend is that contracts are awarded for a longer term, which increases the time over which backlog will be recognized as revenue. Backlog represents estimates that we calculate on a consistent basis. For additional information on how we compute backlog, see “Backlog” in Item 1 “Business.”

Liquidity and Capital Resources

Historically, our primary liquidity needs have been the financing of acquisitions, working capital, payment under our cash dividend program and capital expenditures. Our primary sources of liquidity are cash provided by operations and our revolving credit facility.

On December 31, 2016, our cash and cash equivalents balance was $64.9 million. There were no outstanding borrowings under our revolving credit facility at December 31, 2016. At December 31, 2016, we were contingently liable under letters of credit totaling $23.1 million, which reduced our ability to borrow under our revolving credit facility by that amount. The maximum available borrowings under our revolving credit facility at December 31, 2016 were $476.9 million. On April 15, 2014, we paid the redemption price plus accrued and unpaid interest on our 7.25% senior unsecured notes. The 7.25% senior unsecured notes were redeemed at a redemption price of 103.625% of the principal amount of the outstanding 7.25% senior unsecured notes, or

$207.3 million.

Generally, cash provided by operating activities is adequate to fund our operations, including payments under our regular cash dividend program. Due to short-term fluctuations in our cash flows and level of operations, it may become necessary from time-to-time to increase borrowings under our revolving credit facility to meet cash demands.

Cash Flows from Operating Activities

Our operating cash flow is primarily affected by our ability to invoice and collect from our clients in a timely manner, our ability to manage our vendor payments and the overall profitability of our contracts. We bill most of our customers monthly after services are rendered. Our accounts receivable days sales outstanding (DSO) were 73 and 68 for the years ended December 31, 2016 and 2015, respectively. The increase in DSO is primarily related to invoicing on two large classified contracts as well as the acquisition of Edaptive adding accounts receivable with only two weeks of revenue. In 2017, we expect DSO levels to return to levels consistent with 2015. For the years ended December 31, 2016, 2015 and 2014, our net cash flows from operating activities were $95.8 million, $153.9 million and $126.9 million, respectively. The decrease in net cash flows from operating activities during the year ended December 31, 2016 when compared to the same period in 2015 was primarily due to timing on the collection of our receivables. The increase in net cash flows from operating activities during the year ended December 31, 2015 compared to the same period in 2014 was primarily due to significant improvements in our DSO, our ability to manage vendor payments and higher net income.

Cash Flows from Investing Activities

Our cash flow from investing activities consists primarily of business combinations, purchases of property and equipment and investments in capitalized software for internal use. For the years ended December 31, 2016, 2015 and 2014, our net cash outflows from investing activities were $72.1 million, $112.7 million and $135.9 million, respectively. For the year ended December 31, 2016, our net cash outflows from investing activities were primarily due to the acquisition of OEC and Edaptive as well as capital expenditures. For the year ended December 31, 2015, our net cash outflows from investing activities were primarily due to the acquisitions of Knowledge Consulting Group, Inc. (KCG) and Welkin Associates, Ltd. (Welkin), our investment in CounterTack Inc. and capital expenditures. For the year ended December 31, 2014, our net cash outflows from investing activities were primarily due to the acquisitions of 7Delta Inc. (7Delta) and Allied Technology Group, Inc. (ATG) and capital expenditures.

Cash Flows from Financing Activities

For the years ended December 31, 2016, 2015 and 2014, our net cash outflows from financing activities were $10 thousand, $23.6 million and $236.3 million, respectively. For the year ended December 31, 2016, our net cash outflows from financing activities were primarily due to dividends paid offset by the proceeds from the exercise of stock options and the excess tax benefits from the exercise of stock options. For the year ended December 31, 2015, our net cash outflows from financing activities were primarily due to our dividend payments. For the year ended December 31, 2014, our net cash outflows from financing activities were due to the repayment of our senior unsecured notes and dividends paid.

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

Borrowings under our credit agreement are collateralized by substantially all the assets of us and our Material Subsidiaries (as defined in the credit agreement) and bear interest at one of the following variable rates as selected by us at the time of borrowing: a London Interbank Offer Rate (LIBOR) based rate plus market spreads (1.25% to 2.25% based on our consolidated total leverage ratio) or Bank of America's base rate plus market spreads (0.25% to 1.25% based on our consolidated total leverage ratio).

The terms of the credit agreement permit prepayment and termination of the loan commitments at any time, subject to certain conditions. The credit agreement requires us to comply with specified financial covenants, including the maintenance of certain consolidated leverage ratios and a certain consolidated coverage ratio. The credit agreement also contains various covenants, including affirmative covenants with respect to certain reporting requirements and maintaining certain business activities, and negative covenants that, among other things, may limit or impose restrictions on our ability to incur liens, incur additional indebtedness, make investments, make acquisitions and undertake certain other actions. As of, and during the fiscal years ending December 31, 2016 and 2015, we were in compliance with our financial covenants under the credit agreement.

There were no outstanding balances on our revolving credit facility at both December 31, 2016 and 2015.

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

Capital Resources

We believe the capital resources available to us from cash on hand, our remaining capacity under our revolving credit facility, and cash from our operations are adequate to fund our anticipated cash requirements for at least the next year. We anticipate financing our external growth from acquisitions and our longer-term internal growth through one or more of the following sources: cash from operations; use of our revolving credit facility; and additional borrowings of debt or issuance of equity.

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

Dividend

During the years ended December 31, 2016 and 2015, we declared and paid quarterly dividends in the amount of $0.21 per share on both classes of common stock. While we expect to continue the regular cash dividend program, any future dividends declared will be at the discretion of our Board of Directors and will depend, among other factors, upon our results of operations, financial condition and cash requirements, as well as such other factors our Board of Directors deems relevant.

Off-Balance Sheet Arrangements

In the ordinary course of business, we use letters of credit to satisfy certain contractual terms with our customers.  As of December 31, 2016, $23.1 million in letters of credit were issued but undrawn.  We have an outstanding performance bond in connection with a contract between ManTech MENA, LLC and Jadwalean International Operations and Management Company to fulfill technical support requirements for the Royal Saudi Air Force. This performance bond is guaranteed by a letter of credit in the amount of $19.0 million. We have off-balance sheet arrangements related to operating leases.  For a description of our operating leases, see Note 9 "Commitments and Contingencies" to our consolidated financial statements in Item 8 "Financial Statement and Supplementary Data."

Critical Accounting Estimates and Policies

Critical accounting policies are defined as those that are reflective of significant judgments and uncertainties, and potentially result in materially different results under different assumptions and conditions. Application of these policies is particularly important to the portrayal of our financial condition and results of operations. The discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles (GAAP). The preparation of these consolidated financial statements requires management to make estimates and judgments that affect the reported amount of assets, liabilities, revenues and expenses. Actual results may differ from these estimates under different assumptions or conditions. Our significant accounting policies, including the critical policies listed below, are more fully described in the notes to our consolidated financial statements included in this report.

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

We derive the majority of our revenues from cost-plus-fixed-fee, cost-plus-award-fee, fixed-price or time-and-materials contracts. Revenues for cost-reimbursable contracts are recorded as reimbursable costs are incurred, including an estimated share of the applicable contractual fees earned. For performance-based fees under cost-reimbursable contracts, we recognize the relevant portion of the expected fee to be awarded by the customer at the time such fee can be reasonably estimated, based on factors such as our prior award experience and communications with the customer regarding performance, or upon approval by the customer. For time-and-materials contracts, revenues are recognized to the extent of billable rates times hours delivered plus materials and other reimbursable costs incurred. For long-term fixed-price production contracts, revenues are recognized at a rate per unit as the units are delivered or by other methods to measure services provided. Revenues from other long-term fixed-price contracts are recognized ratably over the contract period or by other appropriate methods to measure services provided. Contract costs are expensed as incurred except for certain limited long-term contracts noted below. For long-term contracts, specifically described in the scope section of Accounting Standards Codification (ASC) 605-35, Revenue Recognition - Construction-Type and Production-Type Contracts, we apply the percentage of completion method. Under the percentage of completion method, income is recognized at a consistent profit margin over the period of performance based on estimated profit margins at completion of the contract. This method of accounting requires estimating the total revenues and total contract cost at completion of the contract. During the performance of long-term contracts, these estimates are periodically reviewed and revisions are made as required using the cumulative catch-up method of accounting. The impact on revenues and contract profit as a result of these revisions is included in the periods in which the revisions are made. This method can result in the deferral of costs or the deferral of profit on these contracts. Because we assume the risk of performing a fixed-price contract at a set price, the failure to accurately estimate ultimate costs or to control costs during performance of the work could result, and in some instances has resulted, in reduced profits or losses for such contracts. Estimated losses on contracts at completion are recognized when identified. In certain circumstances, revenues are recognized when contract amendments have not been finalized.

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

We have elected to perform our annual review as of October 31st of each calendar year. The results of our annual goodwill impairment test as of October 31, 2016 indicated that the estimated fair value of each reporting unit substantially exceeded its respective carrying value. In addition, management monitors events and circumstances that could result in an impairment. A significant amount of judgment is involved in determining if an indicator of impairment has occurred between annual testing dates. Events that could cause the fair value of our long-lived assets to decrease include: changes in our business environment or market conditions; a material change in our financial outlook, including declines in expected revenue growth rates and operating margins; or a material decline in the market price for our stock. If any impairment were indicated as a result of a review, we would recognize a loss based on the amount by which the carrying amount exceeds the estimated fair value.

Due to the many variables inherent in the estimation of a reporting unit's fair value and the relative size of our recorded goodwill, differences in assumptions may have a material effect on the results of our goodwill impairment analysis.

Recently Issued But Not Yet Adopted Accounting Standards Updates (ASU)

For information on the recently issued but not yet adopted ASUs, see Note 2 "Summary of Significant Accounting Policies" to our consolidated financial statements in Item 8 "Financial Statements and Supplementary Data."

Contractual Obligations

Our contractual obligations as of December 31, 2016 are as follows (in thousands):

	Payments Due By Period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Operating lease obligations (1)	$125,742	$28,533	$44,175	$27,138	$25,896
Other long-term liabilities (2)	14,645	2,071	4,685	3,684	4,205
Accrued defined benefit obligations (3)	1,100	122	237	220	521
Total	$141,487	$30,726	$49,097	$31,042	$30,622

(1) See Note 9 "Commitments and Contingencies" to our consolidated financial statements in Item 8 "Financial Statements and Supplementary Data" for additional information regarding operating leases.
(2) Includes approximately $11.1 million of deferred rent liabilities and $0.3 million of gross unrecognized tax benefits. See Note 9 "Commitments and Contingencies" to our consolidated financial statements in Item 8 "Financial Statements and Supplementary Data" for additional information regarding deferred rent liabilities. See Note 12 "Income Taxes" to our consolidated financial statements in Item 8 "Financial Statements and Supplementary Data" for additional information regarding gross unrecognized tax benefits.

(3) Includes unfunded pension obligations related to nonqualified supplemental defined benefit pension plans for certain retired employees of an acquired company, which is included in the accrued retirement amount on our consolidated balance sheets. See Note 11 "Retirement Plans" to our consolidated financial statements in Item 8 "Financial Statements and Supplementary Data" for additional information regarding retirement plans.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

Our exposure to market risk relates to changes in interest rates for borrowings under our revolving credit facility. At December 31, 2016, we had no outstanding balance on our revolving credit facility. Borrowings under our revolving credit facility bear interest at variable rates. A hypothetical 10% increase in interest rates would have no effect on our interest expense for the year ended December 31, 2016, as there were no borrowings during the year.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of
ManTech International Corporation
Fairfax, Virginia
We have audited the accompanying consolidated balance sheets of ManTech International Corporation and subsidiaries (the "Company") as of December 31, 2016 and 2015, and the related consolidated statements of income, comprehensive income, changes in stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2016.  Our audits also included the financial statement schedule listed in the Index at Item 15.  These financial statements and financial statement schedule are the responsibility of the Company's management.  Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of ManTech International Corporation and subsidiaries as of December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America.  Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2016, based on the criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 22, 2017 expressed an unqualified opinion on the Company's internal control over financial reporting.
/s/ DELOITTE & TOUCHE LLP

McLean, Virginia
February 22, 2017

MANTECH INTERNATIONAL CORPORATION
CONSOLIDATED BALANCE SHEETS
(In Thousands Except Share and Per Share Amounts)

	December 31,
	2016	2015
ASSETS
Cash and cash equivalents	$64,936	$41,314
Receivables—net	320,677	304,253
Prepaid expenses and other	34,423	23,605
Contractual inventory	1,277	—
Total Current Assets	421,313	369,172
Goodwill	955,874	919,591
Other intangible assets—net	154,931	154,176
Employee supplemental savings plan assets	29,383	27,557
Property and equipment—net	23,121	22,439
Investments	11,691	10,853
Other assets	2,151	2,636
TOTAL ASSETS	$1,598,464	$1,506,424
LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Accounts payable and accrued expenses	$108,888	$106,271
Accrued salaries and related expenses	70,768	60,940
Billings in excess of revenue earned	11,998	12,685
Total Current Liabilities	191,654	179,896
Deferred income taxes—non-current	122,081	102,035
Accrued retirement	30,581	29,877
Other long-term liabilities	12,481	10,879
TOTAL LIABILITIES	356,797	322,687
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY
Common stock, Class A—$0.01 par value; 150,000,000 shares authorized; 25,795,973 and 24,731,584 shares issued at December 31, 2016 and 2015; 25,551,860 and 24,487,471 shares outstanding at December 31, 2016 and 2015	258	247
Common stock, Class B—$0.01 par value; 50,000,000 shares authorized; 13,190,745 and 13,191,845 shares issued and outstanding at December 31, 2016 and 2015	132	132
Additional paid-in capital	471,906	438,168
Treasury stock, 244,113 and 244,113 shares at cost at December 31, 2016 and 2015	(9,158)	(9,158)
Retained earnings	778,710	754,457
Accumulated other comprehensive loss	(181)	(109)
TOTAL STOCKHOLDERS' EQUITY	1,241,667	1,183,737
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,598,464	$1,506,424
See notes to consolidated financial statements.

MANTECH INTERNATIONAL CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(In Thousands Except Per Share Amounts)

	Year Ended December 31,
	2016	2015	2014
REVENUES	$1,601,596	$1,550,117	$1,773,981
Cost of services	1,369,775	1,320,697	1,524,208
General and administrative expenses	140,858	144,534	154,957
OPERATING INCOME	90,963	84,886	94,816
Loss on extinguishment of debt	—	—	(10,074)
Interest expense	(1,097)	(1,193)	(5,802)
Interest income	121	160	394
Other income (expense), net	83	1,501	(233)
INCOME FROM OPERATIONS BEFORE INCOME TAXES AND EQUITY METHOD INVESTMENTS	90,070	85,354	79,101
Provision for income taxes	(33,786)	(34,366)	(31,525)
Equity in gains (losses) of unconsolidated subsidiaries	107	139	(282)
NET INCOME	$56,391	$51,127	$47,294
BASIC EARNINGS PER SHARE:
Class A common stock	$1.48	$1.36	$1.27
Class B common stock	$1.48	$1.36	$1.27
DILUTED EARNINGS PER SHARE:
Class A common stock	$1.47	$1.36	$1.27
Class B common stock	$1.47	$1.36	$1.27

See notes to consolidated financial statements.

MANTECH INTERNATIONAL CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In Thousands)

	Year Ended December 31,
	2016	2015	2014
NET INCOME	$56,391	$51,127	$47,294
OTHER COMPREHENSIVE INCOME (LOSS):
Actuarial gain (loss) on defined benefit pension plans, net of tax	(29)	84	(64)
Translation adjustments, net of tax	(43)	14	(19)
Total other comprehensive income (loss)	(72)	98	(83)
COMPREHENSIVE INCOME	$56,319	$51,225	$47,211

See notes to consolidated financial statements.

MANTECH INTERNATIONAL CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(In Thousands)

	December 31,
	2016	2015	2014
Common Stock, Class A
At beginning of year	$247	$244	$242
Stock option exercises	11	3	2
At end of year	258	247	244
Common Stock, Class B
At beginning of year	132	132	132
At end of year	132	132	132
Additional Paid-In Capital
At beginning of year	438,168	428,895	423,787
Stock option exercises	30,551	7,865	3,919
Stock compensation expense	3,323	4,379	4,400
Tax deficiency from the exercise of stock options	(136)	(2,971)	(3,211)
At end of year	471,906	438,168	428,895
Treasury Stock, at cost
At beginning of year	(9,158)	(9,158)	(9,158)
At end of year	(9,158)	(9,158)	(9,158)
Retained Earnings
At beginning of year	754,457	734,873	718,892
Net income	56,391	51,127	47,294
Dividends	(32,138)	(31,543)	(31,313)
At end of year	778,710	754,457	734,873
Accumulated Other Comprehensive Loss
At beginning of year	(109)	(207)	(124)
Translation adjustments, net of tax	(43)	14	(19)
Actuarial gain (loss) on defined benefit pension plans, net of tax	(29)	84	(64)
At end of year	(181)	(109)	(207)
Total Stockholders' Equity	$1,241,667	$1,183,737	$1,154,779

See notes to consolidated financial statements

MANTECH INTERNATIONAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)

	Year Ended December 31,
	2016	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$56,391	$51,127	$47,294
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income taxes	18,254	30,553	18,668
Depreciation and amortization	30,191	30,276	30,446
Stock-based compensation	3,323	4,379	4,400
Excess tax benefits from the exercise of stock options	(1,656)	(73)	(70)
Equity in (gains) losses of unconsolidated subsidiaries	(107)	(139)	282
(Gain) loss on sale and retirement of property and equipment	(12)	(656)	251
Gain on disposition of business	—	(1,692)	—
Loss on extinguishment of debt	—	—	10,074
Change in assets and liabilities—net of effects from acquired businesses:
Receivables-net	(5,611)	82,727	102,076
Prepaid expenses and other	(10,641)	(4,990)	326
Contractual inventory	(1,277)	—	3,963
Employee supplemental savings plan asset	(1,826)	4,184	24
Accounts payable and accrued expenses	(162)	(44,103)	(87,105)
Accrued salaries and related expenses	6,926	2,703	(2,762)
Billings in excess of revenue earned	(687)	913	(750)
Accrued retirement	704	(2,927)	(761)
Other	1,954	1,601	569
Net cash flow from operating activities	95,764	153,883	126,925

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of businesses-net of cash acquired	(60,556)	(101,556)	(124,247)
Purchases of property and equipment	(7,662)	(5,202)	(4,083)
Investment in capitalized software for internal use	(2,748)	(1,025)	(7,399)
Payments to acquire investments	(1,183)	(4,500)	(159)
Proceeds from sale of property and equipment	17	696	—
Transaction costs for disposition of business	—	(1,174)	—
Proceeds from sale of investment	—	13	—
Net cash flow from investing activities	(72,132)	(112,748)	(135,888)

CASH FLOWS FROM FINANCING ACTIVITIES:
Dividends paid	(32,139)	(31,543)	(31,312)
Proceeds from exercise of stock options	30,562	7,868	3,922
Excess tax benefits from the exercise of stock options	1,656	73	70
Debt issuance costs	(89)	—	(1,687)
Borrowings under revolving credit facility	—	163,200	160,000
Repayments under revolving credit facility	—	(163,200)	(160,000)
Repayment of senior unsecured notes	—	—	(207,250)
Net cash flow from financing activities	(10)	(23,602)	(236,257)
NET CHANGE IN CASH AND CASH EQUIVALENTS	23,622	17,533	(245,220)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	41,314	23,781	269,001
CASH AND CASH EQUIVALENTS, END OF PERIOD	$64,936	$41,314	$23,781

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest	$983	$1,203	$8,597
Noncash investing and financing activities:
Capital expenditures incurred but not yet paid	$325	$—	$96

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2016, 2015 and 2014

1.	Description of the Business

ManTech International Corporation (depending on the circumstances, “ManTech” “Company” “we” “our” “ours” or “us”) provides innovative technologies and solutions for mission-critical national security programs for the intelligence community; the departments of Defense, State, Homeland Security, Health and Human Services, Veteran Affairs and Justice, including the FBI; the space community; and other U.S. government customers. We provide support to critical national security programs for approximately 50 federal agencies through approximately 1,000 current contracts. Our expertise includes cybersecurity; software and systems development; enterprise IT; multi-disciplined intelligence; program protection and mission assurance; systems engineering; test and evaluation; C4ISR; training; supply chain management and logistics; and management consulting. We support major national missions, such as military readiness and wellness, terrorist threat detection, information security and border protection. Our employees operate primarily in the U.S. as well as numerous locations internationally.

2.	Summary of Significant Accounting Policies

Principles of Consolidation-Our consolidated financial statements include the accounts of ManTech International Corporation, subsidiaries we control and variable interest entities that are required to be consolidated. All intercompany accounts and transactions have been eliminated. Other investments in entities where we have significant influence, but not control, are accounted for using the equity method.

Use of Accounting Estimates-We prepare our consolidated financial statements in conformity with U.S. GAAP, which require management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. These estimates involve judgments with respect to, among other things, various future economic factors that are difficult to predict and are beyond the control of us. Therefore, actual amounts could differ from these estimates.

Revenue Recognition-We derive the majority of our revenues from cost-plus-fixed-fee, cost-plus-award-fee, fixed-price and time-and-materials contracts. Revenues for cost-reimbursable contracts are recorded as reimbursable costs are incurred, including an estimated share of the applicable contractual fees earned. For performance-based fees under cost-reimbursable contracts, we recognize the relevant portion of the expected fee to be awarded by the customer at the time such fee can be reasonably estimated, based on factors such as our prior award experience and communications with the customer regarding performance, or upon approval by the customer. For time-and-materials contracts, revenues are recognized to the extent of billable rates times hours delivered plus materials and other reimbursable costs incurred. For long-term fixed-price contracts, revenues are recognized at a rate per unit as the units are delivered or by other methods to measure services provided. Revenues from other long-term fixed-price contracts are recognized ratably over the contract period or by other appropriate methods to measure services provided. Contract costs are expensed as incurred except for certain limited long-term contracts noted below. For long-term contracts, specifically described in the scope section of ASC 605-35, Revenue Recognition - Construction-Type and Production-Type Contracts, we apply the percentage of completion method. Under the percentage of completion method, income is recognized at a consistent profit margin over the period of performance based on estimated profit margins at completion of the contract. This method of accounting requires estimating the total revenues and total contract cost at completion of the contract. During the performance of long-term contracts, these estimates are periodically reviewed and revisions are made as required using the cumulative catch-up method of accounting. The impact on revenues and contract profit as a result of these revisions is included in the periods in which the revisions are made. This method can result in the deferral of costs or the deferral of profit on these contracts. Because we assume the risk of performing a fixed-price contract at a set price, the failure to accurately estimate ultimate costs or to control costs during performance of the work could result, and in some instances has resulted, in reduced profits or losses for such contracts. Estimated losses on contracts at completion are recognized when identified. In certain circumstances, revenues are recognized when contract amendments have not been finalized.

Cost of Services-Cost of services consists primarily of compensation expenses for program personnel, the fringe benefits associated with this compensation and other direct expenses incurred to complete programs, including cost of materials and subcontract efforts.

General and Administrative Expenses-General and administrative expenses include the salaries and wages, plus associated fringe benefits of our employees not performing work directly for customers, and associated facilities costs. Among the functions covered by these costs are corporate business development, bid and proposal, contracts administration, finance and accounting, legal, corporate governance and executive and senior management. In addition, we include stock-based compensation, as well as depreciation and amortization expenses related to the general and administrative function. We recognize interest related to unrecognized tax benefits within interest expense and penalties related to unrecognized tax benefits in general and administrative expenses.

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

Property and Equipment-Property and equipment are recorded at original cost to us. Upon sale or retirement, the costs and related accumulated depreciation or amortization are eliminated from the respective accounts and any resulting gain or loss is included in income. Maintenance and repairs are charged to expense as incurred.

Depreciation and Amortization Method-Furniture and office equipment are depreciated using the straight-line method with estimated useful lives ranging from one to seven years. Leasehold improvements are amortized using the straight-line method over the shorter of the asset's useful life or the term of the lease.

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

Employee Supplemental Savings Plan (ESSP) Assets-We maintain several non-qualified defined contribution supplemental retirement plans for certain key employees that are accounted for in accordance with ASC 710-10-05, Compensation - General - Deferred Compensation - Rabbi Trust, as the underlying assets are held in rabbi trusts with investments directed by the respective employee. A rabbi trust is a grantor trust generally set up to fund compensation for a select group of management and the assets of this trust are available to satisfy the claims of general creditors in the event of bankruptcy of us. The assets held by the rabbi trusts are recorded at cash surrender value in our consolidated financial statements as ESSP assets with a related liability to employees recorded as a deferred compensation liability in accrued retirement.

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

Comprehensive Income (Loss)-Comprehensive income (loss) consists of net income; translation adjustments, net of tax; and actuarial gain (loss) on defined benefit pension plan, net of tax.

Fair Value of Financial Instruments-The carrying value of our cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximate their fair value because of the short-term nature of these amounts.

Variable Interest Entities (VIEs)-We determine whether we have a controlling financial interest in a VIE. The reporting entity with a variable interest or interest that provides the reporting entity with a controlling financial interest in a VIE will have both (a) the power to direct the activities of a VIE that most significantly impact the VIE's economic performance and (b) the obligation to absorb losses of the VIE that could potentially be significant to the VIE or the right to receive benefits from the VIE that could potentially be significant to the VIE. We have one entity that has been consolidated as a VIE. The purpose of the entity is to perform on certain U.S. Navy contracts. The maximum amount of loss we are exposed to as of December 31, 2016 was not material to our consolidated financial statements.

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

ASUs
On January 26, 2017, the Financial Accounting Standards Board (FASB) has issued ASU 2017-04, Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment, which simplifies the manner in which an entity is required to test goodwill for impairment by eliminating Step 2 from the goodwill impairment test. Step 2 measures a goodwill impairment loss by comparing the implied fair value of a reporting unit’s goodwill with the carrying amount of that goodwill. In computing the implied fair value of goodwill under Step 2, an entity, prior to the amendments in ASU 2017-04, had to perform procedures to determine the fair value at the impairment testing date of its assets and liabilities, including unrecognized assets and liabilities, in accordance with the procedure that would be required in determining the fair value of assets acquired and liabilities assumed in a business combination. However, under the amendments in this ASU, an entity should (1) perform its annual or interim goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount and (2) recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value, with the understanding that the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. Additionally, ASU 2017-04 removes the requirements for any reporting unit with a zero or negative carrying amount to perform a qualitative assessment and, if it fails such qualitative test, to perform Step 2 of the goodwill impairment test. Finally, this ASU amends the Overview and Background sections of the Accounting Standards Codification as part of the FASB’s initiative to unify and improve such sections across Topics and Subtopics. Public entities that are SEC filers should adopt the amendments in this ASU prospectively for their annual, or any interim, goodwill impairment tests in fiscal years beginning after December 15, 2019. Note that early adoption is permitted for all entities for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. We are currently evaluating the effect of adoption on our consolidated financial statements.
On January 5, 2017, the FASB has issued ASU 2017-01, Business Combinations (Topic 805)—Clarifying the Definition of a Business, which clarifies the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. Under the current implementation guidance in Topic 805, there are three elements of a business: inputs, processes and outputs. While an integrated set of assets and activities (collectively, a “set”) that is a business usually has outputs, outputs are not required to be present. Additionally, all of the inputs and processes that a seller uses in operating a set are not required if market participants can acquire the set and continue to produce outputs. The amendments in ASU 2017-01 provide a screen to determine when a set is not a business. The screen requires that when substantially all of the fair value of the gross assets acquired (or disposed of) is concentrated in a single identifiable asset or a group of similar identifiable assets, the set is not a business. This screen reduces the number of transactions that need to be further evaluated. If, however, the screen is not met, then the amendments in this ASU (1) require that to be considered a business, a set must include, at a minimum, an input and a substantive process that together significantly contribute to the ability to create output and (2) remove the evaluation of whether a market participant could replace missing elements. Finally, the amendments in this ASU narrow the definition of the term “output” so that the term is consistent with the manner in which outputs are described in Topic 606. The amendments are effective for annual periods beginning after December 15, 2017, including interim periods within those periods, with early adoption permissible. We are currently evaluating the effect of adoption on our consolidated financial statements.
On August 26, 2016, the FASB issued ASU 2016-15—Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. This ASU addresses the following eight specific cash flow issues: debt prepayment or debt extinguishment costs; settlement of zero-coupon debt instruments or other debt instruments with coupon interest rates that are insignificant in relation to the effective interest rate of the borrowing; contingent consideration payments made after a business combination; proceeds from the settlement of insurance claims; proceeds from the settlement of corporate-owned life insurance policies (including bank-owned life insurance policies); distributions received from equity method investees; beneficial interests in securitization transactions; and separately identifiable cash flows and application of the predominance principle. The amendments in this ASU apply to all entities, including both business entities and not-for-profit entities that are required to present a statement of cash flows under Topic 230. The amendments in ASU 2016-15 become effective for fiscal years that start after December 15, 2017. We do not plan to early adopt this ASU. We plan to apply it retrospectively to all periods presented in our quarterly and annual reports on Form 10-Q and Form 10-K. We plan to apply the equity method of accounting for applicable investments. Therefore, we will make an accounting policy election to classify distributions received from equity method investees using the cumulative earnings approach. Distributions received are considered returns on investment and classified as cash inflows from operating activities, unless the investor’s cumulative distributions received less distributions received in prior periods that were determined to be returns of investment exceed cumulative equity in earnings recognized by the investor (as adjusted for amortization of basis differences). When such an excess occurs, the current-period distribution up to this excess is considered a return of investment and should be classified as cash inflows from investing. We do not expect this ASU to have a material effect on our consolidated financial statements.

On March 30, 2016, the FASB issued ASU 2016-09—Compensation-Stock Compensation (Topic 718). The FASB is issuing this ASU as part of its Simplification Initiative. The amendments in this ASU affect all entities that issue share-based payment awards to their employees. The areas for simplification in this ASU involve several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liability and classification on the statement of cash flows. Specifically, all excess tax benefits and tax deficiencies should be recognized as income tax expense or benefit in the income statement. The tax effects of exercised or vested awards should be treated as discrete items in the reporting period in which they occur. An entity also should recognize excess tax benefits regardless of whether the benefit reduces taxes payable in the current period. Excess tax benefits should be classified along with other income tax cash flows as an operating activity. An entity can make an entity-wide accounting policy election to either estimate the number of awards that are expected to vest or account for forfeitures when they occur. The threshold to qualify for equity classifications permits withholding up to the maximum statutory tax rates in the applicable jurisdiction. Cash paid by an employer when directly withholding shares for tax-withholding purposes should be classified as a financing activity. For public business entities, the amendments in this ASU are effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Early adoption is permitted for any entity in any interim or annual period. Amendments related to the timing of when excess tax benefits are recognized, minimum statutory withholding requirements, forfeitures and intrinsic value should be applied using a modified retrospective transition method by means of a cumulative-effect adjustment to equity as of the beginning of the period in which the guidance is adopted. Amendments related to the presentation of employee taxes paid on the statement of cash flows when an employer withholds shares to meet the minimum statutory withholding requirement should be applied retrospectively. Amendments requiring recognition of excess tax benefits and tax deficiencies in the income statement and the practical expedient for estimating expected term should be applied prospectively. An entity may elect to apply the amendments related to the presentation of excess tax benefits on the statement of cash flows using either a prospective transition method or a retrospective transition method. We are adopting this ASU on January 1, 2017. We will be accounting for forfeitures as they occur, as such we will record a cumulative-effect adjustment to retained earnings for $0.2 million. While we do not expect this ASU to have a material impact on our consolidated financial statements, it will introduce an additional element of volatility in our effective tax rate.

On March 15, 2016, the FASB issued ASU 2016-07—Investments—Equity Method and Joint Ventures (Topic 323). This ASU simplifies the accounting for equity method investments. The amendments in this ASU eliminate the requirement in Topic 323 that an entity retroactively adopt the equity method of accounting if an investment qualifies for use of the equity method as a result of an increase in the level of ownership or degree of influence. The amendments require that the equity method investor add the cost of acquiring the additional interest in the investee to the current basis of the investor’s previously held interest and adopt the equity method of accounting as of the date the investment becomes qualified for equity method accounting. The amendments in this ASU affect all entities that have an investment that becomes qualified for the equity method of accounting as a result of an increase in the level of ownership interest or degree of influence. The amendments in this ASU are effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. The amendments should be applied prospectively upon their effective date to increases in the level of ownership interest or degree of influence that result in the adoption of the equity method. Earlier application is permitted. No additional disclosures are required at transition. We do not expect this ASU to have a material effect on our consolidated financial statements.

On February 25, 2016, the FASB issued ASU 2016-02—Leases (Topic 842). The amendments in this ASU create Topic 842, Leases, and supersede the leases requirements in Topic 840, Leases. Topic 842 specifies the accounting for leases. The objective of Topic 842 is to establish the principles that lessees and lessors should apply to report useful information to users of financial statements about the amount, timing and uncertainty of cash flows arising from a lease. This ASU is effective for public entities for annual periods after December 15, 2018, and interim periods therein. Early adoption is permitted for all entities. We are currently evaluating methods of adoption as well as the effect on our consolidated financial statements. However, it is expected to increase total assets and total liabilities for current operating leases that are currently recorded off balance sheet.

On May 28, 2014, the FASB issued ASU 2014-09—Revenue from Contracts with Customers. ASU 2014-09 supersedes existing revenue recognition guidance, including ASC 605-35, Revenue Recognition - Construction-Type and Production-Type Contracts. ASU 2014-09 outlines a single set of comprehensive principles for recognizing revenue under GAAP. Among other things, it requires companies to identify contractual performance obligations and determine whether revenue should be recognized at a point in time or over time. These concepts, as well as other aspects of ASU 2014-09, may change the method and/or timing of revenue recognition for certain of our contracts. ASU 2014-09 may be applied either retrospectively or through the use of a modified-retrospective method. In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date. The amendments in ASU 2015-14 defer the effective date of ASU 2014-09 for all entities by one year. Public business entities should apply the guidance in ASU 2014-09 to annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. Earlier application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. Several related ASUs have been issued since the issuance of ASU 2014-09. These ASUs, which modify certain sections of ASU 2014-09, are intended to promote a more consistent interpretation and application of the principles outlined in the standard. Also these ASUs provide technical corrections and updates intended to clarify ASU 2014-09, which we do not expect to have a significant impact on the application of ASU 2014-09.

The adoption of ASU 2014-09 will impact our policies, controls, business processes and information systems. To prepare for the changes in this guidance, we developed a plan for adoption. Based on our plan, we commenced an assessment in 2016 on the impacts of this guidance on a representative sample of our existing contract population. The sample contracts selected covered more than 20% of our existing revenue base and included contracts from all of our various contract types. A majority of the contracts we tested were not impacted by the new guidance. For contracts that were impacted, we identified two primary differences. First, the determination of performance obligations under this ASU will lead to a different unit of accounting then we are currently applying. Second, for contracts where we are recognizing revenue ratably over the contract term, we will reassess whether the contract, or performance obligation, meets the definition of a "stand ready to perform" obligation. Those contracts that do not meet the "stand ready to perform" definition will be transitioned to a percentage of completion model primarily based on cost incurred. The impact of these changes will produce a more consistent gross margin period-to-period as the obligations are satisfied.

We are currently developing a detailed implementation plan for 2017, which includes, among other things, an update to our policies, development of disclosures, updates to our controls and application of the guidance across our contract population. We are still assessing the quantitative impact to our consolidated financial statements as well as a transition method.

Other ASUs effective after December 31, 2016 are not expected to have a material effect on our consolidated financial statements.

3.	Acquisitions

Edaptive Systems LLC (Edaptive)—On December 15, 2016, we completed the acquisition of Edaptive. The results of Edaptive's operations have been included in our consolidated financial statements since that date. The acquisition was completed through a membership interest purchase agreement dated December 15, 2016, by and among Edaptive, Everest Holdco, Inc., and certain members of Edaptive and ManTech Advanced Systems International, Inc. Edaptive provides innovative IT solutions primarily to federal health agencies, with a significant focus on the Centers for Medicare & Medicaid Services (CMS). The acquisition strategically expands our reach within the federal health community. We funded the acquisition with cash on hand. The membership interest purchase agreement did not contain provisions for contingent consideration.

For the year ended December 31, 2016, we incurred approximately $0.3 million of acquisition costs related to the Edaptive transaction, which are included in the general and administrative expenses in our consolidated statement of income.

The preliminary purchase price of $13.2 million was preliminarily allocated to the underlying assets and liabilities based on their estimated fair value at the date of acquisition. The purchase price allocation for Edaptive is not complete as of December 31, 2016. The goodwill recorded related to this transaction will be deductible for tax purposes over 15 years. Recognition of goodwill is largely attributed to the value paid for Edaptive's capabilities to support Department of Health and Human Services customers and, specifically, in agile software development, testing and automation and business intelligence.

In preliminarily allocating the purchase price, we considered, among other factors, analysis of historical financial performance and estimates of future performance of Edaptive's contracts. The components of other intangible assets associated with the acquisition were customer relationships and backlog valued at $1.1 million and $0.3 million, respectively. Customer contracts and related relationships represent the underlying relationships and agreements with Edaptive's existing customers. Customer relationships are amortized using the pattern of benefits method over their estimated useful lives of approximately 10 years. Backlog is amortized straight-line over its estimated useful life of 1 year. The weighted-average amortization period for the intangible assets is 8 years.

The following table represents the preliminary purchase price allocation for Edaptive, as we are still in the process of reviewing the fair value of the assets acquired and liabilities assumed and determining the closing working capital adjustment (in thousands):

Cash and cash equivalents	$282
Receivables	10,813
Prepaid expenses and other	144
Goodwill	6,193
Other intangible assets	1,689
Property and equipment	502
Other assets	116
Accounts payable and accrued expenses	(4,267)
Accrued salaries and related expenses	(2,316)
Net assets acquired and liabilities assumed	$13,156

We have not disclosed current period, nor pro forma, revenues and earnings attributable to Edaptive as our integration of these operations post-acquisition and the entity's accounting methods pre-acquisition make it impracticable.

Oceans Edge, Inc, Cyber Division (OEC)—On June 10, 2016, we completed the acquisition of certain assets of OEC which constituted a business. The results of OEC's operations have been included in our consolidated financial statements since that date. The acquisition was completed through an asset purchase agreement dated June 10, 2016, by and among Oceans Edge, Inc., Oceans Edge Cyber, LLC, certain owners of Ocean's Edge, Inc. and ManTech Advanced Systems International, Inc. OEC provides technical and professional services under government contracts in the defense and intelligence industries, including turnkey system solutions in cyber offense and defense, mission operations support and operations assessment and analysis. The OEC team of computer network operations (CNO) professionals will enhance our advanced CNO tools and research and development offerings with new business across the DoD landscape, including United States Cyber Command. The acquisition strategically strengthens our capabilities to support our federal agency customers and, specifically, to engineer and develop new, advanced solutions for wireless devices, networks, and infrastructures. We funded the acquisition with cash on hand. The asset purchase agreement did not contain provisions for contingent consideration.

For the year ended December 31, 2016, we incurred approximately $1.2 million of acquisition costs related to the OEC transaction, which are included in the general and administrative expenses in our consolidated statement of income.

The purchase price of $47.7 million was allocated to the underlying assets and liabilities based on their estimated fair value at the date of acquisition. The goodwill recorded related to this transaction will be deductible for tax purposes over 15 years. Recognition of goodwill is largely attributed to the value paid for OEC's capabilities in adding additional vulnerability research, development and analysis capabilities to our existing cyber intelligence business.

In allocating the purchase price, we considered, among other factors, analysis of historical financial performance and estimates of future performance of OEC's contracts. The components of other intangible assets associated with the acquisition were technology, customer relationships and backlog valued at $3.0 million, $14.0 million and $1.0 million, respectively. Technology represents a suite of mobile analysis and exploitation offerings, which is used by customers in support of their missions. Technology is amortized straight-line over its estimated useful life of 5 years. Customer contracts and related relationships represent the underlying relationships and agreements with OEC's existing customers. Customer relationships are amortized using the pattern of benefits method over their estimated useful lives of approximately 20 years. Backlog is amortized straight-line over its estimated useful life of 1 year. The weighted-average amortization period for the intangible assets is 16 years.

The following table represents the purchase price allocation for OEC (in thousands):

Receivables	$138
Goodwill	30,090
Other intangible assets	18,000
Property and equipment	69
Accounts payable and accrued expenses	(29)
Accrued salaries and related expenses	(586)
Net assets acquired and liabilities assumed	$47,682

We have not disclosed current period, nor pro forma, revenues and earnings attributable to OEC as our integration of these operations post-acquisition and the entity's accounting methods pre-acquisition make it impracticable.

Knowledge Consulting Group, Inc. (KCG)—On June 15, 2015, we completed the acquisition of KCG. The results of KCG's operations have been included in our consolidated financial statements since that date. The acquisition was completed through an agreement and plan of merger dated June 15, 2015, by and among ManTech Advanced Systems International, Inc., Knight Acquisitions Corporation and KCG. KCG provides comprehensive cyber security services including cloud security, certification and accreditation and various cyber defense solutions across federal and commercial markets. The acquisition strategically positions us to pursue additional cyber work in the Department of Homeland Security, FBI and the intelligence community by leveraging our enhanced cloud security expertise. We funded the acquisition through a combination of cash on hand and borrowings under our revolving credit facility. The agreement did not contain provisions for contingent consideration.

For the year ended December 31, 2015, we incurred approximately $0.3 million of acquisition costs related to the KCG transaction, which are included in the general and administrative expenses in our consolidated statement of income.

The purchase price of $68.2 million was allocated to the underlying assets and liabilities based on their estimated fair value at the date of acquisition. The goodwill recorded related to this transaction will be deductible for tax purposes over 15 years. Recognition of goodwill is largely attributed to the value paid for KCG's capabilities in providing comprehensive cyber security services throughout the DoD and intelligence community.

In allocating the purchase price, we considered, among other factors, analysis of historical financial performance and estimates of future performance of KCG's contracts. The components of other intangible assets associated with the acquisition were customer relationships and backlog valued at $12.4 million and $0.8 million, respectively. Customer contracts and related relationships represent the underlying relationships and agreements with KCG's existing customers. Customer relationships are amortized using the pattern of benefits method over their estimated useful lives of approximately 15 years. Backlog is amortized straight-line over its estimated useful life of 1 year. The weighted-average amortization period for the intangible assets is 14 years.

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

Welkin Associates, Ltd. (Welkin)—On April 27, 2015, we completed the acquisition of Welkin, formerly a wholly-owned subsidiary of Computer Sciences Corporation (CSC). The results of Welkin's operations have been included in our consolidated financial statements since that date. The acquisition was completed through a stock purchase agreement dated April 27, 2015, by and among ManTech International Corporation, CSC and Welkin. Welkin delivers mission-centric services in high-end systems engineering and advanced national security technology and business services. The acquisition strategically positions us to pursue large engineering and support opportunities throughout the intelligence community and DoD. We funded the acquisition with cash on hand. The stock purchase agreement did not contain provisions for contingent consideration.

For the year ended December 31, 2015, we incurred approximately $0.7 million of acquisition costs related to the Welkin transaction, which are included in the general and administrative expenses in our consolidated statement of income.

The purchase price of $34.0 million was allocated to the underlying assets and liabilities based on their estimated fair value at the date of acquisition. The goodwill recorded related to this transaction will be deductible for tax purposes over 15 years. Recognition of goodwill is largely attributed to the value paid for Welkin's capabilities in providing high-end systems engineering and support services throughout the intelligence community and DoD.

In allocating the purchase price, we considered, among other factors, analysis of historical financial performance and estimates of future performance of Welkin's contracts. The components of other intangible assets associated with the acquisition were customer relationships and backlog valued at $6.0 million and $0.4 million, respectively. Customer contracts and related relationships represent the underlying relationships and agreements with Welkin's existing customers. Customer relationships are amortized using the pattern of benefits method over their estimated useful lives of approximately 15 years. Backlog is amortized straight-line over its estimated useful life of 1 year. The weighted-average amortization period for the intangible assets is 14 years.

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

7Delta Inc. (7Delta)—On May 23, 2014, we completed the acquisition of all equity interests in 7Delta. The results of 7Delta's operations have been included in our consolidated financial statements since that date. The acquisition was completed through a stock purchase agreement dated May 23, 2014, by and among ManTech International Corporation, 7Delta, SLS Holdings, Inc. and the stockholders of SLS Holdings, Inc. 7Delta performs critical services such as applications and software development, program management, systems integration, information assurance and security architecture primarily within the healthcare community at the Department of Veteran Affairs. We funded the acquisition through a combination of cash on hand and borrowings under our revolving credit facility. The stock purchase agreement did not contain provisions for contingent consideration.

For the year ended December 31, 2014, we incurred approximately $0.5 million of acquisition costs related to the 7Delta transaction, which are included in the general and administrative expenses in our consolidated statement of income.

The purchase price of $81.4 million was allocated to the underlying assets and liabilities based on their estimated fair value at the date of acquisition. The goodwill recorded related to this transaction will be deductible for tax purposes over 15 years. Recognition of goodwill is largely attributed to the value paid for 7Delta's capabilities in providing software development, program management, system integration, information assurance and security architecture to the Department of Veteran Affairs.

In allocating the purchase price, we considered, among other factors, analysis of historical financial performance and estimates of future performance of 7Delta's contracts. The components of other intangible assets associated with the acquisition were customer relationships and backlog valued at $4.8 million and $2.9 million, respectively. Customer contracts and related relationships represent the underlying relationships and agreements with 7Delta's existing customers. Customer relationships are amortized using the pattern of benefits method over their estimated useful lives of approximately 10 years. Backlog is amortized straight-line over its estimated useful life of 2 years. The weighted-average amortization period for the intangible assets is 7 years.

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

Allied Technology Group, Inc. (ATG)—On February 18, 2014, we completed the acquisition of all equity interests in ATG. The results of ATG's operations have been included in our consolidated financial statements since that date. The acquisition was completed through a stock purchase agreement dated February 18, 2014, by and among ManTech Advanced Systems International, Inc., ATG and the stockholders of ATG. ATG is an innovative engineering and information management solution company with strong customer relationships and strategic contracts with the Department of Homeland Security. ATG provides IT, engineering services, program management and training solutions to a variety of federal customers. The acquisition enabled us to deliver services through their unrestricted prime position on the Department of Homeland Security's primary acquisition vehicles: Technical, Acquisition and Business Support Services and Enterprise Acquisition Gateway for Leading Edge Solutions II. We funded the acquisition with cash on hand. The stock purchase agreement did not contain provisions for contingent consideration.

For the year ended December 31, 2014, we incurred approximately $0.4 million of acquisition costs related to the ATG transaction, which are included in the general and administrative expenses in our consolidated statement of income.

The purchase price of $45.0 million was allocated to the underlying assets and liabilities based on their estimated fair value at the date of acquisition. The goodwill recorded related to this transaction will be deductible for tax purposes over 15 years. Recognition of goodwill is largely attributed to the value paid for ATG's capabilities in providing technology service program management, systems engineering and IT services to the Department of Homeland Security.

In allocating the purchase price, we considered, among other factors, analysis of historical financial performance and estimates of future performance of ATG's contracts. The components of other intangible assets associated with the acquisition were customer relationships and backlog valued at $6.4 million and $0.6 million, respectively. Customer contracts and related relationships represent the underlying relationships and agreements with ATG's existing customers. Customer relationships are amortized using the pattern of benefits method over their estimated useful lives of approximately 20 years. Backlog is amortized straight-line over its estimated useful life of 1 year. The weighted-average amortization period for the intangible assets is 18 years.

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

In applying the two-class method, we determined that undistributed earnings should be allocated equally on a per share basis between Class A and Class B common stock. Under our Certificate of Incorporation, the holders of the common stock are entitled to participate ratably, on a share-for-share basis as if all shares of common stock were of a single class, in such dividends, as may be declared by the Board of Directors. During the years ended December 31, 2016, 2015 and 2014, we declared and paid quarterly dividends, each in the amount of $0.21 per share on both classes of common stock.

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

The net income available to common stockholders and weighted average number of common shares outstanding used to compute basic and diluted earnings per share for each class of common stock are as follows (in thousands, except per share amounts):

	Year Ended December 31,
	2016	2015	2014
Distributed earnings	$32,138	$31,543	$31,313
Undistributed earnings	24,253	19,584	15,981
Net income	$56,391	$51,127	$47,294

Class A common stock:
Basic net income available to common stockholders	$36,885	$33,145	$30,539
Basic weighted average common shares outstanding	24,944	24,317	24,047
Basic earnings per share	$1.48	$1.36	$1.27

Diluted net income available to common stockholders	$36,988	$33,197	$30,571
Effect of potential exercise of stock options	202	109	70
Diluted weighted average common shares outstanding	25,146	24,426	24,117
Diluted earnings per share	$1.47	$1.36	$1.27

Class B common stock:
Basic net income available to common stockholders	$19,506	$17,982	$16,755
Basic weighted average common shares outstanding	13,192	13,193	13,193
Basic earnings per share	$1.48	$1.36	$1.27

Diluted net income available to common stockholders	$19,403	$17,930	$16,723
Effect of potential exercise of stock options	—	—	—
Diluted weighted average common shares outstanding	13,192	13,193	13,193
Diluted earnings per share	$1.47	$1.36	$1.27

For the years ended December 31, 2016, 2015 and 2014, options to purchase 369,300, 1,780,222 and 2,686,196 shares, respectively, were outstanding but not included in the computation of diluted earnings per share because the options' effect would have been anti-dilutive. For the years ended December 31, 2016, 2015 and 2014, there were 1,045,789 shares, 284,320 shares, and 158,371 shares, respectively, issued from the exercise of stock options.

5.	Receivables

We deliver a broad array of IT and technical services solutions under contracts with the U.S. government, state and local governments and commercial customers. The components of contract receivables are as follows (in thousands):

	December 31,
	2016	2015
Billed receivables	$247,114	$233,735
Unbilled receivables:
Amounts billable	52,640	47,900
Revenues recorded in excess of funding	20,078	19,213
Retainage	8,353	11,878
Allowance for doubtful accounts	(7,508)	(8,473)
Receivables-net	$320,677	$304,253

Amounts billable consist principally of amounts to be billed within the next month. Revenues recorded in excess of funding are billable upon receipt of contractual amendments or other modifications. The retainage is billable upon completion of the contract performance and approval of final indirect expense rates by the government. Accounts receivable at December 31, 2016 are expected to be substantially collected within one year except for approximately $0.9 million, of which 93.3% is related to receivables from sales to the U.S. government. The remainder is related to receivables from contracts in which we acted as a subcontractor to other contractors.

We do not believe that we have significant exposure to credit risk as accounts receivable and the related unbilled amounts are primarily due from the U.S. government. The allowance for doubtful accounts represents our estimate for exposure to compliance, contractual issues and bad debts related to prime contractors.

6.	Property and Equipment

Major classes of property and equipment are summarized as follows (in thousands):

	December 31,
	2016	2015
Furniture and equipment	$51,806	$44,718
Leasehold improvements	36,439	35,733
Property and equipment-gross	88,245	80,451
Accumulated depreciation and amortization	(65,124)	(58,012)
Property and equipment-net	$23,121	$22,439

Depreciation and amortization expense related to property and equipment for the years ended December 31, 2016, 2015 and 2014 was $7.8 million, $8.5 million and $9.0 million, respectively.

7.	Goodwill and Other Intangible Assets

Under ASC 350, Intangibles - Goodwill and Other, goodwill is to be reviewed at least annually for impairment and whenever events or circumstances indicate that the carrying value of goodwill may not be fully recoverable. We have elected to perform this review as of October 31st of each calendar year.

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

The goodwill impairment test is a two-step process performed at the reporting unit level. The first step of the goodwill impairment test compares the fair value of a reporting unit with its carrying amount (including goodwill). If the reporting unit's fair value exceeds its carrying value, no further procedures are required. However, if the reporting unit's fair value is less than its carrying value, an impairment of goodwill may exist, requiring a second step to be performed. Step two of this test measures the amount of the impairment loss, if any. Step two of this test requires the allocation of the reporting unit's fair value to its assets and liabilities, including any unrecognized intangible assets in a hypothetical analysis that calculates the implied fair value of goodwill as if the reporting unit were being acquired in a business combination. If the implied fair value of goodwill is less than the carrying value, the difference is recorded as a goodwill impairment charge in operations.

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

The changes in the carrying amounts of goodwill during fiscal years 2016 and 2015 were as follows (in thousands):

Goodwill Balance
Goodwill at December 31, 2014	$851,640
Acquisitions	71,922
Divestiture	(3,971)
Goodwill at December 31, 2015	919,591
Acquisitions	36,283
Goodwill at December 31, 2016	$955,874

Other intangible assets consisted of the following (in thousands):

	December 31, 2016			December 31, 2015
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Other intangible assets:
Contract and program intangible assets	$301,082	$158,671	$142,411	$281,682	$140,163	$141,519
Capitalized software cost for internal use	39,332	26,815	12,517	36,170	23,522	12,648
Other	58	55	3	58	49	9
Total other intangible assets-net	$340,472	$185,541	$154,931	$317,910	$163,734	$154,176

Amortization expense relating to intangible assets for the years ended December 31, 2016, 2015 and 2014 was $21.8 million, $21.2 million and $20.4 million, respectively. We estimate that we will have the following amortization expense for the future periods indicated below (in thousands):

Year ending:
December 31, 2017	$22,105
December 31, 2018	$20,147
December 31, 2019	$17,596
December 31, 2020	$14,973
December 31, 2021	$11,606

8.	Debt

Revolving Credit Facility-We maintain a credit agreement with a syndicate of lenders led by Bank of America, N.A., as sole administrative agent. The credit agreement provides for a $500 million revolving credit facility, with a $50 million letter of credit sublimit and a $30 million swing line loan sublimit. The credit agreement also includes an accordion feature that permits us to arrange with the lenders for the provision of additional commitments. The maturity date is June 13, 2019. On May 17, 2016, we amended the credit agreement, which among other things increased the letter of credit sublimit to $50 million. We deferred $1.8 million in debt issuance costs, cumulatively over the agreement, which are amortized over the term of the credit agreement.

Borrowings under our credit agreement are collateralized by substantially all of our assets and our Material Subsidiaries (as defined in the credit agreement) and bear interest at one of the following variable rates as selected by us at the time of borrowing: a LIBOR based rate plus market spreads (1.25% to 2.25% based on our consolidated total leverage ratio) or Bank of America's base rate plus market spreads (0.25% to 1.25% based on our consolidated total leverage ratio). The aggregate annual weighted average interest rates were 3.75% and 1.88% for the years ended December 31, 2016 and 2015, respectively.

The terms of the credit agreement permit prepayment and termination of the loan commitments at any time, subject to certain conditions. The credit agreement requires us to comply with specified financial covenants, including the maintenance of certain leverage ratios and a certain consolidated coverage ratio. The credit agreement also contains various covenants, including affirmative covenants with respect to certain reporting requirements and maintaining certain business activities, and negative covenants that, among other things, may limit or impose restrictions on our ability to incur liens, incur additional indebtedness, make investments, make acquisitions and undertake certain other actions. As of, and during the fiscal years ending, December 31, 2016 and 2015, we were in compliance with our financial covenants under the credit agreement.

There was no outstanding balance on our revolving credit facility at both December 31, 2016 and 2015. The weighted average borrowings under the revolving portion of the facility during the years ended December 31, 2016 and 2015 were $0 and $11.1 million, respectively. The maximum available borrowing under the revolving credit facility at December 31, 2016 was $476.9 million. At December 31, 2016 and 2015, we were contingently liable under letters of credit totaling $23.1 million and $19.2 million, respectively, which reduces our availability to borrow under our revolving credit facility.

7.25% Senior Unsecured Notes-On April 15, 2014, we paid the redemption price plus accrued and unpaid interest on our 7.25% senior unsecured notes issued on April 13, 2010 for $200.0 million, which were registered under the Securities Act of 1933. The 7.25% senior unsecured notes were redeemed at a redemption price of 103.625% of the principal amount of the outstanding 7.25% senior unsecured notes, or $207.3 million. As a result of the redemption of our 7.25% senior unsecured notes, we recorded a loss on the extinguishment of debt for $10.1 million as part of non-operating income on our consolidated statement of income during the year ended December 31, 2014.

9.	Commitments and Contingencies

Contracts with the U.S. government including subcontracts, are subject to extensive legal and regulatory requirements and, from time-to-time, agencies of the U.S. government, in the ordinary course of business, investigate whether our operations are conducted in accordance with these requirements and the terms of the relevant contracts. U.S. government investigations of us, whether related to our U.S. government contracts or conducted for other reasons, could result in administrative, civil or criminal liabilities, including repayments, fines or penalties being imposed upon us, or could lead to suspension or debarment from future U.S. government contracting activities. Management believes it has adequately reserved for any losses that may be experienced from any investigation of which it is aware. The Defense Contract Audit Agency (DCAA) has substantially completed our incurred cost audits through 2012, with no material adjustments. The remaining audits for 2013 through 2016 are not expected to have a material effect on our financial position, results of operations or cash flow and management believes it has adequately reserved for any losses.

In the normal course of business, we are involved in certain governmental and legal proceedings, claims and disputes and have litigation pending under several suits. We believe that the ultimate resolution of these matters will not have a material effect on our financial position, results of operations or cash flows, except for the matter noted below.

We are a defendant in a lawsuit filed by two former employees alleging retaliation under both the False Claims Act (FCA) and the Defense Contractor Whistleblower Protection Act (DCWPA). In November 2016, we went to trial and the jury returned a verdict in favor of both plaintiffs, finding us liable to them for retaliation under both the FCA and the DCWPA, and awarded $0.8 million in compensatory damages. As a result, these plaintiffs are also entitled to awards of (i) back pay, (ii) front pay and (iii) attorney’s fees and costs. We have challenged the jury’s verdict at the trial court level - both in terms of liability and in terms of the amount of the compensatory damages awarded. Specifically, we have asked the trial court to take the following actions: (i) grant us judgment as a matter of law and dismiss the retaliation claims under both the FCA and the DCWPA, and (ii) vacate the jury’s awards of compensatory damages. The trial court has not issued a ruling on our motion. As of December 31, 2016, we have recorded a $4.2 million liability, based on the jury's award of compensatory damages, the stipulation for back pay damages calculation and an estimate of front pay damages and the plaintiffs' legal expenses. Because our estimated liability and a portion of our legal defense costs are covered under an insurance policy, we have recorded a corresponding receivable of $5.0 million. Legal defense costs that exceeded our coverage limits were expensed as incurred. Depending on the trial court's ruling and the outcome of any appeal, we estimate our liability range from a reduction to $0, or an increase to $11.1 million. Any increase in our liability would be reflected as a loss in our income statement in 2017.

We have $23.1 million outstanding on our letter of credit, of which $19.0 million is related to an outstanding performance bond in connection with a contract between ManTech MENA, LLC and Jadwalean International Operations and Management Company to fulfill technical support requirements for the Royal Saudi Air Force.

We lease office space and equipment under long-term operating leases. A number of the leases contain renewal options and escalation clauses. Office space and equipment rent expense totaled approximately $37.4 million, $37.2 million and $42.9 million for the years ended December 31, 2016, 2015 and 2014, respectively. We had $11.1 million of deferred rent liabilities resulting from recording rent expense on a straight-line basis over the life of the respective lease for both the years ended December 31, 2016 and 2015. At December 31, 2016, aggregate future minimum rental commitments under these leases are as follows (in thousands):

Total
Year ending:
December 31, 2017	$29,479
December 31, 2018	24,327
December 31, 2019	22,649
December 31, 2020	16,125
December 31, 2021	14,260
Thereafter	30,051
Total	$136,891

10.	Stockholders' Equity and Stock-Based Compensation

Common Stock-We have 150,000,000 shares of authorized Class A common stock, par value $0.01 per share. We have 50,000,000 shares of authorized Class B common stock, par value $0.01 per share. On December 31, 2016, there were 25,551,860 shares of Class A common stock outstanding, 244,113 shares of Class A common stock recorded as treasury stock and 13,190,745 shares of Class B common stock outstanding.

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

Preferred Stock-We are authorized to issue an aggregate of 20,000,000 shares of preferred stock, $0.01 par value per share, the terms and conditions of which are determined by our Board of Directors upon issuance. The rights, preferences and privileges of holders of our common stock are subject to, and may be adversely affected by, the rights of holders of any shares of preferred stock that we may designate and issue in the future. At December 31, 2016 and 2015, no shares of preferred stock were outstanding and the Board of Directors currently has no plans to issue a series of preferred stock.

Accounting for Stock-Based Compensation:

Our 2016 Management Incentive Plan (the Plan) was designed to attract, retain and motivate key employees. The types of awards available under the Plan include stock options, restricted stock and RSUs. Equity awards granted under the Plan are settled in shares of Class A common stock. At the beginning of each year, the Plan provides that the number of shares available for issuance automatically increases by an amount equal to 1.5% of the total number of shares of Class A and Class B common stock outstanding on December 31st of the previous year. On January 2, 2017, there were 581,139 additional shares made available for issuance under the Plan. Through December 31, 2016, the Board of Directors has authorized the issuance of up to 13,382,296 shares under this Plan. Through December 31, 2016, the remaining aggregate number of shares of our common stock available for future grants under the Plan was 5,896,244. The Plan expires in March 2026.

The Plan is administered by the compensation committee of our Board of Directors, along with its delegates. Subject to the express provisions of the Plan, the committee has the Board of Directors' authority to administer and interpret the Plan, including the discretion to determine the exercise price, vesting schedule, contractual life and the number of shares to be issued.

Stock Compensation Expense-For the years ended December 31, 2016, 2015 and 2014, we recorded $3.3 million, $4.4 million and $4.4 million of stock-based compensation expense, respectively. No compensation expense of employees with stock awards, including stock-based compensation expense, was capitalized during the periods. For the years ended December 31, 2016, 2015 and 2014, the total recognized tax deficiency from the exercise of stock options, vested cancellations and the vesting of restricted stock was $0.1 million, $3.0 million and $3.2 million, respectively.

Stock Options-Under the Plan, we have issued stock options. A stock option granted gives the holder the right, but not the obligation to purchase a certain number of shares at a predetermined price for a specific period of time. We typically issue options that vest over three years in equal installments beginning on the first anniversary of the date of grant. Under the terms of the Plan, the contractual life of the option grants may not exceed eight years. During the years ended December 31, 2016, 2015 and 2014, we issued options that expire five years from the date of grant.

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

The following weighted-average assumptions were used for option grants during the years ended December 31, 2016, 2015 and 2014:

•	Volatility-The expected volatility of the options granted was estimated based upon historical volatility of our share price through weekly observations of our trading history.

•
Expected life of options-The expected life of options granted to employees was determined from historical exercises of the grantee population. The options had graded vesting over three years in equal installments beginning on the first anniversary of the date of the grant and a contractual term of five years.

•
Risk-free interest rate-The yield on zero-coupon U.S. Treasury strips was used to extrapolate a forward-yield curve. This “term structure” of future interest rates was then input into a numeric model to provide the equivalent risk-free rate to be used in the Black-Scholes-Merton model based on the expected term of the underlying grants.

•
Dividend yield-The Black-Scholes-Merton valuation model requires an expected dividend yield as an input. We have calculated our expected dividend yield based on an expected annual cash dividend of $0.84 per share.

The following table summarizes weighted-average assumptions used in our calculations of fair value for the years ended December 31, 2016, 2015 and 2014:

	Year Ended December 31,
	2016	2015	2014
Volatility	23.70%	26.16%	28.96%
Expected life of options	3 years	3 years	3 years
Risk-free interest rate	1.10%	1.15%	0.96%
Dividend yield	2.88%	3.00%	3.00%

Stock Option Activity-The weighted-average fair value of options granted during the years ended December 31, 2016, 2015 and 2014, as determined under the Black-Scholes-Merton valuation model, was $4.60, $4.59 and $4.76, respectively. Option grants that vested during the years ended December 31, 2016, 2015 and 2014 had a combined fair value of $2.6 million, $3.6 million and $4.4 million, respectively.

The following table summarizes stock option activity for the years ended December 31, 2016, 2015 and 2014:

	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value (in thousands)
Stock options at December 31, 2013	3,400,120	$35.51	$4,488
Granted	946,576	$29.12
Exercised	(158,371)	$24.78	$754
Cancelled and expired	(797,293)	$41.75
Stock options at December 31, 2014	3,391,032	$32.76	$4,722
Granted	237,853	$30.87
Exercised	(284,320)	$27.51	$1,348
Cancelled and expired	(849,255)	$39.56
Stock options at December 31, 2015	2,495,310	$30.86	$3,583
Granted	199,938	$34.22
Exercised	(1,045,789)	$29.24	$8,858
Cancelled and expired	(489,040)	$37.91
Stock options at December 31, 2016	1,160,419	$29.93	$14,299

The following table summarizes non-vested stock options for the year ended December 31, 2016:

	Number of Shares	Weighted Average Fair Value
Non-vested stock options at December 31, 2015	991,290	$4.74
Granted	199,938	$4.60
Vested	(551,177)	$4.78
Cancelled	(77,124)	$4.66
Non-vested stock options at December 31, 2016	562,927	$4.66

The following table includes information concerning stock options exercisable and stock options expected to vest at December 31, 2016:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value (in thousands)
Stock options vested and expected to vest	1,084,505	$29.76	3 years	$13,548
Stock options exercisable	597,492	$28.68	2 years	$8,109

Unrecognized compensation expense related to outstanding stock options expected to vest was $1.5 million as of December 31, 2016, which is expected to be recognized over a weighted-average period of 2 years and will be adjusted for any future changes in estimated forfeitures.

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

Restricted Stock Activity-The following table summarizes the restricted stock activity during the years ended December 31, 2016 and 2015:

	Number of Shares	Weighted Average Fair Value
Non-vested restricted stock at December 31, 2014	21,000	$30.61
Granted	21,000	$28.98
Vested	(21,000)	$30.61
Non-vested restricted stock at December 31, 2015	21,000	$28.98
Granted	18,000	$33.84
Vested	(21,000)	$28.98
Non-vested restricted stock at December 31, 2016	18,000	$33.84

RSUs-Under the Plan, we issued RSUs. RSUs are not actual shares, but rather a right to receive shares in the future. The shares are not issued and the employee cannot sell or transfer shares prior to vesting and has no voting rights until the RSUs vest. Employees who are granted RSUs do not receive dividend payments during the vesting period. The employees' RSUs will result in the delivery of shares if (a) performance criteria is met and (b) the employee remains employed, in good standing, through the date of the performance period. The performance period is 2 years. In addition, the Company granted 26,788 time-based RSUs to an officer which do not contain performance criteria (half will vest 4 years after the date of grant and the other half will vest 5 years after the date of grant). The grant date fair value of the RSUs is equal to the closing market price of our common stock on the grant date less the present value of dividends expected to be awarded during the service period. We recognize the grant date fair value of RSUs of shares we expect to issue as compensation expense ratably over the requisite service period.

RSU Activity-The following table summarizes the RSU activity during the years ended December 31, 2016 and 2015:

	Number of Units	Weighted Average Fair Value
RSUs at December 31, 2014	—	$—
Granted	105,900	$30.85
Forfeited	(12,450)	$30.92
RSUs at December 31, 2015	93,450	$30.84
Granted	132,988	$29.50
Forfeited	(20,100)	$29.56
RSUs at December 31, 2016	206,338	$30.10

11.	Retirement Plans

As of December 31, 2016, we maintained a qualified defined contribution plan. Our qualified defined contribution plan covers substantially all employees and complies with Section 401 of the Internal Revenue Code. Under this plan, we stipulated a basic matching contribution that matches a portion of the participants' contribution based upon a defined schedule. Additionally, this plan contains a discretionary contribution component where we may contribute additional amounts based on a percentage of eligible employees' compensation. Contributions are invested by an independent investment company. The choice of investment alternatives is at the election of each participating employee. Our contributions to the plan were approximately $19.8 million, $18.5 million and $18.6 million for the years ended December 31, 2016, 2015 and 2014, respectively.

As of December 31, 2016, we also maintained an ESSP, a non-qualified deferred compensation plan, for certain key employees. Under this plan, eligible employees may defer up to 75% of qualified annual base compensation and 100% of bonus. In the ESSP, participant deferral accounts are credited with a rate of return based on investment elections as selected by the participant. The assets related to the ESSP are held in a rabbi trust owned by us for benefit of the participating employees. The trust investments are in the form of variable universal life insurance products, which are owned by us. These investments seek to replicate the return of the participant investment elections. Employee contributions to this plan were approximately $2.6 million, $2.8 million and $3.0 million for the years ended December 31, 2016, 2015 and 2014, respectively.

We maintained a nonqualified supplemental defined benefit pension plan for certain retired employees of an acquired company as of December 31, 2016. These plans were informally and partially funded beginning in 1999 through a rabbi trust. Assets held in a rabbi trust are not eligible to be included in the calculation of plan status. At both December 31, 2016 and 2015, 100% of the rabbi trust assets were invested in a money market account with a commercial bank. All covered employees retired prior to 1998. Our benefit obligation was $1.1 million at both December 31, 2016 and 2015.

12.	Income Taxes

The domestic and foreign components of income operations before income taxes and equity method investments were as follows (in thousands):

	Year Ended December 31,
	2016	2015	2014
Domestic	$89,988	$85,665	$79,238
Foreign	82	(311)	(137)
Income from operations before income taxes and equity method investments	$90,070	$85,354	$79,101

The provision for income taxes was comprised of the following components (in thousands):

	Year Ended December 31,
	2016	2015	2014
Current provision:
Federal	$13,454	$2,714	$10,375
State	2,394	1,247	2,499
Foreign	(45)	77	160
	15,803	4,038	13,034
Deferred provision:
Federal	17,170	27,817	17,739
State	2,831	5,825	4,477
	20,001	33,642	22,216
Non-current benefit resulting from allocating tax benefits directly to additional paid in capital and changes in liabilities:
Federal	(1,573)	(2,568)	(2,755)
State	(445)	(746)	(970)
	(2,018)	(3,314)	(3,725)
Provision for income taxes	$33,786	$34,366	$31,525

For the years ended December 31, 2016, 2015 and 2014, the non-current benefit for income taxes includes $1.8 million, $3.0 million and $3.3 million, respectively, arising from the cancellation of vested stock options allocated to equity and valuation differences between grant date and vesting dates on restricted stock allocated to equity and $0.2 million, $0.3 million and $0.4 million, respectively, related to liabilities for uncertain tax positions.

The schedule of effective income tax rate reconciliation is as follows:

	Year Ended December 31,
	2016	2015	2014
Statutory U.S. Federal tax rate	35.0%	35.0%	35.0%
Increase (decrease) in tax rate resulting from:
State taxes—net of Federal benefit	3.4%	4.8%	5.0%
Excess executive compensation	0.7%	0.5%	1.3%
ESSP	(0.7)%	0.2%	(0.7)%
Section 199 deductions	(0.4)%	(0.4)%	(0.6)%
Other, net	(0.5)%	0.1%	—%
Effective tax rate	37.5%	40.2%	40.0%

We paid income taxes, net of refunds, of $18.1 million, $6.4 million and $14.3 million for the years ended December 31, 2016, 2015 and 2014, respectively.

Deferred income taxes arise from temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements. A summary of the tax effect of the significant components of deferred income taxes is as follows (in thousands):

	December 31,
	2016	2015
Gross deferred tax liabilities:
Goodwill and other assets	$131,367	$111,156
Unbilled receivables	18,608	19,154
Property and equipment	2,657	4,554
Total	152,632	134,864

Gross deferred tax assets:
Retirement and other liabilities	(27,258)	(29,000)
Allowance for potential contract losses and other contract reserves	(3,005)	(3,429)
Federal and state operating loss carryforwards	(560)	(400)
Less: Valuation allowance	272	—
Total	(30,551)	(32,829)
Net deferred tax liabilities	$122,081	$102,035

The tax benefits associated with nonqualified stock options and disqualifying dispositions of incentive stock options reduced the current taxes payable by $1.7 million for the year ended December 31, 2016. These benefits were recorded as an increase to additional paid-in capital.

At December 31, 2016, we had state and foreign net operating losses of approximately $6.7 million and $1.3 million, respectively. The state net operating losses expire beginning 2018 through 2034. We recorded a valuation allowance against the foreign net operating losses as we do not believe the loss will be fully utilized in the future.

A reconciliation of the beginning and ending balances of the total amounts of gross unrecognized tax benefits is as follows (in thousands):

	December 31,
	2016	2015	2014
Gross unrecognized tax benefits at beginning of year	$519	$785	$1,207
Lapse in statute of limitations	(285)	(266)	(575)
Increases in tax positions for current year	59	—	86
Increases in tax positions for prior years	—	—	80
Decreases in tax positions for prior years	—	—	(13)
Gross unrecognized tax benefits at end of year	$293	$519	$785

The total liability for gross unrecognized tax benefits as of December 31, 2016, 2015 and 2014 includes $0.2 million, $0.4 million and $0.6 million, respectively, of unrecognized net tax benefits which, if ultimately recognized, would reduce our annual effective tax rate in a future period.

We are subject to income taxes in the U.S., various state and foreign jurisdictions. Tax statutes and regulations within each jurisdiction are subject to interpretation and require significant judgment to apply. We are no longer subject to U.S. federal or non-U.S. income tax examinations by tax authorities for the years before 2013. We are no longer subject to U.S. state tax examinations by tax authorities for years before 2012. We believe it is reasonably possible that $0.1 million of gross unrecognized tax benefits will be settled within the next year due to expirations of statute of limitations.

13.	Business Segment and Geographic Area Information

We have one reportable segment. We deliver a broad array of IT and technical services solutions under contracts with the U.S. government. Our U.S. government customers typically exercise independent contracting authority, and even offices or divisions within an agency or department may directly, or through a prime contractor, use our services as a separate customer so long as that customer has independent decision-making and contracting authority within its organization. Revenues from the U.S. government under prime contracts and subcontracts were approximately 97.5%, 98.9% and 98.9% of our total revenues for the years ended December 31, 2016, 2015 and 2014, respectively. We treat sales to U.S. government customers as sales within the U.S. regardless of where the services are performed. U.S. revenues were approximately 98.4%, 99.9% and 99.7% of our total revenues for the years ended December 31, 2016, 2015 and 2014, respectively. International revenues were approximately 1.6%, 0.1% and 0.3% of our total revenues for the years ended December 31, 2016, 2015 and 2014, respectively. Furthermore, substantially all assets from continuing operations were held in the U.S. for the years ended December 31, 2016, 2015 and 2014.

14.	Divestiture of ManTech Cyber Solutions International (MCSI) and Investment in CounterTack Inc. (CounterTack)

On July 13, 2015, we divested MCSI, which was engaged in the business of providing commercial cyber products. We received consideration of preferred stock in CounterTack that has a fair value of $6.7 million. The fair value is based on the quoted price for the identical item held by another party (Level 2). We recorded a gain on the sale of $1.7 million, which is included in the other income (expense), net line item on the consolidated statement of income for the year ended December 31, 2015. We divested assets of $5.5 million and liabilities of $1.7 million. We recorded transaction costs associated with the divestiture of $1.2 million. The divestiture did not qualify to be presented as discontinued operations as it did not represent a strategic shift that would have a major effect on our operations and financial results. On July 13, 2015, we purchased additional preferred stock in CounterTack for $3.8 million. We account for our investment in CounterTack preferred stock under the cost method of accounting for investments.

15.	Quarterly Financial Information (Unaudited)

The quarterly financial data reflects, in our opinion, all normal and recurring adjustments to present fairly the results of operations for such periods. Results of any one or more quarters are not necessarily indicative of annual results or continuing trends. The following tables set forth selected unaudited quarterly financial data:

	2016
	March 31,	June 30,	September 30,	December 31,
	(in thousands, except per share data)
Revenues	$390,662	$401,354	$415,402	$394,178
Operating income	$21,945	$24,214	$23,500	$21,304
Income from operations before income taxes and equity method investments	$21,708	$23,972	$23,365	$21,025
Net income	$13,216	$14,782	$14,664	$13,729

Class A common stock:
Basic weighted average common shares outstanding	24,476	24,707	25,164	25,423
Basic earnings per share	$0.35	$0.39	$0.38	$0.36
Diluted weighted average common shares outstanding	24,567	24,916	25,429	25,667
Diluted earnings per share	$0.35	$0.39	$0.38	$0.35
Class B common stock:
Basic weighted average common shares outstanding	13,192	13,192	13,192	13,191
Basic earnings per share	$0.35	$0.39	$0.38	$0.36
Diluted weighted average common shares outstanding	13,192	13,192	13,192	13,191
Diluted earnings per share	$0.35	$0.39	$0.38	$0.35

	2015
	March 31,	June 30,	September 30,	December 31,
	(in thousands, except per share data)
Revenues	$370,330	$384,378	$393,008	$402,401
Operating income	$19,846	$21,112	$21,120	$22,808
Income from operations before income taxes and equity method investments	$19,497	$20,879	$22,353	$22,625
Net income	$11,758	$12,450	$13,028	$13,891

Class A common stock:
Basic weighted average common shares outstanding	24,206	24,325	24,341	24,393
Basic earnings per share	$0.31	$0.33	$0.35	$0.37
Diluted weighted average common shares outstanding	24,359	24,426	24,406	24,513
Diluted earnings per share	$0.31	$0.33	$0.35	$0.37
Class B common stock:
Basic weighted average common shares outstanding	13,193	13,193	13,193	13,193
Basic earnings per share	$0.31	$0.33	$0.35	$0.37
Diluted weighted average common shares outstanding	13,193	13,193	13,193	13,193
Diluted earnings per share	$0.31	$0.33	$0.35	$0.37

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

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

Limitations on the Effectiveness of Controls-Management, including our principal executive officer and our principal financial officer, does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no assessment of controls can provide absolute assurance that all control issues and instances of fraud, if any, within us have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management's override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

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

Assessment of Effectiveness of Disclosure Controls and Procedures-Based upon the assessments, our principal executive officer and our principal financial officer have concluded that, as of December 31, 2016, our disclosure controls and procedures were effective at the reasonable assurance level described above.

Management's Report on Internal Control over Financial Reporting-Management is responsible for establishing and maintaining adequate control over financial reporting. Management used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission in the Internal Control-Integrated Framework (2013) to assess the effectiveness of our internal control over financial reporting. Based upon the assessments, our management has concluded that, as of December 31, 2016, our internal control over financial reporting was effective. Our independent registered public accounting firm issued an attestation report concerning our internal control over financial reporting, which appears further in this Annual Report.

Changes in Internal Control over Financial Reporting-During the three months ended December 31, 2016, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control for financial reporting.

Item 9B.	Other Information

None.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors of
ManTech International Corporation
Fairfax, Virginia
We have audited the internal control over financial reporting of ManTech International Corporation and subsidiaries (the "Company") as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.  The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting.  Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2016 of the Company and our report dated February 22, 2017 expressed an unqualified opinion on those financial statements and financial statement schedule.
/s/ DELOITTE & TOUCHE LLP

McLean, Virginia
February 22, 2017

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information concerning our directors and executive officers required by Item 401 of Regulation S-K is included under the captions “Election of Directors” and “Executive Officers,” respectively, in our definitive Proxy Statement to be filed with the Securities and Exchange Commission (SEC) in connection with our 2017 Annual Meeting of Stockholders (the “2017 Proxy Statement”), and that information is incorporated by reference in this Annual Report on Form 10-K.

The information required by Item 405 of Regulation S-K concerning compliance with Section 16(a) of the Exchange Act is included under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in our 2017 Proxy Statement, and that information is incorporated by reference in this Annual Report on Form 10-K.

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

The information required by Item 407(d)(4) of Regulation S-K concerning the Audit Committee is included under the caption “Committees of the Board of Directors - Audit Committee” in our 2017 Proxy Statement and that information is incorporated by reference in this Annual Report on Form 10-K.

The information required by Item 407(d)(5) of Regulation S-K concerning the designation of an audit committee financial expert is included under the caption “Committees of the Board of Directors - Audit Committee” in our 2017 Proxy Statement and that information is incorporated by reference in this Annual Report on Form 10-K.

Item 11.	Executive Compensation

The information required by this Item is included under the captions “Non-Employee Director Compensation Table,” “Certain Relationships and Related Person Transactions - Compensation Committee Interlocks and Insider Participation,” “Compensation Committee Report” and “Compensation Discussion and Analysis” and the related text and tables in our 2017 Proxy Statement and that information is incorporated by reference in this Annual Report on Form 10-K.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 403 of Regulation S-K is included under the caption “Beneficial Ownership of Our Stock” in our 2017 Proxy Statement, and that information is incorporated by reference in this Annual Report on Form 10-K.

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides information as of December 31, 2016 with respect to compensation plans (including individual compensation arrangements) under which our equity securities are authorized for issuance.

Equity Compensation Plan Information
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	1,160,419	$29.93	5,896,244
Equity compensation plans not approved by security holders	—	—	—
Total	1,160,419	$29.93	5,896,244

The plan contains a formula that automatically increases the number of securities available for issuance. The plan provides that the number of shares available for issuance under the plan automatically increases on the first trading day of January each calendar year during the term of the plan by an amount equal to 1.5% of the total number of shares outstanding (including all outstanding classes of common stock) on the last trading day in December of the immediately preceding calendar year, but provides that in no event should any such annual increase exceed 1,500,000 shares. On January 2, 2017, there were 581,139 shares added to the plan under this provision.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is included under the captions “Certain Relationships and Related Person Transactions” and “Corporate Governance - Director Independence” in our 2017 Proxy Statement and that information is incorporated by reference in this Annual Report on Form 10-K.

Item 14.	Principal Accounting Fees and Services

The information required by this Item is included under the caption “Ratification of Appointment of Independent Auditors” in our 2017 Proxy Statement and that information is incorporated by reference in this Annual Report on Form 10-K.

PART IV

Item 15.	Exhibits, Financial Statement Schedule

(a) The following documents are filed as a part of this Annual Report on Form 10-K:

(1)All financial statements:

(2)Financial statement schedule:

SCHEDULE NO.	DESCRIPTION	PAGE
Schedule II	Valuation and Qualifying Accounts for the years ended December 31, 2016, 2015 and 2014	73

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

10.2
Amendment No. 1 to Amended and Restated Credit Agreement dated May 17, 2016, by and among the registrant and a syndicate of lenders, including Bank of America, N.A., acting as administrative agent for the lenders (incorporated herein by reference from the registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2016, as filed with the SEC on July 29, 2016.)

10.3*
Retention Agreement, effective as of January 1, 2002, between George J. Pedersen and the registrant (incorporated herein by reference from registrant's Registration Statement on Form S-1 (File No. 333-73946), as filed with the SEC on November 23, 2001, as amended).

10.4*
ManTech International Corporation 2016 Executive Compensation Plan, adopted on March 8, 2016 in which our executive officers participate (incorporated herein by reference from registrant's Current Report on Form 8-K, as filed with the SEC on March 11, 2016).

10.5*
Management Incentive Plan of ManTech International Corporation - 2016 Restatement (incorporated herein by reference from registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2016, as filed with the SEC on July 29, 2016).

10.6*
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

10.10*
Form of Performance-Based Restricted Stock Unit Agreement granted under the Management Incentive Plan (incorporated herein by reference from registrant's Current Report on Form 8-K, as filed with the SEC on March 17, 2015).

10.11*
Form of Executive Continuity and Stay Incentive Agreement, by and between each of our executive officers and the registrant, (incorporated herein by reference from registrant's Annual Report on Form 10-K for the year ended December 31, 2015, as filed with the SEC on February 19, 2016.)

10.12*‡	Restricted Stock Unit Award Agreement, dated as of November 7, 2016, granted under the Management Incentive Plan, between the Company and Kevin Phillips.
21.1‡	Subsidiaries of the Registrant.
23.1‡	Independent Registered Public Accounting Firm Consent.
24.1	Power of Attorney (included on signature page).
31.1‡	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.
31.2‡	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.
32‡	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended.
101
The following materials from ManTech International Corporation's Annual Report on Form 10-K for the year ended December 31, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at December 31, 2016 and 2015; (ii) Consolidated Statement of Income for the Years Ended December 31, 2016, 2015 and 2014; (iii) Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2016, 2015 and 2014; (iv) Consolidated Statements of Changes in Stockholders' Equity for the Years Ended December 31, 2016, 2015 and 2014; (v) Consolidated Statements of Cash Flows for the Years Ended December 31, 2016, 2015 and 2014; and (vi) Notes to Consolidated Financial Statements.

* Management contract or compensatory plan or arrangement required to be filed as an Exhibit to this report pursuant to Item 15(a)(3).
‡ Filed herewith

Item 16.	Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MANTECH INTERNATIONAL CORPORATION

By:	/s/ GEORGE J. PEDERSEN
Name:	George J. Pedersen
Title:	Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer)
Date:	February 22, 2017

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated. Each person whose signature appears below hereby constitutes and appoints each of George J. Pedersen, Kevin M. Phillips or Michael Putnam as his/her attorney-in-fact and agent, with full power of substitution and resubstitution for him/her in any and all capacities, to sign any or all amendments to this Report and to file same, with exhibits thereto and other documents in connection therewith, granting unto such attorney-in-fact and agent full power and authority to do and perform each and every act and thing requisite and necessary in connection with such matters and hereby ratifying and confirming all that such attorney-in-fact and agent or his/her substitutes may do or cause to be done by virtue hereof.

Name and Signature	Title	Date

/s/ GEORGE J. PEDERSEN	Chairman of the Board of Directors	February 22, 2017
George J. Pedersen	and Chief Executive Officer (Principal Executive Officer)

/s/ JUDITH L. BJORNAAS	Chief Financial Officer	February 22, 2017
Judith L. Bjornaas	(Principal Financial Officer and Principal Accounting Officer)

/s/ RICHARD L. ARMITAGE	Director	February 22, 2017
Richard L. Armitage

/s/ MARY K. BUSH	Director	February 22, 2017
Mary K. Bush

/s/ BARRY G. CAMPBELL	Director	February 22, 2017
Barry G. Campbell

/s/ WALTER R. FATZINGER, JR.	Director	February 22, 2017
Walter R. Fatzinger, Jr.

/s/ RICHARD J. KERR	Director	February 22, 2017
Richard J. Kerr

/s/ KENNETH A. MINIHAN	Director	February 22, 2017
Kenneth A. Minihan

SCHEDULE II

Valuation and Qualifying Accounts

Activities in our allowance accounts for the years ended December 31, 2016, 2015 and 2014 were as follows (in thousands):

Doubtful Accounts
	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions	Other*	Balance at End of Period
2014	$10,036	—	(165)	(41)	$9,830
2015	$9,830	—	(552)	(805)	$8,473
2016	$8,473	—	(215)	(750)	$7,508

*	Other represents doubtful account reserves released or recorded as part of net revenues for estimated customer disallowances.

Deferred Tax Asset Valuation
	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions	Other	Balance at End of Period
2014	$191	—	(127)	—	$64
2015	$64	—	—	(64)	$—
2016	$—	272	—	—	$272