Form 10-Q
period 2017-03-31
MANTECH INTERNATIONAL CORP
filed 2017-05-03
CIK 892537

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
__________________________________________
FORM 10-Q
__________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☒  Yes    ☐  No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

As of May 1, 2017 there were 25,606,084 shares outstanding of our Class A common stock and 13,190,745 shares outstanding of our Class B common stock.

MANTECH INTERNATIONAL CORPORATION
FORM 10-Q
FOR THE QUARTER ENDED March 31, 2017

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

MANTECH INTERNATIONAL CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands Except Share and Per Share Amounts)

	(unaudited)
	March 31, 2017	December 31, 2016
ASSETS
Cash and cash equivalents	$91,627	$64,936
Receivables—net	315,595	320,677
Prepaid expenses and other	30,129	34,423
Contractual inventory	85	1,277
Total Current Assets	437,436	421,313
Goodwill	955,874	955,874
Other intangible assets—net	150,222	154,931
Employee supplemental savings plan assets	30,670	29,383
Property and equipment—net	23,510	23,121
Investments	11,666	11,691
Other assets	2,001	2,151
TOTAL ASSETS	$1,611,379	$1,598,464
LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Accounts payable and accrued expenses	$106,389	$108,888
Accrued salaries and related expenses	74,422	70,768
Billings in excess of revenue earned	11,425	11,998
Total Current Liabilities	192,236	191,654
Deferred income taxes—non-current	125,734	122,081
Accrued retirement	29,926	30,581
Other long-term liabilities	12,221	12,481
TOTAL LIABILITIES	360,117	356,797
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY
Common stock, Class A—$0.01 par value; 150,000,000 shares authorized; 25,847,697 and 25,795,973 shares issued at March 31, 2017 and December 31, 2016; 25,603,584 and 25,551,860 shares outstanding at March 31, 2017 and December 31, 2016	258	258
Common stock, Class B—$0.01 par value; 50,000,000 shares authorized; 13,190,745 and 13,190,745 shares issued and outstanding at March 31, 2017 and December 31, 2016	132	132
Additional paid-in capital	474,782	471,906
Treasury stock, 244,113 and 244,113 shares at cost at March 31, 2017 and December 31, 2016	(9,158)	(9,158)
Retained earnings	785,483	778,710
Accumulated other comprehensive loss	(235)	(181)
TOTAL STOCKHOLDERS’ EQUITY	1,251,262	1,241,667
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,611,379	$1,598,464

See notes to condensed consolidated financial statements.

MANTECH INTERNATIONAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In Thousands Except Per Share Amounts)

	(unaudited) Three months ended March 31,
	2017	2016
REVENUES	$418,374	$390,662
Cost of services	357,047	333,514
General and administrative expenses	36,937	35,203
OPERATING INCOME	24,390	21,945
Interest expense	(294)	(289)
Interest income	24	44
Other income (expense), net	39	8
INCOME FROM OPERATIONS BEFORE INCOME TAXES AND EQUITY METHOD INVESTMENTS	24,159	21,708
Provision for income taxes	(9,100)	(8,560)
Equity in gains (losses) of unconsolidated subsidiaries	(31)	68
NET INCOME	$15,028	$13,216
BASIC EARNINGS PER SHARE:
Class A common stock	$0.39	$0.35
Class B common stock	$0.39	$0.35
DILUTED EARNINGS PER SHARE:
Class A common stock	$0.39	$0.35
Class B common stock	$0.39	$0.35

See notes to condensed consolidated financial statements.

MANTECH INTERNATIONAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In Thousands)

	(unaudited) Three months ended March 31,
	2017	2016
NET INCOME	$15,028	$13,216
OTHER COMPREHENSIVE LOSS:
Translation adjustments, net of tax	(54)	—
COMPREHENSIVE INCOME	$14,974	$13,216

See notes to condensed consolidated financial statements.

MANTECH INTERNATIONAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)

	(unaudited) Three months ended March 31,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$15,028	$13,216
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,674	7,622
Deferred income taxes	3,653	3,595
Stock-based compensation	1,067	1,091
Equity in (gains) losses of unconsolidated subsidiaries	31	(68)
Excess tax benefits from exercise of stock options	—	(1)
Change in assets and liabilities—net of effects from acquired businesses:
Receivables—net	5,645	(7,307)
Prepaid expenses and other	4,411	2,690
Contractual inventory	1,192	—
Employee supplemental savings plan asset	(1,287)	(82)
Accounts payable and accrued expenses	(2,644)	(1,084)
Accrued salaries and related expenses	3,646	14,596
Billings in excess of revenue earned	(899)	(2,899)
Accrued retirement	(655)	(2,597)
Other	(333)	324
Net cash flow from operating activities	36,529	29,096

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(2,578)	(2,278)
Investment in capitalized software for internal use	(817)	(399)
Payments to acquire investments	—	(201)
Net cash flow from investing activities	(3,395)	(2,878)

CASH FLOWS FROM FINANCING ACTIVITIES:
Dividends paid	(8,137)	(7,910)
Proceeds from exercise of stock options	1,694	781
Excess tax benefits from exercise of stock options	—	1
Net cash flow from financing activities	(6,443)	(7,128)
NET CHANGE IN CASH AND CASH EQUIVALENTS	26,691	19,090
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	64,936	41,314
CASH AND CASH EQUIVALENTS, END OF PERIOD	$91,627	$60,404

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for income taxes, net	$(4,483)	$(60)
Cash paid for interest	$244	$241
Noncash investing and financing activities:
Capital expenditures incurred but not yet paid	$371	$—
See notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2017
UNAUDITED

1.	Description of the Business

ManTech provides innovative technologies and solutions for mission-critical national security programs for the intelligence community; the departments of Defense, State, Homeland Security, Health and Human Services, Veteran Affairs and Justice, including the Federal Bureau of Investigations (FBI); the health and space community; and other U.S. government customers. Our expertise includes cybersecurity; software and systems development; enterprise information technology; multi-disciplined intelligence; command, control, communications, computers, intelligence, surveillance and reconnaissance (C4ISR); program protection and mission assurance; systems engineering; supply chain management and logistics; test and evaluation (T&E); training; and management consulting. Additional information on ManTech can be found at www.mantech.com.

2.	Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and note disclosures normally included in the annual financial statements, prepared in accordance with accounting principles generally accepted in the U.S., have been condensed or omitted pursuant to those rules and regulations. The preparation of these condensed consolidated financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. We recommend that you read these condensed consolidated financial statements in conjunction with the audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016, previously filed with the SEC. We believe that the condensed consolidated financial statements in this Form 10-Q reflect all adjustments that are necessary to fairly present the financial position, results of operations and cash flows for the interim periods presented. The results of operations for such interim periods are not necessarily indicative of the results that can be expected for the full year.

3.	Acquisitions

Edaptive Systems LLC (Edaptive)—On December 15, 2016, we completed the acquisition of Edaptive. The results of Edaptive's operations have been included in our condensed consolidated financial statements since that date. The acquisition was completed through a membership interest purchase agreement dated December 15, 2016, by and among Edaptive, Everest Holdco, Inc., and certain members of Edaptive and ManTech Advanced Systems International, Inc. Edaptive provides innovative IT solutions primarily to federal health agencies, with a significant focus on the Centers for Medicare & Medicaid Services. The acquisition strategically expands our reach within the federal health community. We funded the acquisition with cash on hand. The membership interest purchase agreement did not contain provisions for contingent consideration.

The preliminary purchase price of $13.3 million was preliminarily allocated to the underlying assets and liabilities based on their estimated fair value at the date of acquisition. The purchase price allocation for Edaptive is not complete as of March 31, 2017. The goodwill recorded related to this transaction will be deductible for tax purposes over 15 years. Recognition of goodwill is largely attributed to the value paid for Edaptive's capabilities to support Department of Health and Human Services customers and, specifically, in agile software development, testing and automation and business intelligence.

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

The following table represents the preliminary purchase price allocation for Edaptive, as we are still in the process of reviewing the fair value of the assets acquired and liabilities assumed and determining the closing working capital adjustment (in thousands):

Cash and cash equivalents	$1,955
Receivables	11,513
Prepaid expenses and other	261
Goodwill	6,193
Other intangible assets	1,689
Property and equipment	502
Other assets	116
Accounts payable and accrued expenses	(6,286)
Accrued salaries and related expenses	(2,324)
Billings in excess of revenue earned	(326)
Net assets acquired and liabilities assumed	$13,293

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

In applying the two-class method, we determined that undistributed earnings should be allocated equally on a per share basis between Class A and Class B common stock. Under our Certificate of Incorporation, the holders of the common stock are entitled to participate ratably, on a share-for-share basis as if all shares of common stock were of a single class, in such dividends as may be declared by the Board of Directors. During each of the three months ended March 31, 2017 and 2016, we declared and paid quarterly dividends in the amount of $0.21 per share on both classes of common stock.

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

The net income available to common stockholders and weighted average number of common shares outstanding used to compute basic and diluted earnings per share for each class of common stock are as follows (in thousands, except per share amounts):

	Three months ended March 31,
	2017	2016
Distributed earnings	$8,140	$7,914
Undistributed earnings	6,888	5,302
Net income	$15,028	$13,216

Class A common stock:
Basic net income available to common stockholders	$9,911	$8,588
Basic weighted average common shares outstanding	25,547	24,476
Basic earnings per share	$0.39	$0.35

Diluted net income available to common stockholders	$9,941	$8,599
Effect of potential exercise of stock options	231	91
Diluted weighted average common shares outstanding	25,778	24,567
Diluted earnings per share	$0.39	$0.35

Class B common stock:
Basic net income available to common stockholders	$5,117	$4,628
Basic weighted average common shares outstanding	13,191	13,192
Basic earnings per share	$0.39	$0.35

Diluted net income available to common stockholders	$5,087	$4,617
Effect of potential exercise of stock options	—	—
Diluted weighted average common shares outstanding	13,191	13,192
Diluted earnings per share	$0.39	$0.35

For the three months ended March 31, 2017 and 2016, options to purchase 158,074 shares and 1,271,949 shares, respectively, were outstanding but not included in the computation of diluted earnings per share because the options’ effect would have been anti-dilutive. For the three months ended March 31, 2017 and 2016, there were 53,724 shares and 28,857 shares, respectively, issued from the exercise of stock options.

5.	Receivables

We deliver a broad array of IT and technical services solutions under contracts with the U.S. government, state and local governments and commercial customers. The components of contract receivables are as follows (in thousands):

	March 31, 2017	December 31, 2016
Billed receivables	$246,093	$247,114
Unbilled receivables:
Amounts billable	43,877	52,640
Revenues recorded in excess of funding	22,149	20,078
Retainage	10,366	8,353
Allowance for doubtful accounts	(6,890)	(7,508)
Receivables—net	$315,595	$320,677

Amounts billable consist principally of amounts to be billed within the next month. Revenues recorded in excess of funding are billable upon receipt of contractual amendments or other modifications. The retainage is billable upon completion of contract performance and approval of final indirect expense rates by the government. Accounts receivable at March 31, 2017 are expected to be substantially collected within one year except for approximately $1.0 million, of which 94.3% is related to receivables from sales to the U.S. government. The remainder is related to receivables from contracts in which we acted as a subcontractor to other contractors.

We do not believe that we have significant exposure to credit risk as accounts receivable and the related unbilled amounts are primarily due from the U.S. government. The allowance for doubtful accounts represents our estimate for exposure to compliance, contractual issues and bad debts related to prime contractors.

6.	Property and Equipment

Major classes of property and equipment are summarized as follows (in thousands):

	March 31, 2017	December 31, 2016
Furniture and equipment	$52,628	$51,806
Leasehold improvements	37,924	36,439
Property and equipment—gross	90,552	88,245
Accumulated depreciation and amortization	(67,042)	(65,124)
Property and equipment—net	$23,510	$23,121

7.	Goodwill and Other Intangible Assets

There was no change in the carrying amount of goodwill during the three months ended March 31, 2017. The change in the carrying amount of goodwill during the year ended December 31, 2016 is as follows (in thousands):

Goodwill Balance
Goodwill at December 31, 2015	$919,591
Acquisitions	36,283
Goodwill at December 31, 2016	$955,874

Other intangible assets consisted of the following (in thousands):

	March 31, 2017			December 31, 2016
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Other intangible assets:
Contract and program intangible assets	$301,082	$163,498	$137,584	$301,082	$158,671	$142,411
Capitalized software cost for internal use	40,215	27,579	12,636	39,332	26,815	12,517
Other	58	56	2	58	55	3
Total other intangible assets—net	$341,355	$191,133	$150,222	$340,472	$185,541	$154,931

Amortization expense relating to intangible assets for the three months ended March 31, 2017 and 2016 was $5.6 million and $5.4 million, respectively. We estimate that we will have the following amortization expense for the future periods indicated below (in thousands):

For the remaining nine months ending December 31, 2017	$16,221
For the year ending:
December 31, 2018	$19,921
December 31, 2019	$17,370
December 31, 2020	$15,076
December 31, 2021	$12,986
December 31, 2022	$11,207

8.	Debt

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

The terms of the credit agreement permit prepayment and termination of the loan commitments at any time, subject to certain conditions. The credit agreement requires us to comply with specified financial covenants, including the maintenance of certain leverage ratios and a certain consolidated coverage ratio. The credit agreement also contains various covenants, including affirmative covenants with respect to certain reporting requirements and maintaining certain business activities, and negative covenants that, among other things, may limit or impose restrictions on our ability to incur liens, incur additional indebtedness, make investments, make acquisitions and undertake certain other actions. As of and during the three months ended March 31, 2017 and 2016, we were in compliance with the financial covenants under the credit agreement.

There was no outstanding balance on our revolving credit facility at both March 31, 2017 and December 31, 2016. The maximum available borrowing under the revolving credit facility at March 31, 2017 was $480.7 million. As of March 31, 2017, we were contingently liable under letters of credit totaling $19.3 million, which reduces our availability to borrow under our revolving credit facility.

9.	Commitments and Contingencies

Contracts with the U.S. government, including subcontracts, are subject to extensive legal and regulatory requirements and, from time-to-time, agencies of the U.S. government, in the ordinary course of business, investigate whether our operations are conducted in accordance with these requirements and the terms of the relevant contracts. U.S. government investigations of us, whether related to our U.S. government contracts or conducted for other reasons, could result in administrative, civil, or criminal liabilities, including repayments, fines or penalties being imposed upon us, or could lead to suspension or debarment from future U.S. government contracting activities. Management believes it has adequately reserved for any losses that may be experienced from any investigation of which it is aware. The Defense Contract Audit Agency has substantially completed our incurred cost audits through 2012 with no material adjustments. The remaining audits for 2013 through 2016 are not expected to have a material effect on our financial position, results of operations or cash flow and management believes it has adequately reserved for any losses.

In the normal course of business, we are involved in certain governmental and legal proceedings, claims and disputes and have litigation pending under several suits. We believe that the ultimate resolution of these matters will not have a material effect on our financial position, results of operations or cash flows, except for the matter noted below.

We are a defendant in a lawsuit filed by two former employees alleging retaliation under both the False Claims Act (FCA) and the Defense Contractor Whistleblower Protection Act (DCWPA). In November 2016, we went to trial and the jury returned a verdict in favor of both plaintiffs, finding us liable to them for retaliation under both the FCA and the DCWPA, and awarded $0.8 million in compensatory damages. As a result, these plaintiffs are also entitled to awards of (i) back pay, (ii) front pay and (iii) attorney’s fees and costs. We have challenged the jury’s verdict at the trial court level - both in terms of liability and in terms of the amount of the compensatory damages awarded. Specifically, we have asked the trial court to take the following actions: (i) grant us judgment as a matter of law and dismiss the retaliation claims under both the FCA and the DCWPA, and (ii) vacate the jury’s awards of compensatory damages. The trial court has not issued a ruling on our motion. As of March 31, 2017, we have recorded a $4.2 million liability, based on the jury's award of compensatory damages, the stipulation for back pay damages calculation and an estimate of front pay damages and the plaintiffs' legal expenses. Because our estimated liability and a portion of our legal defense costs are covered under an insurance policy, we have recorded a corresponding receivable of $5.0 million. Legal defense costs that exceeded our coverage limits were expensed as incurred. Depending on the trial court's ruling and the outcome of any appeal, we estimate our liability range from a reduction to $0, or an increase to $11.1 million. Any increase in our liability would be reflected as a loss in our condensed consolidated income statement.

We have $19.3 million outstanding on our letter of credit, of which $15.2 million is related to an outstanding performance bond in connection with a contract between ManTech MENA, LLC and Jadwalean International Operations and Management Company to fulfill technical support requirements for the Royal Saudi Air Force.

10.	Stock-Based Compensation

Our 2016 Management Incentive Plan (the Plan) was designed to attract, retain and motivate key employees. The types of awards available under the Plan include stock options, restricted stock and restricted stock units (RSUs). Equity awards granted under the Plan are settled in shares of Class A common stock. At the beginning of each year, the Plan provides that the number of shares available for issuance automatically increases by an amount equal to 1.5% of the total number of shares of Class A and Class B common stock outstanding on December 31st of the previous year. On January 2, 2017, there were 581,139 additional shares made available for issuance under the Plan. Through March 31, 2017, the Board of Directors has authorized the issuance of up to 13,963,435 shares under this Plan. Through March 31, 2017, the remaining aggregate number of shares of our common stock available for future grants under the Plan was 6,234,422. The Plan expires in March 2026.

The Plan is administered by the compensation committee of our Board of Directors, along with its delegates. Subject to the express provisions of the Plan, the committee has the Board of Directors’ authority to administer and interpret the Plan, including the discretion to determine the exercise price, vesting schedule, contractual life and the number of shares to be issued.

On January 1, 2017, we adopted Accounting Standards Update (ASU) 2016-09, Compensation - Stock Compensation (Topic 718), which simplifies several aspects of the accounting for employee share-based payment transactions. All excess tax benefits (deficiencies) will be recognized as income tax expense (benefit) in the condensed consolidated income statement For the three months ended March 31, 2017, we recorded $0.1 million to income tax expense for tax deficiencies related to the exercise of stock options, vested cancellations and the vesting of restricted stock. For the three months ended March 31, 2016, we recorded $1.4 million to paid in capital related to tax deficiencies from the exercise of stock options, vested cancellations and the vesting of restricted stock. The ASU eliminates the requirement to estimate forfeitures. We have elected to account for forfeitures when they occur. Upon transition we recognized a cumulative-effect adjustment to retained earnings of $0.2 million related to previously estimated forfeitures. Excess tax benefits no longer represent financing activities since they are recognized in the income statement; therefore, excess tax benefits are not separate cash flows and will be classified as operating activities in the same manner as other cash flows related to income taxes. The ASU eliminates the requirement to reclassify excess tax benefits from operating activities to financing activities. The change in the presentation of the cash flows was applied prospectively starting January 1, 2017. Therefore, prior periods were not adjusted. Furthermore, there was no effect on the condensed consolidated statement of cash flows related to statutory tax withholding requirements on prior periods because we do not withhold shares from an employee's award for tax-withholding purposes.

Stock Compensation Expense—For the three months ended March 31, 2017 and 2016, we recorded $1.0 million and $1.1 million of stock-based compensation expense, respectively. No compensation expense of employees with stock awards, including stock-based compensation expense, was capitalized during the periods.

Stock Options—Under the Plan, we have issued stock options. A stock option granted gives the holder the right, but not the obligation to purchase a certain number of shares at a predetermined price for a specific period of time. We typically issue options that vest over three years in equal installments beginning on the first anniversary of the date of grant. Under the terms of the Plan, the contractual life of the option grants may not exceed eight years. During the three months ended March 31, 2017 and 2016, we issued options that expire five years from the date of grant.

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

The following weighted-average assumptions were used for option grants during the three months ended March 31, 2017 and 2016:

•	Volatility—The expected volatility of the options granted was estimated based upon historical volatility of our share price through weekly observations of our trading history.

•
Expected life of options—The expected life of options granted to employees was determined from historical exercises of the grantee population. The options had graded vesting over three years in equal installments beginning on the first anniversary of the date of grant and a contractual term of five years.

•
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

The following table summarizes weighted-average assumptions used in our calculations of fair value for the three months ended March 31, 2017 and 2016:

	Three months ended March 31,
	2017	2016
Volatility	25.12%	23.62%
Expected life of options	3 years	3 years
Risk-free interest rate	1.67%	1.21%
Dividend yield	2.75%	3.00%

Stock Option Activity—The weighted-average fair value of options granted during the three months ended March 31, 2017 and 2016, as determined under the Black-Scholes-Merton valuation model, was $5.63 and $3.96, respectively. Option grants that vested during the three months ended March 31, 2017 and 2016 had a combined fair value of $0.8 million and $1.3 million, respectively.

The following table summarizes stock option activity for the year ended December 31, 2016 and the three months ended March 31, 2017:

	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value (in thousands)	Weighted Average Remaining Contractual Life
Stock options outstanding at December 31, 2015	2,495,310	$30.86	$3,583
Granted	199,938	$34.22
Exercised	(1,045,789)	$29.24	$8,858
Cancelled and expired	(489,040)	$37.91
Stock options outstanding at December 31, 2016	1,160,419	$29.93	$14,299
Granted	265,865	$36.87
Exercised	(53,724)	$32.65	$202
Cancelled and expired	(22,904)	$32.15
Stock options outstanding at March 31, 2017	1,349,656	$31.15	$5,593	3 years

Stock options exercisable at March 31, 2017	703,200	$28.58	$4,254	2 years

The following table summarizes non-vested stock options for the three months ended March 31, 2017:

	Number of Shares	Weighted Average Fair Value
Non-vested stock options at December 31, 2016	562,927	$4.66
Granted	265,865	$5.63
Vested	(171,015)	$4.78
Cancelled	(11,321)	$4.54
Non-vested stock options at March 31, 2017	646,456	$5.03

Unrecognized compensation expense related to non-vested awards was $2.8 million as of March 31, 2017, which is expected to be recognized over a weighted-average period of 2 years.

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

Restricted Stock Activity—There was no restricted stock activity during the three months ended March 31, 2017. The following table summarizes the restricted stock activity during the year ended December 31, 2016:

	Number of Shares	Weighted Average Fair Value
Non-vested restricted stock at December 31, 2015	21,000	$28.98
Granted	18,000	$33.84
Vested	(21,000)	$28.98
Non-vested restricted stock at December 31, 2016	18,000	$33.84

RSUs—Under the Plan, we have issued RSUs. RSUs are not actual shares, but rather a right to receive shares in the future. The shares are not issued and the employee cannot sell or transfer shares prior to vesting and has no voting rights until the RSUs vest. Employees who are granted RSUs do not receive dividend payments during the vesting period. Generally, our employees are granted performance-based RSUs. These RSUs will result in the delivery of shares only if (a) performance criteria is met and (b) the employee remains employed, in good standing, through the date of the performance period. The performance period is two years. In addition, in 2016 we granted 26,788 time-based RSUs to an officer, which do not contain performance criteria (half will vest four years after the date of grant and the other half will vest five years after the date of grant). The grant date fair value of the RSUs is equal to the closing market price of our common stock on the grant date less the present value of dividends expected to be awarded during the service period. We recognize the grant date fair value of RSUs of shares we expect to issue as compensation expense ratably over the requisite service period.

RSU Activity—The following table summarizes the non-vested RSU activity during the year ended December 31, 2016 and the three months ended March 31, 2017:

	Number of Units	Weighted Average Fair Value
Non-vested RSUs at December 31, 2015	93,450	$30.84
Granted	132,988	$29.50
Cancelled and expired	(20,100)	$29.56
Non-vested RSUs at December 31, 2016	206,338	$30.10
Granted	54,880	$35.29
Cancelled and expired	(85,050)	$30.79
Non-vested RSUs at March 31, 2017	176,168	$31.39

11.	Business Segment and Geographic Area Information

We have one reportable segment. We deliver a broad array of IT and technical services solutions under contracts with the U.S. government. Our U.S. government customers typically exercise independent contracting authority, and even offices or divisions within an agency or department may directly, or through a prime contractor, use our services as a separate customer so long as that customer has independent decision-making and contracting authority within its organization. Revenues from the U.S. government under prime contracts and subcontracts were approximately 98% and 98% of our revenues for the three months ended March 31, 2017 and 2016, respectively. We treat sales to U.S. government customers as sales within the U.S. regardless of where the services are performed. U.S. revenues were approximately 98% and 99% of our total revenues for the three months ended March 31, 2017 and 2016, respectively. International revenues were approximately 2% and 1% of our total revenues for the three months ended March 31, 2017 and 2016, respectively. Furthermore, substantially all assets from continuing operations were held in the U.S. for the three months ended March 31, 2017 and year ended December 31, 2016.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Note Regarding Forward-Looking Statements

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

Forward-looking statements may include, among other things, statements with respect to our financial condition, results of operations, prospects, business strategies, competitive position, growth opportunities, and plans and objectives of management. Such statements are subject to numerous assumptions, risks, uncertainties and other factors, many of which are outside of our control, and include, without limitations, the risks and uncertainties discussed in the section titled "Risk Factors" in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016.

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

•
Adverse changes in U.S. government spending for programs we support, whether due to changing mission priorities, socio-economic policies that reduce contracts that we may bid on, cost reduction and efficiency initiatives by our customers, or federal budget contracts generally;

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

Over the last few years, financial performance in our industry was adversely impacted by public and political pressure regarding government funding levels, uncertainty about the appropriations process and delays in contract awards and spending. With the passing of budget and appropriation acts late in 2015 and early 2016, industry conditions began to improve. Entering 2017, the new Administration and Congress present shifts in the political environment and national priorities. Several priorities of the new Administration include the near term expansion of budgets for the DoD related to readiness, anti-ISIS and force structure readiness, which are generally favorable to our industry. The new Administration's policy priorities will be presented to Congress to debate how to reconcile the stated priorities and needs with the continuing national budget deficits, debt ceilings and the Budget Control Act. We believe our strong position as a prime contractor and our broad array of service offerings are a competitive advantage, and that we are well positioned to support the challenges our customers face.

We recommend that you read this discussion and analysis in conjunction with our Annual Report on Form 10-K for the fiscal year ended December 31, 2016, previously filed with the SEC.

Three Months Ended March 31, 2017 Compared to the Three Months Ended March 31, 2016

The following table sets forth certain items from our condensed consolidated statements of income and the relative percentage that certain items of expenses and earnings bear to revenues, as well as the period-to-period change from March 31, 2016 to March 31, 2017.

	Three months ended March 31,				Period-to-Period Change
	2017	2016	2017	2016	2016 to 2017
	Dollars		Percentage		Dollars	Percentage
	(dollars in thousands)
REVENUES	$418,374	$390,662	100.0%	100.0%	$27,712	7.1%
Cost of services	357,047	333,514	85.3%	85.4%	23,533	7.1%
General and administrative expenses	36,937	35,203	8.9%	9.0%	1,734	4.9%
OPERATING INCOME	24,390	21,945	5.8%	5.6%	2,445	11.1%
Interest expense	(294)	(289)	—%	—%	5	1.7%
Interest income	24	44	—%	—%	(20)	(45.5)%
Other income (expense), net	39	8	—%	—%	31	387.5%
INCOME FROM OPERATIONS BEFORE INCOME TAXES AND EQUITY METHOD INVESTMENTS	24,159	21,708	5.8%	5.6%	2,451	11.3%
Provision for income taxes	(9,100)	(8,560)	2.2%	2.2%	540	6.3%
Equity in gains (losses) of unconsolidated subsidiaries	(31)	68	—%	—%	(99)	(145.6)%
NET INCOME	$15,028	$13,216	3.6%	3.4%	$1,812	13.7%

Revenues

The primary driver of our increase in revenues relates to revenues from new contract awards, growth on existing contracts, including higher levels of material procurements, and acquisitions. These increases were offset by contracts and tasks that ended and reduced scope of work on some contracts.

Cost of services

The increase in cost of services was primarily due to increases in revenues. As a percentage of revenues, direct labor costs decreased to 49% for the three months ended March 31, 2017, compared to 51% for the same period in 2016. As a percentage of revenues, other direct costs, which include subcontractors and third party equipment and materials used in the performance of our contracts, increased to 37% for the three months ended March 31, 2017, compared to 35% for the same period in 2016. We expect cost of services as a percentage of revenues to remain relatively stable or slightly increase for the remainder of 2017.

General and administrative expenses

The increase in general and administrative expenses was due to an increase in legal expenses and amortization expense from acquired intangibles. As a percentage of revenues, general and administrative expenses remained consistent period to period. We expect general and administrative expenses as a percentage of revenues to remain relatively stable or slightly increase for the remainder of 2017.

Provision for income taxes

Our effective tax rate is affected by recurring items, such as relative amount of income we earn in various taxing jurisdictions and their tax rates. It is also affected by discrete items that may occur in any given year, but are not consistent from year-to-year. Our effective income tax rates were 38% and 39% for the three months ended March 31, 2017 and 2016, respectively. The decrease in our effective tax rate is related to discrete items recognized during the period ended March 31, 2017. Assuming no changes in federal tax legislation, we expect our effective tax rate to increase slightly for the remainder of 2017.

Backlog

At March 31, 2017 and December 31, 2016, our backlog was $5.1 billion and $4.9 billion, respectively, of which $1.2 billion and $1.0 billion, respectively, was funded backlog. The increase in our backlog is due to our receipt of new awards. The current trend is that contracts are awarded for a longer term, which increases the time over which backlog will be recognized as revenues. Backlog represents estimates that we calculate on a consistent basis. For additional information on how we compute backlog, see our Annual Report on Form 10-K for the fiscal year ended December 31, 2016, previously filed with the SEC.

Liquidity and Capital Resources

Our primary liquidity needs relate to managing working capital, making cash dividend payments, financing acquisitions, purchasing property and equipment and investing in capital software. Our primary sources of liquidity are cash from operating activities and borrowings under our revolving credit facility. On March 31, 2017, our cash and cash equivalents balance was $91.6 million. There were no outstanding borrowings under our revolving credit facility at March 31, 2017. The maximum available borrowings under our revolving credit facility at March 31, 2017 were $480.7 million. As of March 31, 2017, we were contingently liable under letters of credit totaling $19.3 million, which reduces our availability to borrow under our revolving credit facility.

Cash Flows from Operating Activities

Our operating cash flow is primarily affected by our ability to invoice and collect from our customers in a timely manner, our management of vendor payments and the overall profitability of our contracts. We bill most of our customers monthly after services are rendered. Our accounts receivable days sales outstanding were 68 and 72 for the three months ended March 31, 2017 and 2016, respectively. For the three months ended March 31, 2017 and 2016, our net cash flows from operating activities were $36.5 million and $29.1 million, respectively. The increase in net cash flows from operating activities during the three months ended March 31, 2017 when compared to the same period in 2016 was primarily due to the timing on the collection of receivables.

Cash Flows from Investing Activities

For the three months ended March 31, 2017, our net cash outflows from investing activities were $3.4 million, which were due to capital expenditures. For the three months ended March 31, 2016, our net cash outflows from investing activities were $2.9 million, which were primarily related to capital expenditures.

Cash Flows from Financing Activities

For the three months ended March 31, 2017, our net cash outflows from financing activities were $6.4 million, which were primarily due to dividends paid partially offset by the proceeds from the exercise of stock options. For the three months ended March 31, 2016, our net cash outflows from financing activities were $7.1 million, which were primarily related to dividends paid offset by the proceeds from the exercise of stock options.

Revolving Credit Facility

We maintain a credit agreement with a syndicate of lenders led by Bank of America, N.A., as sole administrative agent. The credit agreement provides for a $500 million revolving credit facility, with a $50 million letter of credit sublimit and a $30 million swing line loan sublimit. The credit agreement also includes an accordion feature that permits us to arrange with the lenders for the provision of additional commitments. The maturity date is June 13, 2019. Borrowings under our credit agreement are collateralized by substantially all the assets of us and our Material Subsidiaries (as defined in the credit agreement) and bear interest at one of the following variable rates as selected by us at the time of borrowing: a London Interbank Offer Rate (LIBOR) based rate plus market spreads (1.25% to 2.25% based on our consolidated total leverage ratio) or Bank of America's base rate plus market spreads (0.25% to 1.25% based on our consolidated total leverage ratio). There were no outstanding borrowings under our revolving credit facility at March 31, 2017. As of and during the three months ended March 31, 2017, we were in compliance with the financial covenants under the credit agreement.

Capital Resources

We believe the capital resources available to us from cash on hand, our remaining capacity under our revolving credit facility, and cash from our operations are adequate to fund our anticipated cash requirements for at least the next year. We anticipate financing our internal and external growth through cash from operating activities, borrowings under our revolving credit facility or other debt and issuance of equity.

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

Dividend

During each of the three months ended March 31, 2017 and 2016, we declared and paid quarterly dividends in the amount of $0.21 per share on both classes of our common stock. While we expect to continue the cash dividend program, any future dividends declared will be at the discretion of our Board of Directors and will depend, among other factors, upon our results of operations, financial condition and cash requirements, as well as such other factors that our Board of Directors deems relevant.

Off-Balance Sheet Arrangements

In the ordinary course of business, we use letters of credit issued to satisfy certain contractual terms with our customers. As of March 31, 2017, $19.3 million in letters of credit were issued but undrawn. We have an outstanding performance bond in connection with a contract between ManTech MENA, LLC and Jadwalean International Operations and Management Company to fulfill technical support requirements for the Royal Saudi Air Force. This performance bond is guaranteed by a letter of credit in the amount of $15.2 million. We have off-balance sheet arrangements related to operating leases. For a description of our operating leases, see our Annual Report on Form 10-K for the fiscal year ended December 31, 2016, previously filed with the SEC.

Critical Accounting Estimates and Policies

Critical accounting policies are defined as those that are reflective of significant judgments and uncertainties, and potentially result in materially different results under different assumptions and conditions. Application of these policies is particularly important to the portrayal of our financial condition and results of operations. The discussion and analysis of our financial condition and results of operations are based on our condensed consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles (GAAP). The preparation of these condensed consolidated financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. Actual results may differ from these estimates under different assumptions or conditions. Our significant accounting policies are described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016, previously filed with the SEC.

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

We have elected to perform our annual review October 31st of each calendar year. In addition, management monitors events and circumstances that could result in an impairment. A significant amount of judgment is involved in determining if an indicator of impairment has occurred between annual testing dates. Events that could cause the fair value of our long-lived assets to decrease include: changes in our business environment or market conditions, a material change in our financial outlook, including declines in expected revenue growth rates and operating margins, or a material decline in the market price for our stock. If any impairment were indicated as a result of a review, we would recognize a loss based on the amount by which the carrying amount exceeds the estimated fair value.

Due to the many variables inherent in the estimation of a reporting unit's fair value and the relative size of our recorded goodwill, differences in assumptions may have a material effect on the results of our goodwill impairment analysis.

Recently Issued But Not Yet Adopted ASUs
On January 26, 2017, the Financial Accounting Standards Board (FASB) has issued Accounting Standards Update (ASU) 2017-04, Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment, which simplifies the manner in which an entity determines the amount of a goodwill impairment by eliminating Step 2 from the goodwill impairment test. Step 2 measures a goodwill impairment loss by comparing the implied fair value of a reporting unit’s goodwill with the carrying amount of that goodwill. In computing the implied fair value of goodwill under Step 2, an entity, prior to the amendments in ASU 2017-04, had to perform procedures to determine the fair value at the impairment testing date of its assets and liabilities, including unrecognized assets and liabilities, in accordance with the procedure that would be required in determining the fair value of assets acquired and liabilities assumed in a business combination. Under the amendments in this ASU, an entity should (1) perform its annual or interim goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount and (2) recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value, with the understanding that the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. Public entities should adopt the amendments in this ASU prospectively for their annual, or any interim periods, in fiscal years beginning after December 15, 2019. Early adoption is permitted for all entities for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. We will evaluate adopting when we perform our goodwill impairment test in 2017. We do not expect the adoption of this ASU to have a material effect on our condensed consolidated financial statements.
On January 5, 2017, the FASB has issued ASU 2017-01, Business Combinations (Topic 805)—Clarifying the Definition of a Business, which clarifies the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. Under the current implementation guidance in Topic 805, there are three elements of a business: inputs, processes and outputs. While an integrated set of assets and activities (collectively, a “set”) that is a business usually has outputs, outputs are not required to be present. Additionally, all of the inputs and processes that a seller uses in operating a set are not required if market participants can acquire the set and continue to produce outputs. The amendments in ASU 2017-01 provide a screen to determine when a set is not a business. The screen requires that when substantially all of the fair value of the gross assets acquired (or disposed of) is concentrated in a single identifiable asset or a group of similar identifiable assets, the set is not a business. This screen reduces the number of transactions that need to be further evaluated. If, however, the screen is not met, then the amendments in this ASU (1) require that to be considered a business, a set must include, at a minimum, an input and a substantive process that together significantly contribute to the ability to create output and (2) remove the evaluation of whether a market participant could replace missing elements. Finally, the amendments in this ASU narrow the definition of the term “output” so that the term is consistent with the manner in which outputs are described in Topic 606. The amendments are effective for annual periods beginning after December 15, 2017, including interim periods within those periods, with early adoption permissible. We are currently evaluating the effect of adoption on our condensed consolidated financial statements.
On August 26, 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. This ASU addresses the following eight specific cash flow issues: Debt prepayment or debt extinguishment costs; settlement of zero-coupon debt instruments or other debt instruments with coupon interest rates that are insignificant in relation to the effective interest rate of the borrowing; contingent consideration payments made after a business combination; proceeds from the settlement of insurance claims; proceeds from the settlement of corporate-owned life insurance policies (including bank-owned life insurance policies); distributions received from equity method investees; beneficial interests in securitization transactions; and separately identifiable cash flows and application of the predominance principle. The amendments in this ASU apply to all entities, including both business entities and not-for-profit entities that are required to present a statement of cash flows under Topic 230. The amendments in ASU 2016-15 become effective for fiscal years that start after December 15, 2017. We do not plan to early adopt this ASU. We plan to apply it retrospectively to all periods presented in our quarterly and annual reports on Form 10-Q and Form 10-K. We plan to apply the equity method of accounting for applicable investments. Therefore, we will make an accounting policy election to classify distributions received from equity method investees using the cumulative earnings approach. Distributions received are considered returns on investment and classified as cash inflows from operating activities, unless the investor’s cumulative distributions received less distributions received in prior periods that were determined to be returns of investment exceed cumulative equity in earnings recognized by the investor (as adjusted for amortization of basis differences). When such an excess occurs, the current-period distribution up to this excess is considered a return of investment and should be classified as cash inflows from investing. We do not expect this ASU to have a material effect on our condensed consolidated financial statements.
On February 25, 2016, the FASB issued ASU 2016-02—Leases (Topic 842). The amendments in this ASU create Topic 842, Leases, and supersede the leases requirements in Topic 840, Leases. Topic 842 specifies the accounting for leases. The objective of Topic 842 is to establish the principles that lessees and lessors should apply to report useful information to users of financial statements about the amount, timing and uncertainty of cash flows arising from a lease. This ASU is effective for public entities for annual periods after December 15, 2018, and interim periods therein. Early adoption is permitted for all entities. We are currently evaluating methods of adoption as well as the effect on our condensed consolidated financial statements. However, it is expected to increase total assets and total liabilities for operating leases that are currently recorded off balance sheet.
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
The adoption of ASU 2014-09 will impact our policies, controls, business processes and information systems. To prepare for the changes in this guidance, we developed a plan for adoption. Based on our plan, we commenced an assessment in 2016 on the impacts of this guidance on a representative sample of our existing contract population. The sample contracts selected covered more than 20% of our existing revenue base and included contracts from all of our various contract types. A majority of the contracts we tested were not impacted by the new guidance. For contracts that were impacted, we identified two primary differences. First, the determination of performance obligations under this ASU will lead to a different unit of accounting than we are currently applying. Second, for contracts where we are recognizing revenue ratably over the contract term, we will reassess whether the contract, or performance obligation, meets the definition of a "stand ready to perform" obligation. Those contracts that do not meet the "stand ready to perform" definition will be transitioned to a percentage of completion model primarily based on cost incurred. The impact of these changes will produce a more consistent gross margin period-to-period as the obligations are satisfied.
We developed a detailed implementation plan for 2017, which includes, among other things, an update to our policies, development of disclosures, updates to our controls and application of the guidance across our contract population. We are still assessing the quantitative impact to our condensed consolidated financial statements as well as a transition method.
Other ASUs effective after March 31, 2017, are not expected to have a material effect on our condensed consolidated financial statements.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Our exposure to market risk relates to changes in interest rates for borrowing under our revolving credit facility. At March 31, 2017, we had no outstanding balance on our revolving credit facility. Borrowings under our revolving credit facility bear interest at variable rates. A hypothetical 10% increase in interest rates would have no effect on our interest expense for the three months ended March 31, 2017, as there were no borrowings during the quarter.

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

As of March 31, 2017, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), management evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 of the Exchange Act. Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level described above.

There were no changes in our internal control over financial reporting during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

We are subject to certain legal proceedings, government audits, investigations, claims and disputes that arise in the ordinary course of our business. Like most large government defense contractors, our contract costs are audited and reviewed on a continual basis by an in-house staff of auditors from the Defense Contract Audit Agency. In addition to these routine audits, we are subject from time-to-time to audits and investigations by other agencies of the United States of America government. These audits and investigations are conducted to determine if our performance and administration of our government contracts are compliant with contractual requirements and applicable federal statutes and regulations. An audit or investigation may result in a finding that our performance, systems and administration are compliant or, alternatively, may result in the government initiating proceedings against us or our employees, including administrative proceedings seeking repayment of monies, suspension and/or debarment from doing business with the U.S. government or a particular agency or civil or criminal proceedings seeking penalties and/or fines. Audits and investigations conducted by the U.S. government frequently span several years.

Although we cannot predict the outcome of these and other legal proceedings, investigations, claims and disputes, based on the information now available to us, we do not believe the ultimate resolution of these matters, either individually or in the aggregate, will have a material adverse effect on our business, prospects, financial condition or operating results.

Item 1A.	Risk Factors

There have been no material changes from the risk factors described in the “Risk Factors” section of our Annual Report on the Form 10-K for the year ended December 31, 2016.

Item 6.	Exhibits

Exhibits required by Item 601 of Regulation S-K:

Exhibit	Description of Exhibit
10.1*	ManTech International Corporation 2017 Executive Incentive Compensation Plan (incorporated herein by reference from registrant's Current Report on Form 8-K, as filed with the SEC on March 13, 2017).
10.2*	Form of Performance-Based Restricted Stock Unit Award Agreement (incorporated herein by reference from registrant's Current Report on Form 8-K, as filed with the SEC on March 13, 2017).
31.1‡	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.
31.2‡	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.
32‡	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended.
101
The following materials from the ManTech International Corporation Quarterly Report on Form 10-Q for the quarter ended March 31, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at March 31, 2017 and December 31, 2016; (ii) Condensed Consolidated Statements of Income for the Three Months Ended March 31, 2017 and 2016; (iii) Condensed Consolidated Statements of Comprehensive Income for the Three Months Ended March 31, 2017 and 2016; (iv) Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2017 and 2016; and (v) Notes to Condensed Consolidated Financial Statements.

*Management contract or compensatory plan or arrangement required to be filed as an Exhibit to this report pursuant to Item 15(a)(3).
‡ Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MANTECH INTERNATIONAL CORPORATION

		By:	/s/ GEORGE J. PEDERSEN
Date:	May 3, 2017	Name:	George J. Pedersen
		Title:	Chairman of the Board of Directors and Chief Executive Officer

		By:	/s/ JUDITH L. BJORNAAS
Date:	May 3, 2017	Name:	Judith L. Bjornaas
		Title:	Chief Financial Officer