Form 10-Q
period 2017-06-30
MANTECH INTERNATIONAL CORP
filed 2017-08-04
CIK 892537

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
__________________________________________
FORM 10-Q
__________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2017
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

As of August 2, 2017 there were 25,696,363 shares outstanding of our Class A common stock and 13,190,745 shares outstanding of our Class B common stock.

MANTECH INTERNATIONAL CORPORATION
FORM 10-Q
FOR THE QUARTER ENDED June 30, 2017

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

MANTECH INTERNATIONAL CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands Except Share and Per Share Amounts)

	(unaudited)
	June 30, 2017	December 31, 2016
ASSETS
Cash and cash equivalents	$108,210	$64,936
Receivables—net	318,128	320,677
Prepaid expenses and other	30,771	34,423
Contractual inventory	2,515	1,277
Total Current Assets	459,624	421,313
Goodwill	955,874	955,874
Other intangible assets—net	146,318	154,931
Employee supplemental savings plan assets	31,455	29,383
Property and equipment—net	23,595	23,121
Investments	11,808	11,691
Other assets	2,199	2,151
TOTAL ASSETS	$1,630,873	$1,598,464
LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Accounts payable and accrued expenses	$104,143	$108,888
Accrued salaries and related expenses	78,585	70,768
Billings in excess of revenue earned	13,948	11,998
Total Current Liabilities	196,676	191,654
Deferred income taxes	129,960	122,081
Accrued retirement	31,081	30,581
Other long-term liabilities	11,721	12,481
TOTAL LIABILITIES	369,438	356,797
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY
Common stock, Class A—$0.01 par value; 150,000,000 shares authorized; 25,922,608 and 25,795,973 shares issued at June 30, 2017 and December 31, 2016; 25,678,495 and 25,551,860 shares outstanding at June 30, 2017 and December 31, 2016	259	258
Common stock, Class B—$0.01 par value; 50,000,000 shares authorized; 13,190,745 and 13,190,745 shares issued and outstanding at June 30, 2017 and December 31, 2016	132	132
Additional paid-in capital	477,545	471,906
Treasury stock, 244,113 and 244,113 shares at cost at June 30, 2017 and December 31, 2016	(9,158)	(9,158)
Retained earnings	792,883	778,710
Accumulated other comprehensive loss	(226)	(181)
TOTAL STOCKHOLDERS’ EQUITY	1,261,435	1,241,667
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,630,873	$1,598,464

See notes to condensed consolidated financial statements.

MANTECH INTERNATIONAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In Thousands Except Per Share Amounts)

	(unaudited) Three months ended June 30,		(unaudited) Six months ended June 30,
	2017	2016	2017	2016
REVENUES	$413,694	$401,354	$832,068	$792,016
Cost of services	350,674	341,511	707,721	675,025
General and administrative expenses	38,085	35,629	75,022	70,832
OPERATING INCOME	24,935	24,214	49,325	46,159
Interest expense	(317)	(306)	(611)	(595)
Interest income	28	19	52	63
Other income (expense), net	5	45	44	53
INCOME FROM OPERATIONS BEFORE INCOME TAXES AND EQUITY METHOD INVESTMENTS	24,651	23,972	48,810	45,680
Provision for income taxes	(9,126)	(9,250)	(18,226)	(17,810)
Equity in gains of unconsolidated subsidiaries	36	60	5	128
NET INCOME	$15,561	$14,782	$30,589	$27,998
BASIC EARNINGS PER SHARE:
Class A common stock	$0.40	$0.39	$0.79	$0.74
Class B common stock	$0.40	$0.39	$0.79	$0.74
DILUTED EARNINGS PER SHARE:
Class A common stock	$0.40	$0.39	$0.78	$0.74
Class B common stock	$0.40	$0.39	$0.78	$0.74

See notes to condensed consolidated financial statements.

MANTECH INTERNATIONAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In Thousands)

	(unaudited) Three months ended June 30,		(unaudited) Six months ended June 30,
	2017	2016	2017	2016
NET INCOME	$15,561	$14,782	$30,589	$27,998
OTHER COMPREHENSIVE INCOME (LOSS):
Translation adjustments, net of tax	9	4	(45)	4
COMPREHENSIVE INCOME	$15,570	$14,786	$30,544	$28,002

See notes to condensed consolidated financial statements.

MANTECH INTERNATIONAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)

	(unaudited) Six months ended June 30,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$30,589	$27,998
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	15,522	15,150
Deferred income taxes	7,951	9,090
Stock-based compensation	2,256	1,291
Equity in gains of unconsolidated subsidiaries	(5)	(128)
Excess tax benefits from exercise of stock options	—	(421)
Change in assets and liabilities—net of effects from acquired businesses:
Receivables—net	2,491	5,149
Prepaid expenses and other	3,769	(830)
Contractual inventory	(1,238)	—
Employee supplemental savings plan asset	(2,072)	(590)
Accounts payable and accrued expenses	(4,718)	(10,679)
Accrued salaries and related expenses	7,809	3,724
Billings in excess of revenue earned	1,624	2,619
Accrued retirement	500	(1,617)
Other	(1,174)	430
Net cash flow from operating activities	63,304	51,186
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(4,385)	(3,346)
Investment in capitalized software for internal use	(2,537)	(740)
Proceeds from previous acquisition	112	—
Payments to acquire investments	(110)	(201)
Acquisition of businesses—net of cash acquired	—	(47,682)
Net cash flow from investing activities	(6,920)	(51,969)
CASH FLOWS FROM FINANCING ACTIVITIES:
Dividends paid	(16,308)	(15,927)
Proceeds from exercise of stock options	3,198	15,092
Excess tax benefits from exercise of stock options	—	421
Net cash flow from financing activities	(13,110)	(414)
NET CHANGE IN CASH AND CASH EQUIVALENTS	43,274	(1,197)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	64,936	41,314
CASH AND CASH EQUIVALENTS, END OF PERIOD	$108,210	$40,117

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for income taxes, net	$986	$5,618
Cash paid for interest	$488	$490
Noncash investing and financing activities:
Capital expenditures incurred but not yet paid	$141	$—
See notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2017
UNAUDITED

1.	Description of the Business

We provide innovative technologies and solutions for mission-critical national security programs for the intelligence community; the departments of Defense, State, Homeland Security, Health and Human Services, Veteran Affairs and Justice, including the Federal Bureau of Investigations (FBI); the health and space community; and other U.S. government customers. Our expertise includes cybersecurity; software and systems development; enterprise information technology; multi-disciplined intelligence; command, control, communications, computers, intelligence, surveillance and reconnaissance; program protection and mission assurance; systems engineering; supply chain management and logistics; test and evaluation; training; and management consulting. Additional information can be found at www.mantech.com.

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

Edaptive Systems LLC (Edaptive)—On December 15, 2016, we completed the acquisition of Edaptive. The results of Edaptive's operations have been included in our condensed consolidated financial statements since that date. The acquisition was completed through a membership interest purchase agreement dated December 15, 2016, by and among Edaptive, Everest Holdco, Inc., and certain members of Edaptive and ManTech Advanced Systems International, Inc. Edaptive provides innovative information technology (IT) solutions primarily to federal health agencies, with a significant focus on the Centers for Medicare & Medicaid Services. The acquisition strategically expands our reach within the federal health community. We funded the acquisition with cash on hand. The membership interest purchase agreement did not contain provisions for contingent consideration.

The purchase price of $13.2 million was allocated to the underlying assets and liabilities based on their estimated fair value at the date of acquisition. The goodwill recorded related to this transaction will be deductible for tax purposes over 15 years. Recognition of goodwill is largely attributed to the value paid for Edaptive's capabilities to support Department of Health and Human Services customers and, specifically, in agile software development, testing and automation and business intelligence.

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

The following table represents the purchase price allocation for Edaptive (in thousands):

Cash and cash equivalents	$1,955
Receivables	10,892
Prepaid expenses and other	261
Goodwill	6,193
Other intangible assets	1,689
Property and equipment	502
Other assets	116
Accounts payable and accrued expenses	(5,777)
Accrued salaries and related expenses	(2,324)
Billings in excess of revenue earned	(326)
Net assets acquired and liabilities assumed	$13,181

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

In applying the two-class method, we determined that undistributed earnings should be allocated equally on a per share basis between Class A and Class B common stock. Under our Certificate of Incorporation, the holders of the common stock are entitled to participate ratably, on a share-for-share basis as if all shares of common stock were of a single class, in such dividends as may be declared by the Board of Directors. During each of the six months ended June 30, 2017 and 2016, we declared and paid quarterly dividends in the amount of $0.21 per share on both classes of common stock.

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

The net income available to common stockholders and weighted average number of common shares outstanding used to compute basic and diluted earnings per share for each class of common stock are as follows (in thousands, except per share amounts):

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Distributed earnings	$8,161	$8,004	$16,301	$15,918
Undistributed earnings	7,400	6,778	14,288	12,080
Net income	$15,561	$14,782	$30,589	$27,998

Class A common stock:
Basic net income available to common stockholders	$10,272	$9,635	$20,183	$18,223
Basic weighted average common shares outstanding	25,618	24,707	25,583	24,591
Basic earnings per share	$0.40	$0.39	$0.79	$0.74

Diluted net income available to common stockholders	$10,300	$9,662	$20,242	$18,261
Effect of potential exercise of stock options	209	209	220	150
Diluted weighted average common shares outstanding	25,827	24,916	25,803	24,741
Diluted earnings per share	$0.40	$0.39	$0.78	$0.74

Class B common stock:
Basic net income available to common stockholders	$5,289	$5,147	$10,406	$9,775
Basic weighted average common shares outstanding	13,191	13,192	13,191	13,192
Basic earnings per share	$0.40	$0.39	$0.79	$0.74

Diluted net income available to common stockholders	$5,261	$5,120	$10,347	$9,737
Effect of potential exercise of stock options	—	—	—	—
Diluted weighted average common shares outstanding	13,191	13,192	13,191	13,192
Diluted earnings per share	$0.40	$0.39	$0.78	$0.74

For the three months ended June 30, 2017 and 2016, options to purchase 381,987 shares and 130,276 shares, respectively, were outstanding but not included in the computation of diluted earnings per share because the options' effect would have been anti-dilutive. For the six months ended June 30, 2017 and 2016, options to purchase 270,649 shares and 701,113 shares, respectively, were outstanding but not included in the computation of diluted earnings per share because the options' effect would have been anti-dilutive. For the six months ended June 30, 2017 and 2016, there were 102,936 shares and 525,212 shares, respectively, issued from the exercise of stock options.

5.	Receivables

We deliver a broad array of IT and technical services solutions under contracts with the U.S. government, state and local governments and commercial customers. The components of contract receivables are as follows (in thousands):

	June 30, 2017	December 31, 2016
Billed receivables	$249,940	$247,114
Unbilled receivables:
Amounts billable	46,098	52,640
Revenues recorded in excess of funding	15,900	20,078
Retainage	13,695	8,353
Allowance for doubtful accounts	(7,505)	(7,508)
Receivables—net	$318,128	$320,677

Amounts billable consist principally of amounts to be billed within the next month. Revenues recorded in excess of funding are billable upon receipt of contractual amendments or other modifications. The retainage is billable upon completion of contract performance and approval of final indirect expense rates by the government. Accounts receivable at June 30, 2017 are expected to be substantially collected within one year except for approximately $1.2 million, of which 97.2% is related to receivables from sales to the U.S. government. The remainder is related to receivables from contracts in which we acted as a subcontractor to other contractors.

We do not believe that we have significant exposure to credit risk as accounts receivable and the related unbilled amounts are primarily due from the U.S. government. The allowance for doubtful accounts represents our estimate for exposure to compliance, contractual issues and bad debts related to prime contractors.

6.	Property and Equipment

Major classes of property and equipment are summarized as follows (in thousands):

	June 30, 2017	December 31, 2016
Furniture and equipment	$54,458	$51,806
Leasehold improvements	38,362	36,439
Property and equipment—gross	92,820	88,245
Accumulated depreciation and amortization	(69,225)	(65,124)
Property and equipment—net	$23,595	$23,121

7.	Goodwill and Other Intangible Assets

There was no change in the carrying amount of goodwill during the six months ended June 30, 2017. The change in the carrying amount of goodwill during the year ended December 31, 2016 is as follows (in thousands):

Goodwill Balance
Goodwill at December 31, 2015	$919,591
Acquisitions	36,283
Goodwill at December 31, 2016	$955,874

Other intangible assets consisted of the following (in thousands):

	June 30, 2017			December 31, 2016
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Other intangible assets:
Contract and program intangible assets	$301,082	$168,264	$132,818	$301,082	$158,671	$142,411
Capitalized software cost for internal use	41,823	28,323	13,500	39,332	26,815	12,517
Other	58	58	—	58	55	3
Total other intangible assets—net	$342,963	$196,645	$146,318	$340,472	$185,541	$154,931

Amortization expense relating to intangible assets for the three months ended June 30, 2017 and 2016 was $5.5 million and $5.3 million, respectively. Amortization expense relating to intangible assets for the six months ended June 30, 2017 and 2016 was $11.1 million and $10.7 million, respectively. We estimate that we will have the following amortization expense for the future periods indicated below (in thousands):

For the remaining six months ending December 31, 2017	$11,454
For the year ending:
December 31, 2018	$19,921
December 31, 2019	$17,370
December 31, 2020	$15,076
December 31, 2021	$12,986
December 31, 2022	$11,207

8.	Debt

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

The terms of the credit agreement permit prepayment and termination of the loan commitments at any time, subject to certain conditions. The credit agreement requires us to comply with specified financial covenants, including the maintenance of certain leverage ratios and a certain consolidated coverage ratio. The credit agreement also contains various covenants, including affirmative covenants with respect to certain reporting requirements and maintaining certain business activities, and negative covenants that, among other things, may limit or impose restrictions on our ability to incur liens, incur additional indebtedness, make investments, make acquisitions and undertake certain other actions. As of and during the six months ended June 30, 2017 and 2016, we were in compliance with the financial covenants under the credit agreement.

There was no outstanding balance on our revolving credit facility at both June 30, 2017 and December 31, 2016. The maximum available borrowing under the revolving credit facility at June 30, 2017 was $480.7 million. As of June 30, 2017, we were contingently liable under letters of credit totaling $19.3 million, which reduces our availability to borrow under our revolving credit facility.

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

We are a defendant in a lawsuit filed by two former employees alleging retaliation under both the False Claims Act (FCA) and the Defense Contractor Whistleblower Protection Act (DCWPA). In November 2016, we went to trial and the jury returned a verdict in favor of both plaintiffs, finding us liable for retaliation under both the FCA and the DCWPA, and awarded $0.8 million in compensatory damages for emotional distress. As a result of the jury's verdict, these plaintiffs are also entitled to awards of (i) back pay, (ii) front pay and (iii) attorney’s fees and costs. We challenged the jury’s verdict at the trial court level - both in terms of liability and in terms of the amount of the compensatory damages awarded. Specifically, we have asked the trial judge to: (i) grant us judgment as a matter of law and dismiss the retaliation claims under both the FCA and the DCWPA, and (ii) vacate the jury’s awards of compensatory damages.  On May 19, 2017, the court, by a Memorandum Opinion and Order, vacated the jury's verdict with respect to the awards of $0.8 million in compensatory damages for emotional distress and awarded damages in the total amount of $1.8 million for back pay and front pay. Interest and attorney's fees were also awarded and the amount will be determined at a later date. We filed an appeal in the Fourth Circuit Court of Appeals. As of June 30, 2017, we adjusted a related liability and receivable to $2.6 million. Through the appeals process, our liability could be further reduced or, if the plaintiffs are successful, increased an additional $0.8 million. We have an insurance policy that covers the amount of the liability, therefore, there was no loss recognized as of the period ended June 30, 2017. We determined that it is remote that future events will result in financial statement losses.

We have $19.3 million outstanding on our letter of credit, of which $15.2 million is related to an outstanding performance bond in connection with a contract between ManTech MENA, LLC and Jadwalean International Operations and Management Company to fulfill technical support requirements for the Royal Saudi Air Force.

10.	Stock-Based Compensation

Our 2016 Management Incentive Plan (the Plan) was designed to attract, retain and motivate key employees. The types of awards available under the Plan include stock options, restricted stock and restricted stock units (RSUs). Equity awards granted under the Plan are settled in shares of Class A common stock. At the beginning of each year, the Plan provides that the number of shares available for issuance automatically increases by an amount equal to 1.5% of the total number of shares of Class A and Class B common stock outstanding on December 31st of the previous year. On January 2, 2017, there were 581,139 additional shares made available for issuance under the Plan. Through June 30, 2017, the Board of Directors has authorized the issuance of up to 13,963,435 shares under this Plan. Through June 30, 2017, the remaining aggregate number of shares of our common stock available for future grants under the Plan was 6,220,389. The Plan expires in March 2026.

The Plan is administered by the compensation committee of our Board of Directors, along with its delegates. Subject to the express provisions of the Plan, the committee has the Board of Directors’ authority to administer and interpret the Plan, including the discretion to determine the exercise price, vesting schedule, contractual life and the number of shares to be issued.

On January 1, 2017, we adopted Accounting Standards Update (ASU) 2016-09, Compensation - Stock Compensation (Topic 718), which simplifies several aspects of the accounting for employee share-based payment transactions. All excess tax benefits (deficiencies) will be recognized as income tax expense (benefit) in the condensed consolidated income statement. For the six months ended June 30, 2017, we recorded $(0.1) million to income tax expense for tax benefits related to the exercise of stock options, vested cancellations and the vesting of restricted stock. For the six months ended June 30, 2016, we recorded $1.2 million to paid in capital related to tax deficiencies from the exercise of stock options, vested cancellations and the vesting of restricted stock. The ASU eliminates the requirement to estimate forfeitures. We have elected to account for forfeitures when they occur. Upon transition we recognized a cumulative-effect adjustment to retained earnings of $0.2 million related to previously estimated forfeitures. Excess tax benefits no longer represent financing activities as they are recognized in the income statement; therefore, excess tax benefits are not separate cash flows and will be classified as operating activities in the same manner as other cash flows related to income taxes. The ASU eliminates the requirement to reclassify excess tax benefits from operating activities to financing activities. The change in the presentation of the cash flows was applied prospectively starting January 1, 2017. Therefore, prior periods were not adjusted. Furthermore, there was no effect on the condensed consolidated statement of cash flows related to statutory tax withholding requirements on prior periods because we do not withhold shares from an employee's award for tax-withholding purposes.

Stock Compensation Expense—For the three months ended June 30, 2017 and 2016, we recorded $1.3 million and $0.2 million of stock-based compensation expense, respectively. For the six months ended June 30, 2017 and 2016, we recorded $2.3 million and $1.3 million of stock-based compensation expense, respectively. No compensation expense of employees with stock awards, including stock-based compensation expense, was capitalized during the periods.

Stock Options—Under the Plan, we have issued stock options. A stock option granted gives the holder the right, but not the obligation to purchase a certain number of shares at a predetermined price for a specific period of time. We typically issue options that vest over three years in equal installments beginning on the first anniversary of the date of grant. Under the terms of the Plan, the contractual life of the option grants may not exceed eight years. During the six months ended June 30, 2017 and 2016, we issued options that expire five years from the date of grant.

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

The following weighted-average assumptions were used for option grants during the six months ended June 30, 2017 and 2016:

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

The following table summarizes weighted-average assumptions used in our calculations of fair value for the six months ended June 30, 2017 and 2016:

	Six months ended June 30,
	2017	2016
Volatility	25.12%	23.66%
Expected life of options	3 years	3 years
Risk-free interest rate	1.67%	1.20%
Dividend yield	2.75%	3.00%

Stock Option Activity—The weighted-average fair value of options granted during the six months ended June 30, 2017 and 2016, as determined under the Black-Scholes-Merton valuation model, was $5.63 and $3.99, respectively. Option grants that vested during the six months ended June 30, 2017 and 2016 had a combined fair value of $0.8 million and $1.4 million, respectively.

The following table summarizes stock option activity for the year ended December 31, 2016 and the six months ended June 30, 2017:

	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value (in thousands)	Weighted Average Remaining Contractual Life
Stock options outstanding at December 31, 2015	2,495,310	$30.86	$3,583
Granted	199,938	$34.22
Exercised	(1,045,789)	$29.24	$8,858
Cancelled and expired	(489,040)	$37.91
Stock options outstanding at December 31, 2016	1,160,419	$29.93	$14,299
Granted	265,865	$36.87
Exercised	(102,936)	$31.15	$690
Cancelled and expired	(32,871)	$32.88
Stock options outstanding at June 30, 2017	1,290,477	$31.19	$13,156	3 years

Stock options exercisable at June 30, 2017	656,654	$28.53	$8,441	2 years

The following table summarizes non-vested stock options for the six months ended June 30, 2017:

	Number of Shares	Weighted Average Fair Value
Non-vested stock options at December 31, 2016	562,927	$4.66
Granted	265,865	$5.63
Vested	(175,348)	$4.79
Cancelled	(19,621)	$4.81
Non-vested stock options at June 30, 2017	633,823	$5.03

Unrecognized compensation expense related to non-vested awards was $2.4 million as of June 30, 2017, which is expected to be recognized over a weighted-average period of 2 years.

Restricted Stock—Under the Plan, we have issued restricted stock. A restricted stock award is an issuance of shares that cannot be sold or transferred by the recipient until the vesting period lapses. Restricted stock issued to members of our Board of Directors vests in one year. The related compensation expense is recognized over the service period and is based on the grant date fair value of the stock. The grant date fair value of the restricted stock is equal to the closing market price of our common stock on the date of grant.

Restricted Stock Activity—The following table summarizes the restricted stock activity during the year ended December 31, 2016 and the six months ended June 30, 2017:

	Number of Shares	Weighted Average Fair Value
Non-vested restricted stock at December 31, 2015	21,000	$28.98
Granted	18,000	$33.84
Vested	(21,000)	$28.98
Non-vested restricted stock at December 31, 2016	18,000	$33.84
Granted	24,000	$37.90
Vested	(18,000)	$33.84
Non-vested restricted stock at June 30, 2017	24,000	$37.90

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

RSU Activity—The following table summarizes the non-vested RSU activity during the year ended December 31, 2016 and the six months ended June 30, 2017:

	Number of Units	Weighted Average Fair Value
Non-vested RSUs at December 31, 2015	93,450	$30.84
Granted	132,988	$29.50
Cancelled and expired	(20,100)	$29.56
Non-vested RSUs at December 31, 2016	206,338	$30.10
Granted	55,380	$35.31
Cancelled and expired	(87,125)	$30.80
Non-vested RSUs at June 30, 2017	174,593	$31.41

11.	Business Segment and Geographic Area Information

We have one reportable segment. We deliver a broad array of IT and technical services solutions under contracts with the U.S. government. Our U.S. government customers typically exercise independent contracting authority, and even offices or divisions within an agency or department may directly, or through a prime contractor, use our services as a separate customer so long as that customer has independent decision-making and contracting authority within its organization. Revenues from the U.S. government under prime contracts and subcontracts were approximately 98% and 98% of our revenues for the six months ended June 30, 2017 and 2016, respectively. We treat sales to U.S. government customers as sales within the U.S. regardless of where the services are performed. U.S. revenues were approximately 98% and 98% of our total revenues for the three months ended June 30, 2017 and 2016, respectively. U.S. revenues were approximately 98% and 99% of our total revenues for the six months ended June 30, 2017 and 2016, respectively. International revenues were approximately 2% and 2% of our total revenues for the three months ended June 30, 2017 and 2016, respectively. International revenues were approximately 2% and 1% of our total revenues for the six months ended June 30, 2017 and 2016, respectively. Furthermore, substantially all assets from continuing operations were held in the U.S. for the six months ended June 30, 2017 and year ended December 31, 2016.

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

Over the last few years, financial performance in our industry was adversely impacted by public and political pressure regarding government funding levels, uncertainty about the appropriations process and delays in contract awards and spending. With the passing of budget and appropriation acts late in 2015 and early 2016, industry conditions began to improve. Entering 2017, the new Administration and Congress present shifts in the political environment and national priorities. Several priorities of the new Administration include the near term expansion of budgets for the Department of Defense related to readiness, anti-ISIS and force structure readiness, which are generally favorable to our industry. The new Administration's policy priorities will be presented to Congress to debate how to reconcile the stated priorities and needs with the continuing national budget deficits, debt ceilings and the Budget Control Act. We believe our strong position as a prime contractor and our broad array of service offerings are a competitive advantage, and that we are well positioned to support the challenges our customers face.

We recommend that you read this discussion and analysis in conjunction with our Annual Report on Form 10-K for the fiscal year ended December 31, 2016, previously filed with the SEC.

Three Months Ended June 30, 2017 Compared to the Three Months Ended June 30, 2016

The following table sets forth certain items from our condensed consolidated statements of income and the relative percentage that certain items of expenses and earnings bear to revenues, as well as the period-to-period change from June 30, 2016 to June 30, 2017.

	Three months ended June 30,				Period-to-Period Change
	2017	2016	2017	2016	2016 to 2017
	Dollars		Percentage		Dollars	Percentage
	(dollars in thousands)
REVENUES	$413,694	$401,354	100.0%	100.0%	$12,340	3.1%
Cost of services	350,674	341,511	84.8%	85.1%	9,163	2.7%
General and administrative expenses	38,085	35,629	9.2%	8.9%	2,456	6.9%
OPERATING INCOME	24,935	24,214	6.0%	6.0%	721	3.0%
Interest expense	(317)	(306)	—%	—%	11	3.6%
Interest income	28	19	—%	—%	9	47.4%
Other income (expense), net	5	45	—%	—%	(40)	(88.9)%
INCOME FROM OPERATIONS BEFORE INCOME TAXES AND EQUITY METHOD INVESTMENTS	24,651	23,972	6.0%	6.0%	679	2.8%
Provision for income taxes	(9,126)	(9,250)	2.2%	2.3%	(124)	(1.3)%
Equity in gains of unconsolidated subsidiaries	36	60	—%	—%	(24)	(40.0)%
NET INCOME	$15,561	$14,782	3.8%	3.7%	$779	5.3%

Revenues

The primary driver of our increase in revenues relates to revenues from new contract awards, growth on certain existing contracts and acquisitions. These increases were offset by contracts and tasks that ended and reduced scope of work on some contracts.

Cost of services

The increase in cost of services was primarily due to increases in revenues. As a percentage of revenues, direct labor costs increased to 49% for the three months ended June 30, 2017, compared to 48% for the same period in 2016. As a percentage of revenues, other direct costs, which include subcontractors and third party equipment and materials used in the performance of our contracts, decreased to 36% for the three months ended June 30, 2017, compared to 38% for the same period in 2016. The change in direct labor and other direct cost mix is due to increased direct labor requirements on new contract awards and the timing of material procurements on our existing contracts.

General and administrative expenses

The increase in general and administrative expenses was due to an increase in expenditures to support infrastructure, incentive compensation, including stock-based compensation expense, and amortization expense from acquired intangibles.

Provision for income taxes

Our effective tax rate is affected by recurring items, such as the relative amount of income we earn in various taxing jurisdictions and their tax rates. It is also affected by discrete items that may occur in any given year, but are not consistent from year-to-year. Our effective income tax rates were 37% and 38% for the three months ended June 30, 2017 and 2016, respectively. The decrease in our effective tax rate primarily is related to favorable performance in our executive supplemental saving plan assets during the period ended June 30, 2017.

Six Months Ended June 30, 2017 Compared to the Six Months Ended June 30, 2016

The following table sets forth certain items from our condensed consolidated statements of income and the relative percentage that certain items of expenses and earnings bear to revenues, as well as the period-to-period change from June 30, 2016 to June 30, 2017.

	Six months ended June 30,				Period-to-Period Change
	2017	2016	2017	2016	2016 to 2017
	Dollars		Percentage		Dollars	Percentage
	(dollars in thousands)
REVENUES	$832,068	$792,016	100.0%	100.0%	$40,052	5.1%
Cost of services	707,721	675,025	85.1%	85.2%	32,696	4.8%
General and administrative expenses	75,022	70,832	9.0%	9.0%	4,190	5.9%
OPERATING INCOME	49,325	46,159	5.9%	5.8%	3,166	6.9%
Interest expense	(611)	(595)	—%	—%	16	2.7%
Interest income	52	63	—%	—%	(11)	(17.5)%
Other income (expense), net	44	53	—%	—%	(9)	(17.0)%
INCOME FROM OPERATIONS BEFORE INCOME TAXES AND EQUITY METHOD INVESTMENTS	48,810	45,680	5.9%	5.8%	3,130	6.9%
Provision for income taxes	(18,226)	(17,810)	2.2%	2.3%	416	2.3%
Equity in gains of unconsolidated subsidiaries	5	128	—%	—%	(123)	(96.1)%
NET INCOME	$30,589	$27,998	3.7%	3.5%	$2,591	9.3%

Revenues

The primary driver of our increase in revenues relates to revenues from new contract awards, growth on existing contracts, including higher levels of material procurements, and acquisitions. These increases were offset by contracts and tasks that ended and reduced scope of work on some contracts.

Cost of services

The increase in cost of services was primarily due to increases in revenues. As a percentage of revenues, direct labor costs remained consistent at 49% for the six months ended June 30, 2017 and 2016. As a percentage of revenues, other direct costs, which include subcontractors and third party equipment and materials used in the performance of our contracts, remained consistent at 36% for the six months ended June 30, 2017 and 2016. We expect cost of services as a percentage of revenues to slightly increase for the remainder of 2017 due to typically higher levels of materials in the second half of the year.

General and administrative expenses

The increase in general and administrative expenses was due to increased support requirements related to our growth in revenues. As a percentage of revenues, general and administrative expenses remained consistent period to period. We expect general and administrative expenses as a percentage of revenues to slightly increase for the remainder of 2017.

Provision for income taxes

Our effective tax rate is affected by recurring items, such as the relative amount of income we earn in various taxing jurisdictions and their tax rates. It is also affected by discrete items that may occur in any given year, but are not consistent from year-to-year. Our effective income tax rates were 37% and 39% for the six months ended June 30, 2017 and 2016, respectively. The decrease in our effective tax rate is primarily related to favorable performance in our executive supplemental savings plan during the period ended June 30, 2017. Assuming no changes in federal tax legislation, we expect our effective tax rate to increase slightly for the remainder of 2017.

Backlog

At June 30, 2017 and December 31, 2016, our backlog was $4.9 billion and $4.9 billion, respectively, of which $1.1 billion and $1.0 billion, respectively, was funded backlog. The current trend is that contracts are awarded for a longer term, which increases the time over which backlog will be recognized as revenues. Backlog represents estimates that we calculate on a consistent basis. For additional information on how we compute backlog, see our Annual Report on Form 10-K for the fiscal year ended December 31, 2016, previously filed with the SEC.

Liquidity and Capital Resources

Our primary liquidity needs relate to managing working capital, making cash dividend payments, financing acquisitions, purchasing property and equipment and investing in capital software. Our primary sources of liquidity are cash from operating activities and borrowings under our revolving credit facility. On June 30, 2017, our cash and cash equivalents balance was $108.2 million. There were no outstanding borrowings under our revolving credit facility at June 30, 2017. The maximum available borrowings under our revolving credit facility at June 30, 2017 were $480.7 million. As of June 30, 2017, we were contingently liable under letters of credit totaling $19.3 million, which reduces our availability to borrow under our revolving credit facility.

Cash Flows from Operating Activities

Our operating cash flow is primarily affected by our ability to invoice and collect from our customers in a timely manner, our management of vendor payments and the overall profitability of our contracts. We bill most of our customers monthly after services are rendered. Our accounts receivable days sales outstanding were 69 and 67 for the three months ended June 30, 2017 and 2016, respectively. For the six months ended June 30, 2017 and 2016, our net cash flows from operating activities were $63.3 million and $51.2 million, respectively. The increase in net cash flows from operating activities during the six months ended June 30, 2017 when compared to the same period in 2016 was primarily due to the timing of payments related to accounts payable and accrued salaries and related expenses.

Cash Flows from Investing Activities

For the six months ended June 30, 2017, our net cash outflows from investing activities were $6.9 million, which were due to capital expenditures. For the six months ended June 30, 2016, our net cash outflows from investing activities were $52.0 million, which were primarily related to the acquisition of Oceans Edge, Inc, Cyber Division.

Cash Flows from Financing Activities

For the six months ended June 30, 2017, our net cash outflows from financing activities were $13.1 million, which were primarily due to dividends paid partially offset by the proceeds from the exercise of stock options. For the six months ended June 30, 2016, our net cash outflows from financing activities were $0.4 million, which were primarily related to dividends paid offset by the proceeds from the exercise of stock options and the excess tax benefits from the exercise of stock options.

Revolving Credit Facility

We maintain a credit agreement with a syndicate of lenders led by Bank of America, N.A., as sole administrative agent. The credit agreement provides for a $500 million revolving credit facility, with a $50 million letter of credit sublimit and a $30 million swing line loan sublimit. The credit agreement also includes an accordion feature that permits us to arrange with the lenders for the provision of additional commitments. The maturity date is June 13, 2019. Borrowings under our credit agreement are collateralized by substantially all the assets of us and our Material Subsidiaries (as defined in the credit agreement) and bear interest at one of the following variable rates as selected by us at the time of borrowing: a London Interbank Offer Rate (LIBOR) based rate plus market spreads (1.25% to 2.25% based on our consolidated total leverage ratio) or Bank of America's base rate plus market spreads (0.25% to 1.25% based on our consolidated total leverage ratio). There were no outstanding borrowings under our revolving credit facility at June 30, 2017. As of and during the six months ended June 30, 2017, we were in compliance with the financial covenants under the credit agreement.

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

Dividend

During each of the six months ended June 30, 2017 and 2016, we declared and paid quarterly dividends in the amount of $0.21 per share on both classes of our common stock. While we expect to continue the cash dividend program, any future dividends declared will be at the discretion of our Board of Directors and will depend, among other factors, upon our results of operations, financial condition and cash requirements, as well as such other factors that our Board of Directors deems relevant.

Off-Balance Sheet Arrangements

In the ordinary course of business, we use letters of credit issued to satisfy certain contractual terms with our customers. As of June 30, 2017, $19.3 million in letters of credit were issued but undrawn. We have an outstanding performance bond in connection with a contract between ManTech MENA, LLC and Jadwalean International Operations and Management Company to fulfill technical support requirements for the Royal Saudi Air Force. This performance bond is guaranteed by a letter of credit in the amount of $15.2 million. We have off-balance sheet arrangements related to operating leases. For a description of our operating leases, see our Annual Report on Form 10-K for the fiscal year ended December 31, 2016, previously filed with the SEC.

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

Recently Issued But Not Yet Adopted ASUs
On May 10, 2017, Financial Accounting Standards Board (FASB) has issued ASU 2017-09, Compensation—Stock Compensation (Topic 718): Scope of Modification Accounting, which seeks to provide clarity, reduce diversity in practice and reduce cost and complexity when applying the guidance in ASC 718, Compensation—Stock Compensation, regarding a change to the terms or conditions of a share-based payment award. ASU 2017-09 provides guidance concerning which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in ASC 718. Specifically, an entity is to account for the effects of a modification, unless all of the following are satisfied: (1) the fair value (or calculated value or intrinsic value, if such an alternative measurement method is used) of the modified award is the same as the fair value (or calculated value or intrinsic value, if such an alternative measurement method is used) of the original award immediately before the original award is modified; (2) the vesting conditions of the modified award are the same as the vesting conditions of the original award immediately before the original award is modified; and (3) the classification of the modified award as an equity instrument or as a liability instrument is the same as the classification of the original award immediately before the original award is modified. The current disclosure requirements in ASC 718 apply regardless of whether an entity is required to apply modification accounting under the amendments in ASU 2017-09. The amendments are effective for annual periods, and for interim periods within those annual periods, beginning after December 15, 2017. Early adoption is permitted, including adoption in any interim period, for reporting periods for which financial statements have not yet been issued. We do not expect the adoption of this ASU to have a material effect on our condensed consolidated financial statements.
On January 26, 2017, the FASB has issued ASU 2017-04, Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment, which simplifies the manner in which an entity determines the amount of a goodwill impairment by eliminating Step 2 from the goodwill impairment test. Step 2 measures a goodwill impairment loss by comparing the implied fair value of a reporting unit’s goodwill with the carrying amount of that goodwill. In computing the implied fair value of goodwill under Step 2, an entity, prior to the amendments in ASU 2017-04, had to perform procedures to determine the fair value at the impairment testing date of its assets and liabilities, including unrecognized assets and liabilities, in accordance with the procedure that would be required in determining the fair value of assets acquired and liabilities assumed in a business combination. Under the amendments in this ASU, an entity should (1) perform its annual or interim goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount and (2) recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value, with the understanding that the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. Public entities should adopt the amendments in this ASU prospectively for their annual, or any interim periods, in fiscal years beginning after December 15, 2019. Early adoption is permitted for all entities for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. We will evaluate adopting when we perform our goodwill impairment test in 2017. We do not expect the adoption of this ASU to have a material effect on our condensed consolidated financial statements.
On January 5, 2017, the FASB has issued ASU 2017-01, Business Combinations (Topic 805)—Clarifying the Definition of a Business, which clarifies the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. Under the current implementation guidance in Topic 805, there are three elements of a business: inputs, processes and outputs. While an integrated set of assets and activities (collectively, a “set”) that is a business usually has outputs, outputs are not required to be present. Additionally, all of the inputs and processes that a seller uses in operating a set are not required if market participants can acquire the set and continue to produce outputs. The amendments in ASU 2017-01 provide a screen to determine when a set is not a business. The screen requires that when substantially all of the fair value of the gross assets acquired (or disposed of) is concentrated in a single identifiable asset or a group of similar identifiable assets, the set is not a business. This screen reduces the number of transactions that need to be further evaluated. If, however, the screen is not met, then the amendments in this ASU (1) require that to be considered a business, a set must include, at a minimum, an input and a substantive process that together significantly contribute to the ability to create outputs and (2) remove the evaluation of whether a market participant could replace missing elements. Finally, the amendments in this ASU narrow the definition of the term “output” so that the term is consistent with the manner in which outputs are described in Topic 606. The amendments are effective for annual periods beginning after December 15, 2017, including interim periods within those periods, with early adoption permissible. We are currently evaluating the effect of adoption on our condensed consolidated financial statements.
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
The adoption of ASU 2014-09 and related ASUs issued subsequently, will impact our policies, controls, business processes and information systems. To prepare for the changes in this guidance, we developed a plan for adoption. Based on our plan, we commenced an assessment in 2016 on the impacts of this guidance on a representative sample of our existing contract population. The sample contracts selected covered more than 20% of our existing revenue base and included contracts from all of our various contract types. A majority of the contracts we tested were not impacted by the new guidance. For contracts that were impacted, we identified two primary differences. First, the determination of performance obligations under this ASU will lead to a different unit of accounting than we are currently applying. Second, for contracts where we are recognizing revenue ratably over the contract term, we will reassess whether the contract, or performance obligation, meets the definition of a "stand ready to perform" obligation. Those contracts that do not meet the "stand ready to perform" definition will be transitioned to a percentage of completion model primarily based on cost incurred. The impact of these changes will produce a more consistent gross margin period-to-period as the obligations are satisfied.
We developed a detailed implementation plan for 2017, which includes, among other things, an update to our policies, development of disclosures, updates to our controls and application of the guidance across our contract population. We plan to adopt ASU 2014-09 under the modified retrospective method only to contracts not completed at January 1, 2018. We are still assessing the quantitative impact to our condensed consolidated financial statements.

Other ASUs effective after June 30, 2017 are not expected to have a material effect on our condensed consolidated financial statements.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Our exposure to market risk relates to changes in interest rates for borrowing under our revolving credit facility. At June 30, 2017, we had no outstanding balance on our revolving credit facility. Borrowings under our revolving credit facility bear interest at variable rates. A hypothetical 10% increase in interest rates would have no effect on our interest expense for the six months ended June 30, 2017, as there were no borrowings during the year.

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

As of June 30, 2017, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), management evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 of the Exchange Act. Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level described above.

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
101
The following materials from the ManTech International Corporation Quarterly Report on Form 10-Q for the quarter ended June 30, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at June 30, 2017 and December 31, 2016; (ii) Condensed Consolidated Statements of Income for the Three and Six Months Ended June 30, 2017 and 2016; (iii) Condensed Consolidated Statements of Comprehensive Income for the Three and Six Months Ended June 30, 2017 and 2016; (iv) Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2017 and 2016; and (v) Notes to Condensed Consolidated Financial Statements.

‡ Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MANTECH INTERNATIONAL CORPORATION

		By:	/s/ GEORGE J. PEDERSEN
Date:	August 4, 2017	Name:	George J. Pedersen
		Title:	Chairman of the Board of Directors and Chief Executive Officer

		By:	/s/ JUDITH L. BJORNAAS
Date:	August 4, 2017	Name:	Judith L. Bjornaas
		Title:	Chief Financial Officer