Form 10-Q
period 2017-09-30
MANTECH INTERNATIONAL CORP
filed 2017-11-02
CIK 892537

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
__________________________________________
FORM 10-Q
__________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2017
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☒  Yes    ☐  No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of October 31, 2017 there were 25,804,662 shares outstanding of our Class A common stock and 13,189,245 shares outstanding of our Class B common stock.

MANTECH INTERNATIONAL CORPORATION
FORM 10-Q
FOR THE QUARTER ENDED September 30, 2017

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

MANTECH INTERNATIONAL CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands Except Share and Per Share Amounts)

	(unaudited)
	September 30, 2017	December 31, 2016
ASSETS
Cash and cash equivalents	$148,737	$64,936
Receivables—net	321,081	320,677
Prepaid expenses and other	27,267	34,423
Contractual inventory	125	1,277
Total Current Assets	497,210	421,313
Goodwill	955,874	955,874
Other intangible assets—net	143,581	154,931
Employee supplemental savings plan assets	32,351	29,383
Property and equipment—net	22,700	23,121
Investments	11,879	11,691
Other assets	4,048	2,151
TOTAL ASSETS	$1,667,643	$1,598,464
LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Accounts payable and accrued expenses	$107,471	$108,888
Accrued salaries and related expenses	84,518	70,768
Billings in excess of revenue earned	27,993	11,998
Total Current Liabilities	219,982	191,654
Deferred income taxes	131,720	122,081
Accrued retirement	32,411	30,581
Other long-term liabilities	11,038	12,481
TOTAL LIABILITIES	395,151	356,797
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY
Common stock, Class A—$0.01 par value; 150,000,000 shares authorized; 26,022,900 and 25,795,973 shares issued at September 30, 2017 and December 31, 2016; 25,778,787 and 25,551,860 shares outstanding at September 30, 2017 and December 31, 2016	260	258
Common stock, Class B—$0.01 par value; 50,000,000 shares authorized; 13,189,245 and 13,190,745 shares issued and outstanding at September 30, 2017 and December 31, 2016	132	132
Additional paid-in capital	481,579	471,906
Treasury stock, 244,113 and 244,113 shares at cost at September 30, 2017 and December 31, 2016	(9,158)	(9,158)
Retained earnings	799,892	778,710
Accumulated other comprehensive loss	(213)	(181)
TOTAL STOCKHOLDERS’ EQUITY	1,272,492	1,241,667
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,667,643	$1,598,464

See notes to condensed consolidated financial statements.

MANTECH INTERNATIONAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In Thousands Except Per Share Amounts)

	(unaudited) Three months ended September 30,		(unaudited) Nine months ended September 30,
	2017	2016	2017	2016
REVENUES	$422,665	$415,402	$1,254,733	$1,207,418
Cost of services	361,286	356,294	1,069,007	1,031,319
General and administrative expenses	38,239	35,608	113,261	106,440
OPERATING INCOME	23,140	23,500	72,465	69,659
Interest expense	(254)	(263)	(865)	(858)
Interest income	37	36	89	99
Other income, net	191	92	235	145
INCOME FROM OPERATIONS BEFORE INCOME TAXES AND EQUITY METHOD INVESTMENTS	23,114	23,365	71,924	69,045
Provision for income taxes	(8,004)	(8,630)	(26,230)	(26,440)
Equity in gains (losses) of unconsolidated subsidiaries	72	(71)	77	57
NET INCOME	$15,182	$14,664	$45,771	$42,662
BASIC EARNINGS PER SHARE:
Class A common stock	$0.39	$0.38	$1.18	$1.12
Class B common stock	$0.39	$0.38	$1.18	$1.12
DILUTED EARNINGS PER SHARE:
Class A common stock	$0.39	$0.38	$1.17	$1.12
Class B common stock	$0.39	$0.38	$1.17	$1.12

See notes to condensed consolidated financial statements.

MANTECH INTERNATIONAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In Thousands)

	(unaudited) Three months ended September 30,		(unaudited) Nine months ended September 30,
	2017	2016	2017	2016
NET INCOME	$15,182	$14,664	$45,771	$42,662
OTHER COMPREHENSIVE INCOME (LOSS):
Translation adjustments, net of tax	13	(15)	(32)	(11)
COMPREHENSIVE INCOME	$15,195	$14,649	$45,739	$42,651

See notes to condensed consolidated financial statements.

MANTECH INTERNATIONAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)

	(unaudited) Nine months ended September 30,
	2017	2016
CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES:
Net income	$45,771	$42,662
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	23,357	22,582
Deferred income taxes	9,711	7,187
Stock-based compensation	3,558	2,266
Equity in gains of unconsolidated subsidiaries	(77)	(57)
Excess tax benefits from exercise of stock options	—	(1,024)
Change in assets and liabilities—net of effects from acquired businesses:
Receivables—net	(462)	11,823
Prepaid expenses and other	7,273	2,437
Contractual inventory	1,152	—
Employee supplemental savings plan asset	(2,968)	(1,441)
Accounts payable and accrued expenses	(1,215)	(8,918)
Accrued salaries and related expenses	13,742	2,814
Billings in excess of revenue earned	15,669	1,327
Accrued retirement	1,830	(385)
Other	(2,101)	1,878
Net cash flow from operating activities	115,240	83,151
CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES:
Purchases of property and equipment	(5,774)	(5,666)
Investment in capitalized software for internal use	(5,123)	(1,390)
Deferred contract costs	(676)	—
Proceeds from previous acquisition	112	—
Payments to acquire investments	(110)	(474)
Acquisition of businesses—net of cash acquired	—	(47,682)
Net cash used in investing activities	(11,571)	(55,212)
CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES:
Dividends paid	(24,476)	(24,012)
Proceeds from exercise of stock options	5,931	24,636
Debt issuance costs	(1,323)	—
Excess tax benefits from exercise of stock options	—	1,024
Net cash from (used in) financing activities	(19,868)	1,648
NET CHANGE IN CASH AND CASH EQUIVALENTS	83,801	29,587
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	64,936	41,314
CASH AND CASH EQUIVALENTS, END OF PERIOD	$148,737	$70,901

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for income taxes, net	$7,283	$14,161
Cash paid for interest	$732	$739
See notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2017
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

In applying the two-class method, we determined that undistributed earnings should be allocated equally on a per share basis between Class A and Class B common stock. Under our Certificate of Incorporation, the holders of the common stock are entitled to participate ratably, on a share-for-share basis as if all shares of common stock were of a single class, in such dividends as may be declared by the Board of Directors. During each of the nine months ended September 30, 2017 and 2016, we declared and paid quarterly dividends in the amount of $0.21 per share on both classes of common stock.

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

The net income available to common stockholders and weighted average number of common shares outstanding used to compute basic and diluted earnings per share for each class of common stock are as follows (in thousands, except per share amounts):

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Distributed earnings	$8,174	$8,089	$24,475	$24,007
Undistributed earnings	7,008	6,575	21,296	18,655
Net income	$15,182	$14,664	$45,771	$42,662

Class A common stock:
Basic net income available to common stockholders	$10,030	$9,619	$30,213	$27,842
Basic weighted average common shares outstanding	25,684	25,164	25,617	24,784
Basic earnings per share	$0.39	$0.38	$1.18	$1.12

Diluted net income available to common stockholders	$10,062	$9,654	$30,304	$27,915
Effect of potential exercise of stock options	245	265	228	188
Diluted weighted average common shares outstanding	25,929	25,429	25,845	24,972
Diluted earnings per share	$0.39	$0.38	$1.17	$1.12

Class B common stock:
Basic net income available to common stockholders	$5,152	$5,045	$15,558	$14,820
Basic weighted average common shares outstanding	13,191	13,192	13,191	13,192
Basic earnings per share	$0.39	$0.38	$1.18	$1.12

Diluted net income available to common stockholders	$5,120	$5,010	$15,467	$14,747
Effect of potential exercise of stock options	—	—	—	—
Diluted weighted average common shares outstanding	13,191	13,192	13,191	13,192
Diluted earnings per share	$0.39	$0.38	$1.17	$1.12

For the three months ended September 30, 2017 and 2016, options to purchase 363,635 shares and 13,481 shares, respectively, were outstanding but not included in the computation of diluted earnings per share because the options' effect would have been anti-dilutive. For the nine months ended September 30, 2017 and 2016, options to purchase 301,985 shares and 470,229 shares, respectively, were outstanding but not included in the computation of diluted earnings per share because the options' effect would have been anti-dilutive. For the nine months ended September 30, 2017 and 2016, there were 202,459 shares and 840,419 shares, respectively, issued from the exercise of stock options.

5.	Receivables

We deliver a broad array of IT and technical services solutions under contracts with the U.S. government, state and local governments and commercial customers. The components of contract receivables are as follows (in thousands):

	September 30, 2017	December 31, 2016
Billed receivables	$260,481	$247,114
Unbilled receivables:
Amounts billable	43,675	52,640
Revenues recorded in excess of funding	10,177	20,078
Retainage	12,985	8,353
Allowance for doubtful accounts	(6,237)	(7,508)
Receivables—net	$321,081	$320,677

Amounts billable consist principally of amounts to be billed within the next month. Revenues recorded in excess of funding are billable upon receipt of contractual amendments or other modifications. The retainage is billable upon completion of contract performance and approval of final indirect expense rates by the government. Accounts receivable at September 30, 2017 are expected to be substantially collected within one year except for approximately $1.3 million, of which 97% is related to receivables from sales to the U.S. government or from contracts in which we acted as a subcontractor to other contractors selling to the U.S. government.

We do not believe that we have significant exposure to credit risk as accounts receivable and the related unbilled amounts are primarily due from the U.S. government. The allowance for doubtful accounts represents our estimate for exposure to compliance, contractual issues and bad debts related to prime contractors.

6.	Property and Equipment

Major classes of property and equipment are summarized as follows (in thousands):

	September 30, 2017	December 31, 2016
Furniture and equipment	$55,166	$51,806
Leasehold improvements	38,700	36,439
Property and equipment—gross	93,866	88,245
Accumulated depreciation and amortization	(71,166)	(65,124)
Property and equipment—net	$22,700	$23,121

Depreciation and amortization expense related to property and equipment for the three months ended September 30, 2017 and 2016 was $2.0 million and $1.8 million, respectively. Depreciation and amortization expense related to property and equipment for the nine months ended September 30, 2017 and 2016 was $6.1 million and $6.0 million, respectively.

7.	Goodwill and Other Intangible Assets

There was no change in the carrying amount of goodwill during the nine months ended September 30, 2017. The change in the carrying amount of goodwill during the year ended December 31, 2016 is as follows (in thousands):

Goodwill Balance
Goodwill at December 31, 2015	$919,591
Acquisitions	36,283
Goodwill at December 31, 2016	$955,874

Other intangible assets consisted of the following (in thousands):

	September 30, 2017			December 31, 2016
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Other intangible assets:
Contract and program intangible assets	$301,082	$172,962	$128,120	$301,082	$158,671	$142,411
Capitalized software cost for internal use	44,570	29,109	15,461	39,332	26,815	12,517
Other	58	58	—	58	55	3
Total other intangible assets—net	$345,710	$202,129	$143,581	$340,472	$185,541	$154,931

Amortization expense relating to intangible assets for both the three months ended September 30, 2017 and 2016 was $5.5 million. Amortization expense relating to intangible assets for the nine months ended September 30, 2017 and 2016 was $16.6 million and $16.2 million, respectively. We estimate that we will have the following amortization expense for the future periods indicated below (in thousands):

For the remaining three months ending December 31, 2017	$5,449
For the year ending:
December 31, 2018	$20,367
December 31, 2019	$17,799
December 31, 2020	$15,464
December 31, 2021	$12,595
December 31, 2022	$11,207

8.	Debt

Revolving Credit Facility—We maintain a credit facility with a syndicate of lenders led by Bank of America, N.A, as administrative agent and PNC Bank, National Association as swing line lender. The credit agreement provides for a $500 million revolving credit facility, with a $75 million letter of credit sublimit and a $30 million swing line loan sublimit. The credit agreement also includes an accordion feature that permits us to arrange with the lenders for the provision of additional commitments. On August 17, 2017, we amended and restated our revolving credit facility, which among other things increased the letter of credit sublimit to $75 million and extended the maturity date to August 17, 2022. We deferred $2.2 million in debt issuance costs, cumulatively over the agreement, which are amortized over the term of the credit agreement.

Borrowings under our credit agreement are collateralized by substantially all of our assets and those of our Material Subsidiaries (as defined in the credit agreement) and bear interest at one of the following variable rates as selected by us at the time of borrowing: a London Interbank Offer Rate based rate plus market-rate spreads (1.25% to 2.25% based on our consolidated total leverage ratio) or Bank of America's base rate plus market spreads (0.25% to 1.25% based on our consolidated total leverage ratio).

The terms of the credit agreement permit prepayment and termination of the loan commitments at any time, subject to certain conditions. The credit agreement requires us to comply with specified financial covenants, including the maintenance of certain leverage ratios and a certain consolidated coverage ratio. The credit agreement also contains various covenants, including affirmative covenants with respect to certain reporting requirements and maintaining certain business activities, and negative covenants that, among other things, may limit or impose restrictions on our ability to incur liens, incur additional indebtedness, make investments, make acquisitions and undertake certain other actions. As of and during the nine months ended September 30, 2017 and 2016, we were in compliance with the financial covenants under the credit agreement.

There was no outstanding balance on our revolving credit facility at both September 30, 2017 and December 31, 2016, respectively. The maximum available borrowing under the revolving credit facility at September 30, 2017 was $484.7 million. As of September 30, 2017, we were contingently liable under letters of credit totaling $15.3 million, which reduces our availability to borrow under our revolving credit facility.

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

We are a defendant in a lawsuit filed by two former employees alleging retaliation under both the False Claims Act (FCA) and the Defense Contractor Whistleblower Protection Act (DCWPA). In November 2016, we went to trial and the jury returned a verdict in favor of both plaintiffs, finding us liable for retaliation under both the FCA and the DCWPA, and awarded $0.8 million in compensatory damages for emotional distress. As a result of the jury's verdict, these plaintiffs are also entitled to awards of (i) back pay, (ii) front pay and (iii) attorneys' fees and costs. We challenged the jury’s verdict at the trial court level - both in terms of liability and in terms of the amount of the compensatory damages awarded. Specifically, we have asked the trial judge to: (i) grant us judgment as a matter of law and dismiss the retaliation claims under both the FCA and the DCWPA, and (ii) vacate the jury’s awards of compensatory damages.  On May 19, 2017, the court, by a Memorandum Opinion and Order, vacated the jury's verdict with respect to the awards of $0.8 million in compensatory damages for emotional distress and awarded damages in the total amount of $1.8 million for back pay and front pay. On August 30, 2017, the judge awarded attorneys' fees and costs and the judgment entered on May 19, 2017 in favor of both plaintiffs was amended as follows: (i) to plaintiff #1, $0.3 million in attorneys' fees and costs; $0.9 million in back pay with interest at the rate of $16.92 per diem from November 18, 2016 through the date of the amended judgment, and $0.3 million in front pay; and (ii) to plaintiff #2, $0.3 million in attorneys’ fees and costs; $0.5 million in back pay with interest at the rate of $9.79 per diem from November 18, 2016 through the date of the amended judgment, and $0.2 million in front pay. We filed an appeal in the Fourth Circuit Court of Appeals. As of September 30, 2017, we accrued a liability and recorded a receivable for $2.3 million. Through the appeals process, our liability could be further reduced or, if the plaintiffs are successful, increased an additional $0.8 million. We have an insurance policy that covers the amount of the liability, therefore, no loss was recognized as of the nine months ended September 30, 2017. We determined that it is remote that future events in connection with this matter will result in financial statement losses.

We have $15.3 million outstanding on our letter of credit, of which $15.2 million is related to an outstanding performance bond in connection with a contract between ManTech MENA, LLC and Jadwalean International Operations and Management Company to fulfill technical support requirements for the Royal Saudi Air Force.

10.	Stock-Based Compensation

Our 2016 Management Incentive Plan (the Plan) was designed to attract, retain and motivate key employees. The types of awards available under the Plan include stock options, restricted stock and restricted stock units (RSUs). Equity awards granted under the Plan are settled in shares of Class A common stock. At the beginning of each year, the Plan provides that the number of shares available for issuance automatically increases by an amount equal to 1.5% of the total number of shares of Class A and Class B common stock outstanding on December 31st of the previous year. On January 2, 2017, there were 581,139 additional shares made available for issuance under the Plan. Through September 30, 2017, the Board of Directors has authorized the issuance of up to 13,963,435 shares under this Plan. Through September 30, 2017, the remaining aggregate number of shares of our common stock available for future grants under the Plan was 6,226,851. The Plan expires in March 2026.

The Plan is administered by the compensation committee of our Board of Directors, along with its delegates. Subject to the express provisions of the Plan, the committee has the Board of Directors’ authority to administer and interpret the Plan, including the discretion to determine the exercise price, vesting schedule, contractual life and the number of shares to be issued.

On January 1, 2017, we adopted Accounting Standards Update (ASU) 2016-09, Compensation - Stock Compensation (Topic 718), which simplifies several aspects of the accounting for employee share-based payment transactions. All excess tax benefits (deficiencies) will be recognized as income tax expense (benefit) in the condensed consolidated income statement. For the nine months ended September 30, 2017, we recorded $0.4 million to income tax expense for tax benefits related to the exercise of stock options, vested cancellations and the vesting of restricted stock. For the nine months ended September 30, 2016, we recorded $0.7 million to paid in capital related to tax deficiencies from the exercise of stock options, vested cancellations and the vesting of restricted stock. The ASU eliminates the requirement to estimate forfeitures. We have elected to account for forfeitures when they occur. Upon transition we recognized a cumulative-effect adjustment to retained earnings of $0.2 million related to previously estimated forfeitures. Under the ASU, excess tax benefits no longer represent financing activities as they are recognized in the income statement; therefore, excess tax benefits are not separate cash flows and will be classified as operating activities in the same manner as other cash flows related to income taxes. The ASU eliminates the requirement to reclassify excess tax benefits from operating activities to financing activities. The change in the presentation of the cash flows was applied prospectively starting January 1, 2017. Therefore, prior periods were not adjusted. Furthermore, there was no effect on the condensed consolidated statement of cash flows related to statutory tax withholding requirements on prior periods because we do not withhold shares from an employee's award for tax-withholding purposes.

Stock Compensation Expense—For the three months ended September 30, 2017 and 2016, we recorded $1.3 million and $1.0 million of stock-based compensation expense, respectively. For the nine months ended September 30, 2017 and 2016, we recorded $3.6 million and $2.3 million of stock-based compensation expense, respectively. No compensation expense of employees with stock awards, including stock-based compensation expense, was capitalized during the periods.

Stock Options—Under the Plan, we have issued stock options. A stock option granted gives the holder the right, but not the obligation to purchase a certain number of shares at a predetermined price for a specific period of time. We typically issue options that vest over three years in equal installments beginning on the first anniversary of the date of grant. Under the terms of the Plan, the contractual life of the option grants may not exceed eight years. During the nine months ended September 30, 2017 and 2016, we issued options that expire five years from the date of grant.

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

The following weighted-average assumptions were used for option grants during the nine months ended September 30, 2017 and 2016:

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

The following table summarizes weighted-average assumptions used in our calculations of fair value for the nine months ended September 30, 2017 and 2016:

	Nine months ended September 30,
	2017	2016
Volatility	25.13%	23.74%
Expected life of options	3 years	3 years
Risk-free interest rate	1.67%	1.16%
Dividend yield	2.75%	3.00%

Stock Option Activity—The weighted-average fair value of options granted during the nine months ended September 30, 2017 and 2016, as determined under the Black-Scholes-Merton valuation model, was $5.65 and $4.15, respectively. Option grants that vested during the nine months ended September 30, 2017 and 2016 had a combined fair value of $0.9 million and $1.4 million, respectively.

The following table summarizes stock option activity for the year ended December 31, 2016 and the nine months ended September 30, 2017:

	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value (in thousands)	Weighted Average Remaining Contractual Life
Stock options outstanding at December 31, 2015	2,495,310	$30.86	$3,583
Granted	199,938	$34.22
Exercised	(1,045,789)	$29.24	$8,858
Cancelled and expired	(489,040)	$37.91
Stock options outstanding at December 31, 2016	1,160,419	$29.93	$14,299
Granted	271,390	$36.96
Exercised	(202,459)	$29.46	$1,950
Cancelled and expired	(44,858)	$32.86
Stock options outstanding at September 30, 2017	1,184,492	$31.51	$14,973	3 years

Stock options exercisable at September 30, 2017	565,724	$28.73	$8,722	1 year

The following table summarizes non-vested stock options for the nine months ended September 30, 2017:

	Number of Shares	Weighted Average Fair Value
Non-vested stock options at December 31, 2016	562,927	$4.66
Granted	271,390	$5.65
Vested	(185,516)	$4.78
Cancelled	(30,033)	$4.82
Non-vested stock options at September 30, 2017	618,768	$5.05

Unrecognized compensation expense related to non-vested awards was $2.0 million as of September 30, 2017, which is expected to be recognized over a weighted-average period of 2 years.

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

Restricted Stock Activity—The following table summarizes the restricted stock activity during the year ended December 31, 2016 and the nine months ended September 30, 2017:

	Number of Shares	Weighted Average Fair Value
Non-vested restricted stock at December 31, 2015	21,000	$28.98
Granted	18,000	$33.84
Vested	(21,000)	$28.98
Non-vested restricted stock at December 31, 2016	18,000	$33.84
Granted	24,000	$37.90
Vested	(18,000)	$33.84
Non-vested restricted stock at September 30, 2017	24,000	$37.90

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

RSU Activity—The following table summarizes the non-vested RSU activity during the year ended December 31, 2016 and the nine months ended September 30, 2017:

	Number of Units	Weighted Average Fair Value
Non-vested RSUs at December 31, 2015	93,450	$30.84
Granted	132,988	$29.50
Cancelled and expired	(20,100)	$29.56
Non-vested RSUs at December 31, 2016	206,338	$30.10
Granted	55,830	$35.34
Cancelled and expired	(87,725)	$30.79
Non-vested RSUs at September 30, 2017	174,443	$31.43

11.	Business Segment and Geographic Area Information

We have one reportable segment. We deliver a broad array of IT and technical services solutions under contracts with the U.S. government. Our U.S. government customers typically exercise independent contracting authority, and even offices or divisions within an agency or department may directly, or through a prime contractor, use our services as a separate customer so long as that customer has independent decision-making and contracting authority within its organization. Revenues from the U.S. government under prime contracts and subcontracts were approximately 97% and 98% of our revenues for the nine months ended September 30, 2017 and 2016, respectively. We treat sales to U.S. government customers as sales within the U.S. regardless of where the services are performed. U.S. revenues were approximately 98% and 99% of our total revenues for the three months ended September 30, 2017 and 2016, respectively. U.S. revenues were approximately 98% and 99% of our total revenues for the nine months ended September 30, 2017 and 2016, respectively. International revenues were approximately 2% and 1% of our total revenues for the three months ended September 30, 2017 and 2016, respectively. International revenues were approximately 2% and 1% of our total revenues for the nine months ended September 30, 2017 and 2016, respectively. Furthermore, substantially all assets from continuing operations were held in the U.S. for the nine months ended September 30, 2017 and year ended December 31, 2016.

12.	Subsequent Event

Management has evaluated subsequent events after the balance sheet date through the financial statements issuance date for appropriate accounting and disclosure.

Acquisition of InfoZen, LLC

On October 2, 2017, we completed the acquisition of InfoZen, LLC (InfoZen). We funded the acquisition with cash on hand and borrowings on our revolving credit facility. InfoZen provides leading IT solutions primarily to agencies within the Department of Homeland Security. The acquisition strategically enhances our offerings to support the use of today's advanced technology to meet our customers' increasing needs in the rapidly growing enterprise IT arena. The preliminary purchase price was $178.7 million, which is subject to a final working capital adjustment and contingent consideration of $6.0 million.

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

Over the last few years, financial performance in our industry was adversely impacted by public and political pressure regarding government funding levels, uncertainty about the appropriations process and delays in contract awards and spending. With the passing of budget and appropriation acts late in 2015 and early 2016, industry conditions began to improve. The President's fiscal year 2018 budget proposal includes the near term expansion of budgets for the Department of Defense related to readiness, anti-ISIS and force structure readiness, which are generally viewed favorable to our industry. While Congress debates the Administration's funding priorities contained in the President's budget proposal, the U.S. Government is operating under a Continuing Resolution which funds the government through December 8, 2017. Congressional funding appropriations have been, and continue to be, debated in relation to national budget deficits, debt ceilings and the Budget Control Act. We believe our strong position as a prime contractor and our broad array of service offerings are a competitive advantage, and that we are well positioned to support the challenges our customers face.

We recommend that you read this discussion and analysis in conjunction with our Annual Report on Form 10-K for the fiscal year ended December 31, 2016, previously filed with the SEC.

Three Months Ended September 30, 2017 Compared to the Three Months Ended September 30, 2016

The following table sets forth certain items from our condensed consolidated statements of income and the relative percentage that certain items of expenses and earnings bear to revenues, as well as the period-to-period change from September 30, 2016 to September 30, 2017.

	Three months ended September 30,				Period-to-Period Change
	2017	2016	2017	2016	2016 to 2017
	Dollars		Percentage		Dollars	Percentage
	(dollars in thousands)
REVENUES	$422,665	$415,402	100.0%	100.0%	$7,263	1.7%
Cost of services	361,286	356,294	85.5%	85.8%	4,992	1.4%
General and administrative expenses	38,239	35,608	9.0%	8.5%	2,631	7.4%
OPERATING INCOME	23,140	23,500	5.5%	5.7%	(360)	(1.5)%
Interest expense	(254)	(263)	—%	0.1%	(9)	(3.4)%
Interest income	37	36	—%	—%	1	2.8%
Other income, net	191	92	—%	—%	99	107.6%
INCOME FROM OPERATIONS BEFORE INCOME TAXES AND EQUITY METHOD INVESTMENTS	23,114	23,365	5.5%	5.6%	(251)	(1.1)%
Provision for income taxes	(8,004)	(8,630)	1.9%	2.1%	(626)	(7.3)%
Equity in gains (losses) of unconsolidated subsidiaries	72	(71)	—%	—%	143	201.4%
NET INCOME	$15,182	$14,664	3.6%	3.5%	$518	3.5%

Revenues

The primary driver of our increase in revenues relates to revenues from new contract awards, growth on certain existing contracts and acquisitions. These increases were offset by contracts and tasks that ended and reduced scope of work on some contracts.

Cost of services

The increase in cost of services was primarily due to increases in revenues. As a percentage of revenues, direct labor costs increased to 48% for the three months ended September 30, 2017, compared to 46% for the same period in 2016. As a percentage of revenues, other direct costs, which include subcontractors as well as equipment and materials used in the performance of our contracts, decreased to 38% for the three months ended September 30, 2017, compared to 40% for the same period in 2016. The decrease in other direct costs, as a percentage of revenues, was primarily due to lower material purchases on our contracts and increases in direct labor.

General and administrative expenses

The increase in general and administrative expenses was due to an increase in bid and proposal spending, incentive compensation expense and expenditures to support infrastructure.

Provision for income taxes

Our effective tax rate is affected by recurring items, such as the relative amount of income we earn in various taxing jurisdictions and their tax rates. It is also affected by discrete items that may occur in any given year, but are not consistent from year-to-year. Our effective income tax rates were 35% and 37% for the three months ended September 30, 2017 and 2016, respectively. The decrease in our effective tax rate primarily is related to favorable performance in our executive supplemental saving plan assets and the tax benefit from the exercise of stock options during the period ended September 30, 2017.

Nine Months Ended September 30, 2017 Compared to the Nine Months Ended September 30, 2016

The following table sets forth certain items from our condensed consolidated statements of income and the relative percentage that certain items of expenses and earnings bear to revenues, as well as the period-to-period change from September 30, 2016 to September 30, 2017.

	Nine months ended September 30,				Period-to-Period Change
	2017	2016	2017	2016	2016 to 2017
	Dollars		Percentage		Dollars	Percentage
	(dollars in thousands)
REVENUES	$1,254,733	$1,207,418	100.0%	100.0%	$47,315	3.9%
Cost of services	1,069,007	1,031,319	85.2%	85.4%	37,688	3.7%
General and administrative expenses	113,261	106,440	9.0%	8.8%	6,821	6.4%
OPERATING INCOME	72,465	69,659	5.8%	5.8%	2,806	4.0%
Interest expense	(865)	(858)	0.1%	0.1%	7	0.8%
Interest income	89	99	—%	—%	(10)	(10.1)%
Other income, net	235	145	—%	—%	90	62.1%
INCOME FROM OPERATIONS BEFORE INCOME TAXES AND EQUITY METHOD INVESTMENTS	71,924	69,045	5.7%	5.7%	2,879	4.2%
Provision for income taxes	(26,230)	(26,440)	2.1%	2.2%	(210)	(0.8)%
Equity in gains of unconsolidated subsidiaries	77	57	—%	—%	20	35.1%
NET INCOME	$45,771	$42,662	3.6%	3.5%	$3,109	7.3%

Revenues

The primary driver of our increase in revenues relates to revenues from new contract awards, growth on existing contracts, including higher levels of material procurements and acquisitions. These increases were offset by contracts and tasks that ended and reduced scope of work on some contracts.

Cost of services

The increase in cost of services was primarily due to increases in revenues. As a percentage of revenues, direct labor costs increased to 49% for the nine months ended September 30, 2017, compared to 48% for the same period in 2016. As a percentage of revenues, other direct costs, which include subcontractors as well as equipment and materials used in the performance of our contracts, was 37% for both the nine months ended September 30, 2017 and 2016. We expect cost of services as a percentage of revenues to slightly increase for the remainder of 2017 due to increased levels of materials in the last quarter of the year.

General and administrative expenses

The increase in general and administrative expenses was due to increased support requirements related to our growth in revenues. As a percentage of revenues, general and administrative expenses remained consistent period to period. We expect general and administrative expenses as a percentage of revenues to slightly increase for the remainder of 2017.

Provision for income taxes

Our effective tax rate is affected by recurring items, such as the relative amount of income we earn in various taxing jurisdictions and their tax rates. It is also affected by discrete items that may occur in any given year, but are not consistent from year-to-year. Our effective income tax rates were 36% and 38% for the nine months ended September 30, 2017 and 2016, respectively. The decrease in our effective tax rate is primarily related to favorable performance in our executive supplemental savings plan and the tax benefit from stock option exercises during the period ended September 30, 2017. Assuming no changes in federal tax legislation, we expect our effective tax rate to increase slightly for the remainder of 2017.

Backlog

At September 30, 2017 and December 31, 2016, our backlog was $6.3 billion and $4.9 billion, respectively, of which $1.5 billion and $1.0 billion, respectively, was funded backlog. The increase in backlog is due to new contract awards. The current trend is that contracts are awarded for a longer term, which increases the time over which backlog will be recognized as revenues. Backlog represents estimates that we calculate on a consistent basis. For additional information on how we compute backlog, see our Annual Report on Form 10-K for the fiscal year ended December 31, 2016, previously filed with the SEC.

Liquidity and Capital Resources

Our primary liquidity needs relate to managing working capital, making cash dividend payments, financing acquisitions, purchasing property and equipment and investing in capital software. Our primary sources of liquidity are cash from operating activities and borrowings under our revolving credit facility. On September 30, 2017, our cash and cash equivalents balance was $148.7 million. There were no outstanding borrowings under our revolving credit facility at September 30, 2017. The maximum available borrowings under our revolving credit facility at September 30, 2017 were $484.7 million. As of September 30, 2017, we were contingently liable under letters of credit totaling $15.3 million, which reduces our availability to borrow under our revolving credit facility. After the close of the quarter, we completed the acquisition of InfoZen, LLC, which was funded with cash on hand and borrowings on our revolving credit facility.

Cash Flows from Operating Activities

Our operating cash flow is primarily affected by our ability to invoice and collect from our customers in a timely manner, our management of vendor payments and the overall profitability of our contracts. We bill most of our customers monthly after services are rendered. Our accounts receivable days sales outstanding were 68 and 63 for the three months ended September 30, 2017 and 2016, respectively. For the nine months ended September 30, 2017 and 2016, our net cash flows from operating activities were $115.2 million and $83.2 million, respectively. The increase in net cash flows from operating activities during the nine months ended September 30, 2017 when compared to the same period in 2016 was primarily due to the timing of payments related to accounts payable and accrued salaries and related expenses as well as an increase in net income and billings in excess of revenue earned.

Cash Flows from Investing Activities

For the nine months ended September 30, 2017, our net cash outflows from investing activities were $11.6 million, which were due to capital expenditures. For the nine months ended September 30, 2016, our net cash outflows from investing activities were $55.2 million, which were primarily related to the acquisition of Oceans Edge, Inc, Cyber Division.

Cash Flows from Financing Activities

For the nine months ended September 30, 2017, our net cash outflows from financing activities were $19.9 million, which were primarily due to dividends paid partially offset by the proceeds from the exercise of stock options. For the nine months ended September 30, 2016, our net cash inflows from financing activities were $1.6 million, which were primarily due to the proceeds from the exercise of stock options and the excess tax benefits from exercise of stock options offset by dividends paid.

Revolving Credit Facility

We maintain a credit agreement with a syndicate of lenders led by Bank of America, N.A., as administrative agent and PNC Bank, National Association as swing line lender. The credit agreement provides for a $500 million revolving credit facility, with a $75 million letter of credit sublimit and a $30 million swing line loan sublimit. The credit agreement also includes an accordion feature that permits us to arrange with the lenders for the provision of additional commitments. The maturity date is August 17, 2022. Borrowings under our credit agreement are collateralized by substantially all the assets of us and our Material Subsidiaries (as defined in the credit agreement) and bear interest at one of the following variable rates as selected by us at the time of borrowing: a London Interbank Offer Rate (LIBOR) based rate plus market spreads (1.25% to 2.25% based on our consolidated total leverage ratio) or Bank of America's base rate plus market spreads (0.25% to 1.25% based on our consolidated total leverage ratio). There was no outstanding balance on our revolving credit facility at September 30, 2017. As of and during the nine months ended September 30, 2017, we were in compliance with the financial covenants under the credit agreement.

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

Dividend

During each of the nine months ended September 30, 2017 and 2016, we declared and paid quarterly dividends in the amount of $0.21 per share on both classes of our common stock. While we expect to continue the cash dividend program, any future dividends declared will be at the discretion of our Board of Directors and will depend, among other factors, upon our results of operations, financial condition and cash requirements, as well as such other factors that our Board of Directors deems relevant.

Off-Balance Sheet Arrangements

In the ordinary course of business, we use letters of credit issued to satisfy certain contractual terms with our customers. As of September 30, 2017, $15.3 million in letters of credit were issued but undrawn. We have an outstanding performance bond in connection with a contract between ManTech MENA, LLC and Jadwalean International Operations and Management Company to fulfill technical support requirements for the Royal Saudi Air Force. This performance bond is guaranteed by a letter of credit in the amount of $15.2 million. We have off-balance sheet arrangements related to operating leases. For a description of our operating leases, see our Annual Report on Form 10-K for the fiscal year ended December 31, 2016, previously filed with the SEC.

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
On May 28, 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers. ASU 2014-09 supersedes existing revenue recognition guidance, including ASC 605-35, Revenue Recognition - Construction-Type and Production-Type Contracts. ASU 2014-09 outlines a single set of comprehensive principles for recognizing revenue under GAAP. Among other things, it requires companies to identify contractual performance obligations and determine whether revenue should be recognized at a point in time or over time. These concepts, as well as other aspects of ASU 2014-09, may change the method and/or timing of revenue recognition for certain of our contracts. ASU 2014-09 may be applied either retrospectively or through the use of a modified-retrospective method. In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date. The amendments in ASU 2015-14 deferred the effective date of ASU 2014-09 for all entities by one year. Public business entities should apply the guidance in ASU 2014-09 to annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. Earlier application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. Several related ASUs have been issued since the issuance of ASU 2014-09. These ASUs, which modify certain sections of ASU 2014-09, are intended to promote a more consistent interpretation and application of the principles outlined in the standard.
The adoption of ASU 2014-09 and related ASUs issued subsequently will impact our policies, controls, business processes and information systems. To prepare for the changes in this guidance, we developed a plan for adoption. Based on our plan, we commenced an assessment in 2016 on the impacts of this guidance on a representative sample of our existing contract population. The sample contracts selected covered more than 20% of our existing revenue base and included contracts from all of our various contract types. A majority of the contracts we tested were not impacted by the new guidance. For contracts that were impacted, we identified two primary differences. First, the determination of performance obligations under this ASU will lead to a different unit of accounting than we are currently applying. Second, for contracts where we are recognizing revenue ratably over the contract term, we will reassess whether the contract, or performance obligation, meets the definition of a "stand ready to perform" obligation. Those contracts that do not meet the "stand ready to perform" definition will be transitioned to a percentage of completion model primarily based on cost incurred. The impact of these changes will produce a more consistent gross margin period-to-period as the obligations are satisfied.
We developed a detailed implementation plan for 2017, which includes, among other things, an update to our policies, development of disclosures, updates to our controls and application of the guidance across our contract population. We plan to adopt ASU 2014-09 under the modified retrospective method only to contracts not substantially completed at January 1, 2018. While we are still assessing the quantitative impact to our condensed consolidated financial statements, we do expect a significant impact from additional disclosures required under the ASU.
Other ASUs effective after September 30, 2017 are not expected to have a material effect on our condensed consolidated financial statements.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Our exposure to market risk relates to changes in interest rates for borrowing under our revolving credit facility. At September 30, 2017, we had no outstanding balance on our revolving credit facility. Borrowings under our revolving credit facility bear interest at variable rates. A hypothetical 10% increase in interest rates would have no effect on our interest expense for the nine months ended September 30, 2017, as there were no borrowings during the year.

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

As of September 30, 2017, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), management evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 of the Exchange Act. Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level described above.

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
10.1
Second Amended and Restated Credit Agreement, by and among the Company and a syndicate of lenders, including Bank of America, N.A., acting as administrative agent for the lenders, dated as of August 17, 2017 (incorporated herein by reference from registrant's Current Report on Form 8-K, as filed with the SEC on August 23, 2017).

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
101
The following materials from the ManTech International Corporation Quarterly Report on Form 10-Q for the quarter ended September 30, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at September 30, 2017 and December 31, 2016; (ii) Condensed Consolidated Statements of Income for the Three and Nine Months Ended September 30, 2017 and 2016; (iii) Condensed Consolidated Statements of Comprehensive Income for the Three and Nine Months Ended September 30, 2017 and 2016; (iv) Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2017 and 2016; and (v) Notes to Condensed Consolidated Financial Statements.

‡ Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MANTECH INTERNATIONAL CORPORATION

		By:	/s/ GEORGE J. PEDERSEN
Date:	November 2, 2017	Name:	George J. Pedersen
		Title:	Chairman of the Board of Directors and Chief Executive Officer

		By:	/s/ JUDITH L. BJORNAAS
Date:	November 2, 2017	Name:	Judith L. Bjornaas
		Title:	Chief Financial Officer