Form 10-K
period 2017-12-31
MANTECH INTERNATIONAL CORP
filed 2018-02-23
CIK 892537

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017
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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☒    No  ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.  Yes ☐    No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒    No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to the Form 10-K.   ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐    No  ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2017 was $1.06 billion (based on the closing price of $41.38 per share on June 30, 2017, as reported by the Nasdaq Global Select Market).
There were the following numbers of shares outstanding of each of the registrant's classes of common stock as of February 21, 2018: ManTech International Corp. Class A Common Stock, $0.01 par value per share, 26,040,507 shares; ManTech International Corp. Class B Common Stock, $0.01 par value per share, 13,189,245 shares.
DOCUMENTS INCORPORATED BY REFERENCE
Certain portions of the definitive Proxy Statement to be filed with the Securities Exchange Commission pursuant to Regulation 14A in connection with the registrant's 2018 Annual Meeting of Stockholders, to be filed subsequent to the date hereof, are incorporated by reference into Part III (Items 10, 11, 12, 13 and 14) of this Annual Report on Form 10-K. Such definitive Proxy Statement will be filed with the Commission not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

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

Factors or risks that could cause our actual results to differ materially from the results we anticipate include, but are not limited to, the following:

•	Failure to maintain our relationship with the U.S. government, or the failure to compete effectively for new contract awards or to retain existing U.S. government contracts;

•	Inability to recruit and retain a sufficient number of employees with specialized skill sets or necessary security clearances who are in great demand and limited supply;

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

•	Failure to successfully integrate acquired companies or businesses into our operations or to realize any accretive or synergistic effects from such acquisitions;

•	Increased exposure to risks associated with conducting business internationally;

•	Adverse changes in business conditions that may cause our investments in recorded goodwill to become impaired;

•	Non-compliance with, or adverse changes in, complex U.S. government laws, procurement regulations or processes; and

•	Adverse results of U.S. government audits or other investigations of our government contracts.

We urge you not to place undue reliance on these forward-looking statements, which speak only as of the date of this Annual Report. We undertake no obligation to update any forward-looking statement made herein following the date of this Annual Report, whether as a result of new information, subsequent events or circumstances, changes in expectations or otherwise.

Item 1.	Business

Corporate Overview and Background

We provide mission-focused technology solutions and services for U.S. defense, intelligence community and federal civilian agencies. Now in our 50th year, we excel in full-spectrum cyber, data collection & analytics, enterprise IT, systems engineering and software application development solutions that support national and homeland security. We are able to leverage our technical capabilities, our intimate knowledge of our customers' missions, and our experience providing a wide array of solutions and services to help our customers meet some of their greatest challenges and succeed in their most important endeavors. We provide services that support missions of national significance, such as military operations readiness and wellness, terrorist threat detection, information security and border protection.

We were co-founded by George J. Pedersen in 1968 as a New Jersey corporation, starting with a single U.S. Navy contract. We reincorporated as a Delaware corporation shortly before our initial public offering in February 2002. Since then we have grown substantially. Our annual revenues have increased from approximately $400 million at the end of 2001 to $1.72 billion in 2017. Additional financial information is provided in this Annual Report under Item 8 “Financial Statements and Supplemental Data.”

Our Solutions and Services

We combine deep domain understanding and technical capability to deliver comprehensive information technology (IT), systems engineering and other services and solutions, primarily in support of mission-critical programs for the intelligence community, the Department of Defense (DoD) and federal civilian agencies including the diplomatic, homeland security, healthcare and space communities. We integrate our broad capabilities into tailored solutions to meet the evolving requirements of our customers' long-term programs. The following solution sets are aligned with the long-term needs of our customers:

•Cyber;
•Enterprise IT;
•Software, Application and Systems Development;
•Multi-Disciplined Intelligence;

•	Command, Control, Communications, Computers, Combat Systems, Intelligence, Surveillance and Reconnaissance (C5ISR);
•Program Protection and Mission Assurance;
•Systems Engineering;
•Training; and
•Supply Chain Management and Logistics.

Cyber

We provide full-spectrum cyber, encompassing defense, resilience, offense, analytics and compliance. Our cyber solutions and services includes security operations, threat intelligence, incident response and forensics, boundary defense, security systems engineering, infrastructure security, and computer forensics and exploitation. Our professionals tackle the most challenging problems facing the nation, preventing, identifying and neutralizing external cyber attacks, engineering tailored defensive security solutions and controls, developing robust insider threat detection programs, creating enterprise vulnerability management programs and supporting offensive and exploitation efforts.  Our forensics and incident response capabilities can provide our customers with additional insight and evidence for post-attack assessments, assisting our customers with efforts to strengthen their security posture. We offer customers insight into their infrastructure and the opportunity to deny, disrupt and degrade attempts to compromise our customers' business operations and reputation.

Enterprise IT

We develop, implement and sustain solutions that leverage technology across an enterprise delivering services that improve mission performance and reduce costs for our customers. Solutions typically involve hardware and software to support the core technology infrastructure, such as data centers, cloud services, e-mail or desktop computing and managed services. Specific applications include IT service management, help desk, data center consolidation, enterprise architecture, mobile computing and device management, network operations and infrastructure, virtualization/cloud computing and migration, network and database administration, enterprise systems development and management, infrastructure as a managed service, data collection and analytics including predictive and other types of analytics. We evaluate our customers' enterprise infrastructure with the goal of enhancing security, increasing efficiency, reducing system footprint and lowering total cost of ownership. We are at the forefront of helping our customers migrate to new, innovative enterprise IT management methodologies, including fully-outsourced, managed services models.

Software, Application and Systems Development

We develop, modify and maintain software solutions and complex systems that link different computing systems and software applications to act as a coordinated whole. This solution set includes a broad array of full lifecycle services, including requirements analysis; planning, design, implementation, integration and enhancement; testing, deployment, maintenance and quality assurance; and documentation and configuration management. Our software and systems development activities support all major software development lifecycle methodologies including Agile, DevOps, DevSecOps and hybrid methodologies. We develop software solutions and systems across many domains and mission-specific applications. Our experienced software engineers and developers design, develop, integrate, operate and sustain mission-critical software applications and systems across defense, intelligence and federal civilian customers worldwide.

Multi-Disciplined Intelligence

We provide specialized professional and technical solutions and mission support services in the interest of national security. Specific solutions include support to strategic and tactical intelligence systems, networks and facilities; development and integration of collection and analysis systems and techniques; and support to the development and application of analytical techniques to counterintelligence, homeland security operations, human intelligence operations/training and counterterrorist operations. We provide signals intelligence collection, analysis and dissemination, intelligence analysis and linguistics support, as well as cyber threat intelligence and insider threat support. We develop, integrate and maintain advanced signal processing systems to support classified programs and facilities that collect and process intelligence. We provide counterterrorism operations support and counterintelligence analytical expertise.

Command, Control, Communications, Computers, Combat Systems, Intelligence, Surveillance and Reconnaissance

We are a proven leader in the design, development, analysis, implementation and support of all aspects of C5ISR systems and technology. Our experience includes land, sea, air, space and cyber domains, to include command-and-control infrastructure, intelligence, surveillance and reconnaissance platforms and sensors (manned and unmanned), and the communication, dissemination and analysis of data. Our C5ISR solutions and capabilities span the entire lifecycle continuum to include modeling and simulation; test and evaluation; supporting telecommunications systems and terrestrial sensors; developing, testing and incorporating new technology; and providing training for solutions needed by our customers. We have developed, tested, fielded and supported systems for the U.S. government across the globe, and have provided C4ISR and subsequent C5ISR operations and maintenance support for every major military deployment since Operation Desert Storm.

Program Protection and Mission Assurance

We support highly-classified programs with secrecy management and security infrastructure services. Our services include vulnerability assessment, insider threat protection, exposure analysis, secrecy architecture design, security policy development and implementation, lifecycle acquisition program security, (OPSEC, INFOSEC, COMSEC and PERSEC), anti-tamper, export compliance support, foreign disclosure, system security engineering, security awareness and training, comprehensive security support services and technical certification and accreditation services. Additionally, as part of our program protection support, we provide network architecture planning and implementation services and systems engineering services within secure environments requiring the application of multi-level security policies across the enterprise. We provide comprehensive mission assurance in the development, acquisition, manufacturing, testing, integration and site support for launch support and systems safety for mission-critical systems.

Systems Engineering

With five decades of experience, we are recognized across markets for our operational, engineering and technical expertise across major domains, including land, sea, air, space and cyberspace. We apply systems engineering across a wide array of large-scale system development and acquisition programs used by government and industry. We provide world-class talent, proven management and technical processes to manage some of the most complex projects throughout their lifecycle, from concept through deployment. The systems engineering services we provide include requirement analysis, development and management; systems development and integration; enterprise architecture and concept of operations; and systems engineering and technical assistance. Our test and evaluation services are closely linked with our systems engineering capabilities, and include specific competencies in test engineering, preparation and planning; modeling and simulation; test range operations and management; systems and cyber vulnerability; and independent validation and verification.

Training

We deliver advanced training solutions using a range of environments including live, virtual, constructive, immersive and gaming scenarios. We leverage dedicated subject matter experts, a virtual cyber training range, and our longstanding, acclaimed learning center, ManTech University, in developing customized training solutions for our customers. We have also developed an online interactive multimedia instruction authoring environment that allows us to create optimal environments for "sharable content object reference" models to enhance e-learning. Specific offerings include mobile training teams; instructional systems design; web-based and instructor-led training; live, virtual, constructive training; and interactive courseware and simulations. We meet the global mission support demands of our customers by providing training and education tools in the most effective manner for our customers, whether in the classroom, in virtualized environments, or at customer locations in the U.S. and around the world.

Supply Chain Management and Logistics

We provide supply chain management and logistics services involving the use of sophisticated systems that secure the entire supply chain, from supplies to data. Our comprehensive set of integrated logistics and supply chain management services include supply chain management support (such as warehousing, logistics management, shipping/receiving and global property management), maintenance and reset of ground vehicles and electronics, business process outsourcing, transportation using contracted and government provided services and other field services support (including fielding, training and operations support). Our tools and systems can predict requirements and provide secure, real-time tracking analysis and reporting data to meet our customers' needs. We have overseen some of the most important mission-critical logistics and supply chain management efforts for the U.S. government and have provided a full range of logistics and maintenance support across the globe.

Our Employees

Our customer's success is the end result of the hard work of our talented and dedicated employees.  At year end, our workforce consisted of approximately 7,600 employees, 67% of whom hold security clearances and over 47% of whom are veterans.  In 2017, we continued to successfully attract, train, develop and retain highly skilled people across our organization by providing our employees with rewarding and challenging opportunities that meaningfully impact our customers’ missions.

Our Customers

We derive the vast majority of our revenues from U.S. government customers. We have successful, long-standing relationships with these customers, having supported many of them for almost half a century. For each of the last three years we have derived approximately 98% of our annual revenues from our U.S. government customers, with at least 79% of our revenues each such year from intelligence and defense customers.

Foreign Operations

We treat sales to U.S. government customers as sales within the U.S., regardless of where the services are performed. U.S. revenues were approximately 98%, 98% and 100% of our total revenues for the years ended December 31, 2017, 2016 and 2015, respectively. International revenues were approximately 2%, 2% and 0% of our total revenues for the years ended December 31, 2017, 2016 and 2015, respectively.

Backlog

At December 31, 2017, our backlog was $7.1 billion, of which $1.4 billion was funded backlog. At December 31, 2016, our backlog was $4.9 billion, of which $1.0 billion was funded backlog. We expect that approximately 23% of our total backlog will be recognized as revenue prior to December 31, 2018.

We define backlog as our estimate of the remaining future revenue from existing signed contracts, assuming the exercise of all options relating to such contracts and including executed task orders issued under Indefinite Quantity/Indefinite Delivery (ID/IQ) contracts. We also include an estimate of revenue for solutions that we believe we will be asked to provide in the future under the terms of ID/IQ contracts for which there are established patterns of revenues.

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

Business Environment and Competitive Landscape

Our primary customer is the U.S. government, the largest consumer of services and solutions in the U.S. In U.S. GFY 2017, the U.S. government obligated approximately $306 billion on contracted services. Our principal focus is on the national security and defense of the U.S. homeland. The DoD is the largest purchaser of services and solutions in the U.S. government. With the U.S. GFY 2019 budget request of $686 billion, the DoD accounts for approximately 57% of the total discretionary budget.

We compete in a market that is shaped by customer requirements and federal budget priorities and constraints. Our key competitors currently include divisions of large defense contractors, as well as a number of mid-size U.S. government contractors with specialized capabilities. Because of the diverse requirements of U.S. government customers and the highly competitive nature of large procurements, we frequently collaborate with these and other companies to compete for large contracts and we bid against these companies in other situations.

The budget environment continued to improve in 2017. Federal spending grew in U.S. GFY 2017 for a second consecutive year following several years of budget constraints and uncertain funding levels. Congressional actions have alleviated much of the potential impact of sequestration historically but Budget Control Act (BCA) caps remain longer term. We are currently operating under a Continuing Resolution as Congress works to finalize the details of a bipartisan budget comprise, which would provide visibility into funding and spending levels for the GFY 2018 and GFY 2019 substantially above the BCA caps. The improved budget clarity resulted in our customers making more award decisions and procuring services to meet mission needs on a more regular and predictable basis. We also believe that our customers' use of lowest price/technically acceptable (LPTA) procurements, which contributed to pricing pressures and lower margins in prior years, has leveled off. Under the current Administration, we believe the defense budget outlook has improved meaningfully and we expect defense spending increases relative to prior years.

The Administration has cited significant global threats, readiness and force structure needs within the military, diplomatic, homeland and border security, and cyber aggressions by both state and non-state actors, as priorities in establishing federal policy and budgets. Although the Administration's priorities will be subject to Congressional debate, we believe that the U.S. government's spending will remain robust in key areas that we are well positioned to serve, including national and homeland security programs, cyber security, sophisticated intelligence gathering and information sharing activities.

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

We operate in highly competitive markets and generally encounter intense competition to win contracts, which are usually subject to competitive bidding processes. We may not be able to continue to win competitively awarded contracts at historic levels. We compete with larger companies who may have greater financial resources than we have. We also compete with smaller, more specialized companies that may be able to concentrate their resources into highly-skilled niche markets. Our competitors may be able to provide our customers with different or greater capabilities or better contract terms than we can provide, including price, technical qualifications, past contract experience, geographic presence and the availability of qualified professional personnel. In particular, increased efforts by our competitors to meet U.S. government requirements for efficiency and cost reduction may require that we charge lower prices to pass along cost savings as a result of the 2017 Tax Act to the U.S. Government to win or retain contracts. If we lose business to our competitors or are forced to reduce our prices, our revenue and operating profits could decline.

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

As of December 31, 2017, our backlog was $7.1 billion, of which $1.4 billion was funded. Backlog is our estimate of the remaining future revenues from existing signed contracts, assuming the exercise of all options relating to such contracts and including executed task orders issued under ID/IQ contracts. Backlog also includes estimates of revenues for solutions that we believe we will be asked to provide in the future under the terms of ID/IQ contracts for which we have an established pattern of revenues. Our estimates are based on our experience using such vehicles and similar contracts. However, our estimates of future revenues are inexact and the receipt of these revenues are subject to various contingencies, many of which are beyond our control.

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

For our last three fiscal years, we derived revenues from such contracts as follows:

	Year Ended December 31,
	2017	2016	2015
Cost-reimbursable	66%	68%	68%
Fixed-price	21%	19%	21%
Time-and-materials	13%	13%	11%
Total	100%	100%	100%

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

•
Under fixed-price contracts, we perform specific tasks for a fixed price. Compared to cost-plus contracts, fixed-price contracts generally offer higher margin opportunities, but involve greater financial risk because we bear the impact of cost overruns, which could result in increased costs and expenses. Because we assume such risk, an increase in the percentage of fixed-price contracts in our contract mix, whether caused by a shift by the U.S. government toward a preference for fixed-price contracts or otherwise, could increase the risk that we suffer losses if we underestimate the level of effort required to perform the contractual obligations. As we expand our fixed price managed services business, we expect our mix of fixed price work will be increasing over time.

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

Many of the programs we support and the systems we develop, install and maintain involve managing and protecting information involved in intelligence, national security and other classified or sensitive customer functions. Losses from a security breach in one of these systems could cause serious harm to our business, damage our reputation, and impact our eligibility for further work on critical systems for our current customers or for other U.S. government customers generally. Losses could also exceed the policy limits that we have for errors and omissions and product liability insurance coverage. Damage to our reputation or limitations on our eligibility for additional work could materially reduce our revenues.

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

Among the more significant laws and regulations affecting our business are the following:

•	The Federal Acquisition Regulation and the Defense Federal Acquisitions Regulation, which comprehensively regulates the formation, administration and performance of U.S. government contracts;

•	Truthful Cost or Pricing Data, which requires certification and disclosure of all cost and pricing data in connection with contract negotiations;

•	The Cost Accounting Standards and Cost Principles, which impose accounting requirements that govern our right to reimbursement under certain cost-based U.S. government contracts;

•	Laws, regulations and executive orders restricting the use and dissemination of information classified for national security purposes and the export of certain products, services and technical data;

•	U.S. export controls, which apply when we engage in international work; and

•	The Foreign Corrupt Practices Act.

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

The Defense Contract Audit Agency (DCAA), Defense Contract Management Agency (DCMA) and other government agencies routinely audit and investigate government contracts and contractor systems. These agencies review our contract performance, cost structure and compliance with applicable laws, regulations and standards. The DCAA and DCMA also review the adequacy of, and compliance with, internal control systems and policies, including accounting, purchasing, estimating, compensation and management information systems. Allegations of impropriety or deficient controls could harm our reputation or influence the award of new contracts. Any costs found to be improperly allocated to a specific contract will not be reimbursed, while such costs already reimbursed must be refunded. If any of our internal control systems or policies is found to be non-compliant or inadequate, payments may be withheld or suspended under our contracts, or we may be subject to increased government scrutiny and approval requirements that could delay or adversely affect our ability to invoice and receive timely payment for services we perform on our contracts. Adverse findings by DCAA or DCMA may also impair our ability to compete for and win new contracts with the U.S. government. As a result, a DCAA or DCMA audit could materially affect our competitive position and result in a substantial adjustment to our revenues and adversely affect our profitability.

Goodwill represents a significant asset on our balance sheet, and changes in future business conditions could cause these investments to become impaired, requiring substantial write-downs that would reduce our operating income.

As of December 31, 2017, our goodwill was $1.1 billion. The amount of our recorded goodwill may substantially increase in the future as a result of any acquisitions that we make. We evaluate the recoverability of recorded goodwill amounts annually, or when evidence of potential impairment exists. Impairment analysis is based on several factors requiring judgment and the use of estimates, which are inherently uncertain and based on assumptions that may prove to be inaccurate. Additionally, material changes in our financial outlook, as well as events outside of our control, such as deteriorating market conditions for companies in our industry, may indicate a potential impairment. When there is an impairment, we are required to write down the recorded amount of goodwill, which is reflected as a charge against operating income.

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

We maintain a credit agreement with a syndicate of lenders led by Bank of America, N.A., as administrative agent. The credit agreement provides for a $500 million revolving credit facility. The maturity date for the credit agreement is August 17, 2022. The credit agreement requires us to comply with specified financial covenants, including the maintenance of certain consolidated total leverage ratios and a certain fixed charge coverage ratio, and contains negative covenants that, among other things, may limit or impose restrictions on the ability of us to incur additional indebtedness, make investments, make acquisitions and undertake certain other actions. Additionally, an event of default under the credit agreement could result in our creditors exercising rights that could have a material adverse effect on our business.

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

We have maintained a regular cash dividend program since 2011. We anticipate continuing to pay quarterly dividends during 2018. However, any future payment of dividends, including the timing and amount of any such dividends, is at the discretion of our Board of Directors and may depend upon our earnings, liquidity, financial condition, alternate capital deployment opportunities, or any other factors that our Board of Directors considers relevant. A change in our regular cash dividend program could have an adverse effect on the market price of our common stock.

Mr. Pedersen, our Executive Chairman and Chairman of the Board, effectively controls us, and his interests may not be aligned with those of other stockholders.

As of December 31, 2017, Mr. Pedersen owned approximately 34% of our total outstanding shares of common stock. Holders of our Class B common stock are entitled to ten votes per share, while holders of our Class A common stock are entitled to only one vote per share. Mr. Pedersen beneficially owned 13,189,245 shares of Class B common stock as of December 31, 2017; thus he controlled approximately 84% of the combined voting power of our stock as of December 31, 2017. Accordingly, Mr. Pedersen controls the vote on substantially all matters submitted to a vote of our stockholders. As long as Mr. Pedersen beneficially owns a majority of the combined voting power of our common stock, he will have the ability, without the consent of our public stockholders, to elect all members of our Board of Directors and to control our management and affairs.

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

There are provisions in our certificate of incorporation and bylaws that make it more difficult for a third party to acquire, or attempt to acquire, control of us, even if a change of control were considered favorable by you and other stockholders. Among the provisions that could have an anti-takeover effect, are provisions relating to the following:

•	The high vote nature of our Class B common stock;

•	The ability of the Board of Directors to issue preferred stock;

•	The inability of stockholders to take action by written consent; and

•	The advance notice requirements for director nominations or other proposals submitted by our stockholders.

Item 1B.	Unresolved Securities and Exchange Commission Staff Comments

We have not received any written comments from the SEC staff regarding our periodic or current reports under the Exchange Act that remain unresolved.

Item 2.	Properties

We lease our facilities, including offices, warehouses and labs, and we do not own any facilities or real estate that are material to our operations. Our facilities are leased in close proximity to our customers. As of December 31, 2017, we leased 18 facilities throughout the metropolitan Washington, D.C. area and 37 facilities in other parts of the U.S., for approximately 1.8 million square feet. We also have employees working at customer sites throughout the U.S. and in other countries. Our leases expire between 2018 and 2025.

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

2017	High	Low
First Quarter	$42.64	$34.01
Second Quarter	$41.49	$33.50
Third Quarter	$44.20	$37.02
Fourth Quarter	$53.29	$44.00

2016	High	Low
First Quarter	$33.10	$25.76
Second Quarter	$39.15	$30.80
Third Quarter	$41.69	$36.78
Fourth Quarter	$45.52	$36.68

There is no established public market for our Class B common stock.

As of February 21, 2018, there were 63 holders of record of our Class A common stock and 3 holders of record of our Class B common stock. The number of holders of record of our Class A common stock is not representative of the number of beneficial holders because many of the shares are held by depositories, brokers or nominees.

Dividend Policy

During fiscal years 2017 and 2016, we declared and paid quarterly dividends, each in the amount of $0.21 per share, on all issued and outstanding shares of common stock. For 2018, we anticipate we will continue paying quarterly dividends, and on February 21, 2018, the Board of Directors declared a quarterly cash dividend in the amount of $0.25 per share; however any future dividends declared will be at the discretion of our Board of Directors and will depend, among other factors, upon our earnings, liquidity, financial condition, alternate capital allocation opportunities, or any other factors our Board of Directors deems relevant.

Recent Sales of Unregistered Securities

We did not issue or sell any securities in fiscal year 2017 that were not registered under the Securities Act of 1933.

Equity Compensation Plan Information

Information regarding our equity compensation plans and the securities authorized for issuance thereunder is incorporated by reference in Item 12 “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

Purchase of Equity Securities

We did not purchase equity securities during the year ended December 31, 2017.

Performance Graph

The stock performance graph compares the cumulative total shareholder return of our common stock to the NASDAQ Composite-Total Returns Index, Standard & Poor's MidCap 400 Index, Russell 2000 Index and Standard & Poor's 1500 IT Consulting & Services Index. The period measured is December 31, 2012 to December 31, 2017. The graph assumes an investment of $100 in our common stock and each of the indices with reinvestment of all dividends.

Item 6.	Selected Financial Data

The selected financial data presented for each of the five years ended December 31, 2017 is derived from our audited consolidated financial statements. The selected financial data presented should be read in conjunction with our consolidated financial statements, the notes to our consolidated financial statements and Item 7 “Management's Discussion and Analysis of Financial Condition and Results of Operations.”

	Year Ended December 31,
	2017 (1)	2016	2015	2014 (2)	2013 (3)
	(in thousands, except per share amounts)
Statement of Income and Loss Data:
Revenues	$1,717,018	$1,601,596	$1,550,117	$1,773,981	$2,310,072
Operating income	$98,194	$90,963	$84,886	$94,816	$22,243
Net income (loss)	$114,141	$56,391	$51,127	$47,294	$(6,149)
Basic earnings (loss) per share (Class A and B)	$2.94	$1.48	$1.36	$1.27	$(0.17)
Diluted earnings (loss) per share (Class A and B)	$2.91	$1.47	$1.36	$1.27	$(0.17)
Dividend per share	$0.84	$0.84	$0.84	$0.84	$0.84

Balance Sheet Data:
Working capital	$138,879	$229,659	$189,276	$195,491	$453,560
Goodwill (4)	$1,084,560	$955,874	$919,591	$851,640	$752,867
Total assets	$1,744,475	$1,598,464	$1,506,424	$1,487,402	$1,723,402
Long-term debt	$31,000	$—	$—	$—	$200,000

(1) The Tax Cuts and Jobs Act, enacted on December 22, 2017, reduces the U.S. corporate tax rate from 35% to 21% beginning in 2018. Due to the enactment of the Tax Cuts and Jobs Act, our income tax expense was reduced by $50.6 million for the year ended December 31, 2017 from the re-measurement of our existing deferred tax assets and liabilities.

(2) On April 15, 2014, we paid the redemption price plus accrued and unpaid interest on our 7.25% senior unsecured notes issued on April 13, 2010 for $200.0 million. As a result of the redemption of our 7.25% senior unsecured notes, we recorded a loss on the extinguishment of debt for $10.1 million as non-operating income.

(3) We recorded a non-cash goodwill impairment charge of $118.4 million.
(4) Over the past five years, we completed 9 acquisitions. In aggregate, these acquisitions have added $345.1 million in goodwill. For additional information on our recent acquisitions, see Note 3 "Acquisitions" to our consolidated financial statements in Item 8 "Financial Statements and Supplementary Data."

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

Overview

We provide mission-focused technology solutions and services for U.S. defense, intelligence community and federal civilian agencies. Now in our 50th year, we excel in full-spectrum cyber, data collection & analytics, enterprise IT, systems engineering and software application development solutions that support national and homeland security.

Federal spending grew in U.S. GFY 2017 for a second consecutive year following several years of budget constraints and uncertain funding levels. The U.S. GFY 2018 and GFY 2019 budget includes near term expansion of budgets for the Department of Defense related to readiness and force structure needs, which are generally viewed as favorable to our industry. However,

Congressional funding appropriations continue to be debated in relation to policy priorities, national budget deficits, debt ceilings and the Budget Control Act (BCA). Entering 2018, we continue to operate under a Continuing Resolution while Congress details the funding priorities contained in the recently passed two year spending bill. This two year bill provides a framework for substantial increases in defense spending above BCA caps in GFY 2018 and GFY 2019. While the government operates under a Continuing Resolution, there is a potential risk of additional shutdowns which could adversely impact our business. Based on the Administration's stated priorities in dealing with significant global threats, readiness and force structure needs within the military, diplomatic, homeland and border security, and cyber aggressions by both state and non-state actors, we expect increases to defense spending relative to prior years.

Despite an improved outlook for defense spending, our industry remains competitive on price. To ensure our cost structure remains competitive, we will continually evaluate and adjust our levels of indirect spending to stay in line with the expected business opportunities. Our industry also remains competitive in attracting and retaining employees with the necessary skills and security clearances to perform the services we have promised in our contracts. Additionally, we will continue to pursue acquisitions that broaden our domain expertise and service offerings and/or establish relationships with new customers. Since going public in 2002, we have acquired and integrated 28 businesses into our operations. During 2017, we acquired InfoZen, LLC, a leading IT solution provider, with domain expertise in modernization, agile/DevOps software development, cloud migration and threat monitoring and assessment capabilities in support of critical national and homeland security missions.

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

	Year Ended December 31,
	2017	2016	2015
DoD and intelligence agencies	79%	83%	84%
Federal civilian agencies	18%	14%	15%
State agencies, international agencies and commercial entities	3%	3%	1%
Total	100%	100%	100%

Our prime contractor revenues as a percentage of our total revenues were 88% for the three years ended December 31, 2017, 2016 and 2015.

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

	Year Ended December 31,
	2017	2016	2015
Cost-reimbursable	66%	68%	68%
Fixed-price	21%	19%	21%
Time-and-materials	13%	13%	11%
Total	100%	100%	100%

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

Changes in the mix of services and equipment provided under our contracts can result in variability in our contract margins. As we earn higher profits on our own labor services, we expect the ratio of cost of services as a percentage of revenues to decline when our labor services mix increases relative to subcontracted labor or third-party materials. Conversely, as subcontracted labor or third-party material purchases for customers increases relative to our own labor services, we expect the ratio of cost of services as a percentage of revenues to increase.

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

Results of Operations

Year Ended December 31, 2017 Compared to Year Ended December 31, 2016

Consolidated Statements of Income

The following table sets forth certain items from our consolidated statements of income and the relative percentages that certain items of expense and earnings bear to revenues as well as the year-over-year change from December 31, 2016 to December 31, 2017.

	Year Ended December 31,				Year-to-Year Change
	2017	2016	2017	2016	2016 to 2017
	Dollars		Percentages		Dollars	Percent
	(dollars in thousands)
REVENUES	$1,717,018	$1,601,596	100.0%	100.0%	$115,422	7.2%
Cost of services	1,463,599	1,369,775	85.3%	85.5%	93,824	6.8%
General and administrative expenses	155,225	140,858	9.0%	8.8%	14,367	10.2%
OPERATING INCOME	98,194	90,963	5.7%	5.7%	7,231	7.9%
Interest expense	(1,375)	(1,097)	—%	0.1%	278	25.3%
Interest income	104	121	—%	—%	(17)	(14.0)%
Other income (expense), net	319	83	—%	—%	236	284.3%
INCOME FROM OPERATIONS BEFORE INCOME TAXES AND EQUITY METHOD INVESTMENTS	97,242	90,070	5.7%	5.6%	7,172	8.0%
Benefit (provision) for income taxes	16,859	(33,786)	1.0%	2.1%	(50,645)	(149.9)%
Equity in gains of unconsolidated subsidiaries	40	107	—%	—%	(67)	(62.6)%
NET INCOME	$114,141	$56,391	6.7%	3.5%	$57,750	102.4%

Revenues

The primary driver of our increase in revenues relates to revenues from new contract awards, growth on existing contracts and our acquisitions, which were offset by contracts and tasks that ended and reduced scope of work on some contracts. We expect revenues to increase in 2018 due to new contract awards and our recent acquisition.

Cost of services

The increase in cost of services was primarily due to increases in revenues. As a percentage of revenues, direct labor costs remained stable at 48% for both the years ended December 31, 2017 and 2016. As a percentage of revenues, other direct costs, which include subcontractors and third party equipment and materials used in the performance of our contracts, decreased to 37% for the year ended December 31, 2017, compared to 38% for the same period in 2016. In 2018, we expect cost of services as a percentage of revenues to remain relatively stable as compared to 2017.

General and administrative expenses

The increase in general and administrative expenses was primarily due to an increase in incentive compensation from performance based plans, staffing increases to support the growth of our business, amortization of acquisition intangibles and bid and proposal spending. As a percentage of revenues, general and administrative expenses increased for the year ended December 31, 2017 as compared to the same period in 2016, due to the above mentioned spending increases. In 2018, we expect general and administrative expenses as a percentage of revenues to decrease slightly as compared to 2017.

Interest expense

The increase in interest expense was primarily due to increased borrowings on our revolving credit facility to fund the acquisition of InfoZen LLC (InfoZen). For additional information on the acquisition of InfoZen see Note 3 "Acquisitions" to our consolidated financial statements in Item 8.

Benefit (provision) for income taxes

Our effective tax rate is affected by recurring items, such as the relative amount of income we earn in various taxing jurisdictions and their tax rates. It is also affected by discrete items that may occur in any given year, but are not consistent from year-to-year. Our effective income tax rate was (17)% and 37% for the years ended December 31, 2017 and 2016, respectively. The Tax Cuts and Jobs Act, enacted on December 22, 2017, reduces the U.S. corporate tax rate from 35% to 21% beginning in 2018. Due to the enactment of the Tax Cuts and Jobs Act, our income tax expense was reduced by $50.6 million for the year ended December 31, 2017 from a re-measurement of our existing deferred tax assets and liabilities. For additional information concerning the re-measurement adjustment see Note 12 "Income Taxes" to our consolidated financial statements in Item 8. Our effective tax rate was also favorably impacted by tax benefits from the stock based compensation and deferred compensation plans. We expect our effective income tax rate for the year ended December 31, 2018 to be 26%.

Year Ended December 31, 2016 Compared to Year Ended December 31, 2015

Consolidated Statements of Income

The following table sets forth certain items from our consolidated statements of income and the relative percentages that certain items of expense and earnings bear to revenues as well as the year-over-year change from December 31, 2015 to December 31, 2016.

	Year Ended December 31,				Year-to-Year Change
	2016	2015	2016	2015	2015 to 2016
	Dollars		Percentages		Dollars	Percent
	(dollars in thousands)
REVENUES	$1,601,596	$1,550,117	100.0%	100.0%	$51,479	3.3%
Cost of services	1,369,775	1,320,697	85.5%	85.2%	49,078	3.7%
General and administrative expenses	140,858	144,534	8.8%	9.3%	(3,676)	(2.5)%
OPERATING INCOME	90,963	84,886	5.7%	5.5%	6,077	7.2%
Interest expense	(1,097)	(1,193)	0.1%	0.1%	(96)	(8.0)%
Interest income	121	160	—%	—%	(39)	(24.4)%
Other income (expense), net	83	1,501	—%	0.1%	(1,418)	94.5%
INCOME FROM OPERATIONS BEFORE INCOME TAXES AND EQUITY METHOD INVESTMENTS	90,070	85,354	5.6%	5.5%	4,716	5.5%
Provision for income taxes	(33,786)	(34,366)	2.1%	2.2%	(580)	(1.7)%
Equity in gains of unconsolidated subsidiaries	107	139	—%	—%	(32)	23.0%
NET INCOME	$56,391	$51,127	3.5%	3.3%	$5,264	10.3%

Revenues

The primary driver of our increase in revenues relates to revenues from new contract awards, growth on existing contracts, including higher levels of material procurements and our acquisitions. These increases were offset by contracts and tasks that ended during 2016 and reduced scope of work on some contracts.

Cost of services

The increase in cost of services was primarily due to increases in revenues. As a percentage of revenues, direct labor costs decreased slightly to 48% for the year ended December 31, 2016, as compared to 49% for the same period in 2015. As a percentage of revenues, other direct costs, which include subcontractors and third party equipment and materials used in the performance of our contracts, increased to 38% for the year ended December 31, 2016, compared to 37% for the same period in 2015.

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

Provision for income taxes

Our effective tax rate is impacted by recurring items, such as tax rates and the relative amount of income we earn in various taxing jurisdictions and their tax rates. It is also affected by discrete items that may occur in any given year, but are not consistent from year-to-year. Our effective income tax rate was 37% and 40% for each of the years ended December 31, 2016 and 2015, respectively. The decrease in our effective tax rate is primarily due to favorable performance in our executive deferred compensation plan and changes in our state tax apportionments, as well as one-time items.

Backlog

For the years ended December 31, 2017, 2016 and 2015 our backlog was $7.1 billion, $4.9 billion and $4.1 billion, respectively, of which $1.4 billion, $1.0 billion and $1.0 billion, respectively, was funded backlog. The increase in our backlog is due to our receipt of new awards and the acquisition of InfoZen. The current trend is that contracts are awarded for a longer term, which increases the time over which backlog will be recognized as revenue. Backlog represents estimates that we calculate on a consistent basis. For additional information on how we compute backlog, see “Backlog” in Item 1 “Business.”

Liquidity and Capital Resources

Historically, our primary liquidity needs have been the financing of acquisitions, working capital, payment under our cash dividend program and capital expenditures. Our primary sources of liquidity are cash provided by operations and our revolving credit facility.

On December 31, 2017, our cash and cash equivalents balance was $9.5 million. There were $31.0 million in outstanding borrowings under our revolving credit facility at December 31, 2017. At December 31, 2017, we were contingently liable under letters of credit totaling $15.3 million, which reduced our ability to borrow under our revolving credit facility by that amount. The maximum available borrowings under our revolving credit facility at December 31, 2017 were $453.7 million.

Generally, cash provided by operating activities is adequate to fund our operations, including payments under our regular cash dividend program. Due to short-term fluctuations in our cash flows and level of operations, it may become necessary from time-to-time to increase borrowings under our revolving credit facility to meet cash demands.

Cash Flows from Operating Activities

Our operating cash flow is primarily affected by our ability to invoice and collect from our clients in a timely manner, our ability to manage our vendor payments and the overall profitability of our contracts. We bill most of our customers monthly after services are rendered. Our accounts receivable days sales outstanding (DSO) were 61 and 73 for the quarters ended December 31, 2017 and 2016, respectively. For the years ended December 31, 2017, 2016 and 2015, our net cash flows from operating activities were $153.0 million, $95.8 million and $153.9 million, respectively. The increase in net cash flows from operating activities during the year ended December 31, 2017 when compared to the same period in 2016 was primarily due to an increase in net income, timing of receivables, accounts payable and accrued salaries and other related expenses, offset by an increase in income tax payments. The decrease in net cash flows from operating activities during the year ended December 31, 2016 compared to the same period in 2015 was primarily due to significant improvements in our DSO, our ability to manage vendor payments and higher net income.

Cash Flows from Investing Activities

Our cash flow from investing activities consists primarily of business combinations, purchases of property and equipment and investments in capitalized software for internal use. For the years ended December 31, 2017, 2016 and 2015, our net cash outflows from investing activities were $219.0 million, $72.1 million and $112.7 million, respectively. For the year ended December 31, 2017, our net cash outflows from investing activities were primarily due to the acquisition of InfoZen and capital expenditures. The increase in capital expenditures was primarily due to the purchase of assets in support of a new managed IT services contract. Managed IT contracts typically require upfront purchases of equipment and infrastructure to support the promised services in the contract. Managed IT contracts also require asset replenishments throughout the contract's life which will increase our capital expenditures above historical amounts. For the year ended December 31, 2016, our net cash outflows from investing activities were primarily due to the acquisition of Oceans Edge, Inc., Cyber Division and Edaptive Systems LLC as well as capital expenditures. For the year ended December 31, 2015, our net cash outflows from investing activities were primarily due to the acquisitions of Knowledge Consulting Group, Inc. and Welkin Associates, Ltd., our investment in CounterTack Inc. and capital expenditures.

Cash Flows from Financing Activities

For the years ended December 31, 2017, 2016 and 2015, our net cash inflows (outflows) from financing activities were $10.6 million, $(10) thousand and $(23.6) million, respectively. For the year ended December 31, 2017, our net cash inflows from financing activities were primarily due to net borrowings under our revolving credit facility to fund the acquisition of InfoZen and proceeds from the exercise of stock options which were partially offset by dividend payments and debt issuance costs related the amendment of our credit facility. For the year ended December 31, 2016, our net cash outflows from financing activities were primarily due to dividends paid offset by the proceeds from the exercise of stock options and the excess tax benefits from the exercise of stock options. For the year ended December 31, 2015, our net cash outflows from financing activities were primarily due to our dividend payments.

Revolving Credit Facility

We maintain a credit agreement with a syndicate of lenders led by Bank of America, N.A., as sole administrative agent. The credit agreement provides for a $500 million revolving credit facility, with a $75 million letter of credit sublimit and a $30 million swing line loan sublimit. The credit agreement also includes an accordion feature that permits us to arrange with the lenders for the provision of additional commitments. The maturity date is August 17, 2022. On August 17, 2017, we amended the credit agreement, which among other things increased the letter of credit sublimit to $75 million. We deferred $2.2 million in debt issuance costs, cumulatively over the agreement, which are amortized over the term of the credit agreement.

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

The terms of the credit agreement permit prepayment and termination of the loan commitments at any time, subject to certain conditions. The credit agreement requires us to comply with specified financial covenants, including the maintenance of certain consolidated leverage ratios and a certain consolidated coverage ratio. The credit agreement also contains various covenants, including affirmative covenants with respect to certain reporting requirements and maintaining certain business activities, and negative covenants that, among other things, may limit or impose restrictions on our ability to incur liens, incur additional indebtedness, make investments, make acquisitions and undertake certain other actions. As of, and during the fiscal years ending December 31, 2017 and 2016, we were in compliance with our financial covenants under the credit agreement.

There was $31.0 million and $0 outstanding on our revolving credit facility at December 31, 2017 and 2016, respectively.

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

Dividend

During the years ended December 31, 2017 and 2016, we declared and paid quarterly dividends in the amount of $0.21 per share on both classes of common stock. On February 21, 2018, we declared a quarterly cash dividend in the amount of $0.25 per share, to be paid in March 2018. While we expect to continue the regular cash dividend program, any future dividends declared will be at the discretion of our Board of Directors and will depend, among other factors, upon our results of operations, financial condition and cash requirements, as well as such other factors our Board of Directors deems relevant.

Off-Balance Sheet Arrangements

In the ordinary course of business, we use letters of credit to satisfy certain contractual terms with our customers.  As of December 31, 2017, $15.3 million in letters of credit were issued but undrawn.  We have an outstanding performance bond in connection with a contract between ManTech MENA, LLC and Jadwalean International Operations and Management Company to fulfill technical support requirements for the Royal Saudi Air Force. This performance bond is guaranteed by a letter of credit in the amount of $15.2 million. We have off-balance sheet arrangements related to operating leases.  For a description of our operating leases, see Note 9 "Commitments and Contingencies" to our consolidated financial statements in Item 8 "Financial Statement and Supplementary Data."

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

We have elected to perform our annual review as of October 31st of each calendar year. The results of our annual goodwill impairment test as of October 31, 2017 indicated that the estimated fair value of each reporting unit substantially exceeded its respective carrying value. In addition, management monitors events and circumstances that could result in an impairment. A significant amount of judgment is involved in determining if an indicator of impairment has occurred between annual testing dates. Events that could cause the fair value of our long-lived assets to decrease include: changes in our business environment or market conditions; a material change in our financial outlook, including declines in expected revenue growth rates and operating margins; or a material decline in the market price for our stock. If any impairment were indicated as a result of a review, we would recognize a loss based on the amount by which the carrying amount exceeds the estimated fair value.

Due to the many variables inherent in the estimation of a reporting unit's fair value and the relative size of our recorded goodwill, differences in assumptions may have a material effect on the results of our goodwill impairment analysis.

Recently Issued But Not Yet Adopted Accounting Standards Updates

For information on the recently issued but not yet adopted Accounting Standards Updates, see Note 2 "Summary of Significant Accounting Policies" to our consolidated financial statements in Item 8 "Financial Statements and Supplementary Data."

Contractual Obligations

Our contractual obligations as of December 31, 2017 are as follows (in thousands):

	Payments Due By Period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Debt obligations (1)	$31,000	$—	$—	$31,000	$—
Operating lease obligations (2)	131,276	32,737	49,190	33,356	15,993
Other long-term liabilities (3)	13,048	2,435	4,406	3,492	2,715
Accrued defined benefit obligations (4)	1,150	124	238	221	567
Total	$176,474	$35,296	$53,834	$68,069	$19,275

(1) We may elect to pay all of or a portion of this obligation earlier than contractually required. See Note 8 "Debt" to our consolidated financial statements in Item 8 "Financial Statements and Supplementary Data" for additional information regarding debt and related matters.

(2) See Note 9 "Commitments and Contingencies" to our consolidated financial statements in Item 8 "Financial Statements and Supplementary Data" for additional information regarding operating leases.
(3) Includes approximately $10.6 million of deferred rent liabilities and $0.2 million of gross unrecognized tax benefits. See Note 9 "Commitments and Contingencies" to our consolidated financial statements in Item 8 "Financial Statements and Supplementary Data" for additional information regarding deferred rent liabilities. See Note 12 "Income Taxes" to our consolidated financial statements in Item 8 "Financial Statements and Supplementary Data" for additional information regarding gross unrecognized tax benefits.

(4) Includes unfunded pension obligations related to nonqualified supplemental defined benefit pension plans for certain retired employees of an acquired company, which is included in the accrued retirement amount on our consolidated balance sheets. See Note 11 "Retirement Plans" to our consolidated financial statements in Item 8 "Financial Statements and Supplementary Data" for additional information regarding retirement plans.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

Our exposure to market risk relates to changes in interest rates for borrowings under our revolving credit facility. At December 31, 2017, we had $31.0 million outstanding on our revolving credit facility. Borrowings under our revolving credit facility bear interest at variable rates. A hypothetical 10% increase in interest rates would have a $22 thousand dollar effect on our interest expense for the year ended December 31, 2017.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and the Board of Directors of ManTech International Corporation
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of ManTech International Corporation and subsidiaries (the "Company") as of December 31, 2017 and 2016, the related consolidated statements of income, comprehensive income, changes in stockholders' equity, and cash flows, for each of the three years in the period ended December 31, 2017, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 23, 2018, expressed an unqualified opinion on the Company's internal control over financial reporting.
Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.
/s/ Deloitte & Touche LLP
Mclean, Virginia
February 23, 2018
We have served as the Company's auditor since 1999.

MANTECH INTERNATIONAL CORPORATION
CONSOLIDATED BALANCE SHEETS
(In Thousands Except Share and Per Share Amounts)

	December 31,
	2017	2016
ASSETS
Cash and cash equivalents	$9,451	$64,936
Receivables—net	311,410	320,677
Prepaid expenses and other	46,207	34,423
Contractual inventory	96	1,277
Total Current Assets	367,164	421,313
Goodwill	1,084,560	955,874
Other intangible assets—net	194,348	154,931
Property and equipment—net	46,082	23,121
Employee supplemental savings plan assets	33,555	29,383
Investments	11,843	11,691
Other assets	6,923	2,151
TOTAL ASSETS	$1,744,475	$1,598,464
LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Accounts payable and accrued expenses	$122,405	$108,888
Accrued salaries and related expenses	87,064	70,768
Billings in excess of revenue earned	18,816	11,998
Total Current Liabilities	228,285	191,654
Long term debt, net of current portion	31,000	—
Deferred income taxes—non-current	97,194	122,081
Accrued retirement	34,517	30,581
Other long-term liabilities	10,505	12,481
TOTAL LIABILITIES	401,501	356,797
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY
Common stock, Class A—$0.01 par value; 150,000,000 shares authorized; 26,285,773 and 25,795,973 shares issued at December 31, 2017 and 2016; 26,041,660 and 25,551,860 shares outstanding at December 31, 2017 and 2016	263	258
Common stock, Class B—$0.01 par value; 50,000,000 shares authorized; 13,189,245 and 13,190,745 shares issued and outstanding at December 31, 2017 and 2016	132	132
Additional paid-in capital	492,030	471,906
Treasury stock, 244,113 and 244,113 shares at cost at December 31, 2017 and 2016	(9,158)	(9,158)
Retained earnings	860,027	778,710
Accumulated other comprehensive loss	(320)	(181)
TOTAL STOCKHOLDERS' EQUITY	1,342,974	1,241,667
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,744,475	$1,598,464
See notes to consolidated financial statements.

MANTECH INTERNATIONAL CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(In Thousands Except Per Share Amounts)

	Year Ended December 31,
	2017	2016	2015
REVENUES	$1,717,018	$1,601,596	$1,550,117
Cost of services	1,463,599	1,369,775	1,320,697
General and administrative expenses	155,225	140,858	144,534
OPERATING INCOME	98,194	90,963	84,886
Interest expense	(1,375)	(1,097)	(1,193)
Interest income	104	121	160
Other income (expense), net	319	83	1,501
INCOME FROM OPERATIONS BEFORE INCOME TAXES AND EQUITY METHOD INVESTMENTS	97,242	90,070	85,354
Benefit (provision) for income taxes	16,859	(33,786)	(34,366)
Equity in gains of unconsolidated subsidiaries	40	107	139
NET INCOME	$114,141	$56,391	$51,127
BASIC EARNINGS PER SHARE:
Class A common stock	$2.94	$1.48	$1.36
Class B common stock	$2.94	$1.48	$1.36
DILUTED EARNINGS PER SHARE:
Class A common stock	$2.91	$1.47	$1.36
Class B common stock	$2.91	$1.47	$1.36

See notes to consolidated financial statements.

MANTECH INTERNATIONAL CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In Thousands)

	Year Ended December 31,
	2017	2016	2015
NET INCOME	$114,141	$56,391	$51,127
OTHER COMPREHENSIVE INCOME (LOSS):
Actuarial gain (loss) on defined benefit pension plans, net of tax	(84)	(29)	84
Translation adjustments, net of tax	(55)	(43)	14
Total other comprehensive income (loss)	(139)	(72)	98
COMPREHENSIVE INCOME	$114,002	$56,319	$51,225

See notes to consolidated financial statements.

MANTECH INTERNATIONAL CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(In Thousands)

	December 31,
	2017	2016	2015
Common Stock, Class A
At beginning of year	$258	$247	$244
Stock option exercises	5	11	3
At end of year	263	258	247
Common Stock, Class B
At beginning of year	132	132	132
At end of year	132	132	132
Additional Paid-In Capital
At beginning of year	471,906	438,168	428,895
Stock option exercises	13,619	30,551	7,865
Stock compensation expense	6,319	3,323	4,379
Tax deficiency from the exercise of stock options	—	(136)	(2,971)
Cumulative-effect adjustment for adoption of Accounting Standards Update 2016-09	186	—	—
At end of year	492,030	471,906	438,168
Treasury Stock, at cost
At beginning of year	(9,158)	(9,158)	(9,158)
At end of year	(9,158)	(9,158)	(9,158)
Retained Earnings
At beginning of year	778,710	754,457	734,873
Net income	114,141	56,391	51,127
Dividends	(32,709)	(32,138)	(31,543)
Cumulative-effect adjustment for adoption of Accounting Standards Update 2016-09	(115)	—	—
At end of year	860,027	778,710	754,457
Accumulated Other Comprehensive Loss
At beginning of year	(181)	(109)	(207)
Actuarial gain (loss) on defined benefit pension plans, net of tax	(84)	(29)	84
Translation adjustments, net of tax	(55)	(43)	14
At end of year	(320)	(181)	(109)
Total Stockholders' Equity	$1,342,974	$1,241,667	$1,183,737

See notes to consolidated financial statements

MANTECH INTERNATIONAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)

	Year Ended December 31,
	2017	2016	2015
CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES:
Net income	$114,141	$56,391	$51,127
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	33,792	30,191	30,276
Deferred income taxes	(24,815)	18,254	30,553
Stock-based compensation	6,319	3,323	4,379
(Gain) loss on sale and retirement of property and equipment	76	(12)	(656)
Equity in gains of unconsolidated subsidiaries	(40)	(107)	(139)
Excess tax benefits from the exercise of stock options	—	(1,656)	(73)
Gain on disposition of business	—	—	(1,692)
Change in assets and liabilities—net of effects from acquired businesses:
Receivables-net	18,643	(5,611)	82,727
Prepaid expenses and other	(7,422)	(10,641)	(4,990)
Contractual inventory	1,181	(1,277)	—
Employee supplemental savings plan asset	(4,172)	(1,826)	4,184
Accounts payable and accrued expenses	(541)	(162)	(44,103)
Accrued salaries and related expenses	13,095	6,926	2,703
Billings in excess of revenue earned	1,177	(687)	913
Accrued retirement	3,936	704	(2,927)
Other	(2,412)	1,954	1,601
Net cash flow from operating activities	152,958	95,764	153,883

CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES:
Acquisition of businesses-net of cash acquired	(177,193)	(60,556)	(101,556)
Purchases of property and equipment	(31,118)	(7,662)	(5,202)
Investment in capitalized software for internal use	(7,744)	(2,748)	(1,025)
Deferred contract costs	(2,877)	—	—
Payments to acquire investments	(110)	(1,183)	(4,500)
Proceeds from sale of property and equipment	3	17	696
Transaction costs for disposition of business	—	—	(1,174)
Proceeds from sale of investment	—	—	13
Net cash flow from (used in) investing activities	(219,039)	(72,132)	(112,748)

CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES:
Borrowings under revolving credit facility	136,500	—	163,200
Repayments under revolving credit facility	(105,500)	—	(163,200)
Dividends paid	(32,705)	(32,139)	(31,543)
Proceeds from exercise of stock options	13,624	30,562	7,868
Debt issuance costs	(1,323)	(89)	—
Excess tax benefits from the exercise of stock options	—	1,656	73
Net cash flow from (used in) financing activities	10,596	(10)	(23,602)
NET CHANGE IN CASH AND CASH EQUIVALENTS	(55,485)	23,622	17,533
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	64,936	41,314	23,781
CASH AND CASH EQUIVALENTS, END OF PERIOD	$9,451	$64,936	$41,314

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest	$1,166	$983	$1,203
Noncash investing and financing activities:
Capital expenditures incurred but not yet paid	$1,345	$325	$—
Deferred contract costs incurred but not yet paid	$872	$—	$—

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2017, 2016 and 2015

1.	Description of the Business

ManTech International Corporation (depending on the circumstances, “ManTech” “Company” “we” “our” “ours” or “us”) provide mission-focused technology solutions and services for U.S. defense, intelligence community and federal civilian agencies. Now in our 50th year, we excel in full-spectrum cyber, data collection & analytics, enterprise IT, systems engineering and software application development solutions that support national and homeland security.

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

Cost of Services-Cost of services consists primarily of compensation expenses for program personnel, the fringe benefits associated with this compensation and other direct expenses incurred to complete programs, including cost of materials and subcontractor efforts.

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

Stock-based Compensation-We account for stock-based compensation in accordance with ASC 718, Compensation - Stock Compensation, which requires the use of a valuation model to calculate the fair value of stock-based awards. We have elected to use the Black-Scholes-Merton pricing model to determine fair value of stock options on the dates of grant for our stock options. The fair value is included in operating expenses or capitalized, as appropriate, straight-line over the period in which service is provided in exchange for the award. The grant date fair value of the restricted stock is equal to the closing market price of our common stock on the date of grant. The compensation expense for restricted stock is recognized over the service period and is based on the grant date fair value of the shares. The grant date fair value of the restricted stock unit (RSU) is equal to the closing market price of our common stock on the grant date less the present value of dividends expected to be awarded during the service period. We recognize the grant date fair value of RSUs of shares we expect to issue as compensation expense ratably over the requisite service period. We account for forfeitures as they occur.

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

Variable Interest Entities (VIEs)-We determine whether we have a controlling financial interest in a VIE. The reporting entity with a variable interest or interest that provides the reporting entity with a controlling financial interest in a VIE will have both (a) the power to direct the activities of a VIE that most significantly impact the VIE's economic performance and (b) the obligation to absorb losses of the VIE that could potentially be significant to the VIE or the right to receive benefits from the VIE that could potentially be significant to the VIE. We have one entity that has been consolidated as a VIE. The purpose of the entity is to perform on certain U.S. Navy contracts. The maximum amount of loss we are exposed to as of December 31, 2017 was not material to our consolidated financial statements.

Investments-Investments where we have the ability to exercise significant influence, but we do not control, are accounted for under the equity method of accounting and are included in other assets on our consolidated balance sheets. Significant influence typically exists if we have a 20% to 50% ownership interest in the investee. Under this method of accounting, our share of the net earnings or losses of the investee is included in equity in earnings or losses of unconsolidated subsidiaries on our consolidated statement of income.

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

Business Combinations-The accounting for our business combinations consists of allocating the purchase price to tangible and intangible assets acquired and liabilities assumed based on their estimated fair values, with the excess recorded as goodwill. We have up to one year from the acquisition date to use information as of each acquisition date to adjust the fair value of the acquired assets and liabilities, which may result in material changes to their recorded values with an offsetting adjustment to goodwill.

Recently Adopted ASUs

On January 1, 2017, we adopted Accounting Standards Update (ASU) 2016-09, Compensation - Stock Compensation (Topic 718). The changes in the ASU were adopted prospectively. The ASU requires all excess tax benefits or deficiencies to be recognized as income tax expense or benefit in the consolidated statement of income. Previously, excess tax benefits and deficiencies were recorded as a component of paid-in capital. For the years ended December 31, 2016 and 2015, we recorded $0.1 million and $3.0 million to paid-in capital for the net tax deficiencies related to the exercise of stock options, vested cancellations and the vesting of restricted stock. For the year ended December 31, 2017, we recorded a net tax benefit of $2.7 million to income tax expense related to the exercise of stock options, vested cancellations and the vesting of restricted stock. The ASU allows a policy election to account for forfeitures as they occur verses requiring a forfeiture estimate. We have elected to account for forfeitures when they occur. Upon transition we recognized a cumulative-effect adjustment to retained earnings of $0.2 million related to previously estimated forfeitures. Under the ASU, excess tax benefits are no longer presented as financing activities in the statement of cash flows. The change in the presentation in the statement of cash flows was applied prospectively beginning January 1, 2017.

Recently Issued But Not Yet Adopted ASUs

On May 10, 2017, Financial Accounting Standards Board (FASB) has issued Accounting Standards Update (ASU) 2017-09, Compensation—Stock Compensation (Topic 718): Scope of Modification Accounting, which seeks to provide clarity, reduce diversity in practice and reduce cost and complexity when applying the guidance in ASC 718, Compensation—Stock Compensation, regarding a change to the terms or conditions of a share-based payment award. ASU 2017-09 provides guidance concerning which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in ASC 718. Specifically, an entity is to account for the effects of a modification, unless all of the following are satisfied: (1) the fair value of the modified award is the same as the fair value of the original award immediately before the original award is modified; (2) the vesting conditions of the modified award are the same as the vesting conditions of the original award immediately before the original award is modified; and (3) the classification of the modified award as an equity instrument or as a liability instrument is the same as the classification of the original award immediately before the original award is modified. The current disclosure requirements in ASC 718 apply regardless of whether an entity is required to apply modification accounting under the amendments in ASU 2017-09. The amendments are effective for annual periods, and for interim periods within those annual periods, beginning after December 15, 2017. Early adoption is permitted, including adoption in any interim period, for reporting periods for which financial statements have not yet been issued. We do not expect the adoption of this ASU to have a material effect on our consolidated financial statements.
On January 26, 2017, the FASB has issued ASU 2017-04, Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment, which simplifies the manner in which an entity is required to test goodwill for impairment by eliminating Step 2 from the goodwill impairment test. Step 2 measures a goodwill impairment loss by comparing the implied fair value of a reporting unit’s goodwill with the carrying amount of that goodwill. In computing the implied fair value of goodwill under Step 2, an entity, prior to the amendments in ASU 2017-04, had to perform procedures to determine the fair value at the impairment testing date of its assets and liabilities, including unrecognized assets and liabilities, in accordance with the procedure that would be required in determining the fair value of assets acquired and liabilities assumed in a business combination. However, under the amendments in this ASU, an entity should (1) perform its annual or interim goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount and (2) recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value, with the understanding that the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. Additionally, ASU 2017-04 removes the requirements for any reporting unit with a zero or negative carrying amount to perform a qualitative assessment and, if it fails such qualitative test, to perform Step 2 of the goodwill impairment test. Finally, this ASU amends the Overview and Background sections of the ASC as part of the FASB’s initiative to unify and improve such sections across Topics and Subtopics. Public entities that are SEC filers should adopt the amendments in this ASU prospectively for their annual, or any interim, goodwill impairment tests in fiscal years beginning after December 15, 2019. Note that early adoption is permitted for all entities for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. We will continue to evaluate the effects of this ASU in conjunction with our goodwill impairment tests.
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

The adoption of ASU 2014-09 will impact our policies, controls, business processes and information systems. To prepare for the changes in this guidance, we developed a plan for adoption. Based on our plan, we commenced an assessment in 2016 on the impacts of this guidance on a representative sample of our existing contract population. The sample contracts selected covered more than 20% of our existing revenue base and included contracts from all of our various contract types. A majority of the contracts we tested were not impacted by the new guidance. For contracts that were impacted, we identified two primary differences. First, the determination of performance obligations under this ASU has led to a different unit of accounting then we are currently applying. Second, we reassessed whether a contract, or performance obligation, met the definition of a "stand ready to perform" or "series" obligation. Those contracts that do not meet the "stand ready to perform" or "series" definition will be transitioned to revenue recognition model where revenue is recognized over time as the performance obligation is satisfied, primarily based on cost incurred. We expect the impact of these changes to produce a more consistent gross margin period-to-period as the obligations are satisfied.

We developed and substantially completed a detailed implementation plan during 2017, which includes, among other things, an update to our policies, development of disclosures, updates to our controls and application of the guidance across our contract population. We will adopt ASU 2014-09 under the modified retrospective method to contracts not substantially complete at January 1, 2018. Under the modified retrospective transition method, we will record a transition adjustment to retained earnings. We estimate the cumulative-effect adjustment to retained earnings to be less than $1 million. Based on the results of our detailed implementation plan, we do not expect the adoption of ASU 2014-09 to have a material effect on our consolidated statement of income or our consolidated statement of cash flows. We do expect a more significant impact from the additional disclosures required under the ASU as well as a change in the presentation of contract assets and liabilities on our consolidated balance sheet.

Other ASUs effective after December 31, 2017 are not expected to have a material effect on our consolidated financial statements.

3.	Acquisitions

InfoZen LLC (InfoZen)—On October 2, 2017, we completed the acquisition of InfoZen. The results of InfoZen's operations have been included in our consolidated financial statements since that date. The acquisition was completed through an equity purchase agreement dated September 15, 2017, by and among InfoZen LLC., IZ Holdings, LLC and other beneficiaries and ManTech Advanced Systems International, Inc. We funded the acquisition with cash on hand and borrowings on our revolving credit facility. InfoZen is a leading IT solution provider, with domain expertise in modernization, agile/DevOps software development, cloud migration and threat monitoring and assessment capabilities in support of critical national and homeland security missions. The purchase agreement did not contain provisions for contingent consideration.

For the year ended December 31, 2017, we incurred approximately $0.8 million of acquisition costs related to the InfoZen transaction, which are included in the general and administrative expenses in our consolidated statement of income.

The preliminary purchase price of $182.6 million, which includes an estimated working capital adjustment, was preliminarily allocated to the underlying assets and liabilities based on their estimated fair value at the date of acquisition. As we are still in the process of reviewing the fair value of the assets acquired and liabilities assumed and in finalizing the closing working capital adjustment, the purchase price allocation for InfoZen is not complete as of December 31, 2017. The goodwill recorded related to this transaction will be deductible for tax purposes over 15 years. Recognition of goodwill is largely attributed to the value paid for InfoZen's capabilities to support the DHS and NASA customers and specifically in modernization, agile software development, cloud migration and threat monitoring and assessment capabilities.

In preliminarily allocating the purchase price, we considered, among other factors, analysis of historical financial performance and estimates of future performance of InfoZen's contracts. The components of other intangible assets associated with the acquisition were customer relationships and backlog valued at $49.2 million and $5.7 million, respectively. Customer contracts and related relationships represent the underlying relationships and agreements with InfoZen's existing customers. Customer relationships are amortized using the pattern of benefits method over their estimated useful lives of approximately 20 years. Backlog is amortized straight-line over its estimated useful life of 1 year. The weighted-average amortization period for the intangible assets is 18 years.

The following table represents the preliminary purchase price allocation for InfoZen (in thousands):

Cash and cash equivalents	$1,406
Receivables	9,434
Prepaid expenses and other	4,245
Goodwill	128,686
Other intangible assets	54,850
Property and equipment	485
Other assets	112
Accounts payable and accrued expenses	(8,390)
Accrued salaries and related expenses	(2,893)
Unearned revenue	(4,297)
Billings in excess of revenue earned	(1,018)
Net assets acquired and liabilities assumed	$182,620

The following unaudited pro forma financial information below represents our results of operations for years ended December 31, 2017 had the InfoZen acquisition occurred on January 1, 2017 (in thousands). The unaudited proforma financial information below is not intended to represent or be indicative of our actual consolidated results had we completed the acquisition at January 1, 2017. This information should not be taken as representative of our future consolidated results of operations. Revenues and earnings were immaterial for the prior comparative year.

Year Ended December 31, 2017
Revenues	$1,793,752
Net income	$118,564
Basic earnings per share	$3.05
Diluted earnings per share	$3.03

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

In applying the two-class method, we determined that undistributed earnings should be allocated equally on a per share basis between Class A and Class B common stock. Under our Certificate of Incorporation, the holders of the common stock are entitled to participate ratably, on a share-for-share basis as if all shares of common stock were of a single class, in such dividends, as may be declared by the Board of Directors. During the years ended December 31, 2017, 2016 and 2015, we declared and paid quarterly dividends, each in the amount of $0.21 per share on both classes of common stock.

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

The net income available to common stockholders and weighted average number of common shares outstanding used to compute basic and diluted earnings per share for each class of common stock are as follows (in thousands, except per share amounts):

	Year Ended December 31,
	2017	2016	2015
Distributed earnings	$32,709	$32,138	$31,543
Undistributed earnings	81,432	24,253	19,584
Net income	$114,141	$56,391	$51,127

Class A common stock:
Basic net income available to common stockholders	$75,413	$36,885	$33,145
Basic weighted average common shares outstanding	25,685	24,944	24,317
Basic earnings per share	$2.94	$1.48	$1.36

Diluted net income available to common stockholders	$75,698	$36,988	$33,197
Effect of potential exercise of stock options	288	202	109
Diluted weighted average common shares outstanding	25,973	25,146	24,426
Diluted earnings per share	$2.91	$1.47	$1.36

Class B common stock:
Basic net income available to common stockholders	$38,728	$19,506	$17,982
Basic weighted average common shares outstanding	13,190	13,192	13,193
Basic earnings per share	$2.94	$1.48	$1.36

Diluted net income available to common stockholders	$38,443	$19,403	$17,930
Effect of potential exercise of stock options	—	—	—
Diluted weighted average common shares outstanding	13,190	13,192	13,193
Diluted earnings per share	$2.91	$1.47	$1.36

For the years ended December 31, 2017, 2016 and 2015, options to purchase 265,866, 369,300 and 1,780,222 shares, respectively, were outstanding but not included in the computation of diluted earnings per share because the options' effect would have been anti-dilutive. For the years ended December 31, 2017, 2016 and 2015, there were 463,800 shares, 1,045,789 shares, and 284,320 shares, respectively, issued from the exercise of stock options.

5.	Receivables

We deliver a broad array of IT and technical services solutions under contracts with the U.S. government, state and local governments and commercial customers. The components of contract receivables are as follows (in thousands):

	December 31,
	2017	2016
Billed receivables	$236,113	$247,114
Unbilled receivables:
Amounts billable	52,745	52,640
Revenues recorded in excess of funding	12,397	20,078
Retainage	16,312	8,353
Allowance for doubtful accounts	(6,157)	(7,508)
Receivables-net	$311,410	$320,677

Amounts billable consist principally of amounts to be billed within the next month. Revenues recorded in excess of funding are billable upon receipt of contractual amendments or other modifications. The retainage is billable upon completion of the contract performance and approval of final indirect expense rates by the government. Accounts receivable at December 31, 2017 are expected to be substantially collected within one year except for approximately $1.3 million, of which 97.7% is related to receivables from sales to the U.S. government. The remainder is related to receivables from contracts in which we acted as a subcontractor to other contractors.

We do not believe that we have significant exposure to credit risk as accounts receivable and the related unbilled amounts are primarily due from the U.S. government. The allowance for doubtful accounts represents our estimate for exposure to compliance, contractual issues and bad debts related to prime contractors.

6.	Property and Equipment

Major classes of property and equipment are summarized as follows (in thousands):

	December 31,
	2017	2016
Furniture and equipment	$79,218	$51,806
Leasehold improvements	39,022	36,439
Property and equipment-gross	118,240	88,245
Accumulated depreciation and amortization	(72,158)	(65,124)
Property and equipment-net	$46,082	$23,121

Depreciation and amortization expense related to property and equipment for the years ended December 31, 2017, 2016 and 2015 was $9.5 million, $7.8 million and $8.5 million, respectively.

7.	Goodwill and Other Intangible Assets

Under ASC 350, Intangibles - Goodwill and Other, goodwill is to be reviewed at least annually for impairment and whenever events or circumstances indicate that the carrying value of goodwill may not be fully recoverable. We have elected to perform this annual review as of October 31st of each calendar year.

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

The changes in the carrying amounts of goodwill during fiscal years 2017 and 2016 were as follows (in thousands):

Goodwill Balance
Goodwill at December 31, 2015	$919,591
Acquisitions	36,283
Goodwill at December 31, 2016	955,874
Acquisitions	128,686
Goodwill at December 31, 2017	$1,084,560

Other intangible assets consisted of the following (in thousands):

	December 31, 2017			December 31, 2016
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Other intangible assets:
Contract and program intangible assets	$355,932	$179,049	$176,883	$301,082	$158,671	$142,411
Capitalized software cost for internal use	46,937	29,472	17,465	39,332	26,815	12,517
Other	58	58	—	58	55	3
Total other intangible assets-net	$402,927	$208,579	$194,348	$340,472	$185,541	$154,931

Amortization expense relating to intangible assets for the years ended December 31, 2017, 2016 and 2015 was $23.5 million, $21.8 million and $21.2 million, respectively. We estimate that we will have the following amortization expense for the future periods indicated below (in thousands):

Year ending:
December 31, 2018	$25,472
December 31, 2019	$21,013
December 31, 2020	$20,172
December 31, 2021	$17,443
December 31, 2022	$14,843

8.	Debt

Revolving Credit Facility-We maintain a credit agreement with a syndicate of lenders led by Bank of America, N.A., as sole administrative agent. The credit agreement provides for a $500 million revolving credit facility, with a $75 million letter of credit sublimit and a $30 million swing line loan sublimit. The credit agreement also includes an accordion feature that permits us to arrange with the lenders for the provision of additional commitments. The maturity date is August 17, 2022. On August 17, 2017, we amended the credit agreement, which among other things increased the letter of credit sublimit to $75 million. We deferred $2.2 million in debt issuance costs, cumulatively over the agreement, which are amortized over the term of the credit agreement.

Borrowings under our credit agreement are collateralized by substantially all of our assets and our Material Subsidiaries (as defined in the credit agreement) and bear interest at one of the following variable rates as selected by us at the time of borrowing: a LIBOR based rate plus market spreads (1.25% to 2.25% based on our consolidated total leverage ratio) or Bank of America's base rate plus market spreads (0.25% to 1.25% based on our consolidated total leverage ratio). The aggregate annual weighted average interest rates were 2.99% and 3.75% for the years ended December 31, 2017 and 2016, respectively.

The terms of the credit agreement permit prepayment and termination of the loan commitments at any time, subject to certain conditions. The credit agreement requires us to comply with specified financial covenants, including the maintenance of certain leverage ratios and a certain consolidated coverage ratio. The credit agreement also contains various covenants, including affirmative covenants with respect to certain reporting requirements and maintaining certain business activities, and negative covenants that, among other things, may limit or impose restrictions on our ability to incur liens, incur additional indebtedness, make investments, make acquisitions and undertake certain other actions. As of, and during the fiscal years ending, December 31, 2017 and 2016, we were in compliance with our financial covenants under the credit agreement.

There was $31.0 million and $0 outstanding on our revolving credit facility at December 31, 2017 and 2016, respectively. The weighted average borrowings under the revolving portion of the facility during the years ended December 31, 2017 and 2016 were $2.7 million and $0, respectively. The maximum available borrowing under the revolving credit facility at December 31, 2017 was $453.7 million. At December 31, 2017 and 2016, we were contingently liable under letters of credit totaling $15.3 million and $23.1 million, respectively, which reduces our availability to borrow under our revolving credit facility.

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

We are a defendant in a lawsuit filed by two former employees alleging retaliation under both the False Claims Act (FCA) and the Defense Contractor Whistleblower Protection Act (DCWPA). In November 2016, we went to trial and the jury returned a verdict in favor of both plaintiffs, finding us liable for retaliation under both the FCA and the DCWPA, and awarded $0.8 million in compensatory damages for emotional distress. As a result of the jury's verdict, these plaintiffs are also entitled to awards of (i) back pay, (ii) front pay and (iii) attorneys' fees and costs. We challenged the jury’s verdict at the trial court level - both in terms of liability and in terms of the amount of the compensatory damages awarded. Specifically, we have asked the trial judge to: (i) grant us judgment as a matter of law and dismiss the retaliation claims under both the FCA and the DCWPA, and (ii) vacate the jury’s awards of compensatory damages.  On May 19, 2017, the court, by a Memorandum Opinion and Order, vacated the jury's verdict with respect to the awards of $0.8 million in compensatory damages for emotional distress and awarded damages in the total amount of $1.8 million for back pay and front pay. On August 30, 2017, the judge awarded attorneys' fees and costs and the judgment entered on May 19, 2017 in favor of both plaintiffs was amended as follows: (i) to plaintiff #1, $0.3 million in attorneys' fees and costs; $0.9 million in back pay with interest at the rate of $16.92 per diem from November 18, 2016 through the date of the amended judgment, and $0.3 million in front pay; and (ii) to plaintiff #2, $0.3 million in attorneys’ fees and costs; $0.5 million in back pay with interest at the rate of $9.79 per diem from November 18, 2016 through the date of the amended judgment, and $0.2 million in front pay. We have filed an appeal in the Fourth Circuit Court of Appeals. As of December 31, 2017, we accrued a liability for $2.3 million and recorded a receivable for $2.8 million. Through the appeals process, our liability could be further reduced or, if the plaintiffs are successful, increased an additional $0.8 million. We have an insurance policy that covers the amount of the liability, therefore, no loss was recognized as of the year ended December 31, 2017. The impact of future events in connection with this matter are not expected to have a material effect on our financial position, results of operations or cash flow.

We have $15.3 million outstanding on our letter of credit, of which $15.2 million is related to an outstanding performance bond in connection with a contract between ManTech MENA, LLC and Jadwalean International Operations and Management Company to fulfill technical support requirements for the Royal Saudi Air Force.

We lease office space and equipment under long-term operating leases. A number of the leases contain renewal options and escalation clauses. Office space and equipment rent expense totaled approximately $36.9 million, $37.4 million and $37.2 million for the years ended December 31, 2017, 2016 and 2015, respectively. We had $10.6 million and $11.1 million of deferred rent liabilities resulting from recording rent expense on a straight-line basis over the life of the respective lease for the years ended December 31, 2017 and 2016, respectively. At December 31, 2017, aggregate future minimum rental commitments under these leases are as follows (in thousands):

Total
Year ending:
December 31, 2018	$32,353
December 31, 2019	29,252
December 31, 2020	23,048
December 31, 2021	19,964
December 31, 2022	16,793
Thereafter	18,692
Total	$140,102

10.	Stockholders' Equity and Stock-Based Compensation

Common Stock-We have 150,000,000 shares of authorized Class A common stock, par value $0.01 per share. We have 50,000,000 shares of authorized Class B common stock, par value $0.01 per share. On December 31, 2017, there were 26,041,660 shares of Class A common stock outstanding, 244,113 shares of Class A common stock recorded as treasury stock and 13,189,245 shares of Class B common stock outstanding.

Holders of Class A common stock are entitled to one vote for each share held of record and holders of Class B common stock are entitled to ten votes for each share held of record, except with respect to any “going private transaction” (generally, a transaction in which George J. Pedersen (our Executive Chairman and Chairman of the Board), his affiliates, his direct and indirect permitted transferees or a group, generally including Mr. Pedersen, such affiliates and permitted transferees, seek to buy all outstanding shares), as to which each share of Class A common stock and Class B common stock are entitled to one vote per share. The Class A common stock and the Class B common stock vote together as a single class on all matters submitted to a vote of stockholders, including the election of directors, except as required by law. Holders of common stock do not have cumulative voting rights in the election of directors.

Stockholders are entitled to receive, when and if declared by the Board of Directors from time-to-time, such dividends and other distributions in cash, stock or property from our assets or funds legally and contractually available for such purposes subject to any dividend preferences that may be attributable to preferred stock that may be authorized. Each share of Class A common stock and Class B common stock is equal in respect to dividends and other distributions in cash, stock or property, except that in the case of stock dividends, only shares of Class A common stock will be distributed with respect to the Class A common stock and only shares of Class B common stock will be distributed with respect to Class B common stock. In no event will either Class A common stock or Class B common stock be split, divided or combined unless the other class is proportionately split, divided or combined.

The shares of Class A common stock are not convertible into any other series or class of securities. Each share of Class B common stock, however, is freely convertible into one share of Class A common stock at the option of the Class B stockholder. Upon the death of Mr. Pedersen, all outstanding shares of Class B common stock automatically convert to Class A common stock.

Preferred Stock-We are authorized to issue an aggregate of 20,000,000 shares of preferred stock, $0.01 par value per share, the terms and conditions of which are determined by our Board of Directors upon issuance. The rights, preferences and privileges of holders of our common stock are subject to, and may be adversely affected by, the rights of holders of any shares of preferred stock that we may designate and issue in the future. At December 31, 2017 and 2016, no shares of preferred stock were outstanding and the Board of Directors currently has no plans to issue a series of preferred stock.

Accounting for Stock-Based Compensation:

Our 2016 Management Incentive Plan (the Plan) was designed to attract, retain and motivate key employees. The types of awards available under the Plan include stock options, restricted stock and RSUs. Equity awards granted under the Plan are settled in shares of Class A common stock. At the beginning of each year, the Plan provides that the number of shares available for issuance automatically increases by an amount equal to 1.5% of the total number of shares of Class A and Class B common stock outstanding on December 31st of the previous year. On January 2, 2018, there were 588,464 additional shares made available for issuance under the Plan. Through December 31, 2017, the Board of Directors has authorized the issuance of up to 13,963,435 shares under this Plan. Through December 31, 2017, the remaining aggregate number of shares of our common stock available for future grants under the Plan was 5,980,594. The Plan expires in March 2026.

The Plan is administered by the compensation committee of our Board of Directors, along with its delegates. Subject to the express provisions of the Plan, the committee has the Board of Directors' authority to administer and interpret the Plan, including the discretion to determine the exercise price, vesting schedule, contractual life and the number of shares to be issued.

Stock Compensation Expense-For the years ended December 31, 2017, 2016 and 2015, we recorded $6.3 million, $3.3 million and $4.4 million of stock-based compensation expense, respectively. No compensation expense of employees with stock awards, including stock-based compensation expense, was capitalized during the periods. For the year ended December 31, 2017, we recorded $2.7 million to income tax expense for tax benefits related to the exercise of stock options, vested cancellations and the vesting of restricted stock.  For the year ended December 31, 2016 and 2015, we recorded $0.1 million and $3.0 million, respectively, to paid in capital related to tax deficiencies from the exercise of stock options, vested cancellations and the vesting of restricted stock.

Stock Options-Under the Plan, we have issued stock options. A stock option granted gives the holder the right, but not the obligation to purchase a certain number of shares at a predetermined price for a specific period of time. We typically issue options that vest over three years in equal installments beginning on the first anniversary of the date of grant. Under the terms of the Plan, the contractual life of the option grants may not exceed eight years. During the years ended December 31, 2017, 2016 and 2015, we issued options that expire five years from the date of grant.

Fair Value Determination-We have used the Black-Scholes-Merton option pricing model to determine fair value of our stock option awards on the date of grant. We will reconsider the use of the Black-Scholes-Merton model if additional information becomes available in the future that indicates another model would be more appropriate or if grants issued in future periods have characteristics that cannot be reasonably estimated under this model.

The following weighted-average assumptions were used for option grants during the years ended December 31, 2017, 2016 and 2015:

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

The following table summarizes weighted-average assumptions used in our calculations of fair value for the years ended December 31, 2017, 2016 and 2015:

	Year Ended December 31,
	2017	2016	2015
Volatility	25.59%	23.70%	26.16%
Expected life of options	3 years	3 years	3 years
Risk-free interest rate	1.72%	1.10%	1.15%
Dividend yield	2.75%	2.88%	3.00%

Stock Option Activity-The weighted-average fair value of options granted during the years ended December 31, 2017, 2016 and 2015, as determined under the Black-Scholes-Merton valuation model, was $6.75, $4.60 and $4.59, respectively. Option grants that vested during the years ended December 31, 2017, 2016 and 2015 had a combined fair value of $1.7 million, $2.6 million and $3.6 million, respectively.

The following table summarizes stock option activity for the years ended December 31, 2017, 2016 and 2015:

	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value (in thousands)	Weighted Average Remaining Contractual Life
Stock options outstanding at December 31, 2014	3,391,032	$32.76	$4,722
Granted	237,853	$30.87
Exercised	(284,320)	$27.51	$1,348
Cancelled and expired	(849,255)	$39.56
Stock options outstanding at December 31, 2015	2,495,310	$30.86	$3,583
Granted	199,938	$34.22
Exercised	(1,045,789)	$29.24	$8,858
Cancelled and expired	(489,040)	$37.91
Stock options outstanding at December 31, 2016	1,160,419	$29.93	$14,299
Granted	534,030	$42.90
Exercised	(463,800)	$29.34	$7,203
Cancelled and expired	(61,241)	$33.80
Stock options outstanding at December 31, 2017	1,169,408	$35.88	$16,731	3 years

Stock options exercisable at December 31, 2017	484,429	$29.22	$10,156	2 years

The following table summarizes non-vested stock options for the year ended December 31, 2017:

	Number of Shares	Weighted Average Fair Value
Non-vested stock options at December 31, 2016	562,927	$4.66
Granted	534,030	$6.75
Vested	(367,729)	$4.71
Cancelled	(44,249)	$5.11
Non-vested stock options at December 31, 2017	684,979	$6.23

Unrecognized compensation expense related to outstanding stock options was $3.6 million as of December 31, 2017, which is expected to be recognized over a weighted-average period of 3 years and will be adjusted for forfeitures as they occur.

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

Restricted Stock Activity-The following table summarizes the restricted stock activity during the years ended December 31, 2017 and 2016:

	Number of Shares	Weighted Average Fair Value
Non-vested restricted stock at December 31, 2015	21,000	$28.98
Granted	18,000	$33.84
Vested	(21,000)	$28.98
Non-vested restricted stock at December 31, 2016	18,000	$33.84
Granted	24,000	$37.90
Vested	(18,000)	$33.84
Non-vested restricted stock at December 31, 2017	24,000	$37.90

RSUs-Under the Plan, we issued RSUs. RSUs are not actual shares, but rather a right to receive shares in the future. The shares are not issued and the employee cannot sell or transfer shares prior to vesting and has no voting rights until the RSUs vest. Employees who are granted RSUs do not receive dividend payments during the vesting period. The employees' RSUs will result in the delivery of shares if (a) performance criteria is met and (b) the employee remains employed, in good standing, through the date of the performance period or death. The performance period is 2 years. During the year ended December 31, 2016, we granted 26,788 time-based RSUs to an officer which did not contain additional performance criteria (half will vest four years after the date of grant and the other half will vest five years after the date of grant). The grant date fair value of the RSUs is equal to the closing market price of our common stock on the grant date less the present value of dividends expected to be awarded during the service period. We recognize the grant date fair value of RSUs of shares we expect to issue as compensation expense ratably over the requisite service period.

RSU Activity-The following table summarizes the RSU activity during the years ended December 31, 2017 and 2016:

	Number of Units	Weighted Average Fair Value
RSUs at December 31, 2015	93,450	$30.84
Granted	132,988	$29.50
Forfeited	(20,100)	$29.56
RSUs at December 31, 2016	206,338	$30.10
Granted	55,830	$35.34
Vested	(3,300)	$30.60
Forfeited	(97,525)	$31.00
RSUs at December 31, 2017	161,343	$31.36

11.	Retirement Plans

As of December 31, 2017, we maintained a qualified defined contribution plan. Our qualified defined contribution plan covers substantially all employees and complies with Section 401 of the Internal Revenue Code. Under this plan, we stipulated a basic matching contribution that matches a portion of the participants' contribution based upon a defined schedule. Additionally, this plan contains a discretionary contribution component where we may contribute additional amounts based on a percentage of eligible employees' compensation. Contributions are invested by an independent investment company. The choice of investment alternatives is at the election of each participating employee. Our contributions to the plan were approximately $20.6 million, $19.8 million and $18.5 million for the years ended December 31, 2017, 2016 and 2015, respectively.

As of December 31, 2017, we also maintained an Employee Supplemental Savings Plan (ESSP), which is a nonqualified deferred compensation plan for certain key employees. Under this plan, eligible employees may defer up to 75% of qualified annual base compensation and 100% of bonus. In the ESSP, participant deferral accounts are credited with a rate of return based on investment elections as selected by the participant. The assets related to the ESSP are held in a rabbi trust owned by us for benefit of the participating employees. The trust investments are in the form of variable universal life insurance products, which are owned by us. These investments seek to replicate the return of the participant investment elections. Employee contributions to this plan were approximately $3.0 million, $2.6 million and $2.8 million for the years ended December 31, 2017, 2016 and 2015, respectively.

We maintained a nonqualified supplemental defined benefit pension plan for certain retired employees of an acquired company as of December 31, 2017. These plans were informally and partially funded beginning in 1999 through a rabbi trust. Assets held in a rabbi trust are not eligible to be included in the calculation of plan status. At both December 31, 2017 and 2016, 100% of the rabbi trust assets were invested in a money market account with a commercial bank. All covered employees retired prior to 1998. Our benefit obligation was $1.2 million and $1.1 million at December 31, 2017 and 2016, respectively.

12.	Income Taxes

The domestic and foreign components of income operations before income taxes and equity method investments were as follows (in thousands):

	Year Ended December 31,
	2017	2016	2015
Domestic	$97,718	$89,988	$85,665
Foreign	(476)	82	(311)
Income from operations before income taxes and equity method investments	$97,242	$90,070	$85,354

The provision for income taxes was comprised of the following components (in thousands):

	Year Ended December 31,
	2017	2016	2015
Current provision:
Federal	$5,340	$13,454	$2,714
State	2,523	2,394	1,247
Foreign	38	(45)	77
	7,901	15,803	4,038
Deferred (benefit) provision:
Federal	(28,013)	17,170	27,817
State	3,313	2,831	5,825
	(24,700)	20,001	33,642
Non-current (benefit) resulting from allocating tax benefits directly to additional paid in capital and changes in liabilities:
Federal	(60)	(1,573)	(2,568)
State	—	(445)	(746)
	(60)	(2,018)	(3,314)
(Benefit) provision for income taxes	$(16,859)	$33,786	$34,366

For the years ended December 31, 2017, 2016 and 2015 the non-current benefits related to liabilities for uncertain tax positions was $0.1 million, $0.2 million and $0.3 million, respectively.

The schedule of effective income tax rate reconciliation is as follows:

	Year Ended December 31,
	2017	2016	2015
Statutory U.S. Federal tax rate	35.0%	35.0%	35.0%
Increase (decrease) in tax rate resulting from:
Net deferred tax liability remeasurement	(52.0)%	—%	—%
State taxes—net of Federal benefit	3.9%	3.4%	4.8%
Stock-based compensation	(2.8)%	—%	—%
ESSP	(1.5)%	(0.7)%	0.2%
Excess executive compensation	0.4%	0.7%	0.5%
Section 199 deductions	(0.4)%	(0.4)%	(0.4)%
Other, net	0.1%	(0.5)%	0.1%
Effective tax rate	(17.3)%	37.5%	40.2%

We paid income taxes, net of refunds, of $15.9 million, $18.1 million and $6.4 million for the years ended December 31, 2017, 2016 and 2015, respectively.

Deferred income taxes arise from temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements. A summary of the tax effect of the significant components of deferred income taxes is as follows (in thousands):

	December 31,
	2017	2016
Gross deferred tax liabilities:
Goodwill and other assets	$100,967	$131,367
Unbilled receivables	11,693	18,608
Property and equipment	7,303	2,657
Total	119,963	152,632

Gross deferred tax assets:
Retirement and other liabilities	(20,636)	(27,258)
Allowance for potential contract losses and other contract reserves	(1,598)	(3,005)
Federal and state operating loss carryforwards	(1,252)	(560)
Less: Valuation allowance	717	272
Total	(22,769)	(30,551)
Net deferred tax liabilities	$97,194	$122,081

In connection with our initial analysis of the impact of the Tax Cuts and Jobs Act, our income tax expense was reduced by $50.6 million for the year ended December 31, 2017 from a re-measurement of our existing deferred tax assets and liabilities.  We have not completed our accounting for the income tax effects of certain elements of the Tax Cuts and Jobs Act, specifically related to the future deductibility of certain executive compensation expenses, acquisition accounting for InfoZen, and a detailed review of capitalized assets that qualify for immediate deduction. We have recorded provisional adjustments for these matters for the year ended December 31, 2017.

At December 31, 2017, we had state and foreign net operating losses of approximately $9.9 million and $3.5 million, respectively. The state net operating losses expire beginning 2019 through 2035. We recorded a valuation allowance against the foreign net operating losses as we do not believe the loss will be fully utilized in the future.

A reconciliation of the beginning and ending balances of the total amounts of gross unrecognized tax benefits is as follows (in thousands):

	December 31,
	2017	2016	2015
Gross unrecognized tax benefits at beginning of year	$293	$519	$785
Lapse in statute of limitations	(105)	(285)	(266)
Increases in tax positions for current year	32	59	—
Gross unrecognized tax benefits at end of year	$220	$293	$519

The total liability for gross unrecognized tax benefits as of December 31, 2017, 2016 and 2015 includes $0.2 million, $0.2 million and $0.4 million, respectively, of unrecognized net tax benefits which, if ultimately recognized, would reduce our annual effective tax rate in a future period.

We are subject to income taxes in the U.S., various state and foreign jurisdictions. Tax statutes and regulations within each jurisdiction are subject to interpretation and require significant judgment to apply. We are no longer subject to U.S. federal or non-U.S. income tax examinations by tax authorities for the years before 2013. We are no longer subject to U.S. state tax examinations by tax authorities for the years before 2012. We believe it is reasonably possible that $0.1 million of gross unrecognized tax benefits will be settled within the next year due to expirations of statute of limitations.

13.	Business Segment and Geographic Area Information

We have one reportable segment. We deliver a broad array of IT and technical services solutions under contracts with the U.S. government. Our U.S. government customers typically exercise independent contracting authority, and even offices or divisions within an agency or department may directly, or through a prime contractor, use our services as a separate customer so long as that customer has independent decision-making and contracting authority within its organization. Revenues from the U.S. government under prime contracts and subcontracts were approximately 98%, 98% and 99% of our total revenues for the years ended December 31, 2017, 2016 and 2015, respectively. We treat sales to U.S. government customers as sales within the U.S. regardless of where the services are performed. U.S. revenues were approximately 98%, 98% and 100% of our total revenues for the years ended December 31, 2017, 2016 and 2015, respectively. International revenues were approximately 2%, 2% and 0% of our total revenues for the years ended December 31, 2017, 2016 and 2015, respectively. Furthermore, substantially all assets from continuing operations were held in the U.S. for the years ended December 31, 2017, 2016 and 2015.

14.	Divestiture of ManTech Cyber Solutions International (MCSI) and Investment in CounterTack Inc. (CounterTack)

On July 13, 2015, we divested MCSI, which was engaged in the business of providing commercial cyber products. We received consideration of preferred stock in CounterTack that has a fair value of $6.7 million. The fair value is based on the quoted price for the identical item held by another party (Level 3). We recorded a gain on the sale of $1.7 million, which is included in the other income (expense), net line item on the consolidated statement of income for the year ended December 31, 2015. We recorded transaction costs associated with the divestiture of $1.2 million. The divestiture did not qualify to be presented as discontinued operations as it did not represent a strategic shift that would have a major effect on our operations and financial results. On July 13, 2015, we purchased additional preferred stock in CounterTack for $3.8 million. We account for our investment in CounterTack preferred stock under the cost method of accounting for investments.

15.	Quarterly Financial Information (Unaudited)

The quarterly financial data reflects, in our opinion, all normal and recurring adjustments to present fairly the results of operations for such periods. Results of any one or more quarters are not necessarily indicative of annual results or continuing trends. The following tables set forth selected unaudited quarterly financial data:

	2017
	March 31,	June 30,	September 30,	December 31,
	(in thousands, except per share data)
Revenues	$418,374	$413,694	$422,665	$462,285
Operating income	$24,390	$24,935	$23,140	$25,729
Income from operations before income taxes and equity method investments	$24,159	$24,651	$23,114	$25,318
Net income	$15,028	$15,561	$15,182	$68,370

Class A common stock:
Basic weighted average common shares outstanding	25,547	25,618	25,684	25,886
Basic earnings per share	$0.39	$0.40	$0.39	$1.75
Diluted weighted average common shares outstanding	25,778	25,827	25,929	26,353
Diluted earnings per share	$0.39	$0.40	$0.39	$1.73
Class B common stock:
Basic weighted average common shares outstanding	13,191	13,191	13,191	13,189
Basic earnings per share	$0.39	$0.40	$0.39	$1.75
Diluted weighted average common shares outstanding	13,191	13,191	13,191	13,189
Diluted earnings per share	$0.39	$0.40	$0.39	$1.73

	2016
	March 31,	June 30,	September 30,	December 31,
	(in thousands, except per share data)
Revenues	$390,662	$401,354	$415,402	$394,178
Operating income	$21,945	$24,214	$23,500	$21,304
Income from operations before income taxes and equity method investments	$21,708	$23,972	$23,365	$21,025
Net income	$13,216	$14,782	$14,664	$13,729

Class A common stock:
Basic weighted average common shares outstanding	24,476	24,707	25,164	25,423
Basic earnings per share	$0.35	$0.39	$0.38	$0.36
Diluted weighted average common shares outstanding	24,567	24,916	25,429	25,667
Diluted earnings per share	$0.35	$0.39	$0.38	$0.35
Class B common stock:
Basic weighted average common shares outstanding	13,192	13,192	13,192	13,191
Basic earnings per share	$0.35	$0.39	$0.38	$0.36
Diluted weighted average common shares outstanding	13,192	13,192	13,192	13,191
Diluted earnings per share	$0.35	$0.39	$0.38	$0.35

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

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

Assessment of Effectiveness of Disclosure Controls and Procedures-Based upon the assessments, our principal executive officer and our principal financial officer have concluded that, as of December 31, 2017, our disclosure controls and procedures were effective at the reasonable assurance level described above.

Management's Report on Internal Control over Financial Reporting-Management is responsible for establishing and maintaining adequate control over financial reporting. Management used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission in the Internal Control-Integrated Framework (2013) to assess the effectiveness of our internal control over financial reporting. Based upon the assessments, our management has concluded that, as of December 31, 2017, our internal control over financial reporting was effective. Our independent registered public accounting firm issued an attestation report concerning our internal control over financial reporting, which appears further in this Annual Report.

Changes in Internal Control over Financial Reporting-During the three months ended December 31, 2017, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control for financial reporting.

Item 9B.	Other Information

None.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and the Board of Directors of ManTech International Corporation
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of ManTech International Corporation and subsidiaries (the “Company”) as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2017, of the Company and our report dated February 23, 2018 expressed an unqualified opinion on those financial statements.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
Definition and Limitations of Internal Control over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
/s/ Deloitte & Touche LLP
Mclean, Virginia
February 23, 2018

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information concerning our directors and executive officers required by Item 401 of Regulation S-K is included under the captions “Election of Directors” and “Executive Officers,” respectively, in our definitive Proxy Statement to be filed with the Securities and Exchange Commission (SEC) in connection with our 2018 Annual Meeting of Stockholders (the “2018 Proxy Statement”), and that information is incorporated by reference in this Annual Report on Form 10-K.

The information required by Item 405 of Regulation S-K concerning compliance with Section 16(a) of the Exchange Act is included under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in our 2018 Proxy Statement, and that information is incorporated by reference in this Annual Report on Form 10-K.

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

The information required by Item 407(d)(4) of Regulation S-K concerning the Audit Committee is included under the caption “Committees of the Board of Directors - Audit Committee” in our 2018 Proxy Statement and that information is incorporated by reference in this Annual Report on Form 10-K.

The information required by Item 407(d)(5) of Regulation S-K concerning the designation of an audit committee financial expert is included under the caption “Committees of the Board of Directors - Audit Committee” in our 2018 Proxy Statement and that information is incorporated by reference in this Annual Report on Form 10-K.

Item 11.	Executive Compensation

The information required by this Item is included under the captions “Non-Employee Director Compensation Table,” “Certain Relationships and Related Person Transactions - Compensation Committee Interlocks and Insider Participation,” “Compensation Committee Report” and “Compensation Discussion and Analysis” and the related text and tables in our 2018 Proxy Statement and that information is incorporated by reference in this Annual Report on Form 10-K.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 403 of Regulation S-K is included under the caption “Beneficial Ownership of Our Stock” in our 2018 Proxy Statement, and that information is incorporated by reference in this Annual Report on Form 10-K.

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides information as of December 31, 2017 with respect to compensation plans (including individual compensation arrangements) under which our equity securities are authorized for issuance.

Equity Compensation Plan Information
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	1,169,408	$35.88	5,980,594
Equity compensation plans not approved by security holders	—	—	—
Total	1,169,408	$35.88	5,980,594

The plan contains a formula that automatically increases the number of securities available for issuance. The plan provides that the number of shares available for issuance under the plan automatically increases on the first trading day of January each calendar year during the term of the plan by an amount equal to 1.5% of the total number of shares outstanding (including all outstanding classes of common stock) on the last trading day in December of the immediately preceding calendar year, but provides that in no event should any such annual increase exceed 1,500,000 shares. On January 2, 2018, there were 588,464 shares added to the plan under this provision.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is included under the captions “Certain Relationships and Related Person Transactions” and “Corporate Governance - Director Independence” in our 2018 Proxy Statement and that information is incorporated by reference in this Annual Report on Form 10-K.

Item 14.	Principal Accounting Fees and Services

The information required by this Item is included under the caption “Ratification of Appointment of Independent Auditors” in our 2018 Proxy Statement and that information is incorporated by reference in this Annual Report on Form 10-K.

PART IV

Item 15.	Exhibits, Financial Statement Schedule

(a) The following documents are filed as a part of this Annual Report on Form 10-K:

(1)All financial statements:

(2)Financial statement schedule:

SCHEDULE NO.	DESCRIPTION	PAGE
Schedule II	Valuation and Qualifying Accounts for the years ended December 31, 2017, 2016 and 2015	69

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

3.3	Third Amended and Restated Bylaws of the Registrant (incorporated herein by reference from registrant's Current Report on Form 8-K, as filed with the SEC on December 13, 2017).
4.1	Form of Common Stock Certificate (incorporated herein by reference from registrant's Registration Statement on Form S-1 (File No. 333-73946), as filed with the SEC on November 23, 2001, as amended).
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

10.3
Second Amended and Restated Credit Agreement dated August 17, 2017, by and among the registrant and a syndicate of lenders, including Bank of America, N.A., acting as administrative agent for the lenders (incorporated herein by reference from the registrant's Current Report on Form 8-K, as filed with the SEC on August 23, 2017.)

10.4*
Retention Agreement, effective as of January 1, 2002, between George J. Pedersen and the registrant (incorporated herein by reference from registrant's Registration Statement on Form S-1 (File No. 333-73946), as filed with the SEC on November 23, 2001, as amended).

10.5*
ManTech International Corporation 2017 Executive Compensation Plan, adopted on March 7, 2017 in which our executive officers participate (incorporated herein by reference from registrant's Current Report on Form 8-K, as filed with the SEC on March 13, 2017).

10.6*
Management Incentive Plan of ManTech International Corporation - 2016 Restatement (incorporated herein by reference from registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2016, as filed with the SEC on July 29, 2016).

10.7*
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

10.11*
Form of Performance-Based Restricted Stock Unit Agreement granted under the Management Incentive Plan (incorporated herein by reference from registrant's Current Report on Form 8-K, as filed with the SEC on March 13, 2017).

10.12*
Form of Executive Continuity and Stay Incentive Agreement, by and between each of our executive officers and the registrant, (incorporated herein by reference from registrant's Annual Report on Form 10-K for the year ended December 31, 2015, as filed with the SEC on February 19, 2016.)

10.13*	Restricted Stock Unit Award Agreement, dated as of November 7, 2016, granted under the Management Incentive Plan, between the Company and Kevin Phillips.
21.1‡	Subsidiaries of the Registrant.
23.1‡	Independent Registered Public Accounting Firm Consent.
24.1	Power of Attorney (included on signature page).
31.1‡	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.
31.2‡	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.
32‡	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended.
101
The following materials from ManTech International Corporation's Annual Report on Form 10-K for the year ended December 31, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at December 31, 2017 and 2016; (ii) Consolidated Statement of Income for the Years Ended December 31, 2017, 2016 and 2015; (iii) Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2017, 2016 and 2015; (iv) Consolidated Statements of Changes in Stockholders' Equity for the Years Ended December 31, 2017, 2016 and 2015; (v) Consolidated Statements of Cash Flows for the Years Ended December 31, 2017, 2016 and 2015; and (vi) Notes to Consolidated Financial Statements.

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

MANTECH INTERNATIONAL CORPORATION

By:	/s/ KEVIN M. PHILLIPS
Name:	Kevin M. Phillips
Title:	President and Chief Executive Officer
Date:	February 23, 2018

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

Name and Signature	Title	Date

/s/ GEORGE J. PEDERSEN	Executive Chairman and Chairman of the Board of Directors	February 23, 2018
George J. Pedersen

/s/ KEVIN M. PHILLIPS	President, Chief Executive Officer and Director	February 23, 2018
Kevin M. Phillips	(Principal Executive Officer)

/s/ JUDITH L. BJORNAAS	Chief Financial Officer	February 23, 2018
Judith L. Bjornaas	(Principal Financial Officer and Principal Accounting Officer)

/s/ RICHARD L. ARMITAGE	Director	February 23, 2018
Richard L. Armitage

/s/ MARY K. BUSH	Director	February 23, 2018
Mary K. Bush

/s/ BARRY G. CAMPBELL	Director	February 23, 2018
Barry G. Campbell

/s/ WALTER R. FATZINGER, JR.	Director	February 23, 2018
Walter R. Fatzinger, Jr.

/s/ RICHARD J. KERR	Director	February 23, 2018
Richard J. Kerr

/s/ KENNETH A. MINIHAN	Director	February 23, 2018
Kenneth A. Minihan

SCHEDULE II

Valuation and Qualifying Accounts

Activities in our allowance accounts for the years ended December 31, 2017, 2016 and 2015 were as follows (in thousands):

Doubtful Accounts
	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions	Other*	Balance at End of Period
2015	$9,830	—	(552)	(805)	$8,473
2016	$8,473	—	(215)	(750)	$7,508
2017	$7,508	—	—	(1,351)	$6,157

*	Other represents doubtful account reserves released or recorded as part of net revenues for estimated customer disallowances.

Deferred Tax Asset Valuation
	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions	Other	Balance at End of Period
2015	$64	—	—	(64)	$—
2016	$—	272	—	—	$272
2017	$272	444	—	1	$717