Form 10-Q
period 2018-03-31
MANTECH INTERNATIONAL CORP
filed 2018-05-04
CIK 892537

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
__________________________________________
FORM 10-Q
__________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018
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

As of May 2, 2018 there were 26,352,452 shares outstanding of our Class A common stock and 13,189,245 shares outstanding of our Class B common stock.

MANTECH INTERNATIONAL CORPORATION
FORM 10-Q
FOR THE QUARTER ENDED March 31, 2018

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

MANTECH INTERNATIONAL CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands Except Share and Per Share Amounts)

	(unaudited)
	March 31, 2018	December 31, 2017
ASSETS
Cash and cash equivalents	$10,382	$9,451
Receivables—net	364,180	311,410
Prepaid expenses and other	49,360	46,207
Contractual inventory	92	96
Total Current Assets	424,014	367,164
Goodwill	1,085,321	1,084,560
Other intangible assets—net	189,452	194,348
Property and equipment—net	50,288	46,082
Employee supplemental savings plan assets	33,300	33,555
Investments	11,848	11,843
Other assets	7,383	6,923
TOTAL ASSETS	$1,801,606	$1,744,475
LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Accounts payable and accrued expenses	$134,870	$122,405
Accrued salaries and related expenses	77,087	87,064
Contract liabilities	21,876	18,816
Total Current Liabilities	233,833	228,285
Long term debt	65,500	31,000
Deferred income taxes	101,163	97,194
Accrued retirement	32,293	34,517
Other long-term liabilities	10,718	10,505
TOTAL LIABILITIES	443,507	401,501
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY
Common stock, Class A—$0.01 par value; 150,000,000 shares authorized; 26,576,960 and 26,285,773 shares issued at March 31, 2018 and December 31, 2017; 26,332,847 and 26,041,660 shares outstanding at March 31, 2018 and December 31, 2017	266	263
Common stock, Class B—$0.01 par value; 50,000,000 shares authorized; 13,189,245 and 13,189,245 shares issued and outstanding at March 31, 2018 and December 31, 2017	132	132
Additional paid-in capital	496,354	492,030
Treasury stock, 244,113 and 244,113 shares at cost at March 31, 2018 and December 31, 2017	(9,158)	(9,158)
Retained earnings	870,814	860,027
Accumulated other comprehensive loss	(309)	(320)
TOTAL STOCKHOLDERS’ EQUITY	1,358,099	1,342,974
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,801,606	$1,744,475

See notes to condensed consolidated financial statements.

MANTECH INTERNATIONAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In Thousands Except Per Share Amounts)

	(unaudited) Three months ended March 31,
	2018	2017
REVENUE	$473,236	$418,374
Cost of services	403,933	357,047
General and administrative expenses	42,882	36,937
OPERATING INCOME	26,421	24,390
Interest expense	(734)	(294)
Interest income	15	24
Other income, net	4	39
INCOME FROM OPERATIONS BEFORE INCOME TAXES AND EQUITY METHOD INVESTMENTS	25,706	24,159
Provision for income taxes	(5,679)	(9,100)
Equity in gains (losses) of unconsolidated subsidiaries	40	(31)
NET INCOME	$20,067	$15,028
BASIC EARNINGS PER SHARE:
Class A common stock	$0.51	$0.39
Class B common stock	$0.51	$0.39
DILUTED EARNINGS PER SHARE:
Class A common stock	$0.51	$0.39
Class B common stock	$0.51	$0.39

See notes to condensed consolidated financial statements.

MANTECH INTERNATIONAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In Thousands)

	(unaudited) Three months ended March 31,
	2018	2017
NET INCOME	$20,067	$15,028
OTHER COMPREHENSIVE INCOME (LOSS):
Translation adjustments, net of tax	11	(54)
COMPREHENSIVE INCOME	$20,078	$14,974

See notes to condensed consolidated financial statements.

MANTECH INTERNATIONAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)

	(unaudited) Three months ended March 31,
	2018	2017
CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES:
Net income	$20,067	$15,028
Adjustments to reconcile net income to net cash flow from (used in) operating activities:
Depreciation and amortization	13,209	7,674
Deferred income taxes	3,969	3,653
Stock-based compensation	1,054	1,067
Equity in (gains) losses of unconsolidated subsidiaries	(40)	31
Change in assets and liabilities—net of effects from acquired businesses:
Receivables—net	(45,458)	5,645
Prepaid expenses and other	(3,255)	4,411
Contractual inventory	4	1,192
Employee supplemental savings plan asset	255	(1,287)
Accounts payable and accrued expenses	4,980	(2,644)
Accrued salaries and related expenses	(9,873)	3,646
Contract liabilities	(397)	(899)
Accrued retirement	(2,224)	(655)
Other	(306)	(333)
Net cash flow from (used in) operating activities	(18,015)	36,529
CASH FLOWS (USED IN) INVESTING ACTIVITIES:
Purchases of property and equipment	(6,574)	(2,578)
Investment in capitalized software for internal use	(2,097)	(817)
Deferred contract costs	(295)	—
Net cash used in investing activities	(8,966)	(3,395)
CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES:
Borrowing under revolving credit facility	191,000	—
Repayments under revolving credit facility	(156,500)	—
Dividends paid	(9,861)	(8,137)
Proceeds from exercise of stock options	5,996	1,694
Payment consideration to tax authority on employees' behalf	(2,723)	—
Net cash flow from (used in) financing activities	27,912	(6,443)
NET CHANGE IN CASH AND CASH EQUIVALENTS	931	26,691
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	9,451	64,936
CASH AND CASH EQUIVALENTS, END OF PERIOD	$10,382	$91,627

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for income taxes, net	$(3)	$(4,483)
Cash paid for interest	$647	$244
Noncash investing and financing activities:
Capital expenditures incurred but not yet paid	$3,653	$371
See notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2018
UNAUDITED

1.	Description of the Business

ManTech International Corporation (depending on the circumstances, “ManTech” “Company” “we” “our” “ours” or “us”) provide mission-focused technology solutions and services for U.S. defense, intelligence community and federal civilian agencies. Now in our 50th year, we excel in full-spectrum cyber, data collection & analytics, enterprise information technology (IT), systems engineering and software application development solutions that support national and homeland security.

2.	Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and note disclosures normally included in the annual financial statements, prepared in accordance with accounting principles generally accepted in the U.S., have been condensed or omitted pursuant to those rules and regulations. The preparation of these condensed consolidated financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses. We recommend that you read these condensed consolidated financial statements in conjunction with the audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017, previously filed with the SEC. We believe that the condensed consolidated financial statements in this Form 10-Q reflect all adjustments that are necessary to fairly present the financial position, results of operations and cash flows for the interim periods presented. The results of operations for such interim periods are not necessarily indicative of the results that can be expected for the full year.

3.	Revenue from Contracts with Customers

Significant Accounting Policies

Revenue Recognition - On January 1, 2018, we adopted Accounting Standards Codification (ASC) 606, Revenue from Contracts with Customers using the modified retrospective method applied to those contracts that were not substantially complete as of January 1, 2018. ASC 606 outlines a five-step model whereby revenue is recognized as performance obligations within the contract are satisfied. ASC 606 also requires new, expanded disclosures regarding revenue recognition. We recognized the cumulative effect of adopting ASC 606 as an increase to the 2018 opening balance of retained earnings in the amount of $0.8 million, with the impact primarily related to fixed-price contracts. Results for reporting periods beginning after January 1, 2018 are presented under ASC 606, while prior period amounts were not adjusted and continue to be reported in accordance with ASC 605, Revenue Recognition. The impact to revenue for the quarter ended March 31, 2018 was immaterial as a result of applying ASC 606.

We account for a contract when both we and the customer approve and commit; our rights and those of the customer are identified, payment terms are identified; the contract has commercial substance; and collectability of consideration is probable. At contract inception, we identify the distinct goods or services promised in the contract, referred to as performance obligations. Then we determine the transaction price for the contract; the consideration to which we can expect in exchange for the promised goods or services in the contract. The transaction price can be a fixed or variable amount. It is common for our contracts to contain award fees, incentive fees or other provisions that can either increase or decrease the transaction price. These variable amounts generally are awarded upon achievement of certain performance metrics, program milestones or cost targets and can be based upon customer discretion. We estimate variable consideration at the most likely amount to which we expect to be entitled. We include estimated amounts in the transaction price to the extent it is probable that a significant reversal of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is resolved. Our estimates of variable consideration and determination of whether to include estimated amounts in the transaction price are based largely on an assessment of our anticipated performance and historical, current and forecasted information that is reasonably available to us. The transaction price is allocated to each distinct performance obligation using our best estimate of the standalone selling price for each distinct good or service promised in the contract. The primary method used to estimate standalone selling price is the expected cost plus a margin approach, under which we forecast our expected costs of satisfying a performance obligation and then add an appropriate margin for that distinct good or service promised. Revenue is recognized when, or as, the performance obligation is satisfied.

We recognize revenue over time when there is a continuous transfer of control to our customer. For our U.S. government contracts, this continuous transfer of control to the customer is supported by clauses in the contract that allow the U.S. government to unilaterally terminate the contract for convenience, pay us for costs incurred plus a reasonable profit and take control of any work in process. When control is transferred over time, revenue is recognized based on the extent of progress towards completion of the performance obligation. Based on the nature of the products and services provided in the contract, we use our judgment to determine if an input measure or output measure best depicts the transfer of control over time. For services contracts, we typically satisfy our performance obligations as services are rendered and use a contract cost-based input method to measure progress. Contract costs include labor, material and allocable indirect expenses. Revenue is recognized proportionally as contract costs are incurred plus estimated fees. For time-and-material contracts, we bill the customer per labor hour and per material, and revenue is recognized in the amount invoiced since the amount corresponds directly to the value of our performance to date. For stand-ready service contracts, a time-elapsed output method is used to measure progress, and revenue is recognized straight-line over the term of the contract. If a contract does not meet the criteria for recognizing revenue over time, we recognize revenue at a point in time. Revenue is recognized at the point in time when control of the good or service is transferred to our customer. We consider control to transfer when we have a present right to payment and our customer has legal title. Determining a measure of progress and when control transfers requires us to make judgments that affect the timing of when revenue is recognized. Essentially all of our contracts satisfy their performance obligations over time.

Contracts are often modified to account for changes in contract specifications and requirements. Contract modifications impact performance obligation when the modification either creates new or changes the existing enforceable rights and obligations. The effect of a contract modification on the transaction price and our measure of progress for the performance obligation to which it relates is recognized as an adjustment to revenue under the cumulative catch-up method. Furthermore, a significant change in one or more estimates could affect the profitability of our contracts. We recognize adjustments in estimated profit on contracts in the period identified. If at any time the estimate of contract profitability indicates an anticipated loss on the contract, we recognize the loss in the quarter it is identified. The impact of adjustments in contract estimates can be reflected in either revenue or operating expenses on the condensed consolidated statement of income.

We have an Estimate at Completion process in which management reviews the progress and execution of our performance obligations. As part of this process, management reviews information including, but not limited to, any outstanding key contract matters, progress towards completion and the related program schedule, identified risks and opportunities and the related changes in estimates of revenue and costs. The risks and opportunities include management’s judgment about the ability and cost to achieve the contract milestones and other technical contract requirements. Management must make assumptions and estimates regarding labor productivity and availability, the complexity of the work to be performed, the availability of materials, the length of time to complete the performance obligation, execution by our subcontractors, the availability and timing of funding from our customer and overhead cost rates, among other variables. A significant change in one or more of these estimates could affect the profitability of our contracts. For the three months ended March 31, 2018, the aggregate impact of adjustments in contract estimates increased our revenue by $2.6 million. No adjustment on any one contract was material to our condensed consolidated financial statements for the three months ended March 31, 2018.

Results for prior periods were reported in accordance with ASC 605. Revenue for cost-reimbursable contracts were recorded as reimbursable costs were incurred, including an estimated share of the applicable contractual fees earned. For performance-based fees under cost-reimbursable contracts, we recognized the relevant portion of the expected fee to be awarded by the customer at the time such fee can be reasonably estimated, based on factors such as our prior award experience and communications with the customer regarding performance, or upon approval by the customer. For time-and-materials contracts, revenue was recognized to the extent of billable rates times hours delivered plus materials and other reimbursable costs incurred. For long-term fixed-price contracts, revenue was recognized at a rate per unit as the units were delivered or by other methods to measure services provided. Revenue from other long-term fixed-price contracts were recognized ratably over the contract period or by other appropriate methods to measure services provided. Contract costs were expensed as incurred except for certain limited long-term contracts noted below. For long-term contracts, specifically described in the scope section of ASC 605-35, Revenue Recognition - Construction-Type and Production-Type Contracts, we applied the percentage of completion method. Under the percentage of completion method, income was recognized at a consistent profit margin over the period of performance based on estimated profit margins at completion of the contract. This method of accounting required estimating the total revenue and total contract cost at completion of the contract. These estimates were periodically reviewed and revisions were made as required using the cumulative catch-up method. The impact on revenue and contract profit as a result of these revisions were included in the periods in which the revisions were made. Estimated losses on contracts at completion were recognized when identified. In certain circumstances, revenue was recognized when contract amendments were not finalized.

Contract assets - Amounts are invoiced as work progresses in accordance with agreed-upon contractual terms, either at periodic intervals or upon achievement of contractual milestones. Generally, revenue recognition occurs before billing, resulting in contract assets. These contract assets are referred to as unbilled receivables and are reported within receivables, net on our condensed consolidated balance sheet.

Billed receivables - Amounts billed and due from our customers are classified as billed receivables and are reported within receivables, net on the condensed consolidated balance sheet. The portion of the payments retained by the customer until final contract settlement is not considered a significant financing component because the intent is to protect the customer.

Contract liabilities - We receive advances and milestone payments from our customers on selected contracts that exceed revenue earned to date, resulting in contract liabilities. Contract liabilities typically are not considered a significant financing component because it is used to meet working capital demands that can be higher in the early stages of a contract and to protect us from the customer failing to adequately complete some or all of its obligations under the contract. Contract liabilities are reported on our condensed consolidated balance sheet on a net contract basis at the end of each reporting period.

Contract costs - Contract costs include direct labor, direct materials, overhead and, when applicable, general and administrative expenses. Incremental costs of obtaining a contract that we expect to recover are recognized as deferred contract costs and are amortized on a systematic basis that is consistent with the transfer to the customer of the goods or services. Other incremental costs are expensed when incurred. Costs of fulfilling a contract that relate directly to a contract or to an anticipated contract that can be specifically identified, generate or enhance resources that will be used in satisfying future performance obligations and are expected to be recovered are recognized as deferred contract costs and amortized on a systematic basis that is consistent with the transfer of the goods or services to the customer. Other costs of fulfilling a contract (general and administrative expenses, costs of wasted materials, labor or other resources to fulfill the contracts that were not reflected in the price of the contract and costs that relate to satisfied performance obligations in the contract) are expensed when incurred.

Deferred contract costs - Costs of obtaining or fulfilling a contract that meet the criteria in ASC 340, Other Assets and Deferred Costs, are capitalized and amortized on a systematic basis that is consistent with the transfer of goods or services to the customer. Deferred contracts costs are reported on our condensed consolidated balance sheet within current or non-current other assets based on the expected life of the related contract. At March 31, 2018, we had $3.1 million of deferred contract costs. For the period ending March 31, 2018 we recorded amortization expense of $0.1 million.

Revenue from Contracts with Customers

We derive revenue from contracts with customers primarily from contracts with the U.S. government in the areas of defense, intelligence, homeland security and other federal civilian agencies. Substantially all of our revenue is derived from services and solutions provided to the U.S. government or to prime contractors supporting the U.S. government, including services by our employees and our subcontractors, and solutions that include third-party hardware and software that we purchase and integrate as a part of our overall solutions. Customer requirements may vary from period-to-period depending on specific contract and customer requirements. We provide our services and solutions under three types of contracts: cost-reimbursable, fixed-price and time-and-materials. Under cost-reimbursable contracts, we are reimbursed for costs that are determined to be reasonable, allowable and allocable to the contract and paid a fee representing the profit margin negotiated between us and the contracting agency, which may be fixed or performance based. Under fixed-price contracts, we perform specific tasks for a fixed price. Fixed-price contracts may include either a product delivery or specific service performance over a defined period. Under time-and-materials contracts, we are reimbursed for labor at fixed hourly rates and generally reimbursed separately for allowable materials, costs and expenses at cost.

We have one reportable segment. Our U.S. government customers typically exercise independent decision-making and contracting authority. Offices or divisions within an agency or department of the U.S. government may directly, or through a prime contractor, use our services as a separate customer as long as the customer has independent decision-making and contracting authority within its organization. We treat sales to U.S. government customers as sales within the U.S. regardless of where the services are performed. The following tables discloses revenue (in thousands) by contract type, customer, prime or subcontractor and geography for the periods presented. Prior period amounts have not been adjusted under the modified retrospective method.

	Three months ended
	March 31, 2018	March 31, 2017
Cost-reimbursable	$309,047	$284,611
Fixed-price	116,171	76,447
Time-and-materials	48,018	57,316
Revenue	$473,236	$418,374

	Three months ended
	March 31, 2018	March 31, 2017
Department of Defense and intelligence agencies	$333,914	$338,844
Federal civilian agencies	128,233	69,602
State agencies, international agencies and commercial entities	11,089	9,928
Revenue	$473,236	$418,374

	Three months ended
	March 31, 2018	March 31, 2017
Prime contractor	$422,233	$368,388
Subcontractor	51,003	49,986
Revenue	$473,236	$418,374

	Three months ended
	March 31, 2018	March 31, 2017
U.S.	$466,025	$411,401
International	7,211	6,973
Revenue	$473,236	$418,374

The following table discloses contract receivables (in thousands):

	March 31, 2018	January 1, 2018	December 31, 2017
Billed receivables	$281,196	$236,113	$236,113
Unbilled receivables	89,282	88,767	81,454
Allowance for doubtful accounts	(6,298)	(6,157)	(6,157)
Receivables—net	$364,180	$318,723	$311,410

Receivables at March 31, 2018 are expected to be substantially collected within one year except for approximately $1.5 million, of which 97% is related to receivables from sales to the U.S. government or from contracts in which we acted as a subcontractor to other contractors selling to the U.S. government. We do not believe that we have significant exposure to credit risk as billed receivable and unbilled receivables are primarily due from the U.S. government. The allowance for doubtful accounts represents our estimate for exposure to compliance, contractual issues and bad debts related to prime contractors.

The following table discloses contract liabilities (in thousands):

	March 31, 2018	January 1, 2018	December 31, 2017
Contract liabilities	$21,876	$22,156	$18,816

Changes in the balances of contract assets and contract liabilities are primarily due to the timing difference between our performance and our customers' payments. Other changes in these balances could include business combinations, impairment of contract assets and cumulative catch-up adjustments arising from changes in the measure of progress, changes in estimates of the transaction price or contract modifications. For the three months ended March 31, 2018, the amount of revenue that was included in the opening contract liabilities balance was $2.3 million.

The remaining performance obligation as of March 31, 2018 is $2.3 billion. The following table discloses when we expect to recognize the remaining performance obligation as revenue (in billions).

For the remaining nine months ending December 31, 2018	For the year ending
	December 31, 2019	December 31, 2020	Thereafter
$1.2	$0.6	$0.2	$0.3

4.	Acquisitions

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

The preliminary purchase price of $184.0 million, which includes an estimated working capital adjustment, was preliminarily allocated to the underlying assets and liabilities based on their estimated fair value at the date of acquisition. As we are still in the process of reviewing the fair value of the assets acquired and liabilities assumed and in finalizing the closing working capital adjustment, the purchase price allocation for InfoZen is not complete as of March 31, 2018. The goodwill recorded related to this transaction will be deductible for tax purposes over 15 years. Recognition of goodwill is largely attributed to the value paid for InfoZen's capabilities to support customers in modernization, agile software development, cloud migration and threat monitoring and assessment capabilities.

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

The following table represents the preliminary purchase price allocation for InfoZen (in thousands):

Cash and cash equivalents	$1,406
Receivables	9,433
Prepaid expenses and other	4,143
Goodwill	129,447
Other intangible assets	54,850
Property and equipment	485
Other assets	111
Accounts payable and accrued expenses	(7,360)
Accrued salaries and related expenses	(3,089)
Contract liabilities	(5,432)
Net assets acquired and liabilities assumed	$183,994

5.	Earnings Per Share

Under ASC 260, Earnings per Share, the two-class method is an earnings allocation formula that determines earnings per share for each class of common stock according to dividends declared (or accumulated) and participation rights in undistributed earnings. Under that method, basic and diluted earnings per share data are presented for each class of common stock.

In applying the two-class method, we determined that undistributed earnings should be allocated equally on a per share basis between Class A and Class B common stock. Under our Certificate of Incorporation, the holders of the common stock are entitled to participate ratably, on a share-for-share basis as if all shares of common stock were of a single class, in such dividends as may be declared by the Board of Directors. During the three months ended March 31, 2018 and 2017, we declared and paid quarterly dividends in the amount of $0.25 per share and $0.21 per share, respectively, on both classes of common stock.

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

The net income available to common stockholders and weighted average number of common shares outstanding used to compute basic and diluted earnings per share for each class of common stock are as follows (in thousands, except per share amounts):

	Three months ended March 31,
	2018	2017
Distributed earnings	$9,867	$8,140
Undistributed earnings	10,200	6,888
Net income	$20,067	$15,028

Class A common stock:
Basic net income available to common stockholders	$13,333	$9,911
Basic weighted average common shares outstanding	26,115	25,547
Basic earnings per share	$0.51	$0.39

Diluted net income available to common stockholders	$13,403	$9,941
Effect of potential exercise of stock options	410	231
Diluted weighted average common shares outstanding	26,525	25,778
Diluted earnings per share	$0.51	$0.39

Class B common stock:
Basic net income available to common stockholders	$6,734	$5,117
Basic weighted average common shares outstanding	13,189	13,191
Basic earnings per share	$0.51	$0.39

Diluted net income available to common stockholders	$6,664	$5,087
Effect of potential exercise of stock options	—	—
Diluted weighted average common shares outstanding	13,189	13,191
Diluted earnings per share	$0.51	$0.39

For the three months ended March 31, 2018 and 2017, options to purchase 310,745 shares and 158,074 shares, respectively, were outstanding but not included in the computation of diluted earnings per share because the options' effect would have been anti-dilutive. For the three months ended March 31, 2018 and 2017, there were 203,854 shares and 53,724 shares, respectively, issued from the exercise of stock options. For the three months ended March 31, 2018, there were 86,233 shares issued from the vesting of restricted stock units.

6.	Property and Equipment

Major classes of property and equipment are summarized as follows (in thousands):

	March 31, 2018	December 31, 2017
Furniture and equipment	$88,247	$79,218
Leasehold improvements	40,124	39,022
Property and equipment—gross	128,371	118,240
Accumulated depreciation and amortization	(78,083)	(72,158)
Property and equipment—net	$50,288	$46,082

Depreciation and amortization expense related to property and equipment for the three months ended March 31, 2018 and 2017 was $5.9 million and $1.9 million, respectively.

7.	Goodwill and Other Intangible Assets

The change in the carrying amount of goodwill during the year ended December 31, 2017 and the three months ended March 31, 2018 is as follows (in thousands):

Goodwill Balance
Goodwill at December 31, 2016	$955,874
Acquisitions	128,686
Goodwill at December 31, 2017	1,084,560
Acquisition fair value adjustment	761
Goodwill at March 31, 2018	$1,085,321

Other intangible assets consisted of the following (in thousands):

	March 31, 2018			December 31, 2017
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Other intangible assets:
Contract and program intangible assets	$355,932	$185,113	$170,819	$355,932	$179,049	$176,883
Capitalized software cost for internal use	49,187	30,554	18,633	46,995	29,530	17,465
Total other intangible assets—net	$405,119	$215,667	$189,452	$402,927	$208,579	$194,348

Amortization expense relating to intangible assets for the three months ended March 31, 2018 and 2017 was $7.1 million and $5.6 million. We estimate that we will have the following amortization expense for the future periods indicated below (in thousands):

For the remaining nine months ending December 31, 2018	$20,037
For the year ending:
December 31, 2019	$22,958
December 31, 2020	$22,117
December 31, 2021	$18,185
December 31, 2022	$15,160
December 31, 2023	$12,574

8.	Debt

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

The terms of the credit agreement permit prepayment and termination of the loan commitments at any time, subject to certain conditions. The credit agreement requires us to comply with specified financial covenants, including the maintenance of certain leverage ratios and a certain consolidated coverage ratio. The credit agreement also contains various covenants, including affirmative covenants with respect to certain reporting requirements and maintaining certain business activities, and negative covenants that, among other things, may limit or impose restrictions on our ability to incur liens, incur additional indebtedness, make investments, make acquisitions and undertake certain other actions. As of and during the three months ended March 31, 2018 and 2017, we were in compliance with the financial covenants under the credit agreement.

There was $65.5 million and $31.0 million outstanding on our revolving credit facility at March 31, 2018 and December 31, 2017, respectively. The maximum available borrowing under the revolving credit facility at March 31, 2018 was $419.2 million. As of March 31, 2018, we were contingently liable under letters of credit totaling $15.3 million, which reduces our availability to borrow under our revolving credit facility.

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

We are a defendant in a lawsuit filed by two former employees alleging retaliation under both the False Claims Act (FCA) and the Defense Contractor Whistleblower Protection Act (DCWPA). The trial court has awarded damages for front pay, back pay and attorneys' fees and costs. Both parties filed appeals to the Fourth Circuit Court of Appeals. On March 20, 2018, oral arguments were held for our appeal and plaintiff's cross-appeal, which are pending adjudication. Through the appeals process, our liability could be reduced or, if the plaintiffs are successful, increased by $0.8 million. As of March 31, 2018, we accrued a liability of $2.3 million and recorded a receivable for $2.8 million. We have an insurance policy that covers the amount of the liability, therefore, no loss was recognized as of the three months ended March 31, 2018. The impact of future events in connection with this matter are not expected to have a material effect on our financial position, results of operation or cash flow.

We have $15.3 million outstanding on our letter of credit, of which $15.2 million is related to an outstanding performance bond in connection with a contract between ManTech MENA, LLC and Jadwalean International Operations and Management Company to fulfill technical support requirements for the Royal Saudi Air Force.

10.	Stock-Based Compensation

Our 2016 Management Incentive Plan (the Plan) was designed to attract, retain and motivate key employees. The types of awards available under the Plan include, among others, stock options, restricted stock and restricted stock units (RSUs). Equity awards granted under the Plan are settled in shares of Class A common stock. At the beginning of each year, the Plan provides that the number of shares available for issuance automatically increases by an amount equal to 1.5% of the total number of shares of Class A and Class B common stock outstanding on December 31st of the previous year. On January 2, 2018, there were 588,464 additional shares made available for issuance under the Plan. Through March 31, 2018, the Board of Directors has authorized the issuance of up to 14,551,899 shares under this Plan. Through March 31, 2018, the remaining aggregate number of shares of our common stock available for future grants under the Plan was 6,260,256. The Plan expires in March 2026.

The Plan is administered by the compensation committee of our Board of Directors, along with its delegates. Subject to the express provisions of the Plan, the committee has the Board of Directors’ authority to administer and interpret the Plan, including the discretion to determine the exercise price, vesting schedule, contractual life and the number of shares to be issued.

Stock Compensation Expense—For the three months ended March 31, 2018 and 2017, we recorded $1.1 million and $1.0 million of stock-based compensation expense, respectively. No compensation expense of employees with stock awards, including stock-based compensation expense, was capitalized during the periods. For the three months ended March 31, 2018 and 2017, we recorded $(1.1) million and $0.1 million, respectively, to income tax expense (benefit) related to the exercise of stock options, vested cancellations and the vesting of restricted stock.

Stock Options—Under the Plan, we have issued stock options. A stock option gives the holder the right, but not the obligation to purchase a certain number of shares at a predetermined price for a specific period of time. We typically issue options that vest over three years in equal installments beginning on the first anniversary of the date of grant. Under the terms of the Plan, the contractual life of the option grants may not exceed eight years. During the three months ended March 31, 2018 and 2017, we issued options that expire five years from the date of grant.

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

The following weighted-average assumptions were used for option grants during the three months ended March 31, 2018 and 2017:

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

•
Dividend Yield—The Black-Scholes-Merton valuation model requires an expected dividend yield as an input. We have calculated our expected dividend yield based on an expected annual cash dividend of $1.00 per share.

The following table summarizes weighted-average assumptions used in our calculations of fair value for the three months ended March 31, 2018 and 2017:

	Three months ended March 31,
	2018	2017
Volatility	26.34%	25.12%
Expected life of options	3 years	3 years
Risk-free interest rate	2.46%	1.67%
Dividend yield	2.00%	2.75%

Stock Option Activity—The weighted-average fair value of options granted during the three months ended March 31, 2018 and 2017, as determined under the Black-Scholes-Merton valuation model, was $9.96 and $5.63, respectively. Option grants that vested during the three months ended March 31, 2018 and 2017 had a combined fair value of $0.7 million and $0.8 million, respectively.

The following table summarizes stock option activity for the year ended December 31, 2017 and the three months ended March 31, 2018:

	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value (in thousands)	Weighted Average Remaining Contractual Life
Stock options outstanding at December 31, 2016	1,160,419	$29.93	$14,299
Granted	534,030	$42.90
Exercised	(463,800)	$29.34	$7,203
Cancelled and expired	(61,241)	$33.80
Stock options outstanding at December 31, 2017	1,169,408	$35.88	$16,731
Granted	241,410	$53.90
Exercised	(203,854)	$29.42	$5,526
Cancelled and expired	(16,641)	$42.33
Stock options outstanding at March 31, 2018	1,190,323	$40.55	$17,755	4 years

Stock options exercisable at March 31, 2018	410,566	$30.90	$10,089	2 years

The following table summarizes non-vested stock options for the three months ended March 31, 2018:

	Number of Shares	Weighted Average Fair Value
Non-vested stock options at December 31, 2017	684,979	$6.23
Granted	241,410	$9.96
Vested	(129,991)	$5.22
Cancelled	(16,641)	$6.47
Non-vested stock options at March 31, 2018	779,757	$7.55

Unrecognized compensation expense related to non-vested awards was $5.4 million as of March 31, 2018, which is expected to be recognized over a weighted-average period of 3 years.

Restricted Stock—Under the Plan, we have issued restricted stock. A restricted stock award is an issuance of shares that cannot be sold or transferred by the recipient until the vesting period lapses. Restricted stock issued to members of our Board of Directors vest on the one year anniversary of the grant date. The related compensation expense is recognized over the service period and is based on the grant date fair value of the stock. The grant date fair value of the restricted stock is equal to the closing market price of our common stock on the date of grant.

Restricted Stock Activity— There was no restricted stock activity during the three months ended March 31, 2018. The following table summarizes the restricted stock activity during the year ended December 31, 2017.

	Number of Shares	Weighted Average Fair Value
Non-vested restricted stock at December 31, 2016	18,000	$33.84
Granted	24,000	$37.90
Vested	(18,000)	$33.84
Non-vested restricted stock at December 31, 2017	24,000	$37.90

RSUs—Under the Plan, we have issued RSUs. RSUs are not actual shares, but rather a right to receive shares in the future. The shares are not issued and the employee cannot sell or transfer shares prior to vesting and have no voting rights until the RSUs vest. Employees who are granted RSUs do not receive dividend payments during the vesting period. Our employees have been granted performance-based RSUs and time-based RSUs. Performance-based RSUs result in the delivery of shares only if (a) performance criteria is met and (b) the employee remains employed, in good standing, through the date of the performance period of two years. In 2018, our employees were granted time-based RSUs, instead of performance-based RSUs. These time-based RSUs vest in one-third increments on the first, second and third anniversaries of the date of grant. The grant date fair value of the RSUs is equal to the closing market price of our common stock on the grant date less the present value of dividends expected to be awarded during the service period. We recognize the grant date fair value of RSUs of shares we expect to issue as compensation expense ratably over the requisite service period.

RSU Activity—For performance-based RSUs that vested in 2018, each RSU awarded resulted in the issuance of 1.5 shares, which were issued net of applicable payroll tax withholdings. The following table summarizes the non-vested RSU activity during the year ended December 31, 2017 and the three months ended March 31, 2018:

	Number of Units	Weighted Average Fair Value
Non-vested RSUs at December 31, 2016	206,338	$30.10
Granted	55,830	$35.34
Vested	(3,300)	$30.60
Forfeited	(97,525)	$31.00
Non-vested RSUs at December 31, 2017	161,343	$31.36
Granted	56,170	$52.09
Vested	(87,200)	$28.40
Forfeited	(1,350)	$35.29
Non-vested RSUs at March 31, 2018	128,963	$42.35

11.	Income Taxes

The Tax Cuts and Jobs Act of 2017 (TCJA) was enacted on December 22, 2017. TCJA reduces the U.S. federal corporate tax rate from 35% to 21%, effective January 1, 2018. At March 31, 2018 and December 31, 2017, we have not completed our accounting for the tax effects of enactment of TCJA. We made a reasonable estimate of the effects on our existing deferred tax balances and effective tax rate for the matters that are continuing to be evaluated, as noted below. We will continue to make and refine our calculations as additional analysis is completed. In addition, our estimates may also be affected by additional clarifications and interpretations of the legislation.  As disclosed in our 2017 Form 10-K, we have not yet completed our accounting for the income tax effects of the deductibility of officers compensation, the acquisition accounting for InfoZen, and assets that qualify for immediate deduction.

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

Forward-looking statements may include, among other things, statements with respect to our financial condition, results of operations, prospects, business strategies, competitive position, growth opportunities, and plans and objectives of management. Such statements are subject to numerous assumptions, risks, uncertainties and other factors, many of which are outside of our control, and include, without limitations, the risks and uncertainties discussed in the section titled "Risk Factors" in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017.

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

•	Failure to obtain option awards, task orders or funding under contracts;

•	Failure to realize the full amount of our backlog, or adverse changes in the timing of receipt of revenue under contracts included in backlog;

•	Renegotiation, modification or termination of our contracts, or failure to perform in conformity with contract terms or our expectations;

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

On March 23, 2018, the Consolidated Appropriations Act of 2018 was signed into law. The Act funds the government through September 30, 2018 and marks the third consecutive year of budget growth. The U.S. GFY 2018 appropriations and U.S. GFY 2019 budget request include near term expansions of budgets for the Department of Defense aligned with the Administration's stated priorities in dealing with significant global threats, readiness and force structure needs within the military, diplomatic, homeland and border security, and cyber aggressions by both state and non-state actors. However, U.S. GFY 2019 and future years funding appropriations continue to be debated in normal course by Congress with the consideration of policy priorities, national budget deficits, debt ceilings and the Budget Control Act (BCA).

We recommend that you read this discussion and analysis in conjunction with our Annual Report on Form 10-K for the fiscal year ended December 31, 2017, previously filed with the SEC.

Three Months Ended March 31, 2018 Compared to the Three Months Ended March 31, 2017

The following table sets forth certain items from our condensed consolidated statements of income and the relative percentage that certain items of expenses and earnings bear to revenue, as well as the period-to-period change from March 31, 2017 to March 31, 2018.

	Three months ended March 31,				Period-to-Period Change
	2018	2017	2018	2017	2017 to 2018
	Dollars		Percentage		Dollars	Percentage
	(dollars in thousands)
REVENUE	$473,236	$418,374	100.0%	100.0%	$54,862	13.1%
Cost of services	403,933	357,047	85.4%	85.3%	46,886	13.1%
General and administrative expenses	42,882	36,937	9.0%	8.9%	5,945	16.1%
OPERATING INCOME	26,421	24,390	5.6%	5.8%	2,031	8.3%
Interest expense	(734)	(294)	0.2%	—%	440	149.7%
Interest income	15	24	—%	—%	(9)	(37.5)%
Other income, net	4	39	—%	—%	(35)	(89.7)%
INCOME FROM OPERATIONS BEFORE INCOME TAXES AND EQUITY METHOD INVESTMENTS	25,706	24,159	5.4%	5.8%	1,547	6.4%
Provision for income taxes	(5,679)	(9,100)	1.2%	2.2%	(3,421)	(37.6)%
Equity in gains (losses) of unconsolidated subsidiaries	40	(31)	—%	—%	71	229.0%
NET INCOME	$20,067	$15,028	4.2%	3.6%	$5,039	33.5%

Revenue

The primary driver of our increase in revenue relates to revenue from new contract awards, acquisitions and growth on certain existing contracts. These increases were offset by contracts and tasks that ended and reduced scope of work on some contracts.

Cost of services

The increase in cost of services was primarily due to increases in revenue. As a percentage of revenue, direct labor costs were 48% for the three months ended March 31, 2018, compared to 49% for the same period in 2017. As a percentage of revenue, other direct costs, which include subcontractors as well as equipment and materials used in the performance of our contracts, was 37% for the three months ended March 31, 2018 and 2017.

General and administrative expenses

The increase in general and administrative expenses was primarily due to an increase in bid and proposal spending, amortization of acquired intangibles and expenditures to support infrastructure.

Interest expense

The increase in interest expense was due to increased borrowings under our credit facility to fund the acquisition of InfoZen in the fourth quarter of 2017 and the purchase of equipment to support a managed IT services contract. For additional information on the acquisition of InfoZen, see Note 4. Acquisitions to our condensed consolidated financial statements in Item I.

Provision for income taxes

Our effective tax rate is affected by recurring items, such as the relative amount of income we earn in various taxing jurisdictions and their tax rates. It is also affected by discrete items that may occur in any given year, but are not consistent from year-to-year. Our effective income tax rates were 22% and 38% for the three months ended March 31, 2018 and 2017, respectively. The significant reduction in our effective tax rate for 2018 is due to the Tax Cuts and Jobs Act of 2017, enacted on December 22, 2017, which reduced the U.S. corporate tax rate from 35% to 21%. Our effective income tax rate was further reduced by the tax benefits for stock option exercises in the quarter. We expect our effective income tax rate to be between 25%-26% for the balance of the year.

Backlog

Backlog represents estimates that we calculate on a consistent basis. We define backlog as our estimates of the remaining revenue from existing signed contracts, assuming the exercise of all options relating to such contracts and including executed task orders issued under Indefinite Quantity/Indefinite (ID/IQ) contracts.

We define funded backlog to be the portion of backlog for which funding currently is appropriated and allocated to the contract by the purchasing agency or otherwise authorized for payment by the customer upon completion of a specific portion of work. Our funded backlog does not include the full value of our contracts because Congress often appropriates funds for a particular program or contract on a yearly or quarterly basis, even though the contract may call for performance over a much longer period of time.

A variety of circumstances or events may cause changes in the amount of our backlog and funded backlog, including the execution of new contracts, the extension of existing contracts, the non-renewal or completion of current contracts, the early termination of contracts, and adjustment to estimates for previously included contracts. Changes in the amount of our funded backlog also are affected by the funding cycles of the government.

At March 31, 2018 and December 31, 2017, our backlog was $7.1 billion. Our funded backlog was $1.2 billion and $1.4 billion as of March 31, 2018 and December 31, 2017.

The following table reconciles our backlog to our remaining performance obligations as disclosed in Note 3. Revenue from Contracts with Customers to our condensed consolidated financial statements in Item 1 (in billions):

March 31, 2018
Backlog	$7.1
Unexercised contract options	4.8
Remaining performance obligation	$2.3

Liquidity and Capital Resources

Our primary liquidity needs relate to managing working capital, financing acquisitions, making cash dividend payments, purchasing property and equipment and investing in capital software. Our primary sources of liquidity are cash from operating activities and borrowings under our revolving credit facility. On March 31, 2018, our cash and cash equivalents balance was $10.4 million. There were $65.5 million outstanding borrowings under our revolving credit facility at March 31, 2018. The maximum available borrowings under our revolving credit facility at March 31, 2018 were $419.2 million. As of March 31, 2018, we were contingently liable under letters of credit totaling $15.3 million, which reduces our availability to borrow under our revolving credit facility.

Cash Flows from (Used in) Operating Activities

Our operating cash flow is primarily affected by our ability to invoice and collect from our customers in a timely manner, our management of vendor payments and the overall profitability of our contracts. We bill most of our customers monthly after services are rendered. Our accounts receivable days sales outstanding were 69 and 68 for the three months ended March 31, 2018 and 2017, respectively. For the three months ended March 31, 2018, our net cash used in operating activities were $18.0 million. For the three months ended March 31, 2017, our net cash flow from operating activities were $36.5 million. The decrease in net cash flows from (used in) operating activities during the three months ended March 31, 2018 when compared to the same period in 2017 was primarily due to the timing of receivables.

Cash Flows Used in Investing Activities

For the three months ended March 31, 2018 our net cash used in investing activities was $9.0 million, which was primarily due to the purchase of equipment to support a managed IT service contract, infrastructure investments and capitalized software for internal use. For the three months ended March 31, 2017 our net cash used in investing activities was $3.4 million, which related to capital expenditures. We expect increased levels of capital expenditures, as compared to prior years, for the purchase of equipment to support managed IT service contracts.

Cash Flows from (Used in) Financing Activities

For the three months ended March 31, 2018, our net cash flow from financing activities were $27.9 million, which were primarily due to net borrowings under on revolving credit facility and exercise of stock options partially offset by dividend payments. For the three months ended March 31, 2017, our net cash used in financing activities were $6.4 million, which were primarily due to dividends paid partially offset by the proceeds from the exercise of stock options.

Revolving Credit Facility

We maintain a credit agreement with a syndicate of lenders led by Bank of America, N.A., as sole administrative agent. The credit agreement provides for a $500 million revolving credit facility, with a $75 million letter of credit sublimit and a $30 million swing line loan sublimit. The credit agreement also includes an accordion feature that permits us to arrange with the lenders for the provision of additional commitments. The maturity date is August 17, 2022. Borrowings under our credit agreement are collateralized by substantially all the assets of us and our Material Subsidiaries (as defined in the credit agreement) and bear interest at one of the following variable rates as selected by us at the time of borrowing: a London Interbank Offer Rate (LIBOR) based rate plus market spreads (1.25% to 2.25% based on our consolidated total leverage ratio) or Bank of America's base rate plus market spreads (0.25% to 1.25% based on our consolidated total leverage ratio). There was $65.5 million outstanding on our revolving credit facility at March 31, 2018. As of and during the three months ended March 31, 2018, we were in compliance with the financial covenants under the credit agreement.

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

Dividend

During the three months ended March 31, 2018 and 2017, we declared and paid quarterly dividends in the amount of $0.25 per share and $0.21 per share, respectively, on both classes of our common stock. While we expect to continue the cash dividend program, any future dividends declared will be at the discretion of our Board of Directors and will depend, among other factors, upon our results of operations, financial condition and cash requirements, as well as such other factors that our Board of Directors deems relevant.

Off-Balance Sheet Arrangements

In the ordinary course of business, we use letters of credit issued to satisfy certain contractual terms with our customers. As of March 31, 2018, $15.3 million in letters of credit were issued but undrawn. We have an outstanding performance bond in connection with a contract between ManTech MENA, LLC and Jadwalean International Operations and Management Company to fulfill technical support requirements for the Royal Saudi Air Force. This performance bond is guaranteed by a letter of credit in the amount of $15.2 million. We have off-balance sheet arrangements related to operating leases. For a description of our operating leases, see our Annual Report on Form 10-K for the fiscal year ended December 31, 2017, previously filed with the SEC.

Critical Accounting Estimates and Policies

Critical accounting policies are defined as those that are reflective of significant judgments and uncertainties, and potentially result in materially different results under different assumptions and conditions. Application of these policies is particularly important to the portrayal of our financial condition and results of operations. The discussion and analysis of our financial condition and results of operations are based on our condensed consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles (GAAP). The preparation of these condensed consolidated financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses. Actual results may differ from these estimates under different assumptions or conditions. Our significant accounting policies for 2017 are described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017, previously filed with the SEC. There have been no material changes to our critical accounting estimates and policies from those discussed in our 2017 Annual Report on Form 10-K, other than revenue recognition and cost estimation as part of our implementation of ASC 606, which is described below.

Revenue Recognition and Cost Estimation

We account for a contract when both we and the customer approve and commit; our rights and those of the customer are identified, payment terms are identified; the contract has commercial substance; and collectability of consideration is probable. At contract inception, we identify the distinct goods or services promised in the contract, referred to as performance obligations. Then we determine the transaction price for the contract; the consideration to which we can can expect in exchange for the promised goods or services in the contract. The transaction price can be a fixed or variable amount. It is common for our contracts to contain award fees, incentive fees or other provisions that can either increase or decrease the transaction price. These variable amounts generally are awarded upon achievement of certain performance metrics, program milestones or cost targets and can be based upon customer discretion. We estimate variable consideration at the most likely amount to which we expect to be entitled. We include estimated amounts in the transaction price to the extent it is probable that a significant reversal of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is resolved. Our estimates of variable consideration and determination of whether to include estimated amounts in the transaction price are based largely on an assessment of our anticipated performance and historical, current and forecasted information that is reasonably available to us. The transaction price is allocated to each distinct performance obligation using our best estimate of the standalone selling price for each distinct good or service promised in the contract. The primary method used to estimate standalone selling price is the expected cost plus a margin approach, under which we forecast our expected costs of satisfying a performance obligation and then add an appropriate margin for that distinct good or service promised. Revenue is recognized when, or as, the performance obligation is satisfied.

We recognize revenue over time when there is a continuous transfer of control to our customer. For our U.S. government contracts, this continuous transfer of control to the customer is supported by clauses in the contract that allow the U.S. government to unilaterally terminate the contract for convenience, pay us for costs incurred plus a reasonable profit and take control of any work in process. When control is transferred over time, revenue is recognized based on the extent of progress towards completion of the performance obligation. Based on the nature of the products and services provided in the contract, we use our judgment to determine if an input measure or output measure best depicts the transfer of control over time. For services contracts, we typically satisfy our performance obligations as services are rendered and use a contract cost-based input method to measure progress. Contract costs include labor, material and allocable indirect expenses. Revenue is recognized proportionally as contract costs are incurred plus estimated fees. For time-and-material contracts, we bill the customer per labor hour and per material, and revenue is recognized in the amount invoiced since the amount corresponds directly to the value of our performance to date. For stand-ready service contracts, a time-elapsed output method is used to measure progress, and revenue is recognized straight-line over the term of the contract. If a contract does not meet the criteria for recognizing revenue over time, we recognize revenue at a point in time. Revenue is recognized at the point in time when control of the good or service is transferred to our customer. We consider control to transfer when we have a present right to payment and our customer has legal title. Determining a measure of progress and when control transfers requires us to make judgments that affect the timing of when revenue is recognized. Essentially all of our contracts satisfy their performance obligations over time.

Contracts are often modified to account for changes in contract specifications and requirements. Contract modifications impact performance obligation when the modification either creates new or changes the existing enforceable rights and obligations. The effect of a contract modification on the transaction price and our measure of progress for the performance obligation to which it relates is recognized as an adjustment to revenue under the cumulative catch-up method. Furthermore, a significant change in one or more estimates could affect the profitability of our contracts. We recognize adjustments in estimated profit on contracts in the period identified. If at any time the estimate of contract profitability indicates an anticipated loss on the contract, we recognize the loss in the quarter it is identified. The impact of adjustments in contract estimates can be reflected in either revenue or operating expenses on the condensed consolidated statement of income.

Recently Adopted Accounting Standards Updates

On January 1, 2018, we adopted the following Accounting Standards Updates (ASU):

ASU 2014-09, Revenue from Contracts with Customers (ASC 606) supersedes existing revenue recognition guidance, including ASC 605-35, Revenue Recognition - Construction-Type and Production-Type Contracts. ASU 2014-09 outlines a single set of comprehensive principles for recognizing revenue under GAAP. Among other things, it requires companies to identify contractual performance obligations and determine whether revenue should be recognized at a point in time or over time. It also requires new, expanded disclosures regarding revenue recognition. We elected to adopt using the modified retrospective method that applied to those contracts that were not substantially completed as of January 1, 2018. We recognized the cumulative effect of adopting ASC 606 as an adjustment to the opening balance of retained earnings in the amount of $0.8 million, with the impact primarily related to fixed-price contracts. Results for reporting periods beginning after January 1, 2018 are presented under ASC 606, while prior period amounts were not adjusted and reported in accordance with ASC 605, Revenue Recognition. The impact to revenue for the quarter ended March 31, 2018 was immaterial as a result of applying ASC 606.

ASU 2017-09, Compensation—Stock Compensation (ASC 718): Scope of Modification Accounting, provides guidance concerning which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in ASC 718. Specifically, an entity is to account for the effects of a modification, unless all of the following are satisfied: (1) the fair value (or calculated value or intrinsic value, if such an alternative measurement method is used) of the modified award is the same as the fair value (or calculated value or intrinsic value, if such an alternative measurement method is used) of the original award immediately before the original award is modified; (2) the vesting conditions of the modified award are the same as the vesting conditions of the original award immediately before the original award is modified; and (3) the classification of the modified award as an equity instrument or as a liability instrument is the same as the classification of the original award immediately before the original award is modified. The current disclosure requirements in ASC 718 apply regardless of whether an entity is required to apply modification accounting under the amendments in ASU 2017-09. The adoption of this ASU did not have an effect on our condensed consolidated financial statements.

ASU 2017-01, Business Combinations (ASC 805)—Clarifying the Definition of a Business, clarifies the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. Under the guidance in Topic 805, there are three elements of a business: inputs, processes and outputs. While an integrated set of assets and activities (collectively, a “set”) that is a business usually has outputs, outputs are not required to be present. Additionally, all of the inputs and processes that a seller uses in operating a set are not required if market participants can acquire the set and continue to produce outputs. The amendments in ASU 2017-01 provide a screen to determine when a set is not a business. The screen requires that when substantially all of the fair value of the gross assets acquired (or disposed of) is concentrated in a single identifiable asset or a group of similar identifiable assets, the set is not a business. This screen reduces the number of transactions that need to be further evaluated. If, however, the screen is not met, then the amendments in this ASU (1) require that to be considered a business, a set must include, at a minimum, an input and a substantive process that together significantly contribute to the ability to create outputs and (2) remove the evaluation of whether a market participant could replace missing elements. Finally, the amendments in this ASU narrow the definition of the term “output” so that the term is consistent with the manner in which outputs are described in ASC 606. The adoption of this ASU did not have an effect on our condensed consolidated financial statements.

ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. This ASU addresses the following eight specific cash flow issues: Debt prepayment or debt extinguishment costs; settlement of zero-coupon debt instruments or other debt instruments with coupon interest rates that are insignificant in relation to the effective interest rate of the borrowing; contingent consideration payments made after a business combination; proceeds from the settlement of insurance claims; proceeds from the settlement of corporate-owned life insurance policies (including bank-owned life insurance policies); distributions received from equity method investees; beneficial interests in securitization transactions; and separately identifiable cash flows and application of the predominance principle. We applied the equity method of accounting for applicable investments. We made an accounting policy election to classify distributions received from equity method investees using the cumulative earnings approach. Distributions received are considered returns on investment and classified as cash inflows from operating activities, unless the investor’s cumulative distributions received less distributions received in prior periods that were determined to be returns of investment exceed cumulative equity in earnings recognized by the investor (as adjusted for amortization of basis differences). When such an excess occurs, the current-period distribution up to this excess is considered a return of investment and should be classified as cash inflows from investing. The adoption of this ASU did not have an effect on our condensed consolidated financial statements.

Recently Issued But Not Yet Adopted ASUs
On January 25, 2018, Financial Accounting Standards Board (FASB) has issued ASU 2018-01, Leases (Topic 842): Land Easement Practical Expedient for Transition to Topic 842, which seeks to clarify the application of the new lease requirements in ASC 842, Leases, to land easements, commonly referred to as rights of way. This ASU addresses stakeholders’ concerns by providing an optional transition practical expedient to not evaluate under ASC 842, Leases, existing or expired land easements that were not previously accounted for as leases under the current guidance in ASC 840, Leases. An entity that elects the practical expedient should evaluate new or modified land easements under ASC 842 beginning with the date on which the entity adopts the standard. An entity that does not elect the practical expedient should evaluate all existing or expired land easements in connection with the adoption of the new lease requirements in ASC 842 to assess whether they meet the definition of a lease. On February 25, 2016, the FASB issued ASU 2016-02—Leases (Topic 842). The amendments in this ASU create Topic 842, Leases, and supersede the leases requirements in Topic 840, Leases. Topic 842 specifies the accounting for leases. The objective of Topic 842 is to establish the principles that lessees and lessors should apply to report useful information to users of financial statements about the amount, timing and uncertainty of cash flows arising from a lease. These ASUs are effective for public entities for annual periods after December 15, 2018, and interim periods therein. Early adoption is permitted for all entities. We are currently evaluating methods of adoption as well as the effect on our condensed consolidated financial statements. However, it is expected to increase total assets and total liabilities for operating leases that are not currently recorded on our condensed consolidated balance sheet.
On February 14, 2018, the FASB has issued ASU 2018-02, Income Statement—Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income, which finalizes Proposed ASU No. 2018-210 of the same name, and help organizations reclassify certain stranded income tax effects in accumulated other comprehensive income resulting from the Tax Cuts and Jobs Act of 2017 (TCJA), enacted on December 22, 2017. Specifically, this ASU allows a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the TCJA, eliminating the stranded tax effects resulting from the TCJA, and improving the usefulness of information reported to financial statement users. Because the amendments only relate to the reclassification of the income tax effects of the TCJA, the underlying guidance that requires that the effect of a change in tax laws or rates be included in income from continuing operations is not affected. Additionally it requires financial statement preparers to disclose (1) a description of their accounting policy for releasing income tax effects from accumulated other comprehensive income, (2) whether they elect to reclassify the stranded income tax effects from the TCJA, and (3) information about other income tax effects related to the application of the TCJA that are reclassified from accumulated other comprehensive income to retained earnings, if any. The amendments are effective for annual periods, and for interim periods within those annual periods, beginning after December 15, 2018. Early adoption is permitted, including adoption in any interim period, for reporting periods for which financial statements have not yet been issued. We do not expect the adoption of this ASU to have a material effect on our condensed consolidated financial statements.
On January 26, 2017, the FASB has issued ASU 2017-04, Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment, which simplifies the manner in which an entity determines the amount of a goodwill impairment by eliminating Step 2 from the goodwill impairment test. Step 2 measures a goodwill impairment loss by comparing the implied fair value of a reporting unit’s goodwill with the carrying amount of that goodwill. In computing the implied fair value of goodwill under Step 2, an entity, prior to the amendments in ASU 2017-04, had to perform procedures to determine the fair value at the impairment testing date of its assets and liabilities, including unrecognized assets and liabilities, in accordance with the procedure that would be required in determining the fair value of assets acquired and liabilities assumed in a business combination. Under the amendments in this ASU, an entity should (1) perform its annual or interim goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount and (2) recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value, with the understanding that the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. Public entities should adopt the amendments in this ASU prospectively for their annual, or any interim periods, in fiscal years beginning after December 15, 2019. Early adoption is permitted for all entities for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. We will evaluate adopting when we perform our goodwill impairment test in 2018. We do not expect the adoption of this ASU to have a material effect on our condensed consolidated financial statements.
Other ASUs effective after March 31, 2018 are not expected to have a material effect on our condensed consolidated financial statements.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Our exposure to market risk relates to changes in interest rates for borrowing under our revolving credit facility. At March 31, 2018, we had $65.5 million outstanding balance on our revolving credit facility. Borrowings under our revolving credit facility bear interest at variable rates. A hypothetical 10% increase in interest rates would have a $0.2 million effect on our interest expense for the three months ended March 31, 2018.

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

As of March 31, 2018, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), management evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 of the Exchange Act. Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level described above.

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

There have been no material changes from the risk factors described in the “Risk Factors” section of our Annual Report on the Form 10-K for the year ended December 31, 2017.

Item 6.	Exhibits

Exhibits required by Item 601 of Regulation S-K:

Exhibit	Description of Exhibit
10.1*
ManTech International Corporation 2018 Executive Incentive Compensation Plan, adopted on March 6, 2018 in which our executive officers participate (incorporated herein by reference from registrant's Current Report on Form 8-K, as filed with the SEC on March 9, 2018).

10.2*
Form of Time-Based Restricted Stock Unit Award Agreement granted under the Management Incentive Plan (incorporated herein by reference from registrant's Current Report on Form 8-K, as filed with the SEC on March 9, 2018).

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
101
The following materials from the ManTech International Corporation Quarterly Report on Form 10-Q for the quarter ended March 31, 2018, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at March 31, 2018 and December 31, 2017; (ii) Condensed Consolidated Statements of Income for the Three Months Ended March 31, 2018 and 2017; (iii) Condensed Consolidated Statements of Comprehensive Income for the Three Months Ended March 31, 2018 and 2017; (iv) Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2018 and 2017; and (v) Notes to Condensed Consolidated Financial Statements.

* Management contract or compensatory plan or arrangement required to be filed as an Exhibit to this report pursuant to Item 15(a)(3).
‡ Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MANTECH INTERNATIONAL CORPORATION

		By:	/s/ KEVIN M. PHILLIPS
Date:	May 4, 2018	Name:	Kevin M. Phillips
		Title:	President and Chief Executive Officer

		By:	/s/ JUDITH L. BJORNAAS
Date:	May 4, 2018	Name:	Judith L. Bjornaas
		Title:	Chief Financial Officer