Form 10-Q
period 2018-06-30
MANTECH INTERNATIONAL CORP
filed 2018-08-03
CIK 892537

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
__________________________________________
FORM 10-Q
__________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018
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

As of August 1, 2018 there were 26,390,102 shares outstanding of our Class A common stock and 13,189,245 shares outstanding of our Class B common stock.

MANTECH INTERNATIONAL CORPORATION
FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2018

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

MANTECH INTERNATIONAL CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands Except Share and Per Share Amounts)

	(unaudited)
	June 30, 2018	December 31, 2017
ASSETS
Cash and cash equivalents	$7,197	$9,451
Receivables—net	370,864	311,410
Prepaid expenses	40,701	22,933
Other current assets	10,912	23,370
Total Current Assets	429,674	367,164
Goodwill	1,085,806	1,084,560
Other intangible assets—net	182,597	194,348
Property and equipment—net	53,895	46,082
Employee supplemental savings plan assets	34,037	33,555
Investments	11,827	11,843
Other assets	7,943	6,923
TOTAL ASSETS	$1,805,779	$1,744,475
LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Accounts payable and accrued expenses	$134,355	$122,405
Accrued salaries and related expenses	88,581	87,064
Contract liabilities	33,056	18,816
Total Current Liabilities	255,992	228,285
Long term debt	29,500	31,000
Deferred income taxes	106,030	97,194
Accrued retirement	33,623	34,517
Other long-term liabilities	10,534	10,505
TOTAL LIABILITIES	435,679	401,501
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY
Common stock, Class A—$0.01 par value; 150,000,000 shares authorized; 26,626,297 and 26,285,773 shares issued at June 30, 2018 and December 31, 2017; 26,382,184 and 26,041,660 shares outstanding at June 30, 2018 and December 31, 2017	266	263
Common stock, Class B—$0.01 par value; 50,000,000 shares authorized;13,189,245 and 13,189,245 shares issued and outstanding at June 30, 2018 and December 31, 2017	132	132
Additional paid-in capital	498,370	492,030
Treasury stock, 244,113 and 244,113 shares at cost at June 30, 2018 and December 31, 2017	(9,158)	(9,158)
Retained earnings	880,837	860,027
Accumulated other comprehensive loss	(347)	(320)
TOTAL STOCKHOLDERS’ EQUITY	1,370,100	1,342,974
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,805,779	$1,744,475
See notes to condensed consolidated financial statements.

MANTECH INTERNATIONAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In Thousands Except Per Share Amounts)

	(unaudited) Three months ended June 30,		(unaudited) Six months ended June 30,
	2018	2017	2018	2017
REVENUE	$491,044	$413,694	$964,280	$832,068
Cost of services	421,012	350,674	824,945	707,721
General and administrative expenses	41,703	38,085	84,585	75,022
OPERATING INCOME	28,329	24,935	54,750	49,325
Interest expense	(657)	(317)	(1,391)	(611)
Interest income	27	28	42	52
Other income (expense), net	58	5	62	44
INCOME FROM OPERATIONS BEFORE INCOME TAXES AND EQUITY METHOD INVESTMENTS	27,757	24,651	53,463	48,810
Provision for income taxes	(7,821)	(9,126)	(13,500)	(18,226)
Equity in gains (losses) of unconsolidated subsidiaries	(21)	36	19	5
NET INCOME	$19,915	$15,561	$39,982	$30,589
BASIC EARNINGS PER SHARE:
Class A common stock	$0.50	$0.40	$1.01	$0.79
Class B common stock	$0.50	$0.40	$1.01	$0.79
DILUTED EARNINGS PER SHARE:
Class A common stock	$0.50	$0.40	$1.01	$0.78
Class B common stock	$0.50	$0.40	$1.01	$0.78

See notes to condensed consolidated financial statements.

MANTECH INTERNATIONAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In Thousands)

	(unaudited) Three months ended June 30,		(unaudited) Six months ended June 30,
	2018	2017	2018	2017
NET INCOME	$19,915	$15,561	$39,982	$30,589
OTHER COMPREHENSIVE INCOME (LOSS):
Translation adjustments, net of tax	(38)	9	(27)	(45)
COMPREHENSIVE INCOME	$19,877	$15,570	$39,955	$30,544

See notes to condensed consolidated financial statements.

MANTECH INTERNATIONAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)

	(unaudited) Six months ended June 30,
	2018	2017
CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES:
Net income	$39,982	$30,589
Adjustments to reconcile net income to net cash flow from (used in) operating activities:
Depreciation and amortization	26,733	15,522
Deferred income taxes	8,836	7,951
Stock-based compensation	2,242	2,256
Equity in gains of unconsolidated subsidiaries	(19)	(5)
Change in assets and liabilities—net of effects from acquired businesses:
Receivables—net	(52,584)	2,491
Prepaid expenses	(17,916)	(7,606)
Other current assets	12,414	10,137
Employee supplemental savings plan asset	(482)	(2,072)
Accounts payable and accrued expenses	4,997	(4,718)
Accrued salaries and related expenses	1,618	7,809
Contract liabilities	10,957	1,624
Accrued retirement	(894)	500
Other	(859)	(1,174)
Net cash flow from operating activities	35,025	63,304
CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES:
Purchases of property and equipment	(16,422)	(4,385)
Investment in capitalized software for internal use	(2,921)	(2,537)
Deferred contract costs	(769)	—
Proceeds from previous acquisition	—	112
Payments to acquire investments	—	(110)
Net cash used in investing activities	(20,112)	(6,920)
CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES:
Borrowing under revolving credit facility	358,000	—
Repayments under revolving credit facility	(359,500)	—
Dividends paid	(19,768)	(16,308)
Proceeds from exercise of stock options	6,824	3,198
Payment consideration to tax authority on employees' behalf	(2,723)	—
Net cash flow used in financing activities	(17,167)	(13,110)
NET CHANGE IN CASH AND CASH EQUIVALENTS	(2,254)	43,274
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	9,451	64,936
CASH AND CASH EQUIVALENTS, END OF PERIOD	$7,197	$108,210
SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for income taxes, net of refunds	$(8,120)	$986
Cash paid for interest	$1,332	$488
Noncash investing and financing activities:
Capital expenditures incurred but not yet paid	$3,012	$141
See notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2018
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

We classified prepaid expenses and other current assets into separate lines on our condensed consolidated balance sheet at June 30, 2018 and conformed our condensed consolidated balance sheet at December 31, 2017, accordingly. Furthermore, our condensed consolidated statements of cash flows for the six months ended June 30, 2018 and 2017 were conformed based on the balance sheet presentation.

3.	Revenue from Contracts with Customers

Significant Accounting Policies

Revenue Recognition - On January 1, 2018, we adopted Accounting Standards Codification (ASC) 606, Revenue from Contracts with Customers using the modified retrospective method applied to those contracts that were not substantially complete as of January 1, 2018. ASC 606 outlines a five-step model whereby revenue is recognized as performance obligations within the contract are satisfied. ASC 606 also requires new, expanded disclosures regarding revenue recognition. We recognized the cumulative effect of adopting ASC 606 as an increase to the 2018 opening balance of retained earnings in the amount of $0.8 million, with the impact primarily related to fixed-price contracts. Results for reporting periods beginning after January 1, 2018 are presented under ASC 606, while prior period amounts were not adjusted and continue to be reported in accordance with ASC 605, Revenue Recognition. Revenue for the six months ended June 30, 2018 increased $0.9 million as a result of applying ASC 606.

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

Contracts are often modified to account for changes in contract specifications and requirements. Contract modifications impact performance obligation when the modification either creates new or changes the existing enforceable rights and obligations. The effect of a contract modification on the transaction price and our measure of progress for the performance obligation to which it relates is recognized as an adjustment to revenue and profit cumulatively. Furthermore, a significant change in one or more estimates could affect the profitability of our contracts. We recognize adjustments in estimated profit on contracts in the period identified. If at any time the estimate of contract profitability indicates an anticipated loss on the contract, we recognize the loss in the quarter it is identified. The impact of adjustments in contract estimates can be reflected in either revenue or operating expenses on the condensed consolidated statement of income.

We have an Estimate at Completion process in which management reviews the progress and execution of our performance obligations. As part of this process, management reviews information including, but not limited to, any outstanding key contract matters, progress towards completion and the related program schedule, identified risks and opportunities and the related changes in estimates of revenue and costs. The risks and opportunities include management’s judgment about the ability and cost to achieve the contract milestones and other technical contract requirements. Management must make assumptions and estimates regarding labor productivity and availability, the complexity of the work to be performed, the availability of materials, the length of time to complete the performance obligation, execution by our subcontractors, the availability and timing of funding from our customer and overhead cost rates, among other variables. A significant change in one or more of these estimates could affect the profitability of our contracts. For the three months ended June 30, 2018, the aggregate impact of adjustments in contract estimates increased our revenue by $4.3 million. For the six months ended June 30, 2018, the aggregate impact of adjustments in contract estimates increased our revenue by $5.8 million. No adjustment on any one contract was material to our condensed consolidated financial statements for the six months ended June 30, 2018.

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

Deferred contract costs - Costs of obtaining or fulfilling a contract that meet the criteria in ASC 340, Other Assets and Deferred Costs, are capitalized and amortized on a systematic basis that is consistent with the transfer of goods or services to the customer. Deferred contracts costs are reported on our condensed consolidated balance sheet within current or non-current other assets based on the expected life of the related contract. At June 30, 2018, we had $3.4 million of deferred contract costs. For the three months ended June 30, 2018 we recorded amortization expense of $0.2 million. For the six months ended June 30, 2018, we recorded amortization expense of $0.3 million.

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

We have one reportable segment. Our U.S. government customers typically exercise independent decision-making and contracting authority. Offices or divisions within an agency or department of the U.S. government may directly, or through a prime contractor, use our services as a separate customer as long as the customer has independent decision-making and contracting authority within its organization. We treat sales to U.S. government customers as sales within the U.S. regardless of where the services are performed. The following tables disclose revenue (in thousands) by contract type, customer, prime or subcontractor and geography for the periods presented. Prior period amounts have not been adjusted under the modified retrospective method.

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Cost-reimbursable	$324,495	$275,333	$633,542	$559,944
Fixed-price	116,762	81,622	232,933	158,069
Time-and-materials	49,787	56,739	97,805	114,055
Revenue	$491,044	$413,694	$964,280	$832,068

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Department of Defense and intelligence agencies	$356,953	$332,361	$690,867	$671,205
Federal civilian agencies	121,991	70,866	250,224	140,468
State agencies, international agencies and commercial entities	12,100	10,467	23,189	20,395
Revenue	$491,044	$413,694	$964,280	$832,068

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Prime contractor	$433,791	$361,787	$856,024	$730,175
Subcontractor	57,253	51,907	108,256	101,893
Revenue	$491,044	$413,694	$964,280	$832,068

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
U.S.	$483,170	$406,615	$949,195	$818,016
International	7,874	7,079	15,085	14,052
Revenue	$491,044	$413,694	$964,280	$832,068

The following table discloses contract receivables (in thousands):

	June 30, 2018	January 1, 2018	December 31, 2017
Billed receivables	$275,063	$236,113	$236,113
Unbilled receivables	102,590	88,767	81,454
Allowance for doubtful accounts	(6,789)	(6,157)	(6,157)
Receivables—net	$370,864	$318,723	$311,410

Receivables at June 30, 2018 are expected to be substantially collected within one year except for approximately $0.7 million, of which 93% is related to receivables from sales to the U.S. government or from contracts in which we acted as a subcontractor to other contractors selling to the U.S. government. We do not believe that we have significant exposure to credit risk as billed receivable and unbilled receivables are primarily due from the U.S. government. The allowance for doubtful accounts represents our estimate for exposure to compliance, contractual issues and bad debts related to prime contractors.

The following table discloses contract liabilities (in thousands):

	June 30, 2018	January 1, 2018	December 31, 2017
Contract liabilities	$33,056	$22,156	$18,816

Changes in the balances of contract assets and contract liabilities are primarily due to the timing difference between our performance and our customers' payments. For the three months ended June 30, 2018, the amount of revenue that was included in the opening contract liabilities balance was $3.5 million. For the six months ended June 30, 2018, the amount of revenue that was included in the opening contract liabilities balance was $5.8 million.

The remaining performance obligation as of June 30, 2018 is $2.9 billion. The following table discloses when we expect to recognize the remaining performance obligation as revenue (in billions):

For the remaining six months ending December 31, 2018	For the year ending
	December 31, 2019	December 31, 2020	Thereafter
$0.9	$1.0	$0.4	$0.6

4.	Acquisitions

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

The purchase price of $184.0 million, which includes the finalized working capital adjustment, was preliminarily allocated to the underlying assets and liabilities based on their estimated fair value at the date of acquisition. As we are still in the process of reviewing the fair value of the assets acquired and liabilities assumed, the purchase price allocation for InfoZen is not complete as of June 30, 2018. The goodwill recorded related to this transaction will be deductible for tax purposes over 15 years. Recognition of goodwill is largely attributed to the value paid for InfoZen's capabilities to support customers in modernization, agile software development, cloud migration and threat monitoring and assessment capabilities.

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

The following table represents the preliminary purchase price allocation for InfoZen (in thousands):

Cash and cash equivalents	$1,406
Receivables	8,991
Prepaid expenses	4,046
Other current assets	7
Goodwill	129,932
Other intangible assets	54,850
Property and equipment	485
Other assets	111
Accounts payable and accrued expenses	(7,488)
Accrued salaries and related expenses	(3,092)
Contract liabilities	(5,258)
Net assets acquired and liabilities assumed	$183,990

5.	Earnings Per Share

Under ASC 260, Earnings per Share, the two-class method is an earnings allocation formula that determines earnings per share for each class of common stock according to dividends declared (or accumulated) and participation rights in undistributed earnings. Under that method, basic and diluted earnings per share data are presented for each class of common stock.

In applying the two-class method, we determined that undistributed earnings should be allocated equally on a per share basis between Class A and Class B common stock. Under our Certificate of Incorporation, the holders of the common stock are entitled to participate ratably, on a share-for-share basis as if all shares of common stock were of a single class, in such dividends as may be declared by the Board of Directors. During the six months ended June 30, 2018 and 2017, we declared and paid quarterly dividends in the amount of $0.25 per share and $0.21 per share, respectively, on both classes of common stock.

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

The net income available to common stockholders and weighted average number of common shares outstanding used to compute basic and diluted earnings per share for each class of common stock are as follows (in thousands, except per share amounts):

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Distributed earnings	$9,892	$8,161	$19,759	$16,301
Undistributed earnings	10,023	7,400	20,223	14,288
Net income	$19,915	$15,561	$39,982	$30,589

Class A common stock:
Basic net income available to common stockholders	$13,270	$10,272	$26,604	$20,183
Basic weighted average common shares outstanding	26,339	25,618	26,228	25,583
Basic earnings per share	$0.50	$0.40	$1.01	$0.79

Diluted net income available to common stockholders	$13,318	$10,300	$26,721	$20,242
Effect of potential exercise of stock options	288	209	349	220
Diluted weighted average common shares outstanding	26,627	25,827	26,577	25,803
Diluted earnings per share	$0.50	$0.40	$1.01	$0.78

Class B common stock:
Basic net income available to common stockholders	$6,645	$5,289	$13,378	$10,406
Basic weighted average common shares outstanding	13,189	13,191	13,189	13,191
Basic earnings per share	$0.50	$0.40	$1.01	$0.79

Diluted net income available to common stockholders	$6,597	$5,261	$13,261	$10,347
Effect of potential exercise of stock options	—	—	—	—
Diluted weighted average common shares outstanding	13,189	13,191	13,189	13,191
Diluted earnings per share	$0.50	$0.40	$1.01	$0.78

For the three months ended June 30, 2018 and 2017, options to purchase 251,250 shares and 381,987 shares, respectively, were outstanding but not included in the computation of diluted earnings per share because the options' effect would have been anti-dilutive. For the six months ended June 30, 2018 and 2017, options to purchase 280,833 shares and 270,649 shares, respectively, were outstanding but not included in the computation of diluted earnings per share because the options' effect would have been anti-dilutive. For the six months ended June 30, 2018 and 2017, there were 229,191 shares and 102,936 shares, respectively, issued from the exercise of stock options.

6.	Property and Equipment

Major classes of property and equipment are summarized as follows (in thousands):

	June 30, 2018	December 31, 2017
Furniture and equipment	$93,683	$79,218
Leasehold improvements	42,255	39,022
Property and equipment—gross	135,938	118,240
Accumulated depreciation and amortization	(82,043)	(72,158)
Property and equipment—net	$53,895	$46,082

Depreciation and amortization expense related to property and equipment for the three months ended June 30, 2018 and 2017 was $6.8 million and $2.2 million, respectively. Depreciation and amortization expense related to property and equipment for the six months ended June 30, 2018 and 2017 was $12.7 million and $4.1 million, respectively.

7.	Goodwill and Other Intangible Assets

The change in the carrying amount of goodwill during the year ended December 31, 2017 and the six months ended June 30, 2018 is as follows (in thousands):

Goodwill Balance
Goodwill at December 31, 2016	$955,874
Acquisitions	128,686
Goodwill at December 31, 2017	1,084,560
Acquisition fair value adjustment	1,246
Goodwill at June 30, 2018	$1,085,806

Other intangible assets consisted of the following (in thousands):

	June 30, 2018			December 31, 2017
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Other intangible assets:
Contract and program intangible assets	$355,932	$190,841	$165,091	$355,932	$179,049	$176,883
Capitalized software cost for internal use	48,725	31,219	17,506	46,995	29,530	17,465
Total other intangible assets—net	$404,657	$222,060	$182,597	$402,927	$208,579	$194,348

Amortization expense relating to intangible assets for the three months ended June 30, 2018 and 2017 was $6.4 million and $5.5 million. Amortization expense relating to intangible assets for the six months ended June 30, 2018 and 2017 was $13.5 million and $11.1 million, respectively. We estimate that we will have the following amortization expense for the future periods indicated below (in thousands):

For the remaining six months ending December 31, 2018	$12,551
For the year ending:
December 31, 2019	$22,038
December 31, 2020	$21,197
December 31, 2021	$18,468
December 31, 2022	$15,890
December 31, 2023	$13,170

8.	Debt

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

The terms of the credit agreement permit prepayment and termination of the loan commitments at any time, subject to certain conditions. The credit agreement requires us to comply with specified financial covenants, including the maintenance of certain leverage ratios and a certain consolidated coverage ratio. The credit agreement also contains various covenants, including affirmative covenants with respect to certain reporting requirements and maintaining certain business activities, and negative covenants that, among other things, may limit or impose restrictions on our ability to incur liens, incur additional indebtedness, make investments, make acquisitions and undertake certain other actions. As of and during the six months ended June 30, 2018 and 2017, we were in compliance with the financial covenants under the credit agreement.

There was $29.5 million and $31.0 million outstanding on our revolving credit facility at June 30, 2018 and December 31, 2017, respectively. The maximum available borrowing under the revolving credit facility at June 30, 2018 was $455.2 million. As of June 30, 2018, we were contingently liable under letters of credit totaling $15.3 million, which reduces our availability to borrow under our revolving credit facility.

9.	Commitments and Contingencies

Contracts with the U.S. government, including subcontracts, are subject to extensive legal and regulatory requirements and, from time-to-time, agencies of the U.S. government, in the ordinary course of business, investigate whether our operations are conducted in accordance with these requirements and the terms of the relevant contracts. U.S. government investigations of us, whether related to our U.S. government contracts or conducted for other reasons, could result in administrative, civil, or criminal liabilities, including repayments, fines or penalties being imposed upon us, or could lead to suspension or debarment from future U.S. government contracting activities. Management believes it has adequately reserved for any losses that may be experienced from any investigation of which it is aware. The Defense Contract Audit Agency has substantially completed our incurred cost audits through 2012 with no material adjustments. The remaining audits for 2013 through 2017 are not expected to have a material effect on our financial position, results of operations or cash flow and management believes it has adequately reserved for any losses.

In the normal course of business, we are involved in certain governmental and legal proceedings, claims and disputes and have litigation pending under several suits. We believe that the ultimate resolution of these matters will not have a material effect on our financial position, results of operations or cash flows, except for the matter noted below.

We are a defendant in a lawsuit filed by two former employees alleging retaliation under both the False Claims Act (FCA) and the Defense Contractor Whistleblower Protection Act (DCWPA). The trial court has awarded damages for front pay, back pay and attorneys' fees and costs. Both parties filed appeals to the Fourth Circuit Court of Appeals. On March 20, 2018, oral arguments were held for our appeal and plaintiff's cross-appeal, which are pending adjudication. Through the appeals process, our liability could be reduced or, if the plaintiffs are successful, increased by $0.8 million. As of June 30, 2018, we accrued a liability of $2.3 million and recorded a receivable for $2.8 million. We have an insurance policy that covers the amount of the liability, therefore, no loss was recognized as of the six months ended June 30, 2018. The impact of future events in connection with this matter are not expected to have a material effect on our financial position, results of operation or cash flow.

We have $15.3 million outstanding on our letter of credit, of which $15.2 million is related to an outstanding performance bond in connection with a contract between ManTech MENA, LLC and Jadwalean International Operations and Management Company to fulfill technical support requirements for the Royal Saudi Air Force.

10.	Stock-Based Compensation

Our 2016 Management Incentive Plan (the Plan) was designed to attract, retain and motivate key employees. The types of awards available under the Plan include, among others, stock options, restricted stock and restricted stock units (RSUs). Equity awards granted under the Plan are settled in shares of Class A common stock. At the beginning of each year, the Plan provides that the number of shares available for issuance automatically increases by an amount equal to 1.5% of the total number of shares of Class A and Class B common stock outstanding on December 31st of the previous year. On January 2, 2018, there were 588,464 additional shares made available for issuance under the Plan. Through June 30, 2018, the Board of Directors has authorized the issuance of up to 14,551,899 shares under this Plan. Through June 30, 2018, the remaining aggregate number of shares of our common stock available for future grants under the Plan was 6,281,509. The Plan expires in March 2026.

The Plan is administered by the compensation committee of our Board of Directors, along with its delegates. Subject to the express provisions of the Plan, the committee has the Board of Directors’ authority to administer and interpret the Plan, including the discretion to determine the exercise price, vesting schedule, contractual life and the number of shares to be issued.

Stock Compensation Expense—For the three months ended June 30, 2018 and 2017, we recorded $1.1 million and $1.3 million of stock-based compensation expense, respectively. For the six months ended June 30, 2018 and 2017, we recorded $2.2 million and $2.3 million of stock-based compensation expense, respectively. No compensation expense of employees with stock awards, including stock-based compensation expense, was capitalized during the periods. For the three months ended June 30, 2018 and 2017, we recorded $(0.2) million and $(0.2) million, respectively, to income tax expense (benefit) related to the exercise of stock options, vested cancellations and the vesting of restricted stock. For the six months ended June 30, 2018 and 2017, we recorded $(1.3) million and $(0.1) million, respectively, to income tax expense (benefit) related to the exercise of stock options, vested cancellations and the vesting of restricted stock.

Stock Options—Under the Plan, we have issued stock options. A stock option gives the holder the right, but not the obligation to purchase a certain number of shares at a predetermined price for a specific period of time. We typically issue options that vest over three years in equal installments beginning on the first anniversary of the date of grant. Under the terms of the Plan, the contractual life of the option grants may not exceed eight years. During the six months ended June 30, 2018 and 2017, we issued options that expire five years from the date of grant.

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

The following weighted-average assumptions were used for option grants during the six months ended June 30, 2018 and 2017:

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

The following table summarizes weighted-average assumptions used in our calculations of fair value for the six months ended June 30, 2018 and 2017:

	Six months ended June 30,
	2018	2017
Volatility	26.34%	25.12%
Expected life of options	3 years	3 years
Risk-free interest rate	2.46%	1.67%
Dividend yield	2.00%	2.75%

Stock Option Activity—The weighted-average fair value of options granted during the six months ended June 30, 2018 and 2017, as determined under the Black-Scholes-Merton valuation model, was $9.96 and $5.63, respectively. Option grants that vested during the six months ended June 30, 2018 and 2017 had a combined fair value of $0.7 million and $0.8 million, respectively.

The following table summarizes stock option activity for the year ended December 31, 2017 and the six months ended June 30, 2018:

	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value (in thousands)	Weighted Average Remaining Contractual Life
Stock options outstanding at December 31, 2016	1,160,419	$29.93	$14,299
Granted	534,030	$42.90
Exercised	(463,800)	$29.34	$7,203
Cancelled and expired	(61,241)	$33.80
Stock options outstanding at December 31, 2017	1,169,408	$35.88	$16,731
Granted	241,410	$53.90
Exercised	(229,191)	$29.78	$6,155
Cancelled and expired	(65,194)	$43.24
Stock options outstanding at June 30, 2018	1,116,433	$40.63	$14,590	3 years

Stock options exercisable at June 30, 2018	385,562	$30.79	$8,811	2 years

The following table summarizes non-vested stock options for the six months ended June 30, 2018:

	Number of Shares	Weighted Average Fair Value
Non-vested stock options at December 31, 2017	684,979	$6.23
Granted	241,410	$9.96
Vested	(65,194)	$6.70
Cancelled	(130,324)	$5.22
Non-vested stock options at June 30, 2018	730,871	$7.60

Unrecognized compensation expense related to non-vested awards was $4.6 million as of June 30, 2018, which is expected to be recognized over a weighted-average period of 2 years.

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

Restricted Stock Activity— The following table summarizes the restricted stock activity during the year ended December 31, 2017 and the six months ended June 30, 2018.

	Number of Shares	Weighted Average Fair Value
Non-vested restricted stock at December 31, 2016	18,000	$33.84
Granted	24,000	$37.90
Vested	(18,000)	$33.84
Non-vested restricted stock at December 31, 2017	24,000	$37.90
Granted	24,000	$52.83
Vested	(24,000)	$37.90
Non-vested restricted stock at June 30, 2018	24,000	$52.83

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

RSU Activity—For performance-based RSUs that vested in 2018, each RSU awarded resulted in the issuance of 1.5 shares, which were issued net of applicable payroll tax withholdings. The following table summarizes the non-vested RSU activity during the year ended December 31, 2017 and the six months ended June 30, 2018:

	Number of Units	Weighted Average Fair Value
Non-vested RSUs at December 31, 2016	206,338	$30.10
Granted	55,830	$35.34
Vested	(3,300)	$30.60
Forfeited	(97,525)	$31.00
Non-vested RSUs at December 31, 2017	161,343	$31.36
Granted	56,170	$52.09
Vested	(87,200)	$28.40
Forfeited	(7,525)	$35.29
Non-vested RSUs at June 30, 2018	122,788	$42.70

11.	Income Taxes

The Tax Cuts and Jobs Act of 2017 (TCJA) was enacted on December 22, 2017. TCJA reduces the U.S. federal corporate tax rate from 35% to 21%, effective January 1, 2018. At June 30, 2018, we have not completed our accounting for the tax effects of enactment of TCJA. We made a reasonable estimate of the effects on our existing deferred tax balances and effective tax rate for the matters that are continuing to be evaluated, as noted below. We will continue to make and refine our calculations as additional analysis is completed. In addition, our estimates may also be affected by additional clarifications and interpretations of the legislation.  As disclosed in our 2017 Form 10-K, we have not yet completed our accounting for the income tax effects of the deductibility of officers compensation, the acquisition accounting for InfoZen, and assets that qualify for immediate deduction.

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

On March 23, 2018, the Consolidated Appropriations Act of 2018 was signed into law. The Act funds the government through September 30, 2018 and marks the third consecutive year of budget growth. The U.S. Government fiscal year (GFY) 2018 appropriations and U.S. GFY 2019 budget request include near term expansions of budgets for the Department of Defense aligned with the Administration's stated priorities in dealing with significant global threats, readiness and force structure needs within the military, diplomatic, homeland and border security, and cyber aggressions by both state and non-state actors. However, U.S. GFY 2019 and future years funding appropriations continue to be debated in normal course by Congress with the consideration of policy priorities, national budget deficits, debt ceilings and the Budget Control Act (BCA).

We recommend that you read this discussion and analysis in conjunction with our Annual Report on Form 10-K for the fiscal year ended December 31, 2017, previously filed with the Securities and Exchange Commission.

Three Months Ended June 30, 2018 Compared to the Three Months Ended June 30, 2017

The following table sets forth certain items from our condensed consolidated statements of income and the relative percentage that certain items of expenses and earnings bear to revenue, as well as the period-to-period change from June 30, 2017 to June 30, 2018.

	Three months ended June 30,				Period-to-Period Change
	2018	2017	2018	2017	2017 to 2018
	Dollars		Percentage		Dollars	Percentage
	(dollars in thousands)
REVENUE	$491,044	$413,694	100.0%	100.0%	$77,350	18.7%
Cost of services	421,012	350,674	85.7%	84.8%	70,338	20.1%
General and administrative expenses	41,703	38,085	8.5%	9.2%	3,618	9.5%
OPERATING INCOME	28,329	24,935	5.8%	6.0%	3,394	13.6%
Interest expense	(657)	(317)	0.1%	—%	340	107.3%
Interest income	27	28	—%	—%	(1)	(3.6)%
Other income (expense), net	58	5	—%	—%	53	1,060.0%
INCOME FROM OPERATIONS BEFORE INCOME TAXES AND EQUITY METHOD INVESTMENTS	27,757	24,651	5.7%	6.0%	3,106	12.6%
Provision for income taxes	(7,821)	(9,126)	1.6%	2.2%	(1,305)	(14.3)%
Equity in gains (losses) of unconsolidated subsidiaries	(21)	36	—%	—%	(57)	(158.3)%
NET INCOME	$19,915	$15,561	4.1%	3.8%	$4,354	28.0%

Revenue

The primary driver of our increase in revenues relates to revenues from new contract awards, growth on certain existing contracts and acquisitions. These increases were offset by contracts and tasks that ended and reduced scope of work on some contracts.

Cost of services

The increase in cost of services was primarily due to increases in revenue. As a percentage of revenue, direct labor costs were 48% for the three months ended June 30, 2018, compared to 49% for the same period in 2017. As a percentage of revenues, other direct costs, which include subcontractors and third party equipment and materials used in the performance of our contracts, was 37% for the three months ended June 30, 2018, compared to 36% fo the same period in 2017.

General and administrative expenses

The increase in general and administrative expenses was due to an increase in expenditures to support new contract awards and amortization expense from acquired intangibles.

Interest expense

The increase in interest expense was due to increased borrowings under our credit facility to fund the acquisition of InfoZen in the fourth quarter of 2017 and the purchase of equipment to support a managed IT services contract. For additional information on the acquisition of InfoZen, see Note 4. Acquisitions to our condensed consolidated financial statements in Item I.

Provision for income taxes

Our effective tax rate is affected by recurring items, such as the relative amount of income we earn in various taxing jurisdictions and their tax rates. It is also affected by discrete items that may occur in any given year, but are not consistent from year-to-year. Our effective income tax rates were 28% and 37% for the three months ended June 30, 2018 and 2017, respectively. The significant reduction in our effective tax rate for 2018 is due to the Tax Cuts and Jobs Act of 2017, enacted on December 22, 2017, which reduced the U.S. corporate tax rate from 35% to 21%.

Six Months Ended June 30, 2018 Compared to the Six Months Ended June 30, 2017

The following table sets forth certain items from our condensed consolidated statements of income and the relative percentage that certain items of expenses and earnings bear to revenue, as well as the period-to-period change from June 30, 2017 to June 30, 2018.

	Six months ended June 30,				Period-to-Period Change
	2018	2017	2018	2017	2017 to 2018
	Dollars		Percentage		Dollars	Percentage
	(dollars in thousands)
REVENUE	$964,280	$832,068	100.0%	100.0%	$132,212	15.9%
Cost of services	824,945	707,721	85.5%	85.1%	117,224	16.6%
General and administrative expenses	84,585	75,022	8.8%	9.0%	9,563	12.7%
OPERATING INCOME	54,750	49,325	5.7%	5.9%	5,425	11.0%
Interest expense	(1,391)	(611)	0.2%	—%	780	127.7%
Interest income	42	52	—%	—%	(10)	(19.2)%
Other income (expense), net	62	44	—%	—%	18	40.9%
INCOME FROM OPERATIONS BEFORE INCOME TAXES AND EQUITY METHOD INVESTMENTS	53,463	48,810	5.5%	5.9%	4,653	9.5%
Provision for income taxes	(13,500)	(18,226)	1.4%	2.2%	(4,726)	(25.9)%
Equity in gains of unconsolidated subsidiaries	19	5	—%	—%	14	280.0%
NET INCOME	$39,982	$30,589	4.1%	3.7%	$9,393	30.7%

Revenue

The primary driver of our increase in revenue relates to revenues from new contract awards, growth on existing contracts, including higher levels of material procurements, and acquisitions. These increases were offset by contracts and tasks that ended and reduced scope of work on some contracts.

Cost of services

The increase in cost of services was primarily due to increases in revenue. As a percentage of revenue, direct labor costs were 48% for the six months ended June 30, 2018, compared to 49% for the same period in 2017. As a percentage of revenue, other direct costs, which include subcontractors as well as equipment and materials used in the performance of our contracts, was 37% for the six months ended June 30, 2018 compared to 36% for the same period in 2017. We expect cost of services as a percentage of revenues to slightly increase for the remainder of 2018 due to typically higher levels of materials in the second half of the year.

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

Provision for income taxes

Our effective tax rate is affected by recurring items, such as the relative amount of income we earn in various taxing jurisdictions and their tax rates. It is also affected by discrete items that may occur in any given year, but are not consistent from year-to-year. Our effective income tax rates were 25% and 37% for the six months ended June 30, 2018 and 2017, respectively. The significant reduction in our effective tax rate for 2018 is due to the Tax Cuts and Jobs Act of 2017, enacted on December 22, 2017, which reduced the U.S. corporate tax rate from 35% to 21%. We expect our effective income tax rate to be between 25% and 27% for the balance of the year.

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

At June 30, 2018 and December 31, 2017, our backlog was $7.8 billion and $7.1 billion, respectively. Our funded backlog was $1.3 billion and $1.4 billion as of June 30, 2018 and December 31, 2017.

The following table reconciles our backlog to our remaining performance obligations as disclosed in Note 3. Revenue from Contracts with Customers to our condensed consolidated financial statements in Item 1 (in billions):

June 30, 2018
Backlog	$7.8
Unexercised contract options	4.9
Remaining performance obligation	$2.9

Liquidity and Capital Resources

Our primary liquidity needs relate to managing working capital, financing acquisitions, making cash dividend payments, purchasing property and equipment and investing in capital software. Our primary sources of liquidity are cash from operating activities and borrowings under our revolving credit facility. On June 30, 2018, our cash and cash equivalents balance was $7.2 million. There were $29.5 million outstanding borrowings under our revolving credit facility at June 30, 2018. The maximum available borrowings under our revolving credit facility at June 30, 2018 were $455.2 million. As of June 30, 2018, we were contingently liable under letters of credit totaling $15.3 million, which reduces our availability to borrow under our revolving credit facility.

Cash Flows From (Used In) Operating Activities

Our operating cash flow is primarily affected by our ability to invoice and collect from our customers in a timely manner, our management of vendor payments and the overall profitability of our contracts. We bill most of our customers monthly after services are rendered. Our accounts receivable days sales outstanding were 68 and 69 for the three months ended June 30, 2018 and 2017, respectively. For the six months ended June 30, 2018 and 2017, our net cash from operating activities was $35.0 million and $63.3 million, respectively. The decrease in net cash flows from operating activities during the six months ended June 30, 2018 when compared to the same period in 2017 was primarily due to the timing of receivables.

Cash Flows From (Used In) Investing Activities

For the six months ended June 30, 2018 our net cash used in investing activities was $20.1 million, which was primarily used for the purchase of equipment to support a managed IT service contract, infrastructure investments and capitalized software for internal use. For the six months ended June 30, 2017 our net cash used in investing activities was $6.9 million, which was used for capital expenditures. For the remainder of the year, we expect increased levels of capital expenditures, as compared to prior years, for the purchase of equipment to support managed IT service contracts.

Cash Flows From (Used in) Financing Activities

For the six months ended June 30, 2018, our net cash used in financing activities was $17.2 million, which was primarily due to dividend payments. For the six months ended June 30, 2017, our net cash used in financing activities were $13.1 million, which were primarily due to dividends paid partially offset by the proceeds from the exercise of stock options.

Revolving Credit Facility

We maintain a credit agreement with a syndicate of lenders led by Bank of America, N.A., as sole administrative agent. The credit agreement provides for a $500 million revolving credit facility, with a $75 million letter of credit sublimit and a $30 million swing line loan sublimit. The credit agreement also includes an accordion feature that permits us to arrange with the lenders for the provision of additional commitments. The maturity date is August 17, 2022. Borrowings under our credit agreement are collateralized by substantially all the assets of us and our Material Subsidiaries (as defined in the credit agreement) and bear interest at one of the following variable rates as selected by us at the time of borrowing: a London Interbank Offer Rate (LIBOR) based rate plus market spreads (1.25% to 2.25% based on our consolidated total leverage ratio) or Bank of America's base rate plus market spreads (0.25% to 1.25% based on our consolidated total leverage ratio). There was $29.5 million outstanding on our revolving credit facility at June 30, 2018. As of and during the six months ended June 30, 2018, we were in compliance with the financial covenants under the credit agreement.

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

Dividend

During the six months ended June 30, 2018 and 2017, we declared and paid quarterly dividends in the amount of $0.25 per share and $0.21 per share, respectively, on both classes of our common stock. While we expect to continue the cash dividend program, any future dividends declared will be at the discretion of our Board of Directors and will depend, among other factors, upon our results of operations, financial condition and cash requirements, as well as such other factors that our Board of Directors deems relevant.

Off-Balance Sheet Arrangements

In the ordinary course of business, we use letters of credit issued to satisfy certain contractual terms with our customers. As of June 30, 2018, $15.3 million in letters of credit were issued but undrawn. We have an outstanding performance bond in connection with a contract between ManTech MENA, LLC and Jadwalean International Operations and Management Company to fulfill technical support requirements for the Royal Saudi Air Force. This performance bond is guaranteed by a letter of credit in the amount of $15.2 million. We have off-balance sheet arrangements related to operating leases. For a description of our operating leases, see our Annual Report on Form 10-K for the fiscal year ended December 31, 2017, previously filed with the SEC.

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

Recently Adopted Accounting Standards Updates

On January 1, 2018, we adopted the following Accounting Standards Updates (ASU):

ASU 2014-09, Revenue from Contracts with Customers (ASC 606) supersedes existing revenue recognition guidance, including ASC 605-35, Revenue Recognition - Construction-Type and Production-Type Contracts. ASU 2014-09 outlines a single set of comprehensive principles for recognizing revenue under GAAP. Among other things, it requires companies to identify contractual performance obligations and determine whether revenue should be recognized at a point in time or over time. It also requires new, expanded disclosures regarding revenue recognition. We elected to adopt using the modified retrospective method that applied to those contracts that were not substantially completed as of January 1, 2018. We recognized the cumulative effect of adopting ASC 606 as an adjustment to the opening balance of retained earnings in the amount of $0.8 million, with the impact primarily related to fixed-price contracts. Results for reporting periods beginning after January 1, 2018 are presented under ASC 606, while prior period amounts were not adjusted and reported in accordance with ASC 605, Revenue Recognition. Revenue for the six months ended June 30, 2018 increased $0.9 million as a result of applying ASC 606.

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
Other ASUs effective after June 30, 2018 are not expected to have a material effect on our condensed consolidated financial statements.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Our exposure to market risk relates to changes in interest rates for borrowing under our revolving credit facility. At June 30, 2018, we had $29.5 million outstanding balance on our revolving credit facility. Borrowings under our revolving credit facility bear interest at variable rates. A hypothetical 10% increase in interest rates would have a $0.2 million effect on our interest expense for the six months ended June 30, 2018.

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

As of June 30, 2018, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), management evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 of the Exchange Act. Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level described above.

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
101
The following materials from the ManTech International Corporation Quarterly Report on Form 10-Q for the quarter ended June 30, 2018, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at June 30, 2018 and December 31, 2017; (ii) Condensed Consolidated Statements of Income for the Three and Six Months Ended June 30, 2018 and 2017; (iii) Condensed Consolidated Statements of Comprehensive Income for the Three and Six Months Ended June 30, 2018 and 2017; (iv) Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2018 and 2017; and (v) Notes to Condensed Consolidated Financial Statements.

‡ Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MANTECH INTERNATIONAL CORPORATION

		By:	/s/ KEVIN M. PHILLIPS
Date:	August 3, 2018	Name:	Kevin M. Phillips
		Title:	President and Chief Executive Officer

		By:	/s/ JUDITH L. BJORNAAS
Date:	August 3, 2018	Name:	Judith L. Bjornaas
		Title:	Chief Financial Officer