Form 10-Q
period 2018-09-30
MANTECH INTERNATIONAL CORP
filed 2018-11-02
CIK 892537

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
__________________________________________
FORM 10-Q
__________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2018
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from              to
Commission File No. 000-49604
__________________________________________
ManTech International Corporation
(Exact name of registrant as specified in its charter)
__________________________________________

Delaware	22-1852179
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2251 Corporate Park Drive, Herndon, VA	20171
(Address of principal executive offices)	(Zip Code)
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

As of October 31, 2018 there were 26,544,339 shares outstanding of our Class A common stock and 13,188,045 shares outstanding of our Class B common stock.

MANTECH INTERNATIONAL CORPORATION
FORM 10-Q
FOR THE QUARTER ENDED September 30, 2018

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

MANTECH INTERNATIONAL CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands Except Share and Per Share Amounts)

	(unaudited)
	September 30, 2018	December 31, 2017
ASSETS
Cash and cash equivalents	$14,951	$9,451
Receivables—net	367,569	311,410
Prepaid expenses	31,233	22,933
Other current assets	8,970	23,370
Total Current Assets	422,723	367,164
Goodwill	1,085,806	1,084,560
Other intangible assets—net	177,113	194,348
Property and equipment—net	53,178	46,082
Employee supplemental savings plan assets	34,154	33,555
Investments	11,835	11,843
Other assets	10,722	6,923
TOTAL ASSETS	$1,795,531	$1,744,475
LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Accounts payable and accrued expenses	$126,130	$122,405
Accrued salaries and related expenses	92,870	87,064
Contract liabilities	32,355	18,816
Total Current Liabilities	251,355	228,285
Long term debt	—	31,000
Deferred income taxes	110,468	97,194
Accrued retirement	35,482	34,517
Other long-term liabilities	10,148	10,505
TOTAL LIABILITIES	407,453	401,501
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY
Common stock, Class A—$0.01 par value; 150,000,000 shares authorized; 26,786,232 and 26,285,773 shares issued at September 30, 2018 and December 31, 2017; 26,542,119 and 26,041,660 shares outstanding at September 30, 2018 and December 31, 2017	268	263
Common stock, Class B—$0.01 par value; 50,000,000 shares authorized; 13,188,045 and 13,189,245 shares issued and outstanding at September 30, 2018 and December 31, 2017	132	132
Additional paid-in capital	504,378	492,030
Treasury stock, 244,113 and 244,113 shares at cost at September 30, 2018 and December 31, 2017	(9,158)	(9,158)
Retained earnings	892,832	860,027
Accumulated other comprehensive loss	(374)	(320)
TOTAL STOCKHOLDERS’ EQUITY	1,388,078	1,342,974
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,795,531	$1,744,475
See notes to condensed consolidated financial statements.

MANTECH INTERNATIONAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In Thousands Except Per Share Amounts)

	(unaudited) Three months ended September 30,		(unaudited) Nine months ended September 30,
	2018	2017	2018	2017
REVENUE	$497,205	$422,665	$1,461,485	$1,254,733
Cost of services	425,560	361,286	1,250,505	1,069,007
General and administrative expenses	42,246	38,239	126,831	113,261
OPERATING INCOME	29,399	23,140	84,149	72,465
Interest expense	(616)	(254)	(2,007)	(865)
Interest income	43	37	85	89
Other income, net	1	191	63	235
INCOME FROM OPERATIONS BEFORE INCOME TAXES AND EQUITY METHOD INVESTMENTS	28,827	23,114	82,290	71,924
Provision for income taxes	(6,912)	(8,004)	(20,412)	(26,230)
Equity in gains of unconsolidated subsidiaries	8	72	27	77
NET INCOME	$21,923	$15,182	$61,905	$45,771
BASIC EARNINGS PER SHARE:
Class A common stock	$0.55	$0.39	$1.57	$1.18
Class B common stock	$0.55	$0.39	$1.57	$1.18
DILUTED EARNINGS PER SHARE:
Class A common stock	$0.55	$0.39	$1.55	$1.17
Class B common stock	$0.55	$0.39	$1.55	$1.17

See notes to condensed consolidated financial statements.

MANTECH INTERNATIONAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In Thousands)

	(unaudited) Three months ended September 30,		(unaudited) Nine months ended September 30,
	2018	2017	2018	2017
NET INCOME	$21,923	$15,182	$61,905	$45,771
OTHER COMPREHENSIVE INCOME (LOSS):
Translation adjustments, net of tax	(27)	13	(54)	(32)
COMPREHENSIVE INCOME	$21,896	$15,195	$61,851	$45,739

See notes to condensed consolidated financial statements.

MANTECH INTERNATIONAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(In Thousands)

	(unaudited) Three months ended September 30,		(unaudited) Nine months ended September 30,
	2018	2017	2018	2017
Common Stock, Class A
At beginning of period	$266	$259	$263	$258
Stock option exercises	2	1	4	2
Stock-based compensation expense	—	—	1	—
At end of period	268	260	268	260
Common Stock, Class B
At beginning of period	132	132	132	132
At end of period	132	132	132	132
Additional Paid-In Capital
At beginning of period	498,370	477,545	492,030	471,906
Stock option exercises	4,667	2,732	11,489	5,929
Stock-based compensation expense	1,341	1,302	3,582	3,558
Payment consideration to tax authority on employees' behalf	—	—	(2,723)	—
Cumulative-effect adjustment for adoption of Accounting Standards Update 2016-09	—	—	—	186
At end of period	504,378	481,579	504,378	481,579
Treasury Stock, at cost
At beginning of period	(9,158)	(9,158)	(9,158)	(9,158)
At end of period	(9,158)	(9,158)	(9,158)	(9,158)
Retained Earnings
At beginning of period	880,837	792,883	860,027	778,710
Net income	21,923	15,182	61,905	45,771
Dividends	(9,928)	(8,173)	(29,687)	(24,474)
Cumulative-effect adjustment for adoption of Accounting Standards Update 2016-09	—	—	—	(115)
Cumulative-effect adjustment for adoption of Accounting Standards Update 2014-09	—	—	587	—
At end of period	892,832	799,892	892,832	799,892
Accumulated Other Comprehensive Loss
At beginning of period	(347)	(226)	(320)	(181)
Translation adjustments, net of tax	(27)	13	(54)	(32)
At end of period	(374)	(213)	(374)	(213)
Total Stockholders' Equity	$1,388,078	$1,272,492	$1,388,078	$1,272,492

See notes to condensed consolidated financial statements.

MANTECH INTERNATIONAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)

	(unaudited) Nine months ended September 30,
	2018	2017
CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES:
Net income	$61,905	$45,771
Adjustments to reconcile net income to net cash flow from (used in) operating activities:
Depreciation and amortization	40,028	23,357
Deferred income taxes	13,274	9,711
Stock-based compensation expense	3,583	3,558
Equity in gains of unconsolidated subsidiaries	(27)	(77)
Change in assets and liabilities—net of effects from acquired businesses:
Receivables—net	(49,289)	(462)
Prepaid expenses	(8,448)	(6,113)
Other current assets	14,356	14,538
Employee supplemental savings plan asset	(1,899)	(2,968)
Accounts payable and accrued expenses	4,946	(1,215)
Accrued salaries and related expenses	5,907	13,742
Contract liabilities	10,256	15,669
Accrued retirement	965	1,830
Other	(1,343)	(2,101)
Net cash flow from operating activities	94,214	115,240
CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES:
Purchases of property and equipment	(25,029)	(5,774)
Acquisition of businesses—net of cash acquired	(5,279)	—
Investment in capitalized software for internal use	(4,199)	(5,123)
Deferred contract costs	(3,586)	(676)
Proceeds from corporate owned life insurance	1,300	—
Proceeds from previous acquisition	—	112
Payments to acquire investments	—	(110)
Net cash used in investing activities	(36,793)	(11,571)
CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES:
Borrowing under revolving credit facility	501,000	—
Repayments under revolving credit facility	(532,000)	—
Dividends paid	(29,691)	(24,476)
Proceeds from exercise of stock options	11,493	5,931
Payment consideration to tax authority on employees' behalf	(2,723)	—
Debt issuance costs	—	(1,323)
Net cash used in financing activities	(51,921)	(19,868)
NET CHANGE IN CASH AND CASH EQUIVALENTS	5,500	83,801
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	9,451	64,936
CASH AND CASH EQUIVALENTS, END OF PERIOD	$14,951	$148,737
SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for income taxes, net of refunds	$(6,750)	$7,283
Cash paid for interest	$1,961	$732
Noncash investing and financing activities:
Capital expenditures incurred but not yet paid	$112	$—
See notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2018
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

We classified prepaid expenses and other current assets into separate lines on our condensed consolidated balance sheet at September 30, 2018 and conformed our condensed consolidated balance sheet at December 31, 2017, accordingly. Furthermore, our condensed consolidated statements of cash flows for the nine months ended September 30, 2018 and 2017 were conformed based on the balance sheet presentation.

3.	Revenue from Contracts with Customers

Significant Accounting Policies

Revenue Recognition - On January 1, 2018, we adopted Accounting Standards Codification (ASC) 606, Revenue from Contracts with Customers using the modified retrospective method applied to those contracts that were not substantially complete as of January 1, 2018. ASC 606 outlines a five-step model whereby revenue is recognized as performance obligations within the contract are satisfied. ASC 606 also requires new, expanded disclosures regarding revenue recognition. We recognized the cumulative effect of adopting ASC 606 as an increase to the 2018 opening balance of retained earnings in the amount of $0.8 million, with the impact primarily related to fixed-price contracts. Results for reporting periods beginning after January 1, 2018 are presented under ASC 606, while prior period amounts were not adjusted and continue to be reported in accordance with ASC 605, Revenue Recognition. Revenue for the nine months ended September 30, 2018 increased $3.3 million as a result of applying ASC 606.

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

We recognize revenue over time when there is a continuous transfer of control to our customer. For our U.S. government contracts, this continuous transfer of control to the customer is supported by clauses in the contract that allow the U.S. government to unilaterally terminate the contract for convenience, pay us for costs incurred plus a reasonable profit and take control of any work in process. When control is transferred over time, revenue is recognized based on the extent of progress towards completion of the performance obligation. Based on the nature of the products and services provided in the contract, we use our judgment to determine if an input measure or output measure best depicts the transfer of control over time. For services contracts, we typically satisfy our performance obligations as services are rendered. We typically use a cost-based input method to measure progress. Contract costs include labor, material and allocable indirect expenses. Revenue is recognized proportionally as contract costs are incurred plus estimated fees. For time-and-material contracts, we bill the customer per labor hour and per material, and revenue is recognized in the amount invoiced since the amount corresponds directly to the value of our performance to date. For stand-ready service contracts, a time-elapsed output method is used to measure progress, and revenue is recognized straight-line over the term of the contract. If a contract does not meet the criteria for recognizing revenue over time, we recognize revenue at a point in time. Revenue is recognized at the point in time when control of the good or service is transferred to our customer. We consider control to transfer when we have a present right to payment and our customer has legal title. Determining a measure of progress and when control transfers requires us to make judgments that affect the timing of when revenue is recognized. Essentially, all of our contracts satisfy their performance obligations over time.

Contracts are often modified to account for changes in contract specifications and requirements. Contract modifications impact performance obligations when the modification either creates new or changes the existing enforceable rights and obligations. The effect of a contract modification on the transaction price and our measure of progress for the performance obligation to which it relates is recognized as an adjustment to revenue and profit cumulatively. Furthermore, a significant change in one or more estimates could affect the profitability of our contracts. We recognize adjustments in estimated profit on contracts in the period identified. The impact of adjustments in contract estimates can be reflected in either revenue or operating expenses on the condensed consolidated statement of income.

We have an Estimate at Completion process in which management reviews the progress and execution of our performance obligations. As part of this process, management reviews information including, but not limited to, any outstanding key contract matters, progress towards completion and the related program schedule, identified risks and opportunities and the related changes in estimates of revenue and costs. The risks and opportunities include management’s judgment about the ability and cost to achieve the contract milestones and other technical contract requirements. Management must make assumptions and estimates regarding labor productivity and availability, the complexity of the work to be performed, the availability of materials, the length of time to complete the performance obligation, execution by our subcontractors, the availability and timing of funding from our customer and overhead cost rates, among other variables. A significant change in one or more of these estimates could affect the profitability of our contracts. For the three months ended September 30, 2018, the aggregate impact of adjustments in contract estimates increased our revenue by $4.5 million. For the nine months ended September 30, 2018, the aggregate impact of adjustments in contract estimates increased our revenue by $8.8 million. No adjustment on any one contract was material to our condensed consolidated financial statements for the nine months ended September 30, 2018.

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

Contract costs - Contract costs include direct labor, direct materials, overhead and, when applicable, general and administrative expenses. Incremental costs of obtaining a contract that we expect to recover are recognized as deferred contract costs and are amortized on a systematic basis that is consistent with the transfer to the customer of the goods or services. Other incremental costs are expensed when incurred. Costs of fulfilling a contract that relate directly to a contract or to an anticipated contract that can be specifically identified, generate or enhance resources that will be used in satisfying future performance obligations and are expected to be recovered are recognized as deferred contract costs and amortized on a systematic basis that is consistent with the transfer of the goods or services to the customer. Other costs of fulfilling a contract (costs of wasted materials, labor or other resources to fulfill the contracts that were not reflected in the price of the contract and costs that relate to satisfied performance obligations in the contract) are expensed when incurred.

Deferred contract costs - Costs of obtaining or fulfilling a contract that meet the criteria in ASC 340, Other Assets and Deferred Costs, are capitalized and amortized on a systematic basis that is consistent with the transfer of goods or services to the customer. Deferred contracts costs are reported on our condensed consolidated balance sheet within current or non-current other assets based on the expected life of the related contract. At September 30, 2018, we had $6.2 million of deferred contract costs. For the three months ended September 30, 2018 we recorded amortization expense of $8 thousand. For the nine months ended September 30, 2018, we recorded amortization expense of $0.2 million.

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

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Cost-reimbursable	$337,105	$280,398	$970,647	$840,342
Fixed-price	108,921	84,240	341,854	242,309
Time-and-materials	51,179	58,027	148,984	172,082
Revenue	$497,205	$422,665	$1,461,485	$1,254,733

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Department of Defense and intelligence agencies	$365,044	$336,855	$1,055,911	$1,008,060
Federal civilian agencies	121,543	74,515	371,767	214,983
State agencies, international agencies and commercial entities	10,618	11,295	33,807	31,690
Revenue	$497,205	$422,665	$1,461,485	$1,254,733

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Prime contractor	$442,413	$375,421	$1,298,437	$1,105,596
Subcontractor	54,792	47,244	163,048	149,137
Revenue	$497,205	$422,665	$1,461,485	$1,254,733

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
U.S.	$490,098	$415,420	$1,439,293	$1,233,436
International	7,107	7,245	22,192	21,297
Revenue	$497,205	$422,665	$1,461,485	$1,254,733

The following table discloses contract receivables (in thousands):

	September 30, 2018	January 1, 2018	December 31, 2017
Billed receivables	$281,682	$236,113	$236,113
Unbilled receivables	92,582	88,767	81,454
Allowance for doubtful accounts	(6,695)	(6,157)	(6,157)
Receivables—net	$367,569	$318,723	$311,410

Receivables at September 30, 2018 are expected to be substantially collected within one year except for approximately $0.6 million, of which 92% is related to receivables from sales to the U.S. government or from contracts in which we acted as a subcontractor to other contractors selling to the U.S. government. We do not believe that we have significant exposure to credit risk as billed receivable and unbilled receivables are primarily due from the U.S. government. The allowance for doubtful accounts represents our estimate for exposure to compliance, contractual issues and bad debts related to prime contractors.

The following table discloses contract liabilities (in thousands):

	September 30, 2018	January 1, 2018	December 31, 2017
Contract liabilities	$32,355	$22,156	$18,816

Changes in the balances of contract assets and contract liabilities are primarily due to the timing difference between our performance and our customers' payments. For the three months ended September 30, 2018, the amount of revenue that was included in the opening contract liabilities balance was $4.2 million. For the nine months ended September 30, 2018, the amount of revenue that was included in the opening contract liabilities balance was $10.0 million.

The remaining performance obligation as of September 30, 2018 is $2.8 billion. The following table discloses when we expect to recognize the remaining performance obligation as revenue (in billions):

For the remaining three months ending December 31, 2018	For the year ending
	December 31, 2019	December 31, 2020	Thereafter
$0.5	$1.3	$0.6	$0.4

4.	Acquisitions

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

The purchase price of $184.0 million was allocated to the underlying assets and liabilities based on their estimated fair value at the date of acquisition. The goodwill recorded related to this transaction will be deductible for tax purposes over 15 years. Recognition of goodwill is largely attributed to the value paid for InfoZen's capabilities to support customers in modernization, agile software development, cloud migration and threat monitoring and assessment capabilities.

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

The following table represents the purchase price allocation for InfoZen (in thousands):

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

In applying the two-class method, we determined that undistributed earnings should be allocated equally on a per share basis between Class A and Class B common stock. Under our Certificate of Incorporation, the holders of the common stock are entitled to participate ratably, on a share-for-share basis as if all shares of common stock were of a single class, in such dividends as may be declared by the Board of Directors. During the nine months ended September 30, 2018 and 2017, we declared and paid quarterly dividends in the amount of $0.25 per share and $0.21 per share, respectively, on both classes of common stock.

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

The net income available to common stockholders and weighted average number of common shares outstanding used to compute basic and diluted earnings per share for each class of common stock are as follows (in thousands, except per share amounts):

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Distributed earnings	$9,928	$8,174	$29,687	$24,474
Undistributed earnings	11,995	7,008	32,218	21,297
Net income	$21,923	$15,182	$61,905	$45,771

Class A common stock:
Basic net income available to common stockholders	$14,623	$10,030	$41,226	$30,213
Basic weighted average common shares outstanding	26,421	25,684	26,293	25,617
Basic earnings per share	$0.55	$0.39	$1.57	$1.18

Diluted net income available to common stockholders	$14,682	$10,062	$41,402	$30,304
Effect of potential exercise of stock options	322	245	340	228
Diluted weighted average common shares outstanding	26,743	25,929	26,633	25,845
Diluted earnings per share	$0.55	$0.39	$1.55	$1.17

Class B common stock:
Basic net income available to common stockholders	$7,300	$5,152	$20,679	$15,558
Basic weighted average common shares outstanding	13,189	13,191	13,189	13,191
Basic earnings per share	$0.55	$0.39	$1.57	$1.18

Diluted net income available to common stockholders	$7,241	$5,120	$20,503	$15,467
Effect of potential exercise of stock options	—	—	—	—
Diluted weighted average common shares outstanding	13,189	13,191	13,189	13,191
Diluted earnings per share	$0.55	$0.39	$1.55	$1.17

For the three months ended September 30, 2018 and 2017, options to purchase 242,789 shares and 363,635 shares, respectively, were outstanding but not included in the computation of diluted earnings per share because the options' effect would have been anti-dilutive. For the nine months ended September 30, 2018 and 2017, options to purchase 268,013 shares and 301,985 shares, respectively, were outstanding but not included in the computation of diluted earnings per share because the options' effect would have been anti-dilutive. For the nine months ended September 30, 2018 and 2017, there were 387,926 shares and 202,459 shares, respectively, issued from the exercise of stock options.

6.	Property and Equipment

Major classes of property and equipment are summarized as follows (in thousands):

	September 30, 2018	December 31, 2017
Furniture and equipment	$98,396	$79,218
Leasehold improvements	42,835	39,022
Property and equipment—gross	141,231	118,240
Accumulated depreciation and amortization	(88,053)	(72,158)
Property and equipment—net	$53,178	$46,082

Depreciation and amortization expense related to property and equipment for the three months ended September 30, 2018 and 2017 was $6.4 million and $2.0 million, respectively. Depreciation and amortization expense related to property and equipment for the nine months ended September 30, 2018 and 2017 was $19.1 million and $6.1 million, respectively.

7.	Goodwill and Other Intangible Assets

The change in the carrying amount of goodwill during the year ended December 31, 2017 and the nine months ended September 30, 2018 is as follows (in thousands):

Goodwill Balance
Goodwill at December 31, 2016	$955,874
Acquisitions	128,686
Goodwill at December 31, 2017	1,084,560
Acquisition fair value adjustment	1,246
Goodwill at September 30, 2018	$1,085,806

Other intangible assets consisted of the following (in thousands):

	September 30, 2018			December 31, 2017
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Other intangible assets:
Contract and program intangible assets	$355,932	$196,449	$159,483	$355,932	$179,049	$176,883
Capitalized software cost for internal use	50,040	32,410	17,630	46,995	29,530	17,465
Total other intangible assets—net	$405,972	$228,859	$177,113	$402,927	$208,579	$194,348

Amortization expense relating to intangible assets for the three months ended September 30, 2018 and 2017 was $6.8 million and $5.5 million. Amortization expense relating to intangible assets for the nine months ended September 30, 2018 and 2017 was $20.3 million and $16.6 million, respectively. We estimate that we will have the following amortization expense for the future periods indicated below (in thousands):

For the remaining three months ending December 31, 2018	$6,023
For the year ending:
December 31, 2019	$22,570
December 31, 2020	$21,732
December 31, 2021	$19,002
December 31, 2022	$16,563
December 31, 2023	$13,251

8.	Debt

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

The terms of the credit agreement permit prepayment and termination of the loan commitments at any time, subject to certain conditions. The credit agreement requires us to comply with specified financial covenants, including the maintenance of certain leverage ratios and a certain consolidated coverage ratio. The credit agreement also contains various covenants, including affirmative covenants with respect to certain reporting requirements and maintaining certain business activities, and negative covenants that, among other things, may limit or impose restrictions on our ability to incur liens, incur additional indebtedness, make investments, make acquisitions and undertake certain other actions. As of and during the nine months ended September 30, 2018 and 2017, we were in compliance with the financial covenants under the credit agreement.

There was $0 and $31.0 million outstanding on our revolving credit facility at September 30, 2018 and December 31, 2017, respectively. The maximum available borrowing under the revolving credit facility at September 30, 2018 was $484.7 million. As of September 30, 2018, we were contingently liable under letters of credit totaling $15.3 million, which reduces our availability to borrow under our revolving credit facility.

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

An officer of our Company is a party to a pending arbitration proceeding with a former employer that relates to certain breach of contract claims.  Pursuant to indemnification arrangements we have with this officer, we may be exposed to a potential loss related to this claim.  Pursuant to applicable accounting standards, we have determined that it is reasonably possible that an unfavorable outcome could cause us to incur a liability/loss under these indemnification arrangements. However, given the nature of the claim, the early stage of the process, the limitations on information and other factual details relating to the claims that are available to us at this time, and management’s intent to contest the matter vigorously, we are unable to make a reasonable estimate of loss at this time.  As such, we have not disclosed an amount of potential loss as of September 30, 2018.

We were a defendant in a lawsuit filed by two former employees with allegations of retaliation under both the False Claims Act and the Defense Contractor Whistleblower Protection Act.  A jury found ManTech liable for discharging the two former employees.  Both parties filed appeals to the Fourth Circuit Court of Appeals.  In August 2018, the Fourth Circuit Court of Appeals reversed the finding of liability as to one of the former employees and affirmed the finding of liability as to the other former employee in the amount of $1.4 million. Our insurance policy covers the amount of the liability, therefore, no loss was recognized as of the nine months ended September 30, 2018.  The impact of future events in connection with this matter will not have a material effect on our financial position, results of operations or cash flow.

We have $15.3 million outstanding on our letter of credit, of which $15.2 million is related to an outstanding performance bond in connection with a contract between ManTech MENA, LLC and Jadwalean International Operations and Management Company to fulfill technical support requirements for the Royal Saudi Air Force.

10.	Stock-Based Compensation

Our 2016 Management Incentive Plan (the Plan) was designed to attract, retain and motivate key employees. The types of awards available under the Plan include, among others, stock options, restricted stock and restricted stock units (RSUs). Equity awards granted under the Plan are settled in shares of Class A common stock. At the beginning of each year, the Plan provides that the number of shares available for issuance automatically increases by an amount equal to 1.5% of the total number of shares of Class A and Class B common stock outstanding on December 31st of the previous year. On January 2, 2018, there were 588,464 additional shares made available for issuance under the Plan. Through September 30, 2018, the Board of Directors has authorized the issuance of up to 14,551,899 shares under this Plan. Through September 30, 2018, the remaining aggregate number of shares of our common stock available for future grants under the Plan was 6,317,478. The Plan expires in March 2026.

The Plan is administered by the compensation committee of our Board of Directors, along with its delegates. Subject to the express provisions of the Plan, the committee has the Board of Directors’ authority to administer and interpret the Plan, including the discretion to determine the exercise price, vesting schedule, contractual life and the number of shares to be issued.

Stock Compensation Expense—For both the three months ended September 30, 2018 and 2017, we recorded $1.3 million of stock-based compensation expense. For both the nine months ended September 30, 2018 and 2017, we recorded $3.6 million of stock-based compensation expense. No compensation expense of employees with stock awards, including stock-based compensation expense, was capitalized during the periods. For the three months ended September 30, 2018 and 2017, we recorded $(1.2) million and $(0.3) million, respectively, to income tax expense (benefit) related to the exercise of stock options, vested cancellations and the vesting of restricted stock. For the nine months ended September 30, 2018 and 2017, we recorded $(2.5) million and $(0.4) million, respectively, to income tax expense (benefit) related to the exercise of stock options, vested cancellations and the vesting of restricted stock.

Stock Options—Under the Plan, we have issued stock options. A stock option gives the holder the right, but not the obligation to purchase a certain number of shares at a predetermined price for a specific period of time. We typically issue options that vest over three years in equal installments beginning on the first anniversary of the date of grant. Under the terms of the Plan, the contractual life of the option grants may not exceed eight years. During the nine months ended September 30, 2018 and 2017, we issued options that expire five years from the date of grant.

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

The following weighted-average assumptions were used for option grants during the nine months ended September 30, 2018 and 2017:

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

The following table summarizes weighted-average assumptions used in our calculations of fair value for the nine months ended September 30, 2018 and 2017:

	Nine months ended September 30,
	2018	2017
Volatility	26.34%	25.13%
Expected life of options	3 years	3 years
Risk-free interest rate	2.46%	1.67%
Dividend yield	2.00%	2.75%

Stock Option Activity—The weighted-average fair value of options granted during the nine months ended September 30, 2018 and 2017, as determined under the Black-Scholes-Merton valuation model, was $9.98 and $5.65, respectively. Option grants that vested during the nine months ended September 30, 2018 and 2017 had a combined fair value of $0.7 million and $0.9 million, respectively.

The following table summarizes stock option activity for the year ended December 31, 2017 and the nine months ended September 30, 2018:

	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value (in thousands)	Weighted Average Remaining Contractual Life
Stock options outstanding at December 31, 2016	1,160,419	$29.93	$14,299
Granted	534,030	$42.90
Exercised	(463,800)	$29.34	$7,203
Cancelled and expired	(61,241)	$33.80
Stock options outstanding at December 31, 2017	1,169,408	$35.88	$16,731
Granted	243,810	$53.98
Exercised	(387,926)	$29.63	$11,692
Cancelled and expired	(103,563)	$43.59
Stock options outstanding at September 30, 2018	921,729	$42.43	$19,234	3 years

Stock options exercisable at September 30, 2018	233,403	$31.80	$7,353	2 years

The following table summarizes non-vested stock options for the nine months ended September 30, 2018:

	Number of Shares	Weighted Average Fair Value
Non-vested stock options at December 31, 2017	684,979	$6.23
Granted	243,810	$9.98
Vested	(138,000)	$5.21
Cancelled	(102,463)	$6.93
Non-vested stock options at September 30, 2018	688,326	$7.66

Unrecognized compensation expense related to non-vested awards was $3.9 million as of September 30, 2018, which is expected to be recognized over a weighted-average period of 2 years.

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

Restricted Stock Activity— The following table summarizes the restricted stock activity during the year ended December 31, 2017 and the nine months ended September 30, 2018.

	Number of Shares	Weighted Average Fair Value
Non-vested restricted stock at December 31, 2016	18,000	$33.84
Granted	24,000	$37.90
Vested	(18,000)	$33.84
Non-vested restricted stock at December 31, 2017	24,000	$37.90
Granted	24,000	$52.83
Vested	(24,000)	$37.90
Non-vested restricted stock at September 30, 2018	24,000	$52.83

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

RSU Activity—For performance-based RSUs that vested in 2018, each RSU awarded resulted in the issuance of 1.5 shares, which were issued net of applicable payroll tax withholdings. The following table summarizes the non-vested RSU activity during the year ended December 31, 2017 and the nine months ended September 30, 2018:

	Number of Units	Weighted Average Fair Value
Non-vested RSUs at December 31, 2016	206,338	$30.10
Granted	55,830	$35.34
Vested	(3,300)	$30.60
Forfeited	(97,525)	$31.00
Non-vested RSUs at December 31, 2017	161,343	$31.36
Granted	72,963	$53.96
Vested	(87,200)	$28.40
Forfeited	(10,850)	$38.07
Non-vested RSUs at September 30, 2018	136,256	$44.82

11.	Income Taxes

The Tax Cuts and Jobs Act of 2017 (TCJA) was enacted on December 22, 2017. TCJA reduces the U.S. federal corporate tax rate from 35% to 21%, effective January 1, 2018. At December 31, 2017, we made a reasonable estimate of the effects on our existing deferred tax balances and effective tax rate for the deductibility of officers' compensation, the acquisition of InfoZen, and assets that qualify for an immediate deduction. Our accounting for those items, as impacted by the TCJA, is now complete and no material adjustments were required.

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

On September 28, 2018, the President signed into law appropriations funding approximately 75% of the U.S. government, including the Department of Defense, through U.S. Government fiscal year (GFY) 2019. However, a number of federal civilian agencies, including the Departments of Homeland Security and State, have been funded under a Continuing Resolution (CR) at 2018 funding levels through early December 2018. Appropriations for the Department of Defense include near term expansions that aligned with the Administration's stated priorities in dealing with significant global threats, readiness and force structure needs within the military, diplomatic, and cyber aggressions by both state and non-state actors. For agencies operating under the CR, funding appropriations are expected to be debated by Congress after the midterm elections. We expect future appropriations to be debated with the consideration of policy priorities, national budget deficits, debt ceilings and the Budget Control Act.

We recommend that you read this discussion and analysis in conjunction with our Annual Report on Form 10-K for the fiscal year ended December 31, 2017, previously filed with the Securities and Exchange Commission.

Three Months Ended September 30, 2018 Compared to the Three Months Ended September 30, 2017

The following table sets forth certain items from our condensed consolidated statements of income and the relative percentage that certain items of expenses and earnings bear to revenue, as well as the period-to-period change from September 30, 2017 to September 30, 2018.

	Three months ended September 30,				Period-to-Period Change
	2018	2017	2018	2017	2017 to 2018
	Dollars		Percentage		Dollars	Percentage
	(dollars in thousands)
REVENUE	$497,205	$422,665	100.0%	100.0%	$74,540	17.6%
Cost of services	425,560	361,286	85.6%	85.5%	64,274	17.8%
General and administrative expenses	42,246	38,239	8.5%	9.0%	4,007	10.5%
OPERATING INCOME	29,399	23,140	5.9%	5.5%	6,259	27.0%
Interest expense	(616)	(254)	0.1%	—%	362	142.5%
Interest income	43	37	—%	—%	6	16.2%
Other income, net	1	191	—%	—%	(190)	(99.5)%
INCOME FROM OPERATIONS BEFORE INCOME TAXES AND EQUITY METHOD INVESTMENTS	28,827	23,114	5.8%	5.5%	5,713	24.7%
Provision for income taxes	(6,912)	(8,004)	1.4%	1.9%	(1,092)	(13.6)%
Equity in gains of unconsolidated subsidiaries	8	72	—%	—%	(64)	(88.9)%
NET INCOME	$21,923	$15,182	4.4%	3.6%	$6,741	44.4%

Revenue

The primary driver of our increase in revenues relates to revenues from new contract awards and growth on certain existing contracts and acquisitions. These increases were offset by contracts and tasks that ended and reduced scope of work on some contracts.

Cost of services

The increase in cost of services was primarily due to increases in revenue. As a percentage of revenue, direct labor costs were 46% for the three months ended September 30, 2018, compared to 48% for the same period in 2017. As a percentage of revenues, other direct costs, which include subcontractors and third party equipment and materials used in the performance of our contracts, was 39% for the three months ended September 30, 2018, compared to 38% for the same period in 2017.

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

Provision for income taxes

Our effective tax rate is affected by recurring items, such as the relative amount of income we earn in various taxing jurisdictions and their tax rates. It is also affected by discrete items that may occur in any given year, but are not consistent from year-to-year. Our effective income tax rates were 24% and 35% for the three months ended September 30, 2018 and 2017, respectively. The significant reduction in our effective tax rate for 2018 is due to the Tax Cuts and Jobs Act of 2017, enacted on December 22, 2017, which reduced the U.S. corporate tax rate from 35% to 21%.

Nine Months Ended September 30, 2018 Compared to the Nine Months Ended September 30, 2017

The following table sets forth certain items from our condensed consolidated statements of income and the relative percentage that certain items of expenses and earnings bear to revenue, as well as the period-to-period change from September 30, 2017 to September 30, 2018.

	Nine months ended September 30,				Period-to-Period Change
	2018	2017	2018	2017	2017 to 2018
	Dollars		Percentage		Dollars	Percentage
	(dollars in thousands)
REVENUE	$1,461,485	$1,254,733	100.0%	100.0%	$206,752	16.5%
Cost of services	1,250,505	1,069,007	85.6%	85.2%	181,498	17.0%
General and administrative expenses	126,831	113,261	8.7%	9.0%	13,570	12.0%
OPERATING INCOME	84,149	72,465	5.7%	5.8%	11,684	16.1%
Interest expense	(2,007)	(865)	0.1%	0.1%	1,142	132.0%
Interest income	85	89	—%	—%	(4)	(4.5)%
Other income, net	63	235	—%	—%	(172)	(73.2)%
INCOME FROM OPERATIONS BEFORE INCOME TAXES AND EQUITY METHOD INVESTMENTS	82,290	71,924	5.6%	5.7%	10,366	14.4%
Provision for income taxes	(20,412)	(26,230)	1.4%	2.1%	(5,818)	(22.2)%
Equity in gains of unconsolidated subsidiaries	27	77	—%	—%	(50)	(64.9)%
NET INCOME	$61,905	$45,771	4.2%	3.6%	$16,134	35.2%

Revenue

The primary driver of our increase in revenue relates to revenues from new contract awards and growth on existing contracts, including higher levels of material procurements, and acquisitions. These increases were offset by contracts and tasks that ended and reduced scope of work on some contracts.

Cost of services

The increase in cost of services was primarily due to increases in revenue. As a percentage of revenue, direct labor costs were 48% for the nine months ended September 30, 2018, compared to 49% for the same period in 2017. As a percentage of revenue, other direct costs, which include subcontractors as well as equipment and materials used in the performance of our contracts, was 38% for the nine months ended September 30, 2018, compared to 37% for the same period in 2017. We expect cost of services as a percentage of revenues to remain steady or slightly increase for the remainder of 2018 due to the potential for higher levels of materials in the last quarter of the year.

General and administrative expenses

The increase in general and administrative expenses was primarily due to an increase in bid and proposal spending, amortization of acquired intangibles and expenditures to support infrastructure.

Interest expense

The increase in interest expense was due to increased borrowings under our credit facility to fund the acquisition of InfoZen in the fourth quarter of 2017 and the purchase of equipment to support a managed IT services contract. For additional information on the acquisition of InfoZen, see Note 4 to our condensed consolidated financial statements in Item I.

Provision for income taxes

Our effective tax rate is affected by recurring items, such as the relative amount of income we earn in various taxing jurisdictions and their tax rates. It is also affected by discrete items that may occur in any given year, but are not consistent from year-to-year. Our effective income tax rates were 25% and 36% for the nine months ended September 30, 2018 and 2017, respectively. The significant reduction in our effective tax rate for 2018 is due to the Tax Cuts and Jobs Act of 2017, enacted on December 22, 2017, which reduced the U.S. corporate tax rate from 35% to 21%. We expect our effective income tax rate to be between 25% and 27% for the balance of the year.

Backlog

Backlog represents estimates that we calculate on a consistent basis. We define backlog as our estimates of the remaining revenue from existing signed contracts, assuming the exercise of all options relating to such contracts and including executed task orders issued under Indefinite Delivery/Indefinite Quantity contracts.

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

A variety of circumstances or events may cause changes in the amount of our backlog and funded backlog, including the execution of new contracts, the extension of existing contracts, the non-renewal or completion of current contracts, the early termination of contracts, and adjustment to estimates for previously included contracts. Changes in the amount of our funded backlog also are affected by the funding cycles of the U.S. government.

At September 30, 2018 and December 31, 2017, our backlog was $8.3 billion and $7.1 billion, respectively. Our funded backlog was $1.3 billion and $1.4 billion as of September 30, 2018 and December 31, 2017.

The following table reconciles our backlog to our remaining performance obligations as disclosed in Note 3 to our condensed consolidated financial statements in Item 1 (in billions):

September 30, 2018
Backlog	$8.3
Unexercised contract options	5.5
Remaining performance obligation	$2.8

Liquidity and Capital Resources

Our primary liquidity needs relate to managing working capital, financing acquisitions, making cash dividend payments, purchasing property and equipment and investing in capital software. Our primary sources of liquidity are cash from operating activities and borrowings under our revolving credit facility. On September 30, 2018, our cash and cash equivalents balance was $15.0 million. There were no outstanding borrowings under our revolving credit facility at September 30, 2018. The maximum available borrowings under our revolving credit facility at September 30, 2018 were $484.7 million. As of September 30, 2018, we were contingently liable under letters of credit totaling $15.3 million, which reduces our availability to borrow under our revolving credit facility.

Cash Flows From (Used In) Operating Activities

Our operating cash flow is primarily affected by our ability to invoice and collect from our customers in a timely manner, our management of vendor payments and the overall profitability of our contracts. We bill most of our customers monthly after services are rendered. Our accounts receivable days sales outstanding were 67 and 68 for the three months ended September 30, 2018 and 2017, respectively. For the nine months ended September 30, 2018 and 2017, our net cash from operating activities was $94.2 million and $115.2 million, respectively. The decrease in net cash flows from operating activities during the nine months ended September 30, 2018 when compared to the same period in 2017 was primarily due to the timing of receivables collection.

Cash Flows From (Used In) Investing Activities

For the nine months ended September 30, 2018 our net cash used in investing activities was $36.8 million, which was primarily used for the purchase of equipment to support a managed IT service contract, infrastructure investments, closing working capital payment related to the purchase of InfoZen and capitalized software for internal use. For the nine months ended September 30, 2017 our net cash used in investing activities was $11.6 million, which was used for capital expenditures. For the remainder of the year, we expect similar levels of capital expenditures, as compared to the first nine months of the year, for the purchase of equipment to support our infrastructure and managed IT service contracts, with the potential for additional increases in future years.

Cash Flows From (Used in) Financing Activities

For the nine months ended September 30, 2018, our net cash used in financing activities was $51.9 million, which was primarily due to repayment of borrowings under revolving credit facility dividend payments. For the nine months ended September 30, 2017, our net cash used in financing activities were $19.9 million, which were primarily due to dividends paid partially offset by the proceeds from the exercise of stock options.

Revolving Credit Facility

We maintain a credit agreement with a syndicate of lenders led by Bank of America, N.A., as sole administrative agent. The credit agreement provides for a $500 million revolving credit facility, with a $75 million letter of credit sublimit and a $30 million swing line loan sublimit. The credit agreement also includes an accordion feature that permits us to arrange with the lenders for the provision of additional commitments. The maturity date is August 17, 2022. Borrowings under our credit agreement are collateralized by substantially all the assets of us and our Material Subsidiaries (as defined in the credit agreement) and bear interest at one of the following variable rates as selected by us at the time of borrowing: a London Interbank Offer Rate based rate plus market spreads (1.25% to 2.25% based on our consolidated total leverage ratio) or Bank of America's base rate plus market spreads (0.25% to 1.25% based on our consolidated total leverage ratio). There were no outstanding borrowings on our revolving credit facility at September 30, 2018. As of and during the nine months ended September 30, 2018, we were in compliance with the financial covenants under the credit agreement.

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

Dividend

During the nine months ended September 30, 2018 and 2017, we declared and paid quarterly dividends in the amount of $0.25 per share and $0.21 per share, respectively, on both classes of our common stock. While we expect to continue the cash dividend program, any future dividends declared will be at the discretion of our Board of Directors and will depend, among other factors, upon our results of operations, financial condition and cash requirements, as well as such other factors that our Board of Directors deems relevant.

Off-Balance Sheet Arrangements

In the ordinary course of business, we use letters of credit issued to satisfy certain contractual terms with our customers. As of September 30, 2018, $15.3 million in letters of credit were issued but undrawn. We have an outstanding performance bond in connection with a contract between ManTech MENA, LLC and Jadwalean International Operations and Management Company to fulfill technical support requirements for the Royal Saudi Air Force. This performance bond is guaranteed by a letter of credit in the amount of $15.2 million. We have off-balance sheet arrangements related to operating leases. For a description of our operating leases, see our Annual Report on Form 10-K for the fiscal year ended December 31, 2017, previously filed with the SEC.

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

Recently Adopted Accounting Standards Updates

On January 1, 2018, we adopted the following Accounting Standards Updates (ASU):

ASU 2014-09, Revenue from Contracts with Customers (ASC 606) supersedes existing revenue recognition guidance, including ASC 605-35, Revenue Recognition - Construction-Type and Production-Type Contracts. ASU 2014-09 outlines a single set of comprehensive principles for recognizing revenue under GAAP. Among other things, it requires companies to identify contractual performance obligations and determine whether revenue should be recognized at a point in time or over time. It also requires new, expanded disclosures regarding revenue recognition. We elected to adopt using the modified retrospective method that applied to those contracts that were not substantially completed as of January 1, 2018. We recognized the cumulative effect of adopting ASC 606 as an adjustment to the opening balance of retained earnings in the amount of $0.8 million, with the impact primarily related to fixed-price contracts. Results for reporting periods beginning after January 1, 2018 are presented under ASC 606, while prior period amounts were not adjusted and reported in accordance with ASC 605, Revenue Recognition. Revenue for the nine months ended September 30, 2018 increased $3.3 million as a result of applying ASC 606.

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

ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. This ASU addresses the following eight specific cash flow issues: Debt prepayment or debt extinguishment costs; settlement of zero-coupon debt instruments or other debt instruments with coupon interest rates that are insignificant in relation to the effective interest rate of the borrowing; contingent consideration payments made after a business combination; proceeds from the settlement of insurance claims; proceeds from the settlement of corporate-owned life insurance policies (including bank-owned life insurance policies); distributions received from equity method investees; beneficial interests in securitization transactions; and separately identifiable cash flows and application of the predominance principle. We applied the equity method of accounting for applicable investments. We made an accounting policy election to classify distributions received from equity method investees using the cumulative earnings approach. Distributions received are considered returns on investment and classified as cash inflows from operating activities, unless the investor’s cumulative distributions received less distributions received in prior periods that were determined to be returns of investment exceed cumulative equity in earnings recognized by the investor (as adjusted for amortization of basis differences). When such an excess occurs, the current-period distribution up to this excess is considered a return of investment and should be classified as cash inflows from investing. Due to the adoption of ASU 2016-15, we classified proceeds from corporate life insurance for the nine months ended September 30, 2018 as investing activities on our condensed consolidated statement of cash flows.

Recently Issued But Not Yet Adopted ASUs

The Financial Accounting Standards Board (FASB) issued ASU 2016-02, Leases (Topic 842). ASU 2016-02 supersedes existing lease guidance, including ASC 840 - Leases. Among other things, ASU 2016-02 requires recognition of a right-of-use asset and liability for future lease payments for contracts that meet the definition of a lease and requires disclosure of certain information about leasing arrangements. ASU 2016-02 will be effective January 1, 2019, although early adoption is permitted, and may be adopted using a modified retrospective transition method that applies the new lease requirements at the beginning of the earliest period presented in the financial statements. The FASB has proposed a change that would allow a company to elect an optional transition method that applies the new lease requirements through a cumulative-effect adjustment in the period of adoption. We expect to adopt the standard on January 1, 2019. We are currently evaluating methods of adoption as well as the effect on our condensed consolidated financial statements. However, it is expected to increase total assets and total liabilities for operating leases that are not currently recorded on our condensed consolidated balance sheet.

The FASB has issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement, finalizing Proposed ASU 2015-350 of the same name as part of its disclosure framework project, which focuses on improving the effectiveness of disclosures in the notes to financial statements by facilitating clear communication of the information required by GAAP that is most important to users of each entity’s financial statements. The amendments in ASU 2018-13 modify the disclosure requirements on fair value measurements in Topic 820, Fair Value Measurement. Specifically, the amendments in this ASU remove disclosure requirements in Topic 820 related to (1) the amount of, and reasons for, transfers between Level 1 and Level 2 of the fair value hierarchy; (2) the policy for timing of transfers between levels; (3) the valuation processes for Level 3 fair value measurements; and (4) for non-public entities, the changes in unrealized gains and losses for the period included in earnings for recurring Level 3 fair value measurements held at the end of the reporting period. The ASU also modifies disclosure requirements such that (1) in place of a rollforward for Level 3 fair value measurements, a non-public entity is required to disclose transfers into and out of Level 3 of the fair value hierarchy and purchases and issues of Level 3 assets and liabilities; (2) for investments in certain entities that calculate net asset value, an entity is required to disclose the timing of liquidation of an investee’s assets and the date that restrictions from redemption might lapse, only if the investee has communicated the timing to the entity or announced the timing publicly; and (3) it is clear that the measurement uncertainty disclosure is to communicate information about the uncertainty in measurement as of the reporting date. Additionally, the ASU adds disclosure requirements for public entities about (1) the changes in unrealized gains and losses for the period included in other comprehensive income for recurring Level 3 fair value measurements held at the end of the reporting period, and (2) the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements. The amendments are effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2019. The amendments regarding changes in unrealized gains and losses, the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements, and the narrative description of measurement uncertainty should be applied prospectively for only the most recent interim or annual period presented in the initial fiscal year of adoption. All other amendments should be applied retrospectively to all periods presented upon their effective date. Note that early application is permitted for all entities; moreover, an entity is allowed to early adopt any removed or modified disclosures upon issuance of this ASU and delay adoption of the additional disclosures until their effective date. We are currently evaluating when we will adopt this standard as well as its effect on our condensed consolidated financial statements.

As part of its disclosure framework project, the FASB has issued ASU 2018-14, Compensation—Retirement Benefits—Defined Benefit Plans—General (Subtopic 715-20): Disclosure Framework—Changes to the Disclosure Requirements for Defined Benefit Plans, which finalizes Proposed ASU 2016-210 of the same name. The amendments in this ASU modify the disclosure requirements for employers that sponsor defined benefit pension or other postretirement plans. Specifically, certain disclosure requirements are removed from Subtopic 715-20, Compensation—Retirement Benefits—Defined Benefit Plans—General, including, among others, (1) the amounts in accumulated other comprehensive income expected to be recognized as components of net periodic benefit cost over the next fiscal year; (2) the disclosures related to the June 2001 amendments to the Japanese Welfare Pension Insurance Law; and (3) related party disclosures concerning the amount of future annual benefits covered by insurance and annuity contracts and significant transactions between the employer or related parties and the plan. Certain other disclosure requirements are added to Subtopic 715-20, including (1) the weighted-average interest crediting rates for cash balance plans and other plans with promised interest crediting rates; and (2) an explanation of the reasons for significant gains and losses related to changes in the benefit obligation for the period. Finally, the amendments in this ASU clarify disclosure requirements in Paragraph 715-20-50-3. The amendments are effective for fiscal years ending after December 15, 2020. We are currently evaluating the effect on our condensed consolidated financial statements.

The FASB has issued ASU 2018-15, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract (a consensus of the FASB Emerging Issues Task Force), which finalizes Proposed ASU No. 2018-230, and aims to reduce complexity in the accounting for costs of implementing a cloud computing service arrangement. In fact, ASU 2018-15 aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software license). Accordingly, the amendments in this ASU require an entity (customer) in a hosting arrangement that is a service contract to follow the guidance in Subtopic 350-40, Intangibles—Goodwill and Other—Internal-Use Software, in order to determine which implementation costs to capitalize as an asset related to the service contract and which costs to expense. Costs to develop or obtain internal-use software that cannot be capitalized under Subtopic 350-40 (e.g., training costs and certain data conversion costs) also cannot be capitalized for a hosting arrangement that is a service contract. Additionally, the amendments in this ASU require the entity (customer) to expense the capitalized implementation costs of a hosting arrangement that is a service contract over the term of the hosting arrangement (i.e., the noncancellable period of the arrangement plus periods covered by (1) an option to extend the arrangement if the customer is reasonably certain to exercise that option, (2) an option to terminate the arrangement if the customer is reasonably certain not to exercise the termination option, and (3) an option to extend (or not to terminate) the arrangement in which exercise of the option is in the control of the vendor. The amendments in this ASU also require the entity to present the expense related to the capitalized implementation costs in the same line item in the statement of income as the fees associated with the hosting element (service) of the arrangement, and to classify payments for capitalized implementation costs in the statement of cash flows in the same manner as payments made for fees associated with the hosting element. Note that the accounting for the service element of a hosting arrangement that is a service contract is not affected by the amendments in this ASU. The amendments are effective for fiscal years beginning after December 15, 2019, and for interim periods within those fiscal years. We are currently evaluating methods of adoption as well as the effect on our condensed consolidated financial statements.

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

Other ASUs effective after September 30, 2018 are not expected to have a material effect on our condensed consolidated financial statements.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Our exposure to market risk relates to changes in interest rates for borrowing under our revolving credit facility. At September 30, 2018, we had no outstanding balance on our revolving credit facility. Borrowings under our revolving credit facility bear interest at variable rates. A hypothetical 10% increase in interest rates would have a $0.2 million effect on our interest expense for the nine months ended September 30, 2018.

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

As of September 30, 2018, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), management evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 of the Exchange Act. Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level described above.

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
101
The following materials from the ManTech International Corporation Quarterly Report on Form 10-Q for the quarter ended September 30, 2018, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at September 30, 2018 and December 31, 2017; (ii) Condensed Consolidated Statements of Income for the Three and Nine Months Ended September 30, 2018 and 2017; (iii) Condensed Consolidated Statements of Comprehensive Income for the Three and Nine Months Ended September 30, 2018 and 2017; (iv) Condensed Consolidated Statements of Changes in Stockholders' Equity for the Three and Nine Months Ended September 30, 2018 and 2017 (v) Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2018 and 2017; and (vi) Notes to Condensed Consolidated Financial Statements.

‡ Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MANTECH INTERNATIONAL CORPORATION

		By:	/s/ KEVIN M. PHILLIPS
Date:	November 2, 2018	Name:	Kevin M. Phillips
		Title:	President and Chief Executive Officer

		By:	/s/ JUDITH L. BJORNAAS
Date:	November 2, 2018	Name:	Judith L. Bjornaas
		Title:	Chief Financial Officer