Form 10-K
period 2018-12-31
MANTECH INTERNATIONAL CORP
filed 2019-02-22
CIK 892537

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2018
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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☒    No  ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.  Yes ☐    No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes ☒    No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to the Form 10-K.   ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2018 was $1.41 billion (based on the closing price of $53.64 per share on June 30, 2018, as reported by the Nasdaq Global Select Market).
There were the following numbers of shares outstanding of each of the registrant's classes of common stock as of February 20, 2019: ManTech International Corp. Class A Common Stock, $0.01 par value per share, 26,582,884 shares; ManTech International Corp. Class B Common Stock, $0.01 par value per share, 13,188,045 shares.
DOCUMENTS INCORPORATED BY REFERENCE
Certain portions of the definitive Proxy Statement to be filed with the Securities Exchange Commission pursuant to Regulation 14A in connection with the registrant's 2019 Annual Meeting of Stockholders, to be filed subsequent to the date hereof, are incorporated by reference into Part III (Items 10, 11, 12, 13 and 14) of this Annual Report on Form 10-K. Such definitive Proxy Statement will be filed with the Commission not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

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

•	Failure to obtain option awards, task orders or funding under contracts;

•	Renegotiation, modification or termination of our contracts, or failure to perform in conformity with contract terms or our expectations;

•	Failure to successfully integrate acquired companies or businesses into our operations or to realize any accretive or synergistic effects from such acquisitions;

•	Increased exposure to risks associated with conducting business internationally;

•	Non-compliance with, or adverse changes in, complex U.S. government laws, procurement regulations or processes;

•	Adverse results of U.S. government audits or other investigations of our government contracts; and

•	Adverse changes in business conditions that may cause our investments in recorded goodwill to become impaired.

We urge you not to place undue reliance on these forward-looking statements, which speak only as of the date of this Annual Report. We undertake no obligation to update any forward-looking statement made herein following the date of this Annual Report, whether as a result of new information, subsequent events or circumstances, changes in expectations or otherwise.

Item 1.	Business

Corporate Overview and Background

We provide mission-focused technology solutions and services for U.S. defense, intelligence community and federal civilian agencies. Now in our 50th year, we excel in full-spectrum cyber, data collection & analytics, enterprise IT, systems engineering and software application development solutions that support national and homeland security. We are Bringing Digital to the Mission by leveraging our technical capabilities, our intimate knowledge of our customers' missions, and our experience providing a wide array of solutions and services to help our customers meet some of their greatest challenges and succeed in their most important endeavors. We provide services that support missions of national significance, such as military operations readiness and wellness, terrorist threat detection, information security and border protection.

We were co-founded by George J. Pedersen in 1968 as a New Jersey corporation, starting with a single U.S. Navy contract. We reincorporated as a Delaware corporation shortly before our initial public offering in February 2002. Since then we have grown substantially. Our annual revenues have increased from approximately $400 million at the end of 2001 to $1.96 billion in 2018. Additional financial information is provided in this Annual Report under Item 8 “Financial Statements and Supplemental Data.”

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
•Program Protection and Mission Assurance;
•Systems Engineering;
•Training; and
•Supply Chain Management and Logistics.

Cyber

We provide full-spectrum cyber, encompassing defense, resilience, offense, analytics and compliance. Our cyber solutions and services include security operations, threat intelligence, incident response and forensics, boundary defense, security systems engineering, infrastructure security, and computer forensics and exploitation. Our professionals tackle some of the most challenging problems facing the nation, including preventing, identifying and neutralizing external cyber-attacks, engineering tailored defensive security solutions and controls, developing robust insider threat detection programs, creating enterprise vulnerability management programs and supporting offensive and exploitation efforts. Our cyber capabilities include cyber hardening, survivability and mission assurance. We are focused on delivering mission continuity in a cyber-contested environment. Our forensics and incident response capabilities provide our customers with additional insight and evidence for post-attack assessments, assisting with efforts to strengthen their security posture. Through ACRE™, our Advanced Cyber Range Environment, we offer customers enhanced training and visibility into their own IT infrastructures (security design and engineering, vulnerability analysis, software assurance) and arm them with information needed to deny, disrupt and degrade attempts to compromise their business operations and protect their reputation. We also provide extensive, hands-on training and cyber workforce development to help our customers align their resources to the 2018 National Cyber Strategy.

Enterprise IT

We develop, implement and sustain enterprise information technology systems on a global scale, leveraging technology to improve mission performance, increase security and reduce costs for our customers. Solutions typically involve hardware and software to support their core technology infrastructure, such as data centers, cloud services, e-mail or desktop computing and managed services. Our LAUNCHRAMP(R) is our enterprise cloud broker solution that we use to increase our speed with transforming IT and positively impacting our customers' missions. Specific applications include IT service management, help desk, data center consolidation, enterprise architecture, mobile computing and device management, network operations and infrastructure, virtualization/cloud computing and migration, network and database administration, enterprise systems development and management, infrastructure as a managed service, data collection and analytics, including predictive and other types of analytics. We evaluate our customers' enterprise infrastructure with the goal of enhancing security, increasing efficiency, reducing system footprint and lowering total cost of ownership. We are at the forefront of helping our customers migrate to new, innovative enterprise IT management methodologies, including fully-outsourced, managed services models.

Software, Application and Systems Development

We develop, modify and maintain software solutions and complex systems that link different computing systems and software applications to act as a coordinated whole. This solution set includes a broad array of full lifecycle services, including requirements analysis; planning, design, implementation, integration and enhancement; testing, deployment, maintenance and quality assurance; and documentation and configuration management. Our software and systems development activities support all major software development lifecycle methodologies including Agile, DevSecOps and other hybrid methodologies. As part of our application development processes, we use modern techniques, such as microservices architecture to enable continuous deployment of large and complex applications and enhances our ability to migrate and transform legacy applications into modernized platforms. We develop software solutions and systems across many domains and mission-specific applications. Our experienced software engineers and developers design, develop, integrate, operate and sustain mission-critical software applications and systems worldwide for our defense, intelligence and federal civilian customers.

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

Command, Control, Communications, Computers, Combat Systems, Intelligence, Surveillance and Reconnaissance

We are a proven leader in the design, development, analysis, implementation and support of all aspects of C5ISR systems and technology. Our experience includes land, sea, air, space and cyber domains, to include command-and-control infrastructure, intelligence, surveillance and reconnaissance platforms and sensors (manned and unmanned), and the communication, dissemination and analysis of data. Our C5ISR solutions and capabilities span the lifecycle continuum to include modeling and simulation; test and evaluation; supporting telecommunications systems and terrestrial sensors; developing, testing and incorporating new technology; and providing training for solutions needed by our customers. We have developed, tested, fielded and supported systems for the U.S. government across the globe, and have provided C4ISR and subsequent C5ISR operations and maintenance support for every major military deployment since Operation Desert Storm. We specialize in helping customers develop computing capabilities at the tactical edge as well as leading research and development around hardening of all platforms to support our customers' critical missions.

Program Protection and Mission Assurance

We support highly-classified programs with secrecy management and security infrastructure services. Our services include vulnerability assessment, insider threat protection, exposure analysis, secrecy architecture design, security policy development and implementation, lifecycle acquisition program security, (OPSEC, INFOSEC, COMSEC and PERSEC), anti-tamper, export compliance support, foreign disclosure, system security engineering, security awareness and training, comprehensive security support services and technical certification and accreditation services. Additionally, as part of our program protection support, we provide network architecture planning and implementation services and systems engineering services within secure environments requiring the application of multi-level security policies across the enterprise. We provide comprehensive mission assurance in the development, acquisition, manufacturing, testing, integration and site support for launch support and systems safety for mission-critical systems. Our goal is to provide seamless, end-to-end security protections of national security's most sensitive programs.

Systems Engineering

With five decades of experience, we are recognized across the markets we serve for our operational, engineering and technical expertise across major domains, including land, sea, air, space and cyberspace. We apply systems engineering across a wide array of large-scale system development and acquisition programs used by government and industry. We provide world-class talent, proven management and technical processes to manage some of the most complex projects throughout their lifecycle, from concept through deployment. The systems engineering services we provide include requirement analysis, development and management; systems development and integration; enterprise architecture and concept of operations; and systems engineering and technical assistance. Our test and evaluation services are closely linked with our systems engineering capabilities, and include specific competencies in test engineering, preparation and planning; modeling and simulation; test range operations and management; systems and cyber vulnerability; and independent validation and verification. We use digital representation of systems and the resulting digital artifacts to sustain national defense systems, following DoD's Digital Engineering Strategy.

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

Our Employees

Our customer's success is the end result of the hard work of our talented and dedicated employees.  At year end, our workforce consisted of approximately 7,800 employees, 69% of whom hold security clearances and approximately 47% of whom are veterans.

Our Customers

We derive the vast majority of our revenues from U.S. government customers. We have successful, long-standing relationships with these customers, having supported many of them for almost half a century. For each of the last three years we have derived 98% of our annual revenues from our U.S. government customers, with at least 73% of our revenues each such year from intelligence and defense customers.

Backlog

At December 31, 2018, our backlog was $8.4 billion, of which $1.3 billion was funded backlog. At December 31, 2017, our backlog was $7.1 billion, of which $1.4 billion was funded backlog. We expect that approximately 23% of our total backlog will be recognized as revenue prior to December 31, 2019.

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

We define funded backlog as the portion of backlog for which funding currently is appropriated and allocated to the contract by the purchasing agency or otherwise authorized for payment by the customer upon completion of a specified portion of work. Our funded backlog does not include the full value of our contracts because Congress often appropriates funds for a particular program or contract on a yearly or quarterly basis, even though the contract may call for performance over a much longer period of time.

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

Seasonality

Our business is not seasonal. However, in order to avoid the loss of unexpended fiscal year funds it is not uncommon for U.S. government agencies to award extra tasks or complete other contract actions in the weeks before September 30, which is the end of the U.S. government's fiscal year (GFY). Additionally, our quarterly results are impacted by the number of working days in a given quarter. There are generally fewer working days for our employees to generate revenues in the first and fourth quarters of our fiscal year.

Business Environment and Competitive Landscape

Our primary customer is the U.S. government, the largest consumer of services and solutions in the U.S. In U.S. GFY 2018, the U.S. government obligated approximately $333 billion on contracted services, an 8% increase from the prior year. Our principal focus is on the national security and defense of the U.S. homeland. The DoD is the largest purchaser of services and solutions in the U.S. government and with the U.S. GFY 2020 budget request of $701 billion, it accounts for approximately 58% of the total discretionary budget. The DoD has experienced five years of consecutive budget growth. Additionally, Budget Control Act Caps (BCAC) were raised by $80 billion in U.S. GFY 2018 and $85 billion in U.S. GFY 2019 as a result of the two-year Bipartisan Budget Act of 2018. The DoD appropriations for U.S. GFY 2018 and U.S. GFY 2019 resulted in 8% and 3% growth year-over-year, respectively.

We compete in a market shaped by customer requirements and federal budget priorities and constraints. Our key competitors currently include divisions of large defense contractors, as well as a number of large and mid-size U.S. government contractors with specialized capabilities. Because of the diverse requirements of U.S. government customers and the highly competitive nature of large procurements, we frequently collaborate with these and other companies to compete for large contracts and we bid against these companies in other situations.

The budget environment continued to improve and grow in 2018, following several years of budget constraints and uncertain funding levels. Congressional actions have alleviated much of the potential impact of sequestration historically but BCAC remain longer term. The majority of our customers are fully funded for the fiscal year, however a handful are currently operating under a Continuing Resolution as Congress works to finalize the details of a bipartisan budget comprise, which would provide visibility into funding and spending levels for the U.S. GFY 2020 and U.S. GFY 2021 substantially above the BCAC. The improved budget clarity resulted in our customers making more award decisions and procuring services to meet mission needs on a more regular and predictable basis. We also believe that our customers' use of lowest price/technically acceptable procurements, which contributed to pricing pressures and lower margins in prior years, has leveled off or been reduced by some customers. Under the current Administration, we believe the defense budget outlook has improved meaningfully and we expect defense spending increases relative to prior years.

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

Available Information

Our internet address is www.mantech.com. Through links on the Investor Relations section of our website, we make available, free of charge, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission (SEC). In addition, the SEC maintains a website (www.sec.gov) that contains reports, proxy statements and other information we file electronically with the SEC.

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

Our business depends in large part upon our ability to attract and retain sufficient numbers of employees who have advanced IT and technical services skills. Often, these employees must also have some of the highest security clearances in the United States. While the government is focused on this issue, and we are beginning to see some improvement in the process, security clearances may take 12-24 months to complete depending upon the level of clearance and demand levels for cleared professionals. Cleared employees are in great demand, and we compete intensely for such qualified personnel with other U.S. government contractors, the U.S. government and private industry. Such personnel may remain a limited resource for the foreseeable future.

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

U.S. government spending and mission priorities could change in a manner that adversely affects our future revenues and limits our growth prospects, or Congress may fail to approve budgets on a timely basis for the federal agencies we support which could delay procurement of our services and solutions and cause us to lose future revenues.

Our business depends upon continued U.S. government expenditures on intelligence, defense, homeland security, federal health IT and other programs that we support. These expenditures have not remained constant over time, have been reduced in certain periods and have been affected by the U.S. government's efficiency and cost reduction efforts. Additionally, in recent years, in the face of growing national debt and long-term fiscal challenges facing the nation, spending levels for U.S. government programs generally, and in particular the U.S. defense budget, have come under pressure. On an annual basis, Congress must approve budgets that govern spending by the federal agencies that we support. In years when Congress is not able to complete its budget process before the end of the federal government's fiscal year on September 30, Congress typically funds government operations pursuant to a continuing resolution. A continuing resolution allows federal government agencies to operate at spending levels approved in the previous budget cycle. When the U.S. government operates under a continuing resolution, it may delay funding we expect to receive from customers on work we are already performing and will likely result in new initiatives being delayed or in some cases canceled. The federal government's failure to complete its budget process, or to fund government operations pursuant to a continuing resolution, may result in a federal government shutdown. Notwithstanding the recent stabilization of base budgets and improved budget clarity, discretionary spending may remain constrained, affect future levels of expenditures (or timing of expenditures), place pressure on operating margins or result in a shift of expenditures to programs that we do not currently support. Each of these changes in U.S. government spending could adversely impact our business and future results of operations.

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

We may not realize the full value of our backlog, which may result in lower revenues than anticipated.

As of December 31, 2018, our backlog was $8.4 billion, of which $1.3 billion was funded. Backlog is our estimate of the remaining future revenues from existing signed contracts, assuming the exercise of all options relating to such contracts and including executed task orders issued under ID/IQ contracts. Backlog also includes estimates of revenues for solutions that we believe we will be asked to provide in the future under the terms of ID/IQ contracts for which we have an established pattern of revenues. Our estimates are based on our experience using such vehicles and similar contracts. However, our estimates of future revenues are inexact and the receipt of these revenues are subject to various contingencies, many of which are beyond our control.

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

For our last three fiscal years, we derived revenues from such contracts as follows:

	Year Ended December 31,
	2018	2017	2016
Cost-reimbursable	68%	66%	68%
Fixed-price	22%	21%	19%
Time-and-materials	10%	13%	13%
Total	100%	100%	100%

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

•
Under fixed-price contracts, we perform specific tasks for a fixed price. Compared to cost-plus contracts, fixed-price contracts generally offer higher margin opportunities, but involve greater financial risk because we bear the impact of cost overruns, which could result in increased costs and expenses. Because we assume such risk, an increase in the percentage of fixed-price contracts in our contract mix, whether caused by a shift by the U.S. government toward a preference for fixed-price contracts or otherwise, could increase the risk that we suffer losses if we underestimate the level of effort required to perform the contractual obligations. With respect to our fixed-priced managed services business, if the cost vary from our assumptions and projections it could cause profit margins on that work to fluctuate.

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

As a result of the Small Business Administration set-aside program, the U.S. government may decide to restrict certain procurements only to bidders that qualify as minority-owned, small or small disadvantaged businesses. As a result, we would not be eligible to perform as a prime contractor on those programs and would be restricted to a maximum of 49% of the work as a subcontractor on those programs. An increase in the amount of procurements under the Small Business Administration set-aside program may impact our ability to bid on new procurements as a prime contractor or restrict our ability to recompete on incumbent work that is placed in the set-aside program. An increase in set-aside work, even where we are successful in teaming with a small business, could result in less revenue and profit for us.

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

Internal system or service failures, including those resulting from cyber or other security threats, could disrupt our business and impair our ability to effectively provide services to our customers, which as a leading provider of cyber security services to our customers could damage our reputation and have a material adverse effect on our business and results of operations.

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

Many of the programs we support and the systems we develop, install and maintain involve managing and protecting information involved in intelligence, national security and other classified or sensitive customer functions. Losses from a security breach in one of these systems could cause serious harm to our business, damage our reputation and impact our eligibility for further work on critical systems for our current customers or for other U.S. government customers generally. Losses could also exceed the policy limits that we have for errors and omissions and product liability insurance coverage. Damage to our reputation or limitations on our eligibility for additional work could materially reduce our revenues.

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

Among the more significant laws and regulations affecting our business are the following:

•	The Federal Acquisition Regulation and the Defense Federal Acquisition Regulation Supplement, which comprehensively regulate the formation, administration and performance of U.S. government contracts;

•	Truthful Cost or Pricing Data, which requires certification and disclosure of all cost and pricing data in connection with contract negotiations;

•	The Cost Accounting Standards and Cost Principles, which impose accounting requirements that govern our right to reimbursement under certain cost-based U.S. government contracts;

•	Laws, regulations and executive orders restricting the use and dissemination of information classified for national security purposes and the export of certain products, services and technical data;

•	U.S. export controls, which apply when we engage in international work; and

•	The Foreign Corrupt Practices Act.

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

As of December 31, 2018, our goodwill was $1.1 billion. The amount of our recorded goodwill may substantially increase in the future as a result of any acquisitions that we make. We evaluate the recoverability of recorded goodwill amounts annually, or when evidence of potential impairment exists. Impairment analysis is based on several factors requiring judgment and the use of estimates, which are inherently uncertain and based on assumptions that may prove to be inaccurate. Additionally, material changes in our financial outlook, as well as events outside of our control, such as deteriorating market conditions for companies in our industry, may indicate a potential impairment. When there is an impairment, we are required to write down the recorded amount of goodwill, which is reflected as a charge against operating income.

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

We have maintained a regular cash dividend program since 2011. We anticipate continuing to pay quarterly dividends during 2019. However, any future payment of dividends, including the timing and amount of any such dividends, is at the discretion of our Board of Directors and may depend upon our earnings, liquidity, financial condition, alternate capital deployment opportunities or any other factors that our Board of Directors considers relevant. A change in our regular cash dividend program could have an adverse effect on the market price of our common stock.

Mr. Pedersen, our Executive Chairman and Chairman of the Board, effectively controls us, and his interests may not be aligned with those of other stockholders.

As of December 31, 2018, Mr. Pedersen owned approximately 33% of our total outstanding shares of common stock. Holders of our Class B common stock are entitled to ten votes per share, while holders of our Class A common stock are entitled to only one vote per share. Mr. Pedersen beneficially owned 13,188,045 shares of Class B common stock as of December 31, 2018; thus he controlled approximately 83% of the combined voting power of our stock as of December 31, 2018. Accordingly, Mr. Pedersen controls the vote on substantially all matters submitted to a vote of our stockholders. As long as Mr. Pedersen beneficially owns a majority of the combined voting power of our common stock, he will have the ability, without the consent of our public stockholders, to elect all members of our Board of Directors and to control our management and affairs.

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

We lease our facilities, including offices, warehouses and labs, and we do not own any facilities or real estate that are material to our operations. Our facilities are leased in close proximity to our customers. As of December 31, 2018, we leased 32 facilities throughout the metropolitan Washington, D.C. area and 24 facilities in other parts of the U.S., for approximately 1.6 million square feet. We also have employees working at customer sites throughout the U.S. and in other countries. Our leases expire between 2019 and 2025.

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

Market Information

Our Class A common stock has been quoted on the Nasdaq Stock Market under the symbol “MANT” since our initial public offering on February 7, 2002. There is no established public market for our Class B common stock. As of February 20, 2019, there were 61 holders of record of our Class A common stock and 3 holders of record of our Class B common stock. The number of holders of record of our Class A common stock is not representative of the number of beneficial holders because many of the shares are held by depositories, brokers or nominees.

Dividend Policy

During fiscal years 2018 and 2017, we declared and paid quarterly dividends, each in the amount of $0.25 and $0.21 per share, respectively, on all issued and outstanding shares of common stock. For 2019, we anticipate we will continue paying quarterly dividends, and on February 19, 2019, the Board of Directors declared a quarterly cash dividend in the amount of $0.27 per share; however any future dividends declared will be at the discretion of our Board of Directors and will depend, among other factors, upon our earnings, liquidity, financial condition, alternate capital allocation opportunities or any other factors our Board of Directors deems relevant.

Recent Sales of Unregistered Securities

We did not issue or sell any securities in fiscal year 2018 that were not registered under the Securities Act of 1933.

Equity Compensation Plan Information

Information regarding our equity compensation plans and the securities authorized for issuance thereunder is incorporated by reference in Item 12 “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

Purchase of Equity Securities

We did not purchase equity securities during the year ended December 31, 2018.

Performance Graph

The stock performance graph compares the cumulative total shareholder return of our common stock to the NASDAQ Composite-Total Returns Index, Standard & Poor's MidCap 400 Index, Russell 2000 Index and Standard & Poor's 1500 IT Consulting & Services Index. The period measured is December 31, 2013 to December 31, 2018. The graph assumes an investment of $100 in our common stock and each of the indices with reinvestment of all dividends.

Item 6.	Selected Financial Data

The selected financial data presented for each of the five years ended December 31, 2018 is derived from our audited consolidated financial statements. The selected financial data presented should be read in conjunction with our consolidated financial statements, the notes to our consolidated financial statements and Item 7 “Management's Discussion and Analysis of Financial Condition and Results of Operations.”

	Year Ended December 31,
	2018	2017 (1)	2016	2015	2014 (2)
	(in thousands, except per share amounts)
Statement of Income Data:
Revenues (3)	$1,958,557	$1,717,018	$1,601,596	$1,550,117	$1,773,981
Operating income	$112,742	$98,194	$90,963	$84,886	$94,816
Net income	$82,097	$114,141	$56,391	$51,127	$47,294
Basic earnings per share (Class A and B)	$2.08	$2.94	$1.48	$1.36	$1.27
Diluted earnings per share (Class A and B)	$2.06	$2.91	$1.47	$1.36	$1.27
Dividend per share	$1.00	$0.84	$0.84	$0.84	$0.84

Balance Sheet Data:
Working capital	$196,652	$138,879	$229,659	$189,276	$195,491
Goodwill (4)	$1,085,806	$1,084,560	$955,874	$919,591	$851,640
Total assets	$1,803,871	$1,744,475	$1,598,464	$1,506,424	$1,487,402
Long-term debt	$7,500	$31,000	$—	$—	$—

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

(3) On January 1, 2018, we adopted Accounting Standards Codification (ASC) 606, Revenue from Contracts with Customers, using the modified retrospective method applied to those contracts that were not substantially complete as of January 1, 2018. Results for reporting periods beginning after January 1, 2018 are presented under ASC 606, while prior period amounts were adjusted and continue to be reported in accordance with ASC 605, Revenue Recognition.

(4) Over the past five years, we completed 7 acquisitions. In aggregate, these acquisitions have added $336.9 million in goodwill. For additional information on our recent acquisitions, see Note 4 "Acquisitions" to our consolidated financial statements in Item 8 "Financial Statements and Supplementary Data."

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations should be read together with the consolidated financial statements and the notes to those statements included in Item 8 “Financial Statements and Supplementary Data." This discussion contains forward-looking statements that involve risks and uncertainties. For a description of these forward-looking statements, refer to Part I “Cautionary Note Regarding Forward-Looking Statements.” A description of factors that could cause actual results to differ materially from the results we anticipate include, but are not limited to, those discussed in Item 1A “Risk Factors,” as well as those discussed elsewhere in this Annual Report.

Overview

We provide mission-focused technology solutions and services for U.S. defense, intelligence community and federal civilian agencies. Now in our 50th year, we excel in full-spectrum cyber, data collection & analytics, enterprise IT, systems engineering and software application development solutions that support national and homeland security.

With substantially all of our revenues being derived from contacts with the U.S. Government, or through prime contractors supporting the U.S. government, our results and outlook are significantly impacted by U.S. Government policy and spending. Federal spending, particularly the DoD, has experienced five years of consecutive growth. The DoD appropriations for U.S. GFY 2018 and U.S. GFY 2019 grew 8% and 3% year-over-year, respectively. Additionally, spending for IT and cyber contracts increased across the federal government at rates faster than top-line budget growth.

For U.S. GFY 2019, the President signed into law appropriations on September 28, 2018 funding approximately 75% of the U.S. government, including the Department of Defense, the Intelligence Community, Department of Veterans Affairs and Department of Health and Human Services among other select agencies. However, a number of federal civilian agencies, including the Departments of Homeland Security, Justice and State, remained funded under a Continuing Resolution (CR) through early December 2018. In December 2018, Congress and the President failed to reach an agreement to fund those departments that were operating under the CR, which forced a shutdown of all activities deemed nonessential. A majority of our contract work for these agencies had been deemed essential. Exiting 2018, and through the shutdown ended January 25, 2019, approximately 2% of our workforce was impacted.

The 2018 mid-term election established a divided Congress. The composition of Congress may limit major shifts in policy and could increase the likelihood that we will enter U.S. GFY 2020 under CR. We expect future appropriations to be debated with the consideration of policy priorities, national budget deficits, debt ceilings, the Budget Control Act and an increasing global threat environment.

Our industry remains competitive on price. We will continually evaluate and adjust our levels of indirect spending to stay in line with the expected business opportunities to ensure our cost structure remains competitive. Our industry also remains competitive in attracting and retaining employees with the necessary skills and security clearances to perform the services we have promised in our contracts. We will continue to pursue acquisitions that broaden our domain expertise and service offerings and/or establish relationships with new customers. Since going public in 2002, we have acquired and integrated 28 businesses into our operations.

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

	Year Ended December 31,
	2018	2017	2016
DoD and intelligence agencies	74%	79%	83%
Federal civilian agencies	24%	18%	14%
State agencies, international agencies and commercial entities	2%	3%	3%
Total	100%	100%	100%

Our prime contractor revenues as a percentage of our total revenues were 89%, 88% and 88%, respectively, for the three years ended December 31, 2018, 2017 and 2016.

We provide our services and solutions under three types of contracts: cost-reimbursable; time-and-materials; and fixed-price.

Cost-reimbursable contracts - We are reimbursed for costs that are determined to be reasonable, allowable and allocable to the contract and paid a fee representing the profit margin negotiated between us and the contracting agency, which may be fixed or performance based. Under cost-reimbursable contracts we recognize revenues and an estimate of applicable fees earned as costs are incurred. We consider fixed fees under cost-reimbursable contracts to be earned in proportion to the allowable costs incurred in performance of the contract. For performance based fees under cost-reimbursable contracts, we recognize the relevant portion of the expected fee to be awarded by the customer based on factors such as our prior award experience and communications with the customer regarding performance.

Fixed-price contracts - We perform specific tasks for a fixed price. Fixed-price contracts may include either a product delivery or specific service performance over a defined period. Revenues on fixed-price contracts that provide for us to render services throughout a period are recognized under a time based model or as earned based on a measure of progress using cost incurred, direct labor or direct labor hours. For fixed-price contracts that provide for the delivery of a specific product, revenues are recognized either over time as costs are incurred or at a point in time based on delivery.

Time-and-materials contracts - We are reimbursed for labor at fixed hourly rates and generally reimbursed separately for allowable materials, costs and expenses at cost. We recognize revenues under time-and-materials contracts by multiplying the number of direct labor hours expended by the contract billing rates and adding the effect of other billable direct costs under a right to invoice model.

For additional information on revenue recognition methods, including methods used prior to the adoption of ASC 606 on January 1, 2018, see Note 2 "Summary of Significant Accounting Policies" to our consolidated financial statements in Item 8.

Our contract mix varies from year-to-year due to numerous factors, including our business strategies and U.S. government procurement objectives. The following table shows revenues from each of these types of contracts as a percentage of total revenues for the periods presented.

	Year Ended December 31,
	2018	2017	2016
Cost-reimbursable	68%	66%	68%
Fixed-price	22%	21%	19%
Time-and-materials	10%	13%	13%
Total	100%	100%	100%

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

Results of Operations

Year Ended December 31, 2018 Compared to Year Ended December 31, 2017

Consolidated Statements of Income

The following table sets forth certain items from our consolidated statements of income and the relative percentages that certain items of expense and earnings bear to revenues as well as the year-over-year change from December 31, 2017 to December 31, 2018.

	Year Ended December 31,				Year-to-Year Change
	2018	2017	2018	2017	2017 to 2018
	Dollars		Percentages		Dollars	Percent
	(dollars in thousands)
REVENUES	$1,958,557	$1,717,018	100.0%	100.0%	$241,539	14.1%
Cost of services	1,678,100	1,463,599	85.7%	85.3%	214,501	14.7%
General and administrative expenses	167,715	155,225	8.5%	9.0%	12,490	8.0%
OPERATING INCOME	112,742	98,194	5.8%	5.7%	14,548	14.8%
Interest expense	(2,378)	(1,375)	0.1%	—%	1,003	72.9%
Interest income	161	104	—%	—%	57	54.8%
Other income, net	80	319	—%	—%	(239)	(74.9)%
INCOME FROM OPERATIONS BEFORE INCOME TAXES AND EQUITY METHOD INVESTMENTS	110,605	97,242	5.7%	5.7%	13,363	13.7%
(Provision) benefit for income taxes	(28,530)	16,859	1.5%	1.0%	(45,389)	(269.2)%
Equity in earnings of unconsolidated subsidiaries	22	40	—%	—%	(18)	(45.0)%
NET INCOME	$82,097	$114,141	4.2%	6.7%	$(32,044)	(28.1)%

Revenues

The primary driver of our increase in revenues relates to revenues from new contract awards, growth on existing contracts and our acquisition, which were offset by contracts and tasks that ended and reduced scope of work on some contracts. We expect revenues to increase in 2019 due to new contract awards and growth on existing programs.

Cost of services

The increase in cost of services was primarily due to increases in revenues. As a percentage of revenues, direct labor costs decreased to 47% compared to 48% for the years ended December 31, 2018 and 2017, respectively. As a percentage of revenues, other direct costs, which include subcontractors and third party equipment and materials used in the performance of our contracts, increased to 39% for the year ended December 31, 2018, compared to 37% for the same period in 2017. In 2019, we expect cost of services as a percentage of revenues to remain relatively stable as compared to 2018.

General and administrative expenses

The increase in general and administrative expenses was primarily due to staffing increases to support the growth of our business, infrastructure improvements and amortization of acquisition intangibles. As a percentage of revenues, general and administrative expenses decreased for the year ended December 31, 2018 as compared to the same period in 2017. In 2019, we expect general and administrative expenses as a percentage of revenues to decrease slightly as compared to 2018.

(Provision) benefit for income taxes

Our effective tax rate is affected by recurring items, such as the relative amount of income we earn in various taxing jurisdictions and their tax rates. It is also affected by discrete items that may occur in any given year, but are not consistent from year-to-year. Our effective income tax rate was 26% and (17)% for the years ended December 31, 2018 and 2017, respectively. The Tax Cuts and Jobs Act, enacted on December 22, 2017, reduced the U.S. corporate tax rate from 35% to 21% beginning in 2018. Due to the enactment of the Tax Cuts and Jobs Act, our income tax expense was reduced by $50.6 million for the year ended December 31, 2017 from a re-measurement of our existing deferred tax assets and liabilities. For additional information concerning the re-measurement adjustment see Note 12 "Income Taxes" to our consolidated financial statements in Item 8. In 2017, our effective tax rate was also favorably impacted by tax benefits from the exercise and vesting stock based awards and the performance of our deferred compensation plan. In 2018, our effective tax rate was adversely impacted by the non-deductibility of excess executive compensation and by the performance of our deferred compensation plan.

Year Ended December 31, 2017 Compared to Year Ended December 31, 2016

Consolidated Statements of Income

The following table sets forth certain items from our consolidated statements of income and the relative percentages that certain items of expense and earnings bear to revenues as well as the year-over-year change from December 31, 2016 to December 31, 2017.

	Year Ended December 31,				Year-to-Year Change
	2017	2016	2017	2016	2016 to 2017
	Dollars		Percentages		Dollars	Percent
	(dollars in thousands)
REVENUES	$1,717,018	$1,601,596	100.0%	100.0%	$115,422	7.2%
Cost of services	1,463,599	1,369,775	85.3%	85.5%	93,824	6.8%
General and administrative expenses	155,225	140,858	9.0%	8.8%	14,367	10.2%
OPERATING INCOME	98,194	90,963	5.7%	5.7%	7,231	7.9%
Interest expense	(1,375)	(1,097)	—%	0.1%	278	25.3%
Interest income	104	121	—%	—%	(17)	(14.0)%
Other income, net	319	83	—%	—%	236	284.3%
INCOME FROM OPERATIONS BEFORE INCOME TAXES AND EQUITY METHOD INVESTMENTS	97,242	90,070	5.7%	5.6%	7,172	8.0%
Benefit (provision) for income taxes	16,859	(33,786)	1.0%	2.1%	50,645	149.9%
Equity in earnings of unconsolidated subsidiaries	40	107	—%	—%	(67)	(62.6)%
NET INCOME	$114,141	$56,391	6.7%	3.5%	$57,750	102.4%

Revenues

The primary driver of our increase in revenues relates to revenues from new contract awards, growth on existing contracts and our acquisitions, which were offset by contracts and tasks that ended and reduced scope of work on some contracts.

Cost of services

The increase in cost of services was primarily due to increases in revenues. As a percentage of revenues, direct labor costs remained stable at 48% for both years ended December 31, 2017 and 2016. As a percentage of revenues, other direct costs, which include subcontractors and third party equipment and materials used in the performance of our contracts, decreased to 37% for the year ended December 31, 2017, compared to 38% for the same period in 2016.

General and administrative expenses

The increase in general and administrative expenses was primarily due to an increase in incentive compensation from performance based plans, staffing increases to support the growth of our business, amortization of acquisition intangibles and bid and proposal spending. As a percentage of revenues, general and administrative expenses increased for the year ended December 31, 2017 as compared to the same period in 2016, due to the mentioned above spending increases.

Interest expense

The increase in interest expense was primarily due to increased borrowings on our revolving credit facility to fund the acquisition of InfoZen LLC (InfoZen). For additional information on the acquisition of InfoZen see Note 4 "Acquisitions" to our consolidated financial statements in Item 8.

Benefit (provision) for income taxes

Our effective tax rate is affected by recurring items, such as the relative amount of income we earn in various taxing jurisdictions and their tax rates. It is also affected by discrete items that may occur in any given year, but are not consistent from year-to-year. Our effective income tax rate was (17)% and 37% for the years ended December 31, 2017 and 2016, respectively. The Tax Cuts and Jobs Act, enacted on December 22, 2017, reduced the U.S. corporate tax rate from 35% to 21% beginning in 2018. Due to the enactment of the Tax Cuts and Jobs Act, our income tax expense was reduced by $50.6 million for the year ended December 31, 2017 from a re-measurement of our existing deferred tax assets and liabilities. For additional information concerning the re-measurement adjustment see Note 12 "Income Taxes" to our consolidated financial statements in Item 8. Our effective tax rate was also favorably impacted by tax benefits from the stock based compensation and deferred compensation plans.

Backlog

For the years ended December 31, 2018, 2017 and 2016 our backlog was $8.4 billion, $7.1 billion and $4.9 billion, respectively, of which $1.3 billion, $1.4 billion and $1.0 billion, respectively, was funded backlog. The increase in our backlog is due to our receipt of new contract awards. The current trend is that contracts are awarded for a longer term, which increases the time over which backlog will be recognized as revenue. Backlog represents estimates that we calculate on a consistent basis. For additional information on how we compute backlog, see “Backlog” in Item 1 “Business.”

Liquidity and Capital Resources

Historically, our primary liquidity needs have been the financing of acquisitions, working capital, payment under our cash dividend program and capital expenditures. Our primary sources of liquidity are cash provided by operations and our revolving credit facility.

On December 31, 2018, our cash and cash equivalents balance was $5.3 million. There were $7.5 million in outstanding borrowings under our revolving credit facility at December 31, 2018. At December 31, 2018, we were contingently liable under letters of credit totaling $9.6 million, which reduced our ability to borrow under our revolving credit facility by that amount. The maximum available borrowings under our revolving credit facility at December 31, 2018 were $482.9 million.

Generally, cash provided by operating activities is adequate to fund our operations, including payments under our regular cash dividend program. Due to short-term fluctuations in our cash flows and level of operations, it may become necessary from time-to-time to increase borrowings under our revolving credit facility to meet cash demands.

Cash Flows from Operating Activities

Our operating cash flow is primarily affected by our ability to invoice and collect from our clients in a timely manner, our ability to manage our vendor payments and the overall profitability of our contracts. We bill most of our customers monthly after services are rendered. Our accounts receivable days sales outstanding (DSO) were 73 and 61 for the quarters ended December 31, 2018 and 2017, respectively. For the years ended December 31, 2018, 2017 and 2016, our net cash flows from operating activities were $93.4 million, $153.0 million and $95.8 million, respectively. The decrease in net cash flows from operating activities during the year ended December 31, 2018 when compared to the same period in 2017 was primarily due to an increase in accounts receivable related to the timing of collections, with some delays in payments due to the government shutdown. The increase in net cash flows from operating activities during the year ended December 31, 2017 compared to the same period in 2016 was primarily due to an increase in net income, timing of receivables, accounts payable and accrued salaries and other related expenses, offset by an increase in income tax payments.

Cash Used in Investing Activities

Our cash used in investing activities consists primarily of business combinations, purchases of property and equipment and investments in capitalized software for internal use. For the years ended December 31, 2018, 2017 and 2016, our net cash used in investing activities were $44.3 million, $219.0 million and $72.1 million, respectively. For the year ended December 31, 2018, our net cash used in investing activities were primarily due to capitalized expenditures. For the year ended December 31, 2017, our net cash used in investing activities were primarily due to the acquisition of InfoZen and capital expenditures. The increase in capital expenditures was primarily due to the upfront purchases of equipment and infrastructure in support of a managed IT services contract. For the year ended December 31, 2016, our net cash used in investing activities were primarily due to the acquisition of Oceans Edge, Inc., Cyber Division and Edaptive Systems LLC as well as capital expenditures.

Cash Flows from (Used in) Financing Activities

For the years ended December 31, 2018, 2017 and 2016, our net cash flows from (used in) financing activities were $(53.3) million, $10.6 million and $(10) thousand, respectively. For the year ended December 31, 2018, our net cash used in financing activities were primarily due to repayment of borrowings and payments of dividends which were partially offset by proceeds from the exercise of stock options. For the year ended December 31, 2017, our net cash flows from financing activities were primarily due to net borrowings under our revolving credit facility to fund the acquisition of InfoZen and proceeds from the exercise of stock options, which were partially offset by dividend payments and debt issuance costs related the amendment of our credit facility. For the year ended December 31, 2016, our net cash used in financing activities were primarily due to dividends paid offset by the proceeds from the exercise of stock options and the excess tax benefits from the exercise of stock options.

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

The terms of the credit agreement permit prepayment and termination of the loan commitments at any time, subject to certain conditions. The credit agreement requires us to comply with specified financial covenants, including the maintenance of certain consolidated leverage ratios and a certain consolidated coverage ratio. The credit agreement also contains various covenants, including affirmative covenants with respect to certain reporting requirements and maintaining certain business activities, and negative covenants that, among other things, may limit or impose restrictions on our ability to incur liens, incur additional indebtedness, make investments, make acquisitions and undertake certain other actions. As of, and during the fiscal years ending December 31, 2018 and 2017, we were in compliance with our financial covenants under the credit agreement.

There was $7.5 million and $31.0 million outstanding on our revolving credit facility at December 31, 2018 and 2017, respectively.

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

Dividend

During the years ended December 31, 2018 and 2017, we declared and paid quarterly dividends in the amount of $0.25 and $0.21 per share on both classes of common stock. On February 19, 2019, we declared a quarterly cash dividend in the amount of $0.27 per share, to be paid in March 2019. While we expect to continue the regular cash dividend program, any future dividends declared will be at the discretion of our Board of Directors and will depend, among other factors, upon our results of operations, financial condition and cash requirements, as well as such other factors our Board of Directors deems relevant.

Off-Balance Sheet Arrangements

In the ordinary course of business, we use letters of credit to satisfy certain contractual terms with our customers.  As of December 31, 2018, $9.6 million in letters of credit were issued but undrawn.  We have an outstanding performance bond in connection with a contract between ManTech MENA, LLC and Jadwalean International Operations and Management Company to fulfill technical support requirements for the Royal Saudi Air Force. This performance bond is guaranteed by a letter of credit in the amount of $9.5 million. We have off-balance sheet arrangements related to operating leases.  For a description of our operating leases, see Note 9 "Commitments and Contingencies" to our consolidated financial statements in Item 8 "Financial Statement and Supplementary Data."

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

The effect of a contract modification on the transaction price and our measure of progress for the performance obligation to which it relates is recognized as an adjustment to revenue and profit cumulatively. Furthermore, a significant change in one or more estimates could affect the profitability of our contracts. We recognize adjustments in estimated profit on contracts in the period identified. The impact of adjustments in contract estimates can be reflected in either revenue or operating expenses on our consolidated statement of income.

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

Results for periods prior to January 1, 2018 were reported in accordance with ASC 605. Revenue for cost-reimbursable contracts were recorded as reimbursable costs were incurred, including an estimated share of the applicable contractual fees earned. For performance-based fees under cost-reimbursable contracts, we recognized the relevant portion of the expected fee to be awarded by the customer at the time such fee can be reasonably estimated, based on factors such as our prior award experience and communications with the customer regarding performance, or upon approval by the customer. For time-and-materials contracts, revenue was recognized to the extent of billable rates times hours delivered plus materials and other reimbursable costs incurred. For long-term fixed-price contracts, revenue was recognized at a rate per unit as the units were delivered or by other methods to measure services provided. Revenue from other long-term fixed-price contracts were recognized ratably over the contract period or by other appropriate methods to measure services provided. Contract costs were expensed as incurred except for certain limited long-term contracts noted below. For long-term contracts, specifically described in the scope section of ASC 605-35, Revenue Recognition - Construction-Type and Production-Type Contracts, we applied the percentage of completion method. Under the percentage of completion method, income was recognized at a consistent profit margin over the period of performance based on estimated profit margins at completion of the contract. This method of accounting required estimating the total revenue and total contract cost at completion of the contract. These estimates were periodically reviewed and revisions were made as required using the cumulative catch-up method. The impact on revenue and contract profit as a result of these revisions was included in the periods in which the revisions were made. Estimated losses on contracts at completion were recognized when identified. In certain circumstances, revenue was recognized when contract amendments were not finalized.

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

We have elected to perform our annual review as of October 31st of each calendar year. The results of our annual goodwill impairment test as of October 31, 2018 indicated that the estimated fair value of each reporting unit substantially exceeded its respective carrying value. In addition, management monitors events and circumstances that could result in an impairment. A significant amount of judgment is involved in determining if an indicator of impairment has occurred between annual testing dates. Events that could cause the fair value of our long-lived assets to decrease include: changes in our business environment or market conditions; a material change in our financial outlook, including declines in expected revenue growth rates and operating margins; or a material decline in the market price for our stock. If any impairment were indicated as a result of a review, we would recognize a loss based on the amount by which the carrying amount exceeds the estimated fair value.

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

Contractual Obligations

Our contractual obligations as of December 31, 2018 are as follows (in thousands):

	Payments Due By Period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Debt obligations (1)	$7,500	$—	$7,500	$—	$—
Operating lease obligations (2)	125,025	31,789	52,702	35,069	5,465
Other long-term liabilities (3)	14,617	3,095	2,452	5,236	3,834
Accrued defined benefit obligations (4)	774	89	169	156	360
Total	$147,916	$34,973	$62,823	$40,461	$9,659

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
(3) Includes approximately $13.2 million of deferred rent liabilities and $0.2 million of gross unrecognized tax benefits. See Note 9 "Commitments and Contingencies" to our consolidated financial statements in Item 8 "Financial Statements and Supplementary Data" for additional information regarding deferred rent liabilities. See Note 12 "Income Taxes" to our consolidated financial statements in Item 8 "Financial Statements and Supplementary Data" for additional information regarding gross unrecognized tax benefits.

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

Our exposure to market risk relates to changes in interest rates for borrowings under our revolving credit facility. At December 31, 2018, we had $7.5 million outstanding on our revolving credit facility. Borrowings under our revolving credit facility bear interest at variable rates. A hypothetical 10% increase in interest rates would have a $134 thousand dollar effect on our interest expense for the year ended December 31, 2018.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and the Board of Directors of ManTech International Corporation
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of ManTech International Corporation and subsidiaries (the "Company") as of December 31, 2018 and 2017, the related consolidated statements of income, comprehensive income, changes in stockholders' equity, and cash flows, for each of the three years in the period ended December 31, 2018, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 22, 2019, expressed an unqualified opinion on the Company's internal control over financial reporting.
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
February 22, 2019
We have served as the Company's auditor since 1999.

MANTECH INTERNATIONAL CORPORATION
CONSOLIDATED BALANCE SHEETS
(In Thousands Except Share and Per Share Amounts)

	December 31,
	2018	2017
ASSETS
Cash and cash equivalents	$5,294	$9,451
Receivables—net	405,378	311,410
Prepaid expenses	23,398	22,933
Other current assets	5,915	23,370
Total Current Assets	439,985	367,164
Goodwill	1,085,806	1,084,560
Other intangible assets—net	171,962	194,348
Property and equipment—net	51,427	46,082
Employee supplemental savings plan assets	30,501	33,555
Investments	11,830	11,843
Other assets	12,360	6,923
TOTAL ASSETS	$1,803,871	$1,744,475
LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Accounts payable and accrued expenses	$126,066	$122,405
Accrued salaries and related expenses	89,058	87,064
Contract liabilities	28,209	18,816
Total Current Liabilities	243,333	228,285
Long term debt	7,500	31,000
Deferred income taxes	108,956	97,194
Accrued retirement	30,999	34,517
Other long-term liabilities	11,889	10,505
TOTAL LIABILITIES	402,677	401,501
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY
Common stock, Class A—$0.01 par value; 150,000,000 shares authorized; 26,817,513 and 26,285,773 shares issued at December 31, 2018 and 2017; 26,573,400 and 26,041,660 shares outstanding at December 31, 2018 and 2017	268	263
Common stock, Class B—$0.01 par value; 50,000,000 shares authorized; 13,188,045 and 13,189,245 shares issued and outstanding at December 31, 2018 and 2017	132	132
Additional paid-in capital	506,970	492,030
Treasury stock, 244,113 and 244,113 shares at cost at December 31, 2018 and 2017	(9,158)	(9,158)
Retained earnings	903,084	860,027
Accumulated other comprehensive loss	(102)	(320)
TOTAL STOCKHOLDERS' EQUITY	1,401,194	1,342,974
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,803,871	$1,744,475
See notes to consolidated financial statements.

MANTECH INTERNATIONAL CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(In Thousands Except Per Share Amounts)

	Year Ended December 31,
	2018	2017	2016
REVENUES	$1,958,557	$1,717,018	$1,601,596
Cost of services	1,678,100	1,463,599	1,369,775
General and administrative expenses	167,715	155,225	140,858
OPERATING INCOME	112,742	98,194	90,963
Interest expense	(2,378)	(1,375)	(1,097)
Interest income	161	104	121
Other income, net	80	319	83
INCOME FROM OPERATIONS BEFORE INCOME TAXES AND EQUITY METHOD INVESTMENTS	110,605	97,242	90,070
(Provision) benefit for income taxes	(28,530)	16,859	(33,786)
Equity in earnings of unconsolidated subsidiaries	22	40	107
NET INCOME	$82,097	$114,141	$56,391
BASIC EARNINGS PER SHARE:
Class A common stock	$2.08	$2.94	$1.48
Class B common stock	$2.08	$2.94	$1.48
DILUTED EARNINGS PER SHARE:
Class A common stock	$2.06	$2.91	$1.47
Class B common stock	$2.06	$2.91	$1.47

See notes to consolidated financial statements.

MANTECH INTERNATIONAL CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In Thousands)

	Year Ended December 31,
	2018	2017	2016
NET INCOME	$82,097	$114,141	$56,391
OTHER COMPREHENSIVE INCOME (LOSS):
Actuarial gain (loss) on defined benefit pension plans, net of tax	245	(84)	(29)
Translation adjustments, net of tax	(27)	(55)	(43)
Total other comprehensive income (loss)	218	(139)	(72)
COMPREHENSIVE INCOME	$82,315	$114,002	$56,319

See notes to consolidated financial statements.

MANTECH INTERNATIONAL CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(In Thousands)

	December 31,
	2018	2017	2016
Common Stock, Class A
At beginning of year	$263	$258	$247
Stock option exercises	4	5	11
Stock-based compensation expense	1	—	—
At end of year	268	263	258
Common Stock, Class B
At beginning of year	132	132	132
At end of year	132	132	132
Additional Paid-In Capital
At beginning of year	492,030	471,906	438,168
Stock option exercises	12,591	13,619	30,551
Stock-based compensation expense	5,072	6,319	3,323
Payment consideration to tax authority on employees' behalf	(2,723)	—	—
Cumulative-effect adjustment for adoption of Accounting Standards Update 2016-09	—	186	—
Tax deficiency from the exercise of stock options	—	—	(136)
At end of year	506,970	492,030	471,906
Treasury Stock, at cost
At beginning of year	(9,158)	(9,158)	(9,158)
At end of year	(9,158)	(9,158)	(9,158)
Retained Earnings
At beginning of year	860,027	778,710	754,457
Net income	82,097	114,141	56,391
Dividends	(39,627)	(32,709)	(32,138)
Cumulative-effect adjustment for adoption of Accounting Standards Update 2014-09	587	—	—
Cumulative-effect adjustment for adoption of Accounting Standards Update 2016-09	—	(115)	—
At end of year	903,084	860,027	778,710
Accumulated Other Comprehensive Loss
At beginning of year	(320)	(181)	(109)
Actuarial gain (loss) on defined benefit pension plans, net of tax	245	(84)	(29)
Translation adjustments, net of tax	(27)	(55)	(43)
At end of year	(102)	(320)	(181)
Total Stockholders' Equity	$1,401,194	$1,342,974	$1,241,667

See notes to consolidated financial statements

MANTECH INTERNATIONAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)

	Year Ended December 31,
	2018	2017	2016
CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES:
Net income	$82,097	$114,141	$56,391
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	52,569	33,792	30,191
Deferred income taxes	11,762	(24,815)	18,254
Stock-based compensation expense	5,073	6,319	3,323
(Gain) loss on sale and retirement of property and equipment	75	76	(12)
Equity in earnings of unconsolidated subsidiaries	(22)	(40)	(107)
Excess tax benefits from the exercise of stock options	—	—	(1,656)
Change in assets and liabilities—net of effects from acquired businesses:
Receivables-net	(87,098)	18,643	(5,611)
Prepaid expenses	(613)	(3,619)	(1,054)
Other current assets	17,411	(2,622)	(10,864)
Employee supplemental savings plan asset	1,754	(4,172)	(1,826)
Accounts payable and accrued expenses	5,327	(541)	(162)
Accrued salaries and related expenses	2,095	13,095	6,926
Contract liabilities	6,110	1,177	(687)
Accrued retirement	(3,518)	3,936	704
Other	417	(2,412)	1,954
Net cash flow from operating activities	93,439	152,958	95,764

CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES:
Purchases of property and equipment	(30,114)	(31,118)	(7,662)
Acquisition of businesses-net of cash acquired	(5,279)	(177,193)	(60,556)
Deferred contract costs	(5,233)	(2,877)	—
Investment in capitalized software for internal use	(5,018)	(7,744)	(2,748)
Proceeds from corporate owned life insurance	1,300	—	—
Payments to acquire investments	—	(110)	(1,183)
Proceeds from sale of property and equipment	—	3	17
Net cash used in investing activities	(44,344)	(219,039)	(72,132)

CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES:
Borrowings under revolving credit facility	575,500	136,500	—
Repayments under revolving credit facility	(599,000)	(105,500)	—
Dividends paid	(39,624)	(32,705)	(32,139)
Proceeds from exercise of stock options	12,595	13,624	30,562
Payment consideration to tax authority on employee's behalf	(2,723)	—	—
Debt issuance costs	—	(1,323)	(89)
Excess tax benefits from the exercise of stock options	—	—	1,656
Net cash flow from (used in) financing activities	(53,252)	10,596	(10)
NET CHANGE IN CASH AND CASH EQUIVALENTS	(4,157)	(55,485)	23,622
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	9,451	64,936	41,314
CASH AND CASH EQUIVALENTS, END OF PERIOD	$5,294	$9,451	$64,936

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest	$2,315	$1,166	$983
Noncash investing and financing activities:
Capital expenditures incurred but not yet paid	$340	$1,345	$325
Deferred contract costs incurred but not yet paid	$—	$872	$—

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2018, 2017 and 2016

1.	Description of the Business

ManTech International Corporation (depending on the circumstances, “ManTech” “Company” “we” “our” “ours” or “us”) provides mission-focused technology solutions and services for U.S. defense, intelligence community and federal civilian agencies. We excel in full-spectrum cyber, data collection & analytics, enterprise IT, systems engineering and software application development solutions that support national and homeland security.

2.	Summary of Significant Accounting Policies

Principles of Consolidation - Our consolidated financial statements include the accounts of ManTech International Corporation, subsidiaries we control and variable interest entities that are required to be consolidated. All intercompany accounts and transactions have been eliminated.

Use of Accounting Estimates - We prepare our consolidated financial statements in conformity with U.S. GAAP, which requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. These estimates involve judgments with respect to, among other things, various future economic factors that are difficult to predict and are beyond the control of us. Therefore, actual amounts could differ from these estimates.

Revenue Recognition - On January 1, 2018, we adopted Accounting Standards Codification (ASC) 606, Revenue from Contracts with Customers using the modified retrospective method applied to those contracts that were not substantially complete as of January 1, 2018. ASC 606 outlines a five-step model whereby revenue is recognized as performance obligations within the contract are satisfied. ASC 606 also requires new, expanded disclosures regarding revenue recognition. We recognized the cumulative effect of adopting ASC 606 as an increase to the 2018 opening balance of retained earnings in the pretax amount of $0.8 million, with the impact primarily related to fixed-price contracts. Results for reporting periods beginning after January 1, 2018 are presented under ASC 606, while prior period amounts were not adjusted and continue to be reported in accordance with ASC 605, Revenue Recognition. Revenue for the year ended December 31, 2018 increased $2.4 million as a result of applying ASC 606.

We account for a contract when: both we and the customer approve and commit; our rights and those of the customer are identified, payment terms are identified; the contract has commercial substance; and collectability of consideration is probable. At contract inception, we identify the distinct goods or services promised in the contract, referred to as performance obligations. Then we determine the transaction price for the contract; the consideration to which we can expect in exchange for the promised goods or services in the contract. The transaction price can be a fixed or variable amount. It is common for our contracts to contain award fees, incentive fees or other provisions that can either increase or decrease the transaction price. These variable amounts generally are awarded upon achievement of certain performance metrics, program milestones or cost targets and can be based upon customer discretion. We estimate variable consideration at the most likely amount to which we expect to be entitled. We include estimated amounts in the transaction price to the extent it is probable that a significant reversal of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is resolved. Our estimates of variable consideration and determination of whether to include estimated amounts in the transaction price are based largely on an assessment of our anticipated performance and historical, current and forecasted information that is reasonably available to us. The transaction price is allocated to each distinct performance obligation using our best estimate of the standalone selling price for each distinct good or service promised in the contract. The primary method used to estimate standalone selling price is the expected cost plus a margin approach, under which we forecast our expected costs of satisfying a performance obligation and then add an appropriate margin for that distinct good or service promised. Revenue is recognized when, or as, the performance obligation is satisfied.

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

Contracts are often modified to account for changes in contract specifications and requirements. Contract modifications impact performance obligations when the modification either creates new or changes the existing enforceable rights and obligations. The effect of a contract modification on the transaction price and our measure of progress for the performance obligation to which it relates is recognized as an adjustment to revenue and profit cumulatively. Furthermore, a significant change in one or more estimates could affect the profitability of our contracts. We recognize adjustments in estimated profit on contracts in the period identified. The impact of adjustments in contract estimates can be reflected in either revenue or operating expenses on our consolidated statement of income.

We have an Estimate at Completion process in which management reviews the progress and execution of our performance obligations. As part of this process, management reviews information including, but not limited to, any outstanding key contract matters, progress towards completion and the related program schedule, identified risks and opportunities and the related changes in estimates of revenue and costs. The risks and opportunities include management’s judgment about the ability and cost to achieve the contract milestones and other technical contract requirements. Management must make assumptions and estimates regarding labor productivity and availability, the complexity of the work to be performed, the availability of materials, the length of time to complete the performance obligation, execution by our subcontractors, the availability and timing of funding from our customer and overhead cost rates, among other variables. A significant change in one or more of these estimates could affect the profitability of our contracts. For the year ended December 31, 2018, the aggregate impact of adjustments in contract estimates increased our revenue by $9.8 million. No adjustment on any one contract was material to our consolidated financial statements for the year ended December 31, 2018.

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

Contract Assets - Amounts are invoiced as work progresses in accordance with agreed-upon contractual terms, either at periodic intervals or upon achievement of contractual milestones. Generally, revenue recognition occurs before billing, resulting in contract assets. These contract assets are referred to as unbilled receivables and are reported within receivables, net on our consolidated balance sheet.

Billed Receivables - Amounts billed and due from our customers are classified as billed receivables and are reported within receivables, net on the consolidated balance sheet. The portion of the payments retained by the customer until final contract settlement is not considered a significant financing component because the intent is to protect the customer.

Contract Liabilities - We receive advances and milestone payments from our customers on selected contracts that exceed revenue earned to date, resulting in contract liabilities. Contract liabilities typically are not considered a significant financing component because it is used to meet working capital demands that can be higher in the early stages of a contract and to protect us from the customer failing to adequately complete some or all of its obligations under the contract. Contract liabilities are reported on our consolidated balance sheet on a net contract basis at the end of each reporting period.

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

Deferred Contract Costs - Costs of obtaining or fulfilling a contract that meet the criteria in ASC 340, Other Assets and Deferred Costs, are capitalized and amortized on a systematic basis that is consistent with the transfer of goods or services to the customer. Deferred contracts costs are reported on our consolidated balance sheet within current or non-current other assets based on the expected life of the related contract. At December 31, 2018, we had $7.8 million of deferred contract costs related to the fulfillment of future contract obligations. For the year ended December 31, 2018 we recorded amortization expense of $0.5 million.

General and Administrative Expenses - General and administrative expenses include the salaries and wages, plus associated fringe benefits of our employees not performing work directly for customers, and associated facilities costs. Among the functions covered by these costs are corporate business development, bid and proposal, contracts administration, finance and accounting, legal, corporate governance and executive and senior management. In addition, we include stock-based compensation, as well as depreciation and amortization expenses related to the general and administrative function. We recognize interest related to unrecognized tax benefits within interest expense and penalties related to unrecognized tax benefits in general and administrative expenses.

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

Property and Equipment - Property and equipment are recorded at original cost to us. Upon sale or retirement, the costs and related accumulated depreciation or amortization are eliminated from the respective accounts and any resulting gain or loss is included in income. Maintenance and repairs are charged to expense as incurred.

Depreciation and Amortization Method - Furniture and office equipment are depreciated using the straight-line method with estimated useful lives ranging from one to seven years. Leasehold improvements are amortized using the straight-line method over the shorter of the asset's useful life or the term of the lease.

Goodwill - The purchase price of an acquired business is allocated to the tangible assets, financial assets and separately recognized intangible assets acquired less liabilities assumed based upon their respective fair values, with the excess recorded as goodwill. We review goodwill at least annually for impairment, or whenever events or circumstances indicate that the carrying value of long-lived assets may not be fully recoverable.

Other Intangible Assets - Contract rights and other intangible assets are amortized primarily using the pattern of benefits method over periods ranging from one to twenty-five years.

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

Impairment of Long-Lived Assets - Whenever events or changes in circumstances indicate that the carrying amount of long-

lived assets may not be fully recoverable, we evaluate the probability that future undiscounted net cash flows will be less than the carrying amount of the assets. If any impairment were indicated as a result of this review, we would recognize a loss based on the amount by which the carrying amount exceeds the estimated fair value.

Employee Supplemental Savings Plan (ESSP) Assets - We maintain several non-qualified defined contribution supplemental retirement plans for certain key employees that are accounted for in accordance with ASC 710-10-05, Compensation - General - Deferred Compensation - Rabbi Trust, as the underlying assets are held in rabbi trusts with investments directed by the respective employee. A rabbi trust is a grantor trust generally set up to fund compensation for a select group of management and the assets of this trust are available to satisfy the claims of general creditors in the event of bankruptcy of us. The assets held by the rabbi trusts are recorded at cash surrender value in our consolidated financial statements as ESSP assets with a related liability to employees recorded as a deferred compensation liability in accrued retirement.

Stock-based Compensation - We account for stock-based compensation in accordance with ASC 718, Compensation - Stock Compensation, which requires the use of a valuation model to calculate the fair value of stock-based awards. We have elected to use the Black-Scholes-Merton pricing model to determine fair value of stock options on the dates of grant for our stock options. The fair value is included in operating expenses or capitalized, as appropriate, straight-line over the period in which service is provided in exchange for the award. The grant date fair value of the restricted stock is equal to the closing market price of our common stock on the date of grant. The compensation expense for restricted stock is recognized over the service period and is based on the grant date fair value of the shares. The grant date fair value of the restricted stock unit (RSU) is equal to the closing market price of our common stock on the grant date less the present value of dividends expected to be awarded during the service period. We recognize the grant date fair value of RSUs of shares we expect to issue as compensation expense ratably over the requisite service period. We account for forfeitures as they occur.

Income Taxes - We account for income taxes in accordance with ASC 740, Income Taxes. Under this method, deferred income taxes are determined based on the estimated future tax effects of differences between the financial statement and tax bases of assets and liabilities given the provisions of enacted tax laws. Deferred income tax provisions and benefits are based on changes to the assets or liabilities from year-to-year. In providing for deferred taxes, we consider tax regulations of the jurisdictions in which we operate, estimates of future taxable income and available tax planning strategies. If tax regulations, operating results or the ability to implement tax-planning strategies vary, adjustments to the carrying value of deferred tax assets and liabilities may be required. Valuation allowances are recorded related to deferred tax assets based on the “more likely than not” criteria. We recognize the financial statement benefit of a tax position only after determining that the relevant tax authority would “more likely than not” sustain the position following an audit. For tax positions meeting the “more likely than not” threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority.

Foreign-Currency Translation - All assets and liabilities of foreign subsidiaries are translated into U.S. dollars at fiscal year-end exchange rates. Income and expense items are translated at average monthly exchange rates prevailing during the fiscal year. The resulting translation adjustments are recorded as a component of accumulated other comprehensive income (loss).

Comprehensive Income (Loss) - Comprehensive income (loss) consists of net income; translation adjustments, net of tax; and actuarial gain (loss) on defined benefit pension plan, net of tax.

Fair Value of Financial Instruments - The carrying value of our cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximate their fair value because of the short-term nature of these amounts.

Variable Interest Entities (VIEs) - We determine whether we have a controlling financial interest in a VIE. The reporting entity with a variable interest or interest that provides the reporting entity with a controlling financial interest in a VIE will have both (a) the power to direct the activities of a VIE that most significantly impact the VIE's economic performance and (b) the obligation to absorb losses of the VIE that could potentially be significant to the VIE or the right to receive benefits from the VIE that could potentially be significant to the VIE. We have one entity that has been consolidated as a VIE. The purpose of the entity is to perform on certain U.S. Navy contracts. These contracts ended in 2018. The maximum amount of loss we were exposed to as of December 31, 2018 was not material to our consolidated financial statements.

Investments - Investments where we have the ability to exercise significant influence, but we do not control, are accounted for under the equity method of accounting and are included in other assets on our consolidated balance sheets. Significant influence typically exists if we have a 20% to 50% ownership interest in the investee. Under this method of accounting, our share of the net earnings or losses of the investee is included in equity in earnings or losses of unconsolidated subsidiaries on our consolidated statement of income.

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

Business Combinations - The accounting for our business combinations consists of allocating the purchase price to tangible and intangible assets acquired and liabilities assumed based on their estimated fair values, with the excess recorded as goodwill. We have up to one year from the acquisition date to use information as of each acquisition date to adjust the fair value of the acquired assets and liabilities, which may result in material changes to their recorded values with an offsetting adjustment to goodwill.

Recently Adopted ASUs

ASU 2014-09, Revenue from Contracts with Customers (ASC 606), supersedes existing revenue recognition guidance, including ASC 605-35, Revenue Recognition - Construction-Type and Production-Type Contracts. ASU 2014-09 outlines a single set of comprehensive principles for recognizing revenue under GAAP. Among other things, it requires companies to identify contractual performance obligations and determine whether revenue should be recognized at a point in time or over time. It also requires new, expanded disclosures regarding revenue recognition. We elected to adopt using the modified retrospective method that applied to those contracts that were not substantially completed as of January 1, 2018. Additional details are included in the revenue recognition policy above and Note 3 below.

ASU 2017-09, Compensation—Stock Compensation (ASC 718): Scope of Modification Accounting, provides guidance concerning which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in ASC 718. Specifically, an entity is to account for the effects of a modification, unless all of the following are satisfied: (1) the fair value (or calculated value or intrinsic value, if such an alternative measurement method is used) of the modified award is the same as the fair value (or calculated value or intrinsic value, if such an alternative measurement method is used) of the original award immediately before the original award is modified; (2) the vesting conditions of the modified award are the same as the vesting conditions of the original award immediately before the original award is modified; and (3) the classification of the modified award as an equity instrument or as a liability instrument is the same as the classification of the original award immediately before the original award is modified. The current disclosure requirements in ASC 718 apply regardless of whether an entity is required to apply modification accounting under the amendments in ASU 2017-09. The adoption of this ASU on January 1, 2018 did not have an effect on our consolidated financial statements.

ASU 2017-01, Business Combinations (ASC 805)—Clarifying the Definition of a Business, clarifies the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. Under the guidance in Topic 805, there are three elements of a business: inputs, processes and outputs. While an integrated set of assets and activities (collectively, a “set”) that is a business usually has outputs, outputs are not required to be present. Additionally, all of the inputs and processes that a seller uses in operating a set are not required if market participants can acquire the set and continue to produce outputs. The amendments in ASU 2017-01 provide a screen to determine when a set is not a business. The screen requires that when substantially all of the fair value of the gross assets acquired (or disposed of) is concentrated in a single identifiable asset or a group of similar identifiable assets, the set is not a business. This screen reduces the number of transactions that need to be further evaluated. If, however, the screen is not met, then the amendments in this ASU (1) require that to be considered a business, a set must include, at a minimum, an input and a substantive process that together significantly contribute to the ability to create outputs and (2) remove the evaluation of whether a market participant could replace missing elements. Finally, the amendments in this ASU narrow the definition of the term “output” so that the term is consistent with the manner in which outputs are described in ASC 606. The adoption of this ASU on January 1, 2018 did not have an effect on our consolidated financial statements.

ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. This ASU addresses the following eight specific cash flow issues: Debt prepayment or debt extinguishment costs; settlement of zero coupon debt instruments or other debt instruments with coupon interest rates that are insignificant in relation to the effective interest rate of the borrowing; contingent consideration payments made after a business combination; proceeds from the settlement of insurance claims; proceeds from the settlement of corporate-owned life insurance policies (including bank-owned life insurance policies); distributions received from equity method investees; beneficial interests in securitization transactions; and separately identifiable cash flows and application of the predominance principle. We applied the equity method of accounting for applicable investments.

We made an accounting policy election to classify distributions received from equity method investees using the cumulative earnings approach. Distributions received are considered returns on investment and classified as cash inflows from operating activities, unless the investor’s cumulative distributions received less distributions received in prior periods that were determined to be returns of investment exceed cumulative equity in earnings recognized by the investor (as adjusted for amortization of basis differences). When such an excess occurs, the current-period distribution up to this excess is considered a return of investment and should be classified as cash inflows from investing. Due to the adoption of ASU 2016-15 on January 1, 2018, we classified proceeds from settlements of corporate-owned life insurance policies as investing activities on our consolidated statement of cash flows for the year ended December 31, 2018.

Recently Issued But Not Yet Adopted ASUs

The FASB has issued ASU 2018-18, Collaborative Arrangements (Topic 808): Clarifying the Interaction between Topic 808 and Topic 606, which resolves the diversity in practice concerning the manner in which entities account for transactions on the basis of their view of the economics of the collaborative arrangement. A collaborative arrangement, as defined by the guidance in Topic 808, is a contractual arrangement under which two or more parties actively participate in a joint operating activity and are exposed to significant risks and rewards that depend on the activity’s commercial success. In particular, the amendments in ASU 2018-18 (1) clarify that certain transactions between collaborative participants should be accounted for as revenue under Topic 606 when the collaborative participant is a customer in the context of the unit of account, and that, in those situations, all the guidance in Topic 606 should be applied, including recognition, measurement, presentation, and disclosure requirements; (2) add unit-of-account guidance in Topic 808 to align with the guidance in Topic 606 (i.e., a distinct good or service), limited to when an entity is assessing whether the collaborative arrangement or a part of the arrangement is within the scope of Topic 606; and (3) clarify that in a transaction that is not directly related to sales to third parties, presenting the transaction as revenue would be precluded if the collaborative participant counterparty was not a customer. The amendments are effective for fiscal years beginning after December 15, 2019, and for interim periods within those fiscal years. Note that early adoption is permitted, including adoption in any interim period for public business entities for periods for which financial statements have not yet been issued. We are currently evaluating the effect on our consolidated financial statements.

The FASB issued ASU 2016-02, Leases (Topic 842). The amendments in this ASU create Topic 842, Leases, and supersede the leases requirements in Topic 840, Leases. The objective of Topic 842 is to establish the principles that lessees and lessors should apply to report useful information to users of financial statements about the amount, timing and uncertainty of cash flows arising from a lease. This ASU is effective for public entities for annual periods after December 15, 2018, and interim periods therein. Early adoption is permitted for all entities. We developed and substantially completed a detailed implementation plan which includes; implementing a software platform for lease accounting; updating our policies and controls; and developing disclosures. We will adopt ASU 2016-02 retrospectively at the beginning of the period of adoption, January 1, 2019, through a cumulative adjustment to retained earnings and the recognition of a lease liability and corresponding right of use asset. We will elect the following transition related practical expedients; not to reassess whether any expired or existing contracts are or contain leases, not to reassess lease classification as determined under ASC 840 and, not to reassess initial direct costs for any existing lease. We have also elected not to apply the recognition and measurement requirements to short-term leases (less than 1 year). We expect the adoption of ASU 2016-02 to have a material effect on our consolidated financial statements resulting from the recognition of a lease liability of approximately $125 million and right of use asset of approximately $115 million as well as significant additional disclosures required under the ASU. The adoption will not impact financial covenant calculations required under our existing credit agreement.

The FASB has issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement, which focuses on improving the effectiveness of disclosures in the notes to financial statements by facilitating clear communication of the information required by GAAP that is most important to users of each entity’s financial statements. The amendments in ASU 2018-13 modify the disclosure requirements on fair value measurements in Topic 820, Fair Value Measurement. Specifically, the amendments in this ASU remove disclosure requirements in Topic 820 related to (1) the amount of, and reasons for, transfers between Level 1 and Level 2 of the fair value hierarchy; (2) the policy for timing of transfers between levels; (3) the valuation processes for Level 3 fair value measurements. Additionally, the ASU adds disclosure requirements for public entities about (1) the changes in unrealized gains and losses for the period included in other comprehensive income for recurring Level 3 fair value measurements held at the end of the reporting period, and (2) the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements. The amendments are effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2019. The amendments regarding changes in unrealized gains and losses, the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements and the narrative description of measurement uncertainty should be applied prospectively for only the most recent interim or annual period presented in the initial fiscal year of adoption. All other amendments should be applied retrospectively to all periods presented upon their effective date. Note that early application is permitted for all entities; moreover, an entity is allowed to early adopt any removed or modified disclosures upon issuance of this ASU and delay adoption of the additional disclosures until their effective date. We do not expect the adoption of this ASU to have a material effect on our consolidated financial statements.

The FASB has issued ASU 2018-17, Consolidation (Topic 810): Targeted Improvements to Related Party Guidance for Variable Interest Entities, which reduces the cost and complexity of financial reporting associated with consolidation of variable interest entities (VIEs). Specially, the indirect interests held through related parties in common control arrangements should be considered on a proportional basis (as opposed to a direct interest in its entirety) for determining whether fees paid to decision makers and service providers are variable interests. This is consistent with how indirect interests held through related parties under common control are considered for determining whether a reporting entity must consolidate a VIE. The amendments are effective for fiscal years beginning after December 15, 2019, and for interim periods within those fiscal years. We do not expect the adoption of this ASU to have a material effect on our consolidated financial statements.

The FASB has issued ASU 2018-15, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract (a consensus of the FASB Emerging Issues Task Force), which aims to reduce complexity in the accounting for costs of implementing a cloud computing service arrangement. In fact, ASU 2018-15 aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software license). Accordingly, the amendments in this ASU require an entity (customer) in a hosting arrangement that is a service contract to follow the guidance in Subtopic 350-40, Intangibles—Goodwill and Other—Internal-Use Software, in order to determine which implementation costs to capitalize as an asset related to the service contract and which costs to expense. Costs to develop or obtain internal-use software that cannot be capitalized under Subtopic 350-40 (e.g., training costs and certain data conversion costs) also cannot be capitalized for a hosting arrangement that is a service contract. Additionally, the amendments in this ASU require the entity (customer) to expense the capitalized implementation costs of a hosting arrangement that is a service contract over the term of the hosting arrangement (i.e., the noncancellable period of the arrangement plus periods covered by (1) an option to extend the arrangement if the customer is reasonably certain to exercise that option, (2) an option to terminate the arrangement if the customer is reasonably certain not to exercise the termination option, and (3) an option to extend (or not to terminate) the arrangement in which exercise of the option is in the control of the vendor. The amendments in this ASU also require the entity to present the expense related to the capitalized implementation costs in the same line item in the statement of income as the fees associated with the hosting element (service) of the arrangement, and to classify payments for capitalized implementation costs in the statement of cash flows in the same manner as payments made for fees associated with the hosting element. Note that the accounting for the service element of a hosting arrangement that is a service contract is not affected by the amendments in this ASU. The amendments are effective for fiscal years beginning after December 15, 2019, and for interim periods within those fiscal years. We are currently evaluating methods of adoption as well as the effect on our consolidated financial statements.

The FASB has issued ASU 2018-07, Compensation—Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting which supersedes the guidance in Subtopic 505-50, Equity—Equity-Based Payments to Non-Employees. In particular, ASU 2018-07 expands the scope of topic 718, Compensation—Stock Compensation (which previously only included payments to employees), to include share-based payment transactions for acquiring goods and services from non-employees. In fact, an entity should now apply the requirements of Topic 718 to non-employee awards, except for specific guidance on inputs to an option pricing model and the attribution of cost (i.e., the period of time over which share-based payment awards vest and the pattern of cost recognition over that period). Additionally, the amendments specify that Topic 718  applies to all share-based payment transactions in which a grantor acquires goods or services to be used or consumed in the grantor’s own operations by issuing share-based payment awards, and clarify that Topic 718 does not apply to share-based payments used to effectively provide (1) financing to the issuer, or (2) awards granted in conjunction with selling goods or services to customers as part of a contract accounted for under Topic 606, Revenue from Contracts with Customers.  The amendments are effective for fiscal years beginning after December 15, 2019, and for interim periods with fiscal years beginning after December 15, 2020. Early adoption is permitted, including adoption in any interim period, for reporting periods for which financial statements have not yet been issued. We do not expect the adoption of this ASU to have a material effect on our consolidated financial statements.

The FASB has issued ASU 2018-02, Income Statement—Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income, which helps organizations reclassify certain stranded income tax effects in accumulated other comprehensive income resulting from the Tax Cuts and Jobs Act of 2017 (TCJA), enacted on December 22, 2017. Specifically, this ASU allows a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the TCJA, eliminating the stranded tax effects resulting from the TCJA and improving the usefulness of information reported to financial statement users. Because the amendments only relate to the reclassification of the income tax effects of the TCJA, the underlying guidance that requires that the effect of a change in tax laws or rates be included in income from continuing operations is not affected. Additionally it requires financial statement preparers to disclose (1) a description of their accounting policy for releasing income tax effects from accumulated other comprehensive income, (2) whether they elect to reclassify the stranded income tax effects from the TCJA and (3) information about other income tax effects related to the application of the TCJA that are reclassified from accumulated other comprehensive income to retained earnings, if any. The amendments are effective for annual periods, and for interim periods within those annual periods, beginning after December 15, 2018. Early adoption is permitted, including adoption in any interim period, for reporting periods for which financial statements have not yet been issued. We do not expect the adoption of this ASU to have a material effect on our consolidated financial statements.

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

Other ASUs effective after December 31, 2018 are not expected to have a material effect on our consolidated financial statements.

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

	Year Ended December 31,
	2018	2017	2016
Cost-reimbursable	$1,325,024	$1,130,134	$1,085,429
Fixed-price	435,599	370,517	306,735
Time-and-materials	197,934	216,367	209,432
	$1,958,557	$1,717,018	$1,601,596

	Year Ended December 31,
	2018	2017	2016
Department of Defense and intelligence agencies	$1,436,627	$1,359,309	$1,331,551
Federal civilian agencies	476,834	315,036	230,399
State agencies, international agencies and commercial entities	45,096	42,673	39,646
	$1,958,557	$1,717,018	$1,601,596

	Year Ended December 31,
	2018	2017	2016
Prime contractor	$1,742,097	$1,514,924	$1,404,490
Subcontractor	216,460	202,094	197,106
	$1,958,557	$1,717,018	$1,601,596

	Year Ended December 31,
	2018	2017	2016
U.S	$1,928,785	$1,688,671	$1,576,290
International	29,772	28,347	25,306
	$1,958,557	$1,717,018	$1,601,596

We deliver a broad array of IT and technical services solutions under contracts with the U.S. government, state and local governments and commercial customers. The components of contract receivables are as follows (in thousands):

	December 31, 2018	January 1, 2018	December 31, 2017
Billed receivables	$301,716	$236,113	$236,113
Unbilled receivables	109,895	88,767	81,454
Allowance for doubtful accounts	(6,233)	(6,157)	(6,157)
Receivables-net	$405,378	$318,723	$311,410

Receivables at December 31, 2018 are expected to be substantially collected within one year except for approximately $0.8 million, of which 94% is related to receivables from sales to the U.S. government or from contracts in which we acted as a subcontractor to other contractors selling to the U.S. government. We have one contract which accounts for 12% of our accounts receivable balance. We do not believe that we have significant exposure to credit risk as billed receivable and unbilled receivables are primarily due from the U.S. government. The allowance for doubtful accounts represents our estimate for exposure to compliance, contractual issues and bad debts related to prime contractors.

The following table discloses contract liabilities (in thousands):

	December 31, 2018	January 1, 2018	December 31, 2017
Contract liabilities	$28,209	$22,156	$18,816

Changes in the balance of contract liabilities are primarily due to the timing difference between our performance and our customers' payments. For the year ended December 31, 2018, the amount of revenue that was included in the opening contract liabilities balance was $18.2 million.

The remaining performance obligation at December 31, 2018 was $2.8 billion. The following table discloses when we expect to recognize the remaining performance obligation as revenue (in billions):

	For the year ending
	December 31, 2019	December 31, 2020	Thereafter	Total
Revenue expected to be recognized	$1.6	$0.8	$0.4	$2.8

4.	Acquisitions

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

For the year ended December 31, 2017, we incurred approximately $0.8 million of acquisition costs related to the InfoZen transaction, which are included in general and administrative expenses in our consolidated statement of income.

The purchase price of $184.0 million was allocated to the underlying assets and liabilities based on their estimated fair value at the date of acquisition. The goodwill recorded related to this transaction will be deductible for tax purposes over 15 years. Recognition of goodwill is largely attributed to the value paid for InfoZen's capabilities to support customers in modernization, agile software development, cloud migration and threat monitoring assessment capabilities.

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

In applying the two-class method, we determined that undistributed earnings should be allocated equally on a per share basis between Class A and Class B common stock. Under our Certificate of Incorporation, the holders of the common stock are entitled to participate ratably, on a share-for-share basis as if all shares of common stock were of a single class, in such dividends, as may be declared by the Board of Directors. During the years ended December 31, 2018, 2017 and 2016, we declared and paid quarterly dividends, in the amount of $0.25, $0.21 and $0.21 per share on both classes of common stock.

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

The net income available to common stockholders and weighted average number of common shares outstanding used to compute basic and diluted earnings per share for each class of common stock are as follows (in thousands, except per share amounts):

	Year Ended December 31,
	2018	2017	2016
Distributed earnings	$39,627	$32,709	$32,138
Undistributed earnings	42,470	81,432	24,253
Net income	$82,097	$114,141	$56,391

Class A common stock:
Basic net income available to common stockholders	$54,715	$75,413	$36,885
Basic weighted average common shares outstanding	26,354	25,685	24,944
Basic earnings per share	$2.08	$2.94	$1.48

Diluted net income available to common stockholders	$54,937	$75,698	$36,988
Effect of potential exercise of stock options	324	288	202
Diluted weighted average common shares outstanding	26,678	25,973	25,146
Diluted earnings per share	$2.06	$2.91	$1.47

Class B common stock:
Basic net income available to common stockholders	$27,382	$38,728	$19,506
Basic weighted average common shares outstanding	13,189	13,190	13,192
Basic earnings per share	$2.08	$2.94	$1.48

Diluted net income available to common stockholders	$27,160	$38,443	$19,403
Diluted weighted average common shares outstanding	13,189	13,190	13,192
Diluted earnings per share	$2.06	$2.91	$1.47

For the years ended December 31, 2018, 2017 and 2016, options to purchase 293,898 shares, 265,866 shares and 369,300 shares, respectively, were outstanding but not included in the computation of diluted earnings per share because the options' effect would have been anti-dilutive. For the years ended December 31, 2018, 2017 and 2016, there were 420,524 shares, 463,800 shares and 1,045,789 shares, respectively, issued from the exercise of stock options.

6.	Property and Equipment

Major classes of property and equipment are summarized as follows (in thousands):

	December 31,
	2018	2017
Furniture and equipment	$97,577	$79,218
Leasehold improvements	43,065	39,022
Property and equipment-gross	140,642	118,240
Accumulated depreciation and amortization	(89,215)	(72,158)
Property and equipment-net	$51,427	$46,082

Depreciation and amortization expense related to property and equipment for the years ended December 31, 2018, 2017 and

2016 was $25.5 million, $9.5 million and $7.8 million, respectively.

7.	Goodwill and Other Intangible Assets

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

The changes in the carrying amounts of goodwill during fiscal years 2018 and 2017 were as follows (in thousands):

Goodwill Balance
Goodwill at December 31, 2016	$955,874
Acquisitions	128,686
Goodwill at December 31, 2017	1,084,560
Acquisition fair value adjustment	1,246
Goodwill at December 31, 2018	$1,085,806

Other intangible assets consisted of the following (in thousands):

	December 31, 2018			December 31, 2017
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Other intangible assets:
Contract and program intangible assets	$355,932	$201,298	$154,634	$355,932	$179,049	$176,883
Capitalized software cost for internal use	50,925	33,597	17,328	46,995	29,530	17,465
Total other intangible assets-net	$406,857	$234,895	$171,962	$402,927	$208,579	$194,348

Amortization expense relating to intangible assets for the years ended December 31, 2018, 2017 and 2016 was $26.3 million, $23.5 million and $21.8 million, respectively. We estimate that we will have the following amortization expense for the future periods indicated below (in thousands):

Year ending:
December 31, 2019	$22,621
December 31, 2020	$21,781
December 31, 2021	$19,051
December 31, 2022	$16,456
December 31, 2023	$13,485

8.	Debt

Revolving Credit Facility - We maintain a credit agreement with a syndicate of lenders led by Bank of America, N.A., as sole administrative agent. The credit agreement provides for a $500 million revolving credit facility, with a $75 million letter of credit sublimit and a $30 million swing line loan sublimit. The credit agreement also includes an accordion feature that permits us to arrange with the lenders for the provision of additional commitments. The maturity date is August 17, 2022.

Borrowings under our credit agreement are collateralized by substantially all of our assets and our Material Subsidiaries (as defined in the credit agreement) and bear interest at one of the following variable rates as selected by us at the time of borrowing: a LIBOR based rate plus market spreads (1.25% to 2.25% based on our consolidated total leverage ratio) or Bank of America's base rate plus market spreads (0.25% to 1.25% based on our consolidated total leverage ratio). The aggregate annual weighted average interest rates were 3.91% and 2.99% for the years ended December 31, 2018 and 2017, respectively.

The terms of the credit agreement permit prepayment and termination of the loan commitments at any time, subject to certain conditions. The credit agreement requires us to comply with specified financial covenants, including the maintenance of certain leverage ratios and a certain consolidated coverage ratio. The credit agreement also contains various covenants, including affirmative covenants with respect to certain reporting requirements and maintaining certain business activities, and negative covenants that, among other things, may limit or impose restrictions on our ability to incur liens, incur additional indebtedness, make investments, make acquisitions and undertake certain other actions. As of, and during the fiscal years ending, December 31, 2018 and 2017, we were in compliance with our financial covenants under the credit agreement.

There was $7.5 million and $31.0 million outstanding on our revolving credit facility at December 31, 2018 and 2017, respectively. The weighted average borrowings under the revolving portion of the facility during the years ended December 31, 2018 and 2017 were $34.2 million and $2.7 million, respectively. The maximum available borrowing under the revolving credit facility at December 31, 2018 was $482.9 million. At December 31, 2018 and 2017, we have $9.6 million and $15.3 million, respectively, outstanding on our letter of credit that reduces our availability to borrow under our revolving credit facility.

9.	Commitments and Contingencies

Contracts with the U.S. government, including subcontracts, are subject to extensive legal and regulatory requirements and, from time-to-time, agencies of the U.S. government, in the ordinary course of business, investigate whether our operations are conducted in accordance with these requirements and the terms of the relevant contracts. U.S. government investigations of us, whether related to our U.S. government contracts or conducted for other reasons, could result in administrative, civil, or criminal liabilities, including repayments, fines or penalties being imposed upon us, or could lead to suspension or debarment from future U.S. government contracting activities. Management believes it has adequately reserved for any losses that may be experienced from any investigation of which it is aware. The Defense Contract Audit Agency has completed our incurred cost audits through 2015 with adjustments expected to be settled within established reserves. The remaining audits for 2016 through 2018 are not expected to have a material effect on our financial position, results of operations or cash flow and management believes it has adequately reserved for any losses.

In the normal course of business, we are involved in certain governmental and legal proceedings, claims and disputes and have litigation pending under several suits. We believe that the ultimate resolution of these matters will not have a material effect on our financial position, results of operations or cash flows, except for the matter noted below.

An officer of our Company is a party to a pending arbitration proceeding with a former employer that relates to certain breach of contract claims.  Pursuant to indemnification arrangements we have with this officer, we may be exposed to a potential loss related to this claim.  Pursuant to applicable accounting standards, we have determined that it is not probable that an unfavorable outcome could cause us to incur a liability/loss under these indemnification arrangements. However, given the nature of the claim, the early stage of the process, the limitations on information and other factual details relating to the claims that are available to us at this time and management’s intent to contest the matter vigorously, we are unable to make a reasonable estimate of loss at this time.  As such, we have not accrued, nor disclosed an amount of potential loss as of December 31, 2018.

We were a defendant in a lawsuit filed by two former employees with allegations of retaliation under both the False Claims Act and the Defense Contractor Whistleblower Protection Act.  A jury found ManTech liable for discharging the two former employees.  Both parties filed appeals to the Fourth Circuit Court of Appeals.  In August 2018, the Fourth Circuit Court of Appeals reversed the finding of liability as to one of the former employees and affirmed the finding of liability as to the other former employee in the amount of $1.4 million. Our insurance policy covers the amount of the liability, therefore, no loss was recognized for the year ended December 31, 2018.  The impact of future events in connection with this matter is not expected to have a material effect on our financial position, results of operations or cash flow.

We have $9.6 million outstanding on our letter of credit, of which $9.5 million is related to an outstanding performance bond in connection with a contract between ManTech MENA, LLC and Jadwalean International Operations and Management Company to fulfill technical support requirements for the Royal Saudi Air Force.

We lease office space and equipment under long-term operating leases. A number of the leases contain renewal options and escalation clauses. Office space and equipment rent expense totaled approximately $39.9 million, $36.9 million and $37.4 million for the years ended December 31, 2018, 2017 and 2016, respectively. We had $13.2 million and $10.6 million of deferred rent liabilities resulting from recording rent expense on a straight-line basis over the life of the respective lease for the years ended December 31, 2018 and 2017, respectively. At December 31, 2018, our aggregate future minimum rental commitments under these leases are as follows (in thousands):

Total
Year ending:
December 31, 2019	$33,953
December 31, 2020	28,954
December 31, 2021	25,794
December 31, 2022	21,852
December 31, 2023	18,353
Thereafter	9,296
Total	$138,202

10.	Stockholders' Equity and Stock-Based Compensation

Common Stock - We have 150,000,000 shares of authorized Class A common stock, par value $0.01 per share. We have 50,000,000 shares of authorized Class B common stock, par value $0.01 per share. On December 31, 2018, there were 26,573,400 shares of Class A common stock outstanding, 244,113 shares of Class A common stock recorded as treasury stock and 13,188,045 shares of Class B common stock outstanding.

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

Preferred Stock - We are authorized to issue an aggregate of 20,000,000 shares of preferred stock, $0.01 par value per share, the terms and conditions of which are determined by our Board of Directors upon issuance. The rights, preferences and privileges of holders of our common stock are subject to, and may be adversely affected by, the rights of holders of any shares of preferred stock that we may designate and issue in the future. At December 31, 2018 and 2017, no shares of preferred stock were outstanding and the Board of Directors currently has no plans to issue a series of preferred stock.

Accounting for Stock-Based Compensation:

Our 2016 Management Incentive Plan (the Plan) was designed to attract, retain and motivate key employees. The types of awards available under the Plan include stock options, restricted stock and RSUs. Equity awards granted under the Plan are settled in shares of Class A common stock. At the beginning of each year, the Plan provides that the number of shares available for issuance automatically increases by an amount equal to 1.5% of the total number of shares of Class A and Class B common stock outstanding on December 31st of the previous year. On January 2, 2019, there were 596,422 additional shares made available for issuance under the Plan. Through December 31, 2018, the Board of Directors has authorized the issuance of up to 14,551,899 shares under this Plan. Through December 31, 2018, the remaining aggregate number of shares of our common stock available for future grants under the Plan was 6,113,209. The Plan expires in March 2026.

The Plan is administered by the compensation committee of our Board of Directors, along with its delegates. Subject to the express provisions of the Plan, the committee has the Board of Directors' authority to administer and interpret the Plan, including the discretion to determine the exercise price, vesting schedule, contractual life and the number of shares to be issued.

Stock Compensation Expense - For the years ended December 31, 2018, 2017 and 2016, we recorded $5.1 million, $6.3 million and $3.3 million of stock-based compensation expense, respectively. No compensation expense of employees with stock awards was capitalized during the years ended December 31, 2018, 2017 and 2016. For the year ended December 31, 2018 and 2017, we recorded $3.1 million and $2.7 million to income tax expense for tax benefits related to the exercise of stock options, vested cancellations and the vesting of restricted stock.  For the year ended December 31, 2016, we recorded $0.1 million to paid in capital related to tax deficiencies from the exercise of stock options, vested cancellations and the vesting of restricted stock.

Stock Options - Under the Plan, we have issued stock options. A stock option granted gives the holder the right, but not the obligation to purchase a certain number of shares at a predetermined price for a specific period of time. We typically issue options that vest over three years in equal installments beginning on the first anniversary of the date of grant. Under the terms of the Plan, the contractual life of the option grants may not exceed eight years. During the years ended December 31, 2018, 2017 and 2016, we issued options that expire five years from the date of grant.

Fair Value Determination - We have used the Black-Scholes-Merton option pricing model to determine fair value of our stock option awards on the date of grant. We will reconsider the use of the Black-Scholes-Merton model if additional information becomes available in the future that indicates another model would be more appropriate or if grants issued in future periods have characteristics that cannot be reasonably estimated under this model.

The following weighted-average assumptions were used for option grants during the years ended December 31, 2018, 2017 and 2016:

•	Volatility - The expected volatility of the options granted was estimated based upon historical volatility of our share price through weekly observations of our trading history.

•
Expected life of options - The expected life of options granted to employees was determined from historical exercises of the grantee population. The options had graded vesting over three years in equal installments beginning on the first anniversary of the date of the grant and a contractual term of five years.

•
Risk-free interest rate - The yield on zero-coupon U.S. Treasury strips was used to extrapolate a forward-yield curve. This “term structure” of future interest rates was then input into a numeric model to provide the equivalent risk-free rate to be used in the Black-Scholes-Merton model based on the expected term of the underlying grants.

•
Dividend yield - The Black-Scholes-Merton valuation model requires an expected dividend yield as an input. For the years ended December 31, 2018, 2017 and 2016, we have calculated our expected dividend yield based on an expected annual cash dividend of $1.00 per share, $0.84 per share and $0.84 per share, respectively.

The following table summarizes weighted-average assumptions used in our calculations of fair value for the years ended December 31, 2018, 2017 and 2016:

	Year Ended December 31,
	2018	2017	2016
Volatility	26.57%	25.59%	23.70%
Expected life of options	3 years	3 years	3 years
Risk-free interest rate	2.72%	1.72%	1.10%
Dividend yield	2.00%	2.75%	2.88%

Stock Option Activity - The weighted-average fair value of options granted during the years ended December 31, 2018, 2017 and 2016, as determined under the Black-Scholes-Merton valuation model, was $10.42, $6.75 and $4.60, respectively. Option grants that vested during the years ended December 31, 2018, 2017 and 2016 had a combined fair value of $1.5 million, $1.7 million and $2.6 million, respectively.

The following table summarizes stock option activity for the years ended December 31, 2018, 2017 and 2016:

	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value (in thousands)	Weighted Average Remaining Contractual Life
Stock options outstanding at December 31, 2015	2,495,310	$30.86	$3,583
Granted	199,938	$34.22
Exercised	(1,045,789)	$29.24	$8,858
Cancelled and expired	(489,040)	$37.91
Stock options outstanding at December 31, 2016	1,160,419	$29.93	$14,299
Granted	534,030	$42.90
Exercised	(463,800)	$29.34	$7,203
Cancelled and expired	(61,241)	$33.80
Stock options outstanding at December 31, 2017	1,169,408	$35.88	$16,731
Granted	466,828	$54.87
Exercised	(420,524)	$30.05	$12,411
Cancelled and expired	(122,312)	$43.85
Stock options outstanding at December 31, 2018	1,093,400	$45.34	$8,776	4 years

Stock options exercisable at December 31, 2018	318,998	$35.57	$5,336	2 years

The following table summarizes non-vested stock options for the year ended December 31, 2018:

	Number of Shares	Weighted Average Fair Value
Non-vested stock options at December 31, 2017	684,979	$6.23
Granted	466,828	$10.42
Vested	(257,293)	$5.83
Cancelled	(120,112)	$7.04
Non-vested stock options at December 31, 2018	774,402	$8.77

Unrecognized compensation expense related to outstanding stock options was $5.6 million as of December 31, 2018, which is expected to be recognized over a weighted-average period of 2 years and will be adjusted for forfeitures as they occur.

Restricted Stock - Under the Plan, we have issued restricted stock. A restricted stock award is an issuance of shares that cannot be sold or transferred by the recipient until the vesting period lapses. Restricted stock issued to members of our Board of Directors vest in one year. The related compensation expense is recognized over the service period and is based on the grant date fair value of the stock and the number of shares expected to vest. The grant date fair value of the restricted stock is equal to the closing market price of our common stock on the date of grant.

Restricted Stock Activity - The following table summarizes the restricted stock activity during the years ended December 31, 2018 and 2017:

	Number of Shares	Weighted Average Fair Value
Non-vested restricted stock at December 31, 2016	18,000	$33.84
Granted	24,000	$37.90
Vested	(18,000)	$33.84
Non-vested restricted stock at December 31, 2017	24,000	$37.90
Granted	24,000	$52.83
Vested	(28,000)	$40.03
Non-vested restricted stock at December 31, 2018	20,000	$52.83

RSUs - Under the Plan, we issued performance-based and time-based RSUs. RSUs are not actual shares, but rather a right to receive shares in the future. The shares are not issued and the employee cannot sell or transfer shares prior to vesting and has no voting rights until the RSUs vest. Employees who are granted RSUs do not receive dividend payments during the vesting period. The employees' performance-based RSUs will result in the delivery of shares if (a) performance criteria is met and (b) the employee remains employed, in good standing, through the date of the performance period of 2 years. The employees' time-based RSUs will result in the delivery of shares in one-third increments on the first, second and third anniversaries of the date of grant. The grant date fair value of the RSUs is equal to the closing market price of our common stock on the grant date less the present value of dividends expected to be awarded during the service period. We recognize the grant date fair value of RSUs of shares we expect to issue as compensation expense ratably over the requisite service period.

RSU Activity - For performance-based RSUs that vested in 2018, each RSU awarded resulted in the issuance of 1.5 shares, which were issued net of applicable payroll tax withholdings. The following table summarizes the RSU activity during the years ended December 31, 2018 and 2017:

	Number of Units	Weighted Average Fair Value
RSUs at December 31, 2016	206,338	$30.10
Granted	55,830	$35.34
Vested	(3,300)	$30.60
Forfeited	(97,525)	$31.00
RSUs at December 31, 2017	161,343	$31.36
Granted	76,713	$53.97
Vested	(87,200)	$28.40
Forfeited	(13,260)	$38.98
RSUs at December 31, 2018	137,596	$45.11

11.	Retirement Plans

As of December 31, 2018, we maintained a qualified defined contribution plan. Our qualified defined contribution plan covers substantially all employees and complies with Section 401 of the Internal Revenue Code. Under this plan, we stipulated a basic matching contribution that matches a portion of the participants' contribution based upon a defined schedule. Additionally, this plan contains a discretionary contribution component where we may contribute additional amounts based on a percentage of eligible employees' compensation. Contributions are invested by an independent investment company. The choice of investment alternatives is at the election of each participating employee. Our contributions to the plan were approximately $23.5 million, $20.6 million and $19.8 million for the years ended December 31, 2018, 2017 and 2016, respectively.

As of December 31, 2018, we also maintained an Employee Supplemental Savings Plan (ESSP), which is a nonqualified deferred compensation plan for certain key employees. Under this plan, eligible employees may defer up to 75% of qualified annual base compensation and 100% of bonus. In the ESSP, participant deferral accounts are credited with a rate of return based on investment elections as selected by the participant. The assets related to the ESSP are held in a rabbi trust owned by us for benefit of the participating employees. The trust investments are in the form of variable universal life insurance products, which are owned by us. These investments seek to replicate the return of the participant investment elections. Employee contributions to this plan were approximately $3.4 million, $3.0 million and $2.6 million for the years ended December 31, 2018, 2017 and 2016, respectively.

We maintained a nonqualified supplemental defined benefit pension plan for certain retired employees of an acquired company as of December 31, 2018. These plans were informally and partially funded beginning in 1999 through a rabbi trust. Assets held in a rabbi trust are not eligible to be included in the calculation of plan status. At both December 31, 2018 and 2017, 100% of the rabbi trust assets were invested in a money market account with a commercial bank. All covered employees retired prior to 1998. Our benefit obligation was $0.8 million and $1.2 million at December 31, 2018 and 2017, respectively.

12.	Income Taxes

The domestic and foreign components of income operations before income taxes and equity method investments were as follows (in thousands):

	Year Ended December 31,
	2018	2017	2016
Domestic	$110,514	$97,718	$89,988
Foreign	91	(476)	82
Income from operations before income taxes and equity method investments	$110,605	$97,242	$90,070

The provision (benefit) for income taxes was comprised of the following components (in thousands):

	Year Ended December 31,
	2018	2017	2016
Federal	$11,602	$5,340	$13,454
State	4,937	2,523	2,394
Foreign	133	38	(45)
Current provision	16,672	7,901	15,803
Federal	8,010	(28,013)	17,170
State	3,586	3,313	2,831
Deferred provision (benefit)	11,596	(24,700)	20,001
Federal	234	(60)	(1,573)
State	28	—	(445)
Non-current provision (benefit) resulting from allocating tax benefits directly to additional paid in capital and changes in liabilities	262	(60)	(2,018)
Provision (benefit) for income taxes	$28,530	$(16,859)	$33,786

For the years ended December 31, 2018, 2017 and 2016 the non-current benefits related to liabilities for uncertain tax positions was $0.3 million, $0.1 million and $0.2 million, respectively.

The schedule of effective income tax rate reconciliation is as follows:

	Year Ended December 31,
	2018	2017	2016
Statutory U.S. Federal tax rate	21.0%	35.0%	35.0%
Increase (decrease) in tax rate resulting from:
State taxes—net of Federal benefit	6.1%	3.9%	3.4%
Stock-based compensation	(2.2)%	(2.8)%	—%
Excess executive compensation	0.8%	0.4%	0.7%
ESSP	0.4%	(1.5)%	(0.7)%
Net deferred tax liability remeasurement	—%	(52.0)%	—%
Section 199 deductions	—%	(0.4)%	(0.4)%
Other, net	(0.3)%	0.1%	(0.5)%
Effective tax rate	25.8%	(17.3)%	37.5%

We received an income taxes refund, net of payments of $4.3 million for the year ended December 31, 2018. We paid income taxes, net of refunds, of $15.9 million and $18.1 million for the years ended December 31, 2017 and 2016, respectively.

Deferred income taxes arise from temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements. A summary of the tax effect of the significant components of deferred income taxes is as follows (in thousands):

	December 31,
	2018	2017
Goodwill and other assets	$114,532	$100,967
Property and equipment	8,168	7,303
Unbilled receivables - IRC Section 481(a)	8,816	11,693
Gross deferred tax liabilities	131,516	119,963
Retirement and other liabilities	(20,707)	(20,636)
Allowance for potential contract losses and other contract reserves	(1,681)	(1,598)
Foreign and state operating loss carryforwards	(1,709)	(1,252)
Less: Valuation allowance	1,537	717
Gross deferred tax assets	(22,560)	(22,769)
Net deferred tax liabilities	$108,956	$97,194

The Tax Cuts and Jobs Act of 2017 (TCJA) was enacted on December 22, 2017, TCJA reduced the U.S. federal corporate tax rate from 35% to 21% effective January 1, 2018. At December 31, 2017, we made a reasonable estimate of the effects on our existing deferred tax balances and effective tax rate for the deductibility of officer's compensation, the acquisition of InfoZen and assets that qualify for an immediate deduction. Our accounting for those items, as impacted by the TCJA, is now complete and no material adjustments were required. The re-measurement of the deferred taxes at December 31, 2017 due to the decrease in the federal corporate tax rate resulted in a decrease to income tax expense of $50.6 million and reduced the 2017 effective tax rate by 52.0%. After the 2017 corporate tax return was filed the adjustment related to the re-measurement of the deferred taxes changed by an immaterial amount.

At December 31, 2018, we had state and foreign net operating losses of approximately $10.3 million and $5.7 million, respectively. The state net operating losses expire beginning 2020 through 2036. We recorded a full valuation allowance against the foreign net operating losses and a partial valuation allowance against the state net operating losses, as we do not believe those losses will be fully utilized in the future.

A reconciliation of the beginning and ending balances of the total amounts of gross unrecognized tax benefits is as follows (in thousands):

	December 31,
	2018	2017	2016
Gross unrecognized tax benefits at beginning of year	$220	$293	$519
Lapse in statute of limitations	(86)	(105)	(285)
Increases in tax positions for prior years	36	—	—
Increases in tax positions for current year	320	32	59
Gross unrecognized tax benefits at end of year	$490	$220	$293

The total liability for gross unrecognized tax benefits as of December 31, 2018, 2017 and 2016 includes $0.4 million, $0.2 million and $0.2 million, respectively, of unrecognized net tax benefits which, if ultimately recognized, would reduce our annual effective tax rate in a future period.

We are subject to income taxes in the U.S., various state and foreign jurisdictions. Tax statutes and regulations within each jurisdiction are subject to interpretation and require significant judgment to apply. We are no longer subject to U.S. federal or non-U.S. income tax examinations by tax authorities for the years before 2014. We are no longer subject to U.S. state tax examinations by tax authorities for the years before 2013. We believe it is reasonably possible that no gross unrecognized tax benefits will be settled within the next year due to expirations of statute of limitations.

13.	Quarterly Financial Information (Unaudited)

The quarterly financial data reflects, in our opinion, all normal and recurring adjustments to present fairly the results of operations for such periods. Results of any one or more quarters are not necessarily indicative of annual results or continuing trends. The following tables set forth selected unaudited quarterly financial data:

	2018
	March 31,	June 30,	September 30,	December 31,
	(in thousands, except per share data)
Revenues	$473,236	$491,044	$497,205	$497,072
Operating income	$26,421	$28,329	$29,399	$28,593
Income from operations before income taxes and equity method investments	$25,706	$27,757	$28,827	$28,315
Net income	$20,067	$19,915	$21,923	$20,192

Class A common stock:
Basic weighted average common shares outstanding	26,115	26,339	26,421	26,536
Basic earnings per share	$0.51	$0.50	$0.55	$0.51
Diluted weighted average common shares outstanding	26,525	26,627	26,743	26,812
Diluted earnings per share	$0.51	$0.50	$0.55	$0.50
Class B common stock:
Basic weighted average common shares outstanding	13,189	13,189	13,189	13,188
Basic earnings per share	$0.51	$0.50	$0.55	$0.51
Diluted weighted average common shares outstanding	13,189	13,189	13,189	13,188
Diluted earnings per share	$0.51	$0.50	$0.55	$0.50

	2017
	March 31,	June 30,	September 30,	December 31,
	(in thousands, except per share data)
Revenues	$418,374	$413,694	$422,665	$462,285
Operating income	$24,390	$24,935	$23,140	$25,729
Income from operations before income taxes and equity method investments	$24,159	$24,651	$23,114	$25,318
Net income	$15,028	$15,561	$15,182	$68,370

Class A common stock:
Basic weighted average common shares outstanding	25,547	25,618	25,684	25,886
Basic earnings per share	$0.39	$0.40	$0.39	$1.75
Diluted weighted average common shares outstanding	25,778	25,827	25,929	26,353
Diluted earnings per share	$0.39	$0.40	$0.39	$1.73
Class B common stock:
Basic weighted average common shares outstanding	13,191	13,191	13,191	13,189
Basic earnings per share	$0.39	$0.40	$0.39	$1.75
Diluted weighted average common shares outstanding	13,191	13,191	13,191	13,189
Diluted earnings per share	$0.39	$0.40	$0.39	$1.73

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

We have had no disagreements with our auditors on accounting principles, practices or financial statement disclosure during and through the date of the financial statements included in this Report.

Item 9A.	Controls and Procedures

Disclosure Controls and Procedures and Internal Control over Financial Reporting - Management is responsible for establishing and maintaining adequate disclosure controls and procedures and internal control over financial reporting. Disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act, such as this Annual Report on Form 10-K, is accurately recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures are also designed to provide reasonable assurance that such information is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

Limitations on the Effectiveness of Controls - Management, including our principal executive officer and our principal financial officer, does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no assessment of controls can provide absolute assurance that all control issues and instances of fraud, if any, within us have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management's override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Scope of the Assessments - The assessment by our principal executive officer and our principal financial officer of our disclosure controls and procedures and the assessment by our management of our internal control over financial reporting included a review of procedures and documents and discussions with other employees in our organization in order to evaluate the adequacy of our internal control system design. In the course of the evaluation, we sought to identify exposure to unprevented or undetected data errors, control problems or acts of fraud and to confirm that appropriate corrective action, including process improvements, were being undertaken. The assessment also included testing of properly designed controls to verify their effective performance. Our management used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission in the Internal Control-Integrated Framework (2013) to assess the effectiveness of our internal control over financial reporting.

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

Assessment of Effectiveness of Disclosure Controls and Procedures - Based upon the assessments, our principal executive officer and our principal financial officer have concluded that, as of December 31, 2018, our disclosure controls and procedures were effective at the reasonable assurance level described above.

Management's Report on Internal Control over Financial Reporting - Management is responsible for establishing and maintaining adequate control over financial reporting. Management used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission in the Internal Control-Integrated Framework (2013) to assess the effectiveness of our internal control over financial reporting. Based upon the assessments, our management has concluded that, as of December 31, 2018, our internal control over financial reporting was effective. Our independent registered public accounting firm issued an attestation report concerning our internal control over financial reporting, which appears further in this Annual Report.

Changes in Internal Control over Financial Reporting - During the three months ended December 31, 2018, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control for financial reporting.

Item 9B.	Other Information

None.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and the Board of Directors of ManTech International Corporation
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of ManTech International Corporation and subsidiaries (the “Company”) as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2018, of the Company and our report dated February 22, 2019 expressed an unqualified opinion on those financial statements.
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
February 22, 2019

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information concerning our directors and executive officers required by Item 401 of Regulation S-K is included under the captions “Election of Directors” and “Executive Officers,” respectively, in our definitive Proxy Statement to be filed with the Securities and Exchange Commission (SEC) in connection with our 2019 Annual Meeting of Stockholders (the “2019 Proxy Statement”), and that information is incorporated by reference in this Annual Report on Form 10-K.

The information required by Item 405 of Regulation S-K concerning compliance with Section 16(a) of the Exchange Act is included under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in our 2019 Proxy Statement, and that information is incorporated by reference in this Annual Report on Form 10-K.

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

The information required by Item 407(d)(4) of Regulation S-K concerning the Audit Committee is included under the caption “Committees of the Board of Directors - Audit Committee” in our 2019 Proxy Statement and that information is incorporated by reference in this Annual Report on Form 10-K.

The information required by Item 407(d)(5) of Regulation S-K concerning the designation of an audit committee financial expert is included under the caption “Committees of the Board of Directors - Audit Committee” in our 2019 Proxy Statement and that information is incorporated by reference in this Annual Report on Form 10-K.

Item 11.	Executive Compensation

The information required by this Item is included under the captions “Non-Employee Director Compensation Table,” “Certain Relationships and Related Person Transactions - Compensation Committee Interlocks and Insider Participation,” “Compensation Committee Report” and “Compensation Discussion and Analysis” and the related text and tables in our 2019 Proxy Statement and that information is incorporated by reference in this Annual Report on Form 10-K.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 403 of Regulation S-K is included under the caption “Beneficial Ownership of Our Stock” in our 2019 Proxy Statement, and that information is incorporated by reference in this Annual Report on Form 10-K.

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides information as of December 31, 2018 with respect to compensation plans (including individual compensation arrangements) under which our equity securities are authorized for issuance.

Equity Compensation Plan Information
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	1,093,400	$45.34	6,113,209
Equity compensation plans not approved by security holders	—	—	—
Total	1,093,400	$45.34	6,113,209

The plan contains a formula that automatically increases the number of securities available for issuance. The plan provides that the number of shares available for issuance under the plan automatically increases on the first trading day of January each calendar year during the term of the plan by an amount equal to 1.5% of the total number of shares outstanding (including all outstanding classes of common stock) on the last trading day in December of the immediately preceding calendar year, but provides that in no event should any such annual increase exceed 1,500,000 shares. On January 2, 2019, there were 596,422 shares added to the plan under this provision.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is included under the captions “Certain Relationships and Related Person Transactions” and “Corporate Governance - Director Independence” in our 2019 Proxy Statement and that information is incorporated by reference in this Annual Report on Form 10-K.

Item 14.	Principal Accounting Fees and Services

The information required by this Item is included under the caption “Ratification of Appointment of Independent Auditors” in our 2019 Proxy Statement and that information is incorporated by reference in this Annual Report on Form 10-K.

PART IV

Item 15.	Exhibits, Financial Statement Schedule

(a) The following documents are filed as a part of this Annual Report on Form 10-K:

(1)All financial statements:

(2)Financial statement schedule:

SCHEDULE NO.	DESCRIPTION	PAGE
Schedule II	Valuation and Qualifying Accounts for the years ended December 31, 2018, 2017 and 2016	72

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

10.5*
ManTech International Corporation 2018 Executive Incentive Compensation Plan, adopted on March 6, 2018 in which our executive officers participate (incorporated herein by reference from registrant’s Current Report on Form 8-K, as filed with the SEC on March 9, 2018).

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
10.14*
Form of the Time-Based Restricted Stock Unit Award Agreement granted under the Management Incentive Plan (incorporated herein by reference from registrant's Current Report on Form 8-K, as filed with the SEC on March 9, 2018).

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
101
The following materials from ManTech International Corporation's Annual Report on Form 10-K for the year ended December 31, 2018, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at December 31, 2018 and 2017; (ii) Consolidated Statements of Income for the Years Ended December 31, 2018, 2017 and 2016; (iii) Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2018, 2017 and 2016; (iv) Consolidated Statements of Changes in Stockholders' Equity for the Years Ended December 31, 2018, 2017 and 2016; (v) Consolidated Statements of Cash Flows for the Years Ended December 31, 2018, 2017 and 2016; and (vi) Notes to Consolidated Financial Statements.

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

MANTECH INTERNATIONAL CORPORATION

By:	/s/ KEVIN M. PHILLIPS
Name:	Kevin M. Phillips
Title:	President and Chief Executive Officer
Date:	February 22, 2019

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

Name and Signature	Title	Date

/s/ GEORGE J. PEDERSEN	Executive Chairman and Chairman of the Board of Directors	February 22, 2019
George J. Pedersen

/s/ KEVIN M. PHILLIPS	President, Chief Executive Officer and Director	February 22, 2019
Kevin M. Phillips	(Principal Executive Officer)

/s/ JUDITH L. BJORNAAS	Chief Financial Officer	February 22, 2019
Judith L. Bjornaas	(Principal Financial Officer and Principal Accounting Officer)

/s/ RICHARD L. ARMITAGE	Director	February 22, 2019
Richard L. Armitage

/s/ MARY K. BUSH	Director	February 22, 2019
Mary K. Bush

/s/ BARRY G. CAMPBELL	Director	February 22, 2019
Barry G. Campbell

/s/ RICHARD J. KERR	Director	February 22, 2019
Richard J. Kerr

/s/ KENNETH A. MINIHAN	Director	February 22, 2019
Kenneth A. Minihan

SCHEDULE II

Valuation and Qualifying Accounts

Activities in our allowance accounts for the years ended December 31, 2018, 2017 and 2016 were as follows (in thousands):

Doubtful Accounts
	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions	Other*	Balance at End of Period
2016	$8,473	—	(215)	(750)	$7,508
2017	$7,508	—	—	(1,351)	$6,157
2018	$6,157	—	—	76	$6,233

*	Other represents doubtful account reserves released or recorded as part of net revenues for estimated customer disallowances.

Deferred Tax Asset Valuation
	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions	Other	Balance at End of Period
2016	$—	272	—	—	$272
2017	$272	444	—	1	$717
2018	$717	820	—	—	$1,537