Form 10-Q
period 2019-03-31
MANTECH INTERNATIONAL CORP
filed 2019-05-03
CIK 892537

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
__________________________________________
FORM 10-Q
__________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from              to
Commission File No. 000-49604
__________________________________________
ManTech International Corporation
(Exact Name of Registrant as Specified in its Charter)
__________________________________________

Delaware	22-1852179
State or Other Jurisdiction of Incorporation or Organization	I.R.S. Employer Identification No.

2251 Corporate Park Drive, Herndon, VA	20171
Address of Principal Executive Offices	Zip Code
(703) 218-6000
Registrant’s Telephone Number, Including Area Code
__________________________________________
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A Common Stock	MANT	Nasdaq
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No
As of May 1, 2019 there were 26,693,060 shares outstanding of our Class A common stock and 13,188,045 shares outstanding of our Class B common stock.

MANTECH INTERNATIONAL CORPORATION
FORM 10-Q
FOR THE QUARTER ENDED March 31, 2019

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

MANTECH INTERNATIONAL CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands Except Share and Per Share Amounts)

	(unaudited)
	March 31, 2019	December 31, 2018
ASSETS
Cash and cash equivalents	$120,535	$5,294
Receivables—net	390,851	405,378
Prepaid expenses	21,356	23,398
Other current assets	4,776	5,915
Total Current Assets	537,518	439,985
Goodwill	1,085,806	1,085,806
Other intangible assets—net	167,092	171,962
Operating lease right of use assets	119,807	—
Property and equipment—net	54,479	51,427
Employee supplemental savings plan assets	33,606	30,501
Investments	11,817	11,830
Other assets	13,529	12,360
TOTAL ASSETS	$2,023,654	$1,803,871
LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Accounts payable and accrued expenses	$128,746	$126,066
Accrued salaries and related expenses	82,384	89,058
Contract liabilities	28,830	28,209
Operating lease liabilities—current	26,260	—
Total Current Liabilities	266,220	243,333
Long term debt	96,000	7,500
Deferred income taxes	111,714	108,956
Operating lease liabilities—long term	104,465	—
Accrued retirement	31,238	30,999
Other long-term liabilities	830	11,889
TOTAL LIABILITIES	610,467	402,677
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY
Common stock, Class A—$0.01 par value; 150,000,000 shares authorized; 26,916,995 and 26,817,513 shares issued at March 31, 2019 and December 31, 2018; 26,672,882 and 26,573,400 shares outstanding at March 31, 2019 and December 31, 2018	269	268
Common stock, Class B—$0.01 par value; 50,000,000 shares authorized; 13,188,045 and 13,188,045 shares issued and outstanding at March 31, 2019 and December 31, 2018	132	132
Additional paid-in capital	508,605	506,970
Treasury stock, 244,113 and 244,113 shares at cost at March 31, 2019 and December 31, 2018	(9,158)	(9,158)
Retained earnings	913,429	903,084
Accumulated other comprehensive loss	(90)	(102)
TOTAL STOCKHOLDERS’ EQUITY	1,413,187	1,401,194
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,023,654	$1,803,871
See notes to condensed consolidated financial statements.

MANTECH INTERNATIONAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In Thousands Except Per Share Amounts)

	(unaudited) Three months ended March 31,
	2019	2018
REVENUE	$501,930	$473,236
Cost of services	431,083	403,933
General and administrative expenses	42,315	42,882
OPERATING INCOME	28,532	26,421
Interest expense	(484)	(734)
Interest income	190	15
Other income (expense), net	(42)	4
INCOME FROM OPERATIONS BEFORE INCOME TAXES AND EQUITY METHOD INVESTMENTS	28,196	25,706
Provision for income taxes	(7,066)	(5,679)
Equity in earnings (losses) of unconsolidated subsidiaries	(12)	40
NET INCOME	$21,118	$20,067
BASIC EARNINGS PER SHARE:
Class A common stock	$0.53	$0.51
Class B common stock	$0.53	$0.51
DILUTED EARNINGS PER SHARE:
Class A common stock	$0.53	$0.51
Class B common stock	$0.53	$0.51

See notes to condensed consolidated financial statements.

MANTECH INTERNATIONAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In Thousands)

	(unaudited) Three months ended March 31,
	2019	2018
NET INCOME	$21,118	$20,067
OTHER COMPREHENSIVE INCOME (LOSS):
Cumulative-effect adjustment for adoption of Accounting Standards Update 2018-02	(24)	—
Translation adjustments, net of tax	12	11
Total other comprehensive income (loss)	(12)	11
COMPREHENSIVE INCOME	$21,106	$20,078

See notes to condensed consolidated financial statements.

MANTECH INTERNATIONAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(In Thousands)

	(unaudited) Three months ended March 31,
	2019	2018
Common Stock, Class A
At beginning of period	$268	$263
Stock option exercises	1	2
Stock-based compensation expense	—	1
At end of period	269	266
Common Stock, Class B
At beginning of period	132	132
At end of period	132	132
Additional Paid-In Capital
At beginning of period	506,970	492,030
Stock option exercises	1,681	5,994
Payment consideration to tax authority on employees' behalf	(1,357)	(2,723)
Stock-based compensation expense	1,311	1,053
At end of period	508,605	496,354
Treasury Stock, at cost
At beginning of period	(9,158)	(9,158)
At end of period	(9,158)	(9,158)
Retained Earnings
At beginning of period	903,084	860,027
Net income	21,118	20,067
Dividends	(10,749)	(9,867)
Cumulative-effect adjustment for adoption of Accounting Standards Update 2018-02	(24)	—
Cumulative-effect adjustment for adoption of Accounting Standards Update 2014-09	—	587
At end of period	913,429	870,814
Accumulated Other Comprehensive Loss
At beginning of period	(102)	(320)
Translation adjustments, net of tax	12	11
At end of period	(90)	(309)
Total Stockholders' Equity	$1,413,187	$1,358,099

See notes to condensed consolidated financial statements.

MANTECH INTERNATIONAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)

	(unaudited) Three months ended March 31,
	2019	2018
CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES:
Net income	$21,118	$20,067
Adjustments to reconcile net income to net cash flow from (used in) operating activities:
Depreciation and amortization	12,644	13,209
Noncash lease expense	6,814	—
Deferred income taxes	2,758	3,969
Stock-based compensation expense	1,311	1,054
Equity in (earnings) losses of unconsolidated subsidiaries	12	(40)
Change in assets and liabilities—net of effects from acquired businesses:
Receivables—net	14,527	(45,458)
Prepaid expenses	(1,463)	(5,616)
Other current assets	1,139	2,361
Employee supplemental savings plan asset	(3,105)	255
Accounts payable and accrued expenses	3,923	4,980
Accrued salaries and related expenses	(6,674)	(9,873)
Contract liabilities	621	(397)
Operating lease liabilities	(6,752)	—
Accrued retirement	239	(2,224)
Other	227	(302)
Net cash flow from (used in) operating activities	47,339	(18,015)
CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES:
Purchases of property and equipment	(7,238)	(6,574)
Deferred contract costs	(1,892)	(295)
Investment in capitalized software for internal use	(1,024)	(2,097)
Net cash used in investing activities	(10,154)	(8,966)
CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES:
Borrowing under revolving credit facility	240,000	191,000
Repayments under revolving credit facility	(151,500)	(156,500)
Dividends paid	(10,744)	(9,861)
Proceeds from exercise of stock options	1,682	5,996
Payment consideration to tax authority on employees' behalf	(1,357)	(2,723)
Principal paid on financing leases	(25)	—
Net cash flow from financing activities	78,056	27,912
NET CHANGE IN CASH AND CASH EQUIVALENTS	115,241	931
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	5,294	9,451
CASH AND CASH EQUIVALENTS, END OF PERIOD	$120,535	$10,382
SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest	$378	$647
Cash paid for income taxes, net of refunds	$(6)	$(3)
Noncash investing and financing activities:
Operating lease liabilities arising from obtaining right of use assets	$7,924	$—
Finance lease liabilities arising from obtaining right of use assets	$203	$—
Capital expenditures incurred but not yet paid	$1,358	$3,653
See notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2019
UNAUDITED

1.	Description of the Business

ManTech International Corporation (depending on the circumstances, “ManTech” “Company” “we” “our” “ours” or “us”) provide mission-focused technology solutions and services for U.S. defense, intelligence community and federal civilian agencies. In business more than 50 years, we excel in full-spectrum cyber, data collection & analytics, enterprise information technology (IT), systems and software engineering solutions that support national and homeland security.

2.	Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and note disclosures normally included in the annual financial statements, prepared in accordance with accounting principles generally accepted in the U.S., have been condensed or omitted pursuant to those rules and regulations. The preparation of these condensed consolidated financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses. We recommend that you read these condensed consolidated financial statements in conjunction with the audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018, previously filed with the SEC. We believe that the condensed consolidated financial statements in this Form 10-Q reflect all adjustments that are necessary to fairly present the financial position, results of operations and cash flows for the interim periods presented. The results of operations for such interim periods are not necessarily indicative of the results that can be expected for the full year.

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

We derive revenue from contracts with customers primarily from contracts with the U.S. government in the areas of defense, intelligence, homeland security and other federal civilian agencies. Substantially all of our revenue is derived from services and solutions provided to the U.S. government or to prime contractors supporting the U.S. government, including services by our employees and our subcontractors, and solutions that include third-party hardware and software that we purchase and integrate as a part of our overall solutions. Customer requirements may vary from period-to-period depending on specific contract and customer requirements. We provide our services and solutions under three types of contracts: cost-reimbursable, fixed-price and time-and-materials. Under cost-reimbursable contracts, we are reimbursed for costs that are determined to be reasonable, allowable and allocable to the contract and paid a fee representing the profit margin negotiated between us and the contracting agency, which may be fixed or performance based. Under fixed-price contracts, we perform specific tasks for a fixed price. Fixed-price contracts may include either a product delivery or specific service performance over a defined period. Under time-and-materials contracts, we are reimbursed for labor at fixed hourly rates and generally reimbursed separately for allowable materials, costs and expenses at cost. We typically recognize revenue for time and material contracts under the "right to invoice" model.

For contracts that do not meet the criteria to measure performance as a right to invoice, or under the series guidance, we utilize an Estimate at Completion process to measure progress toward completion. We typically estimate progress towards completion based on cost incurred or direct labor incurred. As part of this process, we review information including, but not limited to, any outstanding key contract matters, progress towards completion and the related program schedule, identified risks and opportunities and the related changes in estimates of revenue and costs. The risks and opportunities include judgments about the ability and cost to achieve the contract milestones and other technical contract requirements. We make assumptions and estimates regarding labor productivity and availability, the complexity of the work to be performed, the availability of materials, the length of time to complete the performance obligation, execution by our subcontractors, the availability and timing of funding from our customer and overhead cost rates, among other variables. A significant change in one or more of these estimates could affect the timing in which we recognize revenue on our contracts. For the three months ended March 31, 2019, the aggregate impact of adjustments in contract estimates increased our revenue by $3.2 million.

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

The following tables disclose revenue (in thousands) by contract type, customer, prime or subcontractor and geography for the periods presented.

	Three months ended March 31,
	2019	2018
Cost-reimbursable	$359,765	$309,047
Fixed-price	47,102	116,171
Time-and-materials	95,063	48,018
Revenue	$501,930	$473,236

	Three months ended March 31,
	2019	2018
Department of Defense and intelligence agencies	$389,829	$333,914
Federal civilian agencies	101,188	128,233
State agencies, international agencies and commercial entities	10,913	11,089
Revenue	$501,930	$473,236

	Three months ended March 31,
	2019	2018
Prime contractor	$446,519	$422,233
Subcontractor	55,411	51,003
Revenue	$501,930	$473,236

	Three months ended March 31,
	2019	2018
U.S.	$494,660	$466,025
International	7,270	7,211
Revenue	$501,930	$473,236

The following table discloses contract receivables (in thousands):

	March 31, 2019	December 31, 2018
Billed receivables	$304,214	$301,716
Unbilled receivables	92,843	109,895
Allowance for doubtful accounts	(6,206)	(6,233)
Receivables—net	$390,851	$405,378

Receivables at March 31, 2019 are expected to be substantially collected within one year except for approximately $0.9 million, of which 100% is related to receivables from sales to the U.S. government or from contracts in which we acted as a subcontractor to other contractors selling to the U.S. government. We have one contract which accounts for 11.4% of our accounts receivable balance. We do not believe that we have significant exposure to credit risk as billed receivable and unbilled receivables are primarily due from the U.S. government. The allowance for doubtful accounts represents our estimate for exposure to compliance, contractual issues and bad debts related to prime contractors.

The following table discloses contract liabilities (in thousands):

	March 31, 2019	December 31, 2018
Contract liabilities	$28,830	$28,209

For the three months ended March 31, 2019, the amount of revenue that was included in the opening contract liabilities balance was $18.0 million.

The remaining performance obligation as of March 31, 2019 is $2.7 billion. The following table discloses when we expect to recognize the remaining performance obligation as revenue (in billions):

For the remaining nine months ending December 31, 2019	For the year ending
	December 31, 2020	December 31, 2021	Thereafter
$1.4	$0.8	$0.4	$0.1

4.	Leases

The Financial Accounting Standards Board (FASB) issued ASC 842, Leases, to increase transparency and comparability among organizations by requiring the recognition of right of use (ROU) assets and lease liabilities on the balance sheet. Most prominent among the changes in ASC 842 is the recognition of ROU assets and lease liabilities by lessees for those leases classified as operating leases. Under the standard, disclosures are required to meet the objective of enabling users of financial statements to assess the amount, timing and uncertainty of cash flows arising from leases. We are also required to recognize and measure leases existing at, or entered into after, the beginning of the earliest comparative period presented using a modified retrospective approach, with certain practical expedients available.

We elected to adopt ASC 842 on January 1, 2019, resulting in us recording operating lease liabilities of $129.6 million and operating lease right of use assets of $118.7 million. We elected the practical expedient to recognize the lease payments related to short-term leases as profit or loss on a straight-line basis over the lease term and variable lease payments in the period in which the obligation for those payment is incurred. We also elected the following transition related practical expedients: not to reassess whether expired or existing contracts are or contain leases, not to reassess lease classification as determined under ASC 840 and not to reassess initial direct costs from any existing lease. We also elected the practical expedient as an accounting election not to separate nonlease components from lease components on all classes of underlying assets. Our leases include nonlease components such as common area maintenance (CAM), utilities and operating expenses. We also implemented internal controls and key system functionality to enable the preparation of financial information upon adoption. ASC 842 had a material impact on our condensed consolidated balance sheets, but did not have an impact on our condensed consolidated income statements. The most significant impact was the recognition of ROU assets and lease liabilities for operating leases, while our accounting for finance leases remained substantially unchanged.

We determine if a contract is or contains a lease at inception. A contract is or contains a lease if the contract conveys the right to control the use of identified property or equipment (an identified asset) for a period of time in exchange for consideration. We have the right to control the use of the identified asset when we have both of the following: the right to obtain substantially all of the economic benefits from use of the identified asset and the right to direct the use of the identified asset. In making this determination, we consider all relevant facts and circumstances. We reassess whether a contract is or contains a lease only if the terms and conditions of the contract are changed. We account for lease components and nonlease components associated with a lease as a single lease component. Operating leases are included in Operating lease ROU assets, Operating lease liabilities—current and Operating lease liabilities—long term on our condensed consolidated balance sheets. Finance leases are included in Property and equipment—net, Accounts payable and other accrued expenses and Other long-term liabilities on our condensed consolidated balance sheets.

Our ROU asset is recognized as the lease liability, any initial indirect costs and any prepaid lease payments, less any lease incentives. Our lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at commencement date. Our lease payments consist of amounts relating to the use of the underlying asset during the lease term, specifically fixed payments, payment to be made in optional periods when we are reasonably certain to exercise an option to extend the lease or not to exercise an option to terminate the lease and the amounts probable of being owned by us under residual guarantees. Our variable lease payments are excluded in measuring ROU asset and lease liability because they do not depend on an index or a rate or are not in substance fixed payments. We exclude lease incentives and initial direct cost incurred from our lease payments. Our leases typically do not provide an implicit rate, we use our incremental borrowing rate based on the information available at the commencement date in determining the present value of future payments.

For operating leases, after lease commencement, we measure our lease liability for each period at the present value of any remaining lease payments, discounted by using the rate determined at lease commencement. In our condensed consolidated statement of income, we recognize a single operating lease expense calculated on a straight-line basis over the remaining lease term. The amortization of the ROU asset increases each year as a result of the declining lease liability balance. Variable lease payments are not recognized in the measurement of the lease liability - they are recognized in the period in which the related obligation has been incurred.

For finance leases, after lease commencement, we measure our lease liability by using the effective interest rate method. In each period, the lease liability will be increased to reflect the interest that is accrued on the related lease liability by using the appropriate discount rate, offset by a decrease in the lease liability resulting from the periodic lease payments. We recognize the ROU asset at cost, reduced by any accumulated depreciation. The ROU asset is depreciated on a straight-line basis. Together, the interest expense and amortization expense result in a front-loaded expense profile. We will present interest expense and depreciation expense separately on our condensed consolidated statement of income.

We have operating and finance leases for real estate, transportation vehicles and equipment. Our variable lease payments do not depend on an index or a rate or are not in substance fixed payments. Our leases have remaining lease terms of 0.1 years to 11 years, some of which include options to extend the leases for up to 14 years, and some of which include options to terminate the leases within 1 year. Our transportation vehicles and equipment leases include a residual value guarantee, which is a guarantee made to the lessor that the value of the underlying asset returned to the lessor at the end of the lease will be at least a specific amount. We sublease some of our real estate lease space, resulting in sublease income of $23 thousand as of the three months ended March 31, 2019. We do not have any leases that have not yet commenced due to construction or design of the underlying asset. We recognize payments related to short-term leases (less than one year) as profit or loss on a straight-line basis over the lease term and variable leases payments in the period in which the obligation for those payment is incurred. As such, our short-term lease expense as of March 31, 2019 under ASC 842 was $1.4 million. For the three months ended March 31, 2019, we incurred variable lease costs of $0.5 million.

The balance sheet information related to our leases was as follows (dollars in thousands):

March 31, 2019
Operating Leases
Operating lease right of use assets	$119,807

Operating lease liabilities—current	$26,260
Operating lease liabilities—long term	104,465
Total operating lease liabilities	$130,725
Finance Leases
Property and equipment—gross	$504
Accumulated depreciation	(109)
Property and equipment—net	$395

Accounts payable and other accrued expenses	$112
Other long-term liabilities	293
Total finance lease liabilities	$405

The components of lease expense were as follows (in thousands):

Three months ended, March 31, 2019
Operating lease expenses	$7,789

Depreciation of right of use assets	$110
Interest on lease liabilities	9
Finance lease expenses	$119

The weighted average information related to leases was a follows:

March 31, 2019
Weighted Average Remaining Lease Term
Operating leases	5 years
Finance leases	4 years
Weighted Average Discount Rate
Operating leases	4%
Finance leases	5%

Future minimum lease payments under non-cancellable leases as of March 31, 2019 were as follows (in thousands):

	Operating Leases	Financing Leases
For the nine months ended December 31, 2019	$22,331	$118
2020	31,704	135
2021	28,610	115
2022	24,941	109
2023	20,661	12
Thereafter	16,404	—
Total future minimum lease payments	144,651	489
Less imputed interest	(13,926)	(84)
Total	$130,725	$405

5.	Earnings Per Share

Under ASC 260, Earnings per Share, the two-class method is an earnings allocation formula that determines earnings per share for each class of common stock according to dividends declared (or accumulated) and participation rights in undistributed earnings. Under that method, basic and diluted earnings per share data are presented for each class of common stock.

In applying the two-class method, we determined that undistributed earnings should be allocated equally on a per share basis between Class A and Class B common stock. Under our Certificate of Incorporation, the holders of the common stock are entitled to participate ratably, on a share-for-share basis as if all shares of common stock were of a single class, in such dividends as may be declared by the Board of Directors. During the three months ended March 31, 2019 and 2018, we declared and paid quarterly dividends in the amount of $0.27 per share and $0.25 per share, respectively, on both classes of common stock.

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

The net income available to common stockholders and weighted average number of common shares outstanding used to compute basic and diluted earnings per share for each class of common stock are as follows (in thousands, except per share amounts):

	Three months ended March 31,
	2019	2018
Distributed earnings	$10,749	$9,867
Undistributed earnings	10,369	10,200
Net income	$21,118	$20,067

Class A common stock:
Basic net income available to common stockholders	$14,116	$13,333
Basic weighted average common shares outstanding	26,584	26,115
Basic earnings per share	$0.53	$0.51

Diluted net income available to common stockholders	$14,157	$13,403
Effect of potential exercise of stock options	235	410
Diluted weighted average common shares outstanding	26,819	26,525
Diluted earnings per share	$0.53	$0.51

Class B common stock:
Basic net income available to common stockholders	$7,002	$6,734
Basic weighted average common shares outstanding	13,188	13,189
Basic earnings per share	$0.53	$0.51

Diluted net income available to common stockholders	$6,961	$6,664
Diluted weighted average common shares outstanding	13,188	13,189
Diluted earnings per share	$0.53	$0.51

For the three months ended March 31, 2019 and 2018, options to purchase 514,224 shares and 310,745 shares, respectively, were outstanding but not included in the computation of diluted earnings per share because the options' effect would have been anti-dilutive. For the three months ended March 31, 2019 and 2018, there were 51,089 shares and 203,854 shares, respectively, issued from the exercise of stock options. For the three months ended March 31, 2019 and 2018 there were 72,188 shares and 86,233 shares issued from the vesting of restricted stock units.

6.	Property and Equipment

Major classes of property and equipment are summarized as follows (in thousands):

	March 31, 2019	December 31, 2018
Furniture and equipment	$105,934	$97,577
Leasehold improvements	43,529	43,065
Finance leases	504	—
Property and equipment—gross	149,967	140,642
Accumulated depreciation and amortization	(95,488)	(89,215)
Property and equipment—net	$54,479	$51,427

Depreciation and amortization expense related to property and equipment for the three months ended March 31, 2019 and 2018 was $6.3 million and $5.9 million, respectively.

7.	Goodwill and Other Intangible Assets

There was no change in the carrying amount of goodwill during the three months ended March 31, 2019. The change in the carrying amount of goodwill during the year ended December 31, 2018 is as follows (in thousands):

Goodwill Balance
Goodwill at December 31, 2017	$1,084,560
Acquisition fair value adjustment	1,246
Goodwill at December 31, 2018	$1,085,806

Other intangible assets consisted of the following (in thousands):

	March 31, 2019			December 31, 2018
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Other intangible assets:
Contract and program intangible assets	$355,932	$205,977	$149,955	$355,932	$201,298	$154,634
Capitalized software cost for internal use	51,836	34,699	17,137	50,925	33,597	17,328
Total other intangible assets—net	$407,768	$240,676	$167,092	$406,857	$234,895	$171,962

Amortization expense relating to intangible assets for the three months ended March 31, 2019 and 2018 was $5.8 million and $7.1 million. We estimate that we will have the following amortization expense for the future periods indicated below (in thousands):

For the remaining nine months ending December 31, 2019	$16,814
For the year ending:
December 31, 2020	$21,758
December 31, 2021	$19,028
December 31, 2022	$16,434
December 31, 2023	$13,464
December 31, 2024	$12,199

8.	Debt

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

The terms of the credit agreement permit prepayment and termination of the loan commitments at any time, subject to certain conditions. The credit agreement requires us to comply with specified financial covenants, including the maintenance of certain leverage ratios and a certain consolidated coverage ratio. The credit agreement also contains various covenants, including affirmative covenants with respect to certain reporting requirements and maintaining certain business activities, and negative covenants that, among other things, may limit or impose restrictions on our ability to incur liens, incur additional indebtedness, make investments, make acquisitions and undertake certain other actions. As of and during the three months ended March 31, 2019 and 2018, we were in compliance with the financial covenants under the credit agreement.

There was $96.0 million and $7.5 million outstanding on our revolving credit facility at March 31, 2019 and December 31, 2018, respectively. The maximum available borrowing under the revolving credit facility at March 31, 2019 was $396.3 million. As of March 31, 2019, we were contingently liable under letters of credit totaling $7.7 million, which reduces our availability to borrow under our revolving credit facility.

9.	Commitments and Contingencies

Contracts with the U.S. government, including subcontracts, are subject to extensive legal and regulatory requirements and, from time-to-time, agencies of the U.S. government, in the ordinary course of business, investigate whether our operations are conducted in accordance with these requirements and the terms of the relevant contracts. U.S. government investigations of us, whether related to our U.S. government contracts or conducted for other reasons, could result in administrative, civil or criminal liabilities, including repayments, fines or penalties being imposed upon us, or could lead to suspension or debarment from future U.S. government contracting activities. Management believes it has adequately reserved for any losses that may be experienced from any investigation of which it is aware. The Defense Contract Audit Agency has substantially completed our incurred cost audits through 2016 with no material adjustments. The remaining audits for 2017 through 2018 are not expected to have a material effect on our financial position, results of operations or cash flow and management believes it has adequately reserved for any losses.

In the normal course of business, we are involved in certain governmental and legal proceedings, claims and disputes and have litigation pending under several suits. We believe that the ultimate resolution of these matters will not have a material effect on our financial position, results of operations or cash flows, except for the matter noted below.

An officer of our Company is a party to a pending arbitration proceeding with a former employer that relates to certain breach of contract claims.  Pursuant to indemnification arrangements we have with this officer, we may be exposed to a potential loss related to this claim.  Pursuant to applicable accounting standards, we have determined that it is reasonably possible that an unfavorable outcome could cause us to incur a liability/loss under these indemnification arrangements. However, given the nature of the claim, the early stage of the process, the limitations on information and other factual details relating to the claims that are available to us at this time, and management’s intent to contest the matter vigorously, we are unable to make a reasonable estimate of loss at this time.  As such, we have not disclosed an amount of potential loss as of March 31, 2019.

We have $7.7 million outstanding on our letter of credit, of which $14 thousand is related to an outstanding performance bond in connection with a contract between ManTech MENA, LLC and Jadwalean International Operations and Management Company to fulfill technical support requirements for the Royal Saudi Air Force.

10.	Stock-Based Compensation

Our 2016 Management Incentive Plan (the Plan) was designed to attract, retain and motivate key employees. The types of awards available under the Plan include, among others, stock options, restricted stock and restricted stock units (RSUs). Equity awards granted under the Plan are settled in shares of Class A common stock. At the beginning of each year, the Plan provides that the number of shares available for issuance automatically increases by an amount equal to 1.5% of the total number of shares of Class A and Class B common stock outstanding on December 31st of the previous year. On January 2, 2019, there were 596,422 additional shares made available for issuance under the Plan. Through March 31, 2019, the Board of Directors has authorized the issuance of up to 15,148,321 shares under this Plan. Through March 31, 2019, the remaining aggregate number of shares of our common stock available for future grants under the Plan was 6,685,056. The Plan expires in March 2026.

The Plan is administered by the compensation committee of our Board of Directors, along with its delegates. Subject to the express provisions of the Plan, the committee has the Board of Directors’ authority to administer and interpret the Plan, including the discretion to determine the exercise price, vesting schedule, contractual life and the number of shares to be issued.

Stock Compensation Expense—For the three months ended March 31, 2019 and 2018, we recorded $1.3 million and $1.1 million of stock-based compensation expense. No compensation expense of employees with stock awards, including stock-based compensation expense, was capitalized during the periods. For the three months ended March 31, 2019 and 2018, we recorded $0.2 million and $1.1 million, respectively, to income tax benefit related to the exercise of stock options, vested cancellations and the vesting of restricted stock.

Stock Options—Under the Plan, we have issued stock options. A stock option gives the holder the right, but not the obligation to purchase a certain number of shares at a predetermined price for a specific period of time. We typically issue options that vest over three years in equal installments beginning on the first anniversary of the date of grant. Under the terms of the Plan, the contractual life of the option grants may not exceed eight years. During the three months ended March 31, 2019 and 2018, we issued options that expire five years from the date of grant.

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

The following weighted-average assumptions were used for option grants during the three months ended March 31, 2019 and 2018:

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

•
Dividend Yield—The Black-Scholes-Merton valuation model requires an expected dividend yield as an input. We have calculated our expected dividend yield based on an expected annual cash dividend of $1.08 per share.

The following table summarizes weighted-average assumptions used in our calculations of fair value for the three months ended March 31, 2019 and 2018:

	Three months ended March 31,
	2019	2018
Volatility	26.99%	26.34%
Expected life of options	3 years	3 years
Risk-free interest rate	2.39%	2.46%
Dividend yield	2.00%	2.00%

Stock Option Activity—The weighted-average fair value of options granted during the three months ended March 31, 2019 and 2018, as determined under the Black-Scholes-Merton valuation model, was $10.04 and $9.96, respectively. Option grants that vested during the three months ended March 31, 2019 and 2018 had a combined fair value of $1.2 million and $0.7 million, respectively.

The following table summarizes stock option activity for the year ended December 31, 2018 and the three months ended March 31, 2019:

	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value (in thousands)	Weighted Average Remaining Contractual Life
Stock options outstanding at December 31, 2017	1,169,408	$35.88	$16,731
Granted	466,828	$54.87
Exercised	(420,524)	$30.85	$12,411
Cancelled and expired	(122,312)	$43.85
Stock options outstanding at December 31, 2018	1,093,400	$45.34	$8,776
Granted	250,231	$53.52
Exercised	(51,089)	$32.61	$1,079
Cancelled and expired	(21,265)	$49.48
Stock options outstanding at March 31, 2019	1,271,277	$47.39	$8,846	4 years

Stock options exercisable at March 31, 2019	423,532	$38.93	$6,392	3 years

The following table summarizes non-vested stock options for the three months ended March 31, 2019:

	Number of Shares	Weighted Average Fair Value
Non-vested stock options at December 31, 2018	774,402	$8.77
Granted	250,231	$10.04
Vested	(157,473)	$7.38
Cancelled	(19,415)	$8.95
Non-vested stock options at March 31, 2019	847,745	$9.40

Unrecognized compensation expense related to non-vested awards was $7.3 million as of March 31, 2019, which is expected to be recognized over a weighted-average period of 2 years.

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

Restricted Stock Activity— There was no restricted stock activity during the three months ended March 31, 2019. The following table summarizes the restricted stock activity during the year ended December 31, 2018.

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

RSU Activity—For performance-based RSUs that vested in 2019 and 2018, each RSU awarded resulted in the issuance of 1.5 shares, which were issued net of applicable payroll tax withholdings. The following table summarizes the non-vested RSU activity during the year ended December 31, 2018 and the three months ended March 31, 2019:

	Number of Units	Weighted Average Fair Value
Non-vested RSUs at December 31, 2017	161,343	$31.36
Granted	76,713	$53.97
Vested	(87,200)	$28.40
Forfeited	(13,260)	$38.98
Non-vested RSUs at December 31, 2018	137,596	$45.11
Granted	88,955	$51.60
Vested	(53,688)	$40.56
Forfeited	(3,267)	$52.09
Non-vested RSUs at March 31, 2019	169,596	$49.81

11.	Subsequent Event

Management has evaluated subsequent events after the balance sheet date through the financial statements issuance date for appropriate accounting and disclosure.

Acquisition of Kforce Government Solutions

On April 1, 2019, we completed the acquisition of Kforce Government Solutions (KGS). KGS was a wholly owned subsidiary of the publicly traded commercial technology and staffing company Kforce, Inc. KGS provides IT solutions, transformation and management consulting, data analytics - most notably in the healthcare IT market. This acquisition will also expand our presence with important customers such as the Department of Veteran Affairs (VA). As specialists in serving the IT needs of defense and federal civilian agencies, KGS complements and builds on our core capabilities and solutions, adding the high-value specialty of health care IT. KGS has delivered innovation and sustainable solutions that transformed technology and business operations to drive enhanced mission execution for these customers. In addition to the VA, KGS's customers include the National Science Foundation, the Federal Reserve System, Defense Threat Reduction Agency, U.S. Air Force and U.S. Transportation Command. We funded the acquisition with cash on hand and borrowings under on revolving credit facility. The preliminary purchase price was $115.0 million.

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

Forward-looking statements may include, among other things, statements with respect to our financial condition, results of operations, prospects, business strategies, competitive position, growth opportunities, and plans and objectives of management. Such statements are subject to numerous assumptions, risks, uncertainties and other factors, many of which are outside of our control, and include, without limitations, the risks and uncertainties discussed in the section titled "Risk Factors" in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018.

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

•
Adverse changes in U.S. government spending for programs we support, whether due to changing mission priorities, socio-economic policies that reduce contracts that we may bid on, cost reduction and efficiency initiatives by our customers or federal budget constraints generally;

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

•	Failure to obtain option awards, task orders or funding under contracts;

•	Renegotiation, modification or termination of our contracts, or failure to perform in conformity with contract terms or our expectations;

•	Failure to successfully integrate acquired companies or businesses into our operations or to realize any accretive or synergistic effects from such acquisitions;

•	Increased exposure to risks associated with conducting business internationally;

•	Non-compliance with, or adverse changes in, complex U.S. government laws, procurement regulations or processes;

•	Adverse results of U.S. government audits or other investigations of our government contracts; and

•	Adverse change in business conditions that may cause our investments in recorded goodwill to become impaired.

We urge you not to place undue reliance on these forward-looking statements, which speak only as of the date of this Quarterly Report. We undertake no obligation to update any forward-looking statement made herein following the date of this Quarterly Report, whether as a result of new information, subsequent events or circumstances, changes in expectations or otherwise.

Overview

We provide mission-focused technology solutions and services for U.S. defense, intelligence community and federal civilian agencies. We excel in full-spectrum cyber, data collection & analytics, enterprise information technology (IT), systems and software engineering solutions that support national and homeland security.

As of February 15, 2019, all agencies of the U.S. federal government have funding through appropriations through Government fiscal year (GFY) 2019. Approximately 75% of the U.S. government including the Department of Defense had full year appropriations to begin the fiscal year. Appropriations for the Department of Defense include near term expansions that aligned with the Administration's stated priorities in dealing with significant global threats, readiness and force structure needs within the military, diplomatic, and cyber aggressions by both state and non-state actors.  A number of federal civilian agencies, including the Departments of Homeland Security and State operated under a Continuing Resolution through late December and then endured a 35-day lapse in funding prior to receiving appropriations in mid-February. We expect future appropriations to be debated with the consideration of policy priorities, national budget deficits, debt ceilings and the Budget Control Act.

We recommend that you read this discussion and analysis in conjunction with our Annual Report on Form 10-K for the fiscal year ended December 31, 2018, previously filed with the Securities and Exchange Commission.

Three Months Ended March 31, 2019 Compared to the Three Months Ended March 31, 2018

The following table sets forth certain items from our condensed consolidated statements of income and the relative percentage that certain items of expenses and earnings bear to revenue, as well as the period-to-period change from March 31, 2018 to March 31, 2019.

	Three months ended March 31,				Period-to-Period Change
	2019	2018	2019	2018	2018 to 2019
	Dollars		Percentage		Dollars	Percentage
	(dollars in thousands)
REVENUE	$501,930	$473,236	100.0%	100.0%	$28,694	6.1%
Cost of services	431,083	403,933	85.9%	85.4%	27,150	6.7%
General and administrative expenses	42,315	42,882	8.4%	9.0%	(567)	(1.3)%
OPERATING INCOME	28,532	26,421	5.7%	5.6%	2,111	8.0%
Interest expense	(484)	(734)	0.1%	0.2%	(250)	(34.1)%
Interest income	190	15	—%	—%	175	1,166.7%
Other income (expense), net	(42)	4	—%	—%	(46)	(1,150.0)%
INCOME FROM OPERATIONS BEFORE INCOME TAXES AND EQUITY METHOD INVESTMENTS	28,196	25,706	5.6%	5.4%	2,490	9.7%
Provision for income taxes	(7,066)	(5,679)	1.4%	1.2%	1,387	24.4%
Equity in earnings (losses) of unconsolidated subsidiaries	(12)	40	—%	—%	(52)	(130.0)%
NET INCOME	$21,118	$20,067	4.2%	4.2%	$1,051	5.2%

Revenue

The primary driver of our increase in revenues relates to revenue from new contract awards and growth on certain existing contracts, which were offset by contracts and tasks that ended and reduced scope of work on some contracts.

Cost of services

The increase in cost of services was primarily due to increases in revenue. As a percentage of revenue, direct labor costs were 48% for both the three months ended March 31, 2019 and 2018. As a percentage of revenues, other direct costs, which include subcontractors and third party equipment and materials used in the performance of our contracts, was 38% for the three months ended March 31, 2019, compared to 37% for the same period in 2018.

General and administrative expenses

The decrease in general and administrative expenses was primarily due to reduced bid and proposal spending and amortization of acquisition intangibles offset by increased spending on infrastructure. We expect general and administrative expenses as a percent of revenue to increase during the remainder of 2019 due to the acquisition of Kforce Government Solutions (KGS) and increased bid and proposal spending.

Interest expense

The decrease in interest expense was due to repayment of debt on our revolving line of credit. We expect interest expense to increase for the remainder of 2019 due to increased borrowings under our credit facility to fund the acquisition of KGS. For additional information, see Note 11 in our condensed consolidated financial statements in Item 1.

Provision for income taxes

Our effective tax rate is affected by recurring items, such as the relative amount of income we earn in various taxing jurisdictions and their tax rates. It is also affected by discrete items that may occur in any given year, but are not consistent from year-to-year. Our effective income tax rates were 25% and 22% for the three months ended March 31, 2019 and 2018, respectively. The primary driver of the increase in our effective tax rate was due to a reduction in the tax benefit related to stock-based compensation.

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

A variety of circumstances or events may cause changes in the amount of our backlog and funded backlog, including the execution of new contracts, the extension of existing contracts, the non-renewal or completion of current contracts, the early termination of contracts and adjustment to estimates for previously included contracts. Changes in the amount of our funded backlog also are affected by the funding cycles of the U.S. government.

At both March 31, 2019 and December 31, 2018, our backlog was $8.4 billion. Our funded backlog was $1.5 billion and $1.3 billion as of March 31, 2019 and December 31, 2018.

The following table reconciles our backlog to our remaining performance obligations as disclosed in Note 3 to our condensed consolidated financial statements in Item 1 (in billions):

March 31, 2019
Backlog	$8.4
Unexercised contract options	5.7
Remaining performance obligation	$2.7

Liquidity and Capital Resources

Our primary liquidity needs relate to managing working capital, financing acquisitions, making cash dividend payments, purchasing property and equipment and investing in capital software. Our primary sources of liquidity are cash from operating activities and borrowings under our revolving credit facility. On March 31, 2019, our cash and cash equivalents balance was $120.5 million. There were outstanding borrowings of $96.0 million under our revolving credit facility at March 31, 2019. The maximum available borrowings under our revolving credit facility at March 31, 2019 were $396.3 million. As of March 31, 2019, we were contingently liable under letters of credit totaling $7.7 million, which reduces our availability to borrow under our revolving credit facility.

Cash Flows From (Used In) Operating Activities

Our operating cash flow is primarily affected by our ability to invoice and collect from our customers in a timely manner, our management of vendor payments and the overall profitability of our contracts. We bill most of our customers monthly after services are rendered. Our accounts receivable days sales outstanding were 70 and 69 for the three months ended March 31, 2019 and 2018, respectively. For the three months ended March 31, 2019 and 2018, our net cash from (used in) operating activities was $47.3 million and $(18.0) million, respectively. The increase in net cash flows from operating activities during the three months ended March 31, 2019 when compared to the same period in 2018 was primarily due to the timing of receivables collection.

Cash Flows From (Used In) Investing Activities

For the three months ended March 31, 2019 our net cash used in investing activities was $10.2 million, which was primarily due to the purchase of equipment to support a managed IT service contract, infrastructure investments and capitalized software for internal use. For the three months ended March 31, 2018 our net cash used in investing activities was $9.0 million, which was primarily due to the purchase of equipment to support a managed IT service contract, infrastructure investments and capitalized software for internal use.

Cash Flows From (Used in) Financing Activities

For the three months ended March 31, 2019, our net cash flow from financing activities was $78.1 million, which was primarily due to net borrowings under revolving credit facility and dividend payments. The net increase in borrowings for the three months ended March 31, 2019 is due to funding requirements to acquire Kforce Government Solutions on April 1, 2019. For the three months ended March 31, 2018, our net cash flow from financing activities were $27.9 million, which were primarily due to net borrowings under our revolving credit facility and exercise of stock options partially offset by dividend payments.

Revolving Credit Facility

We maintain a credit agreement with a syndicate of lenders led by Bank of America, N.A., as sole administrative agent. The credit agreement provides for a $500 million revolving credit facility, with a $75 million letter of credit sublimit and a $30 million swing line loan sublimit. The credit agreement also includes an accordion feature that permits us to arrange with the lenders for the provision of additional commitments. The maturity date is August 17, 2022. Borrowings under our credit agreement are collateralized by substantially all the assets of us and our Material Subsidiaries (as defined in the credit agreement) and bear interest at one of the following variable rates as selected by us at the time of borrowing: a London Interbank Offer Rate based rate plus market spreads (1.25% to 2.25% based on our consolidated total leverage ratio) or Bank of America's base rate plus market spreads (0.25% to 1.25% based on our consolidated total leverage ratio). There were outstanding borrowings of $96.0 million on our revolving credit facility at March 31, 2019. As of and during the three months ended March 31, 2019, we were in compliance with the financial covenants under the credit agreement.

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

Dividend

During the three months ended March 31, 2019 and 2018, we declared and paid quarterly dividends in the amount of $0.27 per share and $0.25 per share, respectively, on both classes of our common stock. While we expect to continue the cash dividend program, any future dividends declared will be at the discretion of our Board of Directors and will depend, among other factors, upon our results of operations, financial condition and cash requirements, as well as such other factors that our Board of Directors deems relevant.

Off-Balance Sheet Arrangements

In the ordinary course of business, we use letters of credit issued to satisfy certain contractual terms with our customers. As of March 31, 2019, $7.7 million in letters of credit were issued but undrawn. We have an outstanding performance bond in connection with a contract between ManTech MENA, LLC and Jadwalean International Operations and Management Company to fulfill technical support requirements for the Royal Saudi Air Force. This performance bond is guaranteed by a letter of credit in the amount of $14 thousand.

Critical Accounting Estimates and Policies

Critical accounting policies are defined as those that are reflective of significant judgments and uncertainties, and potentially result in materially different results under different assumptions and conditions. Application of these policies is particularly important to the portrayal of our financial condition and results of operations. The discussion and analysis of our financial condition and results of operations are based on our condensed consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles (GAAP). The preparation of these condensed consolidated financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses. Actual results may differ from these estimates under different assumptions or conditions. Our significant accounting policies for 2018 are described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018, previously filed with the SEC. There have been no material changes to our critical accounting estimates and policies from those discussed in our 2018 Annual Report on Form 10-K, other than lease accounting associated with the implementation of ASC 842, which is described below.

Lease Accounting

We determine if a contract is or contains a lease at inception. A contract is or contains a lease if the contract conveys the right to control the use of identified property or equipment (an identified asset) for a period of time in exchange for consideration. We have the right to control the use of the identified asset when we have both of the following: the right to obtain substantially all of the economic benefits from use of the identified asset and the right to direct the use of the identified asset. In making this determination, we consider all relevant facts and circumstances. We reassess whether a contract is or contains a lease only if the terms and conditions of the contract are changed. We account for lease components and nonlease components associated with a lease as a single lease component. Operating leases are included in Operating lease ROU assets, Operating lease liabilities—current and Operating lease liabilities—long term on our condensed consolidated balance sheets. Finance leases are included in Property and equipment—net, Accounts payable and other accrued expenses and Other long-term liabilities on our condensed consolidated balance sheets.

Our ROU asset is recognized as the lease liability, any initial indirect costs and any prepaid lease payments, less any lease incentives. Our lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at commencement date. Our lease payments consist of amounts relating to the use of the underlying asset during the lease term, specifically fixed payments, payment to be made in optional periods when we are reasonably certain to exercise an option to extend the lease or not to exercise an option to terminate the lease and the amounts probable of being owned by us under residual guarantees. Our variable lease payments are excluded in measuring ROU asset and lease liability because they do not depend on an index or a rate or are not in substance fixed payments. We exclude lease incentives and initial direct cost incurred from our lease payments. Our leases typically do not provide an implicit rate, we use our incremental borrowing rate based on the information available at the commencement date in determining the present value of future payments.

For operating leases, after lease commencement, we measure our lease liability for each period at the present value of any remaining lease payments, discounted by using the rate determined at lease commencement. In our condensed consolidated statement of income, we recognize a single operating lease expense calculated on a straight-line basis over the remaining lease term. The amortization of the ROU asset increases each year as a result of the declining lease liability balance. Variable lease payments are not recognized in the measurement of the lease liability - they are recognized in the period in which the related obligation has been incurred.

For finance leases, after lease commencement, we measure our lease liability by using the effective interest rate method. In each period, the lease liability will be increased to reflect the interest that is accrued on the related lease liability by using the appropriate discount rate, offset by a decrease in the lease liability resulting from the periodic lease payments. We recognize the ROU asset at cost, reduced by any accumulated depreciation. The ROU asset is depreciated on a straight-line basis. Together, the interest expense and amortization expense result in a front-loaded expense profile. We will present interest expense and depreciation expense separately on our condensed consolidated statement of income.

Recently Adopted Accounting Standards Updates

ASU 2016-02, Leases (Topic 842) supersedes the leases requirements in Topic 840, Leases. The objective of Topic 842 is to establish the principles that lessees and lessors should apply to report useful information to users of financial statements about the amount, timing and uncertainty of cash flows arising from a lease. We elected to adopt using the modified retrospective method at the beginning of the period of adoption, January 1, 2019, through the recognition of a lease liability and corresponding right of use asset. We elected the following transition related practical expedients; not to reassess whether any expired or existing contracts are or contain leases, not to reassess lease classification as determined under ASC 840 and, not to reassess initial direct costs for any existing lease. We have also elected not to apply the recognition and measurement requirements to short-term leases (less than 1 year). Additional details are included in Note 4 in our condensed consolidated financial statements in Item 1.

ASU 2018-02, Income Statement—Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income, which helps organizations reclassify certain stranded income tax effects in accumulated other comprehensive income resulting from the Tax Cuts and Jobs Act of 2017 (TCJA), enacted on December 22, 2017. We elected to adopt this ASU at the beginning of the period of adoption, January 1, 2019. We recorded an adjustment to the 2019 opening retained earnings in the amount of $24 thousand related to the change in the U.S. federal corporate tax rate.

Recently Issued But Not Yet Adopted ASUs

The FASB has issued ASU 2018-18, Collaborative Arrangements (Topic 808): Clarifying the Interaction between Topic 808 and Topic 606, which resolves the diversity in practice concerning the manner in which entities account for transactions on the basis of their view of the economics of the collaborative arrangement. A collaborative arrangement, as defined by the guidance in Topic 808, is a contractual arrangement under which two or more parties actively participate in a joint operating activity and are exposed to significant risks and rewards that depend on the activity’s commercial success. In particular, the amendments in ASU 2018-18 (1) clarify that certain transactions between collaborative participants should be accounted for as revenue under Topic 606 when the collaborative participant is a customer in the context of the unit of account, and that, in those situations, all the guidance in Topic 606 should be applied, including recognition, measurement, presentation and disclosure requirements; (2) add unit-of-account guidance in Topic 808 to align with the guidance in Topic 606 (i.e., a distinct good or service), limited to when an entity is assessing whether the collaborative arrangement or a part of the arrangement is within the scope of Topic 606; and (3) clarify that in a transaction that is not directly related to sales to third parties, presenting the transaction as revenue would be precluded if the collaborative participant counterparty was not a customer. The amendments are effective for fiscal years beginning after December 15, 2019, and for interim periods within those fiscal years. Note that early adoption is permitted, including adoption in any interim period for public business entities for periods for which financial statements have not yet been issued. We are currently evaluating the effect on our condensed consolidated financial statements.

The FASB has issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement, which focuses on improving the effectiveness of disclosures in the notes to financial statements by facilitating clear communication of the information required by GAAP that is most important to users of each entity’s financial statements. The amendments in ASU 2018-13 modify the disclosure requirements on fair value measurements in Topic 820, Fair Value Measurement. Specifically, the amendments in this ASU remove disclosure requirements in Topic 820 related to (1) the amount of, and reasons for, transfers between Level 1 and Level 2 of the fair value hierarchy; (2) the policy for timing of transfers between levels; (3) the valuation processes for Level 3 fair value measurements; and (4) for non-public entities, the changes in unrealized gains and losses for the period included in earnings for recurring Level 3 fair value measurements held at the end of the reporting period. The ASU also modifies disclosure requirements such that (1) in place of a rollforward for Level 3 fair value measurements, a non-public entity is required to disclose transfers into and out of Level 3 of the fair value hierarchy and purchases and issues of Level 3 assets and liabilities; (2) for investments in certain entities that calculate net asset value, an entity is required to disclose the timing of liquidation of an investee’s assets and the date that restrictions from redemption might lapse, only if the investee has communicated the timing to the entity or announced the timing publicly; and (3) it is clear that the measurement uncertainty disclosure is to communicate information about the uncertainty in measurement as of the reporting date. Additionally, the ASU adds disclosure requirements for public entities about (1) the changes in unrealized gains and losses for the period included in other comprehensive income for recurring Level 3 fair value measurements held at the end of the reporting period, and (2) the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements. The amendments are effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2019. The amendments regarding changes in unrealized gains and losses, the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements, and the narrative description of measurement uncertainty should be applied prospectively for only the most recent interim or annual period presented in the initial fiscal year of adoption. All other amendments should be applied retrospectively to all periods presented upon their effective date. Note that early application is permitted for all entities; moreover, an entity is allowed to early adopt any removed or modified disclosures upon issuance of this ASU and delay adoption of the additional disclosures until their effective date. We are currently evaluating when we will adopt this standard as well as its effect on our condensed consolidated financial statements.

As part of its disclosure framework project, the FASB has issued ASU 2018-14, Compensation—Retirement Benefits—Defined Benefit Plans—General (Subtopic 715-20): Disclosure Framework—Changes to the Disclosure Requirements for Defined Benefit Plans, which modify the disclosure requirements for employers that sponsor defined benefit pension or other postretirement plans. Specifically, certain disclosure requirements are removed from Subtopic 715-20, Compensation—Retirement Benefits—Defined Benefit Plans—General, including, among others, (1) the amounts in accumulated other comprehensive income expected to be recognized as components of net periodic benefit cost over the next fiscal year; (2) the disclosures related to the June 2001 amendments to the Japanese Welfare Pension Insurance Law; and (3) related party disclosures concerning the amount of future annual benefits covered by insurance and annuity contracts and significant transactions between the employer or related parties and the plan. Certain other disclosure requirements are added to Subtopic 715-20, including (1) the weighted-average interest crediting rates for cash balance plans and other plans with promised interest crediting rates; and (2) an explanation of the reasons for significant gains and losses related to changes in the benefit obligation for the period. Finally, the amendments in this ASU clarify disclosure requirements in Paragraph 715-20-50-3. The amendments are effective for fiscal years ending after December 15, 2020. We are currently evaluating the effect on our condensed consolidated financial statements.

The FASB has issued ASU 2018-15, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract (a consensus of the FASB Emerging Issues Task Force), which aims to reduce complexity in the accounting for costs of implementing a cloud computing service arrangement. In fact, ASU 2018-15 aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software license). Accordingly, the amendments in this ASU require an entity (customer) in a hosting arrangement that is a service contract to follow the guidance in Subtopic 350-40, Intangibles—Goodwill and Other—Internal-Use Software, in order to determine which implementation costs to capitalize as an asset related to the service contract and which costs to expense. Costs to develop or obtain internal-use software that cannot be capitalized under Subtopic 350-40 (e.g., training costs and certain data conversion costs) also cannot be capitalized for a hosting arrangement that is a service contract. Additionally, the amendments in this ASU require the entity (customer) to expense the capitalized implementation costs of a hosting arrangement that is a service contract over the term of the hosting arrangement (i.e., the noncancellable period of the arrangement plus periods covered by (1) an option to extend the arrangement if the customer is reasonably certain to exercise that option, (2) an option to terminate the arrangement if the customer is reasonably certain not to exercise the termination option and (3) an option to extend (or not to terminate) the arrangement in which exercise of the option is in the control of the vendor. The amendments in this ASU also require the entity to present the expense related to the capitalized implementation costs in the same line item in the statement of income as the fees associated with the hosting element (service) of the arrangement, and to classify payments for capitalized implementation costs in the statement of cash flows in the same manner as payments made for fees associated with the hosting element. Note that the accounting for the service element of a hosting arrangement that is a service contract is not affected by the amendments in this ASU. The amendments are effective for fiscal years beginning after December 15, 2019, and for interim periods within those fiscal years. We are currently evaluating methods of adoption as well as the effect on our condensed consolidated financial statements.

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

The FASB has issued ASU 2018-07, Compensation—Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting which supersedes the guidance in Subtopic 505-50, Equity—Equity-Based Payments to Non- Employees. In particular, ASU 2018-07 expands the scope of Topic 718, Compensation—Stock Compensation (which previously only included payments to employees), to include share-based payment transactions for acquiring goods and services from nonemployees. In fact, an entity should now apply the requirements of Topic 718 to non-employee awards, except for specific guidance on inputs to an option pricing model and the attribution of cost (i.e., the period of time over which share-based payment awards vest and the pattern of cost recognition over that period). Additionally, the amendments specify that Topic 718 applies to all share-based payment transactions in which a grantor acquires goods or services to be used or consumed in the grantor’s own operations by issuing share-based payment awards, and clarify that Topic 718 does not apply to share-based payments used to effectively provide (1) financing to the issuer or (2) awards granted in conjunction with selling goods or services to customers as part of a contract accounted for under Topic 606, Revenue from Contracts with Customers. The amendments are effective for fiscal years beginning after December 15, 2019, and for interim periods with fiscal years beginning after December 15, 2020. Early adoption is permitted, including adoption in any interim period, for reporting periods for which financial statements have not yet been issued. We do not expect the adoption of this ASU to have a material effect on our condensed consolidated financial statements.

The FASB has issued ASU 2017-04, Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment, which simplifies the manner in which an entity determines the amount of a goodwill impairment by eliminating Step 2 from the goodwill impairment test. Step 2 measures a goodwill impairment loss by comparing the implied fair value of a reporting unit’s goodwill with the carrying amount of that goodwill. In computing the implied fair value of goodwill under Step 2, an entity, prior to the amendments in ASU 2017-04, had to perform procedures to determine the fair value at the impairment testing date of its assets and liabilities, including unrecognized assets and liabilities, in accordance with the procedure that would be required in determining the fair value of assets acquired and liabilities assumed in a business combination. Under the amendments in this ASU, an entity should (1) perform its annual or interim goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount and (2) recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value, with the understanding that the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. Public entities should adopt the amendments in this ASU prospectively for their annual, or any interim periods, in fiscal years beginning after December 15, 2019. Early adoption is permitted for all entities for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. We will evaluate adopting when we perform our goodwill impairment test in 2019. We do not expect the adoption of this ASU to have a material effect on our condensed consolidated financial statements.

Other ASUs effective after March 31, 2019 are not expected to have a material effect on our condensed consolidated financial statements.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Our exposure to market risk relates to changes in interest rates for borrowing under our revolving credit facility. At March 31, 2019, we had an outstanding balance of $96.0 million on our revolving credit facility. Borrowings under our revolving credit facility bear interest at variable rates. A hypothetical 10% increase in interest rates would have a $0.1 million effect on our interest expense for the three months ended March 31, 2019.

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

As of March 31, 2019, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), management evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 of the Exchange Act. Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level described above.

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

There have been no material changes from the risk factors described in the “Risk Factors” section of our Annual Report on the Form 10-K for the year ended December 31, 2018.

Item 6.	Exhibits

Exhibits required by Item 601 of Regulation S-K:

Exhibit	Description of Exhibit
10.1*
ManTech International Corporation 2019 Executive Incentive Compensation Plan, adopted on March 5, 2019 in which our executive officers participate (incorporated herein by reference from registrant’s Current Report on Form 8-K, as filed with the SEC on March 11, 2019).

10.2* ‡	Performance-Based Restricted Stock Unit Award Agreement with Matthew A. Tait granted under the Management Incentive Plan.
31.1‡	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.
31.2‡	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.
32‡	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended.
101
The following materials from the ManTech International Corporation Quarterly Report on Form 10-Q for the quarter ended March 31, 2019, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at March 31, 2019 and December 31, 2018; (ii) Condensed Consolidated Statements of Income for the Three Months Ended March 31, 2019 and 2018; (iii) Condensed Consolidated Statements of Comprehensive Income for the Three Months Ended March 31, 2019 and 2018; (iv) Condensed Consolidated Statements of Changes in Stockholders' Equity for the Three Months March 31, 2019 and 2018 (v) Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2019 and 2018; and (vi) Notes to Condensed Consolidated Financial Statements.

* Management contract or compensatory plan or arrangement required to be filed as an Exhibit to this report pursuant to Item 15(a)(3).
‡ Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MANTECH INTERNATIONAL CORPORATION

		By:	/s/ KEVIN M. PHILLIPS
Date:	May 3, 2019	Name:	Kevin M. Phillips
		Title:	President and Chief Executive Officer

		By:	/s/ JUDITH L. BJORNAAS
Date:	May 3, 2019	Name:	Judith L. Bjornaas
		Title:	Chief Financial Officer