Form 10-Q
period 2019-06-30
MANTECH INTERNATIONAL CORP
filed 2019-08-02
CIK 892537

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
__________________________________________
FORM 10-Q
__________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from              to
Commission File No. 000-49604
__________________________________________
ManTech International Corporation
(Exact Name of Registrant as Specified in its Charter)
__________________________________________

Delaware			22-1852179
State or Other Jurisdiction of Incorporation or Organization			I.R.S. Employer Identification No.

2251 Corporate Park Drive	Herndon	Virginia	20171
Address of Principal Executive Offices			Zip Code
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No
As of July 31, 2019 there were 26,804,093 shares outstanding of our Class A common stock and 13,188,045 shares outstanding of our Class B common stock.

MANTECH INTERNATIONAL CORPORATION
FORM 10-Q
FOR THE QUARTER ENDED June 30, 2019

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

MANTECH INTERNATIONAL CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands Except Share and Per Share Amounts)

	(unaudited)
	June 30, 2019	December 31, 2018
ASSETS
Cash and cash equivalents	$5,924	$5,294
Receivables—net	393,062	405,378
Prepaid expenses	33,965	23,398
Other current assets	4,898	5,915
Total Current Assets	437,849	439,985
Goodwill	1,166,273	1,085,806
Other intangible assets—net	196,626	171,962
Operating lease right of use assets	117,113	—
Property and equipment—net	62,401	51,427
Employee supplemental savings plan assets	34,754	30,501
Investments	11,534	11,830
Other assets	13,464	12,360
TOTAL ASSETS	$2,040,014	$1,803,871
LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Accounts payable and accrued expenses	$141,757	$126,066
Accrued salaries and related expenses	94,938	89,058
Contract liabilities	43,526	28,209
Operating lease liabilities—current	26,717	—
Total Current Liabilities	306,938	243,333
Long term debt	43,500	7,500
Deferred income taxes	121,743	108,956
Operating lease liabilities—long term	101,491	—
Accrued retirement	32,976	30,999
Other long-term liabilities	1,524	11,889
TOTAL LIABILITIES	608,172	402,677
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY
Common stock, Class A—$0.01 par value; 150,000,000 shares authorized; 27,028,291 and 26,817,513 shares issued at June 30, 2019 and December 31, 2018; 26,784,178 and 26,573,400 shares outstanding at June 30, 2019 and December 31, 2018	270	268
Common stock, Class B—$0.01 par value; 50,000,000 shares authorized; 13,188,045 and 13,188,045 shares issued and outstanding at June 30, 2019 and December 31, 2018	132	132
Additional paid-in capital	513,840	506,970
Treasury stock, 244,113 and 244,113 shares at cost at June 30, 2019 and December 31, 2018	(9,158)	(9,158)
Retained earnings	926,855	903,084
Accumulated other comprehensive loss	(97)	(102)
TOTAL STOCKHOLDERS’ EQUITY	1,431,842	1,401,194
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,040,014	$1,803,871
See notes to condensed consolidated financial statements.

MANTECH INTERNATIONAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In Thousands Except Per Share Amounts)

	(unaudited) Three months ended June 30,		(unaudited) Six months ended June 30,
	2019	2018	2019	2018
REVENUE	$537,037	$491,044	$1,038,967	$964,280
Cost of services	459,266	421,012	890,349	824,945
General and administrative expenses	44,474	41,703	86,789	84,585
OPERATING INCOME	33,297	28,329	61,829	54,750
Interest expense	(945)	(657)	(1,429)	(1,391)
Interest income	121	27	311	42
Other income (expense), net	31	58	(11)	62
INCOME FROM OPERATIONS BEFORE INCOME TAXES AND EQUITY METHOD INVESTMENTS	32,504	27,757	60,700	53,463
Provision for income taxes	(8,290)	(7,821)	(15,356)	(13,500)
Equity in earnings (losses) of unconsolidated subsidiaries	—	(21)	(12)	19
NET INCOME	$24,214	$19,915	$45,332	$39,982
BASIC EARNINGS PER SHARE:
Class A common stock	$0.61	$0.50	$1.14	$1.01
Class B common stock	$0.61	$0.50	$1.14	$1.01
DILUTED EARNINGS PER SHARE:
Class A common stock	$0.60	$0.50	$1.13	$1.01
Class B common stock	$0.60	$0.50	$1.13	$1.01

See notes to condensed consolidated financial statements.

MANTECH INTERNATIONAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In Thousands)

	(unaudited) Three months ended June 30,		(unaudited) Six months ended June 30,
	2019	2018	2019	2018
NET INCOME	$24,214	$19,915	$45,332	$39,982
OTHER COMPREHENSIVE INCOME (LOSS):
Cumulative-effect adjustment for adoption of Accounting Standards Update 2018-02	—	—	(24)	—
Translation adjustments, net of tax	(7)	(38)	5	(27)
Total other comprehensive loss	(7)	(38)	(19)	(27)
COMPREHENSIVE INCOME	$24,207	$19,877	$45,313	$39,955

See notes to condensed consolidated financial statements.

MANTECH INTERNATIONAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(In Thousands)

	(unaudited) Three months ended June 30,		(unaudited) Six months ended June 30,
	2019	2018	2019	2018
Common Stock, Class A
At beginning of period	$269	$266	$268	$263
Stock option exercises	—	—	1	2
Stock-based compensation expense	1	—	1	1
At end of period	270	266	270	266
Common Stock, Class B
At beginning of period	132	132	132	132
At end of period	132	132	132	132
Additional Paid-In Capital
At beginning of period	508,605	496,354	506,970	492,030
Stock option exercises	3,297	828	4,978	6,822
Payment consideration to tax authority on employees' behalf	—	—	(1,357)	(2,723)
Stock-based compensation expense	1,938	1,188	3,249	2,241
At end of period	513,840	498,370	513,840	498,370
Treasury Stock, at cost
At beginning of period	(9,158)	(9,158)	(9,158)	(9,158)
At end of period	(9,158)	(9,158)	(9,158)	(9,158)
Retained Earnings
At beginning of period	913,429	870,814	903,084	860,027
Net income	24,214	19,915	45,332	39,982
Dividends	(10,788)	(9,892)	(21,537)	(19,759)
Cumulative-effect adjustment for adoption of Accounting Standards Update 2018-02	—	—	(24)	—
Cumulative-effect adjustment for adoption of Accounting Standards Update 2014-09	—	—	—	587
At end of period	926,855	880,837	926,855	880,837
Accumulated Other Comprehensive Loss
At beginning of period	(90)	(309)	(102)	(320)
Translation adjustments, net of tax	(7)	(38)	5	(27)
At end of period	(97)	(347)	(97)	(347)
Total Stockholders' Equity	$1,431,842	$1,370,100	$1,431,842	$1,370,100

See notes to condensed consolidated financial statements.

MANTECH INTERNATIONAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)

	(unaudited) Six months ended June 30,
	2019	2018
CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES:
Net income	$45,332	$39,982
Adjustments to reconcile net income to net cash flow from (used in) operating activities:
Depreciation and amortization	25,630	26,733
Noncash lease expense	13,503	—
Deferred income taxes	5,468	8,836
Stock-based compensation expense	3,250	2,242
Contract loss reserve	(505)	—
Equity in (earnings) losses of unconsolidated subsidiaries	12	(19)
Change in assets and liabilities—net of effects from acquired businesses:
Receivables—net	30,151	(52,584)
Prepaid expenses	(13,704)	(17,916)
Other current assets	1,185	12,414
Employee supplemental savings plan asset	(4,253)	(482)
Accounts payable and accrued expenses	11,522	4,997
Accrued salaries and related expenses	1,353	1,618
Contract liabilities	15,317	10,957
Operating lease liabilities	(13,487)	—
Accrued retirement	1,977	(894)
Other	692	(859)
Net cash flow from operating activities	123,443	35,025
CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES:
Acquisition of a business-net of cash acquired	(114,552)	—
Purchases of property and equipment	(21,946)	(16,422)
Deferred contract costs	(2,658)	(769)
Investment in capitalized software for internal use	(1,952)	(2,921)
Proceeds from equity method investment	283	—
Net cash used in investing activities	(140,825)	(20,112)
CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES:
Borrowing under revolving credit facility	333,000	358,000
Repayments under revolving credit facility	(297,000)	(359,500)
Dividends paid	(21,548)	(19,768)
Proceeds from exercise of stock options	4,979	6,824
Payment consideration to tax authority on employees' behalf	(1,357)	(2,723)
Principal paid on financing leases	(62)	—
Net cash flow from (used in) financing activities	18,012	(17,167)
NET CHANGE IN CASH AND CASH EQUIVALENTS	630	(2,254)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	5,294	9,451
CASH AND CASH EQUIVALENTS, END OF PERIOD	$5,924	$7,197
SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest	$1,248	$1,332
Cash paid for income taxes, net of refunds	$10,323	$(8,120)
Noncash investing and financing activities:
Operating lease liabilities arising from obtaining right of use assets	$12,142	$—
Finance lease liabilities arising from obtaining right of use assets	$352	$—
Capital expenditures incurred but not yet paid	$376	$3,012
See notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2019
UNAUDITED

1.	Description of the Business

ManTech International Corporation (depending on the circumstances, “ManTech” “Company” “we” “our” “ours” or “us”) provides mission-focused technology solutions and services for U.S. defense, intelligence community and federal civilian agencies. In business for more than 50 years, we excel in full-spectrum cyber, data collection & analytics, enterprise information technology (IT), and systems and software engineering solutions that support national and homeland security.

2.	Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and note disclosures normally included in the annual financial statements, prepared in accordance with accounting principles generally accepted in the U.S. have been condensed or omitted pursuant to those rules and regulations. The preparation of these condensed consolidated financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses. We recommend that you read these condensed consolidated financial statements in conjunction with the audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018, previously filed with the SEC. We believe that the condensed consolidated financial statements in this Form 10-Q reflect all adjustments that are necessary to fairly present the financial position, results of operations and cash flows for the interim periods presented. The results of operations for such interim periods are not necessarily indicative of the results that can be expected for the full year.

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

We derive revenue from contracts with customers primarily from contracts with the U.S. government in the areas of defense, intelligence, homeland security and other federal civilian agencies. Substantially all of our revenue is derived from services and solutions provided to the U.S. government or to prime contractors supporting the U.S. government, including services by our employees and our subcontractors, and solutions that include third-party hardware and software that we purchase and integrate as a part of our overall solutions. Customer requirements may vary from period-to-period depending on specific contract and customer requirements. We provide our services and solutions under three types of contracts: cost-reimbursable, fixed-price and time-and-materials. Under cost-reimbursable contracts, we are reimbursed for costs that are determined to be reasonable, allowable and allocable to the contract and paid a fee representing the profit margin negotiated between us and the contracting agency, which may be fixed or performance based. Under fixed-price contracts, we perform specific tasks for a fixed price. Fixed-price contracts may include either a product delivery or specific service performance over a defined period. Under time-and-materials contracts, we are reimbursed for labor at fixed hourly rates and are generally reimbursed separately for allowable materials and expenses at cost. We typically recognize revenue for time and material contracts under the "right to invoice" model.

For contracts that do not meet the criteria to measure performance as a right to invoice under the series guidance, we utilize an Estimate at Completion process to measure progress toward completion. We typically estimate progress towards completion based on cost incurred or direct labor incurred. As part of this process, we review information including, but not limited to, any outstanding key contract matters, progress towards completion and the related program schedule, identified risks and opportunities and the related changes in estimates of revenue and costs. The risks and opportunities include judgments about the ability and cost to achieve the contract milestones and other technical contract requirements. We make assumptions and estimates regarding labor productivity and availability, the complexity of the work to be performed, the availability of materials, the length of time to complete the performance obligation, execution by our subcontractors, the availability and timing of funding from our customer and overhead cost rates, among other variables. A significant change in one or more of these estimates could affect the timing in which we recognize revenue on our contracts. For the three months ended June 30, 2019 and 2018, the aggregate impact of adjustments in contract estimates increased our revenue by $3.5 million and $4.3 million, respectively. For the six months ended June 30, 2019 and 2018, the aggregate impact of adjustments in contract estimates increased our revenue by $5.6 million and $5.8 million, respectively.

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

The following tables disclose revenue (in thousands) by contract type, customer, prime or subcontractor and geography for the periods presented.

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Cost-reimbursable	$371,852	$324,495	$731,617	$633,542
Fixed-price	108,028	116,762	203,091	232,933
Time-and-materials	57,157	49,787	104,259	97,805
Revenue	$537,037	$491,044	$1,038,967	$964,280

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Department of Defense and intelligence agencies	$408,527	$356,953	$798,356	$690,867
Federal civilian agencies	116,449	121,991	217,637	250,224
State agencies, international agencies and commercial entities	12,061	12,100	22,974	23,189
Revenue	$537,037	$491,044	$1,038,967	$964,280

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Prime contractor	$477,986	$433,791	$924,505	$856,024
Subcontractor	59,051	57,253	114,462	108,256
Revenue	$537,037	$491,044	$1,038,967	$964,280

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
U.S.	$529,782	$483,170	$1,024,442	$949,195
International	7,255	7,874	14,525	15,085
Revenue	$537,037	$491,044	$1,038,967	$964,280

The following table discloses contract receivables (in thousands):

	June 30, 2019	December 31, 2018
Billed receivables	$316,960	$301,716
Unbilled receivables	82,540	109,895
Allowance for doubtful accounts	(6,438)	(6,233)
Receivables—net	$393,062	$405,378

Receivables at June 30, 2019 are expected to be substantially collected within one year except for approximately $1.2 million, of which 100% is related to receivables from sales to the U.S. government or from contracts in which we acted as a subcontractor to other contractors selling to the U.S. government. We have one contract which accounts for 11% of our accounts receivable balance. We do not believe that we have significant exposure to credit risk as billed receivables and unbilled receivables are primarily due from the U.S. government. The allowance for doubtful accounts represents our estimate for exposure due to compliance, contractual issues and bad debts related to prime contractors.

The following table discloses contract liabilities (in thousands):

	June 30, 2019	December 31, 2018
Contract liabilities	$43,526	$28,209

For the three months ended June 30, 2019, the amount of revenue that was included in the opening contract liabilities balance was $4.5 million. For the six months ended June 30, 2019, the amount of revenue that was included in the opening contract liabilities balance was $22.5 million.

The remaining performance obligation as of June 30, 2019 is $2.7 billion. The following table discloses when we expect to recognize the remaining performance obligation as revenue (in billions):

For the remaining six months ending December 31, 2019	For the year ending
	December 31, 2020	December 31, 2021	Thereafter
$1.0	$1.2	$0.3	$0.2

4.	Leases

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

We elected to adopt ASC 842 on January 1, 2019, resulting in us recording operating lease liabilities of $129.6 million and operating lease right of use assets of $118.7 million. We elected the practical expedient to recognize the lease payments related to short-term leases as profit or loss on a straight-line basis over the lease term and variable lease payments in the period in which the obligation for those payments are incurred. We also elected the following transition related practical expedients: not to reassess whether expired or existing contracts are or contain leases, not to reassess lease classification as determined under ASC 840 and not to reassess initial direct costs from any existing lease. We elected the practical expedient as an accounting election not to separate nonlease components from lease components on all classes of underlying assets. Our leases include nonlease components such as common area maintenance (CAM), utilities and operating expenses. Additionally, we implemented internal controls and key system functionality to enable the preparation of financial information upon adoption. ASC 842 had a material impact on our condensed consolidated balance sheet, but did not have an impact on our condensed consolidated income statement. The most significant impact was the recognition of ROU assets and lease liabilities for operating leases, while our accounting for finance leases remained substantially unchanged.

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

Our ROU asset is recognized as the lease liability, any initial indirect costs and any prepaid lease payments, less any lease incentives. Our lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at commencement date. Our lease payments consist of amounts relating to the use of the underlying asset during the lease term, specifically fixed payments, payment to be made in optional periods when we are reasonably certain to exercise an option to extend the lease or not to exercise an option to terminate the lease and the amounts probable of being owned by us under residual guarantees. Our variable lease payments are excluded in measuring ROU assets and lease liabilities because they do not depend on an index or a rate or are not in substance fixed payments. We exclude lease incentives and initial direct costs incurred from our lease payments. Our leases typically do not provide an implicit rate, we use our incremental borrowing rate based on the information available at the commencement date in determining the present value of future payments.

For operating leases, after lease commencement, we measure our lease liability for each period at the present value of any remaining lease payments, discounted by using the rate determined at lease commencement. In our condensed consolidated statement of income, we recognize a single operating lease expense calculated on a straight-line basis over the remaining lease term. The depreciation of the ROU asset increases each year as a result of the declining lease liability balance. Variable lease payments are not recognized in the measurement of the lease liability - they are recognized in the period in which the related obligation has been incurred.

For finance leases, after lease commencement, we measure our lease liability by using the effective interest rate method. In each period, the lease liability will be increased to reflect the interest that is accrued on the related lease liability by using the appropriate discount rate, offset by a decrease in the lease liability resulting from the periodic lease payments. We recognize the ROU asset at cost, reduced by any accumulated depreciation. The ROU asset is depreciated on a straight-line basis. Together, the interest expense and depreciation expense result in a front-loaded expense profile. We will present interest expense and depreciation expense separately on our condensed consolidated statement of income.

We have operating and finance leases for real estate, transportation vehicles and equipment. Our variable lease payments do not depend on an index or a rate or are not in substance fixed payments. Our leases have remaining lease terms of 0.2 years to 11 years, some of which include options to extend the leases for up to 14 years, and some of which include options to terminate the leases within 1 year. Our transportation vehicles and equipment leases include a residual value guarantee, which is a guarantee made to the lessor that the value of the underlying asset returned to the lessor at the end of the lease will be at least a specific amount. We sublease some of our real estate lease space, resulting in sublease income of $6 thousand and $29 thousand as of the three and six months ended June 30, 2019, respectively. We do not have any leases that have not yet commenced due to construction or design of the underlying asset. We recognize payments related to short-term leases (less than one year) as profit or loss on a straight-line basis over the lease term and variable lease payments in the period in which the obligation for those payments were incurred. As such, our short-term lease expense for the three and six months ended June 30, 2019 was $1.4 million and $2.8 million, respectively. For the three and six months ended June 30, 2019, we incurred variable lease costs of $0.9 million and $1.4 million, respectively.

The balance sheet information related to our leases was as follows (dollars in thousands):

June 30, 2019
Operating Leases
Operating lease right of use assets	$117,113

Operating lease liabilities—current	$26,717
Operating lease liabilities—long term	101,491
Total operating lease liabilities	$128,208
Finance Leases
Property and equipment—gross	$610
Accumulated depreciation	(149)
Property and equipment—net	$461

Accounts payable and other accrued expenses	$133
Other long-term liabilities	331
Total finance lease liabilities	$464

The components of lease expense were as follows (in thousands):

	Three months ended June 30, 2019	Six months ended June 30, 2019
Operating lease expenses	$8,526	$16,315

Depreciation of right of use assets	$39	$149
Interest on lease liabilities	5	14
Finance lease expenses	$44	$163

The weighted average information related to leases was as follows:

June 30, 2019
Weighted Average Remaining Lease Term
Operating leases	5 years
Finance leases	4 years
Weighted Average Discount Rate
Operating leases	4%
Finance leases	5%

Future minimum lease payments under non-cancellable leases as of June 30, 2019 were as follows (in thousands):

	Operating Leases	Financing Leases
For the six months ended December 31, 2019	$14,238	$29
2020	32,456	176
2021	29,633	156
2022	25,978	150
2023	21,832	43
Thereafter	16,658	—
Total future minimum lease payments	140,795	554
Less imputed interest	(12,587)	(90)
Total	$128,208	$464

5.	Acquisitions

Kforce Government Solutions (KGS)—On April 1, 2019, we completed the acquisition of KGS. KGS was a wholly owned subsidiary of the publicly traded commercial technology and staffing company KForce, Inc. The results of KGS's operations have been included in our consolidated financial statements since that date. The acquisition was completed through an equity purchase agreement dated February 28, 2019, by and among Kforce Government Solutions, Inc and other beneficiaries and ManTech International Corporation. We funded the acquisition with cash on hand and borrowings on our revolving credit facility. KGS provides services IT solutions, transformation and management consulting and data analytics - most notably in the healthcare IT market. This acquisition will expand our presence with important customers such as the Department of Veteran Affairs (VA).

For the six months ended June 30, 2019, we incurred approximately $1.0 million of acquisition costs related to the KGS transaction, which are included in general and administrative expenses in our condensed consolidated statement of income.

The purchase price of $114.6 million, which includes the finalized working capital adjustment, was preliminarily allocated to the underlying assets and liabilities based on their estimated fair value at the date of acquisition. As we are still in the process of reviewing the fair value of the assets acquired and liabilities assumed, the purchase price allocation for KGS is not complete as of June 30, 2019. Recognition of goodwill is largely attributed to the value paid for KGS's capabilities to support customers in IT solutions, transformation and management consulting and data analytics. A majority of the goodwill recorded will not be deductible for tax purposes.

In preliminarily allocating the purchase price, we considered, among other factors, analysis of historical financial performance and estimates of future performance of KGS's contracts. The components of other intangible assets associated with the acquisition were customer relationships and backlog valued at $33.1 million and $1.6 million, respectively. Customer contracts and related relationships represent the underlying relationships and agreements with KGS's existing customers. Customer relationships are amortized using the pattern of benefits method over their estimated useful lives of approximately 20 years. Backlog is amortized straight-line over its estimated useful life of 1 year. The weighted-average amortization period for the intangible assets is 19 years.

The following table represents the preliminary purchase price allocation for KGS (in thousands):

Receivables	$17,835
Prepaid expenses	368
Other current assets	168
Goodwill	80,467
Other intangible assets	34,839
Property and equipment	361
Accounts payable and accrued expenses	(6,979)
Accrued salaries and related expenses	(4,527)
Deferred income taxes	(7,319)
Other long-term liabilities	(661)
Net assets acquired and liabilities assumed	$114,552

6.	Earnings Per Share

Under ASC 260, Earnings per Share, the two-class method is an earnings allocation formula that determines earnings per share for each class of common stock according to dividends declared (or accumulated) and participation rights in undistributed earnings. Under that method, basic and diluted earnings per share data are presented for each class of common stock.

In applying the two-class method, we determined that undistributed earnings should be allocated equally on a per share basis between Class A and Class B common stock. Under our Certificate of Incorporation, the holders of the common stock are entitled to participate ratably, on a share-for-share basis as if all shares of common stock were of a single class, in such dividends as may be declared by the Board of Directors. During the six months ended June 30, 2019 and 2018, we declared and paid quarterly dividends in the amount of $0.27 per share and $0.25 per share, respectively, on both classes of common stock.

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

The net income available to common stockholders and weighted average number of common shares outstanding used to compute basic and diluted earnings per share for each class of common stock are as follows (in thousands, except per share amounts):

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Distributed earnings	$10,788	$9,892	$21,537	$19,759
Undistributed earnings	13,426	10,023	23,795	20,223
Net income	$24,214	$19,915	$45,332	$39,982

Class A common stock:
Basic net income available to common stockholders	$16,210	$13,270	$30,324	$26,604
Basic weighted average common shares outstanding	26,707	26,339	26,646	26,228
Basic earnings per share	$0.61	$0.50	$1.14	$1.01

Diluted net income available to common stockholders	$16,255	$13,318	$30,411	$26,721
Effect of potential exercise of stock options	229	288	232	349
Diluted weighted average common shares outstanding	26,936	26,627	26,878	26,577
Diluted earnings per share	$0.60	$0.50	$1.13	$1.01

Class B common stock:
Basic net income available to common stockholders	$8,004	$6,645	$15,008	$13,378
Basic weighted average common shares outstanding	13,188	13,189	13,188	13,189
Basic earnings per share	$0.61	$0.50	$1.14	$1.01

Diluted net income available to common stockholders	$7,959	$6,597	$14,921	$13,261
Diluted weighted average common shares outstanding	13,188	13,189	13,188	13,189
Diluted earnings per share	$0.60	$0.50	$1.13	$1.01

For the three months ended June 30, 2019 and 2018, options to purchase 479,685 shares and 251,250 shares, respectively, were outstanding but not included in the computation of diluted earnings per share because the options' effect would have been anti-dilutive. For the six months ended June 30, 2019 and 2018, options to purchase 496,859 shares and 280,833 shares, respectively, were outstanding but not included in the computation of diluted earnings per share because the options' effect would have been anti-dilutive. For the six months ended June 30, 2019 and 2018, there were 144,585 shares and 229,191 shares, respectively, issued from the exercise of stock options. For the six months ended June 30, 2019 and 2018 there were 72,493 shares and 86,233 shares, respectively, issued from the vesting of restricted stock units.

7.	Property and Equipment

Major classes of property and equipment are summarized as follows (in thousands):

	June 30, 2019	December 31, 2018
Furniture and equipment	$118,112	$97,577
Leasehold improvements	44,051	43,065
Finance leases	610	—
Property and equipment—gross	162,773	140,642
Accumulated depreciation and amortization	(100,372)	(89,215)
Property and equipment—net	$62,401	$51,427

Depreciation and amortization expense related to property and equipment for the three months ended June 30, 2019 and 2018 was $6.2 million and $6.8 million, respectively. Depreciation and amortization expense related to property and equipment for the six months ended June 30, 2019 and 2018 was $12.5 million and $12.7 million, respectively.

8.	Goodwill and Other Intangible Assets

The change in the carrying amount of goodwill during the year ended December 31, 2018 and six months ended June 30, 2019 are as follows (in thousands):

Goodwill Balance
Goodwill at December 31, 2017	$1,084,560
Acquisition fair value adjustment	1,246
Goodwill at December 31, 2018	1,085,806
Acquisitions	80,467
Goodwill at June 30, 2019	$1,166,273

Other intangible assets consisted of the following (in thousands):

	June 30, 2019			December 31, 2018
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Other intangible assets:
Contract and program intangible assets	$390,632	$211,030	$179,602	$355,932	$201,298	$154,634
Capitalized software cost for internal use	52,491	35,467	17,024	50,925	33,597	17,328
Total other intangible assets—net	$443,123	$246,497	$196,626	$406,857	$234,895	$171,962

Amortization expense relating to intangible assets for the three months ended June 30, 2019 and 2018 was $6.1 million and $6.4 million, respectively. Amortization expense relating to intangible assets for the six months ended June 30, 2019 and 2018 was $11.9 million and $13.5 million, respectively. We estimate that we will have the following amortization expense for the future periods indicated below (in thousands):

For the remaining six months ending December 31, 2019	$12,318
For the year ending:
December 31, 2020	$23,676
December 31, 2021	$21,235
December 31, 2022	$18,878
December 31, 2023	$15,908
December 31, 2024	$14,461

9.	Debt

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

Borrowings under our credit agreement are collateralized by substantially all of our assets and those of our Material Subsidiaries (as defined in the credit agreement) and bear interest at one of the following variable rates as selected by us at the time of borrowing: a London Interbank Offer Rate base rate plus market-rate spreads (1.25% to 2.25% based on our consolidated total leverage ratio) or Bank of America's base rate plus market spreads (0.25% to 1.25% based on our consolidated total leverage ratio).

The terms of the credit agreement permit prepayment and termination of the loan commitments at any time, subject to certain conditions. The credit agreement requires us to comply with specified financial covenants, including the maintenance of certain leverage ratios and a certain consolidated coverage ratio. The credit agreement also contains various covenants, including affirmative covenants with respect to certain reporting requirements and maintaining certain business activities, and negative covenants that, among other things, may limit or impose restrictions on our ability to incur liens, incur additional indebtedness, make investments, make acquisitions and undertake certain other actions. As of and during the six months ended June 30, 2019 and 2018, we were in compliance with the financial covenants under the credit agreement.

There was $43.5 million and $7.5 million outstanding on our revolving credit facility at June 30, 2019 and December 31, 2018, respectively. The maximum available borrowing under the revolving credit facility at June 30, 2019 was $448.8 million. As of June 30, 2019, we were contingently liable under letters of credit totaling $7.7 million, which reduces our availability to borrow under our revolving credit facility.

10.	Commitments and Contingencies

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

In the normal course of business, we are involved in certain governmental and legal proceedings, claims and disputes and have litigation pending under several suits. Except for the matter noted below, current legal matters are individually immaterial and we believe that the ultimate resolution of these items will not have a material effect on our financial position, results of operations or cash flows. Management believes it has adequately reserved for any losses that may be experienced from legal proceedings, claims and disputes and pending litigations of which it is aware.

An officer of our Company is a party to a pending arbitration proceeding with a former employer that relates to certain breach of a contract claim.  Pursuant to indemnification arrangements we have with this officer, we may be exposed to a potential loss related to this claim.  Pursuant to applicable accounting standards, we have determined that it is reasonably possible that an unfavorable outcome could cause us to incur a liability/loss under these indemnification arrangements. However, given the nature of the claim, the limitations on information and other factual details relating to the claim that are available to us at this time, and management’s intent to contest the matter vigorously, we are unable to make a reasonable estimate of loss at this time.  As such, we have not disclosed an amount of potential loss as of June 30, 2019.

We have $7.7 million outstanding on our letter of credit, of which $7.6 million is related to an outstanding performance bond in connection with a contract between ManTech MENA, LLC and Jadwalean International Operations and Management Company to fulfill technical support requirements for the Royal Saudi Air Force.

11.	Stock-Based Compensation

Our 2016 Management Incentive Plan (the Plan) was designed to attract, retain and motivate key employees. The types of awards available under the Plan include, among others, stock options, restricted stock and restricted stock units (RSUs). Equity awards granted under the Plan are settled in shares of Class A common stock. At the beginning of each year, the Plan provides that the number of shares available for issuance automatically increases by an amount equal to 1.5% of the total number of shares of Class A and Class B common stock outstanding on December 31st of the previous year. On January 2, 2019, there were 596,422 additional shares made available for issuance under the Plan. Through June 30, 2019, the Board of Directors has authorized the issuance of up to 15,148,321 shares under this Plan. Through June 30, 2019, the remaining aggregate number of shares of our common stock available for future grants under the Plan was 6,707,684. The Plan expires in March 2026.

The Plan is administered by the compensation committee of our Board of Directors, along with its delegates. Subject to the express provisions of the Plan, the committee has the Board of Directors’ authority to administer and interpret the Plan, including the discretion to determine the exercise price, vesting schedule, contractual life and the number of shares to be issued.

Stock Compensation Expense—For the three months ended June 30, 2019 and 2018, we recorded $1.9 million and $1.1 million of stock-based compensation expense. For the six months ended June 30, 2019 and 2018, we recorded $3.2 million and $2.2 million of stock-based compensation expense. No compensation expense of employees with stock awards, including stock-based compensation expense, was capitalized during the periods. For the three months ended June 30, 2019 and 2018, we recorded $(0.5) million and $(0.2) million, respectively, to income tax expense (benefit) related to the exercise of stock options, vested cancellations and the vesting of restricted stock and restricted stock units. For the six months ended June 30, 2019 and 2018, we recorded $(0.7) million and $(1.7) million, respectively, to income tax expense (benefit) related to the exercise of stock options, vested cancellations and the vesting of restricted stock and restricted stock units.

Stock Options—Under the Plan, we have issued stock options. A stock option gives the holder the right, but not the obligation to purchase a certain number of shares at a predetermined price for a specific period of time. We typically issue options that vest over three years in equal installments beginning on the first anniversary of the date of grant. Under the terms of the Plan, the contractual life of the option grants may not exceed eight years. During the six months ended June 30, 2019 and 2018, we issued options that expire five years from the date of grant.

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

The following weighted-average assumptions were used for option grants during the six months ended June 30, 2019 and 2018:

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

The following table summarizes weighted-average assumptions used in our calculations of fair value for the six months ended June 30, 2019 and 2018:

	Six months ended June 30,
	2019	2018
Volatility	27.00%	26.34%
Expected life of options	3 years	3 years
Risk-free interest rate	2.39%	2.46%
Dividend yield	2.00%	2.00%

Stock Option Activity—The weighted-average fair value of options granted during the six months ended June 30, 2019 and 2018, as determined under the Black-Scholes-Merton valuation model, was $10.07 and $9.96, respectively. Option grants that vested during the six months ended June 30, 2019 and 2018 had a combined fair value of $1.2 million and $0.7 million, respectively.

The following table summarizes stock option activity for the year ended December 31, 2018 and the six months ended June 30, 2019:

	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value (in thousands)	Weighted Average Remaining Contractual Life
Stock options outstanding at December 31, 2017	1,169,408	$35.88	$16,731
Granted	466,828	$54.87
Exercised	(420,524)	$30.05	$12,411
Cancelled and expired	(122,312)	$43.85
Stock options outstanding at December 31, 2018	1,093,400	$45.34	$8,776
Granted	253,006	$53.63
Exercised	(144,585)	$36.36	$3,299
Cancelled and expired	(70,834)	$50.61
Stock options outstanding at June 30, 2019	1,130,987	$48.02	$20,171	3 years

Stock options exercisable at June 30, 2019	330,327	$39.06	$8,851	2 years

The following table summarizes non-vested stock options for the six months ended June 30, 2019:

	Number of Shares	Weighted Average Fair Value
Non-vested stock options at December 31, 2018	774,402	$8.77
Granted	253,006	$10.07
Vested	(158,473)	$7.36
Cancelled	(68,275)	$9.17
Non-vested stock options at June 30, 2019	800,660	$9.42

Unrecognized compensation expense related to non-vested awards was $6.1 million as of June 30, 2019, which is expected to be recognized over a weighted-average period of 2 years.

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

Restricted Stock Activity— The following table summarizes the restricted stock activity during the year ended December 31, 2018 and the six months ended June 30, 2019.

	Number of Shares	Weighted Average Fair Value
Non-vested restricted stock at December 31, 2017	24,000	$37.90
Granted	24,000	$52.83
Vested	(28,000)	$40.03
Non-vested restricted stock at December 31, 2018	20,000	$52.83
Granted	24,000	$62.66
Vested	(20,000)	$52.83
Non-vested restricted stock at June 30, 2019	24,000	$62.66

RSUs—Under the Plan, we have issued restricted stock units (RSUs). RSUs are not actual shares, but rather a right to receive shares in the future. The shares are not issued and the employee cannot sell or transfer shares prior to vesting and have no voting rights until the RSUs vest. Employees who are granted RSUs do not receive dividend payments during the vesting period. Our employees have been granted performance-based RSUs and time-based RSUs. Performance-based RSUs result in the delivery of shares only if (a) performance criteria is met and (b) the employee remains employed, in good standing, through the date of the performance period. Time-based RSUs vest in one-third increments on the first, second and third anniversaries of the date of grant. The grant date fair value of the RSUs is equal to the closing market price of our common stock on the grant date less the present value of dividends expected to be awarded during the service period. We recognize the grant date fair value of RSUs of shares we expect to issue as compensation expense ratably over the requisite service period.

RSU Activity—For performance-based RSUs that vested in 2019 and 2018, each RSU awarded resulted in the issuance of 1.5 shares, which were issued net of applicable payroll tax withholdings. The following table summarizes the non-vested RSU activity during the year ended December 31, 2018 and the six months ended June 30, 2019:

	Number of Units	Weighted Average Fair Value
Non-vested RSUs at December 31, 2017	161,343	$31.36
Granted	76,713	$53.97
Vested	(87,200)	$28.40
Forfeited	(13,260)	$38.98
Non-vested RSUs at December 31, 2018	137,596	$45.11
Granted	88,955	$51.60
Vested	(53,938)	$40.66
Forfeited	(8,701)	$51.90
Non-vested RSUs at June 30, 2019	163,912	$49.73

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

•	Failure to obtain option awards, task orders or funding under contracts;

•	Renegotiation, modification or termination of our contracts, or failure to perform in conformity with contract terms or our expectations;

•	Failure to successfully integrate acquired companies or businesses into our operations or to realize any accretive or synergistic effects from such acquisitions;

•	Non-compliance with, or adverse changes in, complex U.S. government laws, procurement regulations or processes;

•	Adverse change in business conditions that may cause our investments in recorded goodwill to become impaired; and

•	Increased exposure to risks associated with conducting business internationally.

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

As of February 15, 2019, all agencies of the U.S. federal government have funding through appropriations through Government fiscal year (GFY) 2019. On July 22, 2019, the President and Congressional leadership announced an agreement on a new two-year budget deal, the Bipartisan Budget Act of 2019. The bill stipulates a national defense level of $738 billion in GFY 2020. Both the budget deal and appropriations legislation are subject to passage by Congress. If Congress is unable to approve appropriations by October 1st, the U.S. Government and its agencies may be subjected to funding restrictions through a Continuing Resolution or, if there is a failure to pass interim funding, potentially a government shutdown.

We classify indirect costs incurred as cost of services and general and administrative expenses in the same manner as such costs are defined in our disclosure statements under U.S. Government Cost Accounting Standards. Effective January 1, 2019, we updated our disclosure statements with the Defense Contract Management Agency, resulting in certain costs being classified differently either as cost of services or as general and administrative expenses on a prospective basis. This change has caused a net increase in the reported cost of services and a net decrease in reported general and administrative expenses in 2019 as compared to 2018; however, total operating costs were not affected by this change.

We recommend that you read this discussion and analysis in conjunction with our Annual Report on Form 10-K for the fiscal year ended December 31, 2018, previously filed with the Securities and Exchange Commission.

Three Months Ended June 30, 2019 Compared to the Three Months Ended June 30, 2018

The following table sets forth certain items from our condensed consolidated statements of income and the relative percentage that certain items of expenses and earnings bear to revenue, as well as the period-to-period change from June 30, 2018 to June 30, 2019.

	Three months ended June 30,				Period-to-Period Change
	2019	2018	2019	2018	2018 to 2019
	Dollars		Percentage		Dollars	Percentage
	(dollars in thousands)
REVENUE	$537,037	$491,044	100.0%	100.0%	$45,993	9.4%
Cost of services	459,266	421,012	85.5%	85.7%	38,254	9.1%
General and administrative expenses	44,474	41,703	8.3%	8.5%	2,771	6.6%
OPERATING INCOME	33,297	28,329	6.2%	5.8%	4,968	17.5%
Interest expense	(945)	(657)	0.2%	0.1%	288	43.8%
Interest income	121	27	—%	—%	94	348.1%
Other income, net	31	58	—%	—%	(27)	(46.6)%
INCOME FROM OPERATIONS BEFORE INCOME TAXES AND EQUITY METHOD INVESTMENTS	32,504	27,757	6.0%	5.7%	4,747	17.1%
Provision for income taxes	(8,290)	(7,821)	1.5%	1.6%	469	6.0%
Equity in losses of unconsolidated subsidiaries	—	(21)	—%	—%	(21)	(100.0)%
NET INCOME	$24,214	$19,915	4.5%	4.1%	$4,299	21.6%

Revenue

The primary driver of our increase in revenues relates to revenue from new contract awards, growth on certain existing contracts and our recent acquisition, which were offset by contracts and tasks that ended and reduced scope of work on some contracts.

Cost of services

The increase in cost of services was primarily due to increases in revenue. As a percentage of revenue, direct labor costs were 48% for both the three months ended June 30, 2019 and 2018. As a percentage of revenues, other direct costs, which include subcontractors and third party equipment and materials used in the performance of our contracts, were 38% for the three months ended June 30, 2019, compared to 37% for the same period in 2018.

General and administrative expenses

The increase in general and administrative expenses was primarily due to additional spending to support the growth of our business and additional expenses incurred related to legal matters. These increases were partially offset by decreased bid and proposal spending and the reclassification of certain allocable expenses from general and administrative expenses to cost of services.

Interest expense

The increase in interest expense was due to increased borrowings on our revolving line of credit to fund the acquisition of Kforce Government Solutions.

Provision for income taxes

Our effective tax rate is affected by recurring items, such as the relative amount of income we earn in various taxing jurisdictions and their tax rates. It is also affected by discrete items that may occur in any given year, but are not consistent from year-to-year. Our effective income tax rates were 26% and 28% for the three months ended June 30, 2019 and 2018, respectively. The primary driver of the decrease in our effective tax rate was due to an increased benefit from our deferred compensation plan and stock option exercises as well as increased tax expense for 2018 related to a discrete item recognized in the second quarter of 2018.

Six Months Ended June 30, 2019 Compared to the Six Months Ended June 30, 2018

The following table sets forth certain items from our condensed consolidated statements of income and the relative percentage that certain items of expenses and earnings bear to revenue, as well as the period-to-period change from June 30, 2018 to June 30, 2019.

	Six months ended June 30,				Period-to-Period Change
	2019	2018	2019	2018	2018 to 2019
	Dollars		Percentage		Dollars	Percentage
	(dollars in thousands)
REVENUE	$1,038,967	$964,280	100.0%	100.0%	$74,687	7.7%
Cost of services	890,349	824,945	85.7%	85.5%	65,404	7.9%
General and administrative expenses	86,789	84,585	8.4%	8.8%	2,204	2.6%
OPERATING INCOME	61,829	54,750	5.9%	5.7%	7,079	12.9%
Interest expense	(1,429)	(1,391)	0.1%	0.2%	38	2.7%
Interest income	311	42	—%	—%	269	640.5%
Other income (expense), net	(11)	62	—%	—%	(73)	(117.7)%
INCOME FROM OPERATIONS BEFORE INCOME TAXES AND EQUITY METHOD INVESTMENTS	60,700	53,463	5.8%	5.5%	7,237	13.5%
Provision for income taxes	(15,356)	(13,500)	1.4%	1.4%	1,856	13.7%
Equity in earnings (losses) of unconsolidated subsidiaries	(12)	19	—%	—%	(31)	(163.2)%
NET INCOME	$45,332	$39,982	4.4%	4.1%	$5,350	13.4%

Revenue

The primary driver of our increase in revenues relates to revenue from new contract awards and growth on certain existing contracts and our recent acquisition, which were offset by contracts and tasks that ended and reduced scope of work on some contracts.

Cost of services

The increase in cost of services was primarily due to increases in revenue. As a percentage of revenue, direct labor costs were 48% for both the six months ended June 30, 2019 and 2018. As a percentage of revenues, other direct costs, which include subcontractors and third party equipment and materials used in the performance of our contracts, were 38% for the six months ended June 30, 2019, compared to 37% for the same period in 2018.

General and administrative expenses

The increase in general and administrative expenses was primarily due to increased expenditures on support functions, expenditures related to our recent acquisition and other legal matters. These increases were partially offset by reduced bid and proposal spending and the reclassification of certain allocable expenses from general and administrative expenses to cost of services. We expect general and administrative expenses as a percent of revenue to increase during the remainder of 2019 due to increased bid and proposal spending in the second half of 2019.

Interest expense

The increase in interest expense was due to increased borrowing on our revolving line of credit to fund the acquisition of Kforce Government Solutions (KGS). We expect interest expense to increase for the remainder of 2019 due to increased borrowings under our credit facility to fund the acquisition.

Provision for income taxes

Our effective tax rate is affected by recurring items, such as the relative amount of income we earn in various taxing jurisdictions and their tax rates. It is also affected by discrete items that may occur in any given year, but are not consistent from year-to-year. Our effective income tax rates were 25% and 25% for the six months ended June 30, 2019 and 2018, respectively.

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

At June 30, 2019 and December 31, 2018, our backlog was $8.6 billion and $8.4 billion, respectively. Our funded backlog was $1.5 billion and $1.3 billion as of June 30, 2019 and December 31, 2018, respectively.

The following table reconciles our backlog to our remaining performance obligations as disclosed in Note 3 to our condensed consolidated financial statements in Item 1 (in billions):

June 30, 2019
Backlog	$8.6
Unexercised contract options	5.9
Remaining performance obligation	$2.7

Liquidity and Capital Resources

Our primary liquidity needs relate to managing working capital, financing acquisitions, making cash dividend payments, purchasing property and equipment and investing in capital software. Our primary sources of liquidity are cash from operating activities and borrowings under our revolving credit facility. On June 30, 2019, our cash and cash equivalents balance was $5.9 million. There were outstanding borrowings of $43.5 million under our revolving credit facility at June 30, 2019. The maximum available borrowings under our revolving credit facility at June 30, 2019 were $448.8 million. As of June 30, 2019, we were contingently liable under letters of credit totaling $7.7 million, which reduces our availability to borrow under our revolving credit facility.

Cash Flows From (Used In) Operating Activities

Our operating cash flow is primarily affected by our ability to invoice and collect from our customers in a timely manner, our management of vendor payments and the overall profitability of our contracts. We bill most of our customers monthly after services are rendered. Our accounts receivable days sales outstanding were 66 and 68 for the six months ended June 30, 2019 and 2018, respectively. For the six months ended June 30, 2019 and 2018, our net cash from operating activities was $123.4 million and $35.0 million, respectively. The increase in net cash flows from operating activities during the six months ended June 30, 2019 when compared to the same period in 2018 was primarily due to the timing of receivables collection.

Cash Flows From (Used In) Investing Activities

For the six months ended June 30, 2019 our net cash used in investing activities was $140.8 million, which was primarily due to the acquisition of KGS and the purchase of equipment to support a managed IT service contract, infrastructure investments and capitalized software for internal use. For the six months ended June 30, 2018 our net cash used in investing activities was $20.1 million, which was primarily due to the purchase of equipment to support a managed IT service contract, infrastructure investments and capitalized software for internal use.

Cash Flows From (Used in) Financing Activities

For the six months ended June 30, 2019, our net cash flow from financing activities was $18.0 million, which was primarily due to net borrowings under our revolving credit facility. For the six months ended June 30, 2018, our net cash used in financing activities were $17.2 million, which was primarily due to dividend payments.

Revolving Credit Facility

We maintain a credit agreement with a syndicate of lenders led by Bank of America, N.A., as sole administrative agent. The credit agreement provides for a $500 million revolving credit facility, with a $75 million letter of credit sublimit and a $30 million swing line loan sublimit. The credit agreement also includes an accordion feature that permits us to arrange with the lenders for the provision of additional commitments. The maturity date is August 17, 2022. Borrowings under our credit agreement are collateralized by substantially all the assets of us and our Material Subsidiaries (as defined in the credit agreement) and bear interest at one of the following variable rates as selected by us at the time of borrowing: a London Interbank Offer Rate base rate plus market spreads (1.25% to 2.25% based on our consolidated total leverage ratio) or Bank of America's base rate plus market spreads (0.25% to 1.25% based on our consolidated total leverage ratio). There were outstanding borrowings of $43.5 million on our revolving credit facility at June 30, 2019. As of and during the six months ended June 30, 2019, we were in compliance with the financial covenants under the credit agreement.

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

Dividend

During the six months ended June 30, 2019 and 2018, we declared and paid quarterly dividends in the amount of $0.27 per share and $0.25 per share, respectively, on both classes of our common stock. While we expect to continue the cash dividend program, any future dividends declared will be at the discretion of our Board of Directors and will depend, among other factors, upon our results of operations, financial condition and cash requirements, as well as such other factors that our Board of Directors deems relevant.

Off-Balance Sheet Arrangements

In the ordinary course of business, we use letters of credit issued to satisfy certain contractual terms with our customers. As of June 30, 2019, $7.7 million in letters of credit were issued but undrawn. We have an outstanding performance bond in connection with a contract between ManTech MENA, LLC and Jadwalean International Operations and Management Company to fulfill technical support requirements for the Royal Saudi Air Force. This performance bond is guaranteed by a letter of credit in the amount of $7.6 million.

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

Our ROU asset is recognized as the lease liability, any initial indirect costs and any prepaid lease payments, less any lease incentives. Our lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at commencement date. Our lease payments consist of amounts relating to the use of the underlying asset during the lease term, specifically fixed payments, payments to be made in optional periods when we are reasonably certain to exercise an option to extend the lease or not to exercise an option to terminate the lease and the amounts probable of being owed by us under residual guarantees. Our variable lease payments are excluded in measuring ROU assets and lease liabilities because they do not depend on an index or a rate or are not in substance fixed payments. We exclude lease incentives and initial direct costs incurred from our lease payments. Our leases typically do not provide an implicit rate, we use our incremental borrowing rate based on the information available at the commencement date in determining the present value of future payments.

For operating leases, after lease commencement, we measure our lease liability for each period at the present value of any remaining lease payments, discounted by using the rate determined at lease commencement. In our condensed consolidated statement of income, we recognize a single operating lease expense calculated on a straight-line basis over the remaining lease term. The depreciation of the ROU asset increases each year as a result of the declining lease liability balance. Variable lease payments are not recognized in the measurement of the lease liability - they are recognized in the period in which the related obligation has been incurred.

For finance leases, after lease commencement, we measure our lease liability by using the effective interest rate method. In each period, the lease liability will be increased to reflect the interest that is accrued on the related lease liability by using the appropriate discount rate, offset by a decrease in the lease liability resulting from the periodic lease payments. We recognize the ROU asset at cost, reduced by any accumulated depreciation. The ROU asset is depreciated on a straight-line basis. Together, the interest expense and depreciation expense result in a front-loaded expense profile. We will present interest expense and depreciation expense separately on our condensed consolidated statement of income.

Recently Adopted Accounting Standards Updates

ASU 2016-02, Leases (Topic 842) supersedes the leases requirements in Topic 840, Leases. The objective of Topic 842 is to establish the principles that lessees and lessors should apply to report useful information to users of financial statements about the amount, timing and uncertainty of cash flows arising from a lease. We elected to adopt using the modified retrospective method at the beginning of the period of adoption, January 1, 2019, through the recognition of a lease liability and corresponding right of use asset. We elected the following transition related practical expedients: not to reassess whether any expired or existing contracts are or contain leases, not to reassess lease classification as determined under ASC 840 and, not to reassess initial direct costs for any existing lease. We have also elected not to apply the recognition and measurement requirements to short-term leases (less than 1 year). Additional details are included in Note 4 in our condensed consolidated financial statements in Item 1.

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

The FASB has issued ASU 2018-15, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract (a consensus of the FASB Emerging Issues Task Force), which aims to reduce complexity in the accounting for costs of implementing a cloud computing service arrangement. In fact, ASU 2018-15 aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software license). Accordingly, the amendments in this ASU require an entity (customer) in a hosting arrangement that is a service contract to follow the guidance in Subtopic 350-40, Intangibles—Goodwill and Other—Internal-Use Software, in order to determine which implementation costs to capitalize as an asset related to the service contract and which costs to expense. Costs to develop or obtain internal-use software that cannot be capitalized under Subtopic 350-40 (e.g., training costs and certain data conversion costs) also cannot be capitalized for a hosting arrangement that is a service contract. Additionally, the amendments in this ASU require the entity (customer) to expense the capitalized implementation costs of a hosting arrangement that is a service contract over the term of the hosting arrangement (i.e., the noncancellable period of the arrangement plus periods covered by (1) an option to extend the arrangement if the customer is reasonably certain to exercise that option, (2) an option to terminate the arrangement if the customer is reasonably certain not to exercise the termination option and (3) an option to extend (or not to terminate) the arrangement in which exercise of the option is in the control of the vendor). The amendments in this ASU also require the entity to present the expense related to the capitalized implementation costs in the same line item in the statement of income as the fees associated with the hosting element (service) of the arrangement, and to classify payments for capitalized implementation costs in the statement of cash flows in the same manner as payments made for fees associated with the hosting element. Note that the accounting for the service element of a hosting arrangement that is a service contract is not affected by the amendments in this ASU. The amendments are effective for fiscal years beginning after December 15, 2019, and for interim periods within those fiscal years. We are currently evaluating methods of adoption as well as the effect on our condensed consolidated financial statements.

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
The FASB has issued ASU 2019-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date by replacing the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. Prior GAAP included multiple credit impairment objectives that generally delayed recognition of the full amount of credit losses until it was probable that the loss would occur. The new guidance eliminates the probable initial recognition threshold and, instead, reflects an entity’s current estimate of all expected credit losses. The new guidance broadens the information that an entity must consider in developing its expected credit loss estimate for assets measured either collectively or individually to include forecasted information, as well as past events and current conditions. There is no specified method for measuring expected credit losses, and an entity is allowed to apply methods that reasonably reflect its expectations of the credit loss estimate. Although an entity may still use its current systems and methods for recording the allowance for credit losses, under the new rules, the inputs used to record the allowance for credit losses generally will need to change to appropriately reflect an estimate of all expected credit losses and the use of reasonable and supportable forecasts. The accounting for purchased credit impaired financial assets under the amendments will make the allowance for credit losses more comparable between originated assets and purchased financial assets, as well as reduce complexity with the accounting for interest income. Additionally, credit losses on available-for-sale debt securities will now have to be presented as an allowance rather than as a write-down. This approach is an improvement to current GAAP, because unlike current GAAP, which prohibits reflecting reversals of credit losses, an entity will be able to record reversals of credit losses in current-period net income in situations in which the estimate of credit losses declines, thereby aligning the income statement recognition of credit losses with the reporting period in which the changes occur. For public business entities that are SEC filers, the amendments are effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. For all other public business entities, the amendments are effective for fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. We do not expect the adoption of this ASU to have a material effect on our condensed consolidated financial statements.
Other ASUs effective after June 30, 2019 are not expected to have a material effect on our condensed consolidated financial statements.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Our exposure to market risk relates to changes in interest rates for borrowing under our revolving credit facility. At June 30, 2019, we had an outstanding balance of $43.5 million on our revolving credit facility. Borrowings under our revolving credit facility bear interest at variable rates. A hypothetical 10% increase in interest rates would have a $0.2 million effect on our interest expense for the three months ended June 30, 2019.

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

As of June 30, 2019, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), management evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 of the Exchange Act. Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level described above.

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
101
The following materials from the ManTech International Corporation Quarterly Report on Form 10-Q for the quarter ended June 30, 2019, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at June 30, 2019 and December 31, 2018; (ii) Condensed Consolidated Statements of Income for the Three and Six Months Ended June 30, 2019 and 2018; (iii) Condensed Consolidated Statements of Comprehensive Income for the Three and Six Months Ended June 30, 2019 and 2018; (iv) Condensed Consolidated Statements of Changes in Stockholders' Equity for the Three and Six Months June 30, 2019 and 2018 (v) Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2019 and 2018; and (vi) Notes to Condensed Consolidated Financial Statements.

‡ Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MANTECH INTERNATIONAL CORPORATION

		By:	/s/ KEVIN M. PHILLIPS
Date:	August 2, 2019	Name:	Kevin M. Phillips
		Title:	President and Chief Executive Officer

		By:	/s/ JUDITH L. BJORNAAS
Date:	August 2, 2019	Name:	Judith L. Bjornaas
		Title:	Chief Financial Officer