Form 10-Q
period 2019-09-30
MANTECH INTERNATIONAL CORP
filed 2019-11-01
CIK 892537

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
__________________________________________
FORM 10-Q
__________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No
As of October 30, 2019 there were 26,913,779 shares outstanding of our Class A common stock and 13,188,045 shares outstanding of our Class B common stock.

MANTECH INTERNATIONAL CORPORATION
FORM 10-Q
FOR THE QUARTER ENDED September 30, 2019

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

MANTECH INTERNATIONAL CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands Except Share and Per Share Amounts)

	(unaudited)
	September 30, 2019	December 31, 2018
ASSETS
Cash and cash equivalents	$33,313	$5,294
Receivables—net	367,042	405,378
Prepaid expenses	26,069	23,398
Other current assets	7,152	5,915
Total Current Assets	433,576	439,985
Goodwill	1,191,213	1,085,806
Other intangible assets—net	203,247	171,962
Operating lease right of use assets	116,236	—
Property and equipment—net	72,993	51,427
Employee supplemental savings plan assets	34,897	30,501
Investments	11,550	11,830
Other assets	14,127	12,360
TOTAL ASSETS	$2,077,839	$1,803,871
LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Accounts payable and accrued expenses	$161,404	$126,066
Accrued salaries and related expenses	104,309	89,058
Contract liabilities	43,891	28,209
Operating lease liabilities—current	28,170	—
Total Current Liabilities	337,774	243,333
Long term debt	25,000	7,500
Deferred income taxes	126,048	108,956
Operating lease liabilities—long term	98,979	—
Accrued retirement	33,654	30,999
Other long-term liabilities	1,428	11,889
TOTAL LIABILITIES	622,883	402,677
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY
Common stock, Class A—$0.01 par value; 150,000,000 shares authorized; 27,149,693 and 26,817,513 shares issued at September 30, 2019 and December 31, 2018; 26,905,580 and 26,573,400 shares outstanding at September 30, 2019 and December 31, 2018	271	268
Common stock, Class B—$0.01 par value; 50,000,000 shares authorized; 13,188,045 and 13,188,045 shares issued and outstanding at September 30, 2019 and December 31, 2018	132	132
Additional paid-in capital	519,835	506,970
Treasury stock, 244,113 and 244,113 shares at cost at September 30, 2019 and December 31, 2018	(9,158)	(9,158)
Retained earnings	943,969	903,084
Accumulated other comprehensive loss	(93)	(102)
TOTAL STOCKHOLDERS’ EQUITY	1,454,956	1,401,194
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,077,839	$1,803,871
See notes to condensed consolidated financial statements.

MANTECH INTERNATIONAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In Thousands Except Per Share Amounts)

	(unaudited) Three months ended September 30,		(unaudited) Nine months ended September 30,
	2019	2018	2019	2018
REVENUE	$579,179	$497,205	$1,618,146	$1,461,485
Cost of services	487,914	425,560	1,378,263	1,250,505
General and administrative expenses	52,863	42,246	139,652	126,831
OPERATING INCOME	38,402	29,399	100,231	84,149
Interest expense	(659)	(616)	(2,088)	(2,007)
Interest income	90	43	401	85
Other income (expense), net	(39)	1	(50)	63
INCOME FROM OPERATIONS BEFORE INCOME TAXES AND EQUITY METHOD INVESTMENTS	37,794	28,827	98,494	82,290
Provision for income taxes	(9,873)	(6,912)	(25,229)	(20,412)
Equity in earnings of unconsolidated subsidiaries	16	8	4	27
NET INCOME	$27,937	$21,923	$73,269	$61,905
BASIC EARNINGS PER SHARE:
Class A common stock	$0.70	$0.55	$1.84	$1.57
Class B common stock	$0.70	$0.55	$1.84	$1.57
DILUTED EARNINGS PER SHARE:
Class A common stock	$0.69	$0.55	$1.82	$1.55
Class B common stock	$0.69	$0.55	$1.82	$1.55

See notes to condensed consolidated financial statements.

MANTECH INTERNATIONAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In Thousands)

	(unaudited) Three months ended September 30,		(unaudited) Nine months ended September 30,
	2019	2018	2019	2018
NET INCOME	$27,937	$21,923	$73,269	$61,905
OTHER COMPREHENSIVE INCOME (LOSS):
Cumulative-effect adjustment for adoption of Accounting Standards Update 2018-02	—	—	(24)	—
Translation adjustments, net of tax	4	(27)	9	(54)
Total other comprehensive income (loss)	4	(27)	(15)	(54)
COMPREHENSIVE INCOME	$27,941	$21,896	$73,254	$61,851

See notes to condensed consolidated financial statements.

MANTECH INTERNATIONAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(In Thousands)

	(unaudited) Three months ended September 30,		(unaudited) Nine months ended September 30,
	2019	2018	2019	2018
Common Stock, Class A
At beginning of period	$270	$266	$268	$263
Stock option exercises	1	2	2	4
Stock-based compensation expense	—	—	1	1
At end of period	271	268	271	268
Common Stock, Class B
At beginning of period	132	132	132	132
At end of period	132	132	132	132
Additional Paid-In Capital
At beginning of period	513,840	498,370	506,970	492,030
Stock option exercises	4,176	4,667	9,154	11,489
Stock-based compensation expense	1,938	1,341	5,187	3,582
Payment consideration to tax authority on employees' behalf	(119)	—	(1,476)	(2,723)
At end of period	519,835	504,378	519,835	504,378
Treasury Stock, at cost
At beginning of period	(9,158)	(9,158)	(9,158)	(9,158)
At end of period	(9,158)	(9,158)	(9,158)	(9,158)
Retained Earnings
At beginning of period	926,855	880,837	903,084	860,027
Net income	27,937	21,923	73,269	61,905
Dividends	(10,823)	(9,928)	(32,360)	(29,687)
Cumulative-effect adjustment for adoption of Accounting Standards Update 2018-02	—	—	(24)	—
Cumulative-effect adjustment for adoption of Accounting Standards Update 2014-09	—	—	—	587
At end of period	943,969	892,832	943,969	892,832
Accumulated Other Comprehensive Loss
At beginning of period	(97)	(347)	(102)	(320)
Translation adjustments, net of tax	4	(27)	9	(54)
At end of period	(93)	(374)	(93)	(374)
Total Stockholders' Equity	$1,454,956	$1,388,078	$1,454,956	$1,388,078

See notes to condensed consolidated financial statements.

MANTECH INTERNATIONAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)

	(unaudited) Nine months ended September 30,
	2019	2018
CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES:
Net income	$73,269	$61,905
Adjustments to reconcile net income to net cash flow from (used in) operating activities:
Depreciation and amortization	39,470	40,028
Noncash lease expense	20,949	—
Deferred income taxes	9,773	13,274
Stock-based compensation expense	5,188	3,583
Contract loss reserve	(881)	—
Equity in (earnings) of unconsolidated subsidiaries	(4)	(27)
Change in assets and liabilities—net of effects from acquired businesses:
Receivables—net	60,182	(49,289)
Prepaid expenses	(5,609)	(8,448)
Other current assets	(1,067)	14,356
Employee supplemental savings plan asset	(4,396)	(1,899)
Accounts payable and accrued expenses	28,888	4,946
Accrued salaries and related expenses	9,830	5,907
Contract liabilities	15,682	10,256
Operating lease liabilities	(21,077)	—
Accrued retirement	2,655	965
Other	107	(1,343)
Net cash flow from operating activities	232,959	94,214
CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES:
Acquisition of a business-net of cash acquired	(153,180)	(5,279)
Purchases of property and equipment	(38,455)	(25,029)
Deferred contract costs	(3,520)	(3,586)
Investment in capitalized software for internal use	(2,784)	(4,199)
Proceeds from equity method investment	283	—
Proceeds from corporate owned life insurance	—	1,300
Net cash used in investing activities	(197,656)	(36,793)
CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES:
Borrowing under revolving credit facility	465,500	501,000
Repayments under revolving credit facility	(448,000)	(532,000)
Dividends paid	(32,365)	(29,691)
Proceeds from exercise of stock options	9,156	11,493
Payment consideration to tax authority on employees' behalf	(1,476)	(2,723)
Principal paid on financing leases	(99)	—
Net cash used in financing activities	(7,284)	(51,921)
NET CHANGE IN CASH AND CASH EQUIVALENTS	28,019	5,500
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	5,294	9,451
CASH AND CASH EQUIVALENTS, END OF PERIOD	$33,313	$14,951
SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest	$1,938	$1,961
Cash paid for income taxes, net of refunds	$16,117	$(6,750)
Noncash investing and financing activities:
Operating lease liabilities arising from obtaining right of use assets	$18,527	$—
Finance lease liabilities arising from obtaining right of use assets	$368	$—
Capital expenditures incurred but not yet paid	$1,333	$112
See notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2019
UNAUDITED

1.	Description of the Business

ManTech International Corporation (depending on the circumstances, “ManTech” “Company” “we” “our” “ours” or “us”) provides mission-focused technology solutions and services for U.S. defense, intelligence community and federal civilian agencies. In business for more than 50 years, we excel in full-spectrum cyber, data collection & analytics, enterprise information technology (IT) and systems and software engineering solutions that support national and homeland security.

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

For contracts that do not meet the criteria to measure performance as a right to invoice under the series guidance, we utilize an Estimate at Completion process to measure progress toward completion. We typically estimate progress towards completion based on cost incurred or direct labor incurred. As part of this process, we review information including, but not limited to, any outstanding key contract matters, progress towards completion and the related program schedule, identified risks and opportunities and the related changes in estimates of revenue and costs. The risks and opportunities include judgments about the ability and cost to achieve the contract milestones and other technical contract requirements. We make assumptions and estimates regarding labor productivity and availability, the complexity of the work to be performed, the availability of materials, the length of time to complete the performance obligation, execution by our subcontractors, the availability and timing of funding from our customer and overhead cost rates, among other variables. A significant change in one or more of these estimates could affect the timing in which we recognize revenue on our contracts. For the three months ended September 30, 2019 and 2018, the aggregate impact of adjustments in contract estimates increased our revenue by $5.9 million and $4.5 million, respectively. For the nine months ended September 30, 2019 and 2018, the aggregate impact of adjustments in contract estimates increased our revenue by $9.0 million and $8.8 million, respectively.

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

The following tables disclose revenue (in thousands) by contract type, customer, prime or subcontractor and geography for the periods presented.

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Cost-reimbursable	$397,921	$337,105	$1,129,538	$970,647
Fixed-price	120,632	108,921	323,723	341,854
Time-and-materials	60,626	51,179	164,885	148,984
Revenue	$579,179	$497,205	$1,618,146	$1,461,485

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Department of Defense and intelligence agencies	$443,253	$365,044	$1,241,609	$1,055,911
Federal civilian agencies	124,243	121,543	341,880	371,767
State agencies, international agencies and commercial entities	11,683	10,618	34,657	33,807
Revenue	$579,179	$497,205	$1,618,146	$1,461,485

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Prime contractor	$524,370	$442,413	$1,448,875	$1,298,437
Subcontractor	54,809	54,792	169,271	163,048
Revenue	$579,179	$497,205	$1,618,146	$1,461,485

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
U.S.	$571,923	$490,098	$1,596,365	$1,439,293
International	7,257	7,107	21,781	22,192
Revenue	$579,179	$497,205	$1,618,146	$1,461,485

The following table discloses contract receivables (in thousands):

	September 30, 2019	December 31, 2018
Billed receivables	$292,323	$301,716
Unbilled receivables	82,054	109,895
Allowance for doubtful accounts	(7,335)	(6,233)
Receivables—net	$367,042	$405,378

Receivables at September 30, 2019 are expected to be substantially collected within one year except for approximately $1.1 million, of which 100% is related to receivables from sales to the U.S. government or from contracts in which we acted as a subcontractor to other contractors selling to the U.S. government. We do not believe that we have significant exposure to credit risk as billed receivables and unbilled receivables are primarily due from the U.S. government. The allowance for doubtful accounts represents our estimate for exposure due to compliance, contractual issues and bad debts related to prime contractors.

The following table discloses contract liabilities (in thousands):

	September 30, 2019	December 31, 2018
Contract liabilities	$43,891	$28,209

For the three months ended and nine months ended September 30, 2019, the amount of revenue that was included in the opening contract liabilities balance were $0.9 million and $23.4 million, respectively.

The remaining performance obligation as of September 30, 2019 is $3.1 billion. The following table discloses when we expect to recognize the remaining performance obligation as revenue (in billions):

For the remaining three months ending December 31, 2019	For the year ending
	December 31, 2020	December 31, 2021	Thereafter
$0.6	$1.5	$0.5	$0.5

4.	Leases

We adopted ASC 842, Leases, on January 1, 2019. We elected to apply the provisions of the standard as of the date of adoption, and, therefore, have not restated prior comparative periods. Upon adoption, we recorded operating lease liabilities of $129.6 million and operating lease right of use (ROU) assets of $118.7 million. We elected the practical expedient to recognize the lease payments related to short-term leases as profit or loss on a straight-line basis over the lease term and variable lease payments in the period in which the obligation for those payments are incurred. We also elected the following transition related practical expedients: not to reassess whether expired or existing contracts are or contain leases, not to reassess lease classification as determined under ASC 840 and not to reassess initial direct costs from any existing lease. We elected the practical expedient as an accounting election not to separate nonlease components from lease components on all classes of underlying assets. Our leases include nonlease components such as common area maintenance (CAM), utilities and operating expenses. Additionally, we implemented internal controls and key system functionality to enable the preparation of financial information upon adoption. ASC 842 had a material impact on our condensed consolidated balance sheet, but did not have an impact on our condensed consolidated income statement. The most significant impact was the recognition of ROU assets and lease liabilities for operating leases, while our accounting for finance leases remained substantially unchanged.

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

Our operating leases are primarily made up of real estate. Our variable lease payments do not depend on an index or a rate or are not in substance fixed payments. Our leases have remaining lease terms of 1 day to 11 years, some of which include options to extend the leases for up to 14 years, and some of which include options to terminate the leases within 1 year. Our transportation vehicles and equipment leases include a residual value guarantee, which is a guarantee made to the lessor that the value of the underlying asset returned to the lessor at the end of the lease will be at least a specific amount. We sublease some of our real estate space. Sublease income is immaterial and is presented net with the corresponding lease expense. We do not have any leases that have not yet commenced due to construction or design of the underlying asset. We recognize payments related to short-term leases (less than one year) as expense on a straight-line basis over the lease term and variable lease payments in the period in which the obligation for those payments were incurred. As such, our short-term lease expense for the three and nine months ended September 30, 2019 was $1.4 million and $4.2 million, respectively. For the three and nine months ended September 30, 2019, we incurred variable lease costs of $0.5 million and $1.9 million, respectively.

In our condensed consolidated statement of income, we recognize lease expense within general and administrative expense or cost of goods sold depending on the use of the underlying lease. For leases classified as financing, the interest on lease liabilities is classified within interest expense.

The balance sheet information related to our leases was as follows (dollars in thousands):

September 30, 2019
Operating Leases
Operating lease right of use assets	$116,236

Operating lease liabilities—current	$28,170
Operating lease liabilities—long term	98,979
Total operating lease liabilities	$127,149
Finance Leases
Property and equipment—gross	$669
Accumulated depreciation	(194)
Property and equipment—net	$475

Accounts payable and other accrued expenses	$143
Other long-term liabilities	332
Total finance lease liabilities	$475

The components of lease expense were as follows (in thousands):

	Three months ended September 30, 2019	Nine months ended September 30, 2019
Operating lease expenses	$8,412	$24,727

Depreciation of right of use assets	$45	$194
Interest on lease liabilities	19	33
Finance lease expenses	$64	$227

The weighted average information related to leases was as follows:

September 30, 2019
Weighted Average Remaining Lease Term
Operating leases	5 years
Finance leases	3 years
Weighted Average Discount Rate
Operating leases	3%
Finance leases	5%

Future minimum lease payments under non-cancellable leases as of September 30, 2019 were as follows (in thousands):

	Operating Leases	Financing Leases
For the three months ended December 31, 2019	$6,437	$31
2020	33,859	176
2021	31,033	156
2022	27,272	150
2023	22,666	41
Thereafter	16,759	—
Total future minimum lease payments	138,026	554
Less imputed interest	(10,877)	(79)
Total	$127,149	$475

5.	Acquisitions

H2M Group (H2M)—On August 8, 2019, we completed the acquisition of H2M through a membership interest purchase agreement by and among H2M Group, HHM Holding LLC, and the Members and ManTech International Corporation. The results of H2M's operations have been included in our condensed consolidated financial statements since that date. We funded the acquisition with cash on hand and borrowings on our revolving credit facility. H2M is a provider of intelligence and analysis services and solutions primarily to the National Geospatial-Intelligence Agency (NGA). This acquisition strengthens our ability to help key government agencies implement new automation techniques that enable intelligence analysts to more effectively navigate large amounts of data and to distill the critical information that informs actionable intelligence necessary to make mission-critical decisions.

For the nine months ended September 30, 2019, we incurred approximately $0.3 million of acquisition costs related to the H2M transaction, which are included in general and administrative expenses in our condensed consolidated statement of income.

The preliminary purchase price of $38.8 million, which includes an estimated working capital adjustment, was preliminarily allocated to the underlying assets and liabilities based on their estimated fair value at the date of acquisition. As we are still in the process of reviewing the fair value of the assets acquired and liabilities assumed and in finalizing the closing working capital adjustment, the purchase price allocation for H2M is not complete as of September 30, 2019. Recognition of goodwill is largely attributed to the value paid for H2M's capabilities to support government agencies in the implementation of high-quality geospatial and professional services. The goodwill recorded for this transaction will be deductible for tax purposes over 15 years.

In preliminarily allocating the purchase price, we considered, among other factors, analysis of historical performance and estimates of future performance of H2M's contracts. The components of other intangible assets associated with the acquisition were customer relationships and backlog valued at $9.6 million and $2.3 million, respectively. Customer contracts and related relationships represent the underlying relationships and agreements with H2M's existing customers. Customer relationships are amortized using the pattern of benefits method over their estimated useful lives of approximately 20 years. Backlog is amortized using the pattern of benefits method over its estimated useful life of 2 years. The weighted-average amortization period for the intangible assets is 17 years.

The following table represents the preliminary purchase price allocation for H2M (in thousands):

Cash and cash equivalents	$15
Receivables	4,011
Prepaid expenses	199
Other current assets	2
Goodwill	25,382
Other intangible assets	11,900
Operating lease ROU asset	145
Property and equipment	57
Other assets	7
Accounts payable and accrued expenses	(1,775)
Accrued salaries and related expenses	(1,000)
Operating lease liabilities - current	(86)
Operating lease liabilities - non current	(60)
Net assets acquired and liabilities assumed	$38,797

Kforce Government Solutions (KGS)—On April 1, 2019, we completed the acquisition of KGS. KGS was a wholly owned subsidiary of the publicly traded commercial technology and staffing company KForce, Inc. The results of KGS's operations have been included in our condensed consolidated financial statements since that date. The acquisition was completed through an equity purchase agreement dated February 28, 2019, by and among Kforce Government Solutions, Inc and other beneficiaries and ManTech International Corporation. We funded the acquisition with cash on hand and borrowings on our revolving credit facility. KGS provides services, IT solutions, transformation and management consulting and data analytics - most notably in the healthcare IT market. This acquisition will expand our presence with important customers such as the Department of Veteran Affairs (VA).

For the nine months ended September 30, 2019, we incurred approximately $1.0 million of acquisition costs related to the KGS transaction, which are included in general and administrative expenses in our condensed consolidated statement of income.

The purchase price of $114.6 million, which includes the finalized working capital adjustment, was preliminarily allocated to the underlying assets and liabilities based on their estimated fair value at the date of acquisition. As we are still in the process of reviewing the fair value of the assets acquired and liabilities assumed, the purchase price allocation for KGS is not complete as of September 30, 2019. Recognition of goodwill is largely attributed to the value paid for KGS's capabilities to support customers in IT solutions, transformation and management consulting and data analytics. A majority of the goodwill recorded will not be deductible for tax purposes.

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

The following table represents the preliminary purchase price allocation for KGS (in thousands):

Cash and cash equivalents	$154
Receivables	17,835
Prepaid expenses	368
Other current assets	168
Goodwill	80,025
Other intangible assets	34,839
Property and equipment	361
Accounts payable and accrued expenses	(6,887)
Accrued salaries and related expenses	(4,421)
Deferred income taxes	(7,319)
Other long-term liabilities	(571)
Net assets acquired and liabilities assumed	$114,552

6.	Earnings Per Share

Under ASC 260, Earnings per Share, the two-class method is an earnings allocation formula that determines earnings per share for each class of common stock according to dividends declared (or accumulated) and participation rights in undistributed earnings. Under that method, basic and diluted earnings per share data are presented for each class of common stock.

In applying the two-class method, we determined that undistributed earnings should be allocated equally on a per share basis between Class A and Class B common stock. Under our Certificate of Incorporation, the holders of the common stock are entitled to participate ratably, on a share-for-share basis as if all shares of common stock were of a single class, in such dividends as may be declared by the Board of Directors. During the nine months ended September 30, 2019 and 2018, we declared and paid quarterly dividends in the amount of $0.27 per share and $0.25 per share, respectively, on both classes of common stock.

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

The net income available to common stockholders and weighted average number of common shares outstanding used to compute basic and diluted earnings per share for each class of common stock are as follows (in thousands, except per share amounts):

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Distributed earnings	$10,823	$9,928	$32,360	$29,687
Undistributed earnings	17,114	11,995	40,909	32,218
Net income	$27,937	$21,923	$73,269	$61,905

Class A common stock:
Basic net income available to common stockholders	$18,729	$14,623	$49,048	$41,226
Basic weighted average common shares outstanding	26,822	26,421	26,706	26,293
Basic earnings per share	$0.70	$0.55	$1.84	$1.57

Diluted net income available to common stockholders	$18,798	$14,682	$49,203	$41,402
Effect of potential exercise of stock options	306	322	257	340
Diluted weighted average common shares outstanding	27,128	26,743	26,963	26,633
Diluted earnings per share	$0.69	$0.55	$1.82	$1.55

Class B common stock:
Basic net income available to common stockholders	$9,208	$7,300	$24,221	$20,679
Basic weighted average common shares outstanding	13,188	13,189	13,188	13,189
Basic earnings per share	$0.70	$0.55	$1.84	$1.57

Diluted net income available to common stockholders	$9,139	$7,241	$24,066	$20,503
Diluted weighted average common shares outstanding	13,188	13,189	13,188	13,189
Diluted earnings per share	$0.69	$0.55	$1.82	$1.55

For the three months ended September 30, 2019 and 2018, options to purchase 7,641 shares and 242,789 shares, respectively, were outstanding but not included in the computation of diluted earnings per share because the options' effect would have been anti-dilutive. For the nine months ended September 30, 2019 and 2018, options to purchase 331,994 shares and 268,013 shares, respectively, were outstanding but not included in the computation of diluted earnings per share because the options' effect would have been anti-dilutive. For the nine months ended September 30, 2019 and 2018, there were 255,376 shares and 387,926 shares, respectively, issued from the exercise of stock options. For the nine months ended September 30, 2019 and 2018 there were 76,346 shares and 86,233 shares, respectively, issued from the vesting of restricted stock units.

7.	Property and Equipment

Major classes of property and equipment are summarized as follows (in thousands):

	September 30, 2019	December 31, 2018
Furniture and equipment	$131,114	$97,577
Leasehold improvements	48,421	43,065
Finance leases	669	—
Property and equipment—gross	180,204	140,642
Accumulated depreciation and amortization	(107,211)	(89,215)
Property and equipment—net	$72,993	$51,427

Depreciation and amortization expense related to property and equipment for the three months ended September 30, 2019 and 2018 was $6.9 million and $6.4 million, respectively. Depreciation and amortization expense related to property and equipment for the nine months ended September 30, 2019 and 2018 was $19.4 million and $19.1 million, respectively.

8.	Goodwill and Other Intangible Assets

The change in the carrying amount of goodwill during the year ended December 31, 2018 and nine months ended September 30, 2019 are as follows (in thousands):

Goodwill Balance
Goodwill at December 31, 2017	$1,084,560
Acquisition fair value adjustment	1,246
Goodwill at December 31, 2018	1,085,806
Acquisitions	105,407
Goodwill at September 30, 2019	$1,191,213

Other intangible assets consisted of the following (in thousands):

	September 30, 2019			December 31, 2018
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Other intangible assets:
Contract and program intangible assets	$402,532	$215,942	$186,590	$355,932	$201,298	$154,634
Capitalized software cost for internal use	53,322	36,665	16,657	50,925	33,597	17,328
Total other intangible assets—net	$455,854	$252,607	$203,247	$406,857	$234,895	$171,962

Amortization expense relating to intangible assets for the three months ended September 30, 2019 and 2018 was $6.1 million and $6.8 million, respectively. Amortization expense relating to intangible assets for the nine months ended September 30, 2019 and 2018 was $18.0 million and $20.3 million, respectively. We estimate that we will have the following amortization expense for the future periods indicated below (in thousands):

For the remaining three months ending December 31, 2019	$6,710
For the year ending:
December 31, 2020	$25,301
December 31, 2021	$23,072
December 31, 2022	$20,139
December 31, 2023	$16,858
December 31, 2024	$15,151

9.	Debt

Revolving Credit Facility—We maintain a credit facility with a syndicate of lenders led by Bank of America, N.A., as sole administrative agent. The credit agreement provides for a $500 million revolving credit facility, with a $75 million letter of credit sublimit and a $30 million swing line loan sublimit. The credit agreement also includes an accordion feature that permits us to arrange with the lenders for the provision of additional commitments. The maturity date is August 17, 2022.

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

The terms of the credit agreement permit prepayment and termination of the loan commitments at any time, subject to certain conditions. The credit agreement requires us to comply with specified financial covenants, including the maintenance of certain leverage ratios and a consolidated coverage ratio. The credit agreement also contains various covenants, including affirmative covenants with respect to certain reporting requirements and maintaining certain business activities, and negative covenants that, among other things, may limit or impose restrictions on our ability to incur liens, incur additional indebtedness, make investments, make acquisitions and undertake certain other actions. As of and during the nine months ended September 30, 2019 and 2018, we were in compliance with the financial covenants under the credit agreement.

There was $25.0 million and $7.5 million outstanding on our revolving credit facility at September 30, 2019 and December 31, 2018, respectively. The maximum available borrowing under the revolving credit facility at September 30, 2019 was $467.3 million. As of September 30, 2019, we were contingently liable under letters of credit totaling $7.7 million, which reduces our availability to borrow under our revolving credit facility.

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

An officer of our Company was party to an arbitration proceeding with a former employer relating to a breach of a contract claim.  Pursuant to indemnification arrangements we have with this officer, we were exposed to a loss related to this claim.  In the period ending September 30, 2019, we settled the claim. The settlement amount was not material to our condensed consolidated financial statements.

We have $7.7 million outstanding on our letter of credit, of which $7.6 million is related to an outstanding performance bond in connection with a contract between ManTech MENA, LLC and Jadwalean International Operations and Management Company to fulfill technical support requirements for the Royal Saudi Air Force.

11.	Stock-Based Compensation

Our 2016 Management Incentive Plan (the Plan) was designed to attract, retain and motivate key employees. The types of awards available under the Plan include, among others, stock options, restricted stock and restricted stock units (RSUs). Equity awards granted under the Plan are settled in shares of Class A common stock. At the beginning of each year, the Plan provides that the number of shares available for issuance automatically increases by an amount equal to 1.5% of the total number of shares of Class A and Class B common stock outstanding on December 31st of the previous year. On January 2, 2019, there were 596,422 additional shares made available for issuance under the Plan. Through September 30, 2019, the Board of Directors has authorized the issuance of up to 15,148,321 shares under this Plan. Through September 30, 2019, the remaining aggregate number of shares of our common stock available for future grants under the Plan was 6,727,002. The Plan expires in March 2026.

The Plan is administered by the compensation committee of our Board of Directors, along with its delegates. Subject to the express provisions of the Plan, the committee has the Board of Directors’ authority to administer and interpret the Plan, including the discretion to determine the exercise price, vesting schedule, contractual life and the number of shares to be issued.

Stock Compensation Expense—For the three months ended September 30, 2019 and 2018, we recorded $2.0 million and $1.3 million of stock-based compensation expense. For the nine months ended September 30, 2019 and 2018, we recorded $5.2 million and $3.6 million of stock-based compensation expense. No compensation expense of employees with stock awards, including stock-based compensation expense, was capitalized during the periods. For the three months ended September 30, 2019 and 2018, we recorded $(0.9) million and $(1.2) million, respectively, to income tax expense (benefit) related to the exercise of stock options, vested cancellations and the vesting of restricted stock and restricted stock units. For the nine months ended September 30, 2019 and 2018, we recorded $(1.6) million and $(2.9) million, respectively, to income tax expense (benefit) related to the exercise of stock options, vested cancellations and the vesting of restricted stock and restricted stock units.

Stock Options—Under the Plan, we have issued stock options. A stock option gives the holder the right, but not the obligation to purchase a certain number of shares at a predetermined price for a specific period of time. We typically issue options that vest over three years in equal installments beginning on the first anniversary of the date of grant. Under the terms of the Plan, the contractual life of the option grants may not exceed eight years. During the nine months ended September 30, 2019 and 2018, we issued options that expire five years from the date of grant.

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

The following weighted-average assumptions were used for option grants during the nine months ended September 30, 2019 and 2018:

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

The following table summarizes weighted-average assumptions used in our calculations of fair value for the nine months ended September 30, 2019 and 2018:

	Nine months ended September 30,
	2019	2018
Volatility	27.00%	26.34%
Expected life of options	3 years	3 years
Risk-free interest rate	2.38%	2.46%
Dividend yield	2.00%	2.00%

Stock Option Activity—The weighted-average fair value of options granted during the nine months ended September 30, 2019 and 2018, as determined under the Black-Scholes-Merton valuation model, was $10.10 and $9.98, respectively. Option grants that vested during the nine months ended September 30, 2019 and 2018 had a combined fair value of $1.2 million and $0.7 million, respectively.

The following table summarizes stock option activity for the year ended December 31, 2018 and the nine months ended September 30, 2019:

	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value (in thousands)	Weighted Average Remaining Contractual Life
Stock options outstanding at December 31, 2017	1,169,408	$35.88	$16,731
Granted	466,828	$54.87
Exercised	(420,524)	$30.05	$12,411
Cancelled and expired	(122,312)	$43.85
Stock options outstanding at December 31, 2018	1,093,400	$45.34	$8,776
Granted	256,006	$53.81
Exercised	(255,376)	$35.82	$7,038
Cancelled and expired	(97,005)	$50.89
Stock options outstanding at September 30, 2019	997,025	$49.42	$21,927	3 years

Stock options exercisable at September 30, 2019	221,597	$41.09	$6,719	2 years

The following table summarizes non-vested stock options for the nine months ended September 30, 2019:

	Number of Shares	Weighted Average Fair Value
Non-vested stock options at December 31, 2018	774,402	$8.77
Granted	256,006	$10.10
Vested	(161,114)	$7.38
Cancelled	(93,866)	$9.23
Non-vested stock options at September 30, 2019	775,428	$9.44

Unrecognized compensation expense related to non-vested awards was $5.1 million as of September 30, 2019, which is expected to be recognized over a weighted-average period of 2 years.

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

Restricted Stock Activity— The following table summarizes the restricted stock activity during the year ended December 31, 2018 and the nine months ended September 30, 2019.

	Number of Shares	Weighted Average Fair Value
Non-vested restricted stock at December 31, 2017	24,000	$37.90
Granted	24,000	$52.83
Vested	(28,000)	$40.03
Non-vested restricted stock at December 31, 2018	20,000	$52.83
Granted	24,000	$62.66
Vested	(20,000)	$52.83
Non-vested restricted stock at September 30, 2019	24,000	$62.66

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

RSU Activity—For performance-based RSUs that vested in 2019 and 2018, each RSU awarded resulted in the issuance of 1.5 shares, which were issued net of applicable payroll tax withholdings. The following table summarizes the non-vested RSU activity during the year ended December 31, 2018 and the nine months ended September 30, 2019:

	Number of Units	Weighted Average Fair Value
Non-vested RSUs at December 31, 2017	161,343	$31.36
Granted	76,713	$53.97
Vested	(87,200)	$28.40
Forfeited	(13,260)	$38.98
Non-vested RSUs at December 31, 2018	137,596	$45.11
Granted	99,675	$53.27
Vested	(59,452)	$42.46
Forfeited	(10,677)	$51.88
Non-vested RSUs at September 30, 2019	167,142	$50.48

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Approximately 98% of our revenues are generated through contracts with the U.S. federal government. As such, our business is impacted by the overall U.S. government budget and our ability to match our capabilities and offerings to the U.S. government's spending priorities. Through legislation passed in September 2018 and February 2019, all agencies of the U.S. federal government were funded through Government fiscal year (GFY) 2019. In August 2019, Congress passed and the president signed a new two-year budget deal, the Bipartisan Budget Act of 2019. The Act effectively ended the threat of sequestration by increasing spending for GFY 2020 and 2021 above caps previously in place under the Budget Control Act. The GFY 2020 and 2021 budgets include increases for areas supporting national security. Despite the passage of a two year budget, Congress has not yet passed full year appropriations and as of October 1st, began operating under a Continuing Resolution (CR). If Congress is unable to approve appropriations by November 21st, the U.S. Government and its agencies may be subjected to funding restrictions through a CR or, if there is a failure to pass interim funding, a government shutdown.

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

Three Months Ended September 30, 2019 Compared to the Three Months Ended September 30, 2018

The following table sets forth certain items from our condensed consolidated statements of income and the relative percentage that certain items of expenses and earnings bear to revenue, as well as the period-to-period change from September 30, 2018 to September 30, 2019.

	Three months ended September 30,				Period-to-Period Change
	2019	2018	2019	2018	2018 to 2019
	Dollars		Percentage		Dollars	Percentage
	(dollars in thousands)
REVENUE	$579,179	$497,205	100.0%	100.0%	$81,974	16.5%
Cost of services	487,914	425,560	84.3%	85.6%	62,354	14.7%
General and administrative expenses	52,863	42,246	9.1%	8.5%	10,617	25.1%
OPERATING INCOME	38,402	29,399	6.6%	5.9%	9,003	30.6%
Interest expense	(659)	(616)	0.1%	0.1%	43	7.0%
Interest income	90	43	—%	—%	47	109.3%
Other income (expense), net	(39)	1	—%	—%	(40)	(4,000.0)%
INCOME FROM OPERATIONS BEFORE INCOME TAXES AND EQUITY METHOD INVESTMENTS	37,794	28,827	6.5%	5.8%	8,967	31.1%
Provision for income taxes	(9,873)	(6,912)	1.7%	1.4%	2,961	42.8%
Equity in earnings of unconsolidated subsidiaries	16	8	—%	—%	8	100.0%
NET INCOME	$27,937	$21,923	4.8%	4.4%	$6,014	27.4%

Revenue

The primary driver of our increase in revenues relates to revenue from new contract awards, growth on certain existing contracts and our recent acquisitions, which were offset by contracts and tasks that ended and reduced scope of work or lower material purchases on some contracts.

Cost of services

The increase in cost of services was primarily due to increases in revenue. As a percentage of revenue, direct labor costs were 46% for both the three months ended September 30, 2019 and 2018. As a percentage of revenues, other direct costs, which include subcontractors and third party equipment and materials used in the performance of our contracts, were 38% for the three months ended September 30, 2019, compared to 39% for the same period in 2018.

General and administrative expenses

The increase in general and administrative expenses was primarily due to additional infrastructure spending to support the growth of our business, bid and proposal expenditures and additional expenses related to legal matters. These increases were partially offset by the reclassification of certain allocable expenses from general and administrative expenses to cost of services.

Interest expense

The increase in interest expense was due to increased borrowings on our revolving line of credit to fund our acquisitions.

Provision for income taxes

Our effective tax rate is affected by recurring items, such as the relative amount of income we earn in various taxing jurisdictions and their tax rates. It is also affected by discrete items that may occur in any given year, but are not consistent from year-to-year. Our effective income tax rates were 26% and 24% for the three months ended September 30, 2019 and 2018, respectively. The primary driver of the increase in our effective tax rate was the impact of discrete items recognized in the third quarter of 2018, which were more favorable than discrete items recognized in the third quarter of 2019.

Nine Months Ended September 30, 2019 Compared to the Nine Months Ended September 30, 2018

The following table sets forth certain items from our condensed consolidated statements of income and the relative percentage that certain items of expenses and earnings bear to revenue, as well as the period-to-period change from September 30, 2018 to September 30, 2019.

	Nine months ended September 30,				Period-to-Period Change
	2019	2018	2019	2018	2018 to 2019
	Dollars		Percentage		Dollars	Percentage
	(dollars in thousands)
REVENUE	$1,618,146	$1,461,485	100.0%	100.0%	$156,661	10.7%
Cost of services	1,378,263	1,250,505	85.2%	85.6%	127,758	10.2%
General and administrative expenses	139,652	126,831	8.6%	8.7%	12,821	10.1%
OPERATING INCOME	100,231	84,149	6.2%	5.7%	16,082	19.1%
Interest expense	(2,088)	(2,007)	0.1%	0.1%	81	4.0%
Interest income	401	85	—%	—%	316	371.8%
Other income (expense), net	(50)	63	—%	—%	(113)	(179.4)%
INCOME FROM OPERATIONS BEFORE INCOME TAXES AND EQUITY METHOD INVESTMENTS	98,494	82,290	6.1%	5.6%	16,204	19.7%
Provision for income taxes	(25,229)	(20,412)	1.6%	1.4%	4,817	23.6%
Equity in earnings of unconsolidated subsidiaries	4	27	—%	—%	(23)	(85.2)%
NET INCOME	$73,269	$61,905	4.5%	4.2%	$11,364	18.4%

Revenue

The primary driver of our increase in revenues was revenue from new contract awards and growth on certain existing contracts and our recent acquisitions, which was offset by contracts and tasks that ended and reduced scope of work on some contracts.

Cost of services

The increase in cost of services was primarily due to increases in revenue. As a percentage of revenue, direct labor costs were 47% and 48% for the nine months ended September 30, 2019 and 2018, respectively. As a percentage of revenues, other direct costs, which include subcontractors and third party equipment and materials used in the performance of our contracts, were 38% for both the nine months ended September 30, 2019 and 2018.

General and administrative expenses

The increase in general and administrative expenses was primarily due to increased expenditures on support infrastructure improvements, expenditures related to our recent acquisitions and other legal matters. These increases were partially offset by reduced bid and proposal spending, lower amortization on acquired intangibles and the reclassification of certain allocable expenses from general and administrative expenses to cost of services. We expect general and administrative expenses as a percent of revenue to increase slightly during the remainder of 2019 due to increased bid and proposal spending in the last quarter of 2019.

Interest expense

The increase in interest expense was due to increased borrowing on our revolving line of credit to fund the acquisitions of Kforce Government Solutions (KGS) and H2M Group (H2M). We expect interest expense to decrease slightly for the remainder of 2019 due to increased cash on hand.

Provision for income taxes

Our effective tax rate is affected by recurring items, such as the relative amount of income we earn in various taxing jurisdictions and their tax rates. It is also affected by discrete items that may occur in any given year, but are not consistent from year-to-year. Our effective income tax rates were 26% and 25% for the nine months ended September 30, 2019 and 2018, respectively. We have been engaged in a project to review and improve the method by which we identify expenditures that qualify for the research and development tax credit. This project is ongoing, however, we expect to complete the review and implement changes in our methodology in the fourth quarter of 2019. After completion, we expect to amend our prior year tax returns and record a tax benefit in our tax provision, which could potentially have a material impact on our condensed consolidated financial statements. Assuming adequate levels of taxable income, our improved methodology for identifying expenditures that qualify for the research and development tax credit could provide tax benefits in future years that are expected to lower our future effective tax rate.

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

At September 30, 2019 and December 31, 2018, our backlog was $9.5 billion and $8.4 billion, respectively. Our funded backlog was $1.5 billion and $1.3 billion as of September 30, 2019 and December 31, 2018, respectively.

The following table reconciles our backlog to our remaining performance obligations as disclosed in Note 3 to our condensed consolidated financial statements in Item 1 (in billions):

September 30, 2019
Backlog	$9.5
Unexercised contract options	6.4
Remaining performance obligation	$3.1

Liquidity and Capital Resources

Our primary liquidity needs relate to managing working capital, financing acquisitions, making cash dividend payments, purchasing property and equipment and investing in capital software. Our primary sources of liquidity are cash from operating activities and borrowings under our revolving credit facility. On September 30, 2019, our cash and cash equivalents balance was $33.3 million. There were outstanding borrowings of $25.0 million under our revolving credit facility at September 30, 2019. The maximum available borrowings under our revolving credit facility at September 30, 2019 were $467.3 million. As of September 30, 2019, we were contingently liable under letters of credit totaling $7.7 million, which reduces our availability to borrow under our revolving credit facility.

Cash Flows From (Used In) Operating Activities

Our operating cash flow is primarily affected by our ability to invoice and collect from our customers in a timely manner, our management of vendor payments and the overall profitability of our contracts. We bill most of our customers monthly after services are rendered. Our accounts receivable days sales outstanding were 57 and 67 for the nine months ended September 30, 2019 and 2018, respectively. For the nine months ended September 30, 2019 and 2018, our net cash from operating activities was $233.0 million and $94.2 million, respectively. The increase in net cash flows from operating activities during the nine months ended September 30, 2019 when compared to the same period in 2018 was primarily due to the timing of receivables collection.

Cash Flows From (Used In) Investing Activities

For the nine months ended September 30, 2019 our net cash used in investing activities was $197.7 million, which was primarily due to the acquisitions of KGS and H2M and the purchase of equipment to support managed IT service contracts, infrastructure investments and capitalized software for internal use. For the nine months ended September 30, 2018 our net cash used in investing activities was $36.8 million, which was primarily used for the purchase of equipment to support a managed IT service contract, infrastructure investments, closing working payments related to the purchase of InfoZen and capitalized software for internal use.

Cash Flows From (Used in) Financing Activities

For the nine months ended September 30, 2019, our net cash used in financing activities was $7.3 million, which was primarily due to dividends paid, offset by net borrowings under our revolving credit facility and proceeds from the exercise of stock options. For the nine months ended September 30, 2018, our net cash used in financing activities were $51.9 million, which was primarily due to dividends paid partially offset by the proceeds from the exercise of stock options.

Revolving Credit Facility

We maintain a credit agreement with a syndicate of lenders led by Bank of America, N.A., as sole administrative agent. The credit agreement provides for a $500 million revolving credit facility, with a $75 million letter of credit sublimit and a $30 million swing line loan sublimit. The credit agreement also includes an accordion feature that permits us to arrange with the lenders for the provision of additional commitments. The maturity date is August 17, 2022. Borrowings under our credit agreement are collateralized by substantially all of our assets and our Material Subsidiaries (as defined in the credit agreement) and bear interest at one of the following variable rates as selected by us at the time of borrowing: a London Interbank Offer Rate base rate plus market spreads (1.25% to 2.25% based on our consolidated total leverage ratio) or Bank of America's base rate plus market spreads (0.25% to 1.25% based on our consolidated total leverage ratio). There were outstanding borrowings of $25.0 million on our revolving credit facility at September 30, 2019. As of and during the nine months ended September 30, 2019, we were in compliance with the financial covenants under the credit agreement.

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

Dividend

During the nine months ended September 30, 2019 and 2018, we declared and paid quarterly dividends in the amount of $0.27 per share and $0.25 per share, respectively, on both classes of our common stock. While we expect to continue the cash dividend program, any future dividends declared will be at the discretion of our Board of Directors and will depend, among other factors, upon our results of operations, financial condition and cash requirements, as well as such other factors that our Board of Directors deems relevant.

Off-Balance Sheet Arrangements

In the ordinary course of business, we use letters of credit issued to satisfy certain contractual terms with our customers. As of September 30, 2019, $7.7 million in letters of credit were issued but undrawn. We have an outstanding performance bond in connection with a contract between ManTech MENA, LLC and Jadwalean International Operations and Management Company to fulfill technical support requirements for the Royal Saudi Air Force. This performance bond is guaranteed by a letter of credit in the amount of $7.6 million.

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

For operating leases, after lease commencement, we measure our lease liability for each period at the present value of any remaining lease payments, discounted by using the rate determined at lease commencement. In our condensed consolidated statement of income, we recognize a single operating lease expense calculated on a straight-line basis over the remaining lease term. The depreciation of the ROU asset increases each year as a result of the declining lease liability balance. Variable lease payments are not recognized in the measurement of the lease liability; they are recognized in the period in which the related obligation has been incurred.

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

Recently Adopted Accounting Standards Updates

The FASB has issued ASU 2019-07, Codification Updates to SEC Sections—Amendments to SEC Paragraphs Pursuant to SEC Final Rule Releases No. 33-10532, Disclosure Update and Simplification, and Nos. 33-10231 and 33-10442, Investment Company Reporting Modernization, and Miscellaneous Updates, to align SEC paragraphs in the Codification with changes made in the above-referenced SEC rules (primarily to Regulation S-X, which sets forth the form and content of financial statements). By way of background, in August 2018, the SEC issued Final Rulemaking Release No. 33-10532, Disclosure Update and Simplification, amending certain of its disclosure requirements that were duplicative, overlapping or outdated in light of the SEC’s other disclosure requirements, U.S. GAAP or International Financial Reporting Standards (IFRS). We adopted the requirements of ASU 2019-17, which had no effect on our condensed consolidated financial statements.

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
Other ASUs effective after September 30, 2019 are not expected to have a material effect on our condensed consolidated financial statements.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Our exposure to market risk relates to changes in interest rates for borrowing under our revolving credit facility. At September 30, 2019, we had an outstanding balance of $25.0 million on our revolving credit facility. Borrowings under our revolving credit facility bear interest at variable rates. A hypothetical 10% increase in interest rates would have a $0.2 million effect on our interest expense for the three months ended September 30, 2019.

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

As of September 30, 2019, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), management evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 of the Exchange Act. Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level described above.

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

Item 6.	Exhibits

Exhibits required by Item 601 of Regulation S-K:

Exhibit	Description of Exhibit
31.1‡	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.
31.2‡	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.
32‡	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended.
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
‡ Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MANTECH INTERNATIONAL CORPORATION

		By:	/s/ KEVIN M. PHILLIPS
Date:	November 1, 2019	Name:	Kevin M. Phillips
		Title:	President and Chief Executive Officer

		By:	/s/ JUDITH L. BJORNAAS
Date:	November 1, 2019	Name:	Judith L. Bjornaas
		Title:	Chief Financial Officer