Form 10-K
period 2019-12-31
MANTECH INTERNATIONAL CORP
filed 2020-02-21
CIK 892537

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2019
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File No. 000-49604
ManTech International Corporation
(Exact name of registrant as specified in its charter)
__________________________________________

Delaware			22-1852179
(State or other jurisdiction of incorporation)			(IRS Employer Identification No.)

2251 Corporate Park Drive	Herndon	VA	20171
(Address of principal executive offices)			(Zip Code)

(703) 218-6000
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A Common Stock	MANT	Nasdaq
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

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐    No  ☒
The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2019 was $1.75 billion (based on the closing price of $65.85 per share on June 30, 2019, as reported by the Nasdaq Global Select Market).
There were the following numbers of shares outstanding of each of the registrant's classes of common stock as of February 19, 2020: ManTech International Corp. Class A Common Stock, $0.01 par value per share, 26,996,478 shares; ManTech International Corp. Class B Common Stock, $0.01 par value per share, 13,187,195 shares.
DOCUMENTS INCORPORATED BY REFERENCE
Certain portions of the definitive Proxy Statement to be filed with the Securities Exchange Commission pursuant to Regulation 14A in connection with the registrant's 2020 Annual Meeting of Stockholders, to be filed subsequent to the date hereof, are incorporated by reference into Part III (Items 10, 11, 12, 13 and 14) of this Annual Report on Form 10-K. Such definitive Proxy Statement will be filed with the Commission not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

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

Factors or risks that could cause our actual results to differ materially from the results we anticipate include, but are not limited to, the following:

•	failure to maintain our relationship with the U.S. government, or the failure to compete effectively for new contract awards or to retain existing U.S. government contracts;

•	inability to recruit and retain a sufficient number of employees with specialized skill sets or necessary security clearances who are in great demand and limited supply;

•	adverse changes in U.S. government spending for programs we support, whether due to changing mission priorities, socio-economic policies or federal budget constraints generally;

•
failure to compete effectively for awards procured through the competitive bidding process, and the adverse impact of delays resulting from our competitors' protests of new contracts that are awarded to us;

•	disruptions to our business or damage to our reputation resulting from cyber attacks and other security threats;

•	failure to obtain option awards, task orders or funding under our contracts;

•	the government renegotiating, modifying or terminating our contracts;

•	failure to comply with, or adverse changes in, complex U.S. government laws and procurement regulations;

•	adverse results of U.S. government audits or other investigations of our government contracts;

•	failure to successfully integrate acquired companies or businesses into our operations or to realize any accretive or synergistic effects from such acquisitions;

•	failure to successfully integrate acquired companies or businesses into our operations or to realize any accretive or synergistic effects from such acquisitions;

•	failure to mitigate risks associated with conducting business internationally; and

•	adverse changes in business conditions that may cause our investments in recorded goodwill to become impaired.

We urge you not to place undue reliance on these forward-looking statements, which speak only as of the date of this Annual Report. We undertake no obligation to update any forward-looking statement made herein following the date of this Annual Report, whether as a result of new information, subsequent events or circumstances, changes in expectations or otherwise.

Item 1.	Business

Corporate Overview and Background

We provide mission-focused technology solutions and services for U.S. defense, intelligence community and federal civilian agencies. For over 50 years we have developed and delivered solutions that support national and homeland security missions. Our principal areas of expertise include full-spectrum cyber, data collection & analytics, enterprise information technology (IT), systems engineering and software application development. We provide differentiated technical capabilities, intimate knowledge of our customers' missions, and extensive experience providing diverse sets of solutions and services, that help our customers meet some of their greatest challenges. We provide services that support missions of national significance, such as military operations readiness and wellness, terrorist threat detection, information security and border protection.

We were co-founded by George J. Pedersen in 1968 as a New Jersey corporation, starting with a single U.S. Navy contract. We reincorporated as a Delaware corporation shortly before our initial public offering in February 2002. Since then we have grown substantially. Our annual revenues have increased from approximately $400 million at the end of 2001 to $2.22 billion in 2019. Additional financial information is provided in this Annual Report under Item 8 “Financial Statements and Supplemental Data.”

Our Solutions and Services

We combine deep domain understanding and technical capability to deliver comprehensive IT, systems engineering and other services and solutions, primarily in support of mission-critical programs for the intelligence community, the Department of Defense (DoD) and federal civilian agencies including the diplomatic, homeland security, healthcare and space communities. We integrate our broad capabilities into tailored solutions to meet the evolving requirements of our customers' long-term programs. The following solution sets are aligned with the long-term needs of our customers:

•cyber;
•enterprise IT;
•software, application and systems development;
•multi-disciplined intelligence;

•	command, control, communications, computers, combat systems, intelligence, surveillance and reconnaissance (C5ISR);
•program protection and mission assurance;
•systems engineering;
•training; and
•supply chain management and logistics.

Cyber

We provide full-spectrum cyber, encompassing defense, resilience, offense, analytics and compliance. Our cyber solutions and services include security operations, threat intelligence, incident response and forensics, boundary defense, security systems engineering, infrastructure security, and computer forensics and exploitation. Our professionals tackle some of the most challenging problems facing the nation, including preventing, identifying and neutralizing external cyber-attacks, engineering tailored defensive security solutions and controls, developing robust insider threat detection programs, creating enterprise vulnerability management programs and supporting offensive and exploitation efforts. Our cyber capabilities include cyber hardening, survivability and mission assurance. We are focused on delivering mission continuity in a cyber-contested environment utilizing artificial intelligence (AI) and cognitive methods. Our forensics and incident response capabilities provide our customers with additional insight and evidence for post-attack assessments, assisting with efforts to strengthen their security posture. Through ACRE®, our Advanced Cyber Range Environment, we offer customers enhanced training and visibility into their own IT infrastructures (security design and engineering, vulnerability analysis, software assurance) and arm them with information needed to deny, disrupt and degrade attempts to compromise their business operations and protect their reputation. We also provide extensive, hands-on training and cyber workforce development to help our customers align their resources to the 2018 National Cyber Strategy.

Enterprise IT

We develop, implement and sustain enterprise information technology systems on a global scale, leveraging technology to improve mission performance, increase security and reduce costs for our customers. Solutions typically involve hardware and software to support their core technology infrastructure, such as data centers, cloud services, e-mail or desktop computing and managed services. We use our LAUNCHRAMP(R) enterprise cloud broker solution to speed IT transformation and positively impact our customers' missions. Specific applications include IT service management, help desk, data center consolidation, enterprise architecture, mobile computing and device management, network operations and infrastructure, virtualization/cloud computing and migration, network and database administration, enterprise systems development and management, infrastructure as a managed service, data collection and analytics, including predictive and other types of analytics. We evaluate our customers' enterprise infrastructure with the goal of enhancing security, increasing efficiency, reducing system footprint and lowering total cost of ownership. We are at the forefront of helping our customers migrate to new, innovative enterprise IT management methodologies, including fully-outsourced managed services models.

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

Multi-Disciplined Intelligence

We provide specialized professional and technical solutions and mission support services in the interest of national security. Our solutions focus on data collection and analysis including support to strategic and tactical intelligence systems, networks and facilities; development and integration of collection and analysis systems and techniques; and support to the development and application of analytical techniques to counterintelligence, homeland security operations, human intelligence operations/training and counterterrorist operations. We provide signals intelligence collection, analysis and dissemination, intelligence analysis and linguistics support. We leverage technology advancements in automation and artificial intelligence to support data-centric approaches to cyber threat intelligence and insider threat support. We develop, integrate and maintain advanced signal processing systems to support classified programs and facilities that collect and process intelligence. We provide counterterrorism operations support and counterintelligence analytical expertise.

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

Program Protection and Mission Assurance

We support highly-classified programs with secrecy management and security infrastructure services. Our services include vulnerability assessment, insider threat protection, exposure analysis, secrecy architecture design, security policy development and implementation, lifecycle acquisition program security (OPSEC, INFOSEC, COMSEC and PERSEC), anti-tamper, export compliance support, foreign disclosure, system security engineering, security awareness and training, comprehensive security support services and technical certification and accreditation services. Additionally, as part of our program protection support, we provide network architecture planning and implementation services and systems engineering services within secure environments requiring the application of multi-level security policies across the enterprise. We provide comprehensive mission assurance in the development, acquisition, manufacturing, testing, integration and site support for launch support and systems safety for mission-critical systems. Our goal is to provide seamless, end-to-end security protections of national security's most sensitive programs.

Systems Engineering

With five decades of experience, we are recognized across the markets we serve for our operational, engineering and technical expertise across major domains, including land, sea, air, space and cyberspace. We apply systems engineering across a wide array of large-scale system development and acquisition programs used by government and industry. We provide world-class talent, proven management and technical processes to manage some of the most complex projects throughout their lifecycle, from concept through deployment. The systems engineering services we provide include requirement analysis, development and management; systems development and integration; enterprise architecture and concept of operations; and systems engineering and technical assistance. Our test and evaluation services are closely linked with our systems engineering capabilities, and include specific competencies in test engineering, preparation and planning; modeling and simulation; test range operations and management; systems and cyber vulnerability; and independent validation and verification. We use digital representation of systems and the resulting digital artifacts to sustain national defense systems, following the DoD's Digital Engineering Strategy.

Training

We deliver advanced training solutions using a range of environments including live, virtual, constructive, immersive and gaming scenarios. We leverage dedicated subject matter experts, a virtual cyber training range, and our longstanding, acclaimed learning center, ManTech University, in developing customized training solutions for our customers. We have also developed an online interactive multimedia instruction authoring environment that allows us to create optimal environments for "sharable content object reference" models to enhance e-learning. Our offerings include mobile training teams; instructional systems design; web-based and instructor-led training; live, virtual, constructive training; and interactive courseware and simulations. We meet the global mission support demands of our customers by providing training and education tools in the most effective manner for our customers, whether in the classroom, in virtualized environments, or at customer locations in the U.S. and around the world.

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

Our Employees

Our customers' successes are the end result of the hard work of our talented and dedicated employees.  At year end, our workforce consisted of approximately 8,900 employees, 68% of whom hold security clearances and approximately 45% of whom are veterans.

Our Customers

We derive the vast majority of our revenues from U.S. government customers. We have successful, long-standing relationships with these customers, having supported many of them for almost half a century.

Backlog

At December 31, 2019, our backlog was $9.1 billion, of which $1.3 billion was funded backlog. At December 31, 2018, our backlog was $8.4 billion, of which $1.3 billion was funded backlog.

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

Seasonality

Our business is not seasonal. However, in order to avoid the loss of unexpended fiscal year funds it is not uncommon for U.S. government agencies to award extra tasks or complete other contract actions in the weeks before September 30, which is the end of the government fiscal year. Additionally, our quarterly results are impacted by the number of working days in a given quarter. There are generally fewer working days for our employees to generate revenue in the first and fourth quarters of our fiscal year.

Competitive Landscape

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

We derive the vast majority of our revenues from U.S. government customers, and we anticipate that U.S. government contracts will be the primary source of our revenues for the foreseeable future. Any issue that compromises our relationship with the U.S. government generally, or any U.S. government agency that we serve, could adversely and materially harm our business, prospects, financial condition or operating results. Among the key factors in maintaining our relationships with U.S. government agencies are our performance on our contracts and task orders, the strength of our professional reputation, compliance with applicable laws and regulations, and the strength of our relationships with our customers and client personnel. To the extent our reputation or relationships with U.S. government agencies is impaired, our revenue and operating profits could materially decline.

We may fail to attract and retain skilled and qualified employees with requisite specialized skill sets or security clearances, which could impair our ability to effectively serve our clients, require more subcontracting work than is optimal, impact our profitability and limit our growth prospects.

Our business depends in large part upon our ability to attract and retain sufficient numbers of employees who have advanced IT and technical services skills. Often, these employees must also have some of the highest security clearances in the United States. Cleared employees are in great demand (particularly as it relates to the limited supply of cleared personnel with certain IT and technical service skills), and we compete intensely for such qualified personnel with other U.S. government contractors, the U.S. government and private industry. The government and industry have recognized that the current process for obtaining security clearances is time-consuming, inefficient and can present a risk to customer mission. While some improvements have been made to the process in the last couple of years, security clearances at the highest levels may still take months or even years to complete. We anticipate that such personnel may remain a limited resource for the foreseeable future. If we are unable to hire a sufficient number of qualified employees or cannot obtain their appropriate security clearances in a timely manner, our ability to serve our clients could be harmed, and we may not be able to grow our business. Additionally, if we cannot hire sufficient qualified employees to staff our contracts, we may be required to engage more contracted personnel, which could reduce our profit margins. Even if we are able to attract the requisite skilled employees, intense competition for such employees may result in attrition in our employee ranks, and we may need to expend additional resources to hire, train and replace such personnel.

U.S. government spending and mission priorities could change in a manner that adversely affects our future revenues and limits our growth prospects.

We depend on continued expenditures by the U.S. government on programs that we support. Spending levels on programs that we support (including those related to intelligence, defense, homeland security, and federal health IT missions) have varied over time, and our customers may reduce expenditures for our services for any number of reasons, to include changing mission priorities, the availability of discretionary spending in light of the country’s growing debt and long-term fiscal challenges, and the implementation of efficiency and cost reduction efforts. A reduction in U.S. government spending levels, or changes in spending priorities, could adversely affect our business and impact our future revenues.

We encounter intense competition to win contracts and most of our contracts are awarded through competitive bidding processes; our revenue and profitability may be adversely impacted if we fail to compete effectively for such awards, or if there are delays as a result of our competitors' protests of contract awards that we receive.

We operate in a highly competitive industry, with contract awards typically subject to competitive bidding processes. We may not be able to continue to win competitively awarded contracts at historic levels. We compete with larger companies who have significant financial resources, as well as smaller, more specialized companies that may be able to concentrate their resources into highly-skilled niche markets. Our competitors may be able to provide our customers with more desirable capabilities or better contract terms than we can provide, including price, technical qualifications, past contract experience, geographic presence and the availability of qualified professional personnel.

Our failure to compete effectively in competitive procurements could adversely impact our future revenues. Participating in the competitive bidding process also involves costs, risks and uncertainties, including the cost, time and effort required to prepare bids and proposals for contracts that may not ultimately be awarded to us; the need to expend resources or make financial commitments (such as procuring leased premises) in advance of an award decision, or the need to bid on programs prior to the completion of their design, which may result in execution challenges, cost overruns, or in the case of unsuccessful competitions, the loss of committed costs; and the ability to accurately estimate the resources and costs structure required to service any contract we are awarded. The loss of business to our competitors could adversely impact our revenues and, if we are forced to reduce our prices, adversely impact our profitability.

In recent years, the competitive environment has also resulted in an increase in bid protests from unsuccessful bidders on contract awards. It can take months to resolve protests by one or more of our competitors relating to contracts that are awarded to us. Even where the protest is unsuccessful and the award to us is upheld, the resulting delay in startup and funding of the work under such contracts may adversely impact our revenues and profitability.

Cyber attacks and other security threats could disrupt our business and impair our ability to effectively provide services to our customers; as a leading provider of cyber security services to our customers, any significant cyber incident could damage our reputation and have a material adverse effect on our business and financial results.

We create, implement and maintain IT and engineering systems, and provide services that are often critical to our customers'

operations, some of which involve classified or other sensitive information in intelligence, national security and other classified or sensitive customer functions. Our network and systems are subject to continuous exposure to cyber and other security threats, including computer viruses, attacks by individual and state-sponsored computer hackers and physical break-ins. We also face a heightened risk of a security breach or disruption due to our custody of classified and other sensitive information. We, like other government contractors, are regularly the target of cyber incidents, and these attempted cyber intrusions are expected to continue to proliferate.

If we are unable to protect our network and systems from significant cyber attacks, or if we are unable to detect intrusion attempts or other cyber incidents quickly and remediate those incidents successfully, we may experience one or more of the following adverse effects:

•	loss of revenue due to adverse customer reaction;

•	exposure to claims for damages, or the incurrence of significant costs related to upgrading systems, networks and our cyber security program generally;

•	loss of revenue due to the redeployment of staff for remediation efforts instead of work on billable contracts;

•	damage to our reputation, which could adversely impact our ability to attract or retain customers or market our services that relate to the creation or maintenance of secure IT systems; and

•	be unable to successfully market services that rely on the creation and maintenance of secure IT systems.

While we maintain cyber risk insurance to provide some coverage for certain risks arising from cybersecurity breaches, there is no assurance that such insurance would cover all or a significant portion of the costs or consequences associated with a cybersecurity breach. In addition to these costs and the adverse effects described in this risk factor, a significant cyber breach could result in one or more of our customers terminating or reducing the scope of our contracts with them.

Security breaches in customer systems could adversely affect our business.

Many of the programs we support and the systems we develop, install and maintain involve managing and protecting information involved in intelligence, national security and other classified or sensitive customer functions. Losses from a security breach in one of these systems could cause serious harm to our business, damage our reputation and impact our eligibility for further work on critical systems for our current customers or for other U.S. government customers generally. Losses could also exceed the policy limits of our errors and omissions and product liability insurance coverage. If our reputation is damaged or our eligibility to compete for additional work is compromised our revenues could be adversely affected.

Congress may fail to approve budgets on a timely basis for the federal agencies we support which could delay procurement of our services and solutions and cause us to lose future revenues.

On an annual basis, Congress must approve budgets that govern spending by the federal agencies that we support. In years when Congress is not able to complete its budget process before the end of the government fiscal year on September 30, Congress typically funds government operations pursuant to a continuing resolution, which allows federal government agencies to operate at spending levels approved in the previous budget cycle. When the government operates under a continuing resolution, funding we expect to receive from customers for current work may be delayed and new initiatives may be delayed or even canceled. The government's failure to complete its budget process, or to fund government operations pursuant to a continuing resolution, may result in a federal government shutdown. A prolonged delay in Congressional budget approval could delay our customers’ procurement of our services and adversely impact our business and results of operations.

Our earnings and profitability may vary based on the mix of our contracts, and may be adversely affected if we fail to accurately estimate and manage our costs, time and resources.

We generate revenues under different types of government contracts, including cost-reimbursable, time-and-materials and fixed-price contracts. Our earnings and profitability may vary depending on changes in the amount of revenues we derive from each type of contract, the nature of services or solutions provided, or the level of achievement of performance objectives required to receive award fees. For example, cost-reimbursable contracts generally offer lower margin opportunities than fixed-price contracts, but tend to minimize financial risk. However, to varying degrees, each contract type involves some risk of underestimating the costs and resources necessary to fulfill the contract obligations. Our profitability is adversely impacted when we incur contract costs that we cannot bill to our customers. While fixed-price contracts allow us to benefit from cost savings, these contracts also increase our exposure to the risk of cost overruns. When bidding on proposals involving fixed-price contracts, we rely heavily on our estimates of costs and the time required to complete the associated projects and make assumptions regarding technical issues. Our failure to accurately estimate these costs or the resources and technology necessary to perform these contracts, or to effectively manage and control our costs during performance of work could result, and in some instances has resulted, in reduced profits or in losses. More generally, any increased or unexpected costs or unanticipated delays in connection with performing our contracts (including costs and delays caused by factors outside of our control) could make our contracts less profitable than expected.

U.S. government contracts contain provisions giving our customers a variety of rights that are unfavorable to us, including the ability to terminate a contract at any time for convenience.

U.S. government contracts contain provisions and are subject to laws and regulations that provide the government with rights and remedies not typically found in commercial contracts. Among other rights, these contracts give the government the ability to:

•	terminate existing contracts for convenience, as well as for default;

•	reduce orders under, or otherwise modify, contracts or subcontracts;

•	decline to exercise an option to renew multi-year contracts or issue task orders under multiple award contracts;

•	suspend or debar us from doing business with the U.S. government or with a government agency;

•	terminate our facility security clearances and thereby prevent us from receiving classified contracts;

•	claim rights in products and systems produced by us; and

•	control or prohibit the export of our products and services.

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

We are subject to complex laws and regulations, and if we fail to comply with these laws and regulations, we could be subject to severe penalties and sanctions and harm our business.

As a government contractor, we are subject to numerous laws and regulations that govern how we conduct business with our customers. The following are among the more noteworthy laws and regulations:

•	the Federal Acquisition Regulation and the Defense Federal Acquisition Regulation Supplement, which comprehensively regulate the formation, administration and performance of U.S. government contracts;

•	Truthful Cost or Pricing Data, which requires certification and disclosure of all cost and pricing data in connection with contract negotiations;

•	the Cost Accounting Standards and Cost Principles, which impose accounting requirements that govern our right to reimbursement under certain cost-reimbursable U.S. government contracts;

•	laws, regulations and executive orders restricting the use and dissemination of information classified for national security purposes and the export of certain products, services and technical data;

•	U.S. export controls, which apply when we engage in international work;

•	the Foreign Corrupt Practices Act; and

•
the False Claims Act, which prohibits the submission of fraudulent claims to the government for payment or approval. Actions under the False Claims Act may be brought by either the government or by individuals on behalf of the government (who may then share a portion of any recovery).

If we fail to comply with these laws and regulations, we may be subject to contractual damages, fines, civil or criminal penalties or administrative sanctions, and could harm our reputation. For more severe misconduct, sanctions and penalties may include the termination of contracts, forfeiture of profits, the triggering of price reduction clauses, suspension of payments, fines and the suspension or debarment from doing business with federal government agencies, any of which could adversely affect our business, financial condition, operating results and future prospects.

Unfavorable results of U.S. government audits or other investigations could adversely affect our profitability, harm our reputation and relationships with our customers or impair our ability to win new contracts.

The Defense Contract Audit Agency (DCAA), Defense Contract Management Agency (DCMA) and other government agencies routinely audit and investigate government contracts and contractor systems. These agencies review our contract performance, cost structure and compliance with applicable laws, regulations and standards. The DCAA and DCMA also review the adequacy of, and compliance with, internal control systems and policies, including accounting, purchasing, estimating, compensation and management information systems. Allegations of impropriety or deficient controls could harm our reputation or influence the award of new contracts. Any costs found to be improperly allocated to a specific contract will not be reimbursed, while such costs already reimbursed must be refunded. If our internal control systems or policies are found to be non-compliant or inadequate, payments may be withheld or suspended, or we may be subject to increased government scrutiny and approval requirements that could delay or adversely affect our ability to invoice and receive timely payment for services we perform on our contracts. Adverse findings by DCAA or DCMA may also impair our ability to compete for and win new contracts with the U.S. government.

We may acquire businesses, and these transactions involve numerous risks and uncertainties that could adversely impact ongoing operations.

As part of our operating strategy, we selectively pursue acquisitions. These transactions pose many risks, including:

•	our inability to identify suitable acquisition candidates at prices we consider attractive;

•	our inability to compete successfully for an identified acquisition candidate, consummate an acquisition or accurately estimate the financial effect of acquisitions on our business;

•	difficulty retaining an acquired company's key employees, customers or contracts;

•	difficulty integrating acquired businesses, resulting in unforeseen difficulties and greater expense than anticipated;

•	our failure to discover or adequately assess liabilities of a business that we acquire; and

•	the need to record write-downs from future impairments of intangible assets, which could reduce our future reported earnings.

Acquired entities may not achieve to the level of profitability or revenue that we anticipate. Additionally, we may not realize anticipated synergies. If our acquisitions perform poorly, our business and financial results could be adversely affected.

We face risks associated with our international business, and our business operations in foreign countries involve considerable risks and hazards.

Our business operations are subject to a variety of risks associated with conducting business internationally, including, changes in or interpretations of foreign laws or policies that may adversely affect the performance of our services; political instability in foreign countries; business practices and customs that are unfamiliar or inconsistent with business practices in the U.S.; requirements to provide up-front performance bonds (guaranteed by a letter of credit from our lender); difficulties in collecting receivables and the lack of legal remedies in the event of contract disputes; adverse tax treatment; and additional compliance requirements relating to international and U.S. laws.

We also provide services to the U.S. government in foreign countries that may be experiencing political unrest, war or terrorism. In connection with these deployments, we may be exposed to increased risk of incurring liabilities arising from incidents involving our employees or third parties. We may also incur additional costs in connection with such deployments, such as increased insurance costs, the cost of liabilities that are in excess of or not covered by our insurance policies, or the costs of repatriation of our employees or executives for reasons beyond our control.

Goodwill represents a significant asset on our balance sheet, and changes in future business conditions could cause these investments to become impaired, requiring substantial write-downs that would reduce our operating income.

As of December 31, 2019, our goodwill was $1.2 billion. The amount of our recorded goodwill may substantially increase in the future as a result of any acquisitions that we make. We evaluate the recoverability of recorded goodwill amounts annually, or when evidence of potential impairment exists. Impairment analysis is based on several factors requiring judgment and the use of estimates, which are inherently uncertain and based on assumptions that may prove to be inaccurate. Additionally, material changes in our financial outlook, as well as events outside of our control, such as deteriorating market conditions for companies in our industry, may indicate a potential impairment. When there is an impairment, we are required to write down the recorded amount of goodwill, which is reflected as a charge against operating income.

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

Changes in tax law could adversely impact our results of operations.

We are subject to taxation in the U.S. and certain other foreign jurisdictions. Any future changes in applicable federal, state and local, or foreign tax laws and regulations or their interpretation or application, including those that could have a retroactive effect, could result in us incurring additional tax liabilities in the future. Any final determination of tax audits or related litigation may be materially different than our current provisional amounts, which could materially affect our tax obligations and effective tax rate.

Risks Related to Our Stock

Our quarterly operating results may fluctuate.

Our quarterly revenues and operating results may fluctuate as a result of a number of factors, many of which are outside of our control. For these reasons, comparing our operating results on a period-to-period basis may be of limited significance in some cases, and as such, you should not rely on our past results as an indication of our future performance. In addition to the risk factors already identified in this section of our Form 10-K, a number of additional factors could cause our revenues, cash flows and operating results to vary from quarter-to-quarter, including:

•	fluctuations in revenues earned on fixed-price contracts and contracts with a performance-based fee structure;

•	timing of significant bid and proposal costs;

•	seasonal or quarterly fluctuations in our workdays and staff utilization rates; and

•	changes in the volume of purchase requests from customers for equipment and materials.

Because most of our expenses are fixed, cash flows from our operations may vary significantly as a result of changes in the level of services we provide under existing contracts, as well as the number of contracts that are commenced, completed or terminated during any quarter. Depending on the nature of the contract, we may incur significant operating expenses during the start-up and early stages of large contracts and not receive corresponding payments from the customer in that same quarter. We may also incur significant or unanticipated expenses when a contract expires, terminates or is not renewed.

We may change our dividend policy in the future.

We have maintained a regular cash dividend program since 2011. We anticipate continuing to pay quarterly dividends during 2020. However, any future payment of dividends, including the timing and amount of any such dividends, is at the discretion of our Board of Directors and may depend upon our earnings, liquidity, financial condition, alternate capital deployment opportunities or any other factors that our Board considers relevant. A change in our regular cash dividend program could have an adverse effect on the market price of our common stock.

Mr. Pedersen, our Executive Chairman and Chairman of the Board, effectively controls us, and his interests may not be aligned with those of other stockholders.

As of December 31, 2019, Mr. Pedersen owned approximately 33% of our total outstanding shares of common stock. Holders of our Class B common stock are entitled to ten votes per share, while holders of our Class A common stock are entitled to only one vote per share. As of December 31, 2019, Mr. Pedersen beneficially owned 13,187,195 shares of Class B common and controlled approximately 83% of the combined voting power of our stock. Accordingly, Mr. Pedersen controls the vote on substantially all matters submitted to a vote of our stockholders. As long as Mr. Pedersen beneficially owns a majority of the combined voting power of our common stock, he will have the ability, without the consent of our public stockholders, to elect all members of our Board of Directors and to control our management and affairs.

Mr. Pedersen's voting control may have the effect of preventing or discouraging transactions involving an actual or a potential change of control of us, regardless of whether a premium is offered over then-current market prices. Mr. Pedersen will also be able to cause a change of control of us. Mr. Pedersen's voting control could adversely affect the trading price of our common stock if investors perceive disadvantages in owning stock in a company with such concentrated ownership.

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

There are provisions in our certificate of incorporation and bylaws that make it more difficult for a third party to acquire, or attempt to acquire, control of us, even if a change of control were considered favorable by you and other stockholders. Among the provisions that could have an anti-takeover effect, are provisions relating to the following: the high vote nature of our Class B common stock; the ability of our Board to issue preferred stock; the inability of stockholders to take action by written consent; and advance notice requirements relating to director nominations or other proposals submitted by our stockholders.

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

Market Information

Our Class A common stock has been quoted on the Nasdaq Stock Market under the symbol “MANT” since our initial public offering on February 7, 2002. There is no established public market for our Class B common stock. As of February 19, 2020, there were 59 holders of record of our Class A common stock and 3 holders of record of our Class B common stock. The number of holders of record of our Class A common stock is not representative of the number of beneficial holders because many of the shares are held by depositories, brokers or nominees.

Dividend Policy

During fiscal years 2019 and 2018, we declared and paid quarterly dividends, each in the amount of $0.27 and $0.25 per share, respectively, on all issued and outstanding shares of common stock. For 2020, we anticipate we will continue paying quarterly dividends, and on February 19, 2020, the Board of Directors declared a quarterly cash dividend in the amount of $0.32 per share; however any future dividends declared will be at the discretion of our Board of Directors and will depend, among other factors, upon our earnings, liquidity, financial condition, alternate capital allocation opportunities or any other factors our Board of Directors deems relevant.

Recent Sales of Unregistered Securities

We did not issue or sell any securities in fiscal year 2019 that were not registered under the Securities Act of 1933.

Equity Compensation Plan Information

Information regarding our equity compensation plans and the securities authorized for issuance thereunder is incorporated by reference in Item 12 “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

Purchase of Equity Securities

We did not purchase equity securities during the year ended December 31, 2019.

Performance Graph

The stock performance graph compares the cumulative total shareholder return of our common stock to the NASDAQ Composite-Total Returns Index, Standard & Poor's MidCap 400 Index, Russell 2000 Index and Standard & Poor's 1500 IT Consulting & Services Index. The period measured is December 31, 2014 to December 31, 2019. The graph assumes an investment of $100 in our common stock and each of the indices with reinvestment of all dividends.

Item 6.	Selected Financial Data

The selected financial data presented for each of the five years ended December 31, 2019 is derived from our audited consolidated financial statements. The selected financial data presented should be read in conjunction with our consolidated financial statements, the notes to our consolidated financial statements and Item 7 “Management's Discussion and Analysis of Financial Condition and Results of Operations.”

	Year Ended December 31,
	2019 (1)	2018 (2)	2017 (3)	2016	2015
	(in thousands, except per share amounts)
Statement of Income Data:
Revenues	$2,222,559	$1,958,557	$1,717,018	$1,601,596	$1,550,117
Operating income	$138,325	$112,742	$98,194	$90,963	$84,886
Net income	$113,890	$82,097	$114,141	$56,391	$51,127
Basic earnings per share (Class A and B)	$2.85	$2.08	$2.94	$1.48	$1.36
Diluted earnings per share (Class A and B)	$2.83	$2.06	$2.91	$1.47	$1.36
Dividend per share	$1.08	$1.00	$0.84	$0.84	$0.84

Balance Sheet Data:
Working capital	$154,753	$196,652	$138,879	$229,659	$189,276
Goodwill (4)	$1,191,259	$1,085,806	$1,084,560	$955,874	$919,591
Total assets	$2,107,914	$1,803,871	$1,744,475	$1,598,464	$1,506,424
Long-term debt	$36,500	$7,500	$31,000	$—	$—

(1) On January 1, 2019, we adopted Accounting Standards Codification (ASC) 842, Leases, using the modified retrospective method at the beginning of the period of adoption, January 1, 2019, through the recognition of a lease obligation and corresponding right of use asset. Results for reporting periods beginning after January 1, 2019 are presented under ASC 842, while prior periods amount were not adjusted and continue to be reported in accordance with ASC 840, Leases.

(2) On January 1, 2018, we adopted ASC 606, Revenue from Contracts with Customers, using the modified retrospective method applied to those contracts that were not substantially complete as of January 1, 2018. Results for reporting periods beginning after January 1, 2018 are presented under ASC 606, while prior period amounts were not adjusted and continue to be reported in accordance with ASC 605, Revenue Recognition.

(3) The Tax Cuts and Jobs Act, enacted on December 22, 2017, reduces the U.S. corporate tax rate from 35% to 21% beginning in 2018. Due to the enactment of the Tax Cuts and Jobs Act, our income tax expense was reduced by $50.6 million for the year ended December 31, 2017 from the re-measurement of our existing deferred tax assets and liabilities.

(4) Over the past five years, we completed 7 acquisitions. In aggregate, these acquisitions have added $343.6 million in goodwill. For additional information on our recent acquisitions, see Note 5 to our consolidated financial statements in Item 8.

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

Overview

We provide mission-focused technology solutions and services for U.S. defense, intelligence community and federal civilian agencies. We excel in full-spectrum cyber, data collection & analytics, enterprise IT, systems and software engineering solutions that support national and homeland security.

Approximately 98% of our revenues during the year ended December 31, 2019 were generated from contracts with the U.S. government, or through prime contractors supporting the U.S. government. The U.S. government is the largest consumer of services and solutions in the U.S. In government fiscal year (GFY) 2019, the U.S. government obligated approximately $355 billion on contracted services, a 6% increase from the prior year. Our business is impacted by the overall U.S. government budget and the alignment of our capabilities and offerings with the U.S. government's spending priorities. The Department of Defense (DoD) is the largest purchaser of services and solutions in the U.S. government. Federal spending, particularly the DoD, has experienced six years of consecutive growth. In July 2019, Congress passed, and the President signed, legislation that increased budgetary control caps for GFY 2020 and GFY 2021 above limits previously set by the Budget Control Act of 2011, effectively ending the possibility of sequestration. The legislation also included an extension of the federal debt limit to July 2021. In December 2019, Congress passed and the President signed into law, two appropriation bills funding the government through GFY 2020. The appropriations bill contained $705 billion excluding emergency funding in GFY 2020 for defense. The continued budget clarity over the last few years has resulted in our customers making more award decisions and procuring services to meet mission needs on a more regular and predictable basis. We believe the current appropriations and the Administration's stated priorities for national and homeland security aligns favorably with our capabilities and offerings.

We continually monitor U.S. government spending and budgetary priorities to align our investments in new capabilities to drive organic growth. We will selectively pursue acquisitions that broaden our domain expertise and service offerings and/or establish relationships with new customers. In 2019 we acquired Kforce Government Solutions (KGS), a provider of services, IT solutions, transformation and management consulting and data analytics - most notably in the healthcare IT market. During 2019, we also acquired H2M Group (H2M), a provider of intelligence and analysis services and solutions primarily to the National Geospatial-Intelligence Agency. Since going public in 2002, we have acquired and integrated 30 businesses into our operations.

Our industry remains competitive on price. While there has been a trend away from the lowest-price technically acceptable procurement model for a majority of our customers, contracts continue to be awarded through a competitive bidding process (including indefinite delivery, indefinite quantity and other multi-award contracts), which could increase pricing pressure. To ensure our cost structure remains competitive, we continually evaluate and adjust our levels of indirect spending to stay in line with the expected business opportunities. Our industry also remains competitive with respect to attracting and retaining employees with the necessary skills and security clearances to perform certain services that are a priority for our customers.

We classify indirect costs incurred as cost of services and general and administrative expenses in the same manner as such costs are defined in our disclosure statements under the government's Cost Accounting Standards. Effective January 1, 2019, we updated our disclosure statements with the DCMA, resulting in certain costs being classified differently either as cost of services or as general and administrative expenses on a prospective basis. This change has caused a net increase in the reported cost of services and a net decrease in reported general and administrative expenses in 2019 as compared to 2018; however, total operating costs were not affected by this change.

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

Changes in the mix of services and equipment provided under our contracts can result in variability in the proportion that cost of services bears to revenues. As we typically earn higher profits on our own labor services, we expect the ratio of cost of services as a percentage of revenues to decline when our labor services mix increases relative to subcontracted labor or third-party materials. Conversely, as subcontracted labor or third-party material purchases for customers increases relative to our own labor services, we expect the ratio of cost of services as a percentage of revenues to increase.

General and Administrative Expenses

General and administrative expenses include the salaries and wages, plus associated fringe benefits of our employees not performing work directly for customers, and associated facilities costs. Among the functions covered by these costs are business development, bid and proposal, contracts administration, finance and accounting, legal, corporate governance and executive and senior management. In addition, we included stock-based compensation, as well as depreciation and amortization expenses related to the general and administrative function. Depreciation and amortization expenses include the depreciation of computers, furniture and other equipment, the amortization of third-party software used internally, leasehold improvements and intangible assets. Intangible assets include customer relationships and contract backlogs acquired in business combinations, and are amortized over their estimated useful lives.

Interest Expense

Interest expense is primarily related to interest expense incurred or accrued under our outstanding borrowings on our debt and deferred financing charges.

Interest Income

Interest income is primarily from cash on hand and late invoice payments by the government.

Results of Operations

Year Ended December 31, 2019 Compared to Year Ended December 31, 2018

The following table sets forth certain items from our consolidated statements of income and the relative percentages that certain items of expense and earnings bear to revenues as well as the year-over-year change from December 31, 2018 to December 31, 2019.

	Year Ended December 31,				Year-to-Year Change
	2019	2018	2019	2018	2018 to 2019
	Dollars		Percentages		Dollars	Percent
	(dollars in thousands)
REVENUES	$2,222,559	$1,958,557	100.0%	100.0%	$264,002	13.5%
Cost of services	1,893,461	1,678,100	85.2%	85.7%	215,361	12.8%
General and administrative expenses	190,773	167,715	8.6%	8.5%	23,058	13.7%
OPERATING INCOME	138,325	112,742	6.2%	5.8%	25,583	22.7%
Interest expense	(2,594)	(2,378)	0.1%	0.1%	216	9.1%
Interest income	450	161	—%	—%	289	179.5%
Other income (expense), net	(83)	80	—%	—%	(163)	(203.8)%
INCOME FROM OPERATIONS BEFORE INCOME TAXES AND EQUITY METHOD INVESTMENTS	136,098	110,605	6.1%	5.7%	25,493	23.0%
Provision for income taxes	(22,212)	(28,530)	1.0%	1.5%	(6,318)	(22.1)%
Equity in earnings of unconsolidated subsidiaries	4	22	—%	—%	(18)	(81.8)%
NET INCOME	$113,890	$82,097	5.1%	4.2%	$31,793	38.7%

Revenues

The primary driver of our increase in revenues relates to revenues from new contract awards, growth on existing contracts and the acquisitions we completed during the year. These increases were offset by contracts and tasks that ended during the year and reduced scope of work on some contracts including contracts with variable material purchase requirements. We expect revenues to increase in 2020 due to recent and future new contract awards and growth on existing programs.

Cost of services

The increase in cost of services was primarily due to increases in revenues. As a percentage of revenues, direct labor costs remained stable at 47% for the years ended December 31, 2019 and 2018. As a percentage of revenues, other direct costs, which include subcontractors and third party equipment and materials used in the performance of our contracts, also remained stable at 39% for the years ended December 31, 2019 and 2018. In 2020, we expect cost of services as a percentage of revenues to be comparable to 2019.

General and administrative expenses

The increase in general and administrative expenses was primarily due to increases to support the growth of our business, infrastructure improvements, bad debt expense and legal matters. These increases were partially offset by lower amortization on acquired intangibles and the reclassification of certain allocable expenses from general and administrative expenses to cost of services related to a change in disclosed cost accounting practices with the Defense Contract Management Agency. As a percentage of revenues, general and administrative expenses increased for the year ended December 31, 2019 as compared to the same period in 2018. In 2020, we expect general and administrative expenses as a percentage of revenues to be comparable to 2019.

Provision for income taxes

Our effective tax rate is affected by recurring items, such as the relative amount of income we earn in various taxing jurisdictions and their tax rates. It is also affected by discrete items that may occur in any given year, but are not consistent from year-to-year. Our effective income tax rate was 16% and 26% for the years ended December 31, 2019 and 2018, respectively. The reduction in our effective tax rate is due to an increase in research and development credits we claimed on previously filed tax returns and will be claimed on our 2019 tax return. The increase in research and development credits is the result of a project we completed during the fourth quarter of 2019 to improve the method by which we identify expenditures that qualify for the research and development tax credit. We recognized $9.4 million in research and development credits related to tax years 2015-2018 and $2.5 million related to the 2019 tax year. While we expect this method to provide continued benefits in 2020, we expect our effective tax rate to increase in relation to 2019 due to the research and development credits to be recognized being limited to a single tax year. For additional information concerning the research and development tax credit, see Note 13 to our consolidated financial statements in Item 8.

Year Ended December 31, 2018 Compared to Year Ended December 31, 2017

To review the comparison of our results of operations for the fiscal year ended December 31, 2018 with our results of operations for the fiscal year ended December 31, 2017, please refer to the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018.

Backlog

For the years ended December 31, 2019 and 2018 our backlog was $9.1 billion and $8.4 billion, respectively, of which $1.3 billion and $1.3 billion , respectively, was funded backlog. The increase in our backlog is due to our receipt of new contract awards and our acquisitions. We believe our backlog, together with new contract awards, will support continued growth in our business. Backlog represents estimates that we calculate on a consistent basis. For additional information on how we compute backlog, see “Backlog” in Item 1 “Business.”

Liquidity and Capital Resources

Historically, our primary liquidity needs have been the financing of acquisitions, working capital, payment under our cash dividend program and capital expenditures. Our primary sources of liquidity are cash provided by operations and our revolving credit facility.

On December 31, 2019, our cash and cash equivalents balance was $8.9 million. There were $36.5 million in outstanding borrowings under our revolving credit facility at December 31, 2019. At December 31, 2019, we were contingently liable under letters of credit totaling $5.8 million, which reduced our ability to borrow under our revolving credit facility by that amount. The maximum available borrowings under our revolving credit facility at December 31, 2019 were $457.7 million.

Generally, cash provided by operating activities is adequate to fund our operations, including payments under our regular cash dividend program. Due to short-term fluctuations in our cash flows and level of operations, it may become necessary from time-to-time to increase borrowings under our revolving credit facility to meet cash demands.

Cash Flows from Operating Activities

Our operating cash flow is primarily affected by our ability to invoice and collect from our clients in a timely manner, our ability to manage our vendor payments and the overall profitability of our contracts. We bill most of our customers monthly after services are rendered. Our accounts receivable days sales outstanding (DSO) were 59 and 73 for the quarters ended December 31, 2019 and 2018, respectively. For the years ended December 31, 2019 and 2018, our net cash flows from operating activities were $221.4 million and $93.4 million, respectively. The increase in net cash flows from operating activities during the year ended December 31, 2019 when compared to the same period in 2018 was primarily due to timing of receivable collections and an increase in operating income.

Cash Used in Investing Activities

Our cash used in investing activities consists primarily of business combinations, purchases of property and equipment and investments in capitalized software for internal use. For the years ended December 31, 2019 and 2018, our net cash used in investing activities were $214.9 million and $44.3 million, respectively. For the year ended December 31, 2019, our net cash used in investing activities were primarily due to the acquisitions of Kforce Government Solutions and H2M Group and the purchase of equipment to support managed IT service contracts, infrastructure and capitalized software for internal use. For the year ended December 31, 2018, our net cash used in investing activities were primarily due to capital expenditures.

Cash Flows Used in Financing Activities

For the years ended December 31, 2019 and 2018, our net cash used in financing activities were $2.9 million and $53.3 million, respectively. For the year ended December 31, 2019, our net cash used in financing activities were primarily due to dividends paid, offset by net borrowings under our revolving credit facility to fund our acquisitions this year and proceeds from the exercise of stock options. For the year ended December 31, 2018, our net cash used in financing activities were primarily due to repayment of borrowings and payments of dividends, which were partially offset by proceeds from the exercise of stock options.

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

The terms of the credit agreement permit prepayment and termination of the loan commitments at any time, subject to certain conditions. The credit agreement requires us to comply with specified financial covenants, including the maintenance of certain consolidated leverage ratios and a certain consolidated coverage ratio. The credit agreement also contains various covenants, including affirmative covenants with respect to certain reporting requirements and maintaining certain business activities, and negative covenants that, among other things, may limit or impose restrictions on our ability to incur liens, incur additional indebtedness, make investments, make acquisitions and undertake certain other actions. As of, and during the fiscal years ending December 31, 2019 and 2018, we were in compliance with our financial covenants under the credit agreement.

There was $36.5 million and $7.5 million outstanding on our revolving credit facility at December 31, 2019 and 2018, respectively.

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

Dividend

During the years ended December 31, 2019 and 2018, we declared and paid quarterly dividends in the amount of $0.27 and $0.25 per share on both classes of common stock. On February 19, 2020, we declared a quarterly cash dividend in the amount of $0.32 per share, to be paid on March 20, 2020. While we expect to continue the regular cash dividend program, any future dividends declared will be at the discretion of our Board of Directors and will depend, among other factors, upon our results of operations, financial condition and cash requirements, as well as such other factors our Board of Directors deems relevant.

Off-Balance Sheet Arrangements

In the ordinary course of business, we use letters of credit to satisfy certain contractual terms with our customers.  As of December 31, 2019, $5.8 million in letters of credit were issued but undrawn.  We have an outstanding performance bond in connection with a contract between ManTech MENA, LLC and Jadwalean International Operations and Management Company to fulfill technical support requirements for the Royal Saudi Air Force. This performance bond is guaranteed by a letter of credit in the amount of $5.7 million.

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

Contracts are often modified to account for changes in contract specifications and requirements. Contract modifications impact the contact when the modification either creates a new performance obligation or changes the existing enforceable rights and obligations. The effect of a contract modification on the transaction price and our measure of progress for the performance obligation to which it relates is recognized as a cumulative adjustment to revenue and profit. Furthermore, a significant change in one or more estimates could affect the profitability of our contracts. We recognize adjustments in estimated profit on contracts in the period identified. The impact of adjustments in contract estimates can be reflected in either revenue or operating expenses on our consolidated statement of income.

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

Accounting for Business Combinations, Goodwill and Other Intangible Assets

The purchase price of an acquired business is allocated to the tangible assets, financial assets and separately recognized intangible assets acquired less liabilities assumed based upon their respective fair values, with the excess recorded as goodwill. Determining the fair value of assets acquired and liabilities assumed requires significant judgment, which includes, among other factors, analysis of historical performance and estimates of future performance. These factors may cause final amounts to differ materially from original estimates. In some cases, we use discounted cash flow analyses, which are based on our best estimate of future revenue, earnings and cash flows as well as our discount rate adjusted for risk.

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

We have elected to perform our annual review as of October 31st of each calendar year. The results of our annual goodwill impairment test as of October 31, 2019 indicated that the estimated fair value of each reporting unit substantially exceeded its respective carrying value. In addition, management monitors events and circumstances that could result in an impairment. A significant amount of judgment is involved in determining if an indicator of impairment has occurred between annual testing dates. Events that could cause the fair value of our long-lived assets to decrease include: changes in our business environment or market conditions; a material change in our financial outlook, including declines in expected revenue growth rates and operating margins; or a material decline in the market price for our stock. If any impairment were indicated as a result of a review, we would recognize a loss based on the amount by which the carrying amount exceeds the estimated fair value.

Due to the many variables inherent in the estimation of a reporting unit's fair value and the relative size of our recorded goodwill, differences in assumptions may have a material effect on the results of our goodwill impairment analysis.

Accounting for income taxes

We account for income taxes in accordance with ASC 740, Income Taxes. Under this method, deferred income taxes are determined based on the estimated future tax effects of differences between the financial statement and tax bases of assets and liabilities given the provisions of enacted tax laws. Deferred income tax provisions and benefits are based on changes to the assets or liabilities from year-to-year. In providing for deferred taxes, we consider tax regulations of the jurisdictions in which we operate, estimates of future taxable income and available tax planning strategies. If tax regulations, operating results or the ability to implement tax-planning strategies vary, adjustments to the carrying value of deferred tax assets and liabilities may be required. Valuation allowances are recorded related to deferred tax assets based on the “more likely than not” criteria. We recognize the financial statement benefit of a tax position only after determining that the relevant tax authority would “more likely than not” sustain the position following an audit. For tax positions meeting the “more likely than not” threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement with the relevant tax authority. The determination that a tax position meets the "more likely than not" criteria requires a significant amount of judgment, which may differ significantly from what is ultimately accepted by the relevant taxing authority.

Recently Issued But Not Yet Adopted Accounting Standards Updates

For information on the recently issued but not yet adopted Accounting Standards Updates, see Note 2 to our consolidated financial statements in Item 8.

Contractual Obligations

Our contractual obligations as of December 31, 2019 are as follows (in thousands):

	Payments Due By Period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Operating lease obligations (1)	$143,109	$32,770	$64,155	$37,961	$8,223
Debt obligations (2)	36,500	—	36,500	—	—
Accrued defined benefit obligations (3)	749	83	158	145	363
Finance lease obligations (1)	507	160	306	41	—
Other long-term liabilities (4)	377	24	353	—	—
Total	$181,242	$33,037	$101,472	$38,147	$8,586

(1) See Note 4 to our consolidated financial statements in Item 8 for additional information regarding leases.
(2) We may elect to pay all of or a portion of this obligation earlier than contractually required. See Note 9 to our consolidated financial statements in Item 8 for additional information regarding debt and related matters.

(3) Includes unfunded pension obligations related to nonqualified supplemental defined benefit pension plans for certain retired employees of an acquired company, which is included in the accrued retirement amount on our consolidated balance sheets. See Note 12 to our consolidated financial statements in Item 8 for additional information regarding retirement plans.

(4) Excludes approximately $9.6 million of gross unrecognized tax benefits as we are not able to reasonably estimate the timing of future cash flows to such unrecognized tax benefits. See Note 13 to our consolidated financial statements in Item 8 for additional information regarding gross unrecognized tax benefits. Excludes finance lease liabilities-long term.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

Our exposure to market risk relates to changes in interest rates for borrowings under our revolving credit facility. At December 31, 2019, we had $36.5 million outstanding on our revolving credit facility. Borrowings under our revolving credit facility bear interest at variable rates. A hypothetical 10% increase in interest rates would have a $0.2 million effect on our interest expense for the year ended December 31, 2019.

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

Item 8.Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and the Board of Directors of ManTech International Corporation
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of ManTech International Corporation and subsidiaries (the "Company") as of December 31, 2019 and 2018, the related consolidated statements of income, comprehensive income, changes in stockholders' equity, and cash flows, for each of the three years in the period ended December 31, 2019, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 21, 2020, expressed an unqualified opinion on the Company's internal control over financial reporting.
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
Critical Audit Matters
The critical audit matters communicated below are matters arising from the current-period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.
Income Taxes - Unrecognized Tax Benefits - Refer to Notes 2 and 13 to the financial statements
Critical Audit Matter Description
The Company’s other long-term liabilities includes unrecognized tax benefits related to research and development tax credits. During the year ended December 31, 2019, the Company recognized an increase in unrecognized tax benefits of approximately $7.7 million related to an increase in research and development tax credits available for tax years 2016-2018 and $1.8 million for the 2019 tax year. The Company is subject to examination by the Internal Revenue Service (“IRS”) for years subsequent to 2014.
The Company’s measurement of unrecognized tax benefits involves significant estimates and management judgment and includes complex considerations of the Internal Revenue Code, related regulations, case law, and prior-year audit settlements. Given the complexity and the subjective nature of the research and development tax credits that remain open for examination by the IRS, evaluating management’s estimates relating to their determination of unrecognized tax benefits required extensive audit effort and a high degree of auditor judgment, including involvement of our income tax specialists.

How the Critical Audit Matter Was Addressed in the Audit
Our principal audit procedures to evaluate management’s estimates of unrecognized tax benefits related to research and development tax credits included the following, among others:

•
We evaluated the appropriateness and consistency of management’s methods and assumptions used in the identification, recognition, measurement, and disclosure of unrecognized tax benefits, which included testing the effectiveness of the related internal controls.

•	With the assistance of our income tax specialists:

▪
We read and evaluated management’s documentation, including relevant accounting policies and information obtained by management from outside tax specialists, that detailed the computational basis of the unrecognized tax benefits.

▪
We evaluated the reasonableness of management’s judgments regarding the future resolution of the unrecognized tax benefits, including an evaluation of the technical merits of the unrecognized tax benefits.

▪	We evaluated whether management had appropriately considered new information that could significantly change the recognition, measurement or disclosure of the unrecognized tax benefits.

▪	We evaluated the reasonableness of management’s estimates by considering how tax law, including statutes, regulations and case law, impacted management’s judgments.

•	We tested the mathematical accuracy of management’s calculations.
Revenue Recognition - Refer to Notes 2 and 3 to the financial statements
Critical Audit Matter Description
The Company recognizes revenue on contracts over time when there is a continuous transfer of control to the customer over the duration of the contract as the services are rendered. The accounting conclusions for contracts involves judgment, particularly as it relates to determining the amount, timing and presentation of revenue that will be recognized for each performance obligation within the contract, and the distinct number of performance obligations represented by the contract.
On certain contracts, revenue is recognized over time using a cost-based input method that measures the extent of progress towards completion of a performance obligation. Contract costs include labor, material and allocable indirect expenses. Revenue is recognized proportionally as contract costs are incurred plus estimated fees. Management must make assumptions and estimates regarding labor productivity and availability, the complexity of the work to be performed, the availability of materials, the length of time to complete the performance obligation, execution by subcontractors, the availability and timing of funding from our customer and overhead cost rates, among other variables. A significant change in one or more of these estimates could affect the profitability of the Company’s contracts.
Given the judgments necessary to determine the amount, timing and presentation of revenue and to estimate total costs and fees for the performance obligations that recognize revenue using a cost-based input method, auditing such estimates required extensive audit effort due to the volume and complexity of these contracts and a high degree of auditor judgment when performing audit procedures and evaluating the results of those procedures. For all contracts, understanding and differentiating the number of performance obligations contained in the contract represented a high degree of auditor judgment because of the variety of contracts and services promised and the interrelationship among those elements.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to management’s conclusion on amount, timing and presentation of revenue recognition, as well as the estimates of total costs and fees for the performance obligations that recognize revenue using a cost-based input method included the following, among others:

•
We tested the effectiveness of controls over contract revenue, including management’s controls over the initial setup of new contract arrangements and the estimates of total costs and fees for performance obligations.

•	We developed an expectation of revenue and compared it to the recorded balance.

•	For a selection of contracts we performed elements of the following for each contract:

▪	Evaluated the terms and conditions of each contract and the appropriateness of the accounting treatment in accordance with generally accepted accounting principles by:

▪	Inspecting the executed contract to test that the facts on which management’s conclusions were reached were consistent with the actual terms and conditions of the contract.

▪
Evaluating the contract within the context of the five-step model prescribed by ASC 606, Revenue from Contracts with Customers, and evaluating whether management’s conclusions were appropriate by evaluating the nature of the promises within the contract, the interrelationship of the promised services provided, the pattern by which obligations are fulfilled, the number of performance obligations identified, and which party is responsible for fulfillment.

▪	Involving industry experts in evaluating the appropriateness of management’s conclusions.

▪	Compared the transaction price to the consideration expected to be received based on current rights and obligations under the contracts and any modifications that were agreed upon with the customers.

▪	Tested the accuracy and completeness of the costs incurred to date for the performance obligation.

▪	Evaluated the estimates of total cost and fees for the performance obligation by:

▪	Comparing costs incurred to date to the costs management estimated to be incurred by that date.

▪
Evaluating management’s ability to achieve the estimates of total cost and fees by performing corroborating inquiries with the Company’s project managers, and comparing the estimates to management’s work plans.

▪	Comparing management’s estimates for the selected contracts to costs and fees of similar performance obligations, when applicable.

▪	Tested the mathematical accuracy of management’s calculation of revenue for the performance obligation.

•
We analyzed adjustments in contract estimates recorded during the year to assess whether such adjustments were the result of changes in facts and circumstances and not estimates that were previously inaccurate.

Valuation of Acquired Intangible Assets - Refer to Notes 2 and 5 to the financial statements
Critical Audit Matter Description
During 2019 the Company completed the acquisitions of Kforce Government Solutions, Inc. and H2M for approximately $114.6 million and $38.5 million, respectively (collectively referred to as “the acquired entities”). The Company accounted for the acquisitions under the acquisition method of accounting for business combinations. Accordingly, the purchase price was allocated to the assets acquired and liabilities assumed based on their respective fair values, including customer relationship and backlog intangible assets with an aggregate fair value of $46.6 million. The Company estimated the fair value of the customer relationship and backlog intangible assets using the excess earnings method (income approach), which is a specific discounted cash flow method. The fair value determination of the customer relationship and backlog intangible assets required management to make significant estimates and assumptions related to future revenue, earnings and cash flows, as well as discount rates adjusted for risk.
We identified the customer relationship and backlog intangible assets for the acquired entities as a critical audit matter because of the significant estimates and assumptions management made to determine the fair value these assets. This required a high degree of auditor judgment and an increased extent of effort, including the need to involve our fair value specialists, when performing audit procedures to evaluate the reasonableness of management’s forecast of future revenue, earnings and cash flows, and the selection of discount rates adjusted for risk.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the forecast of future cash flows and the selection of customer attrition rates and discount rates for the customers relationships and backlog intangible assets for the acquired entities included the following, among others:

•
We tested the effectiveness of controls over the valuation of the customer relationship and backlog intangible assets, including management’s controls over forecasts of future cash flows and the selection of discount rates.

•	We assessed the reasonableness of management’s forecast of future cash flows by comparing the projections to historical results.

•
With the assistance of our fair value specialists, we evaluated the reasonableness of the (1) valuation methodologies and (2) discount rates, which included testing the source information underlying the determination of the discount rates, testing the mathematical accuracy of the calculations, and developing a range of independent estimates and comparing those to the discount rates selected by management.

/s/ Deloitte & Touche LLP
Mclean, Virginia
February 21, 2020
We have served as the Company's auditor since 1999.

MANTECH INTERNATIONAL CORPORATION
CONSOLIDATED BALANCE SHEETS
(In Thousands Except Share and Per Share Amounts)

	December 31,
	2019	2018
ASSETS
Cash and cash equivalents	$8,854	$5,294
Receivables—net	398,976	405,378
Taxes receivable—current	21,996	—
Prepaid expenses	20,030	23,398
Other current assets	4,878	5,915
Total Current Assets	454,734	439,985
Goodwill	1,191,259	1,085,806
Other intangible assets—net	196,778	171,962
Operating lease right of use assets	117,728	—
Property and equipment—net	85,631	51,427
Employee supplemental savings plan assets	36,777	30,501
Investments	11,550	11,830
Other assets	13,457	12,360
TOTAL ASSETS	$2,107,914	$1,803,871
LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Accounts payable and accrued expenses	$146,016	$126,066
Accrued salaries and related expenses	97,298	89,058
Operating lease obligations—current	29,047	—
Contract liabilities	27,620	28,209
Total Current Liabilities	299,981	243,333
Deferred income taxes	131,782	108,956
Operating lease obligations—long term	103,148	—
Long term debt	36,500	7,500
Accrued retirement	35,552	30,999
Other long-term liabilities	10,309	11,889
TOTAL LIABILITIES	617,272	402,677
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY
Common stock, Class A—$0.01 par value; 150,000,000 shares authorized; 27,235,860 and 26,817,513 shares issued at December 31, 2019 and 2018; 26,991,747 and 26,573,400 shares outstanding at December 31, 2019 and 2018	272	268
Common stock, Class B—$0.01 par value; 50,000,000 shares authorized; 13,187,195 and 13,188,045 shares issued and outstanding at December 31, 2019 and 2018	132	132
Additional paid-in capital	525,851	506,970
Treasury stock, 244,113 and 244,113 shares at cost at December 31, 2019 and 2018	(9,158)	(9,158)
Retained earnings	973,767	903,084
Accumulated other comprehensive loss	(222)	(102)
TOTAL STOCKHOLDERS' EQUITY	1,490,642	1,401,194
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$2,107,914	$1,803,871
See notes to consolidated financial statements.

MANTECH INTERNATIONAL CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(In Thousands Except Per Share Amounts)

	Year Ended December 31,
	2019	2018	2017
REVENUES	$2,222,559	$1,958,557	$1,717,018
Cost of services	1,893,461	1,678,100	1,463,599
General and administrative expenses	190,773	167,715	155,225
OPERATING INCOME	138,325	112,742	98,194
Interest expense	(2,594)	(2,378)	(1,375)
Interest income	450	161	104
Other income (expense), net	(83)	80	319
INCOME FROM OPERATIONS BEFORE INCOME TAXES AND EQUITY METHOD INVESTMENTS	136,098	110,605	97,242
(Provision) benefit for income taxes	(22,212)	(28,530)	16,859
Equity in earnings of unconsolidated subsidiaries	4	22	40
NET INCOME	$113,890	$82,097	$114,141
BASIC EARNINGS PER SHARE:
Class A common stock	$2.85	$2.08	$2.94
Class B common stock	$2.85	$2.08	$2.94
DILUTED EARNINGS PER SHARE:
Class A common stock	$2.83	$2.06	$2.91
Class B common stock	$2.83	$2.06	$2.91

See notes to consolidated financial statements.

MANTECH INTERNATIONAL CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In Thousands)

	Year Ended December 31,
	2019	2018	2017
NET INCOME	$113,890	$82,097	$114,141
OTHER COMPREHENSIVE INCOME (LOSS):
Translation adjustments, net of tax	(77)	(27)	(55)
Cumulative-effect adjustment for adoption of Accounting Standards Update 2018-02	(24)	—	—
Actuarial gain (loss) on defined benefit pension plans, net of tax	(19)	245	(84)
Total other comprehensive income (loss)	(120)	218	(139)
COMPREHENSIVE INCOME	$113,770	$82,315	$114,002

See notes to consolidated financial statements.

MANTECH INTERNATIONAL CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(In Thousands)

	December 31,
	2019	2018	2017
Common Stock, Class A
At beginning of year	$268	$263	$258
Stock option exercises	3	4	5
Stock-based compensation expense	1	1	—
At end of year	272	268	263
Common Stock, Class B
At beginning of year	132	132	132
At end of year	132	132	132
Additional Paid-In Capital
At beginning of year	506,970	492,030	471,906
Stock option exercises	12,892	12,591	13,619
Stock-based compensation expense	7,492	5,072	6,319
Payment consideration to tax authority on employees' behalf	(1,503)	(2,723)	—
Cumulative-effect adjustment for adoption of Accounting Standards Update 2016-09	—	—	186
At end of year	525,851	506,970	492,030
Treasury Stock, at cost
At beginning of year	(9,158)	(9,158)	(9,158)
At end of year	(9,158)	(9,158)	(9,158)
Retained Earnings
At beginning of year	903,084	860,027	778,710
Net income	113,890	82,097	114,141
Dividends	(43,207)	(39,627)	(32,709)
Cumulative-effect adjustment for adoption of Accounting Standards Update 2014-09	—	587	—
Cumulative-effect adjustment for adoption of Accounting Standards Update 2016-09	—	—	(115)
At end of year	973,767	903,084	860,027
Accumulated Other Comprehensive Loss
At beginning of year	(102)	(320)	(181)
Translation adjustments, net of tax	(77)	(27)	(55)
Cumulative-effect adjustment for adoption of Accounting Standard Update 2018-02	(24)	—	—
Actuarial gain (loss) on defined benefit pension plans, net of tax	(19)	245	(84)
At end of year	(222)	(102)	(320)
Total Stockholders' Equity	$1,490,642	$1,401,194	$1,342,974

See notes to consolidated financial statements

MANTECH INTERNATIONAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)

	Year Ended December 31,
	2019	2018	2017
CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES:
Net income	$113,890	$82,097	$114,141
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	55,879	52,569	33,792
Noncash lease expense	27,619	—	—
Deferred income taxes	15,739	11,762	(24,815)
Stock-based compensation expense	7,493	5,073	6,319
Bad debt expense	3,000	—	—
Contract loss reserve	(1,481)	—	—
Loss on sale and retirement of property and equipment	171	75	76
Equity in (earnings) of unconsolidated subsidiaries	(4)	(22)	(40)
Change in assets and liabilities—net of effects from acquired businesses:
Receivables-net	24,660	(87,098)	18,643
Taxes receivable—current	(21,996)	18,732	(7,725)
Prepaid expenses	419	(613)	(3,619)
Other current assets	4,060	(1,321)	5,103
Employee supplemental savings plan asset	(6,297)	1,754	(4,172)
Accounts payable and accrued expenses	10,850	5,327	(541)
Accrued salaries and related expenses	2,796	2,095	13,095
Operating lease obligations	(28,520)	—	—
Contract liabilities	(589)	6,110	1,177
Accrued retirement	4,553	(3,518)	3,936
Other long-term liabilities	9,380	1,384	(1,976)
Other	(216)	(967)	(436)
Net cash flow from operating activities	221,406	93,439	152,958
CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES:
Acquisition of businesses-net of cash acquired	(152,851)	(5,279)	(177,193)
Purchases of property and equipment	(54,795)	(30,114)	(31,118)
Deferred contract costs	(3,878)	(5,233)	(2,877)
Investment in capitalized software for internal use	(3,677)	(5,018)	(7,744)
Proceeds from equity method investment	283	—	—
Proceeds from corporate owned life insurance	21	1,300	—
Payments to acquire investments	—	—	(110)
Proceeds from sale of property and equipment	—	—	3
Net cash used in investing activities	(214,897)	(44,344)	(219,039)
CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES:
Borrowings under revolving credit facility	624,000	575,500	136,500
Repayments under revolving credit facility	(595,000)	(599,000)	(105,500)
Dividends paid	(43,205)	(39,624)	(32,705)
Proceeds from exercise of stock options	12,895	12,595	13,624
Payment consideration to tax authority on employee's behalf	(1,503)	(2,723)	—
Principal paid on financing leases	(136)	—	—
Debt issuance costs	—	—	(1,323)
Net cash flow from (used in) financing activities	(2,949)	(53,252)	10,596
NET CHANGE IN CASH AND CASH EQUIVALENTS	3,560	(4,157)	(55,485)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	5,294	9,451	64,936
CASH AND CASH EQUIVALENTS, END OF PERIOD	$8,854	$5,294	$9,451

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest	$2,436	$2,315	$1,166
Noncash investing and financing activities:
Noncash investing activities	$5,981	$340	$1,345
Operating lease obligations arising from obtaining right of use assets	$31,010	$—	$—
Finance lease obligations arising from obtaining right of use assets	$368	$—	$—
Deferred contract costs incurred but not yet paid	$—	$—	$872

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2019, 2018 and 2017

1.	Description of the Business

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

Business Combinations - The accounting for our business combinations consists of allocating the purchase price to tangible and intangible assets acquired and liabilities assumed based on their estimated fair values, with the excess recorded as goodwill. We have up to one year from the acquisition date to use information as of each acquisition date to adjust the fair value of the acquired assets and liabilities, which may result in material changes to their recorded values with an offsetting adjustment to goodwill. Determining the fair value of assets acquired and liabilities assumed requires significant judgment, which includes, among other factors, analysis of historical performance and estimates of future performance. In some cases, we have used discounted cash flow analyses, which were based on our best estimate of future revenue, earnings and cash flows as well as our discount rate, adjusted for risk, and estimated attrition rates.

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

Other Intangible Assets - Contract rights and other intangible assets are amortized primarily using the pattern of benefits method over periods ranging from one year to twenty-five years.

We account for the cost of computer software developed or obtained for internal use in accordance with ASC 350-985, Intangibles - Goodwill and Other - Software. These capitalized software costs are included in other intangible assets, net.

We account for software development costs related to software products for sale, lease or otherwise marketed in accordance with Accounting Standards Codification (ASC) 985-20, Software - Costs of Software to Be Sold, Leased, or Marketed. For projects fully funded by us, development costs are capitalized from the point of demonstrated technological feasibility until the point in time that the product is available for general release to customers. Once the product is available for general release, capitalized costs are amortized based on units sold or on a straight-line basis over a period of five years or other such shorter period as may be required.

Leases - We adopted ASC 842, Leases, on January 1, 2019. We elected to apply the provisions of the standard as of the date of adoption, and, therefore, have not restated prior comparative periods. Upon adoption, we recorded operating lease obligations of $129.6 million and operating lease right of use (ROU) assets of $118.7 million. We elected the practical expedient to recognize the lease payments related to short-term leases as profit or loss on a straight-line basis over the lease term and variable lease payments in the period in which the obligation for those payments are incurred. We also elected the following transition related practical expedients: not to reassess whether expired or existing contracts are or contain leases, not to reassess lease classification as determined under ASC 840 and not to reassess initial direct costs from any existing lease. We elected the practical expedient as an accounting election not to separate nonlease components from lease components on all classes of underlying assets. Our leases include nonlease components such as common area maintenance, utilities and operating expenses. Additionally, we implemented internal controls and key system functionality to enable the preparation of financial information upon adoption. ASC 842 had a material impact on our consolidated balance sheet, but did not have an impact on our consolidated income statement. The most significant impact was the recognition of ROU assets and lease obligations for operating leases, while our accounting for finance leases remained substantially unchanged.

We determine if a contract is or contains a lease at inception. A contract is or contains a lease if the contract conveys the right to control the use of identified property or equipment (an identified asset) for a period of time in exchange for consideration. We have the right to control the use of the identified asset when we have both of the following: the right to obtain substantially all of the economic benefits from use of the identified asset and the right to direct the use of the identified asset. In making this determination, we consider all relevant facts and circumstances. We reassess whether a contract is or contains a lease only if the terms and conditions of the contract are changed. We account for lease components and nonlease components associated with a lease as a single lease component. Operating leases are included in Operating lease right of use assets, Operating lease obligations—current and Operating lease obligations—long term on our consolidated balance sheets. Finance leases are included in Property and equipment—net, Accounts payable and other accrued expenses and Other long-term liabilities on our consolidated balance sheets.

Our ROU asset is recognized as the lease obligation, any initial indirect costs and any prepaid lease payments, less any lease incentives. Our lease obligations are recognized based on the present value of the future minimum lease payments over the lease term at commencement date. Our lease payments consist of amounts relating to the use of the underlying asset during the lease term, specifically fixed payments, payments to be made in optional periods when we are reasonably certain to exercise an option to extend the lease or not to exercise an option to terminate the lease and the amounts probable of being owed by us under residual guarantees. Our variable lease payments are excluded in measuring ROU assets and lease obligations because they do not depend on an index or a rate or are not in substance fixed payments. We exclude lease incentives and initial direct costs incurred from our lease payments. Our leases typically do not provide an implicit rate, we use our incremental borrowing rate based on the information available at the commencement date in determining the present value of future payments.

For operating leases, after lease commencement, we measure our lease obligation for each period at the present value of any remaining lease payments, discounted by using the rate determined at lease commencement. In our consolidated statement of income, we recognize a single operating lease expense calculated on a straight-line basis over the remaining lease term. The depreciation of the ROU asset increases each year as a result of the declining lease obligation balance. Variable lease payments are not recognized in the measurement of the lease obligation; they are recognized in the period in which the related obligation has been incurred.

For finance leases, after lease commencement, we measure our lease obligation by using the effective interest rate method. In each period, the lease obligation will be increased to reflect the interest that is accrued on the related lease obligation by using the appropriate discount rate, offset by a decrease in the lease obligation resulting from the periodic lease payments. We recognize the ROU asset at cost, reduced by any accumulated depreciation. The ROU asset is depreciated on a straight-line basis. Together, the interest expense and depreciation expense result in a front-loaded expense profile. We will present interest expense and depreciation expense separately on our consolidated statement of income.

In our consolidated statement of income, we recognize lease expense within general and administrative expense or cost of goods sold depending on the use of the underlying lease. For leases classified as financing, the interest on lease obligations is classified within interest expense.

Property and Equipment - Property and equipment are recorded at original cost to us. Upon sale or retirement, the costs and related accumulated depreciation or amortization are eliminated from the respective accounts and any resulting gain or loss is included in income. Maintenance and repairs are charged to expense as incurred.

Employee Supplemental Savings Plan Assets - We maintain several non-qualified defined contribution supplemental retirement plans for certain key employees that are accounted for in accordance with ASC 710-10-05, Compensation - General - Deferred Compensation - Rabbi Trust, as the underlying assets are held in rabbi trusts with investments directed by the respective employee. A rabbi trust is a grantor trust generally set up to fund compensation for a select group of management and the assets of this trust are available to satisfy the claims of general creditors in the event of bankruptcy of us. The assets held by the rabbi trusts are recorded at cash surrender value in our consolidated financial statements as Employee supplemental savings plan assets with a related liability to employees recorded as a deferred compensation liability in accrued retirement.

Investments - Investments where we have the ability to exercise significant influence, but we do not control, are accounted for under the equity method of accounting and are included in Other assets on our consolidated balance sheets. Significant influence typically exists if we have a 20% to 50% ownership interest in the investee. Under this method of accounting, our share of the net earnings (losses) of the investee is included in Equity in earnings (losses) of unconsolidated subsidiaries on our consolidated statement of income.

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

Deferred Contract Costs - Costs of obtaining or fulfilling a contract that meet the criteria in ASC 340, Other Assets and Deferred Costs, are capitalized and amortized on a systematic basis that is consistent with the transfer of goods or services to the customer. Deferred contracts costs are reported on our consolidated balance sheet within current or non-current other assets based on the expected life of the related contract. At December 31, 2019, we had $9.4 million of deferred contract costs related to the fulfillment of future contract obligations. For the year ended December 31, 2019 we recorded amortization expense of $2.5 million.

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

Revenue Recognition - On January 1, 2018, we adopted ASC 606, Revenue from Contracts with Customers, using the modified retrospective method applied to those contracts that were not substantially complete as of January 1, 2018. ASC 606 outlines a five-step model whereby revenue is recognized as performance obligations within the contract are satisfied. ASC 606 also requires new, expanded disclosures regarding revenue recognition. We recognized the cumulative effect of adopting ASC 606 as an increase to the 2018 opening balance of retained earnings in the pretax amount of $0.8 million, with the impact primarily related to fixed-price contracts. Results for reporting periods beginning after January 1, 2018 are presented under ASC 606, while prior period amounts were not adjusted and continue to be reported in accordance with ASC 605, Revenue Recognition. Revenue for the year ended December 31, 2018 increased $2.4 million as a result of applying ASC 606.

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

Contracts are often modified to account for changes in contract specifications and requirements. Contract modifications impact the contract when the modification either creates a new performance obligation or changes the existing enforceable rights and obligations. The effect of a contract modification on the transaction price and our measure of progress for the performance obligation to which it relates is recognized as a cumulative adjustment to revenue and profit. Furthermore, a significant change in one or more estimates could affect the profitability of our contracts. We recognize adjustments in estimated profit on contracts in the period identified. The impact of adjustments in contract estimates can be reflected in either revenue or operating expenses on our consolidated statement of income.

We have an Estimate at Completion process in which management reviews the progress and execution of our performance obligations. As part of this process, management reviews information including, but not limited to, any outstanding key contract matters, progress towards completion and the related program schedule, identified risks and opportunities and the related changes in estimates of revenue and costs. The risks and opportunities include management’s judgment about the ability and cost to achieve the contract milestones and other technical contract requirements. Management must make assumptions and estimates regarding labor productivity and availability, the complexity of the work to be performed, the availability of materials, the length of time to complete the performance obligation, execution by our subcontractors, the availability and timing of funding from our customer and overhead cost rates, among other variables. A significant change in one or more of these estimates could affect the profitability of our contracts. For the year ended December 31, 2019, the aggregate impact of adjustments in contract estimates increased our revenue by $11.3 million. No adjustment on any one contract was material to our consolidated financial statements for the year ended December 31, 2019.

Results for 2017 were reported in accordance with ASC 605. Revenue for cost-reimbursable contracts were recorded as reimbursable costs were incurred, including an estimated share of the applicable contractual fees earned. For performance-based fees under cost-reimbursable contracts, we recognized the relevant portion of the expected fee to be awarded by the customer at the time such fee can be reasonably estimated, based on factors such as our prior award experience and communications with the customer regarding performance, or upon approval by the customer. For time-and-materials contracts, revenue was recognized to the extent of billable rates times hours delivered plus materials and other reimbursable costs incurred. For long-term fixed-price contracts, revenue was recognized at a rate per unit as the units were delivered or by other methods to measure services provided. Revenue from other long-term fixed-price contracts were recognized ratably over the contract period or by other appropriate methods to measure services provided. Contract costs were expensed as incurred except for certain limited long-term contracts noted below. For long-term contracts, specifically described in the scope section of ASC 605-35, Revenue Recognition - Construction-Type and Production-Type Contracts, we applied the percentage of completion method. Under the percentage of completion method, income was recognized at a consistent profit margin over the period of performance based on estimated profit margins at completion of the contract. This method of accounting required estimating the total revenue and total contract cost at completion of the contract. These estimates were periodically reviewed and revisions were made as required using the cumulative catch-up method. The impact on revenue and contract profit as a result of these revisions were included in the periods in which the revisions were made. Estimated losses on contracts at completion were recognized when identified. In certain circumstances, revenue was recognized when contract amendments were not finalized.

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

Depreciation and Amortization Method - Furniture and office equipment are depreciated using the straight-line method with estimated useful lives ranging from one year to seven years. Leasehold improvements are amortized using the straight-line method over the shorter of the asset's useful life or the term of the lease.

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

Income Taxes - We account for income taxes in accordance with ASC 740, Income Taxes. Under this method, deferred income taxes are determined based on the estimated future tax effects of differences between the financial statement and tax bases of assets and liabilities given the provisions of enacted tax laws. Deferred income tax provisions and benefits are based on changes to the assets or liabilities from year-to-year. In providing for deferred taxes, we consider tax regulations of the jurisdictions in which we operate, estimates of future taxable income and available tax planning strategies. If tax regulations, operating results or the ability to implement tax-planning strategies vary, adjustments to the carrying value of deferred tax assets and liabilities may be required. Valuation allowances are recorded related to deferred tax assets based on the “more likely than not” criteria. We recognize the financial statement benefit of a tax position only after determining that the relevant tax authority would “more likely than not” sustain the position following an audit. For tax positions meeting the “more likely than not” threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement with the relevant tax authority.

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

Recently Adopted ASUs

ASU 2016-02, Leases (ASC 842) supersedes the leases requirements in ASC 840, Leases. The objective of ASC 842 is to establish the principles that lessees and lessors should apply to report useful information to users of financial statements about the amount, timing and uncertainty of cash flows arising from a lease. We elected to adopt using the modified retrospective method at the beginning of the period of adoption, January 1, 2019, through the recognition of a lease obligation and corresponding right of use asset. We elected the following transition related practical expedients; not to reassess whether any expired or existing contracts are or contain leases, not to reassess lease classification as determined under ASC 840 and, not to reassess initial direct costs for any existing lease. We have also elected not to apply the recognition and measurement requirements to short-term leases (less than 1 year). Additional details are included in Note 4 below.

Other ASUs adopted during the year ended December 31, 2019 did not have a material impact on our consolidated financial statements.

Recently Issued But Not Yet Adopted ASUs

ASUs effective after December 31, 2019 are not expected to have a material effect on our consolidated financial statements.

3.	Revenue from Contracts with Customers

We derive revenue from contracts with customers primarily from contracts with the U.S. government in the areas of defense, intelligence, homeland security and other federal civilian agencies. Substantially all of our revenue is derived from services and solutions provided to the U.S. government or to prime contractors supporting the U.S. government, including services by our employees and our subcontractors, and solutions that include third-party hardware and software that we purchase and integrate as a part of our overall solutions. Customer requirements may vary from period-to-period depending on the contract. We provide our services and solutions under three types of contracts: cost-reimbursable, fixed-price and time-and-materials. Under cost-reimbursable contracts, we are reimbursed for costs that are determined to be reasonable, allowable and allocable to the contract and paid a fee representing the profit margin negotiated between us and the contracting agency, which may be fixed or performance based. Under fixed-price contracts, we perform specific tasks for a fixed price. Fixed-price contracts may include either a product delivery or specific service performance over a defined period. Under time-and-materials contracts, we are reimbursed for labor at fixed hourly rates and generally reimbursed separately for allowable materials, costs and expenses at cost.

We have one reportable segment. Our U.S. government customers typically exercise independent decision-making and contracting authority. Offices or divisions within an agency or department of the U.S. government may directly, or through a prime contractor, use our services as a separate customer as long as the customer has independent decision-making and contracting authority within its organization. We treat sales to U.S. government customers as sales within the U.S. regardless of where the services are performed. We generated 99%, 98% and 98% from revenue generated in the U.S. for the years ended December 31, 2019, 2018 and 2017, respectively.

The following tables disclose revenue (in thousands) by contract type, customer and prime or subcontractor for the periods presented. Year ended December 31, 2017 amounts have not been adjusted under the modified retrospective method.

	Year Ended December 31,
	2019	2018	2017
Cost-reimbursable	$1,541,687	$1,325,024	$1,130,134
Fixed-price	451,312	435,599	370,517
Time-and-materials	229,560	197,934	216,367
	$2,222,559	$1,958,557	$1,717,018

	Year Ended December 31,
	2019	2018	2017
U.S. government	$2,175,734	$1,913,461	$1,674,345
State agencies, international agencies and commercial entities	46,825	45,096	42,673
	$2,222,559	$1,958,557	$1,717,018

	Year Ended December 31,
	2019	2018	2017
Prime contractor	$1,995,471	$1,742,097	$1,514,924
Subcontractor	227,088	216,460	202,094
	$2,222,559	$1,958,557	$1,717,018

We deliver a broad array of IT and technical services solutions under contracts with the U.S. government, state and local governments and commercial customers. The components of receivables are as follows (in thousands):

	December 31, 2019	December 31, 2018
Billed receivables	$311,061	$301,716
Unbilled receivables	99,493	109,895
Allowance for doubtful accounts	(11,578)	(6,233)
Receivables-net	$398,976	$405,378

Receivables at December 31, 2019 are expected to be substantially collected within one year except for approximately $1.4 million, of which 100% is related to receivables from sales to the U.S. government or from contracts in which we acted as a subcontractor to other contractors selling to the U.S. government. We do not believe that we have significant exposure to credit risk as billed receivable and unbilled receivables are primarily due from the U.S. government. The allowance for doubtful accounts represents our estimate for exposure to compliance, contractual issues and bad debts related to prime contractors.

The following table discloses contract liabilities (in thousands):

	December 31, 2019	December 31, 2018
Contract liabilities	$27,620	$28,209

Changes in the balance of contract liabilities are primarily due to the timing difference between our performance and our customers' payments. For the year ended December 31, 2019, the amount of revenue that was included in the opening contract liabilities balance was $23.8 million.

The remaining performance obligation at December 31, 2019 was $3.0 billion. The following table discloses when we expect to recognize the remaining performance obligation as revenue (in billions):

For the year ending
December 31, 2020	December 31, 2021	Thereafter
$1.9	$0.5	$0.6

4.	Leases

We elected to adopt ASC 842 using the modified retrospective method at the beginning of the period of adoption, January 1, 2019, through the recognition of a lease obligation and corresponding right of use asset. We elected the following transition related practical expedients: not to reassess whether any expired or existing contracts are or contain leases, not to reassess lease classification as determined under ASC 840, Leases, and, not to reassess initial direct costs for any existing lease. We have also elected not to apply the recognition and measurement requirements to short-term leases (less than 1 year). Prior to the adoption of ASC 842, we accounted for leases under the requirements of ASC 840. The amounts for years prior to the adoption on January 1, 2019 have not been adjusted under the modified retrospective method.

ASC 842 Accounting

Our operating leases are primarily made up of real estate. Our variable lease payments do not depend on an index or a rate or are not in substance fixed payments. Our leases have remaining lease terms of 1 month to 11 years, some of which include options to extend the leases for up to 14 years, and some of which include options to terminate the leases within 1 year. Our transportation vehicles and equipment leases include a residual value guarantee, which is a guarantee made to the lessor that the value of the underlying asset returned to the lessor at the end of the lease will be at least a specific amount. We sublease some of our real estate space. Sublease income is immaterial and is presented net with the corresponding lease expense. We do not have any leases that have not yet commenced due to construction or design of the underlying asset. We recognize payments related to short-term leases (less than one year) as expense on a straight-line basis over the lease term and variable lease payments in the period in which the obligation for those payments were incurred. As such, our short-term lease expense for the year ended December 31, 2019 was $5.4 million. For the year ended December 31, 2019, we incurred variable lease costs of $2.4 million.

The balance sheet information related to our leases was as follows (dollars in thousands):

December 31, 2019
Operating Leases
Operating lease right of use assets	$117,728

Operating lease obligations—current	$29,047
Operating lease obligations—long term	$103,148

Finance Leases
Property and equipment—gross	$641
Accumulated depreciation	(206)
Property and equipment—net	$435

Accounts payable and accrued expenses	$142
Other long-term liabilities	$297

The components of lease expense were as follows (in thousands):

For the year ended December 31, 2019
Operating lease expenses	$33,622

Finance Leases
Depreciation of right of use assets	$147
Interest on lease liabilities	$44

The weighted average information related to leases was as follows:

December 31, 2019
Weighted Average Remaining Lease Term
Operating leases	5 years
Finance leases	3 years
Weighted Average Discount Rate
Operating leases	3%
Finance leases	5%

Future minimum lease payments under non-cancellable leases as of December 31, 2019 were as follows (in thousands):

For the year ended:	Operating Leases	Financing Leases
December 31, 2020	$32,770	$160
December 31, 2021	33,989	156
December 31, 2022	30,166	150
December 31, 2023	25,136	41
December 31, 2024	12,824	—
Thereafter	8,224	—
Total future minimum lease payments	143,109	507
Less imputed interest	(10,914)	(68)
Total	$132,195	$439

ASC 840 Accounting

We leased office space and equipment under operating leases. A number of the leases contained renewal options and escalation clauses. Office space and equipment rent expense totaled approximately $39.9 million and $36.9 million for the years ended December 31, 2018 and 2017, respectively. We had $13.2 million of deferred rent liabilities resulting from recording rent expense on a straight-line basis over the life of the respective lease for the year ended December 31, 2018. At December 31, 2018, our aggregate future minimum rental commitments under these leases are as follows (in thousands):

Year ending:
December 31, 2019	$33,953
December 31, 2020	28,954
December 31, 2021	25,794
December 31, 2022	21,852
December 31, 2023	18,353
Thereafter	9,296
Total	$138,202

5.	Acquisitions

H2M Group (H2M)—On August 8, 2019, we completed the acquisition of H2M through a membership interest purchase agreement by and among H2M Group, HHM Holding LLC, and the Members and ManTech International Corporation. H2M is a provider of intelligence and analysis services and solutions primarily to the National Geospatial-Intelligence Agency (NGA). This acquisition strengthens our ability to help key government agencies implement new automation techniques that enable intelligence analysts to more efficiently navigate large amounts of data and distill critical information to inform actionable intelligence and make mission-critical decisions.

The acquisition was accounted for as a business combination. The results of H2M's operations have been included in our consolidated financial statements since that date. We funded the acquisition with cash on hand and borrowings on our revolving credit facility.

The purchase price of $38.5 million, which includes the finalized working capital adjustment, was preliminarily allocated to the underlying assets and liabilities based on their estimated fair value at the date of acquisition. The excess of the purchase price over the fair value of assets acquired and liabilities assumed was recorded as goodwill. As we are still in the process of reviewing the fair value of the assets acquired and liabilities assumed, the purchase price allocation for H2M is not complete as of December 31, 2019. In accordance with ASC 805, Business Combinations, we expect to finalize our purchase price allocation within one year of the acquisition date.

Determining the fair value of assets acquired and liabilities assumed requires significant judgment, which includes, among other factors, analysis of historical performance and estimates of future performance of H2M's contracts. In some cases, we have used discounted cash flow analyses, which were based on our best estimate of future revenue, earnings and cash flows as well as our discount rate adjusted for risk.

Recognition of goodwill is largely attributed to the value paid for H2M's capabilities to support government agencies in the implementation of high-quality geospatial and professional services. The goodwill recorded for this transaction will be deductible for tax purposes over 15 years. The components of other intangible assets associated with the acquisition were customer relationships and backlog valued at $9.6 million and $2.3 million, respectively. The fair values of the customer relationships and backlog were determined using the excess earnings method (income approach) in which the value is derived from an estimation of the after-tax cash flows specifically attributable to backlog and customer relationships. Assumptions used in the analysis included revenue and expense forecasts, contributory asset charges, tax amortization benefit and discount rates. Customer contracts and related relationships represent the underlying relationships and agreements with H2M's existing customers. Customer relationships are amortized using the pattern of benefits method over their estimated useful lives of approximately 20 years. Backlog is amortized using the pattern of benefits method over its estimated useful life of 2 years. The weighted-average amortization period for other intangible assets is 17 years.

The following table represents the preliminary purchase price allocation for H2M (in thousands):

Cash and cash equivalents	$29
Receivables	4,187
Prepaid expenses	188
Other current assets	5
Goodwill	25,079
Other intangible assets	11,900
Operating lease right of use assets	152
Property and equipment	56
Other assets	7
Accounts payable and accrued expenses	(1,946)
Accrued salaries and related expenses	(1,023)
Operating lease obligations—long term	(152)
Net assets acquired and liabilities assumed	$38,482

For the year ended December 31, 2019, we incurred approximately $0.3 million of acquisition costs related to the H2M transaction, which are included in general and administrative expenses in our consolidated statement of income.

Kforce Government Solutions (KGS)—On April 1, 2019, we completed the acquisition of KGS. KGS was a wholly owned subsidiary of the publicly traded commercial technology and staffing company KForce, Inc. The acquisition was completed through an equity purchase agreement dated February 28, 2019, by and among Kforce Government Solutions, Inc and other beneficiaries and ManTech International Corporation. KGS provides services, IT solutions, transformation and management consulting and data analytics - most notably in the healthcare IT market. This acquisition expands our presence with important customers such as the Department of Veteran Affairs (VA).

The acquisition was accounted for as a business combination. The results of KGS's operations have been included in our consolidated financial statements since that date. We funded the acquisition with cash on hand and borrowings on our revolving credit facility.

The purchase price of $114.6 million, which includes the finalized working capital adjustment, was allocated to the underlying assets and liabilities based on their estimated fair value at the date of acquisition. The excess of the purchase price over the fair value of assets acquired and liabilities assumed was recorded as goodwill. The purchase price allocation of KGS is complete as of December 31, 2019.

Determining the fair value of assets acquired and liabilities assumed requires significant judgment, which includes, among other factors, analysis of historical performance and estimates of future performance of KGS’s contracts. In some cases, we have used discounted cash flow analyses, which were based on our best estimate of future revenue, earnings and cash flows as well as our discount rate adjusted for risk.

Recognition of goodwill is largely attributed to the value paid for KGS's capabilities to support customers in IT solutions,

transformation and management consulting and data analytics. A majority of the goodwill recorded will not be deductible for tax purposes.

The components of other intangible assets associated with the acquisition were customer relationships and backlog valued at $33.1 million and $1.6 million, respectively. The fair values of the customer relationships and backlog were determined using the excess earnings method (income approach) in which the value is derived from an estimation of the after-tax cash flows specifically attributable to backlog and customer relationships. Assumptions used in the analysis included revenue and expense forecasts, contributory asset charges, tax amortization benefit and discount rates. Customer contracts and related relationships represent the underlying relationships and agreements with KGS's existing customers. Customer relationships are amortized using the pattern of benefits method over their estimated useful lives of approximately 20 years. Backlog is amortized straight-line over its estimated useful life of 1 year. The weighted-average amortization period for other intangible assets is 19 years.

The following table represents the finalized purchase price allocation for KGS (in thousands):

Cash and cash equivalents	$154
Receivables	17,071
Prepaid expenses	368
Other current assets	168
Goodwill	80,374
Other intangible assets	34,839
Property and equipment	361
Accounts payable and accrued expenses	(6,895)
Accrued salaries and related expenses	(4,421)
Deferred income taxes	(7,087)
Other long-term liabilities	(379)
Net assets acquired and liabilities assumed	$114,553

For the year ended December 31, 2019, we incurred approximately $0.9 million of acquisition costs related to the KGS transaction, which are included in general and administrative expenses in our consolidated statement of income.

6.	Earnings per Share

Under ASC 260, Earnings per Share, the two-class method is an earnings allocation formula that determines earnings per share for each class of common stock according to dividends declared (or accumulated) and participation rights in undistributed earnings. Under that method, basic and diluted earnings per share data are presented for each class of common stock.

In applying the two-class method, we determined that undistributed earnings should be allocated equally on a per share basis between Class A and Class B common stock. Under our Certificate of Incorporation, the holders of the common stock are entitled to participate ratably, on a share-for-share basis as if all shares of common stock were of a single class, in such dividends, as may be declared by the Board of Directors. During the years ended December 31, 2019, 2018 and 2017, we declared and paid quarterly dividends, in the amount of $0.27, $0.25 and $0.21 per share on both classes of common stock.

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

The net income available to common stockholders and weighted average number of common shares outstanding used to compute basic and diluted earnings per share for each class of common stock are as follows (in thousands, except per share amounts):

	Year Ended December 31,
	2019	2018	2017
Distributed earnings	$43,207	$39,627	$32,709
Undistributed earnings	70,683	42,470	81,432
Net income	$113,890	$82,097	$114,141

Class A common stock:
Basic net income available to common stockholders	$76,294	$54,715	$75,413
Basic weighted average common shares outstanding	26,763	26,354	25,685
Basic earnings per share	$2.85	$2.08	$2.94

Diluted net income available to common stockholders	$76,555	$54,937	$75,698
Effect of potential exercise of stock options	279	324	288
Diluted weighted average common shares outstanding	27,042	26,678	25,973
Diluted earnings per share	$2.83	$2.06	$2.91

Class B common stock:
Basic net income available to common stockholders	$37,596	$27,382	$38,728
Basic weighted average common shares outstanding	13,188	13,189	13,190
Basic earnings per share	$2.85	$2.08	$2.94

Diluted net income available to common stockholders	$37,335	$27,160	$38,443
Diluted weighted average common shares outstanding	13,188	13,189	13,190
Diluted earnings per share	$2.83	$2.06	$2.91

For the years ended December 31, 2019, 2018 and 2017, options to purchase 288,133 shares, 293,898 shares and 265,866 shares, respectively, were outstanding but not included in the computation of diluted earnings per share because the options' effect would have been anti-dilutive. For the years ended December 31, 2019, 2018 and 2017, there were 338,748 shares, 420,524 shares and 463,800 shares, respectively, issued from the exercise of stock options.

7.	Property and Equipment

Major classes of property and equipment are summarized as follows (in thousands):

	December 31,
	2019	2018
Furniture and equipment	$150,640	$97,577
Leasehold improvements	49,625	43,065
Finance leases	641	—
Property and equipment-gross	200,906	140,642
Accumulated depreciation and amortization	(115,275)	(89,215)
Property and equipment-net	$85,631	$51,427

Depreciation and amortization expense related to property and equipment for the years ended December 31, 2019, 2018 and 2017 was $27.6 million, $25.5 million and $9.5 million, respectively.

8.	Goodwill and Other Intangible Assets

The changes in the carrying amounts of goodwill during fiscal years 2019 and 2018 were as follows (in thousands):

Goodwill Balance
Goodwill at December 31, 2017	$1,084,560
Acquisition fair value adjustment	1,246
Goodwill at December 31, 2018	1,085,806
Acquisitions	105,453
Goodwill at December 31, 2019	$1,191,259

Other intangible assets consisted of the following (in thousands):

	December 31, 2019			December 31, 2018
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Other intangible assets:
Contract and program intangible assets	$402,532	$221,437	$181,095	$355,932	$201,298	$154,634
Capitalized software cost for internal use	52,411	36,728	15,683	50,925	33,597	17,328
Total other intangible assets-net	$454,943	$258,165	$196,778	$406,857	$234,895	$171,962

Amortization expense relating to intangible assets for the years ended December 31, 2019, 2018 and 2017 was $25.4 million, $26.3 million and $23.5 million, respectively. We estimate that we will have the following amortization expense for the future periods indicated below (in thousands):

Year ending:
December 31, 2020	$25,402
December 31, 2021	$23,170
December 31, 2022	$20,237
December 31, 2023	$16,943
December 31, 2024	$15,202

9.	Debt

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

Borrowings under our credit agreement are collateralized by substantially all of our assets and our Material Subsidiaries (as defined in the credit agreement) and bear interest at one of the following variable rates as selected by us at the time of borrowing: a LIBOR based rate plus market spreads (1.25% to 2.25% based on our consolidated total leverage ratio) or Bank of America's base rate plus market spreads (0.25% to 1.25% based on our consolidated total leverage ratio). The aggregate annual weighted average interest rates were 4.11% and 3.91% for the years ended December 31, 2019 and 2018, respectively.

The terms of the credit agreement permit prepayment and termination of the loan commitments at any time, subject to certain conditions. The credit agreement requires us to comply with specified financial covenants, including the maintenance of certain leverage ratios and a certain consolidated coverage ratio. The credit agreement also contains various covenants, including affirmative covenants with respect to certain reporting requirements and maintaining certain business activities, and negative covenants that, among other things, may limit or impose restrictions on our ability to incur liens, incur additional indebtedness, make investments, make acquisitions and undertake certain other actions. As of, and during the fiscal years ending, December 31, 2019 and 2018, we were in compliance with our financial covenants under the credit agreement.

There was $36.5 million and $7.5 million outstanding on our revolving credit facility at December 31, 2019 and 2018, respectively. The weighted average borrowings under the revolving portion of the facility during the years ended December 31, 2019 and 2018 were $37.0 million and $34.2 million, respectively. The maximum available borrowing under the revolving credit facility at December 31, 2019 was $457.7 million. At December 31, 2019 and 2018, we had $5.8 million and $9.6 million, respectively, outstanding on our letter of credit that reduces our availability to borrow under our revolving credit facility.

10.	Commitments and Contingencies

Contracts with the U.S. government, including subcontracts, are subject to extensive legal and regulatory requirements and, from time-to-time, agencies of the U.S. government, in the ordinary course of business, investigate whether our operations are conducted in accordance with these requirements and the terms of the relevant contracts. U.S. government investigations of us, whether related to our U.S. government contracts or conducted for other reasons, could result in administrative, civil, or criminal liabilities, including repayments, fines or penalties being imposed upon us, or could lead to suspension or debarment from future U.S. government contracting activities. Management believes it has adequately reserved for any losses that may be experienced from any investigation of which it is aware. The Defense Contract Audit Agency has completed our incurred cost audits through 2016 with no material adjustments. The remaining audits for 2017 through 2019 are not expected to have a material effect on our financial position, results of operations or cash flow and management believes it has adequately reserved for any losses.

In the normal course of business, we are involved in certain governmental and legal proceedings, claims and disputes and have litigation pending under several suits. We believe that the ultimate resolution of these matters will not have a material effect on our financial position, results of operations or cash flows, except for the matter noted below.

An officer of our Company was party to an arbitration proceeding with a former employer relating to a breach of a contract claim.  Pursuant to indemnification arrangements we have with this officer, we were exposed to a loss related to this claim.  During 2019, we settled the claim. The settlement amount was not material to our consolidated financial statements.

We have $5.8 million outstanding on our letter of credit, of which $5.7 million is related to an outstanding performance bond in connection with a contract between ManTech MENA, LLC and Jadwalean International Operations and Management Company to fulfill technical support requirements for the Royal Saudi Air Force.

11.	Stockholders' Equity and Stock-Based Compensation

Common Stock - We have 150,000,000 shares of authorized Class A common stock, par value $0.01 per share. We have 50,000,000 shares of authorized Class B common stock, par value $0.01 per share. On December 31, 2019, there were 26,991,747 shares of Class A common stock outstanding, 244,113 shares of Class A common stock recorded as treasury stock and 13,187,195 shares of Class B common stock outstanding.

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

Preferred Stock - We are authorized to issue an aggregate of 20,000,000 shares of preferred stock, $0.01 par value per share, the terms and conditions of which are determined by our Board of Directors upon issuance. The rights, preferences and privileges of holders of our common stock are subject to, and may be adversely affected by, the rights of holders of any shares of preferred stock that we may designate and issue in the future. At December 31, 2019 and 2018, no shares of preferred stock were outstanding and the Board of Directors currently has no plans to issue a series of preferred stock.

Accounting for Stock-Based Compensation:

Our 2016 Management Incentive Plan (the Plan) was designed to attract, retain and motivate key employees. The types of awards available under the Plan include stock options, restricted stock and RSUs, among others. Equity awards granted under the Plan are settled in shares of Class A common stock. At the beginning of each year, the Plan provides that the number of shares available for issuance automatically increases by an amount equal to 1.5% of the total number of shares of Class A and Class B common stock outstanding on December 31st of the previous year. On January 2, 2020, there were 602,681 additional shares made available for issuance under the Plan. Through December 31, 2019, the Board of Directors has authorized the issuance of up to 15,148,321 shares under this Plan. Through December 31, 2019, the remaining aggregate number of shares of our common stock available for future grants under the Plan was 6,416,141. The Plan expires in March 2026.

The Plan is administered by the compensation committee of our Board of Directors, along with its delegates. Subject to the express provisions of the Plan, the committee has the Board of Directors' authority to administer and interpret the Plan, including the discretion to determine the exercise price, vesting schedule, contractual life and the number of shares to be issued.

Stock Compensation Expense - For the years ended December 31, 2019, 2018 and 2017, we recorded $7.5 million, $5.1 million and $6.3 million of stock-based compensation expense, respectively. No compensation expense of employees with stock awards was capitalized during the years ended December 31, 2019, 2018 and 2017. For the year ended December 31, 2019, 2018 and 2017 we recorded $2.1 million, $3.4 million and $2.7 million, respectively, to income tax benefit related to the exercise of stock options, vested cancellations and the vesting of restricted stock and restricted stock units.

Stock Options - Under the Plan, we have issued stock options. A stock option granted gives the holder the right, but not the obligation to purchase a certain number of shares at a predetermined price for a specific period of time. We typically issue options that vest over three years in equal installments beginning on the first anniversary of the date of grant. Under the terms of the Plan, the contractual life of the option grants may not exceed eight years. During the years ended December 31, 2019, 2018 and 2017, we issued options that expire five years from the date of grant.

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

The following weighted-average assumptions were used for option grants during the years ended December 31, 2019, 2018 and 2017:

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

•
Dividend yield - The Black-Scholes-Merton valuation model requires an expected dividend yield as an input. For the years ended December 31, 2019, 2018 and 2017, we have calculated our expected dividend yield based on an expected annual cash dividend of $1.08 per share, $1.00 per share and $0.84 per share, respectively.

The following table summarizes weighted-average assumptions used in our calculations of fair value for the years ended December 31, 2019, 2018 and 2017:

	Year Ended December 31,
	2019	2018	2017
Volatility	27.21%	26.57%	25.59%
Expected life of options	3 years	3 years	3 years
Risk-free interest rate	1.98%	2.72%	1.72%
Dividend yield	1.76%	2.00%	2.75%

Stock Option Activity - The weighted-average fair value of options granted during the years ended December 31, 2019, 2018 and 2017, as determined under the Black-Scholes-Merton valuation model, was $12.07, $10.42 and $6.75, respectively. Option grants that vested during the years ended December 31, 2019, 2018 and 2017 had a combined fair value of $2.5 million, $1.5 million and $1.7 million, respectively.

The following table summarizes stock option activity for the years ended December 31, 2019, 2018 and 2017:

	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value (in thousands)	Weighted Average Remaining Contractual Life
Stock options outstanding at December 31, 2016	1,160,419	$29.93	$14,299
Granted	534,030	$42.90
Exercised	(463,800)	$29.34	$7,203
Cancelled and expired	(61,241)	$33.80
Stock options outstanding at December 31, 2017	1,169,408	$35.88	$16,731
Granted	466,828	$54.87
Exercised	(420,524)	$30.05	$12,411
Cancelled and expired	(122,312)	$43.85
Stock options outstanding at December 31, 2018	1,093,400	$45.34	$8,776
Granted	489,947	$63.87
Exercised	(338,748)	$37.94	$9,641
Cancelled and expired	(108,504)	$51.21
Stock options outstanding at December 31, 2019	1,136,095	$54.98	$28,291	4 years

Stock options exercisable at December 31, 2019	290,540	$44.90	$10,163	3 years

The following table summarizes non-vested stock options for the year ended December 31, 2019:

	Number of Shares	Weighted Average Fair Value
Non-vested stock options at December 31, 2018	774,402	$8.77
Granted	489,947	$12.07
Vested	(314,588)	$8.06
Cancelled	(104,206)	$9.31
Non-vested stock options at December 31, 2019	845,555	$10.88

Unrecognized compensation expense related to outstanding stock options was $7.4 million as of December 31, 2019, which is expected to be recognized over a weighted-average period of 2 years and will be adjusted for forfeitures as they occur.

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

Restricted Stock Activity - The following table summarizes the restricted stock activity during the years ended December 31, 2019 and 2018:

	Number of Shares	Weighted Average Fair Value
Non-vested restricted stock at December 31, 2017	24,000	$37.90
Granted	24,000	$52.83
Vested	(28,000)	$40.03
Non-vested restricted stock at December 31, 2018	20,000	$52.83
Granted	24,000	$62.66
Vested	(20,000)	$52.83
Non-vested restricted stock at December 31, 2019	24,000	$62.66

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

RSU Activity - For performance-based RSUs that vested in 2019 and 2018, each RSU awarded resulted in the issuance of 1.5 shares, which were issued net of applicable payroll tax withholdings. The following table summarizes the RSU activity during the years ended December 31, 2019 and 2018:

	Number of Units	Weighted Average Fair Value
RSUs at December 31, 2017	161,343	$31.36
Granted	76,713	$53.97
Vested	(87,200)	$28.40
Forfeited	(13,260)	$38.98
RSUs at December 31, 2018	137,596	$45.11
Granted	145,440	$59.43
Vested	(60,915)	$42.75
Forfeited	(11,294)	$51.88
RSUs at December 31, 2019	210,827	$55.31

12.	Retirement Plans

As of December 31, 2019, we maintained a qualified defined contribution plan. Our qualified defined contribution plan covers substantially all employees and complies with Section 401 of the Internal Revenue Code. Under this plan, we stipulated a basic matching contribution that matches a portion of the participants' contribution based upon a defined schedule. Additionally, this plan contains a discretionary contribution component where we may contribute additional amounts based on a percentage of eligible employees' compensation. Contributions are invested by an independent investment company. The choice of investment alternatives is at the election of each participating employee. Our contributions to the plan were approximately $26.7 million, $23.5 million and $20.6 million for the years ended December 31, 2019, 2018 and 2017, respectively.

As of December 31, 2019, we also maintained an Employee Supplemental Savings Plan (ESSP), which is a nonqualified deferred compensation plan for certain key employees. Under this plan, eligible employees could defer up to 75% of qualified annual base compensation and 100% of bonus. In the ESSP, participant deferral accounts are credited with a rate of return based on investment elections as selected by the participant. The assets related to the ESSP are held in a rabbi trust owned by us for benefit of the participating employees. The trust investments are in the form of variable universal life insurance products, which are owned by us. These investments seek to replicate the return of the participant investment elections. Employee contributions to this plan were approximately $3.4 million, $3.4 million and $3.0 million for the years ended December 31, 2019, 2018 and 2017, respectively.

We maintained a nonqualified supplemental defined benefit pension plan for certain retired employees of an acquired company as of December 31, 2019. These plans were informally and partially funded beginning in 1999 through a rabbi trust. Assets held in a rabbi trust are not eligible to be included in the calculation of plan status. At both December 31, 2019 and 2018, 100% of the rabbi trust assets were invested in a money market account with a commercial bank. All covered employees retired prior to 1998. Our benefit obligation was $0.7 million and $0.8 million at December 31, 2019 and 2018, respectively.

13.	Income Taxes

The domestic and foreign components of income operations before income taxes and equity method investments were as follows (in thousands):

	Year Ended December 31,
	2019	2018	2017
Domestic	$136,164	$110,514	$97,718
Foreign	(66)	91	(476)
Income from operations before income taxes and equity method investments	$136,098	$110,605	$97,242

The provision (benefit) for income taxes was comprised of the following components (in thousands):

	Year Ended December 31,
	2019	2018	2017
Federal	$(9,092)	$11,602	$5,340
State	6,015	4,937	2,523
Foreign	97	133	38
Current provision	(2,980)	16,672	7,901
Federal	13,451	8,010	(28,013)
State	2,301	3,586	3,313
Deferred provision (benefit)	15,752	11,596	(24,700)
Federal	9,440	234	(60)
State	—	28	—
Non-current provision (benefit) resulting from allocating tax benefits directly to changes in liabilities	9,440	262	(60)
Provision (benefit) for income taxes	$22,212	$28,530	$(16,859)

The schedule of effective income tax rate reconciliation is as follows:

	Year Ended December 31,
	2019	2018	2017
Statutory U.S. Federal tax rate	21.0%	21.0%	35.0%
Increase (decrease) in tax rate resulting from:
Research and development credit	(8.8)%	—%	—%
State taxes—net of Federal benefit	4.8%	6.1%	3.9%
Stock-based compensation	(1.3)%	(2.2)%	(2.8)%
ESSP	(1.0)%	0.4%	(1.5)%
Excess executive compensation	0.8%	0.8%	0.4%
Net deferred tax liability remeasurement	—%	—%	(52.0)%
Section 199 deductions	—%	—%	(0.4)%
Other, net	0.8%	(0.3)%	0.1%
Effective tax rate	16.3%	25.8%	(17.3)%

We paid income taxes, net of refunds of $21.4 million for the year ended December 31, 2019. We received an income tax refund, net of payments of $4.3 million for the years ended December 31, 2018. We paid income taxes, net of refunds of $15.9 million for the years ended December 31, 2017.

Deferred income taxes arise from temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements. A summary of the tax effect of the significant components of deferred income taxes is as follows (in thousands):

	December 31,
	2019	2018
Goodwill and other intangibles	$136,882	$114,532
Lease arrangements	31,128	—
Property and equipment	13,270	8,168
Unbilled receivables - IRC Section 481(a)	5,878	8,816
Gross deferred tax liabilities	187,158	131,516
Lease obligations	(34,146)	—
Retirement and other liabilities	(18,614)	(20,707)
Allowance for potential contract losses and other contract reserves	(2,205)	(1,681)
Foreign and state operating loss carryforwards	(2,239)	(1,709)
Less: Valuation allowance	1,828	1,537
Gross deferred tax assets	(55,376)	(22,560)
Net deferred tax liabilities	$131,782	$108,956

At December 31, 2019, we had state and foreign net operating losses of approximately $12.2 million and $7.9 million, respectively. The state net operating losses expire beginning 2027 through 2038. We recorded a full valuation allowance against the foreign net operating losses and a partial valuation allowance against the state net operating losses, as we do not believe those losses will be fully utilized in the future.

A reconciliation of the beginning and ending balances of the total amounts of gross unrecognized tax benefits is as follows (in thousands):

	December 31,
	2019	2018	2017
Gross unrecognized tax benefits at beginning of year	$490	$220	$293
Increases in tax positions for prior years	7,718	36	—
Increases in tax positions for current year	1,839	320	32
Decreases in tax positions for prior years	(412)	—	—
Lapse in statute of limitations	—	(86)	(105)
Gross unrecognized tax benefits at end of year	$9,635	$490	$220

The total liability for gross unrecognized tax benefits as of December 31, 2019, 2018 and 2017 includes $9.6 million, $0.4 million and $0.2 million, respectively, of unrecognized net tax benefits which, if ultimately recognized, would reduce our annual effective tax rate in a future period. These liabilities, along with liabilities for interest and penalties, are included in accounts payable and accrued expenses and Other long-term liabilities in our consolidated balance sheet. Interest, which is included in Interest expense in our consolidated statement of income, was not material for all years presented.

During the year ended December 31, 2019, we recognized an increase in unrecognized tax benefits of approximately $7.7 million related to an increase in research and development tax credits available to us for tax years 2016-2018 and $1.8 million for the 2019 tax year.

We are subject to income taxes in the U.S., various state and foreign jurisdictions. Tax statutes and regulations within each jurisdiction are subject to interpretation and require significant judgment to apply. We are no longer subject to U.S. federal or non-U.S. income tax examinations by tax authorities for the years before 2015. We are no longer subject to U.S. state tax examinations by tax authorities for the years before 2014. We believe it is reasonably possible that within the next year our unrecognized tax benefits may decrease by $1.9 million due to the acceptance of a portion of our amended research and development credits.

14.	Quarterly Financial Information (Unaudited)

The quarterly financial data reflects, in our opinion, all normal and recurring adjustments to present fairly the results of operations for such periods. Results of any one or more quarters are not necessarily indicative of annual results or continuing trends. The following tables set forth selected unaudited quarterly financial data:

	2019
	March 31,	June 30,	September 30,	December 31,
	(in thousands, except per share data)
Revenues	$501,930	$537,037	$579,179	$604,413
Operating income	$28,532	$33,297	$38,402	$38,094
Income from operations before income taxes and equity method investments	$28,196	$32,504	$37,794	$37,604
Net income	$21,118	$24,214	$27,937	$40,621

Class A common stock:
Basic weighted average common shares outstanding	26,584	26,707	26,822	26,933
Basic earnings per share	$0.53	$0.61	$0.70	$1.01
Diluted weighted average common shares outstanding	26,819	26,936	27,128	27,279
Diluted earnings per share	$0.53	$0.60	$0.69	$1.00
Class B common stock:
Basic weighted average common shares outstanding	13,188	13,188	13,188	13,188
Basic earnings per share	$0.53	$0.61	$0.70	$1.01
Diluted weighted average common shares outstanding	13,188	13,188	13,188	13,188
Diluted earnings per share	$0.53	$0.60	$0.69	$1.00

	2018
	March 31,	June 30,	September 30,	December 31,
	(in thousands, except per share data)
Revenues	$473,236	$491,044	$497,205	$497,072
Operating income	$26,421	$28,329	$29,399	$28,593
Income from operations before income taxes and equity method investments	$25,706	$27,757	$28,827	$28,315
Net income	$20,067	$19,915	$21,923	$20,192

Class A common stock:
Basic weighted average common shares outstanding	26,115	26,339	26,421	26,536
Basic earnings per share	$0.51	$0.50	$0.55	$0.51
Diluted weighted average common shares outstanding	26,525	26,627	26,743	26,812
Diluted earnings per share	$0.51	$0.50	$0.55	$0.50
Class B common stock:
Basic weighted average common shares outstanding	13,189	13,189	13,189	13,188
Basic earnings per share	$0.51	$0.50	$0.55	$0.51
Diluted weighted average common shares outstanding	13,189	13,189	13,189	13,188
Diluted earnings per share	$0.51	$0.50	$0.55	$0.50

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

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

Assessment of Effectiveness of Disclosure Controls and Procedures - Based upon the assessments, our principal executive officer and our principal financial officer have concluded that, as of December 31, 2019, our disclosure controls and procedures were effective at the reasonable assurance level described above.

Management's Report on Internal Control over Financial Reporting - Management is responsible for establishing and maintaining adequate control over financial reporting. Management used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission in the Internal Control-Integrated Framework (2013) to assess the effectiveness of our internal control over financial reporting. Based upon the assessments, our management has concluded that, as of December 31, 2019, our internal control over financial reporting was effective. Our independent registered public accounting firm issued an attestation report concerning our internal control over financial reporting, which appears further in this Annual Report.

Changes in Internal Control over Financial Reporting - During the three months ended December 31, 2019, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control for financial reporting.

Item 9B.	Other Information

None.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and the Board of Directors of ManTech International Corporation
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of ManTech International Corporation and subsidiaries (the “Company”) as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2019, of the Company and our report dated February 21, 2020 expressed an unqualified opinion on those financial statements.
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
February 21, 2020

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information concerning our directors and executive officers required by Item 401 of Regulation S-K is included under the captions “Election of Directors” and “Executive Officers,” respectively, in our definitive Proxy Statement to be filed with the Securities and Exchange Commission (SEC) in connection with our 2020 Annual Meeting of Stockholders (the “2020 Proxy Statement”), and that information is incorporated by reference in this Annual Report on Form 10-K.

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

The information required by Item 407(d)(4) of Regulation S-K concerning the Audit Committee is included under the caption “Committees of the Board of Directors - Audit Committee” in our 2020 Proxy Statement and that information is incorporated by reference in this Annual Report on Form 10-K.

The information required by Item 407(d)(5) of Regulation S-K concerning the designation of an audit committee financial expert is included under the caption “Committees of the Board of Directors - Audit Committee” in our 2020 Proxy Statement and that information is incorporated by reference in this Annual Report on Form 10-K.

Item 11.	Executive Compensation

The information required by this Item is included under the captions “Non-Employee Director Compensation Table,” “Certain Relationships and Related Person Transactions - Compensation Committee Interlocks and Insider Participation,” “Compensation Committee Report” and “Compensation Discussion and Analysis” and the related text and tables in our 2020 Proxy Statement and that information is incorporated by reference in this Annual Report on Form 10-K.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 403 of Regulation S-K is included under the caption “Beneficial Ownership of Our Stock” in our 2020 Proxy Statement, and that information is incorporated by reference in this Annual Report on Form 10-K.

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides information as of December 31, 2019 with respect to compensation plans (including individual compensation arrangements) under which our equity securities are authorized for issuance.

Equity Compensation Plan Information
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	1,136,095	$54.98	6,416,141
Equity compensation plans not approved by security holders	—	—	—
Total	1,136,095	$54.98	6,416,141

The plan contains a formula that automatically increases the number of securities available for issuance. The plan provides that the number of shares available for issuance under the plan automatically increases on the first trading day of January each calendar year during the term of the plan by an amount equal to 1.5% of the total number of shares outstanding (including all outstanding classes of common stock) on the last trading day in December of the immediately preceding calendar year, but provides that in no event should any such annual increase exceed 1,500,000 shares. On January 2, 2020, there were 602,681 shares added to the plan under this provision.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is included under the captions “Certain Relationships and Related Person Transactions” and “Corporate Governance - Director Independence” in our 2020 Proxy Statement and that information is incorporated by reference in this Annual Report on Form 10-K.

Item 14.	Principal Accounting Fees and Services

The information required by this Item is included under the caption “Ratification of Appointment of Independent Auditors” in our 2020 Proxy Statement and that information is incorporated by reference in this Annual Report on Form 10-K.

PART IV

Item 15.	Exhibits, Financial Statement Schedule

(a) The following documents are filed as a part of this Annual Report on Form 10-K:

(1)All financial statements:

(2)Financial statement schedule:

SCHEDULE NO.	DESCRIPTION	PAGE
Schedule II	Valuation and Qualifying Accounts for the years ended December 31, 2019, 2018 and 2017	66

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

3.3	Third Amended and Restated Bylaws of the Registrant (incorporated herein by reference from registrant's Current Report on Form 8-K, as filed with the SEC on December 13, 2017).
4.1	Form of Common Stock Certificate (incorporated herein by reference from registrant's Registration Statement on Form S-1 (File No. 333-73946), as filed with the SEC on November 23, 2001, as amended).
4.2‡	Description of Securities of the Registrant.
10.1
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

10.4*
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

10.10*
Form of Executive Continuity and Stay Incentive Agreement, by and between each of our executive officers and the registrant, (incorporated herein by reference from registrant's Annual Report on Form 10-K for the year ended December 31, 2015, as filed with the SEC on February 19, 2016.)

10.11*	Restricted Stock Unit Award Agreement, dated as of November 7, 2016, granted under the Management Incentive Plan, between the Company and Kevin Phillips.
10.12*
Form of Time-Based Restricted Stock Unit Award Agreement granted under the Management Incentive Plan (incorporated herein by reference from registrant's Current Report on Form 8-K, as filed with the SEC on March 9, 2018).

21.1‡	Subsidiaries of the Registrant.
23.1‡	Independent Registered Public Accounting Firm Consent.
24.1	Power of Attorney (included on signature page).
31.1‡	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.
31.2‡	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.
32‡	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended.
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline BRL document).
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
* Management contract or compensatory plan or arrangement required to be filed as an Exhibit to this report pursuant to Item 15(a)(3).
‡ Filed herewith

Item 16.	Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MANTECH INTERNATIONAL CORPORATION

By:	/s/ KEVIN M. PHILLIPS
Name:	Kevin M. Phillips
Title:	President and Chief Executive Officer
Date:	February 21, 2020

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

Name and Signature	Title	Date

/s/ GEORGE J. PEDERSEN	Executive Chairman and Chairman of the Board of Directors	February 21, 2020
George J. Pedersen

/s/ KEVIN M. PHILLIPS	President, Chief Executive Officer and Director	February 21, 2020
Kevin M. Phillips	(Principal Executive Officer)

/s/ JUDITH L. BJORNAAS	Chief Financial Officer	February 21, 2020
Judith L. Bjornaas	(Principal Financial Officer and Principal Accounting Officer)

/s/ RICHARD L. ARMITAGE	Director	February 21, 2020
Richard L. Armitage

/s/ MARY K. BUSH	Director	February 21, 2020
Mary K. Bush

/s/ BARRY G. CAMPBELL	Director	February 21, 2020
Barry G. Campbell

/s/ RICHARD J. KERR	Director	February 21, 2020
Richard J. Kerr

/s/ PETER B. LAMONTAGNE	Director	February 21, 2020
Peter B. LaMontagne

/s/ KENNETH A. MINIHAN	Director	February 21, 2020
Kenneth A. Minihan

SCHEDULE II

Valuation and Qualifying Accounts

Activities in our allowance accounts for the years ended December 31, 2019, 2018 and 2017 were as follows (in thousands):

Doubtful Accounts
	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions	Other*	Balance at End of Period
2017	$7,508	—	—	(1,351)	$6,157
2018	$6,157	—	—	76	$6,233
2019	$6,233	3,000	—	2,345	$11,578

*	Other represents doubtful account reserves released or recorded as part of net revenues for estimated customer disallowances.

Deferred Tax Asset Valuation
	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions	Other	Balance at End of Period
2017	$272	444	—	1	$717
2018	$717	820	—	—	$1,537
2019	$1,537	291	—	—	$1,828