Form 10-Q
period 2020-03-31
MANTECH INTERNATIONAL CORP
filed 2020-05-01
CIK 892537

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
__________________________________________
FORM 10-Q
__________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from              to
Commission File No. 000-49604
__________________________________________
ManTech International Corporation
(Exact Name of Registrant as Specified in its Charter)
__________________________________________

Delaware			22-1852179
State or Other Jurisdiction of Incorporation or Organization			I.R.S. Employer Identification No.

2251 Corporate Park Drive	Herndon	VA	20171
Address of Principal Executive Offices			Zip Code
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No
As of April 29, 2020 there were 27,073,992 shares outstanding of our Class A common stock and 13,187,195 shares outstanding of our Class B common stock.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

MANTECH INTERNATIONAL CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands Except Share and Per Share Amounts)

	(unaudited)
	March 31, 2020	December 31, 2019
ASSETS
Cash and cash equivalents	$88,604	$8,854
Receivables—net	433,662	398,976
Prepaid expenses	27,650	20,030
Taxes receivable—current	16,593	21,996
Other current assets	5,819	4,878
Total Current Assets	572,328	454,734
Goodwill	1,191,270	1,191,259
Other intangible assets—net	194,455	196,778
Operating lease right of use assets	111,932	117,728
Property and equipment—net	103,319	85,631
Employee supplemental savings plan assets	31,955	36,777
Investments	11,549	11,550
Other assets	13,646	13,457
TOTAL ASSETS	$2,230,454	$2,107,914
LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Accounts payable and accrued expenses	$169,627	$146,016
Accrued salaries and related expenses	98,266	97,298
Contract liabilities	36,546	27,620
Operating lease obligations—current	29,352	29,047
Total Current Liabilities	333,791	299,981
Deferred income taxes	135,930	131,782
Long term debt	115,000	36,500
Operating lease obligations—long term	97,646	103,148
Accrued retirement	27,463	35,552
Other long-term liabilities	10,275	10,309
TOTAL LIABILITIES	720,105	617,272
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY
Common stock, Class A—$0.01 par value; 150,000,000 shares authorized; 27,306,196 and 27,235,860 shares issued at March 31, 2020 and December 31, 2019; 27,062,083 and 26,991,747 shares outstanding at March 31, 2020 and December 31, 2019	273	272
Common stock, Class B—$0.01 par value; 50,000,000 shares authorized; 13,187,195 and 13,187,195 shares issued and outstanding at March 31, 2020 and December 31, 2019	132	132
Additional paid-in capital	529,763	525,851
Treasury stock, 244,113 and 244,113 shares at cost at March 31, 2020 and December 31, 2019	(9,158)	(9,158)
Retained earnings	989,578	973,767
Accumulated other comprehensive loss	(239)	(222)
TOTAL STOCKHOLDERS' EQUITY	1,510,349	1,490,642
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$2,230,454	$2,107,914
See notes to condensed consolidated financial statements.

MANTECH INTERNATIONAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In Thousands Except Per Share Amounts)

	(unaudited) Three months ended March 31,
	2020	2019
REVENUE	$610,912	$501,930
Cost of services	520,291	431,083
General and administrative expenses	51,723	42,315
OPERATING INCOME	38,898	28,532
Interest expense	(655)	(484)
Interest income	50	190
Other (expense), net	(22)	(42)
INCOME FROM OPERATIONS BEFORE INCOME TAXES AND EQUITY METHOD INVESTMENTS	38,271	28,196
Provision for income taxes	(9,591)	(7,066)
Equity in (losses) of unconsolidated subsidiaries	(1)	(12)
NET INCOME	$28,679	$21,118
BASIC EARNINGS PER SHARE:
Class A common stock	$0.71	$0.53
Class B common stock	$0.71	$0.53
DILUTED EARNINGS PER SHARE:
Class A common stock	$0.71	$0.53
Class B common stock	$0.71	$0.53

See notes to condensed consolidated financial statements.

MANTECH INTERNATIONAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In Thousands)

	(unaudited) Three months ended March 31,
	2020	2019
NET INCOME	$28,679	$21,118
OTHER COMPREHENSIVE INCOME (LOSS):
Translation adjustments, net of tax	(17)	12
Cumulative-effect adjustment for adoption of Accounting Standards Update 2018-02	—	(24)
Total other comprehensive (loss)	(17)	(12)
COMPREHENSIVE INCOME	$28,662	$21,106

See notes to condensed consolidated financial statements.

MANTECH INTERNATIONAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(In Thousands)

	(unaudited) Three months ended March 31,
	2020	2019
Common Stock, Class A
At beginning of period	$272	$268
Stock option exercises	1	1
At end of period	273	269
Common Stock, Class B
At beginning of period	132	132
At end of period	132	132
Additional Paid-In Capital
At beginning of period	525,851	506,970
Stock-based compensation expense	2,635	1,311
Stock option exercises	2,054	1,681
Payment consideration to tax authority on employees' behalf	(777)	(1,357)
At end of period	529,763	508,605
Treasury Stock, at cost
At beginning of period	(9,158)	(9,158)
At end of period	(9,158)	(9,158)
Retained Earnings
At beginning of period	973,767	903,084
Net income	28,679	21,118
Dividends	(12,868)	(10,749)
At end of period	989,578	913,453
Accumulated Other Comprehensive Loss
At beginning of period	(222)	(102)
Translation adjustments, net of tax	(17)	12
Cumulative-effect adjustment for adoption of Accounting Standards Update 2018-02	—	(24)
At end of period	(239)	(114)
Total Stockholders' Equity	$1,510,349	$1,413,187

See notes to condensed consolidated financial statements.

MANTECH INTERNATIONAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)

	(unaudited) Three months ended March 31,
	2020	2019
CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES:
Net income	$28,679	$21,118
Adjustments to reconcile net income to net cash flow from (used in) operating activities:
Depreciation and amortization	16,138	12,644
Noncash lease expense	5,995	6,814
Deferred income taxes	4,148	2,758
Stock-based compensation expense	2,635	1,311
Contract loss reserve	(372)	—
Loss on sale and retirement of property and equipment	22	—
Equity in losses of unconsolidated subsidiaries	1	12
Change in assets and liabilities—net of effects from acquired businesses:
Receivables—net	(34,686)	14,527
Prepaid expenses	(7,620)	(1,463)
Taxes receivable—current	5,403	—
Other current assets	(102)	1,139
Employee supplemental savings plan asset	4,822	(3,105)
Accounts payable and accrued expenses	23,436	3,923
Accrued salaries and related expenses	968	(6,674)
Operating lease obligations	(6,640)	(6,752)
Contract liabilities	8,926	621
Accrued retirement	(8,089)	239
Other	(1,024)	227
Net cash flow from operating activities	42,640	47,339
CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES:
Purchases of property and equipment	(25,370)	(7,238)
Investment in capitalized software	(4,402)	(1,024)
Deferred contract costs	—	(1,892)
Net cash used in investing activities	(29,772)	(10,154)
CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES:
Borrowing under revolving credit facility	231,500	240,000
Repayments under revolving credit facility	(153,000)	(151,500)
Dividends paid	(12,861)	(10,744)
Proceeds from exercise of stock options	2,055	1,682
Payment consideration to tax authority on employees' behalf	(777)	(1,357)
Principal paid on financing leases	(35)	(25)
Net cash from financing activities	66,882	78,056
NET CHANGE IN CASH AND CASH EQUIVALENTS	79,750	115,241
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	8,854	5,294
CASH AND CASH EQUIVALENTS, END OF PERIOD	$88,604	$120,535
SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest	$639	$378
Cash paid for income taxes, net of refunds	$35	$(6)
Noncash investing and financing activities:
Operating lease obligations arising from obtaining right of use assets	$1,443	$7,924
Finance lease obligations arising from obtaining right of use assets	$—	$203
Noncash investing activities	$935	$1,358
See notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2020
UNAUDITED

1.	Description of the Business

ManTech International Corporation (depending on the circumstances, “ManTech” “Company” “we” “our” “ours” or “us”) provides mission-focused technology solutions and services for U.S. defense, intelligence community and federal civilian agencies. We excel in full-spectrum cyber, data collection & analytics, enterprise information technology (IT) and systems engineering and software application development solutions that support national and homeland security.

2.	Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and note disclosures normally included in the annual financial statements, prepared in accordance with accounting principles generally accepted in the U.S., have been condensed or omitted pursuant to those rules and regulations. The preparation of these condensed consolidated financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses. We recommend that you read these condensed consolidated financial statements in conjunction with the audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019, previously filed with the SEC. We believe that the condensed consolidated financial statements in this Form 10-Q reflect all adjustments that are necessary to fairly present the financial position, results of operations and cash flows for the interim periods presented. The results of operations for such interim periods are not necessarily indicative of the results that can be expected for the full year.

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

For contracts that do not meet the criteria to measure performance as a right to invoice under the series guidance, we utilize an Estimate at Completion process to measure progress toward completion. We typically estimate progress towards completion based on cost incurred or direct labor incurred. As part of this process, we review information including, but not limited to, any outstanding key contract matters, progress towards completion and the related program schedule, identified risks and opportunities and the related changes in estimates of revenue and costs. The risks and opportunities include judgments about the ability and cost to achieve the contract milestones and other technical contract requirements. We make assumptions and estimates regarding labor productivity and availability, the complexity of the work to be performed, the availability of materials, the length of time to complete the performance obligation, execution by our subcontractors, the availability and timing of funding from our customer and overhead cost rates, among other variables. A significant change in one or more of these estimates could affect the timing in which we recognize revenue on our contracts. For the three months ended March 31, 2020 and 2019, the aggregate impact of adjustments in contract estimates increased our revenue by $3.3 million and $3.2 million, respectively.

We have one reportable segment. Our U.S. government customers typically exercise independent decision-making and contracting authority. Offices or divisions within an agency or department of the U.S. government may directly, or through a prime contractor, use our services as a separate customer as long as the customer has independent decision-making and contracting authority within its organization. We treat sales to U.S. government customers as sales within the U.S. regardless of where the services are performed. We generated 99% of our revenue from sales in the U.S. for the both three months ended March 31, 2020 and 2019.

The following tables disclose revenue (in thousands) by contract type, customer and prime or subcontractor for the periods presented.

	Three months ended March 31,
	2020	2019
Cost-reimbursable	$418,655	$359,765
Fixed-price	121,555	95,063
Time-and-materials	70,702	47,102
Revenue	$610,912	$501,930

	Three months ended March 31,
	2020	2019
U.S. Government	$600,528	$491,017
State agencies, international agencies and commercial entities	10,384	10,913
Revenue	$610,912	$501,930

	Three months ended March 31,
	2020	2019
Prime contractor	$555,168	$446,519
Subcontractor	55,744	55,411
Revenue	$610,912	$501,930

The components of our receivables are as follows (in thousands):

	March 31, 2020	December 31, 2019
Billed receivables	$332,917	$311,061
Unbilled receivables	112,554	99,493
Allowance for doubtful accounts	(11,809)	(11,578)
Receivables—net	$433,662	$398,976

Receivables at March 31, 2020 are expected to be substantially collected within one year except for approximately $1.5 million, of which 100% is related to receivables from sales to the U.S. government or from contracts in which we acted as a subcontractor to other contractors selling to the U.S. government. We do not believe that we have significant exposure to credit risk as billed receivables and unbilled receivables are primarily due from the U.S. government. The allowance for doubtful accounts represents our estimate for exposure due to compliance, contractual issues and bad debts related to prime contractors.

The following table discloses contract liabilities (in thousands):

	March 31, 2020	December 31, 2019
Contract liabilities	$36,546	$27,620

Changes in the balance of contract liabilities are primarily due to the timing difference between our performance and our customers' payments. For the three months ended March 31, 2020, the amount of revenue that was included in the opening contract liabilities balance were $16.7 million.

The remaining performance obligation as of March 31, 2020 is $2.4 billion. The following table discloses when we expect to recognize the remaining performance obligation as revenue (in billions):

For the remaining nine months ending December 31, 2020	For the year ending
	December 31, 2021	December 31, 2022	Thereafter
$1.5	$0.5	$0.2	$0.2

4.	Acquisitions

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

The purchase price of $38.5 million, which includes the finalized working capital adjustment, was allocated to the underlying assets and liabilities based on their estimated fair value at the date of acquisition. The excess of the purchase price over the fair value of assets acquired and liabilities assumed was recorded as goodwill. The purchase price allocation for H2M is complete as of March 31, 2020.

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

The following table represents the purchase price allocation for H2M (in thousands):

Cash and cash equivalents	$29
Receivables	4,187
Prepaid expenses	188
Other current assets	5
Goodwill	25,089
Other intangible assets	11,900
Operating lease right of use assets	152
Property and equipment	56
Other assets	7
Accounts payable and accrued expenses	(1,956)
Accrued salaries and related expenses	(1,023)
Operating lease obligations—long term	(152)
Net assets acquired and liabilities assumed	$38,482

5.	Earnings Per Share

Under ASC 260, Earnings per Share, the two-class method is an earnings allocation formula that determines earnings per share for each class of common stock according to dividends declared (or accumulated) and participation rights in undistributed earnings. Under that method, basic and diluted earnings per share data are presented for each class of common stock.

In applying the two-class method, we determined that undistributed earnings should be allocated equally on a per share basis between Class A and Class B common stock. Under our Certificate of Incorporation, the holders of the common stock are entitled to participate ratably, on a share-for-share basis as if all shares of common stock were of a single class, in such dividends as may be declared by the Board of Directors. During the three months ended March 31, 2020 and 2019, we declared and paid a quarterly dividend in the amount of $0.32 per share and $0.27 per share, respectively, on both classes of common stock.

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

The net income available to common stockholders and weighted average number of common shares outstanding used to compute basic and diluted earnings per share for each class of common stock are as follows (in thousands, except per share amounts):

	Three months ended March 31,
	2020	2019
Distributed earnings	$12,868	$10,749
Undistributed earnings	15,811	10,369
Net income	$28,679	$21,118

Class A common stock:
Basic net income available to common stockholders	$19,266	$14,116
Basic weighted average common shares outstanding	26,992	26,584
Basic earnings per share	$0.71	$0.53

Diluted net income available to common stockholders	$19,353	$14,157
Effect of potential exercise of stock options	375	235
Diluted weighted average common shares outstanding	27,367	26,819
Diluted earnings per share	$0.71	$0.53

Class B common stock:
Basic net income available to common stockholders	$9,413	$7,002
Basic weighted average common shares outstanding	13,187	13,188
Basic earnings per share	$0.71	$0.53

Diluted net income available to common stockholders	$9,326	$6,961
Diluted weighted average common shares outstanding	13,187	13,188
Diluted earnings per share	$0.71	$0.53

For the three months ended March 31, 2020 and 2019, options to purchase 235,059 shares and 514,224 shares, respectively, were outstanding but not included in the computation of diluted earnings per share because the options' effect would have been anti-dilutive. For the three months ended March 31, 2020 and 2019, there were 47,224 shares and 51,089 shares, respectively, issued from the exercise of stock options. For the three months ended March 31, 2020 and 2019 there were 35,882 shares and 72,188 shares, respectively, issued from the vesting of restricted stock units.

6.	Property and Equipment

Major classes of property and equipment are summarized as follows (in thousands):

	March 31, 2020	December 31, 2019
Furniture and equipment	$171,098	$150,640
Leasehold improvements	50,558	49,625
Finance leases	641	641
Property and equipment—gross	222,297	200,906
Accumulated depreciation and amortization	(118,978)	(115,275)
Property and equipment—net	$103,319	$85,631

Depreciation and amortization expense related to property and equipment for the three months ended March 31, 2020 and 2019 was $8.8 million and $6.3 million, respectively.

7.	Goodwill and Other Intangible Assets

The change in the carrying amount of goodwill during the year ended December 31, 2019 and three months ended March 31, 2020 are as follows (in thousands):

Goodwill Balance
Goodwill at December 31, 2018	$1,085,806
Acquisitions	105,453
Goodwill at December 31, 2019	1,191,259
Acquisition fair value adjustment	11
Goodwill at March 31, 2020	$1,191,270

Other intangible assets consisted of the following (in thousands):

	March 31, 2020			December 31, 2019
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Other intangible assets:
Contract and program intangible assets	$402,532	$226,795	$175,737	$402,532	$221,437	$181,095
Capitalized software	55,361	36,643	18,718	52,411	36,728	15,683
Total other intangible assets—net	$457,893	$263,438	$194,455	$454,943	$258,165	$196,778

Amortization expense relating to intangible assets for the three months ended March 31, 2020 and 2019 was $6.5 million and $5.8 million, respectively. We estimate that we will have the following amortization expense for the future periods indicated below (in thousands):

For the remaining nine months ending December 31, 2020	$18,735
For the year ending:
December 31, 2021	$23,045
December 31, 2022	$20,420
December 31, 2023	$17,135
December 31, 2024	$15,390
December 31, 2025	$13,564

8.	Debt

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

The terms of the credit agreement permit prepayment and termination of the loan commitments at any time, subject to certain conditions. The credit agreement requires us to comply with specified financial covenants, including the maintenance of certain leverage ratios and a consolidated coverage ratio. The credit agreement also contains various covenants, including affirmative covenants with respect to certain reporting requirements and maintaining certain business activities, and negative covenants that, among other things, may limit or impose restrictions on our ability to incur liens, incur additional indebtedness, make investments, make acquisitions and undertake certain other actions. As of and during the three months ended March 31, 2020 and 2019, we were in compliance with the financial covenants under the credit agreement.

There was $115.0 million and $36.5 million outstanding on our revolving credit facility at March 31, 2020 and December 31, 2019, respectively. The maximum available borrowing under the revolving credit facility at March 31, 2020 was $379.1 million. As of March 31, 2020, we were contingently liable under letters of credit totaling $5.9 million, which reduces our availability to borrow under our revolving credit facility.

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

In the normal course of business, we are involved in certain governmental and legal proceedings, claims and disputes and have litigation pending under several suits. We believe that the ultimate resolution of these matters will not have an effect on our financial position, results of operations or cash flows.

We have $5.9 million outstanding on our letter of credit, of which $5.7 million is related to an outstanding performance bond in connection with a contract between ManTech MENA, LLC and Jadwalean International Operations and Management Company to fulfill technical support requirements for the Royal Saudi Air Force.

10.	Stock-Based Compensation

Our 2016 Management Incentive Plan (the Plan) was designed to attract, retain and motivate key employees. The types of awards available under the Plan include, among others, stock options, restricted stock and restricted stock units (RSUs), among others. Equity awards granted under the Plan are settled in shares of Class A common stock. At the beginning of each year, the Plan provides that the number of shares available for issuance automatically increases by an amount equal to 1.5% of the total number of shares of Class A and Class B common stock outstanding on December 31st of the previous year. On January 2, 2020, there were 602,684 additional shares made available for issuance under the Plan. Through March 31, 2020, the Board of Directors has authorized the issuance of up to 15,751,055 shares under this Plan. Through March 31, 2020, the remaining aggregate number of shares of our common stock available for future grants under the Plan was 7,005,048. The Plan expires in March 2026.

The Plan is administered by the compensation committee of our Board of Directors, along with its delegates. Subject to the express provisions of the Plan, the committee has the Board of Directors’ authority to administer and interpret the Plan, including the discretion to determine the exercise price, vesting schedule, contractual life and the number of shares to be issued.

Stock Compensation Expense—For the three months ended March 31, 2020 and 2019, we recorded $2.6 million and $1.3 million of stock-based compensation expense. No compensation expense of employees with stock awards, including stock-based compensation expense, was capitalized during the periods. For the three months ended March 31, 2020 and 2019, we recorded $0.5 million and $0.2 million, respectively, to income tax benefit related to the exercise of stock options, vested cancellations and the vesting of restricted stock and restricted stock units.

Stock Options—Under the Plan, we have issued stock options. A stock option gives the holder the right, but not the obligation to purchase a certain number of shares at a predetermined price for a specific period.

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

There were no option grants during the three months ended March 31, 2020. The following weighted-average assumptions were used for option grants during the three months ended March 31, 2019:

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

•
Dividend Yield—The Black-Scholes-Merton valuation model requires an expected dividend yield as an input. For the three months ended March 31, 2019, we have calculated our expected dividend yield based on an expected annual cash dividend of $1.08 per share.

The following table summarizes weighted-average assumptions used in our calculations of fair value for the three months ended March 31, 2019:

Three months ended March 31, 2019
Volatility	26.99%
Expected life of options	3 years
Risk-free interest rate	2.39%
Dividend yield	2.00%

Stock Option Activity—No options were granted during the three months ended March 31, 2020. The weighted-average fair value of options granted during the three months ended March 31, 2019, as determined under the Black-Scholes-Merton valuation model, was $10.04. Option grants that vested during the three months ended March 31, 2020 and 2019 had a combined fair value of $1.7 million and $1.2 million, respectively.

The following table summarizes stock option activity for the year ended December 31, 2019 and the three months ended March 31, 2020:

	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value (in thousands)	Weighted Average Remaining Contractual Life
Stock options outstanding at December 31, 2018	1,093,400	$45.34	$8,776
Granted	489,947	$63.87
Exercised	(338,748)	$37.94	$9,641
Cancelled and expired	(108,504)	$51.21
Stock options outstanding at December 31, 2019	1,136,095	$54.98	$28,291
Exercised	(47,224)	$45.19	$1,750
Cancelled and expired	(11,084)	$55.81
Stock options outstanding at March 31, 2020	1,077,787	$55.40	$19,123	3 years

Stock options exercisable at March 31, 2020	440,063	$46.63	$11,459	3 years

The following table summarizes non-vested stock options for the three months ended March 31, 2020:

	Number of Shares	Weighted Average Fair Value
Non-vested stock options at December 31, 2019	845,555	$10.88
Vested	(196,764)	$8.74
Cancelled	(11,067)	$10.30
Non-vested stock options at March 31, 2020	637,724	$11.55

Unrecognized compensation expense related to non-vested awards was $6.3 million as of March 31, 2020, which is expected to be recognized over a weighted-average period of 2 years.

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

Restricted Stock Activity—There was no activity for the three months ended March 31, 2020. The following table summarizes the restricted stock activity during the year ended December 31, 2019.

	Number of Shares	Weighted Average Fair Value
Non-vested restricted stock at December 31, 2018	20,000	$52.83
Granted	24,000	$62.66
Vested	(20,000)	$52.83
Non-vested restricted stock at December 31, 2019	24,000	$62.66

RSUs—Under the Plan, we have issued restricted stock units (RSUs). RSUs are not actual shares, but rather a right to receive shares in the future. The shares are not issued and the employee cannot sell or transfer shares prior to vesting and have no voting rights until the RSUs vest. Employees who are granted RSUs do not receive dividend payments during the vesting period. Our employees' performance-based RSUs will result in the delivery of shares if (a) performance criteria is met and (b) the employee remains employed, in good standing, through the date of the performance period. Our employees' time-based RSUs will result in the delivery of shares in one-third increments on the first, second and third anniversaries of the date of grant. The grant date fair value of the RSUs is equal to the closing market price of our common stock on the grant date less the present value of dividends expected to be awarded during the service period. We recognize the grant date fair value of RSUs of shares we expect to issue as compensation expense ratably over the requisite service period.

RSU Activity—For performance-based RSUs that vested in the three months ended March 31, 2020, each RSU awarded resulted in the issuance of one share, which were issued net of applicable payroll tax withholdings. For the year ended December 31, 2019, each RSU awarded resulted in the issuance of 1.5 shares, which were issued net of applicable payroll tax withholdings. The following table summarizes the non-vested RSU activity during the year ended December 31, 2019 and the three months ended March 31, 2020:

	Number of Units	Weighted Average Fair Value
Non-vested RSUs at December 31, 2018	137,596	$45.11
Granted	145,440	$59.43
Vested	(60,915)	$42.75
Forfeited	(11,294)	$51.88
Non-vested RSUs at December 31, 2019	210,827	$55.31
Granted	187,250	$68.29
Vested	(35,882)	$51.80
Forfeited	(1,317)	$51.81
Non-vested RSUs at March 31, 2020	360,878	$62.41

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Forward-looking statements may include, among other things, statements with respect to our financial condition, results of operations, prospects, business strategies, competitive position, growth opportunities, and plans and objectives of management. Such statements are subject to numerous assumptions, risks, uncertainties and other factors, many of which are outside of our control, and include, without limitations, the risks and uncertainties discussed in the Item 1A "Risk Factors" in Part I of our Annual Report on Form 10-K for the fiscal year ended December 31, 2019.

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

•
disruptions to our business resulting from the recent outbreak of the novel coronavirus disease 2019 (known as COVID-19) or other similar global health epidemics, pandemics and/or other disease outbreaks;

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

Approximately 98% of our revenues are generated through contracts with the U.S. federal government, or through prime contractors supporting the U.S. government. The U.S. government is the largest consumer of services and solutions in the U.S. As such, our business is impacted by the overall U.S. government budget and our ability to match our capabilities and offerings to the U.S. government's spending priorities. In December 2019, Congress passed and the President signed into law, two appropriation bills funding the government through GFY 2020. We believe the current appropriations and the Administration's stated priorities for national and homeland security aligns favorably with our capabilities and offerings.

Impact of the COVID-19 Pandemic

We cannot predict the future impact of the COVID-19 pandemic and the resulting impact on the economy; however, it could have a material adverse effect on our business, financial position, results of operations, and/or cash flows. The recent global outbreak of the COVID-19 pandemic, along with various measures that local, state and federal governments have adopted to mitigate its impact, have required us to make changes to our operations to enable our employees to continue supporting our customers' mission-critical needs in this period of disruption. As a result of travel restrictions, social distancing guidelines and other efforts that have been adopted by public health officials to mitigate the impact of the COVID-19 pandemic, we have made changes to our operating schedules and staffing plans to accommodate these restrictions while maintaining the ability of our employees to continue to support and work with our customers to the maximum extent possible. The changes include the implementation of telework or other means of remote work for our employees, who support both mission-critical programs and our internal support organization. With respect to our impacted programs that, by their nature, cannot be supported remotely, we have accommodated those customers who have implemented shiftwork or other mitigation protocols by maintaining our workforce in a “mission ready” state. Additionally, COVID-19 and the mitigation efforts adopted to limit the spread of the disease have had a significant impact on the global economy. With economic activity curtailing in the United States and other regions, we could experience delays in our supply chain or impacts accessing financial markets.

On March 27, 2020, the Coronavirus Aid, Relief and Economic Security (CARES) Act was enacted. The CARES Act is a $2 trillion stimulus package meant to combat the economic impacts of COVID-19. The CARES Act includes a provision under which government contractors can seek reimbursement for amounts lost due to the impacts of closed facilities, reduced work schedules or mandated quarantines to support social distancing. The precise application of this provision, including what type of costs will be reimbursed, the earliest date cost-reimbursement will be applicable, and whether fee recovery will be included in the reimbursement, are determinations being made at the individual government agency or contract level. Guidance from our customers continues to evolve, and the final determinations regarding reimbursement may vary among customers; however, we currently anticipate that many of our customers will reimburse costs incurred without fee. The relevant provision of the CARES Act is in effect until September 30, 2020. We continue to evaluate this and other provisions of the CARES Act, as well as any other legislative or regulatory initiatives that seek to address the impact of the COVID-19 pandemic.

To date, the majority of our programs have not been adversely impacted (or we have developed alternative means, including teleworking arrangements, to support program requirements). With respect to our programs that have been adversely impacted, we began experiencing the effects in or around mid-March. Due to the mission-critical nature of the majority of our business, the programs that were adversely impacted did not experience those effects until the final two weeks of the quarter, and the overall impact of the COVID-19 pandemic on our results of operations and liquidity were immaterial in the first quarter of 2020. In addition to the measures described above, we have developed contingency plans (which we continuously reevaluate) to address additional disruptions to our operations or to the operations of our customers. See “Item IA. Risk Factors” in Part II of this Quarterly Report for additional discussion of the risks associated with COVID-19.

We recommend that you read this discussion and analysis in conjunction with our Annual Report on Form 10-K for the fiscal year ended December 31, 2019, previously filed with the Securities and Exchange Commission.

Three Months Ended March 31, 2020 Compared to the Three Months Ended March 31, 2019

The following table sets forth certain items from our condensed consolidated statements of income and the relative percentage that certain items of expenses and earnings bear to revenue, as well as the period-to-period change from March 31, 2019 to March 31, 2020.

	Three months ended March 31,				Period-to-Period Change
	2020	2019	2020	2019	2019 to 2020
	Dollars		Percentage		Dollars	Percentage
	(dollars in thousands)
REVENUE	$610,912	$501,930	100.0%	100.0%	$108,982	21.7%
Cost of services	520,291	431,083	85.1%	85.9%	89,208	20.7%
General and administrative expenses	51,723	42,315	8.5%	8.4%	9,408	22.2%
OPERATING INCOME	38,898	28,532	6.4%	5.7%	10,366	36.3%
Interest expense	(655)	(484)	0.1%	0.1%	171	35.3%
Interest income	50	190	—%	—%	(140)	(73.7)%
Other (expense), net	(22)	(42)	—%	—%	(20)	(47.6)%
INCOME FROM OPERATIONS BEFORE INCOME TAXES AND EQUITY METHOD INVESTMENTS	38,271	28,196	6.3%	5.6%	10,075	35.7%
Provision for income taxes	(9,591)	(7,066)	1.6%	1.4%	2,525	35.7%
Equity in (losses) of unconsolidated subsidiaries	(1)	(12)	—%	—%	(11)	(91.7)%
NET INCOME	$28,679	$21,118	4.7%	4.2%	$7,561	35.8%

Revenue

The primary driver of our increase in revenues relates to revenue from new contract awards, growth on certain existing contracts and our recent acquisitions, which were offset by contracts and tasks that ended and reduced scope of work or lower material purchases on some contracts. Due to the uncertainties around the potential impact of the COVID-19 pandemic on timing of new contract awards, the hiring environment, and customer actions, we believe our revenues during the remainder of 2020 could vary and modestly fluctuate from the first quarter revenue levels.

Cost of services

The increase in cost of services was primarily due to increases in revenue. As a percentage of revenue, direct labor costs were 49% and 48% for the three months ended March 31, 2020 and 2019, respectively. As a percentage of revenues, other direct costs, which include subcontractors and third party equipment and materials used in the performance of our contracts, were 37% for the three months ended March 31, 2020, compared to 38% for the same period in 2019. Due to the uncertainties of the impact of COVID-19 on our business, we believe our cost of services as a percentage of revenues may slightly increase depending primarily on levels of revenue changes.

General and administrative expenses

The increase in general and administrative expenses was primarily due to increased bid and proposal spending and other increased expenditures made to support the growth of our business. These increases were partially offset by reduced legal expenses compared to the prior period. As a result of the impact of the COVID-19 on our business, we expect general and administrative expense as a percentage of revenue to be slightly higher for the remainder of 2020 compared to first quarter results.

Interest expense

The increase in interest expense was due to increased borrowings on our revolving credit facility. We increased borrowings to add to our available cash position in the event that timing of payments from our customers were to be delayed due to the impacts of COVID-19. To date, notwithstanding COVID-19, we have not experienced any changes to the timing of our customer payments.

We expect interest expense to increase during the remainder of 2020 compared to the same period in 2019 due to higher usage under our line of credit.

Provision for income taxes

Our effective tax rate is affected by recurring items, such as the relative amount of income we earn in various taxing jurisdictions and their tax rates. It is also affected by discrete items that may occur in any given year, but are not consistent from year-to-year. Our effective income tax rate was 25% for each of the three months periods ended March 31, 2020 and 2019. The three months ending March 31, 2020 included an increased level of research and development credits over the same period in 2019. The increased research and development credits were offset by the negative performance of our deferred compensation plan assets due to year to date declines in equity markets. We do not currently expect any material changes to our effective tax rate for the remainder of 2020.

Backlog

At March 31, 2020 and December 31, 2019, our backlog was $9.3 billion and $9.1 billion, respectively. Our funded backlog was $1.4 billion and $1.3 billion as of March 31, 2020 and December 31, 2019, respectively. Backlog represents estimates that we calculate on a consistent basis. For additional information on how we compute backlog, see the disclosure under the caption "Backlog," contained in "Item 1 Business" of our Annual Report on Form 10-K for the fiscal year ended December 31, 2019.

Liquidity and Capital Resources

Historically, our primary liquidity needs have been financing acquisitions, working capital, payments under our cash dividend program and capital expenditures. Our primary sources of liquidity are cash from operating activities and borrowings under our revolving credit facility.

On March 31, 2020, our cash and cash equivalents balance was $88.6 million. There were outstanding borrowings of $115.0 million under our revolving credit facility at March 31, 2020. The increase in both our cash balance and outstanding borrowings at quarter end reflect our decision to add to our available cash position in order to provide us flexibility for potential impacts to our cash flows as a result of COVID-19 (for example, in the event that logistical complications were to result in delays in payments from our customers). As of March 31, 2020, we were contingently liable under letters of credit totaling $5.9 million, which reduces our availability to borrow under our revolving credit facility. The maximum available borrowings under our revolving credit facility at March 31, 2020 were $379.1 million.

Cash Flows From (Used In) Operating Activities

Our operating cash flow is primarily affected by our ability to invoice and collect from our customers in a timely manner, our management of vendor payments and the overall profitability of our contracts. We bill most of our customers monthly after services are rendered. Our accounts receivable days sales outstanding were 64 and 70 for the three months ended March 31, 2020 and 2019, respectively. For the three months ended March 31, 2020 and 2019, our net cash from operating activities was $42.6 million and $47.3 million, respectively. The decrease in net cash flows from operating activities during the three months ended March 31, 2020 when compared to the same period in 2019 was primarily due to the increase in accounts receivable driven by our revenue growth, offset by the timing of vendor payments, increases in contract liabilities and net income.

Cash Flows From (Used In) Investing Activities

Our cash used in investing activities consists primarily of business combinations, purchases of property and equipment and investments in capital software. For the three months ended March 31, 2020 our net cash used in investing activities was $29.8 million, which was primarily due to the purchase of equipment to support managed IT service contracts, infrastructure investments and capitalized software. We expect an elevated level of capital expenditures during the balance of 2020 to support our managed services IT contracts and infrastructure investments, including facility investments in order to support our growth. For the three months ended March 31, 2019 our net cash used in investing activities was $10.2 million, which was primarily used for the purchase of equipment to support a managed IT service contract, infrastructure investments and capitalized software for internal use.

Cash Flows From (Used in) Financing Activities

For the three months ended March 31, 2020, our net cash flow from financing activities was $66.9 million, which was primarily due to net borrowings under our revolving credit facility, offset by dividend payments. For the three months ended March 31, 2019, our net cash from financing activities was $78.1 million, which was primarily due to net borrowings under our credit facility and dividends payments.

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

There were $115.0 million outstanding on our revolving credit facility at March 31, 2020. As of and during the three months ended March 31, 2020, we were in compliance with the financial covenants under the credit agreement.

Capital Resources

We believe the capital resources available to us from cash on hand, our remaining capacity under our revolving credit facility, and cash from our operations are adequate to fund our anticipated cash requirements for at least the next year. We anticipate financing our internal and external growth through cash from operating activities, borrowings under our revolving credit facility and issuance of equity.

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

Dividend

During the three months ended March 31, 2020 and 2019, we declared and paid a quarterly dividend in the amount of $0.32 per share and $0.27 per share, respectively, on both classes of our common stock. While we expect to continue the cash dividend program, any future dividends declared will be at the discretion of our Board of Directors and will depend, among other factors, upon our results of operations, financial condition and cash requirements, as well as such other factors that our Board of Directors deems relevant.

Off-Balance Sheet Arrangements

In the ordinary course of business, we use letters of credit issued to satisfy certain contractual terms with our customers. As of March 31, 2020, $5.9 million in letters of credit were issued but undrawn. We have an outstanding performance bond in connection with a contract between ManTech MENA, LLC and Jadwalean International Operations and Management Company to fulfill technical support requirements for the Royal Saudi Air Force. This performance bond is guaranteed by a letter of credit in the amount of $5.7 million.

Critical Accounting Estimates and Policies

Critical accounting policies are defined as those that are reflective of significant judgments and uncertainties, and potentially result in materially different results under different assumptions and conditions. Application of these policies is particularly important to the portrayal of our financial condition and results of operations. The discussion and analysis of our financial condition and results of operations are based on our condensed consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles (GAAP). The preparation of these condensed consolidated financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses. Actual results may differ from these estimates under different assumptions or conditions. Our significant accounting policies are described in "Critical Accounting Estimates and Policies" in Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2019, previously filed with the SEC. There have been no material changes to our critical accounting estimates and policies from those discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019.

Recently Adopted Accounting Standards Updates

Accounting Standards Updates that became effective during the three months ended March 31, 2020 did not have a material impact on our condensed consolidated financial statements.

Recently Issued But Not Yet Adopted ASUs

ASUs effective after March 31, 2020 are not expected to have a material effect on our condensed consolidated financial statements.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Our exposure to market risk relates to changes in interest rates for borrowing under our revolving credit facility. At March 31, 2020, we had an outstanding balance of $115.0 million on our revolving credit facility. Borrowings under our revolving credit facility bear interest at variable rates. A hypothetical 10% increase in interest rates would have a $0.2 million effect on our interest expense for the three months ended March 31, 2020.

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

As of March 31, 2020, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), management evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 of the Exchange Act. Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level described above.

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

There have been no material changes from the risk factors described in Item 1A “Risk Factors” of our Annual Report on the Form 10-K for the year ended December 31, 2019, except that we have added the Risk Factor that follows.

Our business could be adversely affected by the recent outbreak of COVID-19 or other similar global health pandemics, epidemics and/or other disease outbreaks.

The recent outbreak of COVID-19 (and any future global health pandemics, epidemics and/or other disease outbreaks), and government responses to mitigate the impact of such situations, could adversely impact our ability to operate our business, and could therefore have a material adverse effect on our business, financial position, results of operations, liquidity and cash flows. Travel restrictions, social distancing guidelines and other mitigation efforts related to the COVID-19 pandemic have required us to modify our operating schedules and staffing, and can otherwise disrupt the ability of our employees and our customers to work effectively. Although we have implemented telework and other means of remote work for our employees that support impacted programs and our internal support organizations, certain of the programs that we support, by their nature, cannot accommodate remote work and require shiftwork or other mitigation strategies, which require us to maintain our workforce in a “mission ready” state despite the reduced utilization of that portion of the workforce. The COVID-19 pandemic could affect our performance on our contracts, and resulting increases in our costs may not be fully recoverable, adequately covered by insurance or addressed by the CARES Act or any subsequent legislative or regulatory measures. The COVID-19 pandemic could also impact the ability of our customers to perform on our contracts with them, including making timely payments to us. Further, the COVID-19 pandemic could adversely affect our ability to access capital through financial markets or lending relationships.

The COVID-19 pandemic along with preventative measures put in place by health organizations, federal, state, and local governments is adversely affecting economies and financial markets in the U.S. and many other countries. A sustained economic downturn could affect customer demand for our services in the future. At this time, due to the nature of our business, we do not expect the COVID-19 pandemic will result in a material adverse impact to our business, financial position, results of operations and cash flows, however the extent to which COVID-19 could impact us is highly uncertain and dependent on future developments. For example, if the COVID-19 pandemic worsens, is significantly longer in duration or has a greater financial impact than anticipated, manifests in multiple waves of infection, or results in significant and sustained disruptions at our customers, it could have a material adverse effect on our business, financial position, results of operations, liquidity and/or cash flows.

Item 6.	Exhibits

Exhibits required by Item 601 of Regulation S-K:

Exhibit	Description of Exhibit
10.1*
ManTech International Corporation 2020 Executive Incentive Compensation Plan, adopted on March 4, 2020, in which our executive officers participate (incorporated by reference from registrant's Current Report on Form 8-K, as filed with the SEC on March 10, 2020).

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

MANTECH INTERNATIONAL CORPORATION

		By:	/s/ KEVIN M. PHILLIPS
Date:	May 1, 2020	Name:	Kevin M. Phillips
		Title:	President and Chief Executive Officer

		By:	/s/ JUDITH L. BJORNAAS
Date:	May 1, 2020	Name:	Judith L. Bjornaas
		Title:	Chief Financial Officer