Form 10-Q
period 2020-06-30
MANTECH INTERNATIONAL CORP
filed 2020-07-31
CIK 892537

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
__________________________________________
FORM 10-Q
__________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No
As of July 29, 2020 there were 27,145,551 shares outstanding of our Class A common stock and 13,187,195 shares outstanding of our Class B common stock.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

MANTECH INTERNATIONAL CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands Except Share and Per Share Amounts)

	(unaudited)
	June 30, 2020	December 31, 2019
ASSETS
Cash and cash equivalents	$29,668	$8,854
Receivables—net	443,018	398,976
Prepaid expenses	38,172	20,030
Taxes receivable—current	6,586	21,996
Other current assets	6,089	4,878
Total Current Assets	523,533	454,734
Goodwill	1,191,270	1,191,259
Other intangible assets—net	188,651	196,778
Property and equipment—net	111,381	85,631
Operating lease right of use assets	102,187	117,728
Employee supplemental savings plan assets	32,740	36,777
Investments	11,549	11,550
Other assets	13,458	13,457
TOTAL ASSETS	$2,174,769	$2,107,914
LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Accounts payable and accrued expenses	$146,936	$146,016
Accrued salaries and related expenses	114,911	97,298
Contract liabilities	47,766	27,620
Operating lease obligations—current	29,063	29,047
Total Current Liabilities	338,676	299,981
Deferred income taxes	134,352	131,782
Operating lease obligations—long term	89,149	103,148
Accrued retirement	31,525	35,552
Long term debt	20,000	36,500
Other long-term liabilities	27,978	10,309
TOTAL LIABILITIES	641,680	617,272
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY
Common stock, Class A—$0.01 par value; 150,000,000 shares authorized; 27,388,381 and 27,235,860 shares issued at June 30, 2020 and December 31, 2019; 27,144,268 and 26,991,747 shares outstanding at June 30, 2020 and December 31, 2019	274	272
Common stock, Class B—$0.01 par value; 50,000,000 shares authorized; 13,187,195 and 13,187,195 shares issued and outstanding at June 30, 2020 and December 31, 2019	132	132
Additional paid-in capital	535,464	525,851
Treasury stock, 244,113 and 244,113 shares at cost at June 30, 2020 and December 31, 2019	(9,158)	(9,158)
Retained earnings	1,006,624	973,767
Accumulated other comprehensive loss	(247)	(222)
TOTAL STOCKHOLDERS' EQUITY	1,533,089	1,490,642
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$2,174,769	$2,107,914
See notes to condensed consolidated financial statements.

MANTECH INTERNATIONAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In Thousands Except Per Share Amounts)

	(unaudited) Three months ended June 30,		(unaudited) Six months ended June 30,
	2020	2019	2020	2019
REVENUE	$632,492	$537,037	$1,243,404	$1,038,967
Cost of services	539,473	459,266	1,059,764	890,349
General and administrative expenses	53,433	44,474	105,156	86,789
OPERATING INCOME	39,586	33,297	78,484	61,829
Interest expense	(632)	(945)	(1,287)	(1,429)
Interest income	137	121	187	311
Other income (expense), net	—	31	(22)	(11)
INCOME FROM OPERATIONS BEFORE INCOME TAXES AND EQUITY METHOD INVESTMENTS	39,091	32,504	77,362	60,700
Provision for income taxes	(9,143)	(8,290)	(18,734)	(15,356)
Equity in (losses) of unconsolidated subsidiaries	—	—	(1)	(12)
NET INCOME	$29,948	$24,214	$58,627	$45,332
BASIC EARNINGS PER SHARE:
Class A common stock	$0.74	$0.61	$1.46	$1.14
Class B common stock	$0.74	$0.61	$1.46	$1.14
DILUTED EARNINGS PER SHARE:
Class A common stock	$0.74	$0.60	$1.44	$1.13
Class B common stock	$0.74	$0.60	$1.44	$1.13

See notes to condensed consolidated financial statements.

MANTECH INTERNATIONAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In Thousands)

	(unaudited) Three months ended June 30,		(unaudited) Six months ended June 30,
	2020	2019	2020	2019
NET INCOME	$29,948	$24,214	$58,627	$45,332
OTHER COMPREHENSIVE INCOME (LOSS):
Translation adjustments, net of tax	(8)	(7)	(25)	5
Cumulative-effect adjustment for adoption of Accounting Standards Update 2018-02	—	—	—	(24)
Total other comprehensive (loss)	(8)	(7)	(25)	(19)
COMPREHENSIVE INCOME	$29,940	$24,207	$58,602	$45,313

See notes to condensed consolidated financial statements.

MANTECH INTERNATIONAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(In Thousands)

	(unaudited) Three months ended June 30,		(unaudited) Six months ended June 30,
	2020	2019	2020	2019
Common Stock, Class A
At beginning of period	$273	$269	$272	$268
Stock-based compensation expense	1	1	1	1
Stock option exercises	—	—	1	1
At end of period	274	270	274	270
Common Stock, Class B
At beginning of period	132	132	132	132
At end of period	132	132	132	132
Additional Paid-In Capital
At beginning of period	529,763	508,605	525,851	506,970
Stock-based compensation expense	2,874	1,938	5,509	3,249
Stock option exercises	2,827	3,297	4,881	4,978
Payment consideration to tax authority on employees' behalf	—	—	(777)	(1,357)
At end of period	535,464	513,840	535,464	513,840
Treasury Stock, at cost
At beginning of period	(9,158)	(9,158)	(9,158)	(9,158)
At end of period	(9,158)	(9,158)	(9,158)	(9,158)
Retained Earnings
At beginning of period	989,578	913,453	973,767	903,084
Net income	29,948	24,214	58,627	45,332
Dividends	(12,902)	(10,788)	(25,770)	(21,537)
At end of period	1,006,624	926,879	1,006,624	926,879
Accumulated Other Comprehensive Loss
At beginning of period	(239)	(114)	(222)	(102)
Translation adjustments, net of tax	(8)	(7)	(25)	5
Cumulative-effect adjustment for adoption of Accounting Standards Update 2018-02	—	—	—	(24)
At end of period	(247)	(121)	(247)	(121)
Total Stockholders' Equity	$1,533,089	$1,431,842	$1,533,089	$1,431,842

See notes to condensed consolidated financial statements.

MANTECH INTERNATIONAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)

	(unaudited) Six months ended June 30,
	2020	2019
CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES:
Net income	$58,627	$45,332
Adjustments to reconcile net income to net cash flow from (used in) operating activities:
Depreciation and amortization	33,154	25,630
Noncash lease expense	13,357	13,503
Deferred income taxes	2,570	5,468
Stock-based compensation expense	5,510	3,250
Bad debt expense	2,156	—
Contract loss reserve	(372)	(505)
Equity in losses of unconsolidated subsidiaries	1	12
Change in assets and liabilities—net of effects from acquired businesses:
Receivables—net	(46,198)	30,151
Prepaid expenses	(18,142)	(13,704)
Taxes receivable—current	15,410	(1,711)
Other current assets	1,026	2,896
Employee supplemental savings plan asset	(100)	(4,253)
Accounts payable and accrued expenses	2,196	11,522
Accrued salaries and related expenses	17,613	1,353
Operating lease obligations	(14,286)	(13,487)
Contract liabilities	20,146	15,317
Accrued retirement	(4,027)	1,977
Other long-term liabilities	17,687	280
Other	(1,651)	412
Net cash flow from operating activities	104,677	123,443
CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES:
Purchases of property and equipment	(45,600)	(21,946)
Investment in capitalized software	(5,016)	(1,952)
Proceeds from corporate owned life insurance	4,137	—
Proceeds from sale of property and equipment	869	—
Acquisition of a business-net of cash acquired	—	(114,552)
Deferred contract costs	—	(2,658)
Proceeds from equity method investment	—	283
Net cash used in investing activities	(45,610)	(140,825)
CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES:
Borrowing under revolving credit facility	261,500	333,000
Repayments under revolving credit facility	(278,000)	(297,000)
Dividends paid	(25,782)	(21,548)
Proceeds from exercise of stock options	4,882	4,979
Payment consideration to tax authority on employees' behalf	(777)	(1,357)
Principal paid on financing leases	(76)	(62)
Net cash from (used in) financing activities	(38,253)	18,012
NET CHANGE IN CASH AND CASH EQUIVALENTS	20,814	630
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	8,854	5,294
CASH AND CASH EQUIVALENTS, END OF PERIOD	$29,668	$5,924
SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest	$1,256	$1,248
Cash paid for income taxes, net of refunds	$(1,493)	$10,323
Noncash investing and financing activities:
Operating lease obligations arising from obtaining right of use assets	$303	$12,142
Finance lease obligations arising from obtaining right of use assets	$63	$352
Noncash investing activities	$2,528	$376
See notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2020
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

For contracts that do not meet the criteria to measure performance as a right to invoice under the series guidance, we utilize an Estimate at Completion process to measure progress toward completion. We typically estimate progress towards completion based on cost incurred or direct labor incurred. As part of this process, we review information including, but not limited to, any outstanding key contract matters, progress towards completion and the related program schedule, identified risks and opportunities and the related changes in estimates of revenue and costs. The risks and opportunities include judgments about the ability and cost to achieve the contract milestones and other technical contract requirements. We make assumptions and estimates regarding labor productivity and availability, the complexity of the work to be performed, the availability of materials, the length of time to complete the performance obligation, execution by our subcontractors, the availability and timing of funding from our customer and overhead cost rates, among other variables. A significant change in one or more of these estimates could affect the timing in which we recognize revenue on our contracts. For the three months ended June 30, 2020 and 2019, the aggregate impact of adjustments in contract estimates increased our revenue by $5.8 million and $3.5 million, respectively. For the six months ended June 30, 2020 and 2019, the aggregate impact of adjustments in contract estimates increased our revenue by $7.2 million and $5.6 million, respectively.

We have one reportable segment. Our U.S. government customers typically exercise independent decision-making and contracting authority. Offices or divisions within an agency or department of the U.S. government may directly, or through a prime contractor, use our services as a separate customer as long as the customer has independent decision-making and contracting authority within its organization. We treat sales to U.S. government customers as sales within the U.S. regardless of where the services are performed. We generated 99% of our revenue from sales in the U.S. for both the three months ended June 30, 2020 and 2019. We generated 99% of our revenue from sales in the U.S. for both the six months ended June 30, 2020 and 2019.

The following tables disclose revenue (in thousands) by contract type, customer and contractor type for the periods presented.

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Cost-reimbursable	$432,876	$371,852	$851,531	$731,617
Fixed-price	120,359	108,028	241,914	203,091
Time-and-materials	79,257	57,157	149,959	104,259
Revenue	$632,492	$537,037	$1,243,404	$1,038,967

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
U.S. Government	$622,627	$524,976	$1,223,155	$1,015,993
State agencies, international agencies and commercial entities	9,865	12,061	20,249	22,974
Revenue	$632,492	$537,037	$1,243,404	$1,038,967

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Prime contractor	$577,377	$477,986	$1,132,545	$924,505
Subcontractor	55,115	59,051	110,859	114,462
Revenue	$632,492	$537,037	$1,243,404	$1,038,967

The components of our receivables are as follows (in thousands):

	June 30, 2020	December 31, 2019
Billed receivables	$357,092	$311,061
Unbilled receivables	100,290	99,493
Allowance for doubtful accounts	(14,364)	(11,578)
Receivables—net	$443,018	$398,976

Receivables at June 30, 2020 are expected to be substantially collected within one year except for approximately $2.6 million, a majority is related to U.S. government receivables. We do not believe that we have significant exposure to credit risk as billed receivables and unbilled receivables are primarily due from the U.S. government. The allowance for doubtful accounts represents our estimate for exposure due to compliance, contractual issues and bad debts related to prime contractors.

The following table discloses contract liabilities (in thousands):

	June 30, 2020	December 31, 2019
Contract liabilities	$47,766	$27,620

Changes in the balance of contract liabilities are primarily due to the timing difference between our performance and our customers' payments. For the three months ended June 30, 2020, the amount of revenue that was included in the opening contract liabilities balance were $1.8 million. For the six months ended June 30, 2020, the amount of revenue that was included in the opening contract liabilities balance was $18.5 million.

The remaining performance obligation as of June 30, 2020 is $2.2 billion. The following table discloses when we expect to recognize the remaining performance obligation as revenue (in billions):

For the remaining six months ending December 31, 2020	For the year ending
	December 31, 2021	December 31, 2022	Thereafter
$1.0	$0.7	$0.2	$0.3

4.	Acquisitions

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

The purchase price of $38.5 million, which includes the finalized working capital adjustment, was allocated to the underlying assets and liabilities based on their estimated fair value at the date of acquisition. The excess of the purchase price over the fair value of assets acquired and liabilities assumed was recorded as goodwill. The purchase price allocation for H2M is complete as of June 30, 2020.

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

The purchase price of $114.6 million, which includes the finalized working capital adjustment, was allocated to the underlying assets and liabilities based on their estimated fair value at the date of acquisition. The excess of the purchase price over the fair value of assets acquired and liabilities assumed was recorded as goodwill. The purchase price allocation of KGS is complete as of June 30, 2020.

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

In applying the two-class method, we determined that undistributed earnings should be allocated equally on a per share basis between Class A and Class B common stock. Under our Certificate of Incorporation, the holders of the common stock are entitled to participate ratably, on a share-for-share basis as if all shares of common stock were of a single class, in such dividends as may be declared by the Board of Directors. During the six months ended June 30, 2020 and 2019, we declared and paid a quarterly dividend in the amount of $0.32 per share and $0.27 per share, respectively, on both classes of common stock.

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

The net income available to common stockholders and weighted average number of common shares outstanding used to compute basic and diluted earnings per share for each class of common stock are as follows (in thousands, except per share amounts):

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Distributed earnings	$12,902	$10,788	$25,770	$21,537
Undistributed earnings	17,046	13,426	32,857	23,795
Net income	$29,948	$24,214	$58,627	$45,332

Class A common stock:
Basic net income available to common stockholders	$20,141	$16,210	$39,407	$30,324
Basic weighted average common shares outstanding	27,082	26,707	27,037	26,646
Basic earnings per share	$0.74	$0.61	$1.46	$1.14

Diluted net income available to common stockholders	$20,220	$16,255	$39,576	$30,411
Effect of potential exercise of stock options	327	229	358	232
Diluted weighted average common shares outstanding	27,409	26,936	27,395	26,878
Diluted earnings per share	$0.74	$0.60	$1.44	$1.13

Class B common stock:
Basic net income available to common stockholders	$9,807	$8,004	$19,220	$15,008
Basic weighted average common shares outstanding	13,187	13,188	13,187	13,188
Basic earnings per share	$0.74	$0.61	$1.46	$1.14

Diluted net income available to common stockholders	$9,728	$7,959	$19,051	$14,921
Diluted weighted average common shares outstanding	13,187	13,188	13,187	13,188
Diluted earnings per share	$0.74	$0.60	$1.44	$1.13

For the three months ended June 30, 2020 and 2019, options to purchase 228,816 shares and 479,685 shares, respectively, were outstanding but not included in the computation of diluted earnings per share because the options' effect would have been anti-dilutive. For the six months ended June 30, 2020 and 2019, options to purchase 231,938 shares and 496,859 shares, respectively, were outstanding but not included in the computation of diluted earnings per share because the options' effect would have been anti-dilutive. For the six months ended June 30, 2020 and 2019, there were 103,660 shares and 144,585 shares, respectively, issued from the exercise of stock options. For the six months ended June 30, 2020 and 2019 there were 48,861 shares and 72,493 shares, respectively, issued from the vesting of restricted stock units.

6.	Property and Equipment

Major classes of property and equipment are summarized as follows (in thousands):

	June 30, 2020	December 31, 2019
Furniture and equipment	$184,038	$150,640
Leasehold improvements	50,817	49,625
Finance leases	704	641
Property and equipment—gross	235,559	200,906
Accumulated depreciation and amortization	(124,178)	(115,275)
Property and equipment—net	$111,381	$85,631

Depreciation and amortization expense related to property and equipment for the three months ended June 30, 2020 and 2019 was $9.7 million and $6.2 million, respectively. Depreciation and amortization related to property and equipment for the six months ended June 30, 2020 and 2019 was $18.5 million and $12.5 million, respectively.

7.	Goodwill and Other Intangible Assets

The change in the carrying amount of goodwill during the year ended December 31, 2019 and six months ended June 30, 2020 are as follows (in thousands):

Goodwill Balance
Goodwill at December 31, 2018	$1,085,806
Acquisitions	105,453
Goodwill at December 31, 2019	1,191,259
Acquisition fair value adjustment	11
Goodwill at June 30, 2020	$1,191,270

Other intangible assets consisted of the following (in thousands):

	June 30, 2020			December 31, 2019
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Other intangible assets:
Contract and program intangible assets	$402,532	$231,971	$170,561	$402,532	$221,437	$181,095
Capitalized software	56,075	37,985	18,090	52,411	36,728	15,683
Total other intangible assets—net	$458,607	$269,956	$188,651	$454,943	$258,165	$196,778

Amortization expense relating to intangible assets for the three months ended June 30, 2020 and 2019 was $6.5 million and $6.1 million, respectively. Amortization expense relating to intangible assets for the six months ended June 30, 2020 and 2019 was $13.0 million and $11.9 million, respectively. We estimate that we will have the following amortization expense for the future periods indicated below (in thousands):

For the remaining six months ending December 31, 2020	$12,865
For the year ending:
December 31, 2021	$23,932
December 31, 2022	$21,306
December 31, 2023	$18,021
December 31, 2024	$16,276
December 31, 2025	$13,789

8.	Debt

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

The terms of the credit agreement permit prepayment and termination of the loan commitments at any time, subject to certain conditions. The credit agreement requires us to comply with specified financial covenants, including the maintenance of certain leverage ratios and a consolidated coverage ratio. The credit agreement also contains various covenants, including affirmative covenants with respect to certain reporting requirements and maintaining certain business activities, and negative covenants that, among other things, may limit or impose restrictions on our ability to incur liens, incur additional indebtedness, make investments, make acquisitions and undertake certain other actions. As of and during the six months ended June 30, 2020 and 2019, we were in compliance with the financial covenants under the credit agreement.

There was $20.0 million and $36.5 million outstanding on our revolving credit facility at June 30, 2020 and December 31, 2019, respectively. The maximum available borrowing under the revolving credit facility at June 30, 2020 was $473.7 million. As of June 30, 2020, we were contingently liable under letters of credit totaling $6.3 million, which reduces our availability to borrow under our revolving credit facility.

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

We have $6.3 million outstanding on our letter of credit, of which $5.7 million is related to an outstanding performance bond in connection with a contract between ManTech MENA, LLC and Jadwalean International Operations and Management Company to fulfill technical support requirements for the Royal Saudi Air Force.

10.	Stock-Based Compensation

Our 2016 Management Incentive Plan (the Plan) was designed to attract, retain and motivate key employees. The types of awards available under the Plan include, among others, stock options, restricted stock and restricted stock units (RSUs), among others. Equity awards granted under the Plan are settled in shares of Class A common stock. At the beginning of each year, the Plan provides that the number of shares available for issuance automatically increases by an amount equal to 1.5% of the total number of shares of Class A and Class B common stock outstanding on December 31st of the previous year. On January 2, 2020, there were 602,684 additional shares made available for issuance under the Plan. Through June 30, 2020, the Board of Directors has authorized the issuance of up to 15,751,005 shares under this Plan. Through June 30, 2020, the remaining aggregate number of shares of our common stock available for future grants under the Plan was 7,068,410. The Plan expires in March 2026.

The Plan is administered by the compensation committee of our Board of Directors, along with its delegates. Subject to the express provisions of the Plan, the committee has the Board of Directors’ authority to administer and interpret the Plan, including the discretion to determine the exercise price, vesting schedule, contractual life and the number of shares to be issued.

Stock Compensation Expense—For the three months ended June 30, 2020 and 2019, we recorded $2.9 million and $1.9 million of stock-based compensation expense. For the six months ended June 30, 2020 and 2019, we recorded $5.5 million and $3.2 million of stock-based compensation expense. No compensation expense of employees with stock awards, including stock-based compensation expense, was capitalized during the periods. For the three months ended June 30, 2020 and 2019, we recorded $0.3 million and $0.5 million, respectively, to income tax benefit related to the exercise of stock options, vested cancellations and the vesting of restricted stock and restricted stock units. For the six months ended June 30, 2020 and 2019, we recorded $0.8 million and $0.7 million, respectively, to income tax benefit related to the exercise of stock options, vested cancellations and the vesting of restricted stock and restricted stock units.

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

There were no option grants during the six months ended June 30, 2020. The following weighted-average assumptions were used for option grants during the six months ended June 30, 2019:

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

•
Dividend Yield—The Black-Scholes-Merton valuation model requires an expected dividend yield as an input. For the six months ended June 30, 2019, we have calculated our expected dividend yield based on an expected annual cash dividend of $1.08 per share.

The following table summarizes weighted-average assumptions used in our calculations of fair value for the six months ended June 30, 2019:

Six months ended June 30, 2019
Volatility	27.00%
Expected life of options	3 years
Risk-free interest rate	2.39%
Dividend yield	2.00%

Stock Option Activity—No options were granted during the six months ended June 30, 2020. The weighted-average fair value of options granted during the six months ended June 30, 2019, as determined under the Black-Scholes-Merton valuation model, was $10.07. Option grants that vested during the six months ended June 30, 2020 and 2019 had a combined fair value of $1.7 million and $1.2 million, respectively.

The following table summarizes stock option activity for the year ended December 31, 2019 and the six months ended June 30, 2020:

	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value (in thousands)	Weighted Average Remaining Contractual Life
Stock options outstanding at December 31, 2018	1,093,400	$45.34	$8,776
Granted	489,947	$63.87
Exercised	(338,748)	$37.94	$9,641
Cancelled and expired	(108,504)	$51.21
Stock options outstanding at December 31, 2019	1,136,095	$54.98	$28,291
Exercised	(103,660)	$47.10	$3,227
Cancelled and expired	(98,446)	$60.89
Stock options outstanding at June 30, 2020	933,989	$55.23	$13,662	3 years

Stock options exercisable at June 30, 2020	382,652	$46.37	$8,467	2 years

The following table summarizes non-vested stock options for the six months ended June 30, 2020:

	Number of Shares	Weighted Average Fair Value
Non-vested stock options at December 31, 2019	845,555	$10.88
Vested	(197,689)	$8.76
Cancelled	(96,529)	$11.56
Non-vested stock options at June 30, 2020	551,337	$11.52

Unrecognized compensation expense related to non-vested awards was $4.7 million as of June 30, 2020, which is expected to be recognized over a weighted-average period of 2 years.

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

Restricted Stock Activity—The following table summarizes the restricted stock activity during the year ended December 31, 2019 and the six months ended June 30, 2020.

	Number of Shares	Weighted Average Fair Value
Non-vested restricted stock at December 31, 2018	20,000	$52.83
Granted	24,000	$62.66
Vested	(20,000)	$52.83
Non-vested restricted stock at December 31, 2019	24,000	$62.66
Granted	24,000	$71.11
Vested	(24,000)	$62.66
Non-vested restricted stock at June 30, 2020	24,000	$71.11

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

RSU Activity—For performance-based RSUs that vested in the six months ended June 30, 2020, each RSU awarded resulted in the issuance of one share, which were issued net of applicable payroll tax withholdings. For the year ended December 31, 2019, each RSU awarded resulted in the issuance of 1.5 shares, which were issued net of applicable payroll tax withholdings. The following table summarizes the non-vested RSU activity during the year ended December 31, 2019 and the six months ended June 30, 2020:

	Number of Units	Weighted Average Fair Value
Non-vested RSUs at December 31, 2018	137,596	$45.11
Granted	145,440	$59.43
Vested	(60,915)	$42.75
Forfeited	(11,294)	$51.88
Non-vested RSUs at December 31, 2019	210,827	$55.31
Granted	187,450	$68.29
Vested	(35,882)	$51.80
Forfeited	(43,970)	$63.59
Non-vested RSUs at June 30, 2020	318,425	$62.21

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

•	adverse changes in U.S. government spending for programs we support, whether due to changing mission priorities, economic and political policy change or federal budget constraints generally;

•	inability to recruit and retain a sufficient number of employees with specialized skill sets or necessary security clearances who are in great demand and limited supply;

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

Approximately 98% of our revenues are generated through contracts with the U.S. federal government, or through prime contractors supporting the U.S. government. The U.S. government is the largest consumer of services and solutions in the U.S. As such, our business is impacted by the overall U.S. government budget and our ability to match our capabilities and offerings to the U.S. government's spending priorities. In December 2019, Congress passed, and the President signed into law, two appropriation bills funding the government through GFY 2020. We believe the current appropriations and the Administration's stated priorities for national and homeland security aligns favorably with our capabilities and offerings.

COVID-19 and Budgetary Outlook

We cannot predict the future impact of the COVID-19 pandemic and the resulting impact on the economy; however, it could have a material adverse effect on our business, financial position, results of operations, and/or cash flows. The global outbreak of the COVID-19 pandemic, along with various measures that local, state and federal governments have adopted to mitigate its impact, have required us to make changes to our operations to enable our employees to continue supporting our customers' mission-critical needs in this period of disruption. As a result of travel restrictions, social distancing guidelines and other efforts that have been adopted by public health officials to mitigate the impact of the COVID-19 pandemic, we have made changes to our operating schedules and staffing plans to accommodate these restrictions while maintaining the ability of our employees to continue to support and work with our customers to the maximum extent possible. The changes include the implementation of telework or other means of remote work for our employees, who support both mission-critical programs and our internal support organization. With respect to our impacted programs that, by their nature, cannot be supported remotely, we have accommodated those customers who have implemented shiftwork or other mitigation protocols by maintaining our workforce in a “mission ready” state.

On March 27, 2020, the Coronavirus Aid, Relief and Economic Security (CARES) Act was enacted. The CARES Act includes a provision under which government contractors can seek reimbursement for amounts lost due to the impacts of closed facilities, reduced work schedules or mandated quarantines to support social distancing. The precise application of this provision, including what type of costs will be reimbursed, the earliest date cost-reimbursement will be applicable, and whether fee recovery will be included in the reimbursement, are determinations being made at the individual government agency or contract level. We currently expect our customers will reimburse costs incurred without fee. The relevant provision of the CARES Act is in effect until September 30, 2020. Should the CARES Act not be extended, or similar legislation enacted, while social distancing, travel restrictions, or other pandemic risk reduction measures remain in effect, it could have a material adverse effect on our business, financial position, results of operations, and/or cash flows. We continue to monitor and evaluate this and other provisions of the CARES Act, as well as any other legislative or regulatory initiatives that seek to reduce the impact of the pandemic. Additionally, there is a strong likelihood that the federal government will enter GFY 2021 under a Continuing Resolution as debates and negotiations on appropriations and funding priorities continue in Congress. It is possible that a Continuing Resolution could potentially delay new contract awards.

To date, the majority of our programs have not been adversely impacted (or we have developed alternative means, including teleworking arrangements, to support program requirements). With respect to our programs that have been adversely impacted, we have begun seeking reimbursements under the CARES Act. Due to the mission-critical nature of a majority of our business and the relief provided to us under the CARES Act, the overall impact of the COVID-19 pandemic on our results of operations and liquidity were immaterial. In addition to the measures described above, we have developed contingency plans (which we continuously reevaluate) to address additional disruptions to our operations or to the operations of our customers. See “Item IA. Risk Factors” in Part II of this Quarterly Report for additional discussion of the risks associated with COVID-19.

We recommend that you read this discussion and analysis in conjunction with our Annual Report on Form 10-K for the fiscal year ended December 31, 2019, previously filed with the Securities and Exchange Commission.

Three Months Ended June 30, 2020 Compared to the Three Months Ended June 30, 2019

The following table sets forth certain items from our condensed consolidated statements of income and the relative percentage that certain items of expenses and earnings bear to revenue, as well as the period-to-period change from June 30, 2019 to June 30, 2020.

	Three months ended June 30,				Period-to-Period Change
	2020	2019	2020	2019	2019 to 2020
	Dollars		Percentage		Dollars	Percentage
	(dollars in thousands)
REVENUE	$632,492	$537,037	100.0%	100.0%	$95,455	17.8%
Cost of services	539,473	459,266	85.3%	85.5%	80,207	17.5%
General and administrative expenses	53,433	44,474	8.4%	8.3%	8,959	20.1%
OPERATING INCOME	39,586	33,297	6.3%	6.2%	6,289	18.9%
Interest expense	(632)	(945)	0.1%	0.2%	(313)	(33.1)%
Interest income	137	121	—%	—%	16	13.2%
Other income, net	—	31	—%	—%	(31)	(100.0)%
INCOME FROM OPERATIONS BEFORE INCOME TAXES AND EQUITY METHOD INVESTMENTS	39,091	32,504	6.2%	6.0%	6,587	20.3%
Provision for income taxes	(9,143)	(8,290)	1.5%	1.5%	853	10.3%
NET INCOME	$29,948	$24,214	4.7%	4.5%	$5,734	23.7%

Revenue

The primary driver of our increase in revenues relates to revenue from new contract awards, growth on certain existing contracts and our recent acquisitions, which were offset by contracts and tasks that ended and reduced scope of work on some contracts. Due to COVID travel and social distancing restrictions, we have experienced an increase in revenue related to higher direct labor due to a decline in our employee's utilization of paid time off.

Cost of services

The increase in cost of services was primarily due to increases in revenue. As a percentage of revenue, direct labor costs were 49% and 48% for the three months ended June 30, 2020 and 2019, respectively. As a percentage of revenues, other direct costs, which include subcontractors and third party equipment and materials used in the performance of our contracts, were 37% for the three months ended June 30, 2020, compared to 38% for the same period in 2019.

General and administrative expenses

The increase in general and administrative expenses was primarily due to increased expenditures to support the growth of our business, bid and proposal spending and bad debt expense, offset by lower travel and other indirect spending impacted by COVID-19 restrictions.

Interest expense

The decrease in interest expense was due to repayment of borrowing on our revolving credit facility.

Provision for income taxes

Our effective tax rate is affected by recurring items, such as the relative amount of income we earn in various taxing jurisdictions and their tax rates. It is also affected by discrete items that may occur in any given year, but are not consistent from year-to-year. Our effective income tax rate was 23% and 26% for the three months ended June 30, 2020 and 2019, respectively. The three months ending June 30, 2020 included an increased level of research and development credits over the same period in 2019 and improved performance in our deferred compensation plan assets due to a rebound in the equity markets during the quarter.

Six Months Ended June 30, 2020 Compared to the Six Months Ended June 30, 2019

The following table sets forth certain items from our condensed consolidated statements of income and the relative percentage that certain items of expenses and earnings bear to revenue, as well as the period-to-period change from June 30, 2019 to June 30, 2020.

	Six months ended June 30,				Period-to-Period Change
	2020	2019	2020	2019	2019 to 2020
	Dollars		Percentage		Dollars	Percentage
	(dollars in thousands)
REVENUE	$1,243,404	$1,038,967	100.0%	100.0%	$204,437	19.7%
Cost of services	1,059,764	890,349	85.2%	85.7%	169,415	19.0%
General and administrative expenses	105,156	86,789	8.5%	8.4%	18,367	21.2%
OPERATING INCOME	78,484	61,829	6.3%	5.9%	16,655	26.9%
Interest expense	(1,287)	(1,429)	0.1%	0.1%	(142)	(9.9)%
Interest income	187	311	—%	—%	(124)	(39.9)%
Other (expense), net	(22)	(11)	—%	—%	11	100.0%
INCOME FROM OPERATIONS BEFORE INCOME TAXES AND EQUITY METHOD INVESTMENTS	77,362	60,700	6.2%	5.8%	16,662	27.4%
Provision for income taxes	(18,734)	(15,356)	1.5%	1.4%	3,378	22.0%
Equity in (losses) of unconsolidated subsidiaries	(1)	(12)	—%	—%	(11)	(91.7)%
NET INCOME	$58,627	$45,332	4.7%	4.4%	$13,295	29.3%

Revenue

The primary driver of our increase in revenues relates to revenue from new contract awards, growth on certain existing contracts and our recent acquisitions, which were offset by contracts and tasks that ended and reduced scope of work on some contracts. Due to the uncertainties around the potential impact of the COVID-19 pandemic on timing of new contract awards, the hiring environment, and customer actions, we believe our revenues during the remainder of 2020 could vary and modestly fluctuate from the first half of the year.

Cost of services

The increase in cost of services was primarily due to increases in revenue. As a percentage of revenue, direct labor costs were 49% and 48% for the six months ended June 30, 2020 and 2019, respectively. As a percentage of revenues, other direct costs, which include subcontractors and third party equipment and materials used in the performance of our contracts, were 37% for the six months ended June 30, 2020, compared to 38% for the same period in 2019. Due to the uncertainties of the impact of COVID-19 on our business, we believe our cost of services as a percentage of revenues may slightly increase depending primarily on levels of revenue changes.

General and administrative expenses

The increase in general and administrative expenses was primarily due to increased expenditures to support the growth of our business, bid and proposal spending and bad debt expense, offset by lower travel and other indirect spending impacted by COVID-19 restrictions. We expect general and administrative expense as a percentage of revenue to increase slightly for the remainder of 2020 compared to the first half of the year due to a return to normal indirect spending.

Interest expense

The decrease in interest expense was due to repayment of borrowings on our revolving credit facility. Given currently liquidity needs, we expect interest expense to decrease during the remainder of 2020 compared to the same period in 2019.

Provision for income taxes

Our effective tax rate is affected by recurring items, such as the relative amount of income we earn in various taxing jurisdictions and their tax rates. It is also affected by discrete items that may occur in any given year, but are not consistent from year-to-year. Our effective income tax rate was 24% and 25% for the six months ended June 30, 2020 and 2019, respectively. The six months ended June 30, 2020 included an increased level of research and development credits over the same period in 2019 which were partially offset by negative performance of our deferred compensation plan assets due to year to date declines in equity markets. We do not currently expect any material changes to our effective tax rate for the remainder of 2020.

Backlog

At June 30, 2020 and December 31, 2019, our backlog was $9.2 billion and $9.1 billion, respectively. Our funded backlog was $1.4 billion and $1.3 billion as of June 30, 2020 and December 31, 2019, respectively. Backlog represents estimates that we calculate on a consistent basis. For additional information on how we compute backlog, see the disclosure under the caption "Backlog," contained in "Item 1 Business" of our Annual Report on Form 10-K for the fiscal year ended December 31, 2019.

Liquidity and Capital Resources

Historically, our primary liquidity needs have been financing acquisitions, working capital, payments under our cash dividend program and capital expenditures. Our primary sources of liquidity are cash from operating activities and borrowings under our revolving credit facility.

On June 30, 2020, our cash and cash equivalents balance was $29.7 million. There were outstanding borrowings of $20.0 million under our revolving credit facility at June 30, 2020. As of June 30, 2020, we were contingently liable under letters of credit totaling $6.3 million, which reduces our availability to borrow under our revolving credit facility. The maximum available borrowings under our revolving credit facility at June 30, 2020 were $473.7 million.

Cash Flows From (Used In) Operating Activities

Our operating cash flow is primarily affected by our ability to invoice and collect from our customers in a timely manner, our management of vendor payments and the overall profitability of our contracts. We bill most of our customers monthly after services are rendered. Our accounts receivable days sales outstanding were 63 and 66 for the six months ended June 30, 2020 and 2019, respectively. For the six months ended June 30, 2020 and 2019, our net cash from operating activities was $104.7 million and $123.4 million, respectively. The decrease in net cash flows from operating activities during the six months ended June 30, 2020 when compared to the same period in 2019 was primarily due to an increase in accounts receivable (driven by our revenue growth and an increase in our days sales outstanding in the first half of the year), offset by the increases in accrued salaries and related expenses, other long-term liabilities (related to the deferral of employer payroll tax payments afforded to us under the CARES Act) and increased net income as well as a decrease in tax receivable-current.

Cash Flows From (Used In) Investing Activities

Our cash used in investing activities consists primarily of business combinations, purchases of property and equipment and investments in capital software. For the six months ended June 30, 2020 our net cash used in investing activities was $45.6 million, which was primarily due to the purchase of equipment to support managed IT service contracts, infrastructure investments and capitalized software, offset by proceeds from corporate owned life insurance and sales of property and equipment. We expect the level of capital expenditures for the remainder of 2020 to be similar or slightly decrease compared to the first half of the year. For the six months ended June 30, 2019 our net cash used in investing activities was $140.8 million, which was primarily due to the acquisition of KGS and the purchase of equipment to support a managed IT service contract, infrastructure investments and capitalized software for internal use.

Cash Flows From (Used in) Financing Activities

For the six months ended June 30, 2020, our net cash used in financing activities was $38.3 million, which was primarily due to net repayments of our revolving credit facility and dividend payments, offset by proceeds from the exercise of stock options. For the six months ended June 30, 2019, our net cash from financing activities was $18.0 million, which was primarily due to net borrowings under our credit facility.

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

There were $20.0 million outstanding on our revolving credit facility at June 30, 2020. As of and during the six months ended June 30, 2020, we were in compliance with the financial covenants under the credit agreement.

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

Dividend

During the six months ended June 30, 2020 and 2019, we declared and paid a quarterly dividend in the amount of $0.32 per share and $0.27 per share, respectively, on both classes of our common stock. While we expect to continue the cash dividend program, any future dividends declared will be at the discretion of our Board of Directors and will depend, among other factors, upon our results of operations, financial condition and cash requirements, as well as such other factors that our Board of Directors deems relevant.

Off-Balance Sheet Arrangements

In the ordinary course of business, we use letters of credit issued to satisfy certain contractual terms with our customers. As of June 30, 2020, $6.3 million in letters of credit were issued but undrawn. We have an outstanding performance bond in connection with a contract between ManTech MENA, LLC and Jadwalean International Operations and Management Company to fulfill technical support requirements for the Royal Saudi Air Force. This performance bond is guaranteed by a letter of credit in the amount of $5.7 million.

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

Recently Adopted Accounting Standards Updates

Accounting Standards Updates that became effective during the six months ended June 30, 2020 did not have a material impact on our condensed consolidated financial statements.

Recently Issued But Not Yet Adopted ASUs

ASUs effective after June 30, 2020 are not expected to have a material effect on our condensed consolidated financial statements.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Our exposure to market risk relates to changes in interest rates for borrowing under our revolving credit facility. At June 30, 2020, we had an outstanding balance of $20.0 million on our revolving credit facility. Borrowings under our revolving credit facility bear interest at variable rates. A hypothetical 10% increase in interest rates would have a $0.2 million effect on our interest expense for the six months ended June 30, 2020.

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

As of June 30, 2020, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), management evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 of the Exchange Act. Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level described above.

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

MANTECH INTERNATIONAL CORPORATION

		By:	/s/ KEVIN M. PHILLIPS
Date:	July 31, 2020	Name:	Kevin M. Phillips
		Title:	President and Chief Executive Officer

		By:	/s/ JUDITH L. BJORNAAS
Date:	July 31, 2020	Name:	Judith L. Bjornaas
		Title:	Chief Financial Officer