Form 10-Q
period 2020-09-30
MANTECH INTERNATIONAL CORP
filed 2020-11-06
CIK 892537

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
__________________________________________
FORM 10-Q
__________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No
Indicate by check mark whether the registrant has submitted electronically, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    ☒  Yes    ☐  No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No
As of November 4, 2020 there were 27,179,517 shares outstanding of our Class A common stock and 13,176,695 shares outstanding of our Class B common stock.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

MANTECH INTERNATIONAL CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands Except Share and Per Share Amounts)

	(unaudited)
	September 30, 2020	December 31, 2019
ASSETS
Cash and cash equivalents	$101,712	$8,854
Receivables—net	382,855	398,976
Prepaid expenses	27,868	20,030
Taxes receivable—current	27,821	21,996
Other current assets	6,663	4,878
Total Current Assets	546,919	454,734
Goodwill	1,191,270	1,191,259
Other intangible assets—net	180,600	196,778
Property and equipment—net	116,548	85,631
Operating lease right of use assets	99,784	117,728
Employee supplemental savings plan assets	34,682	36,777
Investments	11,549	11,550
Other assets	13,096	13,457
TOTAL ASSETS	$2,194,448	$2,107,914
LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Accounts payable and accrued expenses	$170,500	$146,016
Accrued salaries and related expenses	127,110	97,298
Contract liabilities	40,058	27,620
Operating lease obligations—current	30,235	29,047
Total Current Liabilities	367,903	299,981
Deferred income taxes	142,909	131,782
Operating lease obligations—long term	86,317	103,148
Accrued retirement	33,224	35,552
Long term debt	—	36,500
Other long-term liabilities	10,379	10,309
TOTAL LIABILITIES	640,732	617,272
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY
Common stock, Class A—$0.01 par value; 150,000,000 shares authorized; 27,417,760 and 27,235,860 shares issued at September 30, 2020 and December 31, 2019; 27,173,647 and 26,991,747 shares outstanding at September 30, 2020 and December 31, 2019	274	272
Common stock, Class B—$0.01 par value; 50,000,000 shares authorized; 13,187,195 and 13,187,195 shares issued and outstanding at September 30, 2020 and December 31, 2019	132	132
Additional paid-in capital	539,286	525,851
Treasury stock, 244,113 and 244,113 shares at cost at September 30, 2020 and December 31, 2019	(9,158)	(9,158)
Retained earnings	1,023,448	973,767
Accumulated other comprehensive loss	(266)	(222)
TOTAL STOCKHOLDERS' EQUITY	1,553,716	1,490,642
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$2,194,448	$2,107,914
See notes to condensed consolidated financial statements.

MANTECH INTERNATIONAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In Thousands Except Per Share Amounts)

	(unaudited) Three months ended September 30,		(unaudited) Nine months ended September 30,
	2020	2019	2020	2019
REVENUE	$636,196	$579,179	$1,879,600	$1,618,146
Cost of services	538,000	487,914	1,597,764	1,378,263
General and administrative expenses	58,855	52,863	164,011	139,652
OPERATING INCOME	39,341	38,402	117,825	100,231
Interest expense	(310)	(659)	(1,597)	(2,088)
Interest income	40	90	227	401
Other (expense), net	(29)	(39)	(51)	(50)
INCOME FROM OPERATIONS BEFORE INCOME TAXES AND EQUITY METHOD INVESTMENTS	39,042	37,794	116,404	98,494
Provision for income taxes	(9,303)	(9,873)	(28,037)	(25,229)
Equity in earnings (losses) of unconsolidated subsidiaries	—	16	(1)	4
NET INCOME	$29,739	$27,937	$88,366	$73,269
BASIC EARNINGS PER SHARE:
Class A common stock	$0.74	$0.70	$2.19	$1.84
Class B common stock	$0.74	$0.70	$2.19	$1.84
DILUTED EARNINGS PER SHARE:
Class A common stock	$0.73	$0.69	$2.18	$1.82
Class B common stock	$0.73	$0.69	$2.18	$1.82

See notes to condensed consolidated financial statements.

MANTECH INTERNATIONAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In Thousands)

	(unaudited) Three months ended September 30,		(unaudited) Nine months ended September 30,
	2020	2019	2020	2019
NET INCOME	$29,739	$27,937	$88,366	$73,269
OTHER COMPREHENSIVE INCOME (LOSS):
Translation adjustments, net of tax	(19)	4	(44)	9
Cumulative-effect adjustment for adoption of Accounting Standards Update 2018-02	—	—	—	(24)
Total other comprehensive income (loss)	(19)	4	(44)	(15)
COMPREHENSIVE INCOME	$29,720	$27,941	$88,322	$73,254

See notes to condensed consolidated financial statements.

MANTECH INTERNATIONAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(In Thousands)

	(unaudited) Three months ended September 30,		(unaudited) Nine months ended September 30,
	2020	2019	2020	2019
Common Stock, Class A
At beginning of period	$274	$270	$272	$268
Stock-based compensation expense	—	—	1	1
Stock option exercises	—	1	1	2
At end of period	274	271	274	271
Common Stock, Class B
At beginning of period	132	132	132	132
At end of period	132	132	132	132
Additional Paid-In Capital
At beginning of period	535,464	513,840	525,851	506,970
Stock-based compensation expense	3,023	1,938	8,532	5,187
Stock option exercises	1,036	4,176	5,917	9,154
Payment consideration to tax authority on employees' behalf	(237)	(119)	(1,014)	(1,476)
At end of period	539,286	519,835	539,286	519,835
Treasury Stock, at cost
At beginning of period	(9,158)	(9,158)	(9,158)	(9,158)
At end of period	(9,158)	(9,158)	(9,158)	(9,158)
Retained Earnings
At beginning of period	1,006,624	926,879	973,767	903,084
Net income	29,739	27,937	88,366	73,269
Dividends	(12,915)	(10,823)	(38,685)	(32,360)
At end of period	1,023,448	943,993	1,023,448	943,993
Accumulated Other Comprehensive Loss
At beginning of period	(247)	(121)	(222)	(102)
Translation adjustments, net of tax	(19)	4	(44)	9
Cumulative-effect adjustment for adoption of Accounting Standards Update 2018-02	—	—	—	(24)
At end of period	(266)	(117)	(266)	(117)
Total Stockholders' Equity	$1,553,716	$1,454,956	$1,553,716	$1,454,956

See notes to condensed consolidated financial statements.

MANTECH INTERNATIONAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)

	(unaudited) Nine months ended September 30,
	2020	2019
CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES:
Net income	$88,366	$73,269
Adjustments to reconcile net income to net cash flow from (used in) operating activities:
Depreciation and amortization	51,281	39,470
Noncash lease expense	20,738	20,949
Deferred income taxes	11,127	9,773
Stock-based compensation expense	8,533	5,188
Bad debt expense	5,244	—
Contract loss reserve	(372)	(881)
Loss on sale and retirement of property and equipment	12	7
Equity in (earnings) losses of unconsolidated subsidiaries	1	(4)
Change in assets and liabilities—net of effects from acquired businesses:
Receivables—net	10,877	60,182
Prepaid expenses	(7,838)	(5,609)
Taxes receivable—current	(5,825)	(1,653)
Other current assets	(1,333)	586
Employee supplemental savings plan asset	(2,042)	(4,396)
Other long-term assets	(1,939)	40
Accounts payable and accrued expenses	22,565	28,888
Accrued salaries and related expenses	29,812	9,830
Operating lease obligations	(22,102)	(21,077)
Contract liabilities	12,438	15,682
Accrued retirement	(2,328)	2,655
Other long-term liabilities	100	273
Other	(182)	(213)
Net cash flow from operating activities	217,133	232,959
CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES:
Purchases of property and equipment	(53,685)	(38,455)
Investment in capitalized software	(5,193)	(2,784)
Proceeds from corporate owned life insurance	4,137	—
Proceeds from sale of property and equipment	869	—
Acquisition of a business-net of cash acquired	—	(153,180)
Deferred contract costs	—	(3,520)
Proceeds from equity method investment	—	283
Net cash used in investing activities	(53,872)	(197,656)
CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES:
Borrowing under revolving credit facility	285,500	465,500
Repayments under revolving credit facility	(322,000)	(448,000)
Dividends paid	(38,689)	(32,365)
Proceeds from exercise of stock options	5,918	9,156
Payment consideration to tax authority on employees' behalf	(1,014)	(1,476)
Principal paid on financing leases	(118)	(99)
Net cash used in financing activities	(70,403)	(7,284)
NET CHANGE IN CASH AND CASH EQUIVALENTS	92,858	28,019
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	8,854	5,294
CASH AND CASH EQUIVALENTS, END OF PERIOD	$101,712	$33,313
SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest	$1,568	$1,938
Cash paid for income taxes, net of refunds	$22,619	$16,117
Noncash investing and financing activities:
Operating lease obligations arising from obtaining right of use assets	$6,459	$18,527
Finance lease obligations arising from obtaining right of use assets	$107	$368
Noncash investing activities	$5,480	$1,333
See notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2020
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

For contracts that do not meet the criteria to measure performance as a right to invoice under the series guidance, we utilize an Estimate at Completion process to measure progress toward completion. We typically estimate progress towards completion based on cost incurred or direct labor incurred. As part of this process, we review information including, but not limited to, any outstanding key contract matters, progress towards completion and the related program schedule, identified risks and opportunities and the related changes in estimates of revenue and costs. The risks and opportunities include judgments about the ability and cost to achieve the contract milestones and other technical contract requirements. We make assumptions and estimates regarding labor productivity and availability, the complexity of the work to be performed, the availability of materials, the length of time to complete the performance obligation, execution by our subcontractors, the availability and timing of funding from our customer and overhead cost rates, among other variables. A significant change in one or more of these estimates could affect the timing in which we recognize revenue on our contracts. For the three months ended September 30, 2020 and 2019, the aggregate impact of adjustments in contract estimates increased our revenue by $4.3 million and $5.9 million, respectively. For the nine months ended September 30, 2020 and 2019, the aggregate impact of adjustments in contract estimates increased our revenue by $9.4 million and $9.0 million, respectively.

We have one reportable segment. Our U.S. government customers typically exercise independent decision-making and contracting authority. Offices or divisions within an agency or department of the U.S. government may directly, or through a prime contractor, use our services as a separate customer as long as the customer has independent decision-making and contracting authority within its organization. We treat sales to U.S. government customers as sales within the U.S. regardless of where the services are performed. We generated 99% of our revenue from sales in the U.S. for both the three months ended September 30,

2020 and 2019. We generated 99% of our revenue from sales in the U.S. for both the nine months ended September 30, 2020 and 2019.

The following tables disclose revenue (in thousands) by contract type, customer and contractor type for the periods presented.

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Cost-reimbursable	$431,991	$397,921	$1,283,522	$1,129,538
Fixed-price	126,402	120,632	368,316	323,723
Time-and-materials	77,803	60,626	227,762	164,885
Revenue	$636,196	$579,179	$1,879,600	$1,618,146

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
U.S. Government	$624,888	$567,496	$1,848,043	$1,583,489
State agencies, international agencies and commercial entities	11,308	11,683	31,557	34,657
Revenue	$636,196	$579,179	$1,879,600	$1,618,146

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Prime contractor	$579,858	$524,370	$1,712,403	$1,448,875
Subcontractor	56,338	54,809	167,197	169,271
Revenue	$636,196	$579,179	$1,879,600	$1,618,146

The components of our receivables are as follows (in thousands):

	September 30, 2020	December 31, 2019
Billed receivables	$306,362	$311,061
Unbilled receivables	94,454	99,493
Allowance for doubtful accounts	(17,961)	(11,578)
Receivables—net	$382,855	$398,976

Receivables at September 30, 2020 are expected to be substantially collected within one year except for approximately $1.7 million, of which a majority is related to U.S. government receivables. We do not believe that we have significant exposure to credit risk as billed receivables and unbilled receivables are primarily due from the U.S. government. The allowance for doubtful accounts represents our estimate for exposure due to compliance, contractual issues and bad debts related to prime contractors.

The following table discloses contract liabilities (in thousands):

	September 30, 2020	December 31, 2019
Contract liabilities	$40,058	$27,620

Changes in the balance of contract liabilities are primarily due to the timing difference between our performance and our customers' payments. For the three months ended September 30, 2020, the amount of revenue that was included in the opening contract liabilities balance were $3.8 million. For the nine months ended September 30, 2020, the amount of revenue that was included in the opening contract liabilities balance was $22.3 million.

The remaining performance obligation as of September 30, 2020 is $2.4 billion. The following table discloses when we expect to recognize the remaining performance obligation as revenue (in billions):

For the remaining three months ending December 31, 2020	For the year ending
	December 31, 2021	December 31, 2022	Thereafter
$0.6	$1.1	$0.3	$0.4

4.	Acquisitions

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

The purchase price of $38.5 million, which includes the finalized working capital adjustment, was allocated to the underlying assets and liabilities based on their estimated fair value at the date of acquisition. The excess of the purchase price over the fair value of assets acquired and liabilities assumed was recorded as goodwill. The purchase price allocation for H2M is complete as of September 30, 2020.

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

The purchase price of $114.6 million, which includes the finalized working capital adjustment, was allocated to the underlying assets and liabilities based on their estimated fair value at the date of acquisition. The excess of the purchase price over the fair value of assets acquired and liabilities assumed was recorded as goodwill. The purchase price allocation of KGS is complete as of September 30, 2020.

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

In applying the two-class method, we determined that undistributed earnings should be allocated equally on a per share basis between Class A and Class B common stock. Under our Certificate of Incorporation, the holders of the common stock are entitled to participate ratably, on a share-for-share basis as if all shares of common stock were of a single class, in such dividends as may be declared by the Board of Directors. During the nine months ended September 30, 2020 and 2019, we declared and paid a quarterly dividend in the amount of $0.32 per share and $0.27 per share, respectively, on both classes of common stock.

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

The net income available to common stockholders and weighted average number of common shares outstanding used to compute basic and diluted earnings per share for each class of common stock are as follows (in thousands, except per share amounts):

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Distributed earnings	$12,915	$10,823	$38,685	$32,360
Undistributed earnings	16,824	17,114	49,681	40,909
Net income	$29,739	$27,937	$88,366	$73,269

Class A common stock:
Basic net income available to common stockholders	$20,014	$18,729	$59,421	$49,048
Basic weighted average common shares outstanding	27,139	26,822	27,071	26,706
Basic earnings per share	$0.74	$0.70	$2.19	$1.84

Diluted net income available to common stockholders	$20,080	$18,798	$59,656	$49,203
Effect of potential exercise of stock options	274	306	330	257
Diluted weighted average common shares outstanding	27,413	27,128	27,401	26,963
Diluted earnings per share	$0.73	$0.69	$2.18	$1.82

Class B common stock:
Basic net income available to common stockholders	$9,725	$9,208	$28,945	$24,221
Basic weighted average common shares outstanding	13,187	13,188	13,187	13,188
Basic earnings per share	$0.74	$0.70	$2.19	$1.84

Diluted net income available to common stockholders	$9,659	$9,139	$28,710	$24,066
Diluted weighted average common shares outstanding	13,187	13,188	13,187	13,188
Diluted earnings per share	$0.73	$0.69	$2.18	$1.82

For the three months ended September 30, 2020 and 2019, options to purchase 201,880 shares and 7,641 shares, respectively, were outstanding but not included in the computation of diluted earnings per share because the options' effect would have been anti-dilutive. For the nine months ended September 30, 2020 and 2019, options to purchase 221,845 shares and 331,994 shares, respectively, were outstanding but not included in the computation of diluted earnings per share because the options' effect would have been anti-dilutive. For the nine months ended September 30, 2020 and 2019, there were 127,467 shares and 255,376 shares, respectively, issued from the exercise of stock options. For the nine months ended September 30, 2020 and 2019 there were 54,433 shares and 76,346 shares, respectively, issued from the vesting of restricted stock units.

6.	Property and Equipment

Major classes of property and equipment are summarized as follows (in thousands):

	September 30, 2020	December 31, 2019
Furniture and equipment	$193,740	$150,640
Leasehold improvements	54,171	49,625
Finance leases	705	641
Property and equipment—gross	248,616	200,906
Accumulated depreciation and amortization	(132,068)	(115,275)
Property and equipment—net	$116,548	$85,631

Depreciation and amortization expense related to property and equipment for the three months ended September 30, 2020 and 2019 was $9.2 million and $6.9 million, respectively. Depreciation and amortization related to property and equipment for the nine months ended September 30, 2020 and 2019 was $27.7 million and $19.4 million, respectively.

7.	Goodwill and Other Intangible Assets

We review goodwill at least annually for impairment, or whenever events or circumstances indicate that the carrying value of long-lived assets may not be fully recoverable. We have elected to perform this annual review as of October 31st of each calendar year. Effective July 1, 2020, we realigned from two to three reporting units. As a result of a change in our reporting units, we conducted an impairment analysis prior to the change and as a part of reallocating goodwill to the new reporting units. The results of these analyses identified no impairments during the nine months ended September 30, 2020.

The change in the carrying amount of goodwill during the year ended December 31, 2019 and nine months ended September 30, 2020 are as follows (in thousands):

Goodwill Balance
Goodwill at December 31, 2018	$1,085,806
Acquisitions	105,453
Goodwill at December 31, 2019	1,191,259
Acquisition fair value adjustment	11
Goodwill at September 30, 2020	$1,191,270

Other intangible assets consisted of the following (in thousands):

	September 30, 2020			December 31, 2019
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Other intangible assets:
Contract and program intangible assets	$402,532	$237,101	$165,431	$402,532	$221,437	$181,095
Capitalized software	56,157	40,988	15,169	52,411	36,728	15,683
Total other intangible assets—net	$458,689	$278,089	$180,600	$454,943	$258,165	$196,778

Amortization expense relating to intangible assets for the three months ended September 30, 2020 and 2019 was $8.2 million and $6.1 million, respectively. Amortization expense relating to intangible assets for the nine months ended September 30, 2020 and 2019 was $21.2 million and $18.0 million, respectively. Amortization expense for the three and nine months ended September 30, 2020 includes an impairment of $1.4 million for capitalized software.

We estimate that we will have the following amortization expense for the future periods indicated below (in thousands):

For the remaining three months ending December 31, 2020	$6,377
For the year ending:
December 31, 2021	$23,880
December 31, 2022	$21,254
December 31, 2023	$17,640
December 31, 2024	$15,567
December 31, 2025	$13,626

8.	Debt

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

The terms of the credit agreement permit prepayment and termination of the loan commitments at any time, subject to certain conditions. The credit agreement requires us to comply with specified financial covenants, including the maintenance of certain leverage ratios and a consolidated coverage ratio. The credit agreement also contains various covenants, including affirmative covenants with respect to certain reporting requirements and maintaining certain business activities, and negative covenants that, among other things, may limit or impose restrictions on our ability to incur liens, incur additional indebtedness, make investments, make acquisitions and undertake certain other actions. As of and during the nine months ended September 30, 2020 and 2019, we were in compliance with the financial covenants under the credit agreement.

There was no outstanding balance on our revolving credit facility at September 30, 2020. There was $36.5 million outstanding on our revolving credit facility at December 31, 2019. The maximum available borrowing under the revolving credit facility at September 30, 2020 was $493.7 million. As of September 30, 2020, we were contingently liable under letters of credit totaling $6.3 million, which reduces our availability to borrow under our revolving credit facility.

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

Our 2016 Management Incentive Plan (the Plan) was designed to attract, retain and motivate key employees. The types of awards available under the Plan include, among others, stock options, restricted stock and restricted stock units (RSUs), among others. Equity awards granted under the Plan are settled in shares of Class A common stock. At the beginning of each year, the Plan provides that the number of shares available for issuance automatically increases by an amount equal to 1.5% of the total number of shares of Class A and Class B common stock outstanding on December 31st of the previous year. On January 2, 2020, there were 602,684 additional shares made available for issuance under the Plan. Through September 30, 2020, the Board of Directors has authorized the issuance of up to 15,751,005 shares under this Plan. Through September 30, 2020, the remaining aggregate number of shares of our common stock available for future grants under the Plan was 7,085,031. The Plan expires in March 2026.

The Plan is administered by the compensation committee of our Board of Directors, along with its delegates. Subject to the express provisions of the Plan, the committee has the Board of Directors’ authority to administer and interpret the Plan, including the discretion to determine the exercise price, vesting schedule, contractual life and the number of shares to be issued.

Stock Compensation Expense—For the three months ended September 30, 2020 and 2019, we recorded $3.0 million and $2.0 million, respectively, of stock-based compensation expense. For the nine months ended September 30, 2020 and 2019, we recorded $8.5 million and $5.2 million, respectively, of stock-based compensation expense. No compensation expense of employees with stock awards, including stock-based compensation expense, was capitalized during the periods. For the three months ended September 30, 2020 and 2019, we recorded $0.2 million and $0.9 million, respectively, to income tax benefit related to the exercise of stock options, vested cancellations and the vesting of restricted stock and restricted stock units. For the nine months ended September 30, 2020 and 2019, we recorded $1.0 million and $1.6 million, respectively, to income tax benefit related to the exercise of stock options, vested cancellations and the vesting of restricted stock and restricted stock units.

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

There were no option grants during the nine months ended September 30, 2020. The following weighted-average assumptions were used for option grants during the nine months ended September 30, 2019:

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

•
Dividend Yield—The Black-Scholes-Merton valuation model requires an expected dividend yield as an input. For the nine months ended September 30, 2019, we have calculated our expected dividend yield based on an expected annual cash dividend of $1.08 per share.

The following table summarizes weighted-average assumptions used in our calculations of fair value for the nine months ended September 30, 2019:

Nine months ended September 30, 2019
Volatility	27.00%
Expected life of options	3 years
Risk-free interest rate	2.38%
Dividend yield	2.00%

Stock Option Activity—No options were granted during the nine months ended September 30, 2020. The weighted-average fair value of options granted during the nine months ended September 30, 2019, as determined under the Black-Scholes-Merton valuation model, was $10.10. Option grants that vested during the nine months ended September 30, 2020 and 2019 had a combined fair value of $1.8 million and $1.2 million, respectively.

The following table summarizes stock option activity for the year ended December 31, 2019 and the nine months ended September 30, 2020:

	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value (in thousands)	Weighted Average Remaining Contractual Life
Stock options outstanding at December 31, 2018	1,093,400	$45.34	$8,776
Granted	489,947	$63.87
Exercised	(338,748)	$37.94	$9,641
Cancelled and expired	(108,504)	$51.21
Stock options outstanding at December 31, 2019	1,136,095	$54.98	$28,291
Exercised	(127,467)	$46.43	$3,900
Cancelled and expired	(120,639)	$61.06
Stock options outstanding at September 30, 2020	887,989	$55.38	$13,131	3 years

Stock options exercisable at September 30, 2020	359,836	$46.62	$8,013	2 years

The following table summarizes non-vested stock options for the nine months ended September 30, 2020:

	Number of Shares	Weighted Average Fair Value
Non-vested stock options at December 31, 2019	845,555	$10.88
Vested	(199,931)	$8.76
Cancelled	(117,471)	$11.62
Non-vested stock options at September 30, 2020	528,153	$11.52

Unrecognized compensation expense related to non-vested awards was $3.7 million as of September 30, 2020, which is expected to be recognized over a weighted-average period of 2 years.

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

Restricted Stock Activity—The following table summarizes the restricted stock activity during the year ended December 31, 2019 and the nine months ended September 30, 2020.

	Number of Shares	Weighted Average Fair Value
Non-vested restricted stock at December 31, 2018	20,000	$52.83
Granted	24,000	$62.66
Vested	(20,000)	$52.83
Non-vested restricted stock at December 31, 2019	24,000	$62.66
Granted	24,000	$71.11
Vested	(24,000)	$62.66
Non-vested restricted stock at September 30, 2020	24,000	$71.11

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

RSU Activity—For performance-based RSUs that vested in the nine months ended September 30, 2020, each RSU awarded resulted in the issuance of one share, which were issued net of applicable payroll tax withholdings. For the year ended December 31, 2019, each RSU awarded resulted in the issuance of 1.5 shares, which were issued net of applicable payroll tax withholdings. The following table summarizes the non-vested RSU activity during the year ended December 31, 2019 and the nine months ended September 30, 2020:

	Number of Units	Weighted Average Fair Value
Non-vested RSUs at December 31, 2018	137,596	$45.11
Granted	145,440	$59.43
Vested	(60,915)	$42.75
Forfeited	(11,294)	$51.88
Non-vested RSUs at December 31, 2019	210,827	$55.31
Granted	217,950	$68.12
Vested	(44,836)	$54.03
Forfeited	(51,438)	$64.09
Non-vested RSUs at September 30, 2020	332,503	$62.52

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Approximately 98% of our revenues are generated through contracts with the U.S. federal government, or through prime contractors supporting the U.S. government. The U.S. government is the largest consumer of services and solutions in the U.S. As such, our business is impacted by the overall U.S. government budget and our ability to match our capabilities and offerings to the U.S. government's spending priorities. In December 2019, Congress passed, and the President signed into law, two appropriation bills which funded the government through GFY 2020. Entering GFY 2021, the U.S. government has been funded under a Continuing Resolution (CR). Absent additional Congressional action, the CR will expire on December 11, 2020. We expect debates to fund the government past December 11, 2020 to be impacted by spending priorities, increasing levels of U.S. debt and the status of the COVID-19 pandemic. We believe the U.S. government's stated priorities for national and homeland security aligns favorably with our capabilities and offerings.

COVID-19 Pandemic

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

On March 27, 2020, the Coronavirus Aid, Relief and Economic Security (CARES) Act was enacted. The CARES Act includes a provision under which government contractors can seek reimbursement for amounts lost due to the impacts of closed facilities, reduced work schedules or mandated quarantines to support social distancing. The precise application of this provision, including what type of costs will be reimbursed, the earliest date cost-reimbursement will be applicable, and whether fee recovery will be included in the reimbursement, are determinations being made at the individual government agency or contract level. Currently, our customers are reimbursing costs incurred without fee. The relevant provision of the CARES Act, which was originally enacted through September 30, 2020, has been extended under the CR through December 11, 2020. Should the relevant provisions of the CARES Act not be extended beyond December 11, 2020, or similar legislation enacted, while social distancing, travel restrictions, or other pandemic risk reduction measures remain in effect, it could have a material adverse effect on our business, financial position, results of operations, and/or cash flows. We continue to monitor and evaluate this and other provisions of the CARES Act, as well as any other legislative or regulatory initiatives that seek to reduce the impact of the pandemic.

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

Risk Factors” in Part II of our Quarterly Report for the period ending March 31, 2020, which was filed with the SEC on May 1, 2020, for additional discussion of the risks associated with COVID-19.

We recommend that you read this discussion and analysis in conjunction with our Annual Report on Form 10-K for the fiscal year ended December 31, 2019, previously filed with the Securities and Exchange Commission.

Three Months Ended September 30, 2020 Compared to the Three Months Ended September 30, 2019

The following table sets forth certain items from our condensed consolidated statements of income and the relative percentage that certain items of expenses and earnings bear to revenue, as well as the period-to-period change from September 30, 2019 to September 30, 2020.

	Three months ended September 30,				Period-to-Period Change
	2020	2019	2020	2019	2019 to 2020
	Dollars		Percentage		Dollars	Percentage
	(dollars in thousands)
REVENUE	$636,196	$579,179	100.0%	100.0%	$57,017	9.8%
Cost of services	538,000	487,914	84.6%	84.3%	50,086	10.3%
General and administrative expenses	58,855	52,863	9.2%	9.1%	5,992	11.3%
OPERATING INCOME	39,341	38,402	6.2%	6.6%	939	2.4%
Interest expense	(310)	(659)	—%	0.1%	(349)	(53.0)%
Interest income	40	90	—%	—%	(50)	(55.6)%
Other (expense), net	(29)	(39)	—%	—%	(10)	(25.6)%
INCOME FROM OPERATIONS BEFORE INCOME TAXES AND EQUITY METHOD INVESTMENTS	39,042	37,794	6.2%	6.5%	1,248	3.3%
Provision for income taxes	(9,303)	(9,873)	1.5%	1.7%	(570)	(5.8)%
Equity in earnings of unconsolidated subsidiaries	—	16	—%	—%	(16)	(100.0)%
NET INCOME	$29,739	$27,937	4.7%	4.8%	$1,802	6.5%

Revenue

The primary driver of our increase in revenues relates to revenue from new contract awards and growth on certain existing contracts, which were offset by contracts and tasks that ended and reduced scope of work, including material purchases, on some contracts. Due to COVID-19 travel and social distancing restrictions, we have experienced an increase in revenue related to higher direct labor due to a decline in our employee's utilization of paid time off.

Cost of services

The increase in cost of services was primarily due to increases in revenue. As a percentage of revenue, direct labor costs were 48% and 46% for the three months ended September 30, 2020 and 2019, respectively. As a percentage of revenues, other direct costs, which include subcontractors and third party equipment and materials used in the performance of our contracts, were 36% and 38% for the three months ended September 30, 2020 and 2019, respectively.

General and administrative expenses

The increase in general and administrative expenses was primarily due to increased expenditures to support the growth of our business and increased bad debt expense related to a prime contractor, partially offset by lower travel and other indirect spending impacted by COVID-19 restrictions as well as lower expenses related to legal matters.

Interest expense

The decrease in interest expense was due to repayment of borrowing on our revolving credit facility.

Provision for income taxes

Our effective tax rate is affected by recurring items, such as the relative amount of income we earn in various taxing jurisdictions and their tax rates. It is also affected by discrete items that may occur in any given year, but are not consistent from year-to-year. Our effective income tax rate was 24% and 26% for the three months ended September 30, 2020 and 2019, respectively. The three months ending September 30, 2020 included an increased level of research and development credits over the same period in 2019 and improved performance in our deferred compensation plan assets.

Nine Months Ended September 30, 2020 Compared to the Nine Months Ended September 30, 2019

The following table sets forth certain items from our condensed consolidated statements of income and the relative percentage that certain items of expenses and earnings bear to revenue, as well as the period-to-period change from September 30, 2019 to September 30, 2020.

	Nine months ended September 30,				Period-to-Period Change
	2020	2019	2020	2019	2019 to 2020
	Dollars		Percentage		Dollars	Percentage
	(dollars in thousands)
REVENUE	$1,879,600	$1,618,146	100.0%	100.0%	$261,454	16.2%
Cost of services	1,597,764	1,378,263	85.0%	85.2%	219,501	15.9%
General and administrative expenses	164,011	139,652	8.7%	8.6%	24,359	17.4%
OPERATING INCOME	117,825	100,231	6.3%	6.2%	17,594	17.6%
Interest expense	(1,597)	(2,088)	0.1%	0.1%	(491)	(23.5)%
Interest income	227	401	—%	—%	(174)	(43.4)%
Other (expense), net	(51)	(50)	—%	—%	1	2.0%
INCOME FROM OPERATIONS BEFORE INCOME TAXES AND EQUITY METHOD INVESTMENTS	116,404	98,494	6.2%	6.1%	17,910	18.2%
Provision for income taxes	(28,037)	(25,229)	1.5%	1.6%	2,808	11.1%
Equity in earnings (losses) of unconsolidated subsidiaries	(1)	4	—%	—%	(5)	(125.0)%
NET INCOME	$88,366	$73,269	4.7%	4.5%	$15,097	20.6%

Revenue

The primary driver of our increase in revenues relates to revenue from new contract awards, growth on certain existing contracts and our recent acquisitions, which were offset by contracts and tasks that ended and reduced scope of work on some contracts. Due to the uncertainties around the potential impact of the COVID-19 pandemic and continuing resolution on timing of new contract awards, the hiring environment, and customer actions, we believe our revenues during the remainder of 2020 could vary and modestly fluctuate from the first nine months of the year.

Cost of services

The increase in cost of services was primarily due to increases in revenue. As a percentage of revenue, direct labor costs were 48% and 47% for the nine months ended September 30, 2020 and 2019, respectively. As a percentage of revenues, other direct costs, which include subcontractors and third party equipment and materials used in the performance of our contracts, were 37% for the nine months ended September 30, 2020, compared to 38% for the same period in 2019. Due to the uncertainties of the impact of COVID-19 on our business, we believe our cost of services as a percentage of revenues may slightly increase depending primarily on levels of revenue changes.

General and administrative expenses

The increase in general and administrative expenses was primarily due to increased expenditures to support the growth of our business, increased bid and proposal spending and increased bad debt expense related to a prime contractors, offset by lower travel and other indirect spending impacted by COVID-19 restrictions. We expect general and administrative expense as a percentage of revenue to increase slightly for the remainder of 2020 compared to the first nine months of the year due to a return to normal indirect spending.

Interest expense

The decrease in interest expense was due to repayment of borrowings on our revolving credit facility. Given current liquidity needs, we expect interest expense for the remainder of 2020 to be in line with the first nine months of the year.

Provision for income taxes

Our effective tax rate is affected by recurring items, such as the relative amount of income we earn in various taxing jurisdictions and their tax rates. It is also affected by discrete items that may occur in any given year, but are not consistent from year-to-year. Our effective income tax rate was 24% and 26% for the nine months ended September 30, 2020 and 2019, respectively. The nine months ended September 30, 2020 included an increased level of research and development credits over the same period in 2019. We do not currently expect any material changes to our effective tax rate for the remainder of 2020.

Backlog

At September 30, 2020 and December 31, 2019, our backlog was $9.8 billion and $9.1 billion, respectively. Our funded backlog was $1.4 billion and $1.3 billion as of September 30, 2020 and December 31, 2019, respectively. Backlog represents estimates that we calculate on a consistent basis. For additional information on how we compute backlog, see the disclosure under the caption "Backlog," contained in "Item 1 Business" of our Annual Report on Form 10-K for the fiscal year ended December 31, 2019.

Liquidity and Capital Resources

Historically, our primary liquidity needs have been financing acquisitions, working capital, payments under our cash dividend program and capital expenditures. Our primary sources of liquidity are cash from operating activities and borrowings under our revolving credit facility.

On September 30, 2020, our cash and cash equivalents balance was $101.7 million. There was no outstanding balance under our revolving credit facility at September 30, 2020. As of September 30, 2020, we were contingently liable under letters of credit totaling $6.3 million, which reduces our availability to borrow under our revolving credit facility. The maximum available borrowings under our revolving credit facility at September 30, 2020 were $493.7 million.

Cash Flows From (Used In) Operating Activities

Our operating cash flow is primarily affected by our ability to invoice and collect from our customers in a timely manner, our management of vendor payments and the overall profitability of our contracts. We bill most of our customers monthly after services are rendered. Our accounts receivable days sales outstanding were 54 and 57 for the nine months ended September 30, 2020 and 2019, respectively. For the nine months ended September 30, 2020 and 2019, our net cash from operating activities was $217.1 million and $233.0 million, respectively. The decrease in net cash flows from operating activities during the nine months ended September 30, 2020 when compared to the same period in 2019 was primarily due to an decrease in the change in accounts receivables, timing of vendor payments and accrued retirement, partially offset by the increased net income, depreciation and amortization expenses and bad debt expense as well as an increase in accrued salaries due to decline in the use of paid time off.

Cash Flows From (Used In) Investing Activities

Our cash used in investing activities consists primarily of business combinations, purchases of property and equipment and investments in capital software. For the nine months ended September 30, 2020 our net cash used in investing activities was $53.9 million, which was primarily due to the purchase of equipment to support managed IT service contracts, infrastructure investments and capitalized software, offset by proceeds from corporate owned life insurance and sales of property and equipment. We expect the level of capital expenditures for the remainder of 2020 to be in line compared to the first nine months of the year. For the nine months ended September 30, 2019 our net cash used in investing activities was $197.7 million, which was primarily due to the acquisition of KGS and H2M and the purchase of equipment to support a managed IT service contract, infrastructure investments and capitalized software for internal use.

Cash Flows From (Used in) Financing Activities

For the nine months ended September 30, 2020, our net cash used in financing activities was $70.4 million, which was primarily due to net repayments of our revolving credit facility and dividend payments, offset by proceeds from the exercise of stock options. For the nine months ended September 30, 2019, our net cash used in financing activities was $7.3 million, which was primarily due to dividends paid offset by net borrowings under our credit facility and proceeds from the exercise of stock options.

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

There was no outstanding balance on our revolving credit facility at September 30, 2020. As of and during the nine months ended September 30, 2020, we were in compliance with the financial covenants under the credit agreement.

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

Dividend

During the nine months ended September 30, 2020 and 2019, we declared and paid a quarterly dividend in the amount of $0.32 per share and $0.27 per share, respectively, on both classes of our common stock. While we expect to continue the cash dividend program, any future dividends declared will be at the discretion of our Board of Directors and will depend, among other factors, upon our results of operations, financial condition and cash requirements, as well as such other factors that our Board of Directors deems relevant.

Off-Balance Sheet Arrangements

In the ordinary course of business, we use letters of credit issued to satisfy certain contractual terms with our customers. As of September 30, 2020, $6.3 million in letters of credit were issued but undrawn. We have an outstanding performance bond in connection with a contract between ManTech MENA, LLC and Jadwalean International Operations and Management Company to fulfill technical support requirements for the Royal Saudi Air Force. This performance bond is guaranteed by a letter of credit in the amount of $5.7 million.

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

Recently Adopted Accounting Standards Updates

Accounting Standards Updates that became effective during the nine months ended September 30, 2020 did not have a material impact on our condensed consolidated financial statements.

Recently Issued But Not Yet Adopted ASUs

ASUs effective after September 30, 2020 are not expected to have a material effect on our condensed consolidated financial statements.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Our exposure to market risk relates to changes in interest rates for borrowing under our revolving credit facility. At September 30, 2020, we had no outstanding balance on our revolving credit facility. Borrowings under our revolving credit facility bear interest at variable rates. A hypothetical 10% increase in interest rates would have a $0.1 million effect on our interest expense for the nine months ended September 30, 2020.

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

As of September 30, 2020, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), management evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 of the Exchange Act. Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level described above.

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

Item 6.	Exhibits

Exhibits required by Item 601 of Regulation S-K:

Exhibit	Description of Exhibit
10.1	ManTech International Corporation Form of Indemnification Agreement, entered into on July 28, 2020 (incorporated from registrant's Current Report on Form 8-K, as filed with the SEC on August 3, 2020).
31.1‡	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.
31.2‡	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.
32‡	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended.
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
‡ Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MANTECH INTERNATIONAL CORPORATION

		By:	/s/ KEVIN M. PHILLIPS
Date:	November 6, 2020	Name:	Kevin M. Phillips
		Title:	Chairman, Chief Executive Officer and President

		By:	/s/ JUDITH L. BJORNAAS
Date:	November 6, 2020	Name:	Judith L. Bjornaas
		Title:	Chief Financial Officer