Form 10-K
period 2020-12-31
MANTECH INTERNATIONAL CORP
filed 2021-02-19
CIK 892537

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K
☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐    No  ☒
The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2020 was $1.85 billion (based on the closing price of $68.49 per share on June 30, 2020, as reported by the Nasdaq Global Select Market).
There were the following numbers of shares outstanding of each of the registrant's classes of common stock as of February 17, 2021: ManTech International Corp. Class A Common Stock, $0.01 par value per share, 27,325,395 shares; ManTech International Corp. Class B Common Stock, $0.01 par value per share, 13,176,695 shares.
DOCUMENTS INCORPORATED BY REFERENCE
Certain portions of the definitive Proxy Statement to be filed with the Securities Exchange Commission pursuant to Regulation 14A in connection with the registrant's 2021 Annual Meeting of Stockholders, to be filed subsequent to the date hereof, are incorporated by reference into Part III (Items 10, 11, 12, 13 and 14) of this Annual Report on Form 10-K. Such definitive Proxy Statement will be filed with the Commission not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

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
Factors or risks that could cause our actual results to differ materially from the results we anticipate include, but are not limited to, the following:

•failure to maintain our relationship with the U.S. government, or the failure to compete effectively for new contract awards or to retain existing U.S. government contracts;
•disruptions to our business resulting from the COVID-19 pandemic or other similar global health epidemics, pandemics and/or other disease outbreaks;
•adverse changes in U.S. government spending for programs we support, whether due to changing mission priorities, socio-economic policies or federal budget constraints generally;
•inability to recruit and retain a sufficient number of employees with specialized skill sets or necessary security clearances who are in great demand and limited supply;
•failure to compete effectively for awards procured through the competitive bidding process, and the adverse impact of delays resulting from our competitors' protests of new contracts that are awarded to us;
•disruptions to our business or damage to our reputation resulting from cyber attacks and other security threats;
•failure to obtain option awards, task orders or funding under our contracts;
•the government renegotiating, modifying or terminating our contracts;
•failure to comply with, or adverse changes in, complex U.S. government laws and procurement regulations;
•adverse results of U.S. government audits or other investigations of our government contracts;
•failure to successfully integrate acquired companies or businesses into our operations or to realize any accretive or synergistic effects from such acquisitions;
•failure to mitigate risks associated with conducting business internationally; and
•adverse changes in business conditions that may cause our investments in recorded goodwill to become impaired.

We urge you not to place undue reliance on these forward-looking statements, which speak only as of the date of this Annual Report. We undertake no obligation to update any forward-looking statement made herein following the date of this Annual Report, whether as a result of new information, subsequent events or circumstances, changes in expectations or otherwise.

Item 1.Business

Corporate Overview and Background

We were co-founded by George J. Pedersen in 1968 as a New Jersey corporation, starting with a single U.S. Navy contract. We provide innovative, mission-focused technology solutions and services for U.S. intelligence community, defense and federal civilian agencies. For over 50 years we have successfully developed and delivered solutions that support national and homeland security missions. Our principal areas of expertise include full-spectrum cyber, secure mission and enterprise information technology (IT), advanced data analytics, intelligent systems engineering, software and systems development, and national security mission support. We have differentiated technical capabilities, intimate knowledge of our customers' missions, and extensive experience providing proven, diverse sets of solutions and services, which we use to help our customers solve some of their greatest challenges and most complex problems. We provide services and solutions that support missions of national priority and significance, such as global cyber operations, military operational readiness, IT and digital modernization, and national security threat intelligence and analytics.

Our Solutions and Services

We combine deep domain expertise and technical capability to build upon our strong record of delivering comprehensive IT, systems engineering and other services and solutions, primarily in support of mission-critical programs for the intelligence community, the Department of Defense (DoD) and federal civilian agencies including the diplomatic, homeland security, healthcare and space communities. We integrate our broad capabilities into tailored solutions to meet the evolving requirements of our customers' long-term programs. Our following solution sets are aligned with the long-term needs of our customers:

•Full-Spectrum Cyber;
•Secure Mission & Enterprise IT;
•Advanced Data Analytics;
•Software and Systems Development;
•Intelligent Systems Engineering;
•Intelligence Mission Support; and
•Mission Operations.

Full-Spectrum Cyber

We provide full-spectrum cyber with a focus on cyber network operations (offense), defense, analytics, hardening and resilience, security orchestration, automation and response, range and training, and risk management and compliance. Our professionals tackle some of the most challenging problems facing the nation, including preventing, identifying and neutralizing external cyber-attacks, engineering tailored defensive security solutions and controls, developing robust insider threat detection programs, creating enterprise vulnerability management programs and supporting offensive and exploitation efforts. Additionally, our cyber solutions and services include security operations, threat intelligence, incident response and forensics, boundary defense, security systems engineering, infrastructure security, and computer forensics and exploitation. We are focused on delivering mission continuity in a cyber-contested environment utilizing artificial intelligence (AI) and cognitive methods. Our forensics and incident response capabilities provide our customers with additional insight and evidence for post-attack assessments, assisting with efforts to strengthen their security posture. Through ACRE®, our Advanced Cyber Range Environment, we offer customers enhanced training and visibility into their own IT infrastructures (security design and engineering, vulnerability analysis, software assurance) and arm them with information needed to deny, disrupt and degrade attempts to compromise their business operations and protect their reputation. We also provide extensive, hands-on training and cyber workforce development to help our customers align their resources to the national cyber strategy.

Secure Mission & Enterprise IT

We develop, implement and sustain enterprise information technology systems on a global scale, leveraging technology to improve mission performance, increase security and reduce costs for our customers. We offer a wide range of services and solutions focused on IT and digital modernization, managed services and integrated service management, edge computing, user engagement and experience and digital workplace transformation and enterprise mobility services. We use our LAUNCHRAMP® enterprise cloud broker solution to speed IT transformation and facilitate the success of our customers' missions. We evaluate our customers' enterprise infrastructure with the goal of enhancing security, increasing efficiency, reducing system footprint and lowering total cost of ownership. We are at the forefront of helping our customers migrate to new, innovative enterprise IT management methodologies, including fully outsourced managed services models.

Advanced Data Analytics

As data volumes continue to grow rapidly, advanced analytics are necessary to drive actionable intelligence. We provide data collection, predictive analytics, analytics automation and machine learning, and data fusion and visualization. Our systems comprise robust ingest engines and data lakes, fault-tolerant databases for unstructured data, programming models for processing large data sets, query engines with instrumentation to support robust hunt missions, and analytics that score and comb output for high-value intelligence. Our systems and services allow all of our customers, across government domains, to make well-informed decisions that benefit the mission and our nation.

Software and Systems Development

We develop, modify and maintain software solutions and complex systems that link different computing systems and software applications to act as a coordinated whole. This solution set includes a broad array of full lifecycle services, including requirements analysis; planning, design, implementation, integration and enhancement; testing, deployment, maintenance and quality assurance; application migration and modernization; application development; and documentation and configuration management. Our software and systems development activities support all major software development lifecycle methodologies including Agile, DevSecOps and other hybrid methodologies. As part of our application development processes, we use cutting-edge techniques, such as microservices architecture to enable continuous deployment of large and complex applications and enhance our ability to migrate and transform legacy applications into modernized platforms. Additionally, our expertise spans the ability to develop natively across a variety of domains including the cloud, mobile and other platforms. We develop software solutions and systems across many domains and mission-specific applications. Our experienced software engineers and developers design, develop, integrate, operate and sustain mission-critical software applications and systems worldwide for our defense, intelligence and federal civilian customers.

Intelligent Systems Engineering

We are recognized across the markets we serve for our operational, engineering and technical expertise across major domains, including land, sea, air, space and cyberspace. We apply intelligent systems engineering across a wide array of large-scale system development and acquisition programs used by government and industry. We provide world-class talent, proven management and technical processes to manage some of the most complex projects throughout their lifecycle, from concept through deployment. The intelligent systems engineering services we provide include platform innovation and modernization, digital and models-based systems engineering, reliability and maintainability, modeling, simulation and analysis, systems lifecycle support, human factors and safety engineering, systems architecture and engineering and test and evaluation. Our test and evaluation services are closely linked with our systems engineering capabilities, and include specific competencies in test engineering, preparation and planning; modeling and simulation; test range operations and management; systems and cyber vulnerability; and independent validation and verification. We use digital representation of systems and the resulting digital artifacts to sustain national defense systems, following the DoD's Digital Engineering Strategy.

Intelligence Mission Support

We provide specialized professional and technical solutions and mission support services for national security missions. Our multi-disciplined intelligence solutions span the intelligence lifecycle and include security, mission assurance and program protection, intelligence analysis, mission operations and management, counterintelligence and media and material exploitation. We focus on data collection and analysis, including providing support to strategic and tactical intelligence systems, networks and facilities; development and integration of collection and analysis systems and techniques; and support to the development and application of analytical techniques to counterintelligence, homeland security operations, human intelligence operations/training and counterterrorist operations. We provide signals intelligence collection, analysis and dissemination, and intelligence analysis. We leverage technology advancements in automation and artificial intelligence to support data-centric approaches to cyber threat intelligence and insider threat support. We develop, integrate and maintain advanced signal processing systems to support classified programs and facilities that collect and process intelligence. We also provide counterterrorism operations support and counterintelligence analytical expertise.

Mission Operations

We have a legacy of providing full-lifecycle mission solutions including C5ISR, training, logistics and supply chain management and sustainment, consulting and mission planning and execution. We are a proven leader in supporting a wide range of federal customers with mission critical solutions. We specialize in the design, development, analysis, implementation and support of all aspects of C5ISR systems and technology. Our experience includes land, sea, air, space and cyber domains, to include command-and-control infrastructure, intelligence, surveillance and reconnaissance platforms and sensors (manned and unmanned), and the communication, dissemination and analysis of data. We also deliver advanced training solutions using a range of environments including live, virtual, constructive, immersive and gaming scenarios. We leverage dedicated subject matter experts, a virtual cyber training range, and our longstanding, acclaimed learning center, ManTech University, in developing customized training solutions for our customers. We also provide supply chain management and logistics services involving the use of sophisticated systems that secure the entire supply chain, from supplies to data. Our comprehensive set of integrated logistics and supply chain management services include supply chain management support (such as warehousing, logistics management, shipping/receiving and global property management), maintenance and reset of ground vehicles and electronics, business process outsourcing, transportation using contracted and government provided services and other field support services (including fielding, training and operations support).

Human Capital Resources

Our talented people have always been and continue to be our greatest asset. Our ability to deliver enduring value to our customers and their critical missions is enabled by the thoughtful innovation, tireless efforts and steadfast dedication of our people.  As of December 31, 2020, we employed approximately 9,400 people, 73% of whom hold security clearances and approximately 45% of whom are veterans.  The highly-skilled and cleared nature of our talent base enables us to quickly respond to customer needs and provides us with opportunities to understand and help solve our customers’ most challenging national security problems. Security clearance requirements, and the time and processes required to attain and maintain clearances, serve as a significant barrier to entry in our market.

At ManTech, we believe in the abilities and potential of our people. We invest in attracting, developing, and retaining our talented workforce by providing exciting work assignments and opportunities for skill development and career growth, and we recognize and reward our people for their contributions and accomplishments. In turn, our loyal and career-oriented professionals enjoy great trust and success in helping our customers meet the mission-critical needs of our government.

Training and Development

In recognition of our employees’ interest in career mobility and professional development, we launched our Career Enablement Initiative in 2020. ManTech's Career Enablement Initiative is an employee-initiated, leader supported, and enterprise-wide approach to career growth and development. Since inception, we have seen a rapid adoption of the initiative across the enterprise, as management works to incorporate the initiative into our Company’s culture. In addition, we now offer four career path journeys in the areas of Cyber, IT, Program/Project Management, and P&L Leadership, and have seen an increase in mobility of talent across the organization. Our ManTech University training program, established in 2006, serves as a training platform for the entire company, which we augment with our Skillsoft platform that provides a wide variety of training resources for our employees.

Employee Engagement

In 2020, our focus on the well being of our employees became even more critical, and we responded by helping our employees navigate the uncertainties and challenges associated with the COVID-19 pandemic. We supported our employees with the accommodations and support that enable them to continue supporting our customers and their missions despite the difficulties of these unprecedented times. We expanded our dedicated team of engagement specialists, both in reach and in scope, to proactively identify areas of vulnerability and connect with potentially affected employees, identify any trends that related to employee concern, and build engagement strategies to address systemic issues. Always looking to improve, we surveyed our employees to obtain valuable feedback about their experience and our business culture. We formed a COVID-19 task force to monitor and oversee our response to, and management of, challenges related to the pandemic. We developed and issued health and safety protocols and prepared our leaders to support and respond to the needs of our employees. We prioritized the engagement of our employees, providing our employees with timely and transparent communications, demonstrating strong and visible leadership, and reinforcing of our culture of compassion, which we believe helped us maintain business continuity and led to high levels of retention and employee engagement.

Our Customers

We derive the vast majority of our revenues from U.S. government customers. We have successful, long-standing relationships with these customers, having supported many of them for over half a century. Within the U.S. government, our revenues are well-diversified across a number of intelligence, defense and federal civilian agencies.

Backlog

At December 31, 2020, our backlog was $10.2 billion, of which $1.2 billion was funded backlog. At December 31, 2019, our backlog was $9.1 billion, of which $1.3 billion was funded backlog.

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

Seasonality

Our business is not seasonal. However, in order to avoid the loss of unexpended fiscal year funds it is not uncommon for U.S. government agencies to award extra tasks or complete other contract actions in the weeks and days leading up to September 30, which is the end of the government fiscal year. Additionally, our quarterly results are impacted by the number of working days in a given quarter. There are generally fewer working days for our employees to generate revenue in the first and fourth quarters of our fiscal year.

Competitive Landscape

We compete in a market shaped by customer requirements and federal budget priorities and constraints. Our key competitors currently include divisions of large defense contractors, as well as a number of large and mid-size U.S. government contractors with specialized capabilities. Because of the diverse requirements of U.S. government customers and the highly competitive nature of large procurements, we frequently collaborate with these and other companies to compete for large contracts, and we bid against these companies in other situations.

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

Item 1A.Risk Factors

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

Our business could be adversely affected by the COVID-19 pandemic or other similar global health pandemics, epidemics and/or other disease outbreaks.

The COVID-19 pandemic (and any future global health pandemics, epidemics and/or other disease outbreaks), and government responses to mitigate the impact of such crises, could adversely impact our ability to operate our business and therefore have a material adverse effect on our business, financial position, results of operations, liquidity and cash flows. Travel restrictions, social distancing guidelines and other preventative measures put in place by health organizations, federal, state, and local governments have altered the manner in which many of our employees work with our customers, and in response, we have modified our operating schedules and staffing and implemented telework or alternate work arrangements where possible. Notwithstanding our implementation of telework and other means of remote work for our employees that support impacted programs and our internal support organizations, some programs we support, by their nature, cannot accommodate remote work. These programs require shiftwork or the implementation of other mitigation strategies that enable us to maintain our workforce in a “mission ready” state, which has resulted in reduced utilization of that portion of the workforce. The COVID-19 pandemic could also affect our contract performance and could also result in increased costs that may not be fully recoverable, adequately covered by insurance, or addressed by the CARES Act or any subsequent legislative or regulatory measures.

Additionally, the COVID-19 pandemic, along with preventative measures put in place by health organizations and federal, state, and local governments, creates ancillary risks to our business, to include the risk of sustained declines in the capital markets, the risk of a sustained economic downturn or recession and other macroeconomic phenomena that could adversely affect customer demand for our services in the future. Furthermore, our business, financial position, results of operations, liquidity and/or cash flows could be adversely and materially affected if the COVID-19 pandemic worsens, lasts significantly longer than anticipated, and/or manifests in additional multiple waves of infection (whether due to new strains of the virus or vaccines providing less protection than expected). Significant and sustained disruptions at our customers could occur, which could in turn have a material adverse effect on our business, financial position, results of operations, liquidity and/or cash flows.

We may fail to attract and retain skilled and qualified employees with requisite specialized skill sets or security clearances, which could impair our ability to effectively serve our clients, require more subcontracting work than is optimal, impact our profitability and limit our growth prospects.

Our business depends in large part upon our ability to attract and retain sufficient numbers of employees who have advanced IT and technical services skills. Often, these employees must also hold some of the highest security clearances in the United States. Cleared people are in great demand (particularly as it relates to the limited supply of cleared personnel with certain IT and technical service skills), and we compete intensely with other U.S. government contractors, the U.S. government and private industry. The government and industry have recognized that the current process for obtaining security clearances is time-consuming, inefficient and can present a risk to customer mission. While some improvements have been made to the process in the last couple of years, security clearances at the highest levels may still take months or even years to complete. We anticipate that such personnel may remain a limited resource for the foreseeable future. If we are unable to hire a sufficient number of qualified employees or cannot obtain their appropriate security clearances in a timely manner, our ability to serve our clients could be harmed, and we may not be able to grow our business. Additionally, if we cannot hire sufficient qualified employees to staff our contracts, we may be required to engage more contracted personnel, which could reduce our profit margins. Even if we are able to attract the requisite skilled employees, intense competition for such employees may result in attrition in our employee ranks, and we may need to expend additional resources to hire, train and replace such personnel.

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

We create, implement and maintain IT and engineering systems, and provide services that are often critical to our customers' operations, some of which involve classified or other sensitive information in intelligence, national security and other classified or sensitive customer functions. Our network and systems are subject to continuous exposure to cyber and other security threats, including computer viruses, attacks by individual and state-sponsored computer hackers and physical break-ins. We also face a heightened risk of a security breach or disruption due to our custody of classified and other sensitive information. Like other government contractors, we are regularly the target of cyber incidents, and these attempted cyber intrusions are expected to continue to proliferate.

If we are unable to protect our network and systems from significant cyber attacks, or if we are unable to detect intrusion attempts or other cyber incidents quickly and remediate those incidents successfully, we may experience one or more of the following adverse effects:

•loss of revenue due to adverse customer reaction;
•exposure to claims for damages, or the incurrence of significant costs related to upgrading systems, networks and our cyber security program generally;
•loss of revenue due to the redeployment of staff for remediation efforts instead of work on billable contracts;
•damage to our reputation, which could adversely impact our ability to attract or retain customers or market our services that relate to the creation or maintenance of secure IT systems; and
•inability to successfully market services that rely on the creation and maintenance of secure IT systems.

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

As part of our operating strategy, we selectively pursue acquisitions. These transactions pose many risks, including:

•our inability to identify suitable acquisition candidates at prices we consider attractive;
•our inability to compete successfully for an identified acquisition candidate, consummate an acquisition or accurately estimate the financial effect of acquisitions on our business;
•difficulty retaining an acquired company's key employees, customers or contracts;
•difficulty integrating acquired businesses, resulting in unforeseen difficulties and greater expense than anticipated;
•our failure to discover or adequately assess liabilities of a business that we acquire; and
•the need to record write-downs from future impairments of intangible assets, which could reduce our future reported earnings.

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

On an annual basis, Congress must approve budgets that govern spending by the federal agencies that we support. In years when Congress is not able to complete its budget process before the end of the government fiscal year on September 30, Congress typically funds government operations pursuant to a continuing resolution, which allows federal government agencies to operate at the spending levels approved in the previous budget cycle. When the government operates under a continuing resolution, funding we expect to receive from customers for current work may be delayed and new initiatives may be delayed or even canceled. The government's failure to complete its budget process, or to fund government operations pursuant to a continuing resolution, may result in a federal government shutdown. A prolonged delay in Congressional budget approval could delay our customers’ procurement of our services and adversely impact our business and results of operations.

Legal and Regulatory Risks

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

U.S. government contracts contain provisions and are subject to laws and regulations that provide the government with rights and remedies not typically found in commercial contracts. Among other rights, these contracts give the government the ability to:

•terminate existing contracts for convenience, as well as for default;
•reduce orders under, or otherwise modify, contracts or subcontracts;
•decline to exercise an option to renew multi-year contracts or issue task orders under multiple award contracts;
•suspend or debar us from doing business with the U.S. government or with a government agency;
•terminate our facility security clearances and thereby prevent us from receiving classified contracts;
•claim rights in products and systems produced by us; and
•control or prohibit the export of our products and services.

If the government terminates a contract for convenience, we may recover only our incurred or committed costs, settlement expenses and profit on work completed prior to the termination. If the government terminates a contract for default, we may not even recover those amounts and may be held liable for excess costs incurred by the government in procuring undelivered items and services from another source. If one of our government customers were to unexpectedly terminate, cancel or decline to exercise an option to renew one or more of our significant contracts or programs, our revenues and operating results would be materially harmed.

We are subject to complex laws and regulations, and if we fail to comply with these laws and regulations, we could be subject to severe penalties and sanctions and harm our business.

As a government contractor, we are subject to numerous laws and regulations that govern how we conduct business with our customers. The following are among the more noteworthy laws and regulations:

•the Federal Acquisition Regulation and the Defense Federal Acquisition Regulation Supplement, which comprehensively regulate the formation, administration and performance of U.S. government contracts;
•Truthful Cost or Pricing Data, which requires certification and disclosure of all cost and pricing data in connection with contract negotiations;
•the Cost Accounting Standards and Cost Principles, which impose accounting requirements that govern our right to reimbursement under certain cost-reimbursable U.S. government contracts;
•laws, regulations and executive orders restricting the use and dissemination of information classified for national security purposes and the export of certain products, services and technical data;
•U.S. export controls, which apply when we engage in international work;
•the Foreign Corrupt Practices Act; and

•the False Claims Act, which prohibits the submission of fraudulent claims to the government for payment or approval. Actions under the False Claims Act may be brought by either the government or by individuals on behalf of the government (who may then share a portion of any recovery).

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

Our business operations are subject to a variety of risks associated with conducting business internationally, including, changes in or interpretations of foreign laws or policies that may adversely affect the performance of our services; political instability in foreign countries; business practices and customs that are unfamiliar or inconsistent with business practices in the U.S. We also provide services to the U.S. government in foreign countries that may be experiencing political unrest, war or terrorism. In connection with these deployments, we may be exposed to increased risk of incurring liabilities arising from incidents involving our employees or third parties. We may also incur additional costs in connection with such deployments, such as increased insurance costs, the cost of liabilities that are in excess of or not covered by our insurance policies, or the costs of repatriation of our employees or executives for reasons beyond our control.

Risks Related to Our Stock

Our quarterly operating results may fluctuate.

Our quarterly revenues and operating results may fluctuate as a result of a number of factors, many of which are outside of our control. For these reasons, comparing our operating results on a period-to-period basis may be of limited significance in some cases. In addition to the risk factors already identified in this section of our Form 10-K, a number of additional factors could cause our revenues, cash flows and operating results to vary from quarter-to-quarter, including:

•fluctuations in revenues earned on fixed-price contracts and contracts with a performance-based fee structure;
•timing of significant bid and proposal costs;
•seasonal or quarterly fluctuations in our workdays and staff utilization rates; and
•changes in the volume of purchase requests from customers for equipment and materials.

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

We have maintained a regular cash dividend program since 2011. We anticipate continuing to pay quarterly dividends during 2021. However, any future payment of dividends, including the timing and amount of any such dividends, is at the discretion of our Board of Directors and may depend upon our earnings, liquidity, financial condition, alternate capital deployment opportunities or any other factors that our Board of Directors considers relevant. A change in our regular cash dividend program could have an adverse effect on the market price of our common stock.

Mr. Pedersen, Chairman Emeritus, effectively controls us, and his interests may not be aligned with those of other stockholders.

As of December 31, 2020, Mr. Pedersen owned approximately 33% of our total outstanding shares of common stock. Holders of our Class B common stock are entitled to ten votes per share, while holders of our Class A common stock are entitled to only one vote per share. As of December 31, 2020, Mr. Pedersen beneficially owned 13,176,695 shares of Class B common stock and controlled approximately 83% of the combined voting power of our stock. Accordingly, Mr. Pedersen controls the vote on substantially all matters submitted to a vote of our stockholders. As long as Mr. Pedersen beneficially owns a majority of the combined voting power of our common stock, he will have the ability, without the consent of our public stockholders, to elect all members of our Board of Directors and to control our management and affairs. Mr. Pedersen's voting control may have the effect of preventing or discouraging transactions involving an actual or a potential change of control of us, regardless of whether a premium is offered over then-current market prices. Mr. Pedersen will also be able to cause a change of control of us.

Provisions in our charter documents and Delaware law may inhibit potential acquisition bids that our stockholders may consider favorable, and the market price of our Class A common stock may be lower as a result.

There are provisions in our certificate of incorporation and bylaws that make it more difficult for a third party to acquire, or attempt to acquire, control of us, even if a change of control were considered favorable by our stockholders. Among the provisions that could have an anti-takeover effect, are provisions relating to the following: the high vote nature of our Class B common stock; the ability of our Board to issue preferred stock; the inability of stockholders to take action by written consent; and advance notice requirements relating to director nominations or other proposals submitted by our stockholders.

General Risk Factors

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

As of December 31, 2020, our goodwill was $1.2 billion. The amount of our recorded goodwill may substantially increase in the future as a result of any acquisitions that we make. We evaluate the recoverability of recorded goodwill amounts annually, or when evidence of potential impairment exists. Impairment analysis is based on several factors requiring judgment and the use of estimates, which are inherently uncertain and based on assumptions that may prove to be inaccurate. Additionally, material changes in our financial outlook, as well as events outside of our control, such as deteriorating market conditions for companies in our industry, may indicate a potential impairment. When there is an impairment, we are required to write down the recorded amount of goodwill, which is reflected as a charge against operating income.

Item 1B.Unresolved Securities and Exchange Commission Staff Comments

We have not received any written comments from the SEC staff regarding our periodic or current reports under the Exchange Act that remain unresolved.

Item 2.Properties

We do not own any facilities or real estate that are material to our operations.

Item 3.Legal Proceedings

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

Item 4.Mine Safety Disclosures

Not applicable.

PART II

Item 5.Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our Class A common stock has been quoted on the Nasdaq Stock Market under the symbol “MANT” since our initial public offering on February 7, 2002. There is no established public market for our Class B common stock. As of February 17, 2021, there were 59 holders of record of our Class A common stock and 3 holders of record of our Class B common stock. The number of holders of record of our Class A common stock is not representative of the number of beneficial holders because many of the shares are held by depositories, brokers or nominees.

Dividend Policy

During fiscal years 2020 and 2019, we declared and paid quarterly dividends, each in the amount of $0.32 and $0.27 per share, respectively, on all issued and outstanding shares of common stock. For 2021, we anticipate we will continue paying quarterly dividends, and on February 17, 2021, the Board of Directors declared a quarterly cash dividend in the amount of $0.38 per share; however any future dividends declared will be at the discretion of our Board of Directors and will depend, among other factors, upon our earnings, liquidity, financial condition, alternate capital allocation opportunities or any other factors our Board of Directors deems relevant.

Recent Sales of Unregistered Securities

We did not issue or sell any securities in fiscal year 2020 that were not registered under the Securities Act of 1933.

Equity Compensation Plan Information

Information regarding our equity compensation plans and the securities authorized for issuance thereunder is incorporated by reference in Item 12 “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

Purchase of Equity Securities

We did not purchase equity securities during the year ended December 31, 2020.

Performance Graph

The stock performance graph compares the cumulative total shareholder return of our common stock to the NASDAQ Composite-Total Returns Index, Standard & Poor's MidCap 400 Index, Russell 2000 Index and Standard & Poor's 1500 IT Consulting & Services Index. The period measured is December 31, 2015 to December 31, 2020. The graph assumes an investment of $100 in our common stock and each of the indices with reinvestment of all dividends.

Item 6.Selected Financial Data

The selected financial data presented for each of the five years ended December 31, 2020 is derived from our audited consolidated financial statements. The selected financial data presented should be read in conjunction with our consolidated financial statements, the notes to our consolidated financial statements and Item 7 “Management's Discussion and Analysis of Financial Condition and Results of Operations.”

	Year Ended December 31,
	2020	2019 (1)	2018 (2)	2017 (3)	2016
	(in thousands, except per share amounts)
Statement of Income Data:
Revenues	$2,518,384	$2,222,559	$1,958,557	$1,717,018	$1,601,596
Operating income	$158,049	$138,325	$112,742	$98,194	$90,963
Net income	$120,530	$113,890	$82,097	$114,141	$56,391
Basic earnings per share (Class A and B)	$2.99	$2.85	$2.08	$2.94	$1.48
Diluted earnings per share (Class A and B)	$2.97	$2.83	$2.06	$2.91	$1.47
Dividend per share	$1.28	$1.08	$1.00	$0.84	$0.84

Balance Sheet Data:
Working capital	$147,566	$154,753	$196,652	$138,879	$229,659
Goodwill (4)	$1,237,894	$1,191,259	$1,085,806	$1,084,560	$955,874
Total assets	$2,213,664	$2,107,914	$1,803,871	$1,744,475	$1,598,464
Long term debt	$15,000	$36,500	$7,500	$31,000	$—

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
(4) Over the past five years, we completed 7 acquisitions. In aggregate, these acquisitions have added $318.3 million in goodwill. For additional information on our recent acquisitions, see Note 5 to our consolidated financial statements in Item 8.

Item 7.Management's Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

We provide mission-focused technology solutions and services for U.S. defense, intelligence community and federal civilian agencies. We excel in full-spectrum cyber, secure mission & enterprise IT, advanced data analytics, software and systems development, intelligent systems engineering, intelligence mission support and mission operations.

Approximately 98% of our revenues during the year ended December 31, 2020 were generated from contracts with the U.S. government, or through prime contractors supporting the U.S. government. The U.S. government is the largest consumer of services and solutions in the U.S. In government fiscal year (GFY) 2020, the U.S. government obligated approximately $393 billion on contracted services, a 10% increase from the prior year. Our business is impacted by the overall U.S. government budget and the alignment of our capabilities and offerings with the U.S. government's spending priorities. The Department of Defense (DoD) is the largest purchaser of services and solutions in the U.S. government.

The COVID-19 Pandemic

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

On March 27, 2020, the Coronavirus Aid, Relief and Economic Security (CARES) Act was enacted. The CARES Act includes a provision (Section 3610) under which government contractors can seek reimbursement for employee's salaries when they are prevented from accessing worksites or are subject to reduced work schedules and can't telecommute. The precise application of this provision, including what type of costs will be reimbursed, the earliest date cost-reimbursement will be applicable, and whether fee recovery will be included in the reimbursement, are determinations being made at the individual government agency or contract level. Currently, our customers are reimbursing costs incurred without fee. The fee impacts were largely offset by increases related to increased labor utilization (due to reductions in the use of paid time off) and reduced indirect spending due to travel restrictions imposed in response to the pandemic.

On December 27, 2020, Congress passed, and the President signed into law the Consolidated Appropriations Act of 2021. The Act funds the federal government through GFY 2021 and contains $696 billion of funding for defense. Additionally, the Act extends the reimbursement period for Section 3610 of the CARES Act through March 31, 2021. We are continuing to monitor the impacts of the pandemic and the rollout of the vaccine to the population. We cannot predict the duration of the pandemic nor the timing and impact of the vaccine, however, an extended duration of the pandemic may have adverse impact on our results of operations.

Acquisitions

We continually monitor U.S. government spending and budgetary priorities to align our investments in new capabilities to drive organic growth. We will selectively pursue acquisitions that broaden our domain expertise and service offerings and/or establish relationships with new customers. In 2020, we acquired Minerva Engineering and Tapestry Technologies. Minerva Engineering is a leading provider in advanced cybersecurity solutions focused on risk and vulnerability assessment, incident response, cyber intrusion detection, and wireless signal discovery. Tapestry Technologies provides unique insight and cybersecurity solutions to the U.S. Defense Information Systems Agency (DISA) and the Department of Defense (DoD). Since going public in 2002, we have acquired and integrated 32 businesses into our operations.

Pricing

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

We classify indirect costs incurred as cost of services and general and administrative expenses in the same manner as such costs are defined in our disclosure statements under the government's Cost Accounting Standards. Over time, we may change how certain indirect costs are allocated based on organizational changes and to maintain competitive cost structures. These changes may result in certain costs shifting between cost of services and general and administrative expenses from year to year.

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

Results of Operations
Year Ended December 31, 2020 Compared to Year Ended December 31, 2019

The following table sets forth certain items from our consolidated statements of income and the relative percentages that certain items of expense and earnings bear to revenues as well as the year-over-year change from December 31, 2019 to December 31, 2020.

	Year Ended December 31,				Year-to-Year Change
	2020	2019	2020	2019	2019 to 2020
	Dollars		Percentages		Dollars	Percent
	(dollars in thousands)
REVENUES	$2,518,384	$2,222,559	100.0%	100.0%	$295,825	13.3%
Cost of services	2,138,791	1,893,461	84.9%	85.2%	245,330	13.0%
General and administrative expenses	221,544	190,773	8.8%	8.6%	30,771	16.1%
OPERATING INCOME	158,049	138,325	6.3%	6.2%	19,724	14.3%
Interest expense	(1,900)	(2,594)	0.1%	0.1%	(694)	(26.8)%
Interest income	247	450	—%	—%	(203)	(45.1)%
Other income (expense), net	1	(83)	—%	—%	84	101.2%
INCOME FROM OPERATIONS BEFORE INCOME TAXES AND EQUITY METHOD INVESTMENTS	156,397	136,098	6.2%	6.1%	20,299	14.9%
Provision for income taxes	(35,865)	(22,212)	1.4%	1.0%	13,653	61.5%
Equity in earnings (losses) of unconsolidated subsidiaries	(2)	4	—%	—%	(6)	(150.0)%
NET INCOME	$120,530	$113,890	4.8%	5.1%	$6,640	5.8%

Revenues

The primary drivers of the increase in our revenues are revenues from new contract awards, growth on existing contracts and the acquisitions we completed during the year. These increases were offset by contracts and tasks that ended during the year and reduced scope of work on some contracts including contracts with variable material purchase requirements. We expect revenues to increase in 2021 due to recent and future new contract awards and growth on existing programs.

Cost of services

The increase in cost of services was primarily due to increases in revenues. As a percentage of revenues, direct labor costs were 49% and 47% for the years ended December 31, 2020 and 2019, respectively. As a percentage of revenues, other direct costs, which include subcontractors and third party equipment and materials used in the performance of our contracts, were 36% and 39% for the years ended December 31, 2020 and 2019, respectively. Due to the pandemic, we have seen an increase in labor utilization as our workforce has reduced the amount of paid time off taken. As a result of travel restrictions and other protocols to mitigate the spread of the virus, we have incurred less travel related other direct costs. Depending on the duration of the pandemic, we may continue to experience a similar shift in our mix of direct labor and other direct costs. Due to an allocation change of certain indirect costs, we expect cost of services as a percentage of revenue to increase in 2021.

General and administrative expenses

The increase in general and administrative expenses was primarily the result of investments we made to support the growth of our business, infrastructure improvements, bad debt expense, amortization of acquisition related intangibles and legal matters. These increases were partially offset by reduced travel, conference expenses, and other indirect expenses due to the impacts of COVID. As a percentage of revenues, general and administrative expenses increased for the year ended December 31, 2020 as compared to the same period in 2019. In 2021, due to changes in the allocation basis of certain indirect costs, we expect general and administrative expenses to decrease as a percentage of revenue.

Provision for income taxes

Our effective tax rate is affected by recurring items, such as the relative amount of income we earn in various taxing jurisdictions and their tax rates. It is also affected by discrete items that may occur in any given year, but are not consistent from year-to-year. Our effective income tax rate was 23% and 16% for the years ended December 31, 2020 and 2019, respectively. During 2019, we completed a project to improve the method by which we identify expenditures that qualify for the research and development tax credit. The benefit of the improved method for identifying research and development credits was applied for tax years 2015 through 2019 and included in the effective income tax rate for the year ended December 31, 2019. For the year ended December 31, 2020, the effective tax rate increased because the benefit for the research and development tax credit was only for the current year. We expect our effective tax rate to slightly increase in 2021. For additional information concerning the research and development tax credit, see Note 13 to our consolidated financial statements in Item 8.

Year Ended December 31, 2019 Compared to Year Ended December 31, 2018

To review the comparison of our results of operations for the fiscal year ended December 31, 2019 with our results of operations for the fiscal year ended December 31, 2018, please refer to the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019.

Backlog

For the years ended December 31, 2020 and 2019 our backlog was $10.2 billion and $9.1 billion, respectively, of which $1.2 billion and $1.3 billion, respectively, was funded backlog. The increase in our backlog is due to our receipt of new contract awards and our acquisitions. We believe our backlog, together with new contract awards, will support continued growth in our business. Backlog represents estimates that we calculate on a consistent basis. For additional information on how we compute backlog, see “Backlog” in Item 1 “Business.”

Liquidity and Capital Resources

Historically, our primary liquidity needs have been the financing of acquisitions, working capital, payment under our cash dividend program and capital expenditures. Our primary sources of liquidity are cash provided by operations and our revolving credit facility.

On December 31, 2020, our cash and cash equivalents balance was $41.2 million. There were $15.0 million in outstanding borrowings under our revolving credit facility at December 31, 2020. At December 31, 2020, we were contingently liable under letters of credit totaling $6.2 million, which reduced our ability to borrow under our revolving credit facility by that amount. The maximum available borrowings under our revolving credit facility at December 31, 2020 were $478.8 million.

Generally, cash provided by operating activities is adequate to fund our operations, including payments under our regular cash dividend program. Due to short-term fluctuations in our cash flows and level of operations, it may become necessary from time-to-time to increase borrowings under our revolving credit facility to meet cash demands.

Cash Flows from Operating Activities

Our operating cash flow is primarily affected by our ability to invoice and collect from our clients in a timely manner, our ability to manage our vendor payments and the overall profitability of our contracts. We bill most of our customers monthly after services are rendered. Our accounts receivable days sales outstanding (DSO) were 56 and 59 for the quarters ended December 31, 2020 and 2019, respectively. For the years ended December 31, 2020 and 2019, our net cash flows from operating activities were $247.2 million and $221.4 million, respectively. The increase in net cash flows from operating activities during the year ended December 31, 2020 when compared to the same period in 2019 was primarily due to an increase in non-cash operating expenses and the timing of accrued salaries and related expenses.

Cash Used in Investing Activities

Our cash used in investing activities consists primarily of business combinations, purchases of property and equipment and investments in capitalized software for internal use. For the years ended December 31, 2020 and 2019, our net cash used in investing activities were $150.1 million and $214.9 million, respectively. For the year ended December 31, 2020, our net cash used in investing activities were primarily due to the acquisitions of Minerva Engineering and Tapestry Technologies and the

purchase of equipment to support our managed IT service contracts and infrastructure investments. For the year ended December 31, 2019, our net cash used in investing activities were primarily due to the acquisitions of Kforce Government Solutions and H2M Group and the purchase of equipment to support managed IT service contracts, infrastructure and capitalized software for internal use.

Cash Flows Used in Financing Activities

For the years ended December 31, 2020 and 2019, our net cash used in financing activities were $64.8 million and $2.9 million, respectively. For the year ended December 31, 2020, our net cash used in financing activities were primarily due to dividends paid and net repayments under our revolving credit facility, offset by the proceeds from the exercise of stock options. For the year ended December 31, 2019, our net cash used in financing activities was primarily due to dividends paid, offset by net borrowings under our revolving credit facility to fund our acquisitions this year and proceeds from the exercise of stock options.

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

Borrowings under our credit agreement are collateralized by substantially all of our assets of us and those of our Material Subsidiaries (as defined in the credit agreement) and bear interest at one of the following variable rates as selected by us at the time of borrowing: a London Interbank Offer Rate (LIBOR) based rate plus market spreads (1.25% to 2.25% based on our consolidated total leverage ratio) or Bank of America's base rate plus market spreads (0.25% to 1.25% based on our consolidated total leverage ratio).

The terms of the credit agreement permit prepayment and termination of the loan commitments at any time, subject to certain conditions. The credit agreement requires us to comply with specified financial covenants, including the maintenance of certain consolidated leverage ratios and a certain consolidated coverage ratio. The credit agreement also contains various covenants, including affirmative covenants with respect to certain reporting requirements and maintaining certain business activities, and negative covenants that, among other things, may limit or impose restrictions on our ability to incur liens, incur additional indebtedness, make investments, make acquisitions and undertake certain other actions. As of, and during the fiscal years ending December 31, 2020 and 2019, we were in compliance with our financial covenants under the credit agreement.

There was $15.0 million and $36.5 million outstanding on our revolving credit facility at December 31, 2020 and 2019, respectively.

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

Dividend

During the years ended December 31, 2020 and 2019, we declared and paid quarterly dividends in the amount of $0.32 and $0.27 per share on both classes of common stock. On February 17, 2021, we declared a quarterly cash dividend in the amount of $0.38 per share, to be paid on March 26, 2021. While we expect to continue the regular cash dividend program, any future dividends declared will be at the discretion of our Board of Directors and will depend, among other factors, upon our results of operations, financial condition and cash requirements, as well as such other factors our Board of Directors deems relevant.

Off-Balance Sheet Arrangements

In the ordinary course of business, we use letters of credit to satisfy certain contractual terms with our customers. As of December 31, 2020, $6.2 million in letters of credit were issued but undrawn. We have an outstanding performance bond in connection with a contract between ManTech MENA, LLC and Jadwalean International Operations and Management Company to fulfill technical support requirements for the Royal Saudi Air Force. This performance bond is guaranteed by a letter of credit in the amount of $5.7 million.

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

Revenue Recognition and Cost Estimation

We account for a contract when both we and the customer approve and commit; our rights and those of the customer are identified, payment terms are identified; the contract has commercial substance; and collectability of consideration is probable. At contract inception, we identify the distinct goods or services promised in the contract, referred to as performance obligations. Then we determine the transaction price for the contract; the consideration to which we can expect in exchange for the promised goods or services in the contract. The transaction price can be a fixed or variable amount. It is common for our contracts to contain award fees, incentive fees or other provisions that can either increase or decrease the transaction price. These variable amounts generally are awarded upon achievement of certain performance metrics, program milestones or cost targets and can be based upon customer discretion. We estimate variable consideration as the most likely amount to which we expect to be entitled. We include estimated amounts in the transaction price when it is probable that a significant reversal of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is resolved. Our estimates of variable consideration and determination of whether to include estimated amounts in the transaction price are based largely on an assessment of our anticipated performance and historical, current and forecasted information that is reasonably available to us. The transaction price is allocated to each distinct performance obligation using our best estimate of the standalone selling price for each distinct good or service promised in the contract. The primary method used to estimate standalone selling price is the expected cost plus a margin approach, under which we forecast our expected costs of satisfying a performance obligation and then add an appropriate margin for that distinct good or service promised. Revenue is recognized when, or as, the performance obligation is satisfied.

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

In reviewing goodwill for impairment, we have the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the estimated fair value of a reporting unit is less than its carrying amount. If we elect to perform a qualitative assessment and determine that it is more likely than not that the fair value of the reporting unit is less than it carry amount, then we will perform the quantitative impairment test (described below). We also may bypass the qualitative assessment for any reporting unit in any period and, proceed directly to perform the quantitative impairment test.
The quantitative goodwill impairment test, used to identify both the existence of impairment and the amount of the impairment loss, compares the fair value of a reporting unit with its carrying amount, including goodwill. If the fair value of a reporting unit exceeds its carrying amount, the goodwill of the reporting unit is not impaired. If the carrying amount of a reporting unit exceeds its fair value, an impairment loss will be recognized in the amount equal to that excess, limited to the total amount of goodwill allocated to that reporting unit.

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

As a result of the internal reorganization, the composition of the carrying amount and the resulting carrying amount of net assets of our reporting units changed, which required us to reallocate goodwill across our reporting units based on the relative fair value as of July 1, 2020. As of our annual test as of October 31, 2020, we performed a qualitative assessment to determine if it more likely than not that the estimated fair value of our reporting is less than the carrying amount. Based on our the results of our qualitative assessment, we determined it was unnecessary to perform a quantitative impairment test.

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

Contractual Obligations

Our contractual obligations as of December 31, 2020 are as follows (in thousands):

	Payments Due By Period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Operating lease obligations (1)	$118,311	$33,220	$59,820	$18,237	$7,034
Debt obligations (2)	15,000	—	15,000	—	—
Accrued defined benefit obligations (3)	674	73	138	126	337
Finance lease obligations (1)	443	182	237	23	1
Other long-term liabilities (4)	322	154	168	—	—
Total	$134,750	$33,629	$75,363	$18,386	$7,372

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
(4) Excludes approximately $11.7 million of gross unrecognized tax benefits as we are not able to reasonably estimate the timing of future cash flows to such unrecognized tax benefits. See Note 13 to our consolidated financial statements in Item 8 for additional information regarding gross unrecognized tax benefits. Excludes finance lease liabilities-long term.

Item 7A.Quantitative and Qualitative Disclosures about Market Risk

Our exposure to market risk relates to changes in interest rates for borrowings under our revolving credit facility. At December 31, 2020, we had $15.0 million outstanding on our revolving credit facility. Borrowings under our revolving credit facility bear interest at variable rates. A hypothetical 10% increase in interest rates would have a $0.1 million effect on our interest expense for the year ended December 31, 2020.

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

Item 8.Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of ManTech International Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of ManTech International Corporation and subsidiaries (the "Company") as of December 31, 2020 and 2019, the related consolidated statements of income, comprehensive income, changes in stockholders' equity, and cash flows, for each of the three years in the period ended December 31, 2020, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 19, 2021, expressed an unqualified opinion on the Company's internal control over financial reporting.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Revenue from Contracts with Customers — Refer to Notes 2 and 3 to the financial statements

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

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to management’s conclusion on amount, timing and presentation of revenue recognition, as well as the estimates of total costs and fees for the performance obligations that recognize revenue using a cost-based input method included the following, among others:
•We tested the effectiveness of controls over contract revenue, including management’s controls over the initial setup of new contract arrangements and the estimates of total costs and fees for performance obligations.
•We developed an expectation of revenue and compared it to the recorded balance.
•For a selection of contracts we performed elements of the following for each contract:
–Evaluated the terms and conditions of each contract and the appropriateness of the accounting treatment in accordance with generally accepted accounting principles by:
–Inspecting the executed contract to test that the facts on which management’s conclusions were reached were consistent with the actual terms and conditions of the contract.
–Evaluating the contract within the context of the five-step model prescribed by ASC 606, Revenue from Contracts with Customers, and evaluating whether management’s conclusions were appropriate by evaluating the nature of the promises within the contract, the interrelationship of the promised services provided, the pattern by which obligations are fulfilled, the number of performance obligations identified, and which party is responsible for fulfillment.
–Involving industry experts in evaluating the appropriateness of management’s conclusions.
–Compared the transaction price to the consideration expected to be received based on current rights and obligations under the contracts and any modifications that were agreed upon with the customers.
–Tested the accuracy and completeness of the costs incurred to date for the performance obligation.
–Evaluated the estimates of total cost and fees for the performance obligation by:
–Comparing costs incurred to date to the costs management estimated to be incurred by that date.
–Evaluating management’s ability to achieve the estimates of total cost and fees by performing corroborating inquiries with the Company’s project managers, and comparing the estimates to management’s work plans.
–Comparing management’s estimates for the selected contracts to costs and fees of similar performance obligations, when applicable.
–Tested the mathematical accuracy of management’s calculation of revenue for the performance obligation.
•We analyzed adjustments in contract estimates recorded during the year to assess whether such adjustments were the result of changes in facts and circumstances and not estimates that were previously inaccurate.

/s/ Deloitte & Touche LLP
Mclean, Virginia
February 19, 2021
We have served as the Company's auditor since 1999.

MANTECH INTERNATIONAL CORPORATION
CONSOLIDATED BALANCE SHEETS
(In Thousands Except Share and Per Share Amounts)

	December 31,
	2020	2019
ASSETS
Cash and cash equivalents	$41,193	$8,854
Receivables—net	400,621	398,976
Prepaid expenses	26,243	20,030
Taxes receivable—current	21,968	21,996
Other current assets	6,354	4,878
Total Current Assets	496,379	454,734
Goodwill	1,237,894	1,191,259
Other intangible assets—net	202,231	196,778
Property and equipment—net	121,296	85,631
Operating lease right of use assets	94,825	117,728
Employee supplemental savings plan assets	37,848	36,777
Investments	11,549	11,550
Other assets	11,642	13,457
TOTAL ASSETS	$2,213,664	$2,107,914
LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Accounts payable	$142,360	$138,029
Accrued salaries and related expenses	123,953	97,298
Contract liabilities	37,218	27,620
Operating lease obligations—current	30,105	29,047
Accrued expenses and other current liabilities	15,177	7,987
Total Current Liabilities	348,813	299,981
Deferred income taxes	141,638	131,782
Operating lease obligations—long term	80,242	103,148
Accrued retirement	36,310	35,552
Long term debt	15,000	36,500
Other long-term liabilities	12,249	10,309
TOTAL LIABILITIES	634,252	617,272
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY
Common stock, Class A—$0.01 par value; 150,000,000 shares authorized; 27,538,474 and 27,235,860 shares issued at December 31, 2020 and 2019; 27,294,361 and 26,991,747 shares outstanding at December 31, 2020 and 2019	275	272
Common stock, Class B—$0.01 par value; 50,000,000 shares authorized; 13,176,695 and 13,187,195 shares issued and outstanding at December 31, 2020 and 2019	132	132
Additional paid-in capital	545,717	525,851
Treasury stock, 244,113 and 244,113 shares at cost at December 31, 2020 and 2019	(9,158)	(9,158)
Retained earnings	1,042,676	973,767
Accumulated other comprehensive loss	(230)	(222)
TOTAL STOCKHOLDERS' EQUITY	1,579,412	1,490,642
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$2,213,664	$2,107,914
See notes to consolidated financial statements.

MANTECH INTERNATIONAL CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(In Thousands Except Per Share Amounts)

	Year Ended December 31,
	2020	2019	2018
REVENUES	$2,518,384	$2,222,559	$1,958,557
Cost of services	2,138,791	1,893,461	1,678,100
General and administrative expenses	221,544	190,773	167,715
OPERATING INCOME	158,049	138,325	112,742
Interest expense	(1,900)	(2,594)	(2,378)
Interest income	247	450	161
Other income (expense), net	1	(83)	80
INCOME FROM OPERATIONS BEFORE INCOME TAXES AND EQUITY METHOD INVESTMENTS	156,397	136,098	110,605
Provision for income taxes	(35,865)	(22,212)	(28,530)
Equity in earnings (losses) of unconsolidated subsidiaries	(2)	4	22
NET INCOME	$120,530	$113,890	$82,097
BASIC EARNINGS PER SHARE:
Class A common stock	$2.99	$2.85	$2.08
Class B common stock	$2.99	$2.85	$2.08
DILUTED EARNINGS PER SHARE:
Class A common stock	$2.97	$2.83	$2.06
Class B common stock	$2.97	$2.83	$2.06

See notes to consolidated financial statements.

MANTECH INTERNATIONAL CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In Thousands)

	Year Ended December 31,
	2020	2019	2018
NET INCOME	$120,530	$113,890	$82,097
OTHER COMPREHENSIVE INCOME (LOSS):
Translation adjustments, net of tax	(41)	(77)	(27)
Actuarial gain (loss) on defined benefit pension plans, net of tax	33	(19)	245
Cumulative-effect adjustment for adoption of Accounting Standards Update 2018-02	—	(24)	—
Total other comprehensive income (loss)	(8)	(120)	218
COMPREHENSIVE INCOME	$120,522	$113,770	$82,315

See notes to consolidated financial statements.

MANTECH INTERNATIONAL CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(In Thousands)

	December 31,
	2020	2019	2018
Common Stock, Class A
At beginning of year	$272	$268	$263
Stock option exercises	2	3	4
Stock-based compensation expense	1	1	1
At end of year	275	272	268
Common Stock, Class B
At beginning of year	132	132	132
At end of year	132	132	132
Additional Paid-In Capital
At beginning of year	525,851	506,970	492,030
Stock option exercises	10,247	12,892	12,591
Stock-based compensation expense	11,365	7,492	5,072
Payment consideration to tax authority on employees' behalf	(1,746)	(1,503)	(2,723)
At end of year	545,717	525,851	506,970
Treasury Stock, at cost
At beginning of year	(9,158)	(9,158)	(9,158)
At end of year	(9,158)	(9,158)	(9,158)
Retained Earnings
At beginning of year	973,767	903,084	860,027
Net income	120,530	113,890	82,097
Dividends	(51,621)	(43,207)	(39,627)
Cumulative-effect adjustment for adoption of Accounting Standards Update 2014-09	—	—	587
At end of year	1,042,676	973,767	903,084
Accumulated Other Comprehensive Loss
At beginning of year	(222)	(102)	(320)
Translation adjustments, net of tax	(41)	(77)	(27)
Actuarial gain (loss) on defined benefit pension plans, net of tax	33	(19)	245
Cumulative-effect adjustment for adoption of Accounting Standard Update 2018-02	—	(24)	—
At end of year	(230)	(222)	(102)
Total Stockholders' Equity	$1,579,412	$1,490,642	$1,401,194

See notes to consolidated financial statements

MANTECH INTERNATIONAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)

	Year Ended December 31,
	2020	2019	2018
CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES:
Net income	$120,530	$113,890	$82,097
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	70,300	55,879	52,569
Noncash lease expense	28,169	27,619	—
Deferred income taxes	9,856	15,739	11,762
Stock-based compensation expense	11,366	7,493	5,073
Bad debt expense	5,244	3,000	—
Contract loss reserve	(372)	(1,481)	—
(Gain) loss on sale and retirement of property and equipment	(172)	171	75
Equity in (earnings) losses of unconsolidated subsidiaries	2	(4)	(22)
Change in assets and liabilities—net of effects from acquired businesses:
Receivables-net	1,298	24,660	(87,098)
Prepaid expenses	(5,963)	419	(613)
Taxes receivable—current	28	(21,996)	18,732
Other current assets	(987)	4,060	(1,321)
Employee supplemental savings plan asset	(5,208)	(6,297)	1,754
Other long-term assets	(1,827)	97	(953)
Accounts payable	(303)	14,707	3,904
Accrued salaries and related expenses	24,666	2,796	2,095
Contract liabilities	9,149	(589)	6,110
Accrued expenses and other current liabilities	9,248	(3,857)	1,423
Operating lease obligations	(31,055)	(28,520)	—
Accrued retirement	758	4,553	(3,518)
Other long-term liabilities	2,010	9,380	1,384
Other	507	(313)	(14)
Net cash flow from operating activities	247,244	221,406	93,439
CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES:
Acquisition of businesses-net of cash acquired	(78,815)	(152,851)	(5,279)
Purchases of property and equipment	(71,129)	(54,795)	(30,114)
Investment in capitalized software for internal use	(5,193)	(3,677)	(5,018)
Proceeds from corporate owned life insurance	4,137	21	1,300
Proceeds from sale of property and equipment	869	—	—
Deferred contract costs	—	(3,878)	(5,233)
Proceeds from equity method investment	—	283	—
Net cash used in investing activities	(150,131)	(214,897)	(44,344)
CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES:
Borrowings under revolving credit facility	302,500	624,000	575,500
Repayments under revolving credit facility	(324,000)	(595,000)	(599,000)
Dividends paid	(51,618)	(43,205)	(39,624)
Proceeds from exercise of stock options	10,249	12,895	12,595
Payment consideration to tax authority on employee's behalf	(1,746)	(1,503)	(2,723)
Principal paid on financing leases	(159)	(136)	—
Net cash used in financing activities	(64,774)	(2,949)	(53,252)
NET CHANGE IN CASH AND CASH EQUIVALENTS	32,339	3,560	(4,157)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	8,854	5,294	9,451
CASH AND CASH EQUIVALENTS, END OF PERIOD	$41,193	$8,854	$5,294

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest	$1,819	$2,436	$2,315
Noncash investing and financing activities:
Noncash investing activities	$5,480	$5,981	$340
Operating lease obligations arising from obtaining right of use assets	$6,459	$31,010	$—
Finance lease obligations arising from obtaining right of use assets	$107	$368	$—

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2020, 2019 and 2018

1.Description of the Business

ManTech International Corporation (depending on the circumstances, “ManTech” “Company” “we” “our” “ours” or “us”) provides mission-focused technology solutions and services for U.S. defense, intelligence community and federal civilian agencies. We excel in full-spectrum cyber, secure mission & enterprise IT, advanced data analytics, software and systems development, intelligent systems engineering, intelligence mission support and mission operations.

2.Summary of Significant Accounting Policies

Principles of Consolidation - Our consolidated financial statements include the accounts of ManTech International Corporation, subsidiaries we control and variable interest entities that are required to be consolidated. All intercompany accounts and transactions have been eliminated.

Use of Accounting Estimates - We prepare our consolidated financial statements in conformity with U.S. GAAP, which requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. These estimates involve judgments with respect to, among other things, various future economic factors that are difficult to predict and are beyond our control. Therefore, actual amounts could differ from these estimates.

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

In reviewing goodwill for impairment, we have the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the estimated fair value of a reporting unit is less than its carrying amount. If we elect to perform a qualitative assessment and determine that it is more likely than not that the fair value of the reporting unit is less than its carry amount, then we will perform the quantitative impairment test (described below). We also may bypass the qualitative assessment for any reporting unit in any period and, proceed directly to perform the quantitative impairment test.

The quantitative goodwill impairment test, is used to identify both the existence of impairment and the amount of the impairment loss, compares the fair value of a reporting unit with its carrying amount, including goodwill. If the fair value of a reporting unit exceeds its carrying amount, the goodwill of the reporting unit is not impaired. If the carrying amount of a reporting unit exceeds its fair value, an impairment loss will be recognized in the amount equal to that excess, limited to the total amount of goodwill allocated to that reporting unit.

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

Other Intangible Assets - Contract rights and other intangible assets are amortized primarily using the pattern of benefits method over periods ranging from 1 year to 25 years.

We account for the cost of computer software developed or obtained for internal use in accordance with Accounting Standards Codification (ASC) 350-985, Intangibles - Goodwill and Other - Software. These capitalized software costs are included in other intangible assets, net.

We account for software development costs related to software products for sale, lease or otherwise marketed in accordance with ASC 985-20, Software - Costs of Software to Be Sold, Leased, or Marketed. For projects fully funded by us, development costs are capitalized from the point of demonstrated technological feasibility until the point in time that the product is available for general release to customers. Once the product is available for general release, capitalized costs are amortized based on units sold or on a straight-line basis over a period of 5 years or other such shorter period as may be required.

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

We determine whether a contract is or contains a lease at inception. A contract is or contains a lease if the contract conveys the right to control the use of identified property or equipment (an identified asset) for a period of time in exchange for consideration. We have the right to control the use of the identified asset when we have both of the following: the right to obtain substantially all of the economic benefits from use of the identified asset and the right to direct the use of the identified asset. In making this determination, we consider all relevant facts and circumstances. We reassess whether a contract is or contains a lease only if the terms and conditions of the contract are changed. We account for lease components and nonlease components associated with a lease as a single lease component. Operating leases are included in Operating lease right of use assets, Operating lease obligations—current and Operating lease obligations—long term on our consolidated balance sheets. Finance leases are included in Property and equipment—net, Accrued expenses and other current liabilities and Other long-term liabilities on our consolidated balance sheets.

Our ROU asset is recognized as the lease obligation, any initial direct costs and any prepaid lease payments, less any lease incentives. Our lease obligations are recognized based on the present value of the future minimum lease payments over the lease term at commencement date. Our lease payments consist of amounts relating to the use of the underlying asset during the lease term, specifically fixed payments, payments to be made in optional periods when we are reasonably certain to exercise an option to extend the lease or not to exercise an option to terminate the lease and the amounts probable of being owed by us under residual guarantees. Our variable lease payments are excluded in measuring ROU assets and lease obligations because they do not depend on an index or a rate or are not in substance fixed payments. We exclude lease incentives and initial direct costs incurred from our lease payments. Our leases typically do not provide an implicit rate, we use our incremental borrowing rate based on the information available at the commencement date in determining the present value of future payments.

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

For finance leases, after lease commencement, we measure our lease obligation by using the effective interest rate method. In each period, the lease obligation will be increased to reflect the interest that is accrued on the related lease obligation by using the appropriate discount rate, offset by a decrease in the lease obligation resulting from the periodic lease payments. We recognize the ROU asset at cost, reduced by any accumulated depreciation. The ROU asset is depreciated on a straight-line basis. Together, the interest expense and depreciation expense result in a front-loaded expense profile. We will present interest expense and depreciation expense separately on our consolidated statements of income.

In our consolidated statements of income, we recognize lease expense within general and administrative expense or cost of goods sold depending on the use of the underlying lease. For leases classified as financing, the interest on lease obligations is classified within interest expense.

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

Investments where we have less than 20% ownership interest in the investee and lack the ability to exercise significant influence are accounted for under ASC 321-10-35, Investments - Equity Securities. Under this topic, our investment equals our cost, less impairment, if any. For investments without a readily determinable fair value, we perform a qualitative assessment to determine if any impairment indicator is present. If an indicator is present, we estimate the fair value to determine if the fair value was less than its carrying value. If the fair value is less than its carrying value or if there is an observable price change through a similar security from the same issuer, we would record an impairment.

Deferred Contract Costs - Costs of obtaining or fulfilling a contract that meet the criteria in ASC 340, Other Assets and Deferred Costs, are capitalized and amortized on a systematic basis that is consistent with the transfer of goods or services to the customer. Deferred contract costs are reported on our consolidated balance sheets within current or non-current other assets based on the expected life of the related contract. At December 31, 2020 and 2019, we had $6.6 million and $9.4 million, respectively, of deferred contract costs related to the fulfillment of future contract obligations. For the year ended December 31, 2020 and 2019, we recorded amortization expense of $2.8 million and $2.5 million, respectively.

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

Revenue Recognition - We account for a contract when: both we and the customer approve and commit; our rights and those of the customer are identified, payment terms are identified; the contract has commercial substance; and collectability of consideration is probable. At contract inception, we identify the distinct goods or services promised in the contract, referred to as performance obligations. Then we determine the transaction price for the contract; the consideration to which we can expect in exchange for the promised goods or services in the contract. The transaction price can be a fixed or variable amount. It is common for our contracts to contain award fees, incentive fees or other provisions that can either increase or decrease the transaction price. These variable amounts generally are awarded upon achievement of certain performance metrics, program milestones or cost targets and can be based upon customer discretion. We estimate variable consideration at the most likely amount to which we expect to be entitled. We include estimated amounts in the transaction price to the extent it is probable that a significant reversal of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is resolved. Our estimates of variable consideration and determination of whether to include estimated amounts in the transaction price are based largely on an assessment of our anticipated performance and historical, current and forecasted information that is reasonably available to us. The transaction price is allocated to each distinct performance obligation using our best estimate of the standalone selling price for each distinct good or service promised in the contract. The primary method used to estimate standalone selling price is the expected cost plus a margin approach, under which we forecast our expected costs of satisfying a performance obligation and then add an appropriate margin for that distinct good or service promised. Revenue is recognized when, or as, the performance obligation is satisfied.

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

We have an Estimate at Completion process in which management reviews the progress and execution of our performance obligations. As part of this process, management reviews information including, but not limited to, any outstanding key contract matters, progress towards completion and the related program schedule, identified risks and opportunities and the related changes in estimates of revenue and costs. The risks and opportunities include management’s judgment about the ability and cost to achieve the contract milestones and other technical contract requirements. Management must make assumptions and estimates regarding labor productivity and availability, the complexity of the work to be performed, the availability of materials, the length of time to complete the performance obligation, execution by our subcontractors, the availability and timing of funding from our customer and overhead cost rates, among other variables. A significant change in one or more of these estimates could affect the profitability of our contracts. For the year ended December 31, 2020, the aggregate impact of adjustments in contract estimates increased our revenue by $10.8 million. No adjustment on any one contract was material to our consolidated financial statements for the year ended December 31, 2020.

Contract Costs - Contract costs include direct labor, direct materials, overhead and, when applicable, general and administrative expenses. Incremental costs of obtaining a contract that we expect to recover are recognized as deferred contract costs and are amortized on a systematic basis that is consistent with the transfer to the customer of the goods or services. Other incremental costs are expensed when incurred. Costs of fulfilling a contract that relate directly to a contract or to an anticipated contract that can be specifically identified, generate or enhance resources that will be used in satisfying future performance obligations and are expected to be recovered, are recognized as deferred contract costs and amortized on a systematic basis that is consistent with the transfer of the goods or services to the customer. Other costs of fulfilling a contract (costs of wasted materials, labor or other resources to fulfill the contracts that were not reflected in the price of the contract and costs that relate to satisfied performance obligations in the contract) are expensed when incurred.

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

Stock-based Compensation - We account for stock-based compensation in accordance with ASC 718, Compensation - Stock Compensation, which requires the use of a valuation model to calculate the fair value of stock-based awards. We have elected to use the Black-Scholes-Merton pricing model to determine fair value of stock options on the dates of grant for our stock options. The fair value of stock options is recognized as operating expenses or is capitalized, as appropriate, straight-line over the period in which service is provided in exchange for the award. The grant date fair value of the restricted stock is equal to the closing market price of our common stock on the date of grant. The compensation expense for restricted stock is recognized over the service period and is based on the grant date fair value of the shares. The grant date fair value of the restricted stock unit (RSU) is equal to the closing market price of our common stock on the grant date less the present value of dividends expected to be awarded during the service period. We recognize the grant date fair value of RSUs of shares we expect to issue as compensation expense ratably over the requisite service period. We account for forfeitures as they occur.

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

Recently Adopted ASUs

ASUs adopted during the year ended December 31, 2020 did not have a material impact on our consolidated financial statements.

Recently Issued But Not Yet Adopted ASUs

ASUs effective after December 31, 2020 are not expected to have a material effect on our consolidated financial statements.

3.Revenue from Contracts with Customers

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

We have one reportable segment. Our U.S. government customers typically exercise independent decision-making and contracting authority. Offices or divisions within an agency or department of the U.S. government may directly, or through a prime contractor, use our services as a separate customer as long as the customer has independent decision-making and contracting authority within its organization. We treat sales to U.S. government customers as sales within the U.S. regardless of where the services are performed. We generated 99%, 99% and 98% from revenue generated in the U.S. for the years ended December 31, 2020, 2019 and 2018, respectively.

The following tables disclose revenue (in thousands) by contract type, customer and prime or subcontractor for the periods presented.

	Year Ended December 31,
	2020	2019	2018
Cost-reimbursable	$1,724,056	$1,541,687	$1,325,024
Fixed-price	485,847	451,312	435,599
Time-and-materials	308,481	229,560	197,934
	$2,518,384	$2,222,559	$1,958,557

	Year Ended December 31,
	2020	2019	2018
U.S. Government	$2,476,655	$2,175,734	$1,913,461
State agencies, international agencies and commercial entities	41,729	46,825	45,096
	$2,518,384	$2,222,559	$1,958,557

	Year Ended December 31,
	2020	2019	2018
Prime contractor	$2,297,452	$1,995,471	$1,742,097
Subcontractor	220,932	227,088	216,460
	$2,518,384	$2,222,559	$1,958,557

We deliver a broad array of IT and technical services solutions under contracts with the U.S. government, state and local governments and commercial customers. The components of receivables are as follows (in thousands):

	December 31, 2020	December 31, 2019
Billed receivables	$312,991	$311,061
Unbilled receivables	106,007	99,493
Allowance for doubtful accounts	(18,377)	(11,578)
Receivables-net	$400,621	$398,976

Receivables at December 31, 2020 are expected to be substantially collected within one year except for approximately $1.9 million, of which a majority is related to U.S. government receivables. We do not believe that we have significant exposure to credit risk as billed receivable and unbilled receivables are primarily due from the U.S. government. The allowance for doubtful accounts represents our estimate for exposure to compliance, contractual issues and bad debts related to prime contractors. We measure future expected credit losses expected to occur over the estimated life or remaining contractual life of an asset (which includes losses that may be incurred in future periods). When we identify receivables with unique risk characteristics, we evaluate such receivables on an individual basis. A change in our assessment of the creditworthiness of a prime contractor on one of our contracts resulted in an increase in allowance for doubtful accounts during 2020.

The following table discloses contract liabilities (in thousands):

	December 31, 2020	December 31, 2019
Contract liabilities	$37,218	$27,620

Changes in the balance of contract liabilities are primarily due to the timing difference between our performance and our customers' payments. For the year ended December 31, 2020, the amount of revenue that was included in the opening contract liabilities balance was $22.5 million.

The remaining performance obligation at December 31, 2020 was $2.8 billion. The following table discloses when we expect to recognize the remaining performance obligation as revenue (in billions):

For the year ending
December 31, 2021	December 31, 2022	Thereafter
$2.0	$0.3	$0.5

4.Leases

We elected to adopt ASC 842 using the modified retrospective method at the beginning of the period of adoption, January 1, 2019, through the recognition of a lease obligation and corresponding right of use asset. We elected the following transition related practical expedients: not to reassess whether any expired or existing contracts are or contain leases, not to reassess lease classification as determined under ASC 840, Leases, and, not to reassess initial direct costs for any existing lease. We have also elected not to apply the recognition and measurement requirements to short-term leases (less than 1 year). Prior to the adoption of ASC 842, we accounted for leases under the requirements of ASC 840. Office space and equipment rent expense totaled approximately $39.9 million for the year ended December 31, 2018. The amounts for years prior to the adoption on January 1, 2019 have not been adjusted under the modified retrospective method.

Our operating leases are primarily made up of real estate. Our variable lease payments do not depend on an index or a rate or are not in substance fixed payments. Our leases have remaining lease terms of 1 month to 10 years, some of which include options to extend the leases for up to 14 years, and some of which include options to terminate the leases within 1 year. Our transportation vehicles and equipment leases include a residual value guarantee, which is a guarantee made to the lessor that the value of the underlying asset returned to the lessor at the end of the lease will be at least a specific amount. We sublease some of our real estate space. Sublease income is immaterial and is presented net with the corresponding lease expense. We recognize payments related to short-term leases (less than one year) as expense on a straight-line basis over the lease term and variable lease payments in the period in which the obligation for those payments were incurred. As such, our short-term lease expense for the year ended December 31, 2020 and 2019 was $6.3 million and $5.4 million, respectively. For the year ended December 31, 2020 and 2019, we incurred variable lease costs of $2.7 million and $2.4 million, respectively.

The balance sheet information related to our leases was as follows (dollars in thousands):

	December 31, 2020	December 31, 2019
Operating Leases
Operating lease right of use assets	$94,825	$117,728

Operating lease obligations—current	$30,105	$29,047
Operating lease obligations—long term	$80,242	$103,148

Finance Leases
Property and equipment—gross	$705	$641
Accumulated depreciation	(330)	(206)
Property and equipment—net	$375	$435

Accrued expenses and other current liabilities	$178	$142
Other long-term liabilities	$227	$297

The components of lease expense were as follows (in thousands):

	For the year ended December 31,
	2020	2019
Operating lease expenses	$33,873	$33,622

Finance Leases
Depreciation of right of use assets	$168	$147
Interest on lease liabilities	$36	$44

The weighted average information related to leases was as follows:

	December 31, 2020	December 31, 2019
Weighted Average Remaining Lease Term
Operating leases	4 years	5 years
Finance leases	3 years	3 years
Weighted Average Discount Rate
Operating leases	4%	3%
Finance leases	4%	5%

Future minimum lease payments under non-cancellable leases as of December 31, 2020 were as follows (in thousands):

For the year ended:	Operating Leases	Financing Leases
December 31, 2021	$33,220	$182
December 31, 2022	32,731	176
December 31, 2023	27,090	61
December 31, 2024	14,174	11
December 31, 2025	4,063	12
Thereafter	7,033	1
Total future minimum lease payments	118,311	443
Less imputed interest	(7,964)	(38)
Total	$110,347	$405

5.Acquisitions

Tapestry Technologies (Tapestry)—On December 11, 2020, we completed the acquisition of Tapestry through a share purchase agreement by and among ManTech International Corporation, Tapestry Technologies, Inc., Project Tribune Holdings, Inc. (Holdco), and all of the shareholders of the Holdco. Tapestry provides unique insight and cybersecurity solutions to the U.S. Defense Information Systems Agency (DISA) and the Department of Defense (DoD). This acquisition broadens our footprint with DISA, serves as a springboard into the broader Defense Department IT marketspace, and provides us access to well-funded DISA and DoD programs.

The acquisition was accounted for as a business combination. The results of Tapestry's operations have been included in our consolidated financial statements since that date. We funded the acquisition with cash on hand and borrowing under our revolving credit facility.

The preliminary purchase price was $46.3 million and it includes an estimated working capital adjustment. The preliminary purchase price was preliminarily allocated to the underlying assets and liabilities based on their estimated fair value at the date of acquisition. The excess of the purchase price over the fair value of assets acquired and liabilities assumed was recorded as goodwill. As we are still in the process of reviewing the fair value of the assets acquired and liabilities assumed, the purchase price allocation for Tapestry is not complete as of December 31, 2020. In accordance with ASC 805, Business Combinations, we expect to finalize our purchase price allocation within one year of the acquisition date.

Recognition of goodwill is largely attributed to the value paid for Tapestry's capabilities, which will broaden our footprint within DISA and the Defense Department IT marketplace. The goodwill recorded for this transaction will be deductible for tax purposes over 15 years. The components of other intangible assets associated with the acquisition were customer relationships and backlog valued at $15.1 million and $1.4 million, respectively. The fair values of the customer relationships and backlog were determined using the excess earnings method (income approach) in which the value is derived from an estimation of the after-tax cash flows specifically attributable to backlog and customer relationships. Assumptions used in the analysis included revenue and expense forecasts, contributory asset charges, tax amortization benefit and discount rates. Customer contracts and related relationships represent the underlying relationships and agreements with Tapestry's existing customers. Customer relationships are amortized using the pattern of benefits method over their estimated useful lives of approximately 20 years.

Backlog is amortized using the pattern of benefits method over its estimated useful life of 2 years. The weighted-average amortization period of other intangibles is 18 years.

The following table represents the preliminary purchase price allocation for Tapestry (in thousands):

Cash and cash equivalents	$37
Receivables	3,614
Prepaid expenses	225
Goodwill	27,196
Other intangible assets	16,500
Property and equipment	269
Operating lease right of use assets	934
Other assets	10
Accounts payable	(483)
Accrued salaries and related expenses	(1,142)
Operating lease obligations—current	(457)
Operating lease obligations—long term	(453)
Net assets acquired and liabilities assumed	$46,250

For the year ended December 31, 2020, we incurred approximately $0.1 million of acquisition costs related to the Tapestry transaction, which are included in general and administrative expenses in our consolidated statement of income.

Minerva Engineering (Minerva)—On November 9, 2020, we completed the acquisition of Minerva through a membership interest purchase agreement by and among ManTech International Corporation., Minerva Engineering, LLC and NH Holdco LLC. Minerva is a leading provider of advanced cyber services that support the intelligence community, including risk and vulnerability assessment, incident response and cyber intrusion detection, and wireless signal discovery. This acquisition enhances and expands our cyber defense capabilities within the intelligence community, adding new customers, new past performance qualifications, mission-critical contracts, and highly skilled, cleared professionals that increase our deep cyber security talent base.

The acquisition was accounted for as a business combination. The results of Minerva's operations have been included in our consolidated financial statements since that date. We paid for the acquisition with cash on November 9, 2020 and a short-term promissory note that was paid on November 12, 2020.

The preliminary purchase price was $32.6 million and it includes an estimated working capital adjustment. The preliminary purchase price was preliminarily allocated to the underlying assets and liabilities based on their estimated fair value at the date of acquisition. The excess of the purchase price over the fair value of assets acquired and liabilities assumed was recorded as goodwill. As we are still in the process of reviewing the fair value of the assets acquired and liabilities assumed, the purchase price allocation for Minerva is not complete as of December 31, 2020. In accordance with ASC 805, Business Combinations, we expect to finalize our purchase price allocation within one year of the acquisition date.

Recognition of goodwill is largely attributed to the value paid for Minerva's capabilities, which will broaden our footprint within the intelligence community through the addition of differentiated capabilities and access to new customers and contracts. The goodwill recorded for this transaction will be deductible for tax purposes over 15 years. The components of other intangible assets associated with the acquisition were customer relationships and backlog valued at $10.5 million and $1.1 million, respectively. The fair values of the customer relationships and backlog were determined using the excess earnings method (income approach) in which the value is derived from an estimation of the after-tax cash flows specifically attributable to backlog and customer relationships. Assumptions used in the analysis included revenue and expense forecasts, contributory asset charges, tax amortization benefit and discount rates. Customer contracts and related relationships represent the underlying relationships and agreements with Minerva's existing customers. Customer relationships are amortized using the pattern of benefits method over their estimated useful lives of approximately 20 years. Backlog is amortized using the pattern of benefits method over its estimated useful life of 2 years. The weighted-average amortization period for other intangible assets is 18 years.

The following table represents the preliminary purchase price allocation for Minerva (in thousands):

Cash and cash equivalents	$56
Receivables	4,573
Prepaid expenses	25
Goodwill	19,428
Other intangible assets	11,600
Property and equipment	148
Operating lease right of use assets	968
Other assets	29
Accounts payable	(1,870)
Accrued salaries and related expenses	(847)
Contract liabilities	(449)
Operating lease obligations—current	(384)
Accrued expenses and other current liabilities	(141)
Operating lease obligations—long term	(562)
Net assets acquired and liabilities assumed	$32,574

For the year ended December 31, 2020, we incurred approximately $0.4 million of acquisition costs related to the Minerva transaction, which are included in general and administrative expenses in our consolidated statement of income.

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

The purchase price of $38.5 million, which includes the finalized working capital adjustment, was allocated to the underlying assets and liabilities based on their estimated fair value at the date of acquisition. The excess of the purchase price over the fair value of assets acquired and liabilities assumed was recorded as goodwill. The purchase price allocation for H2M is complete as of December 31, 2020.

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

The following table represents the finalized purchase price allocation for H2M (in thousands):

Cash and cash equivalents	$29
Receivables	4,187
Prepaid expenses	188
Other current assets	5
Goodwill	25,089
Other intangible assets	11,900
Property and equipment	56
Operating lease right of use assets	152
Other assets	7
Accounts payable	(1,956)
Accrued salaries and related expenses	(1,023)
Operating lease obligations—long term	(152)
Net assets acquired and liabilities assumed	$38,482

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

The following table represents the finalized purchase price allocation for KGS (in thousands):

Cash and cash equivalents	$154
Receivables	17,071
Prepaid expenses	368
Other current assets	168
Goodwill	80,374
Other intangible assets	34,839
Property and equipment	361
Accounts payable	(5,035)
Accrued salaries and related expenses	(4,421)
Accrued expenses and other current liabilities	(1,860)
Deferred income taxes	(7,087)
Other long-term liabilities	(379)
Net assets acquired and liabilities assumed	$114,553

For the year ended December 31, 2019, we incurred approximately $0.9 million of acquisition costs related to the KGS transaction, which are included in general and administrative expenses in our consolidated statement of income.

6.Earnings per Share

Under ASC 260, Earnings per Share, the two-class method is an earnings allocation formula that determines earnings per share for each class of common stock according to dividends declared (or accumulated) and participation rights in undistributed earnings. Under that method, basic and diluted earnings per share data are presented for each class of common stock.

In applying the two-class method, we determined that undistributed earnings should be allocated equally on a per share basis between Class A and Class B common stock. Under our Certificate of Incorporation, the holders of the common stock are entitled to participate ratably, on a share-for-share basis as if all shares of common stock were of a single class, in such dividends, as may be declared by the Board of Directors. During the years ended December 31, 2020, 2019 and 2018, we declared and paid quarterly dividends, in the amount of $0.32, $0.27 and $0.25 per share on both classes of common stock.

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

The net income available to common stockholders and weighted average number of common shares outstanding used to compute basic and diluted earnings per share for each class of common stock are as follows (in thousands, except per share amounts):

	Year Ended December 31,
	2020	2019	2018
Distributed earnings	$51,621	$43,207	$39,627
Undistributed earnings	68,909	70,683	42,470
Net income	$120,530	$113,890	$82,097

Class A common stock:
Basic net income available to common stockholders	$81,087	$76,294	$54,715
Basic weighted average common shares outstanding	27,105	26,763	26,354
Basic earnings per share	$2.99	$2.85	$2.08

Diluted net income available to common stockholders	$81,405	$76,555	$54,937
Effect of potential exercise of stock options	328	279	324
Diluted weighted average common shares outstanding	27,433	27,042	26,678
Diluted earnings per share	$2.97	$2.83	$2.06

Class B common stock:
Basic net income available to common stockholders	$39,443	$37,596	$27,382
Basic weighted average common shares outstanding	13,185	13,188	13,189
Basic earnings per share	$2.99	$2.85	$2.08

Diluted net income available to common stockholders	$39,125	$37,335	$27,160
Diluted weighted average common shares outstanding	13,185	13,188	13,189
Diluted earnings per share	$2.97	$2.83	$2.06

For the years ended December 31, 2020, 2019 and 2018, options to purchase 213,248 shares, 288,133 shares and 293,898 shares, respectively, were outstanding but not included in the computation of diluted earnings per share because the options' effect would have been anti-dilutive. For the years ended December 31, 2020, 2019 and 2018, there were 223,405 shares, 338,748 shares and 420,524 shares, respectively, issued from the exercise of stock options.

7.Property and Equipment

Major classes of property and equipment are summarized as follows (in thousands):

	December 31,
	2020	2019
Furniture and equipment	$194,470	$150,640
Leasehold improvements	62,293	49,625
Finance leases	705	641
Property and equipment-gross	257,468	200,906
Accumulated depreciation and amortization	(136,172)	(115,275)
Property and equipment-net	$121,296	$85,631

Depreciation and amortization expense related to property and equipment for the years ended December 31, 2020, 2019 and 2018 was $39.5 million, $27.6 million and $25.5 million, respectively.

8.Goodwill and Other Intangible Assets

The changes in the carrying amounts of goodwill during fiscal years 2020 and 2019 were as follows (in thousands):

Goodwill Balance
Goodwill at December 31, 2018	$1,085,806
Acquisitions	105,453
Goodwill at December 31, 2019	1,191,259
Acquisitions	46,624
Acquisition fair value adjustment	11
Goodwill at December 31, 2020	$1,237,894

Other intangible assets consisted of the following (in thousands):

	December 31, 2020			December 31, 2019
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Other intangible assets:
Contract and program intangible assets	$430,632	$242,194	$188,438	$402,532	$221,437	$181,095
Capitalized software	54,605	40,812	13,793	52,411	36,728	15,683
Total other intangible assets-net	$485,237	$283,006	$202,231	$454,943	$258,165	$196,778

Amortization expense relating to intangible assets for the years ended December 31, 2020, 2019 and 2018 was $27.6 million, $25.4 million and $26.3 million, respectively. Amortization expense for the year ended December 31, 2020 includes an impairment of $1.4 million for capitalized software. We estimate that we will have the following amortization expense for the future periods indicated below (in thousands):

Year ending:
December 31, 2021	$24,581
December 31, 2022	$24,232
December 31, 2023	$19,612
December 31, 2024	$17,486
December 31, 2025	$15,423

9.Debt
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

Borrowings under our credit agreement are collateralized by substantially all of our assets and our Material Subsidiaries (as defined in the credit agreement) and bear interest at one of the following variable rates as selected by us at the time of borrowing: a LIBOR based rate plus market spreads (1.25% to 2.25% based on our consolidated total leverage ratio) or Bank of America's base rate plus market spreads (0.25% to 1.25% based on our consolidated total leverage ratio). The aggregate annual weighted average interest rates were 2.32% and 4.11% for the years ended December 31, 2020 and 2019, respectively.

The terms of the credit agreement permit prepayment and termination of the loan commitments at any time, subject to certain conditions. The credit agreement requires us to comply with specified financial covenants, including the maintenance of certain leverage ratios and a certain consolidated coverage ratio. The credit agreement also contains various covenants, including affirmative covenants with respect to certain reporting requirements and maintaining certain business activities, and negative covenants that, among other things, may limit or impose restrictions on our ability to incur liens, incur additional indebtedness, make investments, make acquisitions and undertake certain other actions. As of, and during the fiscal years ending, December 31, 2020 and 2019, we were in compliance with our financial covenants under the credit agreement.

There was $15.0 million and $36.5 million outstanding on our revolving credit facility at December 31, 2020 and 2019, respectively. The weighted average borrowings under the revolving portion of the facility during the years ended December 31, 2020 and 2019 were $37.3 million and $37.0 million, respectively. The maximum available borrowing under the revolving credit facility at December 31, 2020 was $478.8 million. At December 31, 2020 and 2019, we had $6.2 million and $5.8 million, respectively, outstanding on our letter of credit that reduces our availability to borrow under our revolving credit facility.

10.Commitments and Contingencies

Contracts with the U.S. government, including subcontracts, are subject to extensive legal and regulatory requirements and, from time-to-time, agencies of the U.S. government, in the ordinary course of business, investigate whether our operations are conducted in accordance with these requirements and the terms of the relevant contracts. U.S. government investigations of us, whether related to our U.S. government contracts or conducted for other reasons, could result in administrative, civil, or criminal liabilities, including repayments, fines or penalties being imposed upon us, or could lead to suspension or debarment from future U.S. government contracting activities. Management believes it has adequately reserved for any losses that may be experienced from any investigation of which it is aware. The Defense Contract Audit Agency has completed our incurred cost audits through 2016 with no material adjustments. The remaining audits for 2017 through 2020 are not expected to have a material effect on our financial position, results of operations or cash flow and management believes it has adequately reserved for any losses.

In the normal course of business, we are involved in certain governmental and legal proceedings, claims and disputes and have litigation pending under several suits. We believe that the ultimate resolution of these matters will not have a material effect on our financial position, results of operations or cash flows, except for the matter noted below.

We have $6.2 million outstanding on our letter of credit, of which $5.7 million is related to an outstanding performance bond in connection with a contract between ManTech MENA, LLC and Jadwalean International Operations and Management Company to fulfill technical support requirements for the Royal Saudi Air Force.

11.Stockholders' Equity and Stock-Based Compensation

Common Stock - We have 150,000,000 shares of authorized Class A common stock, par value $0.01 per share. We have 50,000,000 shares of authorized Class B common stock, par value $0.01 per share. On December 31, 2020, there were 27,294,361 shares of Class A common stock outstanding, 244,113 shares of Class A common stock recorded as treasury stock and 13,176,695 shares of Class B common stock outstanding.

Holders of Class A common stock are entitled to one vote for each share held of record and holders of Class B common stock are entitled to ten votes for each share held of record, except with respect to any “going private transaction” (generally, a transaction in which George J. Pedersen (our Chairman Emertius), his affiliates, his direct and indirect permitted transferees or a group, generally including Mr. Pedersen, such affiliates and permitted transferees, seek to buy all outstanding shares), as to which each share of Class A common stock and Class B common stock are entitled to one vote per share. The Class A common stock and the Class B common stock vote together as a single class on all matters submitted to a vote of stockholders, including the election of directors, except as required by law. Holders of common stock do not have cumulative voting rights in the election of directors.

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

Preferred Stock - We are authorized to issue an aggregate of 20,000,000 shares of preferred stock, $0.01 par value per share, the terms and conditions of which are determined by our Board of Directors upon issuance. The rights, preferences and privileges of holders of our common stock are subject to, and may be adversely affected by, the rights of holders of any shares of preferred stock that we may designate and issue in the future. At December 31, 2020 and 2019, no shares of preferred stock were outstanding and the Board of Directors currently has no plans to issue a series of preferred stock.

Accounting for Stock-Based Compensation:

Our 2016 Management Incentive Plan (the Plan) was designed to attract, retain and motivate key employees. The types of awards available under the Plan include stock options, restricted stock and RSUs, among others. Equity awards granted under the Plan are settled in shares of Class A common stock. At the beginning of each year, the Plan provides that the number of shares available for issuance automatically increases by an amount equal to 1.5% of the total number of shares of Class A and Class B common stock outstanding on December 31st of the previous year. On January 2, 2021, there were 607,066 additional shares made available for issuance under the Plan. Through December 31, 2020, the Board of Directors has authorized the issuance of up to 15,751,005 shares under this Plan. Through December 31, 2020, the remaining aggregate number of shares of our common stock available for future grants under the Plan was 7,160,951. The Plan expires in March 2026.

The Plan is administered by the Compensation Committee of our Board of Directors, along with its delegates. Subject to the express provisions of the Plan, the Committee has the Board of Directors' authority to administer and interpret the Plan, including the discretion to determine the exercise price, vesting schedule, contractual life and the number of shares to be issued.

Stock Compensation Expense - For the years ended December 31, 2020, 2019 and 2018, we recorded $11.4 million, $7.5 million and $5.1 million of stock-based compensation expense, respectively. No compensation expense of employees with stock awards was capitalized during the years ended December 31, 2020, 2019 and 2018. For the year ended December 31, 2020, 2019 and 2018 we recorded $1.6 million, $2.1 million and $3.4 million, respectively, to income tax benefit related to the exercise of stock options, vested cancellations and the vesting of restricted stock and restricted stock units.

Stock Options - Under the Plan, we have issued stock options. A stock option granted gives the holder the right, but not the obligation to purchase a certain number of shares at a predetermined price for a specific period of time. We typically issue options that vest over 3 years in equal installments beginning on the first anniversary of the date of grant. Under the terms of the Plan, the contractual life of the option grants may not exceed 8 years. During the years ended December 31, 2019 and 2018, we issued options that expire 5 years from the date of grant. There were no options granted during the year ended December 31, 2020.

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

The following weighted-average assumptions were used for option grants during the years ended December 31, 2019 and 2018:

•Volatility - The expected volatility of the options granted was estimated based upon historical volatility of our share price through weekly observations of our trading history.

•Expected life of options - The expected life of options granted to employees was determined from historical exercises of the grantee population. The options had graded vesting over 3 years in equal installments beginning on the first anniversary of the date of the grant and a contractual term of 5 years.

•Risk-free interest rate - The yield on zero-coupon U.S. Treasury strips was used to extrapolate a forward-yield curve. This “term structure” of future interest rates was then input into a numeric model to provide the equivalent risk-free rate to be used in the Black-Scholes-Merton model based on the expected term of the underlying grants.

•Dividend yield - The Black-Scholes-Merton valuation model requires an expected dividend yield as an input. For the years ended December 31, 2019 and 2018, we have calculated our expected dividend yield based on an expected annual cash dividend of $1.08 per share and $1.00 per share, respectively.

The following table summarizes weighted-average assumptions used in our calculations of fair value for the years ended December 31, 2019 and 2018:

	Year Ended December 31,
	2019	2018
Volatility	27.21%	26.57%
Expected life of options	3 years	3 years
Risk-free interest rate	1.98%	2.72%
Dividend yield	1.76%	2.00%

Stock Option Activity - There were no options granted during the year ended December 31, 2020. The weighted-average fair value of options granted during the years ended December 31, 2019 and 2018, as determined under the Black-Scholes-Merton valuation model, was $12.07 and $10.42, respectively. Option grants that vested during the years ended December 31, 2020, 2019 and 2018 had a combined fair value of $3.6 million, $2.5 million and $1.5 million, respectively.

The following table summarizes stock option activity for the years ended December 31, 2020, 2019 and 2018:

	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value (in thousands)	Weighted Average Remaining Contractual Life
Stock options outstanding at December 31, 2017	1,169,408	$35.88	$16,731
Granted	466,828	$54.87
Exercised	(420,524)	$30.05	$12,411
Cancelled and expired	(122,312)	$43.85
Stock options outstanding at December 31, 2018	1,093,400	$45.34	$8,776
Granted	489,947	$63.87
Exercised	(338,748)	$37.94	$9,641
Cancelled and expired	(108,504)	$51.21
Stock options outstanding at December 31, 2019	1,136,095	$54.98	$28,291
Exercised	(223,405)	$46.72	$6,897
Cancelled and expired	(126,863)	$61.17
Stock options outstanding at December 31, 2020	785,827	$56.33	$25,629	3 years

Stock options exercisable at December 31, 2020	432,184	$52.05	$15,944	2 years

The following table summarizes non-vested stock options for the year ended December 31, 2020:

	Number of Shares	Weighted Average Fair Value
Non-vested stock options at December 31, 2019	845,555	$10.88
Vested	(368,592)	$9.88
Cancelled	(123,320)	$11.63
Non-vested stock options at December 31, 2020	353,643	$11.66

Unrecognized compensation expense related to outstanding stock options was $3.0 million as of December 31, 2020, which is expected to be recognized over a weighted-average period of one year and will be adjusted for forfeitures as they occur.

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

Restricted Stock Activity - The following table summarizes the restricted stock activity during the years ended December 31, 2020 and 2019:

	Number of Shares	Weighted Average Fair Value
Non-vested restricted stock at December 31, 2018	20,000	$52.83
Granted	24,000	$62.66
Vested	(20,000)	$52.83
Non-vested restricted stock at December 31, 2019	24,000	$62.66
Granted	24,000	$71.11
Vested	(24,000)	$62.66
Non-vested restricted stock at December 31, 2020	24,000	$71.11

RSUs - Under the Plan, we issued performance-based and time-based RSUs. RSUs are not actual shares, but rather a right to receive shares in the future. The shares are not issued and the employee cannot sell or transfer shares prior to vesting and has no voting rights until the RSUs vest. Employees who are granted RSUs do not receive dividend payments during the vesting period. The employees' performance-based RSUs will result in the delivery of shares if (a) performance criteria is met and (b) the employee remains employed, in good standing, through the date of the performance period of two years. The employees' time-based RSUs will result in the delivery of shares in one-third increments on the first, second and third anniversaries of the date of grant. Shares are issued net of applicable payroll tax withholdings. The grant date fair value of the RSUs is equal to the closing market price of our common stock on the grant date less the present value of dividends expected to be awarded during the service period. We recognize the grant date fair value of RSUs of shares we expect to issue as compensation expense ratably over the requisite service period.

RSU Activity - The following table summarizes the RSU activity during the years ended December 31, 2020 and 2019:

	Number of Units	Weighted Average Fair Value
RSUs at December 31, 2018	137,596	$45.11
Granted	145,440	$59.43
Vested	(60,915)	$42.75
Forfeited	(11,294)	$51.88
RSUs at December 31, 2019	210,827	$55.31
Granted	266,880	$68.83
Vested	(73,047)	$53.85
Forfeited	(57,861)	$64.52
RSUs at December 31, 2020	346,799	$64.48

12.Retirement Plans

As of December 31, 2020, we maintained a qualified defined contribution plan. Our qualified defined contribution plan covers substantially all employees and complies with Section 401 of the Internal Revenue Code. Under this plan, we stipulated a basic matching contribution that matches a portion of the participants' contribution based upon a defined schedule. Additionally, this plan contains a discretionary contribution component where we may contribute additional amounts based on a percentage of eligible employees' compensation. Contributions are invested by an independent investment company. The choice of investment alternatives is at the election of each participating employee. Our contributions to the plan were approximately $33.0 million, $26.7 million and $23.5 million for the years ended December 31, 2020, 2019 and 2018, respectively.

As of December 31, 2020, we maintained an Employee Supplemental Savings Plan (ESSP), which is a nonqualified deferred compensation plan for certain key employees. Prior to January 1, 2020, eligible employees could defer up to 75% of qualified annual base compensation and 100% of bonus. Effective for the 2020 plan year, additional deferrals have been suspended. Contributions made in 2020 relate to deferrals on bonuses earned in 2019 but paid in 2020. In the ESSP, participant deferral accounts are credited with a rate of return based on investment elections as selected by the participant. The assets related to the ESSP are held in a rabbi trust owned by us for benefit of the participating employees. The trust investments are in the form of variable universal life insurance products, which are owned by us. These investments seek to replicate the return of the participant investment elections. Employee contributions to this plan were approximately $0.5 million, $3.4 million and $3.4 million for the years ended December 31, 2020, 2019 and 2018, respectively.

We maintained a nonqualified supplemental defined benefit pension plan for certain retired employees of an acquired company as of December 31, 2020. These plans were informally and partially funded beginning in 1999 through a rabbi trust. Assets held in a rabbi trust are not eligible to be included in the calculation of plan status. At both December 31, 2020 and 2019, 100% of the rabbi trust assets were invested in a money market account with a commercial bank. All covered employees retired prior to 1998. Our benefit obligation was $0.7 million and $0.7 million at December 31, 2020 and 2019, respectively.

13.Income Taxes

The domestic and foreign components of income operations before income taxes and equity method investments were as follows (in thousands):

	Year Ended December 31,
	2020	2019	2018
Domestic	$156,496	$136,164	$110,514
Foreign	(99)	(66)	91
Income from operations before income taxes and equity method investments	$156,397	$136,098	$110,605

The provision for income taxes was comprised of the following components (in thousands):

	Year Ended December 31,
	2020	2019	2018
Federal	$16,296	$(9,092)	$11,602
State	7,463	6,015	4,937
Foreign	140	97	133
Current provision (benefit)	23,899	(2,980)	16,672
Federal	8,183	13,451	8,010
State	1,710	2,301	3,586
Deferred provision	9,893	15,752	11,596
Federal	1,996	9,440	234
State	87	—	28
Foreign	(10)	—	—
Non-current provision resulting from allocating tax benefits directly to changes in liabilities	2,073	9,440	262
Provision for income taxes	$35,865	$22,212	$28,530

The schedule of effective income tax rate reconciliation is as follows:

	Year Ended December 31,
	2020	2019	2018
Statutory U.S. Federal tax rate	21.0%	21.0%	21.0%
Increase (decrease) in tax rate resulting from:
State taxes—net of Federal benefit	4.9%	4.8%	6.1%
Research and development credit	(1.8)%	(8.8)%	—%
Stock-based compensation	(0.9)%	(1.3)%	(2.2)%
ESSP	(0.7)%	(1.0)%	0.4%
Excess executive compensation	0.7%	0.8%	0.8%
Other, net	(0.3)%	0.8%	(0.3)%
Effective tax rate	22.9%	16.3%	25.8%

We paid income taxes, net of refunds of $23.9 million for the year ended December 31, 2020. We paid income taxes, net of refunds of $21.4 million for the years ended December 31, 2019. We received an income tax refund, net of payments of $4.3 million for the years ended December 31, 2018.

Deferred income taxes arise from temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements. A summary of the tax effect of the significant components of deferred income taxes is as follows (in thousands):

	December 31,
	2020	2019
Goodwill and other intangibles	$152,412	$136,882
Lease arrangements	25,863	31,128
Property and equipment	17,237	13,270
Unbilled receivables - IRC Section 481(a)	2,946	5,878
Gross deferred tax liabilities	198,458	187,158
Lease obligations	(28,652)	(34,146)
Retirement and other liabilities	(23,071)	(18,614)
Allowance for potential contract losses and other contract reserves	(4,815)	(2,205)
Foreign and state operating loss carryforwards	(2,253)	(2,239)
Less: Valuation allowance	1,971	1,828
Gross deferred tax assets	(56,820)	(55,376)
Net deferred tax liabilities	$141,638	$131,782

At December 31, 2020, we had state and foreign net operating losses of approximately $9.5 million and $1.7 million, respectively. The state net operating losses expire beginning 2027 through 2039. We recorded a full valuation allowance against the foreign net operating losses and a partial valuation allowance against the state net operating losses, as we do not believe those losses will be fully utilized in the future.

A reconciliation of the beginning and ending balances of the total amounts of gross unrecognized tax benefits is as follows (in thousands):

	December 31,
	2020	2019	2018
Gross unrecognized tax benefits at beginning of year	$9,635	$490	$220
Increases in tax positions for current year	1,712	1,839	320
Increases in tax positions for prior years	371	7,718	36
Lapse in statute of limitations	(10)	—	(86)
Decreases in tax positions for prior years	—	(412)	—
Gross unrecognized tax benefits at end of year	$11,708	$9,635	$490

The total liability for gross unrecognized tax benefits as of December 31, 2020, 2019 and 2018 includes $11.7 million, $9.6 million and $0.4 million, respectively, of unrecognized net tax benefits which, if ultimately recognized, would reduce our annual effective tax rate in a future period. These liabilities, along with liabilities for interest and penalties, are included in accounts payable and accrued expenses and Other long-term liabilities in our consolidated balance sheet. Interest, which is included in Interest expense in our consolidated statement of income, was not material for all years presented.

During the year ended December 31, 2020, we recognized an increase in unrecognized tax benefits of approximately $2.1 million of which $1.8 million related to an increase in research and development tax credits available to us. During the year ended December 31, 2019 we recognized an increase in unrecognized tax benefits related to available research and development credits of $7.7 million for tax years 2016-2018 and $1.8 million for the 2019 tax year.

We are subject to income taxes in the U.S., various state and foreign jurisdictions. Tax statutes and regulations within each jurisdiction are subject to interpretation and require significant judgment to apply. We are no longer subject to U.S. federal or non-U.S. income tax examinations by tax authorities for the years before 2016. We are currently under examination by the Internal Revenue Services and various state tax authorities for tax years 2016-2018. We are no longer subject to U.S. state tax examinations by tax authorities for the years before 2015. Given the inherent uncertainty surrounding the on-going IRS examination for tax years 2016-2018, we are unable to reasonably estimate the timing or change in amounts of our unrecognized tax benefits.

14. Quarterly Financial Information (Unaudited)

The quarterly financial data reflects, in our opinion, all normal and recurring adjustments to present fairly the results of operations for such periods. Results of any one or more quarters are not necessarily indicative of annual results or continuing trends. The following tables set forth selected unaudited quarterly financial data:

	2020
	March 31,	June 30,	September 30,	December 31,
	(in thousands, except per share data)
Revenues	$610,912	$632,492	$636,196	$638,784
Operating income	$38,898	$39,586	$39,341	$40,224
Income from operations before income taxes and equity method investments	$38,271	$39,091	$39,042	$39,993
Net income	$28,679	$29,948	$29,739	$32,164

Class A common stock:
Basic weighted average common shares outstanding	26,992	27,082	27,139	27,207
Basic earnings per share	$0.71	$0.74	$0.74	$0.80
Diluted weighted average common shares outstanding	27,367	27,409	27,413	27,528
Diluted earnings per share	$0.71	$0.74	$0.73	$0.79
Class B common stock:
Basic weighted average common shares outstanding	13,187	13,187	13,187	13,177
Basic earnings per share	$0.71	$0.74	$0.74	$0.80
Diluted weighted average common shares outstanding	13,187	13,187	13,187	13,177
Diluted earnings per share	$0.71	$0.74	$0.73	$0.79

	2019
	March 31,	June 30,	September 30,	December 31,
	(in thousands, except per share data)
Revenues	$501,930	$537,037	$579,179	$604,413
Operating income	$28,532	$33,297	$38,402	$38,094
Income from operations before income taxes and equity method investments	$28,196	$32,504	$37,794	$37,604
Net income	$21,118	$24,214	$27,937	$40,621

Class A common stock:
Basic weighted average common shares outstanding	26,584	26,707	26,822	26,933
Basic earnings per share	$0.53	$0.61	$0.70	$1.01
Diluted weighted average common shares outstanding	26,819	26,936	27,128	27,279
Diluted earnings per share	$0.53	$0.60	$0.69	$1.00
Class B common stock:
Basic weighted average common shares outstanding	13,188	13,188	13,188	13,188
Basic earnings per share	$0.53	$0.61	$0.70	$1.01
Diluted weighted average common shares outstanding	13,188	13,188	13,188	13,188
Diluted earnings per share	$0.53	$0.60	$0.69	$1.00

Item 9.Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

We have had no disagreements with our auditors on accounting principles, practices or financial statement disclosure during and through the date of the financial statements included in this Report.

Item 9A.Controls and Procedures

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
Internal control over financial reporting is a process designed by, or under the supervision of our principal executive officer and our principal financial officer, and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP and includes those policies and procedures that:
•pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;
•provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP and that our receipts and expenditures are being made only in accordance with authorizations of management or our Board of Directors; and
•provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material adverse effect on our financial statements.

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

Assessment of Effectiveness of Disclosure Controls and Procedures - Based upon the assessments, our principal executive officer and our principal financial officer have concluded that, as of December 31, 2020, our disclosure controls and procedures were effective at the reasonable assurance level described above.

Management's Report on Internal Control over Financial Reporting - Management is responsible for establishing and maintaining adequate control over financial reporting. Management used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission in the Internal Control-Integrated Framework (2013) to assess the effectiveness of our internal control over financial reporting. Based upon the assessments, our management has concluded that, as of December 31, 2020, our internal control over financial reporting was effective. Our independent registered public accounting firm issued an attestation report concerning our internal control over financial reporting, which appears further in this Annual Report.

Changes in Internal Control over Financial Reporting - During the three months ended December 31, 2020, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control for financial reporting.

Item 9B.Other Information

None.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of ManTech International Corporation

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of ManTech International Corporation and subsidiaries (the “Company”) as of December 31, 2020, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2020, of the Company and our report dated February 19, 2021 expressed an unqualified opinion on those financial statements.

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

/s/ Deloitte & Touche LLP
Mclean, Virginia
February 19, 2021

PART III

Item 10.Directors, Executive Officers and Corporate Governance

The information concerning our directors and executive officers required by Item 401 of Regulation S-K is included under the captions “Election of Directors” and “Executive Officers,” respectively, in our definitive Proxy Statement to be filed with the Securities and Exchange Commission (SEC) in connection with our 2021 Annual Meeting of Stockholders (the “2021 Proxy Statement”), and that information is incorporated by reference in this Annual Report on Form 10-K.

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

The information required by Item 407(d)(4) of Regulation S-K concerning the Audit Committee is included under the caption “Committees of the Board of Directors - Audit Committee” in our 2021 Proxy Statement and that information is incorporated by reference in this Annual Report on Form 10-K.

The information required by Item 407(d)(5) of Regulation S-K concerning the designation of an audit committee financial expert is included under the caption “Committees of the Board of Directors - Audit Committee” in our 2021 Proxy Statement and that information is incorporated by reference in this Annual Report on Form 10-K.

Item 11.Executive Compensation

The information required by this Item is included under the captions “Non-Employee Director Compensation Table,” “Certain Relationships and Related Person Transactions - Compensation Committee Interlocks and Insider Participation,” “Compensation Committee Report” and “Compensation Discussion and Analysis” and the related text and tables in our 2021 Proxy Statement and that information is incorporated by reference in this Annual Report on Form 10-K.

Item 12.Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 403 of Regulation S-K is included under the caption “Beneficial Ownership of Our Stock” in our 2021 Proxy Statement, and that information is incorporated by reference in this Annual Report on Form 10-K.

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides information as of December 31, 2020 with respect to compensation plans (including individual compensation arrangements) under which our equity securities are authorized for issuance.

Equity Compensation Plan Information
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	785,827	$56.33	7,160,951
Equity compensation plans not approved by security holders	—	—	—
Total	785,827	$56.33	7,160,951

The plan contains a formula that automatically increases the number of securities available for issuance. The plan provides that the number of shares available for issuance under the plan automatically increases on the first trading day of January each calendar year during the term of the plan by an amount equal to 1.5% of the total number of shares outstanding (including all outstanding classes of common stock) on the last trading day in December of the immediately preceding calendar year, but provides that in no event should any such annual increase exceed 1,500,000 shares. On January 2, 2021, there were 607,066 shares added to the plan under this provision.

Item 13.Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is included under the captions “Certain Relationships and Related Person Transactions” and “Corporate Governance - Director Independence” in our 2021 Proxy Statement and that information is incorporated by reference in this Annual Report on Form 10-K.

Item 14.Principal Accounting Fees and Services

The information required by this Item is included under the caption “Ratification of Appointment of Independent Auditors” in our 2021 Proxy Statement and that information is incorporated by reference in this Annual Report on Form 10-K.

PART IV

Item 15.Exhibits, Financial Statement Schedule

(a) The following documents are filed as a part of this Annual Report on Form 10-K:

(1)All financial statements:

(2)Financial statement schedule:

SCHEDULE NO.	DESCRIPTION	PAGE
Schedule II	Valuation and Qualifying Accounts for the years ended December 31, 2020, 2019 and 2018	69

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
4.2
Description of Securities of the Registrant (incorporated herein by reference from registrant’s Annual Report on Form 10-K for the year ended December 31, 2019, as filed with the SEC on February 21, 2020). 10-K for the year ended December 31, 2019, as filed with the SEC on February 21, 2020).

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

10.3*
ManTech International Corporation 2020 Executive Incentive Compensation Plan, adopted on March 4, 2020 in which our executive officers participate (incorporated herein by reference from registrant’s Current Report on Form 8-K, as filed with the SEC on March 10, 2020).

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

MANTECH INTERNATIONAL CORPORATION

By:	/s/ KEVIN M. PHILLIPS
Name:	Kevin M. Phillips
Title:	Chairman, Chief Executive Officer and President
Date:	February 19, 2021

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated. Each person whose signature appears below hereby constitutes and appoints each of Kevin M. Phillips or Michael Putnam as his/her attorney-in-fact and agent, with full power of substitution and resubstitution for him/her in any and all capacities, to sign any or all amendments to this Report and to file same, with exhibits thereto and other documents in connection therewith, granting unto such attorney-in-fact and agent full power and authority to do and perform each and every act and thing requisite and necessary in connection with such matters and hereby ratifying and confirming all that such attorney-in-fact and agent or his/her substitutes may do or cause to be done by virtue hereof.

Name and Signature	Title	Date

/s/ KEVIN M. PHILLIPS	Chairman, Chief Executive Officer and President	February 19, 2021
Kevin M. Phillips	(Principal Executive Officer)

/s/ JUDITH L. BJORNAAS	Chief Financial Officer	February 19, 2021
Judith L. Bjornaas	(Principal Financial Officer and Principal Accounting Officer)

/s/ GEORGE J. PEDERSEN	Director	February 19, 2021
George J. Pedersen

/s/ RICHARD L. ARMITAGE	Director	February 19, 2021
Richard L. Armitage

/s/ MARY K. BUSH	Director	February 19, 2021
Mary K. Bush

/s/ BARRY G. CAMPBELL	Director	February 19, 2021
Barry G. Campbell

/s/ RICHARD J. KERR	Director	February 19, 2021
Richard J. Kerr

/s/ PETER B. LAMONTAGNE	Director	February 19, 2021
Peter B. LaMontagne

/s/ KENNETH A. MINIHAN	Director	February 19, 2021
Kenneth A. Minihan

SCHEDULE II

Valuation and Qualifying Accounts

Activities in our allowance accounts for the years ended December 31, 2020, 2019 and 2018 were as follows (in thousands):

Doubtful Accounts
	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions	Other*	Balance at End of Period
2018	$6,157	—	—	76	$6,233
2019	$6,233	3,000	—	2,345	$11,578
2020	$11,578	5,244	—	1,555	$18,377

*    Other represents doubtful account reserves released or recorded as part of net revenues for estimated customer disallowances.

Deferred Tax Asset Valuation
	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions	Other	Balance at End of Period
2018	$717	820	—	—	$1,537
2019	$1,537	291	—	—	$1,828
2020	$1,828	143	—	—	$1,971