Form 10-Q
period 2021-03-31
MANTECH INTERNATIONAL CORP
filed 2021-05-05
CIK 892537

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
__________________________________________
FORM 10-Q
__________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No
As of May 3, 2021 there were 27,424,689 shares outstanding of our Class A common stock and 13,176,695 shares outstanding of our Class B common stock.

PART I – FINANCIAL INFORMATION

Item 1.Financial Statements

MANTECH INTERNATIONAL CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands Except Share and Per Share Amounts)

	(unaudited)
	March 31, 2021	December 31, 2020
ASSETS
Cash and cash equivalents	$6,924	$41,193
Receivables—net	428,755	400,621
Prepaid expenses	30,206	26,243
Taxes receivable—current	14,339	21,968
Other current assets	6,921	6,354
Total Current Assets	487,145	496,379
Goodwill	1,237,733	1,237,894
Other intangible assets—net	195,352	202,231
Property and equipment—net	128,242	121,296
Operating lease right of use assets	89,108	94,825
Employee supplemental savings plan assets	38,206	37,848
Investments	11,548	11,549
Other assets	13,065	11,642
TOTAL ASSETS	$2,200,399	$2,213,664
LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Accounts payable	$122,549	$142,360
Accrued salaries and related expenses	120,875	123,953
Contract liabilities	30,383	37,218
Operating lease obligations—current	30,374	30,105
Accrued expenses and other current liabilities	9,990	15,177
Total Current Liabilities	314,171	348,813
Deferred income taxes	143,100	141,638
Operating lease obligations—long term	76,463	80,242
Accrued retirement	32,560	36,310
Long-term debt	21,500	15,000
Other long-term liabilities	12,177	12,249
TOTAL LIABILITIES	599,971	634,252
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY
Common stock, Class A—$0.01 par value; 150,000,000 shares authorized; 27,664,279 and 27,538,474 shares issued at March 31, 2021 and December 31, 2020; 27,420,166 and 27,294,361 shares outstanding at March 31, 2021 and December 31, 2020	277	275
Common stock, Class B—$0.01 par value; 50,000,000 shares authorized; 13,176,695 and 13,176,695 shares issued and outstanding at March 31, 2021 and December 31, 2020	132	132
Additional paid-in capital	549,811	545,717
Treasury stock, 244,113 and 244,113 shares at cost at March 31, 2021 and December 31, 2020	(9,158)	(9,158)
Retained earnings	1,059,608	1,042,676
Accumulated other comprehensive loss	(242)	(230)
TOTAL STOCKHOLDERS' EQUITY	1,600,428	1,579,412
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$2,200,399	$2,213,664
See notes to condensed consolidated financial statements.

MANTECH INTERNATIONAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In Thousands Except Per Share Amounts)

	(unaudited) Three months ended March 31,
	2021	2020
REVENUE	$633,224	$610,912
Cost of services	542,717	520,291
General and administrative expenses	48,086	51,723
OPERATING INCOME	42,421	38,898
Interest expense	(354)	(655)
Interest income	40	50
Other (expense), net	(121)	(22)
INCOME FROM OPERATIONS BEFORE INCOME TAXES AND EQUITY METHOD INVESTMENTS	41,986	38,271
Provision for income taxes	(9,657)	(9,591)
Equity in (losses) of unconsolidated subsidiaries	(1)	(1)
NET INCOME	$32,328	$28,679
BASIC EARNINGS PER SHARE:
Class A common stock	$0.80	$0.71
Class B common stock	$0.80	$0.71
DILUTED EARNINGS PER SHARE:
Class A common stock	$0.79	$0.71
Class B common stock	$0.79	$0.71

See notes to condensed consolidated financial statements.

MANTECH INTERNATIONAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In Thousands)

	(unaudited) Three months ended March 31,
	2021	2020
NET INCOME	$32,328	$28,679
OTHER COMPREHENSIVE INCOME (LOSS):
Translation adjustments, net of tax	(12)	(17)
Total other comprehensive income (loss)	(12)	(17)
COMPREHENSIVE INCOME	$32,316	$28,662

See notes to condensed consolidated financial statements.

MANTECH INTERNATIONAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(In Thousands)

	(unaudited) Three months ended March 31,
	2021	2020
Common Stock, Class A
At beginning of period	$275	$272
Stock option exercises	1	1
Stock-based compensation expense	1	—
At end of period	277	273
Common Stock, Class B
At beginning of period	132	132
At end of period	132	132
Additional Paid-In Capital
At beginning of period	545,717	525,851
Stock-based compensation expense	3,442	2,635
Stock option exercises	3,141	2,054
Payment consideration to tax authority on employees' behalf	(2,489)	(777)
At end of period	549,811	529,763
Treasury Stock, at cost
At beginning of period	(9,158)	(9,158)
At end of period	(9,158)	(9,158)
Retained Earnings
At beginning of period	1,042,676	973,767
Net income	32,328	28,679
Dividends	(15,396)	(12,868)
At end of period	1,059,608	989,578
Accumulated Other Comprehensive Loss
At beginning of period	(230)	(222)
Translation adjustments, net of tax	(12)	(17)
At end of period	(242)	(239)
Total Stockholders' Equity	$1,600,428	$1,510,349

See notes to condensed consolidated financial statements.

MANTECH INTERNATIONAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)

	(unaudited) Three months ended March 31,
	2021	2020
CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES:
Net income	$32,328	$28,679
Adjustments to reconcile net income to net cash flow from (used in) operating activities:
Depreciation and amortization	19,152	16,138
Noncash lease expense	8,023	5,995
Stock-based compensation expense	3,443	2,635
Deferred income taxes	1,462	4,148
Change in allowance for bad debts	(999)	—
Loss on sale and retirement of property and equipment	15	22
Equity in losses of unconsolidated subsidiaries	1	1
Contract loss reserve	—	(372)
Change in assets and liabilities—net of effects from acquired businesses:
Receivables—net	(26,823)	(34,686)
Prepaid expenses	(3,960)	(7,620)
Taxes receivable—current	7,629	5,403
Other current assets	1,295	(102)
Employee supplemental savings plan asset	(358)	4,822
Other long-term assets	(2,051)	(997)
Accounts payable	(19,862)	27,450
Accrued salaries and related expenses	(3,015)	968
Operating lease obligations	(8,941)	(6,640)
Contract liabilities	(6,386)	8,926
Accrued expenses and other current liabilities	(4,963)	(4,014)
Accrued retirement	(3,750)	(8,089)
Other long-term liabilities	(66)	—
Other	(307)	(27)
Net cash flow from (used in) operating activities	(8,133)	42,640
CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES:
Purchases of property and equipment	(17,854)	(25,370)
Investment in capitalized software	—	(4,402)
Net cash used in investing activities	(17,854)	(29,772)
CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES:
Borrowing under revolving credit facility	131,000	231,500
Repayments under revolving credit facility	(124,500)	(153,000)
Dividends paid	(15,388)	(12,861)
Proceeds from exercise of stock options	3,142	2,055
Payment consideration to tax authority on employees' behalf	(2,489)	(777)
Principal paid on financing leases	(47)	(35)
Net cash flow from (used in) financing activities	(8,282)	66,882
NET CHANGE IN CASH AND CASH EQUIVALENTS	(34,269)	79,750
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	41,193	8,854
CASH AND CASH EQUIVALENTS, END OF PERIOD	$6,924	$88,604
SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest	$327	$639
Cash paid for income taxes, net of refunds	$10	$35
Noncash investing and financing activities:
Operating lease obligations arising from obtaining right of use assets	$5,401	$1,443
Finance lease obligations arising from obtaining right of use assets	$62	$—
Noncash investing activities	$479	$935
See notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2021
UNAUDITED

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

2.Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and note disclosures normally included in the annual financial statements, prepared in accordance with accounting principles generally accepted in the U.S., have been condensed or omitted pursuant to those rules and regulations. The preparation of these condensed consolidated financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses. We recommend that you read these condensed consolidated financial statements in conjunction with the audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020, previously filed with the SEC. We believe that the condensed consolidated financial statements in this Form 10-Q reflect all adjustments that are necessary to fairly present the financial position, results of operations and cash flows for the interim periods presented. The results of operations for such interim periods are not necessarily indicative of the results that can be expected for the full year.

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

For contracts that do not meet the criteria to measure performance as a right to invoice under the series guidance, we utilize an Estimate at Completion process to measure progress toward completion. We typically estimate progress towards completion based on cost incurred or direct labor incurred. As part of this process, we review information including, but not limited to, any outstanding key contract matters, progress towards completion and the related program schedule, identified risks and opportunities and the related changes in estimates of revenue and costs. The risks and opportunities include judgments about the ability and cost to achieve the contract milestones and other technical contract requirements. We make assumptions and estimates regarding labor productivity and availability, the complexity of the work to be performed, the availability of materials, the length of time to complete the performance obligation, execution by our subcontractors, the availability and timing of funding from our customer and overhead cost rates, among other variables. A significant change in one or more of these estimates could affect the timing in which we recognize revenue on our contracts. For the three months ended March 31, 2021 and 2020, the aggregate impact of adjustments in contract estimates increased our revenue by $2.5 million and $3.3 million, respectively.

We have one reportable segment. Our U.S. government customers typically exercise independent decision-making and contracting authority. Offices or divisions within an agency or department of the U.S. government may directly, or through a prime contractor, use our services as a separate customer as long as the customer has independent decision-making and contracting authority within its organization. We treat sales to U.S. government customers as sales within the U.S. regardless of where the services are performed. We generated approximately 100% and 99% of our revenue from sales in the U.S. for each of the three months ended March 31, 2021 and 2020, respectively.

The following tables disclose revenue (in thousands) by contract type, customer and contractor type for the periods presented.

	Three months ended March 31,
	2021	2020
Cost-reimbursable	$419,775	$418,655
Fixed-price	132,208	121,555
Time-and-materials	81,241	70,702
Revenue	$633,224	$610,912

	Three months ended March 31,
	2021	2020
U.S. Government	$628,498	$600,528
State agencies, international agencies and commercial entities	4,726	10,384
Revenue	$633,224	$610,912

	Three months ended March 31,
	2021	2020
Prime contractor	$589,074	$555,168
Subcontractor	44,150	55,744
Revenue	$633,224	$610,912

The components of our receivables are as follows (in thousands):

	March 31, 2021	December 31, 2020
Billed receivables	$318,417	$312,991
Unbilled receivables	128,099	106,007
Allowance for doubtful accounts	(17,761)	(18,377)
Receivables—net	$428,755	$400,621

Receivables at March 31, 2021 are expected to be substantially collected within one year except for approximately $2.1 million, of which a majority is related to U.S. government receivables. We do not believe that we have significant exposure to credit risk as billed receivables and unbilled receivables are primarily due from the U.S. government. The allowance for doubtful accounts represents our estimate for exposure due to compliance, contractual issues and bad debts related to prime contractors.

At March 31, 2021 and December 31, 2020, our contract liabilities are $30.4 million and $37.2 million, respectively. Changes in the balance of contract liabilities are primarily due to the timing difference between our performance and our customers' payments. For the three months ended March 31, 2021, the amount of revenue that was included in the opening contract liabilities balance were $25.5 million.

The remaining performance obligation as of March 31, 2021 is $2.6 billion. The following table discloses when we expect to recognize the remaining performance obligation as revenue (in billions):

For the remaining nine months ending December 31, 2021	For the year ending
	December 31, 2022	December 31, 2023	Thereafter
$1.5	$0.4	$0.2	$0.5

4.Acquisitions

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

The acquisition was accounted for as a business combination. The results of Tapestry's operations have been included in our condensed consolidated financial statements since that date. We funded the acquisition with cash on hand and borrowing under our revolving credit facility.

The preliminary purchase price of $46.3 million and it includes an estimated working capital adjustment. The preliminary purchase price was preliminarily allocated to the underlying assets and liabilities based on their estimated fair value at the date of acquisition. The excess of the purchase price over the fair value of assets acquired and liabilities assumed was recorded as goodwill. As we are still in the process of reviewing the fair value of the assets acquired and liabilities assumed, the purchase price allocation for Tapestry is not complete as of March 31, 2021. In accordance with ASC 805, Business Combinations, we expect to finalize our purchase price allocation within one year of the acquisition date.

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

The following table represents the preliminary purchase price allocation for Tapestry (in thousands):

Cash and cash equivalents	$36
Receivables	3,926
Prepaid expenses	225
Goodwill	27,013
Other intangible assets	16,500
Property and equipment	269
Operating lease right of use assets	934
Other assets	10
Accounts payable	(522)
Accrued salaries and related expenses	(1,142)
Operating lease obligations—current	(487)
Accrued expenses and other current liabilities	(59)
Operating lease obligations—long term	(453)
Net assets acquired and liabilities assumed	$46,250

Minerva Engineering (Minerva)—On November 9, 2020, we completed the acquisition of Minerva through a membership interest purchase agreement by and among ManTech International Corporation, Minerva Engineering, LLC and NH Holdco LLC. Minerva is a leading provider of advanced cyber services that support the intelligence community, including risk and vulnerability assessment, incident response and cyber intrusion detection, and wireless signal discovery. This acquisition enhances and expands our cyber defense capabilities within the intelligence community, adding new customers, new past performance qualifications, mission-critical contracts, and highly skilled, cleared professionals that increase our deep cyber security talent base.

The acquisition was accounted for as a business combination. The results of Minerva's operations have been included in our condensed consolidated financial statements since that date. We paid for the acquisition with cash on November 9, 2020 and a short-term promissory note that was paid on November 12, 2020.

The preliminary purchase price was $32.7 million and it includes an estimated working capital adjustment. The preliminary purchase price was preliminarily allocated to the underlying assets and liabilities based on their estimated fair value at the date of acquisition. The excess of the purchase price over the fair value of assets acquired and liabilities assumed was recorded as goodwill. As we are still in the process of reviewing the fair value of the assets acquired and liabilities assumed, the purchase price allocation for Minerva is not complete as of March 31, 2021. In accordance with ASC 805, Business Combinations, we expect to finalize our purchase price allocation within one year of the acquisition date.

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

The following table represents the preliminary purchase price allocation for Minerva (in thousands):

Cash and cash equivalents	$56
Receivables	4,573
Prepaid expenses	28
Goodwill	19,450
Other intangible assets	11,600
Property and equipment	149
Operating lease right of use assets	968
Other assets	29
Accounts payable	(1,874)
Accrued salaries and related expenses	(784)
Operating lease obligations—current	(384)
Accrued expenses and other current liabilities	(591)
Operating lease obligations—long term	(562)
Net assets acquired and liabilities assumed	$32,658

5.Earnings Per Share

Under ASC 260, Earnings per Share, the two-class method is an earnings allocation formula that determines earnings per share for each class of common stock according to dividends declared (or accumulated) and participation rights in undistributed earnings. Under that method, basic and diluted earnings per share data are presented for each class of common stock.

In applying the two-class method, we determined that undistributed earnings should be allocated equally on a per share basis between Class A and Class B common stock. Under our Certificate of Incorporation, the holders of the common stock are entitled to participate ratably, on a share-for-share basis as if all shares of common stock were of a single class, in such dividends as may be declared by the Board of Directors. During the three months ended March 31, 2021 and 2020, we declared and paid a quarterly dividend in the amount of $0.38 per share and $0.32 per share, respectively, on both classes of common stock.

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

The net income available to common stockholders and weighted average number of common shares outstanding used to compute basic and diluted earnings per share for each class of common stock are as follows (in thousands, except per share amounts):

	Three months ended March 31,
	2021	2020
Distributed earnings	$15,396	$12,868
Undistributed earnings	16,932	15,811
Net income	$32,328	$28,679

Class A common stock:
Basic net income available to common stockholders	$21,809	$19,266
Basic weighted average common shares outstanding	27,317	26,992
Basic earnings per share	$0.80	$0.71

Diluted net income available to common stockholders	$21,912	$19,353
Effect of potential exercise of stock options	401	375
Diluted weighted average common shares outstanding	27,718	27,367
Diluted earnings per share	$0.79	$0.71

Class B common stock:
Basic net income available to common stockholders	$10,519	$9,413
Basic weighted average common shares outstanding	13,177	13,187
Basic earnings per share	$0.80	$0.71

Diluted net income available to common stockholders	$10,416	$9,326
Diluted weighted average common shares outstanding	13,177	13,187
Diluted earnings per share	$0.79	$0.71

For the three months ended March 31, 2021 and 2020, options to purchase 394 shares and 235,059 shares, respectively, were outstanding but not included in the computation of diluted earnings per share because the options' effect would have been anti-dilutive. For the three months ended March 31, 2021 and 2020, there were 61,804 shares and 47,224 shares, respectively, issued from the exercise of stock options. For the three months ended March 31, 2021 and 2020 there were 92,295 shares and 35,882 shares, respectively, issued from the vesting of restricted stock units.

6.Property and Equipment

Major classes of property and equipment are summarized as follows (in thousands):

	March 31, 2021	December 31, 2020
Furniture and equipment	$209,213	$194,470
Leasehold improvements	64,756	62,293
Finance leases	767	705
Property and equipment—gross	274,736	257,468
Accumulated depreciation and amortization	(146,494)	(136,172)
Property and equipment—net	$128,242	$121,296

Depreciation and amortization expense related to property and equipment for the three months ended March 31, 2021 and 2020 was $11.5 million and $8.8 million, respectively.

7.Goodwill and Other Intangible Assets

The change in the carrying amount of goodwill during the year ended December 31, 2020 and three months ended March 31, 2021 are as follows (in thousands):

Goodwill Balance
Goodwill at December 31, 2019	$1,191,259
Acquisitions	46,624
Acquisition fair value adjustment	11
Goodwill at December 31, 2020	1,237,894
Acquisition fair value adjustment	(161)
Goodwill at March 31, 2021	$1,237,733

Other intangible assets consisted of the following (in thousands):

	March 31, 2021			December 31, 2020
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Other intangible assets:
Contract and program intangible assets	$430,632	$247,188	$183,444	$430,632	$242,194	$188,438
Capitalized software	53,943	42,035	11,908	54,605	40,812	13,793
Total other intangible assets—net	$484,575	$289,223	$195,352	$485,237	$283,006	$202,231

Amortization expense relating to intangible assets for the three months ended March 31, 2021 and 2020 was $6.8 million and $6.5 million, respectively. Amortization expense for the three months ended March 31, 2021 includes an impairment of $0.3 million for capitalized software. We estimate that we will have the following amortization expense for the future periods indicated below (in thousands):

For the remaining nine months ending December 31, 2021	$18,061
For the year ending:
December 31, 2022	$23,973
December 31, 2023	$19,546
December 31, 2024	$17,486
December 31, 2025	$15,423
December 31, 2026	$14,331

8.Debt

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

The terms of the credit agreement permit prepayment and termination of the loan commitments at any time, subject to certain conditions. The credit agreement requires us to comply with specified financial covenants, including the maintenance of certain leverage ratios and a consolidated coverage ratio. The credit agreement also contains various covenants, including affirmative covenants with respect to certain reporting requirements and maintaining certain business activities, and negative covenants that, among other things, may limit or impose restrictions on our ability to incur liens, incur additional indebtedness, make investments, make acquisitions and undertake certain other actions. As of and during the three months ended March 31, 2021 and 2020, we were in compliance with the financial covenants under the credit agreement.

There was $21.5 million and $15.0 million outstanding on our revolving credit facility at March 31, 2021 and December 31, 2020, respectively. The maximum available borrowing under the revolving credit facility at March 31, 2021 was $476.4 million. As of March 31, 2021, we were contingently liable under letters of credit totaling $2.1 million, which reduces our availability to borrow under our revolving credit facility.

9.Commitments and Contingencies

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

We have $2.1 million outstanding on our letter of credit, of which $1.6 million is related to an outstanding performance bond in connection with a contract between ManTech MENA, LLC and Jadwalean International Operations and Management Company to fulfill technical support requirements for the Royal Saudi Air Force.

10.Stock-Based Compensation

Our 2016 Management Incentive Plan (the Plan) was designed to attract, retain and motivate key employees. The types of awards available under the Plan include, among others, stock options, restricted stock and restricted stock units (RSUs), among others. Equity awards granted under the Plan are settled in shares of Class A common stock. At the beginning of each year, the Plan provides that the number of shares available for issuance automatically increases by an amount equal to 1.5% of the total number of shares of Class A and Class B common stock outstanding on December 31st of the previous year. On January 2, 2021, there were 607,066 additional shares made available for issuance under the Plan. Through March 31, 2021, the Board of Directors has authorized the issuance of up to 16,358,071 shares under this Plan. Through March 31, 2021, the remaining aggregate number of shares of our common stock available for future grants under the Plan was 7,711,136. The Plan expires in March 2026.

The Plan is administered by the compensation committee of our Board of Directors, along with its delegates. Subject to the express provisions of the Plan, the committee has the Board of Directors’ authority to administer and interpret the Plan, including the discretion to determine the exercise price, vesting schedule, contractual life and the number of shares to be issued.

Stock Compensation Expense—For the three months ended March 31, 2021 and 2020, we recorded $3.4 million and $2.6 million, respectively, of stock-based compensation expense. No compensation expense of employees with stock awards, including stock-based compensation expense, was capitalized during the periods. For the three months ended March 31, 2021 and 2020, we recorded $1.0 million and $0.5 million, respectively, to income tax benefit related to the exercise of stock options, vested cancellations and the vesting of restricted stock and restricted stock units.

Stock Options—Under the Plan, we have issued stock options in the past. A stock option gives the holder the right, but not the obligation to purchase a certain number of shares at a predetermined price for a specific period of time. We did not grant any options during the three months ended March 31, 2021 and year ended December 31, 2020.

We have used the Black-Scholes-Merton option pricing model to determine the fair value of our awards on the date of grant. We will reconsider the use of the Black-Scholes-Merton model if additional information becomes available in the future that indicates another model would be more appropriate or if grants issued in future periods have characteristics that cannot be reasonably estimated under this model. Option grants that vested during the three months ended March 31, 2021 and 2020 had a combined fair value of $1.1 million and $1.7 million, respectively.

The following table summarizes stock option activity for the year ended December 31, 2020 and the three months ended March 31, 2021:

	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value (in thousands)	Weighted Average Remaining Contractual Life
Stock options outstanding at December 31, 2019	1,136,095	$54.98	$28,291
Exercised	(223,405)	$46.72	$6,897
Cancelled and expired	(126,863)	$61.17
Stock options outstanding at December 31, 2020	785,827	$56.33	$25,629
Exercised	(61,804)	$48.83	$2,464
Cancelled and expired	(5,016)	$62.88
Stock options outstanding at March 31, 2021	719,007	$56.92	$21,588	3 years

Stock options exercisable at March 31, 2021	482,337	$52.87	$16,437	2 years

The following table summarizes non-vested stock options for the three months ended March 31, 2021:

	Number of Shares	Weighted Average Fair Value
Non-vested stock options at December 31, 2020	353,643	$11.66
Vested	(112,591)	$10.04
Cancelled	(4,382)	$12.05
Non-vested stock options at March 31, 2021	236,670	$12.42

Unrecognized compensation expense related to non-vested awards was $2.3 million as of March 31, 2021, which is expected to be recognized over a weighted-average period of 1 year.

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

There was no activity for the three months ended March 31, 2021. The following table summarizes the restricted stock activity during the year ended December 31, 2020.

	Number of Shares	Weighted Average Fair Value
Non-vested restricted stock at December 31, 2019	24,000	$62.66
Granted	24,000	$71.11
Vested	(24,000)	$62.66
Non-vested restricted stock at December 31, 2020	24,000	$71.11

RSUs—Under the Plan, we have issued restricted stock units (RSUs). RSUs are not actual shares, but rather a right to receive shares in the future. The shares are not issued and the employee cannot sell or transfer shares prior to vesting and have no voting rights until the RSUs vest. Employees who are granted RSUs do not receive dividend payments during the vesting period. Our employees' time-based RSUs provide for the delivery of shares in one-third increments on the first, second and third anniversaries of the date of grant. The grant date fair value of the RSUs is equal to the closing market price of our common stock on the grant date less the present value of dividends expected to be awarded during the service period. We recognize the grant date fair value of RSUs of shares we expect to issue as compensation expense ratably over the requisite service period.

The following table summarizes the non-vested RSU activity during the year ended December 31, 2020 and the three months ended March 31, 2021:

	Number of Units	Weighted Average Fair Value
Non-vested RSUs at December 31, 2019	210,827	$55.31
Granted	266,880	$68.83
Vested	(73,047)	$53.85
Forfeited	(57,861)	$64.52
Non-vested RSUs at December 31, 2020	346,799	$64.48
Granted	196,310	$78.60
Vested	(93,062)	$61.10
Forfeited	(9,766)	$56.57
Non-vested RSUs at March 31, 2021	440,281	$71.67

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

Forward-looking statements may include, among other things, statements with respect to our financial condition, results of operations, prospects, business strategies, competitive position, growth opportunities, and plans and objectives of management. Such statements are subject to numerous assumptions, risks, uncertainties and other factors, many of which are outside of our control, and include, without limitations, the risks and uncertainties discussed in the Item 1A "Risk Factors" in Part I of our Annual Report on Form 10-K for the fiscal year ended December 31, 2020.

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

Approximately 99% of our revenues are generated through contracts with the U.S. federal government, or through prime contractors supporting the U.S. government. The U.S. government is the largest consumer of services and solutions in the U.S. As such, our business is impacted by the overall U.S. government budget and our ability to match our capabilities and offerings to the U.S. government's spending priorities. On March 27, 2020, the Coronavirus Aid, Relief and Economic Security (CARES) Act was enacted. On December 27, 2020, Congress passed, and the President signed into law the Consolidated Appropriations Act of 2020. The Consolidated Appropriations Act funds the federal government through GFY 2021 and contains $696 billion of funding for defense. On March 11, 2021, the President signed into law the American Rescue Plan (ARP) Act of 2021. The ARP Act is a $1.9 trillion stimulus package aimed at further combating the economic impacts of the COVID-19 pandemic.

COVID-19 Pandemic

The global outbreak of the COVID-19 pandemic, along with various measures that local, state and federal governments have adopted to mitigate its impact, have required us to make changes to our operations to enable our employees to continue supporting our customers' mission-critical needs in this period of disruption. As a result of travel restrictions, social distancing guidelines and other efforts that have been adopted by public health officials to mitigate the impact of the COVID-19 pandemic, we have made changes to our operating schedules and staffing plans to accommodate these restrictions while maintaining the ability of our employees to continue to support and work with our customers to the maximum extent possible. The changes include the implementation of telework or other means of remote work for our employees, who support both mission-critical programs and our internal support organization. With respect to our impacted programs that, by their nature, cannot be supported remotely, we have accommodated those customers who have implemented shiftwork or other mitigation protocols by maintaining our workforce in a “mission ready” state. With the rollout of vaccines, we are seeing some mitigation protocols being removed or reduced which is enabling some of our impacted programs to return a normal or closer to normal state.

The CARES Act included a provision (Section 3610) under which government contractors can seek reimbursement for employee's salaries when they are prevented from accessing worksites or are subject to reduced work schedules and cannot telecommute. The reimbursements available to us under the CARES Act have been extended in the ARP Act through September 30, 2021. The precise application of this provision, including what type of costs will be reimbursed, the earliest date cost-reimbursement will be applicable, and whether fee recovery will be included in the reimbursement, are determinations being made at the individual government agency or contract level. Currently, our customers are reimbursing costs incurred without fee. We are continuing to monitor the impacts of the pandemic and the rollout of the vaccine to the population. We cannot predict the duration of the pandemic nor the timing of the vaccine, however, an extended duration of the pandemic may have an adverse impact on our results of operations.

We classify indirect expenses either as cost of services or general and administrative in manner consistent with disclosure statements submitted and approved by the Defense Contract Management Agency (DCMA). Effective for 2021, we have reclassified certain expenses from general and administrative to cost of sales (overhead). While this does not impact indirect expenses in total, it does reduce general and administrative as compared to prior periods.

We recommend that you read this discussion and analysis in conjunction with our Annual Report on Form 10-K for the fiscal year ended December 31, 2020, previously filed with the Securities and Exchange Commission.

Three Months Ended March 31, 2021 Compared to the Three Months Ended March 31, 2020

The following table sets forth certain items from our condensed consolidated statements of income and the relative percentage that certain items of expenses and earnings bear to revenue, as well as the period-to-period change from March 31, 2020 to March 31, 2021.

	Three months ended March 31,				Period-to-Period Change
	2021	2020	2021	2020	2020 to 2021
	Dollars		Percentage		Dollars	Percentage
	(dollars in thousands)
REVENUE	$633,224	$610,912	100.0%	100.0%	$22,312	3.7%
Cost of services	542,717	520,291	85.7%	85.1%	22,426	4.3%
General and administrative expenses	48,086	51,723	7.6%	8.5%	(3,637)	(7.0)%
OPERATING INCOME	42,421	38,898	6.7%	6.4%	3,523	9.1%
Interest expense	(354)	(655)	0.1%	0.1%	(301)	(46.0)%
Interest income	40	50	—%	—%	(10)	(20.0)%
Other (expense), net	(121)	(22)	—%	—%	99	450.0%
INCOME FROM OPERATIONS BEFORE INCOME TAXES AND EQUITY METHOD INVESTMENTS	41,986	38,271	6.6%	6.3%	3,715	9.7%
Provision for income taxes	(9,657)	(9,591)	1.5%	1.6%	66	0.7%
Equity in (losses) of unconsolidated subsidiaries	(1)	(1)	—%	—%	—	—%
NET INCOME	$32,328	$28,679	5.1%	4.7%	$3,649	12.7%

Revenue

The primary driver of our increase in revenues relates to revenue from recent acquisitions, new contract awards and growth on certain existing contracts. These increases were offset by lower material purchases as compared to the same period in 2020 as well as contracts and tasks that ended and reduced scope of work on some contracts. We expect revenues to increase in 2021 due to recent and future new contracts and growth on existing programs.

Cost of services

The increase in cost of services was primarily due to increases in revenue. As a percentage of revenue, direct labor costs were 52% and 49% for the three months ended March 31, 2021 and 2020, respectively. As a percentage of revenues, other direct costs, which include subcontractors and third party equipment and materials used in the performance of our contracts, were 34% and 37% for the three months ended March 31, 2021 and 2020, respectively. The shift in our mix between direct labor and other direct costs was primarily due an increase in direct labor, which includes increased overhead due to cost allocation reclassifications, and lower material purchases on several contracts due to timing of customer requirements as well as reduced other direct costs. We expect cost of services as a percentage of revenue to increase in 2021.

General and administrative expenses

The decrease in general and administrative expenses was primarily due to changes in the classification of certain indirect expenses, reduced travel and other indirect expenses due to the impacts of COVID. These reductions were partially offset by increased expenditures for infrastructure support. As a percentage of revenues, general and administrative expenses decreased for three months ended March 31, 2021 compared to the same period in 2020. For the balance of 2021, we expect general and administrative expenses to increase slightly as a percentage of revenue.

Interest expense

The decrease in interest expense was related to the outstanding balance on our revolving credit facility. There was $115.0 million as of March 31, 2020, which decreased to $21.5 million as of March 31, 2021.

Provision for income taxes

Our effective tax rate is affected by recurring items, such as the relative amount of income we earn in various taxing jurisdictions and their tax rates. It is also affected by discrete items that may occur in any given year, but are not consistent from year-to-year. Our effective income tax rate was 23% and 25% for the three months ended March 31, 2021 and 2020, respectively. For the three months ending March 31, 2021, the effective tax rate decreased primarily due to an increase in the benefit for stock-based compensation and an increase in the estimated research and development tax credit. Under the current tax laws, we expect our effective tax rate to slightly increase in 2021. The President has signaled the administration's intent to increase the U.S. corporate income tax rate. An increase in the U.S. corporate rate could result in a significant increase in our income tax expense as we would be required to revalue our deferred tax liabilities.

Backlog

At March 31, 2021 and December 31, 2020, our backlog was $10.1 billion and $10.2 billion, respectively. Our funded backlog was $1.4 billion and $1.2 billion as of March 31, 2021 and December 31, 2020, respectively. Backlog represents estimates that we calculate on a consistent basis. For additional information on how we compute backlog, see the disclosure under the caption "Backlog," contained in "Item 1 Business" of our Annual Report on Form 10-K for the fiscal year ended December 31, 2020.

Liquidity and Capital Resources

Historically, our primary liquidity needs have been financing acquisitions, working capital, payments under our cash dividend program and capital expenditures. Our primary sources of liquidity are cash from operating activities and borrowings under our revolving credit facility.

On March 31, 2021, our cash and cash equivalents balance was $6.9 million. There was $21.5 million outstanding under our revolving credit facility at March 31, 2021. As of March 31, 2021, we were contingently liable under letters of credit totaling $2.1 million, which reduces our availability to borrow under our revolving credit facility. The maximum available borrowings under our revolving credit facility at March 31, 2021 were $476.4 million.

Cash Flows From (Used In) Operating Activities

Our operating cash flow is primarily affected by our ability to invoice and collect from our customers in a timely manner, our management of vendor payments and the overall profitability of our contracts. We bill most of our customers monthly after services are rendered. Our accounts receivable days sales outstanding were 61 and 64 for the three months ended March 31, 2021 and 2020, respectively. For the three months ended March 31, 2021, our net cash used in operating activities was $8.1 million. For the three months ended March 31, 2020, our net cash flow from operating activities was $42.6 million. The decrease in net cash flows from (used in) operating activities over the comparative period was primarily due to the timing of payments to vendors.

Cash Flows From (Used In) Investing Activities

Our cash used in investing activities consists primarily of business combinations, purchases of property and equipment and investments in capital software. For the three months ended March 31, 2021 our net cash used in investing activities was $17.9 million, which was primarily due to the purchase of equipment to support managed IT service contracts. For the three months ended March 31, 2020 our net cash used in investing activities was $29.8 million, which was primarily due to the purchase of equipment to support a managed IT service contract, infrastructure investments and capitalized software for internal use.

Cash Flows From (Used in) Financing Activities

For the three months ended March 31, 2021, our net cash used in financing activities was $8.3 million, which was primarily the result of our dividend payments, offset by net borrowings under our credit facility. For the three months ended March 31, 2020, our net cash flow from financing activities was $66.9 million, which was primarily due to net borrowings under our credit facility, offset by dividend payments.

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

There was $21.5 million outstanding on our revolving credit facility at March 31, 2021. As of and during the three months ended March 31, 2021, we were in compliance with the financial covenants under the credit agreement.

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

Dividend

During the three months ended March 31, 2021 and 2020, we declared and paid a quarterly dividend in the amount of $0.38 per share and $0.32 per share, respectively, on both classes of our common stock. While we expect to continue the cash dividend program, any future dividends declared will be at the discretion of our Board of Directors and will depend, among other factors, upon our results of operations, financial condition and cash requirements, as well as such other factors that our Board of Directors deems relevant.

Off-Balance Sheet Arrangements

In the ordinary course of business, we use letters of credit issued to satisfy certain contractual terms with our customers. As of March 31, 2021, $2.1 million in letters of credit were issued but undrawn. We have an outstanding performance bond in connection with a contract between ManTech MENA, LLC and Jadwalean International Operations and Management Company to fulfill technical support requirements for the Royal Saudi Air Force. This performance bond is guaranteed by a letter of credit in the amount of $1.6 million.

Critical Accounting Estimates and Policies

Critical accounting policies are defined as those that are reflective of significant judgments and uncertainties, and potentially result in materially different results under different assumptions and conditions. Application of these policies is particularly important to the portrayal of our financial condition and results of operations. The discussion and analysis of our financial condition and results of operations are based on our condensed consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles (GAAP). The preparation of these condensed consolidated financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses. Actual results may differ from these estimates under different assumptions or conditions. Our significant accounting policies are set forth under the caption "Critical Accounting Estimates and Policies" in Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2020, previously filed with the SEC. There have been no material changes to our critical accounting estimates and policies from those discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020.

Recently Adopted Accounting Standards Updates

Accounting Standards Updates that became effective during the three months ended March 31, 2021 did not have a material impact on our condensed consolidated financial statements.

Recently Issued But Not Yet Adopted ASUs

ASUs effective after March 31, 2021 are not expected to have a material effect on our condensed consolidated financial statements.

Item 3.Quantitative and Qualitative Disclosures about Market Risk

Our exposure to market risk relates to changes in interest rates for borrowing under our revolving credit facility. At March 31, 2021, we had $21.5 million outstanding on our revolving credit facility. Borrowings under our revolving credit facility bear interest at variable rates. A hypothetical 10% increase in interest rates would have an immaterial effect on our interest expense for the three months ended March 31, 2021.

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

Item 4.Controls and Procedures

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

As of March 31, 2021, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), management evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 of the Exchange Act. Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level described above.

There were no changes in our internal control over financial reporting during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.Legal Proceedings

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

Item 6.Exhibits

Exhibits required by Item 601 of Regulation S-K:

Exhibit	Description of Exhibit
10.1*
ManTech International Corporation 2021 Executive Incentive Compensation Plan, adopted on March 9, 2021, in which our executive officers participate (incorporated by reference from registrant's Current Report on Form 8-K, as filed with the SEC on March 12, 2021).

10.2*
Form of Indemnification Agreement (incorporated herein by reference from registrant’s Current Report on Form 8-K, as filed with the SEC on August 3, 2020), which our Company entered into with our named executive officers on March 9, 2021, and which is further described in registrant’s Current Report on Form 8-K, as filed with the SEC on March 12, 2021, with such description therein also incorporated herein by reference.

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

MANTECH INTERNATIONAL CORPORATION

		By:	/s/ KEVIN M. PHILLIPS
Date:	May 5, 2021	Name:	Kevin M. Phillips
		Title:	Chairman, Chief Executive Officer and President

		By:	/s/ JUDITH L. BJORNAAS
Date:	May 5, 2021	Name:	Judith L. Bjornaas
		Title:	Chief Financial Officer