Form 10-Q
period 2021-06-30
MANTECH INTERNATIONAL CORP
filed 2021-08-04
CIK 892537

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
__________________________________________
FORM 10-Q
__________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No
As of August 2, 2021 there were 27,509,948 shares outstanding of our Class A common stock and 13,176,695 shares outstanding of our Class B common stock.

PART I – FINANCIAL INFORMATION

Item 1.Financial Statements

MANTECH INTERNATIONAL CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands Except Share and Per Share Amounts)

	(unaudited)
	June 30, 2021	December 31, 2020
ASSETS
Cash and cash equivalents	$64,874	$41,193
Receivables—net	458,844	400,621
Prepaid expenses	35,432	26,243
Taxes receivable—current	16,721	21,968
Other current assets	7,756	6,354
Total Current Assets	583,627	496,379
Goodwill	1,237,734	1,237,894
Other intangible assets—net	189,082	202,231
Property and equipment—net	128,555	121,296
Operating lease right of use assets	85,224	94,825
Employee supplemental savings plan assets	40,457	37,848
Investments	11,548	11,549
Other assets	12,646	11,642
TOTAL ASSETS	$2,288,873	$2,213,664
LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Accounts payable	$170,612	$142,360
Accrued salaries and related expenses	125,220	123,953
Operating lease obligations—current	31,087	30,105
Contract liabilities	30,610	37,218
Accrued expenses and other current liabilities	9,780	15,177
Total Current Liabilities	367,309	348,813
Deferred income taxes	144,912	141,638
Operating lease obligations—long term	71,213	80,242
Accrued retirement	34,333	36,310
Long-term debt	30,000	15,000
Other long-term liabilities	12,130	12,249
TOTAL LIABILITIES	659,897	634,252
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY
Common stock, Class A—$0.01 par value; 150,000,000 shares authorized; 27,754,061 and 27,538,474 shares issued at June 30, 2021 and December 31, 2020; 27,509,948 and 27,294,361 shares outstanding at June 30, 2021 and December 31, 2020	278	275
Common stock, Class B—$0.01 par value; 50,000,000 shares authorized; 13,176,695 and 13,176,695 shares issued and outstanding at June 30, 2021 and December 31, 2020	132	132
Additional paid-in capital	557,211	545,717
Treasury stock, 244,113 and 244,113 shares at cost at June 30, 2021 and December 31, 2020	(9,158)	(9,158)
Retained earnings	1,080,762	1,042,676
Accumulated other comprehensive loss	(249)	(230)
TOTAL STOCKHOLDERS' EQUITY	1,628,976	1,579,412
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$2,288,873	$2,213,664
See notes to condensed consolidated financial statements.

MANTECH INTERNATIONAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In Thousands Except Per Share Amounts)

	(unaudited) Three months ended June 30,		(unaudited) Six months ended June 30,
	2021	2020	2021	2020
REVENUE	$648,578	$632,492	$1,281,802	$1,243,404
Cost of services	552,868	539,473	1,095,585	1,059,764
General and administrative expenses	47,048	53,433	95,134	105,156
OPERATING INCOME	48,662	39,586	91,083	78,484
Interest expense	(366)	(632)	(720)	(1,287)
Interest income	39	137	79	187
Other expense, net	(12)	—	(133)	(22)
INCOME FROM OPERATIONS BEFORE INCOME TAXES AND EQUITY METHOD INVESTMENTS	48,323	39,091	90,309	77,362
Provision for income taxes	(11,714)	(9,143)	(21,371)	(18,734)
Equity in losses of unconsolidated subsidiaries	—	—	(1)	(1)
NET INCOME	$36,609	$29,948	$68,937	$58,627
BASIC EARNINGS PER SHARE:
Class A common stock	$0.90	$0.74	$1.70	$1.46
Class B common stock	$0.90	$0.74	$1.70	$1.46
DILUTED EARNINGS PER SHARE:
Class A common stock	$0.89	$0.74	$1.68	$1.44
Class B common stock	$0.89	$0.74	$1.68	$1.44

See notes to condensed consolidated financial statements.

MANTECH INTERNATIONAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In Thousands)

	(unaudited) Three months ended June 30,		(unaudited) Six months ended June 30,
	2021	2020	2021	2020
NET INCOME	$36,609	$29,948	$68,937	$58,627
OTHER COMPREHENSIVE LOSS:
Translation adjustments, net of tax	(7)	(8)	(19)	(25)
Total other comprehensive loss	(7)	(8)	(19)	(25)
COMPREHENSIVE INCOME	$36,602	$29,940	$68,918	$58,602

See notes to condensed consolidated financial statements.

MANTECH INTERNATIONAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(In Thousands)

	(unaudited) Three months ended June 30,		(unaudited) Six months ended June 30,
	2021	2020	2021	2020
Common Stock, Class A
At beginning of period	$277	$273	$275	$272
Stock option exercises	1	—	2	1
Stock-based compensation expense	—	1	1	1
At end of period	278	274	278	274
Common Stock, Class B
At beginning of period	132	132	132	132
At end of period	132	132	132	132
Additional Paid-In Capital
At beginning of period	549,811	529,763	545,717	525,851
Stock-based compensation expense	4,113	2,874	7,555	5,509
Stock option exercises	3,291	2,827	6,432	4,881
Payment consideration to tax authority on employees' behalf	(4)	—	(2,493)	(777)
At end of period	557,211	535,464	557,211	535,464
Treasury Stock, at cost
At beginning of period	(9,158)	(9,158)	(9,158)	(9,158)
At end of period	(9,158)	(9,158)	(9,158)	(9,158)
Retained Earnings
At beginning of period	1,059,608	989,578	1,042,676	973,767
Net income	36,609	29,948	68,937	58,627
Dividends	(15,455)	(12,902)	(30,851)	(25,770)
At end of period	1,080,762	1,006,624	1,080,762	1,006,624
Accumulated Other Comprehensive Loss
At beginning of period	(242)	(239)	(230)	(222)
Translation adjustments, net of tax	(7)	(8)	(19)	(25)
At end of period	(249)	(247)	(249)	(247)
Total Stockholders' Equity	$1,628,976	$1,533,089	$1,628,976	$1,533,089

See notes to condensed consolidated financial statements.

MANTECH INTERNATIONAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)

	(unaudited) Six months ended June 30,
	2021	2020
CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES:
Net income	$68,937	$58,627
Adjustments to reconcile net income to net cash flow from (used in) operating activities:
Depreciation and amortization	37,887	33,154
Noncash lease expense	15,855	13,357
Stock-based compensation expense	7,556	5,510
Deferred income taxes	3,274	2,570
Change in allowance for bad debts	(999)	2,156
Contract loss reserve	—	(372)
Change in assets and liabilities—net of effects from acquired businesses:
Receivables—net	(56,912)	(46,198)
Prepaid expenses	(9,186)	(18,142)
Taxes receivable—current	5,247	15,410
Other current assets	401	1,026
Employee supplemental savings plan asset	(2,836)	(100)
Other long-term assets	(2,415)	(1,455)
Accounts payable	30,392	1,082
Operating lease obligations	(17,573)	(14,286)
Contract liabilities	(6,159)	20,146
Accrued expenses and other current liabilities	(5,896)	1,114
Accrued salaries and related expenses	1,330	17,613
Accrued retirement	(1,977)	(4,027)
Other long-term liabilities	(66)	17,687
Other	(312)	(195)
Net cash flow from operating activities	66,548	104,677
CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES:
Purchases of property and equipment	(31,077)	(45,600)
Proceeds from corporate owned life insurance	227	4,137
Investment in capitalized software	—	(5,016)
Proceeds from sale of property and equipment	—	869
Net cash used in investing activities	(30,850)	(45,610)
CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES:
Borrowing under revolving credit facility	164,000	261,500
Repayments under revolving credit facility	(149,000)	(278,000)
Dividends paid	(30,866)	(25,782)
Proceeds from exercise of stock options	6,433	4,882
Payment consideration to tax authority on employees' behalf	(2,493)	(777)
Principal paid on financing leases	(91)	(76)
Net cash flow used in financing activities	(12,017)	(38,253)
NET CHANGE IN CASH AND CASH EQUIVALENTS	23,681	20,814
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	41,193	8,854
CASH AND CASH EQUIVALENTS, END OF PERIOD	$64,874	$29,668
SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest	$664	$1,256
Cash paid for income taxes, net of refunds	$12,864	$(1,493)
Noncash investing and financing activities:
Operating lease obligations arising from obtaining right of use assets	$9,496	$303
Finance lease obligations arising from obtaining right of use assets	$62	$63
Noncash investing activities	$(764)	$2,528
See notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2021
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

We classify indirect cost incurred as cost of services and general and administrative expenses in the same manner as such costs are defined in our disclosure statements under U.S. Government Cost Accounting Standards. Effective January 1, 2021, we updated our disclosure statements with the Defense Contract Management Agency, resulting in certain costs being classified differently either as cost of services or as general and administrative expenses on a prospective basis. This change has caused a net increase in the reported cost of services and a net decrease in reported general and administrative expenses in 2021 as compared to 2020; however, total operating costs were not affected by this change.

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

For contracts that do not meet the criteria to measure performance as a right to invoice under the series guidance, we utilize an Estimate at Completion process to measure progress toward completion. We typically estimate progress towards completion based on cost incurred or direct labor incurred. As part of this process, we review information including, but not limited to, any outstanding key contract matters, progress towards completion and the related program schedule, identified risks and opportunities and the related changes in estimates of revenue and costs. The risks and opportunities include judgments about the ability and cost to achieve the contract milestones and other technical contract requirements. We make assumptions and estimates regarding labor productivity and availability, the complexity of the work to be performed, the availability of materials, the length of time to complete the performance obligation, execution by our subcontractors, the availability and timing of funding from our customer and overhead cost rates, among other variables. A significant change in one or more of these estimates could affect the timing in which we recognize revenue on our contracts. For the three months ended June 30, 2021 and 2020, the aggregate impact of adjustments in contract estimates increased our revenue by $5.7 million and $5.8 million, respectively. For six months ended June 30, 2021 and 2020, the aggregate impact of adjustments in contract estimates increased our revenue by $6.7 million and $7.2 million, respectively.

We have one reportable segment. Our U.S. government customers typically exercise independent decision-making and contracting authority. Offices or divisions within an agency or department of the U.S. government may directly, or through a prime contractor, use our services as a separate customer as long as the customer has independent decision-making and contracting authority within its organization. We treat sales to U.S. government customers as sales within the U.S. regardless of where the services are performed. We generated 100% and 99% of our revenue from sales in the U.S. for each of the three months ended June 30, 2021 and 2020, respectively. We generated 100% and 99% of our revenue from sales in the U.S. for each of the six months ended June 30, 2021 and 2020, respectively.

The following tables disclose revenue (in thousands) by contract type, customer and contractor type for the periods presented.

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Cost-reimbursable	$443,950	$432,876	$863,725	$851,531
Fixed-price	117,474	120,359	249,682	241,914
Time-and-materials	87,154	79,257	168,395	149,959
Revenue	$648,578	$632,492	$1,281,802	$1,243,404

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
U.S. Government	$642,755	$622,627	$1,271,253	$1,223,155
State agencies, international agencies and commercial entities	5,823	9,865	10,549	20,249
Revenue	$648,578	$632,492	$1,281,802	$1,243,404

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Prime contractor	$602,306	$577,377	$1,191,380	$1,132,545
Subcontractor	46,272	55,115	90,422	110,859
Revenue	$648,578	$632,492	$1,281,802	$1,243,404

The components of our receivables are as follows (in thousands):

	June 30, 2021	December 31, 2020
Billed receivables	$364,760	$312,991
Unbilled receivables	112,002	106,007
Allowance for doubtful accounts	(17,918)	(18,377)
Receivables—net	$458,844	$400,621

Receivables at June 30, 2021 are expected to be substantially collected within one year except for approximately $5.3 million, of which a majority is related to U.S. government receivables. We do not believe that we have significant exposure to credit risk as billed receivables and unbilled receivables are primarily due from the U.S. government. The allowance for doubtful accounts represents our estimate for exposure due to compliance, contractual issues and bad debts related to prime contractors.

At June 30, 2021 and December 31, 2020, our contract liabilities are $30.6 million and $37.2 million, respectively. Changes in the balance of contract liabilities are primarily due to the timing difference between our performance and our customers' payments. For the three months ended June 30, 2021, the amount of revenue that was included in the opening contract liabilities balance was $3.9 million. For the six months ended June 30, 2021, the amount of revenue that was included in the opening contract liabilities balance was $29.4 million.

The remaining performance obligation as of June 30, 2021 is $2.4 billion. The following table discloses when we expect to recognize the remaining performance obligation as revenue (in billions):

For the remaining six months ending December 31, 2021	For the year ending
	December 31, 2022	December 31, 2023	Thereafter
$1.1	$0.7	$0.2	$0.4

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

The purchase price of $46.3 million has been preliminarily allocated to the underlying assets and liabilities based on their estimated fair value at the date of acquisition. The excess of the purchase price over the fair value of assets acquired and liabilities assumed was recorded as goodwill. As we are still in the process of reviewing the fair value of the assets acquired and liabilities assumed, the purchase price allocation for Tapestry is not complete as of June 30, 2021. In accordance with ASC 805, Business Combinations, we expect to finalize our purchase price allocation within one year of the acquisition date.

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

The preliminary purchase price, which includes an estimated working capital adjustment, was $32.7 million. The preliminary purchase price has been preliminarily allocated to the underlying assets and liabilities based on their estimated fair value at the date of acquisition. The excess of the purchase price over the fair value of assets acquired and liabilities assumed was recorded as goodwill. As we are still in the process of reviewing the fair value of the assets acquired and liabilities assumed, the purchase price allocation for Minerva is not complete as of June 30, 2021. In accordance with ASC 805, Business Combinations, we expect to finalize our purchase price allocation within one year of the acquisition date.

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

The following table represents the preliminary purchase price allocation for Minerva (in thousands):

Cash and cash equivalents	$56
Receivables	4,573
Prepaid expenses	28
Goodwill	19,451
Other intangible assets	11,600
Property and equipment	149
Operating lease right of use assets	968
Other assets	29
Accounts payable	(1,875)
Accrued salaries and related expenses	(784)
Operating lease obligations—current	(384)
Accrued expenses and other current liabilities	(591)
Operating lease obligations—long term	(562)
Net assets acquired and liabilities assumed	$32,658

5.Earnings Per Share

Under ASC 260, Earnings per Share, the two-class method is an earnings allocation formula that determines earnings per share for each class of common stock according to dividends declared (or accumulated) and participation rights in undistributed earnings. Under that method, basic and diluted earnings per share data are presented for each class of common stock.

In applying the two-class method, we determined that undistributed earnings should be allocated equally on a per share basis between Class A and Class B common stock. Under our Certificate of Incorporation, the holders of the common stock are entitled to participate ratably, on a share-for-share basis as if all shares of common stock were of a single class, in such dividends as may be declared by the Board of Directors. During the six months ended June 30, 2021 and 2020, we declared and paid two quarterly dividends in the amounts of $0.38 per share and $0.32 per share, respectively, on both classes of common stock.

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

The net income available to common stockholders and weighted average number of common shares outstanding used to compute basic and diluted earnings per share for each class of common stock are as follows (in thousands, except per share amounts):

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Distributed earnings	$15,455	$12,902	$30,851	$25,770
Undistributed earnings	21,154	17,046	38,086	32,857
Net income	$36,609	$29,948	$68,937	$58,627

Class A common stock:
Basic net income available to common stockholders	$24,730	$20,141	$46,537	$39,407
Basic weighted average common shares outstanding	27,434	27,082	27,376	27,037
Basic earnings per share	$0.90	$0.74	$1.70	$1.46

Diluted net income available to common stockholders	$24,830	$20,220	$46,741	$39,576
Effect of potential exercise of stock options	345	327	373	358
Diluted weighted average common shares outstanding	27,779	27,409	27,749	27,395
Diluted earnings per share	$0.89	$0.74	$1.68	$1.44

Class B common stock:
Basic net income available to common stockholders	$11,879	$9,807	$22,400	$19,220
Basic weighted average common shares outstanding	13,177	13,187	13,177	13,187
Basic earnings per share	$0.90	$0.74	$1.70	$1.46

Diluted net income available to common stockholders	$11,779	$9,728	$22,196	$19,051
Diluted weighted average common shares outstanding	13,177	13,187	13,177	13,187
Diluted earnings per share	$0.89	$0.74	$1.68	$1.44

For the three months ended June 30, 2021 and 2020, options to purchase 428 shares and 228,816 shares, respectively, were outstanding but not included in the computation of diluted earnings per share because the options' effect would have been anti-dilutive. For the six months ended June 30, 2021 and 2020, options to purchase 411 shares and 231,938 shares, respectively, were outstanding but not included in the computation of diluted earnings per share because the options' effect would have been anti-dilutive. For the six months ended June 30, 2021 and 2020, there were 125,534 shares and 103,660 shares, respectively, issued from the exercise of stock options. For the six months ended June 30, 2021 and 2020 there were 117,129 shares and 48,861 shares, respectively, issued from the vesting of restricted stock units.

6.Property and Equipment

Major classes of property and equipment are summarized as follows (in thousands):

	June 30, 2021	December 31, 2020
Furniture and equipment	$216,294	$194,470
Leasehold improvements	68,049	62,293
Finance leases	767	705
Property and equipment—gross	285,110	257,468
Accumulated depreciation and amortization	(156,555)	(136,172)
Property and equipment—net	$128,555	$121,296

Depreciation and amortization expense related to property and equipment for the three months ended June 30, 2021 and 2020 was $11.7 million and $9.7 million, respectively. Depreciation and amortization expense related to property and equipment for the six months ended June 30, 2021 and 2020 was $23.2 million and $18.5 million, respectively.

7.Goodwill and Other Intangible Assets

The change in the carrying amount of goodwill during the year ended December 31, 2020 and six months ended June 30, 2021 are as follows (in thousands):

Goodwill Balance
Goodwill at December 31, 2019	$1,191,259
Acquisitions	46,624
Acquisition fair value adjustment	11
Goodwill at December 31, 2020	1,237,894
Acquisition fair value adjustment	(160)
Goodwill at June 30, 2021	$1,237,734

Other intangible assets consisted of the following (in thousands):

	June 30, 2021			December 31, 2020
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Other intangible assets:
Contract and program intangible assets	$430,632	$252,191	$178,441	$430,632	$242,194	$188,438
Capitalized software	54,571	43,930	10,641	54,605	40,812	13,793
Total other intangible assets—net	$485,203	$296,121	$189,082	$485,237	$283,006	$202,231

Amortization expense relating to intangible assets for the three months ended June 30, 2021 and 2020 was $6.3 million and $6.5 million, respectively. Amortization expense relating to intangible assets for the six months ended June 30, 2021 and 2020 was $13.1 million and $13.0 million, respectively. Amortization expense for the six months ended June 30, 2021 includes an impairment of $0.3 million for capitalized software. We estimate that we will have the following amortization expense for the future periods indicated below (in thousands):

For the remaining six months ending December 31, 2021	$11,790
For the year ending:
December 31, 2022	$23,974
December 31, 2023	$19,546
December 31, 2024	$17,486
December 31, 2025	$15,423
December 31, 2026	$14,331

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

The terms of the credit agreement permit prepayment and termination of the loan commitments at any time, subject to certain conditions. The credit agreement requires us to comply with specified financial covenants, including the maintenance of certain leverage ratios and a consolidated coverage ratio. The credit agreement also contains various covenants, including affirmative covenants with respect to certain reporting requirements and maintaining certain business activities, and negative covenants that, among other things, may limit or impose restrictions on our ability to incur liens, incur additional indebtedness, make investments, make acquisitions and undertake certain other actions. As of and during the six months ended June 30, 2021 and 2020, we were in compliance with the financial covenants under the credit agreement.

There was $30.0 million and $15.0 million outstanding on our revolving credit facility at June 30, 2021 and December 31, 2020, respectively. The maximum available borrowing under the revolving credit facility at June 30, 2021 was $467.9 million. As of June 30, 2021, we were contingently liable under letters of credit totaling $2.1 million, which reduces our availability to borrow under our revolving credit facility.

9.Commitments and Contingencies

Contracts with the U.S. government, including subcontracts, are subject to extensive legal and regulatory requirements and, from time-to-time, agencies of the U.S. government, in the ordinary course of business, investigate whether our operations are conducted in accordance with these requirements and the terms of the relevant contracts. U.S. government investigations of us, whether related to our U.S. government contracts or conducted for other reasons, could result in administrative, civil or criminal liabilities, including repayments, fines or penalties being imposed upon us, or could lead to suspension or debarment from future U.S. government contracting activities. Management believes it has adequately reserved for any losses that may be experienced from any investigation of which it is aware. The Defense Contract Audit Agency has substantially completed our incurred cost audits through 2018 with no material adjustments. The remaining audits for 2019 through 2020 are not expected to have a material effect on our financial position, results of operations or cash flow and management believes it has adequately reserved for any losses.

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

10.Stock-Based Compensation

Our 2016 Management Incentive Plan (the Plan) was designed to attract, retain and motivate key employees. The types of awards available under the Plan include, among others, stock options, restricted stock and restricted stock units (RSUs), among others. Equity awards granted under the Plan are settled in shares of Class A common stock. At the beginning of each year, the Plan provides that the number of shares available for issuance automatically increases by an amount equal to 1.5% of the total number of shares of Class A and Class B common stock outstanding on December 31st of the previous year. On January 2, 2021, there were 607,066 additional shares made available for issuance under the Plan. Through June 30, 2021, the Board of Directors has authorized the issuance of up to 16,358,071 shares under this Plan. Through June 30, 2021, the remaining aggregate number of shares of our common stock available for future grants under the Plan was 7,690,133. The Plan expires in March 2026.

The Plan is administered by the compensation committee of our Board of Directors, along with its delegates. Subject to the express provisions of the Plan, the committee has the Board of Directors’ authority to administer and interpret the Plan, including the discretion to determine the exercise price, vesting schedule, contractual life and the number of shares to be issued.

Stock Compensation Expense—For the three months ended June 30, 2021 and 2020, we recorded $4.2 million and $2.9 million, respectively, of stock-based compensation expense. For the six months ended June 30, 2021 and 2020, we recorded $7.6 million and $5.5 million, respectively, of stock-based compensation expense. No compensation expense of employees with stock awards, including stock-based compensation expense, was capitalized during the periods. For the three months ended June 30, 2021 and 2020, we recorded $0.5 million and $0.3 million, respectively, to income tax benefit related to the exercise of stock options, vested cancellations and the vesting of restricted stock and restricted stock units. For the six months ended June 30, 2021 and 2020, we recorded $1.5 million and $0.8 million, respectively, to income tax benefit related to the exercise of stock options, vested cancellations and the vesting of restricted stock and restricted stock units.

Stock Options—Under the Plan, we have issued stock options in the past. A stock option gives the holder the right, but not the obligation to purchase a certain number of shares at a predetermined price for a specific period of time. We did not grant any options during the six months ended June 30, 2021 and year ended December 31, 2020.

We have used the Black-Scholes-Merton option pricing model to determine the fair value of our awards on the date of grant. We will reconsider the use of the Black-Scholes-Merton model if additional information becomes available in the future that indicates another model would be more appropriate or if grants issued in future periods have characteristics that cannot be reasonably estimated under this model. Option grants that vested during the six months ended June 30, 2021 and 2020 had a combined fair value of $1.1 million and $1.7 million, respectively.

The following table summarizes stock option activity for the year ended December 31, 2020 and the six months ended June 30, 2021:

	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value (in thousands)	Weighted Average Remaining Contractual Life
Stock options outstanding at December 31, 2019	1,136,095	$54.98	$28,291
Exercised	(223,405)	$46.72	$6,897
Cancelled and expired	(126,863)	$61.17
Stock options outstanding at December 31, 2020	785,827	$56.33	$25,629
Exercised	(125,534)	$49.75	$4,758
Cancelled and expired	(8,808)	$64.04
Stock options outstanding at June 30, 2021	651,485	$57.49	$18,927	2 years

Stock options exercisable at June 30, 2021	419,532	$53.23	$13,973	2 years

The following table summarizes non-vested stock options for the six months ended June 30, 2021:

	Number of Shares	Weighted Average Fair Value
Non-vested stock options at December 31, 2020	353,643	$11.66
Vested	(113,516)	$10.06
Cancelled	(8,174)	$12.25
Non-vested stock options at June 30, 2021	231,953	$12.42

Unrecognized compensation expense related to non-vested awards was $1.8 million as of June 30, 2021, which is expected to be recognized over a weighted-average period of 1 year.

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

The following table summarizes the restricted stock activity during the year ended December 31, 2020 and the six months ended June 30, 2021:

	Number of Shares	Weighted Average Fair Value
Non-vested restricted stock at December 31, 2019	24,000	$62.66
Granted	24,000	$71.11
Vested	(24,000)	$62.66
Non-vested restricted stock at December 31, 2020	24,000	$71.11
Granted	24,000	$86.01
Vested	(24,000)	$71.11
Non-vested restricted stock at June 30, 2021	24,000	$86.01

RSUs—Under the Plan, we have issued restricted stock units (RSUs). RSUs are not actual shares, but rather a right to receive shares in the future. The shares are not issued and the employee cannot sell or transfer shares prior to vesting and have no voting rights until the RSUs vest. Employees who are granted RSUs do not receive dividend payments during the vesting period. Our employees' time-based RSUs generally provide for the delivery of shares in one-third increments on the first, second and third anniversaries of the date of grant. The grant date fair value of the RSUs is equal to the closing market price of our common stock on the grant date less the present value of dividends expected to be awarded during the service period. We recognize the grant date fair value of RSUs of shares we expect to issue as compensation expense ratably over the requisite service period.

The following table summarizes the non-vested RSU activity during the year ended December 31, 2020 and the six months ended June 30, 2021:

	Number of Units	Weighted Average Fair Value
Non-vested RSUs at December 31, 2019	210,827	$55.31
Granted	266,880	$68.83
Vested	(73,047)	$53.85
Forfeited	(57,861)	$64.52
Non-vested RSUs at December 31, 2020	346,799	$64.48
Granted	197,580	$78.62
Vested	(93,129)	$61.11
Forfeited	(10,816)	$58.13
Non-vested RSUs at June 30, 2021	440,434	$71.69

11. Subsequent Events

On July 20, 2021, we amended and restated our revolving credit facility (Third Amended and Restated Credit Agreement) with a syndicate of lenders led by Bank of America, N.A., as sole administrative agent. The Third Amended and Restated Credit Agreement includes credit facilities in an aggregate principal amount of up to $1.1 billion, made available through (i) a $500 million revolving credit facility (Revolving Credit Facility), and (ii) a $600 million delayed-draw term loan facility (Term Facility). Each of the Revolving Credit Facility and the Term Facility matures on July 20, 2026. Under the Term Facility, borrowings are available to be drawn prior to the first anniversary of the Third Amended and Restated Credit Agreement in up to three separate drawings in a minimal amount of $50 million. The Third Amended and Restated Credit Agreement also includes an accordion feature that permits us to arrange with the lenders for the provision of additional commitments.

The Third Amended and Restated Credit Agreement requires us to comply with specified financial covenants, including the maintenance of certain leverage ratios and a consolidated interest coverage ratio. The credit agreement also contains various covenants, including affirmative covenants with respect to certain reporting requirements and maintaining certain business activities, and negative covenants that, among other things, may limit or impose restrictions on our ability to incur liens, incur additional indebtedness, make investments, make acquisitions and undertake certain other actions.

Borrowings under our amended and restated credit agreement are collateralized by substantially all of our assets and those of our Material Subsidiaries (as defined in the credit agreement) and bear interest at one of the following variable rates as selected by us at the time of borrowing: a London Interbank Offer Rate base rate plus market-rate spreads (1.25% to 2.00% based on our consolidated total leverage ratio) or Bank of America's prime rate plus market spreads (0.25% to 1.00% based on our consolidated net leverage ratio).

We incurred $3.3 million in related fees which will be deferred and amortized over the term of the amended and restated credit agreement.

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

Approximately 99% of our revenues are generated through contracts with the U.S. federal government, or through prime contractors supporting the U.S. government. The U.S. government is the largest consumer of services and solutions in the U.S. As such, our business is impacted by the overall U.S. government budget and our ability to match our capabilities and offerings to the U.S. government's spending priorities. On December 27, 2020, Congress passed, and the President signed into law the Consolidated Appropriations Act of 2020. The Consolidated Appropriations Act funds the federal government through GFY 2021 and contains $696 billion of funding for defense. The President's proposal for GFY 2022 contains $753 billion for defense and $769 billion for non-defense. Included within the proposal is $20 billion for unclassified cyber, representing 9% year-over-year growth and $97 billion for IT modernization, representing 4% year-over-year growth.

On August 1, 2021, the suspension of the U.S. statutory debt ceiling limit expired. If Congress fails to increase or further suspend the debt ceiling prior to exhausting its monetary resources, the U.S. government could experience a shutdown or be unable to make payments which could have a material adverse effect on our liquidity and results of operations.

COVID-19 Pandemic

We are continuing to monitor impacts of the global outbreak of the COVID-19 pandemic including new variants of the virus. With the rollout of the vaccine, previous measures adopted by local, state and federal governments to mitigate its impact have been, or are in the process of being, lifted. The removal of these mitigation protocols has allowed a majority of our previously impacted programs to return to normal operations.

For programs that had been impacted or are still being impacted, the Coronavirus Aid, Relief and Economic Security (CARES) Act, enacted on March 27, 2020, included a provision (Section 3610) under which government contractors can seek reimbursement for employee's salaries when they are prevented from accessing worksites or are subject to reduced work schedules and cannot telecommute. These provisions were extended on March 11, 2021 when the President signed into law the American Rescue Plan (ARP) Act of 2021. The ARP Act is a $1.9 trillion stimulus package aimed at further combating the economic impacts of the COVID-19 pandemic. The extension contained within the ARP Act expires on September 30, 2021. The precise application of this provision, including what type of costs will be reimbursed, the earliest date cost-reimbursement will be applicable, and whether fee recovery will be included in the reimbursement, are determinations being made at the individual government agency or contract level. Currently, our customers are reimbursing costs incurred without fee. We cannot predict the duration of the pandemic, nor the overall effectiveness of the vaccine, however, an extended duration or resurgence of the pandemic may have an adverse impact on our results of operations.

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

Three Months Ended June 30, 2021 Compared to the Three Months Ended June 30, 2020

The following table sets forth certain items from our condensed consolidated statements of income and the relative percentage that certain items of expenses and earnings bear to revenue, as well as the period-to-period change from June 30, 2020 to June 30, 2021.

	Three months ended June 30,				Period-to-Period Change
	2021	2020	2021	2020	2020 to 2021
	Dollars		Percentage		Dollars	Percentage
	(dollars in thousands)
REVENUE	$648,578	$632,492	100.0%	100.0%	$16,086	2.5%
Cost of services	552,868	539,473	85.2%	85.3%	13,395	2.5%
General and administrative expenses	47,048	53,433	7.3%	8.4%	(6,385)	(11.9)%
OPERATING INCOME	48,662	39,586	7.5%	6.3%	9,076	22.9%
Interest expense	(366)	(632)	0.1%	0.1%	(266)	(42.1)%
Interest income	39	137	—%	—%	(98)	(71.5)%
Other expense, net	(12)	—	—%	—%	12	—%
INCOME FROM OPERATIONS BEFORE INCOME TAXES AND EQUITY METHOD INVESTMENTS	48,323	39,091	7.4%	6.2%	9,232	23.6%
Provision for income taxes	(11,714)	(9,143)	1.8%	1.5%	2,571	28.1%
NET INCOME	$36,609	$29,948	5.6%	4.7%	$6,661	22.2%

Revenue

The primary drivers of our increase in revenues relates to revenue from recent acquisitions, new contract awards and growth on certain existing contracts. These increases were offset by contracts and tasks that ended and reduced scope of work on some contracts.

Cost of services

The increase in cost of services was primarily due to increases in revenue and the reclassification of certain allocated indirect expenses. As a percentage of revenue, direct labor costs was 49% for both the three months ended June 30, 2021 and 2020. As a percentage of revenues, other direct costs, which include subcontractors and third party equipment and materials used in the performance of our contracts, were 36% and 37% for the three months ended June 30, 2021 and 2020, respectively. With COVID mitigation protocols being reduced or lifted, direct labor has been impacted as employees have begun utilizing paid time off at a normalized level.

General and administrative expenses

The decrease in general and administrative expenses was primarily due to changes in the classification of certain indirect cost allocations of approximately $4 million, reduced bad debt expense and other indirect expenditures. These reductions were partially offset by increased expenditures for bid and proposal and investments in new capabilities through research and development expenditures.

Interest expense

The decrease in interest expense was related to lower average outstanding borrowings on our revolving credit facility.

Provision for income taxes

Our effective tax rate is affected by recurring items, such as the relative amount of income we earn in various taxing jurisdictions and their tax rates. It is also affected by discrete items that may occur in any given year, but are not consistent from year-to-year. Our effective income tax rate was 24% and 23% for the three months ended June 30, 2021 and 2020, respectively. For the three months ending June 30, 2021, the effective tax rate increased primarily due to the increase in the market value of our deferred compensation plan during the second quarter of 2020.

Six Months Ended June 30, 2021 Compared to the Six Months Ended June 30, 2020

The following table sets forth certain items from our condensed consolidated statements of income and the relative percentage that certain items of expenses and earnings bear to revenue, as well as the period-to-period change from June 30, 2020 to June 30, 2021.

	Six months ended June 30,				Period-to-Period Change
	2021	2020	2021	2020	2020 to 2021
	Dollars		Percentage		Dollars	Percentage
	(dollars in thousands)
REVENUE	$1,281,802	$1,243,404	100.0%	100.0%	$38,398	3.1%
Cost of services	1,095,585	1,059,764	85.5%	85.2%	35,821	3.4%
General and administrative expenses	95,134	105,156	7.4%	8.5%	(10,022)	(9.5)%
OPERATING INCOME	91,083	78,484	7.1%	6.3%	12,599	16.1%
Interest expense	(720)	(1,287)	0.1%	0.1%	(567)	(44.1)%
Interest income	79	187	—%	—%	(108)	(57.8)%
Other (expense), net	(133)	(22)	—%	—%	111	504.5%
INCOME FROM OPERATIONS BEFORE INCOME TAXES AND EQUITY METHOD INVESTMENTS	90,309	77,362	7.0%	6.2%	12,947	16.7%
Provision for income taxes	(21,371)	(18,734)	1.6%	1.5%	2,637	14.1%
Equity in (losses) of unconsolidated subsidiaries	(1)	(1)	—%	—%	—	—%
NET INCOME	$68,937	$58,627	5.4%	4.7%	$10,310	17.6%

Revenue

The primary drivers of our increase in revenues relates to revenue from recent acquisitions, new contract awards and growth on certain existing contracts. These increases were offset by contracts and tasks that ended, reduced scope of work on some contracts and lower material purchases as compared to the same period in 2020. We expect revenues to increase in 2021 due to recent and future new contracts and growth on existing programs.

Cost of services

The increase in cost of services was primarily due to increases in revenue and the reclassification of certain allocated indirect expenses. As a percentage of revenue, direct labor costs were 51% and 49% for the six months ended June 30, 2021 and 2020, respectively. As a percentage of revenues, other direct costs, which include subcontractors and third party equipment and materials used in the performance of our contracts, were 35% and 37% for the six months ended June 30, 2021 and 2020, respectively. The shift in our mix between direct labor and other direct costs was primarily due an increase in direct labor, which includes increased overhead due to cost allocation reclassifications, and lower material purchases on several contracts due to timing of customer requirements as well as reduced other direct costs. We expect cost of services as a percentage of revenue to increase in 2021 due to expectations of increasing material procurements.

General and administrative expenses

The decrease in general and administrative expenses was primarily due to changes in the classification of certain indirect cost allocations of approximately $8 million, reduced bad debt expense and other indirect expenditures. These reductions were partially offset by increased bid and proposal spending and investments in new capabilities through research and development expenditures. For the remainder of 2021, we expect general and administrative expenses to increase as a percentage of revenue.

Interest expense

The decrease in interest expense was due to lower average outstanding borrowings on our revolving credit facility.

Provision for income taxes

Our effective tax rate is affected by recurring items, such as the relative amount of income we earn in various taxing jurisdictions and their tax rates. It is also affected by discrete items that may occur in any given year, but are not consistent from year-to-year. Our effective income tax rate was 24% for both the six months ended June 30, 2021 and 2020. Under the current tax laws, we expect our effective tax rate to slightly increase in 2021. The President has signaled the administration's intent to increase the U.S. corporate income tax rate. An increase in the U.S. corporate rate could result in a significant increase in our income tax expense as we would be required to revalue our deferred tax liabilities.

Backlog

At both June 30, 2021 and December 31, 2020, our backlog was $10.2 billion. Our funded backlog was $1.4 billion and $1.2 billion as of June 30, 2021 and December 31, 2020, respectively. Backlog represents estimates that we calculate on a consistent basis. For additional information on how we compute backlog, see the disclosure under the caption "Backlog," contained in "Item 1 Business" of our Annual Report on Form 10-K for the fiscal year ended December 31, 2020.

Liquidity and Capital Resources

Historically, our primary liquidity needs have been financing acquisitions, working capital, payments under our cash dividend program and capital expenditures. Our primary sources of liquidity are cash from operating activities and borrowings under our revolving credit facility.

On June 30, 2021, our cash and cash equivalents balance was $64.9 million. There was $30.0 million outstanding under our revolving credit facility at June 30, 2021. As of June 30, 2021, we were contingently liable under letters of credit totaling $2.1 million, which reduces our availability to borrow under our revolving credit facility. The maximum available borrowings under our revolving credit facility at June 30, 2021 were $467.9 million.

Cash Flows From (Used In) Operating Activities

Our operating cash flow is primarily affected by our ability to invoice and collect from our customers in a timely manner, our management of vendor payments and the overall profitability of our contracts. We bill most of our customers monthly after services are rendered. Our accounts receivable days sales outstanding were 64 and 63 for the six months ended June 30, 2021 and 2020, respectively. For the six months ended June 30, 2021 and 2020, our net cash flow from operating activities was $66.5 million and $104.7 million, respectively. The decrease in net cash flows from operating activities over the comparative period was primarily due to the timing of collections from customers offset by vendor payments and deferrals in payment of certain payroll taxes during the six months ended June 30, 2020 as allowed under the CARES Act.

Cash Flows From (Used In) Investing Activities

Our cash used in investing activities consists primarily of business combinations, purchases of property and equipment and investments in capital software. For the six months ended June 30, 2021 our net cash used in investing activities was $30.9 million, which was primarily due to the purchase of equipment to support managed IT service contracts. For the six months ended June 30, 2020 our net cash used in investing activities was $45.6 million, which was primarily due to the purchase of equipment to support managed IT service contracts and capitalized software, offset by proceeds from corporate owned life insurance.

Cash Flows From (Used in) Financing Activities

For the six months ended June 30, 2021, our net cash used in financing activities was $12.0 million, which was primarily the result of our dividend payments, offset by net borrowings under our credit facility. For the six months ended June 30, 2020, our net cash used in financing activities was $38.3 million, which was primarily due to net repayments of our revolving credit facility and dividend payments, offset by proceeds from the exercise of stock options.

Revolving Credit Facility

On July 20, 2021, we amended and restated our credit agreement with a syndicate of lenders led by Bank of America, N.A., as sole administrative agent. The amended and restated credit agreement provides for a $500 million revolving credit facility, with a $100 million letter of credit sublimit and a $50 million swing line loan sublimit as well as a delayed-draw term loan of $600 million. Under the Term Facility, borrowings are available to be drawn prior to the first anniversary of the amended and restated credit facility in up to three separate drawings of not less than $50 million. The amended and restated credit agreement also includes an accordion feature that permits us to arrange with the lenders for the provision of additional commitments. The maturity date is July 20, 2026.

Borrowings under our amended and restated credit agreement are collateralized by substantially all of our assets and our Material Subsidiaries (as defined in the agreement) and bear interest at one of the following variable rates as selected by us at the time of borrowing: a London Interbank Offer Rate base rate plus market spreads (1.25% to 2.00% based on our consolidated total leverage ratio) or Bank of America's prime rate plus market spreads (0.25% to 1.00% based on our consolidated net leverage ratio).

There was $30.0 million outstanding on our revolving credit facility at June 30, 2021. As of and during the six months ended June 30, 2021, we were in compliance with the financial covenants under the credit agreement.

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

Dividend

During the six months ended June 30, 2021 and 2020, we declared and paid a quarterly dividend in the amount of $0.38 per share and $0.32 per share, respectively, on both classes of our common stock. While we expect to continue the cash dividend program, any future dividends declared will be at the discretion of our Board of Directors and will depend, among other factors, upon our results of operations, financial condition and cash requirements, as well as such other factors that our Board of Directors deems relevant.

Off-Balance Sheet Arrangements

In the ordinary course of business, we use letters of credit issued to satisfy certain contractual terms with our customers. As of June 30, 2021, $2.1 million in letters of credit were issued but undrawn. We have an outstanding performance bond in connection with a contract between ManTech MENA, LLC and Jadwalean International Operations and Management Company to fulfill technical support requirements for the Royal Saudi Air Force. This performance bond is guaranteed by a letter of credit in the amount of $1.6 million.

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

Recently Adopted Accounting Standards Updates

Accounting Standards Updates that became effective during the six months ended June 30, 2021 did not have a material impact on our condensed consolidated financial statements.

Recently Issued But Not Yet Adopted ASUs

ASUs effective after June 30, 2021 are not expected to have a material effect on our condensed consolidated financial statements.

Item 3.Quantitative and Qualitative Disclosures about Market Risk

Our exposure to market risk relates to changes in interest rates for borrowing under our revolving credit facility. At June 30, 2021, we had $30.0 million outstanding on our revolving credit facility. Borrowings under our revolving credit facility bear interest at variable rates. A hypothetical 10% increase in interest rates would have an immaterial effect on our interest expense for the six months ended June 30, 2021.

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

As of June 30, 2021, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), management evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 of the Exchange Act. Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level described above.

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
10.1*
Third Amended and Restated Credit Agreement, by and among the Company and a syndicate of lenders, including Bank of America, N.A., acting as administrative agent for the lenders, dated as of July 20, 2021 (incorporated herein by reference from registrant's Current Report on Form 8-K, as filed with the SEC on July 20, 2021).

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

MANTECH INTERNATIONAL CORPORATION

		By:	/s/ KEVIN M. PHILLIPS
Date:	August 4, 2021	Name:	Kevin M. Phillips
		Title:	Chairman, Chief Executive Officer and President

		By:	/s/ JUDITH L. BJORNAAS
Date:	August 4, 2021	Name:	Judith L. Bjornaas
		Title:	Chief Financial Officer