Form 10-Q
period 2021-09-30
MANTECH INTERNATIONAL CORP
filed 2021-11-03
CIK 892537

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
__________________________________________
FORM 10-Q
__________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No
As of November 1, 2021 there were 27,562,407 shares outstanding of our Class A common stock and 13,176,695 shares outstanding of our Class B common stock.

PART I – FINANCIAL INFORMATION

Item 1.Financial Statements

MANTECH INTERNATIONAL CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands Except Share and Per Share Amounts)

	(unaudited)
	September 30, 2021	December 31, 2020
ASSETS
Cash and cash equivalents	$145,414	$41,193
Receivables—net	389,403	400,621
Prepaid expenses	30,752	26,243
Taxes receivable—current	17,838	21,968
Other current assets	8,339	6,354
Total Current Assets	591,746	496,379
Goodwill	1,238,090	1,237,894
Other intangible assets—net	182,234	202,231
Property and equipment—net	127,042	121,296
Operating lease right of use assets	79,266	94,825
Employee supplemental savings plan assets	40,996	37,848
Investments	11,555	11,549
Other assets	13,232	11,642
TOTAL ASSETS	$2,284,161	$2,213,664
LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Accounts payable	$164,387	$142,360
Accrued salaries and related expenses	121,767	123,953
Contract liabilities	34,442	37,218
Operating lease obligations—current	31,291	30,105
Accrued expenses and other current liabilities	8,924	15,177
Total Current Liabilities	360,811	348,813
Deferred income taxes	152,586	141,638
Operating lease obligations—long term	67,306	80,242
Accrued retirement	34,841	36,310
Long-term debt	—	15,000
Other long-term liabilities	12,215	12,249
TOTAL LIABILITIES	627,759	634,252
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY
Common stock, Class A—$0.01 par value; 150,000,000 shares authorized; 27,803,379 and 27,538,474 shares issued at September 30, 2021 and December 31, 2020; 27,559,266 and 27,294,361 shares outstanding at September 30, 2021 and December 31, 2020	278	275
Common stock, Class B—$0.01 par value; 50,000,000 shares authorized; 13,176,695 and 13,176,695 shares issued and outstanding at September 30, 2021 and December 31, 2020	132	132
Additional paid-in capital	562,159	545,717
Treasury stock, 244,113 and 244,113 shares at cost at September 30, 2021 and December 31, 2020	(9,158)	(9,158)
Retained earnings	1,103,243	1,042,676
Accumulated other comprehensive loss	(252)	(230)
TOTAL STOCKHOLDERS' EQUITY	1,656,402	1,579,412
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$2,284,161	$2,213,664
See notes to condensed consolidated financial statements.

MANTECH INTERNATIONAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In Thousands Except Per Share Amounts)

	(unaudited) Three months ended September 30,		(unaudited) Nine months ended September 30,
	2021	2020	2021	2020
REVENUE	$637,821	$636,196	$1,919,623	$1,879,600
Cost of services	536,205	538,000	1,631,790	1,597,764
General and administrative expenses	48,343	58,855	143,477	164,011
OPERATING INCOME	53,273	39,341	144,356	117,825
Interest expense	(606)	(310)	(1,326)	(1,597)
Interest income	36	40	115	227
Other (expense), net	(92)	(29)	(225)	(51)
INCOME FROM OPERATIONS BEFORE INCOME TAXES AND EQUITY METHOD INVESTMENTS	52,611	39,042	142,920	116,404
Provision for income taxes	(14,655)	(9,303)	(36,026)	(28,037)
Equity in losses of unconsolidated subsidiaries	—	—	(1)	(1)
NET INCOME	$37,956	$29,739	$106,893	$88,366
BASIC EARNINGS PER SHARE:
Class A common stock	$0.93	$0.74	$2.63	$2.19
Class B common stock	$0.93	$0.74	$2.63	$2.19
DILUTED EARNINGS PER SHARE:
Class A common stock	$0.93	$0.73	$2.61	$2.18
Class B common stock	$0.93	$0.73	$2.61	$2.18

See notes to condensed consolidated financial statements.

MANTECH INTERNATIONAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In Thousands)

	(unaudited) Three months ended September 30,		(unaudited) Nine months ended September 30,
	2021	2020	2021	2020
NET INCOME	$37,956	$29,739	$106,893	$88,366
OTHER COMPREHENSIVE LOSS:
Translation adjustments, net of tax	(3)	(19)	(22)	(44)
Total other comprehensive loss	(3)	(19)	(22)	(44)
COMPREHENSIVE INCOME	$37,953	$29,720	$106,871	$88,322

See notes to condensed consolidated financial statements.

MANTECH INTERNATIONAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(In Thousands)

	(unaudited) Three months ended September 30,		(unaudited) Nine months ended September 30,
	2021	2020	2021	2020
Common Stock, Class A
At beginning of period	$278	$274	$275	$272
Stock option exercises	—	—	2	1
Stock-based compensation expense	—	—	1	1
At end of period	278	274	278	274
Common Stock, Class B
At beginning of period	132	132	132	132
At end of period	132	132	132	132
Additional Paid-In Capital
At beginning of period	557,211	535,464	545,717	525,851
Stock-based compensation expense	3,960	3,023	11,515	8,532
Stock option exercises	1,587	1,036	8,019	5,917
Payment consideration to tax authority on employees' behalf	(599)	(237)	(3,092)	(1,014)
At end of period	562,159	539,286	562,159	539,286
Treasury Stock, at cost
At beginning of period	(9,158)	(9,158)	(9,158)	(9,158)
At end of period	(9,158)	(9,158)	(9,158)	(9,158)
Retained Earnings
At beginning of period	1,080,762	1,006,624	1,042,676	973,767
Net income	37,956	29,739	106,893	88,366
Dividends	(15,475)	(12,915)	(46,326)	(38,685)
At end of period	1,103,243	1,023,448	1,103,243	1,023,448
Accumulated Other Comprehensive Loss
At beginning of period	(249)	(247)	(230)	(222)
Translation adjustments, net of tax	(3)	(19)	(22)	(44)
At end of period	(252)	(266)	(252)	(266)
Total Stockholders' Equity	$1,656,402	$1,553,716	$1,656,402	$1,553,716

See notes to condensed consolidated financial statements.

MANTECH INTERNATIONAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)

	(unaudited) Nine months ended September 30,
	2021	2020
CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES:
Net income	$106,893	$88,366
Adjustments to reconcile net income to net cash flow from (used in) operating activities:
Depreciation and amortization	57,438	51,281
Noncash lease expense	27,002	20,738
Stock-based compensation expense	11,516	8,533
Deferred income taxes	10,948	11,127
Change in allowance for bad debts	(3,499)	5,244
Contract loss reserve	—	(372)
Change in assets and liabilities—net of effects from acquired businesses:
Receivables—net	14,638	10,877
Taxes receivable—current	4,130	(5,825)
Prepaid expenses	(3,843)	(7,838)
Other current assets	1,180	(1,333)
Employee supplemental savings plan asset	(3,375)	(2,042)
Other long-term assets	(3,775)	(1,939)
Accounts payable	24,850	23,490
Operating lease obligations	(26,465)	(22,102)
Accrued expenses and other current liabilities	(6,753)	(925)
Contract liabilities	(2,292)	12,438
Accrued salaries and related expenses	(2,123)	29,812
Accrued retirement	(1,469)	(2,328)
Other long-term liabilities	—	100
Other	49	(169)
Net cash flow from operating activities	205,050	217,133
CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES:
Purchases of property and equipment	(41,199)	(53,685)
Proceeds from corporate owned life insurance	227	4,137
Investment in capitalized software	—	(5,193)
Proceeds from sale of property and equipment	—	869
Net cash (used in) investing activities	(40,972)	(53,872)
CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES:
Borrowing under credit agreement	207,500	285,500
Repayments under credit agreement	(222,500)	(322,000)
Dividends paid	(46,332)	(38,689)
Proceeds from exercise of stock options	8,020	5,918
Debt issuance costs	(3,315)	—
Payment consideration to tax authority on employees' behalf	(3,092)	(1,014)
Principal paid on financing leases	(138)	(118)
Net cash (used in) financing activities	(59,857)	(70,403)
NET CHANGE IN CASH AND CASH EQUIVALENTS	104,221	92,858
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	41,193	8,854
CASH AND CASH EQUIVALENTS, END OF PERIOD	$145,414	$101,712
SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest	$1,008	$1,568
Cash paid for income taxes, net of refunds	$20,789	$22,619
Noncash investing and financing activities:
Operating lease obligations arising from obtaining right of use assets	$14,685	$6,459
Finance lease obligations arising from obtaining right of use assets	$141	$107
Noncash investing activities	$(319)	$5,480
See notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2021
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

For contracts that do not meet the criteria to measure performance as a right to invoice under the series guidance, we utilize an Estimate at Completion process to measure progress toward completion. We typically estimate progress towards completion based on cost incurred or direct labor incurred. As part of this process, we review information including, but not limited to, any outstanding key contract matters, progress towards completion and the related program schedule, identified risks and opportunities and the related changes in estimates of revenue and costs. The risks and opportunities include judgments about the ability and cost to achieve the contract milestones and other technical contract requirements. We make assumptions and estimates regarding labor productivity and availability, the complexity of the work to be performed, the availability of materials, the length of time to complete the performance obligation, execution by our subcontractors, the availability and timing of funding from our customer and overhead cost rates, among other variables. A significant change in one or more of these estimates could affect the timing in which we recognize revenue on our contracts. For the three months ended September 30, 2021 and 2020, the aggregate impact of adjustments in contract estimates increased our revenue by $3.7 million and $4.3 million, respectively. For nine months ended September 30, 2021 and 2020, the aggregate impact of adjustments in contract estimates increased our revenue by $8.1 million and $9.4 million, respectively.

We have one reportable segment. Our U.S. government customers typically exercise independent decision-making and contracting authority. Offices or divisions within an agency or department of the U.S. government may directly, or through a prime contractor, use our services as a separate customer as long as the customer has independent decision-making and contracting authority within its organization. We treat sales to U.S. government customers as sales within the U.S. regardless of where the services are performed. We generated 100% and 99% of our revenue from sales in the U.S. for each of the three months ended September 30, 2021 and 2020, respectively. We generated 100% and 99% of our revenue from sales in the U.S. for each of the nine months ended September 30, 2021 and 2020, respectively.

The following tables disclose revenue (in thousands) by contract type, customer and contractor type for the periods presented.

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Cost-reimbursable	$441,588	$431,991	$1,305,313	$1,283,522
Fixed-price	113,122	126,402	362,804	368,316
Time-and-materials	83,111	77,803	251,506	227,762
Revenue	$637,821	$636,196	$1,919,623	$1,879,600

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
U.S. Government	$631,765	$624,888	$1,903,018	$1,848,043
State agencies, international agencies and commercial entities	6,056	11,308	16,605	31,557
Revenue	$637,821	$636,196	$1,919,623	$1,879,600

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Prime contractor	$596,420	$579,858	$1,787,800	$1,712,403
Subcontractor	41,401	56,338	131,823	167,197
Revenue	$637,821	$636,196	$1,919,623	$1,879,600

The components of our receivables are as follows (in thousands):

	September 30, 2021	December 31, 2020
Billed receivables	$313,336	$312,991
Unbilled receivables	91,251	106,007
Allowance for doubtful accounts	(15,184)	(18,377)
Receivables—net	$389,403	$400,621

Receivables at September 30, 2021 are expected to be substantially collected within one year except for approximately $4.1 million, of which a majority is related to U.S. government receivables. We do not believe that we have significant exposure to credit risk as billed receivables and unbilled receivables are primarily due from the U.S. government. The allowance for doubtful accounts represents our estimate for exposure due to compliance, contractual issues and bad debts related to prime contractors.

At September 30, 2021 and December 31, 2020, our contract liabilities are $34.4 million and $37.2 million, respectively. Changes in the balance of contract liabilities are primarily due to the timing difference between our performance and our customers' payments. For the three months ended September 30, 2021, the amount of revenue that was included in the opening contract liabilities balance was $1.2 million. For the nine months ended September 30, 2021, the amount of revenue that was included in the opening contract liabilities balance was $30.6 million.

The remaining performance obligation as of September 30, 2021 is $2.2 billion. The following table discloses when we expect to recognize the remaining performance obligation as revenue (in billions):

For the remaining three months ending December 31, 2021	For the year ending
	December 31, 2022	December 31, 2023	Thereafter
$0.6	$1.0	$0.2	$0.4

4. Leases

Our operating leases are primarily made up of real estate. Our finance leases are primarily made up of transportation vehicles and equipment. There have been no material changes to our finance leases from the Form 10-K filed as of December 31, 2020.

The balance sheet information related to our operating leases was as follows (dollars in thousands):

	September 30, 2021	December 31, 2020
Operating Leases
Operating lease right of use assets	$79,266	$94,825

Operating lease obligations—current	$31,291	$30,105
Operating lease obligations—long term	$67,306	$80,242

The components of operating lease expense are as follows:

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Operating lease expense	$12,004	$8,465	$28,907	$25,548

Operating lease expense for the three and nine months ended September 30, 2021 includes $3.4 million of expense related to the abandonment of four facilities.

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

The purchase price of $46.3 million has been allocated to the underlying assets and liabilities based on their estimated fair value at the date of acquisition. The excess of the purchase price over the fair value of assets acquired and liabilities assumed was recorded as goodwill. The purchase price allocation for Tapestry is complete as of September 30, 2021.

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

The following table represents the purchase price allocation for Tapestry (in thousands):

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

The preliminary purchase price, which includes a finalized working capital adjustment, was $32.7 million. The preliminary purchase price has been preliminarily allocated to the underlying assets and liabilities based on their estimated fair value at the date of acquisition. The excess of the purchase price over the fair value of assets acquired and liabilities assumed was recorded as goodwill. As we are still in the process of reviewing the fair value of the assets acquired and liabilities assumed, the purchase price allocation for Minerva is not complete as of September 30, 2021. In accordance with ASC 805, Business Combinations, we expect to finalize our purchase price allocation within one year of the acquisition date.

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

The following table represents the preliminary purchase price allocation for Minerva (in thousands):

Cash and cash equivalents	$56
Receivables	4,181
Prepaid expenses	28
Goodwill	19,807
Other intangible assets	11,600
Property and equipment	149
Operating lease right of use assets	968
Other assets	29
Accounts payable	(1,875)
Accrued salaries and related expenses	(784)
Operating lease obligations—current	(384)
Accrued expenses and other current liabilities	(555)
Operating lease obligations—long term	(562)
Net assets acquired and liabilities assumed	$32,658

6.Earnings Per Share

Under ASC 260, Earnings per Share, the two-class method is an earnings allocation formula that determines earnings per share for each class of common stock according to dividends declared (or accumulated) and participation rights in undistributed earnings. Under that method, basic and diluted earnings per share data are presented for each class of common stock.

In applying the two-class method, we determined that undistributed earnings should be allocated equally on a per share basis between Class A and Class B common stock. Under our Certificate of Incorporation, the holders of the common stock are entitled to participate ratably, on a share-for-share basis as if all shares of common stock were of a single class, in such dividends as may be declared by the Board of Directors. During the nine months ended September 30, 2021 and 2020, we declared and paid quarterly dividends in the amounts of $0.38 per share and $0.32 per share, respectively, on both classes of common stock.

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

The net income available to common stockholders and weighted average number of common shares outstanding used to compute basic and diluted earnings per share for each class of common stock are as follows (in thousands, except per share amounts):

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Distributed earnings	$15,475	$12,915	$46,326	$38,685
Undistributed earnings	22,481	16,824	60,567	49,681
Net income	$37,956	$29,739	$106,893	$88,366

Class A common stock:
Basic net income available to common stockholders	$25,663	$20,014	$72,200	$59,421
Basic weighted average common shares outstanding	27,512	27,139	27,421	27,071
Basic earnings per share	$0.93	$0.74	$2.63	$2.19

Diluted net income available to common stockholders	$25,754	$20,080	$72,495	$59,656
Effect of potential exercise of stock options	301	274	349	330
Diluted weighted average common shares outstanding	27,813	27,413	27,770	27,401
Diluted earnings per share	$0.93	$0.73	$2.61	$2.18

Class B common stock:
Basic net income available to common stockholders	$12,293	$9,725	$34,693	$28,945
Basic weighted average common shares outstanding	13,177	13,187	13,177	13,187
Basic earnings per share	$0.93	$0.74	$2.63	$2.19

Diluted net income available to common stockholders	$12,202	$9,659	$34,398	$28,710
Diluted weighted average common shares outstanding	13,177	13,187	13,177	13,187
Diluted earnings per share	$0.93	$0.73	$2.61	$2.18

For the three months ended September 30, 2021 and 2020, options to purchase 24,926 shares and 201,880 shares, respectively, were outstanding but not included in the computation of diluted earnings per share because the options' effect would have been anti-dilutive. For the nine months ended September 30, 2021 and 2020, options to purchase 8,673 shares and 221,845 shares, respectively, were outstanding but not included in the computation of diluted earnings per share because the options' effect would have been anti-dilutive. For the nine months ended September 30, 2021 and 2020, there were 163,577 shares and 127,467 shares, respectively, issued from the exercise of stock options. For the nine months ended September 30, 2021 and 2020 there were 135,349 shares and 54,433 shares, respectively, issued from the vesting of restricted stock units.

7.Property and Equipment

Major classes of property and equipment are summarized as follows (in thousands):

	September 30, 2021	December 31, 2020
Furniture and equipment	$222,857	$194,470
Leasehold improvements	69,031	62,293
Finance leases	796	705
Property and equipment—gross	292,684	257,468
Accumulated depreciation and amortization	(165,642)	(136,172)
Property and equipment—net	$127,042	$121,296

Depreciation and amortization expense related to property and equipment for the three months ended September 30, 2021 and 2020 was $11.7 million and $9.2 million, respectively. Depreciation and amortization expense related to property and equipment for the nine months ended September 30, 2021 and 2020 was $34.9 million and $27.7 million, respectively.

8.Goodwill and Other Intangible Assets

The change in the carrying amount of goodwill during the year ended December 31, 2020 and nine months ended September 30, 2021 are as follows (in thousands):

Goodwill Balance
Goodwill at December 31, 2019	$1,191,259
Acquisitions	46,624
Acquisition fair value adjustment	11
Goodwill at December 31, 2020	1,237,894
Acquisition fair value adjustment	196
Goodwill at September 30, 2021	$1,238,090

Other intangible assets consisted of the following (in thousands):

	September 30, 2021			December 31, 2020
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Other intangible assets:
Contract and program intangible assets	$430,632	$256,859	$173,773	$430,632	$242,194	$188,438
Capitalized software	54,570	46,109	8,461	54,605	40,812	13,793
Total other intangible assets—net	$485,202	$302,968	$182,234	$485,237	$283,006	$202,231

Amortization expense relating to intangible assets for the three months ended September 30, 2021 and 2020 was $6.9 million and $8.2 million, respectively. Amortization expense relating to intangible assets for the nine months ended September 30, 2021 and 2020 was $20.0 million and $21.2 million, respectively. Amortization expense for the nine months ended September 30, 2021 includes an impairment of $1.2 million for capitalized software. We estimate that we will have the following amortization expense for the future periods indicated below (in thousands):

For the remaining three months ending December 31, 2021	$5,730
For the year ending:
December 31, 2022	$23,448
December 31, 2023	$19,283
December 31, 2024	$17,486
December 31, 2025	$15,423
December 31, 2026	$14,331

9.Debt

On July 20, 2021, we amended and restated our credit agreement (Third Amended and Restated Credit Agreement) with a syndicate of lenders led by Bank of America, N.A., as sole administrative agent. The Third Amended and Restated Credit Agreement includes an aggregate principal amount of up to $1.1 billion made available through (i) a $500 million revolving credit facility with a $100 million letter of credit sublimit and a $50 million swing line loan sublimit and (ii) a $600 million delayed-draw term loan facility. Under the delayed-draw term loan facility, borrowings are available to be drawn prior to the first anniversary of the Third Amended and Restated Credit Agreement in up to three separate drawings in a minimal amount of $50 million. The Third Amended and Restated Credit Agreement also includes an accordion feature that permits us to arrange with the lenders for the provision of additional commitments. The maturity date of the Third Amended and Restated Credit Agreement is July 20, 2026. We have deferred $3.7 million in debt issuance costs, including $3.3 million due to the Third Amended and Restated Credit Agreement, which are being amortized over the term of the new credit agreement.

Borrowings under the Third Amended and Restated Credit Agreement are collateralized by substantially all of our assets and those of our Material Subsidiaries and bear interest at one of the following variable rates as selected by us at the time of borrowing: a London Interbank Offer Rate base rate plus market-rate spreads (1.25% to 2.00% based on our consolidated total leverage ratio) or Bank of America's base rate plus market spreads (0.25% to 1.00% based on our consolidated total leverage ratio).

The terms of the Third Amended and Restated Credit Agreement permit prepayment and termination of the loan commitments at any time, subject to certain conditions. The Third Amended and Restated Credit Agreement requires us to comply with specified financial covenants, including the maintenance of certain leverage ratios and a consolidated coverage ratio. The Third Amended and Restated Credit Agreement also contains various covenants, including affirmative covenants with respect to certain reporting requirements and maintaining certain business activities, and negative covenants that, among other things, may limit or impose restrictions on our ability to incur liens, incur additional indebtedness, make investments, make acquisitions and undertake certain other actions. As of and during the nine months ended September 30, 2021 and 2020, we were in compliance with these covenants.

There was no outstanding balance on our credit facilities at September 30, 2021. There was $15.0 million outstanding on our credit facilities at December 31, 2020. The maximum available borrowing under the credit facilities at September 30, 2021 was $1.1 billion. As of September 30, 2021, we were contingently liable under letters of credit totaling $2.1 million, which reduces our availability to borrow under our credit facilities.

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

11.Stock-Based Compensation

Our 2016 Management Incentive Plan (the Plan) was designed to attract, retain and motivate key employees. The types of awards available under the Plan include, among others, stock options, restricted stock and restricted stock units (RSUs), among others. Equity awards granted under the Plan are settled in shares of Class A common stock. At the beginning of each year, the Plan provides that the number of shares available for issuance automatically increases by an amount equal to 1.5% of the total number of shares of Class A and Class B common stock outstanding on December 31st of the previous year. On January 2, 2021, there were 607,066 additional shares made available for issuance under the Plan. Through September 30, 2021, the Board of Directors has authorized the issuance of up to 16,358,071 shares under this Plan. Through September 30, 2021, the remaining aggregate number of shares of our common stock available for future grants under the Plan was 7,684,850. The Plan expires in March 2026.

The Plan is administered by the compensation committee of our Board of Directors, along with its delegates. Subject to the express provisions of the Plan, the committee has the Board of Directors’ authority to administer and interpret the Plan, including the discretion to determine the exercise price, vesting schedule, contractual life and the number of shares to be issued.

Stock Compensation Expense—For the three months ended September 30, 2021 and 2020, we recorded $3.9 million and $3.0 million, respectively, of stock-based compensation expense. For the nine months ended September 30, 2021 and 2020, we recorded $11.5 million and $8.5 million, respectively, of stock-based compensation expense. No compensation expense of employees with stock awards, including stock-based compensation expense, was capitalized during the periods. For the three months ended September 30, 2021 and 2020, we recorded $0.4 million and $0.2 million, respectively, to income tax benefit related to the exercise of stock options, vested cancellations and the vesting of restricted stock and restricted stock units. For the nine months ended September 30, 2021 and 2020, we recorded $1.9 million and $1.0 million, respectively, to income tax benefit related to the exercise of stock options, vested cancellations and the vesting of restricted stock and restricted stock units.

Stock Options—Under the Plan, we have issued stock options in the past. A stock option gives the holder the right, but not the obligation to purchase a certain number of shares at a predetermined price for a specific period of time. We did not grant any options during the nine months ended September 30, 2021 and year ended December 31, 2020.

We have used the Black-Scholes-Merton option pricing model to determine the fair value of our awards on the date of grant. We will reconsider the use of the Black-Scholes-Merton model if additional information becomes available in the future that indicates another model would be more appropriate or if grants issued in future periods have characteristics that cannot be reasonably estimated under this model. Option grants that vested during the nine months ended September 30, 2021 and 2020 had a combined fair value of $1.1 million and $1.8 million, respectively.

The following table summarizes stock option activity for the year ended December 31, 2020 and the nine months ended September 30, 2021:

	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value (in thousands)	Weighted Average Remaining Contractual Life
Stock options outstanding at December 31, 2019	1,136,095	$54.98	$28,291
Exercised	(223,405)	$46.72	$6,897
Cancelled and expired	(126,863)	$61.17
Stock options outstanding at December 31, 2020	785,827	$56.33	$25,629
Exercised	(163,577)	$47.89	$6,270
Cancelled and expired	(14,800)	$63.50
Stock options outstanding at September 30, 2021	607,450	$58.42	$10,628	2 years

Stock options exercisable at September 30, 2021	380,122	$54.37	$8,191	2 years

The following table summarizes non-vested stock options for the nine months ended September 30, 2021:

	Number of Shares	Weighted Average Fair Value
Non-vested stock options at December 31, 2020	353,643	$11.66
Vested	(113,516)	$10.06
Cancelled	(12,799)	$12.27
Non-vested stock options at September 30, 2021	227,328	$12.43

Unrecognized compensation expense related to non-vested awards was $1.2 million as of September 30, 2021, which is expected to be recognized over a weighted-average period of 1 year.

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

The following table summarizes the restricted stock activity during the year ended December 31, 2020 and the nine months ended September 30, 2021:

	Number of Shares	Weighted Average Fair Value
Non-vested restricted stock at December 31, 2019	24,000	$62.66
Granted	24,000	$71.11
Vested	(24,000)	$62.66
Non-vested restricted stock at December 31, 2020	24,000	$71.11
Granted	24,000	$86.01
Vested	(24,000)	$71.11
Non-vested restricted stock at September 30, 2021	24,000	$86.01

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

The following table summarizes the non-vested RSU activity during the year ended December 31, 2020 and the nine months ended September 30, 2021:

	Number of Units	Weighted Average Fair Value
Non-vested RSUs at December 31, 2019	210,827	$55.31
Granted	266,880	$68.83
Vested	(73,047)	$53.85
Forfeited	(57,861)	$64.52
Non-vested RSUs at December 31, 2020	346,799	$64.48
Granted	197,670	$78.62
Vested	(111,349)	$61.75
Forfeited	(17,005)	$63.95
Non-vested RSUs at September 30, 2021	416,115	$71.95

12. Subsequent Events

On October 29, 2021, the Company entered into a Unit Purchase Agreement by and among the Company, Gryphon Parent, LLC and Gryphon Finance, LLC to acquire Gryphon Technologies, Inc. in exchange for $350 million. We believe the acquisition of Gryphon Technologies, Inc. will further strengthen our long-term competitive position by adding differentiated digital and systems engineering capabilities across the Department of Defense. The transaction is subject to the Hart-Scott-Rodino Act and is expected to close within the fourth quarter of 2021.

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
•adverse changes in U.S. government spending for programs we support, whether due to changing mission priorities, failure to pass fiscal year budget or enact stopgap spending measures through Continuing Resolutions, failure to increase or suspend U.S. debt ceiling, socio-economic policies or federal budget constraints generally;
•disruptions to our business or damage to our reputation resulting from cyber attacks and other security threats;
•disruptions to our business resulting from the COVID-19 pandemic or other similar global health epidemics, pandemics and/or other disease outbreaks, including the requirement for vaccination of our workforce;
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
•adverse changes in business conditions that may cause our investments in recorded goodwill to become impaired; and
•failure to mitigate risks associated with conducting business internationally.

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

Approximately 99% of our revenues are generated through contracts with the U.S. federal government, or through prime contractors supporting the U.S. government. The U.S. government is the largest consumer of services and solutions in the U.S. As such, our business is impacted by the overall U.S. government budget and our ability to match our capabilities and offerings to the U.S. government's spending priorities. For government fiscal year (GFY) 2022, the President's proposal contains $753 billion for defense and $769 billion for non-defense. Included within the proposal is $20 billion for unclassified cyber, representing 9% year-over-year growth and $97 billion for IT modernization, representing 4% year-over-year growth. On September 30, 2021, the President signed a Continuing Resolution (CR) that funds the U.S. government through December 3, 2021. We expect the U.S. government to be funded through additional CRs as the President's budget proposal is debated within Congress. Should Congress and the President fail to enact legislation funding the U.S. government through GFY 2022, or enact other stopgap spending measures, the U.S. government could experience periodic shutdowns.

On October 14, 2021, the President signed a temporary increase of the U.S. debt limit. The increased borrowing limit is expected to be exhausted in early December. If Congress fails to increase or further suspend the debt ceiling prior to exhausting its monetary resources, the U.S. government could experience a shutdown or be unable to make payments which could have a material adverse effect on our liquidity and results of operations.

We are continuing to monitor impacts of the global outbreak of the COVID-19 pandemic including new variants of the virus. With the rollout of the vaccine, previous measures adopted by local, state and federal governments to mitigate its impact have been, or are in the process of being, lifted. The removal of these mitigation protocols has allowed a majority of our previously impacted programs to return to normal operations. For programs that had been impacted, the Coronavirus Aid, Relief and Economic Security (CARES) Act, enacted on March 27, 2020, included a provision (Section 3610) under which government contractors can seek reimbursement for employee's salaries when they are prevented from accessing worksites or are subject to reduced work schedules and cannot telecommute. These provisions were extended through September 30, 2021 when the President signed into law the American Rescue Plan (ARP) Act of 2021. The ARP Act was a $1.9 trillion stimulus package aimed at further combating the economic impacts of the COVID-19 pandemic. Amounts submitted for recovery under the CARES Act were insignificant during the third quarter.

On September 9, 2021, the President signed an Executive Order requiring all federal employees and contractors supporting the federal government to be vaccinated. We are currently evaluating the vaccination status of our workforce, including potential impacts the enforcement of the order will have on our employees and our ability to meet deliverables promised in our contracts.

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

Three Months Ended September 30, 2021 Compared to the Three Months Ended September 30, 2020

The following table sets forth certain items from our condensed consolidated statements of income and the relative percentage that certain items of expenses and earnings bear to revenue, as well as the period-to-period change from September 30, 2020 to September 30, 2021.

	Three months ended September 30,				Period-to-Period Change
	2021	2020	2021	2020	2020 to 2021
	Dollars		Percentage		Dollars	Percentage
	(dollars in thousands)
REVENUE	$637,821	$636,196	100.0%	100.0%	$1,625	0.3%
Cost of services	536,205	538,000	84.1%	84.6%	(1,795)	(0.3)%
General and administrative expenses	48,343	58,855	7.5%	9.2%	(10,512)	(17.9)%
OPERATING INCOME	53,273	39,341	8.4%	6.2%	13,932	35.4%
Interest expense	(606)	(310)	0.2%	—%	296	95.5%
Interest income	36	40	—%	—%	(4)	(10.0)%
Other (expense), net	(92)	(29)	—%	—%	63	217.2%
INCOME FROM OPERATIONS BEFORE INCOME TAXES AND EQUITY METHOD INVESTMENTS	52,611	39,042	8.2%	6.2%	13,569	34.8%
Provision for income taxes	(14,655)	(9,303)	2.2%	1.5%	5,352	57.5%
NET INCOME	$37,956	$29,739	6.0%	4.7%	$8,217	27.6%

Revenue

The primary drivers of our increase in revenues relates to revenue from recent acquisitions and growth on certain existing contracts. These increases were offset by contracts and tasks that ended and reduced scope of work on some contracts.

Cost of services

The decrease in cost of services was primarily due to lower amounts of direct labor and related fringe benefits partially offset by an increase in overhead due to a change in the classification indirect cost allocations. As a percentage of revenue, direct labor costs were 48% for both the three months ended September 30, 2021 and 2020. As a percentage of revenues, other direct costs, which include subcontractors and third party equipment and materials used in the performance of our contracts, were 36% for both the three months ended September 30, 2021 and 2020. With COVID mitigation protocols being reduced or lifted, direct labor has been impacted as employees have begun utilizing paid time off at a normalized level. Profitability has increased due to higher program profits including improved award fees as compared to the prior period.

General and administrative expenses

The decrease in general and administrative expenses was primarily due to changes in the classification of certain indirect cost allocations of approximately $7.4 million, and collections on an international program that has ended. These reductions were partially offset by increased expenditures for investments in new capabilities.

Provision for income taxes

Our effective tax rate is affected by recurring items, such as the relative amount of income we earn in various taxing jurisdictions and their tax rates. It is also affected by discrete items that may occur in any given year, but are not consistent from year-to-year. Our effective income tax rate was 28% and 24% for the three months ended September 30, 2021 and 2020, respectively. For the three months ending September 30, 2021, the effective tax rate increased primarily due to a decrease in the market value of our deferred compensation plan, increases in various state tax rates and increased add back for executive compensation.

Nine Months Ended September 30, 2021 Compared to the Nine Months Ended September 30, 2020

The following table sets forth certain items from our condensed consolidated statements of income and the relative percentage that certain items of expenses and earnings bear to revenue, as well as the period-to-period change from September 30, 2020 to September 30, 2021.

	Nine months ended September 30,				Period-to-Period Change
	2021	2020	2021	2020	2020 to 2021
	Dollars		Percentage		Dollars	Percentage
	(dollars in thousands)
REVENUE	$1,919,623	$1,879,600	100.0%	100.0%	$40,023	2.1%
Cost of services	1,631,790	1,597,764	85.0%	85.0%	34,026	2.1%
General and administrative expenses	143,477	164,011	7.5%	8.7%	(20,534)	(12.5)%
OPERATING INCOME	144,356	117,825	7.5%	6.3%	26,531	22.5%
Interest expense	(1,326)	(1,597)	0.1%	0.1%	(271)	(17.0)%
Interest income	115	227	—%	—%	(112)	(49.3)%
Other (expense), net	(225)	(51)	—%	—%	174	341.2%
INCOME FROM OPERATIONS BEFORE INCOME TAXES AND EQUITY METHOD INVESTMENTS	142,920	116,404	7.4%	6.2%	26,516	22.8%
Provision for income taxes	(36,026)	(28,037)	1.8%	1.5%	7,989	28.5%
Equity in (losses) of unconsolidated subsidiaries	(1)	(1)	—%	—%	—	—%
NET INCOME	$106,893	$88,366	5.6%	4.7%	$18,527	21.0%

Revenue

The primary drivers of our increase in revenues relates to revenue from recent acquisitions, new contract awards and growth on certain existing contracts. These increases were offset by contracts and tasks that ended, reduced scope of work on some contracts and lower material purchases as compared to the same period in 2020.

Cost of services

The increase in cost of services was primarily due to increases in revenue and the reclassification of certain allocated indirect expenses. As a percentage of revenue, direct labor and associated indirect costs were 50% and 48% for the nine months ended September 30, 2021 and 2020, respectively. As a percentage of revenues, other direct costs, which include subcontractors and third party equipment and materials used in the performance of our contracts, were 35% and 37% for the nine months ended September 30, 2021 and 2020, respectively. The shift in our mix between direct labor and other direct costs was primarily due an increase in overhead due to cost allocation reclassifications which were partially offset by reduced fringe benefit costs, and lower material purchases on several contracts due to timing of customer requirements as well as reduced other direct costs. Profitability has increased due to higher program profits including improved award fees as compared to the prior period. We expect cost of services as a percentage of revenue to increase in 2021 due to expectations of increasing material procurements.

General and administrative expenses

The decrease in general and administrative expenses was primarily due to changes in the classification of certain indirect cost allocations of approximately $22.3 million and collections on an international program that has ended. These reductions were partially offset by increased bid and proposal spending and investments in new capabilities through research and development expenditures. For the remainder of 2021, we expect general and administrative expenses to increase as a percentage of revenue.

Provision for income taxes

Our effective tax rate is affected by recurring items, such as the relative amount of income we earn in various taxing jurisdictions and their tax rates. It is also affected by discrete items that may occur in any given year, but are not consistent from year-to-year. Our effective income tax rate was 25% and 24% for the nine months ended September 30, 2021 and 2020, respectively. The increase is primarily due to an increase in various state rates as well as an increase in the add back for executive compensation. Under the current tax laws, we expect our effective tax rate to slightly increase in 2021. The President has signaled the administration's intent to increase the U.S. corporate income tax rate. An increase in the U.S. corporate rate could result in a significant increase in our income tax expense as we would be required to revalue our deferred tax liabilities.

Backlog

At September 30, 2021 and December 31, 2020, our backlog was $10.1 billion and $10.2 billion, respectively. Our funded backlog was $1.3 billion and $1.2 billion as of September 30, 2021 and December 31, 2020, respectively. Backlog represents estimates that we calculate on a consistent basis. For additional information on how we compute backlog, see the disclosure under the caption "Backlog," contained in "Item 1 Business" of our Annual Report on Form 10-K for the fiscal year ended December 31, 2020.

Liquidity and Capital Resources

Historically, our primary liquidity needs have been financing acquisitions, working capital, payments under our cash dividend program and capital expenditures. Our primary sources of liquidity are cash from operating activities and borrowings under our revolving credit facility.

On September 30, 2021, our cash and cash equivalents balance was $145.4 million. There was no outstanding balance under our credit facilities at September 30, 2021. As of September 30, 2021, we were contingently liable under letters of credit totaling $2.1 million, which reduces our availability to borrow under our credit facilities. The maximum available borrowings under our credit facilities at September 30, 2021 were $1.1 billion.

Cash Flows From (Used In) Operating Activities

Our operating cash flow is primarily affected by our ability to invoice and collect from our customers in a timely manner, our management of vendor payments and the overall profitability of our contracts. We bill most of our customers monthly after services are rendered. Our accounts receivable days sales outstanding were 55 and 54 for the nine months ended September 30, 2021 and 2020, respectively. For the nine months ended September 30, 2021 and 2020, our net cash flow from operating activities was $205.1 million and $217.1 million, respectively. The decrease in net cash flows from operating activities over the comparative period was primarily related to accrued salaries and related expenses due to the under utilization of paid time off in the prior comparative period.

Cash Flows From (Used In) Investing Activities

Our cash used in investing activities consists primarily of business combinations, purchases of property and equipment and investments in capital software. For the nine months ended September 30, 2021 our net cash used in investing activities was $41.0 million, which was primarily due to the purchase of equipment to support managed IT service contracts. For the nine months ended September 30, 2020 our net cash used in investing activities was $53.9 million, which was primarily due to the purchase of equipment to support managed IT service contracts, infrastructure investments and capitalized software, offset by proceeds from corporate owned life insurance and sales of property and equipment.

Cash Flows From (Used in) Financing Activities

For the nine months ended September 30, 2021, our net cash used in financing activities was $59.9 million, which was primarily the result of net payments under our credit facilities and dividend payments. For the nine months ended September 30, 2020, our net cash used in financing activities was $70.4 million, which was primarily due to net repayments of our revolving credit facility and dividend payments, offset by proceeds from the exercise of stock options.

Credit Facilities

On July 20, 2021, we amended and restated our credit agreement (Third Amended and Restated Credit Agreement) with a syndicate of lenders led by Bank of America, N.A., as sole administrative agent. The Third Amended and Restated Credit Agreement includes an aggregate principal amount of up to $1.1 billion made available through (i) a $500 million revolving credit facility with a $100 million letter of credit sublimit and a $50 million swing line loan sublimit and (ii) a $600 million delayed-draw term loan facility. Under the delayed-draw term loan facility, borrowings are available to be drawn prior to the first anniversary of the Third Amended and Restated Credit Agreement in up to three separate drawings in a minimal amount of $50 million. The Third Amended and Restated Credit Agreement also includes an accordion feature that permits us to arrange with the lenders for the provision of additional commitments. The maturity date of the Third Amended and Restated Credit Agreement is July 20, 2026. We have deferred $3.7 million in debt issuance costs, including $3.3 million due to the Third Amended and Restated Credit Agreement, which are being amortized over the term of the new credit agreement.

Borrowings under the Third Amended and Restated Credit Agreement are collateralized by substantially all of our assets and those of our Material Subsidiaries and bear interest at one of the following variable rates as selected by us at the time of borrowing: a London Interbank Offer Rate base rate plus market-rate spreads (1.25% to 2.00% based on our consolidated total leverage ratio) or Bank of America's base rate plus market spreads (0.25% to 1.00% based on our consolidated total leverage ratio).

There was no outstanding balance on our credit facilities at September 30, 2021. As of and during the nine months ended September 30, 2021, we were in compliance with the covenants under the Third Amended and Restated Credit Agreement.

Capital Resources

We believe the capital resources available to us from cash on hand, our capacity under our credit facilities, and cash from our operations are adequate to fund our anticipated cash requirements for at least the next year. We anticipate financing our internal and external growth through cash from operating activities, borrowings under our credit facilities and issuance of equity.

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

Dividend

During the nine months ended September 30, 2021 and 2020, we declared and paid a quarterly dividend in the amount of $0.38 per share and $0.32 per share, respectively, on both classes of our common stock. While we expect to continue the cash dividend program, any future dividends declared will be at the discretion of our Board of Directors and will depend, among other factors, upon our results of operations, financial condition and cash requirements, as well as such other factors that our Board of Directors deems relevant.

Off-Balance Sheet Arrangements

In the ordinary course of business, we use letters of credit issued to satisfy certain contractual terms with our customers. As of September 30, 2021, $2.1 million in letters of credit were issued but undrawn. We have an outstanding performance bond in connection with a contract between ManTech MENA, LLC and Jadwalean International Operations and Management Company to fulfill technical support requirements for the Royal Saudi Air Force. This performance bond is guaranteed by a letter of credit in the amount of $1.6 million.

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

Recently Adopted Accounting Standards Updates

Accounting Standards Updates that became effective during the nine months ended September 30, 2021 did not have a material impact on our condensed consolidated financial statements.

Recently Issued But Not Yet Adopted ASUs

ASUs effective after September 30, 2021 are not expected to have a material effect on our condensed consolidated financial statements.

Item 3.Quantitative and Qualitative Disclosures about Market Risk

Our exposure to market risk relates to changes in interest rates for borrowing under our credit facilities. At September 30, 2021, we had no outstanding balance on our credit facilities. Borrowings under our credit facilities bear interest at variable rates. A hypothetical 10% increase in interest rates would have an immaterial effect on our interest expense for the nine months ended September 30, 2021.

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

As of September 30, 2021, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), management evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 of the Exchange Act. Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level described above.

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

MANTECH INTERNATIONAL CORPORATION

		By:	/s/ KEVIN M. PHILLIPS
Date:	November 3, 2021	Name:	Kevin M. Phillips
		Title:	Chairman, Chief Executive Officer and President

		By:	/s/ JUDITH L. BJORNAAS
Date:	November 3, 2021	Name:	Judith L. Bjornaas
		Title:	Chief Financial Officer