Form 10-K
period 2021-12-31
MANTECH INTERNATIONAL CORP
filed 2022-02-25
CIK 892537

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K
☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐    No  ☒
The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2021 was $2.36 billion (based on the closing price of $86.54 per share on June 30, 2021, as reported by the Nasdaq Global Select Market).
There were the following numbers of shares outstanding of each of the registrant's classes of common stock as of February 23, 2022: ManTech International Corp. Class A Common Stock, $0.01 par value per share, 27,635,206 shares; ManTech International Corp. Class B Common Stock, $0.01 par value per share, 13,176,695 shares.
DOCUMENTS INCORPORATED BY REFERENCE
Certain portions of the definitive Proxy Statement to be filed with the Securities Exchange Commission pursuant to Regulation 14A in connection with the registrant's 2022 Annual Meeting of Stockholders, to be filed subsequent to the date hereof, are incorporated by reference into Part III (Items 10, 11, 12, 13 and 14) of this Annual Report on Form 10-K. Such definitive Proxy Statement will be filed with the Commission not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

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

Factors or risks that could cause our actual results to differ materially from the results we anticipate include, but are not limited to, the following:

•failure to maintain our relationship with the U.S. government, or the failure to win new contract awards or to retain existing U.S. government contracts;
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

Item 1.Business

Corporate Overview and Background

We were co-founded by George J. Pedersen in 1968 as a New Jersey corporation, starting with a single U.S. Navy contract. We provide innovative, mission-focused technology solutions and services for U.S. intelligence community, defense and federal civilian agencies. For over 50 years we have successfully developed and delivered solutions that support national and homeland security missions. Our principal areas of expertise include full-spectrum cyber, secure mission and enterprise information technology (IT), advanced data analytics, intelligent systems engineering, software and systems development, and national security mission support. We have differentiated technical capabilities, intimate knowledge of our customers' missions, and extensive experience providing proven, diverse sets of solutions and services, which we use to help our customers solve some of their greatest challenges and most complex problems. We provide services and solutions that support missions of national priority and significance, such as global cyber operations, IT and digital modernization, national security threat intelligence and analytics, and military operational readiness.

Our Solutions and Services

We combine deep domain expertise and technical capability to build upon our strong record of delivering comprehensive IT, systems engineering and other services and solutions, primarily in support of mission-critical programs for the intelligence community, the Department of Defense (DoD) and federal civilian agencies including the diplomatic, homeland security, healthcare and space communities. We integrate our broad capabilities into tailored solutions to meet the evolving requirements of our customers' long-term programs. Our following solution sets are aligned with the long-term needs of our customers:

•Full-Spectrum Cyber;
•Secure Mission & Enterprise IT;
•Advanced Data Analytics;
•Software and Systems Development;
•Intelligent Systems Engineering;
•Intelligence Mission Support; and
•Mission Operations.

Full-Spectrum Cyber

We provide full-spectrum cyber with a focus on cyber network operations, defense, analytics, zero-trust, security orchestration, automation and response (SOAR), hardening and resilience, and range and training. Our professionals tackle some of the most challenging problems facing the nation, including preventing, identifying and neutralizing external cyber-attacks, engineering tailored defensive security solutions and controls, developing robust insider threat detection programs, creating enterprise vulnerability management programs and supporting offensive and exploitation efforts. Additionally, our cyber solutions and services include security operations, threat intelligence, incident response and forensics, boundary defense, security systems engineering, infrastructure security, and computer forensics and exploitation. We are focused on delivering mission continuity in a cyber-contested environment utilizing artificial intelligence (AI) and cognitive methods. Our forensics and incident response capabilities provide our customers with additional insight and evidence for post-attack assessments, assisting with efforts to strengthen their security posture. Through ACRE®, our Advanced Cyber Range Environment, we offer customers enhanced training and visibility into their own IT infrastructures (security design and engineering, vulnerability analysis, software assurance) and arm them with information needed to deny, disrupt and degrade attempts to compromise their business operations and protect their reputation. We also provide extensive, hands-on training and cyber workforce development to help our customers align their resources to the national cyber strategy.

Secure Mission & Enterprise IT

We develop, implement and sustain enterprise information technology systems on a global scale, leveraging technology to improve mission performance, increase security and reduce costs for our customers. We offer a wide range of services and solutions focused on IT and digital modernization, cloud solutions, managed services, IT-as-a-service and integrated service management, edge computing, user engagement and experience and digital workplace transformation. We evaluate our customers' enterprise infrastructure with the goal of enhancing security, increasing efficiency, reducing system footprint and lowering total cost of ownership. We are at the forefront of helping our customers migrate to new, innovative enterprise IT management methodologies, including fully outsourced managed services models.

Advanced Data Analytics

As data volumes continue to grow rapidly, advanced analytics are necessary to drive actionable intelligence. We provide predictive analytics, analytics automation, data science, data collection and management, and data fusion and visualization. Our systems comprise robust ingest engines and data lakes, fault-tolerant databases for unstructured data, programming models for processing large data sets, query engines with instrumentation to support robust hunt missions, and analytics that score and comb output for high-value intelligence. Our systems and services allow all of our customers, across government domains, to make well-informed decisions that benefit the mission and our nation.

Software and Systems Development

We develop, modify and maintain software solutions and complex systems that link different computing systems and software applications to act as a coordinated whole. This solution set includes a broad array of full lifecycle services, including requirements analysis; planning, design, implementation, integration and enhancement; testing, deployment, maintenance and quality assurance; application migration and modernization; application development; and documentation and configuration management. Our software and systems development activities support all major software development lifecycle methodologies including Agile, DevOps, DevSecOps and other hybrid methodologies. As part of our application development processes, we use cutting-edge techniques, such as microservices architecture to enable continuous deployment of large and complex applications and enhance our ability to migrate and transform legacy applications into modernized platforms. Additionally, our expertise spans the ability to develop natively across a variety of domains including the cloud, mobile and other platforms. We develop software solutions and systems across many domains and mission-specific applications. Our experienced software engineers and developers design, develop, integrate, operate and sustain mission-critical software applications and systems worldwide for our defense, intelligence and federal civilian customers.

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

Human Capital Resources

Our talented people have always been and continue to be our greatest asset. Our ability to deliver enduring value to our customers and their critical missions is enabled by the thoughtful innovation, tireless efforts and steadfast dedication of our people.  As of December 31, 2021, we employed approximately 9,800 people, 81% of whom hold security clearances and approximately 45% of whom are veterans.  The highly-skilled and cleared nature of our talent base enables us to quickly respond to customer needs and provides us with opportunities to understand and help solve our customers’ most challenging national security problems. Security clearance requirements, and the time and processes required to attain and maintain clearances, serve as a significant barrier to entry in our market.

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

Training and Development

In recognition of our employees’ interest in career mobility and professional development, we have a robust Career Enablement Initiative. ManTech's Career Enablement Initiative is an employee-initiated, leader supported, and enterprise-wide approach to career growth and development. Since inception, we have seen a rapid adoption of the initiative across the enterprise, as management works to incorporate the initiative into our Company’s culture. In addition, we now offer four career path journeys in the areas of Cyber, IT, Program/Project Management, and P&L Leadership, and have seen an increase in mobility of talent across the organization. Our ManTech University training program, established in 2006, serves as a training platform for the entire company, which we augment with our Skillsoft platform that provides a wide variety of training resources for our employees.

Employee Engagement

We continued to focus on the health, safety, and well-being of our employees during the COVID-19 pandemic. We have supported our employees with the accommodations and support that enable them to continue supporting our customers and their missions despite the difficulties of these unprecedented times. We expanded our dedicated team of engagement specialists, both in reach and in scope, to proactively identify areas of vulnerability and connect with potentially affected employees, identify any trends that relate to employee concern, and build engagement strategies to address systemic issues. Always looking to improve, we surveyed our employees to obtain valuable feedback about their experience and our business culture. We formed a COVID-19 task force to monitor and oversee our response to, and management of, challenges related to the pandemic. We developed and issued health and safety protocols and prepared our leaders to support and respond to the needs of our employees. We prioritized the engagement of our employees, providing our employees with timely and transparent communications, demonstrating strong and visible leadership, and reinforcing of our culture of compassion, which we believe helped us maintain business continuity and led to high levels of retention and employee engagement.

Our Customers

We derive the vast majority of our revenues from U.S. government customers. We have successful, long-standing relationships with these customers, having supported many of them for over half a century. Within the U.S. government, our revenues are well-diversified across a number of intelligence, defense and federal civilian agencies.

Backlog

At December 31, 2021, our backlog was $10.6 billion, of which $1.6 billion was funded backlog. At December 31, 2020, our backlog was $10.2 billion, of which $1.2 billion was funded backlog.

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

Changes in tax laws or unanticipated changes in our tax provision could have a material impact on our profitability and/or operating cash flow.

We are subject to income and other taxes in U.S. and foreign jurisdictions. Changes in applicable U.S. (federal, state and local) or foreign tax laws and regulations, or their interpretation and application have affected and could continue to affect our income tax expense and taxes paid or payable. In addition, we are subject to various audits where depending on the final determination could have a material impact on our tax provision. We are currently under examination by several jurisdictions, including U.S. federal tax years 2016-2018 and amounts submitted for research and development credits for those years.

Beginning in 2022, the Tax Cuts and Jobs Act (TCJA) of 2017 eliminates the option to deduct research and development expenditures currently and requires taxpayers to amortize them over five years pursuant to IRC Section 174. Although Congress is considering legislation that would defer or repeal this provision, we have no assurance this will be enacted. If this provision of the TCJA is not repealed or otherwise modified, it will materially reduce our operating cash flows in 2022.

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

We have maintained a regular cash dividend program since 2011. We anticipate continuing to pay quarterly dividends during 2022. However, any future payment of dividends, including the timing and amount of any such dividends, is at the discretion of our Board of Directors and may depend upon our earnings, liquidity, financial condition, alternate capital deployment opportunities or any other factors that our Board of Directors considers relevant. A change in our regular cash dividend program could have an adverse effect on the market price of our common stock.

Mr. Pedersen, Chairman Emeritus, effectively controls us, and his interests may not be aligned with those of other stockholders.

As of December 31, 2021, Mr. Pedersen owned approximately 32% of our total outstanding shares of common stock. Holders of our Class B common stock are entitled to ten votes per share, while holders of our Class A common stock are entitled to only one vote per share. As of December 31, 2021, Mr. Pedersen beneficially owned 13,176,695 shares of Class B common stock and controlled approximately 83% of the combined voting power of our stock. Accordingly, Mr. Pedersen controls the vote on substantially all matters submitted to a vote of our stockholders. As long as Mr. Pedersen beneficially owns a majority of the combined voting power of our common stock, he will have the ability, without the consent of our public stockholders, to elect all members of our Board of Directors and to control our management and affairs. Mr. Pedersen's voting control may have the effect of preventing or discouraging transactions involving an actual or a potential change of control of us, regardless of whether a premium is offered over then-current market prices. Mr. Pedersen will also be able to cause a change of control of us.

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

As of December 31, 2021, our goodwill was $1.5 billion. The amount of our recorded goodwill may substantially increase in the future as a result of any acquisitions that we make. We evaluate the recoverability of recorded goodwill amounts annually, or when evidence of potential impairment exists. Impairment analysis is based on several factors requiring judgment and the use of estimates, which are inherently uncertain and based on assumptions that may prove to be inaccurate. Additionally, material changes in our financial outlook, as well as events outside of our control, such as deteriorating market conditions for companies in our industry, may indicate a potential impairment. When there is an impairment, we are required to write down the recorded amount of goodwill, which is reflected as a charge against operating income.

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

PART II

Item 5.Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our Class A common stock has been quoted on the Nasdaq Stock Market under the symbol “MANT” since our initial public offering on February 7, 2002. There is no established public market for our Class B common stock. As of February 23, 2022, there were 58 holders of record of our Class A common stock and 3 holders of record of our Class B common stock. The number of holders of record of our Class A common stock is not representative of the number of beneficial holders because many of the shares are held by depositories, brokers or nominees.

Dividend Policy

During fiscal years 2021 and 2020, we declared and paid quarterly dividends, each in the amount of $0.38 and $0.32 per share, respectively, on all issued and outstanding shares of common stock. For 2022, we anticipate we will continue paying quarterly dividends, and on February 22, 2022, the Board of Directors declared a quarterly cash dividend in the amount of $0.41 per share; however any future dividends declared will be at the discretion of our Board of Directors and will depend, among other factors, upon our earnings, liquidity, financial condition, alternate capital allocation opportunities or any other factors our Board of Directors deems relevant.

Recent Sales of Unregistered Securities

We did not issue or sell any securities in fiscal year 2021 that were not registered under the Securities Act of 1933.

Equity Compensation Plan Information

Information regarding our equity compensation plans and the securities authorized for issuance thereunder is incorporated by reference in Item 12 “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

Purchase of Equity Securities

We did not purchase equity securities during the year ended December 31, 2021.

Performance Graph

The stock performance graph compares the cumulative total shareholder return of our common stock to the NASDAQ Composite-Total Returns Index, Standard & Poor's MidCap 400 Index, Russell 2000 Index and Standard & Poor's 1500 IT Consulting & Services Index. The period measured is December 31, 2016 to December 31, 2021. The graph assumes an investment of $100 in our common stock and each of the indices with reinvestment of all dividends.

Item 6.[Reserved]

Item 7.Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations should be read together with the consolidated financial statements and the notes to those statements included in Item 8 "'Financial Statements and Supplementary Data." This discussion contains forward-looking statements that involve risks and uncertainties. For a description of these forward-looking statements, refer to Part I “Cautionary Note Regarding Forward-Looking Statements.” A description of factors that could cause actual results to differ materially from the results we anticipate include, but are not limited to, those discussed in Item 1A “Risk Factors,” as well as those discussed elsewhere in this Annual Report.

The following discussion is intended to provide the readers of our financial statements with a narrative from management’s perspective regarding our financial condition and results of operations, liquidity, and certain other factors that could affect our future results.

Overview

We provide mission-focused technology solutions and services for U.S. defense, intelligence community and federal civilian agencies. We excel in full-spectrum cyber, secure mission & enterprise IT, advanced data analytics, software and systems development, intelligent systems engineering, intelligence mission support and mission operations.

Approximately 99% of our revenues during the year ended December 31, 2021 were generated from contracts with the U.S. government, or through prime contractors supporting the U.S. government. The U.S. government is the largest consumer of services and solutions in the U.S. In government fiscal year (GFY) 2021, the U.S. government obligated approximately $387 billion on contracted services. Our business is impacted by the overall U.S. government budget and the alignment of our capabilities and offerings with the U.S. government's spending priorities. The Department of Defense (DoD) is the largest purchaser of services and solutions in the U.S. government.

The President’s GFY 2022 budget proposal included $753 billion for national defense programs. Included in the President’s budget proposal is spending for infrastructure, economic stimulus, and education. In November 2021, the President signed into law the Infrastructure, Investment and Jobs Act (IIJA). To date, the GFY 2022 budget appropriations have not been enacted and continue to be debated by Congress. Since the beginning of GFY 2022, the U.S. government has been, and continues to be, funded through a series of Continuing Resolutions (CR). The current CR is set to expire on March 11, 2022. Absent an approval of GFY 2022 appropriations, or other stop gap spending measures, the U.S. government could experience periodic shutdowns which could materially impact our financial results and liquidity.

In 2021, the U.S. government increased the debt ceiling by nearly $3 trillion. The current debt ceiling is expected to allow the U.S. government to operate into 2023. Exiting 2021, inflation has significantly increased. The Federal Reserve has signaled their intent to increase interest rates over the coming year. Increasing interest rates will increase the amount of the federal budget used to satisfy interest payments on the U.S. debt which could impact the amount of funding allocated to programs that support national defense. While we cannot predict the future of the U.S. government’s spending priorities, we believe the geopolitical aggression of adversarial nations as well as cyber threats from state and non-state actors remain prominent and align well to the services and capabilities we provide to our customers.

COVID-19 Pandemic

In March of 2020, the World Health Organization declared COVID-19 a pandemic. Over the past two years, the pandemic has had a significant impact on the global population and economy. In response to the pandemic, the U.S. government enacted legislation in an attempt to mitigate the economic impacts through stimulus spending. In March 2020, the Coronavirus Aid, Relief and Economic Security (CARES) Act was signed into law. The CARES Act contained a provision (3610) under which government contractors could seek reimbursement for employee's salaries when they are prevented from accessing worksites or are subject to reduced work schedules and cannot telecommute. These provisions were extended through September 30, 2021 when the President signed into law the American Rescue Plan (ARP) Act of 2021. Amounts submitted for reimbursement under the CARES Act diminished significantly in our third quarter of 2021 and costs incurred in our fourth quarter of 2021 were no longer covered.

On September 9, 2021, the President issued an Executive Order requiring all federal employees and contractors supporting the federal government be vaccinated (or to have an approved accommodation) by December 8, 2021. The vaccination deadline was subsequently extended to January 18, 2022. On December 7, 2021, a federal district judge suspended the enforcement of this order. This suspension is currently under appeal.

We are continuing to monitor impacts of the global outbreak of the COVID-19 pandemic including new variants of the virus, specific impacts and mitigation protocols enacted in regions in which we operate, and the vaccination status of our employees. In preparation of the vaccine mandate and to promote the well-being of our workforce, we have and continue to encourage our employees to get vaccinated (or seek an approved accommodation). We cannot predict the potential impact of the vaccination mandate or the overall evolution of the pandemic and its further impacts on the economy or our business.

Acquisitions

We continually monitor U.S. government spending and budgetary priorities to align our investments in new capabilities to drive organic growth. We will selectively pursue acquisitions that broaden our domain expertise and service offerings and/or establish relationships with new customers. In 2021, we acquired Gryphon Technologies, Inc. (Gryphon) and Technical and Management Assistance Corporation (TMAC). Gryphon provides a broad array of advanced digital and systems engineering capabilities for Department of Defense agencies. TMAC provides advanced data engineering services and solutions that ensure the delivery of vital information to the U.S. Intelligence Community. Since going public in 2002, we have acquired and integrated 34 businesses into our operations.

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

We classify indirect expenses either as cost of services or general and administrative in manner consistent with disclosure statements submitted and approved by the Defense Contract Management Agency (DCMA). Effective January 1, 2021, changes in indirect cost allocations reclassified certain expenses from general and administrative to cost of sales (overhead). While this does not impact indirect expenses in total, it does reduce general and administrative as compared to prior periods.

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

General and Administrative Expenses

General and administrative expenses include the salaries and wages, plus associated fringe benefits of our employees not performing work directly for customers, and associated facilities costs. Among the functions covered by these costs are business development, bid and proposal, contracts administration, finance and accounting, legal, corporate governance and executive and senior management. In addition, we included stock-based compensation, as well as depreciation and amortization expenses related to the general and administrative function. Depreciation and amortization expenses include the depreciation of computers, furniture and other equipment, the amortization of third-party software used internally, leasehold improvements and intangible assets. Intangible assets include customer relationships and contract backlogs acquired in business combinations, which are amortized over their estimated useful lives.

Interest Expense

Interest expense is primarily related to interest expense incurred or accrued under our outstanding borrowings on our debt and deferred financing charges.

Interest Income

Interest income is primarily from cash on hand and late invoice payments by the government.

Results of Operations

Year Ended December 31, 2021 Compared to Year Ended December 31, 2020

The following table sets forth certain items from our consolidated statements of income and the relative percentages that certain items of expense and earnings bear to revenues as well as the year-over-year change from December 31, 2020 to December 31, 2021.

	Year Ended December 31,				Year-to-Year Change
	2021	2020	2021	2020	2020 to 2021
	Dollars		Percentages		Dollars	Percent
	(dollars in thousands)
REVENUES	$2,553,956	$2,518,384	100.0%	100.0%	$35,572	1.4%
Cost of services	2,174,545	2,138,791	85.1%	84.9%	35,754	1.7%
General and administrative expenses	192,595	221,544	7.6%	8.8%	(28,949)	(13.1)%
OPERATING INCOME	186,816	158,049	7.3%	6.3%	28,767	18.2%
Interest expense	(2,389)	(1,900)	0.1%	0.1%	489	25.7%
Interest income	128	247	—%	—%	(119)	(48.2)%
Other income (expense), net	(277)	1	—%	—%	(278)	(27,800.0)%
INCOME FROM OPERATIONS BEFORE INCOME TAXES AND EQUITY METHOD INVESTMENTS	184,278	156,397	7.2%	6.2%	27,881	17.8%
Provision for income taxes	(47,541)	(35,865)	1.8%	1.4%	11,676	32.6%
Equity in earnings (losses) of unconsolidated subsidiaries	280	(2)	—%	—%	282	14,100.0%
NET INCOME	$137,017	$120,530	5.4%	4.8%	$16,487	13.7%

Revenues

The primary drivers of the increase in our revenues are revenues from new contract awards, growth on existing contracts and the acquisitions we completed in the prior year. These increases were offset by contracts and tasks that ended during the year and reduced scope of work on some contracts including contracts with variable material purchase requirements. We expect revenues to increase in 2022 due to our recent acquisitions, growth on existing programs and new contracts.

Cost of services

The increase in cost of services was primarily due to increases in revenues. As a percentage of revenues, direct labor costs were 50% and 49% for the years ended December 31, 2021 and 2020, respectively. As a percentage of revenues, other direct costs, which include subcontractors and third party equipment and materials used in the performance of our contracts, were 36% for both the years ended December 31, 2021 and 2020. With COVID-19 mitigation protocols being reduced or lifted, direct labor has been impacted as employees have begun utilizing paid time off at a normalized level. Profitability has increased due to higher program profits including improved award fees as compared to the prior period.

General and administrative expenses

The decrease in general and administrative expenses was primarily the result of changes in the classification of certain indirect cost allocations of approximately $30.1 million. These decreases were partially offset by a return to more normalized indirect spending compared to 2020, which experienced reduced travel, conference expenses and other indirect expenses due to the impacts of COVID-19. As a percentage of revenues, general and administrative expenses decreased for the year ended December 31, 2021 as compared to the same period in 2020. We expect general and administrative expenses as a percentage of revenue to increase slightly in 2022, due to higher amortization expenses and continued return to normalized indirect spending.

Provision for income taxes

Our effective tax rate is affected by recurring items, such as the relative amount of income we earn in various taxing jurisdictions and their tax rates. It is also affected by discrete items that may occur in any given year, but are not consistent from year-to-year. Our effective income tax rate was 26% and 23% for the years ended December 31, 2021 and 2020, respectively. The increase in our effective tax rate is primarily due to an increase in nondeductible executive equity compensation and a reduced research and development credit. For additional information concerning the research and development tax credit, see Note 13 to our consolidated financial statements in Item 8.

Year Ended December 31, 2020 Compared to Year Ended December 31, 2019

To review the comparison of our results of operations for the fiscal year ended December 31, 2020 with our results of operations for the fiscal year ended December 31, 2019, please refer to the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020.

Backlog

For the years ended December 31, 2021 and 2020 our backlog was $10.6 billion and $10.2 billion, respectively, of which $1.6 billion and $1.2 billion, respectively, was funded backlog. The increase in our backlog is due to contract awards and acquisitions during the year. We believe our backlog, together with new contract awards, will support continued growth in our business. Backlog represents estimates that we calculate on a consistent basis. For additional information on how we compute backlog, see “Backlog” in Item 1 “Business.”

Liquidity and Capital Resources

Our primary sources of liquidity are cash provided by operations and our credit facilities. On December 31, 2021, our cash and cash equivalents balance was $53.4 million. There were $300.0 million in outstanding borrowings under our credit facilities at December 31, 2021. The maximum available borrowings under our credit facilities at December 31, 2021 were $796.6 million. These sources of liquidity have met the short-term and long-term liquidity needs for financing of acquisitions, working capital, payment under our cash dividend program and capital expenditures.

Cash provided by operating activities has been adequate to fund our operations, including payments under our regular cash dividend program. When there are short-term fluctuations in our cash flows and level of operations, we may from time-to-time increase borrowings under our credit facilities to meet cash demands.

Cash Flows from Operating Activities

Our operating cash flow is primarily affected by our ability to invoice and collect from our clients in a timely manner, our ability to manage our vendor payments and the overall profitability of our contracts. We bill most of our customers monthly after services are rendered. Our accounts receivable days sales outstanding (DSO) were 68 and 56 for the quarters ended December 31, 2021 and 2020, respectively. The increase in DSO is primarily due to increases in accounts receivable from companies acquired in December 2021. For the years ended December 31, 2021 and 2020, our net cash flows from operating activities were $212.2 million and $247.2 million, respectively. The decrease in net cash flows from operating activities during the year ended December 31, 2021 when compared to the same period in 2020 was primarily due to the timing of accrued salaries and related expenses and payment of vendors.

Cash Used in Investing Activities

Our cash used in investing activities consists primarily of business combinations, purchases of property and equipment and investments in capitalized software for internal use. For the years ended December 31, 2021 and 2020, our net cash used in investing activities were $425.2 million and $150.1 million, respectively. For the year ended December 31, 2021, our net cash used in investing activities were primarily due to the acquisitions of Gryphon and TMAC as well as the purchase of equipment to support our managed IT service contracts and infrastructure investments. For the year ended December 31, 2020, our net cash used in investing activities were primarily due to the acquisitions of Minerva Engineering and Tapestry Technologies and the purchase of equipment to support our managed IT service contracts and infrastructure investments.

Cash Flows Used in Financing Activities

For the year ended December 31, 2021, our net cash flows from financing activities were $225.2 million, primarily due to net borrowing under our credit facilities to fund acquisitions, offset by dividends paid. For the year ended December 31, 2020, our net cash used in financing activities were $64.8 million, primarily due to dividends paid and net repayments under our revolving credit facility, offset by the proceeds from the exercise of stock options.

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

The terms of the Third Amended and Restated Credit Agreement permit prepayment and termination of the loan commitments at any time, subject to certain conditions. The Third Amended and Restated Credit Agreement requires us to comply with specified financial covenants, including the maintenance of certain leverage ratios and a consolidated coverage ratio. The Third Amended and Restated Credit Agreement also contains various covenants, including affirmative covenants with respect to certain reporting requirements and maintaining certain business activities, and negative covenants that, among other things, may limit or impose restrictions on our ability to incur liens, incur additional indebtedness, make investments, make acquisitions and undertake certain other actions. As of, and during the fiscal years ending December 31, 2021 and 2020, we were in compliance with our financial covenants under the credit agreement.

There was $300.0 million and $15.0 million outstanding on our credit facilities at December 31, 2021 and 2020, respectively.

Contractual Obligations

Our primary contractual obligations include operating lease obligations and debt obligations. Our operating lease obligations as of December 31, 2021 were $96.1 million. These obligations will be paid within the time period of less than one year to more than 5 years. See Note 5 to our consolidated financial statements in Item 8 for additional information regarding leases. Our debt obligations as of December 31, 2021 were $300.0 million. We may elect to pay all of or a portion of this obligation earlier than contractually required. See Note 9 to our consolidated financial statements in Item 8 for additional information regarding debt and related matters.

Capital Resources

We believe the capital resources available to us from cash on hand, our remaining capacity under our credit facilities, and cash from our operations are adequate to fund our anticipated cash requirements for at least the next year. We anticipate financing our external growth from acquisitions and our longer-term internal growth through one or more of the following sources: cash from operations; use of our credit facilities; and additional borrowings of debt or issuance of equity.

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

Dividend

During the years ended December 31, 2021 and 2020, we declared and paid quarterly dividends in the amount of $0.38 and $0.32 per share on both classes of common stock. On February 22, 2022, we declared a quarterly cash dividend in the amount of $0.41 per share, to be paid on March 25, 2022. While we expect to continue the regular cash dividend program, any future dividends declared will be at the discretion of our Board of Directors and will depend, among other factors, upon our results of operations, financial condition and cash requirements, as well as such other factors our Board of Directors deems relevant.

Critical Accounting Estimates

The discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles (GAAP). Our significant accounting policies are described in Note 2 to our consolidated financial statements in Item 8. We consider certain of these policies to be critical accounting policies as they require management to make significant estimates and judgments that affect the reported amount of assets, liabilities, revenues and expenses. Actual results may differ from these estimates under different assumptions or conditions.

Revenue Recognition and Cost Estimation

At contract inception, we identify our performance obligations; then we determine the transaction price for the contract. The transaction price can be a fixed or variable amount. It is common for our contracts to contain award fees, incentive fees or other provisions that can either increase or decrease the transaction price. These variable amounts generally are awarded upon achievement of certain performance metrics, program milestones or cost targets and can be based upon customer discretion. We estimate variable consideration as the most likely amount to which we expect to be entitled. We include estimated amounts in the transaction price when it is probable that a significant reversal of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is resolved. Our estimates of variable consideration and determination of whether to include estimated amounts in the transaction price are based largely on an assessment of our anticipated performance and historical, current and forecasted information that is reasonably available to us. The transaction price is allocated to each distinct performance obligation using our best estimate of the standalone selling price for each distinct good or service promised in the contract. The primary method used to estimate standalone selling price is the expected cost plus a margin approach, under which we forecast our expected costs of satisfying a performance obligation and then add an appropriate margin for that distinct good or service promised. Revenue is recognized when, or as, the performance obligation is satisfied.

Based on the nature of the products and services provided in the contract, we use our judgment to determine if an input measure or output measure best depicts the transfer of control over time. For services contracts, we typically satisfy our performance obligations as services are rendered. We typically use a cost-based input method to measure progress. Contract costs include labor, material and allocable indirect expenses. Revenue is recognized proportionally as contract costs are incurred plus estimated fees. For time-and-material contracts, we bill the customer per labor hour and per material, and revenue is recognized in the amount invoiced since the amount corresponds directly to the value of our performance to date. For stand-ready service contracts, a time-elapsed output method is used to measure progress, and revenue is recognized straight-line over the term of the contract. We also consider control to transfer when we have a present right to payment and our customer has legal title. Determining a measure of progress and when control transfers requires us to make judgments that affect the timing of when revenue is recognized.

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

We have an Estimate at Completion process in which management reviews the progress and execution of our performance obligations. As part of this process, management reviews information including, but not limited to, any outstanding key contract matters, progress towards completion and the related program schedule, identified risks and opportunities and the related changes in estimates of revenue and costs. The risks and opportunities include management’s judgment about the ability and cost to achieve the contract milestones and other technical contract requirements. Management must make assumptions and estimates regarding labor productivity and availability, the complexity of the work to be performed, the availability of materials, the length of time to complete the performance obligation, execution by our subcontractors, the availability and timing of funding from our customer and overhead cost rates, among other variables. A significant change in one or more of these estimates could affect the profitability of our contracts. For the years ended December 31, 2021, 2020 and 2019, the aggregate impact of adjustments in contract estimates increased our revenue by $8.8 million, $10.8 million and $11.3 million, respectively. No adjustment on any one contract was material to our consolidated financial statements for the years ended December 31, 2021, 2020 and 2019.

Estimates in Fair Value of Assets Acquired and Liabilities Assumed in Business Combinations

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

Estimates in Fair Value of Reporting Units in Goodwill Impairment

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

Estimates in Accounting for Income Taxes

We account for income taxes in accordance with ASC 740, Income Taxes, as a result our deferred income taxes are determined based on the estimated future tax effects of differences between the financial statement and tax bases of assets and liabilities given the provisions of enacted tax laws. Deferred income tax provisions and benefits are based on changes to the assets or liabilities from year-to-year. In providing for deferred taxes, we consider tax regulations of the jurisdictions in which we operate, estimates of future taxable income and available tax planning strategies. If tax regulations, operating results or the ability to implement tax-planning strategies vary, adjustments to the carrying value of deferred tax assets and liabilities may be required. Valuation allowances are recorded related to deferred tax assets based on the “more likely than not” criteria. We recognize the financial statement benefit of a tax position only after determining that the relevant tax authority would “more likely than not” sustain the position following an audit. For tax positions meeting the “more likely than not” threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement with the relevant tax authority. The determination that a tax position meets the "more likely than not"

criteria requires a significant amount of judgment, which may differ significantly from what is ultimately accepted by the relevant taxing authority.

Recently Issued But Not Yet Adopted Accounting Standards Updates

For information on the recently issued but not yet adopted Accounting Standards Updates, see Note 2 to our consolidated financial statements in Item 8.

Item 7A.Quantitative and Qualitative Disclosures about Market Risk

Our exposure to market risk relates to changes in interest rates for borrowings under our credit facilities. At December 31, 2021, we had $300.0 million outstanding on our credit facilities. Borrowings under our credit facilities bear interest at variable rates. A hypothetical 10% increase in interest rates would have a $0.1 million effect on our interest expense for the year ended December 31, 2021.

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

Item 8.Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of ManTech International Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of ManTech International Corporation and subsidiaries (the "Company") as of December 31, 2021 and 2020, the related consolidated statements of income, comprehensive income, changes in stockholders' equity, and cash flows, for each of the three years in the period ended December 31, 2021, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 25, 2022, expressed an unqualified opinion on the Company's internal control over financial reporting.

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

On certain contracts, revenue is recognized over time using a cost-based input method that measures the extent of progress towards completion of a performance obligation. Contract costs include labor, material, and allocable indirect expenses. Revenue is recognized proportionally as contract costs are incurred plus estimated fees. Management must make assumptions and estimates regarding labor productivity and availability, the complexity of the work to be performed, the availability of materials, the length of time to complete the performance obligation, execution by subcontractors, the availability and timing of funding from our customer and overhead cost rates, among other variables. A significant change in one or more of these estimates could affect the profitability of the Company’s contracts.

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

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to management’s conclusion on amount, timing, and presentation of revenue recognition, as well as the estimates of total costs and fees for the performance obligations that recognize revenue using a cost-based input method included the following, among others:

•We tested the effectiveness of controls over contract revenue, including management’s controls over the initial setup of new contract arrangements and the estimates of total costs and fees for performance obligations.

•We developed an expectation of revenue and compared it to the recorded balance.

•For a selection of contracts, we performed elements of the following for each contract:

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

Valuation of Acquired Intangible Assets — Refer to Notes 2 and 4 to the financial statements

Critical Audit Matter Description

During 2021 the Company completed the acquisition of Gryphon Technologies, Inc. (“Gryphon”) for approximately $360.8 million. The Company accounted for the acquisition under the acquisition method of accounting for business combinations.

Accordingly, the purchase price was allocated to the assets acquired and liabilities assumed based on their respective fair values, including customer relationship and backlog intangible assets with an aggregate fair value of $71.3 million. The Company estimated the fair value of the customer relationship and backlog intangible assets using the excess earnings method (income approach), which is a specific discounted cash flow method. The fair value determination of the customer relationship and backlog intangible assets required management to make significant estimates and assumptions related to future revenue, earnings and cash flows, as well as discount rates.

We identified the customer relationship and backlog intangible assets for the Gryphon acquisition as a critical audit matter because of the significant estimates and assumptions management made to determine the fair value of these assets. This required a high degree of auditor judgment and an increased extent of effort, including the need to involve our fair value specialists, when performing audit procedures to evaluate the reasonableness of management’s forecast of future revenue, earnings and cash flows, and the selection of discount rates.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the forecast of future revenue, earnings and cash flows, and the selection of discount rates for the customers relationships and backlog intangible assets for the acquired entities included the following, among others:

•We tested the effectiveness of controls over the valuation of the customer relationship and backlog intangible assets, including management’s controls over forecasts of future revenue, earnings and cash flows, and the selection of discount rates.

•We assessed the reasonableness of management’s forecast of future revenue, earnings and cash flows by comparing the projections to historical results.

•With the assistance of our fair value specialists, we evaluated the reasonableness of the (1) valuation methodologies and (2) discount rates, which included testing the source information underlying the determination of the discount rates, testing the mathematical accuracy of the calculations, and developing a range of independent estimates and comparing those to the discount rates selected by management.

/s/ Deloitte & Touche LLP
Mclean, Virginia
February 25, 2022
We have served as the Company's auditor since 1999.

MANTECH INTERNATIONAL CORPORATION
CONSOLIDATED BALANCE SHEETS
(In Thousands Except Share and Per Share Amounts)

	December 31,
	2021	2020
ASSETS
Cash and cash equivalents	$53,374	$41,193
Receivables—net	476,035	400,621
Prepaid expenses	32,600	26,243
Taxes receivable—current	22,140	21,968
Other current assets	13,372	6,354
Total Current Assets	597,521	496,379
Goodwill	1,498,988	1,237,894
Other intangible assets—net	265,555	202,231
Property and equipment—net	133,297	121,296
Operating lease right of use assets	75,319	94,825
Employee supplemental savings plan assets	43,342	37,848
Investments	11,555	11,549
Other assets	13,988	11,642
TOTAL ASSETS	$2,639,565	$2,213,664
LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Accounts payable	$169,140	$142,360
Accrued salaries and related expenses	129,685	123,953
Contract liabilities	36,197	37,218
Operating lease obligations—current	32,557	30,105
Accrued expenses and other current liabilities	9,649	15,177
Total Current Liabilities	377,228	348,813
Long term debt	300,000	15,000
Deferred income taxes	174,060	141,638
Operating lease obligations—long term	63,575	80,242
Accrued retirement	36,053	36,310
Other long-term liabilities	13,229	12,249
TOTAL LIABILITIES	964,145	634,252
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY
Common stock, Class A—$0.01 par value; 150,000,000 shares authorized; 27,863,041 and 27,538,474 shares issued at December 31, 2021 and 2020; 27,618,928 and 27,294,361 shares outstanding at December 31, 2021 and 2020	279	275
Common stock, Class B—$0.01 par value; 50,000,000 shares authorized; 13,176,695 and 13,176,695 shares issued and outstanding at December 31, 2021 and 2020	132	132
Additional paid-in capital	566,573	545,717
Treasury stock, 244,113 and 244,113 shares at cost at December 31, 2021 and 2020	(9,158)	(9,158)
Retained earnings	1,117,867	1,042,676
Accumulated other comprehensive loss	(273)	(230)
TOTAL STOCKHOLDERS' EQUITY	1,675,420	1,579,412
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$2,639,565	$2,213,664
See notes to consolidated financial statements.

MANTECH INTERNATIONAL CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(In Thousands Except Per Share Amounts)

	Year Ended December 31,
	2021	2020	2019
REVENUES	$2,553,956	$2,518,384	$2,222,559
Cost of services	2,174,545	2,138,791	1,893,461
General and administrative expenses	192,595	221,544	190,773
OPERATING INCOME	186,816	158,049	138,325
Interest expense	(2,389)	(1,900)	(2,594)
Interest income	128	247	450
Other income (expense), net	(277)	1	(83)
INCOME FROM OPERATIONS BEFORE INCOME TAXES AND EQUITY METHOD INVESTMENTS	184,278	156,397	136,098
Provision for income taxes	(47,541)	(35,865)	(22,212)
Equity in earnings (losses) of unconsolidated subsidiaries	280	(2)	4
NET INCOME	$137,017	$120,530	$113,890
BASIC EARNINGS PER SHARE:
Class A common stock	$3.37	$2.99	$2.85
Class B common stock	$3.37	$2.99	$2.85
DILUTED EARNINGS PER SHARE:
Class A common stock	$3.35	$2.97	$2.83
Class B common stock	$3.35	$2.97	$2.83

See notes to consolidated financial statements.

MANTECH INTERNATIONAL CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In Thousands)

	Year Ended December 31,
	2021	2020	2019
NET INCOME	$137,017	$120,530	$113,890
OTHER COMPREHENSIVE INCOME (LOSS):
Translation adjustments, net of tax	(72)	(41)	(77)
Actuarial gain (loss) on defined benefit pension plans, net of tax	29	33	(19)
Cumulative-effect adjustment for adoption of Accounting Standards Update 2018-02	—	—	(24)
Total other comprehensive income (loss)	(43)	(8)	(120)
COMPREHENSIVE INCOME	$136,974	$120,522	$113,770

See notes to consolidated financial statements.

MANTECH INTERNATIONAL CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(In Thousands)

	December 31,
	2021	2020	2019
Common Stock, Class A
At beginning of year	$275	$272	$268
Stock-based compensation expense	2	1	1
Stock option exercises	2	2	3
At end of year	279	275	272
Common Stock, Class B
At beginning of year	132	132	132
At end of year	132	132	132
Additional Paid-In Capital
At beginning of year	545,717	525,851	506,970
Stock-based compensation expense	15,367	11,365	7,492
Stock option exercises	9,756	10,247	12,892
Payment consideration to tax authority on employees' behalf	(4,267)	(1,746)	(1,503)
At end of year	566,573	545,717	525,851
Treasury Stock, at cost
At beginning of year	(9,158)	(9,158)	(9,158)
At end of year	(9,158)	(9,158)	(9,158)
Retained Earnings
At beginning of year	1,042,676	973,767	903,084
Net income	137,017	120,530	113,890
Dividends	(61,826)	(51,621)	(43,207)
At end of year	1,117,867	1,042,676	973,767
Accumulated Other Comprehensive Loss
At beginning of year	(230)	(222)	(102)
Translation adjustments, net of tax	(72)	(41)	(77)
Actuarial gain (loss) on defined benefit pension plans, net of tax	29	33	(19)
Cumulative-effect adjustment for adoption of Accounting Standard Update 2018-02	—	—	(24)
At end of year	(273)	(230)	(222)
Total Stockholders' Equity	$1,675,420	$1,579,412	$1,490,642

See notes to consolidated financial statements

MANTECH INTERNATIONAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)

	Year Ended December 31,
	2021	2020	2019
CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES:
Net income	$137,017	$120,530	$113,890
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	77,075	70,300	55,879
Noncash lease expense	36,065	28,169	27,619
Deferred income taxes	17,450	9,856	15,739
Stock-based compensation expense	15,369	11,366	7,493
Bad debt expense	(6,022)	5,244	3,000
Contract loss reserve	—	(372)	(1,481)
Change in assets and liabilities—net of effects from acquired businesses:
Receivables-net	(3,954)	1,298	24,660
Prepaid expenses	(1,790)	(5,963)	419
Taxes receivable—current	1,470	28	(21,996)
Other current assets	818	(987)	4,060
Employee supplemental savings plan asset	(5,764)	(5,208)	(6,297)
Other assets	(4,941)	(1,827)	97
Accounts payable	14,475	(303)	14,707
Accrued salaries and related expenses	(18,040)	24,666	2,796
Contract liabilities	(5,350)	9,149	(589)
Operating lease obligations	(35,675)	(31,055)	(28,520)
Accrued expenses and other current liabilities	(6,625)	9,248	(3,857)
Accrued retirement	(257)	758	4,553
Other long-term liabilities	1,068	2,010	9,380
Other	(218)	337	(146)
Net cash flow from operating activities	212,171	247,244	221,406
CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES:
Acquisition of businesses-net of cash acquired	(370,811)	(78,815)	(152,851)
Purchases of property and equipment	(54,908)	(71,129)	(54,795)
Proceeds from sale of property and equipment	302	869	—
Proceeds from corporate owned life insurance	270	4,137	21
Investment in capitalized software for internal use	(9)	(5,193)	(3,677)
Deferred contract costs	—	—	(3,878)
Proceeds from equity method investment	—	—	283
Net cash (used in) investing activities	(425,156)	(150,131)	(214,897)
CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES:
Borrowings under credit facility	507,500	302,500	624,000
Repayments under credit facility	(222,500)	(324,000)	(595,000)
Dividends paid	(61,823)	(51,618)	(43,205)
Proceeds from exercise of stock options	9,758	10,249	12,895
Payment consideration to tax authority on employee's behalf	(4,267)	(1,746)	(1,503)
Debt issuance costs	(3,315)	—	—
Principal paid on financing leases	(187)	(159)	(136)
Net cash from (used in) financing activities	225,166	(64,774)	(2,949)
NET CHANGE IN CASH AND CASH EQUIVALENTS	12,181	32,339	3,560
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	41,193	8,854	5,294
CASH AND CASH EQUIVALENTS, END OF PERIOD	$53,374	$41,193	$8,854

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest	$1,769	$1,819	$2,436
Noncash investing and financing activities:
Noncash investing activities	$1,861	$5,480	$5,981
Operating lease obligations arising from obtaining right of use assets	$15,695	$6,459	$31,010
Finance lease obligations arising from obtaining right of use assets	$141	$107	$368

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2021, 2020 and 2019

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

Leases - We account for leases in accordance with ASC 842, Leases. Upon adoption, we elected the practical expedient to recognize the lease payments related to short-term leases as profit or loss on a straight-line basis over the lease term and variable lease payments in the period in which the obligation for those payments are incurred. We also elected the following transition related practical expedients: not to reassess whether expired or existing contracts are or contain leases, not to reassess lease classification as determined under ASC 840 and not to reassess initial direct costs from any existing lease. We elected the practical expedient not to separate nonlease components from lease components on all classes of underlying assets. Our leases include nonlease components such as common area maintenance, utilities and operating expenses.

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

Our ROU asset is recognized as the lease obligation, any initial direct costs and any prepaid lease payments, less any lease incentives. Our lease obligations are recognized based on the present value of the future minimum lease payments over the lease term at commencement date. Our lease payments consist of amounts relating to the use of the underlying asset during the lease term, specifically fixed payments, payments to be made in optional periods when we are reasonably certain to exercise an option to extend the lease or not to exercise an option to terminate the lease and the amounts probable of being owed by us under residual guarantees. Our variable lease payments are excluded in measuring ROU assets and lease obligations because they do not depend on an index or a rate or are not in substance fixed payments. We exclude lease incentives and initial direct costs incurred from our lease payments. Our leases do not provide an implicit rate, we use our incremental borrowing rate based on the information available at the commencement date in determining the present value of future payments.

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

Deferred Contract Costs - Costs of obtaining or fulfilling a contract that meet the criteria in ASC 340, Other Assets and Deferred Costs, are capitalized and amortized on a systematic basis that is consistent with the transfer of goods or services to the customer. Deferred contract costs are reported on our consolidated balance sheets within current or non-current other assets based on the expected life of the related contract. At December 31, 2021 and 2020, we had $1.9 million and $6.6 million, respectively, of deferred contract costs related to the fulfillment of future contract obligations. For the year ended December 31, 2021 and 2020, we recorded amortization expense of $4.7 million and $2.8 million, respectively.

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

We have an Estimate at Completion process in which management reviews the progress and execution of our performance obligations. As part of this process, management reviews information including, but not limited to, any outstanding key contract matters, progress towards completion and the related program schedule, identified risks and opportunities and the related changes in estimates of revenue and costs. The risks and opportunities include management’s judgment about the ability and cost to achieve the contract milestones and other technical contract requirements. Management must make assumptions and estimates regarding labor productivity and availability, the complexity of the work to be performed, the availability of materials, the length of time to complete the performance obligation, execution by our subcontractors, the availability and timing of funding from our customer and overhead cost rates, among other variables. A significant change in one or more of these estimates could affect the profitability of our contracts. For the year ended December 31, 2021, 2020 and 2019 the aggregate impact of adjustments in contract estimates increased our revenue by $8.8 million, $10.8 million and $11.3 million, respectively. No adjustment on any one contract was material to our consolidated financial statements for the year ended December 31, 2021.

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

Recently Adopted ASUs

ASUs adopted during the year ended December 31, 2021 did not have a material impact on our consolidated financial statements.

Recently Issued But Not Yet Adopted ASUs

ASUs effective after December 31, 2021 are not expected to have a material effect on our consolidated financial statements.

3.Revenue from Contracts with Customers

We derive revenue from contracts with customers primarily from contracts with the U.S. government in the areas of intelligence, defense, homeland security and other federal civilian agencies. Substantially all of our revenue is derived from services and solutions provided to the U.S. government or to prime contractors supporting the U.S. government, including services by our employees and our subcontractors, and solutions that include third-party hardware and software that we purchase and integrate as a part of our overall solutions. Customer requirements may vary from period-to-period depending on the contract. We provide our services and solutions under three types of contracts: cost-reimbursable, fixed-price and time-and-materials. Under cost-reimbursable contracts, we are reimbursed for costs that are determined to be reasonable, allowable and allocable to the contract and paid a fee representing the profit margin negotiated between us and the contracting agency, which may be fixed or performance based. Under fixed-price contracts, we perform specific tasks for a fixed price. Fixed-price contracts may include either a product delivery or specific service performance over a defined period. Under time-and-materials contracts, we are reimbursed for labor at fixed hourly rates and generally reimbursed separately for allowable materials, costs and expenses at cost.

We have one reportable segment. Our U.S. government customers typically exercise independent decision-making and contracting authority. Offices or divisions within an agency or department of the U.S. government may directly, or through a prime contractor, use our services as a separate customer as long as the customer has independent decision-making and contracting authority within its organization. We treat sales to U.S. government customers as sales within the U.S. regardless of where the services are performed. We generated approximately 100%, 99% and 99% from revenue generated in the U.S. for the years ended December 31, 2021, 2020 and 2019, respectively.

The following tables disclose revenue (in thousands) by contract type, customer and prime or subcontractor for the periods presented.

	Year Ended December 31,
	2021	2020	2019
Cost-reimbursable	$1,740,261	$1,724,056	$1,541,687
Fixed-price	472,435	485,847	451,312
Time-and-materials	341,260	308,481	229,560
	$2,553,956	$2,518,384	$2,222,559

	Year Ended December 31,
	2021	2020	2019
U.S. Government	$2,531,132	$2,476,655	$2,175,734
State agencies, international agencies and commercial entities	22,824	41,729	46,825
	$2,553,956	$2,518,384	$2,222,559

	Year Ended December 31,
	2021	2020	2019
Prime contractor	$2,376,018	$2,297,452	$1,995,471
Subcontractor	177,938	220,932	227,088
	$2,553,956	$2,518,384	$2,222,559

We deliver a broad array of IT and technical services solutions under contracts with the U.S. government, state and local governments and commercial customers. The components of receivables are as follows (in thousands):

	December 31, 2021	December 31, 2020
Billed receivables	$370,115	$312,991
Unbilled receivables	118,387	106,007
Allowance for doubtful accounts	(12,467)	(18,377)
Receivables-net	$476,035	$400,621

Receivables at December 31, 2021 are expected to be substantially collected within one year except for approximately $1.7 million, of which a majority is related to U.S. government receivables. We do not believe that we have significant exposure to credit risk as billed receivable and unbilled receivables are primarily due from the U.S. government. The allowance for doubtful accounts represents our estimate for exposure to compliance, contractual issues and bad debts related to prime contractors. We measure future expected credit losses expected to occur over the estimated life or remaining contractual life of an asset (which includes losses that may be incurred in future periods). When we identify receivables with unique risk characteristics, we evaluate such receivables on an individual basis. A change in our assessment of the creditworthiness and collections from a prime contractor on one of our contracts resulted in a decrease in allowance for doubtful accounts during 2021.

The following table discloses contract liabilities (in thousands):

	December 31, 2021	December 31, 2020
Contract liabilities	$36,197	$37,218

Changes in the balance of contract liabilities are primarily due to the timing difference between our performance and our customers' payments. For the year ended December 31, 2021, the amount of revenue that was included in the opening contract liabilities balance was $31.0 million.

The remaining performance obligation at December 31, 2021 was $2.4 billion. The following table discloses when we expect to recognize the remaining performance obligation as revenue (in billions):

For the year ending
December 31, 2022	December 31, 2023	Thereafter
$1.4	$0.4	$0.6

4. Acquisitions

Technical and Management Assistance Corporation (TMAC)—On December 30, 2021, we completed the acquisition of TMAC through a share purchase agreement by and among ManTech International Corporation, Technical and Management

Assistance Corporation, Project Cipher, Inc, and its Shareholder. TMAC is a leading provider of advanced data engineering services and solutions that ensure the delivery of vital information to the U.S. Intelligence Community.

The acquisition was accounted for as a business combination. The results of TMAC's operations have been included in our consolidated financial statements since that date. We funded the acquisition with cash on hand.

The preliminary purchase price was $30.2 million, which includes an estimated working capital adjustment. The preliminary purchase price was preliminarily allocated to the underlying assets and liabilities based on their estimated fair value at the date of acquisition. The excess of the purchase price over the fair value of assets acquired and liabilities assumed was recorded as goodwill. As we are still in the process of reviewing the fair value of the assets acquired and liabilities assumed, the purchase price allocation for TMAC is not complete as of December 31, 2021. In accordance with ASC 805, Business Combinations, we expect to finalize our purchase price allocation within one year of the acquisition date.

Recognition of goodwill is largely attributed to the value paid for TMAC's capabilities, which will broaden our footprint within the U.S. Intelligence Community. The goodwill recorded for this transaction is valued at $13.2 million and will be deductible for tax purposes over 15 years. The components of other intangible assets associated with the acquisition were customer relationships and backlog valued at $15.3 million and $0.7 million, respectively. The fair values of the customer relationships and backlog were determined using the excess earnings method (income approach) in which the value is derived from an estimation of the after-tax cash flows specifically attributable to backlog and customer relationships. Assumptions used in the analysis included revenue and expense forecasts, contributory asset charges, tax amortization benefit and discount rates. Customer contracts and related relationships represent the underlying relationships and agreements with TMAC's existing customers. Customer relationships are amortized using the pattern of benefits method over their estimated useful lives of approximately 20 years. Backlog is amortized using the pattern of benefits method over its estimated useful life of 1 year. The weighted-average amortization period of other intangibles is 19 years.

For the year ended December 31, 2021, we incurred approximately $0.4 million of acquisition costs related to the TMAC transaction, which are included in general and administrative expenses in our consolidated statement of income.

Gryphon Technologies, Inc. (Gryphon)—On December 9, 2021, we completed the acquisition of Gryphon through a unit purchase agreement by and among ManTech International Corporation, Gryphon Parent, LLC and Gryphon Finance, LLC. Gryphon will further strengthen our long-term competitive position by adding differentiated digital and systems engineering capabilities across the Department of Defense.

The acquisition was accounted for as a business combination. The results of Gryphon's operations have been included in our consolidated financial statements since that date. We funded the acquisition with cash on hand and borrowing under our credit facilities.

The preliminary purchase price was $360.8 million, which includes an estimated working capital adjustment. The preliminary purchase price was preliminarily allocated to the underlying assets and liabilities based on their estimated fair value at the date of acquisition. The excess of the purchase price over the fair value of assets acquired and liabilities assumed was recorded as goodwill. As we are still in the process of reviewing the fair value of the assets acquired and liabilities assumed, the purchase price allocation for Gryphon is not complete as of December 31, 2021. In accordance with ASC 805, Business Combinations, we expect to finalize our purchase price allocation within one year of the acquisition date.

Recognition of goodwill is largely attributed to the value paid for Gryphon's capabilities, which will broaden our footprint within the Department of Defense. Pre-existing goodwill recorded for this transaction will be deductible for tax purposes over 13 years. The remainder of goodwill attributable to the acquisition of Gryphon will not be deductible for tax purposes.

The components of other intangible assets associated with the acquisition were customer relationships and backlog valued at $65.8 million and $5.5 million, respectively. The fair values of the customer relationships and backlog were determined using the excess earnings method (income approach) in which the value is derived from an estimation of the after-tax cash flows specifically attributable to backlog and customer relationships. Assumptions used in the analysis included revenue and expense forecasts, contributory asset charges, tax amortization benefit and discount rates. Customer contracts and related relationships represent the underlying relationships and agreements with Gryphon's existing customers. Customer relationships are amortized using the pattern of benefits method over their estimated useful lives of approximately 20 years. Backlog is amortized using the pattern of benefits method over its estimated useful life of 2 years. The weighted-average amortization period of other intangibles is 19 years.

The following table represents the preliminary purchase price allocation for Gryphon (in thousands):

Cash and cash equivalents	$20,184
Receivables	63,454
Prepaid expenses	3,227
Taxes receivable - current	1,642
Other current assets	3,679
Goodwill	247,632
Other intangible assets	73,708
Property and equipment	2,736
Operating lease right of use assets	5,479
Other assets	474
Accounts payable	(12,221)
Accrued salaries and related expenses	(23,326)
Contract liabilities	(4,773)
Operating lease obligations—current	(1,243)
Accrued expenses and other current liabilities	(596)
Deferred income taxes	(14,972)
Operating lease obligations—long term	(4,287)
Net assets acquired and liabilities assumed	$360,797

For the year ended December 31, 2021, we incurred approximately $1.1 million of acquisition costs related to the Gryphon transaction, which are included in general and administrative expenses in our consolidated statement of income.

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

The purchase price of $46.3 million has been allocated to the underlying assets and liabilities based on their estimated fair value at the date of acquisition. The excess of the purchase price over the fair value of assets acquired and liabilities assumed was recorded as goodwill. The purchase price allocation for Tapestry was complete as of December 31, 2021.

Recognition of goodwill is largely attributed to the value paid for Tapestry's capabilities, which will broaden our footprint within DISA and the Defense Department IT marketplace. The goodwill recorded for this transaction is valued at $27.0 million and will be deductible for tax purposes over 15 years. The components of other intangible assets associated with the acquisition were customer relationships and backlog valued at $15.1 million and $1.4 million, respectively. The fair values of the customer relationships and backlog were determined using the excess earnings method (income approach) in which the value is derived from an estimation of the after-tax cash flows specifically attributable to backlog and customer relationships. Assumptions used in the analysis included revenue and expense forecasts, contributory asset charges, tax amortization benefit and discount rates. Customer contracts and related relationships represent the underlying relationships and agreements with Tapestry's existing customers. Customer relationships are amortized using the pattern of benefits method over their estimated useful lives of approximately 20 years. Backlog is amortized using the pattern of benefits method over its estimated useful life of 2 years. The weighted-average amortization period of other intangibles is 18 years.

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

The purchase price of $32.7 million includes a finalized working capital adjustment and has been allocated to the underlying assets and liabilities based on their estimated fair value at the date of acquisition. The excess of the purchase price over the fair value of assets acquired and liabilities assumed was recorded as goodwill. The purchase price allocation for Minerva was complete as of December 31, 2021.

Recognition of goodwill is largely attributed to the value paid for Minerva's capabilities, which will broaden our footprint within the intelligence community through the addition of differentiated capabilities and access to new customers and contracts. The goodwill recorded for this transaction is valued at $19.8 million and will be deductible for tax purposes over 15 years. The components of other intangible assets associated with the acquisition were customer relationships and backlog valued at $10.5 million and $1.1 million, respectively. The fair values of the customer relationships and backlog were determined using the excess earnings method (income approach) in which the value is derived from an estimation of the after-tax cash flows specifically attributable to backlog and customer relationships. Assumptions used in the analysis included revenue and expense forecasts, contributory asset charges, tax amortization benefit and discount rates. Customer contracts and related relationships represent the underlying relationships and agreements with Minerva's existing customers. Customer relationships are amortized using the pattern of benefits method over their estimated useful lives of approximately 20 years. Backlog is amortized using the pattern of benefits method over its estimated useful life of 2 years. The weighted-average amortization period for other intangible assets is 18 years.

For the year ended December 31, 2020, we incurred approximately $0.4 million of acquisition costs related to the Minerva transaction, which are included in general and administrative expenses in our consolidated statement of income.

5. Leases

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

Our operating leases are primarily made up of real estate. Our variable lease payments do not depend on an index or a rate or are not in substance fixed payments. Our leases have remaining lease terms of 1 month to 10 years, some of which include options to extend the leases for up to 14 years, and some of which include options to terminate the leases within 1 year. Our transportation vehicles and equipment leases include a residual value guarantee, which is a guarantee made to the lessor that the value of the underlying asset returned to the lessor at the end of the lease will be at least a specific amount. We sublease some of our real estate space. Sublease income is immaterial and is presented net with the corresponding lease expense. We recognize payments related to short-term leases (less than one year) as expense on a straight-line basis over the lease term and variable lease payments in the period in which the obligation for those payments were incurred. As such, our short-term lease expense for the year ended December 31, 2021, 2020, and 2019 was $5.2 million, $6.3 million, and $5.4 million, respectively. For the year ended December 31, 2021, 2020, and 2019 we incurred variable lease costs of $3.6 million, $2.7 million, and $2.4 million, respectively.

The balance sheet information related to our leases was as follows (dollars in thousands):

	December 31, 2021	December 31, 2020
Operating Leases
Operating lease right of use assets	$75,319	$94,825

Operating lease obligations—current	$32,557	$30,105
Operating lease obligations—long term	$63,575	$80,242

Finance Leases
Property and equipment—gross	$797	$705
Accumulated depreciation	(467)	(330)
Property and equipment—net	$330	$375

Accrued expenses and other current liabilities	$204	$178
Other long-term liabilities	$144	$227

The components of lease expense were as follows (in thousands):

	For the year ended December 31,
	2021	2020	2019
Operating lease expenses	$39,007	$33,873	$33,622

Finance Leases
Depreciation of right of use assets	$179	$168	$147
Interest on lease liabilities	$25	$36	$44

The weighted average information related to leases was as follows:

	December 31, 2021	December 31, 2020
Weighted Average Remaining Lease Term
Operating leases	4 years	4 years
Finance leases	2 years	3 years
Weighted Average Discount Rate
Operating leases	3%	4%
Finance leases	6%	4%

Future minimum lease payments under non-cancellable leases as of December 31, 2021 were as follows (in thousands):

For the year ended:	Operating Leases	Financing Leases
December 31, 2022	$35,056	$216
December 31, 2023	31,730	77
December 31, 2024	17,875	30
December 31, 2025	6,296	30
December 31, 2026	3,246	11
Thereafter	7,564	—
Total future minimum lease payments	101,767	364
Less imputed interest	(5,635)	(16)
Total	$96,132	$348

6.Earnings per Share

Under ASC 260, Earnings per Share, the two-class method is an earnings allocation formula that determines earnings per share for each class of common stock according to dividends declared (or accumulated) and participation rights in undistributed earnings. Under that method, basic and diluted earnings per share data are presented for each class of common stock.

In applying the two-class method, we determined that undistributed earnings should be allocated equally on a per share basis between Class A and Class B common stock. Under our Certificate of Incorporation, the holders of the common stock are entitled to participate ratably, on a share-for-share basis as if all shares of common stock were of a single class, in such dividends, as may be declared by the Board of Directors. During the years ended December 31, 2021, 2020 and 2019, we declared and paid quarterly dividends, in the amount of $0.38, $0.32 and $0.27 per share on both classes of common stock.

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

The net income available to common stockholders and weighted average number of common shares outstanding used to compute basic and diluted earnings per share for each class of common stock are as follows (in thousands, except per share amounts):

	Year Ended December 31,
	2021	2020	2019
Distributed earnings	$61,826	$51,621	$43,207
Undistributed earnings	75,191	68,909	70,683
Net income	$137,017	$120,530	$113,890

Class A common stock:
Basic net income available to common stockholders	$92,588	$81,087	$76,294
Basic weighted average common shares outstanding	27,459	27,105	26,763
Basic earnings per share	$3.37	$2.99	$2.85

Diluted net income available to common stockholders	$92,940	$81,405	$76,555
Effect of potential exercise of stock options	325	328	279
Diluted weighted average common shares outstanding	27,784	27,433	27,042
Diluted earnings per share	$3.35	$2.97	$2.83

Class B common stock:
Basic net income available to common stockholders	$44,429	$39,443	$37,596
Basic weighted average common shares outstanding	13,177	13,185	13,188
Basic earnings per share	$3.37	$2.99	$2.85

Diluted net income available to common stockholders	$44,077	$39,125	$37,335
Diluted weighted average common shares outstanding	13,177	13,185	13,188
Diluted earnings per share	$3.35	$2.97	$2.83

For the years ended December 31, 2021, 2020 and 2019, options to purchase 53,240 shares, 213,248 shares and 288,133 shares, respectively, were outstanding but not included in the computation of diluted earnings per share because the options' effect would have been anti-dilutive. For the years ended December 31, 2021, 2020 and 2019, there were 196,735 shares, 223,405 shares and 338,748 shares, respectively, issued from the exercise of stock options.

7.Property and Equipment

Major classes of property and equipment are summarized as follows (in thousands):

	December 31, 2021	December 31, 2020
Furniture and equipment	$234,169	$194,470
Leasehold improvements	70,932	62,293
Finance leases	797	705
Property and equipment-gross	305,898	257,468
Accumulated depreciation and amortization	(172,601)	(136,172)
Property and equipment-net	$133,297	$121,296

Depreciation and amortization expense related to property and equipment for the years ended December 31, 2021, 2020 and 2019 was $47.3 million, $39.5 million and $27.6 million, respectively.

8.Goodwill and Other Intangible Assets

The changes in the carrying amounts of goodwill during fiscal years 2021 and 2020 were as follows (in thousands):

Goodwill Balance
Goodwill at December 31, 2019	$1,191,259
Acquisitions	46,624
Acquisition fair value adjustment	11
Goodwill at December 31, 2020	1,237,894
Acquisitions	260,863
Acquisition fair value adjustment	231
Goodwill at December 31, 2021	$1,498,988

Other intangible assets consisted of the following (in thousands):

	December 31, 2021			December 31, 2020
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Other intangible assets:
Contract and program intangible assets	$517,932	$262,105	$255,827	$430,632	$242,194	$188,438
Capitalized software	56,938	47,210	9,728	54,605	40,812	13,793
Total other intangible assets-net	$574,870	$309,315	$265,555	$485,237	$283,006	$202,231

Amortization expense relating to intangible assets for the years ended December 31, 2021, 2020 and 2019 was $26.4 million, $27.6 million and $25.4 million, respectively. Amortization expense for the year ended December 31, 2021 and 2020 includes an impairment of $1.2 million and $1.4 million, respectively, for capitalized software. We estimate that we will have the following amortization expense for the future periods indicated below (in thousands):

Year ending:
December 31, 2022	$32,529
December 31, 2023	$25,706
December 31, 2024	$23,389
December 31, 2025	$21,031
December 31, 2026	$19,658

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

Borrowings under the Third Amended and Restated Credit Agreement are collateralized by substantially all of our assets and those of our Material Subsidiaries and bear interest at one of the following variable rates as selected by us at the time of borrowing: a London Interbank Offer Rate base rate plus market-rate spreads (1.25% to 2.00% based on our consolidated total leverage ratio) or Bank of America's base rate plus market spreads (0.25% to 1.00% based on our consolidated total leverage ratio). The aggregate annual weighted average interest rates were 1.59% and 2.32% for the years ended December 31, 2021 and 2020, respectively.

The terms of the Third Amended and Restated Credit Agreement permit prepayment and termination of the loan commitments at any time, subject to certain conditions. The Third Amended and Restated Credit Agreement requires us to comply with specified financial covenants, including the maintenance of certain leverage ratios and a consolidated coverage ratio. The Third Amended and Restated Credit Agreement also contains various covenants, including affirmative covenants with respect to certain reporting requirements and maintaining certain business activities, and negative covenants that, among other things, may limit or impose restrictions on our ability to incur liens, incur additional indebtedness, make investments, make acquisitions and undertake certain other actions. As of, and during the fiscal years ending, December 31, 2021 and 2020, we were in compliance with our financial covenants under the credit agreement.

There was $300.0 million and $15.0 million outstanding on our credit facilities at December 31, 2021 and 2020, respectively. The weighted average borrowings under the revolving and term portions of the facilities during the years ended December 31, 2021 and 2020 were $35.3 million and $37.3 million, respectively. The maximum available borrowing under the credit facilities at December 31, 2021 was $796.6 million. At December 31, 2021 and 2020, we had $3.4 million and $6.2 million, respectively, outstanding on our letter of credit that reduces our availability to borrow under our revolving credit facility.

10.Commitments and Contingencies

Contracts with the U.S. government, including subcontracts, are subject to extensive legal and regulatory requirements and, from time-to-time, agencies of the U.S. government, in the ordinary course of business, investigate whether our operations are conducted in accordance with these requirements and the terms of the relevant contracts. U.S. government investigations of us, whether related to our U.S. government contracts or conducted for other reasons, could result in administrative, civil, or criminal liabilities, including repayments, fines or penalties being imposed upon us, or could lead to suspension or debarment from future U.S. government contracting activities. Management believes it has adequately reserved for any losses that may be experienced from any investigation of which it is aware. The Defense Contract Audit Agency has completed our incurred cost audits through 2018 with no material adjustments. The remaining audits for 2019 through 2020 are not expected to have a material effect on our financial position, results of operations or cash flow and management believes it has adequately reserved for any losses.

In the normal course of business, we are involved in certain governmental and legal proceedings, claims and disputes and have litigation pending under several suits. We believe that the ultimate resolution of these matters will not have a material effect on our financial position, results of operations or cash flows, except for the matter noted below.

We have $3.4 million outstanding on our letter of credit, of which $1.6 million is related to an outstanding performance bond in connection with a contract between ManTech MENA, LLC and Jadwalean International Operations and Management Company to fulfill technical support requirements for the Royal Saudi Air Force.

11.Stockholders' Equity and Stock-Based Compensation

Common Stock - We have 150,000,000 shares of authorized Class A common stock, par value $0.01 per share. We have 50,000,000 shares of authorized Class B common stock, par value $0.01 per share. On December 31, 2021, there were 27,618,928 shares of Class A common stock outstanding, 244,113 shares of Class A common stock recorded as treasury stock and 13,176,695 shares of Class B common stock outstanding.

Holders of Class A common stock are entitled to one vote for each share held of record and holders of Class B common stock are entitled to ten votes for each share held of record, except with respect to any “going private transaction” (generally, a transaction in which George J. Pedersen (our Chairman Emeritus), his affiliates, his direct and indirect permitted transferees or a group, generally including Mr. Pedersen, such affiliates and permitted transferees, seek to buy all outstanding shares), as to which each share of Class A common stock and Class B common stock are entitled to one vote per share. The Class A common stock and the Class B common stock vote together as a single class on all matters submitted to a vote of stockholders, including the election of directors, except as required by law. Holders of common stock do not have cumulative voting rights in the election of directors.

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

Preferred Stock - We are authorized to issue an aggregate of 20,000,000 shares of preferred stock, $0.01 par value per share, the terms and conditions of which are determined by our Board of Directors upon issuance. The rights, preferences and privileges of holders of our common stock are subject to, and may be adversely affected by, the rights of holders of any shares of preferred stock that we may designate and issue in the future. At December 31, 2021 and 2020, no shares of preferred stock were outstanding and the Board of Directors currently has no plans to issue a series of preferred stock.

Accounting for Stock-Based Compensation:

Our 2016 Management Incentive Plan (the Plan) was designed to attract, retain and motivate key employees. The types of awards available under the Plan include stock options, restricted stock and RSUs, among others. Equity awards granted under the Plan are settled in shares of Class A common stock. At the beginning of each year, the Plan provides that the number of shares available for issuance automatically increases by an amount equal to 1.5% of the total number of shares of Class A and Class B common stock outstanding on December 31st of the previous year. On January 2, 2022, there were 611,922 additional shares made available for issuance under the Plan. Through December 31, 2021, the Board of Directors has authorized the issuance of up to 16,358,071 shares under this Plan. Through December 31, 2021, the remaining aggregate number of shares of our common stock available for future grants under the Plan was 7,665,322. The Plan expires in March 2026.

The Plan is administered by the Compensation Committee of our Board of Directors, along with its delegates. Subject to the express provisions of the Plan, the Committee has the Board of Directors' authority to administer and interpret the Plan, including the discretion to determine the exercise price, vesting schedule, contractual life and the number of shares to be issued.

Stock Compensation Expense - For the years ended December 31, 2021, 2020 and 2019, we recorded $15.4 million, $11.4 million and $7.5 million of stock-based compensation expense, respectively. No compensation expense of employees with stock awards was capitalized during the years ended December 31, 2021, 2020 and 2019. For the years ended December 31, 2021, 2020 and 2019, we recorded $2.3 million, $1.6 million and $2.1 million, respectively, to income tax benefit related to the exercise of stock options, vested cancellations and the vesting of restricted stock and restricted stock units.

Stock Options - Under the Plan, we have issued stock options in the past. A stock option granted gives the holder the right, but not the obligation to purchase a certain number of shares at a predetermined price for a specific period of time. We typically issued options that vest over 3 years in equal installments beginning on the first anniversary of the date of grant. Under the terms of the Plan, the contractual life of the option grants may not exceed 8 years. During the year ended December 31, 2019, we issued options that expire 5 years from the date of grant. We did not grant any options during the years ended December 31, 2021 and 2020.

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

The following weighted-average assumptions were used for option grants during the year ended December 31, 2019:

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

•Dividend yield - The Black-Scholes-Merton valuation model requires an expected dividend yield as an input. For the year ended December 31, 2019, we have calculated our expected dividend yield based on an expected annual cash dividend of $1.08 per share.

The following table summarizes weighted-average assumptions used in our calculations of fair value for the year ended December 31, 2019:

Volatility	27.21%
Expected life of options	3 years
Risk-free interest rate	1.98%
Dividend yield	1.76%

Stock Option Activity - The weighted-average fair value of options granted during the year ended December 31, 2019, as determined under the Black-Scholes-Merton valuation model, was $12.07. Option grants that vested during the years ended December 31, 2021, 2020 and 2019 had a combined fair value of $2.5 million, $3.6 million and $2.5 million, respectively.

The following table summarizes stock option activity for the years ended December 31, 2021, 2020 and 2019:

	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value (in thousands)	Weighted Average Remaining Contractual Life
Stock options outstanding at December 31, 2018	1,093,400	$45.34	$8,776
Granted	489,947	$63.87
Exercised	(338,748)	$37.94	$9,641
Cancelled and expired	(108,504)	$51.21
Stock options outstanding at December 31, 2019	1,136,095	$54.98	$28,291
Exercised	(223,405)	$46.72	$6,897
Cancelled and expired	(126,863)	$61.17
Stock options outstanding at December 31, 2020	785,827	$56.33	$25,629
Exercised	(196,735)	$48.65	$7,168
Cancelled and expired	(21,776)	$63.80
Stock options outstanding at December 31, 2021	567,316	$58.70	$8,380	2 years

Stock options exercisable at December 31, 2021	453,249	$57.30	$7,282	2 years

The following table summarizes non-vested stock options for the year ended December 31, 2021:

	Number of Shares	Weighted Average Fair Value
Non-vested stock options at December 31, 2020	353,643	$11.66
Vested	(220,469)	$11.35
Cancelled	(19,107)	$12.26
Non-vested stock options at December 31, 2021	114,067	$12.16

Unrecognized compensation expense related to outstanding stock options was $0.8 million as of December 31, 2021, which is expected to be recognized over a weighted-average period of one year and will be adjusted for forfeitures as they occur.

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

Restricted Stock Activity - The following table summarizes the restricted stock activity during the years ended December 31, 2021 and 2020:

	Number of Shares	Weighted Average Fair Value
Non-vested restricted stock at December 31, 2019	24,000	$62.66
Granted	24,000	$71.11
Vested	(24,000)	$62.66
Non-vested restricted stock at December 31, 2020	24,000	$71.11
Granted	24,000	$86.01
Vested	(24,000)	$71.11
Non-vested restricted stock at December 31, 2021	24,000	$86.01

RSUs - Under the Plan, we have issued restricted stock units (RSUs). RSUs are not actual shares, but rather a right to receive shares in the future. The shares are not issued and the employee cannot sell or transfer shares prior to vesting and have no voting rights until the RSUs vest. Employees who are granted RSUs do not receive dividend payments during the vesting period. Our employees' time-based RSUs generally provide for the delivery of shares in one-third increments on the first, second and third anniversaries of the date of grant. The grant date fair value of the RSUs is equal to the closing market price of our common stock on the grant date less the present value of dividends expected to be awarded during the service period. We recognize the grant date fair value of RSUs of shares we expect to issue as compensation expense ratably over the requisite service period.

RSU Activity - The following table summarizes the RSU activity during the years ended December 31, 2021 and 2020:

	Number of Units	Weighted Average Fair Value
RSUs at December 31, 2019	210,827	$55.31
Granted	266,880	$68.83
Vested	(73,047)	$53.85
Forfeited	(57,861)	$64.52
RSUs at December 31, 2020	346,799	$64.48
Granted	236,240	$78.78
Vested	(152,121)	$61.06
Forfeited	(25,564)	$67.07
RSUs at December 31, 2021	405,354	$73.94

12.Retirement Plans

As of December 31, 2021, we maintained a qualified defined contribution plan. Our qualified defined contribution plan covers substantially all employees and complies with Section 401 of the Internal Revenue Code. Under this plan, we stipulated a basic matching contribution that matches a portion of the participants' contribution based upon a defined schedule. Additionally, this plan contains a discretionary contribution component where we may contribute additional amounts based on a percentage of eligible employees' compensation. Contributions are invested by an independent investment company. The choice of investment alternatives is at the election of each participating employee. Our contributions to the plan were approximately $40.4 million, $33.0 million and $26.7 million for the years ended December 31, 2021, 2020 and 2019, respectively.

As of December 31, 2021, we maintained an Employee Supplemental Savings Plan (ESSP), which is a nonqualified deferred compensation plan for certain key employees. Prior to January 1, 2020, eligible employees could defer up to 75% of qualified annual base compensation and 100% of bonus. Beginning in the 2020 plan year, additional deferrals were suspended. Contributions made in 2020 relate to deferrals on bonuses earned in 2019 but paid in 2020. In the ESSP, participant deferral accounts are credited with a rate of return based on investment elections as selected by the participant. The assets related to the ESSP are held in a rabbi trust owned by us for benefit of the participating employees. The trust investments are in the form of variable universal life insurance products, which are owned by us. These investments seek to replicate the return of the participant investment elections. There were no employee contributions for the year ended December 31, 2021. Employee contributions to this plan were approximately $0.5 million and $3.4 million for the years ended December 31, 2020 and 2019, respectively.

We maintained a nonqualified supplemental defined benefit pension plan for certain retired employees of an acquired company as of December 31, 2021. These plans were informally and partially funded beginning in 1999 through a rabbi trust. Assets held in a rabbi trust are not eligible to be included in the calculation of plan status. At both December 31, 2021 and 2020, 100% of the rabbi trust assets were invested in a money market account with a commercial bank. All covered employees retired prior to 1998. Our benefit obligation was $0.6 million and $0.7 million at December 31, 2021 and 2020, respectively.

13.Income Taxes

The domestic and foreign components of income operations before income taxes and equity method investments were as follows (in thousands):

	Year Ended December 31,
	2021	2020	2019
Domestic	$184,309	$156,496	$136,164
Foreign	(31)	(99)	(66)
Income from operations before income taxes and equity method investments	$184,278	$156,397	$136,098

The provision for income taxes was comprised of the following components (in thousands):

	Year Ended December 31,
	2021	2020	2019
Federal	$18,513	$16,296	$(9,092)
State	9,770	7,463	6,015
Foreign	25	140	97
Current provision (benefit)	28,308	23,899	(2,980)
Federal	14,282	8,183	13,451
State	3,525	1,710	2,301
Deferred provision	17,807	9,893	15,752
Federal	1,312	1,996	9,440
State	141	87	—
Foreign	(27)	(10)	—
Non-current provision resulting from allocating tax benefits directly to changes in liabilities	1,426	2,073	9,440
Provision for income taxes	$47,541	$35,865	$22,212

The schedule of effective income tax rate reconciliation is as follows:

	Year Ended December 31,
	2021	2020	2019
Statutory U.S. Federal tax rate	21.0%	21.0%	21.0%
Increase (decrease) in tax rate resulting from:
State taxes—net of Federal benefit	5.8%	4.9%	4.8%
Excess executive compensation	1.4%	0.7%	0.8%
Research and development credit	(1.1)%	(1.8)%	(8.8)%
Stock-based compensation	(1.1)%	(0.9)%	(1.3)%
ESSP	(0.6)%	(0.7)%	(1.0)%
Other, net	0.4%	(0.3)%	0.8%
Effective tax rate	25.8%	22.9%	16.3%

We paid income taxes, net of refunds of $27.2 million, $23.9 million, and $21.4 million for the years ended December 31, 2021, 2020, and 2019, respectively.

Deferred income taxes arise from temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements. A summary of the tax effect of the significant components of deferred income taxes is as follows (in thousands):

	December 31,
	2021	2020
Goodwill and other intangibles	$185,811	$152,412
Property and equipment	22,585	17,237
Lease arrangements	18,676	25,863
Unbilled receivables - IRC Section 481(a)	—	2,946
Gross deferred tax liabilities	227,072	198,458
Retirement and other liabilities	(27,575)	(23,071)
Lease obligations	(21,717)	(28,652)
Allowance for potential contract losses and other contract reserves	(3,384)	(4,815)
Foreign and state operating loss carryforwards	(2,344)	(2,253)
Less: Valuation allowance	2,008	1,971
Gross deferred tax assets	(53,012)	(56,820)
Net deferred tax liabilities	$174,060	$141,638

At December 31, 2021, we had federal, state and foreign net operating losses of approximately $3.5 million, $11.9 million and $1.9 million, respectively. The federal and foreign net operating losses may be carried forward indefinitely. The state net operating losses expire beginning 2028 through 2039. We recorded a full valuation allowance against the foreign net operating losses and a partial valuation allowance against the state net operating losses, as we do not believe those losses will be fully utilized in the future.

A reconciliation of the beginning and ending balances of the total amounts of gross unrecognized tax benefits is as follows (in thousands):

	December 31,
	2021	2020	2019
Gross unrecognized tax benefits at beginning of year	$11,708	$9,635	$490
Increases in tax positions for current year	1,562	1,712	1,839
Decreases in tax positions for prior years	(109)	—	(412)
Lapse in statute of limitations	(27)	(10)	—
Increases in tax positions for prior years	—	371	7,718
Gross unrecognized tax benefits at end of year	$13,134	$11,708	$9,635

The total liability for gross unrecognized tax benefits as of December 31, 2021, 2020 and 2019 includes $13.1 million, $11.7 million and $9.6 million, respectively, of unrecognized net tax benefits which, if ultimately recognized, would reduce our annual effective tax rate in a future period. These liabilities, along with liabilities for interest and penalties, are included in accrued expenses and other current liabilities and other long-term liabilities in our consolidated balance sheet. Interest, which is included in interest expense in our consolidated statement of income, was $0.2 million for the year ended December 31, 2021 and not material for the other years presented.

During the year ended December 31, 2021, we recognized an increase in unrecognized tax benefits of approximately $1.4 million, of which $1.3 million relates to an increase in research and development tax credits available to us. During the year ended December 31, 2020, we recognized an increase in unrecognized tax benefits of approximately $2.1 million of which $1.8 million related to an increase in research and development tax credits available to us. During the year ended December 31, 2019 we recognized an increase in unrecognized tax benefits related to available research and development credits of $7.7 million for tax years 2016-2018 and $1.8 million for the 2019 tax year.

We are subject to income taxes in the U.S., various state and foreign jurisdictions. Tax statutes and regulations within each jurisdiction are subject to interpretation and require significant judgment to apply. We are no longer subject to U.S. federal or non-U.S. income tax examinations by tax authorities for the years before 2016. We are currently under examination by the Internal Revenue Services and various state tax authorities for tax years 2016-2018. We are no longer subject to U.S. state tax examinations by tax authorities for the years before 2016. Given the inherent uncertainty surrounding the on-going IRS examination for tax years 2016-2018, we are unable to reasonably estimate the timing or change in amounts of our unrecognized tax benefits.

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

Assessment of Effectiveness of Disclosure Controls and Procedures - Based upon the assessments, our principal executive officer and our principal financial officer have concluded that, as of December 31, 2021, our disclosure controls and procedures were effective at the reasonable assurance level described above.

Management's Report on Internal Control over Financial Reporting - Management is responsible for establishing and maintaining adequate control over financial reporting. As permitted by the SEC rules, management's assessment and conclusion on the effectiveness of our internal control over financial reporting as of December 31, 2021, excludes an assessment of the internal control over financial reporting of Gryphon Technologies, acquired on December 9, 2021. The assets of Gryphon Technologies constituted 15% of the Company’s consolidated total assets as of December 31, 2021. Management used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission in the Internal Control-Integrated Framework (2013) to assess the effectiveness of our internal control over financial reporting. Based upon the assessments, our management has concluded that, as of December 31, 2021, our internal control over financial reporting was effective. Our independent registered public accounting firm issued an attestation report concerning our internal control over financial reporting, which appears further in this Annual Report.

Changes in Internal Control over Financial Reporting - During the three months ended December 31, 2021, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control for financial reporting.

Item 9B.Other Information

None.

Item 9C.     Disclosure Regarding Foreign Jurisdictions that Prevent Inspection

Not applicable.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of ManTech International Corporation

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of ManTech International Corporation and subsidiaries (the “Company”) as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2021, of the Company and our report dated February 25, 2022, expressed an unqualified opinion on those financial statements.

As described in Management's Report on Internal Control over Financial Reporting, management excluded from its assessment the internal control over financial reporting at Gryphon Technologies, which was acquired on December 9, 2021, and whose financial statements constitute 15% of total assets as of December 31, 2021. Accordingly, our audit did not include the internal control over financial reporting at Gryphon Technologies.

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

/s/ Deloitte & Touche LLP
Mclean, Virginia
February 25, 2022
We have served as the Company's auditor since 1999.

PART III

Item 10.Directors, Executive Officers and Corporate Governance

The information concerning our directors and executive officers required by Item 401 of Regulation S-K is included under the captions “Election of Directors” and “Executive Officers,” respectively, in our definitive Proxy Statement to be filed with the Securities and Exchange Commission (SEC) in connection with our 2022 Annual Meeting of Stockholders (the “2022 Proxy Statement”), and that information is incorporated by reference in this Annual Report on Form 10-K.

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

The information required by Item 407(d)(4) of Regulation S-K concerning the Audit Committee is included under the caption “Committees of the Board of Directors - Audit Committee” in our 2022 Proxy Statement and that information is incorporated by reference in this Annual Report on Form 10-K.

The information required by Item 407(d)(5) of Regulation S-K concerning the designation of an audit committee financial expert is included under the caption “Committees of the Board of Directors - Audit Committee” in our 2022 Proxy Statement and that information is incorporated by reference in this Annual Report on Form 10-K.

Item 11.Executive Compensation

The information required by this Item is included under the captions “Non-Employee Director Compensation Table,” “Certain Relationships and Related Person Transactions - Compensation Committee Interlocks and Insider Participation,” “Compensation Committee Report” and “Compensation Discussion and Analysis” and the related text and tables in our 2022 Proxy Statement and that information is incorporated by reference in this Annual Report on Form 10-K.

Item 12.Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 403 of Regulation S-K is included under the caption “Beneficial Ownership of Our Stock” in our 2022 Proxy Statement, and that information is incorporated by reference in this Annual Report on Form 10-K.

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides information as of December 31, 2021 with respect to compensation plans (including individual compensation arrangements) under which our equity securities are authorized for issuance.

Equity Compensation Plan Information
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	567,316	$58.70	7,665,322
Equity compensation plans not approved by security holders	—	—	—
Total	567,316	$58.70	7,665,322

The plan contains a formula that automatically increases the number of securities available for issuance. The plan provides that the number of shares available for issuance under the plan automatically increases on the first trading day of January each calendar year during the term of the plan by an amount equal to 1.5% of the total number of shares outstanding (including all outstanding classes of common stock) on the last trading day in December of the immediately preceding calendar year, but provides that in no event should any such annual increase exceed 1,500,000 shares. On January 2, 2022, there were 611,922 shares added to the plan under this provision.

Item 13.Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is included under the captions “Certain Relationships and Related Person Transactions” and “Corporate Governance - Director Independence” in our 2022 Proxy Statement and that information is incorporated by reference in this Annual Report on Form 10-K.

Item 14.Principal Accounting Fees and Services

The information required by this Item is included under the caption “Ratification of Appointment of Independent Auditors” in our 2022 Proxy Statement and that information is incorporated by reference in this Annual Report on Form 10-K.

PART IV

Item 15.Exhibits and Financial Statement Schedule

(a) The following documents are filed as a part of this Annual Report on Form 10-K:

(1)All financial statements:

(2)Financial statement schedule:

SCHEDULE NO.	DESCRIPTION	PAGE
Schedule II	Valuation and Qualifying Accounts for the years ended December 31, 2021, 2020 and 2019	66

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

10.1
Third Amended and Restated Credit Agreement dated July 20, 2021, by and among the registrant and a syndicate of lenders, including, Bank of America, N.A., acting as Administrative Agent for the lenders (incorporated herein by reference from the registrant’s Current Report on Form 8-K, as filed with the SEC on July 20, 2021)

10.2*	Form of Indemnification Agreement (incorporated herein by reference from registrant’s Current Report on Form 8-K, as filed with the SEC on August 3, 2020).
10.3*
ManTech International Corporation 2021 Executive Incentive Compensation Plan, adopted on March 9, 2021 in which our executive officers participate (incorporated herein by reference from registrant’s Current Report on Form 8-K, as filed with the SEC on March 12, 2021).

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

MANTECH INTERNATIONAL CORPORATION

By:	/s/ KEVIN M. PHILLIPS
Name:	Kevin M. Phillips
Title:	Chairman, Chief Executive Officer and President
Date:	February 25, 2022

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

Name and Signature	Title	Date

/s/ KEVIN M. PHILLIPS	Chairman, Chief Executive Officer and President	February 25, 2022
Kevin M. Phillips	(Principal Executive Officer)

/s/ JUDITH L. BJORNAAS	Chief Financial Officer	February 25, 2022
Judith L. Bjornaas	(Principal Financial Officer and Principal Accounting Officer)

/s/ RICHARD L. ARMITAGE	Director	February 25, 2022
Richard L. Armitage

/s/ MARY K. BUSH	Director	February 25, 2022
Mary K. Bush

/s/ BARRY G. CAMPBELL	Director	February 25, 2022
Barry G. Campbell

/s/ RICHARD J. KERR	Director	February 25, 2022
Richard J. Kerr

/s/ PETER B. LAMONTAGNE	Director	February 25, 2022
Peter B. LaMontagne

/s/ KENNETH A. MINIHAN	Director	February 25, 2022
Kenneth A. Minihan

SCHEDULE II

Valuation and Qualifying Accounts

Activities in our allowance accounts for the years ended December 31, 2021, 2020 and 2019 were as follows (in thousands):

Doubtful Accounts
	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions	Other*	Balance at End of Period
2019	$6,233	3,000	—	2,345	$11,578
2020	$11,578	5,244	—	1,555	$18,377
2021	$18,377	(6,022)	—	112	$12,467

*    Other represents doubtful account reserves released or recorded as part of net revenues for estimated customer disallowances.

Deferred Tax Asset Valuation
	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions	Other	Balance at End of Period
2019	$1,537	291	—	—	$1,828
2020	$1,828	143	—	—	$1,971
2021	$1,971	37	—	—	$2,008