Form 10-Q
period 2022-03-31
MANTECH INTERNATIONAL CORP
filed 2022-05-05
CIK 892537

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
__________________________________________
FORM 10-Q
__________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No
As of May 3, 2022 there were 39,355,500 shares outstanding of our Class A common stock and 1,596,695 shares outstanding of our Class B common stock.

PART I – FINANCIAL INFORMATION

Item 1.Financial Statements

MANTECH INTERNATIONAL CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands Except Share and Per Share Amounts)

	(unaudited)
	March 31, 2022	December 31, 2021
ASSETS
Cash and cash equivalents	$60,286	$53,374
Receivables—net	471,106	476,035
Prepaid expenses	38,510	32,600
Taxes receivable—current	9,657	22,140
Other current assets	14,260	13,372
Total Current Assets	593,819	597,521
Goodwill	1,509,259	1,498,988
Other intangible assets—net	252,344	265,555
Property and equipment—net	136,104	133,297
Operating lease right of use assets	79,973	75,319
Employee supplemental savings plan assets	35,286	43,342
Investments	11,555	11,555
Other assets	15,820	13,988
TOTAL ASSETS	$2,634,160	$2,639,565
LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Accounts payable	$158,973	$169,140
Accrued salaries and related expenses	124,098	129,685
Operating lease obligations—current	32,118	32,557
Contract liabilities	30,320	36,197
Accrued expenses and other current liabilities	11,691	9,649
Total Current Liabilities	357,200	377,228
Long-term debt	300,000	300,000
Deferred income taxes	170,520	174,060
Operating lease obligations—long term	69,300	63,575
Accrued retirement	29,701	36,053
Other long-term liabilities	13,142	13,229
TOTAL LIABILITIES	939,863	964,145
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY
Common stock, Class A—$0.01 par value; 150,000,000 shares authorized; 39,594,756 and 27,863,041 shares issued at March 31, 2022 and December 31, 2021; 39,350,643 and 27,618,928 shares outstanding at March 31, 2022 and December 31, 2021	396	279
Common stock, Class B—$0.01 par value; 50,000,000 shares authorized; 1,596,695 and 13,176,695 shares issued and outstanding at March 31, 2022 and December 31, 2021	16	132
Additional paid-in capital	570,871	566,573
Treasury stock, 244,113 and 244,113 shares at cost at March 31, 2022 and December 31, 2021	(9,158)	(9,158)
Retained earnings	1,132,457	1,117,867
Accumulated other comprehensive loss	(285)	(273)
TOTAL STOCKHOLDERS' EQUITY	1,694,297	1,675,420
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$2,634,160	$2,639,565
See notes to condensed consolidated financial statements.

MANTECH INTERNATIONAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In Thousands Except Per Share Amounts)

	(unaudited) Three months ended March 31,
	2022	2021
REVENUE	$675,545	$633,224
Cost of services	575,971	542,717
General and administrative expenses	55,736	48,086
OPERATING INCOME	43,838	42,421
Interest expense	(2,242)	(354)
Interest income	53	40
Other income (expense), net	112	(121)
INCOME FROM OPERATIONS BEFORE INCOME TAXES AND EQUITY METHOD INVESTMENTS	41,761	41,986
Provision for income taxes	(10,420)	(9,657)
Equity in losses of unconsolidated subsidiaries	—	(1)
NET INCOME	$31,341	$32,328
BASIC EARNINGS PER SHARE:
Class A common stock	$0.77	$0.80
Class B common stock	$0.77	$0.80
DILUTED EARNINGS PER SHARE:
Class A common stock	$0.76	$0.79
Class B common stock	$0.76	$0.79

See notes to condensed consolidated financial statements.

MANTECH INTERNATIONAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In Thousands)

	(unaudited) Three months ended March 31,
	2022	2021
NET INCOME	$31,341	$32,328
OTHER COMPREHENSIVE LOSS:
Translation adjustments, net of tax	(12)	(12)
Total other comprehensive loss	(12)	(12)
COMPREHENSIVE INCOME	$31,329	$32,316

See notes to condensed consolidated financial statements.

MANTECH INTERNATIONAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(In Thousands)

	(unaudited) Three months ended March 31,
	2022	2021
Common Stock, Class A
At beginning of period	$279	$275
Conversion Class B to Class A common stock	116	—
Stock-based compensation expense	1	1
Stock option exercises	—	1
At end of period	396	277
Common Stock, Class B
At beginning of period	132	132
Conversion Class B to Class A common stock	(116)	—
At end of period	16	132
Additional Paid-In Capital
At beginning of period	566,573	545,717
Stock-based compensation expense	3,917	3,442
Stock option exercises	4,010	3,141
Payment consideration to tax authority on employees' behalf	(3,629)	(2,489)
At end of period	570,871	549,811
Treasury Stock, at cost
At beginning of period	(9,158)	(9,158)
At end of period	(9,158)	(9,158)
Retained Earnings
At beginning of period	1,117,867	1,042,676
Net income	31,341	32,328
Dividends	(16,751)	(15,396)
At end of period	1,132,457	1,059,608
Accumulated Other Comprehensive Loss
At beginning of period	(273)	(230)
Translation adjustments, net of tax	(12)	(12)
At end of period	(285)	(242)
Total Stockholders' Equity	$1,694,297	$1,600,428

See notes to condensed consolidated financial statements.

MANTECH INTERNATIONAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)

	(unaudited) Three months ended March 31,
	2022	2021
CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES:
Net income	$31,341	$32,328
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	21,951	19,152
Noncash lease expense	7,473	8,023
Stock-based compensation expense	3,918	3,443
Deferred income taxes	(2,136)	1,462
Contract loss reserve	(527)	—
Bad debt expense	(14)	(999)
Change in assets and liabilities—net of effects from acquired businesses:
Receivables-net	3,220	(26,823)
Prepaid expenses	(7,822)	(3,960)
Taxes receivable—current	12,259	7,629
Other current assets	1,759	1,295
Employee supplemental savings plan asset	3,056	(358)
Other assets	(2,221)	(2,051)
Accounts payable	(10,420)	(19,862)
Accrued salaries and related expenses	(6,518)	(3,015)
Contract liabilities	(6,351)	(6,386)
Accrued expenses and other current liabilities	1,712	(4,963)
Operating lease obligations	(9,692)	(8,941)
Accrued retirement	(6,352)	(3,750)
Other	(160)	(404)
Net cash flow from (used in) operating activities	34,476	(8,180)
CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES:
Purchases of property and equipment	(16,204)	(17,854)
Proceeds from corporate owned life insurance	5,000	—
Net cash used in investing activities	(11,204)	(17,854)
CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES:
Dividends paid	(16,741)	(15,388)
Proceeds from exercise of stock options	4,010	3,142
Payment consideration to tax authority on employee's behalf	(3,629)	(2,489)
Borrowings under credit facility	2,000	131,000
Repayments under credit facility	(2,000)	(124,500)
Net cash from used in financing activities	(16,360)	(8,235)
NET CHANGE IN CASH AND CASH EQUIVALENTS	6,912	(34,269)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	53,374	41,193
CASH AND CASH EQUIVALENTS, END OF PERIOD	$60,286	$6,924
SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest	$2,159	$327
Cash paid for income taxes, net of refunds	$295	$10
Noncash investing and financing activities:
Operating lease obligations arising from obtaining right of use assets	$14,978	$5,401
Finance lease obligations arising from obtaining right of use assets	$—	$62
Noncash investing activities	$(643)	$479
See notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2022
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

2.Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and note disclosures normally included in the annual financial statements, prepared in accordance with accounting principles generally accepted in the U.S., have been condensed or omitted pursuant to those rules and regulations. The preparation of these condensed consolidated financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses. We recommend that you read these condensed consolidated financial statements in conjunction with the audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, previously filed with the SEC. We believe that the condensed consolidated financial statements in this Form 10-Q reflect all adjustments that are necessary to fairly present the financial position, results of operations and cash flows for the interim periods presented. The results of operations for such interim periods are not necessarily indicative of the results that can be expected for the full year.

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

For contracts that do not meet the criteria to measure performance as a right to invoice under the series guidance, we utilize an Estimate at Completion process to measure progress toward completion. We typically estimate progress towards completion based on cost incurred or direct labor incurred. As part of this process, we review information including, but not limited to, any outstanding key contract matters, progress towards completion and the related program schedule, identified risks and opportunities and the related changes in estimates of revenue and costs. The risks and opportunities include judgments about the ability and cost to achieve the contract milestones and other technical contract requirements. We make assumptions and estimates regarding labor productivity and availability, the complexity of the work to be performed, the availability of materials, the length of time to complete the performance obligation, execution by our subcontractors, the availability and timing of funding from our customer and overhead cost rates, among other variables. A significant change in one or more of these estimates could affect the timing in which we recognize revenue on our contracts. For the three months ended March 31, 2022, the aggregate impact of adjustments in contract estimates decreased our revenue by $0.1 million. For the three months ended March 31, 2021, the aggregate impact of adjustments in contract estimates increased our revenue by $2.5 million.

We have one reportable segment. Our U.S. government customers typically exercise independent decision-making and contracting authority. Offices or divisions within an agency or department of the U.S. government may directly, or through a prime contractor, use our services as a separate customer as long as the customer has independent decision-making and contracting authority within its organization. We treat sales to U.S. government customers as sales within the U.S. regardless of where the services are performed. We generated nearly 100% of our revenue from sales in the U.S. for each of the three months ended March 31, 2022 and 2021.

The following tables disclose revenue (in thousands) by contract type, customer and contractor type for the periods presented.

	Three months ended March 31,
	2022	2021
Cost-reimbursable	$465,977	$419,775
Time-and-materials	115,744	81,241
Fixed-price	93,824	132,208
Revenue	$675,545	$633,224

	Three months ended March 31,
	2022	2021
U.S. Government	$668,408	$628,498
State agencies, international agencies and commercial entities	7,137	4,726
Revenue	$675,545	$633,224

	Three months ended March 31,
	2022	2021
Prime contractor	$623,192	$589,074
Subcontractor	52,353	44,150
Revenue	$675,545	$633,224

The components of our receivables are as follows (in thousands):

	March 31, 2022	December 31, 2021
Billed receivables	$352,496	$370,115
Unbilled receivables	130,842	118,387
Allowance for doubtful accounts	(12,232)	(12,467)
Receivables—net	$471,106	$476,035

Receivables at March 31, 2022 are expected to be substantially collected within one year except for approximately $7.4 million, of which 97% is related to U.S. government receivables. We do not believe that we have significant exposure to credit risk as billed receivables and unbilled receivables are primarily due from the U.S. government. The allowance for doubtful accounts represents our estimate for exposure due to compliance, contractual issues and bad debts related to prime contractors.

At March 31, 2022 and December 31, 2021, our contract liabilities are $30.3 million and $36.2 million, respectively. Changes in the balance of contract liabilities are primarily due to the timing difference between our performance and our customers' payments. For the three months ended March 31, 2022, the amount of revenue that was included in the opening contract liabilities balance was $19.7 million.

The remaining performance obligation as of March 31, 2022 is $2.2 billion. The following table discloses when we expect to recognize the remaining performance obligation as revenue (in billions):

For the remaining nine months ending December 31, 2022	For the year ending
	December 31, 2023	December 31, 2024	Thereafter
$1.3	$0.4	$0.3	$0.2

4.Acquisitions

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

The preliminary purchase price was $30.3 million, which includes an estimated working capital adjustment. The preliminary purchase price was preliminarily allocated to the underlying assets and liabilities based on their estimated fair value at the date of acquisition. The excess of the purchase price over the fair value of assets acquired and liabilities assumed was recorded as goodwill. As we are still in the process of reviewing the fair value of the assets acquired and liabilities assumed, the purchase price allocation for TMAC is not complete as of March 31, 2022. In accordance with ASC 805, Business Combinations, we expect to finalize our purchase price allocation within one year of the acquisition date.

Recognition of goodwill is largely attributed to the value paid for TMAC's capabilities, which will broaden our footprint within the U.S. Intelligence Community. The goodwill recorded for this transaction is valued at $14.8 million and will be deductible for tax purposes over 15 years. The components of other intangible assets associated with the acquisition were customer relationships and backlog valued at $15.0 million and $0.7 million, respectively. The fair values of the customer relationships and backlog were determined using the excess earnings method (income approach) in which the value is derived from an estimation of the after-tax cash flows specifically attributable to backlog and customer relationships. Assumptions used in the analysis included revenue and expense forecasts, contributory asset charges, tax amortization benefit and discount rates. Customer contracts and related relationships represent the underlying relationships and agreements with TMAC's existing customers. Customer relationships are amortized using the pattern of benefits method over their estimated useful lives of approximately 20 years. Backlog is amortized using the pattern of benefits method over its estimated useful life of 1 year. The weighted-average amortization period of other intangibles is 19 years.

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

The preliminary purchase price was $355.8 million, which includes an estimated working capital adjustment. The preliminary purchase price was preliminarily allocated to the underlying assets and liabilities based on their estimated fair value at the date of acquisition. The excess of the purchase price over the fair value of assets acquired and liabilities assumed was recorded as goodwill. As we are still in the process of reviewing the fair value of the assets acquired and liabilities assumed, the purchase price allocation for Gryphon is not complete as of March 31, 2022. In accordance with ASC 805, Business Combinations, we expect to finalize our purchase price allocation within one year of the acquisition date.

Recognition of goodwill is largely attributed to the value paid for Gryphon's capabilities, which will broaden our footprint within the Department of Defense. Pre-existing goodwill recorded for this transaction will be deductible for tax purposes over 13 years. The remainder of goodwill attributable to the acquisition of Gryphon will not be deductible for tax purposes.

The components of other intangible assets associated with the acquisition were customer relationships and backlog valued at $60.7 million and $5.0 million, respectively. The fair values of the customer relationships and backlog were determined using the excess earnings method (income approach) in which the value is derived from an estimation of the after-tax cash flows specifically attributable to backlog and customer relationships. Assumptions used in the analysis included revenue and expense forecasts, contributory asset charges, tax amortization benefit and discount rates. Customer contracts and related relationships represent the underlying relationships and agreements with Gryphon's existing customers. Customer relationships are amortized using the pattern of benefits method over their estimated useful lives of approximately 20 years. Backlog is amortized using the pattern of benefits method over its estimated useful life of 2 years. The weighted-average amortization period of other intangibles is 19 years.

The following table represents the preliminary purchase price allocation for Gryphon (in thousands):

Cash and cash equivalents	$20,184
Receivables	56,151
Prepaid expenses	1,939
Taxes receivable - current	1,418
Goodwill	256,346
Other intangible assets	69,067
Operating lease right of use assets	5,479
Property and equipment	2,736
Other assets	352
Accounts payable	(12,221)
Accrued salaries and related expenses	(20,411)
Contract liabilities	(4,773)
Operating lease obligations—current	(1,243)
Accrued expenses and other current liabilities	(1,372)
Deferred income taxes	(13,568)
Operating lease obligations—long term	(4,287)
Net assets acquired and liabilities assumed	$355,797

For the three months ended March 31, 2022, we incurred approximately $0.1 million of acquisition costs related to the Gryphon transaction, which are included in general and administrative expenses in our consolidated statement of income.

5.Earnings Per Share

Under ASC 260, Earnings per Share, the two-class method is an earnings allocation formula that determines earnings per share for each class of common stock according to dividends declared (or accumulated) and participation rights in undistributed earnings. Under that method, basic and diluted earnings per share data are presented for each class of common stock.

In applying the two-class method, we determined that undistributed earnings should be allocated equally on a per share basis between Class A and Class B common stock. Under our Certificate of Incorporation, the holders of the common stock are entitled to participate ratably, on a share-for-share basis as if all shares of common stock were of a single class, in such dividends as may be declared by the Board of Directors. During the three months ended March 31, 2022 and 2021, we declared and paid quarterly dividends in the amounts of $0.41 per share and $0.38 per share, respectively, on both classes of common stock.

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

The net income available to common stockholders and weighted average number of common shares outstanding used to compute basic and diluted earnings per share for each class of common stock are as follows (in thousands, except per share amounts):

	Three months ended March 31,
	2022	2021
Distributed earnings	$16,751	$15,396
Undistributed earnings	14,590	16,932
Net income	$31,341	$32,328

Class A common stock:
Basic net income available to common stockholders	$21,617	$21,809
Basic weighted average common shares outstanding	28,150	27,317
Basic earnings per share	$0.77	$0.80

Diluted net income available to common stockholders	$21,682	$21,912
Effect of potential exercise of stock options	273	401
Diluted weighted average common shares outstanding	28,423	27,718
Diluted earnings per share	$0.76	$0.79

Class B common stock:
Basic net income available to common stockholders	$9,724	$10,519
Basic weighted average common shares outstanding	12,662	13,177
Basic earnings per share	$0.77	$0.80

Diluted net income available to common stockholders	$9,659	$10,416
Diluted weighted average common shares outstanding	12,662	13,177
Diluted earnings per share	$0.76	$0.79

For the three months ended March 31, 2022 and 2021, options to purchase 21,074 shares and 394 shares, respectively, were outstanding but not included in the computation of diluted earnings per share because the options' effect would have been anti-dilutive. For the three months ended March 31, 2022 and 2021, there were 80,429 shares and 61,804 shares, respectively, issued from the exercise of stock options. For the three months ended March 31, 2022 and 2021 there were 114,659 shares and 92,295 shares, respectively, issued from the vesting of restricted stock units.

6.Property and Equipment

Major classes of property and equipment are summarized as follows (in thousands):

	March 31, 2022	December 31, 2021
Furniture and equipment	$240,249	$234,169
Leasehold improvements	78,985	70,932
Finance leases	797	797
Property and equipment—gross	320,031	305,898
Accumulated depreciation and amortization	(183,927)	(172,601)
Property and equipment—net	$136,104	$133,297

Depreciation and amortization expense related to property and equipment for the three months ended March 31, 2022 and 2021 was $12.8 million and $11.5 million, respectively.

7.Goodwill and Other Intangible Assets

The change in the carrying amount of goodwill during the year ended December 31, 2021 and three months ended March 31, 2022 are as follows (in thousands):

Goodwill Balance
Goodwill at December 31, 2020	$1,237,894
Acquisitions	260,863
Acquisition fair value adjustment	231
Goodwill at December 31, 2021	1,498,988
Acquisition fair value adjustment	10,271
Goodwill at March 31, 2022	$1,509,259

Other intangible assets consisted of the following (in thousands):

	March 31, 2022			December 31, 2021
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Other intangible assets:
Contract and program intangible assets	$512,032	$269,051	$242,981	$517,932	$262,105	$255,827
Capitalized software	57,915	48,552	9,363	56,938	47,210	9,728
Total other intangible assets—net	$569,947	$317,603	$252,344	$574,870	$309,315	$265,555

Amortization expense relating to intangible assets for the three months ended March 31, 2022 and 2021 was $8.3 million and $6.8 million, respectively. Amortization expense for the three months ended March 31, 2021 includes an impairment of $0.3 million for capitalized software. We estimate that we will have the following amortization expense for the future periods indicated below (in thousands):

For the remaining nine months ending December 31, 2022	$23,985
For the year ending:
December 31, 2023	$25,548
December 31, 2024	$23,182
December 31, 2025	$20,549
December 31, 2026	$19,340
December 31, 2027	$18,312

8.Debt

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

The terms of the Third Amended and Restated Credit Agreement permit prepayment and termination of the loan commitments at any time, subject to certain conditions. The Third Amended and Restated Credit Agreement requires us to comply with specified financial covenants, including the maintenance of certain leverage ratios and a consolidated coverage ratio. The Third Amended and Restated Credit Agreement also contains various covenants, including affirmative covenants with respect to certain reporting requirements and maintaining certain business activities, and negative covenants that, among other things, may limit or impose restrictions on our ability to incur liens, incur additional indebtedness, make investments, make acquisitions and undertake certain other actions. As of and during the three months ended March 31, 2022 and 2021, we were in compliance with these covenants.

There was $300.0 million outstanding on our credit facilities at both March 31, 2022 and December 31, 2021. The maximum available borrowing under the credit facilities at March 31, 2022 was $796.6 million. As of March 31, 2022, we were contingently liable under letters of credit totaling $3.4 million, which reduces our availability to borrow under our credit facilities.

9.Commitments and Contingencies

Contracts with the U.S. government, including subcontracts, are subject to extensive legal and regulatory requirements and, from time-to-time, agencies of the U.S. government, in the ordinary course of business, investigate whether our operations are conducted in accordance with these requirements and the terms of the relevant contracts. U.S. government investigations of us, whether related to our U.S. government contracts or conducted for other reasons, could result in administrative, civil or criminal liabilities, including repayments, fines or penalties being imposed upon us, or could lead to suspension or debarment from future U.S. government contracting activities. Management believes it has adequately reserved for any losses that may be experienced from any investigation of which it is aware. The Defense Contract Audit Agency has completed a majority of our incurred cost audits through 2019 with no material adjustments. The remaining audits through 2021 are not expected to have a material effect on our financial position, results of operations or cash flow and management believes it has adequately reserved for any losses.

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

10.Stockholders' Equity and Stock-Based Compensation

Common Stock

On March 28, 2022, 11,580,000 shares of Class B common stock were converted to Class A common stock. On March 31, 2022, there were 39,350,643 shares of Class A common stock outstanding, 244,113 shares of Class A common stock as treasury stock, and 1,596,695 shares of Class B common stock outstanding.

Accounting for Stock-Based Compensation

Our 2016 Management Incentive Plan (the Plan) was designed to attract, retain and motivate key employees. The types of awards available under the Plan include, among others, stock options, restricted stock and restricted stock units (RSUs). Equity awards granted under the Plan are settled in shares of Class A common stock. At the beginning of each year, the Plan provides that the number of shares available for issuance automatically increases by an amount equal to 1.5% of the total number of shares of Class A and Class B common stock outstanding on December 31st of the previous year. On January 2, 2022, there were 611,934 additional shares made available for issuance under the Plan. Through March 31, 2022, the Board of Directors has authorized the issuance of up to 16,970,005 shares under this Plan. Through March 31, 2022, the remaining aggregate number of shares of our common stock available for future grants under the Plan was 8,213,337. The Plan expires in March 2026.

The Plan is administered by the compensation committee of our Board of Directors, along with its delegates. Subject to the express provisions of the Plan, the committee has the Board of Directors’ authority to administer and interpret the Plan, including the discretion to determine the exercise price, vesting schedule, contractual life and the number of shares to be issued.

Stock Compensation Expense—For the three months ended March 31, 2022 and 2021, we recorded $3.9 million and $3.4 million, respectively, of stock-based compensation expense. No compensation expense of employees with stock awards, including stock-based compensation expense, was capitalized during the periods. For the three months ended March 31, 2022 and 2021, we recorded $0.9 million and $1.0 million, respectively, to income tax benefit related to the exercise of stock options, vested cancellations and the vesting of restricted stock and restricted stock units.

Stock Options—Under the Plan, we have issued stock options in the past. A stock option gives the holder the right, but not the obligation to purchase a certain number of shares at a predetermined price for a specific period of time. We did not grant any options during the three months ended March 31, 2022 and year ended December 31, 2021.

We have used the Black-Scholes-Merton option pricing model to determine the fair value of our awards on the date of grant. We will reconsider the use of the Black-Scholes-Merton model if additional information becomes available in the future that indicates another model would be more appropriate or if grants issued in future periods have characteristics that cannot be reasonably estimated under this model. Option grants that vested during the three months ended March 31, 2022 and 2021 had a combined fair value of $0.6 million and $1.1 million, respectively.

The following table summarizes stock option activity for the year ended December 31, 2021 and the three months ended March 31, 2022:

	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value (in thousands)	Weighted Average Remaining Contractual Life
Stock options outstanding at December 31, 2020	785,827	$56.33	$25,629
Exercised	(196,735)	$48.65	$7,168
Cancelled and expired	(21,776)	$63.80
Stock options outstanding at December 31, 2021	567,316	$58.70	$8,380
Exercised	(80,429)	$50.66	$2,360
Cancelled and expired	(8,399)	$62.50
Stock options outstanding at March 31, 2022	478,488	$59.99	$12,538	2 years

Stock options exercisable at March 31, 2022	422,687	$58.03	$11,905	2 years

The following table summarizes non-vested stock options for the three months ended March 31, 2022:

	Number of Shares	Weighted Average Fair Value
Non-vested stock options at December 31, 2021	114,067	$12.16
Vested	(54,825)	$10.04
Cancelled	(3,441)	$12.17
Non-vested stock options at March 31, 2022	55,801	$14.23

Unrecognized compensation expense related to non-vested awards was $0.5 million as of March 31, 2022, which is expected to be recognized over a weighted-average period of 1 year.

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

There was no activity for the three months ended March 31, 2022. The following table summarizes the restricted stock activity during the year ended December 31, 2021:

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

The following table summarizes the non-vested RSU activity during the year ended December 31, 2021 and the three months ended March 31, 2022:

	Number of Units	Weighted Average Fair Value
Non-vested RSUs at December 31, 2020	346,799	$64.48
Granted	236,240	$78.78
Vested	(152,121)	$61.06
Forfeited	(25,564)	$67.07
Non-vested RSUs at December 31, 2021	405,354	$73.94
Granted	199,100	$81.02
Vested	(114,959)	$71.01
Forfeited	(16,694)	$74.55
Non-vested RSUs at March 31, 2022	472,801	$77.61

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

Forward-looking statements may include, among other things, statements with respect to our financial condition, results of operations, prospects, business strategies, competitive position, growth opportunities, and plans and objectives of management. Such statements are subject to numerous assumptions, risks, uncertainties and other factors, many of which are outside of our control, and include, without limitations, the risks and uncertainties discussed in the Item 1A "Risk Factors" in Part I of our Annual Report on Form 10-K for the fiscal year ended December 31, 2021.

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

Approximately 99% of our revenue is generated through contracts with the U.S. federal government, or through prime contractors supporting the U.S. government. The U.S. government is the largest consumer of services and solutions in the U.S. As such, our business is impacted by the overall U.S. government budget and our ability to match our capabilities and offerings to the U.S. government's spending priorities. On March 15, 2022, the President signed the omnibus spending bill funding the government for the remainder of Government Fiscal Year (GFY) 2022. The GFY 2022 budget includes $729 billion for national defense programs. The President’s GFY 2023 budget proposal includes $773 billion for national defense, a 4% increase over GFY 2022 amounts.

We are continuing to monitor impacts of the global outbreak of the COVID-19 pandemic including new variants of the virus, specific impacts and mitigation protocols enacted in regions in which we operate, and the vaccination status of our employees. In preparation of the President's Executive Order requiring all federal employees and contractors supporting the federal government be vaccinated (or to have an approved accommodation) as well as to promote the well-being of our workforce, we have and continue to encourage our employees to get vaccinated. We cannot predict the potential impact of the vaccination mandate or the overall evolution of the pandemic and its further impacts on the economy or our business.

The U.S. is currently experiencing the highest inflation in 40 years. In response to the increasing inflation rates, the Federal Reserve has begun, and is signaling the intent to continue through 2022, increasing interest rates. Increasing interest rates will increase the amounts of interest we pay on our outstanding debt.

We recommend that you read this discussion and analysis in conjunction with our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, previously filed with the Securities and Exchange Commission.

Three Months Ended March 31, 2022 Compared to the Three Months Ended March 31, 2021

The following table sets forth certain items from our condensed consolidated statements of income and the relative percentage that certain items of expenses and earnings bear to revenue, as well as the period-to-period change from March 31, 2021 to March 31, 2022.

	Three months ended March 31,				Period-to-Period Change
	2022	2021	2022	2021	2021 to 2022
	Dollars		Percentage		Dollars	Percentage
	(dollars in thousands)
REVENUE	$675,545	$633,224	100.0%	100.0%	$42,321	6.7%
Cost of services	575,971	542,717	85.3%	85.7%	33,254	6.1%
General and administrative expenses	55,736	48,086	8.2%	7.6%	7,650	15.9%
OPERATING INCOME	43,838	42,421	6.5%	6.7%	1,417	3.3%
Interest expense	(2,242)	(354)	0.3%	0.1%	1,888	533.3%
Interest income	53	40	—%	—%	13	32.5%
Other income (expense), net	112	(121)	—%	—%	233	192.6%
INCOME FROM OPERATIONS BEFORE INCOME TAXES AND EQUITY METHOD INVESTMENTS	41,761	41,986	6.2%	6.6%	(225)	(0.5)%
Provision for income taxes	(10,420)	(9,657)	1.6%	1.5%	763	7.9%
Equity in losses of unconsolidated subsidiaries	—	(1)	—%	—%	(1)	(100.0)%
NET INCOME	$31,341	$32,328	4.6%	5.1%	$(987)	(3.1)%

Revenue

The primary drivers of our increase in revenue relates to revenue from recent acquisitions, new contract awards and growth on certain existing contracts. This increase was offset by contracts and tasks that ended and reduced scope of work on some contracts, including contracts with variable material purchase requirements. We expect revenue to increase in the remainder of 2022 due to our recent acquisitions as well as new contracts and growth on existing programs.

Cost of services

The increase in cost of services was primarily due to increases in revenue. As a percentage of revenue, direct labor costs were 51% and 52% for the three months ended March 31, 2022 and 2021, respectively. As a percentage of revenue, other direct costs, which include subcontractors and third party equipment and materials used in the performance of our contracts, was 34% for both the three months ended March 31, 2022 and 2021. Profitability has increased due to higher program profits including improved award fees as compared to the prior period. We expect cost of services as a percentage of revenue to increase in the remainder of 2022.

General and administrative expenses

The increase in general and administrative expenses was primarily due to one-time expenses and higher amortization associated with our acquisitions. As a percentage of revenue, general and administrative expenses increased for the three months ended March 31, 2022 as compared to the same period in 2021. We expect general and administrative expenses as a percentage of revenue to remain the same or slightly decrease the remainder of 2022.

Interest expense

The increase in interest expense was due to interest on borrowing associated with the acquisitions of Gryphon and TMAC. We expect interest expense may increase in the short term as interest rates rise, but to decrease later in 2022 as we expect to reduce our outstanding loan balances.

Provision for income taxes

Our effective tax rate is affected by recurring items, such as the relative amount of income we earn in various taxing jurisdictions and their tax rates. It is also affected by discrete items that may occur in any given year, but are not consistent from year-to-year. Our effective income tax rate was 25% and 23% for the three months ended March 31, 2022 and 2021, respectively. The increase in the effective tax rate is primarily due to market fluctuations in the executive deferred compensation plan. We expect the effective tax rate to remain consistent in the remainder of 2022.

Backlog

At March 31, 2022 and December 31, 2021, our backlog was $10.3 billion and $10.6 billion, respectively. Our funded backlog was $1.4 billion and $1.6 billion as of March 31, 2022 and December 31, 2021, respectively. Backlog represents estimates that we calculate on a consistent basis. For additional information on how we compute backlog, see the disclosure under the caption "Backlog," contained in "Item 1 Business" of our Annual Report on Form 10-K for the fiscal year ended December 31, 2021.

Liquidity and Capital Resources

Our primary sources of liquidity are cash provided by operations and our credit facilities. On March 31, 2022, our cash and cash equivalents balance was $60.3 million. There was $300.0 million outstanding under our credit facilities at March 31, 2022. As of March 31, 2022, we were contingently liable under letters of credit totaling $3.4 million, which reduces our availability to borrow under our credit facilities. The maximum available borrowings under our credit facilities at March 31, 2022 were $796.6 million. These sources of liquidity have met the short-term and long-term liquidity needs for financing of acquisitions, working capital, payment under our cash dividend program and capital expenditures.

Cash provided by operating activities has been adequate to fund our operations, including payments under our regular cash dividend program. When there are short-term fluctuations in our cash flows and level of operations, we may from time-to-time increase borrowings under our credit facilities to meet cash demands.

Cash Flows From (Used In) Operating Activities

Our operating cash flow is primarily affected by our ability to invoice and collect from our customers in a timely manner, our ability to manage our vendor payments and the overall profitability of our contracts. We bill most of our customers monthly after services are rendered. Our accounts receivable days sales outstanding were 63 and 61 for the three months ended March 31, 2022 and 2021, respectively. Our net cash flow from operating activities was $34.5 million for the three months ended March 31, 2022 and our net cash used in operating activities was $8.2 million for the three months ended March 31, 2021. The increase in net cash flow from operating activities over the comparative period was primarily related to the timing of customer collections and payment of vendors. Beginning in 2022, we are required to defer over 5 years expenses that meet the definition under Section 174 of the Internal Revenue Code. Absent a repeal of this provision in the tax code, we expect amounts paid for income taxes to increase during the remainder of 2022 by approximately $20 million.

Cash Flows From (Used In) Investing Activities

Our cash used in investing activities consists primarily of business combinations, purchases of property and equipment and investments in capital software. For the three months ended March 31, 2022 our net cash used in investing activities was $11.2 million, which was due to the purchase of equipment to support managed IT service contracts and infrastructure investment, partially offset by proceeds from our corporate owned life insurance. For the three months ended March 31, 2021 our net cash used in investing activities was $17.9 million, which was due to the purchase of equipment to support managed IT service contracts.

Cash Flows From (Used in) Financing Activities

For the three months ended March 31, 2022, our net cash used in financing activities was $16.4 million, which was primarily due to dividends paid and payment consideration to tax authority on employee's behalf, partially offset by proceeds from the exercise of stock options. For the three months ended March 31, 2021, our net cash used in financing activities was $8.2 million, which was primarily the result of our dividend payments, offset by net borrowings under our credit facility.

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

There was $300.0 million outstanding on our credit facilities at March 31, 2022. As of and during the three months ended March 31, 2022, we were in compliance with the covenants under the Third Amended and Restated Credit Agreement.

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

Dividend

During the three months ended March 31, 2022 and 2021, we declared and paid a quarterly dividend in the amount of $0.41 per share and $0.38 per share, respectively, on both classes of our common stock. While we expect to continue the cash dividend program, any future dividends declared will be at the discretion of our Board of Directors and will depend, among other factors, upon our results of operations, financial condition and cash requirements, as well as such other factors that our Board of Directors deems relevant.

Critical Accounting Estimates

The discussion and analysis of our financial condition and results of operations are based on our condensed consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles (GAAP). The preparation of these condensed consolidated financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses. Actual results may differ from these estimates under different assumptions or conditions. Our critical accounting estimates are set forth under the caption "Critical Accounting Estimates" in Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, previously filed with the SEC. There have been no material changes to our critical accounting estimates from those discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021.

Recently Adopted Accounting Standards Updates

Accounting Standards Updates that became effective during the three months ended March 31, 2022 did not have a material impact on our condensed consolidated financial statements.

Recently Issued But Not Yet Adopted ASUs

ASUs effective after March 31, 2022 are not expected to have a material effect on our condensed consolidated financial statements.

Item 3.Quantitative and Qualitative Disclosures about Market Risk

Our exposure to market risk relates to changes in interest rates for borrowing under our credit facilities. At March 31, 2022, we had $300.0 million outstanding on our credit facilities. Borrowings under our credit facilities bear interest at variable rates. A hypothetical 10% increase in interest rates would have a $0.5 million effect on our interest expense for the three months ended March 31, 2022.

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

As of March 31, 2022, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), management evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 of the Exchange Act. Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level described above.

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
10.1*
ManTech International Corporation 2022 Executive Incentive Compensation Plan, adopted on February 22, 2022, in which our executive officers participate (incorporated by reference from registrant's Current Report on Form 8-K, as filed with the SEC on February 24, 2022).

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

MANTECH INTERNATIONAL CORPORATION

		By:	/s/ KEVIN M. PHILLIPS
Date:	May 5, 2022	Name:	Kevin M. Phillips
		Title:	Chairman, Chief Executive Officer and President

		By:	/s/ JUDITH L. BJORNAAS
Date:	May 5, 2022	Name:	Judith L. Bjornaas
		Title:	Chief Financial Officer