Form 10-Q
period 2022-06-30
MANTECH INTERNATIONAL CORP
filed 2022-08-03
CIK 892537

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
__________________________________________
FORM 10-Q
__________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No
As of August 1, 2022 there were 39,382,197 shares outstanding of our Class A common stock and 1,586,695 shares outstanding of our Class B common stock.

PART I – FINANCIAL INFORMATION

Item 1.Financial Statements

MANTECH INTERNATIONAL CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands Except Share and Per Share Amounts)

	(unaudited)
	June 30, 2022	December 31, 2021
ASSETS
Cash and cash equivalents	$46,751	$53,374
Receivables—net	511,481	476,035
Prepaid expenses	41,975	32,600
Taxes receivable—current	19,975	22,140
Other current assets	8,779	13,372
Total Current Assets	628,961	597,521
Goodwill	1,511,068	1,498,988
Other intangible assets—net	244,338	265,555
Property and equipment—net	132,978	133,297
Operating lease right of use assets	74,233	75,319
Employee supplemental savings plan assets	30,792	43,342
Investments	11,555	11,555
Other assets	14,647	13,988
TOTAL ASSETS	$2,648,572	$2,639,565
LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Accounts payable	$162,193	$169,140
Accrued salaries and related expenses	130,562	129,685
Contract liabilities	34,638	36,197
Operating lease obligations—current	31,007	32,557
Accrued expenses and other current liabilities	13,108	9,649
Total Current Liabilities	371,508	377,228
Long-term debt	300,000	300,000
Deferred income taxes	168,350	174,060
Operating lease obligations—long term	63,433	63,575
Accrued retirement	25,876	36,053
Other long-term liabilities	13,520	13,229
TOTAL LIABILITIES	942,687	964,145
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY
Common stock, Class A—$0.01 par value; 150,000,000 shares authorized; 39,624,611 and 27,863,041 shares issued at June 30, 2022 and December 31, 2021; 39,380,498 and 27,618,928 shares outstanding at June 30, 2022 and December 31, 2021	396	279
Common stock, Class B—$0.01 par value; 50,000,000 shares authorized; 1,586,695 and 13,176,695 shares issued and outstanding at June 30, 2022 and December 31, 2021	16	132
Additional paid-in capital	576,430	566,573
Treasury stock, 244,113 and 244,113 shares at cost at June 30, 2022 and December 31, 2021	(9,158)	(9,158)
Retained earnings	1,138,499	1,117,867
Accumulated other comprehensive loss	(298)	(273)
TOTAL STOCKHOLDERS' EQUITY	1,705,885	1,675,420
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$2,648,572	$2,639,565
See notes to condensed consolidated financial statements.

MANTECH INTERNATIONAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In Thousands Except Per Share Amounts)

	(unaudited) Three months ended June 30,		(unaudited) Six months ended June 30,
	2022	2021	2022	2021
REVENUE	$669,352	$648,578	$1,344,897	$1,281,802
Cost of services	573,373	552,868	1,149,344	1,095,585
General and administrative expenses	61,054	47,048	116,790	95,134
OPERATING INCOME	34,925	48,662	78,763	91,083
Interest expense	(2,033)	(366)	(4,275)	(720)
Interest income	46	39	99	79
Other income (expense), net	(11)	(12)	101	(133)
INCOME FROM OPERATIONS BEFORE INCOME TAXES AND EQUITY METHOD INVESTMENTS	32,927	48,323	74,688	90,309
Provision for income taxes	(10,090)	(11,714)	(20,510)	(21,371)
Equity in losses of unconsolidated subsidiaries	—	—	—	(1)
NET INCOME	$22,837	$36,609	$54,178	$68,937
BASIC EARNINGS PER SHARE:
Class A common stock	$0.56	$0.90	$1.33	$1.70
Class B common stock	$0.56	$0.90	$1.33	$1.70
DILUTED EARNINGS PER SHARE:
Class A common stock	$0.55	$0.89	$1.32	$1.68
Class B common stock	$0.55	$0.89	$1.32	$1.68

See notes to condensed consolidated financial statements.

MANTECH INTERNATIONAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In Thousands)

	(unaudited) Three months ended June 30,		(unaudited) Six months ended June 30,
	2022	2021	2022	2021
NET INCOME	$22,837	$36,609	$54,178	$68,937
OTHER COMPREHENSIVE LOSS:
Translation adjustments, net of tax	(13)	(7)	(25)	(19)
Total other comprehensive loss	(13)	(7)	(25)	(19)
COMPREHENSIVE INCOME	$22,824	$36,602	$54,153	$68,918

See notes to condensed consolidated financial statements.

MANTECH INTERNATIONAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(In Thousands)

	(unaudited) Three months ended June 30,		(unaudited) Six months ended June 30,
	2022	2021	2022	2021
Common Stock, Class A
At beginning of period	$396	$277	$279	$275
Conversion Class B to Class A common stock	—	—	116	—
Stock-based compensation expense	—	—	1	1
Stock option exercises	—	1	—	2
At end of period	396	278	396	278
Common Stock, Class B
At beginning of period	16	132	132	132
Conversion Class B to Class A common stock	—	—	(116)	—
At end of period	16	132	16	132
Additional Paid-In Capital
At beginning of period	570,871	549,811	566,573	545,717
Stock-based compensation expense	4,428	4,113	8,345	7,555
Stock option exercises	1,142	3,291	5,152	6,432
Payment consideration to tax authority on employees' behalf	(11)	(4)	(3,640)	(2,493)
At end of period	576,430	557,211	576,430	557,211
Treasury Stock, at cost
At beginning of period	(9,158)	(9,158)	(9,158)	(9,158)
At end of period	(9,158)	(9,158)	(9,158)	(9,158)
Retained Earnings
At beginning of period	1,132,457	1,059,608	1,117,867	1,042,676
Net income	22,837	36,609	54,178	68,937
Dividends	(16,795)	(15,455)	(33,546)	(30,851)
At end of period	1,138,499	1,080,762	1,138,499	1,080,762
Accumulated Other Comprehensive Loss
At beginning of period	(285)	(242)	(273)	(230)
Translation adjustments, net of tax	(13)	(7)	(25)	(19)
At end of period	(298)	(249)	(298)	(249)
Total Stockholders' Equity	$1,705,885	$1,628,976	$1,705,885	$1,628,976

See notes to condensed consolidated financial statements.

MANTECH INTERNATIONAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)

	(unaudited) Six months ended June 30,
	2022	2021
CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES:
Net income	$54,178	$68,937
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	41,963	37,887
Noncash lease expense	15,174	15,855
Stock-based compensation expense	8,346	7,556
Deferred income taxes	(4,099)	3,274
Contract loss reserve	(1,391)	—
Bad debt expense	(1,247)	(999)
Change in assets and liabilities—net of effects from acquired businesses:
Receivables-net	(33,158)	(56,912)
Prepaid expenses	(11,286)	(9,186)
Taxes receivable—current	1,941	5,247
Other current assets	6,336	401
Employee supplemental savings plan asset	7,192	(2,836)
Other assets	(1,315)	(2,415)
Accounts payable	(7,923)	30,392
Accrued salaries and related expenses	(54)	1,330
Contract liabilities	(2,033)	(6,159)
Accrued expenses and other current liabilities	245	(5,896)
Operating lease obligations	(18,733)	(17,573)
Accrued retirement	(10,177)	(1,977)
Other	(94)	(469)
Net cash flow from operating activities	43,865	66,457
CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES:
Purchases of property and equipment	(23,409)	(31,077)
Proceeds from corporate owned life insurance	5,358	227
Investments in capitalized software	(375)	—
Net cash (used in) investing activities	(18,426)	(30,850)
CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES:
Borrowings under credit facility	40,500	164,000
Repayments under credit facility	(40,500)	(149,000)
Dividends paid	(33,574)	(30,866)
Proceeds from exercise of stock options	5,152	6,433
Payment consideration to tax authority on employee's behalf	(3,640)	(2,493)
Net cash (used in) financing activities	(32,062)	(11,926)
NET CHANGE IN CASH AND CASH EQUIVALENTS	(6,623)	23,681
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	53,374	41,193
CASH AND CASH EQUIVALENTS, END OF PERIOD	$46,751	$64,874
SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest	$3,758	$664
Cash paid for income taxes, net of refunds	$22,348	$12,864
Noncash investing and financing activities:
Operating lease obligations arising from obtaining right of use assets	$17,041	$9,496
Finance lease obligations arising from obtaining right of use assets	$—	$62
Noncash investing activities	$(140)	$(764)
See notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2022
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

3.Proposed Merger

On May 13, 2022 the Company entered into an Agreement and Plan of Merger (the Merger Agreement) with Moose Bidco, Inc., a Delaware corporation (Parent), and Moose Merger Sub, Inc., a Delaware corporation and a direct, wholly owned subsidiary of Parent (Merger Sub). Pursuant to the Merger Agreement, and in accordance with the terms and subject to the conditions thereof, Merger Sub will merge with and into the Company (the Merger), with the Company surviving the Merger as a wholly owned subsidiary of Parent. As a result of the Merger, the Company will be acquired by Parent, which will be controlled by investment funds managed by The Carlyle Group Inc.

ManTech’s Board of Directors has unanimously determined that the transactions contemplated by the Merger Agreement, including the Merger, are in the best interests of the Company and its stockholders, and approved the Merger Agreement and the transactions contemplated by the Merger Agreement. Our Board of Directors has also unanimously resolved to recommend that the Company’s stockholders vote to adopt the Merger Agreement and approve the Merger and other transactions contemplated thereby.

Under the Merger Agreement, in accordance with the terms and subject to the conditions set forth therein, at the effective time of the Merger, each issued and outstanding share of Class A Common Stock, par value $0.01 per share, of the Company and Class B Common Stock, par value $0.01 per share, of the Company will be automatically converted into the right to receive $96.00 in cash, without interest, other than (1) those shares owned by Parent, Merger Sub or the Company (as treasury stock or otherwise) or any of their respective wholly owned subsidiaries (which will be cancelled without any consideration) and (2) any shares as to which appraisal rights have been properly exercised, and not withdrawn, in accordance with the Delaware General Corporation Law.

The consummation of the merger is subject to the satisfaction or waiver of customary closing conditions specified in the Merger Agreement, including, among others, (1) the adoption of the Merger Agreement by the Company’s stockholders, (2) the expiration or termination of any waiting period (and any extension thereof) applicable under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (the HSR Act which expired June 20, 2022), (3) the absence of any law or order by a governmental authority that has the effect of preventing, making illegal or prohibiting the consummation of the Merger or any other transaction contemplated by the Merger Agreement and (4) the absence of a “Company Material Adverse Effect” (as defined in the Merger Agreement). The consummation of the Merger is not subject to a financing condition.

The Merger Agreement provides that the Company or Parent may terminate the Merger Agreement under certain conditions, and in certain specified circumstances, upon termination of the Merger Agreement, the Company will be required to pay Parent a termination fee of $115.9 million or Parent will be required to pay the Company a termination fee of $239.7 million.

We expect the Merger to close during the second half of calendar year 2022.

4.Revenue from Contracts with Customers

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

For contracts that do not meet the criteria to measure performance as a right to invoice under the series guidance, we utilize an Estimate at Completion process to measure progress toward completion. We typically estimate progress towards completion based on cost incurred or direct labor incurred. As part of this process, we review information including, but not limited to, any outstanding key contract matters, progress towards completion and the related program schedule, identified risks and opportunities and the related changes in estimates of revenue and costs. The risks and opportunities include judgments about the ability and cost to achieve the contract milestones and other technical contract requirements. We make assumptions and estimates regarding labor productivity and availability, the complexity of the work to be performed, the availability of materials, the length of time to complete the performance obligation, execution by our subcontractors, the availability and timing of funding from our customer and overhead cost rates, among other variables. A significant change in one or more of these estimates could affect the timing in which we recognize revenue on our contracts. For the three months ended June 30, 2022, the aggregate impact of adjustments in contract estimates decreased our revenue by $1.5 million. For the three months ended June 30, 2021, the aggregate impact of adjustments in contract estimates increased our revenue by $5.7 million. For the six months ended June 30, 2022, the aggregate impact of adjustments in contract estimates decreased our revenue by $1.9 million. For the six months ended June 30, 2021, the aggregate impact of adjustments in contract estimates increased our revenue by $6.7 million.

We have one reportable segment. Our U.S. government customers typically exercise independent decision-making and contracting authority. Offices or divisions within an agency or department of the U.S. government may directly, or through a prime contractor, use our services as a separate customer as long as the customer has independent decision-making and contracting authority within its organization. We treat sales to U.S. government customers as sales within the U.S. regardless of where the services are performed. For the three months ended and six months ended June 30, 2022 and 2021, we generated 100% of our revenue from sales in the U.S.

The following tables disclose revenue (in thousands) by contract type, customer and contractor type for the periods presented.

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Cost-reimbursable	$476,812	$443,950	$942,789	$863,725
Fixed-price	100,540	117,474	216,284	249,682
Time-and-materials	92,000	87,154	185,824	168,395
Revenue	$669,352	$648,578	$1,344,897	$1,281,802

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
U.S. Government	$665,773	$642,755	$1,338,486	$1,271,253
State agencies, international agencies and commercial entities	3,579	5,823	6,411	10,549
Revenue	$669,352	$648,578	$1,344,897	$1,281,802

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Prime contractor	$622,597	$602,306	$1,245,789	$1,191,380
Subcontractor	46,755	46,272	99,108	90,422
Revenue	$669,352	$648,578	$1,344,897	$1,281,802

The components of our receivables are as follows (in thousands):

	June 30, 2022	December 31, 2021
Billed receivables	$364,278	$370,115
Unbilled receivables	157,557	118,387
Allowance for doubtful accounts	(10,354)	(12,467)
Receivables—net	$511,481	$476,035

Receivables at June 30, 2022 are expected to be substantially collected within one year except for approximately $8.2 million, of which 100% is related to U.S. government receivables. We do not believe that we have significant exposure to credit risk as billed receivables and unbilled receivables are primarily due from the U.S. government. The allowance for doubtful accounts represents our estimate for exposure due to compliance, contractual issues and bad debts related to prime contractors.

At June 30, 2022 and December 31, 2021, our contract liabilities were $34.6 million and $36.2 million, respectively. Changes in the balance of contract liabilities are primarily due to the timing difference between our performance and our customers' payments. For the three months ended June 30, 2022, the amount of revenue that was included in the opening contract liabilities balance was $3.4 million. For the six months ended June 30, 2022, the amount of revenue that was included in the opening contract liabilities balance was $23.1 million.

The remaining performance obligation as of June 30, 2022 is $2.3 billion. The following table discloses when we expect to recognize the remaining performance obligation as revenue (in billions):

For the remaining six months ending December 31, 2022	For the year ending
	December 31, 2023	December 31, 2024	Thereafter
$1.0	$0.6	$0.3	$0.4

5.Acquisitions

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

The purchase price was $30.3 million, which includes the finalized working capital adjustment. The purchase price was preliminarily allocated to the underlying assets and liabilities based on their estimated fair value at the date of acquisition. The excess of the purchase price over the fair value of assets acquired and liabilities assumed was recorded as goodwill. As we are still in the process of reviewing the fair value of the assets acquired and liabilities assumed, the purchase price allocation for TMAC is not complete as of June 30, 2022. In accordance with ASC 805, Business Combinations, we expect to finalize our purchase price allocation within one year of the acquisition date.

Recognition of goodwill is largely attributed to the value paid for TMAC's capabilities, which will broaden our footprint within the U.S. Intelligence Community. The goodwill recorded for this transaction is valued at $15.0 million and will be deductible for tax purposes over 15 years. The components of other intangible assets associated with the acquisition were customer relationships and backlog valued at $15.0 million and $0.7 million, respectively. The fair values of the customer relationships and backlog were determined using the excess earnings method (income approach) in which the value is derived from an estimation of the after-tax cash flows specifically attributable to backlog and customer relationships. Assumptions used in the analysis included revenue and expense forecasts, contributory asset charges, tax amortization benefit and discount rates. Customer contracts and related relationships represent the underlying relationships and agreements with TMAC's existing customers. Customer relationships are amortized using the pattern of benefits method over their estimated useful lives of approximately 20 years. Backlog is amortized using the pattern of benefits method over its estimated useful life of 1 year. The weighted-average amortization period of other intangibles is 19 years.

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

The preliminary purchase price was $358.9 million, which includes an estimated working capital adjustment. The preliminary purchase price was preliminarily allocated to the underlying assets and liabilities based on their estimated fair value at the date of acquisition. The excess of the purchase price over the fair value of assets acquired and liabilities assumed was recorded as goodwill. As we are still in the process of reviewing the fair value of the assets acquired and liabilities assumed, the purchase price allocation for Gryphon is not complete as of June 30, 2022. In accordance with ASC 805, Business Combinations, we expect to finalize our purchase price allocation within one year of the acquisition date.

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

The following table represents the preliminary purchase price allocation for Gryphon (in thousands):

Cash and cash equivalents	$20,184
Receivables	58,554
Prepaid expenses	1,939
Taxes receivable - current	1,418
Other current assets	2,912
Goodwill	257,928
Other intangible assets	69,067
Property and equipment	2,736
Operating lease right of use assets	5,479
Other assets	352
Accounts payable	(12,471)
Accrued salaries and related expenses	(20,411)
Contract liabilities	(4,773)
Operating lease obligations—current	(1,243)
Accrued expenses and other current liabilities	(5,153)
Deferred income taxes	(13,361)
Operating lease obligations—long term	(4,287)
Net assets acquired and liabilities assumed	$358,870

For the three months ended June 30, 2022, we incurred no acquisition costs related to the Gryphon transactions. For the six months ended June 30, 2022, we incurred approximately $0.1 million of acquisition costs related to the Gryphon transaction, which are included in general and administrative expenses in our consolidated statement of income.

6.Earnings Per Share

Under ASC 260, Earnings per Share, the two-class method is an earnings allocation formula that determines earnings per share for each class of common stock according to dividends declared (or accumulated) and participation rights in undistributed earnings. Under that method, basic and diluted earnings per share data are presented for each class of common stock.

In applying the two-class method, we determined that undistributed earnings should be allocated equally on a per share basis between Class A and Class B common stock. Under our Certificate of Incorporation, the holders of the common stock are entitled to participate ratably, on a share-for-share basis as if all shares of common stock were of a single class, in such dividends as may be declared by the Board of Directors. During the six months ended June 30, 2022 and 2021, we declared and paid quarterly dividends in the amounts of $0.41 per share and $0.38 per share, respectively, on both classes of common stock.

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

The net income available to common stockholders and weighted average number of common shares outstanding used to compute basic and diluted earnings per share for each class of common stock are as follows (in thousands, except per share amounts):

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Distributed earnings	$16,795	$15,455	$33,546	$30,851
Undistributed earnings	6,042	21,154	20,632	38,086
Net income	$22,837	$36,609	$54,178	$68,937

Class A common stock:
Basic net income available to common stockholders	$21,948	$24,730	$44,771	$46,537
Basic weighted average common shares outstanding	39,344	27,434	33,778	27,376
Basic earnings per share	$0.56	$0.90	$1.33	$1.70

Diluted net income available to common stockholders	$21,954	$24,830	$44,834	$46,741
Effect of potential exercise of stock options	277	345	275	373
Diluted weighted average common shares outstanding	39,621	27,779	34,053	27,749
Diluted earnings per share	$0.55	$0.89	$1.32	$1.68

Class B common stock:
Basic net income available to common stockholders	$889	$11,879	$9,407	$22,400
Basic weighted average common shares outstanding	1,593	13,177	7,097	13,177
Basic earnings per share	$0.56	$0.90	$1.33	$1.70

Diluted net income available to common stockholders	$883	$11,779	$9,344	$22,196
Diluted weighted average common shares outstanding	1,593	13,177	7,097	13,177
Diluted earnings per share	$0.55	$0.89	$1.32	$1.68

For the three months ended June 30, 2022 and 2021, options to purchase 1,505 shares and 428 shares, respectively, were outstanding but not included in the computation of diluted earnings per share because the options' effect would have been anti-dilutive. For the six months ended June 30, 2022 and 2021, options to purchase 11,235 shares and 411 shares, respectively, were outstanding but not included in the computation of diluted earnings per share because the options' effect would have been anti-dilutive. For the six months ended June 30, 2022 and 2021, there were 99,286 shares and 125,534 shares, respectively, issued from the exercise of stock options. For the six months ended June 30, 2022 and 2021 there were 139,082 shares and 117,129 shares, respectively, issued from the vesting of restricted stock units.

7.Property and Equipment

Major classes of property and equipment are summarized as follows (in thousands):

	June 30, 2022	December 31, 2021
Furniture and equipment	$248,513	$234,169
Leasehold improvements	76,361	70,932
Finance leases	797	797
Property and equipment—gross	325,671	305,898
Accumulated depreciation and amortization	(192,693)	(172,601)
Property and equipment—net	$132,978	$133,297

Depreciation and amortization expense related to property and equipment for the three months ended June 30, 2022 and 2021 was $10.7 million and $11.7 million, respectively. Depreciation and amortization expense related to property and equipment for the six months ended June 30, 2022 and 2021 was $23.5 million and $23.2 million, respectively.

8.Goodwill and Other Intangible Assets

The change in the carrying amount of goodwill during the year ended December 31, 2021 and six months ended June 30, 2022 are as follows (in thousands):

Goodwill Balance
Goodwill at December 31, 2020	$1,237,894
Acquisitions	260,863
Acquisition fair value adjustment	231
Goodwill at December 31, 2021	1,498,988
Acquisition fair value adjustment	12,080
Goodwill at June 30, 2022	$1,511,068

Other intangible assets consisted of the following (in thousands):

	June 30, 2022			December 31, 2021
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Other intangible assets:
Contract and program intangible assets	$512,032	$276,013	$236,019	$517,932	$262,105	$255,827
Capitalized software	58,264	49,945	8,319	56,938	47,210	9,728
Total other intangible assets—net	$570,296	$325,958	$244,338	$574,870	$309,315	$265,555

Amortization expense relating to intangible assets for the three months ended June 30, 2022 and 2021 was $8.3 million and $6.3 million, respectively. Amortization expense relating to the intangible assets for the six months ended June 30, 2022 and 2021 was $16.6 million and $13.1 million, respectively. Amortization expense for the six months ended June 30, 2021 includes an impairment of $0.3 million for capitalized software. We estimate that we will have the following amortization expense for the future periods indicated below (in thousands):

For the remaining six months ending December 31, 2022	$16,279
For the year ending:
December 31, 2023	$26,438
December 31, 2024	$23,885
December 31, 2025	$20,801
December 31, 2026	$19,341
December 31, 2027	$18,312

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

The terms of the Third Amended and Restated Credit Agreement permit prepayment and termination of the loan commitments at any time, subject to certain conditions. The Third Amended and Restated Credit Agreement requires us to comply with specified financial covenants, including the maintenance of certain leverage ratios and a consolidated coverage ratio. The Third Amended and Restated Credit Agreement also contains various covenants, including affirmative covenants with respect to certain reporting requirements and maintaining certain business activities, and negative covenants that, among other things, may limit or impose restrictions on our ability to incur liens, incur additional indebtedness, make investments, make acquisitions and undertake certain other actions. As of and during the six months ended June 30, 2022 and 2021, we were in compliance with these covenants.

There was $300.0 million outstanding on our credit facilities at both June 30, 2022 and December 31, 2021. The maximum available borrowing under the credit facilities at June 30, 2022 was $797.0 million. As of June 30, 2022, we were contingently liable under letters of credit totaling $3.0 million, which reduces our availability to borrow under our credit facilities.

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

We have $3.0 million outstanding on our letter of credit, of which $1.6 million is related to an outstanding performance bond in connection with a contract between ManTech MENA, LLC and Jadwalean International Operations and Management Company to fulfill technical support requirements for the Royal Saudi Air Force.

11.Stockholders' Equity and Stock-Based Compensation

Common Stock

On March 28, 2022, 11,580,000 shares of Class B common stock were converted to Class A common stock. On June 30, 2022, there were 39,380,498 shares of Class A common stock outstanding, 244,113 shares of Class A common stock as treasury stock, and 1,586,695 shares of Class B common stock outstanding.

Accounting for Stock-Based Compensation

Our 2016 Management Incentive Plan (the Plan) was designed to attract, retain and motivate key employees. The types of awards available under the Plan include, among others, stock options, restricted stock and restricted stock units (RSUs). Equity awards granted under the Plan are settled in shares of Class A common stock. At the beginning of each year, the Plan provides that the number of shares available for issuance automatically increases by an amount equal to 1.5% of the total number of shares of Class A and Class B common stock outstanding on December 31st of the previous year. On January 2, 2022, there were 611,934 additional shares made available for issuance under the Plan. Through June 30, 2022, the Board of Directors has

authorized the issuance of up to 16,970,005 shares under this Plan. Through June 30, 2022, the remaining aggregate number of shares of our common stock available for future grants under the Plan was 8,214,622. The Plan expires in March 2026.

The Plan is administered by the compensation committee of our Board of Directors, along with its delegates. Subject to the express provisions of the Plan, the committee has the Board of Directors’ authority to administer and interpret the Plan, including the discretion to determine the exercise price, vesting schedule, contractual life and the number of shares to be issued.

Stock Compensation Expense—For the three months ended June 30, 2022 and 2021, we recorded $4.4 million and $4.2 million, respectively, of stock-based compensation expense. For the six months ended June 30, 2022 and 2021, we recorded $8.3 million and $7.6 million, respectively, of stock-based compensation expense. No compensation expense of employees with stock awards, including stock-based compensation expense, was capitalized during the periods. For the three months ended June 30, 2022 and 2021, we recorded $0.1 million and $0.5 million, respectively, to income tax benefit related to the exercise of stock options, vested cancellations and the vesting of restricted stock and restricted stock units. For the six months ended June 30, 2022 and 2021, we recorded $1.0 million and $1.5 million, respectively, to income tax benefit related to the exercise of stock options, vested cancellations and the vesting of restricted stock and restricted stock units.

Stock Options—Under the Plan, we have issued stock options in the past. A stock option gives the holder the right, but not the obligation to purchase a certain number of shares at a predetermined price for a specific period of time. We did not grant any options during the six months ended June 30, 2022 and year ended December 31, 2021.

We have used the Black-Scholes-Merton option pricing model to determine the fair value of our awards on the date of grant. We will reconsider the use of the Black-Scholes-Merton model if additional information becomes available in the future that indicates another model would be more appropriate or if grants issued in future periods have characteristics that cannot be reasonably estimated under this model. Option grants that vested during the six months ended June 30, 2022 and 2021 had a combined fair value of $0.6 million and $1.1 million, respectively.

The following table summarizes stock option activity for the year ended December 31, 2021 and the six months ended June 30, 2022:

	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value (in thousands)	Weighted Average Remaining Contractual Life
Stock options outstanding at December 31, 2020	785,827	$56.33	$25,629
Exercised	(196,735)	$48.65	$7,168
Cancelled and expired	(21,776)	$63.80
Stock options outstanding at December 31, 2021	567,316	$58.70	$8,380
Exercised	(99,286)	$52.15	$3,253
Cancelled and expired	(9,983)	$64.05
Stock options outstanding at June 30, 2022	458,047	$60.01	$16,235	2 years

Stock options exercisable at June 30, 2022	403,471	$58.00	$15,112	1 year

The following table summarizes non-vested stock options for the six months ended June 30, 2022:

	Number of Shares	Weighted Average Fair Value
Non-vested stock options at December 31, 2021	114,067	$12.16
Vested	(55,167)	$10.07
Cancelled	(4,324)	$12.59
Non-vested stock options at June 30, 2022	54,576	$14.23

Unrecognized compensation expense related to non-vested awards was $0.3 million as of June 30, 2022, which is expected to be recognized over a weighted-average period of 0.3 years.

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

The following table summarizes the restricted stock activity during the year ended December 31, 2021 and the six months ended June 30, 2022:

	Number of Shares	Weighted Average Fair Value
Non-vested restricted stock at December 31, 2020	24,000	$71.11
Granted	24,000	$86.01
Vested	(24,000)	$71.11
Non-vested restricted stock at December 31, 2021	24,000	$86.01
Vested	(24,000)	$86.01
Non-vested restricted stock at June 30, 2022	—	$—

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

The following table summarizes the non-vested RSU activity during the year ended December 31, 2021 and the six months ended June 30, 2022:

	Number of Units	Weighted Average Fair Value
Non-vested RSUs at December 31, 2020	346,799	$64.48
Granted	236,240	$78.78
Vested	(152,121)	$61.06
Forfeited	(25,564)	$67.07
Non-vested RSUs at December 31, 2021	405,354	$73.94
Granted	200,760	$81.02
Vested	(116,422)	$71.09
Forfeited	(24,622)	$75.30
Non-vested RSUs at June 30, 2022	465,070	$77.64

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

Forward-looking statements may include, among other things, statements with respect to our financial condition, results of operations, prospects, business strategies, competitive position, growth opportunities, and plans and objectives of management. Such statements are subject to numerous assumptions, risks, uncertainties and other factors, many of which are outside of our control, and include, without limitations, the risks and uncertainties discussed in Item 1A "Risk Factors" in Part I of our Annual Report on Form 10-K for the fiscal year ended December 31, 2021 and in Item 1A "Risk Factors" in Part II of this Form 10-Q.

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
•the conditions to the closing of the proposed Merger may not be satisfied or waived, and the proposed Merger may not be consummated within the expected time period or at all;
•our business may suffer as a result of uncertainty surrounding the Merger, and the proposed Merger may disrupt our current plans and operations or divert management’s attention from ongoing business operations;
•difficulties with our ability to retain and hire key personnel and maintain our business relationships as a result of the proposed Merger may occur;
•we have incurred and expect to continue to incur significant costs in connection with the Merger, some of which are payable by us regardless of whether the Merger is completed;
•the occurrence of certain events, changes or other circumstances could, under the terms of the Merger Agreement, give rise to termination of the Merger Agreement;
•stockholder litigation in connection with the Merger could affect the timing or occurrence of the Merger and could result in significant costs; and
•if the Merger is completed, stockholders will forego realization of any long-term value potential based on current strategy as an independent public company.

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

We are continuing to monitor impacts of the global outbreak of the COVID-19 pandemic including new variants of the virus, specific impacts and mitigation protocols enacted in regions in which we operate, and the vaccination status of our employees. In preparation of the President's Executive Order requiring all federal employees and contractors supporting the federal government be vaccinated (or to have an approved accommodation) as well as to promote the well-being of our workforce, we have and continue to encourage our employees to get vaccinated. There is currently an injunction suspending the President’s executive order requiring vaccination of our workforce. We cannot predict the potential impact of the vaccination mandate, if enforced, or the overall evolution of the pandemic and its further impacts on the economy or our business.

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

Proposed Merger

On May 13, 2022 the Company entered into the Merger Agreement with Parent and Merger Sub. Pursuant to the Merger Agreement, and in accordance with the terms and subject to the conditions thereof, Merger Sub will merge with and into the Company, with the Company surviving the Merger as a wholly owned subsidiary of Parent. As a result of the Merger, the Company will be acquired by the Parent, which will be controlled by investment funds managed by The Carlyle Group Inc. The consummation of the Merger is subject to the satisfaction or waiver of customary closing conditions specified in the Merger Agreement. Refer to Note 3, Proposed Merger, in the notes to the financial statements in this Form 10-Q.

Three Months Ended June 30, 2022 Compared to the Three Months Ended June 30, 2021

The following table sets forth certain items from our condensed consolidated statements of income and the relative percentage that certain items of expenses and earnings bear to revenue, as well as the period-to-period change from June 30, 2021 to June 30, 2022.

	Three months ended June 30,				Period-to-Period Change
	2022	2021	2022	2021	2021 to 2022
	Dollars		Percentage		Dollars	Percentage
	(dollars in thousands)
REVENUE	$669,352	$648,578	100.0%	100.0%	$20,774	3.2%
Cost of services	573,373	552,868	85.7%	85.2%	20,505	3.7%
General and administrative expenses	61,054	47,048	9.1%	7.3%	14,006	29.8%
OPERATING INCOME	34,925	48,662	5.2%	7.5%	(13,737)	(28.2)%
Interest expense	(2,033)	(366)	0.3%	0.1%	1,667	455.5%
Interest income	46	39	—%	—%	7	17.9%
Other (expense), net	(11)	(12)	—%	—%	(1)	(8.3)%
INCOME FROM OPERATIONS BEFORE INCOME TAXES AND EQUITY METHOD INVESTMENTS	32,927	48,323	4.9%	7.4%	(15,396)	(31.9)%
Provision for income taxes	(10,090)	(11,714)	1.5%	1.8%	(1,624)	(13.9)%
NET INCOME	$22,837	$36,609	3.4%	5.6%	$(13,772)	(37.6)%

Revenue

The primary drivers of our increase in revenue relates to revenue from recent acquisitions, new contract awards and growth on certain existing contracts. This increase was offset by contracts and tasks that ended and reduced scope of work on some contracts, including contracts with variable material purchase requirements.

Cost of services

The increase in cost of services was primarily due to increases in revenue. As a percentage of revenue, direct labor costs were 50% and 49% for the three months ended June 30, 2022 and 2021, respectively. As a percentage of revenue, other direct costs, which include subcontractors and third party equipment and materials used in the performance of our contracts, was 35% and 36% for the three months ended June 30, 2022 and 2021, respectively. Profitability is relatively flat due to lower program profits and higher benefit costs.

General and administrative expenses

The increase in general and administrative expenses was primarily due to additional legal and transaction fees incurred in relation to our Merger Agreement of $6.9 million as well as higher amortization expense associated with intangibles from our recent acquisitions. As a percentage of revenue, general and administrative expenses increased for the three months ended June 30, 2022 as compared to the same period in 2021.

Interest expense

The increase in interest expense was due to interest on borrowing associated with the acquisitions of Gryphon and TMAC.

Provision for income taxes

Our effective tax rate is affected by recurring items, such as the relative amount of income we earn in various taxing jurisdictions and their tax rates. It is also affected by discrete items that may occur in any given year, but are not consistent from year-to-year. Our effective income tax rate was 31% and 24% for the three months ended June 30, 2022 and 2021, respectively. The increase in the effective tax rate is primarily due to market fluctuations in the executive deferred compensation plan, lower stock option exercises when compared to the previous period and limits on the deductibility of transaction fees incurred with our Merger Agreement.

Six Months Ended June 30, 2022 Compared to the Six Months Ended June 30, 2021

The following table sets forth certain items from our condensed consolidated statements of income and the relative percentage that certain items of expenses and earnings bear to revenue, as well as the period-to-period change from June 30, 2021 to June 30, 2022.

	Six months ended June 30,				Period-to-Period Change
	2022	2021	2022	2021	2021 to 2022
	Dollars		Percentage		Dollars	Percentage
	(dollars in thousands)
REVENUE	$1,344,897	$1,281,802	100.0%	100.0%	$63,095	4.9%
Cost of services	1,149,344	1,095,585	85.5%	85.5%	53,759	4.9%
General and administrative expenses	116,790	95,134	8.7%	7.4%	21,656	22.8%
OPERATING INCOME	78,763	91,083	5.8%	7.1%	(12,320)	(13.5)%
Interest expense	(4,275)	(720)	0.3%	0.1%	3,555	493.8%
Interest income	99	79	—%	—%	20	25.3%
Other income (expense), net	101	(133)	—%	—%	234	175.9%
INCOME FROM OPERATIONS BEFORE INCOME TAXES AND EQUITY METHOD INVESTMENTS	74,688	90,309	5.5%	7.0%	(15,621)	(17.3)%
Provision for income taxes	(20,510)	(21,371)	1.5%	1.6%	(861)	(4.0)%
Equity in losses of unconsolidated subsidiaries	—	(1)	—%	—%	(1)	(100.0)%
NET INCOME	$54,178	$68,937	4.0%	5.4%	$(14,759)	(21.4)%

Revenue

The primary drivers of our increase in revenues relates revenue from recent acquisitions, new contract awards and growth on certain existing contracts. This increase was offset by contracts and tasks that ended and reduced scope of work on some contracts, including contracts with variable material purchase requirements. We expect revenue to increase in the remainder of 2022 due to our recent acquisitions as well as new contracts and growth on existing programs.

Cost of services

The increase in cost of services was primarily due to increases in revenue. As a percentage of revenue, direct labor costs were 51% for the six months ended June 30, 2022 and 2021. As a percentage of revenue, other direct costs, which include subcontractors and third party equipment and materials used in the performance of our contracts, was 35% for the six months ended June 30, 2022 and 2021. We expect cost of services as a percentage of revenue to decrease slightly for the remainder of 2022.

General and administrative expenses

The increase in general and administrative expenses was primarily due additional legal and transaction fees incurred in relation to our Merger Agreement of $7.3 million as well as higher amortization expense associated with intangibles from our recent acquisitions. As a percentage of revenue, general and administrative expenses increase for the six months ended June 30, 2022 as compared to the same period in 2021. Whether successful or not, we expect to incur additional expense in relation to the proposed Merger. We expect the merger to be completed in the second half of 2022.

Interest expense

The increase in interest expense was due to interest on borrowing associated with the acquisitions of Gryphon and TMAC. We expect interest expense may increase in the short term as interest rates rise, but to decrease later in 2022 as we expect to reduce our outstanding loan balances.

Provision for income taxes

Our effective tax rate is affected by recurring items, such as the relative amount of income we earn in various taxing jurisdictions and their tax rates. It is also affected by discrete items that may occur in any given year, but are not consistent from year-to-year. Our effective income tax rate was 27% and 24% for the six months ended June 30, 2022 and 2021, respectively. The increase in the effective tax rate is market fluctuations in the executive deferred compensation plan, lower stock option exercises when compared to the previous period and limits on the deductibility of transaction fees incurred with our Merger Agreement.

Backlog

At June 30, 2022 and December 31, 2021, our backlog was $10.4 billion and $10.6 billion, respectively. Our funded backlog was $1.7 billion and $1.6 billion as of June 30, 2022 and December 31, 2021, respectively. Backlog represents estimates that we calculate on a consistent basis. For additional information on how we compute backlog, see the disclosure under the caption "Backlog," contained in "Item 1. Business" of our Annual Report on Form 10-K for the fiscal year ended December 31, 2021.

Liquidity and Capital Resources

Our primary sources of liquidity are cash provided by operations and our credit facilities. On June 30, 2022, our cash and cash equivalents balance was $46.8 million. There was $300.0 million outstanding under our credit facilities at June 30, 2022. As of June 30, 2022, we were contingently liable under letters of credit totaling $3.0 million, which reduces our availability to borrow under our credit facilities. The maximum available borrowings under our credit facilities at June 30, 2022 were $797.0 million. These sources of liquidity have met the short-term and long-term liquidity needs for financing of acquisitions, working capital, payment under our cash dividend program and capital expenditures.

Cash provided by operating activities has been adequate to fund our operations, including payments under our regular cash dividend program. When there are short-term fluctuations in our cash flows and level of operations, we may from time-to-time increase borrowings under our credit facilities to meet cash demands.

Cash Flows From (Used In) Operating Activities

Our operating cash flow is primarily affected by our ability to invoice and collect from our customers in a timely manner, our ability to manage our vendor payments and the overall profitability of our contracts. We bill most of our customers monthly after services are rendered. Our accounts receivable days sales outstanding were 69 and 64 for the six months ended June 30, 2022 and 2021, respectively. Our net cash flow from operating activities was $43.9 million and $66.5 million for the six months ended June 30, 2022 and June 30, 2021, respectively. The decrease in net cash flow from operating activities over the comparative period was primarily related to the timing of payments to vendors, an increase in estimated tax payments related to the capitalization of Section 174 expenses, and a decrease in net income, offset by the timing of customer collections. Beginning in 2022, the Tax Cuts and Jobs Act of 2017 requires expenses that meet the definition under Section 174 of the Internal Revenue Code to be deferred over 5 years. Absent a repeal of this provision in the tax code, we expect amounts paid for income taxes to be increased by approximately $20 million in 2022.

Cash Flows From (Used In) Investing Activities

Our cash used in investing activities consists primarily of business combinations, purchases of property and equipment and investments in capital software. For the six months ended June 30, 2022 our net cash used in investing activities was $18.4 million, which was due to the purchase of equipment to support managed IT service contracts and infrastructure investment, partially offset by proceeds from our corporate owned life insurance. For the six months ended June 30, 2021 our net cash used in investing activities was $30.9 million, which was due to the purchase of equipment to support managed IT service contracts.

Cash Flows From (Used in) Financing Activities

For the six months ended June 30, 2022, our net cash used in financing activities was $32.1 million, which was primarily due to dividends paid. For the six months ended June 30, 2021, our net cash used in financing activities was $11.9 million, which was primarily the result of our dividend payments, offset by net borrowings under our credit facility.

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

There was $300.0 million outstanding on our credit facilities at June 30, 2022. As of and during the six months ended June 30, 2022, we were in compliance with the covenants under the Third Amended and Restated Credit Agreement.

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

Dividend

During the six months ended June 30, 2022 and 2021, we declared and paid a quarterly dividend in the amount of $0.41 per share and $0.38 per share, respectively, on both classes of our common stock. We will not be declaring a dividend in the third quarter.

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

Recently Adopted Accounting Standards Updates

Accounting Standards Updates that became effective during the six months ended June 30, 2022 did not have a material impact on our condensed consolidated financial statements.

Recently Issued But Not Yet Adopted ASUs

ASUs effective after June 30, 2022 are not expected to have a material effect on our condensed consolidated financial statements.

Item 3.Quantitative and Qualitative Disclosures about Market Risk

Our exposure to market risk relates to changes in interest rates for borrowing under our credit facilities. At June 30, 2022, we had $300.0 million outstanding on our credit facilities. Borrowings under our credit facilities bear interest at variable rates. A hypothetical 10% increase in interest rates would have a $0.6 million effect on our interest expense for the six months ended June 30, 2022.

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

As of June 30, 2022, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), management evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 of the Exchange Act. Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level described above.

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

Item 1A. Risk Factors

In addition to the other information set forth in this Form 10-Q, you should carefully consider the factors discussed in Item 1A “Risk Factors” in Part I of our Annual Report on Form 10-K for the fiscal year ended December 31, 2021. There have been no material changes to our risk factors from those set forth in our Annual Report on Form 10-K the fiscal year ended December 31, 2021, except as follows:

Risks Related to the Proposed Merger

Failure to complete the proposed Merger or a delay in completion of the Merger could negatively impact the price of our common stock, as well as our future business and financial results.

On May 13, 2022, we entered into the Merger Agreement, pursuant to which we will be acquired by Parent, which will be controlled by investment funds managed by The Carlyle Group, as described in Note 3, Proposed Merger, in the notes to the financial statements in this Form 10-Q. The consummation of the Merger is subject to the satisfaction or waiver of closing conditions specified in the Merger Agreement, including, among others, (1) the adoption of the Merger Agreement by the Company’s stockholders, (2) the expiration or termination of any waiting period (and any extension thereof) under the HSR Act (which expired on June 20, 2022), (3) the absence of any law or order by a governmental authority that has the effect of preventing, making illegal or prohibiting the consummation of the Merger or any other transaction contemplated by the Merger Agreement and (4) the absence of a “Company Material Adverse Effect” (as defined in the Merger Agreement). We cannot assure you that all of the closing conditions specified in the Merger Agreement will be satisfied or waived on a timely basis. If the conditions to the Merger are not satisfied or waived on a timely basis, we may be unable to complete the Merger as quickly as expected or at all.

If the Merger is not completed, our ongoing business may be adversely affected as follows:

•we may experience negative reactions from the financial markets, including negative impacts on the market price of our common stock;
•some of management's attention will have been directed to the Merger instead of being directed to our day-to-day operations and the pursuit of other opportunities that could have been beneficial to us;
•the manner in which our business partners and other third parties perceive us may be negatively impacted, which in turn could affect our ability to compete for business;
•we may experience negative reactions from our employees;
•we could be subject to litigation related to any failure to complete the Merger or related to any enforcement proceeding commenced against us to perform our obligations under the Merger Agreement;
•we will be required to pay our costs relating to the Merger, whether or not the Merger is completed; and
•we may be required, in certain circumstances, to pay a termination fee of $115.9 million, as provided in the Merger Agreement.

In addition, any significant delay in consummating the Merger could have an adverse effect on our operating results, could adversely affect our relationships with our business partners and would likely lead to a significant diversion of management and employee attention.

Additionally, in approving the Merger Agreement, the Board of Directors considered a number of factors and potential benefits, including the fact that the merger consideration to be received by holders of the Company’s common stock represented a significant premium to the recent market price. If the Merger is not completed, neither the Company nor the holders of our common stock will realize this benefit of the Merger. Moreover, we would also have nevertheless incurred substantial transaction-related costs and the loss of management time and resources.

Uncertainties associated with the Merger may cause a loss of management and other key employees and disrupt our business relationships, which could adversely affect our business.

Uncertainty about the effect of the Merger on our employees and business relationships may have an adverse effect on our business. These uncertainties may impair our ability to attract, retain and motivate key personnel until the Merger is completed and for a period of time thereafter. Employee retention may be particularly challenging during the pendency of the Merger. If key employees depart and as we face additional uncertainties relating to the Merger, our business relationships may be subject to disruption. If key employees depart or if our existing business relationships suffer, our results of operations may be adversely affected. The adverse effects of such disruptions could be further exacerbated by any delay in the completion of the Merger.

We will incur significant costs in connection with the Merger.

We have incurred and expect to continue to incur significant costs in connection with the Merger. These costs include fees paid to financial, legal and accounting advisors, filings fees, printing expenses and other related costs. Some of these costs are payable by us regardless of whether the Merger is completed. If the Merger is not consummated, we may under certain circumstances be required to pay to Parent a termination fee of $115.9 million.

The Merger Agreement limits our ability to pursue alternatives to the Merger and may discourage other companies from trying to acquire us for greater consideration than what is specified in the Merger Agreement.

The Merger Agreement contains provisions that make it more difficult for us to sell our business to a company other than Parent. These provisions include restrictions on the Company’s solicitation of alternative acquisition proposals from third parties. Under the Merger Agreement, the Company is required to pay a termination fee equal to $115.9 million if the Merger Agreement is terminated under certain circumstances (including to accept a “Superior Acquisition Proposal” as defined in the Merger Agreement), which could deter other potential bidders from making an acquisition proposal for the Company prior to the consummation of the Merger and could impact the Company’s ability to engage in another transaction for up to twelve months if the Merger Agreement is terminated in certain circumstances.

We may be the target of lawsuits related to the Merger which could result in substantial costs and may delay or prevent the Merger from being completed.

Shareholder lawsuits are often brought against public companies that have entered into merger agreements. Even if these lawsuits are without merit, defending against these claims can result in substantial costs and divert management time and resources. Lawsuits filed in connection with the Merger against the Company and/or its directors and officers could prevent or delay the consummation of the Merger and result in additional costs to us. The ultimate resolution of any lawsuits cannot be predicted, and an adverse ruling in any such lawsuit may cause the Merger to be delayed or not to be completed, which could cause us not to realize some or all of the anticipated benefits of the Merger. We cannot currently predict the outcome of any lawsuits or claims.

Item 6.Exhibits

Exhibits required by Item 601 of Regulation S-K:

Exhibit	Description of Exhibit
2.1
Agreement and Plan of Merger, dated as of May 13, 2022, by and among Moose Bidco, Inc., Moose Merger Sub, Inc. and ManTech International Corporation (incorporated herein by reference from registrants Current Report on Form 8-K, as filed with the SEC on May 16, 2022)

10.1*	Form of Amendment to Executive Continuity and Stay Incentive Agreement (incorporated by reference from registrant's Current Report on Form 8-K, as filed with the SEC on May 17, 2022.
31.1‡	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.
31.2‡	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.
32‡	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended.
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
*Management contract or compensatory plan or arrangement required to be filed as an Exhibit to this report pursuant to Item 15(a)(3).
‡ Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MANTECH INTERNATIONAL CORPORATION

		By:	/s/ KEVIN M. PHILLIPS
Date:	August 3, 2022	Name:	Kevin M. Phillips
		Title:	Chairman, Chief Executive Officer and President

		By:	/s/ JUDITH L. BJORNAAS
Date:	August 3, 2022	Name:	Judith L. Bjornaas
		Title:	Chief Financial Officer